Form 10-Q
period 1995-03-31
KEY ENERGY GROUP INC
filed 1995-05-11
CIK 318996

UNITED STATES
                 			SECURITIES AND EXCHANGE COMMISSION

                    				Washington, D. C.  20549

                           					FORM 10-Q

      (Mark One)
	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended
                             March 31, 1995

                               				or

	[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from
                                              to

                			Commission file number   1-8038

                     				KEY ENERGY GROUP, INC.
        		(Exact name of registrant as specified in its charter)


                Maryland                          04-2648081
      (State or other jurisdiction of         (I.R.S. Employer
       incorporation or organization)          Identification No.)

          			255 Livingston Ave., New Brunswick, NJ      08901
        			(Address of Principal executive offices)    (ZIP Code)

		Registrant's telephone number including area code:  (908)247-4822

 	Indicate by check mark whether the registrant (1) has filed all
  reports required to be filed 	by Section 13 or 15(d) of the
  Securities Exchange Act of 1934 during the preceding 12 		months
  (or for such shorter period that the registrant was required to
  file such reports), 		and (2) has been subject to such filing
  requirements for the past 90 days. Yes   X   No

 	Indicate by check mark whether the registrant has filed
  documents and reports required 		to be filed by Section 12, 13
  or 15(d) of  the Securities Exchange Act of 1934 subsequent 	to
  the distribution of securities under a plan confirmed by a court
  since there was a 		distribution of securities under a plan
  confirmed by a court.  Yes   X    No

 	Common Shares outstanding at April 15, 1995: 6,914,513





               			KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                             						INDEX
                                      										          Page
                                                         Number

	PART  I.  FINANCIAL INFORMATION

		Item 1.   Financial Statements                       					3

		Item 2.   Management's Discussion and Analysis of
      			   Financial Condition and Results of Operations		11

	PART  II. OTHER INFORMATION

		Item 1.   Legal Proceedings.			                       			21

		Item 2.   Changes in Securities.                    					21

		Item 3.   Defaults Upon Senior Securities.           				21

		Item 4.   Submission of Matters to a Vote of Security
            Holders.                                      	21

		Item 6.   Exhibits and Reports on Form 8-K.          				21

		Signatures.			                                      					22



                            Key Energy Group, Inc. and
                                   Subsidiaries
                            Consolidated Balance Sheets

							                                         (unaudited)
                                                  March 31,     June 30,
 (Thousands, except share and per share data)       1995          1994
  ASSETS
   Current Assets:
    Cash                						                     	$148       			$717
    Restricted cash                                  672           456
    Restricted marketable securities		           		  251		      	  251
    Accounts receivable, net				                   7,782		       6,674
    Prepaid expenses		                        				    76			        105
    Wells in progress					                        	  660	  	  	      -
    Inventories			                             				1,058	      		  964

  Total Current Assets				              	         10,647      			9,167

  Property and Equipment:
    Oilfield service equipment				                23,375	       12,412
    Oil and gas drilling equipment			              1,903         	   -
    Motor vehicles						                             429     			   422
    Oil and gas properties and other related
     equipment, successful efforts method          5,718     			 4,430
    Furniture and equipment                          268		    	    157
				Buildings and land                             2,211         1,514

  Total Property and Equipment                    33,904        18,935
  Accumulated depreciation and depletion          (3,663)       (1,776)

  Net Property and Equipment                      30,241        17,159

  Other assets                                       983         1,769

  Total Assets	                   					          $41,871       $28,095

  LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities:
    Accounts payable		                      	    	$2,628      		$3,117
    Accrued interest		                             		100          		89
    Other accrued liabilities                      2,008         2,726
    Accrued income taxes                         				447	         	447
    Current portion oflong-term debt	           			2,013	       	2,004

  Total Current Liabilities                    				7,196       		8,383

  Long-term debt, less current portion        				13,465       		9,497
  Deferred income taxes	                        			1,694         		952

  Commitments and contingencies		                    		-           		-

  Stockholders' equity:
	  Common stock, $.10 par value; 10,000,000
   shares authorized, 6,914,513 and 5,273,513 shares
   issued and outstanding at March 31, 1995 and
   June 30, 1994, respectively                       691           527
   Additional paid-in capital	                 			15,127       		6,680
   Retained earnings                           				3,698       		2,056

  Total Stockholders'Equity                   				19,516       		9,263

  Total Liabilities and Stockholders'Equity	  			$41,871     		$28,095

	 See the accompanying notes which are an integral part of these consolidated financial statements.



                     Key Energy Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                             	       Three Months Ended		    Nine Months Ended
                           	              March 31,				           March 31,
(Thousands,except per share data)	    1994       	1995     		 1994	     	1995

  REVENUES:
   Oilfield services and drilling	 	$9,673   		$10,145   		$23,407  		$31,068
   Oil and gas revenues              		645       		695      	1,552    		1,772
   Other revenues, net               		(29)        209        	(11)      	171

                                   	10,289	    	11,049    		24,948   		33,011
 COSTS AND EXPENSES:
   Oilfield services and drilling
    direct costs	                   	8,450     		8,287    		20,221   		26,285
  Oil and gas direct costs	           	354       		686       		677    		1,009
  Depreciation and depletion expense 		432       		642     		1,018    		1,887
  General and administrative expense 		153       		167       		431      		449
  Interest expense                    	219       		370       		554      		997

                                    	9,608	    	10,152    		22,901   		30,627

 Income before income taxes          		681       		897     		2,047    		2,384
 Income tax expense                  		232       		266       		697      		742

 NET INCOME                         		$449      		$631    		$1,350   		$1,642

 EARNINGS PER COMMON SHARE

 Primary:
  Income before income taxes        	$0.13      	$0.14      	$0.39     	$0.36
  Net income	                        $0.09      	$0.10      	$0.26     	$0.25

 Assuming full dilution:
  Income before income taxes	        $0.13      	$0.14      	$0.39     	$0.36
  Net income	                        $0.09      	$0.10      	$0.26     	$0.25

AVERAGE COMMON SHARES OUTSTANDING
  Primary	                          	5,274	     	6,637     		5,274    		6,637
  Assuming full dilution	           	5,288	     	6,637     		5,288    		6,637

  See the accompanying notes which are an integral part of these consolidated financial statements.



                          Key Energy Group, Inc. and Subsidiaries
                           Consolidated Statements of Operations

                          		         Three Months Ended	     Nine Months Ended
                        	                 March 31,				           March 31,
(Thousands)                          	1994      		1995	      	1994	     	1995

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                        		$449      		$631    		$1,350   		$1,642
  Adjustments to reconcile income from
  operations to net cash provided by
  operations:
   Depreciation and depletion        		432       		642     		1,046    		1,887
   Change in assets and liabilities
   net of effects from the acquisition
   of the operations of WellTech West
   Texas and Clint Hurt Drilling:
    (Increase) decrease in accounts
     receivable	                      	509	      	(148)     		(218)  		(1,108)
    (Increase) decrease in other
     current assets                  		(53)     		(654)	     	(220)    		(725)
    (Increase) decrease in accounts
     payable and accrued expenses    		(12)      		107	    	(1,053)  		(1,457)
    (Decrease) increase in
     accrued interest                  		-	        	27        		10       		11
    (Decrease) increase in
     accrued taxes	                   	232         		-       		697        		-
    (Decrease) increase in
     non-current deferred taxes        		-       		266         		-	      	742
    (Increase) decrease in other assets		-	        	(1)        		-       		(1)

     Net cash (used in) provided
      by operating activities	      	1,557       		870     		1,612      		991

    CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures - Oilwell
      service operations	          	(1,435)     		(385)   		(2,067)	  	(2,284)
     Capital expenditures - Oil
      and gas operations               		-	       	(16)        		-	      	(23)
     Investment in other assets        		-         		-      		(306)       		-
     Purchase of water disposal
      well and mud plant	               	-	         	-	      	(325)       		-
     Expenditures for oil and
      gas properties                		(663)      		(78)   		(1,311)  		(1,289)

     Net cash used in investing
      activities	                  	(2,098)	     	(479)    	(4,009)  		(3,596)

    CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments	             	(649)	     	(471)	   	(1,429)	  	(1,518)
     Borrowings under line-of-credit		 381	    	(1,377)    		1,611     		(406)
     Proceeds from long-term debt	    	850     		1,310     		2,947    		4,176
     Cash acquired from
      WellTech aquisition	              	-	         	-	        	42        		-

    Net cash provided by (used in)
     financing activities	            	582	      	(538)    		3,171    		2,252

   Net increase (decrease) in
    cash and restricted cash          		41	      	(147)      		774     		(353)
   Cash and restricted cash at
    beginning of period	            	1,356       		967       		623    		1,173
   Cash and restricted cash at
    end of period                 		$1,397      		$820    		$1,397     		$820

   Supplemental cash flow disclosures:
    Interest paid	                   	$219	      	$343	      	$554     		$986

   Supplemental schedule of non-cash
   investing and financing transactions:
    Fair market value ofCommon Stock
    issued as payment for Odessa
    Exploration,Inc.                   	$-        		$-	      	$638       		$-
    Assumption of Odessa Exploration,
    Inc. liabilities	                  	$-	        	$-	    	$2,752	       	$-
    Acquisition of Odessa Exploration,
    Inc. property and equipment	       	$-        		$-	    	$3,196	       	$-
    Fair market value of Common Stock
    issued as payment for the WellTech
    equipment                         		$-        		$-        		$-   		$8,423
    Fair market value of Common Stock
    issued as partial payment for the
    Clint Hurt drilling equipment      	$-	       	$24        		$-      		$24

  See the accompanying notes which are an integral part of these consolidated financial statements.



                       Key Energy Group, Inc. and Subsidiaries
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  March 31, 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The consolidated financial information in this report includes the accounts of Key Energy Group, Inc. (the "Company") and its wholly-owned subsidiaries and was prepared in conformity with accounting policies used in the Annual Report on Form 10-KSB furnished for the preceding fiscal year.

The consolidated financial information in this report includes the three operating subsidiaries of the Company; Yale E. Key, Inc. ("Key") which is involved in oilwell service operations, Odessa Exploration Inc. ("OEI") which is involved in the production and exploration of oil and natural gas and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is involved in the drilling for oil and natural gas.

OEI follows successful efforts method of accounting. Lease acquisition and development costs (tangible and intangible) for expenditures relating to proved oil and gas properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred on exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments and renewals are capitalized. Geological and geophysical costs are expensed when incurred.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1995, the statement of cash flows for the three and nine months ended March 31, 1995 and 1994, and the results of operations for the three and nine month periods then ended.

2.  ACQUISITIONS

Clint Hurt Drilling

On March 30, 1995, the Company and Mr. Clint Hurt (acting in behalf of
Clint Hurt and Associates) entered into an Asset Purchase Agreement pursuant to which Clint Hurt transferred to the Company all of its oil and gas drilling equipment of its West Texas region. Such equipment consisted of four drilling rigs, carriers, rig equipment, vehicles and other miscellaneous equipment. Total consideration for the acquisition was $1,725,000 and 5,000 shares of the Company's Common Stock.
Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling, will operate as a wholly-owned subsidiary of the Company. The acquisition was accounted for using the purchase method.

WellTech West Texas

On December 10, 1993, the Company and WellTech, Inc. entered into an Asset Purchase Agreement pursuant to which WellTech transferred to the Company all of its assets and liabilities of its West Texas region. The acquisition was dependent on shareholder approval which occurred in August of 1994. As consideration for the acquisition, the Company issued to WellTech 1,635,000 shares of Common Stock of the Company and a warrant to acquire 250,000 additional shares of Common Stock, (at $5.00 per share which expire on February 5, 1997) . The closing of the transaction occurred on August 11, 1994, and therefore, the acquisition is recorded subsequent to June 30, 1994.

Prior to the closing, the Company (through its wholly-owned subsidiary; Yale E. Key, Inc.) operated and managed the operations of the WellTech West Texas region in connection with an interim operating agreement (the "Interim Operations Agreement"). In addition, as part of the Interim Operations Agreement, the Company assumed ownership of WellTech West Texas current assets and current liabilities. The working capital items assumed were immaterial. The Company's statement of operations since December 10, 1993 includes the direct revenue and expenses from the West Texas operations of WellTech.

Odessa Exploration Incorporated

On August 5, 1993, the Company completed its acquisition of OEI. The effective date of the OEI acquisition is July 1, 1993, when the Company took effective control. OEI was acquired in consideration of the issuance of 150,000 shares of the Company's Common Stock (which had a closing market value of approximately $638,000 at July 1, 1993) to Mr. D. Kirk Edward's, the former owner and the now current President of OEI, the assumption of approximately $1,811,000 in bank debt and the assumption of
certain other liabilities.   The Company has guaranteed all of
the assumed OEI bank debt. The acquisition was accounted for using the purchase method.

On November 1, 1994, OEI completed the acquisition of 24 producing oil and gas wells located in West Texas. OEI paid
$750,000 for the acquisition which is being accounted for as a purchase.

In addition, on March 1, 1995, OEI began a program of in-field drilling on the properties acquired in November of 1994. It is anticipated that OEI will drill approximately 20 wells at a total cost of approximately $3 million.

3.  LONG-TERM DEBT

The Key C.I.T. Credit Finance (C.I.T.) term note, ($6,320,000 approximate principal balance at March 31, 1995), requires principal payments of approximately $53,000 (amortized over 60 months), plus interest, due the first day of each month plus a final payment of the unpaid balance of the note due July 1,1999. The interest rate is two and one half percent above the stated prime rate; 9.0% at March 31, 1995. The note is collateralized by all of the assets (including equipment and inventory) of Key. A portion of the note has been classified as current in the accompanying balance sheet.

The Key C.I.T. line of credit, ($4,050,000 approximate balance at March 31, 1995), requires monthly payments of interest at two and one-half percent above the stated prime rate (an aggregate of 9.0% at March 31, 1995). The expiration of the credit line is July 1, 1999. The credit line is collateralized by the accounts receivable of Key. The credit line has a maximum limit of 85% of available accounts receivable or $7 million; whichever is less. At March 31, 1995, there was $1 million of availability on the line of credit.

The agreement with C.I.T. includes certain restrictive covenants, the most restrictive of which prohibits Key from declaring or paying dividends on Key's common stock.

In January 1995, Key received $1.5 million in term note proceeds
from C.I.T.   The term note is collateralized by the additional
equipment Key received from the WellTech West Texas acquisition
(see Note 2).  $1.5 million was used for working capital purposes.
The term note, requires principal payments of approximately $42,000 (amortized over 60 months), plus interest, due the first day of each month plus a final payment of the unpaid balance of the note due July 1,1999. The interest rate is two and one half percent above the stated prime rate; 9.0% at March 31, 1995. A portion of the note has been classified as current in the accompanying balance sheet.

During March 1995, OEI refinanced its debt (approximately $2.8 million at March 31, 1995) with Norwest Bank Texas, Midland,
N.A. ("Norwest"). The refinanced debt consist of a $7.5 million reducing revolver with an initial borrowing base of $4.8 million. The revolver requires principal payments of approximately $54,000 per month plus interest beginning May 5, 1995. The revolver has an interest rate of Norwest Bank prime rate
(7.5% at March 31,1995), plus 1/2 of one percent.
The note matures on October 15, 1997. The revolver is secured by substantially all of the oil and gas properties of OEI and is guarantied by the Company. In addition, the revolver has cross-default provisions and cross-collaterization provisions with Clint Hurt Drilling.

The note agreement contains various restrictive covenants and compliance requirements, which include (a) prohibits OEI from declaring or paying dividends on OEI's common stock, (b) limiting the incurring of additional indebtedness by OEI, and
(c) various financial covenants.

As consideration for the purchase of the Clint Hurt drilling equipment, (see Note 2), Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling signed a note with Norwest for the principal sum
of one million dollars.   The note requires principal payments
of approximately $28,000 per month plus interest with the first payment due May 5th, 1995 and monthly thereafter for 36 months. The note has an interest rate of Norwest prime rate (7.5% at March 31, 1995), plus 3/4 of one percent. The note matures in May of 1997. The note is secured by all of the equipment of Clint Hurt Drilling and is guaranteed by the Company. In addition, Clint Hurt Drilling obtained a working capital Line of Credit with Norwest in the amount of $200,000. The Line of Credit requires two interest only payments due May 5, 1995 and June 5, 1995, respectively and ten $20,0000 monthly principal and interest payments thereafter. The Line of Credit has an interest rate of Norwest prime rate (7.5% at March 31, 1995), plus 3/4 of one percent. The Line of Credit is secured by all of the equipment of Clint Hurt Drilling and is guaranteed by the Company. There was $200,000 available on the Line of Credit at March 31, 1995.

4.  LITIGATION

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position of the Company.

5.  ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO.
    109

On November 30, 1992, as part of the Company's "Fresh-start Reporting", the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities.

Adoption of SFAS 109 resulted in the recording of a net deferred tax credit of $50,000 as of November 30, 1992 as part of "Fresh-start reporting". The cumulative effect of SFAS 109 at July 1, 1992 was not material. Financial statements of the Company prior to November 30, 1992 do not reflect the adoption of SFAS 109.

6.  INCOME TAXES

As discussed in Note 5, the Company adopted SFAS 109 effective November 30, 1992 by recording a net deferred tax liability of $50,000 as part of the Company's "fresh-start reporting". The cumulative effect of SFAS 109 at July 1,1992 was not material. Financial statements of the Company prior to November 30, 1992 do not reflect the adoption of SFAS 109.

Income tax expense for the three months ended March 31, 1995 and 1994 was $266,000 and $232,000 respectively. Income tax expense for the nine months ended March 31, 1995 and 1994 was $742,000 and $697,000, respectively.



KEY ENERGY GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

QUARTER ENDED MARCH 31, 1995 VERSUS QUARTER ENDED MARCH 31, 1994

RESULTS OF OPERATIONS

Overview

Results of operations for the three months ended March 31, 1995 include the Company's oilfield well service operations conducted by its wholly owned subsidiary, Yale E. Key, Inc. ("Key"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration Inc. ("OEI") and its oil and gas drilling operation conducted by its wholly-owned subsidiary Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling"). Also included are income and expenses of the Company's corporate operations.

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

Operating Income

Oilfield service revenues of $10,145,000 (which includes approximately $300,000 of revenues from the drilling operation) for the three months ended March 31, 1995 increased $472,000 over the prior period revenues of $9,673,000. Oilfield service revenues increased due to the acquisition of the WellTech West Texas assets (see Note 2), the expansion of Key's oilfield service fishing tool operations and the addition of the Clint Hurt assets (see Note 2).

Revenues from oil and gas activities totaled $695,000 for the three months ended March 31, 1995 as compared to $645,000 for the prior period. Approximately $431,000 was from the sale of oil and gas - 9,484 barrels of oil at an average price of $16.50 per barrel and 193,500 MCF of natural gas at an average price of $1.41 per MCF. The remaining $264,000 of revenues represented primarily administrative fee income.

Direct Costs

Oilfield service direct costs for the three months ended March 31, 1994 decreased $163,000 to $8,287,000 (which includes approximately $200,000 from the drilling operation) over the prior period costs and expenses of $8,450,000. Costs and expenses decreased due to lower workers compensation expenses and greater operating efficiencies due to the acquisition of the WellTech West Texas assets, (see Note 2).

Oil and gas direct costs totaled $686,000 for the three months ended March 31, 1995 compared to $354,000 for the same comparable period. The increase is attributable to increased production costs and a greater number of producing oil and gas properties.

Depreciation and Depletion

Depreciation and depletion expense increased to $642,000 during the three months ended March 31, 1995 as compared to $432,000 for the prior period. The increase is primarily due to increased oilfield service depreciation expense as the result of acquisitions and capital expenditures during the fiscal year and increased depletion expense due to the addition of oil and gas properties by OEI throughout the fiscal year.

Interest Expense

Interest expense increased from $219,000 during the three months ended March 31, 1994 to $370,000 for the current period. The increase is primarily the result of acquisitions, the addition of capital expenditures by Key (see Note 3), the addition of certain oil and gas properties by OEI and a higher rate of interest due to prime rate increases.

General and Administrative Expenses

General and administrative expenses include those of the Company. These expenses increased to $167,000 during the three months ended March 31, 1995 as compared to $153,000 for the three months ended March 31, 1994. The increase can be attributed to increased professional fees and travel expense due to acquisitions by the Company and OEI's drilling program.

Income Tax Expense

Income tax expense for the three months ended March 31, 1995 and 1994 was $266,000 and $232,000 respectively.

Net Income

Net income before income taxes was $897,000 for the three months ended March 31, 1995, which was an increase of $216,000 over the comparable quarter of $681,000. The increase in net income before income taxes was due to the increase in oilfield service revenues which was the result of the acquisition of the operations of WellTech West Texas as compared to the same quarter last year, the addition of Clint Hurt Drilling (see Note
2) and increased oil and gas revenues. Net income for the three months ended March 31, 1995 was $631,000, which was an increase from $449,000 for the three months ended March 31, 1994.

Cash Flow

Net cash provided by operations decreased $687,000 from $1,557,000 during the three months ended March 31, 1994 to $870,000 for the current period. The decrease is attributable primarily to an increase in accounts receivable and other current assets over the same period last year.

Net cash used in investing activities decreased from $2,098,000 for the three months ended March 31, 1994 to $479,000 for the current period. The decrease is primarily the result of decreased capital expenditures for oil and gas properties and capital expenditures for the oilwell service operations.

Net cash used in financing activities was $538,000 for the three months ended March 31, 1995 as compared to $582,000 in net cash provided by financing activities for the three months ended March 31, 1994. The decrease is primarily the result of principal payments made during the current quarter versus the prior quarter.

Cash decreased $147,000 for the three months ended March 31, 1995, as compared to a net increase in cash of $41,000 for the three months ended March 31, 1994.



KEY ENERGY GROUP, INC.
NINE MONTHS ENDED MARCH 31, 1995 VERSUS NINE MONTHS ENDED MARCH 31, 1994

RESULTS OF OPERATIONS

Overview

Results of operations for the nine months ended March 31, 1995 include the Company's oilfield well service operations conducted by its wholly owned subsidiary, Yale E. Key, Inc. ("Key"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration Inc. ("OEI") and its oil and gas drilling operation conducted by its wholly-owned subsidiary Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling"). Also included are income and expenses of the Company's corporate operations.

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere herein.

Operating Income

Oilfield service revenues of $31,068,000 for the nine months ended March 31, 1995 increased $7,661,000 over the prior period revenues of $23,407,000. Oilfield service revenues increased due to the acquisition of the WellTech West Texas assets (see Note
2), and the expansion of Key's oilfield service fishing tool operations and approximately $300,000 in oil and gas drilling revenues.

Revenues from oil and gas activities totaled $1,772,000 for the nine months ended March 31, 1995 as compared to $1,552,000 for the prior period. Approximately $1,267,000 was from the sale of oil and gas - 24,914 barrels of oil at an average price of $16.82 per barrel and 536,201 MCF of natural gas at an average price of $1.59 per MCF. The remaining $505,000 of revenues represented primarily administrative fee income.

Direct Costs

Oilfield service direct costs for the six months ended March 31, 1995 increased $6,064,000 to $26,285,000 over the prior period costs and expenses of $20,221,000. Costs and expenses increased due to higher oilfield services direct costs (which were a result of the acquisition of the WellTech West Texas assets, see Note 2), the expansion of Key's oilfield service fishing tool operations and $200,000 of costs relating to the newly acquired drillling operations.

Oil and gas direct costs totaled $1,009,000 for the nine months ended March 31, 1995 compared to $677,000 for the same
comparable period.   The increase is attributable to increased
production costs and a greater number of producing oil and gas properties.

Depreciation and Depletion

Depreciation and depletion expense increased to $1,887,000 during the nine months ended March 31, 1995 as compared to $1,018,000 for the prior period. The increase is primarily due to increased oilfield service depreciation expense as the result of acquisitions, capital expenditures during the fiscal year and increased depletion expense due to the addition of oil and gas properties by OEI throughout the fiscal year.

Interest Expense

Interest expense increased from $554,000 during the nine months ended March 31, 19934 to $997,000 for the current period. The increase is primarily the result of acquisitions, the addition of capital expenditures by Key, the addition of certain oil and gas properties by OEI and a higher rate of interest due to prime rate increases.

General and Administrative Expenses

General and administrative expenses include those of the Company. These expenses increased $18,000 to $449,000 during the nine months ended March 31, 1995 from $431,000 for the nine months ended March 31, 1994. The increase is primarily due to professional fees and increased travel expense due o acquisions by the Company and OEI's drilling program.

Income Tax Expense

Income tax expense for the nine months ended March 31, 1995 and 1994 was $742,000 and $697,000, respectively.

Net Income

Net income before income taxes was $2,384,000 for the nine months ended March 31, 1995, which was an increase of $337,000 over the comparable period of $2,047,000. The increase in net income before income taxes was due to the increase in oilfield service revenues which was the result of the acquisition of the operations of WellTech West Texas as compared to the same period last year, increased oil and gas revenues and the addition of the drilling operation (see Note 2). Net income for the nine months ended March 31, 1995 was $1,642,000, which was an increase from $1,350,000 for the nine months ended March 31, 1994.

Cash Flow

Net cash provided by operations decreased $621,000 from $1,612,000 during the nine months ended March 31, 1994 to $991,000 for the current period. The decrease is attributable primarily to a decrease in accounts payable and accrued expenses over the same period last year and an increase in accounts receivable.

Net cash used in investing activities decreased from $4,009,000 for the nine months ended March 31, 1994 to $3,596,000 for the current period. The decrease is primarily the result of decreased capital expenditures for the acquired WellTech West Texas equipment as well as expenditures for oil and gas properties and the addition of other assets and the purchase of a water disposal well and mud plant during the prior period.

Net cash provided by financing activities was $2,252,000 for the nine months ended March 31, 1995 as compared to $3,171,000 in net cash provided by financing activities for the nine months ended March 31, 1994. The decrease is primarily the result of the proceeds from long-term debt and additional borrowings under Key's line-of-credit during the prior period and an increase in principal payments.

Cash decreased $353,000 for the nine months ended March 31, 1995, as compared to a net increase in cash of $774,000 for the nine months ended March 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1995, the Company had $820,000 in cash and restricted cash as compared to $1,173,000 in cash and restricted cash at June 30, 1994.

Key has projected $2.9 million for oilwell service capital expenditures over the next fiscal year as compared to $4.4 million for the fiscal year ended June 30, 1994. Capital expenditures are expected to be primarily capitalized improvement costs (totaling over $5,000) to existing equipment and machinery. Capital expenditures are expected to decrease from fiscal 1994 levels due to less capital improvements for the newly acquired WellTech operations. In addition, fiscal 1994 capital expenditures included over $500,000 for oilwell service fishing tools, $300,000 for a salt water disposal well and approximately $50,000 for an oilwell mud mixing operation. Financing of capital expenditures is expected to come from the operating cash flows of Key. Capital expenditures were $2,284,000 for the nine months ended March 31, 1995.

OEI has forecasted approximately $4 million in oil and gas property acquisitions for fiscal 1995 as compared to $850,000 during fiscal 1994. Financing of oil and gas acquisitions is expected to come from borrowings. Oil and gas acquisitions were $1,289,000 for the nine months ended

March 31, 1995. In addition, OEI is forecasting the drilling of approximately 5 to 7 wells during the forth quarter of fiscal 1995. The approximate cost of the drilling program is expected to be approximately $3 million; which will be obtained from bank financing and/or private investors.

Acquisitions

Clint Hurt Drilling

On March 30, 1995, the Company and Mr. Clint Hurt (acting in behalf of Clint Hurt and Associates) entered into an Asset Purchase Agreement pursuant to which Clint Hurt transferred to the Company all of its oil and gas drilling equipment of its West Texas region. Such equipment consisted of four drilling rigs, carriers, rig equipment, vehicles and other miscellaneous equipment. Total consideration for the acquisition was $1,725,000 and 5,000 shares of the Company's Common Stock.
Key Energy Drilling, Inc. d/b/a Clint Hurt

WellTech West Texas Operations

On December 1, 1993, the Company, through its wholly-owned subsidiary, Key, entered into an Interim Operations Agreement
(the "Operations Agreement") with WellTech, Inc. pursuant to which the Company has agreed to operate, and is currently operating, WellTech's oil and gas well servicing business in West Texas. Under the Operations Agreement, the Company assumed certain liabilities of WellTech in exchange for the assignment by WellTech to the Company of an approximately equal amount of accounts receivable of WellTech. In August 1994, the Company issued to WellTech 1,635,000 shares of Common Stock of the Company, and warrants to purchase an additional 250,000 shares of the Common Stock exercisable at $5 per share (the "Warrants"), for a term of 2 1/2 years to acquire substantially all of WellTech's assets used in its oil and gas well servicing business in West Texas, including oilwell servicing units, rolling stock, equipment, tools, supplies, furniture and fixtures and certain parcels of real property, consisting primarily of approximately seven equipment yards.
The shares issued to WellTech were not registered pursuant to the federal securities laws; however, WellTech has have the right to require the Company to so register the shares under certain circumstances.

As noted above, as of December 1, 1993, Key operated the West Texas division of WellTech. Working capital requirements are being met through the additional cash flows generated from the additional equipment, the assumed WellTech West Texas accounts receivable and the additional funding from CIT. The acquisition was dependent on shareholder approval which occurred in August of 1994. As of December 1, 1993, the additional equipment and property operated through the Operations Agreement was added to Key's current insurance policies, (unlike WellTech, Key does not self-insure). The additional costs associated with the increased insurance coverage was not material.

Odessa Exploration, Inc.

On August 5, 1993, the Company completed its acquisition of OEI. The effective date of the OEI acquisition is July 1, 1993, when the Company took effective control. OEI is engaged in the operation of oil and natural gas wells, acquisition of oil and gas properties and the exploration for oil and natural gas in the Permian Basin area of West Texas. OEI was acquired in consideration of the issuance of 150,000 shares of the Company's Common Stock (which had a closing market value of approximately $638,000 at July 1, 1993) to Mr. D. Kirk Edward's, the former owner and the now current President of OEI and the assumption of approximately $1,811,000 in bank debt (which includes the $1,622,000 of Oryx debt below). The Company has guaranteed all of the assumed OEI bank debt. The acquisition was accounted for
under the purchase method.   Prior to the Company's acquisition
of OEI, OEI purchased a 50% working interest in five natural gas wells from Oryx Energy. OEI is the operator of the wells as of April 1, 1993. OEI paid $1,622,000 (such funds were obtained through bank financing) for the working interest in the Oryx gas wells.

In addition, on November 1, 1994, OEI completed the acquisition of 24 producing oil and gas wells located in West Texas. OEI paid $750,000 for the acquisition which is being accounted for as a purchase. In addition, OEI is forecasting the drilling of approximately 5 to 7 wells during the forth quarter of fiscal 1995 on these properties with a remaining 13 to 15 wells during fiscal 1996. The approximate cost of the drilling program is expected to be approximately $3 million; which will be obtained from bank financing and/or private investors.

Oilwell Service Fishing Tool and Rental Operation

On March 25, 1994, Key purchased $375,000 of oilwell fishing
tools and equipment from an unrelated third party.   The
purchase allowed Key to offer this service to its customers as well as diversifying Key's revenue stream.

Debt

On September 30, 1993, Key increased the principal amount on the term note to $3,200,000, which resulted in net proceeds to Key of approximately $1.6 million. These proceeds were used for working capital purposes. In addition, C.I.T. lowered the interest rate on both the note and line of Credit to 2.5% above the stated prime rate (an aggregate of 9.00% at December 31, 1994). As a result of the WellTech West Texas Operations Agreement (see Note 2 of the notes to consolidated financial statements), Key obtained, on December 27, 1993, approximately $1.2 million from CIT on its existing line of credit with CIT (see Note 3 of the notes to consolidated financial statements) using and pledged as collateral the WellTech West Texas operations accounts receivable. In addition, in April 1994 and September 1994, Key borrowed an additional $1.5 million and $500,000, respectively, from CIT for capital expenditure requirements to upgrade the newly acquired WellTech West Texas assets and expand its existing services. As a result of the modifications to the original note and line of credit agreements and the additional funding as described above, the CIT note now requires principal payments of approximately $54,000 (amortized over 60 months), plus interest, due the first of each month beginning July 1, 1994, plus a final payment of the unpaid balance of the note due July 1, 1999. The line of credit continues to require monthly payments of interest. The expiration date of the line of credit is July of 1999. At March 31, 1995, there was $1 million of availability on the line of credit.

In January 1995, Key received $1.5 million in term note proceeds
from C.I.T.   The term note is collateralized by the additional
equipment Key received from the WellTech West Texas acquisition
(see Note 2). The $1.5 million was used for working capital purposes. The term note, requires principal payments of approximately $42,000 (amortized over 60 months), plus interest, due the first day of each month plus a final payment of the unpaid balance of the note due July 1,1999. The interest rate is two and one half percent above the stated prime rate; 9.0% at December 31, 1994.

During March 1995, OEI refinanced its debt (approximately $2.8 million at March 31, 1995) with Norwest Bank Texas, Midland, N.A. ("Norwest"). The refinanced debt consist of a $7.5 million reducing revolver with an initial borrowing base of $4.8 million. The revolver requires principal payments of approximately $54,000 per month plus interest. The revolver has an interest rate of Norwest Bank prime rate (7.5% at March 31, 1995), plus 1/2 of one percent. The note matures on October 15, 1997. The revolver is secured by substantially all of the oil and gas properties of OEI and is guarantied by the Company. In addition, the revolver has cross-default provisions and cross-collaterization provisions with Clint Hurt Drilling.

The note agreement contains various restrictive covenants and compliance requirements, which include (a) prohibits OEI from declaring or paying dividends on OEI's common stock, (b) limiting the incurring of additional indebtedness by OEI, and
(c) various financial covenants.

As consideration for the purchase of the Clint Hurt drilling equipment, (see Note 2), Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling signed a note with Norwest for the principal sum
of one million dollars.   The note requires principal payments
of approximately $28,000 per month plus interest with the first payment due May 5th, 1995 and monthly thereafter for 36 months. The note has an interest rate of Norwest prime rate (7.5% at March 31, 1995), plus 3/4 of one percent. The note matures in May of 1997. The note is secured by all of the equipment of Clint Hurt Drilling and is guaranteed by the Company. In addition, Clint Hurt Drilling obtained a working capital Line of Credit with Norwest in the amount of $200,000. The Line of Credit requires two interest only payments due May 5, 1995 and June 5, 1995, respectively and ten $20,0000 monthly principal and interest payments thereafter. The Line of Credit has an interest rate of Norwest prime rate (7.5% at March 31, 1995), plus 3/4 of one percent. The Line of Credit is secured by all of the equipment of Clint Hurt Drilling and is guaranteed by the Company. There was $200,000 available on the Line of Credit at March 31, 1995.

In February 1992, the Financial Accounting Standards Board ("the Board") issued Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"). SFAS
109 requires the use of the liability method of accounting for income taxes. Under this method, deferred income taxes are recognized by applying enacted statutory tax rates to the difference between the financial statement value and tax basis of existing assets and liabilities as adjusted for valuation of deferred tax assets. As part of the Company's "fresh-start reporting" SFAS 109 was adopted on November 30, 1992. The adoption of SFAS 109 resulted in the recording of a net deferred tax credit of approximately $50,000. The cumulative effect of SFAS 109 at July 1, 1992 was not material. The financial statements prior to November 30, 1992 of the Company, do not reflect the adoption of SFAS 109.

Impact of Inflation on Operations

Although in our complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on the Company's operations, management is of the opinion that inflation has not had a significant impact on it business.

Accounting Standard on Impairment of Long-lived Assets

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of ("FAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. FAS 121 is effective for financial statements for fiscal years beginning after December
15, 1995, although earlier adoption is encouraged. The application of FAS 121 to oil and gas companies utilizing the successful efforts method (such as OEI) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. There is currently a great deal of uncertainty as to how FAS 121 will apply to oil and gas companies using the successful efforts method, including uncertainty regarding the determination of expected future cash flows from relevant assets and, if the impairment is determined to exist, their estimated fair value. There is also uncertainty regarding the level at which the test might be applied. Given this uncertainty, the Company is currently unable to estimate the effect that FAS 121 will have on the Company's results of operations for the period in which it is adopted.



  	PART II - OTHER INFORMATION


  	Item 1. Legal Proceedings

       			 None.

	 	Item 2. Changes in Securities

        		 None.

 		Item 3. Defaults Upon Senior Securities.

        		 None.

 		Item 4. Submission of Matters to a Vote of Security Holders.

       			 None

 		Item 6. Exhibits and Reports on Form 8-K.

         		(a) The following exhibit is filed as a part of the Form 10-Q:

		               Number                    Description

           		    11 (a)     		Statement - Computation of per share earnings.
                       							(Filed herewith as part of the Condensed
                       							Consolidated Financial Statements).

           	     27 (a)       Statement - Financial Data Schedule. (Filed
                              herewith as part of the Condensed Consolidated Financial Statements).

        			(b) There were no reports filed on form 8-K during the
               quarter ended March 31, 1995.




                              					SIGNATURE


  	Pursuant to the requirements of the Securities Exchange Act of
   1934, the registrant has	duly caused this report to be
   signed on its behalf by the undersigned thereunto duly	authorized.



                                							KEY ENERGY GROUP, INC.
                                   						   (Registrant)



                                   				By /s/ Francis D. John
                                        	 Francis D. John
                                          President, Chief Executive Officer
   Dated: May 10, 1995             			    and Chief Financial Officer


                                   				By /s/ Danny R. Evatt
                                          Danny R. Evatt
 		Dated: May 10, 1995   		          	    Chief Accounting Officer