Form 10-Q/A
period 1995-03-31
KEY ENERGY GROUP INC
filed 1995-06-29
CIK 318996

UNITED STATES
                 			SECURITIES AND EXCHANGE COMMISSION

                    				Washington, D. C.  20549

                           					FORM 10-Q/A
                                Amendment 1

   The purpose of this Amendment is to include the Financial Data Schedule.

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



                                							KEY ENERGY GROUP, INC.
                                   						   (Registrant)



                                   				By /s/ Francis D. John
                                        	 Francis D. John
                                          President, Chief Executive Officer
   Dated: June 23, 1995            			    and Chief Financial Officer


                                   				By /s/ Danny R. Evatt
                                          Danny R. Evatt
 		Dated: June 23, 1995  		          	    Chief Accounting Officer