Form 10KSB40/A
period 1995-06-30
KEY ENERGY GROUP INC
filed 1995-10-31
CIK 318996

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No. 1)
                (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                       For fiscal year ended June 30, 1995

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
                        For the transition period from to

                           Commission file no. 1-8038
                             KEY ENERGY GROUP, INC.
                 (Name of small business issuer in its charter)

                 Maryland                                    04-2648081
               (State or other jurisdiction of         (I.R.S.  Employer
                incorporation  or organization)         Identification No.)

                  255 Livingston Ave., New Brunswick, NJ 08901
              (Address of principal executive offices and ZIP Code)

                    Issuer's telephone number: (908) 247-4822

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class        Name of Each Exchange on Which Registered
      Common Stock, $.10 par value            American Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.10 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure  of  delinquent  filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the Year ended June 30, 1995 were $44,689,000.

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of August 1, 1995 was approximately $34,999,644.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ___

Common Shares outstanding at August 1, 1995: 6,913,510

DOCUMENTS INCORPORATED BY REFERENCE: None.




                                  FORM 10-KSB/A

                     KEY ENERGY GROUP, INC. and Subsidiaries

                                      INDEX

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

Item 10.       Executive Compensation.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

Item 12.       Certain Relationships and Related Transactions.

Item 13.       Exhibits.

               Signatures.

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors

     The Directors of Key Energy Group, Inc. (the "Company") and certain information concerning each Director are presented below:

FRANCIS D. JOHN (42), is the President, Chief Executive Officer, Chief Financial Officer and a Director and co-chairman of the Board of the Company. He has been the President and Chief Executive Officer of the Company since September 1989, Chief Financial Officer since June 1988 and a Director since June 1990. He is also Chairman of the Board and a Director of both Yale E. Key, Inc. ("Key"), Odessa Exploration Incorporated ("OEI"), and Key Energy Drilling, Inc. (d/b/a Clint Hurt Drilling), which are wholly owned subsidiaries of the Company. Since July 1992, Mr. John has been a Director of Aerosonics Corp., a company which produces components for aircraft.

VAN D. GREENFIELD (49), has been a Director of the Company since 1988 and since March 1994 has been co-chairman of the Board. He has been the President of V.W. Investors, Inc., the General Partner of Greenfield Partners, since April 1986, and formerly served as the Managing Partner of Greenfield Partners, a firm involved in investment banking. He is also a Director of Progressive Savings Bank.

WILLIAM MANLEY (71), has been a director of the Company since December 1989. From 1978 until his retirement in 1986, he was Executive Vice President of Cabot Corporation, a diversified industrial conglomerate. Mr. Manly also serves as a Director of Mineral Exploration and Resource Corporation, which is involved in mineral exploration and related activities.

MORTON WOLKOWITZ (66), has been Director of the Company since December 1989. He also serves as a Director of Key. From 1988 through 1991, Mr. Wolkowitz served as the President and Chief Executive Officer of Wolkow Braker Roofing Corporation, a company that provides a variety of roofing services. Since July 1992, he has served as a Director of Aerosonics Corp, a company which produces components for aircraft.

D. KIRK EDWARDS (35), has been a Vice President and Director of the Company since July 1993. He has been the President, Chief Executive Officer and Director of OEI since July 1993. Mr. Edwards formerly was President of Odessa Exploration Incorporated, a Texas corporation engaged in development, drilling and operation of oil and gas wells and ownership and development of other mineral interests, a position he had occupied since 1987.

Other Executive Officers

DANNY R. EVATT (36), has been the Chief Accounting Officer and Treasurer of the Company since July 1990. He has been the Treasurer, Secretary and Chief Financial Officer of Key since May 1984.

C. RON LAIDLEY (49), has been the President and Chief Executive Officer of Key since April 1995. He has been Vice President of Key from 1982 to April 1995.

Family Relationships

         There are no family relationships among the persons listed above.

Committees of the Board.

         In order to facilitate the various functions of the Board of Directors, the Board has created an Audit Committee, a Compensation and Stock Grant Plan Committee and an Executive Committee. There is no standing Nominating Committee of the Board.

         The Audit Committee was formed on December 14, 1989. The Audit Committee meets with the Company's independent auditors at least twice annually to review financial results, internal financial controls and procedures, audit plans and recommendations. The Audit Committee also recommends the selection, retention or termination of independent public accountants, approves services provided by the independent public accountants prior to providing such services, and evaluates the possible effect performance of such services will have on their independence. Messrs. Greenfield and Wolkowitz serve on the Audit Committee with Mr. Wolkowitz serving as Chairman. The Audit Committee held two meetings during fiscal year 1995 concerning audits and financial statements in conjunction with meetings of the entire Board of Directors.

         The Compensation and Stock Grant Plan Committee was formed on December 14, 1989. The Compensation and Stock Grant Plan Committee recommends to the Board the compensation of Executive Officers and Directors and recommends the approval of stock grants of the Company. Messrs. Thompson, Manly and Wolkowitz serve on the Compensation and Stock Grant Plan Committee with Mr. Wolkowitz serving as Chairman. The Compensation and Stock Grant Plan Committee held six meetings during fiscal year 1995 in conjunction with meetings of the entire Board of Directors.

         The Executive Committee was formed on October 11, 1993. The Executive Committee may take such actions as the Board delegates to it, consistent with Maryland General Corporation Law. Messrs. Greenfield, John and Wolkowitz serve on the Executive Committee, with Mr. John serving as Chairman. The Executive Committee held twelve meetings during fiscal year 1995, exclusive of the regular meetings of the Board of Directors.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors, and persons who own more than ten percent of the Company's Common Stock, to file reports of ownership and changes in ownership (Form 5) with the Securities and Exchange Commission and the American Stock Exchange, Inc. Officers, Directors and greater than ten- percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended June 30, 1995, all Section 16(a) filing requirements applicable to its officers, Directors and greater than ten-percent beneficial owners were complied with.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 10.  Executive Compensation.


                             EXECUTIVE COMPENSATION

The following table sets forth the compensation, including bonuses, paid by the Company and its subsidiaries to the Chief Executive Officer and to each of the four most highly compensated Executive Officers of the Company and its subsidiaries for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended June 30, 1995.



                            Annual Compensation                              Long Term Compensation
                                                                            Awards             Payouts
     (a)             (b)      (c)         (d)         (e)             (f)          (g)      (h)         (i)

Name and Principal   Year    Salary      Bonus    Other Annual      Restricted   Options/   LTIP       All Other
Position                      ($)        ($)      Compensation      Stock        SARs       Payouts    Compensation
                                                                    Award(s)     (#)        ($)        ($)


Francis D. John      1995   225,000      None     None              None         None       None       None
CEO

C. Ron Laidley       1995   155,000      None     None              None         None       None       None
Vice President of
Key

Danny R. Evatt       1995    95,000      None     None              None         None       None       None
Chief Accounting
Officer

D. Kirk Edwards      1995   125,000      None     None              None         None       None       None
President and CEO
of OEI

Max Emmert III       1995   129,000(1)   None     47,000(1)         None         None       None       None

(1) Mr. Emmert retired from his position as an Executive Officer of the Company as of February 1, 1995. Amount in column (c) represents salary paid to Mr. Emmert from July 1, 1994 to January 31, 1995.

Stock Grant Plan.

         On September 27, 1993, a Stock Grant Plan (the "Plan") was adopted by the Board subject to approval from the Company's stockholders which was received on July 25, 1994. The Plan authorized a Compensation and Stock Grant Plan Committee of the Board (the "Committee") to recommend to the Board the award of up to 600,000 shares of the Company's Common Stock to key employees between October 15, 1993 and December 31, 2003. The shares of Common Stock reserved or awarded under the Plan are set forth in the following chart. None of the shares awarded have been issued and, upon and subject to approval of the 1995 Stock Option Plan by the Company's shareholders, the Plan will be terminated and grantees under the Plan will waive all rights to any shares theretofore awarded to them.

                          See chart on following page.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]


                                                       STOCK GRANT PLAN

Name                  Position                Aggregate        Dollar Value         Aggregate Number        Dollar Value ($) of
                                              Number           ($) if Total         of Shares Awarded       Aggregate Number
                                              of Shares        Reserved Shares      on October 1, 1993,     of Shares Awarded
                                              Reserved for     Were Awarded as      contingent upon         on October 1, 1993,
                                              Award For        of October 5,        Stockholder             contingent upon
                                              Fiscal Years     1994 (1)             approval of the         Stockholder
                                              Ended June 30,                        Plan (2)                approval of the
                                              1994 through                                                  Plan, as of October 1,
                                              June 30, 1996                                                 1993 (2)



Francis D. John      President, Chief            120,000        $615,000              40,000                     $182,520
                     Executive Officer
                     and Chief Financial
                     Officer of the
                     Company

Max Emmert III       President and Chief         100,000         512,500              20,000                       91,260
                     Executive Officer of
                     Key

C. Ron Laidley       Vice President of            60,000         307,500              12,000                       54,756
                     Key

D. Kirk Edwards      President and Chief          80,000         410,000                   0                            0
                     Executive Officer of
                     OEI

Danny R. Evatt       Chief Accounting             45,000         230,625               5,000                       22,815
                     Officer of the
                     Company

Executive Group                                  405,000       2,075,625              77,000                      351,351

Non-Executive                                          0               0                   0                            0
Director Group

Non-Executive                                     45,000         230,625               8,000                       36,504
Officer Employee

(1) Based on closing price of $5.125 per share of the Common Stock, without restrictions on transfer, on the American Stock Exchange, Inc. on October 5, 1994. Note that the shares of Common Stock reserved for award under the Stock Grant Plan will contain restrictions on transfer thereof which may reduce the value of the shares.

(2) Based on the closing price of $4.563 per share of the Common Stock, without restrictions on transfer, on the American Stock Exchange, Inc. on October 1, 1993. The shares of Common Stock reserved for award under the Stock Grant Plan will contain restrictions on transfer thereof which may reduce the value of the shares. None of the shares awarded have been issued. See "1995 Stock Option Plan".

1995 Stock Option Plan

         On July 6, 1995, the Company's Compensation Committee adopted the 1995 Stock Option Plan (the "1995 Plan") and granted certain options under the 1995 Plan subject to Board and shareholder approval. The Board approved the 1995 Plan and the option grants thereunder on October 5, 1995 and the Company intends to submit the 1995 Plan to a vote of its shareholders at its 1995 Annual Meeting. Upon and subject to approval of the 1995 Plan, the Plan together with all prior awards thereunder will be cancelled and will be replaced in its entirety by the 1995 Plan. As noted above, no shares awarded under the Plan were issued by the Company and none are currently outstanding.

         The 1995 Plan provides for the grant of options designed to qualify as "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") and options not designed to qualify for such special tax treatment ("NSOs"), to purchase up to an aggregate of 1,150,000 shares of the Company's Common Stock. Unless sooner terminated, the 1995 Plan will terminate on July 1, 2005 and no options may be granted pursuant to the 1995 Plan after June 30, 2005. The 1995 Plan will be administered by a Committee consisting of at least three (3) Directors of the Company, each of whom is both a "disinterested person" within the meaning of Rule 16b-3 of the Securities and Exchange Act of 1934, as amended, and an "outside director" within the meaning of Section 162(b) of the Code. The
Committee currently consists of Messrs. Greenfield, Manley and Wolkowitz. A complete description of the 1995 Plan will be included in the Company's Proxy Statement for its 1995 Annual Meeting.

         Subject to shareholder approval, the following options were granted, effective July 6, 1995, to Executive Officers and other key employees of the Company under the 1995 Plan:

         Optionee                                        Options Granted

         Francis D. John                                      500,000
         C. Ron Laidley                                       125,000
         D. Kirk Edwards                                      100,000
         Danny Evatt                                           50,000
         Other key employees                                  175,000

All of the options listed above will be exercisable at $5.00 per share, the closing price of the Company's Common Stock on July 6, 1995, the date of grant, and with the exception of the options granted to Mr. John, will generally vest in four installments, the first installment to take place on the date of the grant, subject to acceleration of vesting upon the occurrence of certain events. Of the options granted to Mr. John, options to purchase 350,000 shares vest immediately upon the effective date of the grant and options to purchase 150,000 shares will vest on the first date (occurring on or after July 1, 1996 but prior to July 1, 1999) on which the fair market value of the Company's Common Stock equals at least $9.50 per share.

         As noted above, subject to and upon shareholder approval of the 1995 Plan and the grants thereunder, the Plan and all prior awards thereunder will be canceled.

Outside Directors' Stock Option Plan

         On July 6, 1995, the Compensation Committee adopted, subject to Board and shareholder approval, a stock option plan for its outside directors (the "Outside Directors' Plan") which provides for the grant of options to purchase a total of 300,000 shares of Company's Common Stock to the Company's outside directors. The Board approved the Outside Directors' Plan on October 5, 1995. Under the Outside Directors' Plan, each outside director who was a member of the Executive Committee on July 1, 1995 will automatically receive an option to purchase 50,000 shares on July 6, 1995 and an option to purchase 25,000 shares on July 1,1996; each outside director who was not a member of the Executive Committee on July 1, 1995 will automatically receive an option to purchase 25,000 shares on July 6, 1995 and an option to purchase 25,000 shares on July 1, 1996; and each outside director who first becomes an outside director after July 1,1995 but prior to July 1,1996, will automatically receive an option to purchase 50,000 shares on July 1, 1996. The exercise price of each option will be the fair market value of the Company's Common Stock on the date of the grant. The Company intends to submit the Outside Directors' Plan to a vote of its shareholders at its 1995 Annual Meeting. A complete description of the Outside Directors' Plan will be included in the Company's Proxy Statement for its 1995 Annual Meeting.

Yale E. Key Plan.

         Key maintains a 401-(k) Plan which covers substantially all employees of Key. Key made a contribution to the 401-(k) Plan in fiscal year 1995 in the amount of $20,000.

Employment Agreements.

         Until July 1, 1995, Mr. John was a party to an employment letter agreement (the "Letter Agreement") with the Company which provided that Mr. John would receive $225,000 in salary per year and would also be eligible to earn a cash bonus, Common Stock grant or options based on his individual and the Company's performance. In addition, if Mr. John were terminated, the Letter Agreement provided that he would receive severance payments in the amount of up to approximately $244,000 and benefits, comprised of life insurance, health insurance and use of a Company car, for up to 13 months after the date of termination.

         Effective as of July 1, 1995, the Company entered into a new employment agreement with Mr. John which provides that Mr. John will serve as President, Chief Executive Officer and a Director of the Company for a three year term commencing July 1, 1995 and continuing until June 30, 1998, and thereafter the term will be automatically extended for successive one year terms unless terminated no later than 30 days prior to the commencement of an extension term. Under the agreement, Mr. John will receive base compensation of $325,000 per year and will be eligible for annual incentive compensation of up to 30% of base compensation contingent upon the Company's achievement of goals to be set forth in a strategic plan to be developed by the Executive Committee. Base compensation will be reviewed annually and may be increased (but not decreased) by the Board in its discretion. Pursuant to the agreement, Mr. John also received a bonus of $250,000 payable in four equal installments, commencing upon execution and delivery of the agreement and thereafter on January 1 of each of 1996, 1997 and 1998, together with interest at 6%. The bonus was paid in recognition of the Company's successful reorganization and performance post-reorganization, for which no bonus had previously been paid to Mr. John, and the fact that the Company's financial performance and results of operations in each fiscal year during the three year period ended June 30, 1995 have substantially exceeded projections. The agreement also provides for the grant of options to Mr. John described above under "1995 Stock Option Plan". If during the term of the agreement Mr. John is terminated by the Company for any reason other than for cause, or if he terminates his employment for a good reason or following a change of control, he will receive severance compensation equal to three times his base compensation in effect at the time of termination, payable in 36 equal monthly installments, provided, however, that if termination results from a change of control, severance compensation will be payable in a lump sum on the date of termination. Mr. John is also subject to restrictions on competition during the term of the agreement and, with certain exceptions, the severance period.

         The Company has also entered into employment agreements as of July 1, 1995 with Messrs. Laidley and Evatt. Mr. Laidley's agreement provides that he will: serve as President of Key for a three year term commencing July 1, 1995 and thereafter for successive one year terms unless terminated 30 days prior to the commencement of an extension term; receive base compensation of $192,000 per year; participate in an incentive compensation plan providing for cash bonuses up to 50% of base compensation; and receive the stock options under 1995 Plan. Mr. Evatt's agreement provides that he will: serve as the Company's Chief Accounting Officer and Treasurer for a term identical to the term in Mr. Laidley's agreement; receive base compensation of $105,000 per year; participate in an incentive compensation plan, providing for cash bonuses up to 30% of base compensation; and receive the stock options under 1995 Plan.

         In connection with the acquisition of OEI, as of July 20, 1993 the Company entered into a three year employment agreement with Mr. Edwards. The agreement provides for an annual salary of $125,000 and Mr. Edwards is eligible to receive a bonus contingent upon the Company's attainment of certain earnings criteria from certain wells.

         Effective February 1, 1995, Max Emmert III retired as a Director and Vice President of the Company and as President and Chief Executive Officer of Key. During the three year period commencing February 1, 1995, Mr. Emmert will receive $112,500 per year, reimbursement of reasonable automobile expenses and health and life insurance and will serve as a consultant and Chairman of the Board of Key. Mr. Emmert has also agreed that for a five year period commencing February 1, 1995, he will not directly or indirectly compete with the Company or its subsidiaries.

Other Compensation.

         The Company has no other deferred compensation, pension or retirement plans in which Executive Officers participate.

Compensation of Directors.

         Compensation for the non-officer Directors for fiscal year 1995 was $5,000 per quarter. Directors are reimbursed for travel and other expenses directly associated with Company business. All fees for fiscal year 1995 were paid in cash.

Item 11.   Security  Ownership of Certain Beneficial Owners and Management.

         The following table provides information as of October 25, 1995 with respect to the shares of Common Stock of the Company deemed to be beneficially owned by each person known by the Company to own more than 5% of the outstanding Common Stock, by each Director of the Company, each Executive Officer of the Company and all Directors and officers of the Company as a group. Except as noted below, each holder has sole voting and investment power.





                             Number of Shares of
                             Common Stock Beneficially  Percentage of Shares of
                             Owned                      Common Stock (a)(b)

Francis D. John (1) (2)             53,766                       *
Van D. Greenfield (1)               19,884                       *
William Manly (1)                      326                       *
Morton Wolkowitz (1)               258,959                       3.75%
Max Emmert III (1)                  45,354                       *
D. Kirk Edwards (1)                150,000                       2.17
Danny R. Evatt (1)                       0                       *
C. Ron Laidley (1)                  45,000                       *
Directors and Officers as          573,289                       8.29
group
Morton Cohn (1) (3)                626,422                       9.06
FMR Corp. (4)                      149,900                       2.17
WellTech, Inc. (5)               1,885,000                      26.31

     (a) Based on 6,913,510 shares of Common Stock outstanding at October 25, 1995.
     (b) The calculation for WellTech, Inc. is based on 7,163,510 shares of Common Stock, giving effect to the issuance of warrants to purchase 250,000 shares of Common Stock to WellTech, Inc.

*    Less than 1%

(1) Under the rules for determining beneficial ownership, each Director and officer is deemed to own that number of shares of Common Stock which he or she may purchase or acquire pursuant to a warrant, option or convertible security within 60 days as if he or she had exercised the warrant or option or had converted the convertible security. The number of shares of Common Stock that each person is so deemed to own goes into both the numerator and the denominator in calculating that person's percentage ownership. No options under the Company's 1995 Plan are included because the 1995 Plan has not yet been approved by the shareholders; no shares granted under the Plan are included because no shares were issued thereunder and the Plan will terminate upon shareholder approval of the 1995 Plan.

(2) The number shown under the Common Stock column includes (i) 2,371 shares owned directly by Mr. John, (ii) 50,045 shares held by Mr. John as custodian for his two children as to which Mr. John disclaims any beneficial interest, and (iii) 1,350 shares held by Mr. John's wife, as to which Mr. John disclaims any beneficial interest.

(3) The number shown under the Common Stock column includes (i) 167,364 shares owned directly by Mr. Cohn, and (ii) 459,058 shares owned indirectly through his ownership of Green-Cohn Group, Inc.

(4) The number shown under the Common Stock column includes 149,900 shares beneficially owned by FMR Corp., all of which are under the direct control of Mr.
         Edward C. Johnson III of FMR Corp.

(5) The number shown under the Common Stock column includes 1,635,000 shares and warrants to purchase an additional 250,000 shares owned by WellTech, Inc.

Arrangements Which Might Result in a Change of Control.

         For a description of the Company's proposed merger with WellTech, Inc., see Item 1. Business - The Company - Subsequent Event.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Item 12.    Certain Relationships and Related Transactions.

         In connection with the acquisition of OEI, the Company issued 150,000 shares of the Common Stock to Mr. Edwards, the former owner and the now current President of OEI, and OEI assumed approximately $1,811,000 in bank debt which has also been guaranteed by the Company. In connection with the OEI acquisition, the Company granted Mr. Edwards a percentage reversionary working interest in five deep gas wells located in west Texas upon repayment of $1,622,000 of the assumed bank debt from the Company's earnings from the five wells. The percentage reversionary working interest decreases based on the date of repayment of the assumed bank debt and ranges from 20% of the earnings from the five wells if repayment occurs on or prior to July 7, 1995, to 5% of the earnings from the five wells if repayment occurs after July 7, 1996.

         Key leases automotive equipment from an independent third party. The independent third party purchases the automotive equipment from an automobile dealership in which a former officer owns a majority interest. Net proceeds to the automobile dealership totaled $399,000 and $1,058,000 for the years ended June 30, 1995 and June 30, 1994, respectively. The leases are considered operating leases. In the opinion of the Board, the net proceeds from automotive equipment were on terms at least as favorable to the Company as could have been obtained from a third party. This opinion is based on information provided by a third party leasing company, that is not affiliated with the officer or the Company, to the Board regarding purchase prices and equipment lease rentals offered by third parties.

         In March of 1995, OEI completed a banking arrangement with Norwest. As part of this banking relationship, seven individuals, some of whom are officers and/or directors of the Company, pledged approximately $2.7 million in collateral to secure OEI's credit facility. As compensation for this, the Company paid these individuals a one-time fee which equaled 1% of the collateral each individual placed. The Company also will pay these individuals a monthly fee in the amount of 3% (annual rate) of the collateral pledged.

Item 13.  Exhibits:

Exhibit 10.1 Employment Agreement between Company and Francis D. John dated as of July 1, 1995.

Exhibit 10.2 Employment Agreement between Company and C. Ron Laidley dated as of July 1, 1995.

Exhibit 10.3 Employment Agreement between Company and Danny R. Evatt dated as of July 1, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KEY ENERGY GROUP, INC.
                                       (Registrant)

                                       By /s/ Francis D. John
                                       Francis D. John
                                       President, Chief Executive and Chief
Dated:  October 31, 1995               Financial Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Registrant's Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                            By /s/ Francis D. John
                                            Francis D. John
                                            President, Chief Executive and Chief
Dated:  October 31, 1995                    Financial Officer and Director

                                            By /s/ Morton Wolkowitz
                                            Morton Wolkowitz
Dated:  October 31, 1995                    Chairman of the Board and Director

                                            By /s/ Van Greenfield
                                            Van Greenfield
Dated:  October 31, 1995                    Director

                                            By /s/ William Manly
                                            William Manly
Dated:  October 31, 1995                    Director

                                            By /s/ D. Kirk Edwards
                                            D. Kirk Edwards
Dated:  October 31, 1995                    Director

                                            By /s/ Danny R..Evatt
                                            Danny R. Evatt
Dated:  October 31, 1995                    Chief Accounting Officer