Form 10-Q
period 1995-09-30
KEY ENERGY GROUP INC
filed 1995-11-14
CIK 318996

____________________________________________________________

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                               FORM 10-Q

                               (Mark One)
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September  30, 1995

                                   or

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from               to

                     Commission file number   1-8038

                          KEY ENERGY GROUP, INC.
        (Exact name of registrant as specified in its charter)

             Maryland                                   04-2648081
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                     Identification No.)

    255 Livingston Ave., New Brunswick, NJ                 08901
    (Address of principal executive offices)            (Zip Code)

    Registrant's telephone number, including area code:  (908) 247-4822

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
  such filing requirements for the past 90 days. Yes   X   No

  Indicate by check mark whether the registrant has filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
  plan confirmed by a court.  Yes   X    No

  Common Shares outstanding at October 16, 1995: 6,913,510
        ________________________________________________________________



                   KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                    INDEX

  										                                                 Page Number
------------------------------------------------------------------------


	PART  I.  FINANCIAL INFORMATION

		Item 1.   Financial Statements                                					3

		Item 2.   Management's Discussion and Analysis of
      			   Financial Condition and Results of Operations         	 	10

	PART  II. OTHER INFORMATION

		Item 1.   Legal Proceedings. 					                                	16

		Item 2.   Changes in Securities.	                              				16

		Item 3.   Defaults Upon Senior Securities. 	                    			16

		Item 4.   Submission of Matters to a Vote of Security Holders.    	16

		Item 6.   Exhibits and Reports on Form 8-K.		                   	 	16

		Signatures.                                               							 	17

                 Key Energy Group, Inc. and Subsidiaries
                       Consolidated Balance Sheets

                                              (unaudited)
                                            September 30,    June 30,
(Thousands, except share and per share data)     1995          1995
-------------------------------------------------------------------------
ASSETS
  Current Assets:
   Cash                                        $   661      $   865
   Restricted cash                                 237          410
   Restricted marketable securities                267          267
   Accounts receivable, net                      8,631        8,133
   Inventories                                   1,106        1,257
   Prepaid expenses and other current assets       223          358
-------------------------------------------------------------------------
  Total Current Assets                          11,125       11,290
-------------------------------------------------------------------------
Property and equipment:
  Oilfield service equipment                    24,622       23,726
  Oil and gas well drilling equipment            2,154        2,014
  Motor vehicles                                   516          526
  Oil and gas properties and other related
   equipment, successful efforts method          8,741        7,652
  Furniture and equipment                          339          332
  Buildings and land                             2,086        2,086
------------------------------------------------------------------------
                                                38,458       36,336
Accumulated depreciation & depletion            (5,217)      (4,394)
------------------------------------------------------------------------
Net property and equipment                      33,241       31,942
------------------------------------------------------------------------
  Other assets                                   2,020        2,011
------------------------------------------------------------------------
TOTAL ASSETS                                   $46,386      $45,243
========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
   Accounts payable                            $ 4,223      $ 3,930
   Accrued interest                                158          145
   Other accrued liabilities                     2,045        2,612
   Accrued income taxes                            174          174
   Deferred tax liability                          118          118
   Current portion of long-term debt             1,745        2,249
------------------------------------------------------------------------
Total Current Liabilities                        8,463        9,228
------------------------------------------------------------------------
  Long-term debt, less current portion          14,539       13,700
  Deferred income taxes                          2,547        2,204

  Commitments and contingencies

Stockholders' Equity:
  Common stock, $.10 par value; 10,000,000
   shares authorized, 6,913,510 shares issued
   and outstanding at September 30, 1995 and
   June 30, 1995, respectively                     691          691
  Additional paid-in capital                    15,186       15,186
  Retained earnings                              4,960        4,234
-------------------------------------------------------------------------
Total Stockholders' Equity                      20,837       20,111
-------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $46,386      $45,243
=========================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.

                    Key Energy Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                 (unaudited)

                                            Three               Three
                                         Months Ended        Months Ended
(Thousands, except per share data)    September 30, 1995  September 30, 1994
-----------------------------------------------------------------------------
REVENUES:
  Oilfield services                         $ 9,767             $10,665
  Oil and gas revenues                          816                 462
  Oil and gas well drilling                   1,602                   -
  Other revenues, net                           213                  54
-----------------------------------------------------------------------------
                                             12,398              11,181
-----------------------------------------------------------------------------
COSTS AND EXPENSES:
  Oilfield services direct costs              7,264               8,418
  Oil and gas direct costs                      265                 118
  Oil and gas well drilling                   1,347                   -
  General and administrative expense          1,192               1,036
  Interest expense                              438                 284
-----------------------------------------------------------------------------
                                             11,329              10,417
-----------------------------------------------------------------------------
Income before income taxes                    1,069                 764
Income tax expense                              343                 245
-----------------------------------------------------------------------------
NET INCOME                                  $   726             $   519
=============================================================================

EARNINGS PER SHARE:

  Income before income taxes                  $0.15               $0.13
  Net income                                  $0.11               $0.09

WEIGHTED AVERAGE SHARES OUTSTANDING:          6,914               6,091

See the accompanying notes which are an integral part of these consolidated financial statements.

                   Key Energy Group, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows
                                 (unaudited)

                                            Three               Three
                                        Months Ended         Months Ended
(Thousands)                          September 30, 1995   September 30, 1994
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                $   726              $   519
  Adjustments to reconcile net income to
   net cash provided by operations:
 Depreciation, depletion and amortization      823                  561
 Deferred income taxes                         343                  245
  Changes in operating assets and
   liabilities, net of effects from the
   acquisitions:
    Increase in accounts receivable           (498)                (840)
    Increase (decrease) in other
     current assets                            111                  (90)
    Decrease in accounts payable and
     accrued expenses                         (274)                (192)
   (Decrease) increase in accrued interest      13                  (16)
   (Increase) decrease in other assets          (9)                   9
-----------------------------------------------------------------------------
Net cash provided by operating activities    1,235                  196
-----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures - Oilwell service
  operations                                  (886)              (1,167)
 Capital expenditures - Oil and gas
  operations                                    (7)                  (7)
 Capital expenditures - Oil and gas well
  drilling operations                         (140)                   -
 Expenditures for oil and gas properties      (914)                (226)
-----------------------------------------------------------------------------
Net cash used in investing activities       (1,947)              (1,400)
-----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on debt                   (904)                (396)
 Borrowings (payments) under line-of-credit    (66)                 588
 Proceeds from long-term debt                1,305                  685
-----------------------------------------------------------------------------
Net cash provided by financing activities      335                  877
-----------------------------------------------------------------------------
Net increase (decrease) in cash and
 restricted cash                              (377)                (327)
Cash and restricted cash at beginning
 of period                                   1,275                1,173
-----------------------------------------------------------------------------
Cash and restricted cash at end of period  $   898              $   846
=============================================================================

Supplemental cash flow disclosures:
  Interest paid                            $   425              $   268
Supplemental schedule of non-cash
 investing and financing transactions:
  Fair market value of Common Stock
  issued as payment for the WellTech
  West Texas equipment                           -                8,584

See the accompanying notes which are an integral part of these consolidated financial statements.

                    Key Energy Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995


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

OEI utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs and geological and geophysical costs (if any), are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves expressed as net equivalent Bbls as reviewed by independent petroleum engineers. The carrying amounts of properties sold or otherwise disposed of and the related allowance for depletion are eliminated from the accounts and any gain/loss is included in results of operations.

OEI's aggregate oil and gas properties are stated at cost, not in excess of total estimated future net revenues net of related income tax effects.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1995, the statement of cash flows for the three months ended September 30, 1995 and 1994, and the results of operations for the three month periods then ended.

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

2.  ACQUISITIONS

Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling

On March 30, 1995, the Company and Clint Hurt Associates, Inc. ("CHA") entered into an Asset Purchase Agreement pursuant to which CHA sold to the Company all of its assets in West Texas. Such assets mainly consisted of four (4) oil and gas drilling rigs and related equipment. As consideration for the acquisition, the Company paid CHA $1,750,000, of which $1,000,000 was paid in cash and the balance in the form of a $725,000 note payable to CHA and the Company issued to CHA 5,000 shares of Common Stock of the Company and CHA entered into consulting and noncompetition agreements with the Company.
Key Energy Drilling, Inc. a wholly-owned subsidiary of the Company, will operate as Clint Hurt Drilling. The acquisition was accounted for using the purchase method and the results of operations of Clint Hurt Drilling have been included in those of the Company since April 1, 1995.

Pending Acquisition

In August 1995, the Company announced an agreement to acquire, through a merger, WellTech. The Company will be the surviving entity in the merger. Consideration for the merger will be 3,500,000 shares of the Company's
Common Stock and warrants to purchase 500,000 shares at $5.50 per share of
the Company's Common Stock.   In addition, upon consummation of
the merger, previously issued warrants to purchase 250,000 shares of the Company's Common Stock (issued in connection with the purchase of WellTech West Texas, see below) at $5.00 will be cancelled and new warrants to purchase 250,000 shares of the Company's Common Stock at $5.50 per share will be issued. WellTech currently operates in the Southwest and Northeast areas of the United States and in Russia and Argentina. Consummation of the merger is subject to satisfaction of various conditions including, without limitation, definitive documentation, completion of due diligence and Board and shareholder approval and no assurance can be given that the merger will be consummated. WellTech's principal line of business is oil and gas well servicing. The transaction is expected to be completed in December of 1995.

3.  LONG-TERM DEBT

The Key C.I.T. Credit Finance ("C.I.T.") term note, ($5,747,000 approximate principal balance at September 30, 1995), as amended, requires principal payments of approximately $95,000, plus interest, due the first day of each month plus a final payment of the unpaid balance of the note due December 31, 1996. The interest rate is two and one-half percent above the stated prime rate; 9.0% at September 30, 1995. The note is collateralized by all of the assets (including equipment and inventory) of Key.

The Key C.I.T. line of credit, ($3,773,000 approximate principal balance at September 30, 1995),as amended, requires monthly payments of interest at two and one-half percent above the stated prime rate (9.0% at September 30,
1995). The expiration of the line of credit is December 31,1996.   The line
of credit is collateralized by the accounts receivable of Key. The line of credit has a maximum limit of 85% of available accounts receivable or $7 million; whichever is less. At September 30, 1995, there was no credit line availability.

The agreement with C.I.T. includes certain restrictive covenants, the most restrictive of which prohibits Key from making distributions and declaring dividends on Key's common stock.

The OEI loan agreement, as amended, with Norwest Bank Texas, N.A. ("Norwest") provides for a $7.5 million revolving line of credit note subject to a borrowing base limitation (approximately $5.5 million at September 30, 1995). The borrowing base is redetermined on at least a semi-annual basis. The borrowing base is reduced by approximately $60,000 per month through
October 1997; the maturity of the note. The note's interest rate is Norwest's
prime rate (9.0% at 	September 30, 1995) plus one-half percent. The note is
secured by substantially all of the oil	and gas properties of OEI and the
pledge of certain collateral by current and former officers and directors of the Company. The note is also guaranteed by the Company.

The loan agreement contains various restrictive covenants and compliance requirements, including covenants which (a) prohibit OEI from declaring or paying dividends on OEI's common stock, (b) limit the incurrence of additional indebtedness by OEI and, (c) limit the disposition of assets and various other financial covenants.

The Clint Hurt Drilling loan agreement with Norwest provided for a $1 million
term loan and a $200,000 line of credit. 	The $1 million term loan ($860,000
approximate principal balance at September 30, 1995), requires principal payments of approximately $28,000 per month plus interest for 36 months with a maturity date of April 1998. The $200,000 line of credit, ($137,000 approximate principal balance at September 30, 1995), requires principal payments of $20,000 per month beginning July 5, 1995, plus interest, through its maturity in April 1996. The term loan and line of credit have an interest rate of Norwest prime rate (9.0% at September 30, 1995), plus 3/4 of one percent. The notes are secured by all of the equipment of Clint Hurt Drilling and are guaranteed by the Company. In addition, the loan agreement contains various restrictive covenants and compliance requirements.

4.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these suits or claims will result in a material adverse impact on the consolidated financial position of the Company.

During August 1995, the Company entered into employment agreements with certain of its officers. These employment agreements generally run to June 30, 1998, but will automatically be extended on a yearly basis unless terminated by the Company or the applicable officer. In addition to providing a base salary for each officer, the employment agreements provide for severance payments for each officer varying from 12 to 36 months of the officers base salary. The current annual base salaries for the officer's covered under such employment agreements total approximately $800,000.

KEY ENERGY GROUP, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

QUARTER ENDED SEPTEMBER 30, 1995 VERSUS QUARTER ENDED SEPTEMBER 30, 1994


Overview

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Operating results for the three months ended September 30, 1995 include the Company's oilfield well service operations conducted by its wholly-owned subsidiary, Yale E. Key, Inc. ("Key"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration Inc. ("OEI") and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is engaged in oil and natural gas well contract drilling and was acquired in March 1995.

Historically, fluctuations in oilfield well service operations and oil and gas well contract drilling activity have been closely linked to fluctuations in crude oil and natural gas prices. However, the Company, through customer alliances and agreements and diversification of services, is seeking to minimize the effects of such fluctuations on the Company's results of operations and financial condition.

Results of Operations

The Company

Revenues of the Company for the three months ended September 30, 1995 increased 11% to $12,398,000 from $11,181,000 for the comparable 1994 period, while net income of $726,000 increased 40% over the prior year. The increase in revenues was primarily due to the addition of Clint Hurt Drilling on April 1, 1995, whose operations were not included in the prior year quarte results. The improvement in quarterly net income is partially attributable to the inclusion of Clint Hurt Drilling, but is also a result of an increase in net income from OEI and a decrease in total consolidated Company costs and expenses declining as a percent of total revenues.

Yale E. Key, Inc.

Oilfield service revenue declined 9% from $10,665,000 for the prior quarter to $9,767,000 for the current quarter. The decline is primarily attributable to curtailed equipment utilization as the result of adverse weather conditions. Despite weather conditions, Key averaged an 85% equipment utilization for the quarter; and due to lower expenses and costs, the the gross margin increased from 21% to 25% of revenues for the current quarter due to the continued diversification of services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations.

Odessa Exploration, Inc.

Revenues from oil and gas activities increased 77% from $462,000 in the 1994 quarter to $816,000 for the current quarter despite relatively constant crude oil and lower natural gas prices; an average of $17.50 per barrel and $1.25 per mcf during the current quarter compared to $17.42 per barrel and $1.72 per mcf during the same period last year. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during the 1995 quarter.

Of the total $816,000 of revenues for the quarter ended September 30, 1995, approximately $574,000 was from the sale of oil and gas - 21,494 barrels of oil at an average price of $16.80 per barrel and 255,949 MCF of natural gas at an average price of $1.54 per MCF. The remaining $242,000 of revenues represented primarily administrative fee income.

Clint Hurt Drilling

Clint Hurt Drilling was acquired in March 1995 comparable numbers for the prior year quarter are, therefore, not available. Revenues were $1.6 million for the quarter with a gross margin of 13% or $214,000.

Depreciation, Depletion and Amortization

Depreciation and depletion expense increased 47% from $561,000 to $823,000 during the three months ended September 30, 1995 as compared with the prior period. The increase is primarily due to oilfield service depreciation, which is the result of increased capital expenditure depreciation for the current quarter versus the prior years quarter. In addition, depletion expense, generated by OEI increased for the quarter due to the increase in the production of oil and natural gas.

Interest Expense

Interest expense increased 54% from $284,000 during the three months ended September 30, 1994 to $438,000 for the current period. The increase is primarily the result of acquisitions, the addition of certain oil and gas properties by OEI and a higher rate of interest due to prime rate increases.

General and Administrative Expenses

General and administrative expenses include those of the Company as well as Key, OEI and Clint Hurt Drilling. These expenses increased 15% to $1,192,000 during the three months ended September 30, 1995 as compared to $1,036,000 for the three months ended September 30, 1994. The increase can be primarily attributed to the acquisition and subsequent inclusion of Clint Hurt Drilling's general and administrative expenses.

Income Tax Expense

Income tax expense for the three months ended September 30, 1995 and 1994 was $298,000 and $245,000 respectively.

Net Income

Net income before income taxes was $1,069,000 for the three months ended September 30, 1995, which was an increase of $305,000 over the comparable quarter of $764,000. The increase in net income before income taxes was primarily due the addition of Clint Hurt Drilling (see Note 2) and increased oil and gas revenues. Net income for the three months ended September 30, 1995 was $726,000, which was an increase from $519,000 for the three months ended September 30, 1994.

Cash Flow

Net cash provided by operations increased $1,039,000 from $196,000 during the three months ended September 30, 1994 to $1,235,000 for the current period. The increase is attributable primarily to lower increase in accounts receivable and higher net income and depreciation expense over the same period last year.

Net cash used in investing activities increased from $1,400,000 for the three months ended September 30, 1994 to $1,947,000 for the current period. The increase is primarily the result of increased expenditures for oil and gas properties; which is partially offset by a decrease in capital expenditures for the oilwell service operations. In addition, net cash used in investing activities for the current quarter included $140,000 used in the oil and gas well drilling operations.

Net cash provided by financing activities decreased to $335,000 for the three months ended September 30, 1995 as compared to $877,000 for the comparable quarter. The decrease is primarily the result of increased principal payments made during the current quarter versus the prior quarter. The increase in principal payments was partially offset by an increase in proceeds from long-term debt during the current quarter. Such proceeds were primarily used for the oil and natural gas drilling program conducted by OEI.

Cash decreased $377,000 for the three months ended September 30, 1995, as compared to a net decrease in cash of $327,000 for the three months ended September 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Company had $898,000 in cash and restricted cash as compared to $1,275,000 in cash and restricted cash at June 30, 1995.

Key has projected $2.5 million for oilwell service capital expenditures over the next fiscal year as compared to $2.8 million for the fiscal year ended June 30, 1995. Capital expenditures are expected to be primarily capitalized improvement costs (totaling over $5,000) to existing equipment and machinery. Capital expenditures are expected to decrease from fiscal 1995 levels due to lower capital improvements in 1995 compared with 1994 for the WellTech West Texas operations acquired in August 1994. Financing for capital expenditures is expected to come from the operating cash flows of Key. Capital expenditures were $886,000 for the three months ended September 30, 1995.

OEI has forecasted approximately $3 million in oil and gas property acquisitions for fiscal 1996 as compared to $2.8 million during fiscal 1995. Financing of oil and gas acquisitions is expected to come from borrowings. Oil and gas acquisitions were $914,000 for the three months ended
September 30, 1995. Financing of oil and gas acquisitions is expected to be obtained from bank financing and/or private investors.

Acquisitions

Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling

On March 30, 1995, the Company and Clint Hurt Associates, Inc. ("CHA") entered into an Asset Purchase Agreement pursuant to which CHA sold to the Company all of its assets in West Texas. Such assets mainly consisted of four (4) oil and gas drilling rigs and related equipment. As consideration for the acquisition, the Company paid CHA $1,750,000, of which $1,000,000 was paid in cash, a $725,000 note payable to CHA and the Company issued to CHA 5,000 shares of Common Stock of the Company. In addition, CHA entered into
consulting and noncompetition agreements with the Company.   Key Energy
Drilling, Inc., a wholly-owned subsidiary of the Company, will operate as Clint Hurt Drilling. The acquisition was accounted for using the purchase method and the results of operations of Clint Hurt Drilling have been included in those of the Company since April 1, 1995.

Pending Acquisition

In August 1995, the Company announced an agreement to acquire, through a merger, WellTech. The Company will be the surviving entity in the merger. Consideration for the merger will be 3,500,000 shares of the Company's Common Stock and warrants to purchase 500,000 shares at $5.50 per share of
the Company's Common Stock.   In addition, upon the consummation of
the merger, previously issued warrants to purchase 250,000 shares of the Company's Common Stock (issued in connection with the purchase of WellTech West Texas, see below) at $5.00 per share will be cancelled and new warrants to purchase 250,000 shares of the Company's Common Stock at $5.50 per share will be issued. WellTech currently operates in the Southwest and Northeast areas of the United States and in Russia and Argentina. Consummation of the merger is subject to satisfaction conditions including, without limitation, definitive documentation, completion of due diligence and Board and shareholder approval and no assurance can be given that the merger will be consummated. WellTech's principal line of business is oil and gas well servicing. The transaction is expected to be completed in December of 1995.

Impact of SFAS 121

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of SFAS 121 to oil and gas companies utilizing the successful efforts method (such as OEI) will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. The Company, currently, estimates that the implementation of SFAS 121 will not have a material effect on the Company's financial position.

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

		Item 1.  Legal Proceedings
       		  None.

		Item 2.  Changes in Securities
       		  None.

		Item 3.  Defaults Upon Senior Securities.
       		  None.

		Item 4.  Submission of Matters to a Vote of Security Holders.
      			  None

		Item 6.  Exhibits and Reports on Form 8-K.

			(a) The following exhibit is filed as a part of the Form 10-Q:

        Number                    Description

			     27 (a)		Statement - Financial Data Schedule (Filed
          						herewith as part of the Condensed Consolidated
					          	Financial Statements).

			(b) There were no reports filed on form 8-K during the quarter ended
	      September 30, 1995.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 							KEY ENERGY GROUP, INC.
                                    						   (Registrant)

                          				By /s/ Francis D. John_________
                          						     President, Chief Executive Officer
   Dated: November 13, 1995 				     and Chief Financial Officer

                          				By /s/ Danny R. Evatt _________
   Dated: November 13, 1995  			     Vice President and Chief Accounting
                        								     Officer