Form 10KSB/A
period 1995-06-30
KEY ENERGY GROUP INC
filed 1996-01-19
CIK 318996

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No. 2)
                          (Mark One)
               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2

                     KEY ENERGY GROUP, INC. and Subsidiaries

                                      INDEX

Part III.


Item 10.          Executive Compensation.

Item 13.          Exhibits.

                  Signatures.

Item 10.          Executive Compensation.

1995 Stock Option Plan

         The following information amends the description of options granted under the Company's 1995 Stock Option Plan (the "1995 Plan") set forth in Form 10-KSB/A (Amendment No. 1) previously filed. Except as amended hereby, the Company's description of such option grants set forth in Form 10-KSB/A (Amendment No. 1) is hereby confirmed.

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

All of the options listed above will be exercisable at $5.00 per share, the closing price of the Company's Common Stock on July 6, 1995, the date of grant, and with the exception of the options granted to Mr. John, will generally vest in four installments, with the first installment to vest on the effective date of the grant, subject to acceleration of vesting upon the occurrence of certain events. Of the options granted to Mr. John, options to purchase 350,000 shares will vest in four installments with the first installment to vest on the effective date of the grant, subject to acceleration of vesting upon the occurrence of certain events, and options to purchase 150,000 shares will vest on the first date (occurring on or after July 1, 1996 but prior to July 1, 1999) on which the fair market value of the Company's Common Stock equals at least $9.50 per share.

Employment Agreements

         The following information amends the description of the employment agreement with Francis D. John set forth in Form 10-KSB/A (Amendment No. 1) previously filed. Except as amended hereby, the Company's description of such employment agreement set forth in Form 10-KSB/A (Amendment No. 1) is hereby confirmed.
         Effective as of July 1, 1995, the Company entered into a new employment agreement with Mr. John which provides that Mr. John will serve as President, Chief Executive Officer and a Director of the Company for a three year term commencing July 1, 1995 and continuing until June 30, 1998, and thereafter the term will be automatically extended for successive one year terms unless terminated no later than 30 days prior to the commencement of an extension term. Under the agreement, Mr. John will receive base compensation of $325,000 per year and will be eligible for annual incentive compensation of up to 30% of base compensation contingent upon the Company's achievement of goals to be set forth in a strategic plan to be developed by the Executive Committee. Base compensation will be reviewed annually and may be increased (but not decreased) by the Board in its discretion. Pursuant to the agreement, Mr. John will also receive a bonus of $250,000 upon and subject to completion of a significant merger or other major corporate transaction during fiscal year 1996 or 1997, payable in four equal installments, commencing upon completion of the merger or other transaction and thereafter at equal intervals determined so that the final installment is paid on January 1, 1998, together with interest at 6%. The bonus will be paid in recognition of the Company's successful completion of a merger or other major corporate transaction. In determining the amount of the bonus, the Board also considered the Company's successful reorganization and performance post-reorganization, for which no bonus had been paid to Mr. John, and the fact that the Company's financial performance and results of operations in each fiscal year during the three year period ended June 30, 1995 have substantially excluded projections. The agreement also provides for the grant of options to Mr. John described above and in the Company's Form 10-KSB/A
(Amendment No. 1) under "1995 Stock Option Plan". If during the term of the agreement Mr. John is terminated by the Company for any reason other than for cause, of if he terminates his employment for a good reason or following a change of control, he will receive severance compensation equal to three times his base compensation in effect at the time of termination, payable in 36 equal monthly installments, provided, however, that if termination results from a change of control, severance compensation will be payable in a lump sum on the date of termination. Mr. John is also subject to restrictions on completion during the term of the agreement and, with certain exceptions, the severance period.

Item 13.  Exhibits:

Exhibit 10.1 Amendment No. 1 to Employment Agreement between the Company and Francis D. John dated as of July 1, 1995.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KEY ENERGY GROUP, INC.
                                            (Registrant)

                                        By /s/ Francis D. John
                                        Francis D. John
                                        President, Chief Executive and Chief
Dated:  January 12, 1996                Financial Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Registrant's Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        By /s/ Francis D. John
                                        Francis D. John
                                        President, Chief Executive and Chief
Dated:  January 12, 1996                Financial Officer and Director

                                        By /s/ Morton Wolkowitz
                                        Morton Wolkowitz
Dated:  January 12, 1996                Chairman of the Board and Director

                                        By /s/ Van Greenfield
                                        Van Greenfield
Dated:  January 12, 1996                Director

                                        By /s/ William Manly
                                        William Manly
Dated:  January 12, 1996                Director

                                        By /s/ D. Kirk Edwards
                                        D. Kirk Edwards
Dated:  January 12, 1996                Director

                                        By /s/ Danny R. Evatt
                                        Danny R. Evatt
Dated:  January 12, 1996                Chief Accounting Officer