Form 10-Q
period 1995-12-31
KEY ENERGY GROUP INC
filed 1996-02-14
CIK 318996

__________________________________________________________


                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549

                                   FORM 10-Q

                                   (Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      December 31, 1995

                                        or

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

         Common Shares outstanding at January 19, 1996: 6,913,513


         ______________________________________________________________


                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX

                                              										          Page
                                                                 Number
 	PART  I.  FINANCIAL INFORMATION

 		Item 1.   Financial Statements                               					3

 		Item 2.   Management's Discussion and Analysis of
       			   Financial Condition and Results of Operations         		9

 	PART  II. OTHER INFORMATION

 		Item 1.   Legal Proceedings.		                               				16

 		Item 2.   Changes in Securities.	                            				16

 		Item 3.   Defaults Upon Senior Securities.                   				16

 		Item 4.   Submission of Matters to a Vote of Security
             Holders.                                              	16

	 	Item 6.   Exhibits and Reports on Form 8-K.			                  	16

		Signatures.				                                               				17





                     Key Energy Group,Inc. and Subsidiaries
                          Consolidated Balance Sheets

               Consolidated Statements of Stockholders' Equity

                                        					(unaudited)
                                        					December 31,    June 30,
(Thousands, except share and per share data)				1995         		1995
-----------------------------------------------------------------------
	ASSETS
	  Current Assets:
	    Cash	                                   			$503          		$865
	    Restricted cash			                         	452	           	410
	    Restricted marketable securities	        			267           		267
	    Accounts receivable, net              				8,352 	        	8,133
	    Prepaid expenses	                        			225	           	358
	    Inventories	                            		1,300         		1,257
-----------------------------------------------------------------------
	  Total Current Assets			                   	11,099	        	11,290
-----------------------------------------------------------------------
	  Property and Equipment:
	    Oilfield service equipment	           			25,456        		23,726
	    Oil and gas well drilling equipment	   			2,374         		2,014
	    Motor vehicles		                          		521           		526
	    Oil and gas properties and other
       related equipment, successful efforts			9,809         		7,652
	    Furniture and equipment		                 		334           		332
	    Buildings and land		                    		2,086         		2,086
-----------------------------------------------------------------------
                                              40,580          36,336
	Accumulated depreciation & depletion	     			(6,188)	       	(4,394)
-----------------------------------------------------------------------
	Net Property and Equipment		               		34,392		        31,942
-----------------------------------------------------------------------
	  Other Assets		                            		2,020	         	2,011
-----------------------------------------------------------------------
	  Total Assets	                          			$47,511        	$45,243
=======================================================================
	LIABILITIES AND STOCKHOLDERS' EQUITY

	  Current Liabilities:
	    Accounts payable			                     	$3,804	        	$3,930
	    Accrued interest                        				168	           	145
	    Other accrued liabilities             				1,931          	2,612
	    Accrued income taxes	                    			124	           	174
	    Deferred tax liability				                  118           		118
	    Current portion of long-term debt      			1,590         		2,249
-----------------------------------------------------------------------
	  Total Current Liabilities		               		7,735	         	9,228
-----------------------------------------------------------------------
	  Long-term debt, less current portion	   			15,237        		13,700
	  Deferred income taxes		                   		2,934	         	2,204

	  Commitments and contingencies

	  Stockholders' equity:
	    Common stock, $.10 par value; 10,000,000
	      shares authorized, 6,913,513 shares
       issued and outstanding at December 31,
       1995 and June 30, 1995, respectively	  			691           		691
	    Additional paid-in capital		           		15,186        		15,186
	    Retained earnings	                     			5,728         		4,234
-----------------------------------------------------------------------
  Total Stockholders' Equity		              		21,605        		20,111
-----------------------------------------------------------------------
 Total Liabilities and Stockholders' Equity		$47,511        	$45,243
=======================================================================

 	See the accompanying notes which are an integral part of these consolidated financial statements.




                             Key Energy Group,
                          Inc. and Subsidiaries

                  Consolidated Statements of Operations

               			                        Three Months Ended 	Six Months Ended
             			                              December 31,  			  December 31,
(Thousands, except per share data)	         	1995   		1994    		1995 	  	1994
-----------------------------------------------------------------------------
	REVENUES:

	   Oilfield services	                    	$9,381 	$10,258 		$19,148 	$20,923
	   Oil and gas revenues	                    	911	    	615   		1,727  		1,077
	   Oil and gas well drilling             		2,057      		-   		3,659      		-
	   Other revenues, net	                      	45	    	(92)    		258    		(38)
-----------------------------------------------------------------------------
                                        			12,394 		10,781  		24,792 		21,962
-----------------------------------------------------------------------------
	COSTS AND EXPENSES:

	   Oilfield services direct costs        		6,889  		7,932  		14,153	 	16,350
	   Oil and gas direct costs                		354    		166	     	619	    	431
	   Oil and gas well drilling             		1,388	      	-   		2,735      		-
	   Depreciation and depletion expense      		971	    	684   		1,794  		1,245
	   General and administrative expense	    	1,198    		933   		2,390  		1,822
	   Interest expense                        		439    		343	     	877    		627
-----------------------------------------------------------------------------
                                        			11,239	 	10,058	  	22,568 		20,475
-----------------------------------------------------------------------------
	Income before income taxes               		1,155	    	723	   	2,224  		1,487
	Income tax expense                         		387	    	231     		730    		476
-----------------------------------------------------------------------------
	NET INCOME                                		$768	   	$492  		$1,494 		$1,011
=============================================================================

	EARNINGS PER SHARE :
	  Income before income taxes	             	$0.17	  	$0.11   		$0.32  		$0.23
	  Net income                             		$0.11	  	$0.08   		$0.22	  	$0.16


	WEIGHTED AVERAGE SHARES OUTSTANDING	      	6,914	  	6,500   		6,914  		6,500


	See the accompanying notes which are an integral part of these consolidated financial statements.





                                   Key Energy Group,
                                Inc. and Subsidiaries

                        Consolidated Statements of Cash Flows

			                                      Three Months Ended  Six Months Ended
                                             December 31,      December 31,
	(Thousands)	                              	1995   		1994   		1995   		1994
-----------------------------------------------------------------------------
	CASH FLOWS FROM OPERATING ACTIVITIES:
	  Net income                             		$768   		$492  	$1,494 		$1,011

	  Adjustments to reconcile income from operations to
	    net cash provided by operations:
	  Depreciation, depletion and amortization		971	    	693	  	1,794  		1,245
	  Deferred income taxes                    	387    		231    		730    		476

	  Change in assets and liabilities, net of effects
     from acquisitions:
	   (Increase) decrease in accounts
       receivable	                          	279	  	(129)   		(219)  		(960)
	   (Increase) decrease in other current
       assets		                              (21)   		19      		90	    	(71)
	    Decrease in accounts payable and
       accrued expenses	                   	(533)	(1,372)   		(807)		(1,564)
    (Decrease) increase in accrued interest  	10     		-	      	23    		(16)
    Decrease in accrued taxes	              	(50)	    	-	     	(50)     		-
    (Increase) decrease in other assets	      	-	    	(9)	     	(9)     		-
-----------------------------------------------------------------------------
	  Net cash (used in) provided by operating
   activities                            		1,811   		(75)	  	3,046    		121
-----------------------------------------------------------------------------
	CASH FLOWS FROM INVESTING ACTIVITIES:
	  Capital expenditures - Oilwell service
     operations                           		(841)	 	(732) 		(1,727)		(1,899)
	  Capital expenditures - Oil and gas
     operations	                              	-	     	-	      	(7)	    	(7)
	  Capital expenditures - Oil and gas well
     drilling operations	                  	(220)    		-    		(360)     		-
	  Expenditures for oil and gas
     properties	                         	(1,236)	 	(985) 		(2,150)		(1,211)
-----------------------------------------------------------------------------
	  Net cash used in investing
   activities	                           	(2,297)	(1,717) 		(4,244)		(3,117)
-----------------------------------------------------------------------------
	CASH FLOWS FROM FINANCING ACTIVITIES:
	  Principal payments                     		(514)  	(651)	 	(1,418)		(1,047)
	  Borrowings under line-of-credit          		38   		383     		(28)	   	971
	  Proceeds from long-term debt          		1,019	 	2,181	   	2,324  		2,866
-----------------------------------------------------------------------------
	  Net cash provided by financing
   activities                              		543 		1,913     		878  		2,790
-----------------------------------------------------------------------------
	  Net increase (decrease) in cash and
   restricted cash	                          	57	   	121    		(320)	  	(206)
	  Cash and restricted cash at beginning of
   period                                  		898   		846   		1,275  		1,173
-----------------------------------------------------------------------------
	  Cash and restricted cash at end of
   period	                                 	$955  		$967    		$955	   	$967
=============================================================================

	Supplemental cash flow disclosures:
	  Interest paid                          		$429  		$343	    	$854   		$611

	Supplemental schedule of non-cash investing and financing
 transactions:
	  Fair market value of Common Stock issued
	    as payment for the WellTech West Texas
     equipment                              		$-	    	$-      		$- 		$8,584



	See the accompanying notes which are an integral part of these consolidated financial statements.



                   Key Energy Group, Inc. and Subsidiaries

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information in this report includes the accounts of Key Energy Group, Inc. ("Key") and its wholly-owned subsidiaries and was prepared in conformity with accounting policies used in the Annual Report on Form 10-KSB furnished for the preceding fiscal year.

The consolidated financial information in this report includes the three operating subsidiaries of the Company; Yale E. Key, Inc. ("Yale E. Key") which is involved in oilwell service operations, Odessa Exploration Inc. ("OEI") which is involved in the production and exploration of oil and natural gas and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is involved in the drilling for oil and natural gas.

OEI utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs and geological and geophysical costs (if any) are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves expressed as net equivalent Bbls as reviewed by independent petroleum engineers. The carrying amounts of properties sold or otherwise disposed of and the related allowance for depletion are eliminated from the accounts and any gain/loss is included in results of operations.

OEI's aggregate oil and gas properties are stated at cost, not in excess of total estimated future net revenues net of related income tax effects.

In the opinion of Key, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of December 31, 1995, the statement of cash flows for the three and six months ended December 31, 1995 and 1994, and the results of operations for the three and six month periods then ended.

The consolidated financial statements of Key have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the full year.

2.  ACQUISITIONS

Clint Hurt Drilling

On March 30, 1995, Key and Clint Hurt Associates, Inc. ("CHA") entered into an Asset Purchase Agreement pursuant to which CHA sold to Key all of its assets in West Texas. Such assets mainly consisted of four oil and gas drilling rigs and related equipment. As consideration for the acquisition, Key paid CHA $1,750,000, of which $1,000,000 was paid in cash and the balance in the form of a $725,000 note payable to CHA, (the note was paid in full in July 1995). Mr. Clint Hurt entered into consulting and noncompetition agreements with Key in consideration for which Key issued 5,000 shares of Key Common Stock. The acquisition was accounted for using the purchase method and the results of operations of Clint Hurt Drilling have been included in those of Key since April 1, 1995.

The Merger

In August 1995, Key announced an agreement to acquire, through a merger, WellTech. Key will be the surviving entity in the merger. In the merger, WellTech stockholders will receive an aggregate of 4,929,962 shares of Key Common Stock and warrants to purchase 750,000 shares of Key Common Stock at $6.75 per
share.   As part of the merger, 1,429,962 of the 1,635,000
shares of Key Common Stock currently owned by WellTech and previously issued warrants to purchase 250,000 shares of Key Common Stock at $5.00 per share will be cancelled. Net consideration for the merger will be 3,500,000 shares of Key Common Stock and warrants to purchase 500,000 additional shares.
 WellTech's principal line of business is oil and gas well servicing and it currently operates in the Mid-Continent and Northeast areas of the United States and in Argentina. Until November 1995, Welltech also conducted certain operations in Russia. Consummation of the merger is subject to satisfaction of various conditions including, without limitation, shareholder approval and no assurance can be given that the merger will be consummated. On January 23, 1996, Key filed a prospectus - proxy statement which will, upon completion and mailing, be used to solicit shareholder approval of the merger.

3.  LONG-TERM DEBT

The Yale E. Key C.I.T. Credit Finance ("C.I.T.") term note, ($5,463,000 approximate principal balance at December 31, 1995), as amended, requires principal payments of approximately $95,000, plus interest, due the first day of each month plus a final payment of the unpaid balance of the note due December 31, 1996. The interest rate is two and one-half percent above the stated prime rate; 8.5% at December 31, 1995. The note is collateralized by all of the assets (including equipment and inventory) of Yale E. Key.

The Yale E. Key C.I.T. line of credit, ($3,818,000 approximate principal balance at December 31, 1995),as amended, requires monthly payments of interest at two and one-half percent above the stated prime rate (8.5% at December 31, 1995). The
expiration of the line of  credit is December 31,1996.   The
line of credit is collateralized by the accounts receivable of Yale E. Key. The line of credit has a maximum limit of 85% of available accounts receivable or $7 million; whichever is less. At December 31, 1995, there was no credit line availability.

The agreement with C.I.T. includes certain restrictive covenants, the most restrictive of which prohibits Yale E. Key from making distributions and declaring dividends on Yale E.
Key's common stock.

The OEI loan agreement, as amended, with Norwest Bank Texas, N.A. ("Norwest") provides for a $7.5 million revolving line of credit note subject to a borrowing base limitation (approximately $6.5 million at December 31, 1995). The borrowing base is redetermined on at least a semi-annual basis. The borrowing base is reduced by approximately $60,000 per month through October 1997; the maturity of the note. The note's interest rate is Norwest's prime rate (8.5% at December 31, 1995) plus one-half percent. The note is secured by substantially all of the oil and gas properties of OEI and the pledge of certain collateral by current and former officers and directors of Key. As of December 31, 1995, Norwest waived the pledge of collateral and released the collateral to the seven individuals who had pledged it. The note is also guaranteed by Key.

The loan agreement contains various restrictive covenants and compliance requirements, including covenants which (a) prohibit OEI from declaring or paying dividends on OEI's common stock,
(b) limit the incurrence of additional indebtedness by OEI and,
(c) limit the disposition of assets and various other financial covenants.

The Clint Hurt Drilling loan agreement with Norwest provided for
a $1 million term loan and a $200,000 line of credit. 	The $1
million term loan ($776,000 approximate principal balance at December 31, 1995), requires principal payments of approximately $28,000 per month plus interest for 36 months with a maturity date of April 1998. The $200,000 line of credit, ($77,000 approximate principal balance at December 31, 1995), requires principal payments of $20,000 per month beginning July 5, 1995, plus interest, through its maturity in April 1996. Both the loan and line of credit have an interest rate of Norwest prime rate (8.5% at December 31, 1995), plus 3/4 of one percent. The notes are secured by all of the equipment of Clint Hurt Drilling and are guaranteed by Key. In addition, the loan agreement contains various restrictive covenants and compliance requirements.

Each of Key (and Yale E. Key and Clint Hurt) and WellTech recently entered into new credit facilities of approximately $17.5 million (subject to certain advance formulas) the proceeds of the initial borrowings of which were used to repay substantially all of the debt of Key (other than that of OEI) and Welltech (other than that of certain affiliates), respectively. Key believes that such a facility will provide sufficient funds to finance its operating and capital expenditure needs for the foreseeable future. The new indebtedness will be the obligation of Key, as survivor of the merger, and Key's subsidiaries, Yale E. Key and Clint Hurt. The cross-guaranty and cross-collateralization arrangement could, if the merger is not consummated, create contingent liabilities for each of Key and WellTech. The failure to consummate the merger on or prior to April 30, 1996 will, at the option of the lender, constitute an event of default under the new indebtedness if WellTech fails to refinance its credit agreement on or before July 31, 1996 or Key fails to continue to operate Welltech pursuant to the Interim Operations Agreement. Key and WellTech have agreed not to terminate the Interim Operations Agreement without the consent of the lender. (See Note 2, "The Merger)

4.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against Key. Management does not believe that the disposition of any of these suits or claims will result in a material adverse impact on the consolidated financial position of Key.

During August 1995, Key entered into employment agreements with certain of its officers. These employment agreements generally run to June 30, 1998, but will automatically be extended on a yearly basis unless terminated by Key or the applicable officer. In addition to providing a base salary for each officer, the employment agreements provide for severance payments for each officer varying from 12 to 36 months of the officer's base salary. The current annual base salaries for the officers covered under such employment agreements total approximately $800,000.


                         KEY ENERGY GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

QUARTER ENDED DECEMBER 31, 1995 VERSUS QUARTER ENDED DECEMBER 31, 1994

Overview

The following discussion provides information to assist in the understanding of Key Energy Group, Inc.s ("Key") financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Operating results for the three and six months ended December 31, 1995 include Key's oilfield well service operations conducted by its wholly-owned subsidiary, Yale E. Key, Inc. ("Yale E. Key"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration Inc. ("OEI") and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is engaged in oil and natural gas well contract drilling and was acquired in March 1995.

Historically, fluctuations in oilfield well service operations and oil and gas well contract drilling activity have been closely linked to fluctuations in crude oil and natural gas prices. However, Key, through customer alliances and agreements, and diversification of services, is seeking to minimize the effects of such fluctuations on Key's results of operations and financial condition.

Results of Operations

Key

Revenues of Key for the three months ended December 31, 1995 increased 15% to $12,394,000 from $10,781,000 for the comparable 1994 period, while net income of $768,000 increased 56% over the prior year total of $492,000. The increase in revenues was primarily due to the addition of Clint Hurt Drilling on April 1, 1995, whose operations were not included in the prior year quarter results. The improvement in quarterly net income is partially attributable to the inclusion of Clint Hurt Drilling, but is also a result of an increase in net income for OEI and a decrease in total consolidated Key costs and expenses as a percent of total revenues.

Yale E. Key, Inc.

Oilfield service revenue declined 9% from $10,258,000 for the prior quarter to $9,381,000 for the current quarter. The decline is primarily attributable to curtailed equipment utilization as the result of adverse weather conditions and a slight decline in demand. Yale E. Key averaged an 81% equipment utilization for the quarter; and due to lower expenses and due to the continued diversification of services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations, the gross margin increased from 21% to 24% of revenues for the current quarter

Odessa Exploration, Inc.

Revenues from oil and gas activities increased 48% from $615,000 in the 1994 quarter to $911,000 for the current quarter despite relatively constant crude oil and lower natural gas prices. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during the 1995 quarter.

Of the total $911,000 of revenues for the quarter ended December 31, 1995, approximately $734,000 was from the sale of oil and gas - 22,857 barrels of oil at an average price of $15.57 per barrel and 223,200 MCF of natural gas at an average price of $1.69 per MCF. The remaining $177,000 of revenues represented primarily administrative fee income.

Clint Hurt Drilling

Clint Hurt Drilling was acquired in March 1995. Comparable numbers for the prior quarter are, therefore, not available.
Revenues were $2.1 for the quarter compared to $1.6 million for the prior 1996 fiscal quarter.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for Key increased 42% from $684,000 to $971,000 during the three months ended December 31, 1995 as compared with the prior period. The increase is primarily due to oilfield service depreciation expense, which is the result of increased capital expenditure depreciation for the current quarter versus the prior quarter. In addition, depletion expense generated by OEI increased for the quarter due to the increase in the production of oil and natural gas.

Interest Expense

Interest expense for Key increased 28% from $343,000 during the three months ended December 31, 1994 to $439,000 for the current period. The increase is primarily the result of acquisitions and the addition of certain oil and gas properties by OEI.

General and Administrative Expenses

General and administrative expenses include those of Key as well as Yale E. Key, OEI and Clint Hurt Drilling. These expenses increased $265,000 or 32% to $1,198,000 during the three months ended December 31, 1995 as compared to $933,000 for the three months ended December 31, 1994. The increase can be primarily attributed to the acquisition and subsequent inclusion of Clint Hurt Drilling's general and administrative expenses.

Income Tax Expense

Income tax expense for Key for the three months ended December
31, 1995 and 1994 was $387,000 and $231,000 respectively.

Net Income

Net income before income taxes was $1,155,000 for the three months ended December 31, 1995, which was an increase of $432,000 or 60% over the comparable quarter of $723,000. The increase in net income before income taxes was primarily due to the addition of Clint Hurt Drilling (see Note 2) and increased oil and gas revenues.

Net income for the three months ended December 31, 1995 was $768,000, which was a $276,000 or 56% increase from $492,000 for the three months ended December 31, 1994.

Cash Flow

Net cash provided by operations increased $1,886,000 from $75,000 in net cash used by operations during the three months ended December 31, 1994 to $1,811,000 in net cash provided by operations for the current period. The increase is attributable primarily to lower decrease in accounts payable and accrued expenses and higher net income and depreciation expense over the same period last year.

Net cash used in investing activities increased from $1,717,000 for the three months ended December 31, 1994 to $2,297,000 for the current period. The increase is primarily the result of increased expenditures for oil and gas properties. In addition, net cash used in investing activities for the current quarter included $220,000 used in the oil and gas well drilling operations.

Net cash provided by financing activities was $543,000, a $1,370,000 decrease, for the three months ended December 31, 1995 as compared to $1,913,000 for the comparable quarter. The decrease is primarily the result of increased principal payments made during the current quarter versus the prior quarter and a decrease in proceeds from long-term debt during the current quarter. Such proceeds were primarily used for the oil and natural gas drilling program conducted by OEI.

Cash increased $57,000 for the three months ended December 31, 1995, as compared to a net increase in cash of $121,000 for the three months ended December 31, 1994.




SIX MONTHS ENDED DECEMBER 31, 1995 VERSUS SIX MONTHS ENDED
DECEMBER 31, 1994

Results of Operations

Key

Revenues of Key for the six months ended December 31, 1995 increased 13% to $24,792,000 from $21,962,000 for the comparable 1994 period, while net income of $1,494,000 increased 48% over the prior six month total of $1,011,000. The increase in revenues was primarily due to the addition of Clint Hurt Drilling on April 1, 1995, whose operations were not included in the prior year quarter results. The improvement in quarterly net income is partially attributable to the inclusion of Clint Hurt Drilling, but is also a result of an increase in net income for OEI and a decrease in total consolidated Key costs and expenses as a percent of total revenues.

Yale E. Key, Inc.

Oilfield service revenue declined $1,775,000 or 9% from $20,923,000 for the prior period to $19,148,000 for the current period. The decline is primarily attributable to curtailed equipment utilization as the result of adverse weather conditions and a slight decline in demand. Yale E. Key averaged an 82% equipment utilization for the six months; and due to lower expenses, and due to the continued diversification of services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations, the gross margin increased from 21% to 24% of revenues for the current quarter

Odessa Exploration, Inc.

Revenues from oil and gas activities increased 60% from $1,077,000 in the 1994 period to $1,727,000 for the current six month period despite relatively constant crude oil and lower natural gas prices. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during the 1996 period.

Of the total $1,727,000 of revenues for the six months ended December 31, 1995, approximately $1,308,000 was from the sale of oil and gas - 44,351 barrels of oil at an average price of $16.19 per barrel and 479,149 MCF of natural gas at an average price of $1.62 per MCF. The remaining $419,000 of revenues represented primarily administrative fee income.

Clint Hurt Drilling

Clint Hurt Drilling was acquired in March 1995. Comparable numbers for the prior six months are, therefore, not available.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for Key increased $549,000 or 44% from $1,245,000 to $1,794,000 during the six months ended December 31, 1995 as compared with the prior period. The increase is primarily due to oilfield service depreciation expense, which is the result of increased capital expenditure depreciation for the current period versus the prior period. In addition, depletion expense generated by OEI increased for the period due to the increase in the production of oil and natural gas.

Interest Expense

Interest expense for Key increased 40% from $627,000 during the six months ended December 31, 1994 to $877,000 for the current period. The increase is primarily the result of acquisitions and the addition of certain oil and gas properties by OEI.

General and Administrative Expenses

General and administrative expenses include those of Key as well as Yale E. Key, OEI and Clint Hurt Drilling. These expenses increased $568,000 or 31% to $2,390,000 during the six months ended December 31, 1995 as compared to $1,822,000 for the three months ended December 31, 1994. The increase can be primarily attributed to the acquisition and subsequent inclusion of Clint Hurt Drilling's general and administrative expenses.

Income Tax Expense

Income tax expense for Key for the six months ended December 31, 1995 and 1994 was $730,000 and $476,000 respectively.

Net Income

Net income before income taxes was $2,224,000 for the six months ended December 31, 1995, which was an increase of $737,000 or 50% over the comparable quarter of $1,487,000. The increase in net income before income taxes was primarily due to the addition of Clint Hurt Drilling (see Note 2) and increased oil and gas revenues.
Net income for the six months ended December 31, 1995 was $1,494,000, which was a $483,000 or 48% increase from $1,011,000 for the six months ended December 31, 1994.

Cash Flow

Net cash provided by operations increased $2,925,000 from $121,000 during the six months ended December 31, 1994 to $3,046,000 for the current period. The increase is attributable primarily to lower decrease in accounts payable and accrued expenses and higher net income and depreciation expense over the same period last year.

Net cash used in investing activities increased $1,127,000 or 36% from $3,117,000 for the six months ended December 31, 1994 to $4,244,000 for the current period. The increase is primarily the result of increased expenditures for oil and gas properties. In addition, net cash used in investing activities for the current period included $360,000 used in the oil and gas well drilling operations.

Net cash provided by financing activities was $878,000, a $1,912,000 decrease, for the six months ended December 31, 1995 as compared to $2,790,000 for the comparable period. The decrease is primarily the result of increased principal payments made during the current quarter versus the prior quarter and a decrease in proceeds from long-term debt during the current quarter. Such proceeds were primarily used for the oil and natural gas drilling program conducted by OEI.

Cash decreased $320,000 for the six months ended December 31, 1995, as compared to a net decrease in cash of $206,000 for the six months ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995, Key had $955,000 in cash and restricted cash as compared to $1,275,000 in cash and restricted cash at June 30, 1995.

Yale E. Key has projected $2.5 million for oilwell service capital expenditures over the 1996 fiscal year as compared to $2.8 million for the fiscal year ended June 30, 1995. Capital expenditures are expected to be primarily capitalized improvement costs (totaling over $5,000) to existing equipment and machinery. Capital expenditures are expected to decrease from fiscal 1995 levels due to less capital improvements for the acquired WellTech operations of West Texas. Financing of capital expenditures is expected to come from the operating cash flows of Yale E. Key. Capital expenditures were $1,418,000 for the six months ended December 31, 1995.

OEI has forecasted approximately $3 million in oil and gas property acquisitions for fiscal 1996 as compared to $2.8 million during fiscal 1995. Financing of oil and gas acquisitions is expected to come from borrowings. Oil and gas acquisitions were $2,150,000 for the six months ended December 31, 1995. Financing of oil and gas acquisitions is expected to be obtained from bank financing and/or private investors.

Acquisitions

Clint Hurt Drilling

On March 30, 1995, Key and Clint Hurt Associates, Inc. ("CHA") entered into an Asset Purchase Agreement pursuant to which CHA sold to Key all of its assets in West Texas. Such assets mainly consisted of four oil and gas drilling rigs and related equipment. As consideration for the acquisition, Key paid CHA $1,750,000, of which $1,000,000 was paid in cash and the balance in the form of a $725,000 note payable to CHA, (the note was paid in full in July 1996). Mr. Clint Hurt entered into consulting and noncompetition agreements with Key in consideration for which Key issued 5,000 shares of Key Common Stock. The acquisition was accounted for using the purchase method and the results of operations of Clint Hurt Drilling have been included in those of Key since April 1, 1995.

The Merger

In August 1995, Key announced an agreement to acquire, through a merger, WellTech. Key will be the surviving entity in the merger. In the merger, WellTech stockholders will receive an aggregate of 4,929,962 shares of Key Common Stock and warrants to purchase 750,000 shares of Key Common Stock at $6.75 per
share.   As part of the merger, 1,429,962 of the 1,635,000
shares of Key Common Stock currently owned by WellTech and previously issued warrants to purchase 250,000 shares of Key Common Stock at $5.00 per share will be cancelled. Net consideration for the merger will be 3,500,000 shares of Key Common Stock and warrants to purchase 500,000 additional shares.
 WellTech's principal line of business is oil and gas well servicing and it currently operates in the Mid-Continent and Northeast areas of the United States and in Argentina. Until November 1995, Welltech also conducted certain operations in Russia. Consummation of the merger is subject to satisfaction of various conditions including, without limitation, shareholder approval and no assurance can be given that the merger will be consummated. On January 23, 1996, Key filed a prospectus - proxy statement which will, upon completion and mailing, be used to solicit shareholder approval of the merger.

Each of Key (and Yale E. Key and Clint Hurt) and WellTech recently entered into new credit facilities of approximately $17.5 million (subject to certain advance formulas) the proceeds of the initial borrowings of which were used to repay substantially all of the debt of Key (other than that of OEI) and Welltech (other than that of certain affiliates), respectively. Key believes that such a facility will provide sufficient funds to finance its operating and capital expenditure needs for the foreseeable future. The new indebtedness will be the obligation of Key, as survivor of the merger, and Key's subsidiaries, Yale E. Key and Clint Hurt. The cross-guaranty and cross-collateralization arrangement could, if the merger is not consummated, create contingent liabilities for each of Key and WellTech. The failure to consummate the merger on or prior to April 30, 1996 will, at the option of the lender, constitute an event of default under the new indebtedness if WellTech fails to refinance its credit agreement on or before July 31, 1996 or Key fails to continue to operate Welltech pursuant to the Interim Operations Agreement. Key and WellTech have agreed not to terminate the Interim Operations Agreement without the consent of the lender. (See Note 2, "The Merger)

Impact of SFAS 121

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of SFAS 121 will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. Key estimates that the implementation of SFAS 121 will not have a material effect on Key's financial position.

Impact of Inflation on Operations

Although in a complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on Key's operations, management is of the opinion that inflation has not had a significant impact on it business.

Cautionary Statement for Purposes of The "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of
1995.

Key desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Key's Report on Form 10-Q contains "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements which are other than statements
of historical fact.   Key wishes to caution readers that the
following important factors, amoung others, may have affected and could in the future affect Keys'actual results and could cause Key's actual results for subsequent periods to differ materially from those expresed in any forward-looking statement made by or on behalf of Key:

       	Occurences affecting the need for, timing and extent of Key's capital expenditures or affecting Key's ability to obtain funds from operations, borrowings or investments to finance needed captial expenditures;

       	Key's ability successfully to identify and finance oil and gas property acquisitions and its ability successfully to operate existing and any subsequently acquired properties;

       	The availability of adquate funds under the new credit facility to fund operations for the foreseeable future, or if such funds are inadquate, the ability of Key to obtain new or additional financing or to generatre adequate funds from operations;

       	Key's ability to enter into and retain profitable oilfield servicing and drilling contracts with customers which make timely payments for such services;

       	The demand for oilfield services, drilling services and for oil and gas, and the supply of and demand for driling and servicing rigs, all of which are subject to fluctuations which could adversely affect Key's operations;

       	The amount and rate of growth in Key's general and admistrative expense, including, but not limited to, the costs of intergrating WellTech's operations into Key assuming consummation of the Merger;

       	The effect of changes in regulations, including environmental regulations with which Key must comply, the cost of such complicance and the potentially material adverse effects if Key were not in substantial compliance either currently or in the future;

       	Key's relationship with its employees and the potential adverse effect if labor disputes or grievances were to occur;

       	The costs and other effects of legal and administrative cases and proceedings and/or settlements, including but not limited to environmental and workers compensation cases;

       	The effect of changes in accounting policies and practices or of changes in Key's organization, compensation and benefit plan, or of changes in Key's material agreements of understandings with third parties.

Moreover, in connection with Key's proposed merger with WellTech, readers should consider the important factors set forth under the caption RISK FACTORS in the proxy statement-prospectus forming part of Key's Registration Statement in Form S-4, Commission File No. 333-00369, which RISK FACTORS section, as amended from time to time, is hereby incorporated hereby by reference.

Key undertakes no obligation to release publicly the result of any revisions to any forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.




	PART II - OTHER INFORMATION

		Item 1. Legal Proceedings

			 None.

		Item 2. Changes in Securities

 		 None.

		Item 3. Defaults Upon Senior Securities.

 		 None.

		Item 4. Submission of Matters to a Vote of Security Holders.

			 None

		Item 6.  Exhibits and Reports on Form 8-K.

			(a) The following exhibit is filed as a part of the Form 10-Q:

		           Number               Description

          			27 (a)  		Statement - Financial Data Schedule (Filed
                     		herewith as part of the Condensed Consolidated
                     		Financial Statements).

          			99      		Risk Factors disclosure from Key's Proxy Statement -
                       Prospectus	included as part of Key's Registration
                       Statement on Form S-4,	Commission File No. 33-00369.

			(b) There were no reports filed on form 8-K during the quarter ended December 31, 1995.






                                SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 							KEY ENERGY GROUP, INC.
                                   						   	(Registrant)


                              				By /s/ Francis D. John
					                                  		President, Chief Executive Officer
Dated: February 14, 1996             				and Chief Financial Officer

                              				By /s/ Danny R. Evatt
Dated: February 14, 1996             				Vice President and Chief Accounting
								                                	Officer