Form 10-K405/A
period 1995-06-30
KEY ENERGY GROUP INC
filed 1996-03-22
CIK 318996

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                (Amendment No. 3)
(Mark One)
[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [Fee Required]

For fiscal year ended June 30, 1995

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]
For the transition period from                       to

       Commission file no. 1-8038

                             KEY ENERGY GROUP, INC.
                (Name of registrant as specified in its charter)

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

           Securities registered pursuant to Section 12(b)of the Act:

       Title of Each Class         Name of Each Exchange on Which Registered
  Common Stock, $.10 par value             American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 par value

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of August 1, 1995 was approximately $34,999,644.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No ___

Common Shares outstanding at August 1, 1995: 6,913,510

DOCUMENTS INCORPORATED BY REFERENCE: None.

                     Key Energy Group, Inc. and Subsidiaries

                                      INDEX
                                                                   Page Number

 PART  II

 Item 6.   Selected Financial Data                                         3

 Item 7.   Management's Discussion and Analysis or Plan of Operations.     4

 Item 8.   Financial Statements and Supplementary Data.                   10

 Signatures                                                               38

PART II

ITEM 6.   SELECTED FINANCIAL DATA

         The following table sets forth the selected consolidated financial data of Key for the five years ended June 30, 1995. This data should be read in conjunction with Key's Financial Statements and the Notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition of Key", which follows.


                                         Fiscal Year    Fiscal Year    Seven Months     Five Months    Fiscal Year     Fiscal Year
                                            Ended          Ended         Ended            Ended          Ended           Ended
                                        June 30, 1995   June 30, 1994   June 30, 1993  Nov. 30, 1992  June 30, 1992   June 30,1991
                                                           (in thousands except per share data)

OPERATING DATA:
  Revenues                                $  44,689    $   34,621     $    14,256       $ 10,433       $  21,535    $  24,223
  Income from continuing operations
    before reorganization items, income
    taxes and extraordinary item              3,328         2,295           1,124            400              83        1,716
  Income from continuing operations
    before extraordinary item                 2,178         1,345             711          2,118             557        1,011
  Income (loss) before extraordinary item     2,178         1,345             711          2,118            (345)      (5,216)
  Net income (loss)                           2,178         1,345             711          4,986            (345)      (5,186)
  Income (loss) applicable to common
     shareholders                             2,178         1,345             711          4,986            (596)      (5,571)
  Income (loss) per common share(1):
    Primary:
  Income from continuing operations
    before reorganization items, income
    taxes and extraordinary item          $    0.50    $     0.44        $   0.21       $   0.02        $   0.02    $    0.05
      Income from continuing operations
        before extraordinary item            $ 0.33    $     0.26        $   0.21       $   0.12        $   0.02    $    0.05
      Income (loss) before extraordinary item  0.33          0.26            0.14           0.12           (0.04)       (0.44)
      Net income (loss)                        0.33          0.26            0.14           0.28           (0.04)       (0.44)
    Assuming full dilution:
  Income from continuing operations
    before reorganization items, income
    taxes and extraordinary item             $ 0.50    $     0.43        $   0.21       $   0.00       $    0.01    $    0.02
      Income from continuing operations
        before extraordinary item            $ 0.33    $     0.25        $   0.21       $   0.01       $    0.01    $    0.02
      Income (loss) before extraordinary item  0.33          0.25            0.14           0.01           (0.02)       (0.14)
      Net income (loss)                        0.33          0.25            0.14           0.03           (0.02)       (0.14)
  Average common shares outstanding:
    Primary                                   6,647         5,274           5,124         17,942          14,717       12,684
    Assuming full dilution                    6,647         5,288           5,138        176,508          38,339       40,720
  Common shares outstanding at period end     6,914         5,274           5,124         17,942          17,942       14,717
  Market price per common share at period
  end                                       $  5.06    $     4.67            3.67              *       $    0.06    $    0.19
  Cash dividends paid on common shares      $     -    $        -          $    -       $      -       $       -    $       -



                                                      (continued)




                                         Fiscal Year    Fiscal Year    Seven Months     Five Months    Fiscal Year     Fiscal Year
                                            Ended          Ended         Ended            Ended          Ended           Ended
                                        June 30, 1995   June 30, 1994   June 30, 1993  Nov. 30, 1992  June 30, 1992   June 30,1991
                                                            (in thousands except per share data)


BALANCE SHEET DATA:
  Property and equipment, net             $  31,942     $  17,159       $   9,688            *         $   7,417    $   7,079
  Total assets                            $  45,243     $  28,095       $  15,906            *         $  12,239    $  11,829
  Long-term debt                          $  13,700     $   9,497       $   4,396            *         $   4,483    $   3,939
  Liabilities subject to compromise               -             -               -            *         $   7,398    $   7,398
  Preferred stock                                 -             -               -            *         $     115    $     115
  Stockholders' equity (deficit)          $  20,111     $   9,263       $   7,280            *         $  (4,938)   $  (4,287)
  Book value per common share                  2.91     $    1.76       $    1.42            *         $   (0.26)   $   (0.27)

  * - Not applicable due to Key's  1992
        Reorganization Plan.


****

(1) Earnings per common share for the five months ended November 30, 1992 and prior period, reflect the previous capital structure of Key Energy Group, Inc. (previously "National Environmental Group, Inc.") prior to the 1992 Reorganization Plan and are not comparable to subsequent periods. See Note 3 to Key's Consolidated Financial Statements for the years ended June 30, 1995 and 1994 and for the seven months ended June 30, 1993 and five months ended November 20, 1992.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.

         The following discussion provides information to assist in the understanding of Key's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and the notes thereto of Key appearing elsewhere herein.

Results of Operations

Fiscal Year Ended June 30, 1995 Compared to Fiscal Year Ended June 30, 1994

         Results of operations for the fiscal years ended June 30, 1994 and 1995 include Key's oil field well service operations, its oil and gas operations and its oil and gas drilling operations. Comparative results during the period were effected to a significant extent by the several acquisitions made by during the period as follows:

o In March 1995, Key acquired from Clint Hurt & Associates ("CHA") all of CHA's assets in West Texas, which consisted principally of four oil and gas drilling rigs and related equipment. As a result of this acquisition, Key entered into the business of drilling oil and natural gas wells for independent and major oil companies primarily in the West Texas region.

o In August 1994, Key consummated the acquisition of substantially all of WellTech's assets used in its oil and gas well servicing business in West Texas. Prior to consummation of the acquisition, in December 1993, Key entered into an interim operating agreement under which it operated the West Texas division of WellTech.

o In August 1993, Key acquired Odessa Exploration and, as a consequence, commenced operation of oil and natural gas wells and exploration for oil and natural gas in the Permian Basin area of West Texas.

Operating Income

         Fiscal 1995 revenues of $44,689,000 increased $10,068,000 or 29% over fiscal 1994 revenues of $34,621,000. Fiscal 1995 revenues increased due to the acquisition of oil and gas producing properties by Odessa Exploration, the operation of the assets of WellTech West Texas (which included twelve months of fiscal 1995 and seven months of fiscal 1994), and the additional revenues from Clint Hurt (which was acquired in March 1995). In addition, Key continued to expand its services offering oil well fishing tools, blow-out preventers and oil well frac tanks.

         Fiscal 1995 costs and expenses of $41,361,000 increased $9,035,000 or 28% over fiscal 1994 costs and expenses of $32,326,000. Fiscal 1995 costs and expenses increased primarily due to the operations of WellTech West Texas and the acquisition of Clint Hurt as well as increased lease operating costs due to acquisitions of oil and gas producing properties by Odessa Exploration.

         Income before income taxes was $3,328,000 for fiscal 1995, which was a 45% increase from $2,295,000 in fiscal 1994. The increase in income before income taxes was due to the increase in revenues for the current fiscal year, the acquisition by Odessa Exploration of producing oil and gas properties, the operations of WellTech West Texas and the acquisition of Clint Hurt.

Interest Expense

         Interest expense increased from $830,000 during fiscal 1994 to $1,478,000 during fiscal 1995, primarily as a result of borrowings for the acquisition and drilling of oil and gas producing properties by Odessa Exploration and the acquisition of Clint Hurt.

General and Administrative Expenses

         General and administrative expenses increased 23% or $812,000 to $4,352,000 during fiscal 1995 from $3,540,000 during fiscal 1994, primarily due to increased expenses of Odessa Exploration and the acquisition of Clint Hurt and WellTech West Texas. However, as a percent of revenues, general and administrative expenses decreased from 10.2% of revenues during fiscal 1994 to 9.7% of revenues during fiscal 1995.

Depreciation and Depletion Expense

         Depreciation and depletion expense increased 100% to $2,738,000 in fiscal 1995 from $1,371,000 in fiscal 1994 due mainly to the additional depreciation expense associated with the acquisition of the WellTech West Texas oil field service equipment and subsequent capital expenditures on such equipment.

Income Taxes

         Income tax expense of $1,150,000 for fiscal 1995 increased from $950,000 in income tax expense for fiscal 1994. The increase in income taxes was primarily due to the increase in operating income. However, Key does not expect to be required to remit a significant amount of the $1,150,000 in federal income taxes in cash during fiscal 1996, because of the availability of net operating loss carry forwards.

Net Income

         Net income for fiscal 1995 was $2,178,000 compared to $1,345,000 for fiscal 1994, a 62% increase, as a consequence of the foregoing factors.

Cash Flow

         Net cash provided by operating activities increased 77% or $1,416,000, from $1,842,000 during the 1994 fiscal year to $3,258,000 for the 1995 fiscal period. The increase was attributable primarily to an increase in net income.

         Net cash used in investing activities increased 28% from $5,608,000 for fiscal 1994 to $7,154,000 for fiscal 1995. The increase was primarily the result of increased capital expenditures for oil and gas properties and costs associated with the acquisition of Clint Hurt. This increase was partially offset by a decrease in oil field service capital expenditures. The capital expenditures for the oil field service operations during fiscal 1994 were primarily the result of the improvements necessary for the WellTech West Texas equipment.

         Net cash provided by financing activities was $3,998,000 for the 1995 fiscal year as compared to $4,316,000 for fiscal 1994. The decrease was primarily the result of increased principal payments during fiscal 1995. This increase in principal payments was somewhat off-set by an increase in proceeds from long-term debt during fiscal 1995 as the result of the financing of the improvement costs to the equipment of the West Texas operations of WellTech, the purchase of oil and gas properties by Odessa Exploration and the acquisition of Clint Hurt.

Fiscal Year Ended June 30, 1994 Compared to Fiscal Year Ended June 30, 1993

         Results of operations for the fiscal year ended June 30, 1994 include Key's oil field well service operations and its oil and gas operations. Results of operations for the five months ended November 30, 1992 (prior to emergence from bankruptcy) and the seven months ended June 30, 1993 have been combined for fiscal 1993 for comparison to fiscal 1994.

Operating Income

         Fiscal 1994 revenues of $34,621,000 increased $9,932,000 or 40% over fiscal 1993 revenues of $24,689,000 due to the acquisition of Odessa Exploration and the operation of the assets of WellTech West Texas. In addition, Yale E. Key expanded its services to offer oil well fishing tools, blow-out preventers and oil well frac tanks.

         Fiscal 1994 costs and expenses increased $9,161,000 or 40% over fiscal 1993 costs and expenses of $23,165,000 due to the acquisition of Odessa Exploration and the West Texas operations of WellTech as well as start-up costs for the several new services offered by Yale E. Key.

         Income before reorganization items, income taxes and extraordinary items was $2,295,000 for the year ended June 30, 1994, which was an increase of 51% from $1,524,000 in fiscal 1993. The increase in income before reorganization items, income taxes and extraordinary items was due to the increase in gross revenues for 1994 fiscal and the acquisition of Odessa Exploration and the operations of WellTech West Texas.

         Net income for fiscal 1994 was $1,345,000, a 21% increase from $1,111,000 for fiscal 1993, before an adjustment of $4,586,000 related to the 1992 reorganization plan, pursuant to which Key emerged from bankruptcy (the "1992 Reorganization Plan").

Interest Expense

         Interest expense increased 12% from $740,000 during fiscal 1993 to $830,000 during fiscal 1994, primarily as a result of the acquisition of Odessa Exploration. The increase in interest expense was partially offset by a decrease in interest expense for the seven months ended June 30, 1993 as a result of the successful consummation of the 1992 Reorganization Plan.

General and Administrative Expenses

         General and administrative expenses increased $836,000 or 31% to $3,540,000 during fiscal 1994 from $2,704,000 during fiscal 1993, primarily due to the acquisition of Odessa Exploration and the West Texas operations of WellTech. However, as a percent of revenues, general and administrative expenses decreased from 11% of revenues during fiscal 1993 to 10% of revenues during fiscal 1994.

Depreciation and Depletion Expense

         Depreciation and depletion expense increased to $1,371,000 in fiscal 1994 from $911,000 in fiscal 1993 due mainly to the acquisition of Odessa Exploration which contributed $386,000 in depletion expense for fiscal 1994. The increase was partially offset by a decrease in depreciation expense for the seven months ended June 30, 1993 as the result of Key's adoption of "fresh start reporting" upon emergence from bankruptcy. See Note 3 of Notes to Consolidated Financial Statements of Key.

Income Taxes

         Income tax expenses of $950,000 for fiscal 1994 increased from $413,000 in income tax expense for fiscal 1993. The increase in income tax expense was due to the increase in income before extraordinary items. Because of Key's adoption of "fresh-start reporting," it is required to report any utilization of net operating loss carryforwards arising prior to the 1992 Reorganization as an increase in stockholders' equity rather than as a credit to income tax expense. (See Note 3 of Notes to Consolidated Financial Statements of Key.)

Extraordinary Item

         During fiscal 1993, Key recorded an extraordinary gain on discharge of indebtedness of $2,868,000 in connection with the 1992 Reorganization Plan. See
Note 3 of Notes to Consolidated Financial Statements of Key.

Net Income

         Net income for fiscal 1994 was $1,345,000, a 21% increase from $1,111,000 for fiscal 1993, before an adjustment of $4,586,000 related to the 1992 Reorganization Plan.

Cash Flow

         Net cash provided by operating activities increased $1,524,000 from $318,000 during the 1994 fiscal year to $1,842,000 for the 1993 period. The increase was attributable primarily to an increase in net income.

         Net cash used in investing activities increased from $1,821,000 for the 1993 period to $5,608,000 for fiscal 1994. The increase was primarily the result of increased capital expenditures for the oil well service operations during 1994 and $850,000 for expenditures for oil gas properties. Increased oil well service capital expenditures was primarily the result of improvements necessary for the WellTech West Texas equipment.

         Net cash provided by financing activities was $4,316,000 for fiscal 1994 as compared to $1,918,000 for fiscal 1993. The increase was primarily the result of the proceeds from long-term debt during fiscal 1994 primarily as a result of the financing of the improvement costs to the equipment of the West Texas operations of WellTech and to finance the purchase of oil and gas properties by Odessa Exploration.

Liquidity and Capital Resources

         At June 30, 1995, the Company had $1,275,000 in cash and restricted cash (the Company also had $267,000 in restricted marketable securities) as compared to $1,173,000 in cash and restricted cash at June 30, 1994.

         Key  has  projected   $2.5  million  for  oil  field  service   capital
expenditures for fiscal 1996 as compared to $2.8 million for fiscal 1995. Capital expenditures are expected to be primarily capitalized improvement costs to existing equipment and machinery. Capital expenditures are expected to decrease from fiscal 1995 levels due to less capital improvements for the acquired WellTech West Texas operations. Financing of capital expenditures is expected to come from the operating cash flows of Key. Capital expenditures were $4,395,000 in fiscal 1994.

         OEI is forecasting outlays of approximately $4 million in oil and gas property acquisitions and $6 million in development costs for fiscal 1996 as compared to $3.7 million during fiscal 1995. Financing is expected to come from borrowings.

         Clint Hurt has forecast approximately $500,000 for oil and gas drilling capital expenditures for fiscal 1996 primarily for improvements to existing equipment and machinery. Such outlays are treated as capital costs. Financing is expected to come from existing cash flow.

Debt

         In January 1995, Key received $2.5 million in term note proceeds from CIT The term note is collateralized by the additional equipment Key received from the WellTech West Texas acquisition and was used for working capital purposes. The term note, requires monthly principal payments of approximately $42,000 plus interest, with the unpaid balance of the note due December 31, 1996. The interest rate is two and one half percent above the stated prime rate; 9.0% at June 30, 1995. A portion of the note has been classified as current in the accompanying balance sheet.

         During March 1995, OEI refinanced its debt (approximately $2.8 million at March 31, 1995) with Norwest Bank Texas, Midland, N.A. ("Norwest"). The refinanced debt consist of a $7.5 million reducing revolver with a current borrowing base of $5.3 million. The revolver requires the borrowing base to be reduced by approximately $60,000 per month. The revolver has an interest rate of Norwest prime rate (9.0% at June 30, 1995), plus 1/2 of one percent, payable monthly. The note matures on October 15, 1997. The revolver is secured by substantially all of the oil and gas properties of OEI and is guaranteed by the Company. In addition, the revolver has cross-default provisions and cross-collaterization provisions with Clint Hurt.

         As a result of the purchase of the Clint Hurt drilling equipment, Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling signed a note with Norwest for the principal sum of one million dollars. The note requires principal payments of approximately $28,000 per month plus interest with the first payment due May 5th, 1995 and monthly thereafter for 36 months. The note has an interest rate of Norwest prime rate (9.0% at June 30, 1995), plus 3/4 of one percent. The note matures in April of 1998. The note is secured by all of the equipment of Clint Hurt and is guaranteed by the Company. In addition, Clint Hurt obtained a working capital Line of Credit with Norwest in the amount of $200,000. The line of credit requires two interest only payments due May 5, 1995 and June 5, 1995, respectively and ten $20,000 monthly principal and interest payments thereafter. The line of credit has an interest rate of Norwest prime rate (9.0% at June 30, 1995), plus 3/4 of one percent. The line of credit is secured by all of the equipment of Clint Hurt and is guaranteed by the Company.

Impact of SFAS 121

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121--Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of SFAS 121 will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. Key estimates that the implementation of SFAS 121 will not have a material effect on Key's financial position.

Impact of Inflation on Operations

         Although in our complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on Key's operations, management is of the opinion that inflation has not had a significant impact on its business.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES

Independent Auditors' Report...........................................11
Report of Independent Accountants......................................12
Consolidated Balance Sheets, June 30, 1995 and 1994....................13
Consolidated Statements of Operations, Years Ended
  June 30, 1995 and 1994, Seven Months Ended June 30, 1993
  and Five Months Ended November 30, 1992..............................14
Consolidated Statements of Cash Flows, Years Ended
  June 30, 1995 and 1994, Seven Months Ended June 30, 1993
  and Five Months Ended November 30, 1992..............................15
Consolidated Statements of Stockholders' Equity (Deficit),
  Years Ended June 30, 1995 and 1994, Seven Months Ended
  June 30, 1993 and Five Months Ended November 30, 1992................16
Notes to Consolidated Financial Statements, June 30, 1995,
  1994 and 1993........................................................17

                          Independent Auditors' Report



To The Board of Directors and Stockholders
Key Energy Group, Inc.

We have audited the accompanying consolidated balance sheets of Key Energy Group, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Energy Group, Inc. and Subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                             KPMG PEAT MARWICK LLP

Midland, Texas
September 14, 1995 (except  with  respect  to  the  matters
                    discussed  in  Note  18,  as to  which
                    the  date is November 28, 1995)

                        Report of Independent Accountants



To The Board of Directors
Key Energy Group, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of Key Energy Group, Inc. and Subsidiaries for the seven months ended June 30, 1993 and the five months ended November 30, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company emerged from bankruptcy on December 4, 1992. The reorganization was accounted for as of November 30, 1992, at which time Key adopted "fresh start reporting". As a result, the Company's consolidated financial statements for the seven months ended June 30, 1993 representing the consolidated results of operation of the reorganized entity are not comparable to the Company's consolidated financial statements for the five months ended November 30, 1992.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Key Energy Group, Inc. and Subsidiaries for the seven months ended June 30, 1993 and the five months ended November 30, 1992 in conformity with generally accepted accounting principles.



                                        Coopers & Lybrand

Dallas, Texas
September 7, 1993



                                          Key Energy Group, Inc. and Subsidiaries
                                                Consolidated Balance Sheets

(in thousands, except share & per share data)                           June 30, 1995    June 30, 1994
===============================================================================================================

ASSETS
  Current Assets:
  Cash                                                                      $     865         $    717
  Restricted cash                                                                 410              456
  Restricted marketable securities                                                267              251
  Accounts receivable, net of allowance for doubtful
     accounts ( $133 - 1995, $103 - 1994)                                       8,133            6,674
  Inventories                                                                   1,257              964
  Prepaid expenses and other current assets                                       358              105
===============================================================================================================
  Total Current Assets                                                         11,290            9,167
===============================================================================================================
  Property and Equipment:
  Oilfield service equipment                                                   23,726           12,412
  Oil and gas well equipment                                                    2,014                -
  Motor vehicles                                                                  526              422
  Oil and gas properties and other related equipment,
     successful efforts method                                                  7,652            4,430
  Furniture and equipment                                                         332              157
  Buildings and land                                                            2,086            1,514
===============================================================================================================
                                                                               36,336           18,935
  Accumulated depreciation & depletion                                         (4,394)          (1,776)
===============================================================================================================
  Net Property and Equipment                                                   31,942           17,159
===============================================================================================================
  Other Assets                                                                  2,011            1,769
===============================================================================================================

  Total Assets                                                             $   45,243       $   28,095
===============================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                       $    3,930       $    3,117
    Accrued interest                                                              145               89
    Other accrued liabilities                                                   2,612            2,726
    Accrued income taxes                                                          174              447
    Deferred tax liability                                                        118                -
    Current portion of long-term debt                                           2,249            2,004
===============================================================================================================
  Total Current Liabilities                                                     9,228            8,383
===============================================================================================================
  Long-term debt, less current portion                                         13,700            9,497
  Deferred income taxes                                                         2,204              952
  Commitments and contingencies

  Stockholders' equity:
    Common stock, $.10 par value;  10,000,000 shares authorized,
     6,913, 510 and 5,273,513 shares issued and
     outstanding at June 30, 1995 and 1994, respectively                          691              527
    Additional paid-in capital                                                 15,186            6,680
    Retained earnings                                                           4,234            2,056
===============================================================================================================
  Total Stockholders' Equity                                                   20,111            9,263
===============================================================================================================

  Total Liabilities and Stockholders' Equity                              $    45,243       $   28,095
===============================================================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.

                                              Key Energy Group, Inc. and Subsidiaries
                                               Consolidated Statements of Operations

                                                                                                Seven Months       Five Months
                                                              Year Ended       Year Ended          Ended              Ended
(In thousands, except per share data)                       June 30, 1995     June 30, 1994    June 30, 1993    November 30, 1992
===================================================================================================================================
REVENUES:
   Oilfield services                                          $40,105             $32,616          $14,304         $10,156
   Oil and gas                                                  2,334               1,936                -               -
   Oil and gas well drilling                                    1,932                   -                -               -
   Other, net                                                     318                  69              (48)            277
===================================================================================================================================
                                                               44,689              34,621           14,256          10,433
===================================================================================================================================
COSTS AND EXPENSES:
   Oilfield services                                           30,592              25,992           10,863           7,947
   Oil and gas                                                    757                 593                -               -
   Oil and gas well drilling                                    1,444                   -                -               -
   Depreciation, depletion and amortization                     2,738               1,371              406             505
   General and administrative                                   4,352               3,540            1,587           1,117
   Interest                                                     1,478                 830              276             464
===================================================================================================================================
                                                               41,361              32,326           13,132          10,033
===================================================================================================================================
 Income before reorganization items, income taxes and
   extraordinary item                                           3,328               2,295            1,124             400
===================================================================================================================================
Reorganization items:
   Reorganization costs                                             -                   -                -            (150)
   Adjust accounts to fair value                                    -                   -                -           1,868
===================================================================================================================================
Income before income taxes and extraordinary item               3,328               2,295            1,124           2,118
Income tax expense                                              1,150                 950              413               -
===================================================================================================================================
Income before extraordinary item                                2,178               1,345              711           2,118
Extraordinary gain on discharge of pre-petition liabilities         -                   -                -           2,868
===================================================================================================================================
NET INCOME                                                     $2,178              $1,345             $711          $4,986
===================================================================================================================================
EARNINGS PER SHARE *
Primary:
  Income before reorganization items, income taxes and
   extraordinary item                                           $0.50               $0.44            $0.21           $0.02
  Income before extraordinary item                               0.33                0.26             0.14            0.12
  Extraordinary item                                                -                   -                -            0.16
  Net income                                                     0.33                0.26             0.14            0.28

Assuming full dilution:
  Income before reorganization items, income taxes and
      extraordinary item                                        $0.50               $0.43            $0.21           $0.00**
  Income before extraordinary item                               0.33                0.25             0.14            0.01
  Extraordinary item                                                -                   -                -            0.02
  Net income                                                     0.33                0.25             0.14            0.03
===================================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
Primary                                                         6,647               5,274            5,124          17,942
Assuming full dilution                                          6,647               5,288            5,138         176,508
===================================================================================================================================

 * - Earnings per common share for the five months ended November 30, 1992 reflect the previous capital structure of Key Energy Group, Inc.
      (previously "National Environmental Group, Inc.") prior to the 1992 Reorganization Plan (see Note 3).

 ** - Earnings per common share less than $0.01.
See the accompanying notes which are an integral part of these consolidated financial statements.


                                              Key Energy Group, Inc. and Subsidiaries
                                               Consolidated Statements of Cash Flows

                                                                                                    Seven           Five Months
                                                              Year Ended        Year Ended       Months Ended           Ended
(In thousands)                                              June 30, 1995      June 30, 1994     June 30, 1993    November 30, 1992
====================================================================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $2,178              $1,345             $711             $4,986
  Extraordinary item                                                 -                   -                -             (2,868)
===================================================================================================================================
  Income before extraordinary item                               2,178               1,345              711              2,118
    Adjust accounts to fair value                                    -                   -                -             (1,868)
    Reorganization costs                                             -                   -                -                150

===================================================================================================================================
  Income from operations                                         2,178               1,345              711                400
===================================================================================================================================
  Adjustments to reconcile income from operations to
    net cash provided by operations:
  Depreciation, depletion and amortization                       2,738               1,371              406                505
  Deferred income taxes                                          1,370                 493              382                  -
  Other non-cash items                                            (312)                  -                -               (248)
  Change in assets and liabilities net of effects
     from the acquisitions:
    Increase in accounts receivable                             (1,327)               (389)            (253)              (489)
    Increase in other current assets                              (940)               (613)             (91)                22
    Decrease in accounts payable and
        accrued expenses                                          (154)               (392)          (1,250)              (387)
    (Decrease) increase in accrued interest                         56                  53               (4)               246
    (Decrease) increase in accrued taxes                          (273)                447               31                  -
    Increase in other assets                                       (78)               (473)             (55)               392
===================================================================================================================================
  Net cash (used in) provided by operating activities            3,258               1,842             (123)               441
===================================================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Oilwell service operations             (2,839)             (4,395)          (1,033)              (537)
  Capital expenditures - Oil and gas operations                 (2,823)             (1,253)               -                  -
  Capital expenditures - Oil and gas well drilling operations     (143)                  -                -                  -
  Acquisitions                                                  (1,348)                  -                -                  -
  Purchase of restricted marketable securities and other            (1)                 40             (251)                 -
===================================================================================================================================
  Net cash used in investing activities                         (7,154)             (5,608)          (1,284)              (537)
===================================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                    (2,148)             (1,771)            (538)              (386)
  Principal payments, line-of-credit                                 -                   -          (14,024)            (9,458)
  Proceeds under line-of-credit                                      -                   -           14,159            (10,123)
  Borrowings (payments) under line-of-credit                      (605)              1,551                -                  -
  Decrease in cash overdraft                                         -                   -                -               (129)
  Proceeds from rights offering                                      -                   -                -              1,841
  Proceeds from debt                                             6,751               4,536              330                  -
===================================================================================================================================
  Net cash provided by (used in) financing activities            3,998               4,316              (73)             1,991
===================================================================================================================================
  Net increase (decrease) in cash and restricted cash              102                 550           (1,480)             1,895
  Cash and restricted cash at beginning of period                1,173                 623            2,103                208
===================================================================================================================================

  Cash and restricted cash at end of period                     $1,275              $1,173             $623             $2,103
===================================================================================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.


                                             Key Energy Group, Inc. and Subsidiaries
                                   Consolidated Statements of Stockholders' Equity (Deficit)

                                                  Preferred Stock      Common Stock
                                               Number of            Number of              Additional      Retained
                                                 Shares    Amount    Shares       Amount    Paid-in        Earnings
(In thousands)                                Outstanding  at par Outstanding     at par    Capital       (Deficit)          Total
==================================================================================================================================

Balance at June 30, 1992                         1,151      $115      17,942      $1,794  $  24,811       $(31,658)       $(4,938)
==================================================================================================================================

1992 Reorganization Plan:
  Exchange of "old" preferred and common
    stock for "new" common stock               (1,151)     (115)     (17,942)    (1,794)      1,757               -           (152)
  Issuance of "new" common stock                     -         -       1,520         152          -               -            152
  Exchange of debt for "new" common stock            -         -       2,634         263      4,985           2,868          8,116
  Issuance of "new" common stock for cash            -         -         970          97          -               -             97
  "Fresh-start" reporting adjustments                -         -           -           -    (25,878)         23,804         (2,074)
Net income (for the five months ended
   November 30, 1992)                                -         -           -           -          -           4,986          4,986
==================================================================================================================================
Balance at November 30, 1992                         -         -       5,124        $512     $5,675               -         $6,187
==================================================================================================================================

Change in valuation allowance related to
  deferred tax assets                                -         -           -           -        382               -            382
 Net income (for the seven months ended
June 30, 1993).                                      -         -           -           -          -             711            711
==================================================================================================================================
Balance at June 30, 1993                             -         -      $5,124        $512     $6,057            $711         $7,280
==================================================================================================================================

Issuance of common stock for Odessa
  Exploration                                        -         -         150          15        623               -            638
Net income                                           -         -           -           -          -           1,345          1,345
==================================================================================================================================
Balance at June 30, 1994                             -         -       5,274        $527     $6,680          $2,056         $9,263
==================================================================================================================================
Issuance of common stock for WellTech
  West Texas assets                                  -         -       1,635         164      8,420               -          8,584
Issuance of warrants for WellTech West
  Texas assets                                       -         -           -           -         63               -             63
Issuance of common stock for Clint Hurt
  Drilling assets                                    -         -           5           -         23               -             23
Net income                                           -         -           -           -          -           2,178          2,178

==================================================================================================================================
Balance at June 30, 1995                             -         -       6,914        $691    $15,186          $4,234        $20,111
==================================================================================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 June 30, 1995, June 30, 1994 and June 30, 1993

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key

Key Energy Group, Inc. ("Key") was organized in April 1977, and commenced operations in July 1978. Results of operations for the seven months ended June 30, 1993 and the five months ended November 30, 1992 include Key's oil field service operations conducted by Key's wholly-owned subsidiary, Yale E. Key, Inc. ("Yale E. Key"). Results of operations for the twelve months ended June 30, 1995 and 1994 include Key, Yale E. Key's oil and gas exploration and production wholly-owned subsidiary, Odessa Exploration Incorporated ("OEI"), and Key's oil and gas well drilling operations conducted by Key's wholly-owned subsidiary, Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling"). Clint Hurt Drilling was acquired in March of 1995 (see Note 2).

Basis of Presentation

Key's consolidated financial statements include the accounts of Key and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. The accounting policies presented below have been followed in preparing the accompanying financial statements. Subsequent to the adoption of "fresh-start reporting" (see Note 3), Key will continue to utilize the same policies. However, due to the material nature of the "fresh-start reporting" adjustments, the financial statements issued prior to November 30, 1992 will not be comparable to those issued subsequent to November 30, 1992. Key's ownership of less than 50% owned entities are accounted for by the cost or equity methods, depending on Key's ownership percentage.

Cash, Restricted Cash and Marketable Securities

Key holds significant cash in certain financial institutions. Restricted cash, $410,000 and $456,000 at June 30, 1995 and 1994, respectively, consists of monies held in Key's cash lock-box. The cash lock-box is a requirement under the line of credit with CIT (see Note 5). Restricted marketable securities, $267,000 and $251,000 at June 30, 1995 and 1994, respectively, consist primarily of an investment in a mutual fund which invests, mostly, in short-term intermediate government securities which are recorded at market value. The mutual fund investment is held in escrow for a letter-of-credit (issued in the amount of approximately $244,000) for workers' compensation insurance.

Inventories

Inventories, which consist primarily of parts and supplies, are held for use in the operations of Key and are valued at the lower of cost (first-in first-out method) or market.

Property and Equipment

Key provides for depreciation and amortization of non-oil and gas properties using the straight-line method over the following estimated useful lives of the assets:

                                       Post-confirmation       Pre-confirmation
Description                                  Years                   Years
-------------------------------------------------------------------------------
Oil field service equipment                 3 - 15                  5 - 10
Oil and gas well drilling equipment         3 - 15                    -
Motor vehicles                               3 - 7                  3 - 10
Furniture and equipment                      3 - 7                  3 - 15
Buildings and improvements                 10 - 15                 15 - 25
Gas processing facilities                       10                    -
-------------------------------------------------------------------------------

Upon disposition or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is included in the results of operations. OEI's aggregate oil and gas properties are stated at cost, not in excess of total estimated future net revenues net of related income tax effects.

For Key, property and equipment values prior to November 30, 1992 were carried at cost less accumulated depreciation. Property and equipment were adjusted at November 30, 1992 to their estimated fair values and accumulated depreciation was eliminated (see Note 3). Additions after November 30, 1992 are recorded at cost.

OEI utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs and geological and geophysical costs (if any), are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves expressed as net equivalent Bbls (barrels) as reviewed by independent petroleum engineers. The carrying amounts of properties sold or otherwise disposed of and the related allowance for depletion are eliminated from the accounts and any gain/loss is included in results of operations. OEI's aggregate oil and gas properties are stated at cost, not in excess of total estimated future net revenues net of related income tax effects.

Gas Balancing

Deferred income associated with gas balancing is accounted for on the entitlements method and represents amounts received for gas sold under gas balancing arrangements in excess of OEI's interest in properties covered by such agreements. OEI had deferred income associated with gas balancing at June 30, 1995 and 1994 (see Note 7).

Environmental

Key is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require Key to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Goodwill

At June 30, 1995, Key classified as Goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over ten years. Goodwill is included in other assets in the consolidated balance sheet at June 30, 1995. Key evaluates the existence of Goodwill impairment on the basis of whether Goodwill is fully recoverable from projected, undiscounted net cash flows of the related assets.

Earnings per Share

Primary earnings per share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period and common equivalent shares resulting from the assumed exercise of stock options and warrants (if any) using the treasury stock method, except in periods with reported losses as the inclusion of common stock equivalents would be antidilutive. Fully diluted earnings per share are based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method. Earnings per share for the five months ended November 30, 1992 reflect the previous capital structure of Key prior to the 1992 Reorganization Plan (see
Note 3).

Income Taxes

On November 30, 1992, as part of Key's "fresh-start reporting", Key adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The adoption of SFAS 109 changed Key's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. Under SFAS 109, a valuation allowance for the deferred tax assets is recognized when it is "more likely than not" that the benefit of deferred tax assets will not be realized. Adoption of SFAS 109 resulted in the recording of a net deferred tax credit of $50,000 as of November 30, 1992 as part of "fresh-start reporting". The cumulative effect of SFAS 109 at July 1, 1992 was not material. Financial statements of Key prior to November 30, 1992 do not reflect the adoption of SFAS 109.

Key and its wholly-owned subsidiaries file a consolidated federal income tax return.

2.  ACQUISITIONS

Clint Hurt Drilling

On March 30, 1995, Key and Clint Hurt & Associates, Inc. ("CHA") entered into an Asset Purchase Agreement pursuant to which CHA sold to Key all of his assets in West Texas. Such assets mainly consisted of four (4) oil and gas drilling rigs and related equipment. As consideration for the acquisition, Key paid CHA $1,725,000, of which $1,000,000 was paid in cash and the balance in the form of a 60-day promissory note. Mr. Clint Hurt entered into consulting and noncompetition agreements with Key in connection with which Key issued 5,000 shares of its common stock to Mr. Hurt. Key Energy Drilling, Inc., a wholly-owned subsidiary of Key, operates as Clint Hurt Drilling. The acquisition was accounted for using the purchase method and the results of operations of Clint Hurt Drilling have been included in those of Key since April 1, 1995.

WellTech West Texas

On December 10, 1993, Key and WellTech, Inc. ("WellTech") entered into an Asset Purchase Agreement pursuant to which Key purchased substantially all assets used by WellTech in its West Texas operations. The transaction was consummated in August 1994. As consideration for the acquisition, Key issued to WellTech 1,635,000 shares of Common Stock of Key and warrants to acquire 250,000 additional shares of Common Stock, at $5.00 per share, which expire on February 5, 1997.

Commencing December 10, 1993, Key (through Yale E. Key) operated and managed the operations of the WellTech West Texas region in connection with an interim operating agreement (the "Interim Operations Agreement"). In addition, as part of the Interim Operations Agreement, Key assumed ownership of WellTech West Texas current assets and current liabilities. The working capital items assumed were immaterial. Key's consolidated statements of operations from December 10, 1993 through August 11, 1994, include the direct revenues and expenses from the West Texas operations of WellTech. For the period after August 11, 1994, the results of operations include the effects of ownership of WellTech West Texas.

Odessa Exploration Incorporated

On August 5, 1993, Key acquired Odessa Exploration Incorporated ("OEI"). The effective date of the OEI acquisition was July 1, 1993, when Key took effective control. OEI is engaged in the operation of oil and natural gas wells and exploration for oil and natural gas. OEI was acquired in consideration of the issuance of 150,000 shares of Key Common Stock (which had a closing market value of approximately $638,000 at July 1, 1993) to Mr. D. Kirk Edwards, the former owner and the now current President and CEO of OEI, and the assumption of approximately $1,811,000 in bank debt. Key guaranteed all of the assumed OEI bank debt. The acquisition was accounted for as a purchase.

The following unaudited pro forma results of operations have been prepared as though Clint Hurt Drilling and WellTech West Texas had been acquired on July 1, 1993:

                                                       (unaudited)
                                                        Year Ended
                                          -----------------------------------
                                            June 30, 1995      June 30, 1994
                                           --------------     --------------
                                          (In thousands, except  share data)

   Revenues                                     $50,485             $ 48,069
   Net income                                     2,798                2,146
   Earnings per share:
   Net income                                     $0.40                $0.31
   Weighted average shares outstanding:           6,924                6,914

3.  1992 REORGANIZATION PLAN

On October 20, 1992, Key, then known as National Environmental Group, Inc. ("NEGI") and several affiliated companies, filed a Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (the "Prepackaged Plan"). Under the Prepackaged Plan, holders of the various debt issues, preferred stockholders and common stockholders of Key and affiliates received shares of Key Common Stock in exchange for their claims. On December 4, 1992, the Prepackaged Plan was confirmed. The Prepackaged Plan was implemented by merging Key Energy Group, Inc., a newly formed, wholly-owned subsidiary of NEGI, with and into NEGI,
merging  ESKEY  Inc.,  a  wholly-owned   subsidiary  of  NEGI,  into  NEGI,  and
liquidating YFC International, N.V., another wholly-owned subsidiary of NEGI. The Articles of Incorporation of NEGI were amended to (a) reduce Key's authorized capital stock to 10,000,000 shares, (b) prohibit the issuance of non-voting equity securities and (c) change the name to Key Energy Group, Inc. In connection with the reorganization, a reverse stock split of the common stock occurred as a result of which each share of NEGI common stock converted into
 .0178 shares of Key Common Stock, and each share of NEGI preferred stock converted into 1.04 shares of Key Common Stock.

The confirmation of the Prepackaged Plan converted approximately $7.4 million in debt, approximately $700,000 in accrued interest, 1,150,664 shares of preferred stock and 17,942,108 shares of common stock of NEGI into approximately 4.2 million shares of Key Common Stock. In addition, Key issued an aggregate of 970,000 shares of Common Stock through a rights offering to former preferred and common shareholders for approximately $1.8 million in cash.

The sum of the allowed claims plus post-petition liabilities exceeded the value of preconfirmation assets. Also, Key experienced a change in control as pre-reorganization equity holders received less than 50% of the new Key Common Stock issued pursuant to the Prepackaged Plan.

As a result of these circumstances, Key was required to adopt AICPA SOP 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. SOP 90-7 requires that a new reporting entity be created and assets and liabilities be recorded at their fair values. This accounting treatment is referred to in this report as "fresh start reporting". "Fresh start reporting" reorganization value was determined with the assistance of independent advisors. The methodology employed involved estimation of values (i.e., the market values of Key's assets, liabilities and equity), taking into account a discounted cash flow analysis. The discounted cash flow analysis was based on ten-year cash flow projections prepared by management. Cash flows were discounted at a debt-free cost of equity of 10.0%. Terminal value calculation was based on 50% of the discounted ten-year cash flow projection assumed above.

The ten-year cash flow projections were based on estimates and assumptions about circumstances and events that have not yet taken place. Such estimates and assumptions are inherently subject to significant economic and competitive uncertainties and contingencies beyond the control of Key, including, but not limited to, those with respect to the future courses of Key's business activity. Accordingly, there will usually be differences between projections and actual results because events and circumstances frequently do not occur as expected, and those differences may be material.

The "fresh start reporting" referred to above was reflected as of November 30, 1992. Commencing with the seven months ended June 30,1993, consolidated financial statements have been prepared as if Key is a new reporting entity. A black line, therefore, separates the seven month period ended June 30, 1993 from prior period information since it has not been prepared on a comparable basis of accounting.

4.  OTHER ASSETS

Other assets consist of the following:
                                                               June 30,
                                                      -----------------------
                                                        1995            1994
                                                      -------          ------
                                                             (in thousands)

 Investment in insurance company *                    $  368          $  368
 Workers compensation security premiums                  326             450
 Deferred acquisition costs                              200             800
 Goodwill (net of amortization - $100)                   963              --
 Other                                                   154             151
                                                      ------          ------
                                                      $2,011          $1,769
                                                      ======          ======
  * Represents approximately 13% ownership.


5.  LONG-TERM DEBT

The components of long-term debt are as follows:
                                                                 June 30,
                                                         ----------------------
                                                          1995           1994
                                                         ------         ------
                                                               (in thousands)
  Term Note - CIT Corporation, interest and
           principal payable monthly (a)                 $  6,032     $  4,327
   Revolving Line of Credit - CIT Corporation,
           interest payable monthly (a)                     3,846        4,452
  Revolver Note - Norwest, interest
           payable monthly (b)                              4,237           --
  Term Note - Norwest, interest and principal
           payable monthly (c)                                944           --
  Term Note - Nations Bank, interest and principal
           payable monthly                                     --        1,908
  Other notes payable                                         890          814
                                                           ------       ------
                                                           15,949       11,501
         Less current portion                               2,249        2,004
                                                          -------       ------
         Long-term debt                                  $ 13,700    $   9,497
                                                         ========    =========

         (a) The CIT term note, as amended, requires principal payments of approximately $95,000, plus interest, due the first day of each month plus a final payment of the unpaid balance of the note due December 31, 1996. The interest rate is two and one-half percent above the stated prime rate, 9.0% at June 30, 1995 and 1994. The note is collateralized by all of the assets (including equipment and inventory) of Yale E. Key.

         The CIT line of credit, as amended, requires monthly payments of interest at two and one-half percent above the stated prime rate (9.0% at June 30, 1995 and 1994). The expiration of the line of credit is December 31,1996. The line of credit is collateralized by the accounts receivable of Yale E. Key. The line of credit has a maximum limit of 85% of available accounts receivable or $7 million, whichever is less. At June 30, 1995, there was no credit line availability.

         The agreement with CIT includes certain restrictive covenants, the most restrictive of which prohibits Yale E. Key from making distributions and declaring dividends on the Key Common Stock.

         (b) In March 1995, OEI entered into a loan agreement, as amended, with Norwest Bank Texas, N.A. ("Norwest"). The loan agreement provides for a $7.5 million revolving line of credit note subject to a borrowing base limitation (approximately $5.3 million at June 30, 1995). The borrowing base is redetermined on at least a semi-annual basis. The borrowing base is reduced by approximately $60,000 per month through October 1997, the maturity of the note. The note's interest rate is Norwest's prime rate (9.0% at June 30, 1995) plus one-half percent. The note is secured by substantially all of the oil and gas properties of OEI and the pledge of certain collateral by current and former officers and directors of Key (see note 13). The note is also guaranteed by Key.

         The loan agreement contains various restrictive covenants and compliance requirements, which include (a) prohibition of OEI from declaring or paying dividends on OEI's common stock, (b) limiting the incurrence of additional indebtedness by OEI, (c) limitation on the disposition of assets and (d) various financial covenants.

         (c) In March 1995, Clint Hurt Drilling entered into a loan agreement with Norwest. The loan agreement provided for a $1 million term note and a $200,000 line of credit note. The $1 million term note requires principal payments of approximately $28,000 per month plus interest with the first payment due May 5, 1995 and monthly thereafter for 36 months with a maturity date of April 1998. The $200,000 line of credit note requires principal payments of $20,000 per month beginning July 5, 1995, plus interest, through its maturity in April 1996. Both notes have an interest rate of Norwest prime rate (9.0% at June 30, 1995), plus 3/4 of one percent. The notes are secured by all of the equipment of Clint Hurt Drilling and are guaranteed by Key. In addition, the loan agreement contains various restrictive covenants and compliance requirements.

As of June 30, 1995, Key was not in compliance with various covenants of its loan agreements. Subsequent to June 30, 1995, Key has obtained waivers of the events of non-compliance from the various lenders. Such waivers were obtained either for the remaining term of the related loan or for a period exceeding one year.

Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of June 30, 1995:


                      Fiscal year         Principal
                         Ended              Amount
                      -----------         ----------
                               (in thousands)

                          1996          $   2,249
                          1997              9,527
                          1998              4,125
                          1999                  -
                          2000                  -
                          Thereafter           48
                                        ---------
                                        $  15,949

6.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against Key. Management does not believe that the disposition of any of these items will result in a material adverse impact on the consolidated financial position or results of operations of Key.

During August 1995, Key entered into employment agreements with certain of its officers. These employment agreements generally run to June 30, 1998, but will automatically be extended on a yearly basis unless terminated by Key or the officer. In addition to providing a base salary for the officer, each employment agreement provides for a severance payment in amount varying from 12 to 24 months of the officer's base salary. The current annual base salaries for the officers covered under such employment agreements total approximately $800,000.

7.  OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                                                              June 30,
                                                 -------------------------------
                                                  1995                    1994
                                                 ------                  ------
                                                           (in thousands)
Accrued payroll and taxes                        $ 624                    $ 597
Workers compensation                               704                      540
State sales and use taxes                          129                      109
Accrued property taxes                              79                       --
Gas imbalance - deferred income                    253                      454
Revenue distribution                               215                      399
Other                                              608                      627
                                                 -----                    -----
Total                                           $2,612                   $2,726
                                                ======                   ======


8. STOCKHOLDERS' EQUITY

On September 27, 1993, a Stock Grant Plan (the "Plan") was adopted by the Board and was approved by Key's stockholders on July 25, 1994. The Plan authorized a Compensation and Stock Grant Plan Committee of the Board (the "Committee") to recommend to the Board the award of up to 600,000 shares of Key's Common Stock to key employees between October 15, 1993 and December 31, 2003. Subsequent to June 30, 1995, the Board has voted to terminate the Plan subject to shareholder approval of 1995 Stock Option Plan. No shares have been awarded under the Plan.

9. INCOME TAXES

As discussed in Note 3, Key adopted SFAS 109 effective November 30, 1992 by recording a net deferred tax liability of $50,000 as part of Key's "fresh-start reporting". The cumulative effect of SFAS 109 at July 1, 1992 was not material. Financial statements of Key prior to November 30, 1992 do not reflect the adoption of SFAS 109.

Income tax expense for the fiscal years ended June 30, 1995 and 1994 was $1,150,000 and $950,000, respectively, and $413,000 for the seven months ended June 30, 1993.

Components of income tax expense (benefit) are as follows:

                                                   Seven Months   Five Months
                             Year Ended               Ended          Ended
                         June 30,     June 30,       June 30,     November 30,
                           1995        1994           1993            1992
                         -------      --------     -----------    -----------
                                                (in thousands)
Federal and State:
         Current        $  (220)      $  457          $  413      $       -
         Deferred         1,370          493               -              -
                          -----       ------          ------      ---------
                         $1,150       $  950          $  413      $       -
                         ======       ======          ======      =========


Income tax expense (benefit) differs from amounts computed by applying the statutory federal rate as follows:

                                                                              Seven Months         Five Months
                                                     Year Ended                  Ended               Ended
                                               June 30,      June 30,           June 30,          November 30,
                                                 1995          1994               1993                1992
                                               --------      --------         ------------        ------------

Income tax computed at
   Statutory rate                                34.0%          34.0%            34.0%               34.0%
State taxes net of federal benefit                  -            2.4              2.7                 2.4
Expiration of capital loss carryover                -            4.4                -                   -
Book net operating loss benefit                     -              -                -                (2.7)
Reorganization items                                -              -                -               (30.0)
Foreign income tax effects                          -              -                -                (0.3)
Meals and entertainment
  disallowance                                    2.2              -                -                   -
Accrual to return adjustments                    (1.0)             -                -                   -
Other                                            (0.7)           0.5                -                (3.4)
                                                ------         -----            -----               ------
                                                 34.5%          41.3%            36.7%                0.0%
                                                ======         =====            =====               ======


Deferred tax assets (liabilities) are comprised of the following :


                                                        June 30,
                                               -----------------------
                                                   1995         1994
                                               -----------------------
   Net operating loss carry-forwards           $  1,140     $  1,143
   Property and equipment                        (3,437)      (2,095)
   Other                                            (25)           -
                                               ---------    ---------
   Net deferred tax liability                   $(2,322)    $   (952)
                                                ========    =========

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of Key will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

Key estimates that as of June 30, 1995, Key will have available approximately $3,352,000 of net operating loss carryforwards (which begin to expire in 2006). The net operating loss carryforwards are subject to an annual limitation of approximately $270,000, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended.

10.  LEASING ARRANGEMENTS

Among other leases, Key leases certain automotive equipment under non-cancellable operating leases which expire at various dates through 1998. The terms of the operating leases are 36 months with varying payment dates throughout each month. In addition, each lease includes an option to purchase the equipment and an excess mileage charge as defined in the leases.

As of June 30, 1995, the future minimum lease payments under non-cancellable operating leases, in thousands, are as follows:
                              Fiscal Year                    Lease
                           Ending June 30,                 Payments
                           ---------------                 --------
                                1996                        $1,107
                                1997                           509
                                1998                           147
                                1999                            47
                                                            $1,810

Operating lease expense was approximately $1,930,000 and $1,640,000 for the fiscal years ended June 30, 1995 and 1994, respectively, and $529,000 and $364,000 for the seven months ended June 30, 1993 and the five months ended November 30, 1992, respectively.

11.  EMPLOYEE BENEFIT PLANS

Yale E. Key maintains a 401-(k) plan which plan covers substantially all of its employees. Yale E. Key did not make a contribution to the 401-(k) plan during the fiscal year ended June 30, 1994, the seven months ended June 30, 1993 or the five months ended November 30, 1992. Beginning July 1, 1994, it has agreed to match up to 10% of the employees' contributions, which contributions totaled approximately $20,000 for the year ended June 30, 1995.

12.  MAJOR CUSTOMERS

Sales to customers representing 10% or more of consolidated revenues for the years ended June 30, 1995, 1994 and 1993 were as follows:

                                Fiscal Year Ended
                                   June 30,
                           -------------------------
                           1995        1994     1993
                           ----        ----     ----
 Customer A                18%         15%      23%
 Customer B                10%         14%      26%

The accounts receivable balance for customer A and B at June 30, 1995 were $1,807,000 and $243,000, respectively.

13.  TRANSACTIONS WITH RELATED PARTIES

In connection with the OEI acquisition (see Note 2), Key has agreed to grant D. Kirk Edwards (President and CEO of OEI) a percentage reversionary working interest in five deep gas wells located in West Texas upon repayment of $1,622,000 of the assumed bank debt from Key's earnings from the five wells. The percentage reversionary working interest decreases based on the date of repayment of the assumed bank debt and ranges from 20% of the earnings from the five wells if repayment occurs on or prior to July 7, 1995, to 5% of the earnings from the five wells if repayment occurs after July 7, 1996. The value of the reversionary interest assigned was insignificant at July 1, 1993.

Key leases automotive equipment from an independent third party (see Note 10), which purchases the automotive equipment from an automobile dealership in which a former officer owns a majority interest. Net proceeds to the automobile dealership totaled $399,000 and $1,058,000 for years ended June 30, 1995 and 1994, respectively, and $449,000 and $132,000 for the seven months ended June 30, 1993 and the five months ended November 30, 1992, respectively. The leases are considered operating leases. In the opinion of the Board of Directors of Key, the net proceeds from automotive equipment were on terms at least as favorable to Key as could have been obtained from a third party. This opinion is based on information provided by a third party leasing company, that is not affiliated with the former officer or Key, to the Board of Directors regarding purchase prices and equipment lease rentals offered by third parties.

Key paid $55,000, $57,000 and $33,000 for the year ended June 30, 1994, the seven months ended June 30, 1993 and the five months ended November 30, 1992, respectively (none during fiscal 1995), for oil field related services and equipment to two oil field related companies in which two officers of Key have an interest. In the opinion of the Board of Directors of Key, based on the Board's review of competitive bids, these transactions were on terms at least as favorable to Key as could have been obtained from a third party.

During fiscal 1992, two officers of Key loaned Key $90,000 to purchase a shop and office building from a related party. The note bears interest at 8% with interest payable monthly beginning January 19, 1992. The principal balance is due and payable on December 19, 1993. Key paid approximately $6,000 in principal and interest during fiscal 1992. The principal balance of the note was $32,000 at November 30, 1992 and June 30, 1992. At June 30, 1992, the two officers who held the note agreed to reduce the note by $57,000 in lieu of accounts receivable due to Key from the same two officers. During fiscal 1994, the same two officers agreed to forgive $32,000, the balance of the note, due from Key.

On February 27, 1991, Key completed the private placement of $525,000 principal amount of Senior Convertible Notes (the "Notes") due 1995 with individual and institutional investors, some of whom are current officers and directors of Key. The principal amount at June 30, 1994 and 1993 was $19,000 and $149,000, respectively. The Notes bear interest at 8%, and the principal balance is to be paid over 20 equal monthly installments. In addition, each $1,000 Note is accompanied by a warrant to purchase Key's Common Stock for $14.50 per share.

In March of 1995, OEI entered into a credit agreement with Norwest (see Note 5). As part of this arrangement, seven individuals, some of whom are officers and/or directors of Key, pledged approximately $2.7 million in collateral to secure OEI's credit facility. As compensation for this, Key paid these individuals a one-time fee equal to 1% of the collateral each individual placed and will pay a monthly fee in the amount of 3% (annual rate) of the collateral pledged. As of December 31, 1995, Norwest waived the pledge of collateral and released the collateral to the seven individuals who had pledged it.

14.  BUSINESS SEGMENT INFORMATION

Information about Key's operations by business segment is as follows:

                                                                            Seven Months          Five Months
                                        Year Ended        Year Ended           Ended                Ended
                                         June 30,          June 30,           June 30,           November 30,
                                           1995              1994               1993                1992
                                        ---------------------------------------------------------------------
                                                                 (in thousands)
         Revenues:
         Oil and gas                    $ 2,334         $  1,936          $       -             $      -
         Oil field services              40,105           32,616              14,304               10,156
         Oil and gas well drilling
            services                      1,932               -                   -                    -
         Other                              318               69                 (48)                 277
                                        -----------------------------------------------------------------
                                        $44,689          $34,621              $14,256             $10,433
                                        =================================================================








         Income before reorganization item, income taxes
            and extraordinary items:
         Oil and gas                   $    941         $    814         $        -           $        -
         Oil field services               4,105            2,823               2,987                1,981
         Oil and gas well drilling
            services                        367               -                   -                    -
         Interest expense                (1,478)            (830)               (276)                (464)
         General corporate                 (607)            (512)             (1,587)              (1,117)
                                        ------------------------------------------------------------------
                                        $ 3,328          $ 2,295              $1,124               $  400
                                        ==================================================================

         Identifiable assets:
         Oil and gas                    $ 8,289          $ 5,258         $        -           $        -
         Oil field services              33,516           22,022              15,906               16,109
         Oil and gas well drilling
            services                      3,160               -                   -                    -
         General corporate                  278              815
                                        -----------------------------------------------------------------
                                        $45,243          $28,095             $15,906              $16,109
                                        =================================================================


                                                                            Seven Months          Five Months
                                        Year Ended        Year Ended           Ended                Ended
                                         June 30,          June 30,           June 30,           November 30,
                                           1995              1994               1993                1992
                                        ---------------------------------------------------------------------
                                                                 (in thousands)


         Capital Expenditures:
         Oil and gas                   $    3,736      $        4,449       $         -         $       -
         Oil field services                11,422               4,395             1,033               537
         Oil and gas well drilling
           services                          2,141                  -                 -                 -
                                       ------------------------------------------------------------------
                                       $    17,299     $        8,844       $     1,033         $     537
                                       ==================================================================

         Depreciation, depletion
         and amortization:
         Oil and gas                   $       426     $          412       $         -         $       -
         Oil field services                  2,279                959               406               505
         Oil and gas well drilling
            services                            33                  -                 -                 -
                                       ------------------------------------------------------------------
                                       $     2,738     $        1,371       $       406         $     505
                                       ==================================================================

Key operates a variety of oil field service equipment including workover rigs, hot oil units, transports and various other oil field servicing equipment. In addition, Key performs a variety of other oil field services including fishing tools, frac tanks and blow-out preventers.

OEI is engaged in the drilling and production of oil and natural gas in the United States. OEI acquires and manages interests in producing oil and gas properties for its own account and for its sponsored investors. After an acquisition, OEI reworks the acquired well to increase production and/or forms drilling partnerships for additional development wells.

Clint Hurt Drilling conducts oil and gas well drilling services and operates four drilling rigs which drill for oil and gas in the West Texas area.

15.   INFORMATION ON OIL AND GAS ACTIVITIES (unaudited)


CAPITALIZED COSTS:                                 June 30, 1995              June 30, 1994
                                                   -------------              -------------
Oil and Gas Properties:
Proved properties                                  $7,652,000                   $4,430,000
Unproven properties                                         -                            -
Less accumulated depletion                           (766,000)                    (386,000)
                                                     ---------                    ---------
Net Capitalized costs                              $6,886,000                   $4,044,000
                                                   ==========                   ==========
                                                   Year Ended                   Year Ended
COSTS INCURRED:                                   June 30, 1995                June 30, 1994
                                                  -------------                -------------
Proved property acquisition costs                  $1,054,000                   $4,390,000
Development costs                                   2,581,000                       40,000
                                                    ---------                       ------
Total Costs Incurred                               $3,635,000                   $4,430,000
                                                   ==========                   ==========
RESULTS OF OPERATIONS:
Oil and gas sales                                  $1,793,000                   $1,483,000
Production costs, including production
  taxes                                              (756,000)                    (573,000)
Depletion                                            (398,000)                    (386,000)
Income Taxes*                                        (217,000)                    (178,000)
                                                     ---------                    ---------
Results of operations for oil and gas
  producing activities**                           $  422,000                   $  346,000
                                                   ==========                   ==========



*   - Computed at the statutory rate of 34%.
** - Excludes corporate overhead and financing costs.

Oil and Gas Reserve Information

Estimates of OEI's proved oil and gas reserves as of June 30, 1995 and 1994 were prepared in-house and reviewed by an independent petroleum reservoir engineering firm. All estimates were made in accordance with guidelines established by the Securities and Exchange Commission. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions (i.e. prices and costs as of the date the estimate is made.) Prices utilized reflect consideration of changes in existing prices provided by contractual arrangements, if any, but not of escalations based upon future conditions.

Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing equipment and operating methods.

Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion or secondary or tertiary recovery. Reserves assigned to undrilled acreage are limited to those drilling units that offset productive units reasonably certain of production when drilled.

No major discovery or other favorable or adverse event has occurred since July 1, 1995 which is believed to have caused a significant change in the estimated proved oil and gas reserves of OEI.

OEI's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. Key emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.



Oil and Gas Producing Activities:

                                                                Oil and                 Natural
                                                               Condensate                  Gas
                                                                (Bbls)                    (Mcf)

Total Proved Reserves:
Balance, July 1, 1993                                                  -                         -
         Purchases of minerals-in-place                          129,291                 7,338,452
         Production                                              (14,383)                 (552,791)
--------------------------------------------------------------------------------------------------
Balance, June 30, 1994                                           114,908                 6,785,661
         Revisions of previous estimates                          92,080                 1,945,659
         Purchases of minerals-in-place                        1,515,559                 6,036,937
         Production                                              (40,330)                 (770,197)
---------------------------------------------------------------------------------------------------
Balance, June 30, 1995                                         1,682,217                13,998,060
===================================================================================================
Proved Developed Reserves:
         July 1, 1993                                                  -                         -
         June 30, 1994                                           114,908                 6,785,661
         June 30, 1995                                           750,604                11,203,232
===================================================================================================


Standardized Measure of Discounted Future Cash Flows

The following schedules present estimates of the standardized measure of discounted future net cash flows from Key's proved reserves as of June 30, 1995, and an analysis of the changes in these amounts for the years ended June 30, 1995 and 1994. Estimated future cash flows are determined using year-end prices adjusted only for fixed and determinable increases for natural gas provided by contractual agreement (if any). Estimated future production and development costs are based on economic conditions at year-end. Future federal income taxes are computed by applying the statutory federal income tax rate of 34% to the difference between the future pretax net cash flows and the tax basis of proved oil and gas properties, after considering investment tax credits and net operating loss carry forwards (if any), associated with these properties.

Discounted future cash flow estimates like those shown below are not intended to represent estimates of the fair value of oil and gas properties. Estimates of fair value should also consider probable reserves, anticipated future oil and gas prices, interest rates, changes in development and production costs and risks associated with future production. Because of these and other considerations, any estimate of fair value is necessarily subjective and imprecise.


                                                                    June 30, 1995   June 30, 1994
                                                                           (in thousands)
Standardized Measure:
                 Future cash inflows                                $  51,830          $ 11,355
                 Future production costs                              (11,852)           (3,478)
                 Future development costs                              (6,160)               -
        Future income taxes                                           (10,477)           (1,318)
------------------------------------------------------------------------------------------------
        Future after-tax net cash flows                                23,341             6,559
                 10% annual discount                                   (8,183)           (1,820)
------------------------------------------------------------------------------------------------
        Standardized Measure, June 30, 1995 and 1994                $  15,158          $  4,739
                                                                    ============================


Changes in Standardized Measure:
Standardized Measure, July 1, 1993                                     $   --
         Oil and gas sales, net of production costs                        (910)
         Purchases of minerals in place                                   6,030
         Net change in income taxes                                        (381)
         Accretion of discount                                             --
--------------------------------------------------------------------------------
Standardized Measure, June 30, 1994                                    $  4,739
         Oil and gas sales, net of production costs                      (1,037)
         Purchases of minerals in place                                  13,033
         Net change in income taxes                                      (5,881)
         Accretion of discount                                              512
         Revision of quantity estimates                                   1,745
         Change in future development costs                               1,227
         Other                                                              820
--------------------------------------------------------------------------------
Standardized Measure, June 30, 1995                                    $ 15,158
                                                                      =========

16.  CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended June 30, 1995 and 1994, the seven months ended June 30, 1993 and the five months ended November 30, 1992 are presented below:

                                                                               Seven Months        Five Months
                                             Year Ended      Year Ended            Ended              Ended
                                              June 30,        June 30,         November 30,       November 30,
                                                1995            1994               1993                1992
                                            --------------------------------------------------------------------
                                                                           (in thousands)

         Interest paid                       $1,422             $759                $276                $215
         Taxes paid                              53               10                   -                   -


Supplemental schedule of non-cash investing and financing transactions for the years ended June 30, 1995 and 1994, the seven months ended June 30, 1993 and the five months ended November 30, 1992, are presented below:

                                                                               Seven Months        Five Months
                                             Year Ended      Year Ended            Ended              Ended
                                              June 30,        June 30,         November 30,       November 30,
                                                1995            1994               1993                1992
                                            --------------------------------------------------------------------
                                                                           (in thousands)

Fair value of Common Stock issued
  for OEI                                    $      -          $    638         $      -        $          -
Assumption of OEI liabilities                       -             2,752                -                   -
Acquisition of OEI
  property and equipment                            -             3,196                -                   -
Fair value of Common Stock issued
  for Clint Hurt                                   23                 -                -                   -
Fair value of Common Stock and
  Warrants  issued for
  WellTech West Texas                           8,647                 -                -                   -
Capital lease obligation reduced
  for purchase of assets                          275                 -                -                   -
Proceeds on sale of assets
  not received                                    132                 -                -                   -
Property and equipment additions
  and acquisition costs not
  paid as of June 30th                          1,015                 -                -                   -
Issuance of note payable in Clint
  Hurt Drilling acquisition                       725                 -                -                   -


17.  CONCENTRATIONS OF CREDIT RISK

Key has a concentration of customers in the oil and gas industry. Substantially all of Key's customers are major integrated oil companies, major independent producers of oil and gas and smaller independent producers. This may affect Key's overall exposure to credit risk either positively or negatively, inasmuch as its customers are effected by economic conditions in the oil and gas industry, which has historically been cyclical. However, accounts receivable are well diversified among many customers and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. Historically, credit losses have been insignificant. Receivables are generally not collateralized, although Key may generally secure a receivable at any time by filing a mechanic's and materialmans' lien on the well serviced.

18.  SUBSEQUENT EVENT

In August 1995, Key announced an agreement to acquire, through a merger, WellTech. A definitive merger agreement was reached on November 18, 1995. Key will be the surviving entity in the Merger. Consideration for the Merger will be 4,929,962 shares of Key Common Stock and warrants to purchase 750,000 shares at $6.75 per share of Key Common Stock. As part of the Merger, 1,429,962 of the 1,635,000 shares of Key Common Stock owned by WellTech and warrants to purchase an aggregate 250,000 shares of Key Common Stock at $5.00 per share will be cancelled. WellTech currently operates in the Southwest and Northeast areas of the United States and in Russia and Argentina. Consummation of the Merger is subject to satisfaction of various conditions including, without limitation, shareholder approval and no assurance can be given that the Merger will be consummated. WellTech's principal line of business is oil and gas well servicing.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KEY ENERGY GROUP, INC.
                                    (Registrant)



                                    By:/s/ Francis D. John
                                        Francis D. John
                                        President, Chief Executive and Chief
Dated: March 22, 1996                   Financial Officer and Director