Form 10-Q
period 1996-03-31
KEY ENERGY GROUP INC
filed 1996-05-03
CIK 318996

__________________________________________________________

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                  FORM 10-Q

                (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1996

                                     or

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

Common Shares outstanding at April 19, 1996: 10,413,513

      ______________________________________________________________


                  KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                     INDEX

                                      										          Page
                                                         Number

	PART  I.  FINANCIAL INFORMATION

		Item 1.   Financial Statements                      					3

		Item 2.   Management's Discussion and Analysis of
      			   Financial Condition and Results of Operations		10


	PART  II. OTHER INFORMATION

		Item 1.   Legal Proceedings.					                       	19

		Item 2.   Changes in Securities.                    					19

		Item 3.   Defaults Upon Senior Securities.			           	19

		Item 4.   Submission of Matters to a Vote of Security
            Holders.	                                      19

		Item 6.   Exhibits and Reports on Form 8-K.	          			19


	Signatures.		                                       						21



                          Key Energy Group,Inc. and Subsidiaries
                            Consolidated Balance Sheets

                                                     (unaudited)
                               								  	       March 31,		June 30,
(Thousands, except share and per share data)	      1996      	1995
	ASSETS
 Current Assets:
  Cash	                                   							$1,598      	$865
  Restricted cash 						                       	  1,705     	  410
  Restricted marketable securities			        		     267   	 	  267
  Accounts receivable, net 						                19,183	     8,133
	 Prepaid expenses                       							  1,793   		   358
  Inventories                             						  1,764      	1,257

  Total Current Assets							                    26,310	     11,290

 Property and Equipment:
  Oilfield service equipment               						64,091      23,726
  Oil and gas well drilling equipment       			   4,682		     2,014
  Motor vehicles                           					  1,041		       526
  Oil and gas properties and other
   related equipment,successful efforts    						10,270 	    	7,652
  Furniture and equipment                  					  1,367    		   332
  Buildings and land                     							  5,026       2,086

                                      											86,477      36,336

Accumulated depreciation & depletion        			 	(7,334)     (4,394)
Net Property and Equipment						                 79,143      31,942

Other Assets								                              5,190		     2,011

Total Assets		                     				        $110,643     $45,243

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable							                        $9,562     	$3,930
  Accrued interest	                      						     305  		     145
  Other accrued liabilities						                 9,539  	 	  2,612
  Accrued income taxes 						                        49		       174
  Deferred tax liability						                      118	  	     118
  Current portion of long-term debt					          4,245   		  2,249

 Total Current Liabilities                 						23,818	   	  9,228

  Long-term debt, less current portion       				37,073    		13,700
  Accrued casualty insurance              						  4,909		         -
		Deferred income taxes                   						  3,333	   	  2,204
  Minority interest                      							  1,151 	         -

	Commitments and contingencies

 Stockholders' equity:

  Common stock, $.10 par value; 25,000,000
   shares authorized, 10,413,513 and 6,913,513 shares
   issued and outstanding at March 31, 1996 and
   June 30, 1995, respectively           					    1,041        691
   Additional paid-in capital              						32,763     15,186
   Retained earnings							                       6,555      4,234

	  Total Stockholders' Equity			              			40,359     20,111

	  Total Liabilities and Stockholders' Equity		$110,643   	$45,243

See the accompanying notes which are an integral part of these consolidated financial statements.

                      Key Energy Group, Inc. and Subsidiaries
                       Consolidated Statements of Operations



                                  				Three Months Ended  		Nine Months Ended
                                 		         March 31,            March 31,
(Thousands, except per share data)      1996  	    1995 	  	  1996	    1995

REVENUES:
	   Oilfield services	              		$11,916     $10,145 		 $31,064   $31,068
	   Oil and gas revenues			             1,016		       695		    2,743	    1,772
	   Oil and gas well drilling			        1,370	        	-		     5,029	       -
	   Other revenues, net				                -		        209		      258       171

                                    			14,302      11,049   	 39,094    33,011

COSTS AND EXPENSES

   Oilfield services direct costs 	   		8,655	     	7,784	   	22,808    24,134
   Oil and gas direct costs            			316		       182		      935	      613
   Oil and gas well drilling         			1,151        		-		     3,886        -
   Depreciation and depletion expense		 1,146       		642		    2,940	    1,887
   General and administrative expense		 1,219		     1,174    		3,609     2,996
   Interest expense			                   	571		       370		    1,448	      997

                                							13,058     	10,152    	35,626    30,627

   Income before minority interest and
    and income taxes		                		1,244	       	897    		3,468	    2,384
	  Minority interest	              			     18		        -		        18        -
   Income tax expense				                 399	       	266	    	1,129	      742

	NET INCOME				                          $827		      $631		   $2,321    $1,642

	EARNINGS PER SHARE :

	Primary:
	  Income before minority interest
  	  and income taxes	               			$0.18		      $0.14   		$0.50	    $0.36
	  Net income                      					$0.12      		$0.10   		$0.33    	$0.25

	Assuming full dilution:
	  Income before minority interest
  	  and income taxes               				$0.18		      $0.14		   $0.50	    $0.36
	  Net income                      					$0.12      		$0.10   		$0.33    	$0.25

	WEIGHTED AVERAGE SHARES OUTSTANDING:
	  Primary                         					6,981	      	6,637		   6,981	    6,637
	  Assuming full dilution		            	6,986		      6,637		   6,986	    6,637

See the accompanying notes which are an integral part of these consolidated financial statements.

                      Key Energy Group, Inc. and Subsidiaries
                       Consolidated Statements of Operations


                      			         			Three Months Ended 	  Nine Months Ended
                        			              	March 31,             March 31,
(Thousands)	                         1996       	1995   	    1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income			                   			$827	       $631     		$2,321	     $1,642
  Adjustments to reconcile income
    from operations to net cash
    provided by operations:
  Depreciation, depletion and
    amortization		                  1,146	        642		     2,940       	1,887
  Deferred income taxes           				399	        266		     1,129	         742
  Minority interest net income				     18  	       -		         18	          -
  Change in assets and liabilities,
    net of effects from acquisitions:
  (Increase) decrease in accounts
    receivable		                       26	       (148)		     (193)	     (1,108)
  (Increase) decrease in other current
    assets		                         (184)      	(654)		      (94)       	(725)
  Decrease in accounts payable and
    accrued expenses             					191	        107		      (616)	     (1,457)
  (Decrease) increase in accrued
    interest		                         (1)	        27		        22	          11
  (Decrease) increase in accrued
    taxes		                           (75)         	-		      (125)          	-
  (Increase) decrease in other
    assets			                         (75)	        (1)	      	(84)         	(1)

  Net cash provided by operating
    activities                    		2,272        	870     		5,318	         991

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Oilwell
    service operations               (878)      	(385)    	(2,605)     	(2,284)
  Capital expenditures - Oil and
    gas operations	                    -	         (16)	       	(7)	        (23)
  Capital expenditures - Oil and
    gas well drilling operations  				(90)         	-		      (450)          	-
  Expenditures for oil and gas
    properties		                     (382)	       (78)	   	(2,532)	     (1,289)

Net cash used in investing
    activities			                  (1,350)	      (479)   		(5,594)     	(3,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments of long-term
    debt		                           (259)      	(471)	   	(1,677)     	(1,518)
  Cash received from purchase
    of WellTech		                   1,168	         -	      	1,168           -
  Borrowings under line-of-credit 		  	41	     (1,377)	       	13        	(406)
  Proceeds from long-term debt     			476      	1,310		     2,800	       4,176

  Net cash provided by (used in)
    financing activities            1,426	       (538)    		2,304	       2,252

	 Net increase (decrease) in cash
    and restricted cash            	2,348	       (147)	    	2,028        	(353)

  Cash and restricted cash at
    beginning of period	              955	        967		     1,275       	1,173

  Cash and restricted cash at end
    of period		                    $3,303        $820		    $3,303         $820

Supplemental cash flow disclosures:
  Interest paid                						$434	       $343		    $1,288	        $986

Supplemental schedule of non-cash
    investing and financing transactions:

 Fair value of Common Stock and Warrants
    issued WellTech West Texas 		    		$-	         $- 		        $-      $8,647
 Fair value of Common Stock issued for
    Clint Hurt Drilling           					$-	       $23		          $-	        $23

 Issuance of note payable in Clint
    Hurt Drilling acquisition     					$-      	$725       		$725          	$-


See the accompanying notes which are an integral part of these consolidated financial statements.





                      Key Energy Group, Inc. and Subsidiaries

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial information in this report includes the accounts of Key Energy Group, Inc. ("Key") and its wholly-owned subsidiaries and was prepared in conformity with accounting policies used in the Annual Report on Form 10-K furnished for the preceding fiscal year.

The consolidated financial information in this report includes the four operating subsidiaries of the Company; Yale E. Key, Inc. ("Yale E. Key") and WellTech Eastern, Inc. ("WellTech") (which was acquired in March 1996 after the merger of WellTech, Inc. "Old WellTech" into Key, see Note 2) which are both involved in oilwell service operations, Odessa Exploration Inc. ("OEI") which is involved in the production and exploration of oil and natural gas and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is involved in the drilling for oil and natural gas. In addition, as a result of the WellTech merger, (see Note 2) the Company acquired a 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentinean corporation, which is accounted for using the consolidation with a minority interest method.

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

In the opinion of Key, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1996, the statement of cash flows for the three and nine months ended March 31, 1996 and 1995, and the results of operations for the three and nine month periods then ended.

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


2.  ACQUISITIONS

WellTech, Inc.

In March 1996, Key acquired, through a merger, Old WellTech.
Key was the surviving entity in the merger.  Net consideration for the merger was 3,500,000 shares of Key Common Stock and
warrants to purchase 500,000 additional shares. In the merger,
Old WellTech stockholders received an aggregate of 4,929,962 shares of Key Common Stock and warrants to purchase 750,000 shares of Key
Common Stock at $6.75 per share.   As part of the merger,
1,429,962 of the 1,635,000 shares of Key Common Stock owned by Old WellTech and previously issued warrants to purchase 250,000 shares of Key Common Stock at $5.00 per share were cancelled.
WellTech's principal line of business is oil and gas well servicing and it operates in the Mid-Continent and Northeast areas of the United States and in Argentina. Until November
1995, Old WellTech also conducted certain operations in Russia.
On March 26, 1996, Key shareholders approved the merger. The acquisition was accounted for using the purchase method.

Odessa Exploration Properties

In April of 1996, the Company announced that OEI had agreed to purchase approximately $7.1 million of oil and gas producing properties from two unrelated companies. The properties to be acquired include production in 264 gross (79 net) wells with daily average net production of 240 barrels of oil and 1.5 mmcf of natural gas. The reserves are approximately equally divided between oil and natural gas. Financing for the acquisition is expected to come from bank financing. The acquisition will be accounted for using the purchase method.

Clint Hurt Drilling

On March 30, 1995, Key and Clint Hurt Associates, Inc. ("CHA") entered into an Asset Purchase Agreement pursuant to which CHA sold to Key all of its assets in West Texas. Such assets mainly consisted of four oil and gas drilling rigs and related equipment. As consideration for the acquisition, Key paid CHA $1,725,000, of which $1,000,000 was paid in cash and the balance in the form of a $725,000 note payable to CHA (the note was paid in full in July 1995). Mr. Clint Hurt entered into consulting and noncompetition agreements with Key in consideration for which Key issued 5,000 shares of Key Common Stock. The acquisition was accounted for using the purchase method and the results of operations of Clint Hurt Drilling have been included in those of Key since April 1, 1995.


3.  LONG-TERM DEBT

In January 1996, prior to the completed merger described in Note
2, Key, Yale E. Key, Clint Hurt and Old WellTech entered into new separate credit facilities with The C.I.T. Group/Credit Finance, Inc. ("C.I.T.) totaling approximately $35 million (the combined maximum credit limit). As a result of the new separate credit facilities, the interest rate for Yale E. Key was lowered from two and one-half to one and one-quarter percent over the stated prime rate (8.25% at March 31, 1996). In addition, the interest rate for the Old WellTech debt was lowered from an aggregate of three and one-half percent to one and one-quarter percent over the stated prime rate (8.25% at March 31, 1996).
Each of the C.I.T. term notes require principal and interest payments, due the first day of each month beginning February 1, 1996, plus a final payment of the unpaid balance of the note due December 31, 1998. The expiration of each of the lines of credit are December 31,1998. The proceeds of the initial borrowings were used to repay substantially all of the debt of Key (other than that of OEI) and Old WellTech. Key believes that such a facility will provide sufficient funds to finance its operating and capital expenditure needs for the foreseeable future. The indebtedness, which is currently being modified to reflect the Welltech merger, will be the obligation of Key and Key's subsidiaries, Yale E. Key, Clint Hurt and WellTech. At
March 31, 1996, the Company (on a combined basis) had approximately $2 million in term and credit-line availability.

The Yale E. Key C.I.T. term note, ($9,885,000 approximate principal balance at March 31, 1996), as amended, requires monthly principal payments of approximately $119,000, plus interest, while the Yale E. Key C.I.T. line of credit, ($2,792,000 approximate principal balance at March 31, 1996),as amended, requires monthly payments of interest. The note is collateralized by all of the assets (including equipment and inventory) of Yale E. Key, while the line of credit is collateralized by the accounts receivable of Yale E. Key. Both the term note and the line of credit will be guaranteed by Key.
 At March 31, 1996, there was approximately $500,000 of credit line availability.

The Clint Hurt Drilling C.I.T. term note, ($1,208,000 approximate principal balance at March 31, 1996), requires monthly principal payments of approximately $14,643, plus interest, while the Clint Hurt Drilling C.I.T. line of credit, ($588,000 approximate principal balance at March 31, 1996),as amended, requires monthly payments of interest The note is collateralized by all of the assets (including equipment and inventory) of Clint Hurt Drilling while the line of credit is collateralized by the accounts receivable of Clint Hurt Drilling. Both the term note and the line of credit will be guaranteed Key. At March 31, 1996, there was no credit line availability.

The WellTech C.I.T. term note, ($12,125,000 approximate principal balance at March 31, 1996), as amended, requires monthly principal payments of approximately $141,000, plus interest, while the WellTech C.I.T. line of credit, ($5,121,000 approximate principal balance at March 31, 1996),as amended, requires monthly payments of interest. The note is collateralized by all of the assets (including equipment and inventory) of WellTech while the line of credit is collateralized by the accounts receivable of WellTech. Both the term note and the line of credit will be guaranteed by Key. At March 31, 1996, there was no credit line availability.

The agreement with C.I.T. includes certain restrictive and financial covenants, which include, though not limited to; certain financial ratios, annual capital expenditure maximums, and restrictions on cash distributions and declarations of dividends on common stock.

The OEI loan agreement, as amended, with Norwest Bank Texas, N.A. ("Norwest") provides for a $7.5 million revolving line of credit note subject to a borrowing base limitation
(approximately $7.0 million at March 31, 1996). The borrowing base is redetermined on at least a semi-annual basis. The borrowing base is reduced by approximately $60,000 per month through October 1997; the maturity of the note. The note's interest rate is Norwest's prime rate (8.5% at March 31, 1996) plus one-half percent. The note is secured by substantially all of the oil and gas properties of OEI. The note is also guaranteed by Key.

The loan agreement contains various restrictive covenants and compliance requirements, including covenants which (a) prohibit OEI from declaring or paying dividends on OEI's common stock,
(b) limit the incurrence of additional indebtedness by OEI and,
(c) limit the disposition of assets and various other financial covenants.

4.  CASH FLOW DISCLOSURES OF WELLTECH ACQUISITION

During March 1994, Key completed an acquisition of WellTech (see
Note 2). The acquisition of WellTech,accounted for using the purchase method, resulted in the following noncash investing activities(in thousands):

        Recorded amounts of assets acquired,
           including cash acuired of $1,168 ............ $  58,829
       	Liabilities assumed   ..........................   (40,902)
                                     											         ----------
       	Fair value of Key Common Stock issued........... $  17,927
                                                 												=====
The liabilities assumed include amounts recorded for litigation and certain other preacquisition contingencies of WellTech.

5.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against Key and its subsidiaries.
Management does not believe that the disposition of any of these suits or claims will result in a material adverse impact on the consolidated financial position of Key.

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

KEY ENERGY GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

QUARTER ENDED MARCH 31, 1996 VERSUS QUARTER ENDED MARCH 31, 1995

Overview

The following discussion provides information to assist in the understanding of Key Energy Group, Inc.'s ("Key") financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Operating results for the three and nine months ended March 31, 1996 include Key's oilfield well service operations conducted by its wholly-owned subsidiaries, Yale E. Key, Inc. ("Yale E. Key"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration Inc. ("OEI") and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is engaged in oil and natural gas well contract drilling and was acquired in March 1995. Also included are the operating results of WellTech, Inc. ("WellTech") for the period of March 26, 1996 (the date of the merger, see Note 2) to March 31, 1996.

Historically, fluctuations in oilfield well service operations and oil and gas well contract drilling activity have been closely linked to fluctuations in crude oil and natural gas prices. However, Key, through acquisitions, customer alliances and agreements, and diversification of services, seeks to minimize the effects of such fluctuations on Key's results of operations and financial condition.

Results of Operations

The Company or Key

Revenues of Key for the three months ended March 31, 1996 increased $3,253,000 or 29% to $14,302,000 from $11,049,000 for the comparable fiscal 1995 quarter, while net income of $827,000 increased $196,000 or 31% from the comparable fiscal 1995 quarter total of $631,000. The increase in revenues was primarily due to the addition of Clint Hurt Drilling on April 1, 1995, whose operations were not included in the comparable 1995 quarter results, increased oil and gas revenues from OEI, increased oilwell service equipment utilization and the acquisition of WellTech (see Note 2). The improvement in quarterly net income is partially attributable to the inclusion of Clint Hurt Drilling, but is also a result of an increase in oilwell service equipment utilization and a decrease in total consolidated Key costs and expenses as a percent of total revenues.

Oilfield Services

Oilfield services are performed by Yale E. Key and WellTech. Yale E. Key conducts oilfield services primarily in West Texas, while WellTech conducts oilfield services in the Mid-Continent region of the United States (primarily in Oklahoma) through its operating division; WellTech Mid-Con, and in the Northeastern United States (primarily in Michigan, Pennsylvania and West Virginia) through its operating division; WellTech Eastern. In addition, WellTech conducts oilfield services in Argentina through its 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentinean corporation.

Oilfield service revenues for the quarter ended March 31, 1996 increased $1,771,000 or 17% from $10,145,000 for the quarter ended March 31, 1995 to $11,916,000 for the current quarter ending March 31, 1996. The increase in revenues is primarily attributable to higher equipment utilization as the result of an increase in demand for oilfield services and the acquisition of WellTech whose operating results are included for the period of March 26, 1996 (the date of the merger, see Note 2) to March 31, 1996. Yale E. Key averaged a 90% equipment utilization for the current quarter compared to 81% for the comparable quarter of last year. In addition, Yale E. Key continues the diversification of oilfield services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations.

Oil and Natural Gas Exploration and Production

Oil and natural gas exploration and production operations are performed by Odessa Exploration Inc. Revenues from oil and gas activities increased $321,000 or 46% from $695,000 during the quarter ended March 31, 1995 to $1,016,000 for the current quarter. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during the 1996 quarter as well as higher oil and natural gas prices for the quarter.

Of the total $1,016,000 of revenues for the quarter ended March 31, 1996, approximately $820,000 was from the sale of oil and gas - 21,826 barrels of oil at an average price of $20.28 per barrel and 232,049 MCF of natural gas at an average price of $1.63 per MCF. The remaining $196,000 of revenues represented primarily administrative fee income and other miscellaneous income.

Oil and Natural Gas Well Drilling

Oil and natural gas well drilling operations are performed by
Clint Hurt Drilling which was acquired in March 1995.
Comparable numbers for the prior years quarter are, therefore,
not available.   Revenues for the quarter ended March 31, 1996
were $1,370,000.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for Key increased $504,000 or 79% from $642,000 to $1,146,000 during the three months ended March 31, 1996 as compared with the prior period. The increase is primarily due to oilfield service depreciation expense, which is the result of increased capital expenditures for the current quarter versus the prior quarter ended March 31, 1995, and the addition of Clint Hurt Drilling and WellTech (see Note 2). In addition, depletion expense generated by OEI increased for the current quarter due to the increase in the production of oil and natural gas.

Interest Expense

Interest expense for Key increased $201,000 or 54% from $370,000 during the three months ended March 31, 1995 to $571,000 for the current quarter. The increase is primarily the result of the Clint Hurt and WellTech acquisitions (see Note 2) and the addition of certain oil and gas properties purchased by OEI.

General and Administrative Expenses

General and administrative expenses include those of Key as well as Yale E. Key, WellTech, OEI and Clint Hurt Drilling. These expenses increased $45,000 or 32% from $1,174,000 for the quarter ending March 31, 1995 to $1,219,000 for the current quarter. The increase can be primarily attributed to the acquisition and subsequent inclusion of Clint Hurt Drilling's and WellTech's general and administrative expenses.

Income Tax Expense

Income tax expense for Key for the three months ended March 31, 1996 and 1995 was $399,000 and $266,000 respectively.

Minority Interest

The minority interest of $18,000 is that portion of net income from Servicios WellTech attributable to the minority shareholders (37%) for the period of acquisition until March 31, 1996 (see Note 2).

Net Income

Net income before minority interest and income taxes was $1,244,000 for the three months ended March 31, 1996, which was an increase of $347,000 or 39% over the comparable quarter ending March 31, 1995 amount of $897,000. The increase in net income before minority interest and income taxes was primarily due to the addition of Clint Hurt Drilling and WellTech (see
Note 2), increased oil and gas revenues and higher oilfield service equipment utilization. Net income for the three months ended March 31, 1996 was $827,000, which was a $196,000 or 31%
increase from $631,000 for the three months ended March 31, 1995.

Cash Flow

Net cash provided by operations increased $1,402,000 from $870,000 during the three months ended March 31, 1995 to $2,272,000 in net cash provided by operations for the current quarter. The increase is attributable primarily to lower increase in other assets and accrued expenses and higher net income and depreciation expense over the same period last year.

Net cash used in investing activities increased $871,000 from $479,000 for the three months ended March 31, 1995 to $1,350,000 for the current quarter. The increase is primarily the result of increased expenditures for oil and gas properties and oilwell service operations. In addition, net cash used in investing activities for the current quarter included $90,000 used in the oil and gas well drilling operations.

Net cash provided by financing activities was $1,426,000 for the three months ended March 31, 1996 as compared to $538,000 in net cash used by financing activities for the comparable quarter. The increase is primarily the result of net cash received from the WellTech purchase (see Note 2) during the current quarter and a decrease in proceeds from long-term debt during the current quarter. Such proceeds were primarily used for the oil and natural gas drilling program conducted by OEI.

Cash increased $2,348,000 for the three months ended March 31, 1996, as compared to a net decrease in cash of $147,000 for the three months ended March 31, 1995.

NINE MONTHS ENDED MARCH 31, 1996 VERSUS NINE MONTHS ENDED MARCH 31, 1995

Results of Operations

The Company or Key

Revenues of Key for the nine months ended March 31, 1996 increased $6,083,000 or 18% to $39,094,000 from $33,011,000 for the comparable fiscal 1995 period, while net income increased $679,000 or 41% to $2,321,000 from $1,642,000 for the comparable fiscal 1995 nine month total of $1,642,000. The increase in revenues was primarily due to the addition of Clint Hurt Drilling on April 1, 1995, whose operations were not included in the prior year results, the increase in oil and gas revenues and the acquisition of WellTech (see Note 2). The improvement in net income is partially attributable to the inclusion of Clint Hurt Drilling, but is also a result of an increase in oil and gas revenues, the addition of WellTech (see Note 2) and a decrease in total consolidated Key costs and expenses as a percent of total revenues.

Oilfield Services

Oilfield services are performed by Yale E. Key and WellTech. Oilfield service revenue declined $4,000 from $31,068,000 for the prior nine month period ending March 31, 1995 to $31,064,000 for the current nine month period ending March 31, 1996. The decline is primarily attributable to curtailed equipment utilization as the result of adverse weather conditions and a slight decline in demand during the first and second quarters of the Company's fiscal year. This decline in oilfield service revenues is largely offset by an increase in oilfield service revenues during the current quarter ended March 31, 1996. Yale
E. Key averaged an 86% equipment utilization for the nine months; and due to lower expenses, the continued diversification of services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations, the gross margin increased from 21% to 24% of revenues for the nine months ended March 31, 1996.

Oil and Natural Gas Exploration and Production

Oil and natural gas exploration and production are performed by Odessa Exploration, Inc. Revenues from oil and gas activities increased $971,000 or 55% from $1,772,000 in the 1995 period to $2,743,000 for the current nine month period despite relatively constant crude oil and lower natural gas prices during the first and second quarters of the fiscal year. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during the 1996 period.

Of the total $2,743,000 of revenues for the nine months ended March 31, 1996, approximately $2,313,000 was from the sale of oil and gas - 66,177 barrels of oil at an average price of $17.54 per barrel and 711,198 MCF of natural gas at an average price of $1.62 per MCF. The remaining $430,000 of revenues represented primarily administrative fee income and other miscellaneous income.

Oil and Natural Gas Well Drilling

Oil and natural gas well drilling operations are performed by Clint Hurt Drilling which was acquired in March 1995. Comparable numbers for the prior nine month period ending March 31, 1995 are, therefore, not available. Revenues for the nine months ended March 31, 1996 were $5,029,000.

Depreciation, Depletion and Amortization

Depreciation, depletion and amortization expense for Key increased $1,053,000 or 56% from $1,887,000 to $2,940,000 during the nine months ended March 31, 1996 as compared with the prior fiscal 1995 nine month period. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the addition of WellTech and Clint Hurt Drilling (see Note 2). In addition, depletion expense generated by OEI increased for the period due to the increase in the production of oil and natural gas.

Interest Expense

Interest expense for Key increased $451,000 or 45% from $997,000 during the nine months ended March 31, 1995 to $1,448,000 for the current period. The increase is primarily the result of acquisitions and the addition of certain oil and gas properties by OEI.

General and Administrative Expenses

General and administrative expenses include those of Key as well as Yale E. Key, WellTech, OEI and Clint Hurt Drilling. These expenses increased $613,000 or 20% to $3,609,000 during the nine months ended March 31, 1996 as compared to $2,996,000 for the nine months ended March 31, 1995. The increase can be primarily attributed to the acquisition and subsequent inclusion of Clint Hurt Drilling's general and administrative expenses as well as the acquisition of WellTech (see Note 2).

Income Tax Expense

Income tax expense for Key for the nine months ended March 31, 1996 and 1995 was $1,129,000 and $742,000 respectively.

Minority Interest

The minority interest of $18,000 is that portion of net income from Servicios WellTech attributable to the minority shareholders (37%) for the period of acquisition until March 31, 1996 (see Note 2).

Net Income

Net income before minority interest and income taxes was $3,468,000 for the nine months ended March 31, 1996, which was an increase of $1,084,000 or 45% over the comparable period of $2,384,000. The increase in net income before minority interest and income taxes was primarily due to the addition of Clint Hurt Drilling and other oilwell service acquisitions (see Note 2), increased oilfield service equipment utilization during the third quarter of fiscal 1996 and increased oil and gas revenues.
 Net income for the nine months ended March 31, 1996 was $2,321,000, which was a $679,000 or 41% increase from $1,642,000 for the nine months ended March 31, 1995.

Cash Flow

Net cash provided by operations increased $4,327,000 from $991,000 during the nine months ended March 31, 1995 to $5,318,000 for the current period. The increase is attributable primarily to lower decrease in accounts payable and accrued expenses and higher net income and depreciation expense over the same period last year.

Net cash used in investing activities increased $1,998,000 from $3,596,000 for the nine months ended March 31, 1995 to $5,594,000 for the current period. The increase is primarily the result of increased expenditures for oil and gas properties. In addition, net cash used in investing activities for the current period included $450,000 used in the oil and gas well drilling operations.

Net cash provided by financing activities was $2,304,000, a $52,000 increase, for the nine months ended March 31, 1996 as compared to $2,252,000 for the comparable period. The increase is primarily the result of cash received from the purchase of WellTech during the current period, which is partially offset by a decrease in proceeds from long-term debt during the current quarter. Such proceeds were primarily used for the oil and natural gas drilling program conducted by OEI.

Cash increased $2,028,000 for the nine months ended March 31, 1996, as compared to a net decrease in cash of $353,000 for the nine months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, Key had $3,303,000 in cash and restricted cash as compared to $1,275,000 in cash and restricted cash at June 30, 1995.

Yale E. Key has projected $3.0 million for oilwell service capital expenditures over the 1996 fiscal year as compared to $2.8 million for the fiscal year ended June 30, 1995. Capital expenditures are expected to be primarily capitalized improvement costs (totaling over $5,000) to existing equipment
and machinery.   Financing of capital expenditures is expected
to come from the operating cash flows of Yale E. Key. Capital expenditures were $2,605,000 for the nine months ended March 31, 1996.

OEI has forecasted approximately $3 million in oil and gas property acquisitions for fiscal 1996 as compared to $2.8 million during fiscal 1995 (which does not include the acquisition described in Note 2). Financing of oil and gas acquisitions is expected to come from borrowings. Oil and gas acquisitions were $2,532,000 for the nine months ended March 31, 1996. Financing of oil and gas acquisitions is expected to be obtained from bank financing and/or private investors.

Bank Financing

In January 1996, prior to the completed merger described in Note
2, Key, Yale E. Key, Clint Hurt and Old WellTech entered into new separate credit facilities with The C.I.T. Group/Credit Finance, Inc. ("C.I.T.) totaling approximately $35 million (the combined maximum credit limit). As a result of the new separate credit facilities, the interest rate for Yale E. Key was lowered from two and one-half to one and one-quarter percent over the stated prime rate (8.25% at March 31, 1996). In addition, the interest rate for the Old WellTech debt was lowered from an aggregate of three and one-half percent to one and one-quarter percent over the stated prime rate (8.25% at March 31, 1996).
Each of the C.I.T. term notes require principal and interest payments, due the first day of each month beginning February 1, 1996, plus a final payment of the unpaid balance of the note due December 31, 1998. The expiration of each of the lines of credit are December 31,1998. The proceeds of the initial borrowings were used to repay substantially all of the debt of Key (other than that of OEI) and Old WellTech. Key believes that such a facility will provide sufficient funds to finance its operating and capital expenditure needs for the foreseeable future. The indebtedness, which is currently being modified to reflect the Welltech merger, will be the obligation of Key and Key's subsidiaries, Yale E. Key, Clint Hurt and WellTech. At
March 31, 1996, the Company (on a combined basis) had approximately $2 million in term and credit-line availability.

Acquisitions

WellTech, Inc.

In March 1996, Key acquired, through a merger, Old WellTech.
Key was the surviving entity in the merger.  Net consideration for the merger was 3,500,000 shares of Key Common Stock and
warrants to purchase 500,000 additional shares. In the merger, Old WellTech stockholders received an aggregate of 4,929,962 shares of Key
Common Stock and warrants to purchase 750,000 shares of Key
Common Stock at $6.75 per share.   As part of the merger,
1,429,962 of the 1,635,000 shares of Key Common Stock owned by Old WellTech and previously issued warrants to purchase 250,000 shares of Key Common Stock at $5.00 per share were cancelled.
WellTech's principal line of business is oil and gas well servicing and it operates in the Mid-Continent and Northeast areas of the United States and in Argentina. Until November
1995, Old WellTech also conducted certain operations in Russia.
On March 26, 1996, Key shareholders approved the merger. The acquisition was accounted for using the purchase method.

Odessa Exploration Properties

In April of 1996, the Company announced that OEI had agreed to purchase approximately $7.1 million of oil and gas producing properties from two unrelated companies. The properties to be acquired include production in 264 gross (79 net) wells with daily average net production of 240 barrels of oil and 1.5 mmcf of natural gas. The reserves are approximately equally divided between oil and natural gas. Financing for the acquisition is expected to come from bank financing. The acquisition will be accounted for using the purchase method.

Clint Hurt Drilling

On March 30, 1995, Key and Clint Hurt Associates, Inc. ("CHA") entered into an Asset Purchase Agreement pursuant to which CHA sold to Key all of its assets in West Texas. Such assets mainly consisted of four oil and gas drilling rigs and related equipment. As consideration for the acquisition, Key paid CHA $1,725,000, of which $1,000,000 was paid in cash and the balance in the form of a $725,000 note payable to CHA (the note was paid in full in July 1995). Mr. Clint Hurt entered into consulting and noncompetition agreements with Key in consideration for which Key issued 5,000 shares of Key Common Stock. The acquisition was accounted for using the purchase method and the results of operations of Clint Hurt Drilling have been included in those of Key since April 1, 1995.

Impact of SFAS 121

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of SFAS 121 will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. Key estimates that the implementation of SFAS 121 will not have a material effect on Key's financial position. Key will adopt SFAS 121 for the fiscal year beginning July 1, 1996.

Impact of Inflation on Operations

Although in a complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on Key's operations, management is of the opinion that inflation has not had a significant impact on it business.

Cautionary Statement for Purposes of The "Safe Harbor"
Provisions of the Private Securities Litigation Reform Act of
1995.

Key desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of
1995.   Key's Report on Form 10-Q contains statements which may
be considered "forward-looking statements" including statements concerning projections, plans, objectives, future events or performance and underlying assumptions and other statements
which are other than statements of historical fact.   Key wishes
to caution readers that the following important factors, among others, may have affected and could in the future affect Key's actual results and could cause Key's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by or on behalf of Key:

  Occurrences affecting the need for, timing and extent of Key's capital expenditures or affecting Key's ability to obtain funds from operations, borrowings or investments to finance needed capital expenditures;

 	Key's ability successfully to identify and finance oil and gas property acquisitions and its ability successfully to operate existing and any subsequently acquired properties;

 	The availability of adequate funds under Key's credit facility
  to fund operations for the foreseeable	future, or if such funds
  are inadequate, the ability of Key to obtain new or additional financing or to generate adequate funds from operations;

	 Key is highly leveraged due to the substantial indebtedness Key
  has incurred and Welltech, prior to	its merger into Key, had
  incurred;

 	Key's ability to enter into and retain profitable oilfield servicing and drilling contracts with customers which make timely payments for such services;

 	The demand for oilfield services, drilling services and for oil and gas, and the supply of and demand for drilling and servicing rigs, all of which are subject to fluctuations which could adversely affect Key's operations;

 	Key's ability to integrate the management of and operations of
  WellTech into the ongoing	management and operations of Key;

 	The existence on many competitors in all of Key's operations,
  many of which have financial and other 	resources greatly in
  excess of those available to Key;

 	The amount and rate of growth in Key's general and
  administrative expense, including, but not	limited to, the
  costs of integrating WellTech's operations into Key.;

 	The effect of regulations and changes in regulations, including
  environmental regulations with which 		Key must comply, the cost
  of such compliance and the potentially material adverse effects
  if Key	were not in substantial compliance either currently or
  in the future;

 	Key's relationship with its employees and the potential adverse effect if labor disputes or grievances were to occur;

 	Uncertainties related to operations and investments outside the United States;

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

			 None.

		Item 2. Changes in Securities

 		 None.

		Item 3. Defaults Upon Senior Securities.

 		 None.

		Item 4. Submission of Matters to a Vote of Security Holders.

			On March 26, 1996, a meeting of the holders of Common Stock,
   par value $.10 per	share, was held to approve the purchase
   of WellTech, Inc. and other related matters.		Only holders of
   record as of the close of business on March 16, 1996 were
   entitled to notice of and to vote at the meeting and at any
   adjournment thereof.  On the Record	Date, the outstanding
   number of shares entitled to vote consisted of  6,914,513
			shares of Common Stock.  The results of the voting were as
   follows:
 			                    		For	         		Against    		Abstain

Proposal 1
(WellTech Merger)  				4,923,496 (71%)    4,752  *      5,399  *
Proposal 2
(Charter Amendment)    4,746,427 (69%)	 180,751 (3%)    6,469  *
Proposal 3
(Board of Directors)** 4,759,353 (69%)  174,294 (3%)      --
Proposal 4
(1995 Stock
Option Plan)           4,752,583 (69%)  175,010 (3%)     6,054 *
Proposal 5
(Outside Directors
Stock Option Plan)     4,884,489 (71%)   36,257 (1%)    12,901 *

*   Less than 1%
**  All Directors received the identical votes.

 		Item 6.  Exhibits and Reports on Form 8-K.

			(a) The following exhibits are filed as a part of the Form
       10-Q:

          			Exhibit
		           Number                      			Item

			*  1.1		Amendment to Merger Agreement dated as of March 21,
           1996

			*  3.1		Amended and Restated Articles of Incorporation of Key

		    3.2 	Amended and Restated By-Laws of Key.  Incorporated
           by reference to	Amendment No. 2 to Key's Form S-4
           Registration Statement (No.333-369).

			*  4.1		Common Stock Purchase Warrant to purchase Shares of
           Key	Common Stock issued in connection with the merger of
           WellTech, Inc. ("WellTech") into Key and supplemental
           information required by	Item 601(a)(4) of Regulation S-K.

		    4.2 	Common Stock Purchase Warrant to purchase 75,000
           shares of Key	Common Stock issued to CIT Group/Credit
           Finance, Inc. ("CIT")  In	corporated by reference to
           Amendment No. 2 to Key's Form S-4	Registration Statement
           (No. 333-369).

 		*  4.3		Form of Registration Rights Agreement between Key
           and Certain	Holders of Key Common Stock.

      4.4		Registration Rights Agreement dated as of January
           19, 1996 between	Key and CIT.  Incorporated by reference
           to Amendment No. 2 to	Key's Form S-4 Registration
           Statement (No. 333-369).

		   10.1 	Second Amended and Restated Loan Agreement and
           Security	Agreement between Key, Yale E. Key, Inc., Key
           Energy Drilling,	Inc. d/b/a Clint Hurt Drilling ("Clint
           Hurt") and CIT.  Incorporated by	reference to Amendment No.2
           to Key's Form S-4 Registration Statement (No. 333-369).

	    10.2 	Cross-Guaranty and Cross-Collateralization Agreement between Key,
      					Yale E. Key, Inc., Clint Hurt, Welltech and CIT.  Incorporated
           by	reference to Amendment No. 2 to Key's Form S-4
           Registration Statement (No. 333-369).

	    10.3 	Key 1995 Stock Option Plan.  Incorporated by reference to
     						Amendment No. 2 to Key's Form S-4 Registration
           Statement (No.333-369).

			  10.4  Key Outside Directors Stock Option Plan. Incorporated by
           reference	to Amendment No. 2 to Key's Form S-4
           Registration Statement (No.333-369).

 *  11   		Statement - Computation of per share earnings

	*  27(a) 	Statement - Financial Data Schedule

	* Filed   herewith as part of the Condensed Consolidated
           Financial Statements.

   			(b)  Key filed a report on Form 8-K during the quarter ended
           March 31, 1996 which was dated March 26, 1996 relating to the consummation of the merger of WellTech with Key.  The
           Form 8-K incorporated by reference the financial statements of WellTech included in Key's Form S-4 Registration Statement
           (No.333-369) as well as the pro-forma financial information included therein.



                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   KEY ENERGY GROUP, INC.
  			                             (Registrant)

                               				By /s/ Francis D. John_________
  						                           President, Chief Executive Officer
 Dated: May 3, 1996            				and Chief Financial Officer



                               				By /s/ Danny R. Evatt_________
 Dated: May 3, 1996	 				          Vice President and Chief Accounting
                      							     	Officer