Form 10-K
period 1996-06-30
KEY ENERGY GROUP INC
filed 1996-09-27
CIK 318996

UNITED STATES
                  SECURITIES  AND  EXCHANGE  COMMISSION

                         Washington, D. C.  20549

                                FORM  10-K

     (Mark One)
        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          			SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended      June 30, 1996

                                  or

       [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE	SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to

                     Commission file number   1-8038

                          KEY ENERGY GROUP, INC.

           (Exact name of registrant as specified in its charter)

                    Maryland                                 04-2648081
    						(State or other jurisdiction of                 (I.R.S. Employer
        			incorporation or organization)                Identification No.)

       Two Tower Center, Tenth Floor, East Brunswick, NJ      08816
           (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code:  (908)247-4822

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

	    		Title of Each Class	       	Name of Each Exchange on Which Registered
 	 Common Stock, $.10 par value  	        	American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of August 1, 1996 was approximately $86,562,327.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes   X    No

Common Shares outstanding at August 1, 1996: 10,413,513

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the Proxy
Statement with respect to the Annual Meeting of Shareholders are incorporated by reference in Part III of this report.





              Key Energy Group, Inc. and Subsidiaries

                               INDEX
           PART I.

	 Item 1.  Business.							                          	        	 3

 	Item 2.	 Properties.			                                 						8

  Item 3.  Legal Proceedings.                          								11

		Item 4.  Submission of Matters to a Vote of  Security
           Holders.	                                         		11

           PART  II.

  Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters. 			            				11

  Item 6.  Selected Financial Data.                     							12

  Item 7.  Management's Discussion and Analysis of
           Financial Condition and Results of Operation. 						13

  Item 8.  Financial Statements and Supplementary Data.   		 		20

  Item 9.  Changes in and Disagreements With Accountants
           on Accounting and Financial Disclosure.	            46

	          PART  III.

  Item 10. Directors and Executive Officers of the Registrant. 46

  Item 11. Executive Compensation.                      							46

  Item 12. Security Ownership of Certain Beneficial
           Owners and Management.                             	46

  Item 13. Certain Relationships and Related Transactions.	 			46

	          PART IV.

		Item 14. Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                       		47

                    Key Energy Group, Inc. and Subsidiaries

PART I. ITEM 1.  BUSINESS.

The Company

Key Energy Group, Inc. (the "Company" or "Key") operates 332 well service and workover rigs, which is the third largest fleet of well service and workover rigs in the United States. The Company operates in Texas, Oklahoma, Michigan, the Appalachian Basin and Argentina and is a leader in each of its domestic markets. The Company provides maintenance and workover rigs to service producing oil and gas wells. Although the range and extent of services provided varies from region to region, as part of its well service business, the Company generally provides a full range of maintenance and workover rig services. These services include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include hot oiling, oil field liquid transportation, fishing tools and services, storage and disposal services, vacuum truck services, frac tank rental and salt water injection. The Company also is engaged in the production of oil and natural gas and contract drilling in the Permian Basin of West Texas.

The Company conducts operations through four wholly-owned subsidiaries: Yale E. Key, Inc. ("Yale E. Key"); WellTech Eastern, Inc. ("WellTech Eastern"); Odessa Exploration Incorporated ("Odessa Exploration"); and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt"). In addition, Key operates in Argentina through its 63% ownership in Servicios WellTech, S.A. ("Servicios"). WellTech Eastern operates through two divisions; WellTech Mid-Continent Division and WellTech Eastern Division. Yale E. Key, WellTech Eastern and Servicios provide oil and gas well services. Odessa Exploration is engaged in the production of oil and gas and Clint Hurt provides contract oil and gas well drilling services.

In March 1996, the Company completed the merger of WellTech, Inc. ("WellTech Eastern"). WellTech Eastern was an established oil well services company providing a broad range of workover and production services for oil and gas wells. As a result of the WellTech merger, the Company's fleet of workover rigs more than doubled in number. In April 1996, Odessa Exploration acquired approximately $6.9 million of oil and gas producing properties from an unrelated third party.

Subsequent Event

In July 1996, the Company completed the offering of $52,000,000 7% convertible subordinated debentures due 2003 (the "Offering"). The Offering was a private offering pursuant to Rule 144A under the Securities Act. Net proceeds from the Offering were used to substantially repay existing long-term debt (approximately $35.2 million). The remaining proceeds, together with proceeds of borrowings under existing credit arrangements, are intended to fund the expansion of the Company's services through acquisitions of businesses and assets and for working capital and general corporate purposes. See
Note 5 to the Financial Statements for a more detailed description of the Offering.

Oil Field Services

The Company provides a full range of workover rig services, oil field liquid services and other production services necessary to maintain and workover producing oil and gas wells through its wholly-owned subsidiaries, Yale E. Key and WellTech Eastern. These services include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services provided include oil field liquid transportation, storage and disposal services, vacuum truck services, frac tank rental and salt water injection. The Company has more than 750 customers which are either major oil and gas companies or independent producers seeking to optimize performance of oil and gas wells. Although the mix of oil and gas wells serviced varies by particular markets, approximately two-thirds of the Company's overall business is attributable to oil wells. Of the Company's 332 well service and workover rigs, 135 operate in West Texas, 111 in Oklahoma and East Texas, 76 in Michigan and the Appalachian Basin, and ten in Argentina.

		Workover Rig Services.   The Company operates a fleet of 332
well service and workover rigs providing maintenance, workover, completion and plugging and abandonment services.

		Maintenance Services. Maintenance services are required on producing oil and gas wells to ensure efficient and continuous operation. These services consist of routine mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods or defective downhole pumps in an oil well, or replacing defective tubing in an oil or gas well.
The Company provides the workover rigs, equipment and crews for these maintenance services. Many of these workover rigs also have pumps and tanks that can be used for circulating fluids into and out of the well. Maintenance jobs are often performed on a series of wells in proximity to each other and typically take less than 48 hours per well.

Maintenance services are generally required throughout the life of a well. The need for these services does not depend on the level of drilling activity and is generally independent of short-term fluctuations in oil and gas prices. Accordingly, maintenance services are generally the most stable type of well service rig activity. The general level of maintenance, however, is affected by changes in the total number of producing oil and gas wells in the Company's geographic service areas.

		Workover Services. In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications, called "workovers." Workover services include extensions of existing wells to drain new formations either through deepening well bores or through drilling or horizontal laterals. In less extensive workovers, the Company's rigs are used to drill out plugs and packers in existing well bores to access previously bypassed productive zones. The Company's workover rigs are also used to convert producing wells to injection wells during enhanced recovery operations. Workover services include major subsurface repairs such as casing repair or replacement, recovery of tubing and removal of foreign objects in the well bore. These extensive workover operations are normally performed by a workover rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers depending upon the particular type of workover operation. Most of the Company's workover rigs are designed and equipped to perform complex workover operations. A workover may last from a few days to several weeks.

The demand for workover services is more sensitive to expectations relating to and changes in oil and gas prices than the demand for maintenance services, but not as sensitive as the demand for completion services. When oil and gas prices are low, there is little incentive to perform workovers on wells to increase production and well operators tend to defer workover services. As oil and gas prices increase, the level of workover activity tends to increase as operators seek to increase production by enhancing the efficiency of their wells.

		Completion Services. Completion services prepare a newly drilled well for production. The completion process may involve selectively perforating the well casing to access producing
zones, stimulating and testing these zones and installing
downhole equipment.  The Company provides a workover rig to
assist in this
completion process.  Newly drilled wells are frequently
completed by a well service rig so that an operator can minimize
the use of a higher cost drilling rig.   The completion process
typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment which the Company provides for an additional fee.

The demand for well completion services is directly related to drilling activity levels, which are highly sensitive to expectations relating to and changes in oil and gas prices. During periods of weak drilling demand, drilling contractors frequently price well completion work competitively compared to a workover rig so that the drilling rig stays on the job. Thus, excess drilling capacity will serve to reduce the amount of completion work available to the well servicing industry.

		Plugging and Abandonment Services. Workover rigs are also used in the plugging and abandonment of oil and gas wells no longer capable of producing in economic quantities. The demand for oil and gas does not significantly affect the demand for well plugging services.

		Liquid Services. The Company provides vacuum truck services, frac tank rentals and salt water injection services which together provide an integrated mix of liquid services to well site customers.

		Other Production Services. The Company provides production services, which include hot oiler unit services, pipeline installation and testing services in Oklahoma, Michigan and the Appalachian Basin, slick-line wire-line services in Michigan and fishing and rental tool services.

Production

The Company is engaged in the production of oil and natural gas in the Permian Basin area of West Texas through its wholly-owned subsidiary, Odessa Exploration. Odessa Exploration acquires and manages interests in producing oil and gas properties for its own account and for drilling partnerships it sponsors. Odessa Exploration acquires producing oil and gas wells and related properties from major and independent producers and, subsequently, either reworks the acquired wells to increase production or forms drilling ventures for additional development wells. Odessa Exploration operates oil and gas wells on behalf of over 150 working interest owners as well as for its own account.

Contract Drilling Services

The Company, through its wholly-owned subsidiary, Clint Hurt, provides contract drilling services for major and independent oil companies, primarily in West Texas. Clint Hurt owns and operates six drilling rigs for this purpose. The Company entered the land drilling business in March 1995 with the acquisition of four drilling rigs from an independent third party and, as the result of the WellTech merger, acquired two additional land drilling rigs. The rigs are capable of drilling up to 10,000 feet.

Foreign Operations

The Company provides oil field services in Argentina through its ownership of 63% of the stock of Servicios. Currently, Servicios owns and operates ten well servicing rigs in Argentina. In addition, Servicios operates trucks to transport its oil field equipment and, subject to availability, rents the trucks to other operators to move their oil field equipment. Servicios' principal customer is Yacimientos Petroliferos Fiscales, the Argentine national oil company.

COMPETITION AND OTHER EXTERNAL FACTORS

The workover rig and production service industry is highly fragmented and includes a large number of small companies that are capable of competing effectively on a local basis and two larger companies which possess greater financial and other resources than those of the Company. In addition to those two larger companies, both of which provide workover rig services and liquids handling services in all or part of the Company's domestic well servicing markets, the Company has numerous regional competitors for each of the services which it provides.
 The Company believes that it is competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those regions in which it operates.

Excess capacity in the well servicing industry has resulted in severe price competition throughout much of the past decade. Management expects competitive pricing pressures to continue in the foreseeable future. In the well servicing market, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. In recent years, many of the Company's larger customers have placed emphasis not only on pricing, but also on safety records and quality management systems. The Company believes that such factors will be of increased importance in the future. The Company has directed substantial resources toward employee safety and training programs, as well as its employee review process. While the Company's efforts in these areas are not unique, many competitors, particularly small contractors, have not undertaken similar training programs for their employees. Management believes that the Company's safety record and reputation for quality equipment and service are among the best in the industry.

The Company acquires oil and gas properties from independent and major oil companies and competes with other independent and integrated oil companies for the acquisition of these properties. The Company also competes with other local oil and gas drilling contractors, as well as national oil and gas drilling companies. As with oil field services, the need for drilling oil and gas wells fluctuates, in part, based on the price of, and demand for, oil and natural gas.

The Company serves over 750 customers in West Texas, East Texas, Oklahoma, Michigan, the Appalachian Basin and Argentina with its two largest customers providing 20% and 11%, of total Company revenue during fiscal 1996. The need for oilfield services fluctuates, in part, in relation to the demand for oil and natural gas. As demand for those commodities increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the producing efficiency of their wells in a higher priced environment.

EMPLOYEES

As of June 30, 1996, the Company employed 2,030 persons (1,925 in well service operations, 12 in oil and gas production, 85 in contract drilling operations and 8 in corporate). None of the Company's employees are represented by a labor union or collective bargaining agent. The Company has experienced no work stoppages associated with labor disputes or grievances and considers its relations with its employees to be satisfactory.

REGULATIONS

The oilfield service operations and the oil and gas production and drilling activities of the Company are subject to various local, state and federal laws and regulations intended to protect the environment. The Company's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to the Company's operations include those with respect to containment, disposal and controlling the discharge of any hazardous oil field waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company which were in compliance with all applicable laws at the times such acts were performed. Management of the Company believes that it is in substantial compliance with all material federal, state and local regulations as they relate to the environment. Although the Company has incurred certain costs in complying with environmental laws and regulations, such amounts have not been material to the Company's financial condition during the three past fiscal years.

Management believes that the Company is in substantial compliance with all known material local, state and federal safety guidelines and regulations. In order to comply with such safety guidelines and regulations and increase employee awareness of on-the-job safety, the Company employs eight safety officers. The Company also has a safety training and education center which is used by it for continued safety training and awareness.

EXECUTIVE OFFICERS

Listed below are the names, ages and positions of the Company's executive officers. Each officer of the Company holds office until the first meeting of the Board of Directors following the annual meeting of stockholders and until his successor shall have been duly elected and qualified, or until he shall have resigned or been removed as provided by the By-Laws. No family relationship exists between any of the listed executive officers or between any such executive officer and any Director of the Company.

        Name                      Age	             Positions

   Francis D. John                42     Chairman of the Company since August
                                         1996, President and Chief Executive
                                         Officer since September 1989 and
                                         President	and Chief Financial
                                         Officer of the Company since
                                         June 1988; Director of the Company
                                         since 1988.

   Kenneth V. Huseman             43     Executive Vice President and Chief
                                         Operating Officer of well service
                                         operations since August 1996, Vice
                                         President of WellTech Eastern and
                                         Chief	Executive Officer of its
                                     		 	Mid-Continent Division since March
                                         1996.  Mid-Continent Regional
                                         President of WellTech from	August
                                         1994 to March	1996.  Vice President
                                         and Mid-Continent Regional Manager
                                         of WellTech from April 1993 to
                                         August 1994.

   Danny R. Evatt                 37     Vice President, Chief Accounting
                                         Officer and Treasurer of the Company
                                         since July 1990; Treasurer,
                                         Secretary and Chief Financial
                                         Officer of Yale E. Key from 1984 to
                                         1996.

  C. Ron Laidley                  50     Vice-President of the Company since
                                         June 1996; President and Chief
                                         Executive Officer of Yale E. Key
                                         since April 1995. Vice President of
                                         Yale E. Key from 1982 until April
                                         1995.

  Kenneth C. Hill                 52     Vice President of the Company since
                                         March 1996; Vice President of
                                         WellTech Eastern and Chief
                                         Executive Officer of its Welltech
                                         Eastern Division since March 1996.
                                         Northeast Regional President of
                                         WellTech from August 1994 to March
                                         1996, and Vice President and
                                         Northeast Regional Manager of
                                         WellTech from April 1990 to
 	                                       August 1994.

  D. Kirk Edwards                 36 		  Executive Vice President of the
                                         Company since March 1996, Vice
                                         President of the Company from July
                                         1993 until March 1996, President and
                                         Chief Executive Officer of Odessa
                                         Exploration since July 1993. Owner
                                         and President of Odessa Exploration
                                         Inc. from 1987 until 1993.

ITEM 2.  PROPERTIES.

The Company's corporate offices are located in East Brunswick, New Jersey where the Company leases office space from an independent third party.

Oil Field Services

The following table sets forth the type, number and location of the major equipment owned and operated by the Company's oil field service subsidiaries as of June 30, 1996:

                                                    													Slick-line
     	         				Well Service/		Hot Oil 		Vacuum	            			Wire-line
Company 		       		Workover Rigs		Trucks  		Trucks	 Frac Tanks   		 Units

Domestic:

	Yale E. Key
 (West Texas)         		135       		21       		6       		65       		   -

	Mid-Continent Division
 of WellTech Eastern
 (Texas and Oklahoma) 		111        		2        	9        		-	          	-

 Eastern Division of
 WellTech Eastern
 (Michigan and
  Appalachian Basin)  			76        	11       	12       		16          		4

International:

 Servicios (Argentina)	 	10        		-       		-        		-           	-
                   					___	      	___     		___      		___        		___

    TOTAL           				332       		34      		27       		81          		4
                   					===      		===     		===      		===        		===

Yale E. Key owns ten and leases six office and yard locations. The Mid-Continent Division of WellTech Eastern owns seven and leases five office and yard locations. The Eastern Division of Welltech Eastern owns two and leases six office and yard locations. In Argentina, Servicios owns one and leases one office and yard locations.

All operating facilities are metal or brick one story office and/or shop buildings. All buildings are occupied and considered in satisfactory condition.

All of the Company's owned oil field service operation's properties are encumbered by security interests in favor of The
CIT Group/Credit Finance, Inc. the Company's senior lender
("CIT").

Production

Odessa Exploration's properties consist primarily of oil and gas leases. Odessa Exploration's major proved producing properties are located primarily in the Permian Basin area of West Texas.
Odessa Exploration leases office space in Odessa, Texas.

Producing Wells and Acreage

All wells owned and/or operated by Odessa Exploration are located in the continental onshore United States, primarily in
West Texas.   The following table sets forth the total gross and
net producing oil and gas wells and its total gross and net developed and undeveloped acreage as of June 30, 1996. "Gross" as it applies to wells or acreage refers to the number of wells or acres in which a working interest is owned by Odessa Exploration. "Net" as it applies to wells or acreage refers to the sum of the fractional working interests owned by Odessa Exploration in gross wells or gross acres.

               		Producing Wells        				Developed
		    	         Oil            Gas     			   Acreage        Undeveloped
State      Gross    Net   Gross     Net   Gross     Net	  	Gross      Net
          --------------  -------------  ----------------  --------------
Texas       287     206    30       10    55,240   37,277    -         -

As operator, Odessa Exploration receives fees from other working interest owners as reimbursement for the general and administrative expenses attendant to the operation of the wells.

Odessa Exploration's oil and gas properties are subject to royalty, overriding royalty and other outstanding interests that are customary in the industry. The properties are also subject to burdens such as liens incident to operating agreements, current taxes, development obligations under oil and gas leases and other encumbrances, easements and restrictions. Odessa Exploration believes that the existence of any such burdens does not materially detract from the value of its leasehold interests. In addition, certain Odessa Exploration properties are subject to liens securing debt (more fully described in Note 5 of the notes to consolidated financial statements).

Exploration and Development Activities

The following table shows gross and net wells drilled in which Odessa Exploration had a working interest during the years ended
June 30, 1996, 1995 and 1994:

                          1996            1995              1994
        	          		Gross	   Net    Gross    Net	     Gross    Net
                     ------------    ------------      ------------
		Exploratory:
   Productive          -       -       -       -         -       -
   Dry                 -       -       -       -         -       -

  Development:
   Productive        10.0    10.0     8.0     6.2       1.0     0.1
   Dry                3.0     1.0 	    -       -         - 		    -

  Total
   Productive        10.0    10.0     8.0     6.2       1.0     0.1
   Dry                3.0     1.0      -       -         -       -

During fiscal 1997, Odessa Exploration expects to participate in or drill 15 wells on its operated properties.

Oil and Gas Reserve Information

Estimates of Odessa Exploration's proved oil and gas reserves as of June 30, 1996, 1995 and 1994 were prepared by the Company and reviewed by independent petroleum reservoir engineering firms. All estimates were made in accordance with guidelines established by the Securities and Exchange Commission. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, i.e. prices and costs as of the date the estimate is made. Prices utilized reflect consideration of changes in existing prices provided by contractual arrangements if any, but not of escalations based upon future conditions.

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

The following table summarizes oil and gas reserve data with respect to Odessa Exploration's proved oil and gas reserves:

                                                  June 30,
                                    1996            1995           1994
                                 ----------      ----------    -----------
	Proved developed reserves
				Oil (bbls)		                 2,727,967        750,604    	   114,908
				Gas (mcf)		                 24,517,362     11,203,232      6,785,661

	Proved undeveloped reserves
				Oil (bbls)	                  2,457,361        931,613              -
				Gas (mcf)		                 11,224,232      2,794,828              -

Additional information concerning Odessa Exploration's estimated proved oil and gas reserves is included in Item 8, "Financial
Statements and Supplementary Data".

No major discovery or other favorable or adverse event has occurred since July 1, 1996 which is believed to have caused a significant change in the estimated proved oil and gas reserves of Odessa Exploration.

Odessa Exploration's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

Production

The following table summarizes the net oil and gas production, average sales prices, and average production (lifting) costs per equivalent barrel of oil for the years ended June 30, 1996, 1995 and 1994.

                                 1996          1995           1994
  -------------------------------------------------------------------
		Oil:
			Production (bbls)		   		    97,130	   	   40,330	       	14,383
			Average sales price
    per bbls		             	   $17.74	   	   $15.02        	$13.54

  Natural Gas:
			Production (mcf)		       1,026,577 		    770,197 	      552,791
			Average sales price
    per mcf		 	                $ 1.79  		    $ 1.54   	  	 $  2.33

	 Production Costs:
			Production (lifting) costs
   per equivalent
			barrel of oil (boe)			      $ 5.03		      $ 4.48      		$  5.38

ITEM 3.  LEGAL PROCEEDINGS AND OTHER ACTIONS.

         See Item 8, Note 4 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's common stock is traded on the American Stock
Exchange, under the symbol "KEG". As of June 30, 1996, there were 544 holders of record of 10,413,513 shares of common stock.

The following table sets forth for the periods indicated the high and low closing prices of the Company's common stock on the American Stock Exchange, as derived from published sources.

                                        	Low         		High

			Fiscal Year Ending 1996:
				First Quarter		                   $ 4 3/4        $ 5 1/2
   	Second Quarter      	               4 15/16        6 7/16
		  Third Quarter 	                     5 7/8          7 9/16
		  Fourth Quarter                      7 1/16         8 1/2

			Fiscal Year Ending 1995:
				First Quarter			                    5         		   5 1/2
   	Second Quarter                      4 3/4          5 1/2
		  Third Quarter 	                     4 1/4          4 5/8
		  Fourth Quarter                      4 3/4          5 1/2

			Fiscal Year Ending 1994:
				First Quarter                    			5 	            5 1/2
   	Second Quarter      	               4 3/4          5 1/2
		  Third Quarter 	                     4 7/8          5 5/8
		  Fourth Quarter                      4 7/8          5 1/2

There were no dividends paid on the Company's common stock during the fiscal years ended June 30, 1996, 1995 or 1994. The
Company does not intend, for the foreseeable future, to pay dividends on its common stock.

The agreements with CIT and Norwest (see Note 5 of notes to consolidated financial statements), include certain restrictive covenants, the most restrictive of which, prohibits the Company and Odessa Exploration from declaring or paying dividends on the Company's and Odessa Exploration's Common Stock in any circumstances.


                                  - 11 -
Item 6.

Selected Financial Data.

                               Five         Seven
             			Fiscal Year   Months (1)  Months
		                 Ended       Ended        Ended          Fiscal Year
		                June 30,   November 30,  June 30,       Ended June 30,
(in thousands)		    1992       1992          1993    	1994   		1995  		1996(3)
- -------------------------------------------------------------------------------
OPERATING DATA:

Revenues		      	 $21,535    	$10,433   	 	$14,256 		$34,621		$44,689		$66,478
Operating costs:
 Direct costs 		   16,299	    		7,947   		  10,863    26,585	  32,793 	 47,118
 Depreciation,
  depletion
  and amortization  1,136     			 505 	        406 	   1,371 	  2,738 	  4,701
 General and
  administrative	   2,697    		 1,117	  	    1,587	    3,540    4,352 	  6,608
 Interest    	  	   1,320    		   464 		       276	      830		  1,478    2,477

Income before
 income taxes,
 minority interest,
 reorganization
 items and
 extraordinary
 items 	  	            83      			400		      1,124     2,295	   3,328    5,575
Net income (loss)	   (596)  		  4,986 	        711     1,345    2,178	   3,586

Income (loss) per
common share:
 Primary:
  Income before
   income taxes,
   minority interest,
   reorganization items
   and extraordinary
   items		          $0.02 		   $0.02         $0.21  	  $0.44    $0.50  	 $0.70
Net income (loss)   (0.04)	     0.28          0.14 	    0.26  	  0.33   	 0.45
  Fully-diluted:
  Income before
   income taxes,
   minority interest,
   reorganization items
   and extraordinary
   items		         $0.01 	     $0.00         $0.21	 	  $0.43    $0.50  	 $0.69
Net income (loss)  (0.02)		     0.03          0.14	     0.25  	  0.33   	 0.44

Average common shares
 outstanding:
  Primary    			  14,717	 		  17,942   	     5,124 	   5,274    6,647	   7,941
  Assuming full
   dilution     	 38,339	    176,508         5,138 	   5,288    6,647 	  8,114
Common shares
 outstanding
  at period end   17,942	     17,942  		     5,124    	5,274		  6,914 	 10,414

Market price per
 common share at
 period end	     	 $0.06		     	n/a		        $3.67	 	  $4.67 	  $5.06	   $8.19

Cash dividends
 paid on
 common shares  	  $  -	     		$  -	  	      $  -    	   $ -		   $  -    $  -

BALANCE SHEET DATA:

Cash and restricted
 cash			            $208		         * 		      $623 	   $1,173   $1,275 	 $4,211
Current assets	 	  3,194		   	     *        4,922      9,167   11,290  	27,481
Property and
 equipment      		20,921           *  	    10,093	    18,935   36,336 	 95,127
Property and
 equipment, net	 	 7,417		         *        9,688     17,159   31,942   87,207
Total assets	    	12,239		         *  	    15,906     28,095   45,243 	121,722

Current
 liabilities		     5,296	  	       *	       4,113      8,38	    9,228  	24,339
Long-term debt,
 incl. current
  portion        	13,287           * 	      5,374    11,501    15,949   46,825
Stockholders'
 equity
(deficit)       	 (4,938)			       *        7,280     9,263	   20,111   41,624

OTHER DATA:
 EBITDA (2)		      2,539			        * 	      1,806     4,496 	   7,544  	12,752
 Net cash (used)
 provided by:
 Operating
  activities     		1,109	      	  	*		       (123)	   1,842     3,258  		7,121
 Investing
  activities    		(1,689)			       *       (1,284)   (5,608)		 (7,154)	(13,551)
 Financing
  actvities	        	501    		    	*	  	      (73)    4,316   		3,998 		 9,366
 Working capital	 (2,102) 	        *          809       784		   2,062    3,142
Book value per
 common share	  	 ($0.26) 		       * 	      $1.42     $1.76     $2.91	   $4.00
Ratio of earnings to
 fixed charges (4)  1.05	          *         2.91    		2.65	     2.54     2.77

* - Not applicable due to the Company's 1992 Reorganization plan.

(1) Financial Data for the five months ended November 30, 1992 and prior periods, reflect the previous capital structure of Key Energy Group, Inc. (previously "National Environmental Group, Inc.") prior to the 1992 Reorganization Plan and are not always comparable to subsequent periods.

(2) Net income before interest, income taxes, depreciation, depletion and amortization. EBITDA should not be considered as an alternative to operating or net net income, (as determined in accordance with GAAP) or as a measure of liquidity.

(3) Financial data for the year ended June 30, 1996 includes the allocated purchase price of WellTech Eastern, Inc. and the results of their operations, beginning March 26, 1996.

(4) Fixed Charges are the sum of (i) interest costs, (ii) interest component of rent expenses, and (iii) amortization of deferred financing costs (if any).

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.

Recent Developments

In March 1996, the Company completed the merger of WellTech, Inc. ("WellTech"). WellTech was an established oil well services company providing a broad range of workover and production services for oil and gas wells. As a result of the WellTech merger, the Company's fleet of workover rigs more than doubled in number. In April 1996, Odessa Exploration (a wholly-owned subsidiary of the company) acquired approximately $6.9 million of oil and gas producing properties from an unrelated third party.

Subsequent Event

In July 1996, the Company completed the offering of $52,000,000 7% convertible subordinated debentures due 2003 (the "Offering"). The Offering was a private offering pursuant to Rule 144A under the Securities Act. Net proceeds from the Offering were used substantially to repay existing long-term debt (approximately $35.2 million). The remaining proceeds, together with proceeds of borrowings under existing credit arrangements, are intended to fund the expansion of the Company's services through acquisitions of businesses and assets and for working capital and general corporate purposes. See
Note 5 to the Financial Statements for a more detailed description, (including an interest rate increase), of the Offering.

Overview

Fluctuations in well servicing activity historically have had a strong correlation with fluctuations in oil and gas prices. The Company seeks to minimize the effects of such fluctuations on its operations and financial condition through diversification of services, entry into new markets and customer alliances.

Since 1993, the Company has made a number of acquisitions, which have significantly expanded the Company's operations:

	*	In April 1996, Odessa Exploration consummated the purchase of
   $6.9 million of oil and gas	properties, and as a result,
   acquired	additional oil and gas producing properties with daily
   average	net production of 240 barrels of oil and 1.5 million
   cubic feet of natural gas.

	*	In March 1996, WellTech, a well services provider, merged
   into the Company, doubling the Company's fleet of well
   service and workover rigs and adding two oil and gas drilling
   rigs to	the Company's contract drilling operations.  WellTech
   now operates as WellTech Eastern and has	two operating
   divisions, WellTech Mid-Con and WellTech Eastern.

	*	In March 1995, the Company acquired four oil and gas drilling rigs from Clint Hurt.

	*	In August 1994, the Company acquired 58 well service and
   workover rigs and other well service	equipment in West Texas
   from WellTech.

	*	In July 1993, the Company acquired Odessa Exploration, an oil and gas production company.

In addition to the above acquisitions, the Company has acquired several smaller oilwell service related entities and expanded its ancillary equipment services.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 1996 VERSUS FISCAL YEAR ENDED JUNE 30, 1995

The following discussion provides information to assist in the understanding of Key Energy Group, Inc.'s ("Key" or "the
Company") financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Operating results for the fiscal year ended June 30, 1996 include the Company's oilfield well service operations conducted by its wholly-owned subsidiaries, Yale E. Key, Inc. ("Yale E. Key"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration, Inc. ("Odessa Exploration") and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is engaged in oil and natural gas well contract drilling and was acquired in March 1995. Also included are the operating results of WellTech Eastern for the period of March 26, 1996 (the date of the merger, See Note 2 ) to June 30, 1996.

Historically, fluctuations in oilfield well service operations and oil and gas well contract drilling activity have been closely linked to fluctuations in crude oil and natural gas prices. However, the Company, through acquisitions, customer alliances and agreements, and diversification of services, seeks to minimize the effects of such fluctuations on the Company's results of operations and financial condition.

Operating Income

The Company

Revenues of the Company for the year ended June 30, 1996 increased $21,789,000 or 49% to $66,478,000 from $44,689,000 for the year ended June 30, 1995, while net income of $3,585,000 increased $1,407,000 or 65% from the 1995 fiscal year total of $2,178,000. The increase in revenues was primarily due to the addition of Clint Hurt Drilling on April 1, 1995, whose operations were only included for one quarter in fiscal year 1995 results, increased oil and gas revenues from Odessa Exploration, increased oilwell service equipment utilization and the acquisition of WellTech operations from the date of acquisition of March 26, 1996 (see Note 2 ). The increase in fiscal year 1996 net income over fiscal year 1995 net income is partially attributable to the inclusion of Clint Hurt Drilling and the acquisition of WellTech, but is also a result of an increase in oilwell service equipment utilization and a decrease in total consolidated Company costs and expenses as a percent of total revenues.

Oilfield Services

Oilfield services are performed by Yale E. Key and WellTech Eastern. Yale E. Key conducts oilfield services primarily in West Texas, while WellTech Eastern conducts oilfield services in the Mid-Continent region of the United States (primarily in Oklahoma) through its operating division, WellTech Mid-Con, and in the Northeastern United States (primarily in Michigan, Pennsylvania and West Virginia) through its operating division; WellTech Eastern. In addition, the Company conducts oilfield services in Argentina through its 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentinean corporation.

Oilfield service revenues increased $15,828,000 or 39% from $40,105,000 for the 1995 fiscal year to $55,933,000 for the 1996 fiscal year. The increase in revenues is primarily attributable to higher equipment utilization as the result of an increase in demand for oilfield services and the acquisition of WellTech Eastern whose operating results are included for the period of March 26, 1996 (the date of the merger, see Note 2 ) to June 30, 1996. In addition, Yale E. Key diversified oilfield services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations.

Oil and Natural Gas Exploration and Production

Oil and natural gas exploration and production operations are performed by Odessa Exploration. Revenues from oil and gas activities increased $1,841,000 or 79% from $2,334,000 during the year ended June 30, 1995 to $4,175,000 for the current year.
 The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996, higher oil and natural gas prices for the current year, and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party, which almost doubled the size of Odessa Exploration.

Of the total $4,175,000 of revenues for fiscal year 1996, approximately $3,554,000 was from the sale of oil and gas - 97,130 barrels of oil at an average price of $17.74 per barrel and 1,026,577 MCF of natural gas at an average price of $1.79 per MCF. The remaining $621,000 of revenues represented primarily administrative fee income and other miscellaneous income.

Oil and Natural Gas Well Drilling

Oil and natural gas well drilling operations are performed by Clint Hurt Drilling which was acquired in March 1995.
Comparable numbers for the full prior fiscal year are, therefore, not available. In addition, two drilling rigs were acquired in the March 1996 merger with WellTech. Revenues for fiscal 1996 were $6,188,000.

Operating Expenses

Oilfield Services

Oilfield service expenses increased $10,145,000 or 33% from $30,592,000 for the fiscal 1995 to $40,737,000 for fiscal year 1996. The increase was due primarily to the acquisition of WellTech on March 26, 1996 and the increased demand for oilfield services. In addition, the Company has continued to expand its services, offering ancillary services and equipment such as oilwell fishing tools, blow-out preventers and oilwell frac tanks.

Oil and Natural Gas Exploration and Production

Expenses related to oil and gas activities increased $593,000 or 78% from $757,000 for fiscal year 1995 to $1,350,000 for fiscal year 1996. The increase in expenses was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996 and the April 1996 purchase of $6.9 million in oil and gas properties which almost doubled the size of Odessa Exploration.

Oil and Natural Gas Well Drilling

Clint Hurt Drilling was acquired in March 1995. Comparable numbers for the full prior fiscal year are, therefore, not available. Expenses for fiscal year 1996 were $5,031,000.

Interest Expense

Interest expense increased $999,000 or 68% to $2,477,000 for the fiscal year 1996 from $1,478,000 for fiscal 1995. The increase was primarily the result of acquisitions and the addition of certain oil and gas properties.

General and Administrative Expenses

General and administrative expenses increased $2,256,000, or 52%, to $6,608,000 for the fiscal year 1996 from $4,352,000 for the fiscal year 1995. The increase was primarily attributable to the Company's recent acquisitions and expanded services.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,963,000, or 72%, to $4,701,000 for the fiscal year 1996 from
$2,738,000 for the fiscal year 1995. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisition of WellTech and Clint Hurt. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas.

Income Taxes

Income tax expense of $1,888,000 for fiscal year 1996 increased from $1,150,000 in income tax expense for fiscal year 1995.
The increase in income taxes is primarily due to the increases in operating income. However, the Company does not expect to be required to remit a significant amount of the $1,888,000 in total federal income taxes for fiscal year 1996, because of the availability of net operating loss carryforwards, accelerated depreciation and drilling tax credits.

Cash Flow

Net cash provided by operating activities increased $3,863,000 from $3,258,000 during the fiscal year 1995 to $7,121,000 for fiscal year 1996. The increase is attributable primarily to increases in net income.

Net cash used in investing activities increased from $7,154,000 for fiscal year 1995 to $13,551,000 for fiscal 1996. The increase is primarily the result of increased capital expenditures for oil and gas properties and costs associated with the acquisition of Welltech. This increase is partially offset by a decrease in oilfield service capital expenditures.

Net cash provided by financing activities was $9,366,000 for the fiscal year 1996 as compared to $3,998,000 in net cash provided by financing activities for fiscal year 1995. The increase is primarily the result of an increase in proceeds from long-term debt and borrowings under the line-of-credit during fiscal 1996 primarily as the result of the purchase of oil and gas properties by Odessa Exploration and the acquisition of WellTech.


FISCAL YEAR ENDED JUNE 30, 1995 VERSUS FISCAL YEAR ENDED JUNE 30, 1994

Operating Income

Fiscal 1995 revenues of $44,689,000 increased $10,068,000 or 29% over fiscal 1994 revenues of $34,621,000. Fiscal 1995 revenues increased due to the acquisition of oil and gas producing properties by Odessa Exploration, the operation of the assets of WellTech West Texas (which included twelve months of fiscal 1995 and seven months of fiscal 1994), and the additional revenues from Clint Hurt Drilling (which was acquired in March
1995). In addition, the Company has continued to expand its services offering oilwell fishing tools, blow-out preventers and oilwell frac tanks.

Income before income taxes was $3,328,000 for fiscal 1995, which was an increase from $2,295,000 in fiscal 1994. The increase in income before income taxes was due to the increase in gross revenues for the current fiscal year, the acquisition by Odessa Exploration of producing oil and gas properties, the operations of WellTech West Texas and the acquisition of Clint Hurt Drilling.

Operating Expenses

Fiscal 1995 costs and expenses of $41,361,000 increased $9,035,000 or 28% over fiscal 1994 costs and expenses of
$32,326,000.   Fiscal 1995 costs and expenses increased
primarily due to the operations of WellTech West Texas and the acquisition of Clint Hurt Drilling, as well as increased lease operating costs due to acquisitions of oil and gas producing properties by Odessa Exploration.

Interest Expense

Interest expense increased from $830,000 during fiscal 1994 to $1,478,000 during fiscal 1995,

primarily as a result of borrowings for the acquisition and drilling of oil and gas producing properties by Odessa
Exploration  and the acquisition of Clint Hurt Drilling.

General and Administrative Expenses

General and administrative expenses include those of the Company, Yale E. Key, Odessa Exploration and Clint Hurt Drilling. These expenses increased $812,000 to $4,352,000 during fiscal 1995 from $3,540,000 during fiscal 1994, primarily due to increased expenses of Odessa Exploration and the acquisition of Clint Hurt Drilling and WellTech West Texas. However, as a percent of gross revenues, general and administrative expenses decreased from 10.2% of gross revenues during fiscal 1994 to 9.7% of gross revenues during fiscal 1995.

Depreciation and Depletion Expense

Depreciation and depletion expense increased to $2,738,000 in fiscal 1995 from $1,371,000 in fiscal 1994 due mainly to the additional depreciation expense associated with the acquisition of the WellTech West Texas oilfield service equipment and subsequent capital expenditures on such equipment.

Income Taxes

Income tax expense of $1,150,000 for fiscal 1995 increased from
$950,000 in income tax expense for fiscal 1994.   The increase
in income taxes is primarily due to the increase in operating income. However, the Company does not expect to be required to remit a significant amount of the $1,150,000 in total federal income taxes in cash during fiscal 1996.

Cash Flow

Net cash provided by operating activities increased $1,416,000 from $1,842,000 during the 1994 fiscal year to $3,258,000 for the 1995 fiscal period. The increases are attributable primarily to increases in net income.

Net cash used in investing activities increased from $5,608,000 for fiscal 1994 to $7,154,000 for fiscal 1995. The increase is primarily the result of increased capital expenditures for oil and gas properties and costs associated with the acquisition of Clint Hurt Drilling. This increase is partially offset by a decrease in oilfield service capital expenditures. The capital expenditures for the oilfield service operations during fiscal 1994 were primarily the result of the improvements necessary for the WellTech West Texas equipment.

Net cash provided by financing activities was $3,998,000 for the 1995 fiscal year as compared to $4,316,000 in net cash provided by financing activities for fiscal 1994. The decrease is primarily the result of increased principal payments during fiscal 1995. This increase in principal payments is somewhat off-set by an increase in proceeds from long-term debt during fiscal 1995 as the result of the financing of the improvement costs to the equipment of the West Texas operations of WellTech, the purchase of oil and gas properties by Odessa Exploration and the acquisition of Clint Hurt Drilling.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $3,240,000 in cash as compared to $865,000 in cash at June 30, 1995. At June 30, 1995, the
Company had $865,000 in cash (the Company also had $267,000 in restricted marketable securities) as compared to $717,000 in cash at June 30, 1994.

The Company has projected $6.2 million for oilfield service capital expenditures for fiscal 1997 as compared to $5.2 million for fiscal 1996. Capital expenditures are expected to be primarily capitalized improvement costs to existing equipment and machinery. The Company expects to finance these capital expenditures utilizing the operating cash flows of the Company. Capital expenditures were $2,839,000 in fiscal 1995.

Odessa Exploration is forecasting outlays of approximately $6.0 million in development costs for fiscal 1997, as compared to $9.8 million during fiscal 1996. Financing is expected to come from borrowings.

Clint Hurt Drilling has forecast approximately $250,000 for oil and gas drilling capital expenditures for fiscal 1997 primarily for improvements to existing equipment and machinery compared to $598,000 for fiscal 1996. Such outlays are treated as capital costs. Financing is expected to come from existing cash flow.

Debt

In July 1996, the Company completed the offering of $52,000,000 7% convertible subordinated debentures due 2003 (the "Debentures" and the "Offering"). In August 1996, the interest rate on the Debentures was increased to 7 1/2%. The Offering was a private offering pursuant to Rule 144A under the Securities Act. Net proceeds from the Offering were used to substantially repay existing long-term debt (approximately $35.2 million). The remaining proceeds are intended to fund the expansion of the Company's services through acquisitions of businesses and assets and for working capital and general corporate purposes.

Long-term debt which was repaid with proceeds from the Offering in July 1996 included the term note with CIT Group/Credit Finance, Inc. ("CIT") of approximately $21.1 million and all bank debt associated with Odessa Exploration, previously with Norwest Bank Texas, N.A. ("Norwest"), of approximately $14.1 million.

The Debentures mature on July 1, 2003 and are convertible at any time after November 1, 1996 and before maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $9 3/4 per share, subject to adjustment in certain events. In addition, holders of the Debentures who convert prior to July 1, 1999 will receive, in addition to the Company's common stock, a payment generally equal to 50% of the interest otherwise payable on the converted Debentures from the date of conversion through July 1, 1999, payable in cash or common stock, at the Company's option. Interest on the Debentures is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1997. In August 1996, the interest rate was increased from 7% to 7 1/2% due to certain modifications in the Debenture indenture involving a certain subsidiary's inability to guarantee the obligations under the indenture, relating to the Debentures (the "Prospectus"). The 7 1/2% effective interest rate is expected to remain for the foreseeable future.

The Debentures will not be redeemable before July 15, 1999. Thereafter, the Debentures will be redeemable at the option of the Company in whole or part, at the declining redemption prices set forth in the original prospectus, together with accrued and unpaid interest thereon. The Debentures also may be redeemed at the option of the holder if there is a change in control (as defined in the original prospectus) at 100% of their principal amount, together with accrued interest thereon.

In January 1996, prior to the merger with Welltech described in
Note 2, and prior to the consummation of the Offering described above, the Company, Yale E. Key, Clint Hurt Drilling and WellTech entered into separate credit facilities with CIT totaling approximately $35 million (the combined maximum credit limit). The credit facilities were combined into one facility after the consummation of the Welltech merger. As a result of the separate credit facilities, the interest rate for Yale E. Key was lowered from two and one-half to one and one-quarter percent over the stated prime rate of 8.25% at June 30, 1996. Each of the CIT term notes required principal and interest payments, due the first day of each month beginning February 1, 1996, plus a final payment of the unpaid balance of the note due December 31, 1998. The expiration of each of the lines of credit is December 31, 1998.

As a result of the convertible subordinated debenture Offering described above and subsequent repayment of all long-term debt with CIT, except the lines of credit, the Company is currently renegotiating its overall credit facilities with CIT, including, but not limited to, maximum credit availability, interest rate and maturity dates.

Impact of SFAS 121

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. The application of SFAS 121 will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. The Company, currently, estimates that the implementation of SFAS 121 will not have a material effect on the Company's financial position. The Company will implement SFAS 121 beginning July 1, 1996.

Impact of Inflation on Operations

Although in our complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on the Company's operations, management is of the opinion that inflation has not had a significant impact on its business.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Presented herein are the consolidated financial statements of Key Energy Group, Inc. and Subsidiaries as of June 30, 1996 and
1995 and for the years ended June 30, 1996, 1995 and 1994.

Also, included is the report of KPMG Peat Marwick LLP, independent certified public accountants, on such consolidated financial statements as of June 30, 1996 and 1995 and for each of the three years ended June 30, 1996.


                     	INDEX to FINANCIAL STATEMENTS

                                                            Page

     Consolidated Balance Sheets............................ 21

     Consolidated Statements of Operations.................. 22

     Consolidated Statements of Cash Flows.................. 23

     Consolidated Statements of Stockholders' Equity........ 24

     Notes to Consolidated Financial Statements............. 25

     Independent Auditors' Report........................... 45

                 Key Energy Group, Inc. and Subsidiaries
                       Consolidated Balance Sheets

                                                   						June 30, 		June 30,
	(Thousands, except share and per share data)	         		  1996 		    1995
 ---------------------------------------------------------------------------
 ASSETS
  Current Assets:
    Cash					                                          		$3,240     		$865
    Restricted cash                                  							971        410
    Restricted marketable securities	                     				-       	267
    Accounts receivable, net of allowance for
       doubtful accounts of $1,942 and $133,
       respectively)                                   		20,570    		8,133
    Inventories	                                   							1,957    		1,257
    Prepaid expenses and other current assets		           		743      		358
 --------------------------------------------------------------------------
  Total Current Assets					                            		27,481   		11,290
 --------------------------------------------------------------------------
  Property and Equipment:
    Oilfield service equipment                     						66,432    	23,726
    Oil and gas well drilling equipment	              				4,862    		2,014
    Motor vehicles	                                 						1,159      		526
    Oil and gas properties and other related
     equipment,successful efforts method            					17,663	    	7,652
    Furniture and equipment                           						716      		332
    Buildings and land		                             					5,295    		2,086
 --------------------------------------------------------------------------
					                                                				95,127	   	36,336
  Accumulated depreciation & depletion	               			(8,920)	  	(4,394)
 --------------------------------------------------------------------------
 Net Property and Equipment			                          	87,207   		31,942
 --------------------------------------------------------------------------
  Other Assets						                                   		 7,034     	2,011
 --------------------------------------------------------------------------
  Total Assets						                                 		$121,722   	$45,243
 ==========================================================================
 LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable		                             					$11,086    	$3,930
    Other accrued liabilities		                      				11,002	    	2,612
    Accrued interest                                 							417	      	145
    Accrued income taxes		                               				53	      	174
    Deferred tax liability	                            					310      		118
    Current portion of long-term debt	                				1,471    		2,249
 --------------------------------------------------------------------------
  Total Current Liabilities			                        			24,339	    	9,228
 --------------------------------------------------------------------------
  Long-term debt,less current portion					               45,354	   	13,700
	 Non-current accrued expenses	                       				4,909        		-
  Deferred income taxes		                             				4,244    		2,204
  Minority interest                                							1,252        		-

  Commitments and contingencies

  Stockholders' equity:
    Common stock, $.10 par value; 25,000,000 shares
    authorized, 10,413,513 and 6,913,513 issued and
    outstanding at June 30, 1996 and 1995,
    respectively	                                        	1,041      		691
    Additional paid-in capital		                     				32,763   		15,186
    Retained earnings	                               					7,820    		4,234
 --------------------------------------------------------------------------
  Total Stockholders' Equity			                       			41,624		   20,111
 --------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity	       			$121,722   	$45,243
 ==========================================================================

		See the accompanying notes which are an integral part of these consolidated financial statements.

                        Key Energy Group, Inc. and Subsidiaries
                         Consolidated Statements of Operations


                                           					Fiscal Year Ended June 30,
(Thousands, except per share data)	       	 1996          1995         	1994
 ---------------------------------------------------------------------------
	REVENUES:
    Oilfield services                 			$55,933      	$40,105     		$32,616
	   Oil and gas	                        			4,175      			2,334      			1,936
	   Oil and gas well drilling	            	6,188	       	1,932          			-
	   Other, net	                           			182        			318         			69
 ---------------------------------------------------------------------------
                                    						66,478	     		44,689		     	34,621
 ---------------------------------------------------------------------------
	COSTS AND EXPENSES:
	   Oilfield services		                  	40,737		     	30,592     			25,992
    Oil and gas		                        		1,350 		        757        			593
		  Oil and gas well drilling	            	5,030      			1,444	          		-
		  Depreciation, depletion and
		   amortization                       			4,701      			2,738      			1,371
	   General and administrative           		6,608		      	4,352      			3,540
    Interest                           				2,477	      		1,478        			830
 ---------------------------------------------------------------------------
			                                    			60,903     			41,361     			32,326
 ---------------------------------------------------------------------------
	Income before income taxes and
		minority interest	                      	5,575	      		3,328      			2,295
	Income tax expense	                     		1,888	      		1,150	        		950
	Minority interest in net income            	101          			-          			-
 ---------------------------------------------------------------------------
	NET INCOME		                            	$3,586     			$2,178     			$1,345
 ===========================================================================

	EARNINGS PER SHARE :
	Primary:
	  Income before income taxes and
	 	 minority interest	                     $0.70      			$0.50 	     		$0.44
	  Net income	                          			$0.45      			$0.33      			$0.26

	Assuming full dilution:
	  Income before income taxes and
 		 minority interest                    		$0.69      			$0.50	      		$0.43
	  Net income                          				$0.44	      		$0.33      			$0.25

	WEIGHTED AVERAGE OUTSTANDING:

 	Primary                              				7,941      			6,647      			5,274
		Assuming full dilution	                		8,114	      		6,647		      	5,288


	See the accompanying notes which are an integral part of these consolidated financial statements.

                   Key Energy Group, Inc. and Subsidiaries
                    Consolidated Statements of Cash Flows


                                             		Fiscal	Year Ended June 30,
(Thousands)			                        			   	1996		      1995        	1994
 ---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                        							$3,586    		$2,178     		$1,345
  Adjustments to reconcile income
   from operations to
   net cash provided by operations:
  Depreciation, depletion and
   amortization                          			4,701     		2,738	       	1,371
  Deferred income taxes	                				1,618     	1,370         		493
  Minority interest in net income			         	101         		-           		-
  Gain on sale of assets	                				(186)        		-           		-
  Other non-cash items		                    				6      		(312)          		-

  Change in assets and liabilities net
   of effects from the acquisitions:
    Increase in accounts receivable	    			(2,180)	   	(1,327)		       (389)
    Increase (decrease) in other current
     assets	                                		765      		(940)       		(613)
    Decrease in accounts payable and
     accrued expenses                						(1,293)     		(154)       		(392)
    Other assets and liabilities	         			  	3      		(295)		         27
 ---------------------------------------------------------------------------
  Net cash provided by
   operating activities                   		7,121     		3,258       		1,842
 ---------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Oilwell service
   operations	                            	(5,188)   		(2,839)		     (4,395)
  Capital expenditures - Oil and gas
   operations                            		(1,879)    	(2,823)     		(1,253)
  Capital expenditures - Oil and gas
   well drilling operations                 	(598)      	(143)          		-
  Proceeds from sale of fixed assets      				574         		-           		-
  Cash received in WellTech merger          1,168           -             -
  Acquisitions - oil and gas operations				(7,895)	   	(1,348)          		-
  Redemption (purchase) of restricted
   marketable securities                     	267        		(1)         		40
 ---------------------------------------------------------------------------
  Net cash used in investing
   activities	                          		(13,551)    	(7,154)	     	(5,608)
 ---------------------------------------------------------------------------
 CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt	          				(2,601)   		(2,148)      	(1,771)
  Borrowings (payments) under
   line-of-credit	                        		1,100      		(605)      		1,551
  Borrowings from long-term debt	       			10,867     		6,751       		4,536
 ---------------------------------------------------------------------------
  Net cash provided by financing
   activities		                           	 9,366      	3,998       		4,316
 ---------------------------------------------------------------------------
  Net increase in cash and
   restricted cash	                        	2,936       		102         		550
  Cash and restricted cash at
   beginning of period                    		1,275     		1,173	         	623
 ---------------------------------------------------------------------------
 Cash and restricted cash at end
   of period			                            $4,211    		$1,275		      $1,173
 ===========================================================================

	See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                Consolidated Statements of Stockholders' Equity

                    					Common Stock
                     -------------------
          			       	Number of        		 	Additional
			                  	Shares   	 	Amount   	Paid-in	  	Retained
(Thousands)      			Outstanding	  at par	  	Capital	  	Earnings	    Total
 --------------------------------------------------------------------------
 Balance at
  June 30, 1993       	5,124	     	$512    		$6,057	     	$711	    	$7,280
 Issuance of common
  stock for Odessa
  Exploration, Inc.     	150	       	15       		623        		-       		638
  Net income            			-        		-         		-    		1,345     		1,345
 --------------------------------------------------------------------------
 Balance at
  June 30, 1994        5,274      	$527    		$6,680   		$2,056    		$9,263
 --------------------------------------------------------------------------
 Issuance of common
  stock for WellTech
  West Texas assets  		1,635	      	164	     	8,420	        	-	     	8,584
 Issuance of warrants
  for WellTech West
  Texas assets	          		-         	-        		63        		-         	63
 Issuance of common
  stock for Clint Hurt
  Drilling assets        		5        		-         	23        		-	        	23
 Net income		             	-        		-         		-    		2,178     		2,178
 --------------------------------------------------------------------------
 Balance at
  June 30, 1995        6,914      	$691		   $15,186	   	$4,234   		$20,111
 --------------------------------------------------------------------------
 Issuance of common
  stock for WellTech
  merger         	     3,500       	350		    17,577        		-	    	17,927
  Net income	            		-         	-         		-    		3,586     		3,586
 --------------------------------------------------------------------------
 Balance at
  June 30, 1996       10,414    	$1,041    	$32,763   		$7,820   		$41,624
 ==========================================================================

	See the accompanying notes which are an integral part of these consolidated financial statements.

                  Key Energy Group, Inc. and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1996, 1995 and 1994


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Key Energy Group, Inc. herein after referred to as the "Company" or "Key", was organized in April 1977, and commenced operations in July 1978. Results of operations for the twelve months ended June 30, 1996, 1995 and 1994 include the Company's oilfield service operations conducted by its wholly-owned subsidiary, Yale E. Key, Inc., ("Yale E. Key"), the Company's oil and gas exploration and production wholly-owned subsidiary, Odessa Exploration Incorporated ("Odessa Exploration"), and the Company's oil and gas well drilling operations conducted by the Company's wholly-owned subsidiary, Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling"). Clint Hurt Drilling was acquired in March of 1995 (see Note 2). Also included in the results of operations for the fiscal year ended June 30, 1996 are approximately three months of operating results from the Company's wholly-owned subsidiary; WellTech Eastern, Inc. ("WellTech Eastern") which currently holds the assets acquired in the merger with WellTech, Inc. ("WellTech"), on March 26, 1996 (see Note 2). WellTech Eastern operates through two divisions; the WellTech Mid-Continent Division and the WellTech Eastern Division. In addition, as a result of the Welltech acquisition, the Company acquired a 63% ownership in Servicious WellTech, S.A. ("Servicious"), an Argentinean corporation. Servicious conducts oilfield services operations in Argentina and is accounted for using the consolidation with a minority interest method.

Basis of Presentation

The Company's consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The accounting policies presented below have been followed in preparing the accompanying financial statements. The Company's ownership of less than 50% owned entities are accounted for by the cost or equity methods, depending on the Company's ownership percentage. The preparation of these financial statements requires the use of management estimates.

Cash, Restricted Cash and Marketable Securities

The Company holds significant cash in certain financial institutions. Restricted cash, $971,000 and $410,000 at June 30, 1996 and 1995, respectively, consists of monies held in Key's cash lock-box and certifcates of deposit. The cash lock-box is a requirement under the line of credit with CIT (see
Note 5). Restricted marketable securities of $267,000 at June 30, 1995 consist primarily of an investment in a mutual fund which invests, primarily, in short-term intermediate government securities which are recorded at market value at June 30, 1995. The investment was held in escrow for a letter-of-credit
(issued in the amount of approximately $244,000) for workers' compensation insurance. During fiscal 1996, the investment was converted into a Certificate of Deposit which is recorded at cost.

Inventories

Inventories, which consist primarily of oilwell service parts and supplies, are held for use in the operations of Key and are valued at the lower of cost (first-in first-out method) or market.

                  Key Energy Group, Inc. and Subsidiaries
  	 	   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Property and Equipment

The Company provides for depreciation and amortization of non-oil and gas properties using the straight-line method over the following estimated useful lives of the assets:

 		            	Description                   Years
    ------------------------------------------------
	   Oilfield service equipment	  	   	     		3 - 20
				Oil and gas well drilling equipment  				3 - 15
   	Motor vehicles			                    				3 - 7
				Furniture and equipment			             		3 - 10
   	Buildings and improvements		         			10 - 40
				Gas processing facilities          					10
    ------------------------------------------------

Upon disposition or retirement of property and equipment, the cost and related accumulated depreciation are removed from the accounts and the gain or loss thereon, if any, is included in the results of operations. Odessa Exploration's aggregate oil and gas properties are stated at cost, not in excess of total estimated future net revenues net of related income tax effects.

Odessa Exploration utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs and geological and geophysical costs (if any), are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method. Upon disposition, the carrying amounts of properties sold or otherwise disposed of and the related allowance for depletion are eliminated from the accounts and any gain/loss is included in results of operations.

Gas Balancing

Deferred income associated with gas balancing is accounted for on the entitlements method and represents amounts received for gas sold under gas balancing arrangements in excess of Odessa Exploration's interest in properties covered by such agreements. Odessa Exploration had deferred income associated with gas balancing of $198,000 and $253,000 as of June 30, 1996 and 1995,
respectively.

Environmental

The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a noncapital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

Other Assets and Goodwill

At June 30, 1996 and 1995, other assets consisted primarily of goodwill and security and escrow deposits from Key's workers' compensation retrospective insurance program, in addition to an interest, (approximately 13%), in an insurance company (the insurance company is affiliated with Key's workers' compensation carrier).

              Key Energy Group, Inc. and Subsidiaries
 		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


At June 30, 1996 and 1995, the Company classified as goodwill the cost in excess of fair value of the net assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over ten to twenty-five years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable. Goodwill amortization expense totaled $100,000 for the year ended June 30, 1996.

Earnings per Share

Primary earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year and common equivalent shares resulting from the assumed exercise of stock options and warrants (if any) using the treasury stock method, except in periods with reported losses as the inclusion of common stock equivalents would be antidilutive. Fully diluted earnings per common share are based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method.

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is recognized when it is "more likely than not" that the benefit of deferred tax assets will not be realized. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing and by policy limits the amount of credit exposure to any one financial institution. The Company's customer base consists primarily of multi-national, foreign national and independent oil and natural gas producers. See Note 11 for additional information regarding customers which accounted for more than 10% of consolidated revenues. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

Impact of  SFAS 121

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, although earlier adoption is encouraged. Under SFAS 121 an entity shall review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

               Key Energy Group, Inc. and Subsidiaries
   		   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


If the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and a reduction of the carrying amount of the "impaired" assets to their estimated fair values is required. The Company, currently, estimates that the implementation of SFAS 121 will not have a material effect on the Company's financial position. The
Company will implement SFAS 121 beginning July 1, 1996.

Cash Flows

For cash flow purposes, the Company considers all highly liquid investments with less than a three month maturity when purchased as cash equivalents.


2.  BUSINESS AND PROPERTY ACQUISITIONS

WellTech, Inc.

On March 26, 1996, the Company acquired, through a merger, WellTech. Key was the surviving entity in the merger. Net consideration for the merger was 3,500,000 shares of the Company's common stock and warrants to purchase 500,000 additional shares. In the merger, WellTech stockholders received an aggregate of 4,929,962 shares of the Company's common stock and warrants to purchase 750,000 shares of the Company's common
stock at $6.75 per share.   As part of the merger, 1,429,962 of
the 1,635,000 shares of the Company's common stock owned by WellTech and previously issued warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share were cancelled. WellTech's principal line of business is oil and gas well servicing and it operates in the Mid-Continent and
Northeast areas of the United States and in Argentina.   The
acquisition was accounted for using the purchase method and the results from operations from the acquisition have been included in those of the Company's since March 26, 1996.

Odessa Exploration Properties

In April of 1996, Odessa Exploration purchased approximately $6.9 million of oil and gas producing properties from an unrelated company. Financing for the acquisition came from bank financing. The acquisition was accounted for using the purchase method. The results of operations of the acquired properties are included in the consolidated statements of operations beginning April 26, 1996.

Clint Hurt Drilling

On March 30, 1995, the Company and Clint Hurt Associates, Inc.
("CHA") entered into an asset purchase agreement pursuant to which CHA sold to the Company all of its assets in West Texas.
Such assets mainly consisted of four oil and gas drilling rigs and related equipment. As consideration for the acquisition, the Company paid CHA $1,750,000, of which $1,000,000 was paid in cash and the balance in the form of a $725,000 note payable to CHA (the note was paid in full in July 1995). Mr. Clint Hurt entered into consulting and noncompetition agreements with the Company in consideration for which the Company issued 5,000 shares of common stock. The acquisition was accounted for using the purchase method and the results of operations of Clint Hurt
Drilling have been included in those of the Company since April
1, 1995.

WellTech West Texas

In December 1993, the Company and WellTech entered into a purchase agreement pursuant to which the Company purchased substantially all assets used by Welltech in its West Texas operations. The acquisition was dependent on shareholder approval which occurred in August of 1994. As consideration for the acquisition, the

                    Key Energy Group, Inc. and Subsidiaries
	   	    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Company issued to WellTech 1,635,000 shares of common stock of the Company and warrants to acquire 250,000 additional shares of common stock, (at $5.00 per share which expire on February 5, 1997). The issued warrants have been subsequently modified as the result of the WellTech merger described above. The closing of the transaction occurred on August 11, 1994. Prior to the closing, the Company (through its wholly-owned subsidiary; Yale
E. Key, Inc.) operated and managed the operations of the WellTech West Texas region in connection with an interim operating agreement. The Company's consolidated statements of operations from December 10, 1993 through August 11, 1994, include the direct revenues and expenses from the West Texas operations of WellTech. For the period after August 11, 1994, the results of operations include the effects of ownership of WellTech West Texas.

The following unaudited pro forma results of operations have been prepared as though WellTech Eastern, Clint Hurt Drilling and WellTech West Texas had been acquired on July 1, 1993:

                                               (unaudited)
								                                   Year Ended June 30,
	(Thousands, except per share data)   1996        1995        1994
  -----------------------------------------------------------------
 	Revenues	                   			  $ 113,022   $ 119,645 	$  97,111
 	Net income		               		        5,247  	 	  4,875	     4,266

	Earnings per share:
	 Primary               	   			        $0.50   		  $0.48		    $0.42
  Fully-diluted   			         	        $0.47   		  $0.45		    $0.40

	Weighted average shares outstanding:
  Primary                   				      10,414    		10,106	    10,106
  Fully-diluted             				      11,106    		10,798		   10,798

3.  OTHER ASSETS

Other assets consist of the following:

								                                               June 30,
	(Thousands)                                    1996             1995
 ---------------------------------------------------------------------
	Investment in insurance
  company - common stock *                	$     368     	    $   368
	Workers compensation security premiums	  	    1,117           		 326
	Deferred acquisition costs				                    -          			 200
	Goodwill (net of amortization - $200)	   	    5,400          	 	 963
	Other                                           149              154
 ---------------------------------------------------------------------
				                                     				$ 7,034           $2,011
	=====================================================================
	* - Represents approximately 13% ownership.


4.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position of the Company. As of June 30, 1996, the Company had reserved $425,000 for potential suits and claims.

During 1995, the Company entered into employment agreements with certain of its officers. These employment agreements generally run to June 30, 1997, but will automatically be extended on a yearly basis

                Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


unless terminated by the Company or the applicable officer. In addition to providing a base salary for each officer, the employment agreements provide for severance payments for each officer varying from 12 to 24 months of the officers base salary. The current annual base salaries for the officers covered under such employment agreements total approximately $800,000.

5.  LONG-TERM DEBT

In July 1996, the Company completed the offering of $52,000,000 7% convertible subordinated debentures due 2003 (the "Debentures" or the "Offering"). The Offering was a private offering pursuant to Rule 144A under the Securities Act. Proceeds from the Offering were approximately $52,000,000 and were used to substantially repay existing long-term debt (approximately $35.2 million). The remaining proceeds are intended to fund the expansion of the Company's services through acquisitions of businesses and assets and for working capital and general corporate purposes.

Long-term debt which was repaid with proceeds from the Offering in July 1996 were the term note with CIT Group/Credit Finance, Inc. ("CIT") of approximately $21.1 million and all bank debt associated with Odessa Exploration, previously with Norwest Bank Texas, N.A. ("Norwest") of approximately $14.1 million.

The Debentures mature on July 1, 2003 and are convertible at any time after November 1, 1996 and before maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $9 3/4 per share, subject to adjustment in certain events. In addition, holders of the Debentures who convert prior to July 1, 1999 will receive, in addition to the Company's common stock, a payment generally equal to 50% of the interest otherwise payable on the converted Debentures from the date of conversion through July 1, 1999, payable in cash or common stock, at the Company's option. Interest on the Debentures is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1997. In August, 1996, the interest rate was increased from 7% to 7 1/2% due to certain modifications in the Debenture indenture involving a certain subsidiary's inability to guarantee the obligations under the indenture, (specifically, Servicious). The 7 1/2% effective interest rate is expected to remain for the foreseeable future.

The Debentures are not redeemable before July 15, 1999. Thereafter, the Debentures will be redeemable at the option of the Company in whole or part, at the declining redemption prices set forth in the original Debenture prospectus, together with accrued and unpaid interest thereon. The Debentures also may be redeemed at the option of the holder if there is a change in control (as defined in the original Debenture prospectus) at 100% of their principal amount, together with accrued interest thereon.

In January 1996, prior to the completed merger described in Note 2, and prior to the consummation of the Offering described above, the Company, Yale E. Key, Clint Hurt and WellTech entered into separate credit facilities with CIT totaling approximately $35 million (the combined maximum credit limit). The credit facilities were combined into one facility after the consummation of the Welltech merger. As a result of the separate credit facilities, the interest rate for Yale E. Key was lowered from two and one-half to one and one-quarter percent over the stated prime rate of 8.25% at June 30, 1996. Each of the CIT term notes required principal and interest payments, due the first day of each month beginning February 1, 1996, plus a final payment of the unpaid balance of the note due December 31, 1998. The expiration of each of the lines of credit was December 31, 1998.

                     Key Energy Group, Inc. and Subsidiaries
  		       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

As a result of the Offering described above and subsequent repayment of all long-term debt with CIT, except the lines of credit, the Company is currently renegotiating its overall credit facilities with CIT including, but not limited to, maximum credit availability, interest rate and maturity dates.

The components of long-term debt, prior to the Offering described above, were as follows:

                                              			 				  		  June 30,
	(Thousands)                                        1996               1995
 ---------------------------------------------------------------------------
	Term Note(s) - CIT, interest and
		principal payable monthly (i)		             	 $ 21,062            $ 6,032
	Revolving Line(s) of Credit - CIT,
		interest payable monthly (i)			                  9,910	             3,846
	Revolver Note - Norwest, interest
 	payable monthly (ii)                   				      6,300        	     4,237
	Term Note(s) - Norwest, interest and
  principal payable monthly (iii)		        		      7,000	               944
	Other notes payable 				                   	      2,554	               890
 ---------------------------------------------------------------------------
                                			               46,826             15,949
 Less current portion                              1,472              2,249
 ---------------------------------------------------------------------------
	Long-term debt  				                       	  $  45,354           $ 13,700
 ===========================================================================

 (i).Prior to the Offering described above, the CIT term note, as amended, required principal payments of approximately
  $275,000, plus interest, due the first day of each month plus a
		final payment of the unpaid balance of the note due December
  31, 1998.  The interest rate	was one and one-quarter percent
  above the stated prime rate of 8.25% at June 30, 1996.  The note
		was collateralized by all of the assets (including equipment and inventory) of Yale E. Key, Clint Hurt and WellTech
  Eastern.

 	The CIT line of credit, as amended, currently requires monthly payments of interest at one and one-quarter percent above the stated prime rate of 8.25% at June 30, 1996.  The line of credit
		is collateralized by the accounts receivable of Yale E. Key,
  Clint Hurt and WellTech Eastern. 	At June 30, 1996, there was
  no credit line availability.

 	The agreement with CIT included certain restrictive covenants,
  the most restrictive of	which prohibits the Company from
  making distributions and declaring dividends on its	common
  stock.

	(ii). Prior to the Offering described above, Odessa Exploration
  had a loan agreement, as	amended, with Norwest.  The loan
  agreement provided for a $7.5 million revolving line of	credit
  note subject to a borrowing base limitation (approximately $6.3
  million at June 30, 1996). 		The borrowing base was redetermined
  on at least a semi-annual basis.  The borrowing base was reduced
		by approximately $100,000 per month through October 1997; the
  maturity of the note. The note's	interest rate was one-half
  of one percent over Norwest's prime rate of 8.25% at June 30,
  1996).  The note 	was secured by substantially all of the oil
  and gas properties of Odessa Exploration.

                 Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

  The loan agreement had contained various restrictive covenants
  and compliance requirements,	which included (a) prohibits
  Odessa Exploration from declaring or paying dividends on
		Odessa Exploration's common stock, (b) limiting the incurrence
  of additional indebtedness by	Odessa Exploration, (c) the
  limitation on the disposition of assets and (d) various
  financial	covenants.

	(iii). In April, 1996, as the result of the acquisition of
  certain properties by Odessa	Exploration, but prior to the
  Offering described above, Odessa Exploration entered into a loan
		agreement with Norwest.   The loan agreement provided for a
  term loan of $9.3 million to be	reduced by $2.4 million in
  principal amount after the consummation of the acquisition of
		certain properties by Odessa Exploration.  The note's interest
  rate was one-half of one percent over	Norwest's prime rate of
  8.25% at June 30, 1996.  The note required interest payments
  beginning June 1,	1996.  The note was secured by substantially
  all of the oil and gas properties of Odessa Exploration.  As	a
  result of the Offering described above, the note was repaid in full in July 1996.

 	In March 1995, Clint Hurt entered into a loan agreement with
  Norwest.  The loan agreement	provided for a $1 million term
  note and a $200,000 line of credit note. The $1 million term
		note required principal payments of approximately $28,000 per
  month plus interest with the	first payment due May 5th, 1995
  and monthly thereafter for 36 months with a maturity date	of
  April 1998.  The $200,000 line of credit note required principal
  payments of $20,000 per	month beginning July 5, 1995, plus
  interest, through its maturity in April 1996. Both notes	had
  an interest rate of Norwest prime rate (8.25% at June 30,
  1996), plus 3/4 of one percent.  		The notes were secured by all
  of the equipment of Clint Hurt Drilling and were guaranteed
		by the Company. In January 1996, as the result of the new credit facilities with CIT as described above, but prior to the Offering, also described above, the Clint Hurt loan and
		line of credit with Norwest was repaid in full.


Presented below is a schedule of the repayment requirements of long-term debt, which reflects the revised payment terms of the Offering, for each of the next five years and thereafter as of June 30, 1996:

                             								(in thousands)
                  	Fiscal year   			   Principal
                  				Ended              Amount
                   --------------------------------
				                  1997       				$    1,472
              				    1998				              111
          								    1999		              9,956
              				    2000				               39
          								    2001                   38
                			Thereafter 	    		    35,210
                   --------------------------------
				                							       			$   46,826
               				================================

                Key Energy Group, Inc. and Subsidiaries
		       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

6. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:

                        					                        			 June 30,
 		  (Thousands)                                  1996             1995
    --------------------------------------------------------------------
  		Accrued payroll and taxes	              		 $ 2,614          $   624
  		Group medical insurance              				    1,536	         	     -
  		Workers compensation  	               			    1,067	            	704
 	 	State sales, use and property taxes  			       414	            	208
 	 	Gas imbalance - deferred income       		       198             	253
 	 	Revenue distribution			                	       437             	215
 	 	Acquisition accrual 	                   	    3,720          		    -
  		Other	                                       1,016	            	608
    --------------------------------------------------------------------
  		Total                                  			$ 11,002           $2,612
   	====================================================================

7. STOCKHOLDERS' EQUITY

The 1995 Stock Option Plan

On October 5, 1995, a Stock Option Plan (the "1995 Plan") was approved by the Company's Board of Director's. The Plan became effective July 1, 1995, and , unless terminated earlier, will terminate July 1, 2005. The 1995 Plan is administered by a committee (the "Committee") consisting of at least three directors of Key, each of whom is a "disinterested person" within the meaning of rule 16b-3 under the Exchange Act and an "outside director" within the meaning of Section 162(m) of the Code.

The total number of shares of the Company's common stock that may be subject to options under the 1995 Plan may not exceed 1,150,000 in the aggregate. The total amount of common stock with respect to which options may be granted over the life of the 1995 Plan to any single employee shall not exceed 500,000 shares in the aggregate. Options which are canceled, forfeited or have expired or expire by their terms without being exercised
shall be available for future grants under the 1995 Plan.    The
Committee may determine may determine which key employees of the Company or any subsidiary or other persons shall be granted options under the 1995 Plan, the terms of the options and the number of shares which may be purchased under the option.

The individuals eligible to receive options under the 1995 Plan consist of key employees (including officers who may be members of the Board), directors who are neither employees nor members of the Committee and other individuals who render services of special importance to the management, operation or development of Key or any subsidiary, and who have contributed or may be expected to contribute materially to the success of Key or a subsidiary, provided, however, that only key employees are eligible to receive options.

The price at which shares of common stock may be purchased upon exercise of an option will be specified by the Committee at the time the option is granted, but in the case of an individual stock option, except under certain conditions, may not be less than the fair market value of the common stock on the date of
grant.   The duration of any option is determined by the
Committee in its discretion and shall be specified in the option agreement. No individual stock option may be exercisable after the expiration of ten years.

                    Key Energy Group, Inc. and Subsidiaries
		      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


The 1995 Outside Directors Stock Option Plan

On October 5, 1995, an Outside Directors Stock Option Plan was approved by the Company's Board of Director's (the "Directors Plan"). Individuals who are "Outside Directors" are eligible to participate in the Directors Plan. An "Outside Director" is defined as a member of the Board of Directors who is not an employee of the Company or any of its subsidiaries. Under the Directors Plan, Outside Directors are divided into three groups dependent upon certain dates and length of service on the Board.
 Only nonqualified stock options ("NSO's") may be granted under the Directors Plan. An NSO granted under the Directors Plan shall expire ten years after the date of the grant. An NSO may not be granted under the Directors Plan after July 1, 1998.

The Directors Plan provides for the issuance of an aggregate of 300,000 shares of common stock, which may be authorized but unissued shares, treasury shares, or shares purchased on the
open market.   The exercise price of the NSO shall be the fair
market value on the date of the grant.

The following table summarizes the stock option activity related to the Company's plans:

                           			        							    			   Price
                              							  Shares  		    Per Share
      ---------------------------------------------------------
	     Outstanding, July 1, 1995				      -	         		$    -
       		Granted               					 1,075,000		 $ 5.00 - $ 7.50
        	Cancelled             				      -			         $     -
       		Exercised				                   -          		$     -
      ----------------------------------------------------------
     	Outstanding, June 30, 1996	 		 1,075,000 		$ 5.00 - $ 7.50
      ==========================================================

     	Exercisable, June 30, 1996			    281,250 		$ 5.00 - $ 7.50
      ==========================================================


8. INCOME TAXES

Components of income tax expense (benefit) are as follows:

                                  						  Fiscal Year Ended June 30,
         		(Thousands)                1996           1995           1994
           --------------------------------------------------------------
         		Federal and State:
             		Current   		         $  270        $  (220)        $  457
   			       		Deferred     		       1,618	         1,370            493
           --------------------------------------------------------------
					                               $1,888       	$ 1,150         $  950
         		==============================================================

                      Key Energy Group, Inc. and Subsidiaries
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


Income tax expense (benefit) differs from amounts computed by applying the statutory federal rate as follows:

                              					 		         Fiscal Year Ended June 30,
  		(Thousands)                              1996        1995        1994
     ---------------------------------------------------------------------
     Income tax computed at
   		  Statutory rate	                   			 34.0%     	 34.0%       34.0%
   		State taxes net of federal benefit		       - 		        -         2.4
 				Expiration of capital loss carryover		     -           -        	4.4
   		Meals and entertainment disallowance     1.7	        2.2      		   -
   		Accrual to return adjustments		         (1.5)		     (1.0)		        -
   		Other                            					  (0.3)	   	  (0.7)     		  .5
     ---------------------------------------------------------------------
                      						  	              33.9%     	 34.5%       41.3%
   		=====================================================================

Deferred tax assets (liabilities) are comprised of the following:

                  	        			 		       	       Fiscal Year Ended June 30,
    (Thousands)                               1996         1995         1994
     ------------------------------------------------------------------------
     Net operating loss carry-forwards, net
     of allowance and Sec. 382 limitations $ 6,293      $ 1,140	    $  1,143
   		Property and equipment		              (10,942)      (3,437)	     (2,095)
   		Other				                            	     95		        (25)	        	 -
     ------------------------------------------------------------------------
   		Net deferred tax liability		          $(4,554)     $(2,322)	   $   (952)
   		========================================================================

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

The Company estimates that as of June 30, 1996, the Company will have available approximately $186,837,042 of net operating loss
carryforwards (which begin to expire in 2001).   The net
operating loss carryforwards are subject to an annual limitation of approximately $940,000, under Sections 382 and 383 of the Internal Revenue Code.

9.  LEASING ARRANGEMENTS

Among other leases, the Company (primarily its subsidiaries), lease certain automotive equipment under non-cancellable operating leases which expire at various dates through 1999.
The term of the operating leases generally run from 36 to 60 months with varying payment dates throughout each month. In addition, in the case of Yale E. Key, each lease includes an option to purchase the equipment and an excess mileage charge as defined in the leases.

                 Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


As of June 30, 1996, the future minimum lease payments under non-cancellable operating leases, in thousands, are as follows:

		                    		   Fiscal Year                Lease
                      				Ending June 30,           Payments
                         -------------------------------------
               			     	       1997                 $  2,819
             			       	       1998                    2,217
             			       	       1999                    1,371
                               2000	                     587
	            	         	       2001          	           286
                         -------------------------------------
                                                    $  7,280
                         =====================================

Operating lease expense was approximately $2,897,000, $1,930,000 and $1,640,000 for the fiscal years ended June 30, 1996, 1995 and 1994, respectively.

10.  EMPLOYEE BENEFIT PLANS

At June 30, 1996, as the result of the WellTech merger (Note 2), the Company maintains two 401-(k) plan's (the "Plans") for its employees. Employee's of WellTech Eastern are eligible for participation in one Plan (the "WellTech 401-(k) Plan"), while all other employee's are eligible for participation in the other Plan (the "Key 401-(k) Plan"). The Company intends to merge the two Plans during fiscal 1997. The 401-(k) plan's cover substantially all employees of the Company. The Company did not make a contribution to the Key 401-(k) Plan during the fiscal year ended June 30, 1994, however, beginning July 1, 1994, the Company agreed to match employees contributions up to 10% of the employees contribution to the Key 401-(k) Plan.
These contributions totaled approximately $19,000 and $20,000 for the years ended June 30, 1996 and 1995, respectively. Additionally, the Company contributed $37,000 into the Welltech 401-(k) Plan for the period March 26, 1996 (the date of the WellTech merger) to June 30, 1996. The Company agreed to match employee contributions up to 50% (to a maximum of $1,000 per employee) of the employees contributions to the Welltech 401-(k) Plan.

11.  MAJOR CUSTOMERS

Sales to customers representing 10% or more of consolidated revenues for the years ended June 30, 1996, 1995 and 1994 were as follows:

                                             Fiscal Year Ended
                                 	          		   	June 30,
                                          1996      1995     1994
        ----------------------------------------------------------
     			Customer A                         20%       18%      15%
     			Customer B                         11%       10%    		14%


The accounts receivable balance for customers A and B at June
30, 1996 were $1,603,000 and $835,000, respectively.

               Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


12.  TRANSACTIONS WITH RELATED PARTIES

WellTech Eastern paid $18,000 for the period March 26, 1996 (the date of the Welltech merger) to June 30, 1996, for office/yard rental expense in which an officer of the Company and WellTech Eastern has an interest. In the opinion of the Board of Directors of the Company, based on the Board's review of competitive bids, this transaction was on terms at least as favorable to the Company as could have been obtained from a third party.

In connection with the Odessa Exploration acquisition, (see Note
2) the Company granted D. Kirk Edwards (President of Odessa Exploration) a percentage reversionary working interest in five deep gas wells located in West Texas upon repayment of $1,622,000 of the bank debt assumed by the Company in the acquisition from the Company's earnings from the five wells.
The percentage reversionary working interest decreases based on the date of repayment of the assumed bank debt and ranges from 20% of the earnings from the five wells if repayment occurs on or prior to July 7, 1995, to 5% of the earnings from the five wells if repayment occurs after July 7, 1996. The value of the reversionary interest assigned was insignificant at July 1, 1993.

Key leases automotive equipment from an independent third party (see Note 9). The independent third party purchases the automotive equipment from an automobile dealership in which a former officer owns a majority interest. Net proceeds to the automobile dealership totaled $399,000 and $1,058,000 for years
ended June 30, 1995 and 1994,  respectively.   The leases are
considered operating leases.   In the opinion of the Board of
Directors of the Company, the net proceeds from automotive equipment were on terms at least as favorable to the Company as could have been obtained from a third party. This opinion is based on information provided by a third party leasing company, that is not affiliated with the former officer or the Company, to the Board of Directors regarding purchase prices and equipment lease rentals offered by third parties.

Key paid $55,000 for the year ended June 30, 1994 for oilfield related services and equipment to two oilfield related companies in which two officers of Key had an interest. In the opinion of the Board of Directors of the Company, based on the Board's review of competitive bids, these transactions were on terms at least as favorable to the Company as could have been obtained from a third party.

13.  CONCENTRATIONS OF CREDIT RISK

The Company has a concentration of customers in the oil and gas industry. Substantially all of the Company's customers are major integrated oil companies, major independent producers of oil and gas and smaller independent producers. This may affect the Company's overall exposure to credit risk either positively or negatively, in as much as its customers are effected by economic conditions in the oil and gas industry, which has historically been cyclical. However, accounts receivable are well diversified among many customers and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. Historically, credit losses have been insignificant. Receivables are generally not collateralized, although the Company may generally secure a receivable at any time by filing a mechanic's and material-mans' lien on the well serviced.

                Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


14.  BUSINESS SEGMENT INFORMATION

Information about the Company's operations by business segment is as follows:

                           		            			   Year Ended June 30,
 (Thousands)                               1996        1995       1994
		--------------------------------------------------------------------
  Revenues:
  	Oil and gas		                     			$ 4,175	    $ 2,334   	$ 1,936
 		Oilfield services	         	        	 55,933    	 40,105   	 32,616
  	Oil and gas well drilling services     6,188 	     1,932	         -
  	Other                                    182         318         69
  --------------------------------------------------------------------
                                     			$66,478    $ 44,689    $34,621
		====================================================================

 	Income before minority interest and
	 and income taxes:
  	Oil and gas			                	     	$ 1,596    $    941    $   814
  	Oilfield services               				   6,482 	     4,105  	   2,823
	  Oil and gas well drilling services		     639         367          -
 	 Interest expense		                 	  (2,477)  	  (1,478)      (830)
 	 General corporate                       (665)       (607)      (512)
  ---------------------------------------------------------------------
				     	                           	 	$ 5,575    $  3,328    $  2,295
	 =====================================================================

 	Identifiable assets:
  	Oil and gas   		                  		$ 18,170   	$  8,289   	$  5,258
  	Oilfield services				                 94,962      33,516 	    22,022
  	Oil and gas well drilling services		   5,583  	    3,160	          -
  	General corporate                      3,007         278         815
  ---------------------------------------------------------------------
				                                			$121,722   	$ 45,243   $  28,095
 	=====================================================================

 	Capital Expenditures:
  	Oil and gas		                 		   	$  9,774   	$  3,736  	$   4,449
  	Oilfield services	        	    		      5,188	     11,422  	    4,395
  	Oil and gas well drilling services       598       2,141           -
  ---------------------------------------------------------------------
						                                	$ 15,560	   $ 17,299   $   8,844
		=====================================================================

 	Depreciation, depletion and amortization:
  	Oil and gas	                 			   	$    618	   $    426 	 $     412
  	Oilfield services				                  3,862	      2,279	        959
   Oil and gas well drilling services       221          33           -
  ---------------------------------------------------------------------
				       	                      	   	$  4,701   	$  2,738	  $   1,371
		=====================================================================

Key operates a variety of oilfield service equipment including workover rigs, hot oil units, transports and various other oilfield servicing equipment. In addition, Key performs a variety of other oilfield services including fishing tools, frac tanks and blow-out preventers.

                Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Oil and gas production is conducted by Odessa Exploration. Odessa Exploration acquires and manages interests in producing oil and gas properties for its own account and for its sponsored investors. The Company is engaged in the drilling and production of oil and natural gas in the United States. Odessa Exploration acquires producing oil and gas properties from major and independent producers. After acquisition, Odessa Exploration may either rework the acquired well to increase production and/or form drilling partnerships for additional development wells.

Oil and gas well drilling services are conducted by Clint Hurt
Drilling. Clint Hurt Drilling operates six drilling rigs which drill for oil and gas in the West Texas area.

15.   INFORMATION ON OIL AND GAS ACTIVITIES (unaudited)

   	CAPITALIZED COSTS:
                                        						 	  	 June 30,
	   (in thousands)                           1996             1995
    ---------------------------------------------------------------
	   Oil and Gas Properties:
    		Proved properties	           	     $ 17,290    	    $ 7,652
    		Unproven properties		               	     -	               -
    	Less accumulated depletion            (1,364)            (766)
    ---------------------------------------------------------------
	   Net capitalized costs			             $ 15,926         $  6,886
   	===============================================================

 	COSTS INCURRED:
                                           								 	 June 30,
	 (in thousands)                          1996          1995         1994
  ------------------------------------------------------------------------
		Proved property acquisition costs	   $ 7,786      	$ 1,054      $ 4,390
 	Development costs                      1,848     	   2,581           40
  ------------------------------------------------------------------------
 	Total Costs Incurred		           		  $ 9,634      	$ 3,635      $ 4,430
 	========================================================================

 	RESULTS OF OPERATIONS:

 	Oil and gas sales		              		  $ 3,555      	$ 1,793      $ 1,483

 	Production costs, including
	  production taxes			             	    (1,350) 	       (756)        (573)
		Depletion					                          (598)	        (398)        (386)
	 Income taxes *                          (546)         (217)        (178)
 -------------------------------------------------------------------------
	Results of operations for oil and
	  gas producing activities **		       $ 1,061        $  422      $   346
	=========================================================================
	*   - computed at the statutory rate of 34%.
	** - excludes corporate overhead and financing costs.

                    Key Energy Group, Inc. and Subsidiaries
  		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Oil and Gas Reserve Information

Estimates of Odessa Exploration's proved oil and gas reserves as of June 30, 1996, 1995 and 1994 were prepared by the Company and reviewed by independent petroleum reservoir engineering firms. All estimates were made in accordance with guidelines established by the Securities and Exchange Commission. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, i.e. prices and costs as of the date the estimate is made. Prices utilized reflect consideration of changes in existing prices provided by contractual arrangements, if any, but not of escalations based upon future conditions. The reserve estimates are presented utilizing an average oil price of $19.17 Bbl and an average natural gas price of $1.95 Mcf as of June 30, 1996.

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

No major discovery or other favorable or adverse event has occurred since July 1, 1996 which is believed to have caused a significant change in the estimated proved oil and gas reserves of Odessa Exploration.

Odessa Exploration's estimate of reserves has not been filed with or included in reports to any federal agency other than the Securities and Exchange Commission.

Oil and gas reserve quantity estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. The accuracy of such estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of subsequent drilling, testing and production may cause either upward or downward revision of previous estimates. Further, the volumes considered to be commercially recoverable fluctuate with changes in prices and operating costs. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of currently producing oil and gas properties. Accordingly, these estimates are expected to change as additional information becomes available in the future.





                               (continued next page)

                 Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

 Oil and Gas Producing Activities:

                                      								Oil and   		Natural
                            							         Condensate	     Gas
                                              (Bbls)       (Mcf)
  ----------------------------------------------------------------
		Total Proved Reserves:
		Balance, July 1, 1993:				                    - 	          -
   Purchases of minerals-in-place		          129,291   	 7,338,452
	  Production                       					    (14,383)  	  (552,791)
  ----------------------------------------------------------------
  Balance, June 30, 1994			                  114,908     6,785,661
	  Revisions of previous estimates	 	         92,080	    1,945,659
	  Purchases of minerals-in-place        		1,515,559   	 6,036,937
	  Production                        					   (40,330)	    (770,197)
  ----------------------------------------------------------------
  Balance, June 30, 1995		                	1,682,217    13,998,060
		 Revisions of previous estimates	      	   275,499  	  4,520,007
		 Discoveries and extensions          			   162,643  	  1,793,111
		 Purchases of minerals-in-place	        	3,162,099    16,456,993
		 Production 			                       		   (97,130)   (1,026,577)
  ----------------------------------------------------------------
  Balance, June 30, 1996		                	5,185,328    35,741,594
		================================================================

		Proved Developed Reserves:
		 June 30, 1994	                     				   114,908    	6,785,661
		================================================================
		 June 30, 1995		                     			   750,604    11,203,232
		================================================================
		 June 30, 1996			                      	 2,727,967    24,517,362
		================================================================

Standardized Measure of Discounted Future Cash Flows

The following schedules present estimates of the standardized measure of discounted future net cash flows from the Company's proved reserves as of June 30, 1996, and an analysis of the changes in these amounts for the years ended June 30, 1996, 1995 and 1994. Estimated future cash flows are determined using year-end prices adjusted only for fixed and determinable increases for natural gas provided by contractual agreement (if any).  Estimated future production and development costs are
based on economic conditions at year-end.   Future federal
income taxes are computed by applying the statutory federal income tax rate of 34% to the difference between the future pretax net cash flows and the tax basis of proved oil and gas properties, after considering investment tax credits and net operating loss carry-forwards (if any), associated with these properties.

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

                Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


                                            										    June 30,
	(in thousands)                                     1996           1995
 -----------------------------------------------------------------------
	Standardized Measure:
		Future cash inflows	            			           $171,000   	   $ 51,830
		Future production costs                  				  (61,521) 	     (11,852)
		Future development costs		                 		  (15,495)	       (6,160)
		Future income taxes		                     			  (12,092)	      (10,477)
	-----------------------------------------------------------------------
		Future after-tax net cash flows          			    81,892	        23,341
		10% annual discount		                     		   (42,188)        (8,183)
 -----------------------------------------------------------------------
 Standardized Measure		                   			  	$ 39,704	      $ 15,158
 =======================================================================

		Changes in Standardized Measure:

		Standardized Measure, July 1, 1993			              	$      -
			Oil and gas sales, net of production costs		           (910)
			Purchases of minerals in place			                     6,030
			Net change in income taxes			                  	       (381)
			Accretion of discount					                                -
		-------------------------------------------------------------
		Standardized Measure, June 30, 1994 	             		$  4,739
			Oil and gas sales, net of production costs    		     (1,037)
			Purchases of minerals in place			                    13,033
			Net change in income taxes		                 		      (5,881)
			Accretion of discount			                    		          512
			Revision of quantity estimates			                     1,745
			Change in future development costs	          		       1,227
			Net change in sales prices			                          		79
			Changes in production rates (timing) and other          741
	 -------------------------------------------------------------
		Standardized Measure, June 30, 1995 		             	$ 15,158
			Oil and gas sales, net of production costs	    	     (2,205)
			Purchases of minerals in place	               		     24,216
			Net change in income taxes				                           75
			Accretion of discount                     					       2,142
			Revision of quantity estimates		              	       6,189
			Change in future development costs			                  (982)
 		Extensions and discoveries	                 			       2,952
			Net change in sales prices	                 			       1,397
			Changes in production rates (timing) and other	      (9,238)
  -------------------------------------------------------------
		Standardized Measure, June 30, 1996 	              	$ 39,704
		=============================================================

                 Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)

16.  CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended June 30, 1996, 1995 and 1994 are presented below:

                                               Year Ended June 30,
      (Thousands)                      1996           1995            1994
 --------------------------------------------------------------------------
	Interest paid		                    $ 2,205        $ 1,422         $   759
	Taxes paid                         			 391	 	          53	     	       10


Supplemental schedule of non-cash investing and financing transactions for the years ended June 30, 1996, 1995 and 1994 are presented below:

                                               Year Ended June 30,
      (Thousands)                      1996           1995           1994
 -------------------------------------------------------------------------
	Fair value of Common Stock issued
  for Odessa Exploration, Inc.        $   -	        $    -        $   638
	Assumption of Odessa Exploration,
  Inc. liabilities			              		     -		            -     		   2,752
	Acquisition of Odessa Exploration, Inc.
	  property and equipment          		     -    		        -          3,196
	Fair value of Common Stock issued for
	  Clint Hurt Drilling 				               -		           23		            -
	Fair value of Common Stock and
	  Warrants  issued for
	  WellTech West Texas			                 -       		 8,647		            -
	Capital lease obligation reduced for
	  purchase of asset 	            			     -      		    275              -
	Proceeds on sale of assets
	  not received  		               			     -		          132	 	           -
	Property and equipment additions and
	  acquisition costs not
	  paid as of June 30th	          			     -	       	 1,015		            -
	Issuance of note payable in Clint Hurt
	  Drilling acquisition           			     -    	  	    725	             -
	Fair value of Common Stock issued
   for WellTech, Inc.                17,729              -              -
	Assumption of Welltech, Inc.
	  working capital deficit		          1,734              - 		           -
 Assumption of Welltech, Inc.
	  non-current liabilities
   and debt    	       	   	         27,570              - 		           -
 Acquisition of WellTech, Inc.
	  property and equipment and
   other assets                      47,455              -              -

                Key Energy Group, Inc. and Subsidiaries
		     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)


17.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Summarized quarterly financial data for 1996 and 1995 are as follows:

                                						First    		Second    	Third    	Fourth
                                     Quarter   		Quarter   Quarter   	Quarter
                              	   			(in thousands, except per share amounts)
 ----------------------------------------------------------------------------
              	1996
 Revenues . . . . . . . . . .       	$12,398    	$12,394  	$14,302  	$27,384
	Earnings from operations . .          3,522	      3,763	    4,180	    7,895
 Net earnings . . . . . . . .            726         768	      827     1,265
 Earnings per share . . . . .            .11	        .11	      .12       .16
 Weighted average common shares
 	and equivalents outstanding          6,914	      6,914	    6,981	    7,941

             	1995
 Revenues . . . . . . . . . .        $11,181    	$10,781  	$11,049	  $11,678
	Earnings from operations . .          2,645	      2,683	    3,083	    3,485
 Net earnings . . . . . . . .            519         492       631	      536
 Earnings per share . . . . .            .09	        .08	      .10       .08
 Weighted average common shares
 	and equivalents outstanding          6,091  	    6,500     6,637     6,647


18.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to manage well-defined commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counterparties to its commodity hedges. The Company anticipates, however, that such counterparties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counterparties.

The Company utilizes option contracts to hedge the effect of price changes on future oil and gas production. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore reducing the effective price received for oil and gas sales by the cost of the related option. As of June 30, 1996, Odessa Exploration had 6,000 Bbls of oil per month hedged with a strike price of $19.50 per Bbl., for the period of July 1, 1996 through December 31, 1996.

Premiums paid for commodity options contracts are amortized to oil and gas sales, over the terms of the agreements.
Unamortized premiums of $91,789 are included in other current assets in the consolidated balance sheet at June 30, 1996. Amounts receivable, if any, under commodity option contracts are accrued as an increase in oil and gas sales for the applicable periods.

                         Independent Auditors' Report


To The Board of Directors and Stockholders
Key Energy Group, Inc.

We have audited the accompanying consolidated balance sheets of Key Energy Group, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended June 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Energy Group, Inc. and Subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended June 30, 1996, in conformity with generally accepted accounting principles.


                                 							KPMG PEAT MARWICK LLP

Midland, Texas
September 13, 1996

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

  	      	None.


PART III.

ITEMS 10 - 13.

       		Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of June 30, 1996.

PART IV.

TEM 14.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Reports on Form 8-K

	The Company filed a report on Form 8-K during the quarter ended
 June 30, 1996 which was dated June	28, 1996 relating to the
 private placement offering of the Company's convertible
 subordinated	debentures.

(b)	Index to Exhibits

	The following exhibits have been filed with the Securities and Exchange Commission:

Exhibit 2.1 	Agreement and Plan of Merger dated as of November
             18, 1995, between Key and WellTech, as	amended. (Incorporated
             by reference to the Company's Registration Statement Form S-4,
			          Registration No. 333-369).

Exhibit 2.2	 Joint Plan of Reorganization, dated as of October
             20, 1992, of the Company,	ESKEY Inc. and YFC International
             Finance N.V. and Order, dated December 4,	1992, of the United
             States Bankruptcy Court for the District of New Jersey,
			          approving the Joint Plan of Reorganization (Incorporated by
             reference to Exhibits	2 (a) and 28 (a) of the Company's
             Report on Form 8-K dated December 14, 1992, File No.1-8038).

Exhibit 2.3 	Agreement and Plan of Merger dated as of July 20,
             1993, by and among the Company, OEI Acquisition Corp. and Odessa Exploration Incorporated.
             (Incorporated by reference to Exhibit 2(a) of the Company's Report on Form 8-K dated September 2, 1993, File No. 1-8038).

Exhibit 2.4 	Asset Purchase Agreement dated as of December 10,
             1993 between the Company	and WellTech, Inc. (Incorporated by
             reference to exhibit 2(a) of the Company's report on Form 8-K dated August 17, 1974, File No. 1-8038).

Exhibit 3.1 	Amended and Restated Articles of Incorporation of
             the Company (Incorporated by	reference to the Company's
             Registration Statement on Form S-4, Registration No. 333-369).

Exhibit 3.2 	Amended and Restated By-Laws of the Company
             (Incorporated by reference to the Company's	Registration
             Statement on Form S-4 dated March 8, 1996, Registration No.
             333-369).

Exhibit 4.1*	7% Convertible Subordinated Debenture of the
             Company due July 1, 2003.

Exhibit 4.2* Indenture for the 7% Convertible Subordinated
             Debenture of the Company due July 1, 2003.

Exhibit 4.3* Registration Rights Agreement among the Company,
             McMahan Securities Co., L.P. and Rausher	Pierce Refsnes, Inc.,
             dated as of July 3, 1996.

Exhibit 4.4  	Registration Rights Agreement between the Company
              and D. Kirk Edwards, dated as of July 20, 1993.
              (Incorporated by reference to Exhibit 10 (c) to the	Company's
              Report on Form 8-K/A).

Exhibit 4.5  	Registration Rights Agreement dated as of March 2,
              1996 among the Company and certain of its	stockholders
              (Incorporated by reference to the Company's Registration Statement on Form S-4,Registration No. 353-369).

Exhibit 4.6  	Registration Rights Agreement dated as of March 30,
              1995 between the Company, Clint Hurt	and Associates, Inc. and
              Clint Hurt (Incorporated by reference to Exhibit 10(d) of the
              Company's	Report on Form 10-KSB dated June 30, 1995, File No.
              1-8038).

Exhibit 4.7  	Form of Common Stock Purchase Warrant to Purchase
              Key Common Stock issued in connection	with the WellTech
              Merger. (Incorporated by reference to the Company's Registration
              Statement	on Form S-4, Registration No. 353-369).

Exhibit 4.8 	 Common Stock Purchase Warrant to Purchase 75,000
              shares of Key Common Stock issued to	CIT Group/Credit
              Finance, Inc. (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 353-369).

Exhibit 10.1 	Employment Agreement between the Company and D.
              Kirk Edwards, dated as of July 20, 1993.	(Incorporated by
              reference to Exhibit 10 (b) to the Company's Report on Form
              8-K/A).

Exhibit 10.2 	Asset Purchase Agreement dated as of March 30, 1995
              between the Company and Clint Hurt and Associates, Inc. (Incorporated by reference to the Company's Report on Form 10-KSB dated June 30, 1995, File No. 1-8038).

Exhibit 10.3 	Non-Competition Agreement dated as of March 30,
              1995 between the Company, Clint Hurt and	Associates, Inc. and
              Clint Hurt.(Incorporated by reference to Exhibit 10(f) of the
              Company's	Report on Form 10-KSB dated June 30, 1995, File No.
              1-8038).

Exhibit 10.4*	Employment Agreement between Welltech, Inc. and
              Kenneth Hill, dated as of March 29, 1996.

Exhibit 10.5* Employment Agreement between Welltech, Inc. and
              Kenneth Huseman, dated as of March 29, 1996.

Exhibit 10.6* Letter Agreement between Van Greenfield and the
              Company dated May 15, 1996.

Exhibit 10.7* Amendment No. 2 to the Company's Employment with
              Agreement between Francis D. John and	the Company, dated as
              of May 15, 1996.

Exhibit 10.8*	Letter Agreement between Morton Wolkowitz and the
              Company dated June 3, 1996.

Exhibit 10.9*  Third Amended and restated Loan and Security
               Agreement between The CIT Group/Credit Finance, Inc., Yale E. Key, Inc., Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling,
               and	Welltech Eastern, Inc.

Exhibit 10.10* Cross-Collaterization and Cross-Guaranty
               Agreement among The CIT Group/Credit Finance, Inc., Yale E. Key, Inc., Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling,
               and	Welltech Eastern, Inc.

Exhibit 10.11* Guaranty Agreement among The CIT Group/Credit
	              Finance, Inc., Yale E. Key, Inc., Key	Energy Drilling, Inc.
               d/b/a Clint Hurt Drilling, and Welltech Eastern, Inc.

Exhibit 10.12* Asset Purchase Agreement between Hardy Oil & Gas
               USA, Inc. and Arch Petroleum, Inc.	dated as of April. 1996.

Exhibit 10.13* Asset Purchase Agreement between Arch Petroleum,
               Inc. to Odessa Exploration, Inc. dated as	of April 18, 1996.

Exhibit 10.14* General Conveyance by Arch Petroleum, Inc. to
               Odessa Exploration, Inc. dated as of January 1,	1996.

Exhibit 10.15 	Company's 1995 Stock Option Plan (Incorporated
               by reference to the Company's Registration	Statement on Form
               S-4, Registration No. 353-369).

Exhibit 10.16 	The Company's Outside Directors Stock Option Plan
               (Incorporated by reference to the	Company's Registration
               Statement on Form S-4, Registration No. 353-369).

Exhibit 22*    Subsidiaries of the Registrant.

Exhibit 27*    Financial Data Schedule.

		______________________________________

		* Filed herewith.

                               SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			                                  KEY ENERGY GROUP, INC.
                                          (Registrant)

  			                        	By /s/ Francis D. John
                              Francis D. John
                        						President, Chief Executive and Chief
Dated:  September  25, 1996			Financial Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  			       		By /s/ Francis D. John
                            		Francis D. John
                         					President, Chief Executive and Chief
Dated:  September  25, 1996 		Financial Officer and Director

                         					By /s/ Morton Wolkowitz
                          				Morton Wolkowitz
Dated:  September  25, 1996 		Chairman of the Board and Director

                         					By /s/ Van Greenfield
                         					Van Greenfield
Dated:  September  25, 1996 		Director

                         					By /s/ William Manly
                         					William Manly
Dated:  September  25, 1996	 	Director

                         					By /s/ Kevin P. Collins
                          				Kevin P. Collins
Dated:  September  25, 1996 		Director

                         					By /s/ W. Phillip Marcum
                         					W. Phillip Marcum
Dated:  September  25, 1996 		Director

                     	    				By /s/ Danny R. Evatt
                          				Danny R. Evatt
Dated:  September  25, 1996	 	Chief Accounting Officer