Form 10-Q
period 1996-09-30
KEY ENERGY GROUP INC
filed 1996-11-07
CIK 318996

___________________________________________________________


                             UNITED STATES

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C.  20549

                              FORM 10-Q

        (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September  30, 1996

                                or

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from     to

                      Commission file number   1-8038

                          KEY ENERGY GROUP, INC.

           (Exact name of registrant as specified in its charter)

           Maryland                                04-2648081
  (State or other jurisdiction of      (I.R.S. Employer incorporation or
   organization)                        Identification No.)

        Two Tower Center, Tenth Floor, East Brunswick, NJ      08816
            (Address of Principal executive offices)        (ZIP Code)

    Registrant's telephone number including area code:  (908)247-4822

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

Common Shares outstanding at October 15, 1996: 10,425,176

      ________________________________________________________________









                KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                INDEX

                                                 										          Page
                                                                    Number


	PART  I.  FINANCIAL INFORMATION

		Item 1.   Financial Statements                                 					3

		Item 2.   Management's Discussion and Analysis of
      			   Financial Condition and Results of Operations            	10


	PART  II. OTHER INFORMATION

		Item 1.   Legal Proceedings.				                                  		18

		Item 2.   Changes in Securities.                               					18

		Item 3.   Defaults Upon Senior Securities.	                      			18

		Item 4.   Submission of Matters to a Vote of Security
            Holders.                                                 	18

		Item 6.   Exhibits and Reports on Form 8-K.	                     			18


		Signatures.				                                                  			19





                Key Energy Group, Inc. and Subsidiaries
                      Consolidated Balance Sheets

                                      								    September 30,      June 30,
(Thousands, except share and per share data)		    	 	 1996	            1996
----------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash		                                  		 					$17,116	         	$3,240
    Restricted cash	                             					1,691            		971
    Accounts receivable, net	                   					22,482         		20,570
    Inventories			                               					1,979          		1,957
    Prepaid expenses and other current assets				    	1,170            		743
----------------------------------------------------------------------------
  Total Current Assets					                        		44,438         		27,481
----------------------------------------------------------------------------
  Property and Equipment:
    Oilfield service equipment	                 					69,136         		66,432
    Oil and gas well drilling equipment	          				5,185          		4,862
    Motor vehicles		                            						1,260          		1,159
    Oil and gas properties and other related
      equipment, successful efforts method     						17,946         		17,663
    Furniture and equipment	                       					806            		716
    Buildings and land		                         					5,339          		5,295
----------------------------------------------------------------------------
						                                            			99,672         		96,127
Accumulated depreciation & depletion		           			(10,890)        		(8,920)
----------------------------------------------------------------------------
Net Property and Equipment			                     			88,782         		87,207
----------------------------------------------------------------------------
  Other Assets				                                				9,518          		7,034
----------------------------------------------------------------------------
  Total Assets					                             			$142,738        	$121,722
============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable		                         					$12,745        		$11,086
    Other accrued liabilities		                  				10,139          	11,002
    Accrued interest		                           					1,081            		417
    Accrued income taxes			                           			53             		53
    Deferred tax liability	                       						310             	310
    Current portion of long-term debt		              			869          		1,471
----------------------------------------------------------------------------
  Total Current Liabilities					                   		25,197         		24,339
----------------------------------------------------------------------------
 Long-term debt, less current portion		           			63,061         		45,354
 Non-current accrued expenses				                   		4,909	          	4,909
 Deferred income taxes			                         				5,026          		4,244
 Minority interest				                             			1,309          		1,252

  Stockholders' equity:
    Common stock, $.10 par value; 25,000,000
    shares authorized, 10,425,176 and 10,413,513
    shares issued and outstanding at September 30,
    1996 and June 30, 1996,respectively		            	1,043          		1,041
    Additional paid-in capital	                 					32,819         		32,763
    Retained earnings		                          					9,374          		7,820
----------------------------------------------------------------------------
  Total Stockholders' Equity				                   		43,236         		41,624
----------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity		  			$142,738        	$121,722
============================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.





                       Key Energy Group, Inc. and Subsidiaries
                        Consolidated Statements of Operations

                             																				      Three Months Ended
                                   						                 September 30,
(Thousands, except per share data)		                 1996              1995
---------------------------------------------------------------------------
	REVENUES:
	   Oilfield services		                 		        	$27,311         		$9,767
	   Oil and gas			                                			1,525	           		816
	   Oil and gas well drilling			                    	2,324	         		1,602
	   Other, net                  		                 				302	           		213
---------------------------------------------------------------------------
                                            								31,462	        		12,398
---------------------------------------------------------------------------
	COSTS AND EXPENSES:
	   Oilfield services		                          			19,700	         		7,264
	   Oil and gas	                                  					513		           	265
	   Oil and gas well drilling		                    		1,881         			1,347
    Depreciation, depletion and amortization	    				2,095	           		823
	   General and administrative		                   		3,527	         		1,192
    Interest                                   						1,350           			438
---------------------------------------------------------------------------
                                           									29,066	        		11,329
---------------------------------------------------------------------------
Income before income taxes and minority interest  			2,396         			1,069
Income tax expense		                                			784	           		343
Minority interest in net income	                      		58	             		-
---------------------------------------------------------------------------
NET INCOME                                     					$1,554		          	$726
===========================================================================

	EARNINGS PER SHARE :
 	Primary:
	  Income before income taxes and
		 minority interest			                             	$0.22         			$0.15
	  Net income		                                   			$0.14         			$0.11

	Assuming full dilution:
	  Income before income taxes and
		 minority interest		                             		$0.20          		$0.15
	  Net income		                                  				$0.13         			$0.11

	WEIGHTED AVERAGE OUTSTANDING:
			Primary                                    						10,894         			6,914
  	Assuming full dilution	                      				16,974         			6,914

	See the accompanying notes which are an integral part of these
 consolidated financial	statements.






                				  Key Energy Group, Inc. and Subsidiaries
                       Consolidated Statements of Cash Flows


                            				                 						Three Months Ended
                                           										     September 30,
(Thousands)		                                 							1996	            	1995
---------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income		                              							$1,554            		$726

  Adjustments to reconcile income from
   operations to net cash provided
   by operations:
  Depreciation, depletion and amortization	     				2,095             		823
  Deferred income taxes	                        						784             		343
  Minority interest in net income					               	 58	               	-

  Change in assets and liabilities net of effects
   from the acquisitions:
    Increase in accounts receivable		          				(1,912)           		(498)
    Increase (decrease) in other current assets		 			(449)            		111
    Decrease (increase) in accounts payable and
     accrued expenses		                         						853            		(274)
   Increase in accrued interest 						               	664	            	  13
   Other assets and liabilities               							(631)	           	  (9)
---------------------------------------------------------------------------
  Net cash provided by operating activities		    			3,016           		1,235
---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures - Oilwell service
   operations	                                  			(2,900)	           	(886)
  Capital expenditures - Oil and gas operations	   			(41)	             	(7)
  Capital expenditures - Oil and gas well
   drilling operations	                            		(323)           		(140)
  Acquisitions - oil and gas operations		        				(281)           		(914)
---------------------------------------------------------------------------
 Net cash used in investing activities		       				(3,545)         		(1,947)
---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal payments on debt		                  					(899)	           	(904)
  Borrowings (payments) under line-of-credit		     			939	             	(66)
  Proceeds from exercised stock options			           		58	            	   -
  Proceeds from long-term debenture, net			      		50,440            		   -
  Repayment of long-term debt			               			(35,413)	               -
  Proceeds from long-term debt - other			          		   -           		1,305
---------------------------------------------------------------------------
 Net cash provided by financing activities		    			15,125             		335
---------------------------------------------------------------------------
  Net increase(decrease) in cash and
   restricted cash		                              	14,596            		(377)
  Cash and restricted cash at beginning
   of period		                                    		4,211           		1,275
---------------------------------------------------------------------------
  Cash and restricted cash at end of period			  		$18,807             	$898
===========================================================================

Supplemental cash flow disclosures:

   Interest paid		                            							$686            		$425



See the accompanying notes which are an integral part of these consolidated financial statements.





                Key Energy Group, Inc. and Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          September 30, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The consolidated financial information in this report includes the accounts of Key Energy Group, Inc. (the "Company") and its wholly-owned subsidiaries and was prepared in conformity with accounting policies used in the Annual Report on Form 10-K furnished for the preceding fiscal year.

The Company operates 332 well service and workover rigs, which is the third largest fleet of well service and workover rigs in the United States. The Company operates in Texas, Oklahoma, Michigan, the Appalachian Basin and Argentina and is a leader in each of its domestic markets. The Company provides maintenance and workover rigs to service producing oil and gas wells. Although the range and extent of services provided varies from region to region, as part of its well service business, the Company generally provides a full range of maintenance and workover rig services. These services include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include hot oiling, oil field liquid transportation, fishing tools and services, frac tank rental and salt water injection. The Company also is engaged in the production of oil and natural gas and contract drilling in the Permian Basin of West Texas.

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

In July 1996, the Company completed the offering of $52,000,000 of 7% convertible subordinated debentures due 2003 (the "Offering"). The Offering was a private offering pursuant to Rule 144A under the Securities Act. Proceeds from the Offering were used to substantially repay existing long-term debt (approximately $35.2 million). The remaining proceeds, together with proceeds of borrowings under existing credit arrangements, are intended to fund the expansion of the Company's services through acquisitions of businesses and assets and for working capital and general corporate purposes. See Note 3 to the Financial Statements for a more detailed description of the Offering.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1996, the statement of cash flows for the three months ended September 30, 1996 and 1995, and the results of operations for the three month periods then ended.

2.  BUSINESS AND PROPERTY ACQUISITIONS

Subsequent and Pending Acquisitions

Woodward Well Services, Inc.

In September 1996, the Company announced the completion of the acquisition of Woodward Well Services, Inc. for approximately $719,000. Woodward Well Services, Inc., which operates in Oklahoma and operates five oilwell service units and fishing tools, will be operated by the WellTech Mid-Continent Division of the Company.

Hitwell Surveys, Inc.

On September 25, 1996, the Company announced an agreement to aquire Hitwell Surveys, Inc. Consideration for the aquisition will be approximately $1.3 million. Hitwell Surveys, Inc., which operates in the Appalachian Basin and Michigan and operates eight well logging and perforating trucks, will be operated by the WellTech Eastern Division of the Company.

Brooks Well Servicing, Inc.

On October 30, 1996, the Company announced an agreement to acquire Brooks Well Servicing, Inc. Consideration for the acquisition will be approximately one million shares of the Company's common stock. Brooks Well Servicing, Inc. is a wholly-owned subsidiary of Hunt Oil Co. and operates 32 oilwell service rigs and ancillary equipment. Brooks Well Servicing, Inc. operates in the East Texas region and will be operated by the WellTech Mid-Continent Division of the Company.

Brownlee Well Service Inc.

In October, 1996, the Company consummated an agreement to acquire Brownlee Well Service, Inc.("Brownlee") and Integrity
Fishing and Rental Tools Inc., a wholly-owned subsidiary of Brownlee. Consideration for the acquisition is approximately $7 million which is a combination of the Company's common stock and cash. Brownlee, with operations in West Texas, owns 16 oilwell service rigs with ancillary equipment and a variety of oilfield fishing tools.
Brownlee will be operated by Yale E. Key, Inc.

B&L Hotshot, Inc.

On October 11, 1996, the Company announced an agreement to acquire B&L Hotshot, Inc. and five affiliated entities for approximately $5 million. B&L Hotshot, Inc. and its affiliates are based in Michigan and provide trucking and related services for producing oil and natural gas wells in that region. B&L Hotshot, Inc. will be operated by the WellTech Eastern Division of the Company.

Completed Acquisitions

WellTech, Inc.

On March 26, 1996, the Company acquired, through a merger, WellTech. Key was the surviving entity in the merger. Net consideration for the merger was 3,500,000 shares of the Company's common stock and warrants to purchase 500,000 additional shares. In the merger, WellTech stockholders received an aggregate of 4,929,962 shares of the Company's common stock and warrants to purchase 750,000 shares of the Company's common
stock at $6.75 per share.   As part of the merger, 1,429,962 of
the 1,635,000 shares of the Company's common stock owned by WellTech and previously issued warrants to purchase 250,000 shares of the Company's common stock at $5.00 per share were cancelled. WellTech's principal line of business was oil and gas well servicing and it operated in the Mid-Continent and
Northeast areas of the United States and in Argentina.   The
acquisition was accounted for using the purchase method.

Odessa Exploration Properties

In April of 1996, Odessa Exploration purchased approximately
$6.9 million of oil and gas producing properties from an unrelated company. Financing for the acquisition came from bank financing. The acquisition was accounted for using the purchase method.

3.  LONG-TERM DEBT

7 1/2% Convertible Subordinated Debentures

In July 1996, the Company completed the offering of $52,000,000 of 7 1/2% convertible subordinated debentures due 2003. The Offering was a private offering pursuant to Rule 144A under the Securities Act. Proceeds from the Offering were approximately $52,000,000 and were used to substantially repay existing long-term debt (approximately $35.4 million). The remaining proceeds are to be used to fund the expansion of the Company's services through acquisitions of businesses and assets, for working capital and general corporate purposes.

Long-term debt, which was repaid with proceeds from the Offering in July 1996, were the term note with CIT Group/Credit Finance, Inc. ("CIT") of approximately $21.2 million and all bank debt associated with Odessa Exploration, previously with Norwest Bank Texas, N.A. ("Norwest") of approximately $14.2 million.

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

Other Long-term Debt

As a result of the Offering described above and subsequent repayment of all long-term debt with CIT, except the lines of credit, the Company is currently renegotiating its overall credit facilities with CIT including, but not limited to, maximum credit availability, interest rate and maturity dates.

The CIT line of credit, ($10,849,000 approximate balance at September 30, 1996) currently requires monthly payments of interest at one and one-quarter percent above the stated prime rate of 8.25% at September 30, 1996. The line of credit is collateralized by the accounts receivable of Yale E. Key, Clint Hurt and WellTech Eastern. At September 30, 1996, there was no credit line availability.

4.  IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted FAS 121 effective as of July 1, 1996.   FAS
121 requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including sucessful efforts oil and gas companies, are required to adopt FAS 121 for fiscal years beginning after December 15, 1995.

In order to determine whether an impairment had occurred, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. Based on this process, no writedown in the carrying amount of the Company's proved properties was necessary at September 30, 1996.

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






                          KEY ENERGY GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.

The following discussion and analysis should be read in conjunction with the Company's audited 10-K for the year ended
June 30, 1996.

Overview

Fluctuations in well servicing activity historically have had a strong correlation with fluctuations in oil and gas prices. The Company seeks to minimize the effects of such fluctuations on its operations and financial condition through diversification of services, entry into new markets and customer alliances.

Since 1993, the Company has made a number of acquisitions, or is in the process thereof, which have significantly expanded the Company's operations:

Subsequent and Pending Acquisitions

	* Woodward Well Services, Inc.

  	In September 1996, the Company announced the completion of the
   acquisition of	Woodward Well Services, Inc. for approximately
   $719,000.  Woodward Well Services,	Inc., which operates in
   Oklahoma and operates five oilwell service units and fishing
	 	tools, will be operated by the WellTech Mid-Continent Division of the Company.

	* Hitwell Surveys, Inc.

  	On September 25, 1996, the Company announced an agreement to
   aquire Hitwell	Surveys, Inc. Consideration for the aquisition
   will be approximately $1.3 million.		Hitwell Surveys, Inc.,
   which operates in the Appalachian Basin and Michigan and
		 operates eight well logging and perforating trucks, will be
   operated by the WellTech	Eastern Division of the Company.

	* Brooks Well Servicing, Inc.

  	On October 30, 1996, the Company announced an agreement to
   acquire Brooks Well 		Servicing, Inc. ("Brooks").  Brooks is a
   wholly-owned subsidiary of Hunt Oil Co.	and operates 32 oilwell
   service rigs and ancillary equipment.  Brooks operates in the
   East	Texas region and will be operated by the WellTech
   Mid-Continent Division of the	Company.

	* Brownlee Well Service Inc.

  	In October, 1996, the Company announced an agreement to acquire
   Brownlee Well	Service, Inc. ("Brownlee") and Integrity Fishing
   and Rental Tools Inc., a wholly-owned subsidiary of Brownlee. Brownlee, with operations in West Texas, owns 16 oilwell
		 service rigs with ancillary equipment and a variety of
   oilfield fishing tools.  Brownlee	will be operated by Yale E.
   Key, Inc.

	* B&L Hotshot, Inc.

   On October 11, 1996, the Company announced an agreement to acquire B&L Hotshot, Inc. and five affiliated entities for approximately $5 million. B&L Hotshot, Inc. and its affiliates are based in Michigan and provide trucking and related services for producing oil and natural gas in that region. B&L Hotshot, Inc. will be operated by the WellTech Eastern Division of the Company.

Completed Acquisitions

 * Odessa Exploration Properties

   In April 1996, Odessa Exploration consummated the purchase of $6.9 million of oil and gas properties, and as a result, acquired additional oil and gas producing properties with daily average net production of 240 barrels of oil and
   1.5 million cubic feet of natural gas.

 * WellTech

   In March 1996, WellTech, a well services provider, merged into the Company, doubling the Company's fleet of well service and workover rigs and adding two oil and gas drilling rigs to the Company's contract drilling operations. WellTech now operates as WellTech
   Eastern and has two operating divisions, WellTech
   Mid-Continent Division and WellTech Eastern Division.

 * Clint Hurt Drilling

   In March 1995, the Company acquired four oil and gas drilling rigs from Clint Hurt.

 * WellTech West Texas

   In August 1994, the Company acquired 58 well service and workover rigs and other well service equipment in West Texas from WellTech.

 * Odessa Exploration, Inc.

   In July 1993, the Company acquired Odessa Exploration, an oil and gas production company.

In addition to the above acquisitions, the Company has acquired several smaller oilwell service related entities and expanded its ancillary equipment services.

Other Recent Developments

In July 1996, the Company completed the offering of $52,000,000 of 7% convertible subordinated debentures due 2003 (the "Offering"). The Offering was a private offering pursuant to Rule 144A under the Securities Act. Net proceeds from the Offering were used substantially to repay existing long-term debt (approximately $35.2 million). The remaining proceeds, together with proceeds of borrowings under existing credit arrangements, are intended to fund the expansion of the Company's services through acquisitions of businesses and assets and for working capital and general corporate purposes. See
Note 3 to the Financial Statements for a more detailed description, (including an interest rate increase), of the Offering.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1996 VERSUS QUARTER ENDED SEPTEMBER
30, 1995

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Operating results for the quarter ended September 30, 1996 include the Company's oilfield well service operations conducted by its wholly-owned subsidiaries, Yale E. Key, Inc. ("Yale E. Key") and WellTech Eastern, Inc., ("WellTech Eastern"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration, Inc. ("Odessa Exploration") and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is engaged in oil and natural gas well contract drilling. In addition, the Company conducts oilfield services in Argentina through its 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentinian corporation.

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

The Company

Revenues of the Company for the quarter ended September 30, 1996 increased $19,064,000 or 154% to $31,462,000 from $12,398,000 for the quarter ended September 30, 1995, while net income of $1,554,000 increased $828,000 or 114% from the 1995 quarter total of $726,000. The increase in revenues was primarily due to the increased oil and gas revenues from Odessa
Exploration, increased oilwell service equipment utilization and the acquisition of the WellTech Eastern operations from the date of acquisition of March 26, 1996 (see Note 2 ). The increase in quarterly 1996 net income over the quarterly 1995 net income is partially attributable to the acquisition of WellTech, but is also a result of an increase in oilwell service equipment utilization and a decrease in total consolidated Company costs and expenses as a percent of total revenues.

Oilfield Services

Oilfield services are performed by Yale E. Key and WellTech Eastern. Yale E. Key conducts oilfield services primarily in West Texas, while WellTech Eastern conducts oilfield services in the mid-continent region of the United States (primarily in Oklahoma) through its operating division, WellTech Mid-Continent, and in the Northeastern United States (primarily in Michigan, Pennsylvania and West Virginia) through its operating division; WellTech Eastern. In addition, the Company conducts oilfield services in Argentina through its 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentinian corporation.

Oilfield service revenues increased $17,544,000 or 180% from $9,767,000 for the 1995 quarter to $27,311,000 for the 1996 quarter. The increase in revenues is primarily attributable to higher equipment utilization as the result of an increase in demand for oilfield services and the acquisition of WellTech Eastern whose operating results are included for the current quarter but not for the comparable 1995 quarter. In addition, Yale E. Key diversified oilfield services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations.

Oilfield service expenses increased $12,436,000 or 171% from $7,264,000 for the 1995 quarter to $19,700,000 for the current 1996 quarter. The increase was due primarily to the acquisition of WellTech on March 26, 1996 and the increased demand for oilfield services. In addition, the Company has continued to expand its services, offering ancillary services and equipment such as oilwell fishing tools, blow-out preventers and oilwell frac tanks.

Oil and Natural Gas Exploration and Production

Oil and natural gas exploration and production operations are performed by Odessa Exploration. Revenues from oil and gas activities increased $709,000 or 87% from $816,000 during the quarter ended September 30, 1995 to $1,525,000 for the current quarter. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996, higher oil and natural gas prices for the current year, and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party, which almost doubled the size of Odessa Exploration.

Of the total $1,525,000 of revenues for the quarter ended September 30, 1996, approximately $1,319,000 was from the sale of oil and gas - 29,823 barrels of oil at an average price of $21.28 per barrel and 337,330 MCF of natural gas at an average price of $2.03 per MCF. The remaining $206,000 of revenues represented primarily administrative fee income and other miscellaneous income.

Expenses related to oil and gas activities increased $248,000 or 94% from $265,000 for the 1995 quarter to $513,000 for current 1996 quarter. The increase in expenses was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996 and the April 1996 purchase of $6.9 million in oil and gas properties which almost doubled the size of Odessa Exploration.

Oil and Natural Gas Well Drilling

Oil and natural gas well drilling operations are performed by Clint Hurt Drilling. Oil and natural gas well drilling revenues increased $722,000 or 45% from $1,602,000 for the 1995 quarter to $2,324,000 for the 1996 quarter. The increase in revenues is primarily attributable to higher equipment utilization and an increase pricing structure. In addition, two drilling rigs were acquired in the March 1996 merger with WellTech Eastern.

Expenses related to oil and natural gas well drilling activities increased $534,000 or 40% from $1,347,000 for the 1995 quarter to $1,881,000 for current 1996 quarter. The increase in expenses is attributable to higher equipment utilization and the addition of two drilling rigs as the result of the WellTech merger.

Interest Expense

Interest expense increased $912,000 or 208% to $1,350,000 for the current 1996 quarter from $438,000 for the 1995 comparable quarter. The increase was primarily the result of the issuance of $52 million in principal amount of 7 1/2% Convertible
Subordinated Debentures, (see Note 3).

General and Administrative Expenses

General and administrative expenses are comprised of the Company's and all its subsidiaries general and administrative expenses. These expenses increased $2,335,000, or 196%, to $3,527,000 for the current 1996 quarter from $1,192,000 for the comparable 1995 quarter. The increase was primarily attributable to the Company's recent acquisitions and expanded services.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,272,000, or 155%, to $2,095,000 for the current 1996 quarter from $823,000 for the comparable 1995 quarter. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisition of WellTech. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas.

Income Taxes

Income tax expense of $2,396,000 for current 1996 quarter increased from $1,069,000 in income tax expense for the
comparable 1995 quarter.   The increase in income taxes is
primarily due to the increases in operating income. However, the Company does not expect to be required to remit a significant amount of the $2,396,000 in total federal income taxes for fiscal year 1997, because of the availability of net operating loss carryforwards,accelerated depreciation and drilling tax credits.

Cash Flow

Net cash provided by operating activities increased $1,839,000 from $1,235,000 during the comparable 1995 quarter to $3,074,000 for the current 1996 quarter. The increase is attributable primarily to increases in net income and increases in the Company's depreciation, depletion and amortization expense, as well as an increase in accounts receivable.

Net cash used in investing activities increased from $1,947,000 for the comparable 1995 quarter to $3,545,000 for the current 1996 quarter. The increase is primarily the result of increased capital expenditures for oilwell service operations associated with the acquisition of WellTech. This increase is partially offset by a decrease in expenditures for oil and gas properties.

Net cash provided by financing activities was $15,067,000 for the current 1996 quarter as compared to $335,000 in net cash provided by financing activities for the comparable 1995 quarter. The increase is primarily the result of the proceeds from the issuance of the Company's 7 1/2% debenture which is partially off-set by the repayment of previously existing long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had $17,116,000 in cash as compared to $3,240,000 in cash at June 30, 1996.

The Company has projected $6.5 million for oilfield service capital expenditures for fiscal 1997 as compared to $5.2 million for fiscal 1996. Oilfield service capital expenditures for the current quarter of $2.9 million are expected to significantly decrease through the remaining fiscal 1997 fiscal year. Capital expenditures are expected to be primarily capitalized improvement costs to existing equipment and machinery. The Company expects to finance these capital expenditures utilizing the operating cash flows of the Company.

Odessa Exploration is forecasting outlays of approximately $6.0 million in development costs for fiscal 1997, as compared to $9.8 million during fiscal 1996. Financing is expected to come from borrowings.

Clint Hurt Drilling has forecast approximately $500,000 for oil and gas drilling capital expenditures for fiscal 1997 primarily for improvements to existing equipment and machinery compared to $598,000 for fiscal 1996. Such outlays are treated as capital costs. Financing is expected to come from existing cash flow.

Debt

In July 1996, the Company completed the offering of $52,000,000 of 7 1/2% convertible subordinated debentures due 2003. The Offering was a private offering pursuant to Rule 144A under the Securities Act. Net proceeds from the Offering were used to substantially repay existing long-term debt (approximately $35.2 million). The remaining proceeds are intended to fund the expansion of the Company's services through acquisitions of businesses and assets and for working capital and general corporate purposes. Long-term debt which was repaid with proceeds from the Offering in July 1996 included the term note with CIT Group/Credit Finance, Inc. ("CIT") of approximately $21.2 million and all bank debt associated with Odessa Exploration, previously with Norwest Bank Texas, N.A. ("Norwest"), of approximately $14.2 million.

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

Impact of SFAS 121

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. The application of SFAS 121 will require periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. The Company implemented SFAS 121 on July 1, 1996 (see Note 4).

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

       		 None.

		Item 3. Defaults Upon Senior Securities.

       		 None.

		Item 4. Submission of Matters to a Vote of Security Holders.

      			 None

		Item 6. Exhibits and Reports on Form 8-K.

   		(a) The following exhibit is filed as a part of the Form 10-Q:

		               Number                    Description

			     11(a)		Statement - Computation of per share earnings.
         						Filed herewith as part of the Condensed
								       Consolidated Financial Statements).

			     27(a)		Statement - Financial Data Schedule (Filed
         						herewith as part of the Condensed Consolidated
         						Financial Statements).

	  	(b) There were no reports filed on form 8-K during the quarter ended September 30, 1996.










                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          							KEY ENERGY GROUP, INC.
 						                              (Registrant)


                               		By /s/ Francis D. John
                                    President, Chief Executive Officer
Dated: November 6, 1996     			     and Chief Financial Officer

                             				By /s/ Danny R. Evatt
Dated: November 6, 1996             Vice President and Chief
                                    Accounting Officer