Form 10-Q
period 1996-12-31
KEY ENERGY GROUP INC
filed 1997-02-14
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       or

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

            Common Shares outstanding at February 13, 1997: 11,658,131

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                           Page
                                                                          Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                 3

Item 2. Management's Discussion and Analysis of
Financial Condition and Results of Operations                               11

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.                                                  20

Item 2. Changes in Securities.                                              20

Item 3. Defaults Upon Senior Securities.                                    20

Item 4. Submission of Matters to a Vote of Security Holders.                20

Item 6. Exhibits and Reports on Form 8-K.                                   20

Signatures.                                                                 23

                     Key Energy Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                                   December 31,   June 30,
(Thousands, except share and per share data)                                           1996         1996
----------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash ........................................................................   $   9,283    $   3,240
    Restricted cash .............................................................       1,629          971
    Accounts receivable, net ....................................................      27,373       20,570
    Inventories .................................................................       1,942        1,957
    Prepaid expenses and other current assets ...................................         928          743
                                                                                     --------    ---------
  Total Current Assets ..........................................................      41,155       27,481
                                                                                     --------    ---------
  Property and Equipment:
    Oilfield service equipment ..................................................     104,450       66,432
    Oil and gas well drilling equipment .........................................       5,455        4,862
    Motor vehicles ..............................................................       1,260        1,159
    Oil and gas properties and other related equipment, successful efforts method      18,960       17,663
    Furniture and equipment .....................................................         921          716
    Buildings and land ..........................................................       5,339        5,295
                                                                                    ---------    ---------
                                                                                      136,385       96,127
Accumulated depreciation & depletion ............................................     (12,983)      (8,920)
                                                                                    ---------    ---------
Net Property and Equipment ......................................................     123,402       87,207
                                                                                    ---------    ---------
  Other Assets ..................................................................      10,396        7,034
                                                                                    ---------    ---------

  Total Assets ..................................................................   $ 174,953    $ 121,722
                                                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable ............................................................   $  13,318    $  11,086
    Other accrued liabilities ...................................................       8,830       11,002
    Accrued interest ............................................................         134          417
    Accrued income taxes ........................................................         118           53
    Deferred tax liability ......................................................         310          310
    Current portion of long-term debt ...........................................       1,351        1,471
                                                                                     ---------   ---------
  Total Current Liabilities .....................................................      24,061       24,339
                                                                                     ---------   ---------
  Long-term debt, less current portion ..........................................      75,452       45,354
  Non-current accrued expenses ..................................................       4,909        4,909
  Deferred income taxes .........................................................      11,583        4,244
  Minority interest .............................................................       1,260        1,252

  Stockholders' equity:
    Common stock, $.10 par value; 25,000,000
      shares authorized, 11,483,131 and 10,413,513 shares issued and
      outstanding at December 31, 1996 and  June 30, 1996, respectively .........       1,148        1,041
    Additional paid-in capital ..................................................      45,123       32,763
    Retained earnings ...........................................................      11,417        7,820
                                                                                      --------   ---------
  Total Stockholders' Equity ....................................................      57,688       41,624
                                                                                      --------   ---------

  Total Liabilities and Stockholders' Equity ....................................   $ 174,953    $ 121,722
                                                                                      =======    =========

See the accompanying notes which are an integral part of these consolidated financial statements.

                              Key Energy Group, Inc. and Subsidiaries
                               Consolidated Statements of Operations

                                                            Three                   Six
                                                          Months Ended          Months Ended
                                                          December 31,           December 31,
(Thousands, except per share data)                      1996        1995       1996       1995
-------------------------------------------------------------------------------------------------
   Oilfield services .............................   $ 31,708    $  9,381   $ 59,019   $ 19,148
   Oil and gas ...................................      2,088         911      3,613      1,727
   Oil and gas well drilling .....................      2,359       2,057      4,683      3,659
   Other revenues, net ...........................         42          45        344        258
                                                     --------    --------   --------   --------
                                                       36,197      12,394     67,659     24,792
                                                     --------    --------   --------   --------
COSTS AND EXPENSES:
   Oilfield services .............................     23,066       6,889     42,766     14,153
   Oil and gas ...................................        773         354      1,286        619
   Oil and gas well drilling .....................      1,963       1,388      3,844      2,735
   Depreciation, depletion and amortization ......      2,342         971      4,437      1,794
   General and administrative ....................      3,735       1,198      7,262      2,390
   Interest ......................................      1,296         439      2,646        877
                                                     --------    --------   --------   --------
                                                       33,175      11,239     62,241     22,568
                                                     --------    --------   --------   --------

Income before income taxes and minority interest .      3,022       1,155      5,418      2,224
Income tax expense ...............................      1,029         387      1,813        730
Minority interest in net income ..................        (50)          -          8          -
                                                     --------    --------   --------   --------

NET INCOME .......................................   $  2,043    $    768   $  3,597   $  1,494
                                                     ========    ========   ========   ========

EARNINGS PER SHARE:

Primary:
  Income before income taxes and minority interest   $   0.26    $   0.17   $   0.48   $   0.32
  Net income .....................................   $   0.18    $   0.11   $   0.32   $   0.22

Assuming full dilution:
  Income before income taxes and minority interest   $   0.24    $   0.17   $   0.44   $   0.32
  Net income .....................................   $   0.16    $   0.11   $   0.29   $   0.22


WEIGHTED AVERAGE SHARES OUTSTANDING:
Primary ..........................................     11,634       6,914     11,286      6,914
Assuming full dilution ...........................     17,027       6,914     16,813      6,914


See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                         Three                   Six
                                                                     Months Ended            Months Ended
                                                                     December 31,            December 31,
(Thousands)                                                        1996        1995         1996       1995
------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................   $  2,043    $    768    $  3,597    $  1,494
  Adjustments to reconcile income from operations to
    net cash provided (used) by operations:
  Depreciation, depletion and amortization ..................      2,342         971       4,437       1,794
  Deferred income taxes .....................................      1,029         387       1,813         730
  Minority interest in net income ...........................        (50)          -           8           -
  Change in assets and liabilities net of effects from acquisitions:
    (Increase) decrease in accounts receivable ..............     (1,761)        279      (3,673)       (219)
    (Increase) decrease in other current assets .............        352         (21)        (97)         90
    Decrease in accounts payable and accrued expenses .......     (3,922)       (533)     (3,069)       (807)
    Increase (decrease) in accrued interest .................       (947)         10        (283)         23
    Other assets and liabilities ............................       (175)        (50)       (806)        (59)
                                                                 ---------   ---------   ---------   --------
  Net cash provided  (used) by operating activities .........     (1,089)      1,811       1,927       3,046
                                                                 ---------   ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Oilwell service operations .........     (3,049)       (841)     (5,949)     (1,727)
  Capital expenditures - Oil and gas operations .............       (975)          -      (1,016)         (7)
  Capital expenditures - Oil and gas well drilling operations       (268)       (220)       (591)       (360)
  Cash received in acquisitions .............................         50           -          50           -
  Acquisitions - oilwell service operations .................    (13,278)          -     (13,278)          -
  Expenditures for oil and gas properties ...................          -      (1,236)       (281)     (2,150)
                                                                 ---------   ---------   ---------   --------
  Net cash used in investing activities .....................    (17,520)     (2,297)    (21,065)     (4,244)
                                                                 ---------   ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt ................................       (154)       (514)     (1,053)     (1,418)
  Borrowings (payments) under line-of-credit ................        368          38       1,307         (28)
  Proceeds from exercised stock options .....................          -           -          58           -
  Proceeds from long-term debenture, net ....................          -           -      50,440           -
  Repayment of long-term debt ...............................          -           -     (35,413)          -
  Proceeds from long-term debt - other ......................     10,500       1,019      10,500       2,324
                                                                 ---------   ---------   ---------   --------
  Net cash provided by financing activities .................     10,714         543      25,839         878
                                                                 ---------   ---------   ---------   --------
  Net increase (decrease) in cash and restricted cash .......     (7,895)         57       6,701        (320)
  Cash and restricted cash at beginning of period ...........     18,807         898       4,211       1,275
                                                                 ---------   ---------   ---------   --------
  Cash and restricted cash at end of period .................   $ 10,912    $    955    $ 10,912    $    955
                                                                 =========   =========   =========   ========

Supplemental cash flow disclosures:
  Interest paid .............................................   $  2,243    $    429    $  2,929    $    854

See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The consolidated financial information in this report includes the accounts of Key Energy Group, Inc. (the "Company") and its wholly-owned subsidiaries and was prepared in conformity with accounting policies used in the Annual Report on Form 10-K furnished for the preceding fiscal year.

As of February 13, 1997, the Company operates 392 well service and workover rigs, which is the third largest fleet of well service and workover rigs in the United States. The Company operates in Texas, Oklahoma, New Mexico, Michigan, the Appalachian Basin and Argentina and is a leader in each of its domestic markets. The Company generally provides a full range of maintenance and workover rig services to oil and gas producers in each of its operating regions. These services include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include hot oiling, oil field liquid transportation, storage and disposal, and fishing tools and services. The Company also is engages in the production of oil and natural gas and contract drilling in the Permian Basin of West Texas.

The Company conducts its operations primarily through four wholly-owned subsidiaries: Yale E. Key, Inc. ("Yale E. Key"); WellTech Eastern, Inc. ("WellTech Eastern"); Odessa Exploration Incorporated ("Odessa Exploration"); and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt"). In addition, Key operates in Argentina through its 63% ownership in Servicios WellTech, S.A. ("Servicios"). WellTech Eastern operates through two divisions; WellTech Mid-Continent Division and WellTech Eastern Division. Yale E. Key,
WellTech Eastern and Servicios provide oil and gas well services. Odessa Exploration is engaged in the production of oil and gas and Clint Hurt provides contract oil and gas well drilling services.

In July 1996, the Company completed the offering of $52,000,000 of 7% convertible subordinated debentures due 2003 (the "Offering"). The Offering was a private offering pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). Proceeds from the Offering were used to substantially repay existing long-term debt (approximately $35.4 million). The remaining proceeds, together with proceeds from borrowings under existing credit arrangements, were used to fund the expansion of the Company's operations through acquisitions of businesses and assets and for working capital and general corporate purposes. See Note 3 for a more detailed description of the Offering.

Odessa Exploration utilizes the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs and geological and geophysical costs (if any), are expensed. Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves expressed as net equivalent barrels as reviewed by independent petroleum engineers. The carrying amounts of properties sold or otherwise disposed of and the related allowance for depletion are eliminated from the accounts and any gain/loss is included in results of operations.

Odessa Exploration's aggregate oil and gas properties are stated at cost, not in excess of total estimated future net revenues net of related income tax effects.

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of December 31, 1996, the statement of cash flows for the three and six months ended December 31, 1996 and 1995, and the results of operations for the three and six month periods then ended.

2.  BUSINESS AND PROPERTY ACQUISITIONS

Since September 30, 1996, the Company has completed eight acquisitions of unrelated oil and gas well service businesses.

Acquisitions  Completed  after December 31, 1996

Cobra Industries, Inc.

Effective as of January 13, 1997, the Company completed the purchase of Cobra Industries, Inc. ("Cobra") for $5 million in cash and 175,000 shares of
the  Company's  common  stock.   Cobra  operates  26  oilwell  service  rigs  in
southeastern New Mexico.

Oklahoma Trucking and Well Service Rigs.

Effective as of January 7, 1997, the Company completed the acquisition of the assets of an Oklahoma trucking and well service company (the "Seller") for $2.7 million in cash. The Seller operated three oilwell service rigs, 21 trucks and related fluid transportation and disposal assets in Oklahoma, which assets are currently operated by the WellTech Mid-Continent Division of WellTech Eastern.

Acquisitions Completed During the Three-Months Ended December 31, 1996

Woodward Well Service, Inc.

Effective as of October 1, 1996, the Company completed the acquisition of Woodward Well Service, Inc. ("Woodward") for 75,000 shares of the Company's common stock and approxiately $100,000 in cash, most of which is payable over a four-year period. Woodward operated five oilwell service units and a fishing tool business in Oklahoma, which operations are currently conducted by the WellTech Mid-Continent Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

Hitwell Surveys, Inc.

Effective as of December 2, 1996, the Company completed the purchase of Hitwell Surveys, Inc. ("Hitwell") for approximately $1.3 million in cash. Hitwell operates eight oilwell logging and perforating trucks in the Appalachian Basin and Michigan. The acquisition was accounted for using the purchase method.

Brooks Well Servicing, Inc.

Effective as of December 4, 1996, the Company completed the acquisition of Brooks Well Servicing, Inc. ("Brooks") for 917,500 shares of the Company's common stock. Brooks was a wholly-owned subsidiary of Hunt Oil Company and operated 32 oilwell service rigs and ancillary equipment in east Texas, which operations are currently conducted by the WellTech Mid-Continent Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

Brownlee Well Service Inc.

Effective as of October 24, 1996, the Company completed the purchase of Brownlee Well Service, Inc. ("Brownlee") and Integrity Fishing and Rental Tools Inc. ("Integrity"). Consideration for the acquisition was $6.5 million in cash and 61,069 shares of the Company's common stock. Brownlee and Integrity operate 16 oilwell service rigs with ancillary equipment and a variety of oilfield fishing tools in west Texas. The acquisition was accounted for using the purchase method.

B & L Hotshot, Inc.

Effective as of December 13, 1996, the Company completed the acquisition of B&L Hotshot, Inc. and affiliated entities ("B&L") for $4.9 million in cash. B&L provides trucking and related services for oil and natural gas wells in Michigan, which operations are currently conducted by the WellTech Eastern Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

Energy Air Drilling Services Co.

Effective as of November 1, 1996, the Company completed the acquisition of certain assets of Energy Air Drilling Services Co. ("Energy Air") for $500,000 in cash and 4,386 shares of the Company's common stock. Energy Air operated four air drilling packages in west Texas, which operations are currently conducted by Yale E. Key. The acquisition was accounted for using the purchase method.

Prior Acquisitions

WellTech, Inc.

On March 26,  1996,  the Company  completed  the merger of  WellTech,  Inc.
("WellTech") into the Company. The net consideration for the merger was 3,500,000 shares of the Company's common stock and warrants to purchase 500,000 additional shares of Common Stock at an exercise price of $6.75 per share. WellTech conducted oil and gas well servicing operations in the Mid-Continent and Northeast areas of the United States and in Argentina. The acquisition was accounted for using the purchase method.

Odessa Exploration Properties

In April of 1996, Odessa Exploration purchased approximately $6.9 million in cash of oil and gas producing properties from an unrelated company proceeds from bank borrowings, which indebtedness was subsequently repaid (See Note 3). The acquisition was accounted for using the purchase method.

3.  LONG-TERM DEBT

7% Convertible Subordinated Debentures

In July 1996, the Company completed the offering of $52,000,000 of 7% convertible subordinated debentures due 2003 (the "Offering"). The Offering was a private offering pursuant to Rule 144A under the Securities Act. Gross proceeds from the Offering were $52,000,000 and were used to substantially repay existing long-term debt (approximately $35.4 million). The remaining proceeds were used to fund the expansion of the Company's operations through acquisitions of businesses and assets, for working capital and general corporate purposes.

The long-term debt that was repaid with proceeds from the Offering  consisted of (i) indebtedness under the term notes with CIT Group/Credit Finance, Inc. ("CIT") aggregating approximately $21.2 million and (ii) all indebtedness owed by Odessa Exploration to Norwest Bank Texas, N.A. ("Norwest") totaling approximately $14.2 million.

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

The Debentures are not redeemable before July 15, 1999. Thereafter, the Debentures will be redeemable at the option of the Company in whole or part, at the declining redemption prices set forth in the original Debenture prospectus, together with accrued and unpaid interest thereon. The Debentures also may be redeemed at the option of the holder if there is a change in control (as defined in the original Debenture prospectus) at 100% of their principal amount, together with accrued and unpaid interest thereon.

Pursuant to the terms of the Indenture governing the rights of the holders of the Offering, the Company was required to obtain Servicios' guarantee of the Company's indebtedness under the Offering and agreed to increase the interest rate payable on the Offering to 7 1/2% in the event such guarantee was not obtained. To date, such guaranty has not been obtained, and, therefore, the Offering is currently accruing interest at a rate of 7 1/2%. The Company made its first interest payment on December 31, 1996.

Other Long-term Debt

In November 1996, the Company completed the renegotiation of its credit facilities with CIT consisting of a line of credit and a term loan for each of WellTech Eastern, Yale E. Key and Clint Hurt. The renegotiated term and credit facilities include a maximum credit availability of the lesser of (i) $40 million, or (ii) an amount subject to certain asset valuations determined by CIT. Also, the renegoitiated term and credit facilities include an interest rate at one-half percent above the stated prime rate, which was 8.25% at December 31, 1996, an extension of the maturity dates and a decrease in prepayment penalties.

The CIT line of credit, as amended, ($11,058,000 approximate balance at December 31, 1996) requires monthly payments of interest and is collateralized by the accounts receivable of Yale E. Key, Clint Hurt and WellTech Eastern. At December 31, 1996, there was no credit line availability.

The CIT note, as amended, ($10,500,000 approximate balance at December 31, 1996) requires monthly payments of interest and is collateralized by all of the assets of Yale E. Key, Clint Hurt and WellTech Eastern. At December 31, 1996, there was approximately $8.9 million in unused term loan.

In addition to the CIT credit facilities, Odessa Exploration has funded its operations and acquisitions in part through a credit facility with Norwest. All amounts previously owed by Odessa Exploration under the Norwest facility were paid using a portion of the proceeds from the Offering. Effective as of January 31, 1997, Odessa Exploration completed the renegotiation of the Norwest credit facility, which, among other things, increased its borrowing base to $18 million, none of which has been advanced as of February 13, 1997.

4.  IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted FAS 121 effective as of July 1, 1996. FAS 121 requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including successful efforts oil and gas companies, are required to adopt FAS 121 for fiscal years beginning after December 15, 1995.

In order to determine whether an impairment had occurred, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. Based on this process, no writedown in the carrying amount of the Company's proved properties was necessary at December 31, 1996.

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

Since 1993, the Company has made a number of acquisitions, or is in the process thereof, which have significantly expanded the Company's operations:

Acquisitions Completed after December 31, 1996

*  Cobra Industries, Inc.

     Effective as of January 13, 1997, the Company completed the purchase of Cobra Industries, Inc.("Cobra") for $5 million in cash and 175,000 shares of the Company's common stock. Cobra operates 26 oilwell service rigs in southeastern New Mexico.

*  Oklahoma Trucking and Well Service Rigs.

     Effective as of January 7, 1997, the Company completed the acquisition of the assets of an Oklahoma trucking and well service company (the "Seller") for $2.7 million in cash. The Seller operated three oilwell service rigs, 21 trucks and related fluid transportation and disposal assets in Oklahoma, which assets are currently operated by the WellTech Mid-Continent Division of WellTech Eastern.

Acquisitions Completed During the Three-Months Ended December 31, 1996

*  Woodward Well Service, Inc.

     Effective as of October 1, 1996, the Company completed the acquisition of Woodward Well Service, Inc. ("Woodward") for 75,000 shares of the Company's common stock and approxiately $100,000 in cash, most of which is payable over a four-year period. Woodward operated five oilwell service units and a fishing tool business in Oklahoma, which operations are currently conducted by the WellTech Mid-Continent Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

*  Hitwell Surveys, Inc.

     Effective as of December 2, 1996, the Company completed the purchase of Hitwell Surveys, Inc. ("Hitwell") for approximately $1.3 million in cash. Hitwell operates eight oilwell logging and perforating trucks in the Appalachian Basin and Michigan. The acquisition was accounted for using the purchase method.

*  Brooks Well Servicing, Inc.

     Effective as of December 4, 1996, the Company completed the acquisition of Brooks Well Servicing, Inc. ("Brooks") for 917,500 shares of the Company's common stock. Brooks was a wholly-owned subsidiary of Hunt Oil Company and operated 32 oilwell service rigs and ancillary equipment in east Texas, which operations are currently conducted by the WellTech Mid-Continent Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

*  Brownlee Well Service Inc.

     Effective as of October 24, 1996, the Company completed the purchase of Brownlee Well Service, Inc. ("Brownlee") and Integrity Fishing and Rental Tools Inc. ("Integrity"). Consideration for the acquisition was $6.5 million in cash and 61,069 shares of the Company's common stock. Brownlee and Integrity operate 16 oilwell service rigs with ancillary equipment and a variety of oilfield fishing tools in west Texas. The acquisition was accounted for using the purchase method.

*  B & L Hotshot, Inc.

     Effective as of December 13, 1996, the Company completed the acquisition of B&L Hotshot, Inc. and affiliated entities ("B&L") for $4.9 million in cash. B&L provides trucking and related services for oil and natural gas wells in Michigan, which operations are currently conducted by the WellTech Eastern Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

*  Energy Air Drilling Services Co.

     Effective as of November 1, 1996, the Company completed the acquisition of certain assets of Energy Air Drilling Services Co. ("Energy Air") for $500,000 in cash and 4,386 shares of the Company's common stock. Energy Air operated four air drilling packages in west Texas, which operations are currently conducted by Yale E. Key. The acquisition was accounted for using the purchase method.

Prior Acquisitions

*  WellTech, Inc.

     On March 26, 1996, the Company completed the merger of WellTech, Inc. ("WellTech") into the Company. The net consideration for the merger was 3,500,000 shares of the Company's common stock and warrants to purchase 500,000 additional shares of Common Stock at an exercise price of $6.75 per share. WellTech conducted oil and gas well servicing operations in the Mid-Continent and Northeast areas of the United States and in Argentina. The acquisition was accounted for using the purchase method.

*  Odessa Exploration Properties

     In April of 1996, Odessa Exploration purchased approximately $6.9 million in cash of oil and gas producing properties from an unrelated company proceeds from bank borrowings, which indebtedness was subsequently repaid (See Note 3). The acquisition was accounted for using the purchase method.

Other Recent Developments

In July 1996, the Company completed the offering of $52,000,000 of 7% convertible subordinated debentures due 2003 (the "Offering"). The Offering was a private offering pursuant to Rule 144A under the Securities Act. Net proceeds from the Offering were used substantially to repay existing long-term debt (approximately $35.4 million). The remaining proceeds, together with proceeds from borrowings under existing credit arrangements, were used to fund the expansion of the Company's operations through acquisitions of businesses and assets and for working capital and general corporate purposes. See Note 3 to the Financial Statements for a more detailed description, (including an increase in the interest rate), of the Offering.

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1996 VERSUS QUARTER ENDED DECEMBER 31, 1995

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Operating results for the quarter ended December 31, 1996 include the Company's oilfield well service operations conducted by its wholly-owned subsidiaries, Yale E. Key, Inc. ("Yale E. Key") and WellTech Eastern, Inc., ("WellTech Eastern"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration, Inc. ("Odessa Exploration") and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is engaged in oil and natural gas well contract drilling. In addition, the Company conducts oilfield services in Argentina through its 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentinean corporation.

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

The Company

Revenues of the Company for the quarter ended December 31, 1996 increased $23,803,000 or 192% to $36,197,000 from $12,394,000 for the quarter ended
December 31, 1995, while net income of $2,043,000 represented an increase $1,275,000, or 166%, from the 1995 quarter total of $768,000. The increase in revenues was primarily due to the increased oil and gas revenues from Odessa Exploration, increased oilwell service equipment utilization, the acquisition of the WellTech Eastern operations from the date of acquisition of March 26, 1996 and the additional oilfield service acquisitions acquired (see Note 2 ). The increase in quarterly 1996 net income over the quarterly 1995 net income is partially attributable to the acquisition of WellTech and the other recent acquisitions, but is also a result of an increase in oilwell service equipment utilization and a decrease in total consolidated Company costs and expenses as a percentage of total revenues.

Oilfield Services

The Company's oilfield services  operations are performed primarily by Yale
E. Key and WellTech Eastern. Yale E. Key conducts oilfield services in west Texas, while WellTech Eastern conducts oilfield services in the mid-continent region of the United States (primarily in Oklahoma and east Texas) through its WellTech Mid-Continent Division, and in the northeastern United States (primarily in Michigan, Pennsylvania and West Virginia) through its WellTech Eastern Division. The Company conducts oilfield services in Argentina through its indirect 63% ownership in Servicios.

Oilfield service revenues increased $22,327,000, or 238%, from $9,381,000 for the 1995 quarter to $31,708,000 for the 1996 quarter. The increase in revenues is primarily attributable to higher equipment utilization as the result of an increase in demand for oilfield services and the acquisition of WellTech
Eastern, and other smaller recent acquisitions, whose operating results are included for the current quarter but not for the comparable 1995 quarter. In addition, Yale E. Key diversified oilfield services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations.

Oilfield service expenses increased $16,177,000, or 234%, from $6,889,000 for the 1995 quarter to $23,066,000 for the current 1996 quarter. The increase was due primarily to the acquisition of WellTech on March 26, 1996, other smaller recent acquisitions and the increased demand for oilfield services. In addition, the Company has continued to expand its services, offering ancillary services and equipment such as oilwell fishing tools, blow-out preventers and oilwell frac tanks.

Oil and Natural Gas Exploration and Production

The Company's oil and natural gas exploration and production operations are conducted by Odessa Exploration. Revenues from oil and gas activities increased $1,177,000, or 129%, from $911,000 during the quarter ended December 31, 1995 to $2,088,000 for the current quarter. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996, higher oil and natural gas prices for the current year, and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party, which almost doubled the number of oil and gas wells owned and/or operated by Odessa Exploration.

Of the total $2,088,000 of revenues for the quarter ended December 31, 1996, approximately $1,773,000 was from the sale of oil and gas - 37,157 barrels of oil at an average price of $25.03 per barrel and 272,283 MCF of natural gas at an average price of $3.09 per MCF. The remaining $315,000 of revenues represented primarily administrative fee income and other miscellaneous income.

Expenses related to oil and gas activities increased $419,000, or 118%, from $354,000 for the 1995 quarter to $773,000 for current 1996 quarter. The increase in expenses was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996 and the April 1996 purchase of $6.9 million in oil and gas properties.

Oil and Natural Gas Well Drilling

The Company's oil and natural gas well drilling operations are conducted by Clint Hurt Drilling. Oil and natural gas well drilling revenues increased $302,000, or 15%, from $2,057,000 for the 1995 quarter to $2,359,000 for the
1996 quarter. The increase in revenues is primarily attributable to higher equipment utilization and an increase pricing structure. In addition, two drilling rigs were acquired in the March 1996 merger with WellTech.

Expenses related to oil and natural gas well drilling activities increased $575,000, or 41%, from $1,388,000 for the 1995 quarter to $1,963,000 for current
1996 quarter. The increase in expenses is attributable to higher equipment utilization and the addition of two drilling rigs as the result of the WellTech merger.

Interest Expense

Interest expense increased $857,000, or 195%, to $1,296,000 for the current
1996 quarter from $439,000 for the 1995 comparable quarter. The increase was primarily the result of the issuance of $52 million in principal amount of 7 % Convertible Subordinated Debentures, (see Note 3).

General and Administrative Expenses

General and administrative expenses are comprised of the Company's and all subsidiaries general and administrative expenses. These expenses increased $2,537,000, or 212%, to $3,735,000 for the current 1996 quarter from $1,198,000 for the comparable 1995 quarter. The increase was primarily attributable to the Company's recent acquisitions and expanded services.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $1,371,000, or 141%, to $2,342,000 for the current 1996 quarter from $971,000 for the comparable 1995 quarter. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisition of WellTech. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas.

Income Taxes

Income tax expense of $1,029,000 for current 1996 quarter increased from $387,000 in income tax expense for the comparable 1995 quarter. The increase in income taxes is primarily due to the increases in operating income. However, the Company does not expect to be required to remit a significant amount of the $1,029,000 in total federal income taxes for fiscal year 1997, because of the availability of net operating loss carryforwards, accelerated depreciation and drilling tax credits.

Cash Flow

Net cash used by operating activities was $1,089,000 compared to $1,811,000 in net cash provided during the comparable 1995 quarter. The decrease is attributable primarily to increases in accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities increased from $2,297,000 for the comparable 1995 quarter to $17,520,000 for the current 1996 quarter. The increase is primarily the result of increased capital expenditures for oilwell service operations as well as the Company's recent acquisitions (see Note 2 to the Financial Statements).

Net cash provided by financing activities was $10,714,000 for the current 1996 quarter as compared to $543,000 in net cash provided by financing activities for the comparable 1995 quarter. The increase is primarily the result of the proceeds from other long-term debt.

SIX MONTHS ENDED DECEMBER 31, 1996 VERSUS SIX MONTHS ENDED DECEMBER 31, 1995

The Company

Revenues of the Company for the six months ended December 31, 1996 increased $42,867,000, or 173%, to $67,659,000 from $24,792,000 for the six months ended December 31, 1995, while net income of $3,597,000 represented an increase of $2,103,000 or, 141%, from the 1995 total of $1,494,000. The increase in revenues was primarily due to the increased oil and gas revenues from Odessa Exploration, increased oilwell service equipment utilization, the acquisition of the WellTech Eastern operations from the date of acquisition of March 26, 1996 and the additional oilfield service acquisitions acquired (see Note 2 ). The increase in 1996 net income over the 1995 net income is partially attributable to the acquisition of WellTech and the other recent acquisitions, but is also a result of an increase in oilwell service equipment utilization and a decrease in total consolidated Company costs and expenses as a percentage of total revenues.

Oilfield Services

Oilfield service revenues increased $39,871,000, or 208%, from $19,148,000 for the 1995 period to $59,019,000 for the 1996 six month period. The increase in revenues is primarily attributable to higher equipment utilization as the result of an increase in demand for oilfield services and the acquisition of WellTech Eastern, and other smaller acquisitions, whose operating results are included for the current period but not for the comparable 1995 period. In addition, Yale E. Key diversified oilfield services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations.

Oilfield service expenses increased $28,613,000, or 202%, from $14,153,000 for the 1995 six month period to $42,766,000 for the current 1996 comparable period. The increase was due primarily to the acquisition of WellTech on March 26, 1996, other recent acquisitions and the increased demand for oilfield services. In addition, the Company has continued to expand its services, offering ancillary services and equipment such as oilwell fishing tools, blow-out preventers and oilwell frac tanks.

Oil and Natural Gas Exploration and Production

Revenues from oil and gas activities increased $1,886,000, or 109%, from $1,727,000 during the six months ended December 31, 1995 to $3,613,000 for the current period. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996, higher oil and natural gas prices for the current year, and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party.

Of the total $3,613,000 of revenues for the six months ended December 31, 1996, approximately $3,092,000 was from the sale of oil and gas - 66,980 barrels of oil at an average price of $23.34 per barrel and 609,613 MCF of natural gas at an average price of $2.51 per MCF. The remaining $521,000 of revenues represented primarily administrative fee income and other miscellaneous income.

Expenses related to oil and gas activities increased $667,000 or 108% from $619,000 for the 1995 six month period to $1,286,000 for current 1996 period. The increase in expenses was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996 and the April 1996 purchase of $6.9 million in oil and gas properties.

Oil and Natural Gas Well Drilling

Oil and natural gas well drilling revenues increased $1,024,000, or 28%, from $3,659,000 for the 1995 six month period to $4,683,000 for the 1996 period. The increase in revenues is primarily attributable to higher equipment utilization and an increase pricing structure. In addition, two drilling rigs were acquired in the March 1996 merger with WellTech.

Expenses related to oil and natural gas well drilling activities increased $1,109,000, or 41%, from $2,735,000 for the 1995 six month period to $3,844,000 for current 1996 period. The increase in expenses is attributable to higher equipment utilization and the addition of two drilling rigs as the result of the WellTech merger.

Interest Expense

Interest expense increased $1,769,000, or 202%, to $2,646,000 for the current 1996 six months from $877,000 for the 1995 comparable period. The increase was primarily the result of the issuance of $52 million in principal amount of 7% Convertible Subordinated Debentures, (see Note 3).

General and Administrative Expenses

General and administrative expenses are comprised of the Company's and all subsidiaries general and administrative expenses. These expenses increased $4,872,000, or 204%, to $7,262,000 for the current 1996 six month period from $2,390,000 for the comparable 1995 period. The increase was primarily attributable to the Company's recent acquisitions and expanded services.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $2,643,000, or 147%, to $4,437,000 for the current 1996 six month period from $1,794,000 for the comparable 1995 period. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisition of WellTech. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas.

Income Taxes

Income tax expense of $1,813,000 for current 1996 six month period increased from $730,000 in income tax expense for the comparable 1995 period. The increase in income taxes is primarily due to the increases in operating income. However, the Company does not expect to be required to remit a significant amount of the $1,813,000 in total federal income taxes for fiscal year 1997, because of the availability of net operating loss carryforwards, accelerated depreciation and drilling tax credits.

Cash Flow

Net cash provided by operating activities decreased $1,119,000 from $3,046,000 during the comparable 1995 six month period to $1,927,000 for the current 1996 period. The decrease is attributable primarily to an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities increased from $4,244,000 for the comparable 1995 six month period to $21,065,000 for the current 1996 period. The increase is primarily the result of increased capital expenditures for oilwell service operations and cash paid for oilwell service acquisitions (see Note 2). These increases are partially offset by a decrease in expenditures for oil and gas properties.

Net cash provided by financing activities was $25,839,000 for the current 1996 six month period as compared to $878,000 in net cash provided by financing activities for the comparable 1995 period. The increase is primarily the result of the proceeds from the issuance of the Company's 7% debenture and proceeds from other long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company had $9,283,000 in cash as compared to $3,240,000 in cash at June 30, 1996.

The Company has projected $6.5 million for oilfield service capital expenditures for fiscal 1997 as compared to $5.2 million for fiscal 1996. Oilfield service capital expenditures for the six months ended December 31, 1996 of $5.9 million are expected to significantly decrease through the remaining fiscal 1997 fiscal year. Capital expenditures are expected to be primarily capitalized improvement costs to existing equipment and machinery. The Company expects to finance these capital expenditures utilizing the operating cash flows of the Company.

Odessa Exploration is forecasting outlays of approximately $6.0 million in development costs for fiscal 1997, as compared to $9.8 million during fiscal 1996. Financing is expected to come from borrowings under its Norwest credit facility.

Clint Hurt Drilling has forecast approximately $500,000 for oil and gas drilling capital expenditures for fiscal 1997 primarily for improvements to existing equipment and machinery compared to $598,000 for fiscal 1996. Such outlays are treated as capital costs. Financing is expected to come from existing cash flow.

Debt

In July 1996, the Company completed the offering of $52,000,000 of 7% convertible subordinated debentures due 2003. The Offering was a private offering pursuant to Rule 144A under the Securities Act. Proceeds from the Offering were approximately $52,000,000 and were used to substantially repay existing long-term debt (approximately $35.4 million). The remaining proceeds were used to fund the expansion of the Company's operations through acquisitions of businesses and assets, for working capital and general corporate purposes.

The Company's long-term debt that was repaid with proceeds from the Offering consisted of (i) indebtedness under the term notes with CIT Group/Credit Finance, Inc. ("CIT") aggregating approximately $21.2 million and
(ii) all indebtedness owed by Odessa Exploration to Norwest Bank Texas, N.A. ("Norwest") totaling approximately $14.2 million.

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

The Debentures are not redeemable before July 15, 1999. Thereafter, the Debentures will be redeemable at the option of the Company in whole or part, at the declining redemption prices set forth in the original Debenture prospectus, together with accrued and unpaid interest thereon. The Debentures also may be redeemed at the option of the holder if there is a change in control (as defined in the original Debenture prospectus) at 100% of their principal amount, together with accrued and unpaid interest thereon.

Pursuant to the terms of the Indenture governing the rights of the holders of the Offering, the Company was required to obtain Servicios' guarantee of the Company's indebtedness under the Offering and agreed to increase the interest rate payable on the Offering to 7 1/2% in the event such guarantee was not obtained. To date, such guaranty has not been obtained, and, therefore, the Offering is currently accruing interest at a rate of 7 1/2%. The Company made its first interest payment on December 31, 1996.

In November 1996, the Company completed the renegotiation of its credit facilities with CIT consisting of a line of credit and a term loan for each of WellTech Eastern, Yale E. Key and Clint Hurt. The renegotiated term and credit facilities include a maximum credit availability of the lesser of (i) $40 million, or (ii) an amount subject to certain asset valuations determined by CIT. Also, the renegoitiated term and credit facilities include an interest rate at one-half percent above the stated prime rate, which was 8.25% at December 31, 1996, an extension of the maturity dates and a decrease in prepayment penalties.

In addition to the CIT credit facilities, Odessa Exploration has funded its operations and acquisitions in part through a credit facility with Norwest. All amounts previously owed by Odessa Exploration under the Norwest facility were paid using a portion of the proceeds from the Offering. Effective as of January 31, 1997, Odessa Exploration completed the renegotiation of the Norwest credit facility, which, among other things, increased its borrowing base to $18 million, none of which has been advanced as of February 13, 1997.

Impact of SFAS 121

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 - Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121") regarding the impairment of long-lived assets, identifiable intangibles and goodwill related to those assets. The application of SFAS 121 requires periodic determination of whether the book value of long-lived assets exceeds the future cash flows expected to result from the use of such assets and, if so, will require reduction of the carrying amount of the "impaired" assets to their estimated fair values. The Company implemented SFAS 121 beginning July 1, 1996, (see Note 4).

Impact of Inflation on Operations

Although in our complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on the Company's operations, management is of the opinion that inflation has not had a significant impact on its business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
                  None.

Item 2. Changes in Securities
                  None.

Item 3. Defaults Upon Senior Securities.
             (c) Recent Sales of Unregistered Securities:

                    The Company effected the following unregistered sales of its securities during the three months ended December 31, 1996. Each of the following issuances by the Company of the securities sold in the transactions referred to below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering:

                    Effective as of October 1, 1996, the Company issued 75,000 shares of the Company's common stock to James McMurphy as partial consideration for the merger of Woodward Well Service, Inc., of which Mr. McMurphy was the sole shareholder, into WellTech Eastern, Inc., a wholly-owned subsidiary of the Company.

                    Effective as of October 24, 1996, the Company issued an aggregate of 61,069 shares of the Company's common stock to Elvin Brownlee, Jr., Reo Brownlee and Elvin Brownlee III (collectively, the "Brownlees") as partial consideration for the Company's purchase of all of the capital stock of Brownlee Well Service, Inc. and Integrity Fishing & Rental Tools, Inc., of which the Brownlees were the sole shareholders.

                    Effecitive as of November 1, 1996, the Company issued 4,386 shares of the Company's common stock to Energy Air Drilling Service Co. ("Energy Air") as partial consideration for the Company's purchase of certain assets of Energy Air.

                    Effective as of November 15, 1996, the Company issued to Jack D. Loftis, Jr., pursuant to the Company's 1995 Employee Stock Option Plan, an option to purchase 25,000 shares of the Company's common stock (the "Loftis Option") as partial consideration for Mr. Loftis' entering into employment with the Company. The exercise price of the Loftis Option is $11.125 per share and is exercisable under the following vesting schedule: 6,250 share on each of November 15, 1996, 1997, 1998 and 1999.

                    On November 22, 1996 (but effective as of September 15,
                    1996), the Company issued to The CIT Group/Credit Finance, Inc. ("CIT") as partial consideration for CIT entering into an amendment of the CIT's credit facilities for certain subsidiaries of the Company, a Warrant entitling CIT to purchase 125,000 shares of the Company's common stock at an exercise price of $7.625 per share (the "CIT Warrant"). The CIT Warrant is immediately exercisable.

                    On November 22, 1996, the Company, as partial consideration for CIT entering into an amendment of the CIT's credit facilities for certain subsidiaries of the Company, entered into an amendment with CIT pursuant to which the expiration date of previously issued Warrant entitling CIT to purchase 75,000 shares of the Company's common stock at an exercise price of $5.00 per share was extended to September 5, 2003.

                    Effective as of December 4, 1996, the Company issued 917,500 shares of the Company's common stock to Hunt Oil Company ("Hunt") as the sole consideration for the merger of Brooks Well Servicing, Inc., of which Hunt was the sole share-holder, into WellTech Eastern, Inc., a wholly-owned subsidiary of the Company.

                    Effective as of August 3, 1996, the Company issued to Kenneth V. Huseman, pursuant to the Company's 1995 Employee Stock Option Plan, an option to purchase 50,000 shares of the Company's common stock (the "Huseman Option") as partial consideration for Mr. Huseman's entering into a new employ-ment agreement with the Company. The exercise price of the Huseman Option is $8.375 per share and is exercisable under the following vesting schedule: 16,667 shares on each of August 3, 1997, 1998, and 16,666 shares on August 3, 1999.

                    Effective as of July 22, 1996, the Company issued to James
                    W. Dean, pursuant to the Company's 1995 Employee Stock Option Plan, and option to purchase 25,000 shares of the Company's common stock (the "Dean Option") as partial consideration for Mr. Dean's entering into an employment with the Company. The exercise price of the Dean Option is $8.50 per share and is exercisable under the following vesting schedule: 10,000 shares on July 22, 1996 and 5,000 shares on each of July 22, 1997, 1998 and 1999.

 Item 4. Submission of Matters to a Vote of Security Holders.
                  None

Item 6. Exhibits and Reports on Form 8-K.

            (a) The following exhibits are filed as a part of the Form 10-Q:

               Number  Description

               10(a) Plan and Agreement of Merger among Key Energy Group, Inc., WellTech Eastern, Inc. and Woodward Well Service, Inc. dated as of September 30, 1996

               10(b) Stock Purchase Agreement among Key Energy Group, Inc., Reo Brownlee, Elvin Brownlee, Jr. and Elvin Brownlee III dated as of November 1, 1996

               10(c) Asset Purchase Agreement among Yale E. Key, Inc., Key Energy Group, Inc., Energy Air Drilling Service Co. and Dale Rennels dated as of November 1, 1996

               10(d) Stock Purchase Agreement among Key Energy Group, Inc., Ed Hitt, Helen Hitt, Michael E. Thompson and Edward Monroe, Jr. dated as of December 2, 1996.

               10(e) Plan and Agreement of Merger among Key Energy Group, Inc., WellTech Eastern, Inc., Hunt Oil Company and Brooks Well Servicing, Inc. dated as of November 22, 1996

               10(f) Asset Purchase Agreement among WellTech Eastern, Inc., B&L Hotshot, Inc., McDowell & Sons, Inc., 4 Star Trucking, Inc., R.B.R., Inc., Royce D. Thomas, John F. McDowell and John R. McDowell dated as of December 13, 1996

               10(g) Asset Purchase Agreement among WellTech Eastern, Inc., Talon Trucking Company and Lomak Petroleum, Inc. dated as of December 13, 1996

               10(h) First Supplemental Indenture dated as of November 20, 1996 by and between Key Energy Group, Inc. and American Stock Transfer & Trust Company as Trustee.

               10(h) First Amendment to Third Amended and Restated Loan and Security Agreement and Modification of Notes dated as of November 22, 1996 among The CIT Group/Credit Finance, Inc., Yale E. Key, Inc., Key Energy Drilling, Inc., and WellTech Eastern, Inc.

               11(a) Statement - Computation of per share earnings. Filed herewith as part of the Condensed Consolidated Financial Statements).

               27(a) Statement - Financial Data Schedule (Filed herewith as part of the Condensed Consolidated Financial Statements).

            (b) There were no reports filed on form 8-K during the quarter ended
                December 31, 1996.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KEY ENERGY GROUP, INC.
                                             (Registrant)



                                             By /s/ Francis D. John
                                             President, Chief Executive Officer
Dated: February 14, 1997                     and Chief Financial Officer

                                             By /s/ Danny R. Evatt
Dated: February 14, 1997                     Vice President and Chief
                                             Accounting Officer