Form 10-Q
period 1997-03-31
KEY ENERGY GROUP INC
filed 1997-05-14
CIK 318996

         AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON 5-14-97

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court since there was a distribution of securities under a plan confirmed by a court. Yes X No

              Common Shares outstanding at May 14, 1997: 11,894,902

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                        Page
                                                                       Number

PART  I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements                                         3

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations               12

PART  II. OTHER INFORMATION

  Item 1.   Legal Proceedings.                                          22

  Item 2.   Changes in Securities.                                      22

  Item 3.   Defaults Upon Senior Securities.                            22

  Item 4.   Submission of Matters to a Vote of  Security Holders.       22

  Item 6.   Exhibits and Reports on Form 8-K.                           22

            Signatures.                                                 25

                     Key Energy Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                                             March 31,    June 30,
(Thousands, except share and per share data)                                                   1997         1996
------------------------------------------------------------------------------------------------------------------
Current Assets:
    Cash ...............................................................................   $  11,528    $   3,240
    Restricted cash ....................................................................       3,568          971
    Accounts receivable, net ...........................................................      32,073       20,570
    Inventories ........................................................................       2,004        1,957
    Prepaid expenses and other current assets ..........................................       2,220          743
                                                                                           ---------    ---------
  Total Current Assets .................................................................      51,393       27,481
                                                                                           ---------    ---------
  Property and Equipment:
    Oilfield service equipment .........................................................     118,287       66,432
    Oil and gas well drilling equipment ................................................       5,945        4,862
    Motor vehicles .....................................................................       1,510        1,159
    Oil and gas properties and other related equipment, successful efforts method.......      20,525       17,663
    Furniture and equipment ............................................................         974          716
    Buildings and land .................................................................       7,558        5,295
                                                                                           ---------    ---------
                                                                                             154,799       96,127
Accumulated depreciation & depletion ...................................................     (16,120)      (8,920)
                                                                                           ---------    ---------
Net Property and Equipment .............................................................     138,679       87,207
                                                                                           ---------    ---------
  Other Assets .........................................................................      14,471        7,034
                                                                                           ---------    ---------
  Total Assets .........................................................................   $ 204,543    $ 121,722
                                                                                           =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable ...................................................................   $  13,802    $  11,086
    Other accrued liabilities ..........................................................      12,480       11,002
    Accrued interest ...................................................................       1,292          417
    Accrued income taxes ...............................................................         118           53
    Deferred tax liability .............................................................         310          310
    Current portion of long-term debt ..................................................       1,430        1,471
                                                                                           ---------    ---------
  Total Current Liabilities ............................................................      29,432       24,339
                                                                                           ---------    ---------
  Long-term debt, less current portion .................................................      91,102       45,354
  Non-current accrued expenses .........................................................       4,832        4,909
  Deferred income taxes ................................................................      15,117        4,244
  Minority interest ....................................................................       1,249        1,252

  Stockholders Equity:
   Common stock, $.10 par value; 25,000,000 shares authorized, 11,733,134 and 10,413,513
     shares issued and outstanding at March 31, 1997 and June 30, 1996, r1,173tively ...       1,041
    Additional paid-in capital .........................................................      47,856       32,763
    Retained earnings ..................................................................      13,782        7,820
                                                                                           ---------    ---------
  Total Stockholders' Equity ...........................................................      62,811       41,624
                                                                                           ---------    ---------

  Total Liabilities and Stockholders' Equity ...........................................   $ 204,543    $ 121,722
                                                                                           =========    =========

See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                         Three               Three              Nine               Nine
                                                      Months Ended        Months Ended       Months Ended      Months Ended
(Thousands, except per share data)                   March 31, 1997      March 31, 1996     March 31, 1997    March 31, 1996
-----------------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Oilfield services                                    $38,308             $11,916           $97,327            $31,064
   Oil and gas                                            2,250               1,016             5,863              2,743
   Oil and gas well drilling                              2,414               1,370             7,097              5,029
   Other revenues, net                                       78                   -               422                258
-----------------------------------------------------------------------------------------------------------------------------------
                                                         43,050              14,302           110,709             39,094
-----------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oilfield services                                     26,502               8,655            69,268             22,808
   Oil and gas                                              899                 316             2,185                935
   Oil and gas well drilling                              2,061               1,151             5,905              3,886
   Depreciation, depletion and amortization               3,250               1,146             7,687              2,940
   General and administrative                             4,914               1,219            12,176              3,609
   Interest                                               1,861                 571             4,507              1,448
-----------------------------------------------------------------------------------------------------------------------------------
                                                         39,487              13,058           101,728             35,626
-----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest          3,563               1,244             8,981              3,468
Minority interest in net income                              (9)                 18                (1)                18
Income tax expense                                        1,207                 399             3,020              1,129
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                               $2,365                $827            $5,962             $2,321
===================================================================================================================================

EARNINGS PER SHARE:

Primary:
  Income before income taxes and minority interest        $0.28               $0.18             $0.76              $0.50
  Net income                                              $0.19               $0.12             $0.51              $0.33

Assuming full dilution:
  Income before income taxes and minority interest        $0.25               $0.18             $0.69              $0.50
  Net income                                              $0.17               $0.12             $0.46              $0.33

===================================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
Primary                                                  12,572               6,981            11,737              6,981
Assuming full dilution                                   17,977               6,986            17,304              6,986
===================================================================================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                               Three              Three              Nine               Nine
                                                            Months Ended      Months Ended        Months Ended      Months Ended
(Thousands)                                                March 31, 1997     March 31, 1996     March 31, 1997     March 31, 1996
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $2,365                $827            $5,962             $2,321
  Adjustments to reconcile income from operations to
    net cash provided by operations:
  Depreciation, depletion and amortization                     3,250               1,146             7,687              2,940
  Deferred income taxes                                        1,207                 399             3,020              1,129
  Minority interest in net income                                 (9)                 18                (1)                18
  Change in assets and liabilities net of effects from the acquisitions:
    (Increase) decrease in accounts receivable                (3,462)                 26            (7,135)              (193)
    (Increase) in other current assets                        (1,253)               (184)           (1,350)               (94)
    (Decrease) increase in accounts payable and
        accrued expenses                                      (1,541)                191            (4,610)              (616)
    Increase (decrease) in accrued interest                    1,158                  (1)              875                 22
    Increase in accrued taxes                                      -                 (75)                -               (125)
    Other assets and liabilities                                 699                 (75)             (107)               (84)
----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                    2,414               2,272             4,341              5,318
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - Oilwell service operations           (3,108)               (878)           (9,057)            (2,605)
  Capital expenditures - Oil and gas operations               (1,623)                  -            (2,639)                (7)
  Capital expenditures - Oil and gas well drilling operations   (485)                (90)           (1,076)              (450)
  Cash received in acquisitions                                  365                   -               415                  -
  Acquisitions - oilwell service operations                   (8,859)                  -           (22,137)                 -
  Expenditures for oil and gas properties                          -                (382)             (281)            (2,532)
----------------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                      (13,710)             (1,350)          (34,775)            (5,594)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on debt                                    (200)               (259)           (1,253)            (1,677)
  Cash received from purchase of WellTech, Inc.                    -               1,168                 -              1,168
  Borrowings under line-of-credit                              1,980                  41             3,287                 13
  Proceeds from exercised stock options                            -                   -                58                  -
  Proceeds from exercised warrants                               375                   -               375                  -
  Proceeds from long-term debenture, net                           -                   -            50,440                  -
  Repayment of long-term debt                                 (1,675)                  -           (37,088)                 -
  Proceeds from long-term debt - other                        15,000                 476            25,500              2,800
----------------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                   15,480               1,426            41,319              2,304
----------------------------------------------------------------------------------------------------------------------------------
  Net increase in cash and restricted cash                     4,184               2,348            10,885              2,028
  Cash and restricted cash at beginning of period             10,912                 955             4,211              1,275
----------------------------------------------------------------------------------------------------------------------------------
  Cash and restricted cash at end of period                  $15,096              $3,303           $15,096             $3,303
==================================================================================================================================

Supplemental cash flow disclosures:
  Interest paid                                                 $703                $434            $3,632             $1,288

See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

The consolidated financial information in this report includes the accounts of Key Energy Group, Inc. (the "Company") and its wholly-owned subsidiaries and was prepared in conformity with accounting policies used in the Annual Report on Form 10-K furnished for the preceding fiscal year.

As of May 14, 1997, the Company operates 415 well service and workover rigs in the United States, which is the third largest fleet of well service and workover rigs in the United States. The Company operates in Texas, Oklahoma, New Mexico, Michigan and the Appalachian Basin and is a leader in each of its domestic markets. The Company generally provides a full range of maintenance and workover rig services to oil and gas producers in each of its operating regions. These services also include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include hot oiling, oil field liquid transportation, storage and disposal, and fishing tools and services. The Company also is engaged in the production of oil and natural gas and contract drilling in the Permian Basin of West Texas. In addition, the Company operates ten workover rigs and three drilling rigs in Argentina.

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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of March 31, 1997, the statement of cash flows for the three and nine months ended March 31, 1997 and 1996, and the results of operations for the three and nine month periods then ended.

2.  BUSINESS AND PROPERTY ACQUISITIONS

Since June 30, 1996, the Company has completed seventeen acquisitions of unrelated oilwell service businesses or assets.

Acquisitions Completed after March 31, 1997

The following described acquisitions completed after March 31, 1997, are not included in the Company's results of operations for the three and nine months ended March 31, 1997.

Wireline and Excavation Assets

On May 1, 1997, the Company completed its acquisition of ten wireline units and related equipment for approximately $600,000 in cash. These assets will be operated in West Virginia by the WellTech Eastern Division of WellTech Eastern. On May 5, 1997, the Company completed its acquisition of several dump trucks and related excavation equipment for $410,000 in cash. These assets will be operated in Michigan by the WellTech Eastern Division of WellTech Eastern.

Shreve's Well Service

On April 18, 1997, the Company completed its acquisition of the assets of Shreve's Well Service, Inc. ("Shreve's") which operated in West Virginia.
Shreve's assets were acquired for $550,000 in cash and included five well service rigs and related equipment. The Shreve's assets will be operated by the WellTech Eastern Division of WellTech Eastern.

Argentine Drilling Rigs

On April 16, 1997, the Company acquired three drilling rigs and related equipment in Argentina from Drillers, Inc. for $1.5 million in cash. The drilling rigs will be operated by WellTech Servicios, the Company's Argentine subsidiary.

Diamond Well Service

On April 3, 1997, the Company completed the acquisition of the assets of Diamond Well Service, Inc. ("Diamond") for $675,000 in cash. The Diamond assets included four oilwell service rigs and related equipment in Oklahoma. The Diamond assets will be operated by the WellTech Mid-Continent Division of WellTech Eastern.

Acquisitions Completed During the Nine Months Ended March 31, 1997

T.S.T. Paraffin Service Co., Inc.

On March 27, 1997, the Company completed the acquisition of T.S.T. Paraffin Service Co., Inc. ("TST") for $8.7 million in cash. TST operates approximately 61 trucks, 22 hot oil units and other related equipment in west Texas. TST will be operated by the Company's West Texas subsidiary: Yale E. Key, Inc. The operating results of TST will be included in the Company's results of operations effective April 1, 1997.

Kalkaska Construction Service, Inc. and Elder Well Service, Inc.

On March 31, 1997, the Company completed the acquisition of the assets of Kalkaska Construction Service, Inc.("KalCon") and Elder Well Service, Inc. ("Elder"), both based in Michigan. The KalCon assets included 40 vacuum (fluid transport) trucks, 40 trucks used in oilfield equipment hauling, seven saltwater disposal wells and other oilfield related equipment, and were acquired for approximately $8.5 million in cash and 77,998 shares of the Company's common stock. The Elder assets included six oilwell service rigs and related equipment and were acquired for $609,000 in cash. Both the KalCon and Elder assets will be operated by the WellTech Eastern Division of WellTech Eastern. The operating results of KalCon and Elder will be included in the Company's results of operations effective April 1, 1997.

Tri-State Wellhead & Valve, Inc.

The Company completed its acquisition of the assets of Tri-State Wellhead & Valve, Inc. ("Tri-State") on March 17, 1997 for $550,000 in cash and 83,770 shares of the Company's common stock. The Tri-State assets consisted of a wellhead equipment rental business and five oilwell service rigs. These assets will be operated by the WellTech Mid-Continent Division of WellTech Eastern. The operating results from these assets will be included in the Company's results of operations effective April 1, 1997.

Cobra Industries, Inc.

Effective as of January 13, 1997, the Company completed the purchase of Cobra Industries, Inc. ("Cobra") for $5 million in cash and 175,000 shares of the Company's common stock. Cobra operates 26 oilwell service rigs in southeastern New Mexico. The acquisition was accounted for using the purchase method.

Talon Trucking Co.

Effective as of January 7, 1997, the Company completed the acquisition of the assets of Talon Trucking Co. ("Talon") for $2.7 million in cash. Talon operated three oilwell service rigs, 21 trucks and related fluid transportation and disposal assets in Oklahoma, which assets are currently operated by the WellTech Mid-Continent Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

B&L Hotshot, Inc.

Effective as of December 13, 1996, the Company completed the acquisition of B&L Hotshot, Inc. and affiliated entities ("B&L) for $4.9 million in cash. B&L provides trucking and related services for oil and natural gas wells in Michigan, which operations are currently conducted by the WellTech Eastern Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

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

Brownlee Well Service Inc.

Effective as of October 24, 1996, the Company completed the purchase of Brownlee Well Service, Inc. ("Brownlee") and Integrity Fishing and Rental Tools Inc., ("Integrity"). Consideration for the acquisition was $6.5 million in cash and 61,069 shares of the Company's common stock. Brownlee and Integrity operate 16 oilwell service rigs with ancillary equipment and a variety of oilfield fishing tools in west Texas. The acquisition was accounted for using the purchase method.

Woodward Well Service, Inc.

Effective as of October 1, 1996, the Company completed the acquisition of Woodward Well Service, Inc. ("Woodward") for 75,000 shares of the Company's common stock and approximately $100,000 in cash, most of which is payable over a four-year period. Woodward operated five oilwell service units in Oklahoma, which operations are currently conducted by the WellTech Mid-Continent Division of Welltech Eastern. The acquisition was accounted for using the purchase method.

Acquisitions Completed Prior to June 30, 1996

Odessa Exploration Properties

In April of 1996, Odessa Exploration purchased approximately $6.9 million in cash of oil and gas producing properties from an unrelated company using proceeds from bank borrowings, which indebtedness was subsequently repaid (see
Note 3). The acquisition was accounted for using the purchase method.

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

3.  LONG-TERM DEBT

On April 7, 1997, the Company announced that it had entered into an agreement by which Lehman Commercial Paper, Inc. would provide (or arrange to be provided) a $225 million credit facility, consisting of a $100 million seven-year term loan and a $125 million five-year revolver. The floating interest rate is expected to be lower than the Company's current rate on its existing bank debt. The Company intends to use the proceeds from the facility to: (i) repay existing bank debt;
(ii) make additional acquisitions and capital expenditures; and (iii) provide working capital. In addition, the credit facility provides, under certain conditions, for the repurchase of a portion of the Company's outstanding common stock in the open market from time to time. The credit facility is expected to be in place before June 30, 1997.

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

Pursuant to the terms of the Indenture governing the rights of the holders of the Offering, the Company was required to obtain Servicios' guarantee of the Company's indebtedness under the offering and agreed to increase the interest rate payable on the offering to 7 1/2 % in the event such guarantee was not obtained. To date, such guarantee has not been obtained, and, therefore, the Offering is currently accruing interest at a rate of 7 1/2%. The Company made its first interest payment on December 31, 1996.

Other Long-term Debt

In March 1997, the Company completed the renegotiation of its credit facilities with CIT consisting of a line of credit and term loan for each of WellTech Eastern, Yale E. Key and Clint Hurt. The renegotiated term and credit facilities include a maximum credit availability of the lesser of (i) $55 million, or (ii) an amount subject to certain asset valuations determined by CIT. Also, the re-negotiated term and credit facilities include an interest rate at one-quarter percent above the stated prime rate, which was 8.25% at March 31, 1997.

The CIT line of credit, as amended, ($14,787,000 approximate balance at March 31, 1997) requires monthly payments of interest and is collateralized by the accounts receivable of Yale E. Key, Clint Hurt and WellTech Eastern. At March 31, 1997, there was no credit line availability.

The CIT note, as amended, ($25,500,000 approximate balance at March 31, 1997) requires monthly payments of interest and is collateralized by all of the assets of Yale E. Key, Clint Hurt and WellTech Eastern. At March 31, 1997, there was approximately $3.5 million in unused term loan facilities.

In addition to the CIT credit facilities, Odessa Exploration has funded its operations and acquisitions in part through a credit facility with Norwest. All amounts previously owed by Odessa Exploration under the Norwest facility were paid using a portion of the proceeds from the Offering. Effective January 31, 1997, Odessa Exploration completed the renegotiation of the Norwest credit facility, which, among other things, increased its borrowing base to $18 million, of which $1.2 million had been advanced as of March 31, 1997.

4.  IMPAIRMENT OF LONG-LIVED ASSETS

The Company adopted FAS 121 effective as of July 1, 1996. FAS 121 requires that long-lived assets held and used by an entity, including oil and gas properties accounted for under the successful efforts method of accounting, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including successful efforts oil and gas companies, are required to adopt FAS 121 for fiscal years beginning after December 15, 1995. In order to determine whether an impairment had occurred, the Company estimated the expected future cash flows of its oil and gas properties and compared such future cash flows to the carrying amount of the oil and gas properties to determine if the carrying amount was recoverable. Based on this process, no writedown in the carrying amount of the Company's proved properties was necessary at March 31, 1997.

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

KEY ENERGY GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.

The following discussion and analysis should be read in conjunction with the Company's audited 10-K for the year ended June 30, 1996. Since June 30, 1996, the Company has completed seventeen acquisitions of unrelated oilwell service businesses or assets.

Acquisitions Completed after March 31, 1997

The following described acquisitions completed after March 31, 1997, are not included in the Company's results of operations for the three and nine months ended March 31, 1997.

Wireline and Excavation Assets

On May 1, 1997, the Company completed its acquisition of ten wireline units and related equipment for approximately $600,000 in cash. These assets will be operated in West Virginia by the WellTech Eastern Division of WellTech Eastern. On May 5, 1997, the Company completed its acquisition of several dump trucks and related excavation equipment for $410,000 in cash. These assets will be operated in Michigan by the WellTech Eastern Division of WellTech Eastern.

Shreve's Well Service

On April 18, 1997, the Company completed its acquisition of the assets of Shreve's Well Service, Inc. ("Shreve's") which operated in West Virginia.
Shreve's assets were acquired for $550,000 in cash and included five well service rigs and related equipment. The Shreve's assets will be operated by the WellTech Eastern Division of WellTech Eastern.

Argentine Drilling Rigs

On April 16, 1997, the Company acquired three drilling rigs and related equipment in Argentina from Drillers, Inc. for $1.5 million in cash. The drilling rigs will be operated by WellTech Servicios, the Company's Argentine subsidiary.

Diamond Well Service

On April 3, 1997, the Company completed the acquisition of the assets of Diamond Well Service, Inc. ("Diamond") for $675,000 in cash. The Diamond assets included four oilwell service rigs and related equipment in Oklahoma. The Diamond assets will be operated by the WellTech Mid-Continent Division of WellTech Eastern.

Acquisitions Completed During the Nine Months Ended March 31, 1997

T.S.T. Paraffin Service Co., Inc.

On March 27, 1997, the Company completed the acquisition of T.S.T. Paraffin Service Co., Inc. ("TST") for $8.7 million in cash. TST operates approximately 61 trucks, 22 hot oil units and other related equipment in West Texas. TST will be operated by the Company's west Texas subsidiary: Yale E. Key, Inc. The operating results of TST will be included in the Company's results of operations effective April 1, 1997.

Kalkaska Construction Service, Inc. and Elder Well Service, Inc.

On March 31, 1997, the Company completed the acquisition of the assets of Kalkaska Construction Service, Inc. ("KalCon") and Elder Well Service, Inc. ("Elder"), both based in Michigan. The KalCon assets included 40 vacuum (fluid transport) trucks, 40 trucks used in oilfield equipment hauling, seven saltwater disposal wells and other oilfield related equipment, and were acquired for approximately $8.5 million in cash and 77,998 shares of the Company's common stock. The Elder assets included six oilwell service rigs and related equipment and were acquired for $609,000 in cash. Both the KalCon and Elder assets will be operated by the WellTech Eastern Division of WellTech Eastern. The operating results of KalCon and Elder will be included in the Company's results of operations effective April 1, 1997.

Tri-State Wellhead & Valve, Inc.

The Company completed its acquisition of the assets of Tri-State Wellhead & Valve, Inc. ("Tri-State") on March 17, 1997 for $550,000 in cash and 83,770 shares of the Company's common stock. The Tri-State assets consisted of a wellhead equipment rental business and five oilwell service rigs. These assets will be operated by the WellTech Mid-Continent Division of WellTech Eastern. The operating results from these assets will be included in the Company's results of operations effective April 1, 1997.

Cobra Industries, Inc.

Effective as of January 13, 1997, the Company completed the purchase of Cobra Industries, Inc. ("Cobra") for $5 million in cash and 175,000 shares of the Company's common stock. Cobra operates 26 oilwell service rigs in southeastern New Mexico. The acquisition was accounted for using the purchase method.

Talon Trucking Co.

Effective as of January 7, 1997, the Company completed the acquisition of the assets of Talon Trucking Co. ("Talon") for $2.7 million in cash. Talon operated three oilwell service rigs, 21 trucks and related fluid transportation and disposal assets in Oklahoma, which assets are currently operated by the WellTech Mid-Continent Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

B&L Hotshot, Inc.

Effective as of December 13, 1996, the Company completed the acquisition of B&L Hotshot, Inc. and affiliated entities ("B&L) for $4.9 million in cash. B&L provides trucking and related services for oil and natural gas wells in Michigan, which operations are currently conducted by the WellTech Eastern Division of WellTech Eastern. The acquisition was accounted for using the purchase method.

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

Brownlee Well Service Inc.

Effective as of October 24, 1996, the Company completed the purchase of Brownlee Well Service, Inc. ("Brownlee") and Integrity Fishing and Rental Tools Inc., ("Integrity"). Consideration for the acquisition was $6.5 million in cash and 61,069 shares of the Company's common stock. Brownlee and Integrity operate 16 oilwell service rigs with ancillary equipment and a variety of oilfield fishing tools in west Texas. The acquisition was accounted for using the purchase method.

Woodward Well Service, Inc.

Effective as of October 1, 1996, the Company completed the acquisition of Woodward Well Service, Inc. ("Woodward") for 75,000 shares of the Company's common stock and approximately $100,000 in cash, most of which is payable over a four-year period. Woodward operated five oilwell service units in Oklahoma, which operations are currently conducted by the WellTech Mid-Continent Division of Welltech Eastern. The acquisition was accounted for using the purchase method.

Acquisitions Completed Prior to June 30, 1996

Odessa Exploration Properties

In April of 1996, Odessa Exploration purchased approximately $6.9 million in cash of oil and gas producing properties from an unrelated company using proceeds from bank borrowings, which indebtedness was subsequently repaid (see
Note 3). The acquisition was accounted for using the purchase method.

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

Other Recent Developments

On April 7, 1997, the Company announced that it had entered into an agreement by which Lehman Commercial Paper, Inc. would provide (or arrange to be provided) a $225 million credit facility, consisting of a $100 million seven-year term loan and a $125 million five-year revolver. The floating interest rate is expected to be lower than the Company's current rate on its existing bank debt. The Company intends to use the proceeds from the facility to: (i) repay existing bank debt;
(ii) make additional acquisitions and capital expenditures; and (iii) provide working capital. In addition, the credit facility provides, under certain conditions, for the repurchase of a portion of the Company's outstanding common stock in the open market from time to time. The credit facility is expected to be in place before June 30, 1997.

RESULTS OF OPERATIONS
QUARTER ENDED MARCH  31, 1997 VERSUS QUARTER ENDED MARCH 31, 1996

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Operating results for the quarter ended March 31, 1997 include the Company's oilfield well service operations conducted by its wholly-owned subsidiaries, Yale E. Key, Inc. ("Yale E. Key") and WellTech Eastern, Inc., ("WellTech
Eastern"), its oil and natural gas exploration and production operations conducted by its wholly-owned subsidiary, Odessa Exploration, Inc. ("Odessa Exploration") and Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling") which is engaged in oil and natural gas well contract drilling. In addition, the Company conducts oilfield service operations in Argentina through its 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentinean corporation.

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

The Company

Revenues of the Company for the quarter ended March 31, 1997 increased $28,748,000 or 201% to $43,050,000 from $14,302,000 for the quarter ended March
31, 1996, while net income of $2,365,000 represented an increase of $1,538,000, or 186%, from the 1996 quarter total of $827,000. The increase in revenues was primarily due to increased oilwell service equipment utilization, the acquisition of the WellTech Eastern operations from the date of acquisition of March 26, 1996, the additional oilfield service acquisitions acquired (see Note 2 ) and the increased oil and gas revenues from Odessa Exploration. In addition, the increase in revenues can be attributed to the improvement in general market conditions in which the Company operates. The increase in quarterly 1997 net income over the quarterly 1996 net income is partially attributable to the acquisition of WellTech and the other recent acquisitions, but is also a result of an increase in oilwell service equipment utilization.

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

Oilfield service revenues increased $26,392,000, or 221%, from $11,916,000 for the 1996 quarter to $38,308,000 for the 1997 quarter. The increase in revenues is primarily attributable to higher equipment utilization as the result of an increase in demand for oilfield services and the acquisition of WellTech
Eastern, and other smaller recent acquisitions, whose operating results are included for the current quarter but not for the comparable 1996 quarter. In addition, Yale E. Key diversified oilfield services into higher margin business segments such as oilfield frac tanks, oilfield fishing tools and trucking operations.

Oilfield service expenses increased $17,847,000, or 206%, from $8,655,000 for the 1996 quarter to $26,502,000 for the current 1997 quarter. The increase was due primarily to the acquisition of WellTech on March 26, 1996, other smaller recent acquisitions and the increased demand for oilfield services. In addition, the Company has continued to expand and diversify its revenue base, offering ancillary services and equipment such as oilwell fishing tools, blow-out preventors and oilwell frac tanks.

Oil and Natural Gas Exploration and Production

The Company's oil and natural gas exploration and production operations are conducted by Odessa Exploration. Revenues from oil and gas activities increased $1,234,000, or 122%, from $1,016,000 during the quarter ended March 31, 1996 to $2,250,000 for the current quarter. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during fiscal 1997, higher oil and natural gas prices for the current year, and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party, which almost doubled the number of oil and natural gas wells owned and/or operated by Odessa Exploration.

Of the total $2,250,000 of revenues for the quarter ended March 31, 1997, approximately $1,757,000 was from the sale of oil and gas - 42,604 barrels of oil at an average price of $20.26 per barrel and 226,305 MCF of natural gas at an average price of $3.95 per MCF. The remaining $493,000 of revenues represented primarily administrative fee income and other miscellaneous income.

Expenses related to oil and gas activities increased $583,000, or 185%, from $316,000 for the 1996 quarter to $899,000 for current 1997 quarter. The increase in expenses was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1996 and the April 1996 purchase of $6.9 million in oil and gas properties.

Oil and Natural Gas Well Drilling

The Company's oil and natural gas well drilling operations are conducted by Clint Hurt Drilling. Oil and natural gas well drilling revenues increased $1,044,000, or 76%, from $1,370,000 for the 1996 quarter to $2,414,000 for the
1997 quarter. The increase in revenues is primarily attributable to higher equipment utilization and an increase pricing structure. In addition, two drilling rigs were acquired in the March 1996 merger with WellTech.

Expenses related to oil and natural gas well drilling activities increased $910,000, or 79%, from $1,151,000 for the 1996 quarter to $2,061,000 for current
1997 quarter. The increase in expenses is attributable to higher equipment utilization and the addition of two drilling rigs as the result of the WellTech merger.

Interest Expense

Interest expense increased $1,290,000 or 226% to $1,861,000 for the current 1997 quarter from $571,000 for the 1996 comparable quarter. The increase was primarily the result of the issuance of $52 million in principal amount of 7% Convertible Subordinated Debentures, (see Note 3).

General and Administrative Expenses

General and administrative expenses are comprised of the Company's and all subsidiaries general and administrative expenses. These expenses increased $3,695,000, or 303%, to $4,914,000 for the current 1997 quarter from $1,219,000 for the comparable 1996 quarter. The increase was primarily attributable to the Company's recent acquisitions and expanded services.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $2,104,000, or 184%, to $3,250,000 for the current 1997 quarter from $1,146,000 for the comparable 1996 quarter. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisition of WellTech. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas.

Income Taxes

Income tax expense of $1,207,000 for current 1997 quarter increased from $399,000 in income tax expense for the comparable 1996 quarter. The increase in income taxes is primarily due to the increases in operating income. However, the Company does not expect to be required to remit a significant amount of the $1,207,000 in total federal income taxes for fiscal year 1997, because of the availability of net operating loss carry-forwards, accelerated depreciation and drilling tax credits.

Cash Flow

Net cash provided by operating activities was $2,414,000 compared to $2,272,000 during the comparable 1996 quarter. The increase is attributable primarily to increases in net income.

Net cash used in investing activities increased from $1,350,000 for the comparable 1996 quarter to $13,710,000 for the current 1997 quarter. The increase is primarily the result of increased capital expenditures as well as the Company's recent acquisitions (see Note 2 to the Financial Statements).

Net cash provided by financing activities was $15,480,000 for the current 1997 quarter as compared to $1,426,000 in net cash provided by financing activities for the comparable 1996 quarter. The increase is primarily the result of the proceeds from other long-term debt.

NINE  MONTHS ENDED MARCH  31, 1997 VERSUS NINE  MONTHS ENDED MARCH  31, 1996

The Company

Revenues of the Company for the nine months ended March 31, 1997 increased $71,615,000, or 183%, to $110,709,000 from $39,094,000 for the nine months ended
March 31, 1996, while net income of $5,962,000 represented an increase of $3,641,000, or 157%, from the 1996 total of $2,321,000. The increase in revenues was primarily due to increased oilwell service equipment utilization, the acquisition of the WellTech Eastern operations from the date of acquisition of March 26, 1996, the additional oilfield service acquisitions acquired (see Note 2 ) and the increased oil and gas revenues from Odessa Exploration. In addition, the increase in revenues can be attributed to the improvement in general market conditions in which the Company operates. The increase in 1997 net income over the 1996 net income is partially attributable to the acquisition of WellTech and the other recent acquisitions , but is also a result of an increase in oilwell service equipment utilization.

Oilfield Services

Oilfield service revenues increased $66,263,000, or 213%, from $31,064,000 for the 1996 period to $97,327,000 for the 1997 nine month period. The increase in revenues is primarily attributable to higher equipment utilization as the result of an increase in demand for oilfield services and the acquisition of WellTech Eastern, and other smaller acquisitions, whose operating results are included for the current period but not for the comparable 1996 period.

Oilfield service expenses increased $46,460,000, or 204%, from $22,808,000 for the 1996 nine month period to $69,268,000 for the current 1997 comparable period. The increase was due primarily to the acquisition of WellTech on March 26, 1996, other recent acquisitions and the increased demand for oilfield services. In addition, the Company has continued to expand and diversify its revenue base, offering ancillary services and equipment such as oilwell fishing tools, blow-out preventers and oilwell frac tanks.

Oil and Natural Gas Exploration and Production

Revenues from oil and gas activities increased $3,120,000, or 114%, from $2,743,000 during the nine months ended March 31, 1996 to $5,863,000 for the current period. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1997, higher oil and natural gas prices for the current year, and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party.

Of the total $5,863,000 of revenues for the nine months ended March 31, 1997, approximately $4,849,000 was from the sale of oil and gas - 109,584 barrels of oil at an average price of $22.97 per barrel and 835,918 MCF of natural gas at an average price of $2.79 per MCF. The remaining $1,014,000 of revenues represented primarily administrative fee income and other miscellaneous income.

Expenses related to oil and gas activities increased $1,250,000 or 134% from $935,000 for the 1996 nine month period to $2,185,000 for current 1997 period. The increase in expenses was primarily the result of increased production of oil and natural gas as several oil and natural gas wells which were drilled began production during 1997 and the April 1996 purchase of $6.9 million in oil and gas properties.

Oil and Natural Gas Well Drilling

Oil and natural gas well drilling revenues increased $2,068,000, or 41%, from $5,029,000 for the 1996 nine month period to $7,097,000 for the 1997 period. The increase in revenues is primarily attributable to higher equipment utilization and an increase pricing structure. In addition, two drilling rigs were acquired in the March 1996 merger with WellTech.

Expenses related to oil and natural gas well drilling activities increased $2,019,000, or 52%, from $3,886,000 for the 1996 nine month period to $5,905,000 for the current 1997 period. The increase in expenses is attributable to higher equipment utilization and the addition of two drilling rigs as the result of the WellTech merger.

Interest Expense

Interest expense increased $3,059,000, or 211%, to $4,507,000 for the current 1997 nine months from $1,448,000 for the 1996 comparable period. The increase was primarily the result of the issuance of $52 million in principal amount of 7% Convertible Subordinated Debentures, (see Note 3).

General and Administrative Expenses

General and administrative expenses are comprised of the Company's and all subsidiaries general and administrative expenses. These expenses increased $8,567,000, or 237%, to $12,176,000 for the current 1997 nine month period from $3,609,000 for the comparable 1996 period. The increase was primarily attributable to the Company's recent acquisitions and expanded services.

Depreciation, Depletion and Amortization Expense

Depreciation, depletion and amortization expense increased $4,747,000, or 161%, to $7,687,000 for the current 1997 nine month period from $2,940,000 for the comparable 1996 period. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisition of WellTech. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas.

Income Taxes

Income tax expense of $3,020,000 for current 1997 nine month period increased from $1,129,000 in income tax expense for the comparable 1996 period. The increase in income taxes is primarily due to the increases in operating income. However, the Company does not expect to be required to remit a significant amount of the $3,020,000 in total federal income taxes for fiscal year 1997, because of the availability of net operating loss carryforwards, accelerated depreciation and drilling tax credits.

Cash Flow

Net cash provided by operating activities decreased $977,000 from $5,318,000 during the comparable 1996 nine month period to $4,341,000 for the current 1997 period. The decrease is attributable primarily to an increase in accounts receivable and a decrease in accounts payable and accrued expenses.

Net cash used in investing activities increased from $5,594,000 for the comparable 1996 nine month period to $34,775,000 for the current 1997 period. The increase is primarily the result of increased capital expenditures and cash paid for oilwell service acquisitions (see Note 2). These increases are partially offset by a decrease in expenditures for oil and gas properties.

Net cash provided by financing activities was $41,319,000 for the current 1997 nine month period as compared to $2,304,000 in net cash provided by financing activities for the comparable 1996 period. The increase is primarily the result of the proceeds from the issuance of the Company's 7% debenture and proceeds from other long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had $11,528,000 in cash as compared to $3,240,000 in cash at June 30, 1996.

The Company has projected $12 million for oilfield service capital expenditures for fiscal 1997, (revised since December 31, 1996 due to oilwell service acquisitions), as compared to $5.2 million for fiscal 1996. Oilfield service capital expenditures for the nine months ended March 31, 1997 of $9.1 million are expected to be primarily capitalized improvement costs to existing equipment and machinery. The Company expects to finance these capital expenditures utilizing the operating cash flows of the Company.

Odessa Exploration is forecasting outlays of approximately $6.0 million in development costs for fiscal 1997, as compared to $9.8 million during fiscal 1996. Financing is expected to come from borrowings under its Norwest credit facilities.

Clint Hurt Drilling has forecast approximately $1.5 million for oil and gas drilling capital expenditures for fiscal 1997 primarily for improvements to existing equipment and machinery compared to $598,000 for fiscal 1996. Such outlays are treated as capital costs. Financing is expected to come from existing cash flow.

Debt

Recent Development

On April 7, 1997, the Company announced that it had entered into an agreement by which Lehman Commercial Paper, Inc. would provide (or arrange to be provided) a $225 million credit facility, consisting of a $100 million seven-year term loan and a $125 million five-year revolver. The floating interest rate is expected to be lower than the Company's current rate on its existing bank debt. The Company intends to use the proceeds from the facility to: (i) repay existing bank debt;
(ii) make additional acquisitions and capital expenditures; and (iii) provide working capital. In addition, the credit facility provides, under certain conditions, for the repurchase of a portion of the Company's outstanding common stock in the open market from time to time. The credit facility is expected to be in place before June 30, 1997.

Other Debt

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

Pursuant to the terms of the Indenture governing the rights of the holders of the Offering, the Company was required to obtain Servicios' guarantee of the Company's indebtedness under the offering and agreed to increase the interest rate payable on the offering to 7 1/2 % in the event such guarantee was not obtained. To date, such guarantee has not been obtained, and, therefore, the Offering is currently accruing interest at a rate of 7 1/2%. The Company made its first interest payment on December 31, 1996.

In March 1997, the Company completed the re-negotiation of its credit facilities with CIT consisting of a line of credit and term loan for each of WellTech
Eastern, Yale E. Key and Clint Hurt. The re-negotiated term and credit facilities include a maximum credit availability of the lesser of (i) $55 million, or (ii) an amount subject to certain asset valuations determined by CIT. Also, the re-negotiated term and credit facilities include an interest rate at one-quarter percent above the stated prime rate, which was 8.25% at March 31, 1997.

In addition to the CIT credit facilities, Odessa Exploration has funded its operations and acquisitions in part through a credit facility with Norwest. All amounts previously owed by Odessa Exploration under the Norwest facility were paid using a portion of the proceeds from the Offering. Effective January 31, 1997, Odessa Exploration completed the re-negotiation of the Norwest credit facility, which, among other things, increased its borrowing base to $18 million, of which $1.2 million had been advanced as of March 31, 1997.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings
                  None.

Item 2. Changes in Securities

         (c) Recent Sales of Unregistered Securities:

         The Company effected the following unregistered sales of its securities during the three months ended March 31, 1997. Each of the following issuances by the Company of the securities sold in the transactions referred to below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering:

         Effective as of January 13, 1997, the Company issued 175,000 shares of the Company's common stock to Michael and Georgia McDermett as partial consideration for the acquisition of all of the capital stock of Cobra Industries, Inc., of which Michael and Georgia McDermett were the sole shareholders.

         Effective as of March 17, 1997, the Company issued 83,770 shares of the Company's common stock to Tri-State Wellhead & Valve, Inc. ("Tri-State") as partial consideration for the Company's purchase of certain assets of Tri-State.

         Effective as of March 31, 1997, the Company issued 77,998 shares of the Company's common stock to Dennis and LaWenda Hogerheide as partial consideration for the acquisition of certain assets of Kalkaska Construction Service, Inc. of which Dennis and LaWenda Hogerheide were the shareholders.

         Effective as of January 10, 1997, the Company issued to Thomas B. Murphy, pursuant to the Company's 1995 Employee Stock Option Plan, an option to purchase 25,000 shares of the Company's common stock (the "Option") as partial consideration for Mr. Murphy's entering into employment with the Company. The exercise price of the Option is $13.00 per share and is exercisable under the following vesting schedule; 5,000 shares on each of January 30, 1998, 1999, 2000, 2001 and 2002.

Item 3. Defaults Upon Senior Securities.
                  None.

Item 4. Submission of Matters to a Vote of Security Holders.

         On December 9, 1996, a meeting of the holders of Common Stock, par value $.10 per share, was held to approve the Company's Board of Directors and other matters. Only holders of record as of the close of business on November 15, 1996 were entitled to notice of and to vote at the meeting and at any adjournment thereof. On the Record Date, the outstanding number of shares entitled to vote consisted of 10,480,529 shares of common stock. The results of the voting were as follows:

                                                                  For                    Against           Abstain
         Item 1.  To elect Directors:
                 Francis D. John                              8,324,873 (79%)            11,275  *            0

                 Kevin P. Collins                             8,324,870 (79%)            11,278  *            0

                 Van D. Greenfield                            8,313,207 (79%)            22,941  *            0

                 William Manly                                8,324,864 (79%)            11,284  *            0

                 W. Phillip Marcum                            8,313,207 (79%)            22,941  *            0

                 Morton Wolkowitz                             8,324,930 (79%)            11,218  *            0

         Item 2.  To ratify independent
                  auditors                                    8,329,801 (79%)             4,788  *         1,559 *

         *    - less than 1%


Item 6. Exhibits and Reports on Form 8-K.

            (a) The following exhibits are filed as a part of the Form 10-Q:

              Number                    Description

               10(a) Stock Purchase Agreement among Key Energy Group, Inc., Michael and Georgia McDermett dated as of January 10, 1997

               10(b) Asset Purchase Agreement among WellTech Eastern, Inc., Key Energy Group, Inc., Tri State Wellhead & Valve, Inc. and John C. Bozeman dated as of March 14,1997

               10(c) Stock Purchase Agreement among Yale E. Key, Inc., Keith and Leslie Neill as of March 24, 1997

               10(d) Asset Purchase Agreement among Key Energy Group, Inc., WellTech Eastern, Inc., Elder Well Service, Inc., Martha Elder, Kenneth L. Ward, Nona Faye Mugraur, Lela Gaye Biehl and Johnny Ray Johnson dated as of March 28, 1997

               10(e) Asset Purchase Agreement #1 among WellTech Eastern, Inc., Key Energy Group, Inc., Kalkaska Construction Service, Inc., Dennis Hogerheide, LaWenda Hogerheide, David Hogerheide and Derek Hogerheide dated March 31, 1997

               10(f) Asset Purchase Agreement #2 among WellTech Eastern, Inc., Key Energy Group, Inc., Kalkaska Construction Service, Inc., Dennis Hogerheide, LaWenda Hogerheide, David Hogerheide and Derek Hogerheide dated March 31, 1997

               10(g) Stock Purchase Agreement among WellTech Eastern, Inc., Dennis Hogerheide and LaWenda Hogerheide dated as of March 31, 1997

               10(h) Asset Purchase Agreement among WellTech Eastern, Inc., Diamond Well Service, Inc., John Scott and Dwayne Wardwell dated as of April 3, 1997

               10(i) Asset Sale Agreement among WellTech Eastern, Inc. and Drillers, Inc. dated as of April 14, 1997

               10(j) Asset Purchase Agreement among WellTech Eastern, Inc., Shreve's Well Service, Inc. and William A. Shreve dated as of April 18, 1997

               10(k) Asset Purchase Agreement among WellTech Eastern, Inc. and Petro Equipment, Inc. and Donald E. Clark dated as of May 1, 1997

               10(l) Second Restated Loan Agreement dated as of January 31, 1997 among Odessa Exploration Incorporated and Norwest Bank Texas, N.A.

               10(m) Second Amendment to Third Amended and Restated Loan and Security Agreement and Modification of Notes dated as of March 27, 1997 among Group/Credit Finance, Inc., Yale E. Key, Inc., Key Energy Drilling, Inc. and WellTech Eastern, Inc.

               11(a)            Statement - Computation of per share earnings.
                                Filed herewith as part of the Condensed
                                Consolidated Financial Statements).

               27(a) Statement - Financial Data Schedule (Filed herewith as part of the Condensed Consolidated Financial Statements).

            (b) There were no reports filed on form 8-K during the quarter ended
                March 31, 1997.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            KEY ENERGY GROUP, INC.
                                            (Registrant)



                                             By /s/ Francis D. John
                                             President, Chief Executive Officer
Dated: May 14, 1997                          and Chief Financial Officer

                                             By /s/ Danny R. Evatt
                                             Vice President and Chief Accounting
Dated: May 14, 1997                          Officer