Form 10-K
period 1997-06-30
KEY ENERGY GROUP INC
filed 1997-09-19
CIK 318996

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                   FORM 10-K

         (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1997
                                       or

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
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.

             Two Tower Center, Tenth Floor, East Brunswick, NJ    08816
                 (Address of principal executive offices)       (Zip Code)

       Registrant's telephone number, including area code: (908) 247-4822

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

             Title of Each Class      Name of Each Exchange on Which Registered
        Common Stock, $.10 par value         American Stock Exchange
        7% Convertible Subordinated                     None
           Debentures Due 2003

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of September 11, 1997 was approximately $366,091,543.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a
plan confirmed by a court. Yes   X    No

Common Shares outstanding at September 11, 1997: 16,459,894

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

                     Key Energy Group, Inc. and Subsidiaries

                                      INDEX

 PART I.

    Item 1.  Business                                                      3

    Item 2.  Properties.                                                   8

    Item 3.  Legal Proceedings.                                            9

    Item 4.  Submission of Matters to a Vote of  Security Holders.         9

 PART  II.

    Item 5.  Market for the Registrant's Common Equity and
             Related Stockholder Matters.                                  10

    Item 6.  Selected Financial Data.                                      11

    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operation.                           12

    Item 8.  Financial Statements and Supplementary Data.                  19

    Item 9.  Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure.                       52

PART  III.

    Item 10. Directors and Executive Officers of the Registrant.           52

    Item 11. Executive Compensation.                                       52

    Item 12. Security Ownership of Certain Beneficial Owners
             and Management.                                               52

    Item 13. Certain Relationships and Related Transactions.               52

PART IV.

    Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                                           53

                     Key Energy Group, Inc. and Subsidiaries

    PART I. ITEM 1.  BUSINESS.

    The Company

    Key Energy Group, Inc. (the "Company" or "Key") is a leading provider of well services in the United States and in Argentina. As of June 30, 1997, the Company operated a fleet of 523 well service rigs, 437 fluid hauling and other trucks, and nine drilling rigs (including 16 workover rigs, six trucks, and 3 drilling rigs in Argentina). As of June 30, 1997, Key's well service and workover rig fleet and fluid hauling and other truck fleet were the second largest and largest fleets, respectively, onshore the continental United States. The Company operates in Texas, New Mexico, Oklahoma,
    Michigan, the Appalachian Basin and Argentina. The Company generally provides a full range of maintenance and workover services to major and independent oil and gas companies in all of its operating regions. In addition to maintenance and workover services, Key also provides services which include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include oil field fluid transportation, storage and disposal services, frac tank rentals, fishing and rental tools, wireline services, air drilling and hot oiling. In addition, the Company is engaged in contract drilling in West Texas and Argentina and owns and produces oil and natural gas in the Permian Basin.

    The Company  conducts  operations  through four  wholly-owned  subsidiaries:
    Yale E. Key, Inc. ("Yale E. Key"); WellTech Eastern, Inc. ("WellTech Eastern"); Odessa Exploration Incorporated ("Odessa Exploration"); and
    Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt"). In addition, Key operates in Argentina through its 63% ownership (wholly-owned as of July 1, 1997) of Servicios WellTech, S.A. ("Servicios"). WellTech Eastern operates through two divisions: WellTech Mid-Continent Division and WellTech Eastern Division. Yale E. Key, WellTech Eastern and Servicios provide oil and gas well services, and Servicios owns contract drilling rigs. Odessa Exploration is engaged in the production of oil and natural gas and Clint Hurt provides contract oil and gas well drilling services in the Permian Basin of West Texas.

    Subsequent Events

    Subsequent to June 30, 1997, the Company purchased the remaining 37% interest in Servicios and completed the acquisition of four well servicing companies which collectively operate 83 well service and workover rigs (including six in Argentina), three drilling rigs in Argentina, and 75 fluid hauling and other trucks. The Company has also announced, subsequent to June 30, 1997, five acquisitions of well service companies and one acquisition of a drilling company which collectively operate 153 well service rigs, 11 drilling rigs, 91 fluid hauling and other trucks and a fishing and rental tool business. These six announced acquisitions are currently pending and assuming their completion, the Company will have expanded its operating presence into markets it previously did not serve, including the Rocky Mountains, the Four Corners area, the Hugoton Basin, Northern Louisiana and Arkansas. Upon completion of these pending acquisitions, Key's operations will include 764 well service and workover rigs, 603 fluid hauling and other trucks, 23 drilling rigs and numerous ancillary operations. Following the closing of these acquisitions, the Company believes that, based upon the number of active well service rigs and fluid hauling and other trucks, that it would operate at that time, it will be the largest well service provider onshore the continental United States and the second largest well service provider in Argentina.

    Growth Strategy

    The domestic well service rig and production service industry has historically been highly fragmented, characterized by a large number of smaller companies which have competed effectively on a local basis in terms of pricing and the quality of services offered. In recent years, many major and independent oil and gas companies have placed increasing emphasis upon not only pricing, but also on safety records and quality management systems of, and the breadth of services offered by, their vendors, including well servicing contractors. This market environment, which requires significant expenditures by smaller companies to meet these increasingly rigorous standards, has forced many smaller well servicing companies to sell their operations to larger competitors. As a result, the industry has seen high levels of consolidation among the competing contractors.

         Over the past eighteen months, Key has been a the leading consolidator of this industry, completing twenty-three acquisitions of well servicing operations (twenty-eight including pending transactions). This consolidation has led to reduced fragmentation in the market and has led to more predictable demand for well services for the Company and its competitors. Key's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses. As a result of these and other factors, the Company has developed a growth strategy to: (i) identify, negotiate and consummate additional acquisitions of complementary well servicing operations, including rigs, trucking and other ancillary services; (ii) fully-integrate acquisitions into the Company's decentralized organizational structure and thereby attempt to maximize operating margins; (iii) expand business lines and services offered by the Company in existing areas of operations; and (iv) extend the geographic scope and operating environments for the Company's operations.

         Oil Field Services

         The Company provides a full range of well service rig services, oil field liquid services and other production services necessary to maintain and workover producing oil and gas wells through its wholly-owned subsidiaries, Yale E. Key and WellTech Eastern. These services also include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include oil field fluid transportation, storage and disposal services, frac tank rentals, fishing and rental tools, wireline services, air drilling and hot oiling. The Company has more than 750 customers which are either major oil and gas companies or independent producers seeking to optimize performance of oil and gas wells. Although the mix of oil and gas wells serviced varies by particular markets, approximately two-thirds of the Company's overall business is attributable to oil wells. As of June 30, 1997, of the Company's 523 well service and workover rigs, 273 operate in West Texas and New Mexico, 161 in Oklahoma and East Texas, 79 in Michigan and the Appalachian Basin, and ten in Argentina.

         Well Service Rig Services. The Company utilizes its fleet to perform four major categories of service to oil and gas operators including:

         Maintenance Services. Maintenance services are required on producing oil and gas wells to ensure efficient and continuous operation. These services consist of routine mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods or defective down-hole pumps in an oil well, or replacing defective tubing in an oil or gas well. The Company provides the well service rigs, equipment and crews for these maintenance services. Many of these well service rigs also have pumps and tanks (a workover package) that can be used for circulating fluids into and out of the well. Maintenance jobs are often performed on a series of wells in proximity to each other and typically take less than 48 hours per well.

         Maintenance services are generally required throughout the life of a well. The need for these services does not directly depend on the level of drilling activity and is generally independent of short-term fluctuations in oil and gas prices. Accordingly, maintenance services are generally the most stable type of well service rig activity. The general level of maintenance, however, is affected by changes in the total number of producing oil and gas wells in the Company's geographic service areas.

    Workover Services. In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications, called "workovers." Workover services include extensions of existing wells to drain new formations either through deepening well bores or through drilling of horizontal laterals. In less extensive workovers, the Company's rigs are used to seal off depleted zones in existing well bores and access previously bypassed productive zones. The Company's workover rigs are also used to convert producing wells to injection wells for enhanced recovery operations. Workover services include major subsurface repairs such as casing repair or replacement, recovery of tubing and removal of foreign objects in the well bore. These extensive workover operations are normally performed by a well service rig with a workover package , which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers depending upon the particular type of workover operation. Most of the Company's well service rigs are designed for and can be equipped to perform complex workover operations. A workover may last from a few days to several weeks.

    The demand for workover services is more sensitive to expectations relating to and changes in oil and gas prices than the demand for maintenance services, but not as sensitive as the demand for completion services. When oil and gas prices are low, there is little incentive to perform workovers on wells to increase production and well operators tend to defer such expenditures. As oil and gas prices increase, the level of workover activity tends to increase as operators seek to increase production by enhancing the efficiency of their wells.

    Completion Services. Completion services prepare a newly drilled well for production. The completion process may involve selectively perforating the well casing to access producing zones, stimulating and testing these zones and installing downhole equipment. The Company provides a well service and workover package rig to assist in this completion process. Newly drilled wells are frequently completed by a well service rig so that an operator can minimize the use of a higher cost drilling rig. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment which the Company provides for an additional fee.

    The demand for well completion services is directly related to drilling activity levels, which are highly sensitive to expectations relating to and changes in oil and gas prices. During periods of weak drilling demand, drilling contractors frequently price well completion work competitively compared to a well service rig so that the drilling rig stays on the job. Thus, excess drilling capacity will serve to reduce the amount of completion work available to the well servicing industry.

    Plugging and Abandonment Services. Well service rigs and workover equipment are also used in the plugging and abandonment of oil and gas wells no longer capable of producing in economic quantities. The demand for oil and gas does not significantly affect the demand for well plugging services.

    Liquid  Services.  The Company  provides  vacuum truck  services,  frac tank
    rentals  and  salt  water  disposal   services  which  together  provide  an
    integrated mix of liquid services to well site customers.

    Other Production Services. The Company provides production services, which include hot oiler unit services, pipeline installation and testing services, slickline wire-line services and fishing and rental tool services.

         Shallow Contract Drilling Services

         The Company, through Clint Hurt, owns and operates six drilling rigs and provides contract drilling services for major and independent oil companies, primarily in West Texas. On August 4, 1997, the Company announced it had signed a letter of intent to acquire BRW Drilling, Inc. ("BRW") for approximately $15.0 million in cash. BRW operates 7 drilling rigs and related equipment in the Permian Basin of West Texas. The closing of the BRW acquisition is expected upon negotiation of a definitive agreement, completion of the Company's standard due diligence and receipt of regulatory clearances, if any are required. Upon completion, the BRW acquisition will be combined with Clint Hurt's drilling operations in the Permian Basin of West Texas to form a thirteen rig shallow drilling operation. The Company entered the land drilling business in March 1995 with the acquisition of four drilling rigs from an independent third party and, as the result of the WellTech merger, acquired two additional land drilling rigs. The rigs are capable of drilling up to 10,000 feet.

         Production

         The Company is engaged in the production of oil and natural gas in the Permian Basin area of West Texas through its wholly-owned subsidiary, Odessa Exploration. Odessa Exploration acquires and manages interests in producing oil and gas properties for its own account and for drilling partnerships it sponsors. Odessa Exploration acquires producing oil and gas wells and related properties from major and independent producers and, subsequently, either reworks the acquired wells to increase production or forms drilling ventures for additional development wells. Odessa Exploration operates oil and gas wells on behalf of over 250 working interest owners as well as for its own account.

         Foreign Operations

         The Company provides oil field services in Argentina through its 63% ownership (wholly-owned as of July 1, 1997) of Servicios. As of June 30, 1997, Servicios owned and operated ten well servicing rigs and three drilling rigs in Argentina (which are currently idle and undergoing refurbishment). On August 1, 1997, the Company completed the acquisition of Kenting Holdings (Argentina) S.A. ("Kenting") for $10.1 million in cash. The Kenting assets included six oilwell service rigs, three drilling rigs and related equipment in Argentina. The Kenting assets are being operated by Servicios and are expected to more than double the size of Servicios' operations based on revenues.

         COMPETITION AND OTHER EXTERNAL FACTORS

         Despite a significant amount of consolidation having occurred, the domestic well service rig and production service industry is still highly fragmented and includes a number of companies that are capable of competing effectively in all or part of the Company's well servicing markets. Nonetheless, the Company believes that it is competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those regions in which it operates.

         In the well servicing market, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well trained work force. In recent years, many of the Company's larger customers have placed emphasis not only on pricing, but also on safety records and quality management systems of contractors. The Company believes that such factors will be of increased importance in the future. The Company has directed substantial resources toward employee safety and training programs, as well as its employee review process. While the Company's efforts in these areas are not unique, many competitors, particularly small contractors, have not undertaken similar training programs for their employees. Management believes that the Company's safety record and reputation for quality equipment and service are among the best in the industry.

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

    The Company serves over 750 customers in West Texas, East Texas, New Mexico, Oklahoma, Michigan, the Appalachian Basin and Argentina with its two largest customers providing 13% and 7%, of total Company revenue during fiscal 1997. The need for oilfield services fluctuates, in part, in relation to the demand for oil and natural gas. As demand for those commodities increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the producing efficiency of their wells in a higher priced environment.

    EMPLOYEES

    As of June 30, 1997, the Company employed 3,175 persons (3,047 in well service operations, 12 in oil and gas production, 105 in contract drilling operations and 11 in corporate). None of the Company's employees are represented by a labor union or collective bargaining agent. The Company has experienced no work stoppages associated with labor disputes or grievances and considers its relations with its employees to be satisfactory.

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

         Oil Field Services

         The following table sets forth the type, number and location of the major equipment owned and operated by the Company's oil field service subsidiaries as of June 30, 1997:

                                  Well Service/            Fluid Hauling and
   Company                        Workover Rigs               Other Trucks

   Domestic:

   Yale E. Key (West Texas
    and New Mexico)                    273                         82
   Mid-Continent Division
    of  WellTech Eastern (Texas
    and Oklahoma)                      161                        105
   Eastern Division of
    WellTech Eastern (Michigan
    and Appalachian Basin)              79                        244

   International:

   Servicios (Argentina)                10                          6
                                     -----                      -----
   TOTAL                               523                        437
                                     =====                      =====

         Yale E. Key owns ten and leases six office and yard locations. The Mid-Continent Division of WellTech Eastern owns seven and leases five office and yard locations. The Eastern Division of WellTech Eastern owns four and leases twelve office and yard locations. In Argentina, Servicios leases two office and yard locations.

         All  operating  facilities  are  metal  one story  office  and/or  shop
         buildings.   All  buildings  are  occupied  and  considered  to  be  in satisfactory condition.

         Production

         Odessa Exploration's properties consist primarily of oil and gas leases. At June 30, 1997, Odessa Exploration operated and/or owned interests in 467 wells. Odessa Exploration's major proved producing properties are located primarily in the Permian Basin area of West Texas. Odessa Exploration leases office space in Odessa, Texas.

         As of June 30, 1997, the Company had interests in 446 gross (127 net) oil wells and 21 gross (10 net) gas wells. As of such date, the Company owned 71,360 gross (19,980 net) acres of developed acreage and no undeveloped acreage. The Company had working interests in 13 gross (12.5 net) development wells as of the same date. During the fiscal year ended June 30, 1997, the Company produced 178,121 bbls. of oil at an average sales price of $22.19 per bbls., and 1.23 Mcf of gas at an average sales price of $2.74 per Mcf. Average production (lifting) costs were $7.89 per equivalent bbls. of oil.

         ITEM 3.  LEGAL PROCEEDINGS AND OTHER ACTIONS.

         See Item 7, Note 4 to the Consolidated Financial Statements.

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

         PART II

         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                                STOCKHOLDER MATTERS.

         The Company's common stock is traded on the American Stock Exchange, under the symbol "KEG". As of June 30, 1997, there were 498 holders of record of 12,297,752 shares of common stock.

         The following table sets forth for the periods indicated the high and low closing prices of the Company's common stock on the American Stock Exchange, as derived from published sources.

                                          High                      Low
         Fiscal Year Ending 1997:
          First Quarter                $ 8 3/4                    $ 7 1/2
          Second Quarter                12 1/4                      8 3/8
          Third Quarter                 14 7/8                     11 3/8
          Fourth Quarter                17 13/16                   12 7/8

         Fiscal Year Ending 1996:
          First Quarter                $ 4 3/4                    $ 5 1/2
          Second Quarter                 4 15/16                    6 7/16
          Third Quarter                  5 7/8                      7 9/16
          Fourth Quarter                 7 1/16                     8 1/2

    There were no dividends paid on the Company's common stock during the fiscal years ended June 30, 1997, 1996 or 1995. The Company does not intend, for the foreseeable future, to pay dividends on its common stock.

    Recent Sales of Unregistered Securities:

    The Company effected the following unregistered sales of its securities during the three months ended June 30, 1997. Each of the following issuances by the Company of the securities sold in the transactions referred to below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4 (2) thereof for transactions not involving a public offering:

    Effective as of June 25, 1997, the Company issued 240,000 shares of the Company's common stock to certain selling shareholders as partial consideration for the acquisition of all of the capital stock of Well-Co Oil Service, Inc.

    The Company issued, pursuant to the Company's 1995 Employee Stock Option Plan, various options to purchase shares of the Company's common stock.

Item 6.
Selected Financial Data.

                                                                                                                      Five
                                            Fiscal Year   Fiscal Year(1) Fiscal Year    Fiscal Year    Seven Months  Months (2)
                                               Ended         Ended          Ended          Ended          Ended        Ended
                                              June 30,      June 30,       June 30,       June 30,       June 30,   November 30,
(in thousands)                                  1997          1996           1995           1994           1993        1992
---------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA:
-------------------------------------------

  Revenues                                    $163,630       $66,478        $44,689         $34,621       $14,256     $10,433
  Operating costs:
    Direct costs                               111,551        47,117         32,793          26,585        10,863       7,947
    Depreciation, depletion and amortization    11,420         4,701          2,738           1,371           406         505
    General and administrative                  18,522         6,608          4,352           3,540         1,587       1,117
    Interest                                     7,535         2,477          1,478             830           276         464

  Income before income taxes, minority
    interest, reorganization items and
    extraordinary items                         14,602         5,575          3,328           2,295         1,124         400
  Net income                                     9,098         3,586          2,178           1,345           711       4,986

  Income  per common share:
  Primary:
      Net income                                 $0.75         $0.45          $0.33           $0.26         $0.14       $0.28
  Fully-diluted:
      Net income                                 $0.65         $0.44          $0.33           $0.25         $0.14       $0.03

  Average common shares outstanding:
    Primary                                     12,205         7,941          6,647           5,274         5,124      17,942
    Assuming full dilution                      17,963         8,114          6,647           5,288         5,138     176,508

  Common shares outstanding at period end       12,298        10,414          6,914           5,274         5,124      17,942
  Market price per common share at period end   $17.81         $8.19          $5.06           $4.67         $3.67         n/a

  Cash dividends paid on common shares            $  -          $  -           $  -            $  -          $  -        $  -

BALANCE SHEET DATA:
-------------------------------------------
  Cash                                         $41,704        $4,211         $1,275          $1,173          $623           *
  Current assets                                93,333        27,481         11,290           9,167         4,922           *
  Property and equipment                       227,255        96,127         36,336          18,935        10,093           *
  Property and equipment, net                  208,186        87,207         31,942          17,159         9,688           *
  Total assets                                 320,095       121,722         45,243          28,095        15,906           *
  Current liabilities                           33,142        24,339          9,228           8,383         4,113           *
  Long-term debt, including current portion    174,167        46,825         15,949          11,501         5,374           *
  Stockholders' equity                          73,179        41,624         20,111           9,263         7,280           *

OTHER DATA:
-------------------------------------------
EBITDA (3)                                      33,557        12,752          7,544           4,496         1,806           *
Net cash (used) provided by:
 Operating activities                            1,306         7,121          3,258           1,842         (123)           *
 Investing activities                          (82,062)      (13,551)        (7,154)         (5,608)      (1,284)           *
 Financing activities                          118,249         9,366          3,998           4,316          (73)           *
Working capital                                 60,191         3,142          2,062             784           809           *
Book value per common share (4)                  $5.95         $4.00          $2.91           $1.76         $1.42           *
Ratio of earnings to fixed charges (5)           $2.61         $2.77          $2.54           $2.65         $2.91           *

 * - Not applicable due to the Company's 1992
     Reorganization Plan.

(1) Financial data for the year ended June 30, 1996 includes the allocated purchase price of WellTech Eastern and the results of their operations, beginning March 26, 1996.

(2) Financial Data for the five months ended November 30, 1992 and prior periods reflect the previous capital structure of Key Energy Group, Inc. (previously "National Environmental Group, Inc.") before the Company's 1992 Reorganization Plan and are not always comparable to subsequent periods.

(3) Net income before interest exp., income taxes, depreciation, depletion and amortization. EBITDA is presented because of its wide acceptance as a financial indicators of a company's ability to service or incur debt. EBITDA should not be considered as an alternative to operating net income, as defined by generally accepted accounting principals, as indicators of the Company's financial performance or to cash flow as a measure of liquidity.

(4) Book value per common share are stockholders' equity at end of period divided by the number of outstanding shares at period end.

(5) For purposes of computing the ratios of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expenses, amortization of debt issuance expenses and the portions of rentals and lease obligations representative of the interest factor.

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion provides information to assist in
the  understanding  of  the  Company's   financial   condition  and  results  of
operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

     Overview

     The Company experienced its most successful year during fiscal 1997. All regions have increased equipment use because of higher oil and gas prices, increased emphasis on horizontal drilling, lower production costs for major and independent oil and gas producers, renewed focus on domestic production and the effects of several new alliances the Company entered into with its customers.

     Fluctuations in well servicing activity have had a strong correlation with fluctuations in oil and gas prices. If oil and gas prices were to drop significantly from current levels, the Company would expect a decrease in demand for drilling and services which would negatively affect the Company's operating performance. The Company seeks to minimize the effects of such fluctuations on its operations and financial condition through diversification of services, entry into new markets and customer alliances.

     FISCAL YEAR ENDED JUNE 30, 1997 VERSUS FISCAL YEAR ENDED JUNE 30, 1996

     Results of Operations

     Operating Income

     The Company

     Revenues for the year ended June 30, 1997 increased $97,152,000, or 146%, from $66,478,000 in fiscal 1996 to $163,630,000 in fiscal 1997, while net income for fiscal 1997 increased $5,512,000, or 154% , from $3,586,000 in fiscal 1996 to $9,098,000 in fiscal 1997. The increase was primarily due to oilwell service acquisitions throughout the year, increased oil and gas revenues from Odessa Exploration, and increased oil and gas drilling revenues.

     Oilfield Services

     Oilfield service revenues for the year ended June 30, 1997 increased $88,452,000, or 158%, from $55,933,000 for the year ended June 30, 1996 to
$144,385,000 for the year ended June 30, 1997. The increase is primarily attributable to acquisitions throughout the year and higher equipment use resulting from an increase in demand for oilfield services.

     Oil and Natural Gas Exploration and Production

     Revenues from oil and gas activities increased $4,005,000, or 96%, from $4,175,000 during the year ended June 30, 1996 to $8,180,000 for the current year. The increase was primarily the result of increased production of oil and natural gas from several wells that were drilled and began production during fiscal 1997, higher oil and natural gas prices for fiscal 1997, and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party. Of the total $8,180,000 of revenues for the year ended June 30, 1997, approximately $6,975,000 was from the sale of oil and gas and $1,205,000 represented primarily administrative fee income.

     Oil and Natural Gas Well Drilling

     Revenues from oil and gas well drilling activities increased $3,768,000, or 61%, from $6,188,000 during the year ended June 30, 1996 to $9,956,000 for the year ended June 30, 1997. The increase was primarily the result of increased oilwell drilling activity and an increase in the Company's pricing structure.

     Operating Expenses

     Oilfield Services

     Oilfield service expenses for the year ended June 30, 1997 increased $59,629,000, or 146%, from $40,737,000 for the year ended June 30, 1996 to
$100,366,000 for the year ended June 30, 1997. The increase was due primarily to acquisitions made throughout the fiscal year and the increased demand for oilfield services. In addition, the Company has continued to expand its services, offering fishing tools, blow-out preventers and oilwell frac tanks.

     Oil and Natural Gas Exploration and Production

     Expenses related to oil and gas activities increased $1,680,000, or 124%, from $1,350,000 for the year ended June 30, 1996 to $3,030,000 for the year ended June 30, 1997. The increase was primarily the result costs associated with several oil and natural gas wells that were drilled and began producting during fiscal 1997 and the April 1996 purchase of $6.9 million in oil and gas properties.

     Oil and Natural Gas Well Drilling

     Expenses  related  to  oil  and  gas  well  drilling  activities  increased
$3,125,000,  or 62%,  from  $5,030,000  for the  year  ended  June  30,  1996 to
$8,155,000 for the year ended June 30, 1997. The increase was primarily the result of increased revenues.

     Depreciation and Depletion Expense

     Depreciation, depletion and amortization expense increased $6,719,000, or 143%, from $4,701,000 for fiscal 1996 to $11,420,000 for fiscal 1997. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisitions completed throughout fiscal 1997. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas.

     General and Administrative Expenses

     General and administrative expenses increased $11,914,000, or 180%, from $6,608,000 for the year ended June 30, 1996 to $18,522,000 for the year ended June 30, 1997. The increase was primarily attributable to oilfield service acquisitions throughout the fiscal year.


     Interest Expense

     Interest expense increased $5,058,000, or 204%, from $2,477,000 for fiscal 1996 to $7,535,000 in fiscal 1997. The increase was primarily the result of debt incurred in connection with acquisitions completed throughout fiscal 1997.

     Income Taxes

     Income tax expense increased $3,612,000, or 191%, from $1,888,000 in income tax expense for fiscal 1996 to $5,500,000 for fiscal 1997. The increase in income taxes is primarily due to the increase in operating income. However, the Company does not expect to be required to remit a significant amount of the $5,500,000 in total federal income taxes for fiscal year 1997 because of the availability of net operating loss carryforwards, accelerated depreciation and drilling tax credits.

     Cash Flow

     Net cash provided by operating activities decreased $4,965,000, or 70%, from $7,121,000 during fiscal 1996 to $2,156,000 for fiscal 1997. The decrease is attributable primarily to increases in accounts receivable, decreases in accounts payable and accrued expenses, but was partially offset by increases in depreciation and net income.

    Net cash used in investing activities increased $68,511,000,  or 506%, from
$13,551,000 for fiscal 1996 to $82,062,000 for fiscal 1997. The increase   is
primarily the result of increased capital expenditures for oilwell service operations and oilwell service acquisitions.

     Net cash provided by financing activities was $117,399,000 for fiscal 1997 as compared to $9,366,000 for fiscal 1996, which represents an increase of $108,033,000, or 1,153%. The increase, which is partially offset by repayments of long-term debt, is primarily the result of proceeds from the existing Debentures and commercial paper during the current fiscal year.

     FISCAL YEAR ENDED JUNE 30, 1996 VERSUS FISCAL YEAR ENDED JUNE 30, 1995

     Operating Income

     The Company

     Revenues for the year ended June 30, 1996 increased $21,789,000, or 49%, from $44,689,000 for the year ended June 30, 1995 to $66,478,000 for the year ended June 30, 1996, while net income increased $1,408,000, or 65%, from $2,178,000 in fiscal 1995 to $3,586,000 in fiscal 1996. The increase in revenues was primarily due to the acquisition of Clint Hurt Drilling in March 1995, whose operations were only included for one quarter in the 1995 year-end results, increased oil and gas revenues from Odessa Exploration and increased oilwell service equipment use and the acquisition of WellTech. The increase in fiscal year 1996 net income over fiscal year 1995 net income was partially attributable to the inclusion of Clint Hurt Drilling and the acquisition of WellTech Eastern, but also was a result of an increase in oilwell service equipment use and a decrease in total consolidated Company costs and expenses as a percentage of total revenues.

     Oilfield Services

     Oilfield service revenues for the year ended June 30, 1996 increased $15,828,000, or 40%, from $40,105,000 for the year ended June 30, 1995 to
$55,933,000 for the year ended June 30, 1996. The increase in revenues was primarily attributable to higher equipment use resulting from an increase in demand for oilfield services and the acquisition of WellTech Eastern, whose operating results were included for the period of March 26, 1996 to June 30, 1996.

     Oil and Natural Gas Exploration and Production

     Revenues from oil and gas activities increased $1,841,000, or 79%, from $2,334,000 during the year ended June 30, 1995 to $4,175,000 for the year ended June 30, 1996. The increase in revenues was primarily the result of increased production of oil and natural gas from several wells that were drilled during 1996, higher oil and natural gas prices during 1995 and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party.

     Of the total $4,175,000 of revenues for the year ended June 30, 1996, approximately $3,554,000 was from the sale of oil and gas and the remaining $621,000 was attributable primarily to administrative fee income and other miscellaneous income.

     Oil and Natural Gas Well Drilling

     Oil and natural gas well drilling operations are performed by Clint Hurt Drilling which was acquired in March 1995. Comparable numbers for the prior year are, therefore, not available. Revenues for the year ended June 30, 1996 were $6,188,000.

     Operating Expenses

     Oilfield Services

     Oilfield service expenses for the year ended June 30, 1996 increased $10,145,000, or 33%, from $30,592,000 for the year ended June 30, 1995 to
$40,737,000 for the year ended June 30, 1996. The increase was due primarily to the acquisition of WellTech Eastern on March 26, 1996, and an increased demand for oilfield services.

     Oil and Natural Gas Exploration and Production

     Expenses related to oil and gas activities increased $593,000, or 78%, from $757,000 for the year ended June 30, 1995 to $1,350,000 for the year ended June 30, 1996. The increase was primarily the result of increased production of oil and natural gas from several wells that were drilled during fiscal 1996 and the April 1996 purchase of $6.9 million in oil and gas properties.

     Oil and Natural Gas Well Drilling

     Clint Hurt Drilling was acquired in March 1995. Comparable numbers for the prior year are, therefore, not available. Expenses for the year ended June 30, 1996 were $5,030,000.

     Depreciation and Depletion Expense

     Depreciation, depletion and amortization expense increased $1,963,000, or 72%, from $2,738,000 for fiscal 1995 to $4,701,000 for fiscal 1996. The increase was primarily due to oilfield service depreciation expense, which resulted from an increase in oilfield service capital expenditures for the 1996 period versus the prior period and the acquisition of WellTech and Clint Hurt. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas.

     General and Administrative Expenses

     General and administrative expenses increased $2,256,000, or 52%, from $4,352,000 for the year ended June 30, 1995 to $6,608,000 for the year ended June 30, 1996. The increase was primarily attributable to the acquisition of contract drilling assets, the subsequent inclusion of general and administrative expenses related to contract drilling operations and the acquisition of WellTech Eastern.

     Interest Expense

     Interest expense increased $999,000, or 68%, from $1,478,000 for fiscal 1995 to $2,477,000 for fiscal 1996. The increase was primarily the result of acquisitions and the addition of certain oil and gas properties that were financed with proceeds from borrowings.

     Income Taxes

     Income tax expense for fiscal 1996 increased $738,000, or 64%, from $1,150,000 in fiscal 1995 to $1,888,000 in fiscal 1996. The increase was primarily due to an increase in operating income. However, the Company was not required to remit a significant amount of the $1,888,000 in total federal income taxes for fiscal year 1996 because of the availability of net operating loss carryforwards, accelerated depreciation and drilling tax credits.

     Cash Flow

     Net cash provided by operating activities increased $3,863,000, or 119%, from $3,258,000 during fiscal 1995 to $7,121,000 for fiscal 1996. The increase was attributable primarily to increases in net income.

     Net cash used in investing activities increased $6,397,000, or 89%, from $7,154,000 for fiscal 1995 to $13,551,000 for fiscal 1996. The increase was primarily the result of increased capital expenditures for oil and gas properties and costs associated with the acquisition of WellTech. This increase was partially offset by a decrease in oilfield service capital expenditures.

     Net cash provided by financing activities increased $5,368,000, or 134%, from $3,998,000 in fiscal 1995 to $9,366,000 in fiscal 1996. The increase is primarily the result of increased principal payments during fiscal 1996. This increase in principal payments was somewhat offset by an increase in proceeds from long-term debt during fiscal 1996 as the result of the purchase of oil and gas properties by Odessa Exploration and the acquisition of WellTech.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents increased by $37.5 million for the year ended June 30, 1997 from $4.2 million as of June 30, 1996 to $41.7 million as of June 30, 1997. This increase was primarily the result of proceeds from the Bank Credit Agreement.

     The Company has projected $20 million for oilfield service capital expenditures for fiscal 1998 as compared to $15.1 million and $5.2 million in fiscal 1997 and 1996, respectively. Odessa Exploration has projected outlays of approximately $10 million in development costs for fiscal 1998, as compared to $8.2 million and $9.8 million in fiscal 1997 and 1996, respectively. Clint Hurt Drilling has forecast approximately $2 million for oil and gas drilling capital expenditures for fiscal 1998, primarily for improvements to existing equipment and machinery, as compared to $1.5 million for fiscal 1997 and $598,000 in fiscal 1996. The Company expects to finance these capital expenditures and development costs using cash flows from operations and available credit. The Company believes that its cash flows and, to the extent required, borrowings
under  the Bank Credit Agreement,   will  be  sufficient  to  fund  such
expenditures.

     Debt

     In June 1997, the Company entered into the Credit Agreement (the "Bank Credit Agreement") with PNC Bank, N.A. ("PNC"), as administrative agent, Norwest Bank Texas, N.A., as collateral agent, Lehman Commercial Paper, Inc., as advisor, arranger and syndication agent and the lenders named therein pursuant to which the lenders agreed to make available to the Compaany a five-year revolving credit facilty in the amount of $135 million and a seven-year term loan facility in the amount of $120 million. Up to $10 million of letters of credit may be issued pursuant to the Bank Credit Agreement. The amount of letters of credit outstanding from time to time reduces the amount of revolving credit loans which may be outstanding.

     Revolving credit loans incurred pursuant to the Bank Credit Agreement will bear interest, at the Company's option, at PNC's base rate plus 1.00% or LIBOR plus 2.25% and term loans will bear interest, at the Company's option, at PNC's base rate plus 1.75% or LIBOR plus 2.75%. After September 30, 1997, the margin applicable to revolving credit loans will fluctuate from time to time between 0.25% and 1.25% with respect to base rate loans and between 1.50% and 2.50% for LIBOR based loans. Such fluctuations will be based on the Company's ratio of consolidated total debt (net of cash in excess of $5 million) to a pro forma calculation of consolidated earnings before interest expense, taxes and depreciation, depletion and amortization.

     The Company used the proceeds from the Bank Credit Agreement to: (i) repay existing debt; (ii) make additional acquisitions and capital expenditures; and
(iii) provide working capital. Long-term debt that was repaid with proceeds from the Bank Credit Agreement in June 1997 included all debt with CIT Group/Credit Finance, Inc. of approximately $54.3 million and all bank debt associated with Odessa Exploration, previously with Norwest Bank Texas, N.A., of approximately $2.1 million.

     Impact of SFAS 121

     As of July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including successful efforts oil and gas companies, are required to adopt SFAS 121 for fiscal years beginning after December 15, 1995. In order to determine whether an impairment had occurred, the Company estimated the expected future cash flows of its income producing equipment and oil and gas properties and compared such future cash flows to the carrying amount of the asset to determine if the carrying amount was recoverable. Based on this process, no writedown in the carrying amount of the Company's property was necessary at June 30, 1997.

     Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board has recently issued the following accounting standards which will be adopted by the Company in the future.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128") - Earnings per Share, is effective for periods ending on or after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. SFAS 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.The Company will adopt SFAS 128 for the quarter ended December 31, 1997.

     Statement of Financial Accounting Standards No. 130 ("SFAS 130") - Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 for the fiscal year ended June 30, 1999.

     Statement  of  Financial  Accounting  Standards  No.  131  ("SFAS  131")  -
Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of its application. However, comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 for the fiscal year ended June 30, 1999.

     Management believes the adoption of SFAS 128, SFAS 130 and SFAS 131 will not have a material effect on its financial position or results of operations of the Company.

     Impact of Inflation on Operations

     Management is of the opinion that inflation has not had a significant impact on the Company's business.

      ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Presented herein are the consolidated financial statements of Key Energy Group, Inc. and Subsidiaries as of June 30, 1997 and 1996 and the years ended June 30, 1997, 1996 and 1995.

      Also, included is the report of KPMG Peat Marwick LLP, independent certified public accountants, on such consolidated financial statements as of June 30, 1997 and 1996 and for the years ended June 30, 1997, 1996 and 1995.

                          INDEX TO FINANCIAL STATEMENTS

                                                                    Page

      Consolidated Balance Sheets................................    20

      Consolidated Statements of Operations .....................    21

      Consolidated Statements of Cash Flows .....................    22

      Consolidated Statements of Stockholders' Equity ...........    23

      Notes to Consolidated Financial Statements ................    24

      Independent Auditors' Report ................................  51

                    Key Energy Group, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                   June 30,           June 30,
(Thousands, except share and per share data)         1997               1996
 ------------------------------------------------------------------------------
ASSETS
 Current Assets:
  Cash                                            $41,704            $ 4,211
  Accounts receivable, net of allowance for
   doubtful accounts ($1,552 - 1997, $992 - 1996)  45,230             20,570
  Inventories                                       5,171              1,957
  Prepaid expenses and other current assets         1,228                743
 ------------------------------------------------------------------------------
 Total Current Assets                              93,333             27,481
 ------------------------------------------------------------------------------
 Property and Equipment:
  Oilfield service equipment                      176,326             66,432
  Oil and gas well drilling equipment               6,319              4,862
  Motor vehicles                                   10,569              1,159
  Oil and gas properties and other related
   equipment, successful efforts method            23,622             17,663
  Furniture and equipment                           1,661                716
  Buildings and land                                8,758              5,295
 ------------------------------------------------------------------------------
                                                  227,255             96,127
 Accumulated depreciation & depletion             (19,069)            (8,920)
 ------------------------------------------------------------------------------
 Net Property and Equipment                       208,186             87,207
 ------------------------------------------------------------------------------
 Other Assets                                      18,576              7,034
 ------------------------------------------------------------------------------

 Total Assets                                    $320,095           $121,722
 ==============================================================================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                $15,339            $11,086
  Other accrued liabilities                        12,507             11,002
  Accrued interest                                  2,102                417
  Accrued income taxes                              1,664                 53
  Deferred tax liability                              126                310
  Current portion of long-term debt                 1,404              1,471
-------------------------------------------------------------------------------
Total Current Liabilities                          33,142             24,339
-------------------------------------------------------------------------------
Long-term debt, less current portion              172,763             45,354
Non-current accrued expenses                        4,017              4,909
Deferred tax liability                             35,738              4,244
Minority interest                                   1,256              1,252

Commitments and contingencies

Stockholders' equity:
 Common stock, $.10 par value; 25,000,000
 shares authorized, 12,297,752 and 10,413,513
 sharesissued and outstanding at June 30,
 1997 and 1996, respectively                        1,230              1,041
 Additional paid-in capital                        55,031             32,763
 Retained earnings                                 16,918              7,820
-------------------------------------------------------------------------------
Total Stockholders' Equity                         73,179             41,624
-------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity       $320,095           $121,722
===============================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.

                                     Key Energy Group, Inc. and Subsidiaries
                                       Consolidated Statements of Operations

                                                                        Year Ended             Year Ended             Year Ended
(Thousands, except per share data)                                     June 30, 1997          June 30, 1996         June 30, 1995
---------------------------------------------------------------------------------------------------------------------------------
REVENUES:
   Oilfield services                                                       $144,385               $55,933                $40,105
   Oil and gas                                                                8,180                 4,175                  2,334
   Oil and gas well drilling                                                  9,956                 6,188                  1,932
   Other, net                                                                 1,109                   182                    318
---------------------------------------------------------------------------------------------------------------------------------
                                                                            163,630                66,478                 44,689
---------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oilfield services                                                        100,366                40,737                 30,592
   Oil and gas                                                                3,030                 1,350                    757
   Oil and gas well drilling                                                  8,155                 5,030                  1,444
   Depreciation, depletion and amortization                                  11,420                 4,701                  2,738
   General and administrative                                                18,522                 6,608                  4,352
   Interest                                                                   7,535                 2,477                  1,478
---------------------------------------------------------------------------------------------------------------------------------
                                                                            149,028                60,903                 41,361
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                             14,602                 5,575                  3,328
Income tax expense                                                            5,500                 1,888                  1,150
Minority interest in net income                                                   4                   101                      -
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                   $9,098                $3,586                 $2,178
=================================================================================================================================

EARNINGS PER SHARE :
Primary:
  Net income                                                                  $0.75                 $0.45                  $0.33
Assuming full dilution:
  Net income                                                                  $0.65                 $0.44                  $0.33
=================================================================================================================================
WEIGHTED AVERAGE OUTSTANDING:
Primary                                                                      12,205                 7,941                  6,647
Assuming full dilution                                                       17,963                 8,114                  6,647
=================================================================================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.

                                  Key Energy Group, Inc. and Subsidiaries
                                   Consolidated Statements of Cash Flows

                                                                    Year Ended June 30,
                                                          ---------------------------------------
(Thousands)                                                 1997             1996            1995
-------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $9,098           $3,586          $2,178
  Adjustments to reconcile income from operations to
    net cash provided by operations:
  Depreciation, depletion and amortization                11,420            4,701           2,738
  Deferred income taxes                                    3,836            1,618           1,370
  Minority interest in net income                              4              101               -
  Gain on sale of assets                                    (235)            (186)              -
  Other non-cash items                                         -                6            (312)
  Change in assets and liabilities net of effects
     from the acquisitions:
    Increase in accounts receivable                      (14,904)          (2,180)         (1,327)
    Increase (decrease) in other current assets           (2,811)             765            (940)
    Decrease in accounts payable and
        accrued expenses                                  (5,565)          (1,293)           (154)
    Other assets and liabilities                           1,313                3            (295)
--------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                2,156            7,121           3,258
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Oilwell service operations      (15,084)          (5,188)         (2,839)
  Capital expenditures - Oil and gas operations           (8,188)          (1,879)         (2,823)
  Capital expenditures - Oil and gas well drilling
   operations                                             (1,483)            (598)           (143)
  Proceeds from sale of fixed assets                       3,159              574               -
  Cash received in acquisitions                            2,342            1,168               -
  Acquisitions - oil and gas operations                        -           (7,895)         (1,348)
  Acquisitions - oilwell service operations, net of
    cash acquired                                        (62,808)               -               -
 Redemption (purchase) of restricted
    marketable securities                                      -              267              (1)
--------------------------------------------------------------------------------------------------
  Net cash used in investing activities                  (82,062)         (13,551)         (7,154)
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                              (1,772)          (2,601)         (2,148)
  Repayment of long-term debt                            (47,815)               -               -
  Borrowings (payments) under line-of-credit                   -            1,100            (605)
  Proceeds from stock options exercised                      141                -               -
  Proceeds from warrants exercised                         1,362                -               -
  Proceeds from convertible subordinated debentures
    - net of debt issuance costs                          49,590                -               -
  Proceeds from long-term commercial paper debt
    - net of debt issuance costs                         115,021                -               -
  Proceeds from other long-term debt                         872           10,867           6,751
--------------------------------------------------------------------------------------------------
  Net cash provided by financing activities              117,399            9,366           3,998
--------------------------------------------------------------------------------------------------
  Net increase in cash                                    37,493            2,936             102
  Cash at beginning of period                              4,211            1,275           1,173
--------------------------------------------------------------------------------------------------
  Cash at end of period                                  $41,704           $4,211          $1,275
==================================================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.

                                    Key Energy Group, Inc. and Subsidiaries
                                Consolidated Statements of Stockholders' Equity

                                                           Common Stock
                                                --------------------------------
                                                   Number of                        Additional
                                                    Shares          Amount           Paid-in            Retained
(Thousands)                                       Outstanding       at par           Capital            Earnings          Total
-------------------------------------------------------------------------------  ---------------   ------------------ ------------
Balance at June 30, 1994                                  5,274            $527           $6,680               $2,056       $9,263
--------------------------------------------------------------------------------  ---------------   ------------------ ------------

Issuance of common stock for WellTech
  West Texas assets                                       1,635             164            8,420                    -        8,584
Issuance of warrants for WellTech
  West Texas assets                                           -               -               63                    -           63
Issuance of common stock for Clint Hurt
  Drilling assets                                             5               -               23                    -           23
Net income                                                    -               -                -                2,178        2,178
--------------------------------------------------------------------------------  ---------------   ------------------ ------------
Balance at June 30, 1995                                  6,914            $691          $15,186               $4,234      $20,111
--------------------------------------------------------------------------------  ---------------   ------------------ ------------
Issuance of common stock for WellTech
  Merger                                                  3,500             350           17,577                    -       17,927
Net income                                                    -               -                -                3,586        3,586
--------------------------------------------------------------------------------  ---------------   ------------------ ------------
Balance at June 30, 1996                                 10,414          $1,041          $32,763               $7,820      $41,624
--------------------------------------------------------------------------------  ---------------   ------------------ ------------
Issuance of common stock for Brownlee
  Well Service stock                                         61               6              665                    -          671
Issuance of common stock for Woodward
  Well Service stock                                         75               8              555                    -          563
Issuance of common stock for Brooks
  Well Service stock                                        918              92           11,033                    -       11,125
Issuance of common stock for Enerair
  Oilwell Service assets                                      4               -               48                    -           48
Issuance of common stock for Cobra
  Well Service stock                                        175              18            2,368                    -        2,386
Issuance of common stock for Tri-State
  Well Service assets                                        84               8              992                    -        1,000
Issuance of common stock for Kal-Con
  Well Service assets and stock                              78               8            1,103                    -        1,111
Issuance of common stock for Well-Co
  Well Service stock                                        240              24            4,026                    -        4,050
Exercise of warrants                                        221              22            1,340                    -        1,362
Exercise of options                                          28               3              138                    -           141
Net income                                                    -               -                -                9,098        9,098
--------------------------------------------------------------------------------  ---------------   ------------------ ------------
Balance at June 30, 1997                                 12,298          $1,230          $55,031              $16,918      $73,179
================================================================================  ===============   ================== ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1997, 1996 and 1995

     1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

     Key Energy Group, Inc. herein after referred to as the "Company" or "Key", was organized in April 1977, and commenced operations in July 1978. Results of operations for the twelve months ended June 30, 1997, 1996 and 1995 include the Company's oilfield service operations conducted by its wholly-owned subsidiary, Yale E. Key, Inc., ("Yale E. Key"), the Company's oil and gas exploration and production wholly-owned subsidiary, Odessa Exploration Incorporated ("Odessa Exploration"), and the Company's oil and gas well drilling operations conducted by the Company's wholly-owned subsidiary, Key Energy Drilling, Inc. d/b/a Clint Hurt Drilling ("Clint Hurt Drilling"). Clint Hurt Drilling was acquired in March of 1995. Also included in the results of operations for the fiscal year ended June 30, 1997 and approximately three months for the fiscal year ended June 30, 1996 are those operating results from the Company's wholly-owned subsidiary; WellTech Eastern, Inc. ("WellTech Eastern") which currently holds the assets acquired in the merger with WellTech, Inc. ("WellTech"), on March 26, 1996 (see
Note 2). WellTech Eastern operates through two divisions; the WellTech Mid-Continent Division and the WellTech Eastern Division. In addition, as a result of the Welltech acquisition, the Company acquired a 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentinean corporation. Servicios conducts oilfield services operations in Argentina and is accounted for using the consolidation with a minority interest method.

Basis of Presentation

     The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The accounting policies presented below have been followed in preparing the accompanying consolidated financial statements. The Company's ownership of less than 50% owned entities are accounted for by the cost or equity methods, depending on the Company's ownership percentage.

Estimates and Uncertainties

     Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

     Inventories, which consist primarily of oilwell service parts and supplies, are held for use in the operations of Key and are valued at the lower of average cost or market.

Property and Equipment

     The Company provides for depreciation and amortization of non-oil and gas properties using the straight-line method over the following estimated useful lives of the assets:

                          (table follows on next page)

                     Key Energy Group, Inc. and Subsidiaries

     Description                                                     Years
     ---------------------------------------------------------------------
                  Oilfield service equipment                        3 - 20
                  Oil and gas well drilling equipment               3 - 15
                  Motor vehicles                                    3 - 7
                  Furniture and equipment                           3 - 10
                  Buildings and improvements                       10 - 40
                  Gas processing facilities                           10
     ---------------------------------------------------------------------

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

Gas Balancing

     Deferred income associated with gas balancing is accounted for on the entitlements method and represents amounts received for gas sold under gas balancing arrangements in excess of Odessa Exploration's interest in properties covered by such agreements. Odessa Exploration had deferred income associated with gas balancing of approximately $155,000, $198,000 and $253,000 as of June 30, 1997, 1996 and 1995, respectively.

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

Other Assets and Goodwill

     At June 30, 1997, 1996 and 1995, other assets consisted primarily of goodwill, capitalized debt issuance costs and security and escrow deposits from Key's workers' compensation retrospective insurance program, in addition to an interest, (approximately 13%), in an insurance company (the insurance company is affiliated with Key's workers' compensation carrier).

                     Key Energy Group, Inc. and Subsidiaries

     At June 30, 1997, 1996 and 1995, the Company classified as goodwill the cost in excess of fair value of the net tangible assets acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over ten to twenty-five years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable. Goodwill amortization expense totaled $622,000 for fiscal 1997 and $100,000 for fiscal 1996 and $100,000 for fiscal 1995. Debt issuance cost amortization expense totaled $344,000 for the year ended June 30, 1997 and is amortized over the term of the applicable debt.

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

     The Company and its eligible subsidiaries file a consolidated U. S. federal income tax return. Certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the consolidated U. S. federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities.

Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing and by policy limits the amount of credit exposure to any one financial institution. The Company's customer base consists primarily of multi-national, foreign national and independent oil and natural gas producers. See Note 12 for additional information regarding customers which accounted for more than 10% of consolidated revenues. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on its trade receivables. Such credit risk is considered by management to be limited due to the large number of customers comprising the Company's customer base. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

                     Key Energy Group, Inc. and Subsidiaries

Impact of  SFAS 121

     On July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have an impact on the Company's financial position, results of operations, or liquidity.

Stock-based Compensation

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Accordingly, the company has only adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). See
Note 8 for the pro forma disclosures of compensation expense determined under the fair-value provisions of SFAS 123.

Cash Flows

     For cash flow purposes, the Company considers all unrestricted highly liquid investments with less than a three month maturity when purchased as cash equivalents.

Reclassifications

     Certain reclassifications have been made to the fiscal 1996 and 1995 consolidated financial statements to conform to the fiscal 1997 presentation.

Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board has recently issued the following accounting standards which will be adopted by the Company in the future.

     Statement of Financial Accounting Standards No. 128 ("SFAS 128") - Earnings per Share, is effective for periods ending on or after December 15, 1997. FAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. SFAS 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS.The Company will adopt SFAS 128 for the quarter ended December 31, 1997.

     Statement of Financial Accounting Standards No. 130 ("SFAS 130") - Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 for the fiscal year ended June 30, 1999.

     Statement  of  Financial  Accounting  Standards  No.  131  ("SFAS  131")  -
Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of its application. However, comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 for the fiscal year ended June 30, 1999.

                     Key Energy Group, Inc. and Subsidiaries

Management believes the adoption of SFAS 128, SFAS 130 and SFAS 131 will not have a material effect on its financial position or results of operations of the Company.

Impact of Inflation on Operations

     Although in our complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on the Company's operations, management is of the opinion that inflation has not had a significant impact on its business.

2.  BUSINESS AND PROPERTY ACQUISITIONS

     The following described acquisitions have been completed during the current year and are included in the Company's results of operations for the twelve months ended June 30, 1997.

Well-Co Oil Service. Inc.

     On June 26, 1997, the Company completed its acquisition of Well-Co Oil Service, Inc. ("Well-Co") which operates 79 oilwell service rigs and related equipment in west Texas. Well-Co was acquired for $17.5 million in cash and 240,000 shares of the Company's common stock. Well-Co will be operated by the Company's west Texas subsidiary of Yale E. Key. The results of operations of Well-Co are included in the Company's results of operations effective June 26, 1997. The acquisition was accounted for using the purchase method.

Phoenix Well Service, Inc.

     On June 10, 1997, the Company completed its acquisition of Phoenix Well Service, Inc. ("Phoenix") which operates 11 oilwell service rigs and related equipment in west Texas. Phoenix was acquired for $2.3 million in cash. Phoenix will be operated by the Company's west Texas subsidiary of Yale E. Key. The results of operations of Phoenix are included in the Company's results of operations effective June 26, 1997. The acquisition was accounted for using the purchase method.

Southwest Oilfield Services, Inc.

     On June 10, 1997, the Company completed its acquisition of Southwest Oilfield Services, Inc. ("Southwest") which operates 3 oilwell service rigs and related equipment in western Oklahoma. Southwest was acquired for $455,000 in cash. Southwest will be operated by the WellTech Mid-Con Division of WellTech Eastern, Inc. The results of operations of Southwest are included in the Company's results of operations effective June 10, 1997. The acquisition was accounted for using the purchase method.

Wireline and Excavation Assets

     On May 1, 1997, the Company completed an acquisition of ten wireline units and related equipment for approximately $600,000 in cash. These assets will be operated in West Virginia by the WellTech Eastern Division of WellTech Eastern. On May 5, 1997, the Company completed its acquisition of several dump trucks and related excavation equipment for $410,000 in cash. These assets will be operated in Michigan by the WellTech Eastern Division of WellTech Eastern. The results of operations of these assets are included in the Company's results of operations effective May 1, 1997. The acquisition was accounted for using the purchase method.

Shreve's Well Service

     On April 18, 1997, the Company completed its acquisition of the assets of Shreve's Well Service, Inc. ("Shreve's") which operated in West Virginia.
Shreve's assets were acquired for $550,000 in cash and included five well service rigs and related equipment. The Shreve's assets will be operated by the WellTech Eastern Division of WellTech

                     Key Energy Group, Inc. and Subsidiaries

     Eastern. The results of operations of Shreve's are included in the Company's results of operations effective May 1, 1997. The acquisition was accounted for using the purchase method.

Argentine Drilling Rigs

     On April 16, 1997, the Company acquired three drilling rigs and related equipment in Argentina from Drillers, Inc. for $1.5 million in cash. The drilling rigs will be operated by WellTech Servicios, the Company's Argentine subsidiary.

Diamond Well Service

     On April 3, 1997, the Company completed the acquisition of the assets of Diamond Well Service, Inc. ("Diamond") for $675,000 in cash. The Diamond assets included four oilwell service rigs and related equipment in Oklahoma. The Diamond assets will be operated by the WellTech Mid-Continent Division of WellTech Eastern. The results of operations of Diamond are included in the Company's results of operations effective April 1, 1997. The acquisition was accounted for using the purchase method.

Kalkaska Construction Service, Inc. ,Kalkaska Oilfield Service, Inc. and Elder Well Service, Inc.

     On March 31, 1997, the Company completed the acquisition of the assets of Kalkaska Construction Service, Inc., Kalkaska Oilfield Service, Inc. ("KalCon") and Elder Well Service, Inc. ("Elder"), both based in Michigan. The KalCon assets included 40 vacuum (fluid transport) trucks, 40 trucks used in oilfield equipment hauling, seven saltwater disposal wells and other oilfield related equipment, and were acquired for approximately $8.5 million in cash and 77,998 shares of the Company's common stock. The Elder assets included six oilwell service rigs and related equipment and were acquired for $609,000 in cash. Both the KalCon and Elder assets will be operated by the WellTech Eastern Division of WellTech Eastern. The operating results of KalCon and Elder are included in the Company's results of operations effective April 1, 1997. The acquisition was accounted for using the purchase method.

T.S.T. Paraffin Service Co., Inc.

     On March 27, 1997, the Company completed the acquisition of T.S.T. Paraffin Service Co., Inc. ("TST") for $8.7 million in cash. TST operates approximately 61 trucks, 22 hot oil units and other related equipment in west Texas. TST will be operated by the Company's west Texas subsidiary: Yale E. Key, Inc. The operating results of TST are included in the Company's results of operations effective April 1, 1997. The acquisition was accounted for using the purchase method.

Tri-State Wellhead & Valve, Inc.

     The Company completed its acquisition of the assets of Tri-State Wellhead & Valve, Inc. ("Tri-State") on March 17, 1997 for $550,000 in cash and 83,770 shares of the Company's common stock. The Tri-State assets consisted of a wellhead equipment rental business and five oilwell service rigs. These assets will be operated by the WellTech Mid-Continent Division of WellTech Eastern. The operating results from these assets are included in the Company's results of operations effective April 1, 1997. The acquisition was accounted for using the purchase method.

Cobra Industries, Inc.

     Effective as of January 13, 1997, the Company completed the purchase of Cobra Industries, Inc. ("Cobra") for $5 million in cash and 175,000 shares of the Company's common stock. Cobra operates 26 oilwell service rigs in southeastern New Mexico. The operating results from Cobra are included in the Company's results of operations effective February 1, 1997. The acquisition was accounted for using the purchase method.

                    Key Energy Group, Inc. and Subsidiaries

Talon Trucking Co.

     Effective as of January 7, 1997, the Company completed the acquisition of the assets of Talon Trucking Co. ("Talon") for $2.7 million in cash. Talon operated three oilwell service rigs, 21 trucks and related fluid transportation and disposal assets in Oklahoma, which assets are currently operated by the WellTech Mid-Continent Division of WellTech Eastern. The operating results from these assets are included in the Company's results of operations effective January 7, 1997. The acquisition was accounted for using the purchase method.

B&L Hotshot, Inc.

     Effective as of December 13, 1996, the Company completed the acquisition of B&L Hotshot, Inc. and affiliated entities ("B&L) for $4.9 million in cash. B&L provides trucking and related services for oil and natural gas wells in Michigan, which operations are currently conducted by the WellTech Eastern Division of WellTech Eastern. The operating results from B&L are included in the Company's results of operations effective January 1, 1997. The acquisition was accounted for using the purchase method.

Brooks Well Servicing, Inc.

     Effective as of December 1, 1996, the Company completed the acquisition of Brooks Well Servicing, Inc. ("Brooks") for 917,500 shares of the Company's common stock. Brooks was a wholly-owned subsidiary of Hunt Oil Company and operated 32 oilwell service rigs and ancillary equipment in east Texas, which operations are currently conducted by the WellTech Mid-Continent Division of WellTech Eastern. The operating results from Brooks are included in the Company's results of operations effective December 1, 1996. The acquisition was accounted for using the purchase method.

Hitwell Surveys, Inc.

     Effective as of December 2, 1996, the Company completed the purchase of Hitwell Surveys, Inc. ("Hitwell") for approximately $1.3 million in cash. Hitwell operates eight oilwell logging and perforating trucks in the Appalachian Basin and Michigan. The operating results from Hitwell are included in the Company's results of operations effective December 1, 1996. The acquisition was accounted for using the purchase method.

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

Brownlee Well Service Inc.

     Effective as of October 24, 1996, the Company completed the purchase of Brownlee Well Service, Inc. ("Brownlee") and Integrity Fishing and Rental Tools Inc., ("Integrity"). Consideration for the acquisition was $6.5 million in cash and 61,069 shares of the Company's common stock. Brownlee and Integrity operate 16 oilwell service rigs with ancillary equipment and a variety of oilfield fishing tools in west Texas. The operating results from Brownlee are included in the Company's results of operations effective November 1, 1996. The acquisition was accounted for using the purchase method.

                     Key Energy Group, Inc. and Subsidiaries

Woodward Well Service, Inc

     Effective as of October 1, 1996, the Company completed the acquisition of Woodward Well Service, Inc. ("Woodward") for 75,000 shares of the Company's common stock and approximately $100,000 in cash, most of which is payable over a four-year period. Woodward operated five oilwell service units in Oklahoma, which operations are currently conducted by the WellTech Mid-Continent Division of Welltech Eastern. The operating results from Woodward are included in the Company's results of operations effective October 1, 1996. The acquisition was accounted for using the purchase method.

Acquisitions Completed Prior to June 30, 1996

Odessa Exploration Properties

     In April of 1996, Odessa Exploration purchased approximately $6.9 million in cash of oil and gas producing properties from an unrelated company using proceeds from bank borrowings, which indebtedness was subsequently repaid (see
Note 5). The acquisition was accounted for using the purchase method.

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

Pro Forma Results of Operations--(unaudited)

     The following unaudited pro forma results of operations have been prepared as though WellTech Eastern, Well-Co, Cobra and T.S.T. had been acquired on July 1, 1995. Pro-forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                         Year Ended
(Thousands, except per share data)          June 30, 1997         June 30, 1996
-------------------------------------------------------------------------------

 Revenues                                   $ 198,088                 $162,988
 Net income                                    11,591                    8,964
 Earnings per share                         $    0.92                 $   0.76

 3.  OTHER ASSETS

     Other assets consist of the following:
                                                                   June 30,
     (Thousands)                                               1997        1996
    ---------------------------------------------------------------------------
    Investment in insurance company - common stock *      $     368     $   368
    Workers compensation security premiums                    1,817       1,117
    Debt issuance costs (net of amortization; 1997 - $344)    7,045         -
    Goodwill (net of amortization: 1997 - $822, 1996 - $200)  9,256       5,400
    Other                                                        90         149
    ---------------------------------------------------------------------------
                                                            $18,576     $ 7,034
    ===========================================================================
     * - Represents approximately 13% ownership.

                     Key Energy Group, Inc. and Subsidiaries

4.  COMMITMENTS AND CONTINGENCIES

     Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position of the Company. As of June 30, 1997, the Company had reserved $133,000 for potential suits and claims.

     During 1995, the Company entered into employment agreements with certain of its officers. These employment agreements generally run to June 30, 1997, but will automatically be extended on a yearly basis unless terminated by the Company or the applicable officer. In addition to providing a base salary for each officer, the employment agreements provide for severance payments for each officer varying from 12 to 24 months of the officers base salary. The current annual base salaries for the officers covered under such employment agreements total approximately $800,000.

5.  LONG-TERM DEBT

     On June 6, 1997, the Company entered into an agreement (the "Bank Credit Agreement") with PNC Bank, N.A., as administrative agent, Norwest Bank Texas, N.A., as collateral agent. Lehman Commercial Paper, Inc., as advisor, arranger and syndication agent and the lenders named thereas pursuant to which the lenders provided a $255 million credit facility, consisting of a $120 million seven-year term loan and a $135 million five-year revolver. The interest rate, on the term loan, is LIBOR plus 2.75 percent and the interest rate on the revolver varies based on the LIBOR and the level of the Company's indebtedness and is currently LIBOR plus 2.25 percent. The Company used the proceeds from the facility to: (i) repay existing bank debt; (ii) make additional acquisitions and capital expenditures; and (iii) provide working capital. In addition, the credit facility provides, under certain conditions, for the repurchase of a portion of the Company's outstanding common stock in the open market from time to time. In connection with the credit facility, the company incurred and capitalized $4,979,000 of debt issuance costs. These costs are being amortized over the life of the credit facility. The credit facility contains certain restrictive covenants and requires certain financial ratios.

     Long-term debt which was repaid with proceeds from the Agreement in June 1997 included all debt with CIT Group/Credit Finance, Inc. ("CIT") of approximately $54.3 million and all bank debt associated with Odessa Exploration, previously with Norwest Bank Texas, N.A. ("Norwest") of approximately $2.1 million.

     In July 1996, the Company completed the offering of $52,000,000 7% convertible subordinated debentures due 2003 (the "Debentures"). In August 1996, the interest rate on the Debentures was increased to 7 1/2%. As the result of the Company's purchase of the remaining 37% ownership in Servicios, the interest rate was reduced to 7% in July of 1997. The offering was a private offering pursuant to Rule 144A under the Securities Act of 1933. Proceeds from the offering were used to substantially repay existing long-term debt (approximately $35.2 million). In connection with the offering of the Debentures, the Company capitalized and incurred $2,410,000 of debt issuance costs. These costs are being amortized over the life of the Debentures. The Debenture contains certain restrictive covenants and requires certain financial ratios.

     The Debentures mature on July 1, 2003 and are convertible at any time after November 1, 1996 and before maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $9 3/4 per share, subject to adjustment in certain events. In addition, holders of the Debentures who convert prior to July 1, 1999 will receive, in addition to the Company's common stock, a payment generally equal to 50% of the interest otherwise payable on the converted Debentures from the date of conversion through July 1, 1999, payable in cash or common stock, at the Company's option. Interest on the Debentures is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1997. In August, 1996, the interest rate was increased from 7% to 7 1/2% due to certain modifications in the Debenture indenture involving a certain subsidiary's

                     Key Energy Group, Inc. and Subsidiaries
inability to guarantee the obligations under the indenture, relating to the Debentures (the "Prospectus"), (specifically, Servicios). As the result of the Company's purchase of the remaining 37% ownership in Servicios, the interest rate was reduced to 7% in July of 1997.

     The Debentures will not be redeemable by the Company before July 15, 1999. Thereafter, the Debentures will be redeemable at the option of the Company in whole or part, at the declining redemption prices set forth in the original Prospectus, together with accrued and unpaid interest thereon.(see Note 17, for further discussion.)

     In January 1996, prior to the consummation of the Bank Credit Agreement and offering described above, the Company, Yale E. Key, Clint Hurt and WellTech entered into separate credit facilities with CIT totaling approximately $35 million (the combined maximum credit limit). The credit facilities were combined into one facility after the consummation of the Welltech merger. As a result of the separate credit facilities, the interest rate for Yale E. Key was lowered from two and one-half to one and one-quarter percent over the stated prime rate (8.25% at June 30, 1996). Each of the CIT term notes required principal and interest payments, due the first day of each month beginning February 1, 1996, plus a final payment of the unpaid balance of the note due December 31, 1998. The expiration of each of the lines of credit was December 31, 1998.

     The components of long-term debt are as follows:

                                                            June 30,
     (Thousands)                                     1997               1996
      Term Note  (i)                               $120,000         $     -
      Subordinated Debentures (ii)                   52,000               -
      Term Note(s) - CIT, interest and
         principal payable monthly (iii)              -                21,062
      Revolving Line(s) of Credit - CIT,
         interest payable monthly (iii)               -                 9,910
      Revolver Note - Norwest, interest
         payable monthly (iv)                         -                 6,300
      Term Note(s) - Norwest, interest and principal
         payable monthly (v)                          -                 7,000
      Other notes payable                             2,167             2,553

                                                    174,167            46,825
      Less current portion                            1,404             1,471
      -----------------------------------------------------------------------
      Long-term debt                               $172,763          $ 45,354

      =======================================================================

     (i). Under the Bank Credit Agreement, the term loan of $120 million requires interest payments at the termination of the LIBOR interest period. The term loan is seven years and the interest rate is LIBOR plus 2.75 percent. Principal payments are $500,000 at June 30, 1998, $125,000 at the end of each quarter beginning September 30, 1998 through June 30, 2002, $8,750,000 at the end of each quarter beginning September 30, 2002 through June 30, 2003 and $20,625,000 beginning September 30, 2003 with a final payment of $20,625,000 on June 30, 2004.

     The Company used the proceeds from the facility to: (i) repay existing bank debt; (ii) make additional acquisitions and capital expenditures; and (iii) provide working capital. In addition, the credit facility, of $135 million, provides, under certain conditions, for the repurchase of a portion of the Company's outstanding common stock in the open market from time to time. At June 30, 1997, there was $135 million available on the credit facility. Under the credit facility the Company may be obligated to pay certain fees including a commitment fee which ranges from .25% to .375% based on the unused portion of the credit facility.

                     Key Energy Group, Inc. and Subsidiaries

     (ii). The Debentures mature on July 1, 2003 and are convertible at any time after November 1, 1996 and before maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $9 3/4 per share, subject to adjustment in certain events. In addition, holders of the Debentures who convert prior to July 1, 1999 will receive, in addition to the Company's common stock, a payment generally equal to 50% of the interest otherwise payable on the converted Debentures from the date of conversion through July 1, 1999, payable in cash or common stock, at the Company's option. Interest on the Debentures is payable semi-annually on January 1 and July 1 of each year, commencing January 1, 1997. In August, 1996, the interest rate was increased from 7% to 7 1/2% due to certain modifications in the Debenture indenture involving a certain subsidiary's inability to guarantee the obligations under the indenture, relating to the Debentures (the "Prospectus"), (specifically, Servicios). As the result of the Company's purchase of the remaining 37% ownership in Servicios, the interest rate was reduced to 7% in July of 1997.

     (iii). The CIT term note, as amended, required principal payments of approximately $275,000, plus interest, due the first day of each month plus a final payment of the unpaid balance of the note due December 31, 1998. The interest rate was one and one-quarter percent above the stated prime rate of 8.25% at June 30, 1996. The note was collateralized by all of the assets (including equipment and inventory) of Yale E. Key, Clint Hurt and WellTech Eastern. The CIT line of credit, as amended, required monthly payments of interest at one and one-quarter percent above the stated prime rate of 8.25% at June 30, 1996. The line of credit was collateralized by the accounts receivable of Yale E. Key, Clint Hurt and WellTech Eastern.
     The agreement with CIT included certain restrictive covenants, the most restrictive of which prohibited the Company from making distributions and declaring dividends on its common stock.

      (iv). Prior to the Agreement and Offering described above, Odessa Exploration had a loan agreement, as amended, with Norwest. The loan agreement provided for a $7.5 million revolving line of credit note subject to a borrowing base limitation (approximately $6.3 million at June 30, 1996). The borrowing base was redetermined on at least a semi-annual basis. The borrowing base was reduced by approximately $100,000 per month through October 1997; the maturity of the note. The note's interest rate was one-half of one percent over Norwest's prime rate of 8.25% at June 30, 1996. The note was secured by substantially all of the oil and gas properties of Odessa Exploration.

      The loan agreement had contained various restrictive covenants and compliance requirements, which included (a) prohibits Odessa Exploration from declaring or paying dividends on Odessa Exploration's common stock,
      (b) limiting the incurrence of additional indebtedness by Odessa Exploration, (c) the limitation on the disposition of assets and (d) various financial covenants.

      (v). In April, 1996, as the result of the acquisition of certain properties by Odessa Exploration, but prior to the Offering described above, Odessa Exploration entered into a loan agreement with Norwest. The loan agreement provided for a term loan of $9.3 million to be reduced by $2.4 million in principal amount after the consummation of the acquisition of certain properties by Odessa Exploration. The note's interest rate was one-half of one percent over Norwest's prime rate of 8.25% at June 30, 1996. The note required interest payments beginning June 1, 1996. The note was secured by substantially all of the oil and gas properties of Odessa Exploration.

      Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of June 30, 1997:

                     Key Energy Group, Inc. and Subsidiaries

                                                 (in thousands)
             Fiscal year                            Principal
               Ended                                  Amount
             ---------------------------------------------------------
                1998                             $    1,404
                1999                                  1,392
                2000                                    701
                2001                                    637
                2002                                    533
                Thereafter                          169,500
                                                    -------
                                                 $  174,167
             =========================================================

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current assets and other current liabilities approximates fair value because of the short maturity of these instruments.

     Based on the borrowing rates currently estimated to be available to the Company for loans with similar terms, the fair value of long-term debt approximates the carrying amount as of June 30, 1997 and 1996, except for the subordinated convertible debentures which have a carrying value of $52 million and a fair value of approximately $98.9 million at June 30, 1997.

7. OTHER ACCRUED LIABILITIES

   Other accrued liabilities consist of the following:
                                                                June 30,
   (Thousands)                                           1997             1996
   ---------------------------------------------------------------------------
   Accrued payroll and taxes                           $ 6,674          $2,614
   Group medical insurance                                 891           1,536
   Workers compensation                                  1,683           1,067
   State sales and use taxes                               247             414
   Gas imbalance - deferred income                         155             198
   Revenue distribution                                    145             437
   Acquisition and reorganization accrual                  838           3,720
   Other                                                 1,874           1,016
                                                       -----------------------
   Total                                              $ 12,507         $11,002
   ===========================================================================

8. STOCKHOLDERS' EQUITY

The 1995 Stock Option Plan

     On March 26, 1996, a Stock Option Plan (the "1995 Plan") was approved by the Company's stockholders. The Plan became effective July 1, 1995, and , unless terminated earlier, will terminate July 1, 2005. The 1995 Plan is administered by a committee (the "Committee") consisting of at least three directors of Key, each of whom is a "disinterested person" within the meaning of rule 16b-3 under the Exchange Act and an "outside director" within the meaning of Section 162(m) of the Code.

                     Key Energy Group, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued

      The total number of shares of the Company's common stock that may be subject to options under the 1995 Plan may not exceed 1,800,000 in the aggregate. The total amount of common stock with respect to which options may be granted over the life of the 1995 Plan to any single employee shall not exceed 500,000 shares in the aggregate. Options which are canceled, forfeited or have expired or expire by their terms without being exercised shall be available for future grants under the 1995 Plan. The Committee may determine which key employees of the Company or any subsidiary or other persons shall be granted options under the 1995 Plan, the terms of the options and the number of shares which may be purchased under the option.

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

The 1995 Outside Directors Stock Option Plan

     On March 26, 1996, an Outside Directors Stock Option Plan was approved by the Company's Shareholder's (the "Directors Plan"). Individuals who are "Outside Directors" are eligible to participate in the Directors Plan. An "Outside Director" is defined as a member of the Board of Directors who is not an employee of the Company or any of its subsidiaries. Under the Directors Plan, Outside Directors are divided into three groups dependent upon certain dates and length of service on the Board. Only nonqualified stock options ("NSO's") may be granted under the Directors Plan. An NSO granted under the Directors Plan shall expire ten years after the date of the grant. An NSO may not be granted under the Directors Plan after July 1, 1998.

     The Directors Plan provides for the issuance of an aggregate of 400,000 shares of common stock, which may be authorized but unissued shares, treasury shares, or shares purchased on the open market. The exercise price of the NSO shall be the fair market value on the date of the grant.

     The following table summarizes the stock option activity related to the Company's plans:

                                                                       Price
                                                       Shares        Per Share
        -----------------------------------------------------------------------
         Outstanding, July 1, 1995
           Granted                                    1,075,000        $ 5.00
                                                      ---------

         Outstanding, June 30, 1996                    1,075,000
                                                      ---------

           Granted                                      175,000        $ 7.50
                                                        175,000        $8.313
                                                         50,000        $8.375
                                                         25,000        $8.50
                                                         25,000        $11.125
                                                        535,000        $13.25
                                                         25,000        $14.50

                     Key Energy Group, Inc. and Subsidiaries

                                                                        Price
                                                         Shares       Per Share
                                                         50,000        $16.875
            Canceled                                     26,668        $5.00
            Exercised                                    28,332        $5.00
                                                      ----------
            Outstanding, June 30, 1997                2,080,000
                                                      ==========
            Exercisable, June 30, 1997                  810,417

     The Company applies APB 25 and related Interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income and net income per share, for the years ended June 30, 1997 and 1996 would have been adjusted to the following pro forma amounts:

      (unaudited)                                       Year Ended June 30,
                                                           1997      1996
                                                           ----      ----

      Net income (in thousands)                           $8,680    $2,945
      Primary net income per share                        $ 0.71    $ 0.37
      Fully-diluted net income per share                  $ 0.61    $ 0.35

     The pro forma net income and pro forma net income per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. Pro forma adjustments in future years will include compensation expense associated with the options granted in fiscal year 1996 and 1997 plus compensation expense associated with any options awarded in future years. As a result, such pro forma compensation expense is likely to be higher than the levels reflected for 1996 and 1997 if any options are awarded in future years.

     Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grant in 1997 and 1996:

                                                       1997              1996
                                                       ----              ----

           Risk-free interest rate                     6.59%             6.54%
           Expected life                               5 years           5 years
           Expected volatility                         28%               29%
           Expected dividend yield                       0%                0%

The total fair value of options granted at June 30, 1997 is $6,541,000.

                     Key Energy Group, Inc. and Subsidiaries

9. INCOME TAXES

     Components of income tax expense (benefit) are as follows:

                                              Fiscal Year Ended June 30,
         (Thousands)                       1997            1996            1995
         -----------------------------------------------------------------------
         Federal and State:
              Current                    $ 1,664        $    270       $   (220)
              Deferred                     3,836           1,618          1,370
                                        ---------------------------------------
                                         $ 5,500        $  1,888         $1,150
         ======================================================================

    Income tax expense (benefit) differs from amounts computed by applying the statutory federal rate as follows:

                                                Fiscal Year Ended June 30,
        (Thousands)                              1997         1996         1995
        -----------------------------------------------------------------------
        Income tax computed at
         Statutory rate                          35.0%        34.0%       34.0%
         Amortization of goodwill disallowance    1.5           -           -
         Meals and entertainment disallowance     0.8          1.7         2.2
         Accrual to return adjustments            0.3         (1.5)       (1.0)
         Other                                    0.1         (0.3)       (0.7)
        _______________________________________________________________________
                                                 37.7%        33.9%       34.5%
        =======================================================================


     Deferred tax assets (liabilities) are comprised of the following :

                                                 Fiscal Year Ended June 30,
        (Thousands)                               1997         1996        1995
        -----------------------------------------------------------------------
        Net operating loss carry-forwards    $    4,628     $  6,293  $   1,140
        Property and equipment                  (40,410)     (10,942)    (3,437)
        Other                                       (82)          95        (25)

        -----------------------------------------------------------------------
        Net deferred tax liability           $  (35,864)   $  (4,554) $  (2,322)
        =======================================================================

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

     The Company estimates that as of June 30, 1997, the Company will have available approximately $148,414,060 of net operating loss carryforwards (which begin to expire in 2001). The net operating loss carryforwards are subject to an annual limitation of approximately $940,000, under Sections 382 and 383 of the Internal Revenue Code.

                     Key Energy Group, Inc. and Subsidiaries

10.  LEASING ARRANGEMENTS

     Among other leases, the Company (primarily its subsidiaries), lease certain automotive equipment under non-cancelable operating leases which expire at various dates through 2002. The term of the operating leases generally run from 36 to 60 months with varying payment dates throughout each month. In addition, in the case of Yale E. Key, each lease includes an option to purchase the equipment and an excess mileage charge as defined in the leases.

     As  of  June  30,  1997,   the  future   minimum   lease   payments   under
non-cancelable operating leases, in thousands, are as follows:

                      Fiscal Year                      Lease
                     Ending June 30,                  Payments
                         1998                         $ 4,348
                         1999                           3,433
                         2000                           2,044
                         2001                           1,122
                         2002                             391
                                                    ---------
                                                      $11,338
                                                    =========

     Operating  lease  expense was  approximately  $5,299,000,  $2,897,000,  and
$1,930,000,   for  the  fiscal  years  ended  June  30,  1997,  1996  and  1995, respectively.

11.  EMPLOYEE BENEFIT PLANS

     At June 30, 1997, as the result of the WellTech merger (Note 2), the Company maintains two 401-(k) plans (the "Plans") for its employees. Employees of WellTech Eastern are eligible for participation in one Plan (the "WellTech 401-(k) Plan"), while all other employees are eligible for participation in the other Plan (the "Key 401-(k) Plan"). The Company intends to merge the two Plans at January 1, 1998. The 401-(k) plans cover substantially all employees of the Company. The Company matches employees' contributions up to 10% of the employees' contribution to the Key 401-(k) Plan. These contributions totaled approximately $35,000, $19,000 and $20,000 for the years ended June 30, 1997, 1996 and 1995, respectively. Additionally, the Company contributed $300,000 and $37,000 into the WellTech 401-(k) Plan for the year ended June 30, 1997 and the period of March 26, 1996 (the date of the WellTech merger) to June 30, 1996, respectively . The Company agreed to match employee contributions up to 50% (to a maximum of $1,000 per employee) of the employees' contributions to the WellTech 401-(k) Plan.

12.  MAJOR CUSTOMERS

     Sales to customers representing 10% or more of consolidated revenues for the years ended June 30, 1997, 1996 and 1995 were as follows:

                                                 Fiscal Year Ended June 30,
                                              1997         1996           1995
          Customer A                           13%         20%            18%
          Customer B                            7%         11%            10%

                     Key Energy Group, Inc. and Subsidiaries

13.  TRANSACTIONS WITH RELATED PARTIES

     WellTech Eastern paid $78,000 and $18,000 for the year ended June 30, 1997 and for the period March 26, 1996 (the date of the Welltech merger) to June 30, 1996, respectively, for office/yard rental expense in which an officer of the Company and WellTech Eastern has an interest. In the opinion of the Board of Directors of the Company, based on the Board's review of competitive bids, this transaction was on terms at least as favorable to the Company as could have been obtained from a third party.

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

     Key leases  automotive  equipment from an independent third party (see Note
10). The independent third party purchases the automotive equipment from an automobile dealership in which a former officer owns a majority interest. Net proceeds to the automobile dealership totaled $399,000 for the year ended June 30, 1995. The leases are considered operating leases. In the opinion of the Board of Directors of the Company, the net proceeds from automotive equipment were on terms at least as favorable to the Company as could have been obtained from a third party. This opinion is based on information provided by a third party leasing company, that is not affiliated with the former officer or the Company, to the Board of Directors regarding purchase prices and equipment lease rentals offered by third parties.













                         Space left blank intentionally

                     Key Energy Group, Inc. and Subsidiaries

14.  CONCENTRATIONS OF CREDIT RISK

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

15.  BUSINESS SEGMENT INFORMATION

     Information about the Company's operations by business segment is as follows:

                                                       Year Ended June 30,
   (Thousands)                                      1997        1996      1995
   ----------------------------------------------------------------------------
   Revenues:
     Oil and gas                                 $   8,180    $ 4,175   $ 2,334
     Oilfield services                             144,385     55,933    40,105
     Oil and gas well drilling services              9,956      6,188     1,932
     Other                                           1,109        182       318
   ----------------------------------------------------------------------------
                                                  $163,630   $ 66,478   $44,689
   ============================================================================
   Income before minority interest and
     and income taxes:
     Oil and gas                                 $   3,719  $   1,596  $    941
     Oilfield services                              20,639      6,482     4,105
     Oil and gas well drilling services              1,036        639       367
     Interest expense                               (7,535)    (2,477)   (1,478)
     General corporate                              (3,257)      (665)     (607)
   ----------------------------------------------------------------------------
                                                  $ 14,602   $  5,575   $ 3,328
   ============================================================================
   Identifiable assets:
     Oil and gas                                  $ 23,544    $18,170  $  8,289
     Oilfield services                             242,001     94,962    33,516
     Oil and gas well drilling services              8,365      5,583     3,160
     General corporate                              46,185      3,007       278
   ----------------------------------------------------------------------------
                                                  $320,095   $121,722   $45,243
   ============================================================================

                     Key Energy Group, Inc. and Subsidiaries

                                                        Year Ended June 30,
                                                   --------------------------
   (Thousands)                                       1997       1996      1995
   ----------------------------------------------------------------------------
   Capital expenditures (excluding acquisitions):
      Oil and gas                              $    8,188   $  1,879   $  2,823
      Oilfield services                            15,084      5,188      2,839
      Oil and gas well drilling services            1,483        598        143
    ---------------------------------------------------------------------------
                                                $  24,755   $  7,665   $  5,805
    ===========================================================================
    Depreciation, depletion and amortization:
      Oil and gas                               $     870   $    618   $    426
      Oifield services                              9,198      3,862      2,279
      Oil and gas well drilling services              436        221         33
      General corporate                               916         -          -
    ---------------------------------------------------------------------------
                                                $  11,420   $  4,701   $  2,738
    ===========================================================================

     Key operates a variety of oilfield service equipment including workover rigs, hot oil units, transports and various other oilfield servicing equipment. In addition, Key performs a variety of other oilfield services including fishing tools, frac tanks and blow-out preventers.

     Oil and gas production is conducted by Odessa Exploration. Odessa Exploration acquires and manages interests in producing oil and gas properties for its own account and for its sponsored investors. Odessa Exploration is engaged in the drilling and production of oil and natural gas in the United States. Odessa Exploration acquires producing oil and gas properties from major and independent producers. After acquisition, Odessa Exploration may either rework the acquired wells to increase production and/or form drilling partnerships for additional development wells.

     Oil and gas well drilling services are conducted by Clint Hurt Drilling. Clint Hurt Drilling operates six drilling rigs which drill for oil and gas in the West Texas area.

16.  DERIVATIVE FINANCIAL INSTRUMENTS

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

     The Company utilizes option contracts to hedge the effect of price changes on future oil and gas production. If market prices of oil and gas exceed the strike price of put options, the options will expire unexercised, therefore reducing the effective price received for oil and gas sales by the cost of the related option. As of June 30, 1996, Odessa Exploration had 6,000 Bbls of oil per month hedged with a strike price of $19.50 per Bbl., from the period of July 1, 1996 through December 31, 1996.

     Premiums paid for commodity options contracts are amortized to oil and gas sales over the terms of the agreements. Unamortized premiums of $91,789 and $0 are included in other current assets in the consolidated balance sheet at June 30, 1996 and 1997, respectively. Amounts receivable, if any, under commodity option contracts are accrued as an increase in oil and gas sales for the applicable periods.

                     Key Energy Group, Inc. and Subsidiaries

17.  SUBSEQUENT EVENTS.

Acquisitions Announced but not yet Completed after June 30, 1997

     The following described acquisitions that have been announced but not yet completed after June 30, 1997 and are not included in the Company's results of operations for the twelve months ended June 30, 1997.

BRW Drilling, Inc.

     On August 4, 1997, the Company announced it had signed a letter of intent to acquire BRW Drilling, Inc. ("BRW") for approximately $15.0 million in cash. BRW operates 7 drilling rigs and related equipment in the Permian Basin of West Texas. The closing of the BRW acquisition is expected upon negotiation of a definitive agreement, completion of the Company's standard due diligence and receipt of regulatory clearances, if any are required. Upon completion, the BRW acquisition will be combined with Clint Hurt's drilling operations in the Permian Basin of West Texas to form a thirteen rig shallow drilling operation.

Frontier Well Service, Inc.

     On August 21, 1997, the Company announced a definitive agreement for the acquisition of Frontier Well Service, Inc. ("Frontier") for approximately $3.5 million in cash. Frontier operates 12 oilwell service rigs and related equipment in Wyoming. The closing of the Frontier acquisition is expected upon negotiation of a definitive agreement, completion of the Company's standard due diligence and receipt of regulatory clearances, if any are required.

Dunbar Well Service, Inc.

     On August 4, 1997, the Company announced it had signed a letter of intent to acquire Dunbar Well Service, Inc. ("Dunbar") for approximately $11.8 million in cash. Dunbar operates 38 oilwell service rigs and related equipment in Wyoming. The closing of the Dunbar acquisition is expected upon negotiation of a definitive agreement, completion of the Company's standard due diligence and receipt of regulatory clearances, if any are required.

J.W. Gibson Well Service Company

     On August 4, 1997, the Company announced a definitive agreement for the acquisition of J.W. Gibson Well Service Company ("Gibson") for cash, stock and warrants with an estimated value of approximately $25.0 million. Gibson operates 74 oilwell service rigs and related equipment in eight western states. The closing of the Gibson acquisition is expected in October 1997. The Company will manage the operations of Gibson during the interim period. The acquired Rocky Mountain operations of Gibson, together with the acquired Dunbar and Frontier operations, will operate as a separate subsidiary of Key Energy.

Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co.

     On July 21, 1997, the Company announced it had signed a letter of intent to acquire Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co. (collectively, "Big A/Sunco") for cash and stock with an estimated value of approximately $31.0 million. Big A/Sunco operates 29 oilwell service rigs, four drilling rigs, 75 fluid hauling and other trucks, a machine shop/supply store and related equipment in the Four Corners region of the Southwestern United States. The closing of the Big A/Sunco acquisition is expected upon negotiation of a definitive agreement, completion of the Company's standard due diligence and receipt of regulatory clearances, if any are required. The acquired Big A/Sunco operations will operate as a separate subsidiary of Key Energy.

                     Key Energy Group, Inc. and Subsidiaries

Acquisitions Completed after June 30, 1997

     The following described acquisitions were completed after June 30, 1997 and are not included in the Company's results of operations for the twelve months ended June 30, 1997.

Landmark Fishing & Rental, Inc.

     On September 16, 1997, the Company closed the acquisition of Landmark Fishing & Rental, Inc. ("Landmark") for approximately $3.3 million in cash. Landmark operates a rental tool business in Western Oklahoma and the Texas Panhandle. Landmark will be operated by WellTech Mid-Continent Division of WellTech Eastern. The operating results of Landmark will be included in the Company's results of operations effective September 16, 1997.

Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc.

     On September 1, 1997, the Company completed the acquisition of Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc. ("Ram/Rowland") for $21.5 million in cash. Ram/Rowland operates approximately 17 oilwell service rigs, 93 fluid hauling and other trucks, 290 frac tanks, three disposal and brine wells, and dirt construction equipment in West Texas and Southeast New Mexico. Ram/Rowland will be operated by the Company's west Texas subsidiary: Yale E. Key, Inc. The operating results of Ram/Rowland will be included in the Company's results of operations effective September 1, 1997.

Mosley Well Service, Inc.

     On August 22, 1997, the Company completed the acquisition of Mosley Well Service, Inc., ("Mosley") which operates in East Texas, Northern Louisiana and Arkansas. Mosley was acquired for approximately $16.2 million in cash and included thirty-six well service rigs and related equipment. Moseley will be integrated with the Brooks Division of WellTech Eastern. The operating results of Mosley will be included in the Company's results of operations effective September 1, 1997.

Kenting Holdings (Argentina) S.A.

     On July 30, 1997, the Company completed the acquisition of the assets of Kenting Holdings (Argentina) S.A. ("Kenting") for $10.1 million in cash. The Kenting assets included six oilwell service rigs, three drilling rigs and related equipment in Argentina. The Kenting assets will be operated by Servicios.

Patrick Well Service, Inc.

     On July 17, 1997, the Company completed the acquisition of the assets of Patrick Well Service, Inc. ("Patrick") for $7.0 million in cash. The Patrick assets included 29 oilwell service rigs and related equipment located in Southwest Kansas, Oklahoma and Southeast Colorado. The Patrick assets will be operated by the WellTech Mid-Continent Division of WellTech Eastern.

                     Key Energy Group, Inc. and Subsidiaries

Servicios WellTech, S.A. Minority Interest

     Effective July 1, 1997, the Company purchased the remaining 37% interest in Servicios from two unrelated parties for $3.4 million in cash. As a result of the purchase, the Company will now own 100% of Servicios.

Conversion of Convertible Subordinated Debentures

     As of September 11, 1997, $33,245,000 in principal amount of the Company's Debentures had converted into the Company's common stock. The conversion was at the option of the holders. The Debentures converted into 3,552,539 shares of the Company's common stock. The conversion included 188,488 shares, in addition to the conversion of shares at $9.75 per share. Such additional consideration will be accounted for as an increase to the Company's Equity. However, the proportional amount of debt issuance costs associated with the converted Debentures will be expensed as an extraordinary item in the period in which it occurs.


18. QUARTERLY RESULTS OF OPERATIONS (Unaudited)

Summarized quarterly financial data for 1997 and 1996 are as follows:

                                                              First             Second               Third            Fourth
(in thousands, except per share amounts)                     Quarter           Quarter              Quarter           Quarter
-----------------------------------------------------------------------------------------------------------------------------
1997
Revenues . . . . . . . . . . . . . . . . . . . . .          $31,462           $36,197              $43,050           $52,921
Earnings from operations . . . . . . . . . . . . .            2,396             3,022                3,563             5,621
Net earnings . . . . . . . . . . . . . . . . . . .            1,554             2,043                2,365             3,136
Earnings per share . . . . . . . . . . . . . . . .              .14               .18                  .19               .24
Weighted average common shares
  and equivalents outstanding. . . . . . . . . . .           10,894            11,634               12,572            13,294

1996
Revenues . . . . . . . . . . . . . . . . . . . . .          $12,398           $12,394              $14,302           $27,384
Earnings from operations . . . . . . . . . . . . .            3,522             3,763                4,180             7,895
Net earnings . . . . . . . . . . . . . . . . . . .              726               768                  827             1,265
Earnings per share . . . . . . . . . . . . . . . .              .11               .11                  .12               .16
Weighted average common shares
  and equivalents outstanding. . . . . . . . . . .            6,914             6,914                6,981             7,941

     The fourth quarter of fiscal 1997 includes an adjustment of $2 million for previously unrecorded inventory.

                     Key Energy Group, Inc. and Subsidiaries

19.   SUPPLEMENTAL INFORMATION ON OIL AND GAS ACTIVITIES (unaudited)

      CAPITALIZED COSTS:
                                                                June 30,
      (in thousands)                                    1997              1996
      Oil and Gas Properties:
          Proved properties                          $ 23,402          $ 17,290
          Unproved properties                            -                  -
          Less accumulated depletion                   (1,868)           (1,364)
      -------------------------------------------------------------------------
      Net capitalized costs                          $ 21,534          $ 15,926
      =========================================================================

      COSTS INCURRED:
                                                                June 30,
      (in thousands)                                    1997     1996     1995
      -------------------------------------------------------------------------
          Proved property acquisition costs          $   -     $ 7,786  $ 1,054
          Development costs                            8,188     1,848    2,581
      -------------------------------------------------------------------------
          Total costs incurred                       $ 8,188   $ 9,634  $ 3,635
      =========================================================================

      RESULTS OF OPERATIONS:
                                                                June 30,
      (in thousands)                                    1997     1996     1995
      -------------------------------------------------------------------------
          Oil and gas sales                          $ 6,975   $ 3,555  $ 1,793
          Production costs, including
            production taxes                          (3,030)   (1,350)    (756)
          Depletion                                     (835)     (598)    (398)
          Income taxes *                              (1,057)     (546)    (217)
      -------------------------------------------------------------------------
          Results of operations for oil and
            gas producing activities **              $ 2,053  $  1,061  $   422
      =========================================================================
          *   - computed at the statutory rate of 35%.
          ** - excludes corporate overhead and financing costs.

Oil and Gas Reserve Information

     Estimates of Odessa Exploration's proved oil and gas reserves as of June 30, 1997, 1996 and 1995 were prepared by the Company and reviewed by an independent petroleum reservoir engineering firm. Estimates were made in
accordance   with   guidelines   established  by  the  Securities  and  Exchange
Commission. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, i.e. prices and costs as of the date the estimate is made. Prices utilized reflect consideration of changes in existing prices provided by contractual arrangements, if any, but not of escalations based upon future conditions. The reserve estimates are presented utilizing an average oil price of $21.00 Bbl and an average natural gas price of $2.20 Mcf as of June 30, 1997.

                     Key Energy Group, Inc. and Subsidiaries

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

     No major  discovery or other  favorable or adverse event has occurred since
July 1, 1997 which is believed to have caused a significant change in the estimated proved oil and gas reserves of Odessa Exploration.

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

      Oil and Gas Producing Activities:
                                                    Oil and          Natural
                                                   Condensate          Gas
                                                    (Bbls)            (Mcf)
      Total Proved Reserves:

      Balance, June 30, 1994                        114,908         6,785,661
      ------------------------------------------------------------------------
      Revisions of previous estimates                92,080         1,945,659
      Purchases of minerals-in-place              1,515,559         6,036,937
      Production                                    (40,330)         (770,197)

      Balance, June 30, 1995                      1,682,217        13,998,060
      ------------------------------------------------------------------------
      Revisions of previous estimates               438,142         6,313,118
      Purchases of minerals-in-place              3,162,099        16,456,993
      Production                                    (97,130)       (1,026,577)

      Balance, June 30, 1996                      5,185,328        35,741,594
      ========================================================================




                           (table continued next page)

                     Key Energy Group, Inc. and Subsidiaries

                                                    Oil and          Natural
                                                   Condensate          Gas
                                                     (Bbls)           (Mcf)

      Proved Developed Reserves:
       June 30, 1995                                  750,604       11,203,232
       ========================================================================
       June 30, 1996                                2,727,967       24,517,362
       ========================================================================



Standardized Measure of Discounted Future Cash Flows

     The following schedules present estimates of the standardized measure of discounted future net cash flows from the Company's proved reserves as of June 30, 1996, and an analysis of the changes in these amounts for the years ended June 30, 1996 and 1995. June 30, 1997 information is not included, as during the current year oil and gas producing activities are no longer considered significant in accordance with reporting requirements under FAS 14 - Financial Reporting for Segments of a Business Enterprise. Estimated future cash flows are determined using year-end prices adjusted only for fixed and determinable increases for natural gas provided by contractual agreement (if any). Estimated future production and development costs are based on economic conditions at year-end. Future federal income taxes are computed by applying the statutory federal income tax rate of 34% to the difference between the future pretax net cash flows and the tax basis of proved oil and gas properties, after considering investment tax credits and net operating loss carry-forwards (if any), associated with these properties.

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

    (in thousands)                        June 30, 1996           June 30, 1995
     Standardized Measure:
       Future cash inflows                  $ 171,000                $ 51,830
       Future production costs                (61,521)                (11,852)
       Future development costs               (15,495)                 (6,160)
       Future income taxes                    (12,092)                (10,477)
       _______________________________________________________________________
       Future after-tax net cash flows         81,892                  23,341
       10% annual discount                    (42,188)                 (8,183)
       ------------------------------------------------------------------------
       Standardized Measure             $      39,704               $  15,158
       ========================================================================




                           (table continued next page)

                     Key Energy Group, Inc. and Subsidiaries

      Changes in Standardized Measure:

       Standardized Measure, June 30, 1994                    $    4,739
        Oil and gas sales, net of production costs                (1,037)
        Purchases of minerals in place                            13,033
        Net change in income taxes                                (5,881)
        Accretion of discount                                        512
        Revision of quantity estimates                             1,745
        Change in future development costs                         1,227
        Net change in sales prices                                    79
        Changes in production rates (timing) and other               741
      ------------------------------------------------------------------
       Standardized Measure, June 30, 1995                    $   15,158
        Oil and gas sales, net of production costs                (2,205)
        Purchases of minerals in place                            24,216
        Net change in income taxes                                    75
        Accretion of discount                                      2,142
        Revision of quantity estimates                             6,189
        Change in future development costs                          (982)
        Extensions and discoveries                                 2,952
        Net change in sales prices                                 1,397
        Changes in production rates (timing) and other            (9,238)
      ------------------------------------------------------------------
       Standardized Measure, June 30, 1996                    $   39,704
      ==================================================================

20.  CASH FLOW DISCLOSURES

     Supplemental cash flow disclosures for the years ended June 30, 1997, 1996 and 1995 are presented below:

                                                    Year Ended June 30,
(Thousands)                                1997            1996           1995
--------------------------------------------------------------------------------
Interest paid                            $ 5,850        $  2,205         $1,422
Taxes paid                                    -              391             53

     Supplemental schedule of non-cash investing and financing transactions for the years ended June 30, 1996 and 1995 are presented below:

                                                     Year Ended June 30,
(Thousands)                                       1996                 1995
--------------------------------------------------------------------------------
Fair value of Common Stock issued for
 Clint Hurt Drilling                               -                    23
Fair value of Common Stock and
 Warrants  issued for
 WellTech West Texas                               -                 8,647
Capital lease obligation reduced for
 purchase of asset                                 -                   275

                           (table continued next page)

                     Key Energy Group, Inc. and Subsidiaries

Proceeds on sale of assets
 not received                                      -                   132
Property and equipment additions and
 acquisition costs not paid as of June 30th        -                 1,015
Issuance of note payable in Clint Hurt
 Drilling acquisition                              -                   725
Fair value of Common Stock issued for
 WellTech, Inc.                                17,929                   -
Assumption of Welltech, Inc.
 Working capital deficit                        1,734                   -
Assumption of Welltech, Inc.
 non-current liabilities and debt              27,570                   -
Acquisition of WellTech, Inc.
 property and equipment                        47,455                   -


Supplemental schedule of non-cash investing and financing transactions for the year ended June 30, 1997 is presented below:

                                              Fair Value                                                    Acquisition
                                              of Issued       Assumption of          Assumption of         of Property
Acquisition                                Common Stock (1)        Debt              Liabilities          and Equipment
--------------------------------------------------------------------------------------------------------------------------
Brownlee Well Service Inc.                   $     672            $ 1,948             $ 3,558             $ 11,234
Woodward Well Service, Inc.                        562                 80                 771                1,351
Brooks Well Servicing, Inc.                     11,125                  -               6,291               16,935
Hitwell Surveys, Inc.                                -                176               1,425                2,655
B&L Hotshot, Inc.                                    -                  -                 175                4,575
Energy Air Drilling Services Co.                    50                150                   -                  700
Talon Trucking Co.                                   -                  -                   -                2,700
Cobra Industries, Inc.                           2,384                625               3,867               10,171
T.S.T Paraffin Service Co., Inc.                     -                 70               3,599               10,035
Tri-State Wellhead & Valve, Inc.                 1,000                  -                   -                1,339
Kalkaska Construction Service, Inc.              1,112                  -               1,187               10,711
Well-Co Oilwell Co.                              4,048                599              11,337               28,463
Shreve's Well Service                                -                  -                  50                  600
Youngs Wireline                                      -                  -                 225                  744
Phoenix Well Service                                 -                410               1,761                3,897
Elder Well Service, Inc.                             -                  -                  40                  649
Diamond Well Service, Inc.                           -                  -                   -                  675
Southwest Oilfield Services, Inc.                    -                  -                   -                  455
Edco Well Service                                    -                  -                  50                  460

 (1) - Fair value of issued common stock represents number of common shares issued at the market value of Company's common stock at acquisition date.

                          Independent Auditors' Report



To The Board of Directors
  and Stockholders Key Energy Group, Inc.

     We have audited the accompanying consolidated balance sheets of Key Energy Group, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Energy Group, Inc. and Subsidiaries as of June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles.




                                                        KPMG PEAT MARWICK LLP


                                                        Midland, Texas
                                                        August 28, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEMS 10 - 13.

     Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of June 30, 1997.

PART IV.

ITEM 14.        EXHIBITS FINANCIAL STATEMENTS AND REPORTS ON FORM 10-K.

   (a)     Index to Exhibits

   The following documents are filed as part of this report:
       (1)       See Index to Financial Statements set forth in Item 8.
       (2)       Financial Statements Schedules: [None]
       (3)       Exhibits:

Exhibit 2.1 Agreement and Plan o f Merger dated as of November 18, 1995, between Key and WellTech, as amended. (Incorporated by reference to the Company's Registration Statement Form S-4, Registration No.333-369).

Exhibit 2.2 Joint Plan of Reorganization, dated as of October 20, 1992, of the Company, ESKEY Inc.and YFC International Finance N.V. and Order, dated December 4, 1992, of the United States Bankruptcy Court for the District of New Jersey, approving the
               Joint  Plan  of   Reorganization   (Incorporated   by reference
               to Exhibits 2 (a) and 28 (a) of the Company's Report on Form 8-K dated December 14, 1992,File No. 1-8038).

Exhibit 2.3 Agreement and Plan of Merger dated as of July 20, 1993, by and among the Company, OEI Acquisition Corp. and Odessa Exploration Incorporated. (Incorporated by reference to Exhibit 2(a) of the Company's Report on Form 8-K dated September 2, 1993, File No. 1-8038).

Exhibit 2.4    Asset Purchase Agreement dated as of December 10,1993   between
               the  Company   and   WellTech,   Inc.(Incorporated  by  reference
               to exhibit 2(a) of the Company's report on form 8-K dated August 17, 1984,File No. 1-8038).

Exhibit 3.1    Amended and Restated Articles of Incorporation of the  Company
               (Incorporated   by  reference  to  the Company's   Registration
               Statement   on  Form  S-4,Registration No. 333-369).

Exhibit 3.2    Amended  and  Restated  By-Laws  of the  Company (Incorporated
               by   reference   to   the   Company's Registration  Statement on
               Form S-4  dated  March 8,1996, Registration No. 333-369).

Exhibit 4.1 7% Convertible Subordinated Debenture of the Company due July 1, 2003. (Incorporated by reference to exhibit 4.1 of the Company's Report on Form 10-K dated June 30, 1996, File No. 1-8038).

Exhibit 4.2    Indenture  for the 7%  Convertible  Subordinated Debenture   of
               the   Company   due  July  1,   2003.(Incorporated  by  reference
               to  exhibit  4.2 of the Company's  Report on Form 10-K dated
               June 30,  1996, File No. 1-8038).

Exhibit 4.3 Registration Rights Agreement among the Company, McMahan Securities Co., L.P. and Rausher Pierce Refsnes, Inc., dated as of July 3, 1996. (Incorporated by reference to exhibit 4.3 of the Company's Report on Form 10-K dated June 30, 1996, File No. 1-8038).

Exhibit 4.4 Registration Rights Agreement between the Company and D. Kirk Edwards, dated as of July 20, 1993.(Incorporated by reference to Exhibit 10 ( c ) to the Company's Report on Form 8-K/A).

Exhibit 4.5 Registration Rights Agreement dated as of March 2, 1996 among the Company and certain of its stockholders. (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 353-369).

Exhibit 4.6 Registration Rights Agreement dated as of March 30, 1995 between the Company, Clint Hurt and Associates, Inc. and Clint Hurt. (Incorporated by reference to Exhibit 10 (d) of the Company's Report on 10-KSB dated June 30, 1995, File No. 1-8038).

Exhibit 4.7 Form of Common Stock Purchase Warrant to Purchase Key Common Stock issued in connection with the WellTech Merger.(Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 353-369).

Exhibit 10.1 * Employment Agreement between the Company and D. Kirk Edwards, dated as of July 1, 1996.

Exhibit 10.2 Asset Purchase Agreement dated as of March 30, 1995 between the Company and Clint Hurt and Associates, Inc. (Incorporated by reference to the Company's Report on Form 10-KSB dated June
               30, 1995, File No.1-8038).

Exhibit 10.3 Non-Competition Agreement dated as of March 3, 1995 between the Company, Clint Hurt and Associates,Inc. and Clint Hurt.
               ( Incorporated by reference to Exhibit 10(f) of the Company's Report on Form 10-KSB dated June 30, 1995, File No. 1-8038).

Exhibit 10.4 Employment Agreement between WellTech Eastern, Inc. and Kenneth Hill, dated as of March 29, 1996.(Incorporated by reference to Exhibit 10.4 to the Company's Report on Form 10-K dated June 30, 1996, File No. 1-8038).

Exhibit 10.5 * Employment Agreement between the Company and Kenneth Huseman, dated as of August 3, 1996.

Exhibit 10.6 Letter Agreement between Van Greenfield and the Company dated May 15, 1996. (Incorporated by reference to Exhibit 10.6 to the Company's Report on Form 10-K dated June 30, 1996, File
               No. 1-8038).

Exhibit 10.7 Amendment No. 2 to the Company's Employment Agreement between Francis D. John and the Company, dated as of May 15, 1996.
               ( Incorporated by reference to Exhibit 10.7 to the Company's Report on Form 10-K dated June 30, 1996, File No. 1-8038).

Exhibit 10.8   Letter  Agreement  between Morton Wolkowitz and  the   Company
               dated  June  3,   1996.   (Incorporated by reference to Exhibit
               10.8 to the Company's Report on Form 10-K dated June 30, 1996, File No. 1-8038).

Exhibit 10.9 Asset Purchase Agreement between Hardy Oil & Gas USA, Inc. and Arch Petroleum, Inc. dated as of April 1996. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

Exhibit 10.10 Asset Purchase Agreement between Arch Petroleum, Inc. and Odessa Exploration, Inc. dated as of April 18, 1996. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

Exhibit 10.11 General Conveyance by Arch Petroleum, Inc. to Odessa Exploration, Inc. dated as of January 1, 1996.(Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated June 30,1996, File No. 1-8038).

Exhibit 10.12 The Company's 1995 Stock Option Plan. ( Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 353-369).

Exhibit 10.13 The Company's Outside Directors Stock Option Plan. (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 353-369).

Exhibit 10.14 Plan and Agreement of Merger among Key Energy Group, Inc., WellTech Eastern, Inc. and Woodward Well Service, Inc. dated as of September 30, 1996. (Incorporated by reference to Exhibit 10
               (a) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

Exhibit 10.15 Stock Purchase Agreement among Key Energy Group, Inc., Reo Brownlee, Elvin Brownlee, Jr. And Elvin Brownlee III dated as of October 24, 1996.(Incorporated by reference to Exhibit
               10(b) to the Company's   Quarterly   Report  on  Form  10-Q
               dated December 31, 1996, File No. 1-8038).

Exhibit 10.16 Asset Purchase Agreement among Yale E. Key, Inc., Key Energy Group, Inc., Energy Air Drilling Service Co.and Dale Rennels dated as of November 1, 1996. (Incorporated by reference to Exhibit 10( c ) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

Exhibit 10.17 Stock Purchase Agreement among Key Energy Group, Inc., Ed Hitt, Helen Hitt, Michael E. Thompson and Edward Monroe, Jr. Dated as of December 2, 1996. (Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q dated December 31 1996, File No. 1-8038).

Exhibit 10.18 Plan and Agreement of Merger among Key Energy Group, Inc., WellTech Eastern, Inc., Hunt Oil Company and Brooks Well Servicing, Inc. dated as of November 22, 1996. (Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

Exhibit 10.19 Asset Purchase Agreement among WellTech Eastern, Inc., B&L Hotshot, Inc., McDowell & Sons, Inc., 4 Star Trucking, Inc., R.B.R. Inc., Royce D. Thomas, John F. McDowell and John R. McDowell dated as of December 13, 1996. (Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

Exhibit 10.20 Asset Purchase Agreement among WellTech Eastern, Inc., Talon Trucking company and Lomak Petroleum, Inc.dated as of December 31, 1996. (Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

Exhibit 10.21 First Supplemental Indenture dated as of November 20, 1996 by and between Key Energy Group, Inc. and American Stock Transfer & Trust Company, as Trustee. (Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

Exhibit 10.22 Stock Purchase Agreement among Key Energy Group, Inc., Michael and Georgia McDermett dated as of January 10, 1997. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report onForm 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.23 Asset Purchase Agreement among WellTech Eastern, Inc., Key Energy Group, Inc. Tri State Wellhead & Valve,Inc. and John C. Bozeman dated as of March 14, 1997. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.24 Stock Purchase Agreement among Yale E. Key, Inc., Keith and Leslie Neill as of March 24, 1997.(Incorporated by reference to Exhibit 10( c ) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.25 Asset Purchase Agreement among Key Energy Group, Inc., WellTech Eastern, Inc., Elder Well Service, Inc., Martha Elder,
               Kenneth L. Ward, Nona Faye  Mugraur,  Lela Gaye  Biehl and Johnny
               Ray  Johnson   dated  as  of  March  28,   1997.(Incorporated  by
               reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.26 Asset Purchase Agreement #1 among WellTech Eastern, Inc., Key Energy Group, Inc., Kalkaska Construction Service, Inc., Dennis Hogerheide, LaWenda Hogerheide, David Hogerheide and Derek Hogerheide dated March 31, 1997. (Incorporated by reference to
               Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q dated March 31,1997, File No. 1-8038).

Exhibit 10.27 Asset Purchase Agreement #2 among WellTech Eastern, Inc., Key Energy Group, Inc., Kalkaska Construction Service, Inc., Dennis Hogerheide,LaWenda Hogerheide, David Hogerheide and Derek Hogerheide dated March 31, 1997. (Incorporated by reference to
               Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.28  Stock  Purchase  Agreement  among WellTech Eastern,  Inc., Dennis
               Hogerheide  and LaWenda Hogerheide   dated   as  of  March   31,
               1997.(Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.29 Asset Purchase Agreement among WellTech Eastern, Inc., Diamond Well Service, Inc., John Scott and Dwayne Wardwell dated as of April 3,1997. (Incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.30 Asset Sale Agreement among WellTech Eastern, Inc. and Drillers, Inc. dated as of April 14, 1997.(Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.31 Asset Purchase Agreement among WellTech Eastern, Inc., Shreve's Well Service, Inc. and William A. Shreve dated April 18, 1997. (Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit 10.32 Asset Purchase Agreement among WellTech Eastern, Inc. and Petro Equipment, Inc. and Donald E. Clark dated as of May 1, 1997. (Incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

Exhibit10.33 * Asset Purchase  Agreement among WellTech Eastern,   Inc.,
               Southwest Oilfield Services,Inc., David Wright and Roy Wofford dated May 29,1997.

Exhibit 10.34 *Stock Purchase Agreement among Yale E. Key, Inc. and Raleigh K.
               Turn and David Butts dated June 9, 1997.

Exhibit 10.35 Stock Purchase Agreement among Key Energy Group, Inc. and Mark Duane Massingill and Claudia Lynn Massingill dated as of June 25, 1997. (Incorporated by reference to the Company's Report on Form 8-K dated July 9, 1997, File No. 1-8038).

Exhibit 10.36 *Stock Purchase Agreement among WellTech Eastern, Inc. between
               Monty D. Elmore dated as of July 17, 1997.(Incorporated by reference to the Company's Report on Form 8-K dated July 9, 1997, File No. 1-8038).

Exhibit 10.37 *Stock Purchase Agreement between WellTech Eastern, Inc. and
               Kenting Energy Services, Inc. dated as of July 30, 1997.

Exhibit 10.38 *Stock Purchase Agreement between WellTech Eastern, Inc. and
               Robert E. Mosley, Jr. et al dated as of August 22, 1997.

Exhibit 10.39 *Credit  Agreement  dated  as of June 6,  1997 among Key Energy
               Group, Inc., several banks and other financial institutions or entities from time to time parties to the Agreement, PNC Bank, N.A,Norwest Bank of Texas, N.A., and Lehman Commercial Paper Inc.

Exhibit 10.40 *Master Guarantee and Collateral Agreement made by Key Energy
               Group, Inc. and certain of its Subsidiaries in favor of Norwest Bank of Texas, N.A. dated as of June 6, 1997.

Exhibit 11(a) *Statement - Computation of per share earnings. (Filed herewith as part of the Condensed Consolidated Financial Statements).

Exhibit 22    *Subsidiaries of the Registrant.

Exhibit 27(a) *Statement - Financial Data  Schedule.  (Filed herewith  as  part
               of  the  Condensed   Consolidated Financial Statements).

          (b)  Reports on Form 8-K

               The Company did not file a report on Form 8-K during the quarter ended June 30, 1997.
           ------------------------------------
           *Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                        KEY ENERGY GROUP, INC.
                                       (Registrant)

                                        By /s/ Francis D. John
                                        Francis D. John
                                        President, Chief Executive Officer
    Dated:  September  18, 1997         and Director

                                        By /s/ Stephen E. McGregor
                                        Stephen E. McGregor
    Dated:  September  18, 1997         Chief Financial Officer


    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                        By /s/ Francis D. John
                                        Francis D. John
                                        President, Chief Executive and Chief
    Dated:  September  18, 1997         Financial Officer and Director

                                        By /s/ Morton Wolkowitz
                                        Morton Wolkowitz
    Dated:  September  18, 1997         Chairman of the Board and Director

                                        By /s/ Van Greenfield
                                        Van Greenfield
    Dated:  September  18, 1997         Director

                                        By /s/ William Manly
                                        William Manly
    Dated:  September  18, 1997         Director

                                        By /s/ Kevin P. Collins
                                        Kevin P. Collins
    Dated:  September  18, 1997         Director

                                        By /s/ W. Phillip Marcum
                                        W. Phillip Marcum
    Dated:  September  18, 1997         Director

                                        By /s/ Danny R. Evatt
                                        Danny R. Evatt
    Dated:  September  18, 1997         Chief Accounting Officer