Form 10-K/A
period 1997-06-30
KEY ENERGY GROUP INC
filed 1997-10-30
CIK 318996

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
(Mark One)
          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended      June 30, 1997

                                       or

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  ____________ to ___________

                       Commission file number   1-8038

                             KEY ENERGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                     Maryland                                                    04-2648081
                        ---------------------------------                                        ----------
                        (State or other jurisdiction of                                   (I.R.S. Employer
                           incorporation or organization)                                Identification No.)

                        Two Tower Center, Tenth Floor, East Brunswick, NJ                             08816
                        -------------------------------------------------                ------------------
                              (Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:  (908) 247-4822
                                                          ---------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                              Title of Each Class                                Name of Each Exchange on Which Registered
                        Common Stock, $.10 par value                                      American Stock Exchange
                 7% Convertible Subordinated Debentures Due 2003                                    None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of October 27, 1997 was approximately $546,864,025.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Common Shares outstanding at October 27, 1997: 18,094,724

DOCUMENTS INCORPORATED BY REFERENCE: None

Item 10.   Directors and Executive Officers.

           The following table sets forth the names and ages of each of the Company's executive officers and Directors and includes their current positions.

                      NAME                     AGE                 POSITIONS
                      ----                     ---                 ---------
               Francis D. John . . . . . .      43  Chairman of the Board, Chief Executive
                                                    Officer and President
               Kevin P. Collins  . . . . .      46  Director
               William Manly . . . . . . .      74  Director
               W. Phillip Marcum . . . . .      53  Director
               Morton Wolkowitz  . . . . .      67  Director
               David J. Breazzano. . . . .      41  Director
               Kenneth V. Huseman  . . . .      44  Executive Vice President and Chief
                                                    Operating Officer
               Stephen E. McGregor . . . .      48  Executive Vice President and Chief
                                                    Financial Officer
               Danny R. Evatt  . . . . . .      38  Vice President, Chief Accounting Officer and Treasurer


        Francis D. John has been Chairman of the Board since August 1996 and the Chief Executive Officer since October 1989. He has been a Director and President since June 1988 and served as the Chief Financial Officer from October 1989 through July 1997. Before joining the Company, he was Executive Vice President of Finance and Manufacturing of Fresenius U.S.A., Inc. Mr. John previously held operational and financial positions with Unisys, Mack Trucks and Arthur Andersen. He received a BS from Seton Hall University and an MBA from Fairleigh Dickinson University.

        Kevin P. Collins has been a Director since March 1996. Since 1992, he has served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, as Senior Vice President of DG Investment Bank, Ltd., both of which are engaged in providing corporate finance and advisory services. Mr. Collins was a Director of WellTech from January 1994 until March 1996. He holds a BS and an MBA from the University of Minnesota.

        William Manly has been a Director since December 1989. He retired from his position as an Executive Vice President of Cabot Corporation in 1986, a position he had held since 1978. Mr. Manly is a Director of Metallamics, Inc. and a Director of Forge Performance Products, Inc. He holds a BS and an MS from the University of Notre Dame.

        W. Phillip Marcum has been a Director since March 1996. Mr. Marcum was a director of WellTech from January 1994 until March 1996. From October 1995 until March 1996, Mr. Marcum was the non-executive acting Chairman of the Board of Directors of WellTech. He has been Chairman of the Board, President and Chief Executive Officer of Marcum Natural Gas Services, Inc. since January 1991. He holds a BBA from Texas Tech University.

        Morton Wolkowitz has been a Director since December 1989. From 1958 through 1989, Mr. Wolkowitz served as the President and Chief Executive Officer of Wolkow Braker Roofing Corporation, a company that provided a variety of roofing services. Since 1989, Mr. Wolkowitz has been a private investor. He holds a BS from Syracuse University.

        David J. Breazzano, has been a Director since October 1997. Mr. Breazzano is currently one of the three principals at DDJ Capital Management, LLC, an investment management firm which was established in 1996 and is based in Wellesley, Massachusetts. Mr. Breazzano previously served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr. Breazzano was President and Chief Investment Officer of the T. Rowe Price Recovery Fund. He is also currently a director of BioSafe International, Inc., a publicly-traded company. He holds a B.S. from Union College and an M.B.A. from Cornell University.

        Kenneth V. Huseman became an Executive Vice President of the Company in March 1996 and the Chief Operating Officer of the Company in August 1996. He was the Mid-Continent Regional President of WellTech from August 1994 to March 1996, and Vice President and Mid-Continent Regional Manager of WellTech from April 1993 to August 1994. Before serving at WellTech, he worked for Pool. He holds a BBA from Texas Tech University.

        Stephen E. McGregor joined the Company in July 1997 as an Executive Vice President and Chief Financial Officer. From July 1995 until July 1997, he was Senior Advisor to BT Wolfensohn and its predecessor James A.D. Wolfensohn, Inc. He was President and Member of Pacific Century Group L.L.C. from September 1993 until July 1995, and was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in its Washington, D.C. and London, England offices from 1982 until 1993. Mr. McGregor also served as Deputy Assistant Secretary for Oil and Gas Policy during the Carter Administration and before that was counsel to the United States Senate Commerce Committee. Mr. McGregor has a B.A. from Boston University and a J.D. from the College of William and Mary.

        Danny R. Evatt has been a Vice President and the Chief Accounting Officer of the Company since July 1995 and the Treasurer of the Company since July 1990. He has been Treasurer, Secretary and Chief Financial Officer of Yale E. Key since 1983. He holds a BBA from Texas A&M University.

        Directors are elected at the Company's annual meeting of stockholders and serve until the next annual meeting of stockholders and until their successors are elected and qualified. Each officer holds office until the first meeting of the Board of Directors following the annual meeting of stockholders and until his successor has been duly elected and qualified. The Company has not announced its nominees for Directors to be elected at its upcoming annual shareholders meeting which is expected to occur before the end of 1997.

Section 16(a) Beneficial Ownership Compliance

        In 1992, Mr. John failed to file a report on Form 4. The transaction was reported on Form 4 on August 14, 1997.

Item 11.            Executive Compensation.

   The following table sets forth the compensation, including bonuses, paid by Key and its subsidiaries for services rendered in all capacities to Key and its subsidiaries during each of the three fiscal years ended June 30, 1997 to the Chief Executive Officer and to each of the four most highly compensated executive officers (other than the Chief Executive Officer) of Key and its subsidiaries.

Annual Compensation                                         Long Term Compensation
                                                                    Awards
    (a)                                                     ----------------------
Name and                                                            Options/
Principal                              Salary       Bonus             SARs
Position                  Year          ($)          ($)              (#)
                          ----         ------     ---------         -------


Francis D. John          1997     $  325,000      $500,000         250,000
Chief Executive          1996        325,000       257,250(2)      500,000
Officer                  1995        225,000           ---             ---

Ken Huseman              1997        200,000       125,000         100,000
Chief Operating          1996         45,000(1)        ---         100,000
Officer

Kenneth C. Hill          1997        180,000           ---          10,000
Vice President           1996         45,000(1)        ---          75,000

C. Ron Laidley           1997        204,000        95,000          20,000
Chief Executive          1996        194,000        97,250(2)      125,000
Officer Yale E.          1995        155,000           ---             ---
Key

D. Kirk Edwards          1997        165,000        25,000          10,000
Chief Executive          1996        135,000           ---         100,000
Officer of               1995        125,000           ---             ---
Odessa Exploration


(1) Messrs. Huseman and Hill became employed by Key upon consummation of Key's merger with WellTech in March 1996. This amount represents salary from March 29, 1996 to June 30, 1996. Messrs. Huseman's and Hill's annual salary was $180,000 during such period.

(2) Used to purchase Common Stock on the open market.

                            OPTION GRANTS IN 1997

     Subject to shareholder approval, the following table sets forth certain information relating to option grants pursuant to the Company's 1995 Stock Option Plan (the "Option Plan") in the fiscal year 1997 to the individuals named in the Summary Compensation Table above.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                Individual Grants
                               -----------------------------------------------------------------------------------
                                                                                           Potential Realizable Value
                               Number of        % of Total                                 At Assumed Annual Rates
                               Securities of    Options          Exercise                 of Stock Price Appreciation
                               Underlying       Granted to       Price                          For Option Term (3)
                               Options          Employees in     per     Expiration                 (In thousands)
     Name                      Granted (1)      Fiscal Year (2)  Share   Date                        5%            10%
     ----                      -----------      ---------------  -----   --------------   ------------------------------------
     Francis D. John            250,000             36.7%        $13.25   4/16/07         $5,395,713        $8,591,772

     C. Ron Laidley              20,000              3.0%        $13.25   4/16/07            431,657           687,342

     D. Kirk Edwards             10,000              1.5%        $13.25   4/16/07            215,829           343,671

     Kenneth C. Huseman          50,000              7.5%        $13.25   4/16/07          1,079,143         1,718,354

     Kenneth Hill                10,000              1.5%        $13.25   4/16/07            215,829           343,671

     (1) All the options vest in four annual installments commencing June 30, 1997.

     (2) Based on options to purchase a total of 665,556 shares of Common Stock granted under the Option Plan during fiscal 1997.

     (3) Potential Realizable Value is based on assumed growth rates for the ten-year option term, as applicable. A 5% per year appreciation in stock price from $13.25 per share yields $21.58 share. A 10% per year appreciation in stock price from $13.25 per share yields $34.37 per share.

        Aggregated Option Exercises and Year-End Value. The following table sets forth certain information as of June 30, 1997 with respect to the unexercised options to purchase Common Stock granted under the Option Plan to the individuals named in the Summary Compensation Table above. None of such individuals exercised any stock options during the year ended June 30, 1997.

                                                                   Value of Unexercised
                        Number of Unexercised                      In-the Money-Options
                        Options at June 30, 1997                     at June 30, 1997 (a)
                    ----------------------------               ---------------------------------
Name                Exercisable      Unexercisable             Exercisable      Unexercisable
----                -----------      -------------             -----------      -------------
Francis D. John      365,000           385,000                $4,676,562        $2,870,312
C. Ron Laidley       75,000             70,000                   960,937           731,875
D. Kirk Edwards      50,000             60,000                   640,625           686,250
Kenneth Huseman      50,000            150,000                   515,625         1,215,625
Kenneth C. Hill      40,000             45,000                   398,125           420,937

(a) Based on the last sale price of the Common Stock on the AMEX on June 30, 1997 of $17.8125.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

   Effective as of July 1, 1995, Key entered into an employment agreement with Mr. John which provides that Mr. John will serve as President, Chief Executive Officer and a Director of Key for a three-year term commencing July 1, 1995 and continuing until June 30, 1998, and thereafter the term will be automatically extended for successive one-year terms unless terminated no later than 30 days prior to the commencement of the next extension term. Under this agreement, Mr. John will receive a base compensation of $325,000 per year and will be eligible for annual incentive compensation of up to 30% of base compensation contingent upon Key's achievement of goals to be set forth in a strategic plan to be developed by the Executive Committee. Base compensation will be reviewed annually and may be increased (but not decreased) by the Board of Directors in its discretion. Pursuant to the agreement, upon and subject to completion by Key of a significant merger or other major corporate transaction in fiscal 1996 or 1997, Mr. John will also receive a bonus of $300,000 payable in four equal installments, commencing on the date of completion of the merger or other transaction and thereafter at equal intervals determined so that the final installment is paid on January 1, 1998. Payments made after July 1, 1995 will bear interest at 6%. The determination of when a merger is "significant" or other corporate transaction "major", so as to entitle Mr. John to the bonus, will be made by the Board of Directors. The Board has determined that the merger with WellTech was a significant merger and, accordingly, Mr. John was entitled to the bonus as described above. The agreement also provides for the grant of options to Mr. John under the Option Plan. If during the term of the agreement Mr. John is terminated by Key for any reason other than for cause, or if he terminates his employment because of a material breach by Key or following a change of control of Key, he will receive severance compensation equal to three times his base compensation in effect at the time of termination, payable in 36 equal monthly installments; provided, however, that if termination results from a change of control, severance compensation will be payable in a lump sum on the date of termination. Mr. John is also subject to restrictions on competition during the term of the agreement and, with certain exceptions, the severance period. Mr. John has waived his rights with respect to a change of control resulting from the merger with WellTech.

   Mr. Huseman has entered into an employment agreement with Key for a three year term commencing on August 3, 1996 and continuing until August 2, 1999. Thereafter the term will be automatically extended for successive one year terms unless terminated no later than 30 days prior to the commencement of the next extension term. Under the agreement, Mr. Huseman will receive a base compensation of $200,000 per year (subject to increase) and will be eligible for annual incentive compensation of up to 50% of his base compensation. The agreement also provides for a grant of options to Mr. Huseman to purchase 50,000 shares of Common Stock under the Option Plan in addition to options already issued to Mr. Huseman. If during the term of his employment agreement, Mr. Huseman is terminated by Key for any reason other than for cause, or if he terminates his employment because of a material breach by Key or following a change of control of Key, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable within a 24-month period following termination. Mr. Huseman also is subject to restrictions on competition during the term of his agreement and, with certain exceptions, during the severance period.

   Mr. Hill has entered into an employment agreement with Key for a three year terms commencing on March 29, 1996 and continuing until March 29, 1999. Thereafter the term will be automatically extended for successive one year terms unless terminated no later than 30 days prior to the commencement of the next extension term. Under the agreement, Mr. Hill will receive a base compensation of $180,000 per year (subject to increase) and will be eligible for annual incentive compensation of up to 50% of his base compensation. The agreement also provides for a grant of options to Mr. Hill to purchase 75,000 shares of Common Stock under the Option Plan. If during the term of his employment agreement, Mr. Hill is terminated by Key for any reason other than for cause, or if he terminates his employment because of a material breach by Key or following a change of control of Key, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable within an 18-month period following termination. Mr. Hill also is subject to restrictions on competition during the term of his agreement and, with certain exceptions, during the severance period.

        Key has also entered into employment agreements as of July 1, 1995 with Messrs. Laidley and Evatt. Mr. Laidley's agreement provides that he will serve as President of Yale E. Key for a three year term commencing July 1, 1995, and thereafter for successive one year terms unless terminated 30 days prior to the commencement of an extension term, receive base compensation of $192,000 per year (subject to increase), participate in an incentive compensation plan providing for cash bonuses up to 50% of base compensation, and receive stock options under the Option Plan. If during the term of his agreement Mr. Laidley is terminated for any reason other than for cause or if he terminates his employment because of a material breach by Yale E. Key or following a change of control of Yale E. Key, he will be entitled to severance compensation equal to his base compensation, payable during an 18 month period following termination. Mr. Evatt's agreement provides that he will serve as Key's Chief Accounting Officer and Treasurer for a term identical to the term in Mr. Laidley's agreement, receive base compensation of $105,000 per year (subject to increase), participate in an incentive compensation plan providing for cash bonuses up to 30% of base compensation, and receive stock options under the Option Plan. If during the term of his agreement Mr. Evatt is terminated by Key for any reason other than for cause, or if Mr. Evatt terminates his employment because of a material breach by Key, he will be entitled to receive severance compensation equal to his base compensation, payable within a 12 month period following the termination. Both Mr. Laidley's and Mr. Evatt's agreements contain restrictions on competition.

   Mr. Edwards has entered into an employment agreement with Key for a three year term commencing on July 1, 1996 and continuing until June 30, 1999. Thereafter the term will be automatically extended for successive one year terms unless terminated no later than 30 days prior to the commencement of the next extension term. Under the agreement, Mr. Edwards will receive a base compensation of $165,000 per year (subject to increase) and will be eligible for annual incentive compensation of up to 30% of his base compensation. The agreement also provides for a grant of working interests in certain producing wells of Odessa Exploration. If during the term of his employment agreement Mr. Edwards is terminated by Key for any reason other than for cause, or if he terminates his employment because of a material breach by Key or following a change of control of Key, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable within an 24-month period following termination. Mr. Edwards also is subject to restrictions on competition during the term of his agreement and, with certain exceptions, during the severance period.

Other Compensation

        Key has no other deferred compensation, pension or retirement plans in which executive officers participate.

Compensation Committee Interlocks and Insider Participation

        The following persons served as members of the Compensation and Stock Grant Committee of the Board of Directors (the "Compensation Committee") during the year ended June 30, 1997: William Manly and Morton Wolkowitz. None of the members of the Compensation Committee were employees of the Company.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

        The following table provides information as of October 27, 1997 with respect to the shares of Common Stock beneficially owned by (i) each person known by the Company to own more than 5% of the outstanding Common Stock; (ii) each Director and executive officer of the Company; and (iii) by all Directors and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person or entity.

                    BENEFICIAL OWNERSHIP OF COMMON STOCK(1)

                                                                                PERCENTAGE OF
                          NAME OF                      NUMBER OF                 OUTSTANDING
                     BENEFICIAL OWNER                   SHARES(1)                 SHARES(2)
                     ----------------                   ---------                 ---------
      Francis D. John(3)(4) . . . . . . . . . . . . .     469,535                   2.5%
      Danny R. Evatt(3) . . . . . . . . . . . . . . .      42,500                     *
      David J. Breazzano  . . . . . . . . . . . . . .          --                    --
      Kenneth V. Huseman(3) . . . . . . . . . . . . .      80,323                     *
      Stephen E. McGregor . . . . . . . . . . . . . .          --                    --
      Kevin P. Collins(3) . . . . . . . . . . . . . .      78,405                     *
      W. Phillip Marcum(3). . . . . . . . . . . . . .      78,405                     *
      William Manly(3)  . . . . . . . . . . . . . . .      41,992                     *
      Morton Wolkowitz(3)(5)  . . . . . . . . . . . .     368,282                   2.0%
      Directors and Executive Officers as a group
        (9 persons) . . . . . . . . . . . . . . . . .   1,159,442                   6.2%
     ----------

      *  Less than 1%.

(1) Includes all shares with respect to which each person, executive officer or Director directly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares or to dispose or to direct the disposition of such shares. With respect to executive officers, includes shares that may be purchased under currently exercisable stock options granted pursuant to the Option Plan. With respect to non-employee directors, includes shares that may be purchased under currently exercisable stock options granted pursuant to the Company's 1995 Outside Directors Stock Option Plan.

(2) Based on 18,094,724 shares of Common Stock outstanding at October 27, 1997, plus, for each beneficial owner, those number of shares underlying currently exercisable options or warrants held by each executive officer or Director.

(3) Includes the right to acquire, pursuant to the exercise of stock options, the following numbers of shares: 432,500 shares for Mr. John, 37,500 shares for Mr. Evatt, 66,667 shares for Mr. Huseman, 23,333 shares for Mr. Collins, 23,333 shares for Mr. Marcum, 41,666 shares for Mr. Manly, 66,666 shares for Mr. Wolkowitz, and 691,665 for the group.

(4) Includes 6,914 shares that may be acquired upon the exercise of warrants issued in the merger with WellTech. Does not include 50,045 shares held by Mr. John as custodian for his two children as to which Mr. John disclaims any beneficial interest, and 1,350 shares held by Mr. John's wife, as to which Mr. John disclaims any beneficial ownership.

(5) Includes 6,914 shares that may be acquired upon the exercise of warrants issued in the merger with WellTech.


Item 13.    Certain Relationships and Related Transactions.

        Effective as of July 1, 1997, WellTech Eastern entered into three real property leases with HIDCO Development Company, an entity in which Kenneth C. Hill, a Vice President of the Company, owns an interest. Each lease is a standard form triple-net lease, providing for a five-year term and monthly rental payments of $3,000. The leases enable WellTech Eastern to operate yards in Ripley, West Virginia, Indiana, Pennsylvania and Mt. Pleasant, Michigan.

                                   SIGNATURES


        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.


                                        KEY ENERGY GROUP, INC.



                                        By: /s/ FRANCIS D. JOHN
                                           ------------------------------------
                                           Francis D. John, President


              Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                         Signatures                                       Title                               Date

            /s/ FRANCIS D. JOHN                         President, Chief Executive                      October 29, 1997
    ----------------------------------------            Officer, and Director
                Francis D. John

            /s/ WILLIAM S. MANLEY                       Director                                        October 29, 1997
    ----------------------------------------
                William S. Manley

           /s/ MORTON WOLKOWITZ                         Director                                        October 29, 1997
    ----------------------------------------
               Morton Wolkowitz

            /s/ KEVIN P. COLLINS                        Director                                        October 29, 1997
    ----------------------------------------
                Kevin P. Collins

            /s/ PHILLIP W. MARCUM                       Director                                        October 29, 1997
    ----------------------------------------
                Phillip W. Marcum

            /s/ DAVID J. BREAZZANO                      Director                                        October 29, 1997
    ----------------------------------------
                David J. Breazzano

          /s/ STEPHEN E. MCGREGOR                       Executive Vice President and Chief              October 29, 1997
    ----------------------------------------            Financial Officer
              Stephen E. McGregor

            /s/ DANNY R. EVATT                          Chief Accounting Officer and Treasurer          October 29, 1997
    ----------------------------------------
                Danny R. Evatt