Form 10-Q
period 1997-09-30
KEY ENERGY GROUP INC
filed 1997-11-14
CIK 318996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

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

          Two Tower Center, Twentieth Floor, East Brunswick, NJ 08816
               (Address of Principal executive offices) (ZIP Code)

       Registrant's telephone number including area code: (732) 247-4822

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant has filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court since there was a distribution of securities under a plan confirmed by a court. Yes X No

           Common Shares outstanding at November 14, 1997: 18,148,056

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX
                                                                          Page
                                                                         Number

PART  I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements                                    3

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          13

         PART  II. OTHER INFORMATION

         Item 1.   Legal Proceedings.                                     19

         Item 2.   Changes in Securities and Use of Proceeds.             19

         Item 3.   Defaults Upon Senior Securities.                       19

         Item 4.   Submission of Matters to a Vote of  Security Holders.  19

         Item 6.   Exhibits and Reports on Form 8-K.                      19

         Signatures.                                                      22

                  Key Energy Group, Inc. and Subsidiaries
                        Consolidated Balance Sheets
                                   (unaudited)
                                                       September 30,   June 30,
(Thousands, except share and per share data)               1997          1997
-------------------------------------------------------------------------------
ASSETS
Current Assets:
 Cash                                                    $49,276       $41,704
 Accounts receivable, net of allowance for
  doubtful accounts                                       64,909        45,230
 Inventories                                               6,421         5,171
 Prepaid expenses and other current assets                   995         1,228
------------------------------------------------------------------------------
Total Current Assets                                     121,601        93,333
------------------------------------------------------------------------------
Oilfield service equipment                               301,313       176,326
Oil and gas well drilling equipment                        6,658         6,319
Motor vehicles                                            11,848        10,569
Oil and gas properties and other related equipment, successful
 efforts method                                           25,680        23,622
Furniture and equipment                                    1,980         1,661
Buildings and land                                        10,059         8,758
------------------------------------------------------------------------------
                                                         354,538       227,255
Accumulated depreciation & depletion                     (23,890)      (19,069)
------------------------------------------------------------------------------
Net Property and Equipment                               330,648       208,186
------------------------------------------------------------------------------
Other Assets                                              45,979        18,576
------------------------------------------------------------------------------

Total Assets                                            $501,228      $320,095
==============================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable                                        $17,149       $15,339
 Other accrued liabilities                                20,947        12,507
 Accrued interest                                            273         2,102
 Accrued income taxes                                      3,943         1,664
 Deferred tax liability                                      126           126
 Current portion of long-term debt                         1,270         1,404
------------------------------------------------------------------------------
Total Current Liabilities                                 43,708        33,142
------------------------------------------------------------------------------
Long-term debt, less current portion                     263,712       172,763
Non-current accrued expenses                               4,015         4,017
Deferred tax liability                                    61,957        35,738
Minority interest                                              -         1,256

Commitments and contingencies

Stockholders' equity:
Common stock, $.10 par value; 25,000,000 shares
 authorized, 17,954,672 and 12,297,752 shares issued
 and outstanding at September 30, 1997 and June 30,
 1997, respectively                                       1,795          1,230
Additional paid-in capital                              104,185         55,031
Retained earnings                                        21,856         16,918
------------------------------------------------------------------------------
Total Stockholders' Equity                              127,836         73,179
------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity             $501,228       $320,095
==============================================================================

See the accompanying notes which are an integral part of these Consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (unaudited)
                               Three Months Ended
                                                              September 30,
(Thousands, except per share data)                         1997           1996
-------------------------------------------------------------------------------
REVENUES:
   Oilfield services                                    $69,498        $27,311
   Oil and gas                                            2,154          1,525
   Oil and gas well drilling                              2,823          2,324
   Other, net                                             1,081            302
------------------------------------------------------------------------------
                                                         75,556         31,462
------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oilfield services                                     48,239         19,700
   Oil and gas                                              937            513
   Oil and gas well drilling                              2,263          1,881
   Depreciation, depletion and amortization               5,147          2,095
   General and administrative                             7,701          3,527
   Interest                                               3,438          1,350
------------------------------------------------------------------------------
                                                         67,725         29,066
------------------------------------------------------------------------------
Income before income taxes and minority interest          7,831          2,396
Income tax expense                                        2,893            784
Minority interest in net income                               -             58
------------------------------------------------------------------------------
NET INCOME                                               $4,938         $1,554
==============================================================================

EARNINGS PER SHARE :
Primary:
  Net income                                              $0.32          $0.14
Assuming full dilution:
  Net income                                              $0.25          $0.13

==============================================================================
WEIGHTED AVERAGE OUTSTANDING:
Primary                                                  15,665         10,894
Assuming full dilution                                   20,161         16,974
==============================================================================

See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                         Consolidated Statements of Cash
                                     Flows
                               Three Months Ended
                                  (unaudited)
                                                             September 30,
(Thousands)                                               1997           1996
-------------------------------------------------------------------------------
  Net income                                            $4,938         $1,554
  Adjustments to reconcile income from operations to
    net cash provided by operations:
  Depreciation, depletion and amortization               5,147          2,095
  Deferred income taxes                                  2,893            784
  Minority interest in net income                            -             58
  Change in assets and liabilities net of effects
     from the acquisitions:
    Increase in accounts receivable                     (6,224)        (1,912)
    Increase (decrease) in other current assets          1,400           (449)
    Decrease in accounts payable and accrued expenses     (972)           853
    Increase (decrease) in accrued interest             (1,829)           664
    Other assets and liabilities                        (1,293)          (631)
------------------------------------------------------------------------------
  Net cash provided by operating activities              4,060          3,016
------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Well service operations        (6,694)        (2,900)
  Capital expenditures - Oil and gas operations         (2,058)           (41)
  Capital expenditures - Oil and gas well
      drilling operations                                 (339)          (323)
  Cash received in acquisitions                          2,903              -
  Acquisitions - well service operations -
      net of cash acquired                            (107,630)             -
  Acquisitions - oil and gas well drilling operations  (14,610)             -
  Acquisitions - minority partnership interests         (3,426)             -
  Expenditures for oil and gas properties                    -           (281)
------------------------------------------------------------------------------
  Net cash used in investing activities               (131,854)        (3,545)
------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                              (318)          (899)
  Repayment of long-term debt                         (197,000)       (35,413)
  Borrowings (payments) under line-of-credit           134,000            939
  Proceeds from stock options exercised                      -             58
  Proceeds from warrants exercised                       4,123              -
  Proceeds from long-term debenture - net                    -         50,440
  Proceeds from long-term commercial paper debt - net  194,500              -
  Proceeds from other long-term debt                        61              -
------------------------------------------------------------------------------
  Net cash provided by financing activities            135,366         15,125
------------------------------------------------------------------------------
  Net increase in cash                                   7,572         14,596
  Cash at beginning of period                           41,704          4,211
------------------------------------------------------------------------------
  Cash at end of period                                $49,276        $18,807
==============================================================================
See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company The consolidated financial information in this report includes the accounts of Key Energy Group, Inc. (the "Company" or "Key") and its wholly-owned subsidiaries and was prepared in conformity with accounting policies used in the Annual Report on Form 10-K furnished for the preceding fiscal year.

     As of November 14, 1997, the Company operated a fleet of approximately 775 well service rigs, 608 fluid hauling and other trucks, and 27 drilling rigs (including 17 workover rigs, 14 trucks, and six drilling rigs in Argentina). The Company believes that, as of November 14, 1997, Key's well service and workover rig fleet and fluid hauling and other truck fleet were the largest active fleets onshore in the continental United States and the second largest fleet in Argentina. The Company operates in most onshore oil and natural gas producing regions of the continental United States and provides a full range of maintenance and workover services to major and independent oil and gas companies in all its operating regions. In addition to maintenance and workover services, Key also provides services which include the completion of newly drilled wells, the re-completion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include oil field fluid transportation, storage and disposal services, frac tank rentals, fishing and rental tools, wire-line services, air drilling and hot oiling. In addition, the Company is engaged in contract drilling in West Texas and Argentina and owns and produces oil and natural gas in the Permian Basin.

     The Company conducts its domestic operations primarily through six wholly-owned subsidiaries: Yale E. Key, Inc. ("Yale E. Key"); WellTech Eastern, Inc. ("WellTech Eastern"); Key Four Corners, Inc. ("Key Four Corners"); Key Rocky Mountain, Inc. ("Key Rocky Mountain"); Odessa Exploration Incorporated ("Odessa Exploration"); and Key Energy Drilling, Inc. ("Key Energy Drilling"). In addition, Key operates in Argentina through its indirect wholly-owned subsidiaries, Servicios WellTech S.A. ("Servicios") and Kenting Drilling (Argentina) S.A. ("Kenting"). WellTech Eastern operates through three divisions:
WellTech Mid-Continent Division, WellTech Eastern Division and Brooks Well Servicing Division. Yale E. Key, WellTech Eastern, Key Four Corners, Key Rocky Mountain, Servicios and Kenting provide oil and gas well services. Odessa Exploration is engaged in the production of oil and gas, and Key Energy
Drilling, Servicious, Kenting, Brooks Well Servicing Division and Key Four Corners provide contract oil and gas well drilling services.

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

                     Key Energy Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (unaudited)

     In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all normal recurring adjustments necessary to present fairly the financial position as of September 30, 1997, the statement of cash flows for the three months ended September 30, 1997 and 1996, and the results of operations for the three month period then ended.

2. BUSINESS AND PROPERTY  ACQUISITIONS

Acquisitions  Completed after September 30, 1997

     The following described acquisitions have been completed since September 30, 1997. The results of operations from these acquisitions are not included in the Company's results of operations for the three months ended September 30, 1997.

GSI Trucking Company, Inc., Kahlden Production Services, Inc. and McCurdy Well Service, Inc.

     On October 3, 1997, the Company acquired certain assets of GSI Trucking Company, Inc., Kahlden Production Services, Inc. and McCurdy Well Service, Inc. ("GSI, Kahlden and McCurdy") for approximately $1.6 million in cash. GSI, Kahlden and McCurdy operate 12 fluid hauling trucks. Upon completion of the acquisition, the GSI, Kahlden and McCurdy assets are operated by the Brooks Well Servicing Division of Welltech Eastern out of Bryan, Texas. The acquisition was accounted for using the purchase method.

Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc.

     Effective October 1, 1997, the Company completed the acquisition of substantially all of the assets of Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc. (collectively "Big A/Sunco") for approximately $28 million in cash and 125,000 shares of the Company's comon stock. Big A/Sunco operates 29 well service rigs, four drilling rigs, 75 fluid hauling and other trucks, related equipment and a machine shop/supply store in the four corners region of the Southwestern United States. The acquired Big A/Sunco assets are operated by Key Four Corners primarily out of Farmington, New Mexico. The acquisition was accounted for using the purchase method.

Acquisitions Completed During the Three Months Ended September 30, 1997

     The following described acquisitions have been completed during the three months ended September 30, 1997. Except as noted below, the results of operations from these acquisitions are included in the Company's results of operations for the three months ended September 30, 1997 (effective as of the date of completion of the acquisition unless otherwise noted).

Frontier Well Service, Inc.

     Effective as of September 30, 1997, the Company completed the acquisition of Frontier Well Service, Inc. ("Frontier") for approximately $3.5 million in cash. Frontier operates 12 well service rigs and related equipment in Wyoming. Frontier is operated by Key Rocky Mountain and is based in Casper, Wyoming. The operating results of Frontier will be included in the Company's results of operations effective as of October 1, 1997. The acquisition was accounted for using the purchase method.

                     Key Energy Group, Inc. and Subsidiaries

                                   (unaudited)

Dunbar Well Service, Inc.

     Effective as of September 29, 1997, the Company completed the acquisition of Dunbar Well Service, Inc. ("Dunbar") for approximately $11.8 million in cash. Dunbar operates 38 well service rigs and related equipment in Wyoming. Dunbar is operated by Key Rocky Mountain and is based in Casper, Wyoming. The operating results of Dunbar will be included in the Company's results of operations effective as of October 1, 1997. The acquisition was accounted for using the purchase method.

BRW Drilling, Inc.

     Effective as of September 25, 1997, the Company completed its acquisition of BRW Drilling, Inc. ("BRW") for approximately $14.6 million in cash. BRW operates seven drilling rigs and related equipment in the Permian Basin. The Company plans to combine the BRW operations with the Key Energy Drilling operations in the Permian Basin to form a thirteen rig shallow drilling operation. The operating results of BRW will be included in the Company's results of operations effective as of October 1, 1997. The acquisition was accounted for using the purchase method.

Waco Oil & Gas Co., Inc.

     Effective as of September 1, 1997, the Company completed its acquisition of certain assets of Waco Oil & Gas Co., Inc. ("Waco") for approximately $7.0 million in cash. The Waco assets included 12 well service rigs, three drilling rigs, 33 fluid hauling trucks and other trucks operated out of Glenville, West Virginia. Following the consummation of the acquisition, the three drilling rigs acquired from Waco were sold to an independent third party for $2.3 million in cash. No gain or loss was recognized in this transaction. The Waco assets are operated by the WellTech Eastern Division of WellTech Eastern. The operating results of Waco are included in the Company's results of operations effective September 23, 1997. The acquisition was accounted for using the purchase method.

Landmark Fishing & Rental, Inc.

     Effective as of September 16, 1997, the Company completed the acquisition of Landmark Fishing & Rental, Inc. ("Landmark") for approximately $3.3 million in cash. Landmark operates a rental tool business in Western Oklahoma and the Texas Panhandle. Landmark is operated by the WellTech Mid-Continent Division of WellTech Eastern. The operating results of Landmark are included in the Company's results of operations effective September 16, 1997. The acquisition was accounted for using the purchase method.

Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc.

     Effective as of September 1, 1997, the Company completed the acquisition of Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc. ("Ram/Rowland") for $21.5 million in cash. Ram/Rowland operates 17 well service rigs, 93 fluid hauling and other trucks, 290 frac tanks, three disposal and brine wells, and dirt construction equipment in West Texas and Southeast New Mexico. Ram/Rowland is operated by Company's by Yale E. Key, Inc. The operating results of Ram/Rowland are included in the Company's results of operations effective September 1, 1997. The acquisition was accounted for using the purchase method.

                     Key Energy Group, Inc. and Subsidiaries

                                   (unaudited)

Mosley Well Service, Inc.

     Effective as of August 22, 1997, the Company completed the acquisition of Mosley Well Service, Inc., ("Mosley") which operates thirty-six well service rigs and related equipment in East Texas, Northern Louisiana and Arkansas for approximately $16.2 million in cash. The Company plans to integrate the Mosley operations with the Brooks Well Servicing Division of WellTech Eastern. The operating results of Mosley are included in the Company's results of operations effective September 1, 1997. The acquisition was accounted for using the purchase method.

Kenting Holdings (Argentina) S.A.

     Effective as of July 30, 1997, the Company completed the acquisition of Kenting Holdings (Argentina) S.A. ("Kenting") for approximately $10.1 million in cash. Kenting is the sole shareholder of Kenting Driling (Argentina) S.A. which operates six well service rigs, three drilling rigs and related equipment in Argentina. The operating results of Kenting are included in the Company's results of operations effective August 1, 1997. The acquisition was accounted for using the purchase method.

Patrick Well Service, Inc.

     Effective as of July 17, 1997, the Company completed the acquisition of Patrick Well Service, Inc. ("Patrick") for $7.0 million in cash. Patrick operates 29 well service rigs and related equipment in Southwest Kansas,
Oklahoma and Southeast Colorado. Patrick is operated by the WellTech Mid-Continent Division of WellTech Eastern. The operating results of Patrick are included in the Company's results of operations effective August 1, 1997. The acquisition was accounted for using the purchase method.

Servicios WellTech S.A. Minority Interest

     Effective as of July 1, 1997, the Company purchased the remaining 37% interest in Servicios from two unrelated parties for approximately $3.4 million in cash. As a result of the purchase, the Company now owns 100% of Servicios.

Pending Acquisition

J.W. Gibson Well Service Company

     Effective as of July 31, 1997, the Company entered into a definitive agreement for the acquisition of J.W. Gibson Well Service Company ("Gibson") for cash, stock and warrants with an estimated value at that time of approximately $25.0 million. Gibson operates 74 well service rigs and related equipment in eight states. Since July 31, 1997, the Company, through Key Rocky Mountain, has managed the operations of Gibson pursuant to an interim operations agreement under which Key Rocky Mountain receives a management fee equal to the net income from Gibson's operations less $25,000 per month. In addition, Key Rocky Mountain received a one-time management fee of $300,000 for the three months ended September 30, 1997. These management fees are included in the Company's results of operations for the three months ended September 30, 1997. On October 10, 1997, the Company entered into an amendment to the definative agreement, which amendment provided for, among other things, an extension of the closing and the interim operating agreement to January 1998.

                     Key Energy Group, Inc. and Subsidiaries

                                   (unaudited)

3.  LONG-TERM DEBT

     As of September 30, 1997, the Company had three major components of long-term debt which are more fully described below.

7% Convertible Subordinated Debentures

     In July 1996, the Company completed the offering of $52,000,000 of 7% Convertible Subordinated Debentures due 2003 (the"7% Debentures"). The offering was a private offering pursuant to Rule 144A under the Securities Act. As the result of the conversion of a significant portion of the 7% Debentures into the Company's common stock as more fully described below, the remaining principal balance at September 30, 1997 was $4,600,000. The remaining 7% Debentures mature on July 1, 2003 and remain convertible at any time before maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $9 3/4 per share, subject to adjustment in certain events. In addition, the remaining holders of the Debentures who convert prior to July 1, 1999 will be entitled to receive, in addition to the Company's common stock, a payment equal to 50% of the interest otherwise payable on the converted Debentures from the date of conversion through July 1, 1999, payable in cash or common stock, at the Company's option. Interest on the remaining 7% Debentures is payable semi-annually on January 1 and July 1 of each year. The Company has made interest payments on the 7% Debentures on January 1, 1996 and July 1, 1997.

     As of September 30, 1997, $47,400,000 in principal amount of the 7% Debentures had been converted into the Company's common stock. The conversion was at the option of the holders. The Debentures converted into 5,062,369 shares of the Company's common stock. The conversion included 200,831 shares in excess of the number of shares issuable at the conversion price of $9.75 per share. Such additional consideration will be accounted for as an increase to the Company's equity. In addition, the proportional amount of debt issuance costs associated with the converted Debentures will be accounted for as a decrease to the Company's equity.

PNC Credit Agreement

     On June 6, 1997, the Company entered into an agreement (the"PNC Credit Agreement") with PNC Bank, N.A., as administrative agent, Norwest Bank Texas, N.A. , as collateral agent, Lehman Commercial Paper, Inc., as advisor, arranger and syndication agent and the lenders named therein pursuant to which the lenders provided a $255 million credit facility, consisting of a $120 million seven-year term loan and a $135 million five-year revolver. The interest rate on the term loan was LIBOR plus 2.75 percent. The interest rate on the revolver varied based on the LIBOR and the level of the Company's indebtedness and at September 30, 1997 was LIBOR plus 2.25 percent. The credit facility contained certain restrictive covenants and requires the Company to maintain certain financial ratios. At September 30, 1997, the principal balance of the PNC Credit Agreement revolver was $57 million and there was approximately $78 million in unused credit line facilities.

     On September 25, 1997, the Company repaid the term loan and a portion of the amount then outstanding under the revolver using the proceeds from the initial closing of the Company's private placement of the 5% Notes, (discussed below). On October 7, 1997, the Company again prepaid a portion of the amount then outstanding under the revolver using the proceeds from the second closing of the Company's private placement of the 5% Notes (discussed below). Effective as of November 6, 1997, the Company completed the re-negotiation of the

                     Key Energy Group, Inc. and Subsidiaries

                                   (unaudited)

     PNC Credit Agreement by entering into an amended and restated PNC Credit Agreement providing for, among other things, an increase in borrowing availability under the revolver from $135 million to $200 million and a decrease in the revolver's interest rate from LIBOR plus 2.25 percent to LIBOR plus 1.25 percent.

5% Subordinated Notes

     On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "5% Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of the 5% Notes pursuant to the exercise of the remaining portion of an over-allotment option granted to the initial purchasers of the 5% Notes. The placement was a private offering pursuant to Rule 144A under the Securities Act. The 5% Notes bear interest at a 5% coupon rate and are convertible into shares of the Company's common stock at a conversion price of $38.50 per share at the holder's option on the earlier of
(i) the date that the registration statement on Form S-3 required to be filed with the Securities and Exchange Commission (the "Commission") covering resales of the 5% Notes and the underlying common stock by the holders thereof is declared effective by the Commission and (ii) 270 days from the date of issuance. Interest is payable on March 15 and September 15, commencing March 15, 1998. The 5% Notes are redeemable at the Company's option on or after September 15, 2000, in whole or part, together with accrued and unpaid interest. Proceeds from the private placement of the 5% Notes were used to repay the outstanding balances under the Company's revolving credit facility and term loan facility (see above).

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 128 - Earnings per Share

     Statement of Financial Accounting Standards No. 128 ("SFAS 128") - Earnings per Share, is effective for periods ending on or after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. SFAS 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Management believes the adoption of SFAS 128 will not have a material effect on its financial position or results of operations of the Company.

Statement  of   Financial   Accounting   Standards   No.  130  -  Reporting
Comprehensive Income

     Statement of Financial Accounting Standards No. 130 ("SFAS 130") - Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 for the fiscal year ended June 30, 1999. Management believes the adoption of SFAS 130 will not have a material effect on its financial position or results of operations of the Company.

                     Key Energy Group, Inc. and Subsidiaries

                                   (unaudited)

Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information

     Statement  of  Financial  Accounting  Standards  No.  131  ("SFAS  131")  -
Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of its application. However, comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 for the fiscal year ended June 30, 1999. Management believes the adoption of SFAS 131 will not have a material effect on its financial position or results of operations of the Company.

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

KEY ENERGY GROUP, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION.


     The following discussion and analysis should be read in conjunction with the Company's audited Form 10-K for the year ended June 30, 1997.

Current and Subsequent Events

     During  the  three  month  interval  beginning  July 1,  1997,  and  ending
September 30, 1997, the Company purchased the remaining 37% interest in Servicios WellTech Argentina and completed the acquisition of six well servicing and trucking companies: Patrick Well Service, Kenting Holdings (Argentina) S.A., Mosley Well Service, Ram/Rowland Oil Well Service, Landmark Fishing and Rental and Waco Oil and Gas. These acquisitions, (which are more fully described in Note 2), collectively operate 97 well service rigs (including six in Argentina), 108 fluid hauling and other trucks and six drilling rigs, including three in Argentina.

     Subsequent to September 30, 1997, the Company has announced or completed the acquisition of six well service companies and two contract drilling companies which, collectively, operate 164 well service rigs, 17 drilling rigs and 118 fluid hauling and other trucks. These eight announced or completed acquisitions, (which are more fully described in Note 2), have allowed the Company to expand its operating presence into markets it previously did not serve, including the Rocky Mountains and the Four Corners area. Assuming completion of the pending acquisitions, Key's operations will include 790 well service and workover rigs, 623 fluid hauling and other trucks, 33 drilling rigs and numerous ancillary operations. Based upon the number of active well service rigs and fluid hauling and other trucks that the Company would operate assuming the completion of all announced acquisitions, the Company believes that Key Energy Group, Inc. will be the largest onshore well service provider within the continental United States and the second largest well service provider in Argentina.

Future Growth Strategy

     Historically, the domestic well service rig and production service industry has been highly fragmented, characterized by a large number of smaller companies which have competed effectively on a local basis in terms of pricing and the quality of services offered. In recent years, however, many major and independent oil and gas companies have placed increasing emphasis upon not only pricing, but also on safety records and quality management systems of, and the breadth of services offered by, their vendors, including well servicing contractors. This market environment, which requires significant expenditures by smaller companies to meet these increasingly rigorous standards, has forced many smaller well servicing companies to sell their operations to larger competitors. As a result, the industry has seen high levels of consolidation among the competing contractors.

     Over the past eighteen months, Key has been the leading consolidator of this industry, completing twenty-six acquisitions of well servicing operations (32, including pending transactions and transaction completed subsequent to September 30, 1997). This consolidation has led to reduced fragmentation in the market and has led to more predictable demand for well services for the Company and its competitors. Key's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses. As a result of these and other factors, the Company has developed a growth strategy to: (i) identify, negotiate and consummate additional acquisitions of complementary well servicing operations, including rigs, trucking and other ancillary services; (ii) fully-integrate acquisitions into the Company's decentralized organizational structure and thereby attempt to maximize operating margins; (iii) expand business lines and services offered by the Company in existing areas of operations; and (iv) extend the geographic scope and operating environments for the Company's operations.

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1997 VERSUS QUARTER ENDED SEPTEMBER 30, 1996

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Operating Income

The Company

     Revenues of the Company for the quarter ended September 30, 1997 increased $44,094,000, or 140%, from $31,462,000 for the quarter ended September 30, 1996 to $75,556,000 for the current quarter. Net income for the quarter ended increased $3,384,000, or 218%, from $1,554,000 for the quarter ended September 30, 1996 to $4,938,000 for the current quarter. The increase in revenues and net income was primarily due to the completed acquisitions of well service operations (see Note 2), increased oil and gas revenues from Odessa Exploration, and a general increase in oil-well service equipment utilization.

Oilfield Services

     Oilfield service revenues increased $42,187,000, or 154%, from $27,311,000 for the quarter ended September 30, 1996, to $69,498,000 for the current quarter. The increase in revenues is primarily attributable to acquisitions as well as higher equipment use and pricing resulting from an increase in demand for oilfield services.

Oil and Natural Gas Exploration and Production

     Revenues from oil and gas activities increased $629,000, or 41%, from $1,525,000 for the quarter ended September 30, 1996, to $2,154,000 for the current quarter. The increase in revenues was primarily the result of increased production of oil and natural gas as several oil and natural gas wells, which were drilled during fiscal 1997 began production and higher oil and natural gas prices for the current period. Of the total $2,154,000 of revenues for the quarter ended September 30, 1997, approximately $1,852,000 was from the sale of oil and natural gas with the remainder of $302,000 representing primarily administrative fee income.

Oil and Natural Gas Well Drilling

     Oil and natural gas well drilling revenues increased $499,000, or 22%, from $2,324,000 for the quarter ended September 30, 1996 to $2,823,000 for the current quarter. The increase in revenues is primarily attributable to higher equipment utilization and an increase in pricing.

Operating Expenses

Oilfield Services

     Oilfield service expenses increased $28,539,000, or 145%, from $19,700,000 for the quarter ended September 30, 1996 to $48,239,000 for the current quarter. The increase was due primarily to acquisitions and the increased demand for oilfield services. In addition, the Company has continued to expand its services, offering ancillary services and equipment such as well fishing tools, blow-out preventers and well frac tanks.

Oil and natural Gas Exploration and Production

     Expenses related to oil and gas activities increased $424,000, or 83%, from $513,000 for the quarter ended September 30, 1996 to $937,000 for current quarter. The increase in expenses was primarily the result of increased production of oil and natural gas as several oil and natural gas wells, which were drilled during fiscal 1997, began production during the quarter.

Oil and Natural Gas Well Drilling

     Expenses related to oil and natural gas well drilling activities increased $382,000, or 20%, from $1,881,000 for the quarter ended September 30, 1996 $2,263,000 for current quarter. The increase in expenses is attributable to higher equipment utilization and increased revenues.

Depreciation, Depletion and Amortization Expense

     Depreciation, depletion and amortization expense increased $3,052,000, or 146%, from $2,095,000 for the quarter ended September 30, 1996 to $5,147,000 for the current quarter. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisitions of oilfield service assets.

General and Administrative Expenses

     General and administrative expenses increased $4,174,000, or 118%, from $3,527,000 for the quarter ended September 30, 1996 to $7,701,000 for the current quarter. The increase was primarily attributable to the Company's recent acquisitions and expanded services.

Interest Expense

     Interest expense increased $2,088,000, or 155%, from $1,350,000 for the quarter ended September 30, 1996 to $3,438,000 for the current quarter. The increase was primarily the result of increased indebtedness as a result of the Company's acquisition program.

Income Taxes

     Income tax expense increased $2,109,000, or 269%, from $784,000 for the quarter ended September 30, 1996, to $2,893,000 for the current quarter. The increase in income taxes is primarily due to the increases in operating income and a higher effective tax rate. However, the Company does not expect to be required to remit the total amount of the $2,893,000 in total federal income tax expense for the quarter ended September 30, 1997, because of the availability of net operating loss carryforwards, accelerated tax depreciation and oil and natural gas drilling tax attributes.

Cash Flow

     Net cash provided by operating activities increased $1,044,000, or 35%, from $3,016,000 during the quarter ended September 30, 1996, to $4,060,000 for the current quarter. The increase is attributable primarily to increases in net income and depreciation, depletion and amortization which was largely off-set by a decrease in accounts receivable.

     Net cash used in investing activities increased $128,309,000, or 362%, from $3,545,000 during the quarter ended September 30, 1996, $131,854,000 for the current quarter. The increase is primarily the result of increased capital expenditures for well service operations as well as the Company's recent acquisitions.

     Net cash provided by financing activities increased $120,241,000, or 795%, from $15,125,000 during the quarter ended September 30, 1996, to $135,366,000 for the current quarter. The increase is primarily the result of the proceeds from long-term commercial paper and borrowings under line-of-credit, and the issuance of the Company's 5% Notes (see Note 2) which are partially off-set by the repayment of long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash increased by $7.6 million for the quarter ended September 30, 1997 from $41.7 as of June 30, 1997 to $49.3 million.

     The Company has projected $40 million for capital expenditures for fiscal 1998, as compared to $24.8 million for fiscal 1997. Oilfield service capital expenditures for the three months ended September 30, 1997 were $6.7 million compared to $2.9 million during the same quarter last year. Of the total $40.0 million in capital expenditures the Company is projecting for fiscal 1998, approximately $30 million is expected to be attributable to oilfield service operations. Capital expenditures are expected to be primarily capitalized improvement costs to existing equipment and machinery. The Company expects to finance these capital expenditures utilizing the operating cash flows of the Company.

     The Company's oil and natural gas exploration and development operations are forecasting outlays of approximately $8.0 million in development costs for fiscal 1998, as compared to $8.2 million during fiscal 1997. For the quarter ended September 30, 1997, these outlays totaled $2.1 million as compared to none for the quarter ended September 30, 1996. Financing is expected to come from operations and available credit facilities.

     The Company's oil and natural gas well drilling operations have forecast approximately $2.0 million in oil and natural gas drilling capital expenditures for fiscal 1998, as compared to $1.5 million during fiscal 1997. Capital expenditures are primarily for improvements to existing equipment and machinery. For the quarter ended September 30, 1997, capital expenditures totaled $339,000 as compared to $323,000 for the quarter ended September 30, 1996. Financing is expected to come from existing cash flow.

Debt

7% Convertible Subordinated Debentures

     In July 1996, the Company completed the offering of $52,000,000 of 7% Convertible Subordinated Debentures due 2003 (the "7% Debentures"). The offering was a private offering pursuant to Rule 144A under the Securities Act. As the result of the conversion of a significant portion of the 7% Debentures into the Company's common stock as more fully described below, the remaining principal balance at September 30,

                     Key Energy Group, Inc. and Subsidiaries

                                   (unaudited)

1997 was $4,600,000. The remaining 7% Debentures mature on July 1, 2003 and remain convertible at any time before maturity, unless previously redeemed, into shares of the Company's common stock at a conversion price of $9 3/4 per share, subject to adjustment in certain events. In addition, the remaining holders of the Debentures who convert prior to July 1, 1999 will be entitled to receive, in addition to the Company's common stock, a payment equal to 50% of the interest otherwise payable on the converted Debentures from the date of conversion through July 1, 1999, payable in cash or common stock, at the Company's option. Interest on the remaining 7% Debentures is payable semi-annually on January 1 and July 1 of each year. The Company has made interest payments on the 7% Debentures on January 1, 1996 and July 1, 1997.

     As of September 30, 1997, $47,400,000 in principal amount of the 7% Debentures had been converted into the Company's common stock. The conversion was at the option of the holders. The Debentures converted into 5,062,369 shares of the Company's common stock. The conversion included 200,831 shares in excess of the number of shares issuable at the conversion price of $9.75 per share. Such additional consideration will be accounted for as an increase to the Company's equity. In addition, the proportional amount of debt issuance costs associated with the converted Debentures will be accounted for as a decrease to the Company's equity.

PNC Credit Agreement

     On June 6, 1997, the Company entered into an agreement (the "PNC Credit Agreement") with PNC Bank, N.A., as administrative agent, Norwest Bank Texas, N.A. , as collateral agent, Lehman Commercial Paper, Inc., as advisor, arranger and syndication agent and the lenders named therein pursuant to which the lenders provided a $255 million credit facility, consisting of a $120 million seven-year term loan and a $135 million five-year revolver. The interest rate on the term loan was LIBOR plus 2.75 percent. The interest rate on the revolver varied based on the LIBOR and the level of the Company's indebtedness and at September 30, 1997 was LIBOR plus 2.25 percent. The credit facility contained certain restrictive covenants and requires the Company to maintain certain financial ratios. At September 30, 1997, the principal balance of the PNC Credit Agreement revolver was $57 million and there was approximately $78 million in unused credit line facilities.

     On September 25, 1997, the Company repaid the term loan and a portion of the amount then outstanding under the revolver using the proceeds from the initial closing of the Company's private placement of the 5% Notes, (discussed below). On October 7, 1997, the Company again prepaid a portion of the amount then outstanding under the revolver using the proceeds from the second closing of the Company's private placement of the 5% Notes (discussed below). Effective as of November 6, 1997, the Company completed the re-negotiation of the PNC Credit Agreement by entering into an amended and restated PNC Credit Agreement providing for, among other things, an increase in borrowing availability under the revolver from $135 million to $200 million and a decrease in the revolver's interest rate from LIBOR plus 2.25 percent to LIBOR plus 1.25 percent.

5% Subordinated Notes

     On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "5% Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of the 5% Notes pursuant to the exercise of the remaining portion of an over-allotment option granted to the initial purchasers of the 5% Notes. The placement was a private offering pursuant to Rule 144A under the Securities Act. The 5% Notes bear interest

                     Key Energy Group, Inc. and Subsidiaries

                                   (unaudited)

at a 5% coupon rate and are convertible into shares of the Company's common stock at a conversion price of $38.50 per share at the holder's option on the earlier of (i) the date that the registration statement on Form S-3 required to be filed with the Securities and Exchange Commission (the "Commission") covering resales of the 5% Notes and the underlying common stock by the holders thereof is declared effective by the Commission and (ii) 270 days from the date of issuance. Interest is payable on March 15 and September 15, commencing March 15, 1998. The 5% Notes are redeemable at the Company's option on or after September 15, 2000, in whole or part, together with accrued and unpaid interest. Proceeds from the private placement of the 5% Notes were used to repay the outstanding balances under the Company's revolving credit facility and term loan facility (see above).

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards No. 128 - Earnings per Share

     Statement of Financial Accounting Standards No. 128 ("SFAS 128") - Earnings per Share, is effective for periods ending on or after December 15, 1997. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. SFAS 128 also requires dual presentation of basic EPS and diluted EPS on the face of the income statement and requires a reconciliation of the numerators and denominators of basic EPS and diluted EPS. Management believes the adoption of SFAS 128 will not have a material effect on its financial position or results of operations of the Company.

Statement  of   Financial   Accounting   Standards   No.  130  -  Reporting
Comprehensive Income

     Statement of Financial Accounting Standards No. 130 ("SFAS 130") - Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 for the fiscal year ended June 30, 1999. Management believes the adoption of SFAS 130 will not have a material effect on its financial position or results of operations of the Company

     Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information

     Statement  of  Financial  Accounting  Standards  No.  131  ("SFAS  131")  -
Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of its application. However, comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 for the fiscal year ended June 30, 1999. Management believes the adoption of SFAS 131 will not have a material effect on its financial position or results of operations of the Company Impact of Inflation on Operations

     Although in our complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on the Company's operations, management is of the opinion that inflation has not had a significant impact on its business.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

    (c) Recent Sales of Unregistered Securities:

     The Company effected the following unregistered sales of its securities during the three months ended September 30, 1997. Each of the following issuance's by the Company of the securities sold in the transactions referred to below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4(2) thereof for transactions not involving a public offering:

     Effective as of September 25, 1997, the Company issued $200 million of its 5% Convertible Subordinated Notes due 2004 to McMahan Securities Co. LP. and Lehman Brothers Inc., as intitial purchasers, in connection with the Company's private placement of the 5% Notes.

     Effective as of October 7, 1997, the Company issued $16 million of its 5% Convertible Subordinated Notes due 2004 to McMahan Securities Co. LP. and Lehman Brothers Inc., as intitial purchasers, in connection with the Company's private placement of the 5% Notes.

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.
        None

Item 6. Exhibits and Reports on Form 8-K.

            (a) The following exhibits are filed as a part of the Form 10-Q:

       Number                                   Description

       10(a)             Stock  Purchase  Agreement  between  WellTech
                         Eastern,  Inc. and Monty D.
                         Elmore dated as of July 17, 1997.

       10(b)             Stock Purchase Agreement between WellTech Eastern,
                         Inc. and Kenting
                         Energy Services, Inc. dated as of July 30, 1997.

       10(c) Stock Purchase Agreement by and among Nabors Acquisition Corp. IV, as Seller, Key Rocky Mountain, Inc., as Buyer, and Key Energy Group, Inc. dated as of
                         July 31, 1997.("Gibson Stock Purchase Agreement")

       10(d) Amendment One to the Gibson Stock Purchase Agreement Stock Purchase Agreement dated as of October 10, 1997.

       10(e)             Stock Purchase Agreement among WellTech
                         Eastern, Inc., Robert E.
                         Mosley, Jr., Thelma Scoggin Mosley, Thomas A. Mosley, Nancy Evans Mosley, James R.
                         Mosley, Dennis W. Mosley and Melanie Ostrum Mosley dated as of August 22, 1997.

       10(f)             Stock Purchase Agreement (Ram Oil Well Service, Inc.)
                         by and among, Yale E. Key, Inc. and Robert D. Calhoon dated as of September 1, 1997 (ncorporated by reference to Exhibit 2.2 of the Company's Report on Form 8-K dated September 1, 1997, File No. 1-8038).

      10(g)              Stock Purchase Agreement (Rowland Trucking
                         Co.) by and among, Yale
                         E. Key, Inc. and Robert D. Calhoon dated as of September 1, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated September 1, 1997, File No. 1-8038).

      10(h)              Asset Purchase Agreement among WellTech
                         Eastern, Inc., Waco Oil &
                         Gas Co., Inc. and I.L. Morris dated as of
                         September 1, 1997.

      10(i)              Asset Purchase Agreement among Key Four
                         Corners, Inc., Key Energy
                         Group,Inc., Coleman Oil & Gas Co., Big A Well Service Co., Sunco Trucking Co.,
                         Justis Supply Co., Inc. and George E.
                         Coleman dated as of September 2, 1997
                         (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated
                         October 1, 1997, File No. 1-8038).

      10(j)              Stock Purchase Agreement between WellTech
                         Eastern, Inc. and William
                         Gregory Wines dated as of September 16, 1997.

      10(k)              Stock Purchase Agreement among, Key Energy
                         Drilling, Inc. and S.K.
                         Rogers, Joe Dee Brooks, Lynn E. Waters
                         and Donnie Roberts dated as of September 25, 1997.

      10(l)              Indenture dated as of September 25, 1997, among
                         Key Energy Group, Inc.
                         and American Stock Transfer and Trust Company.

      10(m)              Stock Purchase Agreement among Key Rocky
                         Mountain, Inc., Joseph R.Dunbar and Janice N. Dunbar dated as of September 29, 1997.

      10(n)              Stock Purchase Agreement among Key Rocky
                         Mountain, Inc., Bruce L.
                         Bummer, Jack Hartnett, Diane Hartnett
                         and Bruce Bummer 7/14/82 Family Trust
                         dated as of September 30, 1997.

     11(a)               Statement - Computation of per share earnings.

     27(a)               Statement - Financial Data Schedule

   (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

     The Company's Report on Form 8-K dated June 25, 1997, File No. 1-8038, as amended by the Company's report on Form 8-K/A dated June 25, 1997, File No. 1-8038. The Report on Form 8-K concerned the Company's acquisition of Well-Co.

     The Company's Report on Form 8-K dated September 1, 1997, File No. 1-8038. The Report on Form 8-K concerned the Company's acquisition of Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc.

     The Company's Report on Form 8-K dated September 25, 1997, File No. 1-8038, as amended by the Company's report on Form 8-K/A dated September 25, 1997, File No. 1-8038. The Report on Form 8-K concerned the private placement of the Company's 5% Notes.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KEY ENERGY GROUP, INC.
                                                   (Registrant)



                                   By /s/ Francis D. John
Dated: November 14, 1997             President and Chief Executive Officer

                                   By /s/ Stephen E. McGregor
Dated: November 14, 1997             Chief Financial Officer

                                   By /s/ Danny R. Evatt
Dated: November 14, 1997             Chief Accounting Officer