Form 10-Q
period 1997-12-31
KEY ENERGY GROUP INC
filed 1998-02-17
CIK 318996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from to ________


                         Commission file number 1-8038


                             KEY ENERGY GROUP, INC.
             (Exact name of registrant as specified in its charter)

                              Maryland 04-2648081
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


             Two Tower Center, 20th Floor, East Brunswick, NJ 08816
               Address of Principal executive offices) (ZIP Code)

       Registrant's telephone number including area code: (732) 247-4822

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant has filed documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court since there was a distribution of securities under a plan confirmed by a court. Yes X No

          Common Shares outstanding at February 13, 1998 - 18,307,390

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            Page
                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets at
             December 31, 1997 and June 30, 1997                             3

           Consolidated Statements of Operations for the
             Three months and six months ended December 31, 1997 and 1996    4

           Consolidated Statements of Cash Flows for the
             Three months and six months ended December 31, 1997 and 1996    5

           Notes to Consolidated Financial Statements                        6

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             15

           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 24

Item 2.    Changes in Securities and Use of Proceeds                         24

Item 3.    Defaults Upon Senior Securities                                   24

Item 4.    Submission of Matters to a Vote of Security Holders               24

Item 6.    Exhibits and Reports on Form 8-K                                  25

Signatures                                                                   28

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

               (In thousands, except share and per share amounts)

                                                       December 31,    June 30,
                                                          1997           1997
                                                       (Unaudited)
-------------------------------------------------------------------------------
                                     ASSETS
Current assets:
   Cash                                                $ 53,770        $ 41,704
   Accounts receivable, net                              76,875          45,230
   Inventories                                           10,182           5,171
   Prepaid expenses and other                             1,954           1,228
-------------------------------------------------------------------------------
        Total current assets                            142,781          93,333
-------------------------------------------------------------------------------
Property and equipment, at cost:
   Oilfield service equipment                           327,410         186,895
   Oilfield drilling equipment                           28,522           6,319
   Oil and gas properties, using the successful
    efforts accounting method                            28,713          23,622
   Other property and equipment                          27,956          10,419
-------------------------------------------------------------------------------
                                                        412,601         227,255
   Less accumulated depreciation and depletion           31,065          19,069
-------------------------------------------------------------------------------
        Property and equipment, net                     381,536         208,186
-------------------------------------------------------------------------------
Other assets                                             63,266          18,576
-------------------------------------------------------------------------------

                                                      $ 587,583       $ 320,095
===============================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                              $ 16,842        $ 15,339
   Other accrued liabilities                             21,005          12,507
   Accrued interest                                       3,314           2,102
   Accrued income taxes                                     448           1,664
   Deferred taxes                                           126             126
   Current portion of long-term debt                      1,945           1,404
-------------------------------------------------------------------------------
        Total current liabilities                        43,680          33,142
-------------------------------------------------------------------------------
Long-term debt, net of current portion                  330,292         172,763
Noncurrent accrued expenses                               4,015           4,017
Deferred taxes                                           77,243          35,738
Minority interest                                             -           1,256
Commitments and contingencies

Stockholders' equity:
   Common stock, $0.10 par value per share;
      25,000,000 shares authorized,
      18,356,296 and 12,297,752 shares issued at
      December 31, 1997 and June 30, 1997,
      respectively                                        1,836           1,230
   Additional paid-in capital                           110,998          55,031
   Treasury stock, at cost; 416,666
      shares at December 31, 1997                        (9,682)              -
   Retained earnings                                     29,201          16,918
-------------------------------------------------------------------------------
        Total stockholders' equity                      132,353          73,179
-------------------------------------------------------------------------------

                                                      $ 587,583       $ 320,095
===============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                        Three months ended    Six months ended
                                            December 31,         December 31,
                                        1997        1996       1997       1996
-------------------------------------------------------------------------------
Revenues:
   Oilfield services                 $ 97,542    $ 31,708   $ 167,040  $ 59,019
   Oilfield drilling                    8,689       2,359      11,512     4,683
   Oil and gas                          1,949       2,088       4,067     3,613
   Other, net                           1,493          42       2,574       344
-------------------------------------------------------------------------------
        Total revenues                109,673      36,197     185,193    67,659
-------------------------------------------------------------------------------
Costs and expenses:
   Oilfield services                   68,354      23,066     116,592    42,766
   Oilfield drilling                    6,590       1,963       8,853     3,844
   Oil and gas                            893         773       1,831     1,286
   General and administrative          10,370       3,735      18,036     7,262
   Depreciation, depletion and
      amortization                      7,740       2,342      12,886     4,437
   Interest expense                     3,879       1,296       7,317     2,646
-------------------------------------------------------------------------------
        Total costs and expenses       97,826      33,175     165,515    62,241
-------------------------------------------------------------------------------
Income before income taxes and
  minority interest                    11,847       3,022      19,678     5,418
Income tax provision                    4,502       1,029       7,395     1,813
Minority interest in income                 -         (50)          -         8
-------------------------------------------------------------------------------
           Net income                 $ 7,345     $ 2,043    $ 12,283   $ 3,597
===============================================================================

Net income per share:
   Basic                               $ 0.40      $ 0.19      $ 0.76    $ 0.34
   Diluted                             $ 0.36      $ 0.16      $ 0.62    $ 0.29

Weighted average shares outstanding:
   Basic                               18,151      10,850      16,137    10,635
   Diluted                             25,571      17,027      22,720    16,815


The accompanying notes are an integral part of these consolidated financial statements.

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                       Three months ended    Six months ended
                                           December 31,         December 31,
                                        1997        1996      1997       1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
 Net income                          $ 7,345     $ 2,043   $ 12,283    $ 3,597
  Adjustments to reconcile net
    income to net cash
    provided by operating activities:
      Depreciation, depletion
       and amortization                7,740       2,342     12,886      4,437
      Deferred income taxes            1,177       1,029      4,070      1,813
      Minority interest in net income      -         (50)         -          8

  Changes in assets and liabilities,
   net of effects
   from acquisitions:
      Accounts receivable              1,890      (1,761)    (4,334)    (3,673)
      Other current assets            (1,742)        352       (342)       (97)
      Accounts payable and
       accrued liabilities            (8,666)     (3,922)    (9,638)    (3,069)
      Accrued interest                 3,041        (947)     1,213       (283)
      Other assets and liabilities    (3,424)       (175)    (4,717)      (806)
-------------------------------------------------------------------------------
Net cash provided by (used in)
 operating activities                  7,361      (1,089)    11,421      1,927
-------------------------------------------------------------------------------
Cash flows from investing activities:
   Property and equipment additions
    related to:
      Oilfield service operations    (12,268)     (3,049)   (18,962)    (5,949)
      Oilfield drilling operations    (1,315)       (268)    (3,373)      (591)
      Oil and gas operations          (1,926)       (975)    (2,265)    (1,297)
   Acquisitions of:
      Oilfield service operations,
       net of cash acquired          (29,933)    (13,228)  (134,660)   (13,228)
      Oilfield drilling operations,
       net of cash acquired           (7,256)          -    (21,866)         -
      Oil and gas operations,
       net of cash acquired             (600)          -       (600)         -
      Minority interest                    -           -     (3,426)         -
-------------------------------------------------------------------------------
Net cash used in investing
 activities                          (53,298)    (17,520)  (185,152)   (21,065)
-------------------------------------------------------------------------------
Cash flows from financing activities:
   Principal payments on debt         (2,229)       (154)    (2,547)    (1,053)
   Repayment of long-term debt       (19,337)          -   (216,337)   (35,413)
   Borrowings under line of credit    65,000         368    199,000      1,307
   Purchase of treasury stock         (9,682)          -     (9,682)         -
   Proceeds from convertible
    subordinated debentures, net           -           -          -     50,440
   Proceeds from long-term
    commercial paper debt, net        14,000           -    208,500          -
   Procceds from other
    long-term debt                     1,638      10,500      1,699     10,500
   Proceeds from exercise
    of warrants                           99           -      4,222          -
   Proceeds from exercise
    stock options                        942           -        942         58
-------------------------------------------------------------------------------
Net cash provided by financing
 activities                           50,431      10,714    185,797     25,839
-------------------------------------------------------------------------------
Net increase (decrease) in cash        4,494      (7,895)    12,066      6,701
Cash, beginning of period             49,276      18,807     41,704      4,211
-------------------------------------------------------------------------------
Cash, end of period                 $ 53,770    $ 10,912   $ 53,770   $ 10,912
===============================================================================
The accompanying notes are an integral part of these consolidated financial statements.









                        KEY ENERGY GROUP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1997
                                   (Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES The unaudited consolidated financial statements of Key Energy Group, Inc. (the "Company" or "Key") and its wholly-owned subsidiaries are prepared in conformity with generally accepted accounting principals, but do not purport to be a complete presentation in as much as all note disclosures required are not included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

In the opinion of management, the Company's unaudited consolidated financial statements as of December 31, 1997 and for the three months and six months ended December 31, 1997 and 1996 contain all adjustments and accruals, consisting only of normal recurring accrual adjustments, necessary for a fair presentation of the results of the interim periods. These interim results are not necessarily indicative of results for a full year.

Earnings per Share

The Company implemented the Statement of Financial Accounting Standards No. 128 ("SFAS 128") - Earnings per Share, for the quarter ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. SFAS 128 has been applied retro-actively for each period presented. In accordance with SFAS 128, the reconciliation of the numerators and denominators of basic EPS and diluted EPS is presented below:

                                    Three Months Ended     Six Months Ended
                                        December 31,           December 31,
                                     1997        1996       1997        1996
                                  ---------------------   --------------------
 Basic EPS Computation:
      Numerator-
        Net Income                $ 7,345     $ 2,043     $12,283     $ 3,597
                                  ---------------------   --------------------
      Denominator-
        Weighted Average Common
         Shares Outstanding        18,151      10,850      16,137      10,635
                                  ---------------------   --------------------
         Basic EPS                $  0.40     $  0.19     $ 0.76      $  0.34
                                  =====================   ====================
  Diluted EPS Computation:
      Numerator-
        Net Income                $ 7,345     $ 2,043    $12,283      $ 3,597
        Effect of Dilutive
         Securities,
         Tax Effected:
          Convertible Debentures    1,738         609      1,882        1,219
                                  --------------------    --------------------
                                  $ 9,083     $ 2,652    $14,165       $4,816
                                  --------------------    --------------------

                                   Three Months Ended       Six Months Ended
                                       December 31,            December 31,
                                   1997          1996      1997          1996
                                  --------------------    --------------------
   Denominator-
     Weighted Average Common
      Shares Outstanding          18,151       10,850     16,137       10,635
     Warrants                         82          319        235          320
     Stock Options                 1,256          525      1,294          527
     7% Convertible Debentures       472        5,333      2,096        5,333
     5% Convertible Debentures     5,610            -      2,958            -
                                  --------------------    --------------------
                                  25,571       17,027     22,720       16,815
                                  --------------------    --------------------
       Diluted EPS               $  0.36     $   0.16    $  0.62      $  0.29
                                  ====================    ====================

2. BUSINESS AND PROPERTY ACQUISITIONS

The Company

The Company conducts its domestic operations primarily through eight wholly-owned subsidiaries: Yale E. Key, Inc., WellTech Eastern, Inc., WellTech Mid-Continent, Inc., Brooks Well Servicing, Inc., Key Four Corners, Inc., Key Rocky Mountain, Inc., Odessa Exploration Incorporated, and Key Energy Drilling, Inc. The Company's Argentina operations are conducted through its wholly-owned subsidiaries Servicios WellTech S.A. and Kenting Drilling (Argentina) S. A.

As of February 13, 1998, the Company owned a fleet of approximately 820 well service rigs, 628 oilfield fluid hauling and other trucks, and 59 drilling rigs, including 16 service rigs, 14 trucks and 6 drilling rigs in Argentina.

Acquisitions Completed During the Six Months Ended December 31, 1997

The following acquisitions have been completed during the six months ended December 31, 1997. Except as otherwise noted, the results of operations from these acquisitions are included in the Company's results of operations for the applicable three months and six months ended December 31, 1997 (effective as of the date of completion of the acquisition unless otherwise noted). Each of the acquisitions was accounted for using the purchase method of accounting. Unless otherwise noted, the purchase prices specified below are based on cash paid and the value of the Company's common stock, par value $0.10 (the "Common Stock"), issued at the closing of the acquisitions (with Common Stock being valued at the closing price on the closing date), and do not include any post-closing adjustments, if any, paid or to be paid based on a re-calculation of the working capital of the acquired company as of the closing date.

Wellcorps, L.L.C., White Rhino Drilling, Inc. and S&R Cable, Inc.

Effective December 2, 1997, the Company completed the acquisition of the assets of Wellcorps, L.L.C., White Rhino Drilling, Inc. and S&R Cable, Inc. (collectively the "Critchfield Assets") for approximately $8.5 million, consisting of $2.7 million in cash and 240,000 shares of Common Stock. The Critchfield Assets consisted of five land drilling rigs, five well service rigs and other related equipment in Michigan.

Win-Tex Drilling Co., Inc. and Win-Tex Trucking Corporation

Effective November 24, 1997, the Company completed the acquisition of Win-Tex Drilling Co., Inc. and Win-Tex Trucking Corporation ("Win-Tex") for approximately $6.7 million in cash. Win-Tex operates six land drilling rigs, trucks, trailers and related equipment in West Texas. The operating results of Win-Tex are included in the Company's results of operations effective December 1, 1997.

Jeter Service Co.

Effective November 18, 1997, the Company completed the acquisition of Jeter Service Co. ("Jeter") for approximately $6.7 million in cash. Jeter operates 15 well service rigs, an oilfield supply store and an oilfield location construction/maintenance business with 15 trucks and other related equipment in Oklahoma. The operating results of Jeter are included in the Company's results of operations effective December 1, 1997.

GSI Trucking Company, Inc., Kahlden Production Services, Inc. and
McCurdy Well Service, Inc.

On October 3, 1997, the Company acquired certain assets of GSI Trucking Company, Inc., Kahlden Production Services, Inc. and McCurdy Well Service, Inc. ("GSI, Kahlden and McCurdy") for approximately $1.6 million in cash. GSI, Kahlden and McCurdy operate 12 fluid hauling trucks in Southeast Texas.

Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc.

Effective October 1, 1997, the Company completed the acquisition of substantially all of the assets of Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc. (collectively "Big A/Sunco") for approximately $32.1 million, consisting of $28 million in cash and 125,000 shares of Common Stock. Big A/Sunco operates 25 well service rigs, four drilling rigs, 75 fluid hauling and other trucks, related equipment and a machine shop/supply store in the Four Corners region of the Southwestern United States

Frontier Well Service, Inc.

Effective September 30, 1997, the Company completed the acquisition of Frontier Well Service, Inc. ("Frontier") for approximately $3.5 million in cash. Frontier operates 12 well service rigs and related equipment in Wyoming. The operating results of Frontier are included in the Company's results of operations effective October 1, 1997.

Dunbar Well Service, Inc.

Effective September 29, 1997, the Company completed the acquisition of Dunbar Well Service, Inc. ("Dunbar") for approximately $11.8 million in cash. Dunbar operates 38 well service rigs and related equipment in Wyoming. The operating results of Dunbar are included in the Company's results of operations effective October 1, 1997.

BRW Drilling, Inc.

Effective September 25, 1997, the Company completed the acquisition of BRW Drilling, Inc. "BRW") for approximately $14.6 million in cash. BRW operates seven drilling rigs and related equipment in the Permian Basin region of West Texas and Eastern New Mexico. The operating results of BRW are included in the Company's results of operations effective October 1, 1997.

Landmark Fishing & Rental, Inc.

Effective September 16, 1997, the Company completed the acquisition of Landmark Fishing & Rental, Inc. ("Landmark") for approximately $3.3 million in cash. Landmark operates a rental tool business in Western Oklahoma and the Texas Panhandle.

Waco Oil & Gas Co., Inc.

Effective September 1, 1997, the Company completed the acquisition of certain assets of Waco Oil & Gas Co., Inc. ("Waco") for approximately $7.0 million in cash. The Waco assets included 12 well service rigs, three drilling rigs, 33 fluid hauling trucks and other trucks operated in West Virginia. Following the consummation of the acquisition, the three drilling rigs acquired from Waco were sold to an independent third party for $2.3 million in cash. No gain or loss was recognized in the sale of these rigs. The operating results of Waco are included in the Company's results of operations effective September 23, 1997.

Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc.

Effective September 1, 1997, the Company completed the acquisition of Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc. ("Ram/Rowland") for $21.5 million in cash. Ram/Rowland operates 17 well service rigs, 93 fluid hauling and other trucks, 290 frac tanks, three disposal and brine wells, and dirt construction equipment in the Permian Basin region of West Texas and Southeastern New Mexico

Mosley Well Service, Inc.

Effective August 22, 1997, the Company completed the acquisition of Mosley Well Service, Inc., ("Mosley"), which operates 36 well service rigs and related equipment in East Texas, Northern Louisiana and Arkansas, for approximately $16.2 million in cash. The operating results of Mosley are included in the Company's results of operations effective September 1, 1997.

Kenting Holdings (Argentina) S.A.

Effective July 30, 1997, the Company completed the acquisition of Kenting Holdings (Argentina) S.A. ("Kenting") for approximately $10.1 million in cash. Kenting is the sole shareholder of Kenting Drilling (Argentina) S.A. which operates six well service rigs, three drilling rigs and related equipment in Argentina. The operating results of Kenting are included in the Company's results of operations effective August 1, 1997.

Patrick Well Service, Inc.

Effective July 17, 1997, the Company completed the acquisition of Patrick Well Service, Inc. ("Patrick") for $7.0 million in cash. Patrick operates 29 well service rigs and related equipment in Southwest Kansas, Oklahoma and Southeast Colorado. The operating results of Patrick are included in the Company's results of operations effective August 1, 1997.

Servicios WellTech S.A.

Effective July 1, 1997, the Company purchased the remaining 37% minority interest in Servicios WellTech S.A. ("Servicios") from two unrelated parties for approximately $3.4 million in cash. As a result of the purchase, the Company now owns 100% of Servicios.

Acquisitions Completed After December 31, 1997

The following acquisitions were completed after December 31, 1997. Except as otherwise noted, the results of operations from these acquisitions are not included in the Company's results of operations for the three and six months ended December 31, 1997.

Sitton Drilling Company

Effective January 1, 1998, the Company completed the acquisition of Sitton Drilling Co. ("Sitton") for approximately $14.8 million, including $12.9 million in cash and 100,000 shares of Common Stock. Sitton operates five drilling rigs in the Permian Basin region of West Texas.

J.W. Gibson Well Service Company

Effective January 8, 1998, the Company completed the acquisition of J.W. Gibson Well Service Company ("Gibson") for approximately $25.5 million, consisting of $23.9 million in cash, 100,000 shares of Common Stock and warrants to acquire 265,000 shares of Common Stock at an exercise price of $18.00 per share, subject to certain adjustments.

Gibson operates 74 well service rigs and related equipment in eight states. Since July 31, 1997, the Company managed the operations of Gibson pursuant to an interim operating agreement. Under the operating agreement, the Company received a management fee equal to the net income from Gibson's operations less $25,000 per month and received a one-time management fee of $300,000.

Hot Oil Plus

Effective January 29, 1998, the Company completed the acquisition of Hot Oil Plus, Inc. ("Hot Oil Plus") for approximately $1.9 million in cash. Hot Oil Plus operates eight hot oil trucks, a pump truck and a steam heater in Southeast Texas.

Legacy Drilling Co.

Effective January 30, 1998, the Company completed the acquisition of Legacy Drilling Co. ("Legacy") for approximately $2.9 million in cash. Legacy operates four drilling rigs in the Permian Basin region of West Texas.

Circle M Vacuum Services

Effective January 30, 1998, the Company completed the acquisition of Circle M Vacuum Services ("Circle M") for approximately $800,000 in cash. Circle M operates four vacuum trucks, trailers and a salt water disposal well in Southeast Texas.

Four Corners Drilling Company

Effective February 4, 1998, the Company completed the acquisition of Four Corners Drilling Company ("Four Corners") for $10.0 million in cash. Four Corners owns 12 drilling rigs in the Four Corners region of the Southwestern United States.

Updike Brothers, Inc.

Effective February 6, 1998, the Company completed the acquisition of Updike Brothers, Inc. ("Updike") for approximately for $10.6 million in cash. Updike operates 25 well service rigs in Wyoming.

3.  LONG-TERM DEBT

At December 31, 1997, major components of the Company's long-term debt were as follows:

PNC Credit Agreement

On June 6, 1997, the Company entered into an agreement, (the "Initial Credit Agreement") with PNC Bank, N.A. ("PNC"), as administrative agent, and a syndication of other lenders pursuant to which the lenders provided a $255 million credit facility, consisting of a $120 million seven-year term loan and a $135 million five-year revolver. The interest rate on the term loan was LIBOR plus 2.75 percent. The interest rate on the revolver varied based on the LIBOR and the level of the Company's indebtedness. The Initial Credit Agreement contained certain restrictive covenants and required the Company to maintain certain financial ratios. On September 25, 1997, the Company repaid the term loan and a portion of the then outstanding amounts under the revolver applying the proceeds from the initial and second closings of the Company's private placement of $216 million of 5% Convertible Subordinated Notes (discussed below).

Effective November 6, 1997, the Company entered into an Amended and Restated Credit Agreement with PNC (the "Amended Credit Agreement"), as administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. The maximum commitment decreases to $175 million on November 6, 2000 and to $125 million on November 6, 2001. The loan commitment terminates on November 6, 2002. Borrowings under the credit facility may be either (i) Eurodollar Loans with interest payable quarterly at LIBOR plus 1.25% subject to adjustment based on certain financial ratios, (ii) Base Rate Loans with interest payable quarterly at the greater of PNC Prime Rate or the Federal Funds Effective Rate plus 1/2 %,or (iii) a combination thereof, at the Company's option. The Amended Credit Agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios. A change of control of the Company, as defined in the Amended Credit Agreement, is an event of default. Borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

Effective December 3, 1997, PNC completed the syndication of the Amended Credit Agreement and, in connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered into a First Amendment to the Amended and Restated Credit Agreement providing for, among other things, an increase in the maximum commitment from $200 million to $250 million.

At December 31, 1997, the principal balance of the Amended Credit Agreement, as amended, was $107 million and the unused credit facility aggregated approximately $143 million, with approximately $3 million reserved for existing letters of credit.

7% Convertible Subordinated Debentures

In July 1996, the Company completed a $52,000,000 private offering of 7% Convertible

Subordinated Debentures due 2003 (the "Debentures"), pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Debentures are subordinate to the Company's senior indebtedness, which as defined in the indenture pursuant to which the Debentures were issued, includes the borrowings under the Amended Credit Agreement, as amended. Interest on the Debentures is payable on January 1 and July 1 of each year.

The Debentures are convertible, at any time prior to maturity, at the holders' option, into shares of Common Stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, Debenture holders who convert prior to July 1, 1999 will be entitled to receive a payment, in cash or Common Stock (at the Company's option), generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999.

The Debentures are redeemable, at the option of the Company, on or after July 15, 1999, at a redemption price of 104%, decreasing 1% per year on each anniversary date thereafter.

In the event of a change in control of the Company, as defined in the indenture under which the Debentures were issued, each holder of Debentures will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's Debentures within 60 days of such event at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

As of December 31, 1997, $47,400,000 in principal amount of the Debentures had been converted into 5,062,369 shares of Common Stock at the option of the holders. The number of shares issued included 200,831 shares in excess of the number of shares issuable at the conversion price of $9.75 per share. These additional shares were issued by the Company to induce conversion. Such additional consideration was accounted for as an increase to the Company's equity. In addition, the proportional amount of debt issuance costs associated with the converted Debentures was accounted for as a decrease to the Company's equity.

At December 31, 1997, $4,600,000 of Debentures remained outstanding.

5% Subordinated Notes

On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of Notes. The placements were made as private offerings pursuant to Rule 144A and Regulation S under the Securities Act. The Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the Notes were issued, includes the borrowings under the Amended Credit Agreement, as amended. Interest on the Notes is payable on March 15 and September 15, commencing March 15, 1998.

The Notes are convertible, at the holder's option, into shares of Common Stock at a conversion price of $38.50 per share, subject to certain adjustments.

The Notes are redeemable, at the Company's option, on or after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

In the event of a change in control of the Company, as defined in the indenture under which the Notes were issued, each holder of Notes will have the right, at the holde's option, to require the Company to repurchase all or any part of the holder's Notes, within 60 days of such event, at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

Proceeds from the placement of the Notes were used to repay balances under the Company's credit facilities (see above). At December 31, 1997, $216,000,000 principal amount of the Notes was outstanding.

4.  RECENTLY ISSUED ACCOUNTING STANDARDS

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

6.  CASH FLOW DISCLOSURES

Supplemental cash flow disclosures (in thousands) for the three months and six months ended December 31, 1997 and 1996 follows:

                                    Three months ended        Six months ended
                                        December 31,            December 31,
                                     1997         1996        1997         1996
                                    ------------------        -----------------
      Interest paid               $ 2,667       $2,243      $6,105       $2,929
      Taxes paid                    3,568            -       3,568            -

Supplemental non-cash investing and financing disclosures (in thousands) for the three and six months ended December 31, 1997 and 1996 follows:


                       Fair Value
                        of Issued     Assumption    Assumption   Acquisition of
                         Common           of           of           Property
                          Stock          Debt    Working Capital* and Equipment
                       -----------    ---------- --------------- --------------

 Three months ended
  December 31, 1996      $12,476        $2,354      $12,220         $ 37,450

 Six months ended
  December 31, 1996      $12,476        $2,354      $12,220         $ 37,450

 Three months ended
  December 31, 1997      $ 5,812        $3,391      $ 6,798         $101,612

 Six months ended
  December 31, 1997      $ 5,812        $7,655      $  (970)        $151,979

* - excluding current maturities of long-term debt.

7.  TREASURY STOCK

During the three months ended December 31, 1997, the Company purchased 416,666 shares of Common Stock. All shares were purchased at the then prevailing market prices. The purchased shares are accounted for as treasury stock on the Company's balance sheet under the treasury stock method of accounting.

8.  CHANGES APPROVED BY SHAREHOLDERS

At the Company's annual meeting of shareholders held on January 13, 1998, the Company's shareholders approved an increase in the Company's authorized capital stock from 25,000,000 shares, par value $.10 per share, to 100,000,000 shares, par value $.10 per share, and approved the adoption of the Company's 1997 Incentive Plan.

The Company's 1997 Incentive Plan is an amendment and restatement of the Company's 1995 Stock Option Plan and 1995 Outside Directors Stock Option Plan (collectively, the "Prior Plans"), which authorized the issuance of up to 1,400,000 shares of Common Stock to key employees, officers and directors of the Company, subject to the terms and conditions of options granted to such individuals. The 1997 Incentive Plan authorizes the granting of stock options and other stock-based incentive awards covering an aggregate of the greater of
(i) 3,000,000 shares of Common Stock or (ii) 10% of the number of shares of Common Stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of Common Stock from the previous calendar quarter; shall not result in a decrease in the Common Stock available for issuance under the Company's 1997 Incentive Plan. Presently, 3,000,000 shares of Common Stock are authorized under the 1997 Incentive Plan. Options previously granted under the Prior Plans were assumed and continued by the 1997 Incentive Plan.

As of January 13, 1998, options to purchase 2,306,224 shares of Common Stock are outstanding under the 1997 Incentive Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Current and Subsequent Events

During the six months ended December 31, 1997, the Company purchased the remaining 37% minority interest in Servicios and completed the acquisition of the following well servicing, trucking and drilling companies:

                  Patrick Well Service, Inc.
                  Kenting Holdings (Argentina) S.A.
                  Mosley Well Service, Inc.
                  Ram Oil Well Service, Inc. and Rowland Trucking Co. Inc. Waco Oil & Gas Co., Inc.
                  Landmark Fishing & Rental, Inc.
                  BRW Drilling, Inc.
                  Dunbar Well Service, Inc.
                  Frontier Well Service, Inc.
                  Big A Well Service Co., Sunco Trucking Co. and
                   Justice Supply Co., Inc.
                  GSI Trucking Company, Inc., Kahlden Production
                   Services, Inc. and McCurdy Well Service, Inc.
                  Jeter Service Co.
                  Win-Tex Drilling Co., Inc. and Win-Tex Trucking Corporation Wellcorps, L.L.C., White Rhino Drilling, Inc. and
                   S&R Cable, Inc.

These acquisitions (which are more fully described in Note 2 to the consolidated financial statements) involve 192 well service rigs (including six well service rigs in Argentina), 210 fluid hauling and other trucks and 28 drilling rigs (including three drilling rigs in Argentina). The total purchase price of these acquisitions totaled approximately $152 million, compromised of approximately $142 million in cash and 365,000 shares of Common Stock.

Subsequent to December 31, 1997 and through February 13, 1998, the Company has completed the acquisition of four well servicing companies and three contract drilling companies involving 99 well service rigs, 21 drilling rigs and 24 fluid hauling and other trucks. The total purchase price of these subsequent acquisitions aggregate approximately $63.4 million, compromised of approximately $60 million in cash and 200,000 shares of Common Stock.

These acquisitions were financed primarily through long-term debt borrowings (see Note 3 to the consolidated financial statements) and, to a lesser extent, through internally generated funds.

Including these recent acquisitions, as of February 13, 1998, the Company owns 820 oilfield servicing rigs, 628 oilfield fluid hauling and other trucks and 59 land drilling rigs. Management believes that, as of February 13, 1998, the Company's active well servicing and fluid hauling fleet is the largest active onshore fleet in the continental United States and is the second largest active fleet in Argentina. The Company operates in most major onshore oil and gas producing regions of the continental United States, with the exception of California, and provides a full range of drilling, completion, maintenance, workover and plugging and abandonment services for the oil and gas industry.

Impact of Declining Crude Oil Prices

During the quarter ended December 31, 1997, the posted price of West Texas intermediate crude oil (the"West Texas Crude Oil Price") fell from prices in excess of $20 per barrel to prices of less than $17 per barrel. From December 31, 1997 through February 13, 1998, the West Texas Crude Oil Price remained in the range of $15.50 to $17.50 per barrel. This decline in prices is thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, an announced increase in crude oil production quotas for OPEC countries and a possible decline in demand in certain Asian markets.

If such a decline in the West Texas Crude Oil Price worsens or persists for a protracted period, the Company's oilfield service and drilling operations would likely be affected by postponements of drilling commitments and delays in scheduled maintenance service for marginally producing wells which, in turn, could adversely effect the Company's service and drilling rig utilization rates, pricing structures, revenues, net income and cash flows from operations.

Growth Strategy

Historically, the domestic well servicing industry has been highly fragmented, characterized by a large number of smaller companies which have competed effectively on a local basis in terms of pricing and the quality of services offered. In recent years, however, many major and independent oil and gas companies have placed increasing emphasis not only on pricing, but also on the safety records and quality management systems of, and the breadth of services offered by, their vendors, including well servicing contractors. This market environment, which requires significant expenditures by smaller companies to meet these increasingly rigorous standards, has forced many smaller well servicing companies to sell their operations to larger competitors. As a result, the industry has seen high levels of consolidation among the competing contractors.

Over the past eighteen months, the Company has been the leading consolidator of this industry, completing 35 acquisitions of well servicing and drilling operations through December 31, 1997 and 42 such acquisitions through February 13, 1998. This consolidation has led to reduced fragmentation in the market and a more predictable demand for well services for the Company and its competitors. The Company's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses.

As a result of these and other factors, the Company has developed a growth strategy to:
               1. Identify, negotiate and consummate additional acquisitions of complementary well servicing operations, including rigs, trucking and other ancillary services;

               2. Fully integrate acquisitions into the Company's decentralized organizational structure and thereby attempt to maximize operating margins;

               3. Expand business lines and services offered by the Company in existing areas of operations; and,

               4. Extend the geographic scope and operating environments for the Company's operations.

If the current decline in the West Texas Crude Oil Price worsens or persists for a protracted period, the Company may curtail or halt its growth strategy until such time as prices reach more favorable ranges.

RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this report.

QUARTER ENDED DECEMBER 31, 1997 VERSUS THE QUARTER ENDED DECEMBER 31, 1996

Net Income

For the quarter ended December 31, 1997, the Company reported net income of $7,345,000 ($.40 per share - basic) as compared to $2,043,000 ($.19 per share - basic) for the quarter ended December 31, 1996, representing an increase of $5,302,000, or 260%. The increase in net income is primarily attributable to the Company's acquisitions completed between October 1, 1996 and December 31, 1997, increased service and drilling rig utilization rates and price increases.

Revenues

The Company's total revenues for the quarter ended December 31, 1997 increased by $73,476,000, or 203%, to $109,673,000 compared to $36,197,000 reported for the quarter ended December 31, 1996. The increase is primarily attributable to the Company's acquisitions of oilfield service and drilling rig companies (see
Note 2 to the consolidated financial statements), increased demand for oilfield service equipment and recent price increases for oilfield services. From October 1, 1996 through December 31, 1997, the Company has added 387 well servicing rigs, 413 fluid hauling trucks and 31 drilling rigs to its fleet.

Oilfield service revenues for the current quarter increased by $65,834,000, or 208%, to $97,542,000 compared to $31,708,000 reported for the quarter ended December 31, 1996. The increase is primarily attributable to recent acquisitions, increased demand for oilfield service equipment and recent price increases for oilfield services.

Drilling revenues for the quarter ended December 31, 1997 increased by $6,330,000, or 268%, to $8,689,000 compared to $2,359,000 reported for the quarter ended December 31, 1996. The increase is primarily attributable to recent drilling rig acquisitions, higher rig utilization and price increases.

Oil and gas revenues for the quarter ended December 31, 1997 decreased by $139,000, or 7%, to $1,949,000 compared to $2,088,000 reported for the quarter ended December 31, 1996. The decrease is primarily attributable to lower crude oil and natural gas prices.

Costs and Expenses and Operating Margins

The Company's total costs and expenses for the quarter ended December 31, 1997 increased by $64,651,000, or 195%, to $97,826,000 compared to $33,175,000 reported for the quarter ended December 31, 1996. The increase is directly attributable to increased operating costs and expenses associated with the Company's recent acquisitions.

Oilfield service expenses for the quarter ended December 31, 1997 increased by $45,288,000, or 196%, to $68,354,000 compared to $23,066,000 reported for the quarter ended December 31, 1996. Oilfield service margins (revenues less direct costs and expenses) increased for the quarter ended December 31, 1997 by $20,546,000, or 238%, to $29,188 compared to $8,642,000 for the quarter ended
December 31, 1996. Oilfield service margins as a percentage of oilfield service revenue for the quarters ended December 31, 1997 and 1996 was 30% and 27%, respectively. Such increases are due primarily to acquisitions, increased demand for oilfield services and increased operating efficiencies. In addition, the Company has continued to expand its services, offering higher margin ancillary services and equipment such as well fishing tools, blow-out preventers and frac tanks.

The Company's contract drilling costs and expenses for the quarter ended December 31, 1997 increased by $4,627,000, or 236%, to $6,590,000 compared to $1,963,000 for the quarter ended December 31, 1996. Oilfield drilling margins for the Company's drilling operations during the quarter ended December 31, 1997 increased by $1,703,000, or 430%, to $2,099,000 compared to $396,000 for the quarter ended December 31, 1996. Oilfield drilling margin as a percentage of oilfield drilling revenue for the quarters ended December 31, 1997 and 1996 was 24% and 17%, respectively. Such increases are attributable to the Company's recent acquisition of drilling rig companies and increased operating efficiencies.

There was no significant change in oil and gas production costs and expenses for the quarter ended December 31, 1997.

General and administrative expenses for the quarter ended December 31, 1997 increased by $6,635,000, or 180%, to $10,370,000 compared to $3,735,000 for the quarter ended December 31, 1996. The increase was primarily attributable to the Company's recent acquisitions and expanded services. General and administrative expenses as a percentage of total revenue decreased from 10.3% during the quarter ended December 31, 1996 to 9.5% for the quarter ended December 31, 1997.

Depreciation, depletion and amortization expense for the quarter ended December 31, 1997 increased by $5,398,000, or 230%, to $7,740,000 compared to $2,342,000 for the quarter ended December 31, 1996. The increase is directly related to the increase in property and equipment and long-term debt issuance cost incurred by the Company over the past eighteen months in conjunction with its acquisitions.

Interest expense for the quarter ended December 31, 1997 increased by $2,583,000, or 199%, to $3,879,000 compared to $1,296,000 for the quarter ended
December 31, 1996. The increase was primarily the result of increased indebtedness as a result of the Company's acquisition program.

Income tax expense for the quarter ended December 31, 1997 increased by $3,473,000, or 338%, to $4,502,000 compared to $1,029,000 for the quarter ended
December 31, 1996. The Company does not expect to have to pay the full amount of the income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carry-forwards.

Cash Flows

Net cash provided by operating activities for the quarter ended December 31, 1997 increased by $8,450,000, to $7,361,000 compared to the $1,089,000 used by operating activities for the quarter ended December 31, 1996. The increase is primarily attributable the acquisitions, increased service and drilling operating margins, increased service and drilling utilization rates, increased operating efficiencies and, to a lesser extent, increased prices for oilfield service and drilling.

Net cash used in investing activities for the quarter ended December 31, 1997 increased by $35,778,000, or 204%, to $53,298,000 compared to $17,520,000 used for the quarter ended December 31, 1996. This increase is primarily related to the Company's recent acquisitions.

Net cash provided by financing activities for the quarter ended December 31, 1997 increased by $39,717,000, or 371%, to $50,431,000 compared to $10,714,000 provided during the quarter ended December 31, 1996. The increase is primarily the result of the proceeds from long-term debt (see Note 3 to consolidated financial statements) and partially offset by the repayment of such debt.

SIX MONTHS ENDED DECEMBER 31, 1997 VERSUS THE SIX MONTHS ENDED DECEMBER 31, 1996

Net Income

For the six months ended December 31, 1997, the Company reported net income of $12,283,000 ($.76 per share - basic) as compared to $3,597,000 ($.34 per share -
basic) for the six months ended December 31, 1996, an increase of $8,686,000, or 241%. The increase in net income is primarily attributable to the Company's acquisitions completed between October 1, 1996 and December 31, 1997, increased service and drilling rig utilization rates, increased operational efficiencies and price increases.

Revenues

The Company's total revenues for the six months ended December 31, 1997 increased by $117,534, or 174%, to $185,193,000 compared to $67,659,000 for the six months ended December 31, 1996. The increase is attributable to the Company's recent acquisitions of oilfield service and drilling rig companies, increased utilization and higher prices for oilfield services.

Oilfield service revenues for the six months ended December 31, 1997 increased by $108,021,000, or 183%, to $167,040,000 compared to $59,019,000 reported for the six months ended December 31, 1996. The increase is primarily attributable to recent acquisitions, higher demand for oilfield service equipment and, to a lesser extent, from recent price increases for oilfield services.

Drilling revenues for the six months ended December 31, 1997 increased by $6,829,000, or 146%, to $11,512,000 compared to $4,683,000 reported for the six months ended December 31, 1996. The revenue increase is primarily attributable to recent drilling rig acquisitions, higher rig utilization and price increases.

Oil and gas revenues for the six months ended December 31, 1997 increased by $454,000, or 13%, to $4,067,000 compared to $3,613,000 for the six months ended December 31, 1996. The increase is directly attributable to increased oil and gas production as a result of the Company's oil and gas acquisitions for the fiscal year ended June 30, 1997 and was partially offset by lower crude oil and natural gas prices during the last three months of calendar 1997.

Costs and Expenses and Operating Margins

The Company's total costs and expenses for the six months ended December 31, 1997 increased by $103,274,000, or 166%, to $165,515,000 compared to $62,241,000 reported for the six months ended December 31, 1996. The increase is directly attributable to increased operating costs and expenses associated with the Company's recent acquisitions.

Oilfield service expenses for the six months ended December 31, 1997 increased by $73,826,000, or 173%, to $116,592,000 compared to $42,766,000 reported for the six months ended December 31, 1996. Oilfield service margins (revenues less direct costs and expenses) for the six months ended December 31, 1997 increased $34,195,000, or 210%, to $50,448, compared to $16,253,000 for the six months ended December 31, 1996. Oilfield service margins as a percentage of oilfield service revenues for the six months ended December 31, 1997 and 1996 was 30% and 28%, respectively. The increases in oilfield services expenses and margins are due primarily to acquisitions, increased demand for oilfield services, the Company's expansion of its ancillary oilfield services and equipment, such as well fishing tools, blowout preventers and well frac tanks, and increased operating efficiencies.

Drilling costs and expenses for the six months ended December 31, 1997 increased by $5,009,000, or 130%, to $8,853,000 compared to $3,844,000 for the six months ended December 31, 1996. Drilling margins during the six months ended December 31, 1997 increased by $1,820,000, or 217%, to $2,659,000 compared to $839,000 for the six months ended December 31, 1996. Oilfield drilling margin as a percentage of oilfield drilling revenue for the six months ended December 31, 1997 and 1996 was 23% and 18%, respectively. These increases are attributable to the Company's recent acquisition of drilling rig companies and increased rig utilization and operating efficiencies.

Oil and gas production cost for the six months ended December 31, 1997 increased by $545,000, or 42%, to $1,831,000 compared to $1,286,000 for the six months ended December 31, 1996. The increased costs were attributable to an increase in the number of producing oil and gas wells.

General and administrative expenses for the six months ended December 31, 1997 increased by $10,774,000, or 148%, to $18,036,000 compared to $7,262,000 for the six months ended December 31, 1996. The increase was primarily attributable to the Company's recent acquisitions and expanded services. General and administrative expenses as a percentage of total revenues for the six months ended December 31, 1997 and 1996 were 9.7% and 10.7%, respectively.

Depreciation, depletion and amortization expense for the six months ended December 31, 1997 increased by $8,449,000, or 190%, to $12,886,000 compared to
$4,437,000 for the six months ended December 31, 1996. The increase is directly related to the increase in property and equipment and long-term debt issuance costs incurred by the Company over the past eighteen months in conjunction with its acquisitions.

Interest expense for the six months ended December 31, 1997 increased by $4,671,000, or 177%, to $7,317,000 compared to $2,646,000 for the six months ended December 31, 1996. The increase was primarily the result of increased indebtedness as a result of the Company's acquisitions.

Income tax expense for the six months ended December 31, 1997 increased by $5,582,000, or 308%, to $7,395,000 compared to $1,813,000 for the six months ended December 31, 1996. The Company does not expect to have to pay the full amount of the income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carryforwards.

Cash Flows

Net cash provided by operating activities for the six months ended December 31, 1997 increased by $9,494,000, or 493%, to $11,421,000 compared to $1,927,000 for the six months ended December 31, 1996. The increase is primarily attributable to an increased service and drilling operating margin, increased service and drilling utilization rates, increased operating efficiencies created by the acquisitions and price increases for oilfield service and drilling.

Net cash used in investing activities for the six months ended December 31, 1997 increased by $164,087,000, or 779%, to $185,152,000 compared to $21,065,000 used for the six months ended December 31, 1996. This increase is primarily related to the Company's recent acquisitions.

Net cash provided by financing activities for the six months ended December 31, 1997 increased by $159,958,000, or 619%, to $185,797,000 compared to $25,839,000 provided during the six months ended December 31, 1996. The increase is primarily the result of the proceeds from long-term debt (see Note 3 to consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Company had cash of $53.8 million compared to $41.7 million at June 30, 1997 and $9.3 million at December 31, 1996. At December 31, 1997, the Company had working capital of $99.1 million compared to $60.2 million at June 30, 1997 and $17.1 million at December 31, 1996.

In addition to its on-going acquisition program, for fiscal 1998, the Company has projected $40 million of capital expenditures for improvements of existing service and drilling rig machinery and equipment, an increase of $23.4 million over the $16.6 million expended during fiscal 1997. Capital expenditures for service and drilling rig improvements for the six months ended December 31, 1997 and 1996 were $22.3 million and $6.5 million, respectively. The Company expects to finance these capital expenditures through internally generated operating cash flows.

The Company has projected $10.2 million of capital expenditures for oil and gas exploration for fiscal 1998 as compared to $8.2 million expended for fiscal 1997. For the six months ended December 31, 1997 and 1996, the Company expended $2.3 million and $1.3, respectively. Financing of these costs is expected to come from operations and available credit facilities.

The Company's primary capital resources are net cash provided by operations and proceeds from certain long-term debt facilities.

Long-Term Debt Facilities

On June 6, 1997, the Company entered into the Initial Credit Agreement with PNC, as administrative agent, and a syndication of other lenders pursuant to which the lenders provided a $255 million credit facility, consisting of a $120 million seven-year term loan and a $135 million five-year revolver. The interest rate on the term loan was LIBOR plus 2.75 percent. The interest rate on the revolver varied based on the LIBOR and the level of the Company's indebtedness. The Initial Credit Agreement contained certain restrictive covenants and required the Company to maintain certain financial ratios. On September 25, 1997, the Company repaid the term loan and a portion of the then outstanding amounts under the revolver applying the proceeds from the initial and second closings of the Company's private placement of $216 million of 5% Convertible Subordinated Notes (discussed below).

Effective November 6, 1997, the Company entered into the Amended Credit Agreement with PNC as administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. The maximum commitment decreases to $175 million on November 6, 2000 and to $125 million on November 6, 2001. The loan commitment terminates on November 6, 2002

Effective December 3, 1997, PNC completed the syndication of the Amended Credit Agreement and, in connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered into a First Amendment to the Amended and Restated Credit Agreement providing for, among other things, an increase in the maximum commitment from $200 million to $250 million.

At December 31, 1997, the principal balance of the Amended Credit Agreement, as amended, was $107 million and the unused credit facility aggregated approximately $143 million, with approximately $3 million reserved for existing letters of credit.

In July 1996, the Company completed a $52,000,000 private offering Debentures, pursuant to Rule 144A under the Securities Act. The Debentures are subordinate to the Company's senior indebtedness, which, as defined under the indenture pursuant to which the Debentures were issued, includes the borrowings under the Amended Credit Agreement, as amended. Interest on the Debentures is payable on January 1 and July 1 of each year.

As of December 31, 1997, $47,400,000 in principal amount of the Debentures had been converted into 5,062,369 shares of Common Stock at the option of the holders. The number of shares issued included 200,831 shares in excess of the number of shares issuable at the conversion price of $9.75 per share. These additional shares were issued by the Company to induce conversion. Such additional consideration was accounted for as an increase to the Company's equity. In addition, the proportional amount of debt issuance costs associated with the converted Debentures was accounted for as a decrease to the Company's equity. At December 31, 1997, $4,600,000 of Debentures remained outstanding.

On September 25, 1997, the Company completed an initial closing of its private placement of $200 million Notes. On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of Notes. The placements were made as private offerings pursuant to Rule 144A and Regulation S under the Securities Act. The Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the Notes were issued, includes the borrowings under the Amended Credit Agreement, as amended. Interest on the Notes is payable on March 15 and September 15, commencing March 15, 1998. The Notes are convertible, at the holder's option, into shares of Common Stock at a conversion price of $38.50 per share, subject to certain adjustments.

Proceeds from the placement of the Notes were used to repay balances under the Company's credit facilities (see above). At December 31, 1997, $216,000,000 principal amount of the Notes was outstanding.

Year 2000 Issue

The Company has made an assessment of its Year 2000 issues. The Company has determined that certain operating systems which the Company currently utilizes for its financial reporting will be adversely impacted by the year 2000. The Company is currently in the process of selecting a new operating system which will not be adversely impacted by the year 2000. Conversion to the new operating system is expected to begin on July 1, 1998 and be completed by June 30, 1999. The cost of the new operating system and conversion is not expected to be material to the Company's operations or financial condition.

       PART II - OTHER INFORMATION

       Item 1. Legal Proceedings.
                  None.

       Item 2. Changes in Securities and Use of Proceeds.

         (c) Recent Sales of Unregistered Securities:

               During the three months ended December 31, 1997, the Company effected the following sales of unregistered securities:

               Effective October 1, 1997, the Company issued 125,000 shares of Common Stock as part of the consideration paid in the acquisition by Key Four Corners, Inc., a wholly-owned subsidiary of the Company, of substantially all of the assets of Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc., each a closely held New Mexico corporation (collectively, the "Sellers"). The issuance of the Common Stock to the sole shareholder of the Sellers was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2), as a sale of securities not involving any public offering.

               Effective October 7, 1997, the Company issued $16 million in principal amount of its 5% Convertible Subordinated Notes due 2004 (the "Notes") pursuant to an over-allotment option exercised by McMahan Securities Co. L.P. and Lehman Brothers Inc., the initial purchasers in the Company's September 25, 1997 private placement of the Notes. The Notes are generally convertible at the holders' option at any time into shares of Common Stock at a conversion price of
          $38.50 per share. The issuance of the Notes was exempt from registration under the Securities Act because the sale of the Notes was only to qualified institutional buyers in compliance with rule 144A and outside the United States to persons other than U.S. persons in reliance on Regulation S of the Securities Act.

               Effective December 2, 1997, the Company agreed to issue 240,000 shares of Common Stock in connection with the purchase by WellTech Eastern, Inc., a wholly-owned subsidiary of the Company, of substantially all of the assets of White Rhino Drilling, Inc. ("White Rhino"), S&R Cable, Inc. ("S&R Cable") and Wellcorps, L.L.C. ("Wellcorps"). Of the 240,000 shares to be issued, 212,496 were issued to White Rhino and its designees, 72,240 of which were issued on December 2, 1997 and 140,256 of which were issued on January 2, 1998. The remaining 27,504 shares were issued to S&R Cable on January 2, 1998. The issuance of the Common Stock was exempt from registration under Section 4(2) of the Securities Act as a sale of securities not involving any public offering.

       Item 3. Defaults Upon Senior Securities.
                  None.

       Item 4. Submission of Matters to a Vote of Security Holders.
                  None

      Item 6. Exhibits and Reports on Form 8-K.

    (a) The following exhibits are filed as a part of the Form 10-Q:

     Number     Description

     10(a)
               Stock Purchase Agreement by and among Nabors Acquisition Corp IV, as Seller, Key Rocky Mountain, Inc., as Buyer, and Key Energy Group, Inc., dated July 31, 1997, (the "Gibson Stock Purchase Agreement") (incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

     10(b)
               Amendment One to the Gibson Stock Purchase Agreement, dated as of October 10, 1997 (incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038

     10(c)
               Asset Purchase Agreement among Key Four Corners, Inc., Key Energy Group, Inc., Coleman Oil & Gas Co., Big A Well Service Co., Sunco Trucking Co., Justis Supply Co., Inc. and George E. Coleman dated as of September 2, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated October 1, 1997, File No. 1-8038).

     10(d)
               Asset Purchase Agreement among WellTech Eastern, Inc. and McCurdy Well Service, Inc. effective as of October 3, 1997.

     10(e)
               Asset Purchase Agreement among WellTech Eastern, Inc. and GSI Trucking Company, Inc. effective as of October 3, 1997.

     10(f)
               Asset Purchase Agreement among WellTech Eastern, Inc. and Kahlden Production Services, Inc. effective as of October 3, 1997.

     10(g)
               Stock Purchase Agreement between WellTech Eastern, Inc. and Donald Jeter, effective as of November 11, 1997.

     10(h)
               Stock Purchase Agreement between Key Energy Drilling, Inc. and Robert C. Jones and Dana Lunette Jones, effective as of November 24, 1997.
     10(i)
               Asset Purchase Agreement among WellTech Eastern, Inc., Key Energy Group, Inc. and White Rhino Drilling, Inc. and Jeff Critchfield, effective as of December 2, 1997.

     10(j)
               Asset Purchase Agreement among WellTech Eastern, Inc., Key Energy Group, Inc., S&R Cable, Inc., Jeff Critchfield, Royce D. Thomas, Ronnie Shaw and Donald Tinker, effective as of December 2, 1997.

     10(k)
               Asset Purchase Agreement among WellTech Eastern, Inc., Wellcorps, L.L.C. and Jeff Critchfield, Terra Energy, Ltd. And Brian Fries, effective as of December 2, 1997.

     10(l)
               Stock Purchase Agreement between Key Energy Group, Inc., Key Energy Drilling, Inc. and Ronald M. Sitton and Frank R. Sitton, effective as of December 12, 1997.

     10(m)
               Asset Purchase Agreement between Brooks Well Servicing, Inc. and Sam F. McKee, Individually and d/b/a Circle M Vacuum Services, effective as of January 30, 1998.

     10(n)
               Stock Purchase Agreement between Key Energy Drilling, Inc. and Jack B. Loveless, Jim Mayfield and J.W. Miller, effective as of January 30, 1998.

     10(o)
               Asset Purchase Agreement between Key Four Corners, Inc. and Four Corners Drilling, R.L. Andes and W.E. Lang, effective as of January 30, 1998.

     10(p)
               Asset Purchase Agreement among Key Rocky Mountain, Inc., Updike Brothers, Inc. Employee Stock Ownership Retirement Plan and Trust, David W. Updike Trust, Dorothy A. Updike Trust, Dorothy R. Updike Trust, Mary E. Updike, Ralph O. Updike and Daniel Updike effective February 6, 1998.

     10(q)
               Asset Purchase Agreement among Brooks Well Servicing, Inc., Hot Oil Plus, Inc., Thomas N. Novosad, Jr. and Patricia Novosad effective January 29, 1998.

     10(r)
               Registration Rights Agreement among Key Energy Group, Inc., Lehman Brothers Inc., and McMahan Securities Co. L.P. dated as of September 25, 1997.

     10(s)
               Amended and Restated Credit Agreement among Key Energy Group, Inc and several other financial institutions dated November 6, 1997.

     10(t)
               First Amendment to the Amended and Restated Credit Agreement June 6, 1997, as amended and restated through November 6, 1997 dated December 3, 1997.

     27(a)    Statement - Financial Data Schedule

     (b) The following reports on Form 8-K were filed during the quarter ended December 31, 1997:

               The Company's Current Report on Form 8-K dated October 2, 1997, File No. 1-8038. The Report on Form 8-K concerned the Company's private placement pursuant to Rule 144A of $200 million 5% convertible subordinated notes.

               The Company's Current Report on Form 8-K/A-1 dated October 9, 1997, File No. 1-8038. The Report on Form 8-K/A-1 concerned the
          Company's private placement of an additional $16 million of 5% convertible subordinated notes pursuant to an over-allotment option exercised by the initial purchasers in the Company's private placement of $200 million 5% convertible subordinated notes pursuant to Rule 144A.

               The Company's Current Report on Form 8-K dated October 14, 1997, File No. 1-8038. The Report on Form 8-K concerned the appointment of David J. Brezzano to the Company's Board of Directors replacing Van D. Greenfield.

               The Company's Current Report on Form 8-K dated October 14, 1997, File No. 1-8038. The Report on Form 8-K concerned the Company's acquisition of substantially all of the assets of Big A Well Service Co., Sunco Trucking Co. and Justice Supply Co.

               The Company's Current Report on Form 8-K/A-1 dated November 17, 1997, File No. 1-8038. The Report on Form 8-K/A-1 was filed to include the financial statements of Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc., the stock purchases of which were reported on Form 8-K on September 1, 1997.

               The Company's Current Report on Form 8-K/A-1 dated December 15, 1997, File No. 1-8038. The Report on Form 8-K/A-1 was filed to include the financial statements of Big A Well Service Co., Sunco Trucking Co. and Justice Supply Co., the acquisition of whose assets was reported on Form 8-K on October 14, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    KEY ENERGY GROUP, INC.
                                                          (Registrant)



                                      By /s/ Francis D. John
       Dated: February 14, 1998       President and Chief Executive Officer

                                      By /s/ Stephen E. McGregor
       Dated: February 14, 1998       Chief Financial Officer