Form 10-Q
period 1998-03-31
KEY ENERGY GROUP INC
filed 1998-05-15
CIK 318996

_______________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


             Common Shares outstanding at May 13, 1998 - 18,327,390

                     _______________________________________

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                  Page

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets at
        March 31, 1998 (unaudited) and June 30, 1997               3

        Unaudited Consolidated Statements of Operations for the
        Three months and nine months ended March 31,
        1998 and 1997                                              4

        Unaudited Consolidated Statements of Cash Flows for the
        Three months and nine months ended March 31,
        1998 and 1997                                              5

        Notes to Unaudited Consolidated Financial Statements       6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       16


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                          25

Item 2. Changes in Securities and Use of Proceeds                  25

Item 3. Defaults Upon Senior Securities                            25

Item 4. Submission of Matters to a Vote of Security Holders        26

Item 5. Other Information                                          26

Item 6. Exhibits and Reports on Form 8-K                           27

Signatures                                                         28

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
               (In thousands, except share and per share amounts)

                                                      March 31,       June 30,
                                                        1998            1997
                                                     ----------       ---------
                                                     (Unaudited)
ASSETS
Current assets:
        Cash                                          $26,874          $41,704
        Accounts receivable, net                       85,629           45,230
        Inventories                                    14,781            5,171
        Prepaid expenses and other                      4,140            1,228
                                                     --------          -------
        Total current assets                          131,424           93,333

Property and equipment, at cost:
        Oilfield service equipment                    376,666          186,895
        Oilfield drilling equipment                    47,591            6,319
        Oil and gas properties, using the
         successful efforts accounting method          31,890           23,622
        Other property and equipment                   32,908           10,419
                                                     --------         --------
                                                      489,055          227,255
        Less accumulated depreciation and depletion    39,622           19,069
                                                     --------         --------
        Property and equipment, net                   449,433          208,186
                                                     --------         --------
Goodwill, net                                          43,024           16,387
Other assets                                           14,452            2,189
                                                     --------         --------
TOTAL ASSETS                                         $638,333         $320,095
                                                     ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Trade accounts payable                        $16,707          $15,339
        Other accrued liabilities                      23,583           12,507
        Accrued interest                                1,325            2,102
        Accrued income taxes                              326            1,664
        Deferred taxes                                     98              126
        Current portion of long-term debt               2,591            1,404
                                                     --------         --------
  Total current liabilities                            44,630           33,142

Long-term debt, net of current portion                356,043          172,763
Noncurrent accrued expenses                             5,365            4,017
Deferred taxes                                         85,333           35,738
Minority interest                                           -            1,256
Commitments and contingencies

Stockholders' Equity:
        Common stock, $0.10 par value per share;
         100,000,000 shares authorized,
         18,724,056 and 12,297,752 shares issued at
         March 31, 1998 and June 30, 1997,
         respectively                                  1,872             1,230
        Additional paid-in capital                   118,489            55,031
        Treasury stock, at cost; 416,666 shares
         and zero shares at March 31, 1998 and June
         June 30, 1997, respectivily                  (9,682)                -
        Retained earnings                             36,283            16,918
                                                    --------          --------
        Total Stockholders' Equity                   146,962            73,179
                                                    --------          --------
                                                    $638,333          $320,095
                                                    ========          ========


         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations (Unaudited)
                    (In thousands, except per share amounts)

                                     Three months ended      Nine months ended
                                          March 31,               March 31,
                                      1998        1997       1998         1997
Revenues:                          ---------------------   --------------------
        Oilfield services          $104,014     $38,308   $271,505     $97,327
        Oilfield drilling            14,078       2,414     25,590       7,097
        Oil and gas                   1,730       2,250      5,422       5,863
        Other, net                      902          78      3,201         422
                                   --------    --------   --------    --------
         Total revenues             120,724      43,050    305,718     110,709
                                   --------    --------   --------    --------
Costs and expenses:
        Oilfield services            72,222      26,502    188,814      69,268
        Oilfield drilling            10,434       2,061     19,287       5,905
        Oil and gas                     787         899      2,282       2,185
        General and administrative   11,774       4,914     29,947      12,176
        Depreciation, depletion
          and amortization            9,215       3,250     22,101       7,687
        Interest expense              5,063       1,861     12,380       4,507
                                   --------    --------   --------    --------
         Total costs and expenses   109,495      39,487    274,811     101,728
                                   --------    --------   --------    --------
Income before income taxes and
 minority interest                   11,229       3,563     30,907       8,981

Income tax provision                  4,147       1,207     11,542       3,020
Minority interest in income               -          (9)         -          (1)
                                   --------    --------   --------    --------
Net income                           $7,082      $2,365    $19,365      $5,962
                                   ========    ========   ========    ========


Net income per share:

        Basic                         $0.39       $0.20      $1.15       $0.54
        Diluted                       $0.35       $0.17      $0.97       $0.46


Weighted average shares outstanding:
        Basic                        18,295      11,612     16,843      10,961
        Diluted                      25,449      18,162      23,725     17,251














         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                    Three months ended       Nine months ended
                                        March 31,                March 31,
                                     1998        1997         1998        1997
                                    ------------------       ------------------
Cash flows from operating activities:

        Net income                  $7,082      $2,365      $19,365     $5,962
        Adjustments to reconcile
         net income to net cash
         provided by operating
         activities:
        Depreciation, depletion
         and amortization            9,215       3,250       22,101      7,687
        Deferred income taxes         (261)      1,207        3,809      3,020
        Minority interest in
         net income                      -          (9)           -         (1)

        Changes in assets and
         liabilities, net of effects
         from acquisitions:
           Accounts receivable      (2,062)     (3,462)      (6,396)    (7,135)
           Other current assets     (4,104)     (1,253)      (4,446)    (1,350)
           Accounts payable and
            accrued liabilities     (7,483)     (1,541)     (17,121)    (4,610)
           Accrued interest         (1,989)      1,158         (776)       875
           Other assets and
            liabilities              1,317         699       (3,400)      (107)
                                   -------    --------     --------    --------
Net cash provided by
(used in) operating activities       1,715       2,414       13,136       4,341
                                   -------    --------     --------    --------

Cash flows from investing activities:
   Property and equipment
    additions related to:
     Oilfield service operations    (9,965)     (3,108)    (28,927)     (9,057)
     Oilfield drilling operations   (1,593)       (485)     (4,966)     (1,076)
     Oil and gas operations         (1,815)     (1,623)     (4,080)     (2,639)
     Acquisitions of:
       Oilfield service operations,
        net of cash acquired       (24,654)     (8,494)   (159,314)    (21,722)
       Oilfield drilling operations,
        net of cash acquired       (15,216)          -     (37,082)          -
       Oil and gas operations,
        net of cash acquired             -           -        (600)       (281)
     Minority interest                   -           -      (3,426)          -
                                   -------     -------    --------     --------
Net cash used in
 investing activities              (53,243)    (13,710)   (238,395)    (34,775)
                                   -------     -------    --------     --------

Cash flows from financing activities:
   Principal payments on debt         (936)       (200)     (3,483)     (1,253)
   Repayment of long-term debt           -      (1,675)   (216,337)    (37,088)
   Borrowings under line of credit  25,000       1,980     224,000       3,287
   Purchase of treasury stock            -           -      (9,682)          -
   Proceeds from convertible
    subordinated debentures, net         -           -           -      50,440
   Proceeds from long-term
    commercial paper debt, net           -           -     208,500           -
   Procceds from other
    long-term debt                     568      15,000       2,267      25,500
   Proceeds from exercise of
    warrants                             -         375       4,222        375
   Proceeds from exercise
    stock options                        -           -         942         58
                                  --------    --------    --------   --------
Net cash provided by
 financing activities               24,632      15,480     210,429     41,319
                                  --------    --------    --------   ---------
Net increase (decrease)
 in cash                           (26,896)      4,184     (14,830)     10,885

Cash, beginning of period           53,770      10,912      41,704       4,211
                                  --------    --------    --------    --------
Cash, end of period                $26,874     $15,096     $26,874     $15,096
                                  ========    ========    ========    ========

         The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        KEY ENERGY GROUP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

1.  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements of Key Energy Group, Inc. (collectively with its subsidiaries, the "Company" or "Key") and its wholly-owned subsidiaries for the interim period as of March 31, 1998 and 1997, and for the three and nine months ended March 31, 1998 and 1997 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods. The results of operations for the three and nine months ended March 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year ended June 30, 1998. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements for the fiscal year ended June 30, 1997 included in the Company's 1997 Annual Report on Form 10-K.

Earnings  per Share

The Company implemented Statement of Financial Accounting Standards No. 128 ("SFAS 128") - Earnings per Share, for the quarter ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share ("EPS") with the presentation of basic EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. SFAS 128 has been applied retro-actively for each period presented. In accordance with SFAS 128, the reconciliation of the numerators and denominators for diluted EPS is presented below:

                                          Three MonthsEnded   Nine Months Ended
                                              March 31,           March  31,
                                           1998       1997     1998       1997
                                          -----------------   -----------------
Diluted EPS Computation:
 Numerator-
  Net Income                             $ 7,082    $ 2,365  $19,365    $ 5,962
  Effect of Dilutive Securities,
   Tax Effected:
     Convertible debt                      1,752        634    3,599      1,901
                                          ------     ------   ------     ------
                                         $ 8,834    $ 2,999  $22,964     $7,863
                                          ------     ------   ------     ------
 Denominator-
  Weighted Average Common
   Shares Outstanding                     18,295     11,612   16,843     10,961
  Warrants                                    74        411      199        309
  Stock Options                              997        806    1,357        648
  7% Convertible Subordinated Debentures     472      5,333    1,497      5,333
  5% Convertible Subordinated  Notes       5,610          -    3,829          -
                                          ------     ------   ------     ------
                                          25,449     18,162   23,725     17,251
                                          ------     ------   ------     ------
       Diluted EPS                        $ 0.35     $ 0.17   $ 0.97     $ 0.46

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

As of May 15, 1998, the Company owned a fleet of approximately 830 well service rigs, 700 oilfield fluid, haul and other trucks, and 63 land drilling rigs, including 16 well service rigs, 14 trucks and 6 drilling rigs in Argentina.

Acquisitions Completed During the Nine Months Ended March 31, 1998

The following acquisitions were completed during the nine months ended March 31, 1998. Except as otherwise noted, the results of operations from these acquisitions are included in the Company's results of operations for the applicable three months and nine months ended March 31, 1998. Each of the acquisitions was accounted for using the purchase method of accounting. Unless otherwise noted, the purchase prices specified below are based on cash paid and the value of the Company's common stock, par value $0.10 (the "Common Stock"), issued at the closing of the acquisitions (with the Common Stock being valued at the closing price on the closing date), and do not include any post-closing adjustments, if any, paid or to be paid based upon a re-calculation of the working capital of the acquired company as of the closing date.


Edwards Transport, Inc.

On March 27, 1998, the Company completed the acquisition of Edwards Transport, Inc. ("Edwards") for approximately $3.0 million in cash. Edwards operates fifteen vacuum and pump trucks in West Texas. The operating results of Edwards will be included in the Company's results of operations effective April 1, 1998.

Lundy Vacuum Service, Inc.

On March 3, 1998, the Company completed the acquisition of Lundy Vacuum Service, Inc. ("Lundy") for approximately $1.4 million in cash. Lundy operates eight vacuum trucks, other oilfield fluid hauling trucks and an oilfield construction site buisiness in East Texas. The operating results of Lundy will be included in the Company's results of operations effective March 3, 1998.

Lauffer Well Service, Inc.

On March 2, 1998, the Company completed the acquisition of the assets of Lauffer Well Service, Inc. ("Lauffer") for approximately $400,000 in cash. Lauffer operates four well service rigs in Kentucky. The operating results of Lauffer will be included in the Company's results of operations effective March 2, 1998.

Updike Brothers, Inc.

On February 6, 1998, the Company completed the acquisition of Updike Brothers, Inc. ("Updike") for approximately for approximately $10.6 million in cash. Updike operates 25 well service rigs in Wyoming. The operating results of Updike are included in the Company's results of operations effective February 6, 1998.

Four Corners Drilling Company

On February 4, 1998, the Company completed the acquisition of Four Corners Drilling Company ("Four Corners") for approximately $10.0 million in cash. Four Corners owns 12 drilling rigs in the four corners region of the Southwestern United States. The operating results of Four Corners are included in the Company's results of operations effective February 4, 1998.

Kingsley Enterprises, Inc. d/b/a Legacy Drilling Co.

On January 30, 1998, the Company completed the acquisition of Legacy Drilling Co. ("Legacy") for approximately $3.6 million in cash. Legacy operates four drilling rigs in the Permian Basin region of West Texas. The operating results of Legacy are included in the Company's results of operations effective February 1, 1998

Circle M Vacuum Services, Inc.

On January 30, 1998, the Company completed the acquisition of Circle M Vacuum Services, Inc. ("Circle M") for approximately $800,000 in cash. Circle M operates four vacuum trucks, trailers and a salt water disposal well in Southeast Texas. The operating results of Circle M are included in the Company's results of operations effective February 1, 1998

Hot Oil Plus, Inc.

On January 29, 1998, the Company completed the acquisition of Hot Oil Plus, Inc. ("Hot Oil Plus") for approximately $1.8 million in cash. Hot Oil Plus operates eight hot oil trucks, a pump truck and a steam heater in Southeast Texas. The operating results of Hot Oil Plus are included in the Company's results of operations effective February 1, 1998.

J.W. Gibson Well Service Company

On January 8, 1998, the Company completed the acquisition of J.W. Gibson Well Service Company ("Gibson") for approximately $25.5 million, consisting of $23.9 million in cash, 100,000 shares of Common Stock and warrants to acquire 265,000 shares of Common Stock at an exercise price of $18.00 per share, subject to certain adjustments.

Gibson operates 74 well service rigs and related equipment in eight states. From August 1, 1997 through the closing of the acquisition, the Company managed the operations of Gibson pursuant to an interim operating agreement. Under the operating agreement, the Company received a management fee equal to the operating income from Gibson's operations less $25,000 per month and received a one-time management fee of $300,000. The full operating results of Gibson are included in the Company's consolidated results of operations effective January 8, 1998.

Sitton Drilling Co.

On January 1, 1998, the Company completed the acquisition of Sitton Drilling Co. ("Sitton") for approximately $14.8 million, including $12.9 million in cash and 100,000 shares of Common Stock. Sitton operates five drilling rigs in the Permian Basin region of West Texas. The operating results of Sitton are included in the Company's results of operations effective January 1, 1998.

Wellcorps, L.L.C., White Rhino Drilling, Inc. and S&R Cable, Inc.

On December 2, 1997, the Company completed the acquisition of the assets of Wellcorps, L.L.C., White Rhino Drilling, Inc. and S&R Cable, Inc. (collectively the "Critchfield Assets") for approximately $8.5 million, consisting of $2.7 million in cash and 240,000 shares of Common Stock. The Critchfield Assets consist of five land drilling rigs, five well service rigs and other related equipment in Michigan. The operating results of Critchfield Assets are included in the Company's results of operations effective December 2, 1997.

Win-Tex Drilling Co., Inc. and Win-Tex Trucking Corporation

On November 24, 1997, the Company completed the acquisition of Win-Tex Drilling Co., Inc. and Win-Tex Trucking Corporation ("Win-Tex") for approximately $6.7 million in cash. Win-Tex operates six land drilling rigs, trucks, trailers and related equipment in West Texas. The operating results of Win-Tex are included in the Company's results of operations effective December 1, 1997.

Jeter Service Co.

On November 18, 1997, the Company completed the acquisition of Jeter Service Co. ("Jeter") for approximately $6.7 million in cash. Jeter operates 15 well service rigs, an oilfield supply store and an oilfield location construction/maintenance business with 15 trucks and other related equipment in Oklahoma. The operating results of Jeter are included in the Company's results of operations effective December 1, 1997.

GSI Trucking Company, Inc., Kahlden Production Services, Inc. and McCurdy Well Service, Inc.

On October 3, 1997, the Company acquired certain assets of GSI Trucking Company, Inc., Kahlden Production Services, Inc. and McCurdy Well Service, Inc. ("GSI, Kahlden and McCurdy") for approximately $1.6 million in cash. GSI, Kahlden and McCurdy operate 12 fluid and 5 equipment hauling trucks in Southeast Texas. The operating results of GSI, Kahlden and McCurdy are included in the Company's results of operations effective October 3, 1997.

Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc.

On October 1, 1997, the Company completed the acquisition of substantially all of the assets of Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc. (collectively "Big A/Sunco") for approximately $32.1 million, consisting of $28 million in cash and 125,000 shares of Common Stock. Big A/Sunco operates 25 well service rigs, four drilling rigs, 75 fluid hauling and other trucks, related equipment and a machine shop/supply store in the Four Corners region of the Southwestern United States. The operating results of Big A/Sunco are included in the Company's results of operations effective October 1, 1997.

Frontier Well Service, Inc.

On September 30, 1997, the Company completed the acquisition of Frontier Well Service, Inc. ("Frontier") for approximately $3.5 million in cash. Frontier operates 12 well service rigs and related equipment in Wyoming. The operating results of Frontier are included in the Company's results of operations effective October 1, 1997.

Dunbar Well Service, Inc.

On September 29, 1997, the Company completed the acquisition of Dunbar Well Service, Inc. ("Dunbar") for approximately $11.8 million in cash. Dunbar operates 38 well service rigs and related equipment in Wyoming. The operating results of Dunbar are included in the Company's results of operations effective October 1, 1997.

BRW Drilling, Inc.

On September 25, 1997, the Company completed the acquisition of BRW Drilling, Inc. ("BRW") for approximately $14.6 million in cash. BRW operates seven drilling rigs and related equipment in the Permian Basin region of West Texas and Eastern New Mexico. The operating results of BRW are included in the Company's results of operations effective October 1, 1997.

Landmark Fishing & Rental, Inc.

On September 16, 1997, the Company completed the acquisition of Landmark Fishing & Rental, Inc. ("Landmark") for approximately $3.3 million in cash. Landmark operates a rental tool business in Western Oklahoma and the Texas Panhandle. The operating results of Landmark are included in the Company's results of operations effective September 16, 1997.

Waco Oil & Gas Co., Inc.

On September 1, 1997, the Company completed the acquisition of certain assets of Waco Oil & Gas Co., Inc. ("Waco") for approximately $7.0 million in cash. The Waco assets included 12 well service rigs, three drilling rigs, 33 fluid hauling trucks and other trucks operated in West Virginia. Following the consummation of the acquisition, the three drilling rigs acquired from Waco were sold to an independent third party for $2.3 million in cash. No gain or loss was recognized in the sale of these rigs. The operating results of Waco are included in the Company's results of operations effective September 23, 1997.

Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc.

On September 1, 1997, the Company completed the acquisition of Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc. ("Ram/Rowland") for $21.5 million in cash. Ram/Rowland operates 17 well service rigs, 93 fluid hauling and other trucks, 290 frac tanks, three disposal and brine wells, and dirt construction equipment in the Permian Basin region of West Texas and Southeastern New Mexico. The operating results of Ram/Rowland are included in the Company's results of operations effective September 1, 1997.

Mosley Well Service, Inc.

On August 22, 1997, the Company completed the acquisition of Mosley Well Service, Inc., ("Mosley"), which operates 36 well service rigs and related equipment in East Texas, Northern Louisiana and Arkansas, for approximately $16.2 million in cash. The operating results of Mosley are included in the Company's results of operations effective August 22, 1997.

Kenting Holdings (Argentina) S.A.

On July 30, 1997, the Company completed the acquisition of Kenting Holdings (Argentina) S.A. ("Kenting") for approximately $10.1 million in cash. Kenting is the sole shareholder of Kenting Drilling (Argentina) S.A. which operates six well service rigs, three drilling rigs and related equipment in Argentina. The operating results of Kenting are included in the Company's results of operations effective August 1, 1997.

Patrick Well Service, Inc.

On July 17, 1997, the Company completed the acquisition of Patrick Well Service, Inc. ("Patrick") for approximately $7.0 million in cash. Patrick operates 29 well service rigs and related equipment in Southwest Kansas, Oklahoma and Southeast Colorado. The operating results of Patrick are included in the Company's results of operations effective August 1, 1997.

Servicios WellTech S.A.

On July 1, 1997, the Company purchased the remaining 37% minority interest in Servicios WellTech S.A. ("Servicios") from two unrelated parties for approximately $3.4 million in cash. As a result of the purchase, the Company now owns 100% of Servicios. The operating results of Servicios are included in the Company's results of operations effective July 17, 1997.

Acquisition Completed After March 31, 1998

The following acquisition was completed after March 31, 1998. The results of operations from this acquisition are not included in the Company's results of operations for the three and nine months ended March 31, 1998.

JPF Well Service, Inc. and JPF Lease Service, Inc.

On April 20, 1998, the Company completed the acquisition of JPF Well Service, Inc. and JPF Lease Service, Inc. (collectively, "JPF") for approximately $6.2 million in cash. JPF operates nine well service rigs and oilfield construction equipment in Southeast Texas.

3. LONG-TERM DEBT

At March 31, 1998, major components of the Company's long-term debt were as follows:

PNC Credit Agreement

On June 6, 1997, the Company entered into an agreement (the "Initial Credit Agreement") with PNC Bank, N.A. ("PNC"), as administrative agent, and a syndication of other lenders pursuant to which the lenders provided a $255 million credit facility, consisting of a $120 million seven-year term loan and a $135 million five-year revolver. The interest rate on the term loan was LIBOR plus 2.75 percent. The interest rate on the revolver varied based on LIBOR and the level of the Company's indebtedness. The Initial Credit Agreement contained certain restrictive covenants and required the Company to maintain certain financial ratios. On September 25, 1997, the Company repaid the term loan and a portion of the then outstanding amounts under the revolver by applying the proceeds from the initial and second closings of the Company's private placement of $216 million of 5% Convertible Subordinated Notes (discussed below).

Effective November 6, 1997, the Company entered into an Amended and Restated Credit Agreement with PNC (the "Amended Credit Agreement"), as administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. The maximum commitment decreases to $175 million on November 6, 2000 and to $125 million on November 6, 2001. The loan commitment terminates on November 6, 2002. Borrowings under the credit facility may be either (i) Eurodollar Loans with interest currently payable quarterly at LIBOR plus 1.25% subject to adjustment based on certain financial ratios, (ii) Base Rate Loans with interest payable quarterly at the greater of PNC Prime Rate or the Federal Funds Effective Rate plus 1/2%, or
(iii) a combination thereof, at the Company's option. The Amended Credit Agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios. A change of control of the Company, as defined in the Amended Credit Agreement, is an event of default. Borrowings under the Amended Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

Effective December 3, 1997, PNC completed the syndication of the Amended Credit Agreement. In connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered into a First Amendment to the Amended and Restated Credit Agreement providing for, among other things, an increase in the maximum commitment to $250 million from $200 million.

At March 31, 1998, the principal balance of the Amended Credit Agreement, as amended, was $132 million and the unused credit facility aggregated approximately $118 million, with approximately $3 million reserved for existing letters of credit.

7% Convertible Subordinated Debentures

In July 1996, the Company completed a $52,000,000 private offering of 7% Convertible Subordinated Debentures due 2003 (the "Debentures") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Debentures are subordinate to the Company's senior indebtedness, which as defined in the indenture pursuant to which the Debentures were issued includes the borrowings under the Amended Credit Agreement, as amended. Interest on the Debentures is payable on January 1 and July 1 of each year.

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

As of March 31, 1998, $47,400,000 in principal amount of the Debentures had been converted into 5,062,369 shares of Common Stock at the option of the holders. The number of shares issued included 200,831 shares in excess of the number of shares issuable at the conversion price of $9.75 per share. These additional shares were issued by the Company to induce conversion. Such additional consideration was accounted for as an increase to the Company's equity. In addition, the proportional amount of debt issuance costs associated with the converted Debentures was accounted for as a decrease to the Company's equity.

At March 31, 1998, $4,600,000 principal amount of the Debentures remained outstanding.

5% Convertible Subordinated Notes

On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of the Notes. The placements were made as private offerings pursuant to Rule 144A and Regulation S under the Securities Act. The Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the Notes were issued, includes the borrowings under the Amended Credit Agreement, as amended. Interest on the Notes is payable on March 15 and September 15 of each year. Interest of approximately $5.1 million was paid on March 15, 1998.

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

In the event of a change in control of the Company, as defined in the indenture under which the Notes were issued, each holder of Notes will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's Notes, within 60 days of such event, at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

Proceeds from the placement of the Notes were used to repay balances under the Company's credit facilities (see above). At March 31, 1998, $216,000,000 principal amount of the Notes was outstanding.

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

6. CASH FLOW DISCLOSURES

Supplemental cash flow disclosures (in thousands) for the three months and nine months ended March 31, 1998 and 1997 follows:

                          Three months ended               Nine months ended
                              March 31,                         March 31,
                         1998               1997           1998            1997
                        -----              -----          -----            -----
Interest paid          $ 5,402             $703          $11,507         $3,632
Taxes paid               5,036               -             8,604            -

Supplemental non-cash investing and financing disclosures (in thousands) for the three and nine months ended March 31, 1998 and 1997 follows:

                      Fair Value
                      of Issued     Assumption   Assumption    Acquisition of
                       Common          of           of            Property
                       Stock          Debt     Working Capital*  and Equipment
Three months ended
March 31, 1998         $4,025     $1,697        $ 10,625         $  63,165
                       ======     ======        ========         =========
Nine months ended
March 31, 1998         $17,366    $7,595        $ 11,500         $ 213,633
                       =======    ======        ========         =========
Three months ended
March 31, 1997         $ 4,496    $  695        $ (3,023)        $  34,229
                       =======    ======        =========        =========
Nine months ended
March 31, 1997         $ 16,905   $ 3,049       $(15,243)        $  71,679
                       ========   =======       =========        =========
* - excluding current maturities of long-term debt.

7. TREASURY STOCK

During the nine months ended March 31, 1998, the Company purchased 416,666 shares of Common Stock. All shares were purchased at the then prevailing market prices. The purchased shares are accounted for as treasury stock on the Company's balance sheet under the treasury stock method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

Current and Subsequent Events

During the nine months ended March 31, 1998, the Company purchased the remaining 37% minority interest in Servicios and completed the acquisition of the following well servicing, trucking, drilling and ancillary equipment companies:

Patrick Well Service, Inc.
Kenting Holdings (Argentina) S.A.
Mosley Well Service, Inc.
Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc.
Waco Oil & Gas Co., Inc.
Landmark Fishing & Rental, Inc.
BRW Drilling, Inc.
Dunbar Well Service, Inc.
Frontier Well Service, Inc.
Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc. GSI Trucking Company, Inc.
Kahlden Production Services, Inc.
McCurdy Well Service, Inc.
Jeter Service Co.
Win-Tex Drilling Co., Inc. and Win-Tex Trucking Corporation
Wellcorps, L.L.C., White Rhino Drilling, Inc. and S&R Cable, Inc.
Sitton Drilling Co.
J.W. Gibson Well Service Company
Hot Oil Plus, Inc.
Kingsley Enterprises, Inc. d/b/a Legacy Drilling Co.
Circle M Vacuum Services, Inc.
Four Corners Drilling Company
Updike Brothers, Inc.
Lauffer Well Service, Inc.
Lundy Vacuum Service  Inc.
Edwards Transport, Inc.

These acquisitions (which are more fully described in Note 2 to the unaudited consolidated financial statements) included 295 well service rigs (including six well service rigs in Argentina), 257 fluid hauling and other trucks and 49 drilling rigs (including three drilling rigs in Argentina). The total purchase price of these acquisitions totaled approximately $220 million, comprised of approximately $210 million in cash and 565,000 shares of Common Stock.

Subsequent to March 31, 1998 and through May 13, 1998, the Company completed the acquisition of JPF Well Service, Inc. and JPF Lease Service, Inc., related companies that operate nine well service rigs and engages in oilfield construction. The purchase price of this subsequent acquisition was approximately $6.2 million. This acquisition was financed through long-term debt borrowings (see Note 3 to the unaudited consolidated financial statements).

As of May 13, 1998, the Company owns approximately 830 oilfield servicing rigs, 700 oilfield fluid hauling and other trucks and 63 land drilling rigs. Management currently believes that the Company's active well servicing and fluid hauling fleet is the largest active onshore fleet in the continental United States and is the second largest active fleet in Argentina. The Company operates in most major onshore oil and gas producing regions of the continental United States, with the exception of California, and provides a full range of drilling, completion, maintenance, workover and plugging and abandonment services for the oil and gas industry.

Impact of Lower Crude Oil Prices

During the six months ended March 31, 1998, the posted price of West Texas intermediate crude oil (the "West Texas Crude Oil Price") fell from prices in excess of $20 per barrel to prices of less than $15 per barrel. From March 31, 1998 through May 13, 1998, the West Texas Crude Oil Price has remained in the range of $14.50 to $15.50 per barrel. This decline in prices is thought to be caused primarily by an oversupply of crude oil inventory created, in part, by an unusually warm winter in the United States and Europe, over production of crude oil from OPEC and non-OPEC countries and a decline in demand from Asian markets.

As the result of lower crude oil prices, the Company has experienced a reduction in well completion, workover and drilling activities. This reduction adversely impacted the Company's revenues, net income and cash flows from operations for the quarter ended March 31, 1998 and is expected to similarly impact the Company's results of operations until crude oil prices increase to a level substantially above the current prices and remain at such a price for an extended period of time.
Growth Strategy

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

Over the past twenty-one months, the Company has been the leading consolidator of this industry, completing 45 acquisitions of well servicing and drilling operations through March 31, 1998 and 46 such acquisitions through May 13, 1998. This consolidation has led to reduced fragmentation in the market and a more predictable demand for well services for the Company and its competitors. The Company's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses.

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

If the current decline in the West Texas Crude Oil Price worsens or persists for a protracted period, the Company may curtail or halt its growth strategy until such time as oil prices reach more favorable ranges.

RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes thereto appearing elsewhere in this report.


QUARTER ENDED MARCH 31, 1998 VERSUS QUARTER ENDED MARCH 31, 1997

Net Income

For the quarter ended March 31, 1998, the Company reported net income of $7,082,000 ($.39 per share - basic) as compared to $2,365,000 ($.20 per share - basic) for the quarter ended March 31, 1997, representing an increase of $4,717,000, or 199% (95% increase in basic earnings per share). The increase in net income is primarily attributable to the Company's acquisitions completed between April 1, 1997 and March 31, 1998, increased service and drilling rig utilization rates and price increases.

Revenues

The Company's total revenues for the quarter ended March 31, 1998 increased by $77,674,000, or 180%, to $120,724,000 compared to $43,050,000 reported for the quarter ended March 31, 1997. The increase is primarily attributable to the Company's acquisitions of oilfield service and drilling rig companies (see Note 2 to the consolidated financial statements), increased demand for oilfield service equipment and price increases for oilfield services. From October 1, 1996 through March 31, 1998, the Company added 490 well servicing rigs, 460 fluid hauling trucks and 52 drilling rigs to its fleet.

Oilfield service revenues for the current quarter increased by $65,706,000, or 172%, to $104,014,000 compared to $38,308,000 reported for the quarter ended March 31, 1997. The increase is primarily attributable to recent acquisitions, increased demand for oilfield service equipment and price increases for oilfield services.

Drilling revenues for the quarter ended March 31, 1998 increased by $11,664,000, or 483%, to $14,078,000 compared to $2,414,000 reported for the quarter ended March 31, 1997. The increase is primarily attributable to recent contract drilling acquisitions, higher utilization and price increases.

Oil and gas revenues for the quarter ended March 31, 1998 decreased by $520,000, or 23%, to $1,730,000 compared to $2,250,000 reported for the quarter ended March 31, 1997. The decrease is primarily attributable to lower crude oil prices.

Costs and Expenses and Operating Margins

The Company's total costs and expenses for the quarter ended March 31, 1998 increased by $70,008,000, or 177%, to $109,495,000 compared to $39,487,000 reported for the quarter ended March 31, 1997. The increase is directly attributable to increased operating costs and expenses associated with the Company's recent acquisitions.

Oilfield service expenses for the quarter ended March 31, 1998 increased by $45,720,000, or 173%, to $72,222,000 compared to $26,502,000 reported for the quarter ended March 31, 1997. Oilfield service margins (revenues less direct costs and expenses) increased for the quarter ended March 31, 1998 by $19,986,000, or 169%, to $31,792,000 compared to $11,806,000 for the quarter ended March 31, 1997. Oilfield service margins as a percentage of oilfield service revenue for the quarters ended March 31, 1998 and 1997 was 31% and 31%, respectively. In addition, the Company has continued to expand its services, offering higher margin ancillary services and equipment such as well fishing tools, blow-out preventors and frac tanks.

The Company's contract drilling costs and expenses for the quarter ended March 31, 1998 increased by $8,373,000, or 406%, to $10,434,000 compared to $2,061,000 for the quarter ended March 31, 1997. Oilfield drilling margins for the Company's drilling operations during the quarter ended March 31, 1998 increased by $3,291,000, or 932%, to $3,644,000 compared to $353,000 for the quarter ended March 31, 1997. Oilfield drilling margin as a percentage of oilfield drilling revenue for the quarters ended March 31, 1998 and 1997 was 26% and 15%, respectively. Such increases are attributable to the Company's recent acquisitions of contract drilling companies, increased activity and operating efficiencies.

There was no significant change in oil and gas production costs and expenses for the quarter ended March 31, 1998.

General and administrative expenses for the quarter ended March 31, 1998 increased by $6,860,000, or 140%, to $11,774,000 compared to $4,914,000 for the quarter ended March 31, 1997. The increase was primarily attributable to the Company's recent acquisitions and expanded services. General and administrative expenses as a percentage of total revenue decreased from 11% during the quarter ended March 31, 1997 to 10% for the quarter ended March 31, 1998.

Depreciation, depletion and amortization expense for the quarter ended March 31, 1998 increased by $5,965,000, or 184%, to $9,215,000 compared to $3,250,000 for the quarter ended March 31, 1997. The increase is directly related to the increase in property and equipment, increased goodwill, and long-term debt issuance cost incurred by the Company over the past eighteen months in conjunction with its acquisitions.

Interest expense for the quarter ended March 31, 1998 increased by $3,202,000, or 172%, to $5,063,000 compared to $1,861,000 for the quarter ended March 31, 1997. The increase was primarily the result of increased indebtedness as a result of the Company's acquisition program.

Income tax expense for the quarter ended March 31, 1998 increased by $2,940,000, or 244%, to $4,147,000 compared to $1,207,000 for the quarter ended March 31, 1997. The Company does not expect to have to pay the full amount of the income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carry-forwards.

Cash Flows

Net cash provided by operating activities for the quarter ended March 31, 1998 decreased by $699,000 or 29%, to $1,715,000 compared to the $2,414,000 used by operating activities for the quarter ended March 31, 1997. The decrease is primarily attributable to interest paid in the current quarter, an increase in accounts receivable and a decrease in accounts payable, net of current quarter acquisitions.

Net cash used in investing activities for the quarter ended March 31, 1998 increased by $39,533,000, or 288%, to $53,243,000 compared to $13,710,000 used for the quarter ended March 31, 1997. This increase is primarily related to the Company's recent acquisitions.

Net cash provided by financing activities for the quarter ended March 31, 1998 increased by $9,152,000 or 59%, to $24,632,000 compared to $15,480,000 provided during the quarter ended March 31, 1997. The increase is primarily the result of the proceeds from long-term debt (see Note 3 to consolidated financial statements.

NINE MONTHS ENDED MARCH 31, 1998 VERSUS NINE MONTHS ENDED MARCH 31, 1997

Net Income

For the nine months ended March 31, 1998, the Company reported net income of $19,365,000 ($1.15 per share - basic) as compared to $5,962,000 ($.54 per share
- basic) for the nine months ended March 31, 1997, an increase of $13,403,000, or 225%. The increase in net income is primarily attributable to the Company's acquisitions completed between April 1, 1997 and March 31, 1998, increased service and drilling rig utilization rates, increased operational efficiencies and price increases.

Revenues

The Company's total revenues for the nine months ended March 31, 1998 increased by $195,009,000 or 176%, to $305,718,000 compared to $110,709,000 for the nine months ended March 31, 1997. The increase is attributable to the Company's recent acquisitions of oilfield service and drilling rig companies, increased utilization and higher prices for oilfield services.

Oilfield service revenues for the nine months ended March 31, 1998 increased by $174,178,000, or 179%, to $271,505,000 compared to $97,327,000 reported for the nine months ended March 31, 1997. The increase is primarily attributable to recent acquisitions, higher demand for oilfield service equipment and, to a lesser extent, from recent price increases for oilfield services.

Drilling revenues for the nine months ended March 31, 1998 increased by $18,493,000, or 261%, to $25,590,000 compared to $7,097,000 reported for the nine months ended March 31, 1997. The revenue increase is primarily attributable to recent contract drilling acquisitions, higher rig utilization and price increases.

Oil and gas revenues for the nine months ended March 31, 1998 decreased by $441,000, or 8%, to $5,422,000 compared to $5,863,000 for the nine months ended March 31, 1997. The decrease is primarily attributable to lower crude oil prices.

Costs and Expenses and Operating Margins

The Company's total costs and expenses for the nine months ended March 31, 1998 increased by $173,083,000, or 170%, to $274,811,000 compared to $101,728,000 reported for the nine months ended March 31, 1997. The increase is directly attributable to increased operating costs and expenses associated with the Company's recent acquisitions.

Oilfield service expenses for the nine months ended March 31, 1998 increased by $119,546,000, or 173%, to $188,814,000 compared to $69,268,000 reported for the nine months ended March 31, 1997. Oilfield service margins (revenues less direct costs and expenses) for the nine months ended March 31, 1998 increased $54,632,000, or 195%, to $82,691,000 compared to $28,059,000 for the nine months ended March 31, 1997. Oilfield service margins as a percentage of oilfield service revenues for the nine months ended March 31, 1998 and 1997 was 30% and 29%, respectively. The increases in oilfield services expenses and margins are due primarily to acquisitions, increased demand for oilfield services, the Company's expansion of its ancillary oilfield services and equipment, such as well fishing tools, blowout preventers and frac tanks, and increased operating efficiencies.

Drilling costs and expenses for the nine months ended March 31, 1998 increased by $13,382,000, or 227%, to $19,287,000 compared to $5,905,000 for the nine months ended March 31, 1997. Drilling margins during the nine months ended March 31, 1998 increased by $5,111,000, or 429%, to $6,303,000 compared to $1,192,000 for the nine months ended March 31, 1997. Oilfield drilling margin as a percentage of oilfield drilling revenue for the nine months ended March 31, 1998 and 1997 was 25% and 17%, respectively. These increases are attributable to the Company's recent acquisitions of contract drilling companies and increased activity and operating efficiencies.

There was no significant change in oil and gas production costs and expenses for nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997.

General and administrative expenses for the nine months ended March 31, 1998 increased by $17,771,000, or 146%, to $29,947,000 compared to $12,176,000 for nine months ended March 31, 1997. The increase was primarily attributable to the Company's recent acquisitions and expanded services. General and administrative expenses as a percentage of total revenues for the nine months ended March 31, 1998 and 1997 were 10% and 11%, respectively.

Depreciation, depletion and amortization expense for the nine months ended March 31, 1998 increased by $14,414,000, or 188%, to $22,101,000 compared to
$7,687,000 for the nine months ended March 31, 1997. The increase is directly related to the increase in property and equipment, increased goodwill and long-term debt issuance costs incurred by the Company over the past two years in conjunction with its acquisitions.

Interest expense for the nine months ended March 31, 1998 increased by $7,873,000, or 175%, to $12,380,000 compared to $4,507,000 for the nine months ended March 31, 1997. The increase was primarily the result of increased indebtedness as a result of the Company's acquisitions.

Income tax expense for the nine months ended March 31, 1998 increased by $8,522,000, or 282%, to $11,542,000 compared to $3,020,000 for the nine months ended March 31, 1997. The Company does not expect to have to pay the full amount of the income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carryforwards.

Cash Flows

Net cash provided by operating activities for the nine months ended March 31, 1998 increased by $8,795,000 or 203%, to $13,136,000 compared to $4,341,000 for the nine months ended March 31, 1997. The increase is primarily attributable to an increased service and drilling operating margin, increased service and drilling utilization rates, increased operating efficiencies created by the acquisitions and price increases for oilfield service and drilling.

Net cash used in investing activities for the nine months ended March 31, 1998 increased by $203,620,000, or 586%, to $238,395,000 compared to $34,775,000 used for the nine months ended March 31, 1997. This increase is primarily related to the Company's recent acquisitions.

Net cash provided by financing activities for the nine months ended March 31, 1998 increased by $169,110,000, or 409%, to $210,429,000 compared to $41,319,000 provided during the nine months ended March 31, 1997. The increase is primarily the result of the proceeds from long-term debt (see Note 3 to consolidated financial statements), partially offset by the repayment of debt.

LIQUIDITY, CAPITAL COMMITMENTS AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash of $26.9 million compared to $41.7 million at June 30, 1997 and $11.5 million at March 31, 1997. At March 31, 1998, the Company had working capital of $86.8 million compared to $60.2 million at June 30, 1997 and $22.0 million at March 31, 1997.

In addition to its on going acquisition program, for fiscal 1998, the Company has projected $40 million of capital expenditures for improvements of existing service and drilling rig machinery and equipment, an increase of $23.4 million over the $16.6 million expended during fiscal 1997. The Company expects to finance these capital expenditures through internally generated operating cash flows. Capital expenditures for service and drilling rig improvements for the nine months ended March 31, 1998 and 1997 were $11.6 million and $3.6 million, respectively.

The Company has projected $10.2 million of capital expenditures for oil and gas development for fiscal 1998 as compared to $8.2 million expended for fiscal 1997. Financing of these costs is expected to come from operations and available credit facilities. For the nine months ended March 31, 1998 and 1997, the Company expended $4.1 million and $2.6 million, respectively.

The Company's primary capital resources are net cash provided by operations and proceeds from certain long-term debt facilities.

Long-Term Debt Facilities

On June 6, 1997, the Company entered into an agreement (the "Initial Credit Agreement") with PNC Bank, N.A. ("PNC"), as administrative agent, and a syndication of other lenders pursuant to which the lenders provided a $255 million credit facility, consisting of a $120 million seven-year term loan and a $135 million five-year revolver. The interest rate on the term loan was LIBOR plus 2.75 percent. The interest rate on the revolver varied based on LIBOR and the level of the Company's indebtedness. The Initial Credit Agreement contained certain restrictive covenants and required the Company to maintain certain financial ratios. On September 25, 1997, the Company repaid the term loan and a portion of the then outstanding amounts under the revolver by applying the proceeds from the initial and second closings of the Company's private placement of $216 million of 5% Convertible Subordinated Notes (discussed below).

Effective November 6, 1997, the Company entered into an Amended and Restated Credit Agreement with PNC (the "Amended Credit Agreement"), as administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. The maximum commitment decreases to $175 million on November 6, 2000 and to $125 million on November 6, 2001. The loan commitment terminates on November 6, 2002

Effective December 3, 1997, PNC completed the syndication of the Amended Credit Agreement. In connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered into a First Amendment to the Amended and Restated Credit Agreement providing for, among other things, an increase in the maximum commitment from $200 million to $250 million.

At March 31, 1998, the principal balance of the Amended Credit Agreement, as amended, was $132 million and the unused credit facility aggregated approximately $118 million, with approximately $3 million reserved for existing letters of credit.

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

As of March 31, 1998, $47,400,000 in principal amount of the Debentures had been converted into 5,062,369 shares of Common Stock at the option of the holders. The number of shares issued included 200,831 shares in excess of the number of shares issuable at the conversion price of $9.75 per share. These additional shares were issued by the Company to induce conversion. Such additional consideration was accounted for as an increase to the Company's equity. In addition, the proportional amount of debt issuance costs associated with the converted Debentures was accounted for as a decrease to the Company's equity. At March 31, 1998, $4,600,000 principal amount of the Debentures remained outstanding.

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

Proceeds from the placement of the Notes were used to repay balances under the Company's credit facilities (see above). At March 31, 1998, $216,000,000 principal amount of the Notes was outstanding.

Year 2000 Issue

As a result of the acquisitions completed by the Company over the past twenty-one months, the Company currently utilizes several management information systems in connection with its business operations and financial reporting process. The Company has made an assessment of its Year 2000 issues, and has determined that many of these management information systems would be adversely impacted by the arrival of the Year 2000.

For operational efficiency, the Company had previously determined to implement a new integrated management information system to replace the systems currently utilized by it. Since the new system will be designed to be year 2000 compliant, management expects that a collateral benefit of it will be to prevent adverse impacts that may result from the arrival of the year 2000. The implementation of the new management information system began in May 1998 and is expected to be completed by July 1999.

The Company does not expect the amounts required to be expensed for the new integrated management information system over the next year to have a material effect on its financial position or results of operations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

(a) See the disclosure set forth in Item 4 below with respect to the amendment to the Company's Amended and Restated Articles of Incorporation below, which is incorporated herein by reference.


(c)  Recent Sales of Unregistered Securities:

During the three months ended March 31, 1998, the Company effected the following sales of unregistered securities:

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

Effective January 5, 1998, the Company issued 100,000 shares of Common Stock as partial consideration in connection with the purchase by Key Energy Drilling, a wholly-owned subsidiary of the Company, of substantially all the capital stock of Sitton Drilling Co. The issuance of the Common Stock was exempt from registration under Section 4(2) of the Securities Act as a sale of securities not involving any public offering.

Effective January 8, 1998, the Company issued 100,000 shares of Common Stock as partial consideration in connection with the purchase by Key Rocky Mountain, a wholly-owned subsidiary of the Company, of substantially all the capital stock of J.W. Gibson Well Service Company. The issuance of the Common Stock was exempt from registration under Section 4(2) of the Securities Act as a sale of securities not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 13, 1998, a meeting of the holders of Common Stock was held to elect the Company's Board of Directors and to vote on certain other matters. Only the holders of record as of the close of business on November 14, 1997 (the "Record Date") were entitled to notice of and to vote at the meeting and at any adjournment thereof. On the Record Date, the outstanding number of shares entitled to vote consisted of 18,087,455 shares of Common Stock. The shareholders took the following actions at the meeting:

1. Elected the following six Directors, with the votes indicated opposite each director's name:

                              For              Against              Abstain

Francis D. John             17,265,527          397,505                 0

Kevin  P. Collins           17,253,927          409,105                 0

William Manly               17,265,587          397,445                 0

W. Phillip Marcum           17,253,927          409,105                 0

David J. Breazzano          17,262,484          400,548                 0

Morton Wolkowitz            17,265,593          397,439                 0

2. Approved the amendment to the Company's Amended and Restated Articles of Incorporation to increase the authorized shares of capital stock, par value $0.10 per share, from 25,000,000 shares to 100,000,000 shares authorized to be issued. The vote was 16,582,418 for and 719,218 against, with 177,321 abstentions and 184,075 broker non-votes.

3. Approved the adoption of the Key Energy Group, Inc. 1997 Incentive Plan. The vote was 7,571,692 for and 6,086,129 against, with 175,142 abstentions and 3,830,069 broker non-votes.

Item 5.  Other Information.

Pursuant to a Registration Statement on Form 8-A that became effective on March 31, 1998, shares of Common Stock were listed for trading on the New York Stock Exchange ("NYSE"). Trading in the Common Stock on the NYSE commenced at the opening of business on April 6, 1998. Concurrently therewith trading in the Common Stock was suspended on the American Stock Exchange ("ASE"). The Company has filed an application for withdrawal from listing of its Common Stock with the ASE, which is currently pending.

This Quarterly Report on Form 10-Q may contain statements which constitute or contain "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995 (the "Act") or by the Securities and Exchange Commission in its rules, regulations or releases. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives, capital expenditures and beliefs of management for future operations are forward-looking statements. Although the Company believes the expectations and beliefs reflected in such forward looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. The Company cautions investors that any such forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Important factors that could cause actual results to differ materially from the Company's expectations are discussed in the Company's Registration Statement on Form S-3 under the Securities Act of 1933, File No. 333-44677 (filed with the Commission on January 22, 1998), under the caption "Risk Factors."

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as a part of the Form 10-Q:

    Number   Description

     3(a) Amendment to the Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 000-22665, and incorporated here in by reference).

     10(a) Asset Purchase Agreement among Brooks Well Servicing, Inc., Lundy Vacuum Service, Inc. and Peyton E. Lundy effective March 3, 1998.

     10(b) Asset Purchase Agreement among Yale E. Key, Inc., Edwards Transport, Inc. and Tom Nations effective March 26, 1998.

     10(c) Asset Purchase Agreement among Brooks Well Servicing, Inc. and JPF Well Service Inc., effective April 20, 1998.

     10(d) Asset Purchase Agreement among Brooks Well Servicing, Inc. and JPF Lease Service Inc., effective April 20, 1998.

     10(e) Employment Agreement dated December 5, 1997 by and between Stephen E. McGregor and the Company.

     27(a)  Statement - Financial Data Schedule

     99 Form 8-A of the Company for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, File No. 001-08038 incorporated by reference.

(b) The following report on Form 8-K was filed during the quarter ended March 31, 1998:

The Company's Current Report on Form 8-K dated February 2, 1998, File No. 001-08038. The Report on Form 8-K concerned the increase of authorized capital stock from 25,000,000 to 100,000,000 shares of Common Stock, par value $.10 per share.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KEY ENERGY GROUP, INC.
                                                    (Registrant)


                                       By /s/ Francis D. John
Dated: May 15, 1998                    President and Chief Executive Officer

                                       By /s/ Stephen E. McGregor
Dated: May 15, 1998                    Chief Financial Officer

                                       By /s/ Danny R.Evatt
Dated: May 15, 1998                    Chief Accounting Officer