Form 10-K
period 1998-06-30
KEY ENERGY GROUP INC
filed 1998-09-28
CIK 318996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 1998

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

       Registrant's telephone number, including area code: (732) 247-4822

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          Title of Each Class Name of Each Exchange on Which Registered
              Common Stock, $.10 par value New York Stock Exchange
              7% Convertible Subordinated Debentures Due 2003 None
                 5% Convertible Subordinated Notes Due 2004 None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of September 11, 1998 was approximately $154,884,755.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

           Common Shares outstanding at September 11, 1998: 18,284,048

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

                     Key Energy Group, Inc. and Subsidiaries

                                      INDEX


         PART I.


         Item 1. Business.                                     3

         Item 2. Properties.                                   8

         Item 3. Legal Proceedings.                            9

         Item 4. Submission of Matters to a Vote of
                 Security Holders.                             9

         PART  II.

         Item 5. Market for the Registrant's Common Equity
                 and Related Stockholder Matters.              10

         Item 6. Selected Financial Data.                      11

         Item 7. Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operation.                                    12

         Item 8. Financial Statements and Supplementary Data.  19

         Item 9. Changes in and Disagreements With
                 Accountants on Accounting and
                 Financial Disclosure.                         51

         PART  III.

         Item 10. Directors and Executive Officers of
                  the Registrant.                              51

         Item 11. Executive Compensation.                      51

         Item 12. Security Ownership of Certain Beneficial
                  Owners and Management.                       51

         Item 13. Certain Relationships and Related
                  Transactions.                                51

         PART IV.

         Item 14. Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                      52

Key Energy Group, Inc. and Subsidiaries

PART I.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K under "Item 1. Business", "Item 3. Legal Proceedings", "Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations", and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of Key Energy Group, Inc. (the "Company" or "Key") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the volatility of oil and gas prices, the availability of capital resources, operating hazards and uninsured risks, competition, and the ability of the Company to implement its business strategy.ITEM 1. BUSINESS.

The Company

Key Energy Group, Inc. (the "Company" or "Key") is the largest provider of onshore oil and gas well services in the United States and second largest in Argentina. As of June 30, 1998, the Company operated a fleet of 803 well service rigs, 733 oilfield trucks, and 70 drilling rigs (including 16 well service rigs, 28 oilfield trucks, and six drilling rigs in Argentina). As of June 30, 1998,
Key's well service and oilfield truck fleets were the largest fleets, respectively, onshore the continental United States and the Company operated in all major onshore oil and gas producing regions of the continental United States, other than California and in Argentina. Including the consummation of the subsequent acquisitions of Dawson Production Services, Inc. ("Dawson") and the other well servicing companies referred to in "Subsequent Events" below, the Company also operates in California and in the inland waters of the Gulf of Mexico. Including completion of the subsequent acquisitions, the Company operates a fleet of approximately 1,423 well service rigs, 1,121 oilfield trucks, and 71 drilling rigs (including 20 well service rigs, 28 oilfield trucks and six drilling rigs in Argentina). After the subsequent acquisitions, the Company is the world's largest provider of well service rigs.

The Company generally provides a full range of maintenance and workover services to major and independent oil and gas companies in all of its operating regions. In addition to maintenance and workover services, Key also provides services which include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include oil field fluid transportation, storage and disposal services, frac tank rentals, fishing and rental tools, wireline services, air drilling, hot oiling and following the Dawson acquisition, production testing services. In addition, the Company is engaged in contract drilling in several oil and gas producing regions of the continental United States and Argentina, and owns and produces oil and natural gas in the Permian Basin and Texas Panhandle.

As of June 30, 1998, the Company conducted operations through eight directly or indirectly wholly-owned subsidiaries; Yale E. Key, Inc. ("Yale E. Key");
WellTech Eastern, Inc. ("WellTech Eastern"); WellTech Mid-Continent, Inc. ("WellTech Mid-Continent"); Odessa Exploration Incorporated ("Odessa Exploration"); Brooks Well Servicing, Inc. ("Brooks""); Key Four Corners, Inc. ("Key Four Corners"); Key Rocky Mountain, Inc. ("Key Rocky Mountain") and Key Energy Drilling, Inc. ("Key Energy Drilling"). In addition, Key operates in Argentina through its wholly-owned subsidiary, Servicios WellTech, S.A. ("Servicios"). Yale E. Key, WellTech Eastern, WellTech Mid-Continent, Brooks, Key Four Corners, Key Rocky Mountain and Servicios provide oil and gas well services. In addition, WellTech Eastern, Key Four Corners, Servicios and Key Energy Drilling provide contract oil and gas well drilling services. Odessa Exploration is engaged in the production of oil and natural gas.
Subsequent Events

On September 15, 1998, Midland Acquisition Corporation ("Midland"), a New Jersey corporation and a wholly-owned subsidiary of the Company, completed its cash tender offer (the "Tender Offer") for all outstanding shares of common stock, par value $0.01 per share (the "Dawson Shares"), including the associated common stock purchase rights, of Dawson at a price of $17.50 per Dawson Share. The Tender Offer expired at 8:30 a.m., New York City Time, on Tuesday, September 15, 1998. Midland accepted for payment 10,021,601 Dawson Shares for a total purchase price of approximately $175.4 million. The acceptance of tendered Dawson Shares, together with Dawson Shares previously owned by Midland and the Company prior to the commencement of the Tender Offer resulted in Midland and the Company acquiring approximately 97.0% of the outstanding Dawson Shares. The purchase price for Dawson Shares pursuant to the Tender Offer and the merger agreement was determined pursuant to arms-length negotiations between the parties and was based on a variety of factors, including, without limitation, the anticipated earnings and cash flows of Dawson.

The Tender Offer was made pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 11, 1998, by and among, Midland, the Company and Dawson. On September 18, 1998, pursuant to the terms of the Merger Agreement, Midland was merged with and into Dawson (the "First Merger") under the laws of the States of New Jersey and Texas and all Dawson Shares not owned by Midland were cancelled and retired and converted into the right to receive $17.50 in cash per Dawson Share. On September 21, 1998, Dawson was merged with and into the Company (the "Second Merger") pursuant to the laws of the States of Maryland and Texas.

The total consideration paid for the Dawson Shares pursuant to the Tender Offer and the First Merger was approximately $181.7 million. The Company's source of funds to pay such amount, certain outstanding debt of Dawson and the Company and related fees and expenses was (i) a bridge loan agreement in the amount of $150,000,000, dated as of September 14, 1998, among the Company, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent, and the other lenders party thereto (the "Bridge Loan Agreement") and (ii) a $550,000,000 Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, among the Company, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, PNC Capital Markets, Inc., as Arranger and the other lenders named from time to time parties thereto (the "Second Amended and Restated Credit Agreement"). In connection with the Bridge Loan Agreement, the Company entered into Registration Rights Agreements (the "Registration Rights Agreements") with Lehman Brothers Inc. and Lehman Commercial Paper Inc. pursuant to which the Company agreed to file with the Securities and Exchange Commission (the "Commission") within a certain time period a registration statement with respect to (i) an offer to exchange borrowings under the Bridge Loan Agreement for a new issue of debt securities of the Company, and (ii) the resale of warrants (and the shares of common stock of the Company to be issued upon the exercise of such warrant) to purchase shares of common stock of the Company issued to Lehman Brothers Inc. in connection with the Bridge Loan Agreement. Loans outstanding after one year pursuant to the Bridge Loan Agreement will convert into term loans which may be exchanged by the holders thereof for exchange notes issued pursuant to an Indenture dated as of September 14, 1998 (the "Indenture"), between the Company and The Bank of New York, trustee.

At the time the Second Merger was consummated, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust, most of the Company's subsidiaries guarantied those obligations and the notes issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Second Amended and Restated Credit Agreement. Under the terms of the Dawson Indenture, the Company is required to commence a cash tender offer to purchase at 101% of the aggregate principal amount of the outstanding notes (which the outstanding amount is $140 million) by mid-October 1998, the source of funds for which will be borrowings under the Second Amended and Restated Credit Agreement.

Dawson operates approximately 527 well service rigs, 200 oilfield trucks, and 21 production testing units in South Texas and the Gulf Coast, East Texas and Louisiana, the Permian Basin of West Texas and New Mexico, the Anadarko Basin of Texas and Oklahoma, California, and in the inland waters of the Gulf of Mexico. In addition, subsequent to June 30, 1998, the Company completed the acquisition of five well servicing companies which collectively operate 93 well service rigs (including four in Argentina), one drilling rig, and 188 oilfield trucks.

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

Over the past two and one-half years, Key has been the leading consolidator of this industry, completing in excess of fifty acquisitions. This consolidation has led to reduced fragmentation in the market and has led to more predictable demand for well services for the Company and its competitors. Key's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses. The Company, as a result, has developed a growth strategy to: (i),subject to restrictions under its existing credit facilities, identify, negotiate and consummate additional acquisitions of complementary well servicing operations, including rigs, trucking and other ancillary services; (ii) fully-integrate acquisitions into the Company's decentralized organizational structure and thereby attempt to maximize operating margins; (iii) expand business lines and services offered by the Company in existing areas of operations; and (iv) extend the geographic scope and operating environments for the Company's operations.

Oil Field Services

The Company provides a full range of well service rig services, oil field liquid services and other production services necessary to maintain and workover producing oil and gas wells through its subsidiaries, Yale E. Key, WellTech Eastern, WellTech Mid-Continent, Brooks, Key Four Corners, Key Rocky Mountain, and Servicios. These services also include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include oil field fluid transportation, storage and disposal services, frac tank rentals, fishing and rental tools, wireline services, air drilling, hot oiling, and following the Dawson acquisition, production testing services. The Company has more than 1,000 customers which are either major oil and gas companies or independent producers seeking to optimize performance of oil and gas wells. As of June 30, 1998, of the Company's 803 well service rigs, 299 operate in the Permian Basin of West Texas and New Mexico, 187 in the
Mid-Continent Region, 80 in the ArkLaTex Region, 84 in Michigan and the Northeast, 29 in the Four Corners Region, 108 in the Rocky Mountain Region and 16 in Argentina.

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

Maintenance services are generally required throughout the life of a well. The need for these services does not directly depend on the level of drilling activity and is generally independent of short-term fluctuations in oil and gas prices. Accordingly, maintenance services are generally the most stable type of well service activity. The general level of maintenance, however, is affected by changes in the total number of producing oil and gas wells in the Company's geographic service areas.

Workover Services. In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications, called "workovers." Workover services include extensions of existing wells to drain new formations either through deepening well bores or through drilling of horizontal laterals.

In less extensive workovers, the Company's rigs are used to seal off depleted zones in existing well bores and access previously bypassed productive zones. The Company's workover rigs are also used to convert producing wells to injection wells for enhanced recovery operations. Workover services include major subsurface repairs such as casing repair or replacement, recovery of tubing and removal of foreign objects in the well bore. These extensive workover operations are normally performed by a well service rig with a workover package, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers depending upon the particular type of workover operation. Most of the Company's well service rigs are designed for and can be equipped to perform complex workover operations. A workover may last from a few days to several weeks.

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

Production Testing Services. Dawson owns 21 gas production testing units that are used to provide services to oil and gas wells located onshore and in inland waters. Dawson performs production testing services for oil and gas producers primarily along the Texas Gulf Coast.

Dawson's equipment includes several trailer-mounted manifolds, separators, heater treaters, sand separators, light generators and slickline wireline units. Manifolds are used to reduce the flowing pressure of the well stream to a rate that will easily flow through the production testing equipment. After the appropriate well stream rate is achieved, a separator is used to divide the well stream into its respective components -- oil, gas and water. For gas wells, a heater is used to prevent the gas from freezing during flowbacks. Slickline wireline equipment generally is used to lower measurement equipment into a well for several days to retrieve data to determine the characteristics of the reservoir.

Dawson uses its production testing units to perform deliverability tests required upon the initial completion of a well and periodically during the productive life of a gas well to determine the maximum production allowable under certain rules of the Texas Railroad Commission, the state oil and gas regulatory agency. In addition, these units are used to clean and test stimulated wells and to measure the pressure, volume and quality of gas and liquids produced by the well. These units also are used to determine the most efficient production flow rate, to run pressure build-up tests that measure the rate of increase of shut-in gas pressure to determine reservoir characteristics and to determine whether a producing formation has been damaged.

Other Production Services. The Company provides production services, which include hot oiler unit services, pipeline installation and testing services, slickline wire-line services and fishing and rental tool services.

Contract Drilling Services The Company, primarily through Key Energy Drilling, owns and operates 71 drilling rigs and provides contract drilling services for major and independent oil companies in most onshore oil and gas producing areas of the continental United States. The Company entered the land drilling business in March 1995 with the acquisition of four drilling rigs from an independent third party and, as the result of subsequent acquisitions, acquired 67 additional land drilling rigs (six of which operate in Argentina). The rigs are generally capable of drilling up to 10,000 feet.

Production The Company is engaged in the production of oil and natural gas in the Permian Basin area of West Texas through Odessa Exploration. Odessa Exploration acquires and manages interests in producing oil and gas properties for its own account and for drilling partnerships it sponsors. Odessa Exploration acquires producing oil and gas wells and related properties from major and independent producers and, subsequently, either reworks the acquired wells to increase production or forms drilling ventures for additional development wells. Odessa Exploration operates oil and gas wells on behalf of over 250 working interest owners as well as for its own account.

Foreign Operations The Company provides oil field services in Argentina through Servicios. As of June 30, 1998, Servicios owned and operated 16 well servicing rigs and six drilling rigs in Argentina.

COMPETITION AND OTHER EXTERNAL FACTORS

Despite a significant amount of consolidation having occurred, the domestic well service rig and production service industry remains somewhat fragmented and includes a small number of companies that are capable of competing effectively in all or part of the Company's well servicing markets. Nonetheless, the Company believes that it is competitive in terms of pricing, performance, equipment, safety, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those regions in which it operates.

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

The Company serves over 1,000 customers in most oil and gas producing regions of the continental United States and Argentina. The Company had no single customer in fiscal 1998 that provided 10% or more of consolidated revenues.

The need for oilfield services fluctuates, in part, in relation to the demand for oil and natural gas. As demand for those commodities increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the producing efficiency of their wells in a higher priced environment.

EMPLOYEES

As of June 30, 1998, the Company employed 5,601 persons (4,982 in well service operations, 12 in oil and gas production, 587 in contract drilling operations and 20 in corporate). The Company's employees are not represented by a labor union or collective bargaining agent. The Company has experienced no work stoppages associated with labor disputes or grievances and considers its relations with its employees to be satisfactory.

REGULATIONS

The oilfield service operations and the oil and gas production and drilling activities of the Company are subject to various local, state and federal laws and regulations intended to protect the environment. The Company's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to the Company's operations include those with respect to containment, disposal and controlling the discharge of any hazardous oil field waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company which were in compliance with all applicable laws at the times such acts were performed. Management of the Company believes that it is in substantial compliance with all material federal, state and local regulations as they relate to the environment. Although the Company has incurred certain costs in complying with environmental laws and regulations, such amounts have not been material to the Company's financial results during the three past fiscal years.

Management believes that the Company is in substantial compliance with all known material local, state and federal safety guidelines and regulations. In order to comply with such safety guidelines and regulations and increase employee awareness of on-the-job safety, the Company employs seven safety officers. The Company also has a safety training and education center that is used by it for continued safety training and awareness.

ITEM 2.  PROPERTIES.

The Company's corporate offices are located in East Brunswick, New Jersey and Midland, Texas where the Company leases office space from an independent third party.

Oil Field Services

The following table sets forth the type, number and location of the major equipment owned and operated by the Company's oil field service subsidiaries as of June 30, 1998:


                          (table located on next page)

                                      Well Service/      Drilling    Oilfield
Company                               Workover Rigs        Rigs       Trucks
-------------------------------------------------------------------------------
Domestic:

  Yale E. Key (Permian Basin of
     West Texas and New Mexico)            299              -           215
  WellTech Mid-Continent
   (Mid-Continent Region)                  187              -            91
  Brooks (ArkLaTex Region)                  80              2           105
  WellTech Eastern (Michigan
    and Northeast)                          84              5           214
  Key Rocky Mountain (Rocky
    Mountains)                             108              -             -
  Key Four Corners (Four Corners
   Area)                                    29             17            80
  Key Energy Drilling (West Texas
   and New Mexico)                           -             40             -

  International:

  Servicios (Argentina)                     16              6            28
                                            ---           ---           ---
  TOTALS                                    803            70           733
                                            ===           ===           ===

Yale E. Key owns ten and leases six office and yard locations. WellTech Mid-Continent owns sixteen and leases seventeen office and yard locations. WellTech Eastern owns two and leases fourteen office and yard locations. Brooks owns three and leases 11 office and yard locations. Key Rocky Mountain owns four and leases eight office and yard locations. Key Four Corners owns three and leases two office and yard locations. Key Energy Drilling owns three and leases one office and yard location. In Argentina, Servicios leases two office and yard locations.

All operating facilities are metal one story office and/or shop buildings. All buildings are occupied and considered to be in satisfactory condition.

Production

Odessa Exploration's major proved producing properties are located primarily in the Permian Basin area of West Texas. Odessa Exploration leases office space in Odessa, Texas.

As of June 30, 1998, the Company owned interests in 452 gross (332 proved developed) oil properties and 60 gross (45 proved developed) gas properties. During the fiscal year ended June 30, 1998, the Company produced 223,009 barrels of oil at an average price of $16.25 per barrel and 1,396 MMcf of natural gas at an average sales price of $2.44 per Mcf. Average production (lifting) costs were $6.54 per barrel of oil equivalent (one barrel of oil equals six thousand cubic feet of natural gas). The Company's reserves had a pre-tax SEC 10 value of approximately $47.8 million as of June 30, 1998. The Company holds proved oil and gas reserves of approximately 93.5 billion cubic feet of natural gas equivalent (15.6 million barrels of oil equivalent) primarily in the Permian Basin and Panhandle of West Texas.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER ACTIONS.

See Item 8, Note 4 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

The Company's common stock is currently traded on the New York Stock Exchange, under the symbol "KEG". Prior to April 1998, the Company's common stock was traded on the American Stock Exchange. As of June 30, 1998, there were 1,143 holders of record of 18,267,813 shares of common stock outstanding.

The following table sets forth, for the periods indicated, the high and low closing prices of the Company's common stock on the New York Stock Exchange for the third and fourth quarters of fiscal 1998 and the American Stock Exchange for the remaining quarters, as derived from published sources.


                                         High                      Low

       Fiscal Year Ending 1998:
         First Quarter                $ 34 1/2                  $18 1/8
         Second Quarter                 37 3/4                   17 1/4
         Third Quarter                  20 7/8                   14
         Fourth Quarter                 19 1/2                   13

       Fiscal Year Ending 1997:
         First Quarter                 $ 8 3/4                  $ 7 1/2
         Second Quarter                 12 1/4                    8 3/8
         Third Quarter                  14 7/8                   11 3/8
         Fourth Quarter                 17 13/16                 12 7/8


There were no dividends paid on the Company's common stock during the fiscal years ended June 30, 1998, 1997 or 1996. The Company does not intend, for the foreseeable future, to pay dividends on its common stock. In addition, the Company is contractually restricted from paying dividends under the terms of its existing credit facilities.

Recent Sales of Unregistered Securities:

The Company effected the following unregistered sales of its securities during the twelve months ended June 30, 1998 that were not previously included in the Company's Quarterly Reports filed for such period. Each of the following issuances by the Company of the securities sold in the transactions referred to below were not registered under the Securities Act of 1933, as amended, pursuant to the exemption provided under Section 4 (2) thereof for transactions not involving a public offering:

Effective March 19, 1998, the Company issued to various employees, pursuant to the Key Energy Group, Inc. 1997 Incentive Plan, options to purchase shares of the Company's common stock.

Effective January 8, 1998, the Company issued a warrant to purchase 265,000 shares of Common Stock at an exercise price of $18.00 per share, subject to certain adjustments, as partial consideration in connection with the purchase by Key Rocky Mountain, a wholly-owned subsidiary of the Company, of substantially all the capital stock of J.W. Gibson Well Service Company.

  Item 6.
  Selected Financial Data.

                                                           Fiscal         Fiscal          Fiscal        Fiscal        Fiscal
                                                            Year           Year           Year(1)        Year          Year
                                                           Ended          Ended           Ended          Ended        Ended
                                                          June 30,       June 30,        June 30,       June 30,     June 30,
(in thousands)                                              1998           1997            1996          1995          1994
-----------------------------------------------------------------------------------------------------------------------------

  OPERATING DATA:

 Revenues                                                 $420,046       $162,425       $65,857        $44,689       $34,621
    Operating costs:
      Direct costs                                         288,951        111,250        46,962         32,793        26,585
      Depreciation, depletion and amortization              31,001         11,076         4,701          2,738         1,371
      General and administrative                            39,813         17,545         6,142          4,352         3,540
      Interest                                              21,476          7,879         2,477          1,478           830

 Income before income taxes, minority interest
   and extraordinary items                                  38,805         14,675         5,575          3,328         2,295
 Net income                                                 24,175          9,098         3,586          2,178         1,345

 Income  per common share:
   Basic                                                     $1.41          $0.81         $0.46          $0.33        $0.26
   Diluted                                                   $1.23          $0.66         $0.45          $0.33        $0.25

 Average common shares outstanding:
   Basic                                                    17,153         11,216         7,789          6,647        5,274
   Dilution                                                 24,024         17,632         7,941          6,647        5,288

 Common shares outstanding at period end                    18,267         12,298        10,414          6,914        5,274
 Market price per common share at period end                $13.12         $17.81         $8.19          $5.06        $4.67
 Cash dividends paid on common shares                       $  -           $  -           $  -           $  -         $  -

 BALANCE SHEET DATA:

  Cash                                                     $25,265        $41,704        $4,211         $1,275       $1,173
  Current assets                                           127,557         93,333        27,481         11,290        9,167
  Property and equipment                                   547,537        227,255        96,127         36,336       18,935
  Property and equipment, net                              499,152        208,186        87,207         31,942       17,159
  Total assets                                             698,640        320,095       121,722         45,243       28,095
  Current liabilities                                       48,029         33,142        24,339          9,228        8,383
  Long-term obligations, including current                 399,779        174,167        46,825         15,949       11,501
  Stockholders' equity                                     154,928         73,179        41,624         20,111        9,263

  OTHER DATA:

  EBITDA (2)                                                91,282         33,630        12,753          7,544        4,496
  Net cash (used in) provided by:
    Operating activities                                    34,349          2,156         7,121          3,258        1,842
    Investing activities                                  (299,763)       (82,062)      (13,551)        (7,154)      (5,608)
    Financing activities                                   248,975        117,399         9,366          3,998        4,316
  Working capital                                           79,528         60,191         3,142          2,062          784
  Book value per common share (3)                            $8.48          $5.95         $4.00          $2.91        $1.76
  Ratio of earnings to fixed charges (4)                      2.61           2.52          2.62           2.57         2.65



(1) Financial data for the year ended June 30, 1996 includes the allocated purchase price of WellTech Eastern and the results of their operations, beginning March 26, 1996.

(2) Net income before interest expense, income taxes, depreciation, depletion and amortization. EBITDA is presented because of its wide acceptance as a financial indicator of a company's ability to service or incur debt. EBITDA should not be considered as an alternative to operating net income, as defined by generally accepted accounting principals, as indicators of the Company's financial performance or to cash flow as a measure of liquidity.

(3) Book value per common share is stockholders' equity at period end divided by the number of outstanding common shares at period end.

(4) For purposes of computing the ratios of earnings to fixed charges, earnings consist of income from continuing operations before income taxes and fixed charges. Fixed charges consist of interest expenses, amortization of debt issuance expenses and the portion of rental and lease obligations representative of the interest factor.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION.

Special Note: Certain statements set forth below under this caption consitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Historically, fluctuations in well servicing activity have had a strong correlation with fluctuations in oil and gas prices. During fiscal 1998, oil prices have decreased from an average of approximately $21 per barrel for West Texas Intermediate crude oil in July of 1997 to an average of approximately $12 per barrel in June of 1998. As a result, the Company experienced a decrease in demand for drilling and services. Even though the Company experienced a successful fiscal year ended June 30, 1998, in terms of earnings and earnings per share compared to previous years, continued low oil prices may continue to negatively affect the Company's operating performance. The Company seeks to minimize the effects of such low oil prices and fluctuations of pricing on its operations and financial condition through reduction of operating and capital costs, diversification of services, entry into new markets and customer alliances.

FISCAL YEAR ENDED JUNE 30, 1998 VERSUS FISCAL YEAR ENDED JUNE 30, 1997

Results of  Operations

Operating Income

The Company

Revenues for the year ended June 30, 1998 increased $257,621,000, or 159%, from $162,425,000 in fiscal 1997 to $420,046,000 in fiscal 1998, while net income for fiscal 1998 increased $15,077,000, or 166% , from $9,098,000 in fiscal 1997 to
$24,175,000 in fiscal 1998. The increase was primarily due to well service and oil and gas well drilling acquisitions throughout the year and increased well service and oil and gas drilling revenues from existing equipment through the third quarter of fiscal 1998.

Oilfield Services

Oilfield service revenues for the year ended June 30, 1998 increased $230,460,000, or 160%, from $144,385,000 for the year ended June 30, 1997 to
$374,845,000 for the year ended June 30, 1998. The increase is primarily attributable to acquisitions throughout the year and higher equipment use through the third quarter of fiscal 1998 resulting from an increase in demand for oilfield services.

Oil and Natural Gas Well Drilling

Revenues from oil and gas well drilling activities increased $25,139,000, or 253%, from $9,956,000 during the year ended June 30, 1997 to $35,095,000 for the year ended June 30, 1998. The increase was primarily the result of acquisitions.

Oil and Natural Gas Exploration and Production

Revenues from oil and gas activities increased $55,000, or 1%, from $6,975,000 during the year ended June 30, 1997 to $7,030,000 for the current year. The increase was primarily the result of increased production in the current year which was partially offset with a decrease in the average price of oil and natural gas for fiscal 1998 as compared to fiscal 1997.

Operating Expenses

Oilfield Services Oilfield service expenses for the year ended June 30, 1998 increased $159,129,000, or 159%, from $100,366,000 for the year ended June 30, 1997 to $259,495,000 for the year ended June 30, 1998. The increase was due primarily to acquisitions made throughout the fiscal year and the increased demand for oilfield services through the third quarter of fiscal 1998.

Oil and Natural Gas Well Drilling

Expenses related to oil and gas well drilling activities increased $18,318,000, or 225%, from $8,155,000 for the year ended June 30, 1997 to $26,473,000 for the year ended June 30, 1998. The increase was primarily the result of acquisitions throughout fiscal 1998.

Oil and Natural Gas Exploration and Production

Expenses related to oil and gas activities increased $253,000, or 9%, from $2,729,000 for the year ended June 30, 1997 to $2,983,000 for the year ended June 30, 1998. The increase was primarily the result of an increase in the total number of producing oil and gas wells from fiscal 1997 to 1998.

Depreciation and Depletion Expense

Depreciation, depletion and amortization expense increased $19,925,000, or 180%, from $11,076,000 for fiscal 1997 to $31,001,000 for fiscal 1998. The increase is primarily due to oilfield service depreciation expense, which is the result of the acquisitions completed throughout fiscal 1998 and 1997.

General and Administrative Expenses

General and administrative expenses increased $22,268,000, or 127%, from $17,545,000 for the year ended June 30, 1997 to $39,813,000 for the year ended June 30, 1998. The increase was primarily attributable to oilfield service and oil and gas well drilling acquisitions throughout the fiscal year.

Interest Expense

Interest expense increased $13,597,000, or 173%, from $7,879,000 for fiscal 1997 to $21,476,000 in fiscal 1998. The increase was primarily the result of debt incurred in connection with acquisitions completed throughout fiscal 1998 and 1997.

Income Taxes

Income tax expense increased $9,057,000, or 163%, from $5,573,000 in income tax expense for fiscal 1997 to $14,630,000 for fiscal 1998. The increase in income taxes is primarily due to the increase in operating income. However, the Company does not expect to be required to remit the total amount of the $14,630,000 in total federal income taxes for fiscal year 1998 because of the availability of net operating loss carryforwards and accelerated depreciation.

Cash Flow

Net cash provided by operating activities increased $32,193,000, or 1,493%, from $2,156,000 during fiscal 1997 to $34,349,000 for fiscal 1998. The increase is attributable primarily to the increase in net income in fiscal 1998 compared to fiscal 1997 and decreases in accounts payable and accrued expenses and increases in depreciation.

Net cash used in investing activities increased $217,701,000, or 265%, from $82,062,000 for fiscal 1997 to $299,763,000 for fiscal 1998. The increase is primarily the result of increased capital expenditures for well service operations and well service and oil and gas well drilling acquisitions.

Net cash provided by financing activities increased $131,576,000 or 112% from $117,399,000 for fiscal 1997 to $248,975,000 for fiscal 1998. The increase is primarily the result of proceeds from long-term commercial paper and borrowings under the Company's existing line-of-credit during the current fiscal year.

FISCAL YEAR ENDED JUNE 30, 1997 VERSUS FISCAL YEAR ENDED JUNE 30, 1996

Operating Income

The Company

Revenues for the year ended June 30, 1997 increased $96,568,000, or 147%, from $65,857,000 in fiscal 1996 to $162,425,000 in fiscal 1997, while net income for fiscal 1997 increased $5,512,000, or 154% , from $3,586,000 in fiscal 1996 to
$9,098,000 in fiscal 1997. The increase was primarily due to well service acquisitions throughout the year, increased oil and gas revenues from Odessa Exploration, and increased oil and gas drilling revenues.

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

Oil and Natural Gas Exploration and Production

Revenues from oil and gas activities increased $3,421,000, or 96%, from $3,554,000 during the year ended June 30, 1996 to $6,975,000 for the current year. The increase was primarily the result of increased production of oil and natural gas from several wells that were drilled and began production during fiscal 1997, higher oil and natural gas prices for fiscal 1997, and the April 1996 purchase of $6.9 million of oil and gas properties from an unrelated third party.

Oil and Natural Gas Well Drilling

Revenues from oil and gas well drilling activities increased $3,768,000, or 61%, from $6,188,000 during the year ended June 30, 1996 to $9,956,000 for the year ended June 30, 1997. The increase was primarily the result of increased well drilling activity and an increase in the Company's pricing structure.

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

Oil and Natural Gas Exploration and Production

Expenses related to oil and gas activities increased $1,534,000, or 128%, from $1,195,000 for the year ended June 30, 1996 to $2,729,000 for the year ended June 30, 1997. The increase was primarily the result of costs associated with several oil and natural gas wells that were drilled and began producing during fiscal 1997 and the April 1996 purchase of $6.9 million in oil and gas properties.

Oil and Natural Gas Well Drilling

Expenses related to oil and gas well drilling activities increased $3,125,000, or 62%, from $5,030,000 for the year ended June 30, 1996 to $8,155,000 for the year ended June 30, 1997. The increase was primarily the result of increased revenues.

Depreciation and Depletion Expense

Depreciation, depletion and amortization expense increased $6,375,000, or 136%, from $4,701,000 for fiscal 1996 to $11,076,000 for fiscal 1997. The increase is primarily due to oilfield service depreciation expense, which is the result of increased oilfield service capital expenditures for the current period versus the prior period and the acquisitions completed throughout fiscal 1997. In addition, depletion expense increased for the period due to the increase in the production of oil and natural gas..

General and Administrative Expenses

General and administrative expenses increased $11,403,000, or 186%, from $6,142,000 for the year ended June 30, 1996 to $17,545,000 for the year ended June 30, 1997. The increase was primarily attributable to oilfield service acquisitions throughout the fiscal year.

Interest Expense

Interest expense increased $5,402,000, or 218%, from $2,477,000 for fiscal 1996 to $7,879,000 in fiscal 1997. The increase was primarily the result of debt incurred in connection with acquisitions completed throughout fiscal 1997.

Income Taxes

Income tax expense increased $3,685,000, or 195%, from $1,888,000 in income tax expense for fiscal 1996 to $5,573,000 for fiscal 1997. The increase in income taxes is primarily due to the increase in operating income. However, the Company does not expect to be required to remit a significant amount of the $5,573,000 in total federal income taxes for fiscal year 1997 because of the availability of net operating loss carryforwards, accelerated depreciation and drilling tax credits.

Cash Flow

Net cash provided by operating activities decreased $4,965,000, or 70%, from $7,121,000 during fiscal 1996 to $2,156,000 for fiscal 1997. The decrease is attributable primarily to increases in accounts receivable, decreases in accounts payable and accrued expenses, but was partially off set by increases in depreciation and net income.

Net cash used in investing activities increased $68,511,000, or 506%, from $13,551,000 for fiscal 1996 to $82,062,000 for fiscal 1997. The increase is primarily the result of increased capital expenditures for well service operations and well service acquisitions.

Net cash provided by financing activities was $117,399,000 for fiscal 1997 as compared to $9,366,000 for fiscal 1996, which represents an increase of $108,033,000, or 1,153%. The increase, which is partially offset by repayments of long-term debt, is primarily the result of proceeds from the existing Debentures and commercial paper during the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $16.4 million for the year ended June 30, 1998 from $41.7 million as of June 30, 1997 to $25.3 million as of June 30, 1998.

The Company has projected, without consideration of acquisitions subsequent to June 30, 1998, $51 million for oilfield service capital expenditures for fiscal 1999 as compared to $44.3 million and $15 million in fiscal 1998 and 1997, respectively. Odessa Exploration has projected outlays of approximately $6 million in development costs for fiscal 1999, as compared to $7.8 million and $8.2 million in fiscal 1998 and 1997, respectively. The Company's oil and gas well drilling operations have forecast approximately $5 million for capital expenditures for fiscal 1999, primarily for improvements to existing equipment and machinery, as compared to $5.4 million for fiscal 1998 and $1.5 million in fiscal 1997. The Company expects to finance these capital expenditures and development costs using cash flows from operations and available credit. The Company believes that its cash flows and, to the extent required, borrowings under the Second Amended and Restated Credit Agreement, will be sufficient to fund such expenditures.

Debt

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

Effective  November 6, 1997,  the Company  entered  into an Amended and Restated
Credit   Agreement   with  PNC  (the  "Amended  PNC  Credit   Agreement"),   as
administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. The maximum commitment decreases to $175 million on November 6, 2000 and to $125 million on November 6, 2001. The loan commitment terminates on November 6, 2002. Borrowings under the credit facility may be either (i) Eurodollar Loans with interest currently payable quarterly at LIBOR plus 1.25% subject to adjustment based on certain financial ratios, (ii) Base Rate Loans with interest payable quarterly at the greater of PNC Prime Rate or the Federal Funds Effective Rate plus 1/2%, or (iii) a combination thereof, at the Company's option. The Amended PNC Credit Agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios. A change of control of the Company, as defined in the Amended PNC Credit Agreement, is an event of default. Borrowings under the Amended PNC Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

Effective December 3, 1997, PNC completed the syndication of the Amended PNC Credit Agreement. In connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered into a First Amendment to the Amended and Restated Credit Agreement (the "Amendment to Amended PNC Credit Agreement") providing for, among other things, an increase in the maximum commitment to $250 million from $200 million.

On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of the Notes. The placements were made as private offerings pursuant to Rule 144A under the Securities Act of 1933. The Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the Notes were issued, includes the borrowings under the Amended PNC Credit Agreement, as amended. The Notes are convertible, at the holder's option, into shares of Common Stock at a conversion price of $38.50 per share, subject to certain adjustments.

The Notes are redeemable, at the Company's option, on or after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

In July 1996, the Company completed a $52,000,000 private offering of 7% Convertible Subordinated Debentures due 2003 (the "Debentures") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Debentures are subordinate to the Company's senior indebtedness, which as defined in the indenture pursuant to which the Debentures were issued includes the borrowings under the Amended PNC Credit Agreement, as amended.

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

As of June 30, 1998, $47,400,000 in principal amount of the Debentures had been converted into 4,861,538 shares of common stock at the option of the holders. An additional 165,423 shares of common stock were issued representing 50%
of the interest otherwise payable from the date of conversion through July 1, 1999, and an additional 35,408 shares of common stock were issued as an inducement to convert. The additional 165,423 shares of common stock, representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999, are included in equity. The fair value of the additional 35,408 shares of common stock issued as inducement to convert was $710,186 and is recorded as interest expense in the consolidated statement of operations. In addition, the proportional amount of unamortized debt issuance costs associated with the converted Debentures was charged to additional paid-in capital at the time of conversion.

Impact of SFAS 121

As of July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). Consequently, the Company reviews its long-lived assets to be held and used, including oil and gas properties accounted for under the successful efforts method of accounting, whenever events or circumstances indicate that the carrying value of those assets may not be recoverable. Long-lived assets to be disposed of are to be accounted for at the lower of carrying amount or fair value less cost to sell when management has committed to a plan to dispose of the assets. All companies, including successful efforts oil and gas companies, are required to adopt FAS 121 for fiscal years beginning after December 15, 1995. In order to determine whether an impairment had occurred, the Company estimated the expected future cash flows of its income producing equipment and oil and gas properties and compared such future cash flows to the carrying amount of the asset to determine if the carrying amount was recoverable. Based on this process, no writedown in the carrying amount of the Company's property was necessary at June 30, 1998.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board has recently issued the following accounting standards which will be adopted by the Company in the future.

Statement of Financial Accounting Standards No. 130 ("SFAS 130") - Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifially, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 in the first quarter of its fiscal year ended June 30, 1999.

Statement of Financial Accounting Standards No. 131 ("SFAS 131") - Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that company's report information about operating segments in annual financial statements and requires that those company's report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 need not be applied to interim financial statements in the initial year of its application. However, comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 for the fiscal year ended June 30, 1999.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on the Company's business.

Year 2000 Issue

As a result of the acquisitions completed by the Company over the past twenty-four months, the Company utilizes several management information systems in connection with its business operations and financial reporting process. The Company made an assessment of its Year 2000 issues, and determined that many of these management information systems would be adversely impacted by the arrival of the Year 2000.

Accordingly, for operational efficiency, and to prevent any adverse impacts that may result from the arrival of the Year 2000, the Company is currently implementing a new integrated management information system along with updated hardware that will replace most of the systems currently utilized. The implementation of the new management information system, which is Year 2000 compliant, began in July of 1998 and is scheduled to be completed by June of 1999, assuming no unforeseen circumstances which are beyond the Company's control. Year 2000 issues as they relate to suppliers and customers remain to be evaluated by the Company. However, based on current available information, the Company does not anticipate that the costs associated with any necessary modifications will be material to the Company's operations or financial condition.

The cost of the new management information system, (a large part of which management expects will be capitalized) is not expected to have a material impact on the Company's business, operations or results thereof, financial condition, liquidity or capital resources.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Presented herein are the consolidated financial statements of Key Energy Group, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the years ended June 30, 1998, 1997 and 1996.

Also, included is the report of KPMG Peat Marwick LLP, independent certified public accountants, on such consolidated financial statements as of June 30, 1998 and 1997 and for the years ended June 30, 1998, 1997 and 1996.


                          INDEX TO FINANCIAL STATEMENTS

                                                               Page

  Consolidated Balance Sheets                                   20

  Consolidated Statements of Operations                         21

  Consolidated Statements of Cash Flows                         22

  Consolidated Statements of Stockholders' Equity               23

  Notes to Consolidated Financial Statements                    24

  Independent Auditors' Report                                  50

                     Key Energy Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                                                     June 30,           June 30,
(Thousands, except share and per share data)                                                           1998                1997
--------------------------------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash                                                                                              $25,265            $41,704
    Accounts receivable, net of allowance for
       doubtful accounts ( $2,843 - 1998, $1,552 - 1997)                                               82,406             45,230
    Inventories                                                                                        13,315              5,171
    Deferred tax asset                                                                                  1,203                  -
    Prepaid income taxes                                                                                  537                  -
    Prepaid expenses and other current assets                                                           4,831              1,228
--------------------------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                                127,557             93,333
--------------------------------------------------------------------------------------------------------------------------------
  Property and Equipment:
    Oilfield service equipment                                                                        400,731            176,326
    Oil and gas well drilling equipment                                                                61,629              6,319
    Motor vehicles                                                                                     19,748             10,569
    Oil and gas properties and other related equipment, successful efforts method                      42,638             23,622
    Furniture and equipment                                                                             5,333              1,661
    Buildings and land                                                                                 17,458              8,758
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                      547,537            227,255
Accumulated depreciation & depletion                                                                 (48,385)           (19,069)
--------------------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                                            499,152            208,186
--------------------------------------------------------------------------------------------------------------------------------
  Goodwill, net of amortization ($2,264 - 1998;  $822  -   1997)                                       44,936              9,256
  Other Assets                                                                                         26,995              9,320
--------------------------------------------------------------------------------------------------------------------------------
  Total Assets                                                                                       $698,640           $320,095
================================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                                                  $20,124            $15,339
    Other accrued liabilities                                                                          22,239             12,507
    Accrued interest                                                                                    3,818              2,102
    Accrued income taxes                                                                                    -              1,664
    Deferred tax liability                                                                                  -                126
    Current portion of long-term debt                                                                   1,848              1,404
--------------------------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                                            48,029             33,142
--------------------------------------------------------------------------------------------------------------------------------
  Long-term debt, less current portion                                                                397,931            172,763
  Non-current accrued expenses                                                                          4,812              4,017
  Deferred tax liability                                                                               92,940             35,738
  Minority interest                                                                                         -              1,256

  Stockholders' equity:
    Common stock, $.10 par value; 100,000,000 shares authorized,
      18,684,479 and 12,297,752 shares issued, respectively
      at June 30, 1998 and 1997, respectively                                                           1,868              1,230
    Additional paid-in capital                                                                        119,303             55,031
    Treasury stock, at cost; 416,666 shares at June 30, 1998 and
      none at June 30, 1997                                                                            (9,682)                 -
   Unrealized gain on available-for-sale securities                                                     2,346                  -
    Retained earnings                                                                                  41,093             16,918
--------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                                          154,928             73,179
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                                         $698,640           $320,095
================================================================================================================================
See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                                         Year Ended             Year Ended           Year Ended
(Thousands, except per share data)                                      June 30, 1998          June 30, 1997        June 30, 1996
---------------------------------------------------------------------------------------------------------------------------------

REVENUES:
   Oilfield services                                                       $374,845              $144,385                $55,933
   Oil and gas well drilling                                                 35,095                 9,956                  6,188
   Oil and gas                                                                7,030                 6,975                  3,554
   Other, net                                                                 3,076                 1,109                    182
--------------------------------------------------------------------------------------------------------------------------------
                                                                            420,046               162,425                 65,857
--------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oilfield services                                                        259,495               100,366                 40,737
   Oil and gas well drilling                                                 26,473                 8,155                  5,030
   Oil and gas                                                                2,983                 2,729                  1,195
   Depreciation, depletion and amortization                                  31,001                11,076                  4,701
   General and administrative                                                39,813                17,545                  6,142
   Interest                                                                  21,476                 7,879                  2,477
--------------------------------------------------------------------------------------------------------------------------------
                                                                            381,241               147,750                 60,282
--------------------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                             38,805                14,675                  5,575
Income tax expense                                                           14,630                 5,573                  1,888
Minority interest in net income                                                   -                     4                    101
--------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                  $24,175                $9,098                 $3,586
================================================================================================================================

EARNINGS PER SHARE :
  Basic                                                                       $1.41                 $0.81                  $0.46
  Diluted                                                                     $1.23                 $0.66                  $0.45

================================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                      17,153                11,216                  7,789
  Diluted                                                                    24,024                17,632                  7,941
================================================================================================================================
See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                           Consolidated Statements of
                                   Cash Flows

                                                                       Year Ended             Year Ended      Year Ended
                                                                        June 30,                June 30,        June 30,
(Thousands)                                                               1998                    1997            1996
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $24,175                  $9,098          $3,586
  Adjustments to reconcile income from operations to
    net cash provided by operations:
  Depreciation, depletion and amortization                               31,001                  11,076           4,701
Amortization of deferred debt costs                                       2,006                       -               -
  Deferred income taxes                                                   7,287                   4,180           1,618
  Minority interest in net income                                             -                       4             101
  Gain on sale of assets                                                   (189)                   (235)           (186)
  Other non-cash items                                                    1,313                       -               6
  Change in assets and liabilities net of effects
     from the acquisitions:
    (Increase) in accounts receivable                                    (3,173)                (14,904)         (2,180)
    (Increase) decrease in other current assets                          (4,051)                 (2,811)            765
    Decrease in accounts payable, accrued interest and accrued expenses (17,444)                 (5,565)         (1,293)
    Other assets and liabilities                                         (6,576)                  1,313               3
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                              34,349                   2,156           7,121
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Well service operations                        (44,284)                (15,084)         (5,188)
  Capital expenditures - Oil and gas operations                          (7,849)                 (8,188)         (1,879)
  Capital expenditures - Oil and gas well drilling operations            (5,385)                 (1,483)           (598)
  Capital expenditures - Other                                           (1,748)                      -               -
  Proceeds from sale of fixed assets                                      1,279                   3,159             574
  Cash received in acquisitions                                           2,903                   2,342           1,168
  Acquisitions - Well service operations                               (172,536)                (62,808)              -
  Acquisitions - Oil and gas well drilling                              (49,440)                      -               -
  Acquisitions - Oil and gas operations                                  (9,298)                      -          (7,895)
  Purchase of Marketable equity securities                               (9,979)                      -               -
  Acquisitions - minority interest                                       (3,426)                      -               -
  Redemption of restricted marketable securities                              -                       -             267
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                (299,763)                (82,062)        (13,551)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                             (6,087)                 (1,772)         (2,601)
  Repayment of long-term debt                                          (231,337)                (47,815)              -
  Borrowings under line-of-credit                                       280,770                 120,000           1,100
  Proceeds from stock options exercised                                   1,042                     141               -
  Proceeds from warrants exercised                                        4,223                   1,362               -
  Purchase of treasury stock                                             (9,682)                      -               -
  Proceeds from convertible subordinated debentures                           -                  52,000               -
  Proceeds from long-term commercial paper debt                         216,000                       -               -
  Proceeds paid for debt issuance costs                                  (9,270)                 (7,389)              -
  Proceeds from other long-term debt                                      3,316                     872          10,867
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                             248,975                 117,399           9,366
-----------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                       (16,439)                 37,493           2,936
  Cash at beginning of period                                            41,704                   4,211           1,275
-----------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                 $25,265                 $41,704          $4,211
=======================================================================================================================
   See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                                               Common Stock                                         Unrealized
                                           --------------------                                       Gain on
                                            Number of            Additional                          Available
                                             Shares     Amount    Paid-in     Treasury   Retained    for Sale
(thousands)                                Outstanding  at par    Capital      Stock     Earnings    Securities      Total
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                      6,914      $691    $15,186      $    -      $4,234     $     -        $20,111
---------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for WellTech
Merger                                        3,500       350     17,577           -           -           -         17,927
Net income                                        -         -          -           -       3,586           -          3,586
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                     10,414    $1,041    $32,763           -      $7,820           -        $41,624
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for Brownlee
  Well Service stock                             61         6        665           -           -           -            671
Issuance of common stock for Woodward
  Well Service stock                             75         8        555           -           -           -            563
Issuance of common stock for Brooks
  Well Service stock                            918        92     11,033           -           -           -         11,125
Issuance of common stock for Enerair
  Oilwell Service assets                          4         -         48           -           -           -             48
Issuance of common stock for Cobra
  Well Service stock                            175        18      2,368           -           -           -          2,386
Issuance of common stock for Tri-State
  Well Service assets                            84         8        992           -           -           -          1,000
Issuance of common stock for Kal-Con
  Well Service assets and stock                  78         8      1,103           -           -           -          1,111
Issuance of common stock for Well-Co
  Well Service stock                            240        24      4,026           -           -           -          4,050
Exercise of warrants                            221        22      1,340           -           -           -          1,362
Exercise of options                              28         3        138           -           -           -            141
Net income                                        -         -          -           -       9,098           -          9,098
---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                     12,298    $1,230    $55,031           -     $16,918           -        $73,179
---------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for Big A
  Well Service assets                           125        12      4,066           -           -           -          4,078
Issuance of common stock for Critchfield
  Well Service assets and stock                 240        24      5,736           -           -           -          5,760
Issuance of common stock for Sitton
  Drilling stock                                100        10      2,159           -           -           -          2,169
Issuance of common stock for Gibson
  Well Service assets                           100        10      1,846           -           -           -          1,856
Exercise of warrants                            609        61      4,162           -           -           -          4,223
Exercise of options                             209        21      1,021           -           -           -          1,042
Conversion of 7% Notes                        5,062       506     45,282           -           -           -         45,788
Purchase of treasury stock - 416,666 shares    (417)        -          -      (9,682)          -           -         (9,682)
Mark to market of available for sale
securities                                        -         -          -           -           -       2,346          2,346
Other                                           (59)       (6)                                                           (6)
Net income                                        -         -          -           -      24,175           -         24,175

---------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                     18,267    $1,868   $119,303     $(9,682)    $41,093      $2,346       $154,928
===========================================================================================================================
See the accompanying notes which are an integral part of these consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          June 30, 1998, 1997 and 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Key Energy Group, Inc. herein after referred to as the "Company" or "Key", was organized in April 1977, and commenced operations in July 1978. Results of operations for the twelve months ended June 30, 1998, 1997 and 1996 include the Company's oilfield service operations conducted by its wholly-owned subsidiary, Yale E. Key, Inc., ("Yale E. Key"), the Company's oil and gas exploration and production wholly-owned subsidiary, Odessa Exploration Incorporated ("Odessa Exploration"), and the Company's oil and gas well drilling operations conducted by the Company's wholly-owned subsidiary, Key Energy Drilling, Inc. ("Key Energy Drilling"). Also included in the results of operations for the fiscal year ended June 30, 1998 and 1997 and approximately three months for the fiscal year ended June 30, 1996 are those operating results from the Company's wholly-owned subsidiary, WellTech Eastern, Inc. ("WellTech Eastern") which currently holds the assets acquired in the merger with WellTech, Inc. ("WellTech"), on March 26, 1996 (see Note 2). In addition, as a result of the Welltech acquisition, the Company acquired 63% ownership in Servicios WellTech, S.A. ("Servicios"), an Argentina corporation. In July 1997, the Company acquired the remaining 37% ownership in Servicios. Servicios conducts oilfield services operations in Argentina and was consolidated with a minority interest prior to July 1997. In addition, results of operations for a portion of the fiscal year ended June 30, 1998 are those operating results from the Company's wholly-owned subsidiaries, Key Rocky Mountain, Inc. ("Key Rocky Mountain") and Key Four Corners, Inc. ("Key Four Corners"), both of which were formed as the result of several acquisitions during the fiscal year ended June 30, 1998. (see Note 2)

Basis of Presentation

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

Inventories

Inventories, which consist primarily of well service parts and supplies and those parts and supplies held for sale at the Company's various retail supply stores, are valued at the lower of average cost or market.

Property and Equipment

The Company provides for depreciation and amortization of well service and related equipment using the straight-line method, with an overall average salvage value of approximately 10%, over the following estimated useful lives of the assets:
                                                (table follows on next page)

                     Key Energy Group Inc. and Subsidiaries

         Description                       Years
         ----------------------------------------
         Oilfield service equipment       3 - 20
         Motor vehicles                   3 - 7
         Furniture and equipment          3 - 10
         Buildings and improvements      10 - 40
         Gas processing facilities            10
         ----------------------------------------

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

As of July 1, 1997 the Company changed their method of calculating depreciation on its oil and gas well drilling rigs from the straight-line method to the units-of-production method. The new method takes into consideration the number of days the rigs are actually in service each month and depreciation is recorded for at least 15 days each month for each rig that is available for service. The Company believes the new method will more appropriately reflect its financial results by better matching of revenues with expenses and to better reflect how the assets are to be used over time. The effect of this change on net income for 1998, 1997 and 1996 was not material.

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

Other Assets and Goodwill

Other assets consist primarily of goodwill, capitalized debt issuance costs, investment in common stock (accounted for using the cost-method) and security and escrow deposits from Key's workers' compensation retrospective insurance program, in addition to an interest, (approximately 13%), in an insurance company (the insurance company is affiliated with Key's workers' compensation carrier).

Marketable equity securities are deemed by management to be available for sale and are classified in the consolidated balance sheet at fair value of approximately $12,307,000 as other long-term assets with net unrealized gains of approximately $2,346,000 reported within stockholders' equity.

At June 30, 1998, 1997 and 1996, the Company classified as goodwill the cost in excess of fair value of the net tangible assets acquired in purchase transactions. Goodwill of $37,122,000 was added in 1998. Goodwill is being amortized on a straight-line basis over ten to twenty-five years. Management continually evaluates whether events or circumstances have occurred that indicate the remaining useful life of goodwill may warrant revision or the remaining balance of goodwill may not be recoverable. Goodwill amortization expense totaled $1,442,000 for fiscal 1998 and $622,000 for fiscal 1997 and $100,000 for fiscal 1996. Debt issuance costs are amortized over the term of the applicable debt and such amortization is classified as interest expense. Amortization of debt issuance costs totaled $2,006,000 and $344,000 for the fiscal years ended 1998 and 1997, respectively.

                     Key Energy Group Inc. and Subsidiaries

Earnings per Share

The Company accounts for earnings per share upon Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method.
                                             Year Ended
                                 (thousands, except per share data)
                               ------------------------------------
                               6/30/98       6/30/97        6/30/96
                               ------------------------------------
  Basic EPS Computation:
   Numerator-
    Net Income             $   24,175   $      9,098    $    3,586
   Denominator-
    Weighted Average Common
    Shares Outstanding         17,153         11,216         7,789
                               -----------------------------------
  Basic EPS                $     1.41   $       0.81    $     0.46
                               ===================================
  Diluted EPS Computation:
   Numerator-
    Net Income             $   24,175   $      9,098    $    3,586

   Effect of dilutive
   securities, tax effected:
    Convertible Securities      5,331          2,578             -
                               ------------------------------------
                           $   29,506    $    11,676    $    3,586
                               ------------------------------------
   Denominator-
   Weighted Average Common
   Shares Outstanding:         17,153         11,216         7,789
    Warrants                      141            340             -
    Stock options               1,266            743           152
    7% Convertible Debentures   1,191          5,333             -
    5% Convertible Debentures   4,273              -             -
                               ------------------------------------
                               24,024         17,632         7,941
                               ------------------------------------
 Diluted EPS               $     1.23   $      0.66     $     0.45
                               ===================================

Income Taxes

The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or

                     Key Energy Group Inc. and Subsidiaries
settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance for deferred tax assets is recognized when it is "more likely than not" that the benefit of deferred tax assets will not be realized.

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

Impact of  SFAS 121

On July 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 121 - Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("FAS 121"). This Statement requires that long-lived assets, goodwill and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of this Statement did not have an impact on the Company's consolidated financial position, results of operations, or liquidity.

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

Cash and Cash Equivalents

For cash flow purposes, the Company considers all unrestricted highly liquid investments with less than a three month maturity when purchased as cash equivalents.

Reclassifications

Certain   reclassifications   have  been  made  to  the  fiscal  1997  and  1996
consolidated financial statements to conform to the fiscal 1998 presentation.

Impact of Recently Issued Accounting Standards

The Financial Accounting Standards Board has recently issued the following accounting standards which will be adopted by the Company in the future:

                     Key Energy Group Inc. and Subsidiaries

Statement of Financial Accounting Standards No. 130 ("SFAS 130") - Reporting Comprehensive Income, is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Specifially, SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company will adopt SFAS 130 in the first quarter of its fiscal year ended June 30, 1999.

Statement of Financial Accounting Standards No. 131 ("SFAS 131") - Disclosures about Segments of an Enterprise and Related Information, is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 establishes standards for the way that company's report information about operating segments in annual financial statements and requires that those company's report selected information about operating segments in interim financial reports issued to shareholders. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 need not be applied to interim financial statements in the initial year of its application. However, comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 for the fiscal year ended June 30, 1999.

Impact of Inflation on Operations

Although in our complex environment it is extremely difficult to make an accurate assessment of the impact of inflation on the Company's operations, management is of the opinion that inflation has not had a significant impact on its business.

2.  BUSINESS AND PROPERTY ACQUISITIONS

The following acquisitions have been completed during fiscal 1998 are included in the Company's results of operations for the twelve months ended June 30, 1998. Each of the acquisitions were accounted for using the purchase method of accounting. Unless otherwise noted, the purchase prices specified below are based on cash paid and/or the fair value of the Company's common stock, par value $0.10 (the "Common Stock").

Transportes Dimopulos S.R.L.

On June 5, 1998, the Company completed the acquisition of Transportes Dimopulos S.R.L. ("Transportes") which operates in Argentina. Transportes was acquired for approximately $2.2 million in cash and future obligations and included approximately 28 oilfield service trucks and trailers, all located in Argentina. The operating results of Transportes are included in the Company's results of operations effective June 5, 1998.

Watson Truck & Supply, Inc.

On May 19, 1998, the Company completed the acquisition of certain assets of Watson Truck & Supply, Inc. ("Watson") for approximately $2.6 million in cash. The asset purchased included a repair and refurbishment facility and a supply store in Mills, Wyoming. The operating results of Watson are included in the Company's results of operations effective June 1, 1998.

                     Key Energy Group Inc. and Subsidiaries

Lakota Drilling Company

On May 22, 1998, the Company completed the acquisition of the assets of Lakota Drilling Company ("Lakota") for approximately $12 million in cash. Lakota operates seven drilling rigs in the Permian Basin region of West Texas. The operating results of Lakota are included in the Company's results of operations effective June 1, 1998.

Odessa Exploration Properties

On June 14, 1998, Odessa Exploration completed the purchase of approximately $8.7 million of oil and gas producing and undeveloped properties from a group of sellers unrelated to the Company.

JPF Well Service, Inc. and JPF Lease Service, Inc.

On April 20, 1998, the Company completed the acquisition of the assets of JPF Well Service, Inc. and JPF Lease Service, Inc. (collectively, "JPF") for approximately $6.2 million in cash. JPF operates nine well service rigs and oilfield construction equipment in Southeast Texas. The operating results of JPF are included in the Company's results of operations effective April 20, 1998.

Edwards Transport, Inc.

On March 27, 1998, the Company completed the acquisition of the assets of Edwards Transport, Inc. ("Edwards") for approximately $3.0 million in cash. Edwards operates fifteen vacuum and pump trucks in West Texas. The operating results of Edwards are included in the Company's results of operations effective April 1, 1998.

Lundy Vacuum Service, Inc.

On March 3, 1998, the Company completed the acquisition of the assets of Lundy Vacuum Service, Inc. ("Lundy") for approximately $1.4 million in cash. Lundy operates eight vacuum trucks, other oilfield fluid hauling trucks and an oilfield construction site buisiness in East Texas. The operating results of Lundy are included in the Company's results of operations effective March 3, 1998.

Lauffer Well Service, Inc.

On March 2, 1998, the Company completed the acquisition of the assets of Lauffer Well Service, Inc. ("Lauffer") for approximately $400,000 in cash. Lauffer operates four well service rigs in Kentucky. The operating results of Lauffer are included in the Company's results of operations effective March 2, 1998.

Updike Brothers, Inc.

On February 6, 1998, the Company completed the acquisition of Updike Brothers, Inc. ("Updike") for approximately $10.6 million in cash. Updike operates 25 well service rigs in Wyoming. The operating results of Updike are included in the Company's results of operations effective February 6, 1998.

Four Corners Drilling Company

On February 4, 1998, the Company completed the acquisition of the assets of Four Corners Drilling Company ("Four Corners") for approximately $10.0 million in cash. Four Corners owns 12 drilling rigs in the four corners region of the Southwestern United States. The operating results of Four Corners are included in the Company's results of operations effective February 4, 1998.

Kingsley Enterprises, Inc. d/b/a Legacy Drilling Co.

On January 30, 1998, the Company completed the acquisition of Kingley Enterprises, Inc. d/b/a Legacy Drilling Co. ("Legacy") for approximately $2.6 million in cash. Legacy operates four drilling rigs in the Permian Basin region

                     Key Energy Group Inc. and Subsidiaries
of West Texas. The operating results of Legacy are included in the Company's results of operations effective February 1, 1998.

Circle M Vacuum Services, Inc.

On January 30, 1998, the Company completed the acquisition of the assets of Circle M Vacuum Services, Inc. ("Circle M") for approximately $800,000 in cash. Circle M operates four vacuum trucks, trailers and a salt water disposal well in Southeast Texas. The operating results of Circle M are included in the Company's results of operations effective February 1, 1998.

Hot Oil Plus, Inc.

On January 29, 1998, the Company completed the acquisition of the assets of Hot Oil Plus, Inc. ("Hot Oil Plus") for approximately $2.2 million in cash. Hot Oil Plus operates eight hot oil trucks, a pump truck and a steam heater in Southeast Texas. The operating results of Hot Oil Plus are included in the Company's results of operations effective February 1, 1998.

J.W. Gibson Well Service Company

On January 8, 1998, the Company completed the acquisition of J.W. Gibson Well Service Company ("Gibson") for approximately $25.8 million, consisting of $23.9 million in cash, 100,000 shares of Common Stock and warrants to acquire 265,000 shares of Common Stock at an exercise price of $18.00 per share, subject to certain adjustments.

Gibson operates 74 well service rigs and related equipment in eight states. From August 1, 1997 through the closing of the acquisition, the Company managed the operations of Gibson pursuant to an interim operating agreement. Under the operating agreement, the Company received a management fee equal to the operating income from Gibson's operations less $25,000 per month and received a one-time management fee of $300,000. The total management fee earned from August 1, 1997 through September 30, 1998 of $361,000 is classified as other revenue in the consolidated statement of operations. The operating results of Gibson are included in the Company's consolidated results of operations effective January 8, 1998. The payment of the management fee was not contingent upon closing of this transaction.

Sitton Drilling Co.

On January 1, 1998, the Company completed the acquisition of Sitton Drilling Co. ("Sitton") for approximately $15.0 million, including $12.9 million in cash and 100,000 shares of Common Stock. Sitton operates five drilling rigs in the Permian Basin region of West Texas. The operating results of Sitton are included in the Company's results of operations effective January 1, 1998.

Wellcorps, L.L.C., White Rhino Drilling, Inc. and S&R Cable, Inc.

On December 2, 1997, the Company completed the acquisition of the assets of Wellcorps, L.L.C., White Rhino Drilling, Inc. and S&R Cable, Inc. (collectively the "Critchfield Assets") for approximately $8.4 million, consisting of $2.7 million in cash and 240,000 shares of Common Stock. The Critchfield Assets consist of five land drilling rigs, five well service rigs and other related equipment in Michigan. The operating results of Critchfield Assets are included in the Company's results of operations effective December 2, 1997.

Win-Tex Drilling Co., Inc. and Win-Tex Trucking Corporation

On November 24, 1997, the Company completed the acquisition of Win-Tex Drilling Co., Inc. and Win-Tex Trucking Corporation ("Win-Tex") for approximately $6.5 million in cash. Win-Tex operates six land drilling rigs, trucks, trailers and related equipment in West Texas. The operating results of Win-Tex are included in the Company's results of operations effective December 1, 1997.

                     Key Energy Group Inc. and Subsidiaries

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

GSI Trucking Company, Inc., Kahlden Production Services, Inc. and McCurdy Well Service, Inc.

On October 3, 1997, the Company acquired certain assets of GSI Trucking Company, Inc., Kahlden Production Services, Inc. and McCurdy Well Service, Inc. ("GSI, Kahlden and McCurdy") for approximately $1.8 million in cash. GSI, Kahlden and McCurdy operate 12 fluid and 5 equipment hauling trucks in Southeast Texas. The operating results of GSI, Kahlden and McCurdy are included in the Company's results of operations effective October 3, 1997.

Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc.

On October 1, 1997, the Company completed the acquisition of substantially all of the assets of Big A Well Service Co., Sunco Trucking Co. and Justis Supply Co., Inc. (collectively "Big A/Sunco") for approximately $31.1 million, consisting of $27 million in cash and 125,000 shares of Common Stock. Big A/Sunco operates 25 well service rigs, four drilling rigs, 75 oilfield trucks, related equipment and a machine shop/supply store in the Four Corners region of the Southwestern United States. The operating results of Big A/Sunco are included in the Company's results of operations effective October 1, 1997.

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

Landmark Fishing & Rental, Inc.

On September 16, 1997, the Company completed the acquisition of Landmark Fishing & Rental, Inc. ("Landmark") for approximately $3.8 million in cash. Landmark operates a rental tool business in Western Oklahoma and the Texas Panhandle. The operating results of Landmark are included in the Company's results of operations effective September 16, 1997.

Waco Oil & Gas Co., Inc.

On September 1, 1997, the Company completed the acquisition of certain assets of Waco Oil & Gas Co., Inc. ("Waco") for approximately $7.0 million in cash. The Waco assets included 12 well service rigs, three drilling rigs, 33 oilfield trucks operated in West Virginia. Following the consummation of the acquisition, the three drilling rigs acquired from Waco were sold to an independent third party for $2.3 million in cash. No gain or loss was recognized in the sale of these rigs. The operating results of Waco are included in the Company's results of operations effective September 23, 1997.

                     Key Energy Group Inc. and Subsidiaries

Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc.

On September 1, 1997, the Company completed the acquisition of Ram Oil Well Service, Inc. and Rowland Trucking Co., Inc. ("Ram/Rowland") for $21.5 million in cash. Ram/Rowland operates 17 well service rigs, 93 oilfield trucks, 290 frac tanks, three disposal and brine wells, and dirt construction equipment in the Permian Basin region of West Texas and Southeastern New Mexico. The operating results of Ram/Rowland are included in the Company's results of operations effective September 1, 1997.

Mosley Well Service, Inc.

On August 22, 1997, the Company completed the acquisition of Mosley Well Service, Inc., ("Mosley"), which operates 36 well service rigs and related equipment in East Texas, Northern Louisiana and Arkansas, for approximately $17.2 million in cash. The operating results of Mosley are included in the Company's results of operations effective August 22, 1997.

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

Servicios WellTech S.A.

On July 1, 1997, the Company purchased the remaining 37% minority interest in Servicios WellTech S.A. ("Servicios") from two unrelated parties for approximately $3.4 million in cash. As a result of the purchase, the Company now owns 100% of Servicios. The operating results of the remaining minority interest in Servicios are included in the Company's results of operations effective July 1, 1997.

Acquisition Completed Prior to June 30, 1997

Well-Co Oil Service. Inc.

On June 26, 1997, the Company completed its acquisition of Well-Co Oil Service, Inc. ("Well-Co") which operates 79 well service rigs and related equipment in west Texas. Well-Co was acquired for $17.5 million in cash and 240,000 shares of the Company's common stock. The results of operations of Well-Co are included in the Company's results of operations effective June 26, 1997.

Phoenix Well Service, Inc.

On June 10, 1997, the Company completed its acquisition of Phoenix Well Service, Inc. ("Phoenix") which operates 11 well service rigs and related equipment in west Texas. Phoenix was acquired for $2.3 million in cash. The results of

                     Key Energy Group Inc. and Subsidiaries
operations of Phoenix are included in the Company's results of operations effective June 26, 1997.

Southwest Oilfield Services, Inc.

On June 10, 1997, the Company completed its acquisition of Southwest Oilfield Services, Inc. ("Southwest") which operates 3 well service rigs and related equipment in western Oklahoma. Southwest was acquired for $455,000 in cash. The results of operations of Southwest are included in the Company's results of operations effective June 10, 1997.

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

Kalkaska Construction Service, Inc. ,Kalkaska Oilfield Service, Inc. and Elder Well Service, Inc.

On March 31, 1997, the Company completed the acquisition of the assets of Kalkaska Construction Service, Inc., Kalkaska Oilfield Service, Inc. ("KalCon") and Elder Well Service, Inc. ("Elder"), both based in Michigan. The KalCon assets included 40 vacuum (fluid transport) trucks, 40 trucks used in oilfield equipment hauling, seven saltwater disposal wells and other oilfield related equipment, and were acquired for approximately $8.5 million in cash and 77,998 shares of the Company's common stock. The Elder assets included six well service rigs and related equipment and were acquired for $609,000 in cash. The operating results of KalCon and Elder are included in the Company's results of operations effective April 1, 1997.

T.S.T. Paraffin Service Co., Inc.

On March 27, 1997, the Company completed the acquisition of T.S.T. Paraffin Service Co., Inc. ("TST") for $8.7 million in cash. TST operates approximately 61 trucks, 22 hot oil units and other related equipment in west Texas. The operating results of TST are included in the Company's results of operations effective April 1, 1997.

                     Key Energy Group Inc. and Subsidiaries

Tri-State Wellhead & Valve, Inc.

The Company completed its acquisition of the assets of Tri-State Wellhead & Valve, Inc. ("Tri-State") on March 17, 1997 for $550,000 in cash and 83,770 shares of the Company's common stock. The Tri-State assets consisted of a wellhead equipment rental business and five well service rigs. The operating results from these assets are included in the Company's results of operations effective April 1, 1997.

Cobra Industries, Inc.

Effective as of January 13, 1997, the Company completed the purchase of Cobra Industries, Inc. ("Cobra") for $5 million in cash and 175,000 shares of the Company's common stock. Cobra operates 26 well service rigs in southeastern New Mexico. The operating results from Cobra are included in the Company's results of operations effective February 1, 1997.

Talon Trucking Co.

Effective as of January 7, 1997, the Company completed the acquisition of the assets of Talon Trucking Co. ("Talon") for $2.7 million in cash. Talon operated three well service rigs, 21 trucks and related fluid transportation and disposal assets in Oklahoma. The operating results from these assets are included in the Company's results of operations effective January 7, 1997.

B&L Hotshot, Inc.

Effective as of December 13, 1996, the Company completed the acquisition of B&L Hotshot, Inc. and affiliated entities ("B&L") for $4.9 million in cash. B&L provides trucking and related services for oil and natural gas wells in Michigan. The operating results from B&L are included in the Company's results of operations effective January 1, 1997.

Brooks Well Servicing, Inc.

Effective as of December 1, 1996, the Company completed the acquisition of Brooks Well Servicing, Inc. ("Brooks") for 917,500 shares of the Company's common stock. Brooks was a wholly-owned subsidiary of Hunt Oil Company and operated 32 well service rigs and ancillary equipment in east Texas. The operating results from Brooks are included in the Company's results of operations effective December 1, 1996.

Hitwell Surveys, Inc.

Effective as of December 2, 1996, the Company completed the purchase of Hitwell Surveys, Inc. ("Hitwell") for approximately $1.3 million in cash. Hitwell operates eight well logging and perforating trucks in the Appalachian Basin and Michigan. The operating results from Hitwell are included in the Company's results of operations effective December 1, 1996.

Energy Air Drilling Services Co.

Effective as of November 1, 1996, the Company completed the acquisition of certain assets of Energy Air Drilling Services Co. ("Energy Air") for $500,000 in cash and 4,386 shares of the Company's common stock. Energy Air operated four air drilling packages in west Texas.

Brownlee Well Service Inc.

Effective as of October 24, 1996, the Company completed the purchase of Brownlee Well Service, Inc. ("Brownlee") and Integrity Fishing and Rental Tools Inc., ("Integrity"). Consideration for the acquisition was $6.5 million in cash and

                     Key Energy Group Inc. and Subsidiaries

61,069 shares of the Company's common stock. Brownlee and Integrity operate 16 well service rigs with ancillary equipment and a variety of oilfield fishing tools in west Texas. The operating results from Brownlee are included in the Company's results of operations effective November 1, 1996.

Woodward Well Service, Inc

Effective as of October 1, 1996, the Company completed the acquisition of Woodward Well Service, Inc. ("Woodward") for 75,000 shares of the Company's common stock and approximately $100,000 in cash, most of which is payable over a four-year period. Woodward operated five well service units in Oklahoma. The operating results from Woodward are included in the Company's results of operations effective October 1, 1996.

Acquisitions Completed Prior to June 30, 1996

Odessa Exploration Properties

In April of 1996, Odessa Exploration purchased approximately $6.9 million in cash of oil and gas producing properties from an unrelated company using proceeds from bank borrowings, which indebtedness was subsequently repaid.

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

Pro Forma Results of Operations - (unaudited)

The following unaudited pro forma results of operations have been prepared as though Well-Co, Cobra and T.S.T., Ram/Rowland, Coleman, Dunbar, Gibson, Updike and Lakota had been acquired on July 1, 1996. Proforma amounts are not necessarily indicative of the results that may be reported in the future.

                                                       Year Ended
                                       ----------------------------------------
 (Thousands, except per share data)    June 30, 1998              June 30, 1997
  -----------------------------------------------------------------------------
  Revenues                               $ 459,764                   $316,656
  Net income                                26,075                     13,342

  Basic earnings per share               $    1.52                   $   1.19


3.  OTHER ASSETS

Other assets consist of the following:
                                                                June 30,
   (Thousands)                                            1998            1997
   ---------------------------------------------------------------------------
   Investment in securities                            $12,325         $     -
   Workers compensation security deposits                1,418           1,817
   Debt issuance costs (net of amortization;
     1998 - $2,350, 1997 - $344)                        11,869           7,045
   Other                                                 1,383             458
   ---------------------------------------------------------------------------
                                                       $26,995          $9,320
   ===========================================================================

                     Key Energy Group Inc. and Subsidiaries

4.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position of the Company.

During 1995 and subsequent fiscal years, the Company entered into employment agreements with certain of its officers. These employment agreements generally run for two fiscal years, but can be automatically be extended on a yearly basis unless terminated by the Company or the applicable officer. In addition to providing a base salary for each officer, the employment agreements provide for severance payments for each officer varying from 12 to 24 months of the officers base salary. The current annual base salaries for the officers covered under such employment agreements total approximately $1,189,000.

5.  LONG-TERM DEBT

The components of long-term debt are as follows:
                                                            June 30,
         (Thousands)                                 1998             1997
         -----------------------------------------------------------------
         PNC Credit Facility (i)                 $172,000         $120,000
         5% Subordinated Debentures (ii)          216,000                -
         7% Subordinated Debentures (iii)           4,600           52,000
         Other notes payable (iv)                   7,179            2,167
         -----------------------------------------------------------------
                                                  399,779          174,167
         Less current portion                       1,848            1,404
         -----------------------------------------------------------------
         Long-term debt                          $397,931         $172,763
         =================================================================

(i)  PNC Credit Facility

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

Effective November 6, 1997, the Company entered into an Amended and Restated Credit Agreement with PNC (the "Amended PNC Credit Agreement"), as administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. The maximum commitment decreases to $175 million on November 6, 2000 and to $125 million on November 6, 2001. The loan commitment terminates on November 6, 2002. Borrowings under the credit facility may be either (i) Eurodollar Loans with interest currently payable quarterly at LIBOR plus 1.25% subject to adjustment based on certain financial ratios, (ii) Base Rate Loans with interest payable quarterly at the greater of PNC Prime Rate or the Federal Funds Effective Rate plus 1/2%, or (iii) a combination thereof, at the Company's option. The Amended PNC Credit Agreement contains certain restrictive covenants and requires the Company to maintain certain financial ratios. A change of control of the Company, as defined in the Amended PNC Credit Agreement, is an event of default. Borrowings under the Amended PNC Credit Agreement are secured by substantially all of the assets of the Company and its domestic subsidiaries.

                     Key Energy Group Inc. and Subsidiaries

Effective December 3, 1997, PNC completed the syndication of the Amended PNC Credit Agreement. In connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered into a First Amendment to the Amended PNC Credit Agreement providing for, among other things, an increase in the maximum commitment to $250 million from $200 million.

In connection with the acquisition of Dawson, the total consideration paid for the Dawson Shares pursuant to the Tender Offer and the First Merger was approximately $181.7 million. The Company's source of funds to pay such amount, certain outstanding debt of Dawson and the Company and related fees and expenses was (i) a bridge loan agreement in the amount of $150,000,000, dated as of September 14, 1998, among the Company, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent, and the other lenders party thereto (the "Bridge Loan Agreement") and (ii) a $550,000,000 Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, among the Company, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, PNC Capital Markets, Inc., as Arranger and the other lenders named from time to time parties thereto (the "Second Amended and Restated Credit Agreement"). In connection with the Bridge Loan Agreement, the Company entered into Registration Rights Agreements (the "Registration Rights Agreements") with Lehman Brothers Inc. and Lehman Commercial Paper Inc. pursuant to which the Company agreed to file with the Securities and Exchange Commission (the "Commission") within a certain time period a registration statement with respect to (i) an offer to exchange borrowings under the Bridge Loan Agreement for a new issue of debt securities of the Company, and (ii) the resale of warrants (and the shares of common stock of the Company to be issued upon the exercise of such warrant) to purchase shares of common stock of the Company issued to Lehman Brothers Inc. in connection with the Bridge Loan Agreement. Loans outstanding after one year pursuant to the Bridge Loan Agreement will convert into term loans which may be exchanged by the holders thereof for exchange notes issued pursuant to an Indenture dated as of September 14, 1998 (the "Indenture"), between the Company and The Bank of New York, trustee.

In addition, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust, most of the Company's subsidiaries guarantied those obligations and the notes issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Second Amended and Restated Credit Agreement. Under the terms of the Dawson Indenture, the Company is required to commence a cash tender offer to purchase at 101% of the aggregate principal amount of the outstanding notes (which the outstanding amount is $140 million) by mid-October 1998, the source of funds for which will be borrowings under the Second Amended and Restated Credit Agreement.

Additionally, the Company has outstanding letters of credit of $2,612,000 as of fiscal 1998 and 1997, related to its workers compensation insurance. Also, the Company is contractually restricted from paying dividends under the terms of the Bridge Loan Agreement and the First Amendment to the Amended PNC Credit Agreement.

(ii)  5% Convertible Subordinated Notes

On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of Notes. The placements were made as private offerings pursuant to Rule 144A and Regulation S under the Securities Act. The Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the Notes were issued, includes the borrowings under the Amended PNC Credit Agreement, as amended. The Notes are convertible, at the holder's option, into shares of Common Stock at a conversion price of $38.50 per share, subject to certain adjustments.

The Notes are redeemable, at the Company's option, on or after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

                     Key Energy Group Inc. and Subsidiaries

In the event of a change in control of the Company, as defined in the indenture under which the Notes were issued, each holder of Notes will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's Notes, within 60 days of such event, at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

Proceeds from the placement of the Notes were used to repay balances under the Company's credit facilities (see above). At June 30, 1998, $216,000,000 principal amount of the Notes was outstanding. Interest on the Notes is payable on March 15 and September 15. Interest of approximately $5.1 million was paid on March 15, 1998.

(iii)  7% Convertible Subordinated Debentures

In July 1996, the Company completed a $52,000,000 private offering of 7% Convertible Subordinated Debentures due 2003 (the "Debentures") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Debentures are subordinate to the Company's senior indebtedness, which as defined in the indenture pursuant to which the Debentures were issued includes the borrowings under the Amended PNC Credit Agreement, as amended.

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

As of June 30, 1998, $47,400,000 in principal amount of the Debentures had been converted into 4,861,538 shares of common stock at the option of the holders. An additional 165,423 shares of common stock were issued representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999 and an additional 35,408 shares of common stock were issued as an inducement to convert. The additional 165,423 shares of common stock, representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999, are included in equity. The fair value of the additional 35,408 shares of common stock issued as inducement to convert was $710,186 and is recorded as interest expense in the consolidated statement of operations. In addition, the proportional amount of unamortized debt issuance costs associated with the converted Debentures was charged to additional paid-in capital at the time of conversion.

At June 30, 1998, $4,600,000 principal amount of the Debentures remained outstanding. Interest on the Debentures is payable on January 1 and July 1 of each year.

(iv)  Other Notes Payable

At June 30, 1998, other notes payable consist primarily of capital leases for automotive equipment and equipment leases with varying interest rates and principal and interest payments.

                     Key Energy Group Inc. and Subsidiaries

Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of June 30, 1998:

                                             (in thousands)
            Fiscal year                        Principal
               Ended                             Amount
            ----------------------------------------------
                1999                             $   1,848
                2000                                 2,194
                2001                                 1,417
                2002                                   991
                2003                               177,329
                Thereafter                         216,000
            ----------------------------------------------
                                                 $ 399,779
            ==============================================

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, other current assets and other current liabilities approximates fair value because of the short maturity of these instruments. Marketable equity securities with a total cost of approximately $9,961,000 are deemed by management to be available for sale and are classified in the consolidated balance sheet at fair value of approximately $12,307,000 as other long-term assets with net unrealized gains of approximately $2,346,000 reported within stockholders equity.

The fair value of the Company's borrowing under its PNC Credit Facility approximates the carrying amount as of June 30, 1998 and 1997, based on the borrowing rates currently estimated to be available to the Company for loans with similar terms.

The 7% subordinated convertible debentures have a carrying value of $4.6 million and $52 million and a fair value of approximately $6.7 million and $98.9 million at June 30, 1998 and 1997, respectively. In addition, the 5% Notes have a carrying value of $216 million and a fair value of approximately $164.1 million at June 30, 1998. The fair value of these debentures was estimated using quoted market prices.

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:
                                                              June 30,
     (Thousands)                                       1998             1997
      ----------------------------------------------------------------------
      Accrued payroll and taxes                      $10,852         $ 6,674
      Unvouchered accounts payable                     3,428               -
      Group medical insurance                            695             891
      Workers compensation                               794           1,683
      State sales, use and other taxes                 1,030             247
      Gas imbalance - deferred income                      -             155
      Oil and Gas revenue distribution                   201             145
      Acquisition and reorganization accrual           2,066             838
      401(k) monies payable                              405               -
      Other                                            2,768           1,874
      ----------------------------------------------------------------------
      Total                                          $22,239        $ 12,507
      ======================================================================

                     Key Energy Group Inc. and Subsidiaries

8. STOCKHOLDERS' EQUITY

On January 13, 1998 the Company's shareholders approved the Key Energy Group, Inc. 1997 Incentive Plan (the "1997 Incentive Plan"). The 1997 Incentive Plan is an amendment and restatement of the plans formerly known as the "Key Energy Group, Inc. 1995 Stock Option Plan" (the "1995 Option Plan") and the "Key Energy Group, Inc. 1995 Outside Directors Stock Option Plan" (the "1995 Directors Plan") (collectively, the "Prior Plans"). All outstanding options previously granted under the Prior Plans and outstanding as of November 17, 1997 (the date on which the Company's Board of Directors adopted the plan)were assumed and continued, without modification, under the 1997 Incentive Plan.

Under the 1997 Incentive Plan, the Company may grant the following awards to key employees, Directors who are not employees ("Outside Directors") and consultants of the Company, its controlled subsidiaries, and its parent corporation, if any:
(i) incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) "nonstatutory" stock options ("NSOs"), (iii) stock appreciation rights ("SARs"), (iv) shares of the restricted stock, (v) performance shares and performance units, (vi) other stock-based awards and (vii) supplemental tax bonuses (collectively, ("Incentive Awards"). ISOs and NSOs are sometimes referred to collectively herein as "Options".

The Company may grant  Incentive  Awards covering an aggregate of the greater of
(i) 3,000,000 shares of the Company's Common Stock and (ii) 10% of the shares of Common Stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of Common Stock from the previous calendar quarter shall not result in a decrease in Common Stock available for issuance under the 1997 Incentive Plan. Up to 3,000,000 shares of Common Stock shall be available for Incentive Stock Options.

Any shares of Common Stock that are issued and are forfeited or are subject to Incentive Awards under the 1997 Incentive Plan that expire or terminate for any reason will remain available for issuance with respect to the granting of Incentive Awards during the term of the 1997 Incentive Plan, except as may otherwise be provided by applicable law. Shares of Common Stock issued under the 1997 Incentive Plan may be either newly issued or treasury shares, including shares of Common Stock that the Company receives in connection with the exercise of an Incentive Awards. The number and kind of securities that may be issued under the 1997 Incentive Plan and pursuant to then outstanding Incentive Awards are subject to adjustments to prevent enlargement or dilution of rights resulting from stock dividends, stock splits, recapitalizations, reorganization or similar transactions.

The maximum number of shares of Common Stock subject to Incentive Awards that may be granted or that may vest, as applicable, to any one Covered Employee (defined below) during any calendar year shall be 500,000 shares, subject to adjustment under the provisions of the 1997 Incentive Plan.

The maximum aggregate cash payout subject to Incentive Awards (including SARs, performance units and performance shares payable in cash, or other stock-based awards payable in cash) that may be granted to any one Covered Employee during any calendar year is $2,500,000. For purposes of the 1997 Incentive Plan, "Covered Employees" means a named executive officer who is one of the group covered employees as defined in Section 162(m) of the Code and the regulation promulgated thereunder (ie., generally the chief executive officer and the other four most highly compensated executives for a given year.)

The 1997 Incentive Plan is administrated by the Compensation Committee appointed by the Board of Directors (the "Committee") consisting of not less than two

                     Key Energy Group Inc. and Subsidiaries
directors each of whom is (i) an "outside director" under Section 162(m) of the Code and (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934 .

The following table summarizes the stock option activity related to the Company's plans:
                                                                   Price
                                         Shares                  Per Share
         -----------------------------------------------------------------
         Outstanding, July 1, 1995         -                         -
         Granted                       1,075,000                  $ 5.00
         ---------------------------------------------------------------
         Outstanding, June 30, 1996    1,075,000
         ---------------------------------------------------------------
         Granted                         175,000                  $ 7.50
         Granted                         175,000                  $ 8.313
         Granted                          50,000                  $ 8.375
         Granted                          25,000                  $ 8.50
         Granted                          25,000                  $11.125
         Granted                         535,000                  $13.25
         Granted                          25,000                  $14.50
         Granted                          50,000                  $16.875
         Canceled                        (27,000)                 $ 5.00
         Exercised                       (28,000)                 $ 5.00
         ---------------------------------------------------------------
         Outstanding, June 30, 1997    2,080,000
         ---------------------------------------------------------------
         Granted                          20,000                  $18.125
         Granted                         250,000                  $20.4375
         Granted                          15,000                  $20.50
         Granted                         116,000                  $15.00
         Granted                          15,000                  $16.00
         Exercised                      (209,000)                 $ 5.00
         ---------------------------------------------------------------
         Outstanding, June 30, 1998    2,287,000
         ===============================================================

The Company applies APB 25 and related Interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income and net income per share, for the years ended June 30, 1998 and 1997 would have been adjusted to the following pro forma amounts:

                                                      (unaudited)
                                                  Year Ended June 30,
                                                 1998             1997
              --------------------------------------------------------
              Net income (in thousands)       $22,452           $8,680
              Basic net income per share      $  1.31           $  0.71
              Diluted net income per share    $  1.14           $  0.61

The pro forma net income and pro forma net income per share amounts noted above are not likely to be representative of the pro forma amounts to be reported in future years. Pro forma adjustments in future years will include compensation expense associated with the options granted in fiscal year 1998 and 1997 plus compensation expense associated with any options awarded in future years. As a result, such pro forma compensation expense is likely to be higher than the levels reflected for 1998 and 1997 if any options are awarded in future years.

Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grant in 1998 and 1997:

                     Key Energy Group Inc. and Subsidiaries

                                                 1998              1997
         ---------------------------------------------------------------
         Risk-free interest rate                 5.79%             6.59%
         Expected life                          5 years           5 years
         Expected volatility                      136%              28%
         Expected dividend yield                    0%               0%

The total fair value of options granted at June 30, 1998 and 1997 is $14,098,000 and $6,541,000, respectively.

9. INCOME TAXES

Components of income tax expense are as follows:

                                      Fiscal Year Ended June 30,
(Thousands)                    1998                  1997                  1996
 ------------------------------------------------------------------------------
 Federal and State:
  Current                  $  7,343               $ 1,664              $    270
  Deferred                    7,287                 3,836                 1,618
 ------------------------------------------------------------------------------
                            $14,630               $ 5,500              $  1,888
 ==============================================================================

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

                                         Fiscal Year Ended June 30,
(Thousands)                  1998                   1997                  1996
 -----------------------------------------------------------------------------
 Income tax computed at
  Statutory rate             35.0%                  35.0%                 34.0%
  Amortization of goodwill
   disallowance               1.1                    1.5                     -
  Meals and entertainment
   disallowance               0.7                    0.8                    1.7
  State taxes                 0.7                     .2                      -
  Other                       0.2                    0.4                   (1.8)
 ------------------------------------------------------------------------------
                             37.7%                  37.9%                  33.9%
 ==============================================================================

Deferred tax assets (liabilities) are comprised of the following :

                                         Fiscal Year Ended June 30,
(Thousands)                  1998                   1997                  1996
 -----------------------------------------------------------------------------
 Net operating loss and
  tax credit
  carry-forwards         $  5,564               $  4,628              $  6,293
 Property and equipment   (99,664)               (40,410)               (10,942)
 Other                      2,363                    (82)                    95
 ------------------------------------------------------------------------------
 Net deferred tax
  liability              $ 91,737              $ (35,864)             $  (4,554)
 ==============================================================================

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

The Company estimates that as of June 30, 1998, the Company will have available approximately $3,290,000 of net operating loss carryforwards (which begin to expire in 2001). The net operating loss carryforwards are subject to an annual limitation of approximately $940,000, under Sections 382 and 383 of the Internal Revenue Code.

                     Key Energy Group Inc. and Subsidiaries

10.  LEASING ARRANGEMENTS

Among other leases, the Company (primarily its subsidiaries) leases certain automotive equipment under non-cancelable operating leases which expire at various dates through 2002. The term of the operating leases generally run from 36 to 60 months with varying payment dates throughout each month. In addition, in the case of Yale E. Key, each lease includes an option to purchase the equipment and an excess mileage charge as defined in the leases.

As of June 30, 1998, the future minimum lease payments under non-cancelable operating leases, in thousands, are as follows:

                                                    Lease
             Fiscal Year                           Payments
           Ending June 30,                        (thousands)
           --------------------------------------------------
                1999                              $ 7,249
                2000                                6,022
                2001                                3,492
                2002                                1,641
                2003                                  660
           ---------------------------------------------------
                                                  $19,064
           ===================================================

Operating  lease  expense  was   approximately   $8,002,000,   $5,299,000,   and
$2,897,000,   for  the  fiscal  years  ended  June  30,  1998,  1997  and  1996, respectively.

11.  EMPLOYEE BENEFIT PLANS

Prior to January 1, 1998, the Company maintained two 401(k) plans (the "Old Plans") for its employees such that employees of WellTech Eastern were eligible for participation in one Plan (the "WellTech 401(k) Plan"), while all other employees were eligible for participation in the other Plan (the "Key 401(k) Plan"). At January 1, 1998, the Company merged the two Old Plans into one plan (the "New Plan"). Both the Old Plans and the New Plan cover substantially all employees of the Company.

After January 1, 1998, under the New Plan, the Company matches 100% of the employees' contributions up to a maximum of $1,000 per participant per year. Contributions to the New Plan after January 1, 1998 totaled $699,108. Prior to January 1, 1998, under the Old Plans, the Company matched employees' contributions up to 10% of the employees' contribution to the Key 401(k) Plan. These contributions totaled approximately $36,000, $35,000 and $19,000 for the six month period ended December 31, 1997 and the years ended June 30, 1997 and 1996, respectively. Additionally, the Company contributed $172,401 and $300,000 into the WellTech 401(k) Plan for the six month period ended December 31, 1997 and the year ended June 30, 1997, respectively . The Company matched employee contributions up to 50% (to a maximum of $1,000 per employee) of the employees' contributions to the WellTech 401(k) Plan.

12.  MAJOR CUSTOMERS

Sales to customers representing 10% or more of consolidated revenues for the years ended June 30, 1997, 1996 were as follows:

                                        Fiscal Year Ended June 30,
                                            1997         1996
                  ------------------------------------------------
                  Customer A                 13%          20%
                  Customer B                  7%          11%

The Company did not have any one customer which represented 10% or more of consolidated revenues for the fiscal year ended June 30, 1998.

                     Key Energy Group Inc. and Subsidiaries

13.  TRANSACTIONS WITH RELATED PARTIES

WellTech Eastern paid $108,000 and $78,000 for the years ended June 30, 1998 and 1997, respectively, for office/yard rental expense in which an officer of the Company and WellTech Eastern has an interest. In the opinion of the Board of Directors of the Company, based on the Board's review of competitive bids, this transaction was on terms at least as favorable to the Company as could have been obtained from a third party.

Odessa Exploration paid $702,000 for the year ended June 30, 1998 for certain oil and gas assets in a transaction involving a company, the president of which is an outside director of the Company. At June 30, 1998, the Company owed $300,000 to the same company.

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

15.  BUSINESS SEGMENT INFORMATION

Information about the Company's operations by business segment is as follows:

                                                      Year Ended June 30,
   (Thousands)                                 1998           1997        1996
   ---------------------------------------------------------------------------
   Identifiable assets:
   Oilfield services                       $513,583       $242,001     $94,962
   Oil and gas well drilling services        84,579          8,365       5,583
   Oil and gas                               39,047         23,544      18,170
   General corporate                         61,431         46,185       3,007
   ---------------------------------------------------------------------------
                                           $698,640       $320,095    $121,722
   ===========================================================================
   Capital expenditures (excluding acquisitions):
   Oilfield services                       $ 44,284       $ 15,084    $  5,188
   Oil and gas well drilling services         5,385          1,483         598
   Oil and gas                                7,849          8,188       1,879
   ---------------------------------------------------------------------------
                                           $ 57,518       $ 24,755     $ 7,665
   ===========================================================================
   Depreciation, depletion and amortization:
   Oilfield services                       $ 26,060       $  9,198     $ 3,862
   Oil and gas well drilling services         2,450            436         221
   Oil and gas                                2,043            870         618
   General corporate                            448            572           -
   ---------------------------------------------------------------------------
                                           $ 31,001       $ 11,076     $ 4,701
   ===========================================================================

                     Key Energy Group Inc. and Subsidiaries

The Company's oilfield services subsidiaries operate a variety of oilfield service equipment including workover rigs, hot oil units, transports and various other oilfield servicing equipment. In addition, they perform a variety of other oilfield services including fishing tools, frac tanks and blow-out preventers.

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

Oil and gas well drilling services are conducted primarily by Key Energy Drilling. Key Energy Drilling operates forty drilling rigs which drill for oil and gas in the West Texas and New Mexico area.

16.  SUBSEQUENT EVENTS.

Acquisitions Completed after June 30, 1998

The following acquisitions have been completed after June 30, 1998 and are not included in the Company's results of operations for the twelve months ended June 30, 1998.

Colorado Well Service, Inc.

On July 15, 1998, the Company closed the acquisition of the assets of Colorado Well Service, Inc. ("Colorado") for approximately $6.5 million in cash. Colorado operates seventeen well service rigs and one drilling rig in Utah and Colorado.

TransTexas Assets

On August 19, 1998, the Company completed the acquisition of certain oilfield service assets of TransTexas Gas Corporation ("TransTexas") for approximately $20.5 million in cash and future obligations. The TransTexas assets are based in Laredo, Texas and include nine well service rigs, approximately 80 oilfield service trucks and 173 frac and other tanks.

Flint Asset Purchase

On September 16, 1998, the Company closed the acquisition of certain assets of Flint Engineering & Construction Co., a subsidiary of Flint Industries, Inc. ("Flint") for approximately $11.9 million in cash. Flint operates 55 well service rigs and 25 oilfield trucks in the Rocky Mountains, Four Corners Area, MidContinent Region, Permian Basin and ArkLaTex Region.

Iceberg, S.A.

On September 24, 1998, the Company closed the acquisition of the assets of Iceberg, S.A. ("Iceberg") for approximately $4.4 million in cash. Iceberg operates four well service rigs in Comodoro Rivadavia, Argentina.

HSI Group

On September 24, 1998, the Company closed the acquisition of substantially all of the operating assets of Hellums Services II, Inc., Superior Completion Services, Inc., South Texas Disposal, Inc. and Elsik II, Inc. ("HSI Group") for $47.9 million in cash. HSI Group operates, among other assets, approximately 80 oilfield trucks and eight well service rigs in South Texas.

                     Key Energy Group Inc. and Subsidiaries

Dawson Production Services Inc.

On September 15, 1998, Midland Acquisition Corporation ("Midland"), a New Jersey corporation and a wholly-owned subsidiary of the Company, completed its cash tender offer (the "Tender Offer") for all outstanding shares of common stock, par value $0.01 per share (the "Dawson Shares"), including the associated common stock purchase rights, of Dawson at a price of $17.50 per share. The Tender Offer expired at 8:30 a.m., New York City Time, on Tuesday, September 15, 1998. Midland accepted for payment 10,021,601 Dawson Shares for a total purchase price of approximately $175.4 million. The acceptance of tendered Dawson Shares, together with Dawson Shares previously owned by Midland and the Company prior to the commencement of the Tender Offer resulted in Midland and the Company acquiring approximately 97.0% of the outstanding Dawson Shares. The purchase price for Dawson Shares pursuant to the Tender Offer and the merger agreement was determined pursuant to arms-length negotiations between the parties and was based on a variety of factors, including, without limitation, the anticipated earnings and cash flows of Dawson.

The Tender Offer was made pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 11, 1998, by and among, Midland, the Company and Dawson. On September 18, 1998, pursuant to the terms of the Merger Agreement, Midland was merged with and into Dawson (the "First Merger") under the laws of the States of New Jersey and Texas and all Dawson Shares not owned by Midland were cancelled and retired and converted into the right to receive
$17.50 in cash. On September 21, 1998, Dawson was merged with and into the Company (the "Second Merger") pursuant to the laws of the States of Maryland and Texas.

The total consideration paid for the Dawson Shares pursuant to the Tender Offer and the First Merger was approximately $181.7 million.

Dawson operates approximately 527 well service rigs, 200 oilfield trucks, and 21 production testing units in South Texas and the Gulf Coast, East Texas and Louisiana, the Permian Basin of West Texas and New Mexico, the Anadarko Basin of Texas and Oklahoma, California, and in the inland waters of the Gulf of Mexico.

                     Key Energy Group Inc. and Subsidiaries

17.  CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended June 30, 1998, 1997 and 1996 are presented below:

                                          Year Ended June 30,
        (Thousands)          1998                  1997                  1996
         --------------------------------------------------------------------
         Interest paid  $  16,441              $  5,850                 $2,205
         Taxes paid         9,024                     -                    391

Supplemental schedule detailing the purchase price of acquisitions including non-cash consideration paid for the year ended June 30, 1996 is presented below:

                                                                 (thousands)
          --------------------------------------------------------------------
          Fair value of Common Stock issued for
           WellTech, Inc.                                          $17,929
          Assumption of Welltech, Inc.
           Working capital deficit                                   1,734
          Assumption of Welltech, Inc.
           non-current liabilities and debt                         27,570
          Acquisition of WellTech, Inc.
           property and equipment                                   47,455

Supplemental schedule detailing the purchase price of acquisitions including non-cash consideration paid for the year ended June 30, 1997 is presented below (in thousands):


                               Acquisition                                                     Fair Value
                                of Issued          Assumption of       Assumption of          of Property
Acquisition                   Common Stock             Debt             Liabilities          and Equipment
----------------------------------------------------------------------------------------------------------
Brownlee Well Service Inc.    $     671             $ 1,948               $ 3,558             $ 11,234
Woodward Well Service, Inc.         563                  80                   771                1,351
Brooks Well Servicing, Inc.      11,125                   -                 6,291               16,935
Hitwell Surveys, Inc.                 -                 176                 1,425                2,655
B&L Hotshot, Inc.                     -                  -                    175                4,575
Energy Air Drilling Services Co.     48                 150                     -                  700
Talon Trucking Co.                    -                   -                     -                2,700
Cobra Industries, Inc.            2,386                 625                 3,867               10,171
T.S.T Paraffin Service Co., Inc.      -                  70                 3,599               10,035
Tri-State Wellhead & Valve, Inc.  1,000                   -                     -                1,339
Kalkaska Construction
     Service, Inc.                1,111                   -                 1,187                10,711
Well-Co Oil Service, Inc.         4,050                 599                11,337                28,463
Shreve's Well Service                 -                   -                    50                   600
Youngs Wireline                       -                   -                   225                   744
Phoenix Well Service                  -                 410                 1,761                 3,897
Elder Well Service, Inc.              -                   -                    40                   649
Diamond Well Service, Inc.            -                   -                    -                    675
Southwest Oilfield Services, Inc.     -                   -                    -                    455
Edco Well Service                     -                   -                   50                    460

                     Key Energy Group Inc. and Subsidiaries

Supplemental schedule detailing the purchase price of acquisitions including non-cash consideration paid for the year ended June 30, 1998 is presented below (in thousands):

                                    Fair Value                                                   Acquisition
                                     of Issued          Assumption of          Assumption of     of Property
Acquisition                        Common Stock              Debt               Liabilities     and Equipment
-------------------------------------------------------------------------------------------------------------
Watson Truck & Supply, Inc.    $         -          $        -                 $    100            $  1,370
Lakota Drilling Company                  -                   -                        6              11,900
JPF Well Service, Inc.
 and JPF Lease Service, Inc.             -                   -                        6               4,500
Edwards Transport, Inc.                  -                   -                        -               1,037
Lundy Vacuum Service, Inc.               -                   -                        -               1,061
Lauffer Well Service, Inc.               -                   -                       50                 350
Updike Brothers, Inc.                    -                 1,197                  7,748              10,595
Four Corners Drilling Company            -                   -                      150               9,600
Kingsley Enterprises, Inc.               -                   300                  3,692               4,866
Circle M Vacuum Services, Inc.           -                   -                        -                 700
Hot Oil Plus, Inc.                       -                   200                      -               1,900
J.W. Gibson Well Service Company       1,856                 -                    4,532              22,214
Sitton Drilling Co.                    2,169                 -                    4,071              10,642
Wellcorps,
L.L.C., White Rhino Drilling,
 Inc. and S&R Cable, Inc.              5,760                 -                      500               6,439
Jeter Service Co.                        -                 1,802                  3,686               6,553
GSI Trucking Company, Inc., Kahlden
 Production Services, Inc. and
 McCurdy Well Service, Inc.              -                    51                      -               1,181
Big A Well Service Co., Sunco
  Trucking Co. and Justis
  Supply Co., Inc                      4,078                 359                  2,504              24,618
Frontier Well Service, Inc.              -                   -                    2,118               5,478
Dunbar Well Service, Inc.                -                   -                    6,273              15,206
BRW Drilling, Inc.                       -                 1,919                  6,194              14,140
Landmark Fishing & Rental, Inc.          -                   539                  2,386               5,180
Waco Oil & Gas Co., Inc.                 -                   -                      500               7,644
Ram Oil Well Service, Inc. and
  Rowland Trucking Co., Inc.             -                   -                    7,669              19,918
Mosley Well Service, Inc.                -                   933                    406              25,246
Kenting Holdings (Argentina) S.A.        -                   -                        -                   -
Patrick Well Service, Inc.               -                   563                    625               9,263
Win-Tex Drilling and Trucking            -                   295                  3,942               7,392

                     Key Energy Group Inc. and Subsidiaries

18.  Unaudited Supplementary Information - Quarterly Results of Operations

Summarized quarterly financial data for 1998 and 1997 are as follows:

  (in thousands, except per           First      Second     Third       Fourth
   share amounts                    Quarter     Quarter    Quarter     Quarter
   ---------------------------------------------------------------------------
   1998
   Revenues                         $75,399    $109,595   $120,724    $114,328
   Earnings from operations          22,780      33,960     37,281      37,074
   Net earnings                       4,111       7,345      7,082       5,637
   Earnings per share                   .29         .40        .39         .31
   Weighted average common shares
     and equivalents outstanding     14,126      18,151     18,295      18,261

   1997
   Revenues                         $31,462     $36,197    $43,050     $52,921
   Earnings from operations           2,396       3,022      3,563       5,621
   Net earnings                       1,554       2,043      2,365       3,136
   Earnings per share                   .15         .19        .20         .26
   Weighted average common shares
     and equivalents outstanding     10,425      10,850     11,612      11,979

The fourth quarter of fiscal 1997 includes an adjustment of $2 million for previously unrecorded inventory.

Amounts reported for the first quarter of 1998 differ from the amounts previously reported on Form 10-Q, filed for the quarter ended September 30, 1997, due to non-cash adjustments recorded in the fourth quarter which are associated with the 7% debentures converted in the first quarter of fiscal year 1998.

                          Independent Auditors' Report



To The Board of Directors and Stockholders
Key Energy Group, Inc.

We have audited the accompanying consolidated balance sheets of Key Energy Group, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Energy Group, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.



                                                          KPMG PEAT MARWICK LLP


Midland, Texas
September 1, 1998

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

PART III.

ITEMS 10 - 13.

Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference from the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of June 30, 1998.

   PART IV.

   ITEM 14.       EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

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

2.2 Joint Plan of Reorganization, dated as of October 20, 1992, of the Company, ESKEY Inc. and YFC International Finance N.V. and Order, dated December 4, 1992, of the United States Bankruptcy Court for the District of New Jersey, approving the Joint Plan of Reorganization (Incorporated by reference to Exhibits 2 (a) and 28 (a) of the Company's Current Report on Form 8-K dated December 14, 1992, File No. 1-8038).

2.3 Agreement and Plan of Merger dated as of July 20, 1993, by and among the Company, OEI Acquisition Corp. and Odessa Exploration Incorporated. (Incorporated by reference to Exhibit 2(a) of the Company's Current Report on Form 8-K dated September 2, 1993, File No. 1-8038).

2.4 Asset Purchase Agreement dated as of December 10, 1993 between the Company and WellTech, Inc. (Incorporated by reference to Exhibit 2(a) of the Company's Current Report on Form 8-K dated August 17, 1984, File No. 1-8038).

3.1  Amended and Restated Articles of Incorporation of the Company (Incorporated
     by  reference  to  the  Company's   Registration  Statement  on  Form  S-4,
     Registration No. 333-369).

3.2 Amended and Restated By-Laws of the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 dated March 8, 1996, Registration No. 333-369).

3.3 Amendment to the Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated February 2, 1998, File No. 000-22665, and incorporated herein by reference).

4.1 7% Convertible Subordinated Debenture of the Company due July 1, 2003. (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

4.2 Indenture for the 7% Convertible Subordinated Debenture of the Company due July 1, 2003. (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

4.3 Registration Rights Agreement among the Company, McMahan Securities Co., L.P. and Rausher Pierce Refsnes, Inc., dated as of July 3, 1996. (Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

4.4 Registration Rights Agreement between the Company and D. Kirk Edwards, dated as of July 20, 1993. (Incorporated by reference to Exhibit 10 ( c ) to the Company's Current Report on Form 8-K/A).

4.5 Registration Rights Agreement dated as of March 2, 1996 among the Company and certain of its stockholders. (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 353-369).

4.6 Registration Rights Agreement dated as of March 30, 1995 between the Company, Clint Hurt and Associates, Inc. and Clint Hurt. (Incorporated by reference to Exhibit 10 (d) of the Company's Annual Report on 10-KSB dated June 30, 1995, File No. 1-8038).

4.7 Form of Common Stock Purchase Warrant to Purchase Key Common Stock issued in connection with the WellTech Merger. (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 353-369).

4.8 Indenture dated as of September 25, 1997, among Key Energy Group, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to
     Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

4.9 Registration Rights Agreement among Key Energy Group, Inc., Lehman Brothers Inc., and McMahan Securities Co. L.P. dated as of September 25, 1997.
     (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.1 Employment Agreement between the Company and D. Kirk Edwards, dated as of July 1, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1997, File No. 1-8038)

10.2 Employment Agreement between WellTech Eastern, Inc. and Kenneth Hill, dated as of March 29, 1996. (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

10.3 Employment Agreement between the Company and Kenneth Huseman, dated as of August 3, 1996. (Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended June 30, 1997, File No. 1-8038)

10.4 Letter Agreement between Van Greenfield and the Company dated May 15, 1996. (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

10.5 Amendment No. 2 to the Company's Employment Agreement between Francis D. John and the Company, dated as of May 15, 1996. ( Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

10.6 Letter Agreement between Morton Wolkowitz and the Company dated June 3, 1996. ( Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

10.7 Asset Purchase Agreement between Hardy Oil & Gas USA, Inc. and Arch Petroleum, Inc. dated as of April 1996. (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

10.8 Asset Purchase Agreement between Arch Petroleum, Inc. and Odessa Exploration, Inc. dated as of April 18, 1996. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

10.9 General Conveyance by Arch Petroleum, Inc. to Odessa Exploration, Inc. dated as of January 1, 1996. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).

10.10Plan and  Agreement  of  Merger  among Key  Energy  Group,  Inc.,  WellTech
     Eastern, Inc. and Woodward Well Service, Inc. dated as of September 30, 1996. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

10.11Stock Purchase Agreement among Key Energy Group, Inc., Reo Brownlee,  Elvin
     Brownlee, Jr. And Elvin Brownlee III dated as of October 24, 1996. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

10.12Asset Purchase  Agreement among Yale E. Key, Inc., Key Energy Group,  Inc.,
     Energy Air Drilling Service Co. and Dale Rennels dated as of November 1, 1996. (Incorporated by reference to Exhibit 10( c ) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

10.13Stock  Purchase  Agreement  among Key Energy Group,  Inc.,  Ed Hitt,  Helen
     Hitt, Michael E. Thompson and Edward Monroe, Jr. Dated as of December 2, 1996. (Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

10.14Plan and  Agreement  of  Merger  among Key  Energy  Group,  Inc.,  WellTech
     Eastern, Inc., Hunt Oil Company and Brooks Well Servicing, Inc. dated as of November 22, 1996. (Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

10.15Asset Purchase Agreement among WellTech Eastern,  Inc., B&L Hotshot,  Inc.,
     McDowell & Sons, Inc., 4 Star Trucking, Inc., R.B.R. Inc., Royce D. Thomas, John F. McDowell and John R. McDowell dated as of December 13, 1996. (Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

10.16Asset Purchase  Agreement  among  WellTech  Eastern,  Inc.,  Talon Trucking company and Lomak Petroleum, Inc. dated as of December 31, 1996. (Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

10.17First Supplemental Indenture dated as of November 20, 1996 by and between Key Energy Group, Inc. and American Stock Transfer & Trust Company, as Trustee. (Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).

10.18Stock Purchase  Agreement among Key Energy Group, Inc., Michael and Georgia
     McDermett dated as of January 10, 1997. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.19Asset Purchase  Agreement among WellTech  Eastern,  Inc., Key Energy Group,
     Inc. Tri State Wellhead & Valve, Inc. and John C. Bozeman dated as of March 14, 1997. (Incorporated by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.20Stock Purchase Agreement among Yale E. Key, Inc., Keith and Leslie Neill as of March 24, 1997. (Incorporated by reference to Exhibit 10( c ) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.21Asset Purchase  Agreement among Key Energy Group,  Inc.,  WellTech Eastern,
     Inc., Elder Well Service, Inc., Martha Elder, Kenneth L. Ward, Nona Faye Mugraur, Lela Gaye Biehl and Johnny Ray Johnson dated as of March 28, 1997. (Incorporated by reference to Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.22Asset  Purchase  Agreement  #1 among  WellTech  Eastern,  Inc.,  Key Energy
     Group, Inc., Kalkaska Construction Service, Inc., Dennis Hogerheide, LaWenda Hogerheide, David Hogerheide and Derek Hogerheide dated March 31, 1997. (Incorporated by reference to Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.23Asset  Purchase  Agreement  #2 among  WellTech  Eastern,  Inc.,  Key Energy
     Group, Inc., Kalkaska Construction Service, Inc., Dennis Hogerheide, LaWenda Hogerheide, David Hogerheide and Derek Hogerheide dated March 31, 1997. (Incorporated by reference to Exhibit 10(f) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.24Stock Purchase Agreement among WellTech Eastern, Inc., Dennis Hogerheide and LaWenda Hogerheide dated as of March 31, 1997. (Incorporated by reference to Exhibit 10(g) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.25Asset  Purchase  Agreement  among  WellTech  Eastern,  Inc.,  Diamond  Well
     Service, Inc., John Scott and Dwayne Wardwell dated as of April 3, 1997. (Incorporated by reference to Exhibit 10(h) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.26Asset Sale Agreement among WellTech Eastern, Inc. and Drillers, Inc. dated as of April 14, 1997. (Incorporated by reference to Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.27Asset  Purchase  Agreement  among  WellTech  Eastern,  Inc.,  Shreve's Well
     Service, Inc. and William A. Shreve dated April 18, 1997. (Incorporated by reference to Exhibit 10(j) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.28Asset Purchase Agreement among WellTech Eastern,  Inc. and Petro Equipment,
     Inc. and Donald E. Clark dated as of May 1, 1997. (Incorporated by reference to Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q dated March 31, 1997, File No. 1-8038).

10.29Asset Purchase Agreement among WellTech Eastern,  Inc.,  Southwest Oilfield
     Services, Inc., David Wright and Roy Wofford dated May 29, 1997. . (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K dated June 30, 1997, File No. 1-8038).

10.30Stock  Purchase  Agreement  among Yale E. Key, Inc. and Raleigh K. Turn and
     David Butts dated June 9, 1997. (Incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K dated June 30, 1997, File No. 1-8038).

10.31Stock  Purchase  Agreement  among Key  Energy  Group,  Inc.  and Mark Duane
     Massingill and Claudia Lynn Massingill dated as of June 25, 1997. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 9, 1997, File No. 1-8038).

10.32Stock Purchase  Agreement  among WellTech  Eastern,  Inc.  between Monty D.
     Elmore dated as of July 17, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K dated June 30, 1997, File No. 1-8038).

10.33Stock Purchase Agreement between WellTech Eastern,  Inc. and Kenting Energy
     Services, Inc. dated as of July 30, 1997. (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended June 30, 1997, File No. 1-8038)

10.34Stock  Purchase  Agreement  between  WellTech  Eastern,  Inc. and Robert E.
     Mosley, Jr. et al dated as of August 22, 1997. (Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K dated June 30, 1997, File No. 1-8038).

10.35Credit Agreement dated as of June 6, 1997 among Key Energy Group, Inc., several banks and other financial institutions or entities from time to time parties to the Agreement, PNC Bank, N.A., Norwest Bank of Texas, N.A., and Lehman Commercial Paper Inc. (Incorporated by reference to Exhibit
     10.39 to the Company's Annual Report on Form 10-K dated June 30, 1997, File No. 1-8038).

10.36Master  Guarantee and Collateral  Agreement made by Key Energy Group,  Inc.
     and certain of its Subsidiaries in favor of Norwest Bank of Texas, N.A. dated as of June 6, 1997. (Incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K dated June 30, 1997, File No. 1-8038).

10.37Stock  Purchase  Agreement by and among  Nabors  Acquisition  Corp.  IV, as
     Seller, Key Rocky Mountain, Inc., as Buyer, and Key Energy Group, Inc. dated as of July 31, 1997. ("Gibson Stock Purchase Agreement.") (Incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.38Amendment One to the Gibson Stock  Purchase  Agreement  dated as of October
     10, 1997.(Incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.39Stock Purchase Agreement (Ram Oil Well Service, Inc.) by and among, Yale E.
     Key, Inc. and Robert D. Calhoon dated as of September 1, 1997 (incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated September 1, 1997, File No. 1-8038).

10.40Stock Purchase  Agreement (Rowland Trucking Co.) by and among, Yale E. Key,
     Inc. and Robert D. Calhoon dated as of September 1, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated September 1, 1997,File No. 1-8038).

10.41Asset Purchase Agreement among WellTech Eastern,  Inc., Waco Oil & Gas Co.,
     Inc. and I.L. Morris dated as of September 1, 1997. (Incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.42Asset  Purchase  Agreement  among  Key  Four  Corners,   Inc.,  Key  Energy
     Group,Inc., Coleman Oil & Gas Co., Big A Well Service Co., Sunco Trucking Co., Justis Supply Co., Inc. and George E. Coleman dated as of September 2, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated October 1, 1997, File No. 1-8038).

10.43Stock  Purchase  Agreement  between  WellTech  Eastern,  Inc.  and  William
     Gregory Wines dated as of September 16, 1997. (Incorporated by reference to Exhibit 10(j) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.44Stock Purchase Agreement among, Key Energy Drilling,  Inc. and S.K. Rogers,
     Joe Dee Brooks, Lynn E. Waters and Donnie Roberts dated as of September 25, 1997. (Incorporated by reference to Exhibit 10(k) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.45Stock Purchase Agreement among Key Rocky Mountain, Inc., Joseph R. Dunbar and Janice N. Dunbar dated as of September 29, 1997. (Incorporated by reference to Exhibit 10(m) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.46Stock Purchase  Agreement among Key Rocky Mountain,  Inc., Bruce L. Bummer,
     Jack Hartnett, Diane Hartnett and Bruce Bummer 7/14/82 Family Trust dated as of September 30, 1997. (Incorporated by reference to Exhibit 10(n) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.47Amended and Restated Credit Agreement among Key Energy Group, Inc. and several other financial institutions dated as of June 6, 1997 as amended and restated through November 6, 1997. (Incorporated by reference to Exhibit 10(s) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.48First Amendment to the Amended and Restated Credit Agreement dated as of June 6, 1997, as amended and restated through November 6, 1997 dated December 3, 1997. (Incorporated by reference to Exhibit 10(t) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.49Asset  Purchase  Agreement  among WellTech  Eastern,  Inc. and McCurdy Well
     Service, Inc. effective as of October 3, 1997. (Incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.50Asset  Purchase  Agreement  among WellTech  Eastern,  Inc. and GSI Trucking
     Company, Inc. effective as of October 3, 1997. (Incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.51Asset  Purchase   Agreement  among  WellTech  Eastern,   Inc.  and  Kahlden
     Production Services, Inc. effective as of October 3, 1997. (Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.52Stock Purchase Agreement between WellTech Eastern, Inc. and Donald Jeter, effective as of November 11, 1997. (Incorporated by reference to Exhibit 10(g) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.53Stock Purchase  Agreement  between Key Energy Drilling,  Inc. and Robert C.
     Jones and Dana Lunette Jones, effective as of November 24, 1997. (Incorporated by reference to Exhibit 10(h) of the Company's Quarterly
     Report on Form 10-Q for the  quarter  ended  December  31,  1997,  File No.
     1-8038)

10.54Asset Purchase  Agreement among WellTech  Eastern,  Inc., Key Energy Group,
     Inc. and White Rhino Drilling, Inc. and Jeff Critchfield, effective as of December 2, 1997. (Incorporated by reference to Exhibit 10(i) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.55Asset Purchase  Agreement among WellTech  Eastern,  Inc., Key Energy Group,
     Inc., S&R Cable, Inc., Jeff Critchfield, Royce D. Thomas, Ronnie Shaw and Donald Tinker, effective as of December 2, 1997. (Incorporated by reference to Exhibit 10(j) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038)

10.56Asset Purchase Agreement among WellTech Eastern,  Inc.,  Wellcorps,  L.L.C.
     and Jeff Critchfield, Terra Energy, Ltd. And Brian Fries, effective as of December 2, 1997. (Incorporated by reference to Exhibit 10(k) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).

10.57Employment  Agreement  dated  December  5, 1997 by and  between  Stephen E.
     McGregor and the Company. (Incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038)

10.58Stock  Purchase  Agreement  between  Key  Energy  Group,  Inc.,  Key Energy
     Drilling, Inc. and Ronald M. Sitton and Frank R. Sitton, effective as of December 12, 1997. (Incorporated by reference to Exhibit 10(l) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.59Asset Purchase  Agreement  between Brooks Well  Servicing,  Inc. and Sam F.
     McKee, Individually and d/b/a Circle M Vacuum Services, effective as of January 30, 1998. (Incorporated by reference to Exhibit 10(m) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.60Stock  Purchase  Agreement  between Key Energy  Drilling,  Inc. and Jack B.
     Loveless, Jim Mayfield and J.W. Miller, effective as of January 30, 1998. (Incorporated by reference to Exhibit 10(n) of the Company's Quarterly
     Report on Form 10-Q for the  quarter  ended  December  31,  1997,  File No.
     1-8038)

10.61Asset Purchase  Agreement  between Key Four Corners,  Inc. and Four Corners
     Drilling, R.L. Andes and W.E. Lang, effective as of January 30, 1998. (Incorporated by reference to Exhibit 10(o) of the Company's Quarterly
     Report on Form 10-Q for the  quarter  ended  December  31,  1997,  File No.
     1-8038)

10.62Asset Purchase  Agreement among Key Rocky Mountain,  Inc., Updike Brothers,
     Inc. Employee Stock Ownership Retirement Plan and Trust, David W. Updike Trust, Dorothy A. Updike Trust, Dorothy R. Updike Trust, Mary E. Updike, Ralph O. Updike and Daniel Updike effective February 6, 1998. (Incorporated by reference to Exhibit 10(p) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.63Asset Purchase  Agreement among Brooks Well Servicing,  Inc., Hot Oil Plus,
     Inc., Thomas N. Novosad, Jr. and Patricia Novosad effective January 29, 1998. (Incorporated by reference to Exhibit 10(q) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038)

10.64Asset Purchase  Agreement among Brooks Well Servicing,  Inc.,  Lundy Vacuum
     Service, Inc. and Peyton E. Lundy effective March 3, 1998. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038)

10.65Asset Purchase Agreement among Yale E. Key, Inc.,  Edwards Transport,  Inc.
     and Tom Nations  effective  March 26, 1998.  (Incorporated  by reference to
     Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038)

10.66Asset Purchase  Agreement  among Brooks Well  Servicing,  Inc. and JPF Well
     Service  Inc.,  effective  April 20,  1998.  (Incorporated  by reference to
     Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038)

10.67Asset Purchase  Agreement among Brooks Well  Servicing,  Inc. and JPF Lease
     Service  Inc.,  effective  April 20,  1998.  (Incorporated  by reference to
     Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038)

* 10.68 Asset Purchase Agreement between Watson Oilfield Service & Supply, Inc. and Watson Truck & Supply, Inc. dated May 19, 1998

* 10.69 Purchase and Sale Agreement among Burnett Corporation, B.O. Cornelius, Ann C. Fatheree, James R. Corbin, Mary Jo Mitton, Birke B. Marsh, H. Cobb, Birke B. Marsh, Trustee of the Corbin Trust, Jamie Kim Corbin, Josh Alan Corbin, Jason J. Corbin, Wilbanks Exploration, Inc. and Odessa Exploration, Inc. dated May 20, 1998.

* 10.70 Asset Purchase Agreement among Key Energy Drilling, Inc., Lakota Drilling Company and Reed Gilmore, Priscilla Gilmore, M. Reed Gilmore, Jr., Valerie G. Griess, Joan G. Lindquist, James C. Gilmore, L. E. Grimes and Larry V. Bohannon dated May 22, 1998.

     10.71Key Energy Group, Inc. 1997 Incentive Plan (Incorporated by reference to Exhibit B of the Company's definitive proxy statement dated November 28, 1997.

*    23.1 Consent of KPMG Peat Marwick LLP

* 27(a) Statement - Financial Data Schedule. (Filed herewith as part of the Condensed Consolidated Financial Statements).

(b)   Reports on Form 8-K

The Company did not file a report on Form 8-K during the quarter ended June 30, 1998.

*Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      KEY ENERGY GROUP, INC.
                                                            (Registrant)

                                    By /s/ Francis D. John
                                       Francis D. John
                                       President, Chief Executive Officer
Dated:  September  28, 1998            and Director

                                    By /s/ Stephen E. McGregor
                                       Stephen E. McGregor
Dated:  September  28, 1998            Chief Financial Officer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated

                                    By /s/ Francis D. John
                                       Francis D. John
                                       President, Chief Executive and Chief
Dated:  September  28, 1998            Financial Officer and Director

                                    By /s/ Morton Wolkowitz
                                       Morton Wolkowitz
Dated:  September  28, 1998            Chairman of the Board and Director

                                    By /s/ David J. Breazzano
                                       David J. Breazzano
Dated:  September  28, 1998            Director

                                    By /s/ William Manly
                                       William Manly
Dated:  September  28, 1998            Director

                                    By /s/ Kevin P. Collins
                                       Kevin P. Collins
Dated:  September  28, 1998            Director

                                    By /s/ W. Phillip Marcum
                                       W. Phillip Marcum
Dated:  September  28, 1998            Director

                                    By /s/ Danny R. Evatt
                                       Danny R. Evatt
Dated:  September  28, 1998            Chief Accounting Officer