Form 10-K/A
period 1998-06-30
KEY ENERGY GROUP INC
filed 1998-10-28
CIK 318996

        AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON 10/28/98

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 7% Convertible Subordinated Debentures Due 2003
                   5% Convertible Subordinated Notes Due 2004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of October 23, 1998 was approximately $167,173,172.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Common Shares outstanding at October 23, 1998: 18,287,392

DOCUMENTS INCORPORATED BY REFERENCE: None

Item 10.         Directors and Executive Officers of the Registrant.

                 The following table sets forth the names and ages of each of the Company's executive officers and Directors and includes their current positions.


         Name                                            Positions
                                              Age
Francis D. John . . . . . . . . . . . . . . .  44  Chairman of the Board,
                                                   President and Chief Executive Officer
David J. Breazzano. . . . . . . . . . . . . .  42  Director
Kevin P. Collins. . . . . . . . . . . . . . .  47  Director
William Manly . . . . . . . . . . . . . . . .  75  Director
W. Phillip Marcum . . . . . . . . . . . . . .  54  Director
Morton Wolkowitz . . . . . . . . . . . . . . . 70  Director
Kenneth V. Huseman. . . . . . . . . . . . . .  45  Executive Vice President and Chief Operating Officer
Stephen E. McGregor. . . . . . . . . . . . . . 49  Executive Vice President, Chief Financial Officer and
                                                   Treasurer
Danny R. Evatt. . . . . . . . . . . . . . . .  39  Chief Information Officer and Vice President of
                                                   Financial Operations

James Byerlotzer. . . . . . . . . . . . . . .  52  Vice President - Permian Basin Operations

Michael R.  Furrow.  . . . . . . . . . . . . . 47  Vice President - Western Operations




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

    David J. Breazzano has been a Director since October 1997. Mr. Breazzano is currently one of the three principals at DDJ Capital Management, LLC, an investment management firm which was established in 1996. Mr. Breazzano previously served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr. Breazzano was President and Chief Investment Officer of the T. Rowe Price Recovery Fund. He is also a director of BioSafe International, Inc. He holds a BS from Union College and an MBA from Cornell University.

    Kevin P. Collins has been a Director since March 1996. Mr. Collins is a managing member of the Old Hill Company LLC. From 1992 to 1997, he has served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins was a Director of WellTech, Inc. ("WellTech") from January 1994 until March 1996 when WellTech was merged into the Company (the "WellTech Merger"). He holds a BS and an MBA from the University of Minnesota.

    William Manly has been a Director since December 1989. He retired from his position as an Executive Vice President of Cabot Corporation in 1986, a position he had held since 1978. Mr. Manly is a Director of Metallamics, Inc. and CitiSteel, Inc. He holds a BS and an MS from the University of Notre Dame.

     W. Phillip Marcum has been a Director since March 1996. Mr. Marcum was a director of WellTech from January 1994 until March 1996. From October 1995 until March 1996, Mr. Marcum was the acting Chairman of the Board of Directors of WellTech. He has been Chairman of the Board, President and Chief Executive Officer of Marcum Natural Gas Services, Inc. since January 1991and is a Director of Hydrologic, Inc. He holds a BBA from Texas Tech University.


     Kenneth V. Huseman has served as Executive Vice President of the Company since March 1996 and as Chief Operating Officer of the Company since August 1996. He was the Mid-Continent Regional President of WellTech from

     August 1994 to March 1996, and Vice President and Mid-Continent Regional Manager of WellTech from April 1993 to August 1994. Before serving at WellTech, he worked for Pool Energy Services Co. He holds a BBA from Texas Tech University.

     Stephen E. McGregor joined the Company in July 1997 as an Executive Vice President and Chief Financial Officer and has held the title of Treasurer since January 1998. From July 1995 until July 1997, he was Senior Advisor to BT Wolfensohn and its predecessor James D. Wolfensohn, Inc. He was President and Member of Pacific Century Group L.L.C. from September 1993 until July 1995, and was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in its Washington, D.C. and London, England offices from 1982 until 1993. Mr. McGregor also served as Deputy Assistant Secretary for Oil and Gas Policy during the Carter Administration and before that was counsel to the United States Senate Commerce Committee. Mr. McGregor has a B.A. degree from Boston University and a J.D. from the College of William and Mary.

     Danny R. Evatt has served as Treasurer, Vice President and Chief Accounting Officer of the Company, or its functional equivalent, since July 1990. Mr. Evatt served as the Company's Treasurer from July 1990 until January 1998 at which time he was also appointed Chief Information Officer. In addition to serving as Chief Information Officer, Mr. Evatt currently holds the title of Vice President of Financial Operations. He holds a BBA from Texas A&M University.

     James Byerlotzer joined the Company in September 1998 as Vice President - Permian Basin Operations after the Company's acquisition of Dawson Production Services, Inc. ("Dawson"). From February 1997 to September 1998, he served as the Senior Vice President and Chief Operating Officer of Dawson. From 1981 to 1997, Mr. Byerlotzer was employed by Pride Petroleum Services, Inc. ("Pride"). Beginning in February 1996, Mr. Byerlotzer served as the Vice President Domestic Operations of Pride. Prior to that time, he served as Pride's Vice President - Permian Basin and in various other operating positions in Pride's Gulf Coast and California operations. Mr. Byerlotzer holds a BA from the University of Missouri in St. Louis.

     Michael R. Furrow joined the Company in September 1998 as Vice President-Western Operations after the Company's acquisition of Dawson. From February 1997 to September 1998 he served as Vice President of Permian Basin Region of Dawson. From February 1990 to February 1997 he held the positions of Vice President, area manager and regional manager in Alice and Midland, Texas and Bakersfield, California for Pride. Prior to that he was Vice President - Production with Harkins & Company in Alice, Texas from 1984 to 1990, and was with Shell Oil Company in Houston and New Orleans from 1969 to 1984. Mr. Furrow holds a BS in Civil Engineering from the University of Nebraska.

     Directors are elected at the Company's annual meeting of stockholders and serve until the next annual meeting of stockholders and until their successors are elected and qualified, unless they resign or are properly removed from office prior to such time. Each executive officer holds office until the first meeting of the Board of Directors following the annual meeting of stockholders and until his successor has been duly elected and qualified, unless he resigns or is properly removed from office prior to such time.


Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders also are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms received by it, the Company is not aware of any failure, during the fiscal year ended June 30, 1998 or prior fiscal years, by its Directors, executive officers or 10% stockholders to comply with Section 16(a) filing requirements applicable to such individuals, other than with respect to three transactions consummated by Mr. Manley that should have been reported in 1992 and 1993. These transactions, which were reported by Mr. Manley on a Form 5 filed on August 14, 1998, were as follows: the purchase of 1,011 shares on December 11, 1992, the purchase of 1,520 shares on January 6, 1993, and the purchase of 178 shares on an unknown date.

Item 11.   Executive Compensation.

         The following table sets forth the compensation, including bonuses, earned by the Company's Chief Executive Officer and the Company's four most highly compensated executive officers (other than the Chief Executive Officer) during each of the three fiscal years ended June 30, 1998, 1997 and 1996.



                                            SUMMARY COMPENSATION TABLE

                                                                                    Long Term
Name and                                   Annual Compensation (1)                Compensation
Principal                                  -----------------------                ------------
                                                                                      Shares
Position                   Year      Salary            Bonus                  Underlying Options (2)
--------                   ----      ------            -----                  -----------------------

Francis D. John            1998     $ 395,000       $    0                              -
President and Chief        1997       341,250         500,000                          250,000
Executive Officer          1996       325,000         257,250(3)                        -     (4)

Kenneth V. Huseman         1998       240,000         400,000                           -
Executive Vice President   1997       200,000         125,000(5)                       100,000
and Chief Operating        1996        45,000(6)        -                              100,000
Officer

Stephen E. McGregor        1998       272,500(7)      275,000(8)                       250,000
Executive Vice President,  1997         -               -
Chief Financial Officer    1996         -               -
and Treasurer

Danny R. Evatt             1998       137,500          30,000                           -
Chief Information          1997       125,000          25,080                           15,000
Officer and Vice           1996       115,000          41,250                           50,000
President of Financial
Operations

C. Ron Laidley             1998       225,000           -                                -
President of               1997       204,000          95,000                           20,000
Yale E. Key (9)            1996       194,000          97,250                          125,000

Kenneth C. Hill            1998       190,000          35,000                           -
Vice President (9)         1997       180,000          50,000                           10,000
                           1996        45,000(6)        -                               75,000


(1) Perquisites and other personal benefits in each year to each named executive office did not exceed the lesser of $50,000 or 10 percent of such individuals total salary and bonus.

(2) Represents the number of shares issuable pursuant to vested and non-vested stock options granted during the applicable fiscal year.

(3) Consists of (i) $150,000 paid as a bonus under Mr. John's employment agreement in connection with the WellTech Merger and (ii) $107,150 paid as a performance bonus for services rendered in fiscal 1996.

(4) In October 1995 Mr. John agreed to exchange 180,000 shares of Common Stock in which he was vested pursuant to a predecessor stock option plan to the 1997 Incentive Plan for (i) options to purchase 500,000 shares of Common Stock at an exercise price of $5.00 per share and (ii) $300,000 in cash. Such options were issued and such cash was paid to Mr. John in November 1996.

(5) The Board awarded Mr. Huseman this discretionary bonus after fiscal 1998 in recognition of the successful completion of a series of acquisitions in fiscal 1998 and fiscal 1999.

(6) Messrs. Huseman and Hill became executive officers of the Company upon consummation of the WellTech Merger. This amount represents salary from March 29, 1996 to June 30, 1996. Messrs. Huseman's and Hill's annual salary for the 1996 fiscal year was $180,000.

(7) Includes payments made to Mr. McGregor under a consulting agreement with the Company pursuant to which he was retained from July 15, 1997 through December 31, 1997.

(8) The Board awarded Mr. McGregor this discretionary bonus after fiscal 1998 in recognition of the successful completion of a series of financing transactions in fiscal 1998 and fiscal 1999.

(9) Messrs. Hill and Laidley served as executive officers of the Company for a portion of the 1998 fiscal year, but as of June 30, 1998 did not serve in such capacity.

 OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information relating to options to purchase Common Stock granted under the Key Energy Group, Inc. 1997 Incentive Plan (the "1997 Incentive Plan") to the executive officers named in the Summary Compensation Table above during fiscal year 1998.


                                          Individual Grants
                           Number of      % of Total
                           Securities of  Options             Exercise
                           Underlying     Granted to          Price
                           Options        Employees in        per      Expiration           Grant Date
Name                       Granted        Fiscal Year (2)     Share    Date                 Present Value
-------------------------------------------------------------------------------------       -------------

Stephen E. McGregor        250,000(1)          61%            $20.44    7/15/07              $4,180,504

(1) These options vest as follows: (i) 200,000 of these options vest in three equal annual installments commencing on July 15, 1998, and (ii) 50,000 of these options vest on July 15, 2006 unless before July 15, 2000 the closing price of the common stock of the Company is equal to or greater than $30 per share for 60 consecutive trading days, in which case the options will best on such 60th consecutive trading day.

(2) Based on options to purchase a total of 416,000 shares of Common Stock granted under the 1997 Incentive Plan during fiscal 1998.

(3) The grant date value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility - 112%; risk-free interest rate - 5.79%; time of exercise - 5 years; and no dividend yield.

AGGREGATED OPTION EXERCISES AND VALUES AS OF FISCAL YEAR END

         The following table sets forth certain information as of June 30, 1998 relating to option grants pursuant to the 1997 Incentive Plan (and predecessor
incentive  plans)  to  the  executive   officers  named  in  the  Summary
Compensation Table above.


                                                                                           Value of Unexercised
                                                          Number of Unexercised            In-the Money-Options
                      Number                           Options at June 30, 1998             at June 30, 1998 (b)
                      of Shares        Value           ------------------------             --------------------
                      Acquired on      Realized
    Name              Exercise          (a)              Exercisable    Unexercisable     Exercisable    Unexercisable
---------           --------------     ----------        -----------    -------------     -----------    -------------
Francis D. John             -                -            557,500        192,500          $3,514,063        $548,438
Stephen E. McGregor         -                -                -          250,000               -               -
Kenneth V. Huseman          -                -            116,667         83,333             501,043         298,997
Danny R. Evatt           30,000         $ 273,750          15,000         20,000              60,938         101,563
Kenneth C. Hill             -                -             61,250         23,750             316,406         105,470
C. Ron Laidley           60,000         1,725,000         110,000         35,000             812,500         203,125

     (a) The dollar values in this column are calculated by determining the difference between the fair market value of the Company's common stock on the date of exercise of the relevant options and the exercise price of such options. The fair market value on the date of exercise is based on the last sale price of the Company's common stock on the NYSE or AMEX, as applicable, on such date.

     (b) The dollar values in this column are calculated by determining the difference between the fair market value of the Company's common stock for which the relevant options are exercisable as of the end of the fiscal year and the exercise price of the options. The fair market value is based on the last sale price of the Company's common stock on the NYSE on June 30, 1998 of $13.125.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         Effective as of July 1, 1995, the Company entered into an employment agreement with Mr. John which provides that Mr. John will serve as President, Chief Executive Officer and a Director of the Company for a three-year term commencing July 1, 1995 and continuing until June 30, 1998, and thereafter the term will be automatically extended for successive one-year terms unless terminated no later than 30 days prior to the commencement of the next extension term. Under this agreement, Mr. John initially received a base compensation of $325,000 per year and is eligible for (i) an annual incentive bonus of up to 30% of base compensation contingent upon the Company's achievement of goals to be set forth in a strategic plan to be developed by the Executive Committee of the Board of Directors, and (ii) additional bonuses in the discretion of the Board of Director's to recognize extraordinary performance by Mr. John or the Company. Base compensation is reviewed annually and has been (and may be in the future) increased (but not decreased) by the Board of Directors in its discretion. Mr. John's current annual base salary is $395,000. If during the term of the agreement Mr. John is terminated the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, (i) he will receive severance compensation equal to three times his base compensation in effect at the time of termination, payable in 36 equal monthly installments; provided, however, that if termination results from a change of control, severance compensation will be payable in a lump sum on the date of termination and (iii) all stock options granted through such date will automatically vest. Mr. John is also subject to restrictions on competition during the term of the agreement and, with certain exceptions, the severance period. Mr. John has waived his rights with respect to a change of control resulting from the WellTech Merger.

         Mr. Huseman has entered into employment agreement with the Company effective as of August 3, 1996. This employment agreement is for a three year term, commencing on March 29, 1996 and continuing until August 2, 1999, thereafter the term will be automatically extended for successive one year terms unless terminated no later than 30 days prior to the commencement of the next extension term. Under this agreement, Mr. Huseman initially received base compensation of $180,000 per year and is eligible for an additional annual incentive bonus of up to 50% of his base compensation. Base compensation is reviewed annually and has been (and may be in the future) increased (but not decreased) by the Board of Directors in its discretion. Mr. Huseman's current annual base salary is $240,000. If during the term of his employment agreement, Mr. Huseman is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to two times his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; provided, however, that if termination results from a change of control of the company, severance compensation will be payable in a lump sum on the date of termination. Mr. Huseman is also subject to restrictions on competition during the term of this agreement and, with certain exceptions, during the severance period.

         Mr. McGregor has entered into employment agreement with the Company effective as of January 1, 1998. This employment agreement commences on January 1, 1998 and continues until June 30, 2000. Thereafter the term will be automatically extended for successive one year terms unless terminated no later than 30 days prior to the commencement of the next extension term. Under this agreement, Mr. McGregor initially received base compensation of $240,000 per year, and is eligible for an additional annual incentive bonus of up to 50% of his base compensation. Base compensation is reviewed annually and may be in the future increased (but not decreased) by the Board of Directors in its discretion. Mr. McGregor's current annual base salary is $240,000. If during the term of his employment agreement, Mr. McGregor is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to two times his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; provided, however, that if termination results from a change of control of the company, severance compensation will be payable in a lump sum on the date of termination. Mr. McGregor is also subject to restrictions on competition during the term of this agreement and, with certain exceptions, during the severance period.

         The Company has also entered into an employment agreement effective as of July 1, 1995 with Mr. Evatt. Mr. Evatt's agreement originally provided that he would serve as the Company's Chief Accounting Officer and Treasurer for a three-year term commencing July 1, 1995, and thereafter for successive one year terms unless terminated 30 days prior to the commencement of an extension term. Under the agreement, Mr. Evatt initially received base compensation of $105,000 per year and is eligible to participate in an incentive compensation plan providing for cash bonuses up to 30% of his base compensation. Base compensation is reviewed annually and has been (and may be in the future) increased (but not decreased) by the Board of Directors in its discretion. Mr. Evatt's current annual base salary is $142,000. If during the term of his agreement Mr. Evatt is terminated by the Company for any reason other than for cause, or if Mr. Evatt terminates his employment because of a material breach by the Company, he will be entitled to receive severance compensation equal to his base compensation, payable in equal installments over a 12-month period following the termination. Mr. Evatt's agreement also contains restrictions on competition.

         Mr. Hill has entered into an employment agreement with the Company for a three year term commencing on March 29, 1996 and continuing until March 29, 1999. Thereafter, the term will be automatically extended for successive one year terms unless terminated no later than 30 days prior to the commencement of the next extension term. Under the agreement, Mr. Hill will receive a base compensation of $180,000 per year and will be eligible for annual incentive compensation of up to 50% of his base compensation. Base compensation is reviewed annually and has been (and may be in the future) increased (but not decreased) by the Board of Directors in its discretion. Mr. Hill's current annual base salary is $190,000. If during the term of his employment agreement, Mr. Hill is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to one and one-half (1 1/2) times his base compensation in effect at the time of termination payable in equal installments over an 18-month period following termination. Mr. Hill also is subject to restrictions on competition during the term of his agreement and, with certain exceptions, during the severance period.

         The Company has also entered into an employment agreement as of July 1, 1995 with Mr. Laidley. Mr. Laidley's agreement provides that he will serve as President of Yale E. Key, Inc., a wholly owned subsidiary of the Company ("Yale
E. Key"), for a three year term commencing July 1, 1995, and thereafter for successive one year terms unless terminated 30 days prior to the commencement of an extension of an extension term, receive base compensation of $192,000 per year (subject to increase), participate in an incentive compensation plan providing for cash bonuses up to 50% of base compensation, and receive stock options under the Option Plan. If during the term of his agreement Mr. Laidley is terminated for any reason other than for cause or if he terminates his employment because of a material breach by Yale E. Key or following a change of control of Yale E. Key, he will be entitled to severance compensation equal to one and one-half (1 1/2) times his base compensation, payable in equal installments over an 18 month period following termination. Mr. Laidley's agreement contains restrictions on competition.

DIRECTOR COMPENSATION

         Compensation for the non-employee Directors for fiscal year 1998 was $3,000 per month. Such compensation is for service as a Director as well as for advisory services that Directors may provide the Company from time to time. Directors also are reimbursed for travel and other expenses directly associated with Company business. All non-employee Directors have been granted options to purchase shares of Common Stock under the 1997 Incentive Plan. During fiscal year 1998, no options were granted under the 1997 Incentive Plan.

OTHER COMPENSATION

         Key has no other deferred compensation, pension or retirement plans in which directors or executive officers participate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The following persons served as members of the Compensation and Stock Grant Committee of the Board of Directors (the "Compensation Committee") during the year ended June 30, 1998: William Manly, W. Phillip Marcum and Morton Wolkowitz. None of the members of the Compensation Committee were employees of the Company.


        On January 6, 1998, Marcum Natural Gas Services, Inc. ("Marcum Natural Gas"), a diversified provider of products and services to the natural gas industry and a company for which W. Phillip Marcum, one of the Directors of the Company, serves as Chairman of the Board, President and Chief Executive Officer, sold certain assets held by its wholly owned subsidiary, Marcum Gas Transmission, Inc. ("Marcum Gas Transmission"), to Odessa Incorporated,
a wholly   owned  subsidiary  of  the  Company  ("Odessa").  Marcum  Natural
Gas sold  the  assets  for  a  total consideration of $1,000,000, $600,000 of
which was  paid  by  Odessa upon  consummation  of  the  agreement   and
$400,000  of which  is  payable  in  equal  quarterly  installments  over   the
next two years. Marcum Natural Gas also granted Odessa a right of first  refusal
to participate  in  future  projects  developed  by  Marcum  Gas   Transmission
on terms and conditions  identical to those provided to Marcum Gas Transmission.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         The following table provides information as of October 23, 1998 with respect to the shares of Common Stock beneficially owned by (i) each Director and executive officer of the Company, and (ii) by all Directors and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person or entity. The Company does not know of any person beneficially owning more than 5% of the outstanding Common Stock.

                                                                  Percentage of
     Name of                                    Number of          Outstanding
Beneficial Owner                               Shares (1)           Shares (2)
----------------                               ----------         --------------

Francis D. John (3)                               474,535             2.5%
Kevin P. Collins (4)                              111,738              *
William Manly (5)                                  72,709              *
W. Philip Marcum (6)                              111,738              *
David J. Breazzano (7)                             10,000              *
Morton Wolkowitz (8)                              398,616             2.2%
Danny R. Evatt (9)                                 35,000              *
Kenneth V. Huseman (10)                           221,990             1.2%
Stephen E. McGregor (11)                           91,667              *
James Byerlotzer (12)                               2,500              *
Michael R. Furrow (13)                              2,500              *
Directors and Executive Officers as
    a group (11 persons)                        1,532,993             7.9%
                                                =========             =====
 ----------
*Less than 1%

(1) Includes all shares with respect to which each Director or executive officer directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares and/or to dispose or to direct the disposition of such shares. Includes shares that may be purchased under currently exercisable stock options granted under the 1997 Incentive Plan.

(2) Based on 18,287,392 shares of Common stock outstanding at October 23, 1998, plus, for each beneficial owner, those number of shares underlying currently exercisable options or warrants held by each executive officer or Director.

(3) Includes 437,500 shares issuable upon exercise of vested options and 6,914 shares issuable pursuant to currently exercisable warrants. Does not include (i) 437,500 shares issuable pursuant to options that have not vested, and (ii) 50,045 shares held by Mr. John as custodian for his two children.

(4) Includes 56,666 shares issuable upon the exercise of vested options. Does not include 63,334 shares issuable pursuant to options that have not vested.

(5) Includes 70,000 shares issuable upon the exercise of vested options. Does not include 50,000 shares issuable pursuant to options that have not vested.

(6) Includes 56,666 shares issuable upon the exercise of vested options. Does not include 63,334 shares issuable pursuant to options that have not vested.

(7) Includes 10,000 shares issuable upon the exercise of vested options. Does not include 40,00 shares issuable pursuant to options that have not vested.


(8) Includes 97,000 shares issuable upon the exercise of vested options and 6,914 shares issuable pursuant to currently exercisable warrants. Does not include 58,000 shares issuable pursuant to options that have not vested.

(9) Includes 30,000 shares issuable upon the exercise of vested options. Does not include 15,000 shares issuable pursuant to options that have not vested.

(10) Includes 208,334 shares issuable upon the exercise of vested options. Does not include 291,666 shares issuable pursuant to options that have not vested.

(11) Includes 91,667 shares issuable upon the exercise of vested options. Does not include 258,333 shares issuable pursuant to options that have not vested.

(12) Including 2,500 shares issuable upon the exercise of vested options. Does not include 7,500 shares issuable pursuant to options that have not vested.

(13) Including 2,500 shares issuable upon the exercise of vested options. Does not include 7,500 shares issuable pursuant to options that have not vested.

Item 13. Certain Relationships and Related Transactions.


        In order to assist Francis D. John, the Chairman of the Board, President and Chief Executive Officer of the Company, with the acquisition of and relocation to a new primary residence, the Company has provided to Mr. John interim or bridge loans in the aggregate amount of $2,350,000 pending Mr. John obtaining a mortgage financing from a financial institution, or other third party lender, or otherwise arranging for the repayment of such loans. Mr. John's indebtedness to the Company is evidenced by three (3) notes payable to the Company on demand, which bear interest on the principal balance outstanding thereunder at the rate equal to 125 basis points above the most recently published "London Interbank Offered Rates (LIBOR)" for one month contracts, redetermined on each monthly anniversary of the dates thereof. The notes provide that interest is due and payable upon the payment of any principal thereunder in the amount equal to accrued and unpaid interest calculated as described above on the amount of the principal payment being made. Payment of the notes is secured by a mortgage on the property in question executed by Mr. John in favor of the Company.

        Effective as of July 1, 1997, WellTech Eastern Inc., a wholly owned subsidiary of the Company ("WellTech Eastern"), entered into three real property leases with HIDCO Development Company, an entity in which Kenneth C. Hill, who served as a Vice President of the Company for a portion of the 1998 fiscal year, owns an interest. Each lease is a standard form triple-net lease, providing for a five-year term and monthly rental payments of $3,000. The leases enable WellTech Eastern to operate yards in Ripley, West Virginia, Indiana, Pennsylvania and Mt. Pleasant, Michigan.

        On January 6, 1998, Marcum Natural Gas Services, Inc. ("Marcum Natural Gas"), a diversified provider of products and services to the natural gas industry and a company for which W. Phillip Marcum, one of the Directors of the Company, serves as Chairman of the Board, President and Chief Executive Officer, sold certain assets held by its wholly owned subsidiary, Marcum Gas Transmission, Inc. ("Marcum Gas Transmission"), to Odessa Incorporated,
a wholly   owned  subsidiary  of  the  Company  ("Odessa").  Marcum  Natural
Gas sold  the  assets  for  a  total consideration of $1,000,000, $600,000 of
which was  paid  by  Odessa upon  consummation  of  the  agreement   and
$400,000  of which  is  payable  in  equal  quarterly  installments  over   the
next two years. Marcum Natural Gas also granted Odessa a right of first  refusal
to participate  in  future  projects  developed  by  Marcum  Gas   Transmission
on terms and conditions  identical to those provided to Marcum Gas Transmission.

        During fiscal year 1998, the Company deposited $350,000 in a money market account as collateral to secure a bank loan made to a business entity in which Danny R. Evatt, Chief Information Officer and Vice President of Financial Operations of the Company, owns an interest. Such amount is still on deposit as collateral for the loan.

                          SIGNATURES


        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                          KEY ENERGY GROUP, INC.



                          By:/s/ Francis D. John
                             ------------------------------------
                          Francis D. John, President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


              Signatures                                  Title                                   Date
-------------------------------------------------------------------------------------------------------------
/s/ Francis D. John                         President, Chief Executive Officer,  and         October 28, 1998
------------------------------              Director
Francis D. John

/s/ David J. Breazzano                      Director                                         October 28, 1998
------------------------------
David J. Breazzano

/s/ Kevin P. Collins                        Director                                         October 28, 1998
------------------------------
Kevin P. Collins

/s/ William S. Manly                        Director                                         October 28, 1998
------------------------------
William S. Manly

/s/ Phillip W. Marcum                       Director                                         October 28, 1998
------------------------------
Phillip W. Marcum

/s/ Morton Molkowitz                        Director                                         October 28, 1998
------------------------------
Morton Wolkowitz

/s/ Stephen E. McGregor                     Executive Vice President,  Chief                 October 28, 1998
------------------------------              Financial Officer and Treasurer
Stephen E. McGregor

/s/ Danny R. Evatt                          Vice President of Financial Operations           October 28, 1998
------------------------------              (Principal Accounting Officer)
Danny R. Evatt

