Form 10-Q
period 1998-09-30
KEY ENERGY GROUP INC
filed 1998-11-16
CIK 318996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No









           Common Shares outstanding at November 11, 1998 - 18,293,060

                     Key Energy Group, Inc. and Subsidiaries

                                      INDEX


PART I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements                   3

Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            16


PART  II. Other Information

Item 1.    Legal Proceedings                                              21

Item 2.    Changes in Securities and Use of Proceeds                      21

Item 3.    Defaults Upon Senior Securities                                21

Item 4.    Submission of Matters to a Vote of Security Holders            21

Item 6.    Exhibits and Reports on Form 8-K                               22

Signatures                                                                26

                     Key Energy Group, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                    (in thousands, except per share amounts)


                                                                                               September 30,    June 30,
                                                                                                   1998           1998
                                                                                                (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash                                                                                              $39,917      $25,265
    Accounts receivable, net of allowance for doubtful accounts
       ($6,370 and $2,843 at September 30 and June 30, 1998, respectively)                            102,894       82,406
    Inventories                                                                                        14,021       13,315
    Deferred tax asset                                                                                  1,203        1,203
    Prepaid income taxes                                                                                  456          537
    Prepaid expenses and other current assets                                                           5,135        4,831
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                                163,626      127,557
---------------------------------------------------------------------------------------------------------------------------
  Property and Equipment:
    Oilfield service equipment                                                                        641,699      400,731
    Oil and gas well drilling equipment                                                                62,579       61,629
    Motor vehicles                                                                                     49,975       19,748
    Oil and gas properties and other related equipment, successful efforts                                          42,638
method                                 44,101
    Furniture and equipment                                                                             5,753        5,333
    Buildings and land                                                                                 31,722       17,458
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      835,829      547,537
Accumulated depreciation and depletion                                                               (58,036)     (48,385)
---------------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                                            777,793      499,152
---------------------------------------------------------------------------------------------------------------------------
   Goodwill, net of accumulated amortization ($4,051 and $2,264 at
September 30 and June 30, 1998, respectively)                                                         228,810       44,936
    Other assets                                                                                       35,819       26,995
---------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                                   $1,206,048     $698,640
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                                                  $27,573      $20,124
    Other accrued liabilities                                                                          56,214       22,239
    Accrued interest                                                                                    2,896        3,818
    Current portion of long-term debt                                                                   3,048        1,848
---------------------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                                            89,731       48,029
---------------------------------------------------------------------------------------------------------------------------
  Long-term debt, less current portion                                                                825,747      397,931
  Non-current accrued expenses                                                                          4,337        4,812
  Deferred tax liability                                                                              131,814       92,940

  Stockholders' equity:
    Common stock, $.10 par value; 100,000,000 shares authorized,
      18,684,479 shares issued at September 30 and June 30, 1998, respectively                          1,868        1,868
    Additional paid-in capital                                                                        119,303      119,303
    Treasury stock, at cost; 416,666 shares at September 30 and
        June 30, 1998                                                                                 (9,682)      (9,682)
    Unrealized gain on available-for-sale securities                                                        -        2,346
    Retained earnings                                                                                  42,930       41,093
---------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                                          154,419      154,928
---------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                                       $1,206,048     $698,640
===========================================================================================================================
See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                                                                    Three Months Ended
                                                                                                         September 30,
                                                                                                 1998                     1997
---------------------------------------------------------------------------------------------------------------------------------

REVENUES:
   Oilfield services                                                                             $105,799                $69,498
   Oil and gas well drilling                                                                        7,610                  2,823
   Oil and gas                                                                                      1,770                  1,852
   Other, net                                                                                         408                  1,226
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  115,587                 75,399
---------------------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oilfield services                                                                               73,698                 48,239
   Oil and gas well drilling                                                                        7,327                  2,263
   Oil and gas                                                                                        759                    803
   Depreciation, depletion and amortization                                                        10,703                  4,812
   General and administrative                                                                      11,438                  7,678
   Interest                                                                                         8,505                  5,086
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                  112,430                 68,881
---------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                          3,157                  6,518
Income tax expense                                                                                  1,320                  2,407
---------------------------------------------------------------------------------------------------------------------------------

NET INCOME                                                                                         $1,837                 $4,111
=================================================================================================================================

EARNINGS PER SHARE :
  Basic                                                                                             $0.10                  $0.29
  Diluted                                                                                           $0.10                  $0.23

=================================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                                                            18,268                 14,126
  Diluted                                                                                          18,976                 19,764
=================================================================================================================================

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.


                     Key Energy Group, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                               Three Months Ended
                                                                                                   September 30,
                                                                                             1998               1997
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                $1,837              $4,111
  Adjustments to reconcile income from operations to
    net cash provided by operations:
  Depreciation, depletion and amortization                                                  10,703               4,812
  Amortization of deferred debt costs                                                          767                 335
  Deferred income taxes                                                                      1,320               2,407
  Gain on sale of assets                                                                        47                   -
  Other non-cash items                                                                         202               1,313
  Change in assets and liabilities net of effects
     from the acquisitions:
    (Increase) decrease in accounts receivable                                               4,477             (6,224)
    (Increase) decrease in other current assets                                                537               1,400
    Increase (decrease) in accounts payable and accrued expenses                           (4,291)               (972)
    Increase (decrease) in accrued interest                                                  (922)             (1,829)
    Other assets and liabilities                                                           (2,269)             (1,293)
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                 12,408               4,060
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Oilfield service operations                                       (6,587)             (6,694)
  Capital expenditures - Oil and gas well drilling operations                              (1,019)               (339)
  Capital expenditures - Oil and gas operations                                            (1,608)             (2,058)
  Proceeds from sale of fixed assets                                                            91                   -
  Cash received in acquisitions                                                             27,008               2,903
  Acquisitions - Oilfield service operations                                             (272,292)           (107,630)
  Acquisitions - Oil and gas well drilling                                                       -            (14,610)
  Acquisitions - Minority interest                                                               -             (3,426)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                  (254,407)           (131,854)
-----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                                               (1,713)               (318)
  Repayment of long-term debt                                                                    -           (197,000)
  Borrowings under line-of-credit                                                          278,000             134,000
  Proceeds from warrants exercised                                                               -               4,123
  Proceeds from long-term commercial paper                                                       -             194,500
  Proceeds paid for debt issuance costs                                                   (19,636)                   -
  Proceeds from other long-term debt                                                             -                  61
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                256,651             135,366
-----------------------------------------------------------------------------------------------------------------------
  Net increase in cash                                                                      14,652               7,572
  Cash at beginning of period                                                               25,265              41,704
-----------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                                    $39,917             $49,276
=======================================================================================================================
       See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                     Key Energy Group, Inc. and Subsidiaries
            Unaudited Consolidated Statements of Comprehensive Income
                                 (in thousands)


                                                                                      Three Months Ended
                                                                                        September 30,
                                                                                  1998                   1997
                                                                          ---------------------- ---------------------
Net Income                                                                        $ 1,837                $ 4,111

Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale securities                                 1,200                  -
                                                                          ---------------------- ---------------------

Comprehensive income, net of tax                                                  $ 3,037                $ 4,111
                                                                          ====================== =====================

       See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                        KEY ENERGY GROUP AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                           September 30, 1998 and 1997

1.  BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Group, Inc. (the "Company" or "Key") and its wholly-owned subsidiaries for the three months ended September 30, 1998 and 1997 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1999.

Accounting  Changes

Effective July 1, 1998 the Company made certain changes in the estimated useful lives of its workover rigs, increasing the lives from 17 years to 25 years. This change increased first quarter fiscal year 1999 net income by $499,000 ($.03 per share-basic). Had this change been made effective July 1, 1997, the effect on the first quarter fiscal year 1998 would have been to increase net income by $306,000 ($.02 per share-basic). This change was made to better reflect how the assets are expected to be used over time and to better provide matching of revenues and expenses and to better reflect the industry standard in regards to estimated useful lives of workover rigs.

Comprehensive  Income

The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") Reporting Comprehensive Income, at the beginning of fiscal year 1999. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS 130, the Company has presented the components of comprehensive income in its Unaudited Consolidated Statements of Comprehensive Income.

Reclassifications  and Adjustments

Certain reclassifications have been made to the fiscal year 1998 results to conform to the fiscal year 1999 presentations.

Amounts reported for the first quarter of fiscal 1998 differ from the amounts previously reported on the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1997, due to non-cash adjustments associated with the conversion of the Company's 7% debentures converted in the first quarter of fiscal year 1998. See footnote 4 for further discussion on conversion of the 7% debentures.

                        KEY ENERGY GROUP AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued


2. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                       Three Months Ended
                                                          September 30,
                                                        (in thousands)
                                                     1998             1997
Diluted EPS Computation:
   Numerator-
    Net Income                                     $ 1,837          $ 4,111
    Effect of Dilutive Securities,
    Tax Effected:
    Interest on Convertible Debt*                        -              427
                                                  -------------------------
                                                   $ 1,837          $ 4,538
                                                  -------------------------
   Denominator-
    Weighted Average Common
    Shares Outstanding                              18,268           14,126
    Warrants                                            39               86
    Stock Options     **                               669            1,453
    7% Convertible Subordinated
    Debentures *                                         -            4,102
    5% Convertible Subordinated  Notes *                 -              -
                                                  -------------------------
                                                    18,976           19,764
                                                  -------------------------
   Diluted EPS                                     $  0.10          $  0.23

* Net income effect and share effect related to the 7% Convertible Subordinated Debentures are omitted as they produce anti-dilution during the three months ended September 30, 1998. The 5% Convertible Subordinated Notes are omitted as they produce anti-dilution during the three months ended September 30, 1998 and 1997.

** Reflects an additional grant of employee and director stock options effective as of September 3, 1998, including some stock options to be issued upon cancellation of previously issued options.

3.  BUSINESS AND PROPERTY ACQUISITIONS

The Company

The Company conducts its oil and gas well service operations through wholly-owned subsidiaries in all major onshore oil and gas producing regions of the continental United States and in Argentina. The Company conducts contract drilling operations through wholly-owned subsidiaries in several oil and gas producing regions of the continental United States and in Argentina and Canada. The Company also owns and produces oil an natural gas in the Permian Basin and the Texas Panhandle.

As of November 11, 1998, the Company owned a fleet of approximately 1,424 well service rigs, 1,121 oilfield trucks, and 74 drilling rigs, including 21 service rigs, 28 trucks and six drilling rigs in Argentina and three drilling rigs in Canada.

                        KEY ENERGY GROUP AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued

Acquisitions Completed During the Three Months Ended September 30, 1998

The following acquisitions were completed during the three months ended September 30, 1998. Except as otherwise noted, the results of operations from these acquisitions are included in the Company's results of operations for the applicable three months ended September 30, 1998 (effective as of the date of completion of the acquisition unless otherwise noted). Each of the acquisitions was accounted for using the purchase method of accounting. The purchase prices specified below are based on cash paid and do not include any post-closing adjustments, if any, paid or to be paid based upon a re-calculation of the working capital of acquired companies as of the closing dates.


Colorado Well Service Inc.

On July 15, 1998, the Company completed the acquisition of the assets of Colorado Well Service, Inc. ("Colorado") for approximately $6.5 million in cash. These assets included seventeen well service rigs and one drilling rig in Utah and Colorado.

TransTexas Oilfield Service Assets

On August 19, 1998, the Company completed the acquisition of certain oilfield service assets of TransTexas Gas Corporation ("TransTexas") for approximately $20.5 million in cash. The TransTexas assets are based in Laredo, Texas and included nine well service rigs, approximately 80 oilfield trucks, 173 frac and other tanks, and various pieces of equipment, parts and supplies.

Flint Well Servicing Assets

On September 16, 1998, the Company completed the acquisition of substantially all of the well servicing assets of Flint Engineering & Construction Co., a subsidiary of Flint Industries, Inc. ("Flint") for approximately $11.9 million in cash. These assets included 55 well service rigs and 25 oilfield trucks in Texas, Oklahoma, Kansas, Montana and Utah.

Iceberg S.A.

On September 24, 1998, the Company completed the acquisition of the assets of Iceberg, S.A. ("Iceberg") for approximately $4.3 million in cash. The Iceberg assets included four well service rigs in Comodoro Rivadavia, Argentina.

                        KEY ENERGY GROUP AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued

HSI Group

On September 24, 1998, the Company completed the acquisition of substantially all of the operating assets of Hellums Services II, Inc., Superior Completion Services, Inc., South Texas Disposal, Inc. and Elsik II, Inc. ("HSI Group") for $47.9 million in cash. These assets included approximately 80 oilfield trucks and eight well service rigs in South Texas.

Dawson Production Services, Inc.

On September 15, 1998, Midland Acquisition Corp. ("Midland"), a New Jersey corporation and a wholly-owned subsidiary of the Company, completed its cash tender offer (the "Tender Offer") for all outstanding shares of common stock, par value $0.01 per share (the "Dawson Shares"), including the associated common stock purchase rights, of Dawson Production Services, Inc. ("Dawson") at a price of $17.50 per share. Midland accepted for payment 10,021,601 Dawson Shares for a total purchase price of approximately $175.4 million. The acceptance of tendered Dawson Shares, together with Dawson Shares previously owned by Midland and the Company prior to the commencement of the Tender Offer resulted in Midland and the Company acquiring approximately 97.0% of the outstanding Dawson Shares. The purchase price for Dawson Shares pursuant to the Tender Offer was determined pursuant to arms-length negotiations between the parties and was based on a variety of factors, including, without limitation, the anticipated earnings and cash flows of Dawson.

The Tender Offer was made pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 11, 1998, by and among Midland, the Company and Dawson. On September 18, 1998, pursuant to the terms of the Merger Agreement, Midland was merged with and into Dawson (the "First Merger") under the laws of the States of New Jersey and Texas and all Dawson Shares not owned by Midland were cancelled and retired and converted into the right to receive
$17.50 in cash. On September 21, 1998, Dawson was merged with and into the Company (the "Second Merger") pursuant to the laws of the States of Maryland and Texas.

The total consideration paid for the Dawson Shares pursuant to the Tender Offer and the First Merger was approximately $181.7 million.

At the time of the closing, Dawson owned approximately 527 well service rigs, 200 oilfield trucks, and 21 production testing units in South Texas and the Gulf Coast, East Texas and Louisiana, the Permian Basin of West Texas and New Mexico, the Anadarko Basin of Texas and Oklahoma, California, and in the inland waters of the Gulf of Mexico.

Pro Forma Results of Operations - (unaudited)

The following unaudited pro forma results of operations have been prepared as though Dawson had been acquired on July 1, 1997 with adjustments to record specifically identifiable decreases in direct costs and general and administrative expenses related to the termination of individual employees. These adjustments only reflect efficiencies gained through September 30, 1998 and do not necessarily reflect all efficiences expected to be achieved in accordance with managements future plans.

                                                         Three Months Ended
                                                             September 30,
(Thousands, except per share data)                         1998         1997
------------------------------------------------------------------------------
Revenues                                               $ 159,198      $135,943
Net income                                                   605         2,550
                                                       -----------------------
Basic earnings per share                               $     .03      $    .18

                        KEY ENERGY GROUP AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued


4.  LONG-TERM DEBT

At September 30, 1998, major components of the Company's long-term debt were as follows:

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

Effective November 6, 1997, the Company entered into an Amended and Restated Credit Agreement with PNC (the "Amended PNC Credit Agreement"), as administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. The maximum commitment under the Amended PNC Credit Agreement decreased to $175 million on November 6, 2000 and to $125 million on November 6, 2001. The loan commitment terminated on November 6, 2002. Borrowings under the credit facility consisted of (i) Eurodollar Loans with interest currently payable quarterly at LIBOR plus 1.25% subject to adjustment based on certain financial ratios, (ii) Base Rate Loans with interest payable quarterly at the greater of PNC Prime Rate or the Federal Funds Effective Rate plus 1/2 %, or (iii) a combination thereof, at the Company's option. The Amended PNC Credit Agreement contained certain restrictive covenants and required the Company to maintain certain financial ratios. A change of control of the Company, as defined in the Amended PNC Credit
Agreement, was an event of default. Borrowings under the Amended PNC Credit Agreement were secured by substantially all of the assets of the Company and its domestic subsidiaries.

Effective December 3, 1997, PNC completed the syndication of the Amended PNC Credit Agreement. In connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered into a First Amendment to the Amended PNC Credit Agreement providing for, among other things, an increase in the maximum commitment to $250 million from $200 million.

In connection with the acquisition of Dawson, the total consideration paid for the Dawson Shares pursuant to the Tender Offer and the First Merger was approximately $181.7 million. The Company's source of funds to pay such amount, certain outstanding debt of Dawson and the Company and related fees and expenses was (i) a bridge loan agreement in the amount of $150,000,000, dated as of September 14, 1998, among the Company, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent, and the other lenders party thereto (the "Bridge Loan Agreement"). and (ii) a $550,000,000 Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, among the Company, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, PNC Capital Markets, Inc., as Arranger, and the other lenders named from time to time parties thereto (the "Second Amended and Restated Credit Agreement").

                        KEY ENERGY GROUP AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued


At September 30, 1998, $150,000,000 in principal amount under the Bridge Loan Agreement was outstanding. Interest under the Bridge Loan Agreement is payable on the 16th day of each month beginning October 16, 1998 and is currently payable at LIBOR plus 6.5%. In connection with the Bridge Loan Agreement, the Company entered into a Registration Rights Agreements (the "Registration Rights Agreements") with Lehman Brothers Inc. and Lehman Commercial Paper Inc. pursuant to which the Company agreed to file with the Securities and Exchange Commission (the "Commission") within a certain time period a registration statement with respect to (i) an offer to exchange borrowings under the Bridge Loan Agreement for a new issue of debt securities of the Company, and (ii) the resale of warrants (and the shares of common stock of the Company to be issued upon the exercise of such warrants) to purchase shares of common stock of the Company issued to Lehman Brothers Inc. in connection with the Bridge Loan Agreement. The value of such warrants do not have a recorded value due to the fact that such warrants are currently held in escrow and will only be released if certain conditions are met and/or certain events occur and that the basic terms of the warrants, including the number of shares subject to the warrants and the exercise price for such shares, will not be determined until the release date, if such release occurs. Loans outstanding after one year pursuant to the Bridge Loan Agreement will convert into term loans which may be exchanged by the holders thereof for exchange notes issued pursuant to an Indenture dated as of September 14, 1998 (the "Indenture"), between the Company and The Bank of New York, trustee.

At September 30, 1998, $300,000,000 in principal amount ($150,000,000 classified as tranche term loan A, "Tranche A Term Loan" and $150,000,000 classified as tranche term loan B, "Tranche B Term Loan") was outstanding under the Second Amended and Restated Credit Agreement. In addition, at September 30, 1998, there was $250,000,000 available in revolving commitments under the Second Amended and Restated Credit Agreement.

The Tranche A Term Loan requires interest payable monthly at LIBOR plus 2.75% and matures in sixteen consecutive quarterly installments commencing December 14, 1999. Quarterly installment amounts are equal to the applicable percentage for a particular quarter multiplied by the outstanding principal amount: 4% for installments 1 - 4, 6% for installments 5 - 8, 7% for installments 9 - 12 and 8% for installments 13 - 16. Tranche B Term Loan requires interest payable monthly at LIBOR plus 3.25% and matures in nineteen consecutive quarterly installments commencing December 14, 1999. Quarterly installment amounts are equal to the applicable percentage for a particular quarter multiplied by the outstanding principal amount: 0.25% for installments 1 - 16, 24% for installments 17 - 18 and 48% for the final 19th installment.

In connection with the Bridge Loan Agreement and the Second Amended and Restated Credit Agreement referred to above, the Company incurred approximately $19.6 million in various fees and associated financing charges.

In addition, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. Most of the Company's subsidiaries guaranteed those obligations and the notes issued pursuant to the

                        KEY ENERGY GROUP AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued


Dawson Indenture were equally and ratably secured with the obligations under the Second Amended and Restated Credit Agreement. At September 30, 1998 there was $140 million in principal amount of notes outstanding under the Dawson
Indenture. The notes bear interest at 9 3/8% with interest payments due on February 1 and August 1 of each year. Approximately $5.9 million of interest was paid by Dawson on August 1, 1998, prior to completion of the Tender Offer. As a result of the completion of the Tender Offer, the Company is required and has commenced a cash tender offer to purchase all of the outstanding notes at 101%
all of the aggregate principal amount of the outstanding notes (which outstanding amount is $140 million), the source of funds for which will be borrowings under the Second Amended and Restated Credit Agreement.

Additionally, the Company had outstanding letters of credit of $2,612,000 as of September 30 and June 30, 1998 related to its workers compensation insurance. The Company is contractually restricted from paying dividends under the terms of the Bridge Loan Agreement and the Second Amended and Restated Credit Agreement.

(ii) 5% Convertible Subordinated Notes

On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of Notes. The placements were made as private offerings pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the Notes were issued, includes the borrowings under the Second Amended and Restated Credit Agreement. The Notes are convertible, at the holder's option, into shares of Common Stock at a conversion price of $38.50 per share, subject to certain adjustments.

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

Proceeds from the placement of the Notes were used to repay then outstanding balances under the Company's credit facilities (see above). At September 30, 1998, $216,000,000 principal amount of the Notes remain outstanding. Interest on the Notes is payable on March 15 and September 15. Interest of approximately $5.4 million was paid on September 15, 1998.

                        KEY ENERGY GROUP AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued


(iii) 7% Convertible Subordinated Debentures

In July 1996, the Company completed a $52,000,000 private offering of 7% Convertible Subordinated Debentures due 2003 (the "Debentures") pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Debentures are subordinate to the Company's senior indebtedness, which as defined in the indenture pursuant to which the Debentures were issued includes the borrowings under the Second Amended and Restated Credit Agreement.

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

As of September 30, 1998, $47,400,000 in principal amount of the Debentures had been converted into 4,861,538 shares of common stock at the option of the holders. An additional 165,423 shares of common stock were issued representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999 and an additional 35,408 shares of common stock were issued as an inducement to convert. The additional 165,423 shares of common stock, representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999, are included in equity. The fair value of the additional 35,408 shares of common stock issued as inducement to convert was $710,186 and is recorded as interest expense in the unaudited consolidated statement of operations for the three months ended September 30, 1997. In addition, the proportional amount of unamortized debt issuance costs associated with the converted Debentures was charged to additional paid-in capital at the time of conversion.

At September 30, 1998, $4,600,000 principal amount of the Debentures remained outstanding. Interest on the Debentures is payable on January 1 and July 1 of each year. Interest of approximately $172,500 was paid on July 1, 1998

(iv) Other Notes Payable

At September 30, 1998, other notes payable consisted primarily of capital leases for automotive equipment and equipment leases with varying interest rates and principal and interest payments.

                        KEY ENERGY GROUP AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued


5. RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information

Statement of Financial Accounting Standards No. 131 ("SFAS 131") - Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 need not be applied to interim financial statements in the initial year of its application. However, comparative information for interim periods in the initial year of application is to be reported in the financial statements for interim periods in the second year of application. The Company will adopt SFAS 131 for the fiscal year ended June 30, 1999. The Company does not expect SFAS 131 to materially affect the Company's reporting practices.


6.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

Current and Subsequent Events

During the three months ended September 30, 1998, the Company completed the acquisition of the following well servicing, trucking, drilling and ancillary equipment companies and businesses:

Colorado Well Service, Inc.
Oilfield service assets of TransTexas Gas Corporation
Well servicing assets of Flint Engineering & Construcion Co.
Dawson Production Services, Inc.
Iceberg, S.A.
HSI Group

These acquisitions (which are more fully described in Note 3 to the unaudited consolidated financial statements) involve approximately 620 well service rigs (including four well service rigs in Argentina), 388 trucks and one drilling rig. The total purchase price of these acquisitions totaled approximately $288.9 million in cash, excluding any assumed net liabilities.

As of November 11, 1998, the Company owned a fleet of approximately 1,424 well service rigs, 1,121 oilfield trucks, and 74 drilling rigs, including 21 service rigs, 28 trucks and six drilling rigs in Argentina and three drilling rigs in Canada. Management currently believes that the Company's well servicing rig and oilfield truck fleet are the largest onshore fleets in the world. The Company operates in all major onshore oil and gas producing regions of the continental United States and provides a full range of drilling, completion, maintenance, workover and plugging and abandonment services for the oil and gas industry.

Impact of Lower Crude Oil Prices

As the result of the prolonged lower oil prices, the Company's drilling, completion and workover activity have been adversely affected. Equipment utilization for drilling, completion and workover activity has continued to decline throughout the last three months of fiscal year 1998 and the first three months of fiscal 1999. The demand for these services, which generate higher margins, will continue to be adversely affected until oil prices substantially increase from their current depressed levels.

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

Over the past two and one-half years, the Company has been the leading consolidator of this industry, completing in excess of 50 acquisitions of well servicing and drilling operations through September 30, 1998. This consolidation has led to reduced fragmentation in the market and a more predictable demand for well services for the Company and its competitors. The Company's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses.

As a result of the Company's recent growth through acquisition, the Company has developed a strategy to:

1.   Maximize operating efficiences by focusing on reducing costs;

2.   Fully   integrate    acquisitions   into   the   Company's    decentralized
     organizational structure and thereby attempt to maximize operating margins;

3. Expand business lines and services offered by the Company in existing areas of operations; and

4. Extend the geographic scope and operating environments for the Company's operations.

If the current decline in the oil prices persists for a protracted period or a recovery in such prices remains uncertain, the Company may curtail or halt its growth strategy until such time as prices reach more favorable ranges.

RESULTS OF OPERATIONS

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this report.

QUARTER ENDED SEPTEMBER 30, 1998 VERSUS THE QUARTER ENDED SEPTEMBER 30, 1997

Net Income

For the quarter ended September 30, 1998, the Company reported net income of $1,837,000 ($.10 per share - basic) as compared to $4,111,000 ($.29 per share - basic) for the quarter ended September 30, 1997, representing a decrease of $2,274,000, or 55% (66% decrease in basic earnings per share). The decrease in net income is primarily attributable to the Company's decrease in service and drilling rig utilization rates.

Revenues

The Company's total revenues for the quarter ended September 30, 1998 increased by $40,188,000, or 53%, to $115,587,000 compared to $75,399,000 reported for the quarter ended September 30, 1997. The increase is primarily attributable to the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months, offset by the Company's decrease in service and drilling rig utilization rates.

Oilfield service revenues for the quarter ended September 30, 1998 increased by $36,301,000, or 52%, to $105,799,000 compared to $69,498,000 reported for the quarter ended September 30, 1997. The increase is primarily attributable to the Company's acquisitions of oilfield service companies over the past twelve months, offset by the Company's decrease in oilfield service rig utilization rates.

Drilling revenues for the quarter ended September 30, 1998 increased by $4,787,000, or 170%, to $7,610,000 compared to $2,823,000 reported for the quarter ended September 30, 1997. The increase is primarily attributable to the Company's drilling rig acquisitions over the past twelve months, offset by the Company's decrease in drilling rig utilization rates.


Costs and Expenses and Operating Margins

The Company's total costs and expenses for the quarter ended September 30, 1998 increased by $43,549,000, or 63%, to $112,430,000 compared to $68,881,000 reported for the quarter ended September 30, 1997. The increase is directly attributable to increased operating costs and expenses associated with the Company's acquisitions over the past twelve months.

Oilfield service expenses for the quarter ended September 30, 1998 increased by $25,459,000, or 53%, to $73,698,000 compared to $48,239,000 reported for the quarter ended September 30, 1997. Oilfield service margins (revenues less direct costs and expenses) increased for the quarter ended September 30, 1998 by $10,842,000, or 51%, to $32,101,000 compared to $21,259,000 for the quarter ended September 30, 1997. Oilfield service margins as a percentage of oilfield service revenue for the quarters ended September 30, 1998 and 1997 was 30% and 31%, respectively. In addition, the Company has continued to expand its services, offering higher margin ancillary services and equipment such as well fishing tools, blow-out preventers and frac tanks.

The Company's contract drilling costs and expenses for the quarter ended September 30, 1998 increased by $5,064,000, or 224%, to $7,327,000 compared to $2,263,000 for the quarter ended September 30, 1997. Oilfield drilling margins for the Company's drilling operations during the quarter ended September 30, 1998 decreased by $277,000, or 49%, to $283,000 compared to $560,000 for the quarter ended September 30, 1997. Oilfield drilling margin as a percentage of oilfield drilling revenue for the quarters ended September 30, 1998 and 1997 was 4% and 20%, respectively. Such decreases are attributable to the decreases in onshore drilling due to the lower crude oil and natural gas prices.

General and administrative expenses for the quarter ended September 30, 1998 increased by $3,760,000, or 49%, to $11,438,000 compared to $7,678,000 for the quarter ended September 30, 1997. The increase was primarily attributable to the Company's recent acquisitions and expanded services. General and administrative expenses as a percentage of total revenue for the quarters ended September 30, 1997 and 1998 was 10% for each period.

Depreciation, depletion and amortization expense for the quarter ended September 30, 1998 increased by $5,891,000, or 122%, to $10,703,000 compared to $4,812,000 for the quarter ended September 30, 1997. The increase is directly related to the increase in property and equipment and intangible assets of the Company over the past twelve months as a result of its acquisitions.

Interest expense for the quarter ended September 30, 1998 increased by $3,419,000, or 67%, to $8,505,000 compared to $5,086,000 for the quarter ended
September 30, 1997. The increase was primarily the result of increased indebtedness used to finance the Company's acquisition program.

Income tax expense for the quarter ended September 30, 1998 decreased by $1,087,000, or 45%, to $1,320,000 compared to $2,407,000 for the quarter ended
September 30, 1997. The effective tax rate for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997 has increased due to amortization of intangible assets (which is generally non-deductible for tax purposes). The Company does not expect to have to pay the full amount of the income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carry-forwards.

Cash Flows

Net cash provided by operating activities for the quarter ended September 30, 1998 increased by $8,348,000 or 206%, to $12,408,000 compared to $4,060,000 provided for the quarter ended September 30, 1997. This increase is primarily related to the Company's acquisitions over the past twelve months.

Net cash used in investing activities for the quarter ended September 30, 1998 increased by $122,553,000, or 93%, to $254,407,000 compared to $131,854,000 used for the quarter ended September 30, 1997. This increase is primarily related to the Company's acquisitions over the past twelve months.

Net cash provided by financing activities for the quarter ended September 30, 1998 increased by $121,285,000 or 90%, to $256,651,000 compared to $135,366,000 provided during the quarter ended September 30, 1997. The increase is primarily the result of borrowings of long-term debt used to finance the Company's acquisition program.

LIQUIDITY, CAPITAL COMMITMENTS AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash of $39.9 million compared to $25.3 million at June 30, 1998 and $49.3 million at September 30, 1997. At September 30, 1998, the Company had working capital of $73.9 million compared to $79.5 million at June 30, 1998 and $77.9 million at September 30, 1997.

In addition to its ongoing acquisition program, for fiscal 1999, the Company has projected approximately $40 million of capital expenditures for improvements of existing service and drilling rig machinery and equipment, a decrease of $12.1 million over the $52.1 million expended during fiscal 1998. The Company expects to finance these capital expenditures through internally generated operating cash flows. Capital expenditures for service and drilling rig improvements for the three months ended September 30, 1998 and 1997 were $7.6 million and $7.0 million, respectively.

The Company has projected approzimately $2.0 million of capital expenditures for oil and gas exploration for fiscal 1999 as compared to $7.8 million expended for fiscal 1998. Financing of these costs is expected to come from operations and available credit facilities. For the three months ended September 30, 1998 and 1997, the Company expended $1.6 million and $2.1 million, respectively.

The Company's primary capital resources are net cash provided by operations and proceeds from certain long-term debt facilities.

Year 2000 Issue

The Company is currently implementing a new integrated management information system along with updated hardware that will replace most of the systems currently utilized. The implementation of the new management information system, which is Year 2000 compliant, began in July 1998 and is scheduled to be substantially completed by June 1999. The Company has not yet developed a plan to formally communicate with its significant suppliers and customers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise impact the operations of the Company. The Company does not anticipate that this will have a material impact on operations. However, there can be no assurance that the systems of other companies on which the Company's processes rely will be timely converted, or that failure to successfully convert by another company, or conversion that is incompatible with the Company's systems, would not have an impact on the Company's operations. A potential source of risk includes, but is not limited to, the inability of principal suppliers and major customers to be year 2000 compliant, which could result in delays in product deliveries from such suppliers and collection of accounts receivables. The Company currently does not have a contingency plan in place to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the fiscal year.

The cost of the new management information system, (a large part of which management expects will be capitalized) is not expected to have a material impact on the Company's business, operations or results thereof, financial condition, liquidity or capital resources. Although the Company is not aware of any material operational issues or costs associated with preparing its internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
         None.

Item 2. Changes in Securities and Use of Proceeds.

        (c) Recent Sales of Unregistered Securities:

During the three months ended September 30, 1998, the Company effected the following sales of unregistered securities:

Effective September 14, 1998, in connection with the Bridge Loan Agreement, the Company issued to Lehman Brothers, Inc. warrants to purchase a number of shares of Common Stock at a per share exercise price to be determined on the date, if any, such warrants are released from escrow, such release to occur if certain conditions are met and/or certain events occur. The issuance of the warrants was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a sale of securities not invovling any public offering.

Item 3. Defaults Upon Senior Securities.
          None.


Item 4. Submission of Matters to a Vote of Security Holders.
          None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as a part of the Form 10-Q

Number   Description

10(a)Asset  Purchase  Agreement  among Key Four  Corners,  Inc.,  Colorado  Well
     Service, Inc. and Keith Poole effective July 10, 1998.

10(b)Asset Purchase  Agreement among Key Energy Services - South Texas, Inc. and
     TransTexas Gas Corporation effective August 17, 1998.

10(c)Asset Purchase  Agreement among Key Energy Group, Inc., Flint Engineering &
     Construction Co. and Flint Industries, Inc. effective September 9, 1998.

10(d)Asset Purchase  Agreement among Dawson  Production  Partners,  L.P., Dawson
     Production  Services,   Inc.,  and  Hellums  Services  II,  Inc.,  Superior
     Completion Services, Inc., South Texas Disposal, Inc., Elsik II, Inc., Roger D. Hellums, Charles C. Forbes, Jr., Robert W. Randle, Jr., Ronald D. Brieden, John E. Crisp, Charles Talley, and James J. Acker effective August 14, 1998.

10(e)Commitment Letter between Key Energy Group, Inc. and PNC Bank, N.A., dated as of August 17, 1998 (filed as Exhibit (b)(1) to Schedule 14D-1 and
     Schedule 13D filed by Midland Acquisition Corp. and the Company on August 12, 1998, File No. 005-47031, and incorporated herein by reference).

10(f)Engagement  Letter between Key Energy Group,  Inc. and Bear,  Stearns & Co,
     Inc., dated as of May 8, 1998. (filed as Exhibit (b)(2) to Schedule 14D-1 and Schedule 13D filed by Midland Acquisition Corp. and the Company on August 12, 1998, File No. 005-47031, and incorporated herein by reference).

10(g)Engagement  Letter  between  Key  Energy  Group,  Inc.  and  Dain  Rauscher
     Wessels, dated as of July 2, 1998. (filed as Exhibit (b)(3) to Schedule 14D-1 and Schedule 13D filed by Midland Acquisition Corp. and the Company on August 12, 1998, File No. 005-47031, and incorporated herein by reference).

10(h)Confidentiality  Agreement,  dated as of  August  8,  1998 by and among Key
     Energy Group, Inc., Midland Acquisition Corp. and Dawson Production Services, Inc. (filed as Exhibit (c)(2) to Schedule 14D-1 and Schedule 13D filed by Midland Acquisition Corp. and the Company on August 12, 1998, File No. 005-47031, and incorporated herein by reference).

10(i)Agreement and Plan of Merger, dated as of August 11, 1998, by and among Key Energy Group, Inc., Midland Acquisition Corp. and Dawson Production Services, Inc. (filed as Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(j)$150,000,000  Bridge Loan  Agreement,  dated as of September 14, 1998 among
     Key Energy Group, Inc., Lehman Brothers Inc., Lehman Commercial Paper Inc., and certain lenders and guarantors. (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(k)Indenture for the Key Energy Group, Inc. Exchange Notes due 2008, dated as of September 14, 1998 (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(l)Warrant  Agreement among Key Energy Group, Inc. and The Bank of New York as
     Trustee, dated as of September 14, 1998. (filed as Exhibit 99.3 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(m)Debt Registration  Rights Agreement,  among Key Energy Group,  Inc., Lehman
     Commercial Paper Inc. and the guarantors set forth therein, dated as of September 14, 1998 (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(n)Equity  Registration  Rights Agreement,  between Key Energy Group, Inc. and
     Lehman Brothers Inc., dates as of September 14 1998 (filed as Exhibit 99.5 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(o)Escrow  Agreement  among Key Energy  Group,  Inc.,  Lehman  Brothers  Inc.,
     Lehman Commercial Paper Inc. and The Bank of New York, dated as of September 14, 1998 (filed as Exhibit 99.6 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(p)$550,000,000  Second  Amended  and  Restated  Credit  Agreement,  among Key
     Energy Group, Inc., PNC Bank, National Association, Norwest Bank Texas, N.A., PNC Capital Markets, Inc. and the several lenders from time to time parties thereto, dated as of June 6, 1997, as amended and restated through September 14, 1998 (filed as Exhibit 99.7 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(q)Amended and Restated Master Guarantee and Collateral  Agreement made by Key
     Energy Group, Inc. and certain of its subsidiaries in favor of Norwest Bank Texas, N.A., dated as of June 6, 1998, as amended and restated through September 14, 1998 (filed as Exhibit 99.8 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(r)Intercreditor and Collateral  Agency  Agreement,  dated as of September 14,
     1998 (filed as Exhibit 99.9 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(s)Indenture dated February 20, 1997 between Dawson Production Services,  Inc.
     and U.S. Trust Company of Texas, N.A. (filed as Exhibit 99.10 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(t)Supplemental  Indenture dated  September 21, 1998,  among Key Energy Group,
     Inc.,  its  Subsidiaries  and U.S. Trust Company of Texas,  N.A.  (filed as
     Exhibit 99.11 to the Company's Current Report on Form 8-K dated September 28, 1998, File No. 001-08038, and incorporated herein by reference).

10(u)Form of Indemnification Agreement and provisions regarding indemnification of directors and officers from the Company's Articles of Incorporation and Bylaws (filed as Exhibit 3 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, and incorporated herein by reference).

10(v)Employment Agreement effective as of April 1, 1996 between the Company and Michael E. Little (filed as Exhibit 4 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(w)Amendment No. 1 to Employment  Agreement between the Company and Michael E.
     Little (filed as Exhibit 5 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(x)Amendment No. 2 to Employment  Agreement between the Company and Michael E.
     Little (filed as Exhibit 6 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(y)Employment Agreement effective as of April 1, 1996 between the Company and Joseph Eustace (filed as Exhibit 7 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(z)Amendment  No. 1 to  Employment  Agreement  between  the Company and Joseph
     Eustace (filed as Exhibit 8 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(aa) Employment Agreement effective as of July 1, 1998 between the Company and Jim Byerlotzer (filed as Exhibit 9 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(bb)  Amendment  No. 1 to  Employment  Agreement  between  the Company and Jim
     Byerlotzer  (filed as  Exhibit  10 to the  Schedule  14D-9  filed by Dawson
     Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(cc) Employment  Agreement  effective April 1, 1996 between the Company and P.
     Mark  Stark  (filed as  Exhibit 11 to the  Schedule  14D-9  filed by Dawson
     Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(dd) Amendment No. 1 to Employment  Agreement  between the Company and P. Mark
     Stark (filed as Exhibit 12 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(ee) Employee Severance Pay Plan of Dawson Production Services, Inc. (filed as
     Exhibit 13 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(ff) Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and Michael E. Little (filed as Exhibit 14 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(gg) Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and James J. Byerlotzer (filed as Exhibit 15 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).

10(hh) Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and Joseph E. Eustace (filed as Exhibit 16 to the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 005-47031, and incorporated herein by reference).


27(a) Statement - Financial Data Schedule

(b) The following report on Form 8-K was filed during the quarter ended September 30, 1998:

The Company's Current Report on Form 8-K was filed on September 28, 1998 to report the Company's acquisition of Dawson Production Services, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             KEY ENERGY GROUP, INC.
                                             (Registrant)



                                      By /s/ Francis D. John
       Dated: November 16, 1998       President and Chief Executive Officer

                                      By /s/ Stephen E. McGregor
       Dated: November 16, 1998       Executive Vice President, Chief Financial
                                      Officer and Treasurer

                                      By /s/ Danny R. Evatt
       Dated: November 16, 1998       Vice President Financial Operations and
                                      Principal Accounting Officer