Form 10-Q
period 1998-12-31
KEY ENERGY SERVICES INC
filed 1999-02-16
CIK 318996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from to ________


                         Commission file number 1-8038


                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                               Maryland 04-2648081
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)


             Two Tower Center, 20th Floor, East Brunswick, NJ 08816
               (Address of principal executive offices) (ZIP Code)

       Registrant's telephone number including area code: (732) 247-4822






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No






           Common Shares outstanding at February 9, 1999 - 18,293,083

                   Key Energy Services, Inc. and Subsidiaries

                                      INDEX

PART I. Financial Information

Item 1.           Unaudited Consolidated Financial Statements                  3

Item 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations              17


PART  II. Other Information

Item 1.           Legal Proceedings                                           24

Item 2.           Changes in Securities and Use of Proceeds                   24

Item 3.           Defaults Upon Senior Securities                             24

Item 4.           Submission of Matters to a Vote of Security Holders         24

Item 6.           Exhibits and Reports on Form 8-K                            25

Signatures                                                                    27

                   Key Energy Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                               December 31,     June 30,
                                                                                                   1998           1998
                                                                                                (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash                                                                                               $8,181      $25,265
    Accounts receivable, net of allowance for doubtful accounts
       ($3,145 and $2,843 at December 31 and June 30, 1998, respectively)                             115,881       82,406
    Inventories                                                                                        13,576       13,315
    Deferred tax asset                                                                                  1,203        1,203
    Prepaid income taxes                                                                                  540          537
    Prepaid expenses and other current assets                                                           6,001        4,831
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                                145,382      127,557
---------------------------------------------------------------------------------------------------------------------------
  Property and Equipment:
    Oilfield service equipment                                                                        634,114      400,731
    Oil and gas well drilling equipment                                                                84,873       61,629
    Motor vehicles                                                                                     53,819       19,748
   Oil and gas properties and other related equipment, successful efforts                                           42,638
method                                  43,160
    Furniture and equipment                                                                             5,950        5,333
    Buildings and land                                                                                 34,717       17,458
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      856,633      547,537
Accumulated depreciation and depletion                                                               (71,506)     (48,385)
---------------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                                            785,127      499,152
---------------------------------------------------------------------------------------------------------------------------
   Goodwill, net of accumulated amortization ($8,288 and $2,264 at
December 31 and June 30, 1998, respectively)                                                          208,811       44,936
    Other assets                                                                                       36,210       26,995
---------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                                   $1,175,530     $698,640
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                                                  $20,831      $20,124
    Other accrued liabilities                                                                          25,175       22,239
    Accrued interest                                                                                    4,150        3,818
    Current portion of long-term debt                                                                   9,511        1,848
---------------------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                                            59,667       48,029
---------------------------------------------------------------------------------------------------------------------------
  Long-term debt, less current portion                                                                839,870      397,931
  Non-current accrued expenses                                                                          4,527        4,812
  Deferred tax liability                                                                              126,844       92,940

  Stockholders' equity:
    Common stock, $.10 par value; 100,000,000 shares authorized, 18,709,735
      and 18,684,479 shares issued at December 31 and June 30, 1998, respectively                       1,871        1,868
    Additional paid-in capital                                                                        119,300      119,303
    Treasury stock, at cost; 416,666 shares at December 31 and
        June 30, 1998                                                                                 (9,682)      (9,682)
    Unrealized gain on available-for-sale securities                                                        -        2,346
    Retained earnings                                                                                  33,133       41,093
---------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                                          144,622      154,928
---------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                                       $1,175,530     $698,640
===========================================================================================================================

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   Key Energy Services, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                    (in thousands, except per share amounts)


                                                           Three months ended                   Six months ended
                                                              December 31,                           December 31,
                                                          1998            1997                  1998
                                                                                                             1997
-----------------------------------------------------------------------------------------------------------------------

REVENUES:
   Oilfield services                                       $ 126,446         $94,739           $222,939       $161,805
   Oil and gas well drilling                                  15,234          11,492             32,150         16,747
   Oil and gas                                                 1,837           1,949              3,607          3,801
   Other, net                                                    129           1,493                537          2,719
-----------------------------------------------------------------------------------------------------------------------
                                                             143,646         109,673            259,233        185,072
-----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oilfield services                                          90,862          65,982            158,267        112,170
   Oil and gas well drilling                                  12,399           8,962             26,019         13,276
   Oil and gas                                                   879             893              1,638          1,696
   Depreciation, depletion and
       amortization                                           14,427           7,371             25,130         12,509
   General and administrative                                 14,338          10,370             25,776         18,048
   Interest                                                   18,822           4,248             27,327          9,008
   Corporate restructuring                                     6,699               -              6,699              -
-----------------------------------------------------------------------------------------------------------------------
                                                             158,426          97,826            270,856        166,707
-----------------------------------------------------------------------------------------------------------------------
Income/ (loss) before income taxes                          (14,780)          11,847           (11,623)         18,365
Income tax provision                                         (4,983)           4,502            (3,663)          6,909
-----------------------------------------------------------------------------------------------------------------------

NET INCOME/(LOSS)                                          $ (9,797)          $7,345           $(7,960)        $11,456
=======================================================================================================================

EARNINGS/(LOSS) PER SHARE :
  Basic                                                     $ (0.54)           $0.40           $ (0.44)          $0.71
  Diluted                                                   $ (0.54)           $0.35           $ (0.44)          $0.58

=======================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                       18,291          18,151             18,283         16,133
  Diluted                                                     18,291          25,854             18,283         22,847
=======================================================================================================================

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   Key Energy Services, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                        Three months ended           Six Months Ended
                                                                           December 31,                December 31,
                                                                        1998          1997          1998          1997
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                      $(9,797)        $7,345      $(7,960)       $11,456
  Adjustments to reconcile income from operations to
    net cash provided (used) by operations:
  Depreciation, depletion and amortization                                 14,427         7,371        25,130        12,509
  Amortization of deferred debt costs                                       1,597           369         2,364           378
  Deferred income taxes                                                   (4,970)         1,177       (3,650)         3,584
  Gain on sale of assets                                                        -             -            47             -
  Other non-cash items                                                      6,490             -         6,692         1,313
  Change in assets and liabilities net of effects
     from the acquisitions:
    (Increase) decrease in accounts receivable                            (8,530)         1,890       (4,053)       (4,334)
    (Increase) decrease in other current assets                               657       (1,742)         1,194         (342)
    Increase (decrease) in accounts payable and accrued expenses         (39,885)       (8,666)      (44,176)       (9,638)
    Increase (decrease) in accrued interest                                 1,254         3,041           332         1,212
    Other assets and liabilities                                            2,130       (3,424)         (139)       (4,717)
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                       (36,627)         7,361      (24,219)        11,421
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Oilfield service operations                      (7,940)      (12,268)      (14,527)      (18,962)
  Capital expenditures - Oil and gas well drilling operations               (427)       (1,315)       (1,446)       (1,654)
  Capital expenditures - Oil and gas operations                           (1,772)       (1,926)       (3,380)       (3,984)
  Proceeds from sale of fixed assets                                           69             -           160             -
  Cash received in acquisitions                                               244             -        27,252         2,903
  Acquisitions - Oilfield service operations                              (2,814)      (29,933)     (275,106)     (137,563)
  Acquisitions - Oil and gas well drilling                                      -       (7,256)             -      (21,866)
  Acquisitions - Oil and gas operations                                         -         (600)             -         (600)
  Acquisitions - Minority interest                                              -             -             -       (3,426)
----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                  (12,640)      (53,298)     (267,047)     (185,152)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                              (2,492)       (2,229)       (4,205)       (2,547)
  Repayment of long-term debt                                           (140,000)      (19,337)     (140,000)     (216,337)
  Borrowings under line-of-credit                                         160,000        65,000       438,000       199,000
  Purchase of treasury stock                                                    -       (9,682)             -       (5,559)
  Proceeds from long-term commercial paper                                      -        14,000             -       208,500
  Proceeds paid for debt issuance costs                                         -             -      (19,636)             -
  Proceeds from exercise of warrants                                            -            99             -            99
  Proceeds from exercise of stock options                                       -           942             -           942
  Proceeds from other long-term debt                                           23         1,638            23         1,699
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                17,531        50,431       274,182       185,797
----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                        (31,736)         4,494      (17,084)        12,066
  Cash at beginning of period                                              39,917        49,276        25,265        41,704
----------------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                    $8,181       $53,770        $8,181       $53,770
============================================================================================================================

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   Key Energy Services, Inc. and Subsidiaries
            Unaudited Consolidated Statements of Comprehensive Income
                                 (in thousands)


                                                                             Three months ended               Six Months Ended
                                                                                December 31,                    December 31,
                                                                            1998            1997             1998            1997
                                                                        --------------- --------------- ---------------- -----------
Net income/(loss)                                                              $(9,797)          $7,345      $ (7,960)       $11,456

Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale securities                                   -               -          1,200             -
                                                                        --------------- --------------- ---------------- -----------

Comprehensive income/(loss), net of tax                                       $ (9,797)         $ 7,345      $ (6,760)       $11,456
                                                                        =============== =============== ================ ===========

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                           December 31, 1998 and 1997

1. BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company" or "Key") and its wholly-owned subsidiaries for the six month and three month periods ended December 31, 1998 and 1997 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the six month and three month periods ended December 31, 1998 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1999.

Accounting Changes
Effective July 1, 1998 the Company made certain changes in the estimated useful lives of its workover rigs, increasing the lives from 17 years to 25 years. This change increased net income by $775,000 and $1,525,000 in the three and six months ended December 31, 1998, respectively ($.04 and $.08 per share-basic). Had this change been made effective July 1, 1997, the effect would have increased net income by $306,000 and $705,000 in the three and six months ended December 31, 1997, respectively ($.02 and $.04 per share-basic). This change was made to better reflect the expected utilization of these assets over time, to better provide matching of revenues and expenses and to better reflect the industry standard in regards to estimated useful lives of workover rigs.

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

Amounts reported for the six months ended December 31, 1998 differ from the amounts previously reported on the Company's Quarterly Report on Form 10-Q, for the six months ended December 31, 1997, due to non-cash adjustments, recorded in the forth quarter of fiscal 1998, associated with the conversion of the Company's 7% debentures converted in the first quarter of fiscal year 1998. See footnote 4 for further discussion on conversion of the 7% debentures.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued


Restructuring Charge
During the three months ended December 31, 1998, the Company recorded a non-recurring charge in conjunction with the company-wide restructuring plan, designed to streamline our operations that involves closing facilities and terminating employees. This charge includes severance payments and other termination benefits to terminated employees, lease commitments related to closed facilities and environmental studies performed on closed leased yard locations. The Company expects to complete the plan by June 30, 1999 and has recorded an aggregate restructuring charge of $6,699,000, which is included in our Consolidated Statement of Operations for the quarter ended December 31, 1998. The major components of the restructuring charge and costs incurred to date are as follows:


                           Restructuring      Costs Incurred      Balance as of
Description (in thousands)   Charge              to Date       December 31, 1998
                           -----------------------------------------------------
Severance/employee costs   $6,231                   $(834)                $5,397
Lease commitments             433                      -                     433
Environmental clean-up         35                      -                      35
                           -------                 -------            ----------
     Total                 $6,699                   $(834)                $5,865
                           =======                 =======            ==========


2. EARNINGS PER SHARE

The following table sets forth the computation of diluted net income per common share:

                                    Three Months Ended        Six Months Ended
                                        December 31,             December 31,
                                      (in thousands)             (in thousands)
                                       1998       1997        1998         1997
                                    -------------------       ------------------
Diluted EPS Computation:
Numerator-
Net Income                          $(9,797)   $ 7,345        $(7,960    $11,456
Effect of Dilutive Securities,
Tax Effected:
Interest on Convertible Debt*            -       1,738            -        1,882
                                    ------------------        ------------------
                                    $ (9,797)  $ 9,083        $(7,960)   $13,338
                                    ------------------        ------------------
Denominator-
Weighted Average Common
Shares Outstanding                    18,291    18,151         18,283     16,133
Warrants*                                -          91            -          165
Stock Options*                           -       1,530            -        1,495
7% Convertible Subordinated
Debentures *                             -         472            -        2,096
5% Convertible Subordinated  Notes *     -       5,610            -        2,958
                                     -----------------        ------------------
                                      18,291    25,854         18,283     22,847
                                     -----------------        ------------------

Diluted EPS                          $(0.54)     $0.35        $(0.44)      $0.58

* Net income effect and share effect related to Warrants, Stock Options, 7% Convertible Subordinated Debentures and 5% Convertible Subordinated Notes are omitted as they produce anti-dilution during the three and six months ended December 31, 1998.

3. BUSINESS AND PROPERTY ACQUISITIONS

The Company

The Company conducts its oil and gas well service operations through wholly-owned subsidiaries in all major onshore oil and gas producing regions of the continental United States and in Argentina. The Company conducts contract drilling operations through wholly-owned subsidiaries in several oil and gas producing regions of the continental United States and in Argentina and Canada. The Company also owns and produces oil and natural gas in the Permian Basin and the Panhandle of Texas.

As of December 31, 1998, the Company owned a fleet of approximately 1,421 well service rigs, 1,131 oilfield trucks, and 74 drilling rigs, including 21 service rigs, 38 trucks and six drilling rigs in Argentina and three drilling rigs in Canada.

Acquisitions Completed During the Six Months Ended December 31, 1998

The following acquisitions were completed during the six months ended December 31, 1998. Except as otherwise noted, the results of operations from these acquisitions are included in the Company's results of operations for the applicable six months ended December 31, 1998 (effective as of the date of completion of the acquisition unless otherwise noted). Each of the acquisitions was accounted for using the purchase method of accounting. The purchase prices specified below are based on cash paid at closing and do not include any post-closing adjustments, if any, paid or to be paid based upon a re-calculation of the working capital of acquired companies as of the closing dates.

Colorado Well Service Inc.

On July 15, 1998, the Company completed the acquisition of the assets of Colorado Well Service, Inc. ("Colorado") for approximately $6.5 million in cash. These assets included seventeen well service rigs and one drilling rig in Utah and Colorado.

TransTexas Oilfield Service Assets

On August 19, 1998, the Company completed the acquisition of certain oilfield service assets of TransTexas Gas Corporation ("TransTexas") for approximately $20.5 million in cash. The TransTexas assets were based in Laredo, Texas and included nine well service rigs, approximately 80 oilfield trucks, 173 frac and other tanks, and various pieces of equipment, parts and supplies.

Dawson Production Services, Inc.

On September 15, 1998, Midland Acquisition Corp. ("Midland"), a New Jersey corporation and a wholly-owned subsidiary of the Company, completed its cash tender offer (the "Tender Offer") for all outstanding shares of common stock, par value $0.01 per share (the "Dawson Shares"), including the associated common stock purchase rights, of Dawson Production Services, Inc. ("Dawson") at a price of $17.50 per share. Midland accepted for payment 10,021,601 Dawson Shares for a total purchase price of approximately $175.4 million. The acceptance of tendered Dawson Shares, together with Dawson Shares previously owned by Midland and the

Company prior to the commencement of the Tender Offer resulted in Midland and the Company acquiring approximately 97.0% of the outstanding Dawson Shares. The purchase price for Dawson Shares pursuant to the Tender Offer was determined through to arms-length negotiations between the parties and was based on a variety of factors, including, without limitation, the anticipated earnings and cash flows of Dawson.

The Tender Offer was made pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), dated as of August 11, 1998, by and among Midland, the Company and Dawson. On September 18, 1998, pursuant to the terms of the Merger Agreement, Midland was merged with and into Dawson (the "First Merger") under the laws of the States of New Jersey and Texas and all Dawson Shares not owned by Midland were canceled and retired and converted into the right to receive $17.50 in cash. On September 21, 1998, Dawson was merged with and into the Company (the "Second Merger") pursuant to the laws of the States of Maryland and Texas.

The total consideration paid for the Dawson Shares pursuant to the Tender Offer and the First Merger was approximately $181.7 million. Including the cost of Dawson Shares purchased during the fourth quarter of fiscal year 1998 and debt net of cash assumed, the aggregate purchase price for Dawson was approximately $321.3 million.

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

Corunna Drilling

Effective October 21, 1998, the Company completed the acquisition of Corunna Drilling for approximately $2.8 million in cash. Corunna operates three drilling rigs and related equipment in Ontario, Canada. The operating results of Corunna are included in the Company's results of operations effective October 21, 1998.

Pro Forma Results of Operations - (unaudited)

The following unaudited pro forma results of operations have been prepared as though Dawson had been acquired on July 1, 1997 with adjustments to record specifically identifiable decreases in direct costs and general and administrative expenses related to the termination of individual employees. Dawson is included in financial results for all of the three months ended December 31, 1998.
                                    Three months ended       Six months ended
                                     December 31,                December 31,
(Thousands, except per share data)  1998         1997        1998         1997
                                    ------------------       -------------------
Revenues                           $143,646   $165,083       $295,588   $300,339
Net income/(loss)                    (9,797)     4,922        (14,245)     6,718

Basic earnings/(loss) per share    $   (.54)  $    .27       $   (.78)  $    .42

4. LONG-TERM DEBT

At December 31, 1998, major components of the Company's long-term debt were as follows:

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

On November 19, 1998 and December 29, 1998, the Company and its lenders entered into the First and Second Amendments to the Second Amended and Restated Credit Agreement. These amendments modified certain financial covenants and certain other terms of the Second Amended and Restated Credit Agreement.

At December 31, 1998, $150,000,000 in principal amount under the Bridge Loan Agreement was outstanding. On January 22, 1999 this amount was replaced with the private placement of $150,000,000 14% Senior Subordinated Notes. See discussion below.

At December 31, 1998, $460,000,000 in principal amount ($150,000,000 classified as tranche term loan A, "Tranche A Term Loan" and $200,000,000 classified as tranche term loan B, "Tranche B Term Loan" and $110,000,000 revolving commitments) was outstanding under the Second Amended and Restated Credit Agreement. In addition, at December 31, 1998, there was $40,000,000 available in revolving commitments under the Second Amended and Restated Credit Agreement, including amounts reserved in connection with outstanding letters of credit.

The Tranche A Term Loan requires interest payable monthly at LIBOR plus 3.00% and matures in sixteen consecutive quarterly installments commencing December 14, 1999. Quarterly installment amounts are equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 4% for installments 1 - 4, 6% for installments 5 - 8, 7% for installments 9 - 12 and 8% for installments 13 - 16. Tranche B Term Loan requires interest payable monthly at LIBOR plus 3.75% and matures in nineteen consecutive quarterly installments commencing December 14, 1999. Quarterly installment amounts are equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 0.25% for installments 1 - 16, 24% for installments 17 - 18 and 48% for the final 19th installment.

The revolving commitment requires interest payable monthly at LIBOR plus 3% and matures September 14, 2003.

In connection with the Bridge Loan Agreement and the Second Amended and Restated Credit Agreement referred to above, the Company incurred various fees and associated expenses of approximately $6,500,000 and $13,136,000, respectively.

In addition, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. Most of the Company's subsidiaries guaranteed those obligations and the senior notes ("Dawson Senior Notes") issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Second Amended and Restated Credit Agreement. On November 17, 1998 the Company completed a cash tender offer to purchase outstanding notes at 101% of the aggregate principal amount of the notes, the source of funds which were borrowed under the Second Amended and Restated Credit Agreement. Under the tender offer, $138,594,000 in principal amount of the Dawson Senior Notes was redeemed and a premium of $1,386,000 was paid. In addition, accrued interest of $4,078,000 was paid at redemption.

At December 31, 1998, $1,406,000 principal amount of the Dawson Senior Notes remained outstanding. Interest on the Dawson Senior Notes is payable on February 1 and August 1 of each year.

Additionally, the Company had outstanding letters of credit of $2,612,000 as of December 31 and June 30, 1998 related to its workers compensation insurance. The Company is contractually restricted from paying dividends under the terms of the Bridge Loan Agreement and the Second Amended and Restated Credit Agreement.

(ii) 14% Senior Subordinated Notes

On January 22, 1999 the Company completed the private placement of units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 ("Senior Subordinated Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock (the "Warrants"). The placement was made as private offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. Each warrant entitles the holder thereof to purchase 13.5504 shares of common stock at an exercise price of $4.88125. On January 22, 1999 the value of the warrants was $7.4 million, using the Black-Sholes pricing model.

Before January 15, 2002, the Company may redeem 35% of the aggregate principal amount of Senior Subordinated Notes, during the first 36 months at a redemption price of 114% of the principal amount, plus accrued unpaid interest, with net cash proceeds of one or more equity offerings. On or after January 15, 2004, the Company may redeem all or a part of the Senior Subordinated Notes at a redemption price of 107% of the principal amount, plus accrued unpaid interest, declining ratably thereafter on an annual basis.

In the event of a change in control of the Company, as defined in the indenture under which the Senior Subordinated Notes were issued, the Company must commence within 10 business days an offer to each holder of Senior Subordinated Notes and such holders will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's Senior Subordinated Notes, at a price equal to 101% of the principal amount thereof, together with accrued and unpaid interest thereon.

Net proceeds from the private placement of the Senior Subordinated Notes in addition to cash on hand were used to repay all outstanding balances under the Company's Bridge Loan Agreement (see above). Interest on the Senior Subordinated Notes is payable on January 15 and July 15 of each year, beginning July 15, 1999.

(iii) 5% Convertible Subordinated Notes

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

Proceeds from the placement of the Notes were used to repay then outstanding balances under the Company's credit facilities. At December 31, 1998, $216,000,000 principal amount of the Notes remain outstanding. Interest on the Notes is payable on March 15 and September 15. Interest of approximately $5.4 million was paid on September 15, 1998.


(iv) 7% Convertible Subordinated Debentures

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

As of December 31, 1998, $47,400,000 in principal amount of the Debentures had been converted into 4,861,538 shares of common stock at the option of the holders. An additional 165,423 shares of common stock were issued representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999 and an additional 35,408 shares of common stock were issued as an inducement to convert. The additional 165,423 shares of common stock, representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999, are included in equity. The fair value of the additional 35,408 shares of common stock issued as inducement to convert was $710,186 and is recorded as interest expense in the unaudited consolidated statement of operations for the six months ended December 31, 1997. In addition, the proportional amount of unamortized debt issuance costs associated with the converted Debentures was charged to additional paid-in capital at the time of conversion.

At December 31, 1998, $4,600,000 principal amount of the Debentures remained outstanding. Interest on the Debentures is payable on January 1 and July 1 of each year. Interest of approximately $172,500 was paid on July 1, 1998.

(v) Other Notes Payable

At December 31, 1998, other notes payable consisted primarily of capital leases for automotive equipment and equipment leases with varying interest rates and principal and interest payments.

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

Current and Subsequent Events

During the six months ended December 31, 1998, the Company completed the acquisition of the following well servicing, trucking, drilling and ancillary equipment companies and businesses:

                  Colorado Well Service, Inc.
                  Oilfield service assets of TransTexas Gas Corporation
                  Dawson Production Services, Inc.
                  Well servicing assets of Flint Engineering & Construction Co. Iceberg, S.A.
                  HSI Group
                  Corrunna Drilling

These acquisitions (which are more fully described in Note 3 to the unaudited consolidated financial statements) involve approximately 620 well service rigs (including four well service rigs in Argentina), 385 trucks and four drilling rigs. The total purchase price of these acquisitions was approximately $415.4 million including debt, net of cash assumed.

As of February 12, 1999, the Company owned a fleet of approximately 1,421 well service rigs, 1,131 oilfield trucks, and 74 drilling rigs, including 21 service rigs, 38 trucks and six drilling rigs in Argentina and three drilling rigs in Canada. Management believes that the Company's well servicing rig and oilfield truck fleets are the largest onshore fleets in the world. The Company operates in all major onshore oil and gas producing regions of the continental United States and provides a full range of drilling, completion, maintenance, workover and plugging and abandonment services for the oil and gas industry.

Impact of Lower Crude Oil Prices

As the result of the prolonged period of historically low oil prices, the Company's drilling, completion and workover activity has been adversely affected. Equipment utilization for drilling, completion and workover activity has continued to decline markedly throughout the last three months of fiscal 1998 and the first six months of fiscal 1999. The demand for these services, which generate higher margins than maintenance services, will continue to be adversely affected until oil prices stabilized and/or substantially increase from their currently depressed levels.

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

Over the past three years, the Company has been the leading consolidator of the well servicing industry, completing in excess of 50 acquisitions of well servicing and drilling operations through December 31, 1998. This consolidation has led to reduced fragmentation in the market and a more predictable demand for well services for the Company and its competitors. The Company's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses.

As a result of the Company's recent growth through acquisitions, the Company has developed a strategy to:

1.   Maximize operating efficiencies by focusing on reducing costs;

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


QUARTER ENDED DECEMBER 31, 1998 VERSUS THE QUARTER ENDED DECEMBER 31, 1997

Net Income

For the quarter ended December 31, 1998, the Company reported a net loss of $9,797,000 ($(.54) per share - basic) as compared to net income of $7,345,000 ($.40 per share - basic) for the quarter ended December 31, 1997, representing a decrease of $17,142,000, or 233% (235% decrease in basic earnings per share). One factor causing this decline is the Company's restructuring charge recorded in the quarter ended December 31, 1998 of $4,354,000 (tax effected) or $(.24) per share - basic. Not including this non-recurring charge, the Company reported a net loss of $5,443,000 ($(.30) per share - basic). This one time non-recurring charge coupled with the Company's decrease in service and drilling rig utilization rates has caused the decline in net income.

Revenues

The Company's total revenues for the quarter ended December 31, 1998 increased by $33,973,000, or 31%, to $143,646,000 compared to $109,673,000 reported for the quarter ended December 31, 1997. The increase is primarily attributable to the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months, offset by the Company's decrease in service and drilling rig utilization rates.

Oilfield service revenues for the quarter ended December 31, 1998 increased by $31,707,000, or 34%, to $126,446,000 compared to $94,739,000 reported for the quarter ended December 31, 1997. The increase is primarily attributable to the Company's acquisitions of oilfield service companies over the past twelve months, offset by the Company's decrease in oilfield service rig utilization rates.

Drilling revenues for the quarter ended December 31, 1998 increased by $3,742,000, or 33%, to $15,234,000 compared to $11,492,000 reported for the quarter ended December 31, 1997. The increase is primarily attributable to the Company's drilling rig acquisitions over the past twelve months, offset by the Company's decrease in drilling rig utilization rates.

Costs and Expenses and Operating Margins

The Company's total costs and expenses for the quarter ended December 31, 1998 increased by $60,600,000, or 62%, to $158,426,000 compared to $97,826,000 reported for the quarter ended December 31, 1997. The increase is directly attributable to increased operating costs and expenses associated with the Company's acquisitions over the past twelve months.

Oilfield service expenses for the quarter ended December 31, 1998 increased by $24,880,000, or 38%, to $90,862,000 compared to $65,982,000 reported for the quarter ended December 31, 1997. Oilfield service margins (revenues less direct costs and expenses) increased for the quarter ended December 31, 1998 by $6,827,000, or 24%, to $35,584,000 compared to $28,757,000 for the quarter ended
December 31, 1997. Oilfield service margins as a percentage of oilfield service revenue for the quarters ended December 31, 1998 and 1997 was 28% and 30%, respectively. In addition, the Company has continued to expand its services, offering higher margin ancillary services and equipment such as well fishing tools, blow-out preventers and frac tanks.

The Company's contract drilling costs and expenses for the quarter ended December 31, 1998 increased by $6,790,000, or 103%, to $13,380,000 compared to
$6,590,000 for the quarter ended December 31, 1997. Oilfield drilling margins for the Company's drilling operations during the quarter ended December 31, 1998 increased by $305,000, or 12%, to $2,835,000 compared to $2,530,000 for the quarter ended December 31, 1997. Oilfield drilling margin as a percentage of oilfield drilling revenue for the quarters ended December 31, 1998 and 1997 was 19% and 22%, respectively. Decreases in oilfield margins are attributable to the decreases in onshore drilling due to the lower crude oil and natural gas prices.

General and administrative expenses for the quarter ended December 31, 1998 increased by $3,968,000, or 38%, to $14,338,000 compared to $10,370,000 for the quarter ended December 31, 1997. The increase was primarily attributable to the Company's recent acquisitions and expanded services. General and administrative expenses as a percentage of total revenue for the quarters ended December 31, 1997 and 1998 was 10% for each period.

Depreciation, depletion and amortization expense for the quarter ended December 31, 1998 increased by $7,056,000, or 96%, to $14,427,000 compared to $7,371,000 for the quarter ended December 31, 1997. The increase is directly related to the increase in property and equipment and intangible assets of the Company over the past twelve months as a result of its acquisitions.

Interest expense for the quarter ended December 31, 1998 increased by $14,574,000, or 343%, to $18,822,000 compared to $4,248,000 for the quarter ended December 31, 1997. The increase was primarily the result of increased indebtedness used to finance the Company's acquisition program.

Income tax expense for the quarter ended December 31, 1998 decreased by $9,485,000, or 211%, to ($4,983,000) compared to $4,502,000 for the quarter ended December 31, 1997. The effective tax rate for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997 has decreased due to the loss generated in the quarter ended December 31, 1998. The Company does not expect to have to pay any income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carry-forwards.

Cash Flows

Net cash provided by operating activities for the quarter ended December 31, 1998 decreased by $(43,988,000) or 598%, to $(36,627,000) compared to $7,361,000 provided for the quarter ended December 31, 1997. The decrease is primarily attributable to an decreased service and drilling operating margin, and service and drilling utilization rates.

Net cash used in investing activities for the quarter ended December 31, 1998 decreased by $40,658,000, or 76%, to $12,640,000 compared to $53,298,000 used for the quarter ended December 31, 1997. This decrease is primarily related to the decline in acquisitions the Company has made in this quarter as compared to the past twelve months.

Net cash provided by financing activities for the quarter ended December 31, 1998 decreased by $32,900,000 or 65%, to $17,531,000 compared to $50,431,000 provided during the quarter ended December 31, 1997. The decrease is primarily the result of decreased borrowings of long-term debt, due to the decline in acquisitions the Company has made in this quarter as compared to the past twelve months.

SIX MONTHS ENDED DECEMBER 31, 1998 VERSUS THE SIX MONTHS ENDED DECEMBER 31, 1997

Net Income

For the six months ended December 31, 1998, the Company reported a net loss of $7,960,000 ($(.44) per share - basic) as compared to net income of $11,456,000 ($.71 per share - basic) for the six months ended December 31, 1997, representing a decrease of $19,416,000, or 170% (162% decrease in basic earnings per share). One factor causing this decline is the Company's restructuring charge recorded in the quarter ended December 31, 1998 of $4,354,000 (tax effected) or $(.24) per share - basic. Not including this non-recurring charge, the Company reported a net loss of $3,606,000 ($(.20) per share - basic). This one time non-recurring charge coupled with the Company's decrease in service and drilling rig utilization rates has caused the decline in net income.

Revenues

The Company's total revenues for the six months ended December 31, 1998 increased by $74,161,000, or 40%, to $259,233,000 compared to $185,072,000 reported for the six months ended December 31, 1997. The increase is primarily attributable to the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months, offset by the Company's decrease in service and drilling rig utilization rates.

Oilfield service revenues for the six months ended December 31, 1998 increased by $61,134,000, or 38%, to $222,939,000 compared to $161,805,000 reported for the six months ended December 31, 1997. The increase is primarily attributable to the Company's acquisitions of oilfield service companies over the past twelve months, offset by the Company's decrease in oilfield service rig utilization rates.

Drilling revenues for the six months ended December 31, 1998 increased by $15,403,000, or 92%, to $32,150,000 compared to $16,747,000 reported for the six months ended December 31, 1997. The increase is primarily attributable to the Company's drilling rig acquisitions over the past twelve months, offset by the Company's decrease in drilling rig utilization rates.

Costs and Expenses and Operating Margins

The Company's total costs and expenses for the six months ended December 31, 1998 increased by $104,149,000, or 62%, to $270,856,000 compared to $166,707,000 reported for the six months ended December 31, 1997. The increase is directly attributable to increased operating costs and expenses associated with the Company's acquisitions over the past twelve months.

Oilfield service expenses for the six months ended December 31, 1998 increased by $46,097,000, or 41%, to $158,267,000 compared to $112,170,000 reported for the six months ended December 31, 1997. Oilfield service margins (revenues less direct costs and expenses) increased for the six months ended December 31, 1998 by $15,037,000, or 30%, to $64,672,000 compared to $49,635,000 for the six months ended December 31, 1997. Oilfield service margins as a percentage of oilfield service revenue for the six months ended December 31, 1998 and 1997 was 29% and 31%, respectively. In addition, the Company has continued to expand its services, offering higher margin ancillary services and equipment such as well fishing tools, blow-out preventers and frac tanks.

Drilling costs and expenses for the six months ended March 31, 1998 increased by $12,743,000, or 96%, to $26,019,000 compared to $13,276,000 for the six months ended December 31, 1997. Drilling margins during the six months ended December 31, 1998 increased by $2,660,000, or 77%, to $6,131,000 compared to $3,471,000 for the six months ended December 31, 1997. Oilfield drilling margin as a percentage of oilfield drilling revenue for the six months ended December 31, 1998 and 1997 was 19% and 21%, respectively. Decreases in oilfield margins are attributable to the decreases in onshore drilling due to the lower crude oil and natural gas prices.

There was no significant change in oil and gas production costs and expenses for nine months ended March 31, 1998 as compared to the nine months ended March 31, 1997.

General and administrative expenses for the six months ended December 31, 1998 increased by $7,728,000, or 43%, to $25,776,000 compared to $18,048,000 for six months ended December 31, 1997. The increase was primarily attributable to the Company's recent acquisitions and expanded services. General and administrative expenses as a percentage of total revenues for the six months ended December 31, 1998 and 1997 were both 10%.

Depreciation, depletion and amortization expense for the six months ended December 31, 1998 increased by $12,621,000, or 101%, to $25,130,000 compared to
$12,509,000 for six months ended December 31, 1997. The increase is directly related to the increase in property and equipment and long-term debt issuance costs incurred by the Company over the past eighteen months in conjunction with its acquisitions.

Interest expense for the six months ended December 31, 1998 increased by $18,319,000, or 203%, to $27,327,000 compared to $9,008,000 for the six months ended December 31, 1997. The increase was primarily the result of increased indebtedness as a result of the Company's acquisitions.

Income tax expense for the six months ended December 31, 1998 decreased by $10,572,000, or 153%, to ($3,663,000) compared to $6,909,000 for the six months ended December 31, 1997. The effective tax rate for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997 has decreased due to the loss generated in the six months ended December 31, 1998. The Company does not expect to have to pay any income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carry-forwards.

Cash Flows

Net cash provided by operating activities for the six months ended December 31, 1998 decreased by $35,640,000 or 312%, to $(24,219,000) compared to $11,421,000 for six months ended December 31, 1997. The decrease is primarily attributable to a decreased service and drilling operating margin, and service and drilling utilization rates.

Net cash used in investing activities for the six months ended December 31, 1998 increased by $81,895,000, or 44%, to $267,047,000 compared to $185,152,000 used for the six months ended December 31, 1997. This increase is primarily related to the Company's recent acquisitions.

Net cash provided by financing activities for the six months ended December 31, 1998 increased by $88,385,000, or 48%, to $274,182,000 compared to $185,797,000 provided during the six months ended December 31, 1997. The increase is primarily the result of the proceeds from long-term debt (see Note 3 to consolidated financial statements), partially offset by the repayment of debt.

LIQUIDITY, CAPITAL COMMITMENTS AND CAPITAL RESOURCES

At December 31, 1998, the Company had cash of $8.2 million compared to $25.3 million at June 30, 1998 and $53.8 million at December 31, 1997. At December 31, 1998, the Company had working capital of $92.2 million compared to $79.5 million at June 30, 1998 and $99.1 million at December 31, 1997.

For fiscal 1999, the Company has projected approximately $26 million of capital expenditures for improvements of existing service and drilling rig machinery and equipment, a decrease of approximately $26.1 million from the $52.1 million expended during fiscal 1998. The Company expects to finance these capital expenditures through internally generated operating cash flows. Capital expenditures for service and drilling rig improvements for the six months ended December 31, 1998 and 1997 were $16.0 million and $20.6 million, respectively.

The Company has projected approximately $2.0 million of capital expenditures for oil and gas exploration for fiscal 1999 as compared to $7.8 million expended for fiscal 1998. Financing of these costs is expected to come from operations and available credit facilities. For the six months ended December 31, 1998 and 1997, the Company expended $3.4 million and $4.0 million, respectively.

The Company's primary capital resources are net cash provided by operations and proceeds from certain long-term debt facilities.

Year 2000 Issue

The Company is currently implementing a new integrated management information system along with updated hardware that will replace most of our current systems. The implementation of the new management information system, which will be year 2000 compliant for our systems as well as for those of our past and future acquisitions, began July 1998 and is scheduled to be substantially completed by June 1999. The new management information systems do not currently cover the Company's Argentine operations, but Argentine operations have established a separate system, which is year 2000 compliant, that will be implemented in late 1999.

The  Company  has  not  yet  developed  a  plan  to  formally  communicate  with significant suppliers and customers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with the Company's systems or may otherwise have an impact operations. The Company does not anticipate that this will have a material impact on operations. However, there can be no assurance that the systems of other companies on which the Company rely will be timely converted, or that failure to successfully convert by another company, or conversion that is incompatible with the Company's systems, would not have an impact on operations. The Company currently does not have a contingency plan to cover any unforeseen problems encountered that relate to the year 2000, but intends to produce one before the end of the current fiscal year.

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

If the Company is unable to adequately address the year 2000 issue in a timely manner, the worst case scenario would be that the Company could suffer significant computer downtime, and billings, payments and collections would revert to manual accounting records. In addition, the inability of principal suppliers and major customers to be year 2000 compliant could result in delays in product deliveries from those suppliers and collections of accounts receivable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        None.

Item 2. Changes in Securities and Use of Proceeds.
        None

Item 3. Defaults Upon Senior Securities.
        None.

Item 4. Submission of Matters to a Vote of Security Holders.

On December 8, 1998, a meeting of the holders of Common Stock was held to elect the Company's Board of Directors and to vote on certain other matters. Only the holders of record as of the close of business on November 3, 1998 (the "Record Date") were entitled to notice of and to vote at the meeting and at any adjournment thereof. On the Record Date, the outstanding number of shares entitled to vote consisted of 18,293,055 share of Common Stock. The stockholders took the following actions at the meeting:

1. Elected the following six Directors, with the votes indicated opposite each director's name:
                                                         For            Against
                  Francis D. John                    15,211,712        116,461
                  Kevin P. Collins                   15,202,240        125,933
                  William Manly                      15,211,587        116,586
                  W. Phillip Marcum                  15,202,242        125,931
                  David J. Breazzano                 15,211,309        116,864
                  Morton Wolkowitz                   15,202,215        125,958


2. Ratified a proposal to amend the Company's Amended and Restated Articles of Incorporation to change the name of the Company to "Key Energy Services, Inc.". The vote was 15,215,840 for and 71,365 against, with 40,968 abstentions and broker non-votes.

3. Approved the adoption of the Key Energy Services, Inc. Performance Compensation Plan. The vote was 14,407,890 for and 822,212 against, with 98,071 abstentions and broker non-votes.

 Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as a part of the Form 10-Q

Number    Description


3(a) Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (filed as Exhibit A to the Definitive Proxy Statement on
     Schedule 14A filed by the Company on November 17, 1998, File No. 001-8038)

10(a)Consulting Agreement,  dated as of October 7, 1998, by and among Key Energy
     Group, Inc. and Michael E. Little.

10(b)Employment  Agreement,  dated  November 13, 1998, by and between Key Energy
     Group, Inc. and James J. Byerlotzer.

10(c)Non-Compete  Agreement,  dated November 13, 1998, by and between Key Energy
     Group, Inc. and James J. Byerlotzer.

10(d)Employment  Agreement,  dated  October 20, 1998,  by and between Key Energy
     Group, Inc. and Joseph B. Eustace.

10(e)Non-Compete  Agreement,  dated  October 20, 1998, by and between Key Energy
     Group, Inc. and Joseph B. Eustace.

10(f)Consulting  Agreement,  dated as of  November  12,  1998,  by and among key
     Energy Group, Inc. and C. Ron Laidley.

10(g) Key Energy Group, Inc. Performance Compensation Plan.

10(h)Second  Amendment,  dated as of December 29, 1998 to the Second Amended and
     Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as amended by the First Amendment dated as of November 19, 1998.

10(i)Second  Amendment,  dated as of December 29, 1998 to the Second Amended and
     Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as amended by the First Amendment dated as of November 19, 1998.

10(j)Stock  Purchase  Agreement  among  3022481  Nova Scotia  Company and Donald
     Bowling,  Howard  Bowling,   Ronald  Bowling,   Corunna  Petroleum  Limited
     effective October 22, 1998.


--------------------------------------------------------------------------------
* Filed as Exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998. File No. 001-08038

27(a) Statement - Financial Data Schedule

(b) The following current reports on Form 8-K were filed during the quarter ended December 31, 1998:

(i) An Amendment to the Form 8-K filed on September 28, 1998 to report the Company's acquisition of Dawson Production Services, Inc. was filed on October 28, 1998 to include certain financial information relating to Dawson and the Company

(ii) a Form 8-K was filed on December 21, 1998 to report the Company's restructuring plan and to report that the Stockholders' ratified a proposal to change the name of the Company to "Key Energy Services, Inc."; and

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                KEY ENERGY SERVICES,INC.
                                                       (Registrant)



                               By /s/ Francis D. John
Dated: February 16, 1998       President and Chief Executive Officer

                               By /s/ Stephen E. McGregor
Dated: February 16, 1998       Executive Vice President, Chief Financial Officer
                                and Treasurer

                               By /s/ Danny R. Evatt________
Dated: February 16, 1998       Vice President Financial Operations and
                                Chief Accounting Officer