Form 10-K/A
period 1998-06-30
KEY ENERGY SERVICES INC
filed 1999-03-31
CIK 318996

    [AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999]
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-K/A-2
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1998
                                               -------------
                                       or
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                       -----    -----

                          Commission file number 1-8038
                                                 ------

                            KEY ENERGY SERVICES, INC.
                        (Formerly Key Energy Group, Inc.)
             (Exact name of registrant as specified in its charter)

       Maryland                                                04-2648081
       --------                                                ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

           Two Tower Center, Twentieth Floor, East Brunswick, NJ 08816
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (732) 247-4822
                                                           --------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     Title of Each Class             Name of Each Exchange on Which Registered
Common Stock, $.10 par value                 New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                7% Convertible Subordinated Debentures Due 2003
                   5% Convertible Subordinated Notes Due 2004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of September 11, 1998 was approximately $154,884,755.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---

Common Shares outstanding at September 11, 1998: 18,284,048
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES

                                      INDEX


PART I.

Item 1. Business                                                             3


PART II.

Item 8. Financial Statements and Supplementary Data.                         9


PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    51

KEY ENERGY GROUP, INC. AND SUBSIDIARIES

PART I.

ITEM 1.  BUSINESS.

THE COMPANY

Key Energy Services, Inc., formerly known as Key Energy Group, Inc. (the "Company" or "Key") is the largest provider of onshore oil and gas well services in the United States and second largest in Argentina. As of June 30, 1998, the Company operated a fleet of 803 well service rigs, 733 oilfield trucks, and 70 drilling rigs (including 16 well service rigs, 28 oilfield trucks, and six drilling rigs in Argentina). As of June 30, 1998, Key's well service and oilfield truck fleets were the largest fleets, respectively, onshore the continental United States. As of June 30, 1998, the Company operated in all major onshore oil and gas producing regions of the continental United States, other than California and in Argentina. Including the consummation of the subsequent acquisitions of Dawson Production Services, Inc. ("Dawson") and the other well servicing companies referred to in "Subsequent Events" below, the Company also operates in California and in the inland waters of the Gulf of Mexico. Including completion of the subsequent acquisitions, the Company operates a fleet of approximately 1,423 well service rigs, 1,121 oilfield trucks, and 71 drilling rigs (including 20 well service rigs, 28 oilfield trucks and six drilling rigs in Argentina). After the subsequent acquisitions, the Company is the world's largest provider of well service rigs.

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

As of June 30, 1998, the Company conducted operations through eight directly or indirectly wholly-owned subsidiaries; Yale E. Key, Inc. ("Yale E. Key"); WellTech Eastern, Inc. ("WellTech Eastern"); WellTech Mid-Continent, Inc. ("WellTech Mid-Continent"); Odessa Exploration Incorporated ("Odessa Exploration"); Brooks Well Servicing, Inc. ("Brooks"); Key Four Corners, Inc. ("Key Four Corners"); Key Rocky Mountain, Inc. ("Key Rocky Mountain") and Key Energy Drilling, Inc. ("Key Energy Drilling"). In addition, Key operates in Argentina through its wholly-owned subsidiary, Servicios WellTech, S.A. ("Servicios"). Yale E. Key, WellTech Eastern, WellTech Mid-Continent, Brooks, Key Four Corners, Key Rocky Mountain and Servicios provide oil and gas well services. In addition, WellTech Eastern, Key Four Corners, Servicios and Key Energy Drilling provide contract oil and gas well drilling services. Odessa Exploration is engaged in the production of oil and natural gas.

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

At the time the Second Merger was consummated, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust, most of the Company's subsidiaries guaranteed those obligations and the notes issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Second Amended and Restated Credit Agreement. Under the terms of the Dawson Indenture, the Company is required to commence a cash tender offer to purchase at 101% of the aggregate principal amount of the outstanding notes (which outstanding amount is $140 million) by mid-October 1998, the source of funds for which will be borrowings under the Second Amended and Restated Credit Agreement.

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

Over the past two and one-half years, Key has been the leading consolidator of this industry, completing in excess of fifty acquisitions. This consolidation has led to reduced fragmentation in the market and has led to more predictable demand for well services for the Company and its competitors. Key's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses. The Company, as a result, has developed a growth strategy to: (i) ,subject to restrictions under its credit facilities, identify, negotiate and consummate additional acquisitions of complementary well servicing operations, including rigs, trucking and other ancillary services; (ii) fully-integrate acquisitions into the Company's decentralized organizational structure and thereby attempt to maximize operating margins; (iii) expand business lines and services offered by the Company in existing areas of operations; and (iv) extend the geographic scope and operating environments for the Company's operations.

OIL FIELD SERVICES

The Company provides a full range of well service rig services, oil field liquid services and other production services necessary to maintain and workover producing oil and gas wells through its subsidiaries, Yale E. Key, WellTech Eastern, WellTech Mid-Continent, Brooks, Key Four Corners, Key Rocky Mountain, and Servicios. These services also include the completion of newly drilled wells, the recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives. Other services include oil field fluid transportation, storage and disposal services, frac tank rentals, fishing and rental tools, wireline services, air drilling, hot oiling, and following the Dawson acquisition, production testing services. The Company has more than 1,000 customers which are either major oil and gas companies or independent producers seeking to optimize performance of oil and gas wells. As of June 30, 1998, of the Company's 803 well service, 299 operate in the Permian Basin of West Texas and New Mexico, 187 in the Mid-Continent Region, 80 in the ArkLaTex Region, 84 in Michigan and the Northeast, 29 in the Four Corners Region, 108 in the Rocky Mountain Region and 16 in Argentina.

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

The Company historically has experienced an annual employee turnover rate of over 50%. The high turnover rate is caused by the nature of the work, which is physically demanding and performed outdoors. As a result, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. Although the Company currently is downsizing its workforce, the Company cannot assure that at times of high demand it will be able to recruit and train workers. Potential inability or lack of desire by workers to commute to the Company's facilities and job sites and competition for workers from other industries are factors that could affect the Company's ability to attract workers. The Company believes that its wage rates are competitive with the wage rates of its competitors and other potential employers. A significant increase in the wages other employers pay could result in a reduction in the Company's workforce, increases in its wage rates, or both. Either of these events could diminish the Company's profitability and growth potential.

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

Also, included is the report of KPMG LLP, independent certified public accountants, on such consolidated financial statements as of June 30, 1998 and 1997 and for the years ended June 30, 1998, 1997 and 1996.

                         INDEX TO FINANCIAL STATEMENTS


                                                           Page
                                                           ----
Consolidated Balance Sheets..............................   11

Consolidated Statements of Operations ...................   12

Consolidated Statements of Cash Flows ...................   13

Consolidated Statements of Stockholders' Equity .........   14

Notes to Consolidated Financial Statements ..............   15

Independent Auditors' Report ............................   44

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets


                                                                                               June 30,           June 30,
(Thousands, except share and per share data)                                                    1998               1997
--------------------------------------------                                                  --------           --------
ASSETS
  Current Assets:
    Cash                                                                                       $25,265            $41,704
    Accounts receivable, net of allowance for
       doubtful accounts ( $2,843 - 1998, $1,552 - 1997)                                        82,406             45,230
    Inventories                                                                                 13,315              5,171
    Deferred tax asset                                                                           1,203                 --
    Prepaid income taxes                                                                           537                 --
    Prepaid expenses and other current assets                                                    4,831              1,228
                                                                                              --------           --------
  Total Current Assets                                                                         127,557             93,333
                                                                                              --------           --------
  Property and Equipment:
    Oilfield service equipment                                                                 400,731            176,326
    Oil and gas well drilling equipment                                                         61,629              6,319
    Motor vehicles                                                                              19,748             10,569
    Oil and gas properties and other related equipment, successful efforts method               42,638             23,622
    Furniture and equipment                                                                      5,333              1,661
    Buildings and land                                                                          17,458              8,758
                                                                                              --------           --------
                                                                                               547,537            227,255
Accumulated depreciation & depletion                                                           (48,385)           (19,069)
                                                                                              --------           --------
Net Property and Equipment                                                                     499,152            208,186
                                                                                              --------           --------
   Goodwill, net of amortization ($2,264 - 1998;  $822  -   1997)                               44,936              9,256
  Other Assets                                                                                  26,995              9,320
                                                                                              --------           --------
  Total Assets                                                                                $698,640           $320,095
                                                                                              ========           ========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                                           $20,124            $15,339
    Other accrued liabilities                                                                   22,239             12,507
    Accrued interest                                                                             3,818              2,102
    Accrued income taxes                                                                            --              1,664
    Deferred tax liability                                                                          --                126
    Current portion of long-term debt                                                            1,848              1,404
                                                                                              --------           --------
  Total Current Liabilities                                                                     48,029             33,142
                                                                                              --------           --------
  Long-term debt, less current portion                                                         397,931            172,763
  Non-current accrued expenses                                                                   4,812              4,017
  Deferred tax liability                                                                        92,940             35,738
  Minority interest                                                                                  -              1,256

  Stockholders' equity:
    Common stock, $.10 par value; 100,000,000 shares authorized,
      18,684,479 and 12,297,752 shares issued, respectively
      at June 30, 1998 and 1997, respectively                                                    1,868              1,230
    Additional paid-in capital                                                                 119,303             55,031
    Treasury stock, at cost; 416,666 shares at June 30, 1998 and none
     at June 30, 1997                                                                          (9,682)                 --
   Unrealized gain on available-for-sale securities                                              2,346                 --
    Retained earnings                                                                           41,093             16,918
                                                                                              --------           --------
  Total Stockholders' Equity                                                                   154,928             73,179
                                                                                              --------           --------
  Total Liabilities and Stockholders' Equity                                                  $698,640           $320,095
                                                                                              ========           ========


See the accompanying notes which are an integral part of these consolidated financial statements.

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations


                                                    Year Ended      Year Ended      Year Ended
(Thousands, except per share data)                 June 30, 1998   June 30, 1997   June 30, 1996
                                                   -------------   -------------   -------------
REVENUES:
   Oilfield services                               $     374,845   $     144,385   $      55,933
   Oil and gas well drilling                              35,095           9,956           6,188
   Oil and gas                                             7,030           6,975           3,554
   Other, net                                              3,076           1,109             182
                                                   -------------   -------------   -------------
                                                         420,046         162,425          65,857
                                                   -------------   -------------   -------------
COSTS AND EXPENSES:
   Oilfield services                                     259,495         100,366          40,737
   Oil and gas well drilling                              26,473           8,155           5,030
   Oil and gas                                             2,983           2,729           1,195
   Depreciation, depletion and amortization               31,001          11,076           4,701
   General and administrative                             39,813          17,545           6,142
   Interest                                               21,476           7,879           2,477
                                                   -------------   -------------   -------------
                                                         381,241         147,750          60,282
                                                   -------------   -------------   -------------
Income before income taxes and minority interest          38,805          14,675           5,575
Income tax expense                                        14,630           5,573           1,888
Minority interest in net income                             --                 4             101
                                                   -------------   -------------   -------------

NET INCOME                                         $      24,175   $       9,098   $       3,586
                                                   =============   =============   =============

EARNINGS PER SHARE :
  Basic                                            $        1.41   $        0.81   $        0.46
  Diluted                                          $        1.23   $        0.66   $        0.45
                                                   =============   =============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                   17,153          11,216           7,789
  Diluted                                                 24,024          17,632           7,941
                                                   =============   =============   =============

See the accompanying notes which are an integral part of these consolidated financial statements.

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows


                                                                           Year Ended      Year Ended      Year Ended
                                                                             June 30,       June 30,        June 30,
(Thousands)                                                                   1998           1997             1996
                                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $     24,175    $      9,098    $      3,586
  Adjustments to reconcile income from operations to
    net cash provided by operations:
  Depreciation, depletion and amortization                                      31,001          11,076           4,701
Amortization of deferred debt costs                                              2,006
  Deferred income taxes                                                          7,287           4,180           1,618
  Minority interest in net income                                                 --                 4             101
  Gain on sale of assets                                                          (189)           (235)           (186)
  Other non-cash items                                                           1,313            --                 6
  Change in assets and liabilities net of effects
     from the acquisitions:
    (Increase) in accounts receivable                                           (3,173)        (14,904)         (2,180)
    (Increase) decrease in other current assets                                 (4,051)         (2,811)            765
    Decrease in accounts payable, accrued interest and accrued expenses        (17,444)         (5,565)         (1,293)
    Other assets and liabilities                                                (6,576)          1,313               3
                                                                          ------------    ------------    ------------
  Net cash provided by operating activities                                     34,349           2,156           7,121
                                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Well service operations                               (44,284)        (15,084)         (5,188)
  Capital expenditures - Oil and gas operations                                 (7,849)         (8,188)         (1,879)
  Capital expenditures - Oil and gas well drilling operations                   (5,385)         (1,483)           (598)
  Capital expenditures - Other                                                  (1,748)           --              --
  Proceeds from sale of fixed assets                                             1,279           3,159             574
  Cash received in acquisitions                                                  2,903           2,342           1,168
  Acquisitions - Well service operations                                      (172,536)        (62,808)           --
  Acquisitions - Oil and gas well drilling                                     (49,440)           --              --
  Acquisitions - Oil and gas operations                                         (9,298)           --            (7,895)
  Purchase of Marketable equity securities                                      (9,979)           --              --
  Acquisitions - minority interest                                              (3,426)           --              --
  Redemption of restricted marketable securities                                  --              --               267
                                                                          ------------    ------------    ------------
  Net cash used in investing activities                                       (299,763)        (82,062)        (13,551)
                                                                          ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                                    (6,087)         (1,772)         (2,601)
  Repayment of long-term debt                                                 (231,337)        (47,815)           --
  Borrowings under line-of-credit                                              280,770         120,000           1,100
  Proceeds from stock options exercised                                          1,042             141            --
  Proceeds from warrants exercised                                               4,223           1,362            --
  Purchase of treasury stock                                                    (9,682)           --              --
  Proceeds from convertible subordinated debentures                               --            52,000            --
  Proceeds from long-term commercial paper debt                                216,000            --              --
  Proceeds paid for debt issuance costs                                         (9,270)         (7,389)           --
  Proceeds from other long-term debt                                             3,316             872          10,867
                                                                          ------------    ------------    ------------
  Net cash provided by financing activities                                    248,975         117,399           9,366
                                                                          ------------    ------------    ------------
  Net increase (decrease) in cash                                              (16,439)         37,493           2,936
  Cash at beginning of period                                                   41,704           4,211           1,275
                                                                          ------------    ------------    ------------
  Cash at end of period                                                   $     25,265    $     41,704    $      4,211
                                                                          ============    ============    ============

See the accompanying notes which are an integral part of these consolidated financial statements.

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity



                                                 COMMON STOCK
                                              ---------------------
(Thousands)                                                                                                   UNREALIZED
                                                                                                              GAIN ON
                                              NUMBER OF                 ADDITIONAL                            AVAILABLE
                                               SHARES       AMOUNT       PAID-IN     TREASURY     RETAINED    FOR SALE
                                             OUTSTANDING    AT PAR       CAPITAL      STOCK       EARNINGS    SECURITIES    TOTAL
                                              ---------    ---------    ---------    ---------    ---------   ---------   ---------
BALANCE AT JUNE 30, 1995                          6,914    $     691    $  15,186    $    --      $   4,234   $    --     $  20,111
                                              ---------    ---------    ---------    ---------    ---------   ---------   ---------
Issuance of common stock for WellTech
Merger                                            3,500          350       17,577         --           --          --        17,927
Net income                                         --           --           --           --          3,586        --         3,586
                                              ---------    ---------    ---------    ---------    ---------   ---------   ---------
BALANCE AT JUNE 30, 1996                         10,414    $   1,041    $  32,763         --      $   7,820        --     $  41,624
                                              =========    =========    =========    =========    =========   =========   =========
Issuance of common stock for Brownlee
  Well Service stock                                 61            6          665         --           --          --           671
Issuance of common stock for Woodward
  Well Service stock                                 75            8          555         --           --          --           563
Issuance of common stock for Brooks
  Well Service stock                                918           92       11,033         --           --          --        11,125
Issuance of common stock for Enerair
  Oilwell Service assets                              4         --             48         --           --          --            48
Issuance of common stock for Cobra
  Well Service stock                                175           18        2,368         --           --          --         2,386
Issuance of common stock for Tri-State
  Well Service assets                                84            8          992         --           --          --         1,000
Issuance of common stock for Kal-Con
  Well Service assets and stock                      78            8        1,103         --           --          --         1,111
Issuance of common stock for Well-Co
  Well Service stock                                240           24        4,026         --           --          --         4,050
Exercise of warrants                                221           22        1,340         --           --          --         1,362
Exercise of options                                  28            3          138         --           --          --           141
Net income                                         --           --           --           --          9,098        --         9,098
                                              ---------    ---------    ---------    ---------    ---------   ---------   ---------
BALANCE AT JUNE 30, 1997                         12,298    $   1,230    $  55,031         --      $  16,918        --     $  73,179
                                              =========    =========    =========    =========    =========   =========   =========
Issuance of common stock for Big A
  Well Service assets                               125           12        4,066         --           --          --         4,078
Issuance of common stock for Critchfield
  Well Service assets and stock                     240           24        5,736         --           --          --         5,760
Issuance of common stock for Sitton
  Drilling stock                                    100           10        2,159         --           --          --         2,169
Issuance of common stock for Gibson
  Well Service assets                               100           10        1,846         --           --          --         1,856
Exercise of warrants                                609           61        4,162         --           --          --         4,223
Exercise of options                                 209           21        1,021         --           --          --         1,042
Conversion of 7% Notes                            5,062          506       45,282         --           --          --        45,788
Purchase of treasury stock - 416,666 shares        (417)        --           --         (9,682)        --          --        (9,682)
Mark to market of available for sale securities                                                                   2,346       2,346
Other                                               (59)          (6)          (6)
Net income                                         --           --           --           --         24,175        --        24,175
                                              ---------    ---------    ---------    ---------    ---------   ---------   ---------
BALANCE AT JUNE 30, 1998                         18,267    $   1,868    $ 119,303    $  (9,682)   $  41,093   $   2,346   $ 154,928
                                              =========    =========    =========    =========    =========   =========   =========


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

PROPERTY AND EQUIPMENT

The Company provides for depreciation and amortization of well service and related equipment using the straight-line method, with an overall average salvage value of approximately 10%, over the following estimated useful lives of the assets:

                          (table follows on next page)

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES





                 Description                           Years
                 -----------                           -----
                 Oilfield service equipment            3 - 20
                 Motor vehicles                        3 - 7
                 Furniture and equipment               3 - 10
                 Buildings and improvements           10 - 40
                 Gas processing facilities            10

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

Marketable equity securities are deemed by management to be available for sale and are classified in the consolidated balance sheet at fair value of approximately $12,325,000 as other long-term assets with net unrealized gains of approximately $2,346,000 reported within stockholders equity.

At June 30, 1998, 1997 and 1996, the Company classified as goodwill the cost in excess of fair value of the net tangible assets acquired in purchase transactions. Goodwill of $37,122,000 was added in 1998. Goodwill is being amortized on a straight-line basis over ten to twenty-five years. Management continually evaluates

                     KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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

EARNINGS PER SHARE

The Company accounts for earnings per share upon Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method. The share effect related to some employees and directors stock options is omitted for each of the years presented and the share effect related to the 5% convertible notes is omitted for the year ended June 30, 1996 because they are anti-dilutive to the periods presented.


                                                                   YEAR ENDED
                                                       (THOUSANDS, EXCEPT PER SHARE DATA)
                                                        ---------------------------------
                                                         6/30/98     6/30/97     6/30/96
                                                        ---------   ---------   ---------
BASIC EPS COMPUTATION:
Numerator-
  Net Income                                            $  24,175   $   9,098   $   3,586
Denominator-
  Weighted Average Common Shares
  Outstanding                                              17,153      11,216       7,789

BASIC EPS                                               $    1.41   $    0.81   $    0.46

DILUTED EPS COMPUTATION:
Numerator-
  Net Income                                            $  24,175   $   9,098   $   3,586

  Effect of dilutive securities,
tax effected:
  Convertible Securities                                    5,331       2,578        --
                                                        ---------   ---------   ---------
                                                        $  29,506   $  11,676   $   3,586
                                                        ---------   ---------   ---------
Denominator-
  Weighted Average Common Shares
  Outstanding:                                             17,153      11,216       7,789
  Warrants
                                                              141         340        --
  Stock options
                                                            1,266         743         152
  7% Convertible Debentures
                                                            1,191       5,333        --
  5% Convertible Debentures
                                                            4,273        --          --
                                                        ---------   ---------   ---------
                                                           24,024      17,632       7,941
                                                        ---------   ---------   ---------

DILUTED EPS                                             $    1.23   $    0.66   $    0.45

                      KEY ENERGY GROUP, INC. SUBSIDIARIES


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

                   KEY ENERGY GROUP, INC. AND SUBSIDIARIES



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

Transportes Dimopulos S.R.L.

On June 5, 1998, the Company completed the acquisition of Transportes Dimopulos S.R.L. ("Transportes") which operates in Argentina. Transportes was acquired for approximately $2.2 million in cash and future obligations, and included approximately 28 oilfield service trucks and trailers, all located in Argentina. The operating results of Transportes are included in the Company's results of operations effective June 5, 1998.

Watson Truck & Supply, Inc.

On May 19, 1998, the Company completed the acquisition of certain assets of Watson Truck & Supply, Inc. ("Watson") for approximately $2.6 million in cash. The asset purchased included a repair and refurbishment

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES


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

Lundy Vacuum Service, Inc.

On March 3, 1998, the Company completed the acquisition of the assets of Lundy Vacuum Service, Inc. ("Lundy") for approximately $1.4 million in cash. Lundy operates eight vacuum trucks, other oilfield fluid hauling trucks and an oilfield construction site business in East Texas. The operating results of Lundy are included in the Company's results of operations effective March 3, 1998.

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES


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

Gibson operates 74 well service rigs and related equipment in eight states. From August 1, 1997 through the closing of the acquisition, the Company managed the operations of Gibson pursuant to an interim operating agreement. Under the operating agreement, the Company received a management fee equal to the operating income from Gibson's operations less $25,000 per month and received a one-time management fee of $300,000. The total management fee earned from August 1, 1997 through September 30, 1997 of $361,000 is classified as other revenue in the consolidated statement of operations. The operating results of Gibson are included in the Company's consolidated results of operations effective January 8, 1998. The payment of the management fee was not contingent upon closing of this transaction.

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES


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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

Pro Forma Results of Operations--(unaudited)

The following unaudited pro forma results of operations have been prepared as though Well-Co, Cobra, T.S.T., Ram/Rowland, Coleman, Dunbar, Gibson, Updike and Lakota had been acquired on July 1, 1996. Proforma amounts are not necessarily indicative of the results that may be reported in the future.


                                                      YEAR ENDED
         (THOUSANDS, EXCEPT PER SHARE DATA)  JUNE 30, 1998  JUNE 30, 1997
          --------------------------------  --------------  -------------
      Revenues                              $     459,764   $     316,656
      Net income                                   26,075          13,342

      Basic earnings per share              $        1.52   $        1.19

3.  OTHER ASSETS

Other assets consist of the following:


                                                                               June 30,
   (Thousands)                                                              1998      1997
   ------------                                                            -------   -------
   Investment in securities                                                $12,325   $  --
   Workers compensation security deposits                                    1,418     1,817
   Debt issuance costs (net of amortization; 1998 - $2,350, 1997 - $344)    11,869     7,045
Other                                                                        1,383       458
                                                                           -------   -------
                                                                           $26,995   $ 9,320
                                                                           =======   =======

4.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse effect to the consolidated financial position, liquidity, capital resources, resources of future results of operations of the Company.

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

5.  LONG-TERM DEBT

The components of long-term debt are as follows:


                                                      June 30,
          (Thousands)                             1998        1997
          -----------                           --------   --------
             PNC Credit Facility (i)            $172,000   $120,000
             5% Subordinated Debentures (ii)     216,000       --
             7% Subordinated Debentures (iii)      4,600     52,000
             Other notes payable (iv)              7,179      2,167
                                                --------   --------
                                                 399,779    174,167
             Less current portion                  1,848      1,404
                                                --------   --------
              Long-term debt                    $397,931   $172,763
                                                ========   ========

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

In addition, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust, most of the Company's subsidiaries guarantied those obligations and the notes issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Second Amended and Restated Credit Agreement. Under the terms of the Dawson Indenture, the Company is required to commence a cash tender offer to purchase at 101% of the aggregate principal amount of the outstanding notes (which outstanding amount is $140 million) by mid-October 1998, the source of funds for which will be borrowings under the Second Amended and Restated Credit Agreement.

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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

As of June 30, 1998, $47,400,000 in principal amount of the Debentures had been converted into 4,861,538 shares of common stock at the option of the holders. An additional 165,423 shares of common stock were issued representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999 and an additional 35,408 shares of common stock were issued as an inducement to convert. The issuance of an additional 165,423 shares of common stock, representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999, were treated as an equity transaction due to their inclusion as conversion privileges included in the terms of the indentures at issuance. The fair value of the additional 35,408 shares of common stock issued as inducement to convert was $710,186 and is recorded as interest expense in the consolidated statement of operations. In addition, the proportional amount of unamortized debt issuance costs associated with the converted Debentures was charged to additional paid-in capital at the time of conversion.

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

Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of June 30, 1998:


                                                 (in thousands)
                  Fiscal year                      Principal
                   Ended                             Amount
                  ------------                      --------
                   1999                             $  1,848
                   2000                                2,194
                   2001                                1,417
                   2002                                  991
                   2003                              177,329
                                                    --------
                   Thereafter                        216,000
                                                    ========
                                                    $399,779


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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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


7. OTHER ACCRUED LIABILITIES

Other accrued liabilities consist of the following:


                                                                  June 30,
                    (Thousands)                                1998      1997
                    -----------                              -------   -------
                    Accrued payroll and taxes                $10,852   $ 6,674
                    Unvouchered accounts payable               3,428      --
                    Group medical insurance                      695       891
                    Workers compensation                         794     1,683
                    State sales, use and other taxes           1,030       247
                    Gas imbalance - deferred income             --         155
                    Oil and Gas revenue distribution             201       145
                    Acquisition and reorganization accrual     2,066       838
                    401(k) monies payable                        405      --
                    Other                                      2,768     1,874
                                                             -------   -------
                    Total                                    $22,239   $12,507
                                                             =======   =======

8. STOCKHOLDERS' EQUITY

On January 13, 1998 the Company's shareholders approved the Key Energy Group, Inc. 1997 Incentive Plan (the "1997 Incentive Plan"). The 1997 Incentive Plan is an amendment and restatement of the plans formerly known as the "Key Energy Group, Inc. 1995 Stock Option Plan" (the "1995 Option Plan") and the "Key Energy Group, Inc. 1995 Outside Directors Stock Option Plan" (the "1995 Directors Plan") (collectively, the "Prior Plans"). All options previously granted under the Prior Plans and outstanding as of November 17, 1997 (the date on which the Company's board of directors adopted the plan) were assumed and continued, without modification, under the 1997 Incentive Plan.

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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

The 1997 Incentive Plan is administrated by the Compensation Committee appointed by the Board of Directors (the "Committee") consisting of not less than two directors each of whom is (i) an "outside director" under Section 162(m) of the Code and (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934 .

The following table summarizes the stock option activity related to the Company's plans:


                                                           Price
                                               Shares      Per Share
                                             ----------    ----------
Outstanding, July 1, 1995                          --            --
Granted                                       1,075,000    $     5.00
                                             ----------
Outstanding, June 30, 1996                    1,075,000
                                             ----------
Granted                                         175,000    $     7.50
Granted                                         175,000    $    8.313
Granted                                          50,000    $    8.375
Granted                                          25,000    $     8.50
Granted                                          25,000    $   11.125
Granted                                         535,000    $    13.25
Granted                                          25,000    $    14.50
Granted                                          50,000    $   16.875
Canceled                                        (27,000)   $     5.00
Exercised                                       (28,000)   $     5.00
                                             ----------
Outstanding, June 30, 1997                    2,080,000
                                             ----------
Granted                                          20,000    $   18.125
Granted                                         250,000    $  20.4375
Granted                                          15,000    $    20.50
Granted                                         116,000    $    15.00
Granted                                          15,000    $    16.00
Exercised                                      (209,000)   $     5.00
                                             ----------
Outstanding, June 30, 1998                    2,287,000
                                             ==========

The Company applies APB 25 and related Interpretations in accounting for its stock option awards. Accordingly, no compensation expense has been recognized for its stock option awards. If compensation

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

expense for the stock option awards had been determined consistent with SFAS 123, the Company's net income and net income per share, for the years ended June 30, 1998 and 1997 would have been adjusted to the following pro forma amounts:


                                                             (unaudited)
                  YEAR ENDED JUNE 30,                  1998              1997
                                                       ----              ----
                  Net income (in thousands)          $  22,452         $ 8,680
                  Basic net income per share         $    1.31         $  0.71
                  Diluted net income per share       $    1.14         $  0.61

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

Under SFAS 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grant in 1998 and 1997:


                                                      1998              1997
                                                      ----              ----
         Risk-free interest rate                      5.79%             6.59%
         Expected life                                5 years           5 years
         Expected volatility                           136%               28%
         Expected dividend yield                         0%                0%

The total fair value of options granted at June 30, 1998 and 1997 is $14,098,000 and $6,541,000, respectively.

9. INCOME TAXES

Components of income tax expense are as follows:


                              Fiscal Year Ended June 30,
         (Thousands)           1998      1997      1996
         ----------           -------   -------   -------
         Federal and State:
         Current              $ 7,343   $ 1,664   $   270
         Deferred               7,287     3,836     1,618
                              -------   -------   -------
                              $14,630   $ 5,500   $ 1,888
                              =======   =======   =======

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:


                                                Fiscal Year Ended June 30,
   (Thousands)                                 1998        1997        1996
   -----------                                 ----        ----        ----
   Income tax computed at
   Statutory rate                              35.0%       35.0%       34.0%
   Amortization of goodwill disallowance        1.1         1.5        --
   Meals and entertainment disallowance         0.7         0.8         1.7
   State taxes                                  0.7          .2        --
   Other                                        0.2         0.4        (1.8)
                                               ----        ----        ----
                                               37.7%       37.9%       33.9%
                                               ====        ====        ====

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES


Deferred tax assets (liabilities) are comprised of the following :


                                                           Fiscal Year Ended June 30,
     (Thousands)                                           1998       1997       1996
                                                        --------    --------    --------
     Net operating loss and tax credit carry-forwards   $  5,564    $  4,628    $  6,293
     Property and equipment                              (99,664)    (40,410)    (10,942)
     Other                                                 2,363         (82)         95
                                                        --------    --------    --------
     Net deferred tax liability                         $ 91,737    $(35,864)   $ (4,554)
                                                        ========    ========    ========

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

As of June 30, 1998, the future minimum lease payments under non-cancelable operating leases, in thousands, are as follows:

                                                       Lease
                 Fiscal Year                          Payments
                 Ending June 30,                     (thousands)
                    1999                              $ 7,249
                    2000                                6,022
                    2001                                3,492
                    2002                                1,641
                    2003                                  660
                                                      -------
                                                      $19,064
                                                      =======

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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


12.  MAJOR CUSTOMERS

Sales to customers representing 10% or more of consolidated revenues for the years ended June 30, 1997, 1996 were as follows:


                                      Fiscal Year Ended June 30,
                                           1997     1996
                                           ----     ----
                   Customer A               13%      20%
                   Customer B                7%      11%

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

15.  BUSINESS SEGMENT INFORMATION

Information about the Company's operations by business segment is as follows:


                                                         Year Ended June 30,
 (Thousands)                                       1998         1997         1996
------------                                     ---------    ---------    ---------
Identifiable assets:
Oilfield services                                $ 513,583    $ 242,001    $  94,962
Oil and gas well drilling services                  84,579        8,365        5,583
Oil and gas                                         39,047       23,544       18,170
General corporate                                   61,431       46,185        3,007
                                                 ---------    ---------    ---------
                                                 $ 698,640    $ 320,095    $ 121,722
                                                 =========    =========    =========

Capital expenditures (excluding acquisitions):
Oilfield services                                $  44,284    $  15,084    $   5,188
Oil and gas well drilling services                   5,385        1,483          598
Oil and gas                                          7,849        8,188        1,879
                                                 ---------    ---------    ---------
                                                 $  57,518    $  24,755    $   7,665
                                                 =========    =========    =========
Depreciation, depletion and amortization:
Oilfield services                                $  26,060    $   9,198    $   3,862
Oil and gas well drilling services                   2,450          436          221
Oil and gas                                          2,043          870          618
General corporate                                      448          572         --
                                                 ---------    ---------    ---------
                                                 $  31,001    $  11,076    $   4,701
                                                 =========    =========    =========

Income before interest, taxes and minority
interest in income:
Oilfield services                                $   6,718    $  21,642    $  58,082

Oil and gas well drilling services                     640        1,036        4,861
Oil and gas                                          1,177        2,533        1,064
General corporate                                     (483)      (2,657)      (3,726)
                                                 ---------    ---------    ---------
                                                 $   8,052    $  22,544    $  60,281
                                                 =========    =========    =========

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

                     KEY ENERGY GROUP, INC AND SUBSIDIARIES

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

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES


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

17.  CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended June 30, 1998, 1997 and 1996 are presented below:


                                            Year Ended June 30,
         (Thousands)                 1998          1997          1996
         -----------            -----------   -----------   -----------
         Interest paid          $    16,441   $     5,850   $     2,205
         Taxes paid                   9,024          --             391


Supplemental schedule detailing the purchase price of acquisitions including non-cash consideration paid for the year ended June 30, 1996 is presented below:


                                                             (thousands)
                                                             -----------
          Fair value of Common Stock issued for
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

Supplemental schedule detailing the purchase price of acquisitions including non-cash consideration paid for the year ended June 30, 1997 is presented below (in thousands):


                                        FAIR VALUE                                        ACQUISITION
                                        OF ISSUED      ASSUMPTION OF    ASSUMPTION OF     OF PROPERTY
ACQUISITION                            COMMON STOCK         DEBT          LIABILITIES     AND EQUIPMENT
-----------                            ------------    --------------   --------------   --------------
Brownlee Well Service Inc.            $          671   $        1,948   $        3,558   $       11,234
Woodward Well Service, Inc.                      563               80              771            1,351
Brooks Well Servicing, Inc.                   11,125             --              6,291           16,935
Hitwell Surveys, Inc.                           --                176            1,425            2,655
B&L Hotshot, Inc.                               --               --                175            4,575
Energy Air Drilling Services Co.                  48              150             --                700
Talon Trucking Co.                              --               --               --              2,700
Cobra Industries, Inc.                         2,386              625            3,867           10,171
T.S.T Paraffin Service Co., Inc.                --                 70            3,599           10,035
Tri-State Wellhead & Valve, Inc.               1,000             --               --              1,339

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES



Kalkaska Construction Service, Inc.            1,111             --              1,187           10,711
Well-Co Oil Service, Inc.                      4,050              599           11,337           28,463
Shreve's Well Service                           --               --                              50 600
Youngs Wireline                                 --               --                             225 744
Phoenix Well Service                            --                410            1,761            3,897
Elder Well Service, Inc.                        --               --                              40 649
Diamond Well Service, Inc.                      --               --               --                675
Southwest Oilfield Services, Inc.               --               --               --                455
Edco Well Service                               --               --                 50              460

Supplemental schedule detailing the purchase price of acquisitions including non-cash consideration paid for the year ended June 30, 1998 is presented below (in thousands):


                                            FAIR VALUE      ACQUISITION
                                            OF ISSUED      ASSUMPTION OF     ASSUMPTION OF     OF PROPERTY
ACQUISITION                                COMMON STOCK         DEBT          LIABILITIES     AND EQUIPMENT
-----------                                ------------         ----          -----------     -------------
Watson Truck & Supply, Inc.               $         --     $         --     $          100   $        1,370
Lakota Drilling Company                             --               --                  6           11,900
JPF Well Service, Inc.
 and JPF Lease Service, Inc.                        --               --                  6            4,500
Edwards Transport, Inc.                             --               --               --              1,037
Lundy Vacuum Service, Inc.                          --               --               --              1,061
Lauffer Well Service, Inc.                          --               --                 50              350
Updike Brothers, Inc.                               --              1,197            7,748           10,595
Four Corners Drilling Company                       --               --                150            9,600
Kingsley Enterprises, Inc.                          --                300            3,692            4,866
Circle M Vacuum Services, Inc.                      --               --               --                700
Hot Oil Plus, Inc.                                  --                200             --              1,900
J.W. Gibson Well Service Company                   1,856             --              4,532           22,214
Sitton Drilling Co.                                2,169             --              4,071           10,642
Wellcorps, L.L.C., White Rhino
  Drilling, Inc. and S&R Cable, Inc.               5,760             --                500            6,439
Jeter Service Co.                                   --              1,802            3,686            6,553
GSI Trucking Company, Inc.,
  Kahlden Production Services, Inc. and
  McCurdy Well Service, Inc.                        --                 51             --              1,181
Big A Well Service Co., Sunco
  Trucking Co. and Justis
  Supply Co., Inc                                  4,078              359            2,504           24,618
Frontier Well Service, Inc.                         --               --              2,118            5,478
Dunbar Well Service, Inc.                           --               --              6,273           15,206
BRW Drilling, Inc.                                  --              1,919            6,194           14,140
Landmark Fishing & Rental, Inc.                     --                539            2,386            5,180
Waco Oil & Gas Co., Inc.                            --               --                500            7,644
Ram Oil Well Service, Inc. and
  Rowland Trucking Co., Inc.                        --               --              7,669           19,918
Mosley Well Service, Inc.                           --                933              406           25,246
Kenting Holdings (Argentina) S.A                    --               --               --               --
Patrick Well Service, Inc.                          --                563              625            9,263
Win-Tex Drilling and Trucking                       --                295            3,942            7,392

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

18.  UNAUDITED SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS

Summarized quarterly financial data for 1998 and 1997 are as follows:


                                            FIRST     SECOND      THIRD      FOURTH
                                           QUARTER    QUARTER     QUARTER    QUARTER
                                           -------    -------     -------    -------
                                           (in thousands, except per share amounts)
                                                                                1998
Revenues . . . . . . . . . . . . . . . .   $ 75,399   $109,595   $120,724   $114,328
Earnings from operations . . . . . . . .     22,780     33,960     37,281     37,074
Net earnings . . . . . . . . . . . . . .      4,111      7,345      7,082      5,637
Earnings per share . . . . . . . . . . .        .29        .40        .39        .31
Weighted average common shares
  and equivalents outstanding  . . . . .     14,126     18,151     18,295     18,261

                                                                                1997
Revenues . . . . . . . . . . . . . . . .   $ 31,462   $ 36,197   $ 43,050   $ 52,921
Earnings from operations . . . . . . . .      2,396      3,022      3,563      5,621
Net earnings . . . . . . . . . . . . . .      1,554      2,043      2,365      3,136
Earnings per share . . . . . . . . . . .        .15        .19        .20        .26
Weighted average common shares
  and equivalents outstanding  . . . . .     10,425     10,850     11,612     11,979

The Company did not perform physical inventories at the end of each fiscal quarter of 1997. Therefore, although year-end fiscal inventories were correct as of the fiscal year ended June 30, 1997, fourth quarter results may not be reflective of actual results due to this adjustment. In addition, since the Company did not perform physical inventories at the end of each quarter, so inventories on the Company's quarterly financial statements for each quarter may not be reflective of actual results. Because the timing of this error cannot be accurately determined, no restatement of any 1997 quarterly reports on Form 10-Q were done.

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

                   KEY ENERGY GROUP, INC. AND SUBSIDIARIES


19.      SUPPLEMENTAL INFORMATION ON OIL AND GAS ACTIVITIES (unaudited)

         Information concerning the Company's oil and activities was not significant, as defined under SFAS 69, for the fiscal years ended June 30, 1997 and 1998. Such activities were, however, significant for the fiscal year ended June 30, 1996.

Capitalized Costs:

                                                                              June 30,
(in thousands)                                                                  1996
--------------                                                                --------
Proved properties                                                             $ 17,290
Unproved properties                                                               --
Less accumulated depletion                                                      (1,364)
                                                                              --------
Net capitalized costs                                                         $ 15,926
                                                                              ========

Costs Incurred:

                                                                              June 30,
(in thousands)                                                                  1996
--------------                                                                --------
Proved property acquisition costs                                             $  7,786
Development costs                                                                1,848
                                                                              --------
Total costs incurred                                                          $  9,634
                                                                              ========

Results of Operations:

                                                                              June 30,
(in thousands)                                                                  1996
--------------                                                                --------
Oil and gas sales                                                             $  3,555
Production costs, including production taxes                                    (1,350)
Depletion                                                                         (598)
Income taxes(a)                                                                   (546)
                                                                              --------
Results of operations for oil and gas producing activities(b)                 $  1,061
                                                                              ========

-------------------
(a)      Computed at the statutory rate of 35%.

(b)      Excludes corporate overhead and financing costs.

Oil and Gas Reserve Information

         Estimates of Odessa Exploration's proved oil and gas reserves as of June 30, 1996 were prepared by the Company and reviewed by an independent petroleum reservoir engineering firm. Estimates were made in accordance with guidelines established by the Securities and Exchange Commission. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, i.e., prices and costs as of the date the estimate is made. Prices utilized reflect

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

consideration of changes in existing prices provided by contractual arrangements, if any, but not of escalations based upon future conditions. The reserve estimates are presented utilizing an average oil price of $19.17 Bbl and an average natural gas price of $1.85 Mcf as of June 30, 1996.

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

Oil and Gas Producing Activities:

                                   Oil and         Natural
                                  Condensate         Gas
                                  -----------    -----------
                                    (Bbls)          (Mcf)
                                  -----------    -----------
Proved Reserves:
Balance, June 30, 1995              1,682,217     13,998,060
Revisions of previous estimates       438,142      6,313,118
Purchases of minerals-in-place      3,162,099     16,456,993
Production                            (97,130)    (1,026,577)
                                  -----------    -----------
Balance, June 30, 1996              5,185,328     35,741,594
                                  ===========    ===========
Proved Developed Reserves:
June 30, 1996                       2,727,967     24,517,362
                                  ===========    ===========

                    JEY ENERGY GROUP, INC. AND SUBSIDIARIES

      Standardized Measure of Discounted Future Cash Flows

         The following schedules present estimates of the standardized measure of discounted future net cash flows from the Company's proved reserves as of June 30, 1996, and an analysis of the changes in these amounts for the year ended June 30, 1996. Estimated future cash flows are determined using year-end prices adjusted only for fixed and determinable increases for natural gas provided by contractual agreement (if any). Estimated future production and development costs are based on economic conditions at year-end. Future federal income taxes are computed by applying the statutory federal income tax rate of 35% to the difference between the future pretax net cash flows and the tax basis of proved oil and gas properties, after considering investment tax credits and net operating loss carry-forwards (if any), associated with these properties.

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


(in thousands)                                       June 30, 1996
--------------                                       --------------
Standardized Measure:
Future cash inflows                                  $      171,000
Future production costs                                     (61,521)
Future development costs                                    (15,495)
Future income taxes                                         (12,092)
                                                     --------------
Future after-tax net cash flows                              81,892
10% annual discount                                         (42,188)
                                                     --------------
Standardized Measure                                 $       39,704
                                                     ==============

Standardized Measure, June 30, 1995                  $       15,158
Oil and gas sales, net of production costs                   (2,205)
Purchases of minerals in place                               24,216
Net change in income taxes                                       75
Accretion of discount                                         2,142
Revision of quantity estimates                                6,189
Change in future development costs                             (982)
Extensions and discoveries                                    2,952
Net change in sales prices                                    1,397
Changes in production rates (timing) and other               (9,238)
                                                     --------------
Standardized Measure, June 30, 1996                  $       39,704
                                                     ==============

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES

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


                                    KPMG LLP


Midland, Texas
September 1, 1998

                    KEY ENERGY GROUP, INC. AND SUBSIDIARIES


PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)      Index to Exhibits

The following documents are filed as part of this report:

(1)      See Index to Financial Statements set forth in Item 8.
(2)      Financial Statements Schedules: [None]
(3)      Exhibits:


23.1              Consent of KPMG LLP

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KEY ENERGY SERVICES, INC.
                                           (Registrant)

Dated:  March 30, 1999                  By  /s/ FRANCIS D. JOHN
                                            ---------------------------------
                                        Francis D. John
                                        President and Chief Executive Officer

Dated: March 30, 1999                   By  /s/ STEPHEN E. MCGREGOR
                                            ---------------------------------
                                        Stephen E. McGregor
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 30, 1999                   By  /s/ FRANCIS D. JOHN
                                            --------------------------------
                                        Francis D. John
                                        President, Chief Executive Officer
                                        and Director

Dated: March 30, 1999                   By /s/ MORTON WOLKOWITZ
                                           ---------------------------------
                                        Morton Wolkowitz
                                        Director

Dated: March 30, 1999                   By /s/ DAVID J. BREAZZANO
                                           ---------------------------------
                                        David J. Breazzano
                                        Director

Dated: March 30, 1999                   By /s/ WILLIAM MANLY
                                           ---------------------------------
                                        William Manly
                                        Director

Dated: March 30, 1999                   By /s/ KEVIN P. COLLINS
                                           ---------------------------------
                                        Kevin P. Collins
                                        Director

Dated: March 30, 1999                   By /s/ W. PHILLIP MARCUM
                                           ---------------------------------
                                        W. Phillip Marcum
                                        Director

Dated: March 30, 1999                   By /s/ DANNY R. EVATT
                                           ---------------------------------
                                        Danny R. Evatt
                                        Vice President of Financial Operations
                                        (Principal Accounting Officer)

Dated: March 30, 1999                   By /s/ STEPHEN E. McGREGOR
                                           ---------------------------------
                                        Stephen E. McGregor
                                        Executive Vice President, Chief
                                        Financial Officer and Treasurer
                                        (Principal Financial Officer)