Form 10-Q/A
period 1998-09-30
KEY ENERGY SERVICES INC
filed 1999-03-31
CIK 318996

    [AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 31, 1999]


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from to ________________

                          Commission file number 1-8038

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

                   Key Energy Services, Inc. and Subsidiaries

                                      INDEX

PART I.   Financial Information

Item 2.        Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  3


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Current and Subsequent Events

During the three months ended September 30, 1998, the Company completed the acquisition of the following well servicing, trucking, drilling and ancillary equipment companies and businesses:

Colorado Well Service, Inc.
Oilfield service assets of TransTexas Gas Corporation
Well servicing assets of Flint Engineering & Construction Co.
Dawson Production Services, Inc.
Iceberg, S.A.
HSI Group

These acquisitions (which are more fully described in Note 3 to the unaudited consolidated financial statements) involve approximately 620 well service rigs (including four well service rigs in Argentina), 388 trucks and one drilling rig. The total purchase price of these acquisitions totaled approximately $288.9 million in cash, excluding any assumed net liabilities.

As of November 11, 1998, the Company owned a fleet of approximately 1,424 well service rigs, 1,121 oilfield trucks, and 74 drilling rigs, including 21 service rigs, 28 trucks and six drilling rigs in Argentina and three drilling rigs in Canada. Management currently believes that the Company's well servicing rig and oilfield truck fleet are the largest onshore fleets in the world. The Company operates in all major onshore oil and gas producing regions of the continental Untied States and Provides a full range of drilling, completion, maintenance, workover and plugging and abandonment services for the oil and gas industry.

IMPACT OF LOWER CRUDE OIL PRICES

As a result of the prolonged lower oil prices, the Company's drilling, completion and workover activity have been adversely affected. Equipment utilization for drilling, completion and workover activity has continued to decline throughout the last three months of fiscal year 1998 and the first three months of fiscal 1999. The demand for these services, which generate higher margins, will continue to be adversely affected until oil prices substantially increase from their current depressed levels.

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

Over the past two and one-half years, the Company has been the leading consolidator of this industry, completing in excess of 50 acquisitions of well servicing and drilling operations through September 30, 1998. This consolidation has led to reduced fragmentation in the market and more predictable demand for well services for the Company and its competitors. The Company's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses.

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

Oilfield service revenues for the quarter ended September 30, 1998 increased by $36,301,000, or 52% to $105,799,000 compared to $69,498,000 reported for the quarter ended September 30, 1997. The increase is primarily attributable to the Company's acquisitions of oilfield service companies over the past twelve months, offset by the Company's decrease in oilfield service rig utilization rates.

Drilling revenues for the quarter ended September 30, 1998 increased by $4,787,000, or 170% to $7,610,000 compared to $2,823,000 reported for the quarter ended September 30, 1997. The increase is primarily attributable to the Company's drilling rig acquisitions over the past twelve months, offset by the Company's decrease in drilling rig utilization rates.

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

Net cash provided by financing activities for the quarter ended September 30, 1998 increased by $121,285,000 or 90%, to $256,651,000 compared $135,366,000 provided during the quarter ended September 30, 1997. The increase is primarily the result of borrowings of long-term debt used to finance the Company's acquisition program.

LIQUIDITY, CAPITAL COMMITMENTS AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash of $39.9 million compared to $25.3 million at June 30, 1998, and $49.3 million at September 30, 1997. At September 30, 1998, the Company had working capital of $73.9 million compared to $79.5 million at June 30, 1998 and $77.9 million at September 30, 1997.

In addition to its ongoing acquisition program, for fiscal 1999, the Company has projected approximately $40 million capital expenditures for improvements of existing service and drilling rig machinery and equipment, a decrease of $12.1 million over the $52.1 million expended during fiscal 1998. The Company expects to finance these capital expenditures through internally generated operating cash flows. Capital expenditures for service and drilling rig improvements for the three months ended September 30, 1998 and 1997 were $7.6 million and $7.0 million, respectively.

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

YEAR 2000 ISSUE

         We currently are implementing a new integrated management information system along with updated hardware that will replace most of our current systems. The implementation of the new management information system, which will be year 2000 compliant for our systems as well as for those of our past and future acquisitions, began in July 1998 and is scheduled to be substantially completed by June 1999. Our new management information systems do not cover our Argentine operations, but we have established a separate system, which is year 2000 compliance, that will be implemented in late 1999.

         We have not yet developed a plan to formally communicate with our significant suppliers and customers to determine if those parties have appropriate plans to remedy year 2000 issues when their systems interface with our systems or may otherwise have an impact on our operations. We do not anticipate that this will have a material impact on our operations. However, there can be no assurance that the systems of other companies on which we rely will be timely converted, or that failure to successfully convert by another company, or conversion that is incompatible with our systems, would not have an impact on our operations. We currently do not have a contingency plan to cover any unforeseen problems encountered that relate to the year 2000, but we intend to produce one before the end of the current fiscal year.

         The cost of the new management information system (a large part of which we expect will be capitalized) is not expected to have a material impact on our business, operations or results thereof, financial condition, liquidity or capital resources. Although we are not aware of any material operational issues or costs associated with preparing our internal systems for the year 2000, there can be no assurance that there will not be a delay in, or increased costs associated with, the implementation of the necessary systems and changes to address the year 2000 issues.

         If we are unable to adequately address the year 2000 issue in a timely manner, the worst case scenario would be that we could suffer significant computer downtime, and billings, payments and collections would revert to manual accounting records. In addition, the inability of principal suppliers and major customers to be year 2000 compliant could result in delays in product deliveries from those suppliers and collection of accounts receivable.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          KEY ENERGY SERVICES, INC.
                                          (Registrant)


Dated:   March 30, 1999                   By:   /s/ FRANCIS D. JOHN
                                                -------------------------------
                                                President and Chief Executive
                                                Officer


Dated:   March 30, 1999                   By:   /s/ STEPHEN E. MCGREGOR
                                                -------------------------------
                                                Executive Vice President, Chief
                                                Financial Officer and Treasurer