Form 10-Q/A
period 1998-12-31
KEY ENERGY SERVICES INC
filed 1999-03-31
CIK 318996

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

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from to ________ to ___________


                          Commission file number 1-8038
                                                 ------

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                Maryland                                   04-2648081
       -------------------------------                 -------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                  Identification No.)


  Two Tower Center, 20th Floor, East Brunswick, NJ          08816
  ------------------------------------------------------------------
     (Address of principal executive offices)             (ZIP Code)

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

                                      INDEX
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements                         3


PART II. OTHER INFORMATION

Signatures                                                                  20

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                      December 31,      June 30,
                                                                                         1998             1998
                                                                                      -----------      -----------
                                                                                      (Unaudited)
ASSETS
  Current Assets:
    Cash                                                                              $     8,181      $    25,265
    Accounts receivable, net of allowance for doubtful accounts
       ($3,145 and $2,843 at December 31 and June 30, 1998, respectively)                 115,881           82,406
    Inventories                                                                            13,576           13,315
    Deferred tax asset                                                                      1,203            1,203
    Prepaid income taxes                                                                      540              537
    Prepaid expenses and other current assets                                               6,001            4,831
                                                                                      -----------      -----------
  Total Current Assets                                                                    145,382          127,557
                                                                                      -----------      -----------
  Property and Equipment:
    Oilfield service equipment                                                            634,114          400,731
    Oil and gas well drilling equipment                                                    84,873           61,629
    Motor vehicles                                                                         53,819           19,748
    Oil and gas properties and other related equipment, successful efforts
      method                                                                               43,160           42,638
    Furniture and equipment                                                                 5,950            5,333
    Buildings and land                                                                     34,717           17,458
                                                                                      -----------      -----------
                                                                                          856,633          547,537
  Accumulated depreciation and depletion                                                  (71,506)         (48,385)
                                                                                      -----------      -----------
  Net Property and Equipment                                                              785,127          499,152
                                                                                      -----------      -----------
    Goodwill, net of accumulated amortization ($8,288 and $2,264 at
          December 31 and June 30, 1998, respectively)                                    208,811           44,936
    Other assets                                                                           36,210           26,995
                                                                                      -----------      -----------
    Total Assets                                                                      $ 1,175,530      $   698,640
                                                                                      ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                                  $    20,831      $    20,124
    Other accrued liabilities                                                              25,175           22,239
    Accrued interest                                                                        4,150            3,818
    Current portion of long-term debt                                                       9,511            1,848
                                                                                      -----------      -----------
  Total Current Liabilities                                                                59,667           48,029
                                                                                      -----------      -----------
  Long-term debt, less current portion                                                    839,870          397,931
  Non-current accrued expenses                                                              4,527            4,812
  Deferred tax liability                                                                  126,844           92,940

  Stockholders' equity:
    Common stock, $.10 par value; 100,000,000 shares authorized, 18,709,735
      and 18,684,479 shares issued at December 31 and June 30, 1998, respectively           1,871            1,868
    Additional paid-in capital                                                            119,300          119,303
    Treasury stock, at cost; 416,666 shares at December 31 and
        June 30, 1998                                                                      (9,682)          (9,682)
    Unrealized gain on available-for-sale securities                                           --            2,346
    Retained earnings                                                                      33,133           41,093
                                                                                      -----------      -----------
  Total Stockholders' Equity                                                              144,622          154,928
                                                                                      -----------      -----------
  Total Liabilities and Stockholders' Equity                                          $ 1,175,530      $   698,640
                                                                                      ===========      ===========

         See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                             Three months ended           Six months ended
                                                December 31,                December 31,
                                            1998           1997          1998          1997
                                         ---------      ---------     ---------      ---------
REVENUES:
   Oilfield services                     $ 126,446      $  94,739     $ 222,939      $ 161,805
   Oil and gas well drilling                15,234         11,492        32,150         16,747
   Oil and gas                               1,837          1,949         3,607          3,801
   Other, net                                  129          1,493           537          2,719
                                         ---------      ---------     ---------      ---------
                                           143,646        109,673       259,233        185,072
                                         ---------      ---------     ---------      ---------
COSTS AND EXPENSES:
   Oilfield services                        90,862         65,982       158,267        112,170
   Oil and gas well drilling                12,399          8,962        26,019         13,276
   Oil and gas                                 879            893         1,638          1,696
   Depreciation, depletion and
       amortization                         14,427          7,371        25,130         12,509
   General and administrative               14,338         10,370        25,776         18,048
   Interest                                 18,822          4,248        27,327          9,008
   Corporate restructuring                   6,699             --         6,699             --
                                           158,426         97,826       270,856        166,707
                                         ---------      ---------     ---------      ---------
Income/ (loss) before income taxes         (14,780)        11,847       (11,623)        18,365
Income tax provision                        (4,983)         4,502        (3,663)         6,909
                                         ---------      ---------     ---------      ---------

NET INCOME/(LOSS)                        $  (9,797)     $   7,345     $  (7,960)     $  11,456
                                         ---------      ---------     ---------      ---------

EARNINGS/(LOSS) PER SHARE :
  Basic                                  $   (0.54)     $    0.40     $   (0.44)     $    0.71
  Diluted                                $   (0.54)     $    0.35     $   (0.44)     $    0.58
                                         =========      =========     =========      =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                     18,291         18,151        18,283         16,133
  Diluted                                   18,291         25,854        18,283         22,847
                                         =========      =========     =========      =========



         See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        Three months ended            Six Months Ended
                                                                            December 31,                 December 31,
                                                                        1998          1997           1998           1997
                                                                     ---------      ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                  $  (9,797)     $   7,345      $  (7,960)     $  11,456
  Adjustments to reconcile income from operations
    to net cash provided (used) by operations:
  Depreciation, depletion and amortization                              14,427          7,371         25,130         12,509
  Amortization of deferred debt costs                                    1,597            369          2,364            378
  Deferred income taxes                                                 (4,970)         1,177         (3,650)         3,584
  Gain on sale of assets                                                    --             --             47             --
  Other non-cash items                                                   6,490             --          6,692          1,313
  Change in assets and liabilities net of effects
     from the acquisitions:
    (Increase) decrease in accounts receivable                          (8,530)         1,890         (4,053)        (4,334)
    (Increase) decrease in other current assets                            657         (1,742)         1,194           (342)
    Increase (decrease) in accounts payable and accrued expenses       (39,885)        (8,666)       (44,176)        (9,638)
    Increase (decrease) in accrued interest                              1,254          3,041            332          1,212
    Other assets and liabilities                                         2,130         (3,424)          (139)        (4,717)
                                                                     ---------      ---------      ---------      ---------
  Net cash provided (used) by operating activities                     (36,627)         7,361        (24,219)        11,421
                                                                     ---------      ---------      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Oilfield service operations                    (7,940)       (12,268)       (14,527)       (18,962)
  Capital expenditures - Oil and gas well drilling operations             (427)        (1,315)        (1,446)        (1,654)
  Capital expenditures - Oil and gas operations                         (1,772)        (1,926)        (3,380)        (3,984)
  Proceeds from sale of fixed assets                                        69             --            160             --
  Cash received in acquisitions                                            244             --         27,252          2,903
  Acquisitions - Oilfield service operations                            (2,814)       (29,933)      (275,106)      (137,563)
  Acquisitions - Oil and gas well drilling                                  --         (7,256)            --        (21,866)
  Acquisitions - Oil and gas operations                                     --           (600)            --           (600)
  Acquisitions - Minority interest                                          --             --             --         (3,426)
                                                                     ---------      ---------      ---------      ---------
  Net cash used in investing activities                                (12,640)       (53,298)      (267,047)      (185,152)
                                                                     ---------      ---------      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                            (2,492)        (2,229)        (4,205)        (2,547)
  Repayment of long-term debt                                         (140,000)       (19,337)      (140,000)      (216,337)
  Borrowings under line-of-credit                                      160,000         65,000        438,000        199,000
  Purchase of treasury stock                                                --         (9,682)            --         (5,559)
  Proceeds from long-term commercial paper                                  --         14,000             --        208,500
  Proceeds paid for debt issuance costs                                     --             --        (19,636)            --
  Proceeds from exercise of warrants                                        --             99             --             99
  Proceeds from exercise of stock options                                   --            942             --            942
  Proceeds from other long-term debt                                        23          1,638             23          1,699
                                                                     ---------      ---------      ---------      ---------
  Net cash provided by financing activities                             17,531         50,431        274,182        185,797
                                                                     ---------      ---------      ---------      ---------
  Net increase (decrease) in cash                                      (31,736)         4,494        (17,084)        12,066
  Cash at beginning of period                                           39,917         49,276         25,265         41,704
                                                                     ---------      ---------      ---------      ---------
  Cash at end of period                                              $   8,181      $  53,770      $   8,181      $  53,770
                                                                     =========      =========      =========      =========

         See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                          Three months ended       Six Months Ended
                                                             December 31,            December 31,
                                                          1998         1997       1998         1997
                                                        -------      -------     -------      -------
Net income/(loss)                                       $(9,797)     $ 7,345     $(7,960)     $11,456

Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale securities          --           --       1,200           --
                                                        -------      -------     -------      -------

Comprehensive income/(loss), net of tax                 $(9,797)     $ 7,345     $(6,760)     $11,456
                                                        =======      =======     =======      =======

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

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


RESTRUCTURING CHARGE In response to the current industry downturn caused by historically low oil and gas prices and the resulting slowdown in our business, on December 7, 1998, we announced a company-wide restructuring plan to reduce operating costs beyond those achieved through our consolidation efforts. The plan involved a reduction in the size of our management and on-site work force, salary reductions of up to 20% for senior management, the combination of previously separate operating divisions and the elimination of redundant divisional overhead and facilities. We currently expect approximately $9 million of annualized cost savings from this plan within the next six months. The restructuring plan resulted in a one-time pretax charge to earnings of approximately $6.7 million in the second fiscal quarter ending December 31, 1998. This charge includes severance payments and other termination benefits to terminated employees, lease commitments related to closed facilities and environmental studies performed on closed leased yard locations. Approximately 110 employees were terminated, all of which served in either executive or supervisory positions. We expect to complete the plan by June 30, 1999. The major components of the restructuring charge and costs incurred to date are as follows (in thousands):

                                              Costs    Balance as of
                          Restructuring     Incurred   December 31,
                             Charge          to Date       1998
                             ------         --------   ------------
Severance/employee costs     $6,231          $ (834)     $5,397
Lease commitments               433              --         433
Environmental cleanup            35              --          35
                             ------          ------      ------
Total                        $6,699          $ (834)     $5,865
                             ======          ======      ======

In addition, we have completed the integration of Dawson into our business, from which we expect annualized cost savings of approximately $12 million. In connection with the Dawson acquisition, we anticipate we will incur an additional, extraordinary pretax charge of approximately $6.1 million in the third fiscal quarter ending March 31, 1998, expensing debt issuance costs and fees related to the syndication of our bridge credit facility.

2. EARNINGS PER SHARE

The following table sets forth the computation of diluted net income per common share:

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  DECEMBER 31,                DECEMBER 31,
                                                 (in thousands)              (in thousands)
                                               1998          1997          1998          1997
                                             --------      --------      --------      --------
  DILUTED EPS COMPUTATION:
  Numerator-
  Net Income                                 $ (9,797)     $  7,345      $ (7,960)     $ 11,456
  Effect of Dilutive Securities,
    Tax Effected:
           Interest on Convertible Debt*           --         1,738            --         1,882
                                             $ (9,797)     $  9,083      $ (7,960)     $ 13,338
Denominator-
  Weighted Average Common
           Shares Outstanding                  18,291        18,151        18,283        16,133
  Warrants*                                        --            91            --           165
  Stock Options*                                   --         1,530            --         1,495
  7% Convertible Subordinated
           Debentures *                            --           472            --         2,096
  5% Convertible Subordinated  Notes *             --         5,610            --         2,958
                                               18,291        25,854        18,283        22,847

DILUTED EPS                                  $  (0.54)     $   0.35      $  (0.44)     $   0.58

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

                                       THREE MONTHS ENDED          SIX MONTHS ENDED
                                           DECEMBER 31,               DECEMBER 31,
(THOUSANDS, EXCEPT PER SHARE DATA)    1998            1997         1998           1997
----------------------------------  ---------      ---------     ---------      ---------
Revenues                            $ 143,646      $ 165,083     $ 295,588      $ 300,339
Net income/(loss)                      (9,797)         4,922       (14,245)         6,718

Basic earnings/(loss) per share     $    (.54)     $     .27     $    (.78)     $     .42

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

As a result of industry conditions and for certain other reasons, in December of 1998 we amended our credit facility to ease required financial covenant levels, to add a requirement that we achieve certain minimum levels of trailing 12-month EBITDA (as defined in the credit facility), to tighten restrictions on making acquisitions that are not funded solely with our capital stock and to further limit the funds we may use on capital expenditures. The amended covenants are set forth herein.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The consolidated leverage ratio was amended as set forth below:

                     Old                       Old Consolidated                                              Consolidated
                     Date                       Leverage Ratio            Date                              Leverage Ratio
                     ----                      ----------------           ----                              --------------
               September 30, 1998                5.25 to 1.00       December 31, 1998                        5.90 to 1.00
               December 31, 1998                 5.00 to 1.00       March 31, 1999                           5.90 to 1.00
               March 31, 1999                    5.00 to 1.00       June 30, 1999                            5.90 to 1.00
               June 30, 1999                     4.75 to 1.00       September 30, 1999                       5.90 to 1.00
               September 30, 1999                4.75 to 1.00       December 31, 1999                        5.75 to 1.00
               December 31, 1999                 4.50 to 1.00       March 31, 2000                           5.00 to 1.00
               March 31, 2000                    4.25 to 1.00       June 30, 2000                            4.50 to 1.00
               June 30, 2000                     4.25 to 1.00       September 30, 2000                       4.00 to 1.00
               September 30, 2000                4.25 to 1.00       December 31, 2000                        3.75 to 1.00
               December 31, 2000                 4.00 to 1.00       March 31, 2001                           3.50 to 1.00
               March 31, 2001                    3.50 to 1.00       June 30, 2001                            3.25 to 1.00
               June 30, 2001                     3.50 to 1.00       September 30, 2001                       3.00 to 1.00
               September 30, 2001                3.50 to 1.00       December 31, 2001                        3.00 to 1.00
               December 31, 2001                 3.50 to 1.00       March 31, 2002                           3.00 to 1.00
               March 31, 2002                    3.50 to 1.00       June 30, 2002                            3.00 to 1.00
               June 30, 2002                     3.00 to 1.00       September 30, 2002                       3.00 to 1.00
               September 30, 2002                3.00 to 1.00       December 31, 2002                        3.00 to 1.00
               December 31, 2002                 3.00 to 1.00       March 31, 2003                           3.00 to 1.00
               March 31, 2003                    3.00 to 1.00       June 30, 2003                            3.00 to 1.00
               June 30, 2003                     3.00 to 1.00       September 30, 2003                       3.00 to 1.00
               September 30, 2003                3.00 to 1.00       December 31, 2003                        3.00 to 1.00
               December 31, 2003                 3.00 to 1.00       March 31, 2004                           3.00 to 1.00
               March 31, 2004                    2.50 to 1.00       June 30, 2004                            3.00 to 1.00
               June 30, 2004                     2.50 to 1.00       September 30, 2004                       3.00 to 1.00
               September 30, 2004                2.50 to 1.00

The consolidated interest coverage ratio was amended as follows:

                                               Old Consolidated                                             Consolidated
                    Old                           Interest                                                    Interest
                    Date                        Coverage Ratio           Date                              Coverage Ratio
                    ----                       ----------------          ----                              --------------
               December 31, 1998                 2.00 to 1.00       December 31, 1998                       1.50 to 1.00
               March 31, 1999                    2.25 to 1.00       March 31, 1999                          1.50 to 1.00
               June 30, 1999                     2.25 to 1.00       June 30, 1999                           1.50 to 1.00
               September 30,1999                 2.50 to 1.00       September 30, 1999                      1.40 to 1.00
               December 31, 1999                 2.75 to 1.00       December 31, 1999                       1.50 to 1.00
               March 31, 2000                    2.75 to 1.00       March 31, 2000                          1.75 to 1.00
               June 30, 2000                     3.00 to 1.00       June 30, 2000                           1.75 to 1.00
               September 30, 2000                3.00 to 1.00       September 30, 2000                      2.00 to 1.00
               December 31, 2000                 3.50 to 1.00       December 31, 2000                       2.25 to 1.00
               March 31, 2001                    3.50 to 1.00       March 31, 2001                          2.50 to 1.00
               June 30, 2001                     4.00 to 1.00       June 30, 2001                           2.50 to 1.00
               September 30, 2001                4.00 to 1.00       September 30, 2001                      2.75 to 1.00
               December 31, 2001                 4.00 to 1.00       December 31, 2001                       3.00 to 1.00
               March 31, 2002                    4.00 to 1.00       March 31, 2002                          3.25 to 1.00
               June 30, 2002                     4.00 to 1.00       June 30, 2002                           3.50 to 1.00
               September 30, 2002                4.00 to 1.00       September 30, 2002                      3.75 to 1.00
               March 31, 2003                    4.00 to 1.00       December 31, 2002                       4.00 to 1.00
               June 30, 2003                     4.00 to 1.00       March 31, 2003                          4.00 to 1.00
               September 30, 2003                4.00 to 1.00       June 30, 2003                           4.00 to 1.00
               December 31, 2003                 4.00 to 1.00       September 30, 2003                      4.00 to 1.00
               March 31, 2004                    4.00 to 1.00       December 31, 2003                       4.00 to 1.00
               June 30, 2004                     4.00 to 1.00       March 31, 2004                          4.00 to 1.00
               September 30, 2004                4.00 to 1.00       June 30, 2004                           4.00 to 1.00
                                                                    September 30, 2004                      4.00 to 1.00

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The consolidated senior leverage ratio was amended as follows:

                                               Old Consolidated                                             Consolidated
                     Old                       Senior Leverage                                            Senior Leverage
                     Date                           Ratio                 Date                                 Ratio
                     ----                      ---------------            ----                            ---------------
               September 30, 1998                3.75 to 1.00       December 31, 1998                       4.50 to 1.00
               December 31, 1998                 3.75 to 1.00       March 31, 1999                          4.50 to 1.00
               March 31, 1999                    3.75 to 1.00       June 30, 1999                           4.50 to 1.00
               June 30, 1999                     3.50 to 1.00       September 30, 1999                      4.50 to 1.00
               September 30, 1998                3.75 to 1.00       December 31, 1999                       4.25 to 1.00
               September 30,1999                 3.50 to 1.00       March 31, 2000                          3.75 to 1.00
               December 31, 1999                 3.25 to 1.00       June 30, 2000                           3.25 to 1.00
               March 31, 2000                    3.25 to 1.00       September 30, 2000                      2.75 to 1.00
               June 30, 2000                     3.25 to 1.00       December 31, 2000                       2.50 to 1.00
               September 30, 2000                3.25 to 1.00       March 31, 2001                          2.25 to 1.00
               December 31, 2000                 2.75 to 1.00       June 30, 2001                           2.00 to 1.00
               March 31, 2001                    2.75 to 1.00       September 30, 2001                      2.00 to 1.00
               June 30, 2001                     2.50 to 1.00       December 31, 2001                       2.00 to 1.00
               September 30, 2001                2.50 to 1.00       March 31, 2002                          2.00 to 1.00
               December 31, 2001                 2.50 to 1.00       June 30, 2002                           2.00 to 1.00
               March 31, 2002                    2.50 to 1.00       September 30, 2002                      2.00 to 1.00
               June 30, 2002                     2.50 to 1.00       December 31, 2002                       2.00 to 1.00
               September 30, 2002                2.50 to 1.00       March 31, 2003                          2.00 to 1.00
               December 31, 2002                 2.00 to 1.00       June 30, 2003                           2.00 to 1.00
               March 31, 2003                    2.00 to 1.00       September 30, 2003                      2.00 to 1.00
               June 30, 2003                     2.00 to 1.00       December 31, 2003                       2.00 to 1.00
               September 30, 2003                2.00 to 1.00       March 31, 2004                          2.00 to 1.00
               December 31, 2003                 2.00 to 1.00       June 30, 2004                           2.00 to 1.00
               March 31, 2004                    2.00 to 1.00       September 30, 2004                      2.00 to 1.00
               June 30, 2004                     2.00 to 1.00
               September 30, 2004                2.00 to 1.00

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

In addition, the consolidated EBITDA must now meet the amounts set forth below:

                                                                    Consolidated
                  Date                                                 EBITDA
                  ----                                              ------------
                  December 31, 1998                                 $140,000,000
                  March 31, 1999                                     115,000,000
                  June 30, 1999                                      100,000,000
                  September 30, 1999                                  95,000,000
                  December 31, 1999                                  100,000,000
                  March 31, 2000                                     115,000,000
                  June 30, 2000                                      125,000,000
                  September 30, 2000                                 135,000,000
                  December 31, 2000                                  140,000,000
                  March 31, 2001                                     145,000,000


The minimum consolidated EBITDA from June 30, 2001 until September 30, 2004 is $150,000,000.


The limitation on capital expenditures was also amended such that the requirements are now as follows:


                  Fiscal Year            Amount
                  -----------            ------
                  1999                 $30,000,000
                  2000                 $30,000,000
                  2001                 $35,000,000
                  2002                 $45,000,000
                  2003                 $55,000,000
                  2004                 $65,000,000

At December 31, 1998, $150,000,000 in principal amount under the Bridge Loan Agreement was outstanding. On January 22, 1999 this amount was replaced with the private placement of $150,000,000 14% Senior Subordinated Notes. See discussion below.

At December 31, 1998, $460,000,000 in principal amount ($150,000,000 classified as tranche term loan A, "Tranche A Term Loan " and $200,000,000 classified as tranche term loan B, "Tranche B Term Loan" and $110,000,000 revolving commitments) was outstanding under the Second Amended and Restated Credit Agreement. In addition, at December 31, 1998, there was $40,000,000 available in revolving commitments under the Second Amended and Restated Credit Agreement, including amounts reserved in connection with outstanding letters of credit.

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

                                           KEY ENERGY SERVICES, INC.
                                                 (Registrant)



                                           By /s/ FRANCIS D. JOHN
                                           ------------------------------------
       Dated: March 30, 1999               President and Chief Executive
                                           Officer

                                           By /s/ STEPHEN E. MCGREGOR
                                             ----------------------------------
       Dated: March 30, 1999               Executive Vice President, Chief
                                           Financial Officer and Treasurer