Form 10-Q/A
period 1998-12-31
KEY ENERGY SERVICES INC
filed 1999-04-30
CIK 318996

    [AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 30, 1999]


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                          Commission file number 1-8038
                                                 ------

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                                   04-2648081
               --------                                   ----------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

        Two Tower Center, 20th Floor, East Brunswick, NJ      08816
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

                                      INDEX

--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis or Plan of Operation            3


PART  II. OTHER INFORMATION

Signatures                                                                   11


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

The Company's contract drilling costs and expenses for the quarter ended December 31, 1998 increased by $3,437,000, or 38%, to $12,399,000 compared to $8,962,000 for the quarter ended December 31, 1997. Oilfield drilling margins for the Company's drilling operations during the quarter ended December 31, 1998 increased by $305,000, or 12%, to $2,835,000 compared to $2,530,000 for the quarter ended December 31, 1997. Oilfield drilling margin as a percentage of oilfield drilling revenue for the quarters ended December 31, 1998 and 1997 was 19% and 22%, respectively. Decreases in oilfield margins are attributable to the decreases in onshore drilling due to the lower crude oil and natural gas prices.

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

Oilfield service expenses for the six months ended December 31, 1998 increased by $46,097,000, or 41%, to $158,267,000 compared to $112,170,000 reported for the six months ended December 31, 1997. Oilfield service margins (revenues less direct costs and expenses) increased for the six months ended December 31, 1998 by $15,037,000, or 30%, to $64,672,000 compared to $49,635,000 for the six months ended December 31, 1997. Oilfield service margins as a percentage of oilfield service revenue for the six months ended December 31, 1998 and 1997 was 29% and 30%, respectively. In addition, the Company has continued to expand its services, offering higher margin ancillary services and equipment such as well fishing tools, blow-out preventers and frac tanks.

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

                              KEY ENERGY SERVICES, INC.
                                    (Registrant)


                              By:   /s/ Francis D. John
                                 -----------------------------------------
Dated: April 30, 1999         President and Chief Executive Officer

                              By:   /s/ Stephen E. McGregor
                                 -----------------------------------------
Dated: April 30, 1999         Executive Vice President, Chief Financial Officer
                              and Treasurer