Form 10-Q
period 1999-03-31
KEY ENERGY SERVICES INC
filed 1999-05-17
CIK 318996

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No



              Common Shares outstanding at May 12, 1999 - 77,302,401

                   Key Energy Services, Inc. and Subsidiaries

                                      INDEX


PART I. Financial Information

Item 1. Unaudited Consolidated Financial Statements                   3

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                18


PART II. Other Information

Item 1. Legal Proceedings                                            26

Item 2. Changes in Securities and Use of Proceeds                    26

Item 3. Defaults Upon Senior Securities                              26

Item 4. Submission of Matters to a Vote of Security Holders          26

Item 6. Exhibits and Reports on Form 8-K                             27

Signatures                                                           28

                   Key Energy Services, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (in thousands, except share and per share amounts)

                                                                                                 March 31,      June 30,
                                                                                                   1999           1998
                                                                                                (Unaudited)
--------------------------------------------------------------------------------------------------------------------------
ASSETS
  Current Assets:
    Cash                                                                                              $28,451      $25,265
    Accounts receivable, net of allowance for doubtful accounts
       ($7,705 and $2,843 at March 31, 1999 and June 30, 1998, respectively)                           88,444       82,406
    Inventories                                                                                        11,529       13,315
    Deferred tax asset                                                                                  1,203        1,203
    Prepaid income taxes                                                                                  537          537
    Prepaid expenses and other current assets                                                           6,355        4,831
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
  Total Current Assets                                                                                136,519      127,557
---------------------------------------------------------------------------------------------------------------------------
  Property and Equipment:
   Oilfield service equipment                                                                         619,790      400,731
   Oil and gas well drilling equipment                                                                 84,805       61,629
   Motor vehicles                                                                                      71,281       19,748
   Oil and gas properties and other related equipment, successful efforts                                           42,638
method                                  43,690
   Furniture and equipment                                                                              6,918        5,333
   Buildings and land                                                                                  38,834       17,458
---------------------------------------------------------------------------------------------------------------------------
                                                                                                      865,318      547,537
Accumulated depreciation and depletion                                                               (87,628)     (48,385)
---------------------------------------------------------------------------------------------------------------------------
Net Property and Equipment                                                                            777,690      499,152
---------------------------------------------------------------------------------------------------------------------------
   Goodwill, net of accumulated amortization ($11,417 and $2,264 at
         March 31, 1999 and June 30, 1998, respectively)                                              205,849       44,936
    Other assets                                                                                       41,990       26,995
---------------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                                   $1,162,048     $698,640
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                                                  $18,661      $20,124
    Other accrued liabilities                                                                          35,093       22,239
    Accrued interest                                                                                    5,396        3,818
    Current portion of long-term debt                                                                  10,622        1,848
---------------------------------------------------------------------------------------------------------------------------
  Total Current Liabilities                                                                            69,772       48,029
---------------------------------------------------------------------------------------------------------------------------
  Long-term debt, less current portion                                                                857,099      397,931
  Non-current accrued expenses                                                                          4,101        4,812
  Deferred tax liability                                                                              111,071       92,940

  Stockholders' equity:
    Common stock, $.10 par value; 100,000,000 shares authorized, 18,709,735
      and 18,684,479 shares issued at March 31, 1999 and June 30, 1998, respectively                    1,870        1,868
    Additional paid-in capital                                                                        126,735      119,303
    Treasury stock, at cost; 416,666 shares at March 31, 1999 and
        June 30, 1998                                                                                 (9,682)      (9,682)
    Unrealized gain on available-for-sale securities                                                        -        2,346
    Retained earnings                                                                                   1,082       41,093
---------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                                          120,005      154,928
---------------------------------------------------------------------------------------------------------------------------
  Total Liabilities and Stockholders' Equity                                                       $1,162,048     $698,640
===========================================================================================================================

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   Key Energy Services, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                    (in thousands, except per share amounts)

                                                               Three Months Ended                 Nine Months Ended
                                                                    March 31,                         March 31,
                                                               1999            1998               1999           1998
----------------------------------------------------------------------------------------------------------------------

REVENUES:
   Oilfield services                                         $96,335        $104,014           $319,274       $271,505
   Oil and gas well drilling                                   7,513          14,078             39,663         25,590
   Oil and gas                                                 1,195           1,730              4,802          5,422
   Other, net                                                  (120)             902                417          3,201
-----------------------------------------------------------------------------------------------------------------------
                                                             104,923         120,724            364,156        305,718
-----------------------------------------------------------------------------------------------------------------------
COSTS AND EXPENSES:
   Oilfield services                                          76,598          71,790            234,865        187,518
   Oil and gas well drilling                                   7,553          10,434             33,572         19,287
   Oil and gas                                                   929             787              2,567          2,282
   Depreciation, depletion and amortization                   18,498           9,605             43,628         31,117
   General and administrative                                 15,833          11,685             40,754         21,832
   Bad debt expense                                            4,865              89              5,720            269
   Debt issuance costs                                         6,268               -              6,268              -
   Interest                                                   21,032           5,105             48,359         12,506
   Corporate restructuring                                     1,500               -              8,199              -
-----------------------------------------------------------------------------------------------------------------------
                                                             153,076         109,495            423,932        274,811
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                           (48,153)          11,229           (59,776)         30,907
Income tax provision                                        (16,102)           4,147           (19,765)         11,542
-----------------------------------------------------------------------------------------------------------------------


NET INCOME/(LOSS)                                         $ (32,051)          $7,082          $(40,011)        $19,365
=======================================================================================================================

EARNINGS/(LOSS) PER SHARE :

  Basic                                                     $ (1.75)           $0.39           $ (2.19)          $1.15
  Diluted                                                   $ (1.75)           $0.35           $ (2.19)          $0.97

=======================================================================================================================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                       18,293          18,295             18,286         16,843
  Diluted                                                     18,293          25,449             18,286         23,725
=======================================================================================================================

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   Key Energy Services, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                            Three Months Ended           Nine Months Ended
                                                                                 March 31,                    March 31,
                                                                            1999          1998          1999          1998
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                     $(32,051)        $7,082     $(40,011)       $19,365
  Adjustments to reconcile income from operations to
    net cash provided (used) by operations:
  Depreciation, depletion and amortization                                 18,498         9,215        43,628        22,101
  Amortization of deferred debt costs                                       1,626             -         3,990             -
  Deferred income taxes                                                  (15,773)         (261)      (19,423)         3,809
  Gain on sale of assets                                                     (34)             -            13             -
  Other non-cash items                                                     11,964             -        18,656             -
  Change in assets and liabilities net of effects
     from the acquisitions:
    (Increase) decrease in accounts receivable                             21,241       (2,062)        17,188       (6,396)
    (Increase) decrease in other current assets                               537       (4,104)         1,731       (4,446)
    Increase (decrease) in accounts payable and accrued expenses            7,079       (7,483)      (37,097)      (17,121)
    Increase (decrease) in accrued interest                                 1,246       (1,989)         1,578         (776)
    Other assets and liabilities                                          (6,466)         1,317       (6,605)       (3,400)
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided (used) by operating activities                          7,867         1,715      (16,352)        13,136
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Oilfield service operations                      (5,090)       (9,965)      (19,617)      (28,927)
  Capital expenditures - Oil and gas well drilling operations               (593)       (1,593)       (2,039)       (4,966)
  Capital expenditures - Oil and gas operations                             (448)       (1,815)       (3,828)       (4,080)
  Capital expenditures - Other                                              (827)             -         (827)             -
  Proceeds from sale of fixed assets                                        5,477             -         5,637             -
  Cash received in acquisitions                                                 -             -        27,252             -
  Acquisitions - Oilfield service operations                                    -      (24,654)     (275,106)     (159,314)
  Acquisitions - Oil and gas well drilling                                      -      (15,216)             -      (37,082)
  Acquisitions - Oil and gas operations                                         -             -             -         (600)
  Acquisitions - Minority interest                                              -             -             -       (3,426)
----------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                   (1,481)      (53,243)     (268,528)     (238,395)
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                              (1,971)         (936)       (6,176)       (3,483)
  Repayment of long-term debt                                           (148,594)             -     (288,594)     (216,337)
  Borrowings under line-of-credit                                          20,000        25,000       458,000       224,000
  Purchase of treasury stock                                                    -             -             -       (9,682)
  Proceeds from long-term debt                                            142,566             -       142,566       208,500
  Proceeds from issuance of stock option warrants                           7,434             -         7,434             -
  Proceeds paid for debt issuance costs                                   (5,681)             -      (25,317)             -
  Proceeds from exercise of warrants                                            -             -             -         4,222
  Proceeds from exercise of stock options                                       -             -             -           942
  Proceeds from other long-term debt                                          130           568           153         2,267
----------------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                13,884        24,632       288,066       210,429
----------------------------------------------------------------------------------------------------------------------------
  Net increase (decrease) in cash                                          20,270      (26,896)         3,186      (14,830)
  Cash at beginning of period                                               8,181        53,770        25,265        41,704
----------------------------------------------------------------------------------------------------------------------------
  Cash at end of period                                                   $28,451       $26,874       $28,451       $26,874
============================================================================================================================

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   Key Energy Services, Inc. and Subsidiaries
            Unaudited Consolidated Statements of Comprehensive Income
                                 (in thousands)


                                                                        Three Months Ended               Nine Months Ended
                                                                             March 31,                       March 31,
                                                                       1999            1998             1999            1998
                                                                   --------------- --------------- ---------------- --------------
Net income/(loss)                                                        $(32,051)          $7,082      $(40,011)       $ 19,365

Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale securities                             -               -          1,200              -
                                                                   --------------- --------------- ---------------- --------------

Comprehensive income/(loss), net of tax                                  $(32,051)         $ 7,082     $ (38,811)       $ 19,365
                                                                   =============== =============== ================ ==============


See the accompanying notes which are an integral part of these unaudited consolidated financial statements.



                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             March 31, 1999 and 1998

       1.  BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company" or "Key") and its wholly-owned subsidiaries for the nine month and three month periods ended March 31, 1999 and 1998 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998. The results of operations for the nine month and three month periods ended March 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 1999.

Accounting  Changes.

Effective July 1, 1998 the Company made certain changes in the estimated useful lives of its workover rigs, increasing the lives from 17 years to 25 years. This change decreased the net loss by $775,000 and $2,325,000 in the three and nine months ended March 31, 1999, respectively ($0.04 and $0.13 per share-basic). Had this change been made effective July 1, 1997, the effect would have increased net income by $306,000 and $1,011,000 in the three and nine months ended March 31, 1998, respectively ($0.02 and $0.06 per share-basic). This change was made to better reflect the expected utilization of these assets over time, to better provide matching of revenues and expenses and to better reflect the industry standard in regards to estimated useful lives of workover rigs.

Comprehensive Income.

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

Reclassifications and Adjustments.

Certain reclassifications have been made to the fiscal year 1998 results to conform to the fiscal year 1999 presentations.

Amounts reported for the nine months ended March 31, 1998 differ from the amounts previously reported on the Company's Quarterly Report on Form 10-Q, for the nine months ended March 31, 1998, due to non-cash adjustments, recorded in the fourth quarter of fiscal 1998, associated with the conversion of the Company's 7% debentures converted in the first quarter of fiscal year 1998. See footnote 4 for further discussion on conversion of the 7% debentures.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        Notes to Unaudited Consolidated Financial Statements - Continued



Restructuring Charge.

In response to the current industry downturn caused by historically low oil and gas prices and the resulting slowdown in business, on December 7, 1998, the Company announced a company-wide restructuring plan to reduce operating costs beyond those achieved through our consolidation efforts. The plan involved a reduction in the size of management and on-site work force, salary reductions averaging 21% for senior management, the combination of previously separate operating divisions and the elimination of redundant overhead and facilities. The restructuring plan resulted in pretax charges to earnings of approximately $6.7 million in the second quarter ending December 31, 1998 and $1.5 million in the third quarter ending March 31, 1999. These charges include severance payments and other termination benefits to terminated employees, lease commitments related to closed facilities and environmental studies performed on closed leased yard locations. The Company expects to complete the plan by June 30, 1999. The major components of the restructuring charge and costs incurred to date are as follows:

                           Restructuring  Costs Incurred          Balance as of
Description (in thousands)     Charge   through March 31, 1999   March 31, 1999
--------------------------------------------------------------------------------
Severance/employee costs       $7,731          $(3,544)              $4,187
Lease commitments                 433                -                  433
Environmental clean-up             35                -                   35
--------------------------------------------------------------------------------
Total                          $8,199          $(3,544)              $4,655
================================================================================

In connection with the Dawson acquisition, we recorded an expense of approximately $6.3 million in the three months ended March 31, 1999 as debt issuance costs and fees related to the syndication of our bridge credit facility (see Note 6).

2. EARNINGS PER SHARE

The following table sets forth the computation of diluted net income per common share:


                                Three Months Ended         Nine Months Ended
                              March 31,    March 31,     March 31,     March 31,
Description (in thousands)      1999         1998          1999          1998
--------------------------------------------------------------------------------
Diluted EPS Computation:
 Numerator-
  Net Income                 $(32,051)      $ 7,082      $(40,011)      $19,365
  Effect of Dilutive
   Securities,Tax Effected:
   Interest on
     Convertible Debt *             -         1,752             -         3,599
--------------------------------------------------------------------------------
                             $(32,051)      $ 8,834      $(40,011)      $22,964
================================================================================

(table continued on next page)

                                Three Months Ended         Nine Months Ended
                              March 31,    March 31,     March 31,     March 31,
(in thousands)                  1999         1998          1999          1998
--------------------------------------------------------------------------------
(continued)
 Diluted EPS Computation:
  Denominator-
   Weighted Average Common
    Shares Outstanding          18,293       18,295       18,286         16,843
    Warrants *                       -           74            -            199
    Stock Options *                  -          997            -          1,357
    7% Convertible Subordinated
      Debentures *                   -          472            -          1,497
    5% Convertible Subordinated
      Notes *                        -        5,610            -          3,829
 ------------------------------------------------------------------------------
                                18,293       25,449       18,286         23,725
 ==============================================================================

Diluted EPS                   $  (1.75)    $   0.35     $  (2.19)       $  0.97

* Net income effect and share effect related to Warrants, Stock Options, 7% Convertible Subordinated Debentures and 5% Convertible Subordinated Notes are omitted in fiscal 1999 as they have an anti-dilutive effect during the three and nine months ended March 31, 1999.

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

As of March 31, 1999, the Company owned a fleet of approximately 1,420 well service rigs, 1,130 oilfield trucks, and 75 drilling rigs, including 21 service rigs, 38 trucks and six drilling rigs in Argentina and three drilling rigs and well servicing equipment in Canada.

Acquisitions Completed During the Nine Months Ended March 31, 1999

The following acquisitions were completed during the nine months ended March 31, 1999. Except as otherwise noted, the results of operations from these acquisitions are included in the Company's results of operations for the applicable nine months ended March 31, 1999 (effective as of the date of completion of the acquisition unless otherwise noted). Each of the acquisitions was accounted for using the purchase method of accounting. The purchase prices specified below are based on cash paid at closing and do not include any post-closing adjustments, if any, paid or to be paid based upon a re-calculation of the working capital of acquired companies as of the closing dates.

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

Dawson Production Services, Inc.

On September 15, 1998, Midland Acquisition Corp. ("Midland"), a New Jersey corporation and a wholly-owned subsidiary of the Company, completed its cash tender offer (the "Tender Offer") for all outstanding shares of common stock, par value $0.01 per share (the "Dawson Shares"), including the associated common stock purchase rights, of Dawson Production Services, Inc. ("Dawson") at a price of $17.50 per share. Midland accepted for payment 10,021,601 Dawson Shares for a total purchase price of approximately $175.4 million. The acceptance of tendered Dawson Shares, together with Dawson Shares previously owned by Midland and the Company prior to the commencement of the Tender Offer resulted in Midland and the Company acquiring approximately 97.0% of the outstanding Dawson Shares. The purchase price for Dawson Shares pursuant to the Tender Offer was determined through arms-length negotiations between the parties and was based on a variety of factors, including, without limitation, the anticipated earnings and cash flows of Dawson.

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

Pro Forma Results of Operations - (unaudited)

The following unaudited pro forma results of operations have been prepared as though Dawson had been acquired on July 1, 1997 with adjustments to record specifically identifiable decreases in direct costs and general and administrative expenses related to the termination of individual employees. Dawson is included in financial results for all of the three months ended March 31, 1999.

                                  Three months ended        Nine months ended
                                       March 31,                 March 31,
(Thousands, except per share data)1999           1998       1999         1998
--------------------------------------------------------------------------------
Revenues                        $104,923     $176,887    $400,511      $477,226
Net income/(loss)                (32,051)       4,156     (62,848)       10,874

Basic earnings/(loss) per share $  (1.75)    $   0.23    $  (3.44)     $   0.65

4.  STOCKHOLDERS' EQUITY

On May 7, 1999, the Company closed the public offering of 55,300,000 shares of common stock (300,000 shares of which were sold pursuant to the underwriters' over-allotment option discussed below) at $3.00 per share, or $166 million (the "Public Offering"). In addition, the Company closed the offering of 3,508,772 shares of common stock at $2.85 per share, or $10 million (the "Concurrent Offering" and together with the Public Offering, the "Equity Offering"). Net proceeds from the Equity Offering were approximately $165.8 million, $125.0 million of which was used to partially repay the PNC bank term loans, (approximately $104.5 million for the Tranche A Term Loan and approximately $21.5 million for the Tranche B Term Loan). After repayments, the outstanding balances were approximately $45.5 million for the Tranche A Term Loan and approximately $179.5 million for the Tranche B Term Loan with approximately $40.8 million remaining for working capital. In addition, the Company granted the underwriters of the Public Offering an option to purchase an additional 6.3 million shares to cover over-allotments, 300,000 shares of which were purchased at the initial closing of the Public Offering, with the remaining portion of the option (6.0 million shares) being unexercised as of the date hereof. Total shares outstanding following the Equity Offering will be approximately 77.3 million shares (83.3 million shares if the over-allotment option is exercised in full), an increase of approximately 317% (350% assuming full exercise of the over-allotment option) over the previously outstanding amount of approximately
18.5 million as of April 30, 1999.

5. LONG-TERM DEBT

At March 31, 1999, major components of the Company's long-term debt were as follows:

(i) PNC Credit Facility

In connection with the acquisition of Dawson, the total consideration paid for the Dawson Shares pursuant to the Tender Offer and the First Merger was approximately $181.7 million. The Company's source of funds to pay such amount, certain outstanding debt of Dawson and the Company and related fees and expenses was (i) a bridge loan agreement in the amount of $150,000,000, dated as of September 14, 1998, among the Company, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent, and the other lenders party thereto (the "Bridge Loan Agreement") which was subsequently repaid with proceeds from the 14% Senior Subordinated Notes - see below and, (ii) a $550,000,000 Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, among the Company, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, PNC Capital Markets, Inc., as Arranger, and the other lenders named from time to time parties thereto (the "Second Amended and Restated Credit Agreement").

 Between November 1998 and May 1999, the Second Amended and Restated Credit Agreement was amended to (i) reduce the maximum amount of credit available thereunder to $500 million, (ii) to change the interest rates payable thereunder, (iii) to ease required financial covenant levels, (iv) to add a requirement that the Company achieve certain minimum levels of trailing 12-month EBITDA, (v) to tighten restrictions on acquisitions, (vi) to modify the amount to be prepaid if the Company issues additional capital stock or if the Company has excess cash flow (as defined) or if the Company sells certain specific assets, (vii) to delete certain of the financial covenants and add others and, (viii) to provide minimum levels of consolidated liquidity (as defined). Following the amendments, the credit facility provided for $150 million in revolving loans, $150 million in five-year Tranche A term loans and $200 million in Tranche B term loans maturing sixty-nine months after the date the loans were made. In addition, up to $20 million of letters of credit can be issued, but any outstanding letters of credit will reduce the $150 million revolving credit facility. The commitment to make revolving loans will be reduced to $125 million and $100 million, respectively, on September 14, 2001 and September 14, 2002. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date.

 Loans under the Second Amended and Restated Credit Agreement, as amended must be prepaid from (i) 100% of the net cash proceeds of up to $75 million in issuance's of our equity and 55% of issuance's of the Company's equity above $75 million up to $165.75 million and 25% of issuances of our equity above $165.75 million and (ii) unless required percentages of the lenders otherwise agree, 75% of the Company's excess cash for each fiscal year until the Company's debt-to capitalization ratio (as defined) is less than 60% and 50% of the Company's excess cash flow for each fiscal year thereafter.

 The revolving loans and the Tranche A term loan will bear interest at rates based upon either the floating prime rate plus a margin ranging from 0.75% and 2.00% or a eurodollar rate plus between 2.25% and 3.50%, in each case depending upon the ratio of the Company's total debt (less cash over $5 million) to the Company's trailing 12-month EBITDA. The Tranche B Term Loan will bear interest at either the prime rate plus 2.50% or a Eurodollar rate plus 4.00%. The Company pays commitment fees on the unused portion of the revolving loan at a varying rate (depending upon the pricing ratio) of between 0.25% and 0.50%.

 All obligations under the credit facility are guaranteed by most of the Company's subsidiaries and are secured by substantially all the Company's assets, including the Company's accounts receivable, inventory and equipment.

 The Second Amended and Restated Credit Agreement, as amended and as affected by the completion of the Equity Offering, contain financial covenants as follows:
 (i) consolidated debt-to-capitalization ratio at generally decreasing levels varying between 79% and 65%, (ii) consolidated interest coverage ratio at generally increasing levels varying between 2.00 : 1.00 and 3.50 : 1.00, (iii) consolidated senior leverage ratio at generally decreasing levels varying between 2.50 : 1.00 and 2.00 : 1.00, and (iv) consolidated EBITDA at generally decreasing varying amounts between $50 million and $150 million. In addition, the Company must maintain a consolidated fixed charge coverage ratio at generally decreasing levels between 1.25 : 1.00 and 1.00 : 1.00. The covenants for consolidating senior leverage ratio and consolidated interest coverage ratio are not imposed for the next seven quarters (June 1999 through December
 2000)and the covenant levels for consolidated debt-to-capitalization and consolidated EBITDA will remain fixed at 79% and $50 million, respectivily, for the same period. The Company also is required to maintain a consolidated liquidity level of at least $30 million.

 The Second Amended and Restated Credit Agreement subjects the Company to other restrictions, including restrictions upon the Company's ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to sell assets, to make dividends, purchases of our stock or subordinated debt, to make capital expenditures in excess of levels ranging from $30 million in fiscal 1999 to $65 million in fiscal 2004, or to make investments, loans and advances or changes to debt instruments and organizational documents. The Company will not be permitted to make acquisitions unless (i) its consolidated debt to capitalization ratio is not more than 60% or (ii) its consolidated debt to capitalization ratio is not increased and the acquisition is funded solely with capital stock. The Company must also maintain consolidated net worth of (i) at least, $195 million plus
 (ii) 75% of consolidated net income for each fiscal quarter beginning with the period ending December 31, 1998, 75% of the net cash proceeds from issuance of capital stock after the credit facility closing date and 75% of the increase in consolidated net worth resulting from the conversion of the 5% convertible subordinated notes or other convertible debt issued after the credit facility closing date.

 The Second Amended and Restated Credit Agreement contains events of default, that are customary in senior credit facilities, including without limitation, non payment of principal, interest or fees; violation of covenants; inaccuracy of representations and warranties in any material respect; cross default to certain other indebtedness and agreements; bankruptcy and insolvency events; material judgments and liabilities; and change of control.

 At March 31, 1999,  $480,000,000 in principal  amount  ($150,000,000  under the
 Tranche A Term Loan and $200,000,000 under the Tranche B Term Loan and $130,000,000 under the revolver) was outstanding under the Second Amended and Restated Credit Agreement. In addition, at March 31, 1999, there was $20,000,000 available in revolving commitments under the Second Amended and Restated Credit Agreement, including amounts reserved in connection with outstanding letters of credit.

 As further described in Note 4, as the result of the Equity Offering, the Company repaid approximately $104.5 million of the Tranche A Term Loan and $20.5 million of the Tranche B Term Loan leaving principal balances of approximately $45.5 million and $179.5 million, respectively.

 The Tranche A Term Loan matures in sixteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 4% for installments 1 - 4, 6% for installments 5 - 8, 7% for installments 9 - 12 and 8% for installments 13 - 16. The Tranche B Term Loan matures in nineteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 0.25% for installments 1 - 16, 24% for installments 17 - 18 and 48% for the final installment.

 In connection with the Second Amended and Restated Credit Agreement referred to above, the Company capitalized various fees and associated expenses of approximately $13,136,000.

 Additionally, the Company had outstanding letters of credit of $10,832,000 and $2,612,000 as of March 31, 1999 and June 30, 1998, respectively, related to its workman's compensation insurance. The Company is contractually restricted from paying dividends under the terms of the Second Amended and Restated Credit Agreement.

(ii)  Dawson Senior Notes


 As the result of the Dawson acquisition (see Note 3), the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. Most of the Company's subsidiaries guaranteed those obligations and the senior notes ("Dawson Senior Notes") issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Second Amended and Restated Credit Agreement. On November 17, 1998 the Company completed a cash tender offer to purchase outstanding notes at 101% of the aggregate principal amount of the notes, using borrowings under the Second Amended and Restated Credit Agreement. Under the tender offer, $138,594,000 in principal amount of the Dawson Senior Notes was redeemed and a premium of $1,386,000 was paid. In addition, accrued interest of $4,078,000 was paid at redemption.

 At March 31, 1999, $1,406,000 principal amount of the Dawson Senior Notes remained outstanding. Interest on the Dawson Senior Notes is payable on February 1 and August 1 of each year.

 (iii) 14% Senior Subordinated Notes


 On January 22, 1999 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the placement were used to repay substantially all of the remaining $148.6 million principal amount (plus accrued interest) owed under the company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. in September 1998.

 The Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year, beginning July 15, 1999. On and after January 15, 2004, the Company may redeem some or all of the Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the proceeds of certain offerings of equity at 114% of par, plus accrued interest.

 The Unit Warrants are generally not separable from the Senior Subordinated Notes until July 15, 1999 and are not exercisable until January 25, 2000. On the date of issuance, the value of the warrants was estimated at $7.4 million. The Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009.

 In the event of a change in control of the Company, as defined in the indenture under which the Senior Subordinated Notes were issued, each holder of Senior Subordinated Notes will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's Senior Subordinated Notes, within 60 days of such event, at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

 In  connection  with  the  Units  Offering   referred  to  above,  the  Company
 capitalized various fees and associated expenses of approximately $6,850,000.

(iv)  5% Convertible Subordinated Notes

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

 Proceeds from the placement of the Notes were used to repay then outstanding balances under the Company's credit facilities. At March 31, 1999, $216,000,000 principal amount of the Notes remain outstanding. Interest on the Notes is payable on March 15 and September 15. Interest of approximately $5.4 million was paid on March 15, 1999.

(v)  7% Convertible Subordinated Debentures


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

 As of March 31, 1999, $47,400,000 in principal amount of the Debentures had been converted into 4,861,538 shares of common stock at the option of the holders. An additional 165,423 shares of common stock were issued representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999 and an additional 35,408 shares of common stock were issued as an inducement to convert. The additional 165,423 shares of common stock, representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999, are included in equity. The fair value of the additional 35,408 shares of common stock issued as inducement to convert was $710,186 and is recorded as interest expense in the unaudited consolidated statement of operations for the six months ended December 31, 1997. In addition, the proportional amount of unamortized debt issuance costs associated with the converted Debentures was charged to additional paid-in capital at the time of conversion.

 At March 31, 1999, $4,600,000 principal amount of the Debentures remained outstanding. Interest on the Debentures is payable on January 1 and July 1 of each year. Interest of approximately $172,500 was paid on January 1, 1999.

(vi)  Other Notes Payable

 At March 31, 1999, other notes payable consisted primarily of capital leases for automotive equipment and equipment leases with varying interest rates and principal and interest payments.

6.   DEBT ISSUANCE COSTS

 During the quarter ended March 31, 1999, the Company recorded an expense item of $6,268,000 which represented the write-off of debt issuance costs. The debt issuance costs were associated with the Company's bridge loan which was subsequently paid primarily with the proceeds from the Company's private placement of 14% Senior Subordinated Notes (see Note 5).

7.   RECENTLY ISSUED ACCOUNTING STANDARDS

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

8.   COMMITMENTS AND CONTINGENCIES

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

     Current and Subsequent Events

     During the nine months ended March 31, 1999, the Company completed the acquisition of the following well servicing, trucking, drilling and ancillary equipment companies and businesses:

                  Colorado Well Service, Inc.
                  Oilfield service assets of TransTexas Gas Corporation
                  Dawson Production Services, Inc.
                  Well servicing assets of Flint Engineering & Construction Co. Iceberg, S.A.
                  HSI Group
                  Corrunna Drilling, Ltd.

     These acquisitions (which are more fully described in Note 3 to the unaudited consolidated financial statements) involve approximately 620 well service rigs (including four well service rigs in Argentina), 385 trucks and four drilling rigs. The total purchase price of these acquisitions was approximately $415.4 million including debt, net of cash assumed.

     As of May 12, 1999, the Company owned a fleet of approximately 1,420 well service rigs, 1,130 oilfield trucks, and 75 drilling rigs, including 21 service rigs, 38 trucks and six drilling rigs in Argentina and three drilling rigs and well serving equipment in Canada. Management believes that the Company's well servicing rig and oilfield truck fleets are the largest onshore fleets in the world. The Company operates in all major onshore oil and gas producing regions of the continental United States and provides a full range of drilling, completion, maintenance, workover and plugging and abandonment services for the oil and gas industry.

     Impact of Lower Crude Oil Prices

     As the result of the prolonged period of historically low oil prices, the Company's drilling, completion and workover activity has been adversely affected. Equipment utilization for drilling, completion and workover activity has continued to decline markedly throughout the last three months of fiscal 1998 and the first nine months of fiscal 1999. The demand for these services, which generate higher margins than maintenance services, will continue to be adversely affected until oil prices stabilized and/or substantially increase from their currently depressed levels.

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

     Over the past three years, the Company has been the leading consolidator of the well servicing industry, completing in excess of 50 acquisitions of well servicing and drilling operations through March 31, 1999. This consolidation has led to reduced fragmentation in the market and a more predictable demand for well services for the Company and its competitors. The Company's management structure is decentralized, which allows for rapid integration of acquisitions and the retention of strong local identities of many of the acquired businesses.

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

     If the current decline in the oil prices persists for a protracted period or if the current apparent recovery in such prices remains uncertain, the Company may curtail or halt its growth strategy until such time as prices reach more favorable ranges.

     RESULTS OF OPERATIONS

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the unaudited consolidated financial statements and related notes thereto appearing elsewhere in this report.

     QUARTER ENDED MARCH 31, 1999 VERSUS THE QUARTER ENDED MARCH 31, 1998

     Net Income

     For the quarter ended March 31, 1999, the Company reported a net loss of $32,051,000 $(1.75) per share - basic as compared to net income of $7,082,000 $.39 per share - basic for the quarter ended March 31, 1998, representing a decrease of $39,133,000. One factor causing this decline is the Company's restructuring charge recorded in the quarter ended March 31, 1999 of $975,000 (tax effected) or $(.05) per share - basic, debt issuance costs written off of $4,074,000 (tax effected) or $(.22) per share - basic, and an increase in bad debt expense of $3,162,000 (tax effected) or $(.17) per share - basic. These charges coupled with the Company's decrease in service and drilling rig utilization rates has caused the decline in net income.

     Revenues

     The Company's total revenues for the quarter ended March 31, 1999 decreased by $15,801,000 or 13%, to $104,923,000 compared to $120,724,000 reported for the quarter ended March 31, 1998. The decrease is primarily attributable to Company's decrease in service and drilling rig utilization rates offset by the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months.

     Oilfield service revenues for the quarter ended March 31, 1999 decreased by $7,679,000 or 7%, to $96,335,000 compared to $104,014,000 reported for the quarter ended March 31, 1998. he decrease is primarily attributable to Company's decrease in service and drilling rig utilization rates offset by the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months.

     Drilling revenues for the quarter ended March 31, 1999 decreased by $6,565,000, or 47%, to $7,513,000 compared to $14,078,000 reported for the quarter ended March 31, 1998. he decrease is primarily attributable to Company's decrease in service and drilling rig utilization rates offset by the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months.

     Costs and Expenses and Operating Margins

     The Company's total costs and expenses for the quarter ended March 31, 1999 increased by $43,581,000 or 40%, to $153,076,000 compared to $109,495,000 reported for the quarter ended March 31, 1998. The increase is directly attributable to increased operating costs and expenses associated with the Company's acquisitions over the past twelve months.

     Oilfield service expenses for the quarter ended March 31, 1999 increased by $4,376,000 or 6%, to $76,598,000 compared to $72,222,000 reported for the quarter ended March 31, 1998. Oilfield service margins (revenues less direct costs and expenses) decreased for the quarter ended March 31, 1999 by $12,055,000 or 38%, to $19,737,000 compared to $31,792,000 for the quarter ended March 31, 1998. Oilfield service margins, as a percentage of oilfield service revenue, for the quarters ended March 31, 1999 and 1998 were 20% and 31%, respectively.

     The Company's contract oilfield drilling costs and expenses for the quarter ended March 31, 1999 decreased by $2,881,000, or 28%, to $7,553,000 compared to $10,434,000 for the quarter ended March 31, 1998. Oilfield drilling margins for the Company's drilling operations during the quarter ended March 31, 1999 decreased by $3,684,000, or 101%, to a loss of $40,000 compared to $3,644,000 for the quarter ended March 31, 1998. Decreases in oilfield margins are attributable to the decreases in onshore drilling due to the lower crude oil and natural gas prices.

     General and administrative expenses for the quarter ended March 31, 1999 increased by $4,148,000 or 35%, to $15,833,000 compared to $11,685,000 for the quarter ended March 31, 1998. The increase was primarily attributable to the Company's recent acquisitions. However, as the result of the Company's previously announced restructuring plans, general and administrative expenses are expected to decrease as a percent of revenues in future quarters.

     Depreciation, depletion and amortization expense for the quarter ended March 31, 1999 increased by $9,283,000, or 101%, to $18,498,000 compared to
     $9,215,000 for the quarter ended March 31, 1998. The increase is directly related to the increase in property and equipment and intangible assets of the Company over the past twelve months as a result of its acquisitions.

     Interest expense for the quarter ended March 31, 1999 increased by $15,969,000, or 315%, to $21,032,000 compared to $5,063,000 for the quarter ended March 31, 1998. The increase was primarily the result of increased indebtedness used to finance the Company's acquisition program.

     Debt issuance costs of $6,268,000 for the quarter ended March 31, 1999 compare with none in the quarter ended March 31, 1998. The debt issuance costs were associated with the Company's bridge loan which was subsequently paid primarily with the proceeds from the Company's private placement of 14% Senior Subordinated Notes (see Note 5).

     Bad debt expense for the quarter ended March 31, 1999 increased by $4,775,000 to $4,865,000 compared to $90,000 for the quarter ended March 31, 1998. The increase was primarily the result of an increase in the reserve for doubtful trade accounts for TransTexas Gas Corporation, a company that has recently filed for reorganization under federal bankruptcy laws.

     Income tax provision for the quarter ended March 31, 1999 decreased by $20,249,000, or 488%, to ($16,102,000) compared to $4,147,000 for the quarter ended March 31, 1998. The effective tax rate for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998 has decreased due to the loss generated in the quarter ended March 31, 1999. The Company does not expect to have to pay any income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carry-forwards.

     Cash Flows

     Net cash provided by operating activities for the quarter ended March 31, 1999 increased by $6,152,000 or 359%, to $7,867,000 compared to $1,715,000 provided for the quarter ended March 31, 1998. The increase is primarily attributable to a decrease in accounts receivable which was partially offset by a decrease in the Company's service and drilling operating margin, and service and drilling utilization rates.

     Net cash used in investing activities for the quarter ended March 31, 1999 decreased by $51,762,000 or 97%, to $1,481,000 compared to $53,243,000 used for the quarter ended March 31, 1998. This decrease is primarily related to the decline in acquisitions the Company has made in this quarter as compared to the past twelve months.

     Net cash provided by financing activities for the quarter ended March 31, 1999 decreased by $10,748,000 or 44%, to $13,884,000 compared to
     $24,632,000 provided during the quarter ended March 31, 1998. The decrease is primarily the result of decreased borrowings of long-term debt, due to the decline in acquisitions the Company has made in this quarter as compared to the past twelve months.

    NINE MONTHS ENDED MARCH 31, 1999 VERSUS THE NINE MONTHS ENDED MARCH 31, 1998

     Net Income

     For the nine months ended March 31, 1999, the Company reported a net loss of $40,011,000 or $(2.19) per share - basic as compared to net income of $19,365,000 $1.15 per share - basic for the nine months ended March 31, 1998. This represented a decrease of $59,376,000, or 307% (290% decrease in basic earnings per share). One factor causing this decline are the Company's restructuring charges recorded in the quarter ended December 31, 1998 and March 31, 1999 which totaled $5,329,000 (tax effected) or $(.29) per share - basic, debt issuance costs written off of $4,074,000 (tax effected) or $(.22) per share - basic, and bad debt expense for the nine months ended March 31, 1999 of $3,718,000 (tax effected) or $(.20) per share - basic. These charges coupled with the Company's decrease in service and drilling rig utilization rates has caused the decline in net income.

     Revenues

     The Company's total revenues for the nine months ended March 31, 1999 increased by $58,438,000 or 19%, to $364,156,000 compared to $305,718,000 reported for the nine months ended March 31, 1998. The increase is primarily attributable to the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months, offset by the Company's decrease in service and drilling rig utilization rates.

     Oilfield service revenues for the nine months ended March 31, 1999 increased by $47,769,000 or 18%, to $319,274,000 compared to $271,505,000 reported for the nine months ended March 31, 1998. The increase is primarily attributable to the Company's acquisitions of oilfield service companies over the past twelve months, offset by the Company's decrease in oilfield service rig utilization rates.

     Drilling revenues for the nine months ended March 31, 1999 increased by $14,073,000, or 55%, to $39,663,000 compared to $25,590,000 reported for
     the  nine  months  ended  March  31,   1998.   The  increase  is  primarily
     attributable to the Company's drilling rig acquisitions over the past twelve months, offset by the Company's decrease in drilling rig utilization rates.

     Costs and Expenses and Operating Margins

     The Company's total costs and expenses for the nine months ended March 31, 1999 increased by $142,853,000 or 52%, to $417,664,000 compared to
     $274,811,000 reported for the nine months ended March 31, 1998. The increase is directly attributable to increased operating costs and expenses associated with the Company's acquisitions over the past twelve months.

     Oilfield service expenses for the nine months ended March 31, 1999 increased by $46,051,000, or 24%, to $234,865,000 compared to $188,814,000 reported for the nine months ended March 31, 1998. Oilfield service margins (revenues less direct costs and expenses) increased for the nine months ended March 31, 1999 by $1,718,000 or 2%, to $84,409,000 compared to
     $82,691,000 for the nine months ended March 31, 1998. Oilfield service margins as a percentage of oilfield service revenue for the nine months ended March 31, 1999 and 1998 was 26% and 30%, respectively.

     Drilling costs and expenses for the nine months ended March 31, 1999 increased by $14,285,000 or 74%, to $33,572,000 compared to $19,287,000 for the nine months ended March 31, 1998. Drilling margins during the nine months ended March 31, 1999 decreased by $212,000, or 3%, to $6,091,000 compared to $6,303,000 for the nine months ended March 31, 1998. Oilfield drilling margin as a percentage of oilfield drilling revenue for the nine months ended March 31, 1999 and 1998 was 15% and 25%, respectively. Decreases in oilfield margins are attributable to the decreases in onshore drilling due to the lower crude oil and natural gas prices.

     There was no significant change in oil and gas production costs and expenses for nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998.

     General and administrative expenses for the nine months ended March 31, 1999 increased by $18,922,000, or 87%, to $40,754,000 compared to
     $21,832,000 for nine months ended March 31, 1998. The increase was primarily attributable to the Company's recent acquisitions.

     Depreciation, depletion and amortization expense for the nine months ended March 31, 1999 increased by $13,681,000, or 46%, to $43,628,000 compared to
     $29,947,000 for nine months ended March 31, 1998. The increase is directly related to the increase in property and equipment and long-term debt issuance costs incurred by the Company over the past eighteen months in conjunction with its acquisitions.

     Interest expense for the nine months ended March 31, 1999 increased by $35,979,000, or 291%, to $48,359,000 compared to $12,380,000 for the nine months ended March 31, 1998. The increase was primarily the result of increased indebtedness as a result of the Company's acquisitions.

     Bad debt expense for the nine months ended March 31, 1999 increased by $5,451,000 to $5,720,000 compared to $269,000 for the nine months ended March 31, 1998. The increase was primarily the result of an increase in the reserve for doubtful trade accounts for TransTexas Gas Corporation, a company that has recently filed for reorganization under federal bankruptcy laws.

     Income tax expense for the nine months ended March 31, 1999 decreased by $31,307,000, or 271%, to ($19,765,000) compared to $11,542,000 for the nine months ended March 31, 1998. The effective tax rate for the nine months ended March 31, 1999 as compared to the nine months ended March 31, 1998 has decreased due to the loss generated in the nine months ended March 31, 1999. The Company does not expect to have to pay any income tax provision because of the availability of accelerated tax depreciation, drilling tax credits, and tax loss carry-forwards.

     Cash Flows

     Net cash provided (used) by operating activities for the nine months ended December 31, 1998 decreased by $29,488,000 or 224%, to $(16,352,000)
     compared to $13,136,000 for the nine months ended March 31, 1998. The decrease is primarily attributable to a decreased service and drilling operating margin, and service and drilling utilization rates.

     Net cash used in investing activities for the nine months ended March 31, 1999 increased by $30,133,000, or 13%, to $268,528,000 compared to
     $238,395,000 for the nine months ended March 31, 1998. This increase is primarily related to the Company's recent acquisitions.

     Net cash provided by financing activities for the nine months ended March 31, 1999 increased by $77,637,000, or 37%, to $288,066,000 compared to
     $210,429,000 during the nine months ended March 31, 1998. The increase is primarily the result of the proceeds from long-term debt (see Note 3 to consolidated financial statements), partially offset by the repayment of debt.

     LIQUIDITY, CAPITAL COMMITMENTS AND CAPITAL RESOURCES

     At March 31, 1999, the Company had cash of $28.4 million compared to $25.3 million at June 30, 1998 and $26.9 million at March 31, 1998. At March 31, 1999, the Company had working capital of $64.7 million compared to $79.5 million at June 30, 1998 and $86.8 million at March 31, 1998.

     For fiscal 1999, the Company has projected approximately $26 million of capital expenditures for improvements of existing service and drilling rig machinery and equipment, a decrease of approximately $23.7 million from the $49.7 million expended during fiscal 1998. The Company expects to finance these capital expenditures through internally generated operating cash flows. Capital expenditures for service and drilling rig improvements for the nine months ended March 31, 1999 and 1998 were $21.2 million and $33.9 million, respectively.

     The Company has projected approximately $4.0 million of capital expenditures for oil and gas exploration for fiscal 1999 as compared to $7.8 million expended for fiscal 1998. Financing of these costs is expected to come from operations and available credit facilities. For the nine months ended March 31, 1999 and 1998, the Company expended $3.8 million and $4.1 million, respectively.

     The Company's primary capital resources are net cash provided by operations and proceeds from certain long-term debt facilities. However, On May 7, 1999, the Company closed the public offering of 55,300,000 shares of common stock at $3.00 per share, or $166 million. In addition, the Company closed the offering of 3,508,772 shares of common stock at $2.85 per share, or $10 million. Net proceeds from the Equity Offering were approximately $165.0 million, $125.0 million of which was used to partially repay the PNC bank term loans (see Note 5). The remaining $40 million will be used to provide additional cash.

     As a result of the public offering described above, the Company, at May 12, 1999 had approximately $70 million in cash and available credit.


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

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.

     None.

     Item 2.  Changes in Securities and Use of Proceeds.

(C) The Company sold the following unregistered securities during the quarter ended March 31, 1999:

(i) Securities Sold. On January 22, 1999, the Company sold 150,000 units (the "Units") consisting of $150,000,000 14% Senior Subordinated Notes due 2009 (the "Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock (the "Warrants").

(ii) Underwriters and Other Purchasers. The initial purchasers of the Units were: Lehman Brothers Inc., Bear Stearns & Co. Inc., First Albany Corporation and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated.

(iii)Consideration. The aggregate offering price of the units was $150,000,000. Net proceeds to the Company less fees and expenses (including underwriter fees and commissions) was approximately $144.3 million.

(iv) Exemption from  Registration  Claimed.  The Company relied on the exemption
     from   Registration   under  the  Securities  Act  provided  in  Rule  144A
     promulgated thereunder.

(v) Terms of Conversion or Exercise. The units consist of 150,000 warrants, which entitle the holder of each warrant to purchase 13.5504 of shares of common stock of the Company at an exercise price of $4.88125 per share (subject to adjustment in certain special circumstances). The warrants will be exercisable on and after January 25, 2000.

     The Indenture pursuant to which the Notes were issued (filed as Exhibit 99(d) to the Company's Form 8-K filed on February 3, 1999) contains certain financial covenants and prohibitions on the payment of dividends. Item 3.

     Defaults Upon Senior Securities.

     None.

     Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

10(a)Purchase Agreement dated January 19, 1999 by and among the Registrant, certain of its subsidiaries, Lehman Brothers, Inc., Bear, Stearns & Co. Inc., First Albany Corporation, Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. (filed as Exhibit 99(a) to the Company's Form 8-K filed on February 3, 1999, File No. 001-08038)

10(b)Warrant Agreement dated as of January 22, 1999 between the Registrant and The Bank of New York, a New York banking corporation as warrant agent. (filed as Exhibit 99(b) to the Company's Form 8-K filed on February 3, 1999, File No. 001-08038)

10(c)Indenture dated as of January 22, 1999 between the Registrant and The Bank of New York as trustee. (filed as Exhibit 99(c) to the Company's Form 8-K filed on February 3, 1999, File No. 001-08038)

10(d)Registration  Rights  Agreement  (relating to the Notes) dated  January 22,
     1999 by and among the Registrant, certain of its subsidiaries, and Lehman Brothers, Inc., Bear, Stearns & Co. Inc., F.A.C./Equities, a division of First Albany Corporation and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. (filed as Exhibit 99(d) to the Company's Form 8-K filed on February 3, 1999, File No. 001-08038)

10(e)Warrant Registration Rights Agreement dated January 22, 1999, by and among the Registrant and Lehman Brothers Inc., Bear, Stearns & Co. Inc., F.A.C./Equities, a division of First Albany Corporation, and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. (filed as Exhibit 99(e) to the Company's Form 8-K filed on February 3, 1999, File No. 001-08038)

10(f)* Employment Agreement between the Company and William C. McCurdy dated as of January 4, 1999.

10(g)* Employment Agreement between the Company and Michael R. Furrow dated as of January 4, 1999.

27(a) * Statement - Financial Data Schedule

(b) The following current reports on Form 8-K were filed during the quarter ended March 31, 1999:

(i) a Form 8-K was filed on February 3, 1999 to report, among other things, that the Company completed a private offering of 150,000 units, consisting of $150,000,000 of its 14% Senior Subordinated Notes due 2009 and 150,000 warrants to purchase 2,032,565 shares of common stock at an exercise price of $4.88125; and

(ii) an Amendment to a Form 8-K (filed on September 15, 1998) was filed on March 31, 1999 to report certain pro forma financial information for the Company.

     * - filed as exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              KEY ENERGY SERVICES, INC.
                                                      (Registrant)



                                         By /s/ Francis D. John
       Dated: May 17, 1999               President and Chief Executive Officer

                                         By /s/ Stephen E. McGregor
       Dated: May 17, 1999               Executive Vice President, Chief
                                         Financial Officer and Treasurer
                                         (Principal Financial Officer)

                                          By /s/ Danny R. Evatt
       Dated: May 17, 1999                Vice President of Financial
                                          Operations
                                          (Principal Accounting Officer)