Form 10-Q/A
period 1999-03-31
KEY ENERGY SERVICES INC
filed 1999-06-07
CIK 318996

       [AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON 06-04-99]

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


                         Commission file number 1-8038


                           KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

          Maryland                                           04-2648081
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


Two Tower Center, 20th Floor, East Brunswick, NJ                 08816
------------------------------------------------               ----------
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
                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                         March 31,       June 30,
                                                                                           1999            1998
                                                                                        (Unaudited)
                                                                                        -----------      ---------
ASSETS
  Current Assets:
    Cash                                                                               $    28,451    $    25,265
    Accounts receivable, net of allowance for doubtful accounts
       ($7,705 and $2,843 at March 31, 1999 and June 30, 1998, respectively)                88,444         82,406
    Inventories                                                                             11,529         13,315
    Deferred tax asset                                                                       1,203          1,203
    Prepaid income taxes                                                                       537            537
    Prepaid expenses and other current assets                                                6,355          4,831
                                                                                       -----------    -----------
  Total Current Assets                                                                     136,519        127,557
                                                                                       -----------    -----------
  Property and Equipment:
   Oilfield service equipment                                                              619,790        400,731
   Oil and gas well drilling equipment                                                      84,805         61,629
   Motor vehicles                                                                           71,281         19,748
   Oil and gas properties and other related equipment, successful efforts method            43,690         42,638
   Furniture and equipment                                                                   6,918          5,333
   Buildings and land                                                                       38,834         17,458
                                                                                       -----------    -----------
                                                                                           865,318        547,537
Accumulated depreciation and depletion                                                     (87,628)       (48,385)
                                                                                       -----------    -----------
Net Property and Equipment                                                                 777,690        499,152
                                                                                       -----------    -----------
   Goodwill, net of accumulated amortization ($11,417 and $2,264 at
         March 31, 1999 and June 30, 1998, respectively)                                   205,849         44,936
    Other assets                                                                            41,990         26,995
                                                                                       -----------    -----------
    Total Assets                                                                       $ 1,162,048    $   698,640
                                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Accounts payable                                                                   $    18,661    $    20,124
    Other accrued liabilities                                                               35,093         22,239
    Accrued interest                                                                         5,396          3,818
    Current portion of long-term debt                                                       10,622          1,848
                                                                                       -----------    -----------
  Total Current Liabilities                                                                 69,772         48,029
                                                                                       -----------    -----------
 Long-term debt, less current portion                                                      857,099        397,931
  Non-current accrued expenses                                                               4,101          4,812
  Deferred tax liability                                                                   111,071         92,940

  Stockholders' equity:
    Common stock, $.10 par value; 100,000,000 shares authorized, 18,709,735
      and 18,684,479 shares issued at March 31, 1999 and June 30, 1998, respectively         1,870          1,868
    Additional paid-in capital                                                             126,735        119,303
    Treasury stock, at cost; 416,666 shares at March 31, 1999 and
        June 30, 1998                                                                       (9,682)        (9,682)
    Unrealized gain on available-for-sale securities                                            --          2,346
    Retained earnings                                                                        1,082         41,093
                                                                                       -----------    -----------
  Total Stockholders' Equity                                                               120,005        154,928
                                                                                       -----------    -----------
  Total Liabilities and Stockholders' Equity                                           $ 1,162,048    $   698,640
                                                                                       ===========    ===========

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Three Months Ended        Nine Months Ended
                                                         March 31,                 March 31,
                                                     1999         1998        1999         1998
                                                  ---------    ---------   ---------    ---------
REVENUES:
   Oilfield services                              $  96,335    $ 104,014   $ 319,274    $ 271,505
   Oil and gas well drilling                          7,513       14,078      39,663       25,590
   Oil and gas                                        1,195        1,730       4,802        5,422
   Other, net                                          (120)         902         417        3,201
                                                  ---------    ---------   ---------    ---------
                                                    104,923      120,724     364,156      305,718
                                                  ---------    ---------   ---------    ---------
COSTS AND EXPENSES:
   Oilfield services                                 76,598       71,790     234,865      187,518
   Oil and gas well drilling                          7,553       10,434      33,572       19,287
   Oil and gas                                          929          787       2,567        2,282
   Depreciation, depletion and amortization          18,498        9,605      43,628       31,117
   General and administrative                        15,833       11,685      40,754       21,832
   Bad debt expense                                   4,865           89       5,720          269
   Debt issuance costs                                6,268           --       6,268           --
   Interest                                          21,032        5,105      48,359       12,506
   Corporate restructuring                            1,500           --       8,199           --
                                                  ---------    ---------   ---------    ---------
                                                    153,076      109,495     423,932      274,811
                                                  ---------    ---------   ---------    ---------

Income (loss) before income taxes                   (48,153)      11,229     (59,776)      30,907
Income tax provision                                (16,102)       4,147     (19,765)      11,542
                                                  ---------    ---------   ---------    ---------

NET INCOME/(LOSS)                                 $ (32,051)   $   7,082   $ (40,011)   $  19,365
                                                  =========    =========   =========    =========

EARNINGS/(LOSS) PER SHARE :

  Basic                                           $   (1.75)   $    0.39   $   (2.19)   $    1.15
  Diluted                                         $   (1.75)   $    0.35   $   (2.19)   $    0.97
                                                  =========    =========   =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                              18,293       18,295      18,286       16,843
  Diluted                                            18,293       25,449      18,286       23,725
                                                  =========    =========   =========    =========

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                      Three Months Ended       Nine Months Ended
                                                                           March 31,               March 31,
                                                                      1999         1998        1999         1998
                                                                   ---------    ---------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss)                                                $ (32,051)   $   7,082    $ (40,011)   $  19,365
  Adjustments to reconcile income from operations to
    net cash provided (used) by operations:
  Depreciation, depletion and amortization                            18,498        9,605       43,628       23,271
  Amortization of deferred debt costs                                  1,626           --        3,990           --
  Deferred income taxes                                              (15,773)        (261)     (19,423)       3,809
  Gain on sale of assets                                                 (34)          --           13           --
  Other non-cash items                                                11,964           --       18,656           --
  Change in assets and liabilities net of effects
     from the acquisitions:
    (Increase) decrease in accounts receivable                        21,241       (2,062)      17,188       (6,396)
    (Increase) decrease in other current assets                          537       (4,104)       1,731       (4,446)
    Increase (decrease) in accounts payable and accrued expenses       7,079       (7,483)     (37,097)     (17,121)
    Increase (decrease) in accrued interest                            1,246       (1,989)       1,578         (776)
    Other assets and liabilities                                      (6,466)       1,317       (6,605)      (3,400)
                                                                   ---------    ---------    ---------    ---------
  Net cash provided (used) by operating activities                     7,867        2,105      (16,352)      14,306
                                                                   ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Oilfield service operations                  (5,090)      (9,965)     (19,617)     (28,927)
  Capital expenditures - Oil and gas well drilling operations           (593)      (1,593)      (2,039)      (4,966)
  Capital expenditures - Oil and gas operations                         (448)      (1,815)      (3,828)      (4,080)
  Capital expenditures - Other                                          (827)          --         (827)          --
  Proceeds from sale of fixed assets                                   5,477           --        5,637           --
  Cash received in acquisitions                                           --           --       27,252           --
  Acquisitions - Oilfield service operations                              --      (24,654)    (275,106)    (159,314)
  Acquisitions - Oil and gas well drilling                                --      (15,216)          --      (37,082)
  Acquisitions - Oil and gas operations                                   --           --           --         (600)
  Acquisitions - Minority interest                                        --           --           --       (3,426)
                                                                   ---------    ---------    ---------    ---------
  Net cash used in investing activities                               (1,481)     (53,243)    (268,528)    (238,395)
                                                                   ---------    ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt                                          (1,971)        (936)      (6,176)      (3,483)
  Repayment of long-term debt                                       (148,594)        (390)    (288,594)    (217,507)
  Borrowings under line-of-credit                                     20,000       25,000      458,000      224,000
  Purchase of treasury stock                                              --           --           --       (9,682)
  Proceeds from long-term debt                                       142,566           --      142,566      208,500
  Proceeds from issuance of stock option warrants                      7,434           --        7,434           --
  Proceeds paid for debt issuance costs                               (5,681)          --      (25,317)          --
  Proceeds from exercise of warrants                                      --           --           --        4,222
  Proceeds from exercise of stock options                                 --           --           --          942
  Proceeds from other long-term debt                                     130          568          153        2,267
                                                                   ---------    ---------    ---------    ---------
  Net cash provided by financing activities                           13,884       24,242      288,066      209,259
                                                                   ---------    ---------    ---------    ---------
  Net increase (decrease) in cash                                     20,270      (26,896)       3,186      (14,830)
  Cash at beginning of period                                          8,181       53,770       25,265       41,704
                                                                   ---------    ---------    ---------    ---------
  Cash at end of period                                            $  28,451    $  26,874    $  28,451    $  26,874
                                                                   =========    =========    =========    =========

See the accompanying notes which are an integral part of these unaudited consolidated financial statements.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in thousands)


                                                       Three Months Ended       Nine Months Ended
                                                            March 31,               March 31,
                                                        1999         1998      1999         1998
                                                      ---------   ---------  ---------   ---------
Net income/(loss)                                     $(32,051)   $  7,082   $(40,011)   $ 19,365

Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale securities         --          --      1,200          --
                                                      --------    --------   --------    --------

Comprehensive income/(loss), net of tax               $(32,051)   $  7,082   $(38,811)   $ 19,365
                                                      ========    ========   ========    ========


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


                            Restructuring         Costs Incurred         Balance as of
Description (in thousands)    Charge          through March 31, 1999     March 31, 1999
--------------------------  -------------     ----------------------     --------------
 Severance/employee costs       $ 7,731             $(3,544)                 $ 4,187
 Lease commitments                  433                  --                      433
 Environmental clean-up              35                  --                       35
                                -------             -------                  -------
          Total                 $ 8,199             $(3,544)                 $ 4,655
                                =======             =======                  =======

In connection with the Dawson acquisition, we recorded an expense of approximately $6.3 million in the three months ended March 31, 1999 as debt issuance costs and fees related to the syndication of our bridge credit facility (see Note 6).

2. EARNINGS PER SHARE

The following table sets forth the computation of diluted net income per common share:

                                         THREE MONTHS ENDED      NINE MONTHS ENDED
                                             MARCH 31,              MARCH 31,
                                           (in thousands)         (in thousands)
                                         1999        1998       1999         1998
                                       --------    --------    --------    --------
DILUTED EPS COMPUTATION:
Numerator-
Net Income                             $(32,051)   $  7,082    $(40,011)   $ 19,365
Effect of Dilutive Securities,
  Tax Effected:
      Interest on Convertible Debt *         --       1,752          --       3,599
                                       --------    --------    --------    --------
                                       $(32,051)   $  8,834    $(40,011)   $ 22,964
                                       --------    --------    --------    --------

       (table continued on next page)

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                       THREE MONTHS ENDED     NINE MONTHS ENDED
                                           MARCH 31,             MARCH 31,
                                         (in thousands)       (in thousands)
                                       1999        1998      1999        1998
                                     --------    --------  --------    --------
       DILUTED EPS COMPUTATION:
       (continued)
       Denominator-
         Weighted Average Common
             Shares Outstanding         18,293     18,295    18,286     16,843
         Warrants *                         --         74        --        199
         Stock Options *                    --        997        --      1,357
         7% Convertible Subordinated
            Debentures *                    --        472        --      1,497
         5% Convertible Subordinated
            Notes *                         --      5,610        --      3,829
                                       -------    -------   -------    -------
                                        18,293     25,449    18,286     23,725
                                       -------    -------   -------    -------
       DILUTED EPS                     $ (1.75)   $  0.35   $ (2.19)   $  0.97

o Net income effect and share effect related to Warrants, Stock Options, 7% Convertible Subordinated Debentures and 5% Convertible Subordinated Notes are omitted in fiscal 1999 as they have an anti-dilutive effect during the three and nine months ended March 31, 1999.

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

                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                              MARCH 31,              MARCH 31,
(THOUSANDS, EXCEPT PER SHARE DATA)        1999        1998       1999         1998
----------------------------------      --------    --------    --------    --------
Revenues                               $ 104,923    $ 176,887   $ 400,511    $ 477,226
Net income/(loss)                        (32,051)       4,156     (62,848)      10,874

Basic earnings/(loss) per share        $   (1.75)   $    0.23   $   (3.44)   $    0.65

4. STOCKHOLDERS' EQUITY

On May 7, 1999, the Company closed the public offering of 55,300,000 shares of common stock (300,000 shares of which were sold pursuant to the underwriters' over-allotment option discussed below) at $3.00 per share, or $166 million (the "Public Offering"). In addition, the Company closed the offering of 3,508,772 shares of common stock at $2.85 per share, or $10 million (the "Concurrent Offering" and together with the Public Offering, the "Equity Offering"). Net proceeds from the Equity Offering were approximately $165.8 million, $125.0 million of which was used to partially repay the PNC bank term loans, (approximately $104.5 million for the

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Tranche A Term Loan and approximately $21.5 million for the Tranche B Term
Loan). After repayments, the outstanding balances were approximately $45.5 million for the Tranche A Term Loan and approximately $179.5 million for the Tranche B Term Loan with approximately $40.8 million remaining for working capital. In addition, the Company granted the underwriters of the Public Offering an option to purchase an additional 6.3 million shares to cover over-allotments, 300,000 shares of which were purchased at the initial closing of the Public Offering with the remaining portion of the option (6.0 million shares) being unexercised as of the date hereof. Total shares outstanding following the Equity Offering will be approximately 77.3 million shares (83.3 million shares if the over-allotment option is exercised in full), an increase of approximately 317% (350% assuming full exercise of the over-allotment option) over the previously outstanding amount of approximately 18.5 million as of April 30, 1999.

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

Between November 1998 and May 1999, the Second Amended and Restated Credit Agreement was amended to (i) reduce the maximum amount of credit available thereunder to $500 million, (ii) to change the interest rates payable thereunder, (iii) to ease required financial covenant levels, (iv) to add a requirement that the Company achieve certain minimum levels of trailing 12-month EBITDA, (v) to tighten restrictions on acquisitions, (vi) to modify the amount to be prepaid if the Company issues additional capital stock or if the Company has excess cash flow (as defined) or if the Company sells certain specific assets, (vii) to delete certain of the financial covenants and add others and, (viii) to provide minimum levels of consolidated liquidity. Following the amendments, the credit facility provided for $150 million in revolving loans, $150 million in five-year Tranche A term loans and $200 million in Tranche B term loans maturing sixty-nine months after the date the loans were made. In addition, up to $20 million of letters of credit can be issued, but any outstanding letters of credit will reduce the $150 million revolving credit facility. The commitment to make revolving loans will be reduced to $125 million and $100 million, respectively, on September 14, 2001 and September 14, 2002. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


Loans under the Second Amended and Restated Credit Agreement, as amended must be prepaid from (i) 100% of the net cash proceeds of up to $75 million in issuances of our equity and 55% of issuances of the Company's equity above $75 million up to $165.75 million and 25% of issuances of our equity above $165.75 million and (ii) unless required percentages of the lenders otherwise agree, 75% of the Company's excess cash for each fiscal year until the Company's debt-to capitalization ratio (as defined) is less than 60% and 50% of the Company's excess cash flow for each fiscal year thereafter.

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

The Second Amended and Restated Credit Agreement, as amended and as affected by the completion of the Equity Offering, contain financial covenants as follows:
(i) consolidated debt-to-capitalization ratio at generally decreasing levels varying between 79% and 65%, (ii) consolidated interest coverage ratio at generally increasing levels varying between 2.00 : 1.00 and 3.50 : 1.00, (iii) consolidated senior leverage ratio at generally decreasing levels varying between 2.50 : 1.00 and 2.00 : 1.00, and (iv) consolidated EBITDA at generally decreasing varying amounts between $50 million and $150 million. In addition, the Company must maintain a consolidated fixed charge coverage ratio at generally decreasing levels between 1.25 : 1.00 and 1.00 : 1.00. The covenants for consolidating senior leverage ratio and consolidated interest coverage ratio are not imposed for the next seven quarters (June 1999 through December
2000) and the covenant levels for consolidated debt-to-capitalization and consolidated EBITDA will remain fixed at 79% and $50 million, respectively, for the same period. The Company is also required to maintain a consolidated liquidity level of at least $30 million.

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

QUARTER ENDED MARCH 31, 1999 VERSUS THE QUARTER ENDED MARCH 31, 1998

NET INCOME

For the quarter ended March 31, 1999, the Company reported a net loss of $32,051,000 or $(1.75) per share - basic as compared to net income of $7,082,000 $.39 per share - basic for the quarter ended March 31, 1998, representing a decrease of $39,133,000. One factor causing this decline is the Company's restructuring charge recorded in the quarter ended March 31, 1999 of $975,000 (tax effected) or $(.05) per share - basic, debt issuance costs written off of $4,074,000 (tax effected) or $(.22) per share - basic, and an increase in bad debt expense of $3,162,000 (tax effected) or $(.17) per share - basic. These charges coupled with the Company's decrease in service and drilling rig utilization rates has caused the decline in net income.

REVENUES

The Company's total revenues for the quarter ended March 31, 1999 decreased by $15,801,000 or 13%, to $104,923,000 compared to $120,724,000 reported for the quarter ended March 31, 1998. The decrease is primarily attributable to the Company's decrease in service and drilling rig utilization rates offset by the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months.

Oilfield service revenues for the quarter ended March 31, 1999 decreased by $7,679,000 or 7%, to $96,335,000 compared to $104,014,000 reported for the quarter ended March 31, 1998. The decrease is primarily attributable to the Company's decrease in service and drilling rig utilization rates offset by the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months.

Drilling revenues for the quarter ended March 31, 1999 decreased by $6,565,000, or 47%, to $7,513,000 compared to $14,078,000 reported for the quarter ended March 31, 1998. The decrease is primarily attributable to the Company's decrease in service and drilling rig utilization rates offset by the Company's acquisitions of oilfield service and drilling rig companies over the past twelve months.

COSTS AND EXPENSES AND OPERATING MARGINS

The Company's total costs and expenses for the quarter ended March 31, 1999 increased by $43,581,000 or 40%, to $153,076,000 compared to $109,495,000 reported for the quarter ended March 31, 1998. The increase is directly attributable to increased operating costs and expenses associated with the Company's acquisitions over the past twelve months.

Oilfield service expenses for the quarter ended March 31, 1999 increased by $4,808,000 or 7%, to $76,598,000 compared to $71,790,000 reported for the quarter ended March 31, 1998. Oilfield service margins (revenues less direct costs and expenses) decreased for the quarter ended March 31, 1999 by $12,487,000 or 39%, to $19,737,000 compared to $32,224,000 for the quarter ended March 31, 1998. Oilfield service margins, as a percentage of oilfield service revenue, for the quarters ended March 31, 1999 and 1998 were 20% and 31%, respectively.

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

Depreciation, depletion and amortization expense for the quarter ended March 31, 1999 increased by $8,893,000, or 93%, to $18,498,000 compared to $9,605,000 for the quarter ended March 31, 1998. The increase is directly related to the increase in property and equipment and intangible assets of the Company over the past twelve months as a result of its acquisitions.

Interest expense for the quarter ended March 31, 1999 increased by $15,927,000, or 312%, to $21,032,000 compared to $5,105,000 for the quarter ended March 31, 1998. The increase was primarily the result of increased indebtedness used to finance the Company's acquisition program.

Debt issuance costs of $6,268,000 for the quarter ended March 31, 1999 compare with none in the quarter ended March 31, 1998. The debt issuance costs were associated with the Company's bridge loan which was subsequently paid primarily with the proceeds from the Company's private placement of 14% Senior Subordinated Notes (see Note 5).

Bad debt expense for the quarter ended March 31, 1999 increased by $4,776,000 to $4,865,000 compared to $89,000 for the quarter ended March 31, 1998. The increase was primarily the result of an increase in the reserve for doubtful trade accounts for TransTexas Gas Corporation, a company that has recently filed for reorganization under federal bankruptcy laws.

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

CASH FLOWS

Net cash provided by operating activities for the quarter ended March 31, 1999 increased by $5,762,000 or 274%, to $7,867,000 compared to $2,105,000 provided for the quarter ended March 31, 1998. The increase is primarily attributable to a decrease in accounts receivable which was partially offset by a decrease in the Company's service and drilling operating margin, and service and drilling utilization rates.

Net cash used in investing activities for the quarter ended March 31, 1999 decreased by $51,762,000 or 97%, to $1,481,000 compared to $53,243,000 used for the quarter ended March 31, 1998. This decrease is primarily related to the decline in acquisitions the Company has made in this quarter as compared to the past twelve months.

Net cash provided by financing activities for the quarter ended March 31, 1999 decreased by $10,358,000 or 43%, to $13,884,000 compared to $24,242,000 provided during the quarter ended March 31, 1998. The decrease is primarily the result of decreased borrowings of long-term debt, due to the decline in acquisitions the Company has made in this quarter as compared to the past twelve months.

NINE MONTHS ENDED MARCH 31, 1999 VERSUS THE NINE MONTHS ENDED MARCH 31, 1998

NET INCOME

For the nine months ended March 31, 1999, the Company reported a net loss of $40,011,000 or $(2.19) per share basic as compared to net income of $19,365,000 or $1.15 per share - basic for the nine months ended March 31, 1998. This represented a decrease of $59,376,000, or 307% (290% decrease in basic earnings per share). One factor causing this decline are the Company's restructuring charges recorded in the quarter ended December 31, 1998 and March 31, 1999 which totaled $5,329,000 (tax effected) or $(.29) per share - basic, debt issuance costs written off of $4,074,000 (tax effected) or $(.22) per share - basic, and bad debt expense for the nine months ended March 31, 1999 of $3,718,000 (tax effected) or $(.20) per share - basic. These charges coupled with the Company's decrease in service and drilling rig utilization rates has caused the decline in net income.

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

COSTS AND EXPENSES AND OPERATING MARGINS

The Company's total costs and expenses for the nine months ended March 31, 1999 increased by $149,121,000 or 54%, to $423,932,000 compared to $274,811,000 reported for the nine months ended March 31, 1998. The increase is directly attributable to increased operating costs and expenses associated with the Company's acquisitions over the past twelve months.

Oilfield service expenses for the nine months ended March 31, 1999 increased by $47,347,000, or 25%, to $234,865,000 compared to $187,518,000 reported for the nine months ended March 31, 1998. Oilfield service margins (revenues less direct costs and expenses) increased for the nine months ended March 31, 1999 by $422,000 or 1%, to $84,409,000 compared to $83,987,000 for the nine months ended March 31, 1998. Oilfield service margins as a percentage of oilfield service revenue for the nine months ended March 31, 1999 and 1998 was 26% and 31%, respectively.

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

Depreciation, depletion and amortization expense for the nine months ended March 31, 1999 increased by $12,511,000, or 40%, to $43,628,000 compared to
$31,117,000 for nine months ended March 31, 1998. The increase is directly related to the increase in property and equipment and long-term debt issuance costs incurred by the Company over the past eighteen months in conjunction with its acquisitions.

Interest expense for the nine months ended March 31, 1999 increased by $35,853,000, or 287%, to $48,359,000 compared to $12,506,000 for the nine months ended March 31, 1998. The increase was primarily the result of increased indebtedness as a result of the Company's acquisitions.

Bad debt expense for the nine months ended March 31, 1999 increased by $5,451,000 to $5,720,000 compared to $269,000 for the nine months ended March 31, 1998. The increase was primarily the result of an increase in the reserve for TransTexas Gas Corporation, a company that has recently filed for reorganization under federal bankruptcy laws.

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

CASH FLOWS

Net cash provided (used) by operating activities for the nine months ended December 31, 1998 decreased by $30,658,000 or 214%, to $(16,352,000) compared to $14,306,000 for the nine months ended March 31, 1998. The decrease is primarily attributable to a decreased service and drilling operating margin, and service and drilling utilization rates.

Net cash used in investing activities for the nine months ended March 31, 1999 increased by $30,133,000, or 13%, to $268,528,000 compared to $238,395,000 for the nine months ended March 31, 1998. This increase is primarily related to the Company's recent acquisitions.

Net cash provided by financing activities for the nine months ended March 31, 1999 increased by $78,807,000, or 38%, to $288,066,000 compared to $209,259,000 during the nine months ended March 31, 1998. The increase is primarily the result of the proceeds from long-term debt (see Note 3 to consolidated financial statements), partially offset by the repayment of debt.

LIQUIDITY, CAPITAL COMMITMENTS AND CAPITAL RESOURCES

At March 31, 1999, the Company had cash of $28.4 million compared to $25.3 million at June 30, 1998 and $26.9 million at March 31, 1998. At March 31, 1999, the Company had working capital of $66.7 million compared to $79.5 million at June 30, 1998 and $86.8 million at March 31, 1998.

For fiscal 1999, the Company has projected approximately $26 million of capital expenditures for improvements of existing service and drilling rig machinery and equipment, a decrease of approximately $23.7 million from the $49.7 million expended during fiscal 1998. The Company expects to finance these capital expenditures through internally generated operating cash flows. Capital expenditures for service and drilling rig improvements for the nine months ended March 31, 1999 and 1998 were $21.7 million and $33.9 million, respectively.

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

                                      KEY ENERGY SERVICES, INC.
                                            (Registrant)



                                      By /s/ Francis D. John
                                         ---------------------------
       Dated: June 6, 1999               President and Chief Executive Officer

                                      By /s/ Stephen E. McGregor
                                         ---------------------------
       Dated: June 6, 1999               Executive Vice President, Chief
                                         Financial Officer and Treasurer