Form 10-K
period 1999-06-30
KEY ENERGY SERVICES INC
filed 1999-10-13
CIK 318996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

                         COMMISSION FILE NUMBER 1-8038

                           --------------------------

                           KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                MARYLAND                               04-2648081
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

   TWO TOWER CENTER, 20TH FLOOR, EAST                    08816
             BRUNSWICK, NJ
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (732) 247-4822

                           --------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE ON WHICH
          TITLE OF EACH CLASS                          REGISTERED
--------------------------------------------------------------------------------
Common Stock, $.10 par value            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                7% Convertible Subordinated Debentures Due 2003
                   5% Convertible Subordinated Notes Due 2004

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes /X/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / /

    The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of September 30, 1999 was approximately $404,879,473.

    Common Shares outstanding at September 30, 1999: 82,738,406

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                                     INDEX

PART I.

Item 1.    Business.....................................................................          3

Item 2.    Properties...................................................................         11

Item 3.    Legal Proceedings............................................................         12

Item 4.    Submission of Matters to a Vote of Security Holders..........................         12

PART II.

Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters....         12

Item 6.    Selected Financial Data......................................................         13

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operation..................................................................         14

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................         23

Item 8.    Financial Statements and Supplementary Data..................................         24

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial
             Disclosure.................................................................         59

PART III.

Item 10.   Directors and Executive Officers of the Registrant...........................         59

Item 11.   Executive Compensation.......................................................         59

Item 12.   Security Ownership of Certain Beneficial Owners and Management...............         59

Item 13.   Certain Relationships and Related Transactions...............................         59

PART IV.

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............         59

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

    - fluctuations in world-wide prices and demand for oil and gas;

    - fluctuations in level of oil and gas exploration and development activities;

    - fluctuations in the demand for well servicing, contract drilling and ancillary oilfield services;

    - the existence of competitors, technological changes and developments in the industry;

    - the existence of operating risks inherent in the well servicing, contract drilling and ancillary oilfield services;

    - the existence of regulatory uncertainties, the possibility of political instability in any of the countries in which Key does business; and

    - year 2000 issues and general economic conditions, in addition to the other matters discussed under "Part II--Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     PART I
ITEM 1.  BUSINESS.
                                  THE COMPANY

    Key Energy Services, Inc., formerly known as Key Energy Group, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,400 well service rigs and 1,200 oilfield trucks as of June 30, 1999. The Company provides a complete range of well services to major and independent oil and gas companies, including: rig-based well maintenance, workover, completion, and re-completion services (including horizontal recompletions); oilfield trucking; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the Gulf Coast (including South Texas, the Central Gulf Coast of Texas, South Louisiana, and the ArkLaTex region), the Permian Basin of West Texas and Eastern New Mexico, the Mid-Continent region (including the Anadarko, Hugoton and Arkoma Basins), the Four Corners area (including the San Juan, Piceance, Uinta, and Paradox Basins), the Eastern Region (including the Appalachian, Michigan and Illinois Basins), the Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Ontario, Canada. The Company is also a leading onshore drilling contractor, with 73 land drilling rigs as of June 30, 1999. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin and Texas Panhandle.

    Key's principal executive offices are located at Two Tower Center, 20(th) Floor, East Brunswick, New Jersey 08816. The Company's phone number is (732) 247-4822 and its World Wide Web site address is www.keyenergy.com.

                               BUSINESS STRATEGY

    Over the past several years, Key has been actively consolidating the well servicing industry, completing in excess of fifty acquisitions. This consolidation has led to reduced fragmentation in the well servicing market and is expected to lead to more predictable demand and pricing for well services. In response to record depressed market conditions during much of fiscal year 1999 and in conjunction with the completion of (i) significant acquisitions during the fall of 1998 and (ii) the public offering of common stock in the spring of 1999, the Company streamlined operations and materially reduced indebtedness. As a result, management believes that the company has better positioned itself for profitable growth as industry conditions continue to recover and improve for the following reasons:

    - reduced operating and financial costs;

    - increased diversity and size of equipment fleets;

    - increased ability to offer a complete range of oilfield services as a single-source provider;

    - increased geographic diversity of operations;

    - more balanced exposure to demand for both oil and natural gas related oilfield services;

    - increased contribution to revenues from contract drilling and other higher growth, higher margin services;

    - future opportunities to enter into strategic relationships or alliances with operators as a preferred service provider in certain domestic and international locations; and

    - future opportunities to make strategic acquisitions to enhance our existing operations.

                     MAJOR DEVELOPMENTS DURING FISCAL 1999

INDUSTRY DOWNTURN, COMPANY'S RESPONSE AND RECENT RECOVERY

    Throughout calendar year 1997, Key benefited from an increase in utilization of its rigs, trucks and other services and equipment and improvements in pricing associated with the increased demand for these services. During the fourth quarter of calendar year 1997, an imbalance began to develop in the supply and the demand for crude oil. Reduced demand was fueled by the Asian recession and two consecutive unusually warm winters in North America. The supply of crude oil increased as a result of increased production quotas by the Organization of Petroleum Exporting Countries ("OPEC") and renewed production by Iraq. The resulting excess supply of crude oil caused significant declines in oil prices during calendar year 1998. Crude oil prices averaged $14 to $15 per barrel during calendar year 1998 compared to $20 to $21 per barrel during calendar year 1997 and reached a 12-year low of below $11.00 per barrel in December 1998. Natural gas prices were also lower during the second half of calendar year 1998 as unusually warm winters in North America during calendar years 1997 and 1998 resulted in weaker demand with prices reaching a low of approximately $1.60 per Mcf in early calendar year 1999. Reduced prices for oil and gas led to a sharp decline in the demand for oilfield services as oil and gas companies significantly reduced capital spending for exploration, development and production activities well into calendar year 1999.

    Key's operations were most significantly impacted by the downturn in the industry starting in the month of December 1998. The severe downturn continued and worsened for Key's operations during the March 1999 quarter as virtually all expected new capital spending related to oilfield services, such as drilling, workovers and completions, failed to materialize. The Halliburton (Guiberson) U.S. well service rig count averaged 3,035 during calendar year 1998 and reached a low of 1,904 in February 1999 compared to 3,508 during calendar year 1997. Similarly, the Baker Hughes U.S. land drilling rig count averaged 699 during calendar year 1998 and reached a low of 380 in April 1999 compared to 822 during calendar year 1997.

    In response to the industry downturn, the Company developed and implemented a corporate-wide restructuring plan to reduce operating costs beyond those achieved through its prior consolidation efforts. The plan involved a reduction in the size of management and on-site work force, salary reductions averaging 21% for senior management, the combination of previously separate operating divisions and the elimination of redundant overhead and facilities. The Company estimates that it has achieved annualized operating cost savings in excess of $20 million through the implementation of the restructuring plan and the integration of the Dawson acquisition discussed below. In connection with the restructing plan, the Company took pretax charges to earnings of approximately $6.7 million in the second quarter ending December 31, 1998 and $1.5 million in the third quarter ending March 31, 1999.

    In March 1999, OPEC and other non-OPEC countries, which had already lowered their production during calendar year 1998, substantially reduced production to a point which, depending on OPEC compliance with its new production quotas, was expected to be below the stable to improving demand for oil. As a result of these new production levels, assumed strong quota compliance, and improving demand for oil, world oil prices recovered significantly during through the spring and summer of 1999 to levels in excess of $20 per barrel. In addition, domestic natural gas prices increased significantly during the summer of 1999 as increased demand due to a hot summer in the United States, combined with stable to decreasing deliverability due to depletion and reduced natural gas drilling activity (due to the forementioned capital spending cuts), caused concerns regarding a possible imbalance between gas supply and demand, particularly headed into the fall and winter of 1999. Despite improved commodity prices, capital spending by oil companies remained at reduced levels during the first half of calendar year 1999 as: (i) capital markets remained largely unavailable to producers; (ii) many producers, including a number of the majors, were acquiring, merging, reorganizing or divesting operations, or integrating recent combinations; and (iii) many producers were conserving cash to preserve or improve their financial condition or to await improved commodity prices.

    Subsequent to the rig count lows of February 1999 to April 1999, and as a direct result of the improvement in oil and natural gas prices during the spring and summer of 1999, the Halliburton rig count has recovered to 2,388 as of August 1999 and the Baker Hughes rig count has improved to 614 as of October 8, 1999. The recoveries in these rig counts, particularly the Baker Hughes rig count, are indicative of a recovery in capital spending on oilfield services such as drilling, workovers and completions. Key benefited from this recovery during the quarter ended June 30, 1999 as total revenues increased by approximately 18.6% from the levels of the quarter ended March 31, 1999.

    As a result of this recovery, the Company amended its restructuring plan to decrease the number of planned employee terminations. Increased demand for the Company's services made such terminations unnecessary and would have, in management's opinion, restricted the Company's future ability to provide services to its customers. Consequently, the Company did not utilize approximately $3.7 million of the pretax charges. Essentially all of the unutilized portion of the restructuring charge was reversed in the fourth quarter ending June 30, 1999, resulting in a total pretax charge for the fiscal year ended June 30, 1999 of approximately $4.5 million.

    The level of Key's revenues, cash flows, losses and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity. See "Part II--Item 7--Management's Discussion and Analysis of Results of Operations and Financial Condition."

EQUITY OFFERING

    On May 7, 1999, the Company closed the public offering of 55,300,000 shares of common stock (300,000 shares of which were sold pursuant to the underwriters' over-allotment option discussed below) at $3.00 per share, or $166 million (the "Public Offering"). In addition, the Company closed the offering of 3,508,772 shares of common stock at $2.85 per share, or $10 million (the "Concurrent Offering" and together with the Public Offering, the "Equity Offering"). In addition, on June 7, 1999, the underwriters of the Public Offering exercised an over-allotment option to purchase an additional 5,436,000 million shares to cover over-allotments. Net proceeds from the Equity Offering were approximately $180.4 million, approximately $128.9 million of which was used to immediately repay a portion of the Company's senior credit facility bank term loans (approximately $106.6 million for the Tranche A term loan and approximately $22.2 million for the Tranche B term loan) and $40.0 million of which was used, subsequent to the Equity Offering, to repay a portion of the senior credit facility revolver. After repayments and as of June 30, 1999, the outstanding loan balances were approximately $43.4 million for the Tranche A term loan, approximately $177.8 million for the Tranche B term loan, and $90.0 million for the revolver. As a result of the Equity Offering, total shares outstanding are approximately 82.7 million, an increase of approximately 347% over the amount outstanding immediately prior to the Equity Offering. (see Note 10 to Consolidated Financial Statements--Stockholders' Equity).

SENIOR CREDIT FACILITY

    In connection with the Dawson Acquisition referred to below, the Company entered a $550,000,000 Second Amended and Restated Credit Agreement, among Key Energy Group, Inc., PNC Bank, National Association, Norwest Bank Texas, N.A., PNC Capital Markets, Inc. and the several lenders from time to time parties thereto, dated as of June 6, 1997, as amended and restated through September 14, 1998 (the "Credit Agreement"). Between November 1998 and May 1999, the Credit Agreement was amended to (i) reduce the maximum amount of credit available thereunder to $500 million, (ii) change the interest rates payable thereunder,
(iii) ease required financial covenant levels, delete certain financial covenants and add others, (iv) add a requirement that the Company achieve certain minimum levels of trailing 12-month EBITDA, (v) tighten restrictions on acquisitions, (vi) modify the amount to be prepaid if the Company issues additional capital stock or if the Company has excess cash flow (as defined) or if the Company sells certain specific assets, and (vii) provide minimum levels of consolidated liquidity (as defined). (see Note 5 to Consolidated Financial Statements--Long-Term Debt).

HIGH YIELD UNITS OFFERING

    On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 aggregate principal amount of 14% Senior Subordinated Notes due 2009 (the "Senior Subordinated Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the placement were used to repay substantially all of the remaining $148.6 million principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. in September 1998. Because the Equity Offering indirectly triggered certain anti-dilution provisions applicable to the Unit Warrants, the aggregate number of shares into which the Unit Warrants are exercisable was increased by an additional 140,868 shares (see Note 5 to Consolidated Financial Statements--Long-Term Debt).

DAWSON ACQUISITION

    In September 1998, the Company completed the acquisition of all of the capital stock of Dawson Production Services, Inc. ("Dawson") for an aggregate consideration of approximately $382.6 million, including approximately $207.1 million of cash paid for the Dawson stock and for transactional fees and approximately $175.5 million of net liabilities assumed.

    At the time of the closing, Dawson owned approximately 527 well service rigs, 200 oilfield trucks, and 21 production testing units in South Texas and the Gulf Coast, East Texas and Louisiana, the Permian Basin of West Texas and New Mexico, the Anadarko Basin of Texas and Oklahoma, California, and in the inland waters of the Gulf of Mexico.

OTHER ACQUISITIONS

    In addition to its acquisition of Dawson, the Company acquired the assets or capital stock of six well servicing and contract drilling businesses during fiscal 1999, increasing its rig and truck fleet by a total of approximately 93 well service rigs, 4 drilling rigs and 185 oil fields trucks (and related equipment) for an aggregate purchase price of approximately $93.7 million in cash. Along with Dawson, these acquisitions established the Company as the leading oilfield trucking contractor in South Texas, enabled the Company to expand into the Ontario, Canada well service and drilling market and provided the Company with additional equipment and market share in the Rocky Mountain and Four Corners regions.

                        DESCRIPTION OF LINES OF BUSINESS

    The Company's three lines of business are well servicing, contract drilling and oil and natural gas production. The following is a description of each of these lines of business (for financial information regarding these lines of business, see Note 15 to Consolidated Financial Statements--Business Segment Information).

WELL SERVICING

    The Company provides a full range of well services, including rig-based services, oilfield trucking and ancillary oilfield services, necessary to maintain and workover producing oil and gas wells. Rig-based services include: maintenance of existing wells, completion of newly drilled wells, workovers of existing wells, recompletion of existing wells (including horizontal recompletions) and the plugging and abandonment of wells at the end of their useful lives.

WELL SERVICE RIGS

    The Company utilizes its well service rig fleet to perform four major categories of rig services to oil and gas operators.

    MAINTENANCE SERVICES. The Company estimates that there are approximately 600,000 producing oil wells and approximately 300,000 producing natural gas wells in the United States. While some wells in the United States flow oil to the surface without mechanical assistance, most are in mature production areas that require pumping or some other method of artificial lifting. Oil wells that require pumping characteristically require more maintenance than flowing wells due to the operation of the mechanical pumping equipment installed. Maintenance services are therefore required on most producing oil wells to ensure efficient and continuous operation. These services consist of routine mechanical repairs necessary to maintain production from the well, such as repairing parted sucker rods or defective down-hole pumps in an oil well, or replacing defective tubing in an oil or gas well. The Company provides the well service rigs, equipment and crews for these maintenance services, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells.

    Maintenance jobs are often performed on a series of wells in proximity to each other and typically take less than 48 hours to complete per well. The average cost of a maintenance job typically ranges between $800 and $1,500, excluding the costs of parts, services and other vendors at the wellsite.

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

    WORKOVER SERVICES. In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications, called "workovers". Workover services include extensions of existing wells to drain new formations either through deepening well bores or through drilling of horizontal laterals. In less extensive workovers, the Company's rigs are used to seal off depleted zones in existing well bores and to access previously bypassed productive zones. The Company's workover rigs are also used to convert producing wells to injection wells for enhanced recovery operations. Other workover services include: major subsurface repairs such as casing repair or replacement, recovery of tubing and removal of foreign objects in the well bore, repairing downhole equipment failures, plugging back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, cleaning out and recompleting a well if production has declined, and repairing leaks in the tubing and casing. These extensive workover operations are normally performed by a well service rig with a workover package, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers depending upon the particular type of workover operation. Most of the Company's well service rigs are designed for and can be equipped to perform complex workover operations.

    A workover project may last from a few days to several weeks. The average cost of a workover project typically ranges between $2,000 and $25,000, excluding the costs of parts, services and other vendors at the wellsite.

    The demand for workover services is more sensitive to expectations relating to and changes in oil and gas prices than the demand for maintenance services, but not as sensitive as the demand for completion services. As oil and gas prices decrease, operators defer workovers due to insufficient rates of return on workover projects and constrained liquidity. As oil and gas prices increase, the level of workover activity tends to increase as operators seek to increase production by enhancing the efficiency of their wells at higher commodity prices with correspondingly higher rates of return.

    COMPLETION SERVICES. Completion services prepare a newly drilled well for production. The completion process may involve selectively perforating the well casing to access producing zones, stimulating and testing these zones and installing downhole equipment. The Company provides a well service rig and workover package to assist in the completion process. Newly drilled wells are frequently completed by a well service rig, so that an operator can minimize the use of a higher cost drilling rig.

    The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment that the Company provides for an additional fee. The average cost of a completion typically ranges between $3,000 and $10,000, excluding the costs of parts, services and other vendors at the wellsite.

    The demand for well completion services is directly related to drilling activity levels, which are highly sensitive to expectations relating to and changes in oil and gas prices. As the number of newly drilled wells decrease, the number of completion jobs correspondingly decreases. In addition, during periods of weak drilling demand and particularly in connection with deeper gas wells, drilling contractors may be able to price well completion work competitively compared to a well service rig so that the drilling rig will be used to complete the newly drilled well. Thus, excess drilling capacity could serve to reduce the amount of completion work available to the well servicing industry.

    PLUGGING AND ABANDONMENT SERVICES. Well service rigs and workover equipment are also used in the plugging and abandonment of oil and gas wells. The demand for oil and gas does not significantly affect the demand for plugging and abandonment services, as this activity is primarily driven by regulatory, lease, and/or operator policy requirements.

OILFIELD TRUCKING

    The Company provides liquid/vacuum truck services and fluid transportation and disposal services for operators whose wells produce, in addition to oil and natural gas, saltwater and other fluids. These trucks are also utilized in connection with drilling and workover projects, which tend to produce and use large amounts of various oilfield fluids. In addition, the Company provides haul/equipment trucks which are used to move large pieces of equipment from one wellsite to the next.

ANCILLARY OILFIELD SERVICES

    The Company provides ancillary oilfield services, which include among others: hot oiling; wireline and production testing; frac tank rentals; well site construction; roustabout services; fishing and other tool rentals; supplying blowout preventers (BOPs); oilfield equipment sales; oilfield equipment refurbishing; tubing testing; foam units and air drilling services; and pipeline installation and inspection.

CONTRACT DRILLING

    The Company provides contract drilling services for major and independent oil companies onshore the continental United States in the Permian Basin, the Four Corners area, Michigan, the Northeast, the Gulf Coast, and the Rocky Mountains, and internationally in Argentina and Ontario, Canada. Drilling rigs come in a wide variety of sizes and capabilities, and may include specialized equipment. The rigs are classified by their depth capabilities and by whether their power systems are mechanical or diesel electric, with most of the Company's rigs being classified as mechanical rigs. The depth ratings of the Company's rigs range from 4,500 feet to 20,000 feet for an average of approximately 8,700 feet.

OIL AND NATURAL GAS PRODUCTION

    The Company is engaged in the production of oil and natural gas in the Permian Basin and Panhandle areas of West Texas through its wholly-owned subsidiary, Odessa Exploration Incorporated ("Odessa Exploration"). Odessa Exploration manages interests in producing oil and gas properties for its own account and for drilling partnerships it sponsors. Odessa Exploration operates oil and gas wells on behalf of over 250 working interest owners as well as for its own account. On June 8, 1999, the Company announced that it had retained an investment banking firm to provide advisory services in connection with a contemplated sale of Odessa Exploration.

                               FOREIGN OPERATIONS

    The Company provides oilfield services in Argentina and Canada. The Company currently owns 23 well servicing rigs, 45 oilfield trucks and seven drilling rigs in Argentina and one well servicing rig, two oilfield trucks and three drilling rigs in Ontario, Canada.

                                   CUSTOMERS

    Our customers include major oil and gas companies, foreign national oil and gas companies and independent oil and gas companies. The Company had no single customer in fiscal 1999 that accounted for 10% or more of consolidated revenues.

                     COMPETITION AND OTHER EXTERNAL FACTORS

    Despite a significant amount of consolidation having occurred, the domestic well servicing industry remains somewhat fragmented and includes a small number of companies that are capable of competing effectively in the Company's well servicing markets. Nonetheless, the Company believes that it is competitive in terms of performance, equipment, safety, pricing, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those regions in which it operates.

    In the well servicing markets, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. In recent years, many of the Company's larger customers have placed increased emphasis on the safety records and quality of the crews, equipment and services provided by their contractors. The Company believes that such factors will be of increasing importance in the future. The Company has devoted substantial resources toward employee safety and training programs, as well as its employee review process. While the Company's efforts in these areas are not unique, many competitors, particularly small contractors, have not undertaken similar training programs for their employees. Management believes that the Company's safety record and reputation for quality equipment and service are among the best in the industry.

    The Company competes not only with other regional oil and gas drilling contractors but also with national oil and gas drilling companies, with larger and more versatile rig fleets and better capital resources than the Company. In addition, the number of drilling rigs continues to exceed demand in many of the Company's drilling markets, resulting in a market that is more competitive than well servicing. Nonetheless, the Company believes that it is competitive in terms of performance, equipment, safety, pricing, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those regions in which it operates.

    The need for oilfield services fluctuates, in part, in relation to the demand for oil and natural gas. As demand for those commodities increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the producing efficiency of their wells in a higher priced environment.

                                   EMPLOYEES

    As of June 30, 1999, the Company employed approximately 7,250 persons (approximately 7,210 in oilfield services, ten in oil and gas production and 30 in corporate). The Company's employees are not represented by a labor union and are not covered by collective bargaining agreements. The Company has experienced no work stoppages associated with labor disputes or grievances and considers its relations with its employees to be satisfactory.

                           ENVIRONMENTAL REGULATIONS

    The oilfield service operations and the oil and gas production and drilling activities of the Company are subject to various local, state and federal laws and regulations intended to protect the environment. The Company's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to the Company's operations include those with respect to containment, disposal and controlling the discharge of any hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose the Company to liability for the conduct of, or conditions caused by, others, or for acts of the Company which were in compliance with all applicable laws at the times such acts were performed. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on the Company's financial condition. From time to time, claims have been made and litigation has been brought against the Company under such laws. However, the costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on the Company's operations or financial statements in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future. Management of the Company believes that it conducts its operations in substantial compliance with all material federal, state and local regulations as they relate to the environment. Although the Company has incurred certain costs in complying with environmental laws and regulations, such amounts have not been material to the Company's financial results during the three past fiscal years.

ITEM 2.  PROPERTIES.

    The Company's corporate offices are located in East Brunswick, New Jersey and Midland, Texas where the Company leases office space from independent third parties.

                      WELL SERVICING AND CONTRACT DRILLING

    The following table sets forth the type, number and location of the major equipment owned and operated by the Company's oilfield service divisions as of June 30, 1999:

                                                              WELL SERVICE/    OILFIELD      DRILLING
OPERATING DIVISION                                            WORKOVER RIGS     TRUCKS         RIGS
-----------------------------------------------------------  ---------------  -----------  -------------
DOMESTIC:
  Permian Basin............................................           443            227             0
  Gulf Coast...............................................           331            395             2
  MidContinent.............................................           208             85             0
  Four Corners.............................................            72             93            18
  Eastern..................................................            88            246             6
  Rocky Mountain...........................................           113             20             1
  California...............................................           114             11             0
  Key Energy Drilling (Permian Basin)......................             0             47            36

DOMESTIC SUBTOTAL..........................................         1,369          1,124            63

INTERNATIONAL:
  Argentina................................................            23             45             7
  Canada...................................................             1              2             3
TOTALS.....................................................         1,393          1,171            73

    The Permian Basin Well Servicing division owns 33 and leases ten office and yard locations. The Gulf Coast division owns 27 and leases 50 office and yard locations. The MidContinent division owns 15 and leases 14 office and yard locations. The Four Corners division owns eight and leases five office and yard locations. The Eastern division owns four and leases 13 office and yard locations. The Rocky Mountain division owns 20 and leases five office and yard locations. The California division owns one and leases two office and yard locations. The Permian Basin Drilling division owns three and leases two office and yard locations. The Argentina division owns two and leases one office and yard locations. The Canadian operation owns one yard location.

    All operating facilities are metal one story office and/or shop buildings. All buildings are occupied and considered to be in satisfactory condition.

                         OIL AND NATURAL GAS PRODUCTION

    Odessa Exploration's major proved producing properties are located primarily in the Permian Basin area of West Texas. Odessa Exploration leases office space in Odessa, Texas.

    As of June 30, 1999, the Company owned interests in 515 gross (348 proved developed) oil properties and 53 gross (45 proved developed) gas properties. During the fiscal year ended June 30, 1999, the Company produced and sold 237,121 barrels of oil at an average price of $13.12 per barrel and 1,750 MMcf of natural gas at an average sales price of $1.91 per Mcf. Average production (lifting) costs were approximately $5.50 per barrel of oil equivalent (one barrel of oil equals six thousand cubic feet of natural gas).

ITEM 3.  LEGAL PROCEEDINGS AND OTHER ACTIONS.

    See Note 4 to Consolidated Financial Statements--Commitments and Contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's common stock is currently traded on the New York Stock Exchange, under the symbol "KEG". Prior to April 1998, the Company's common stock was traded on the American Stock Exchange. As of June 30, 1999, there were 925 registered holders of 83,155,072 issued and outstanding shares of common stock, including 416,666 shares of common stock held in treasury (82,738,406 net of treasury shares).

    The following table sets forth, for the periods indicated, the high and low sales prices of the Company's common stock on the New York Stock Exchange for fiscal 1999 and the fourth quarter of fiscal 1998 and the American Stock Exchange for the remaining quarters, as derived from published sources.

                                                                HIGH         LOW
                                                              ---------   ---------
Fiscal Year Ending 1999:
  Fourth Quarter............................................    4 1/2       2 15/16
  Third Quarter.............................................    5 5/8       3 1/16
  Second Quarter............................................   11 3/8       3 5/8
  First Quarter.............................................  $14 15/16   $ 6 1/8

Fiscal Year Ending 1998:
  Fourth Quarter............................................   19 7/8      13
  Third Quarter.............................................   22          13 7/8
  Second Quarter............................................   38 3/8      16 7/8
  First Quarter.............................................  $35 3/8     $17 5/8

    There were no dividends paid on the Company's common stock during the fiscal years ended June 30, 1999, 1998 or 1997. The Company does not intend, for the foreseeable future, to pay dividends on its common stock. In addition, the Company is contractually restricted from paying dividends under the terms of its existing credit facilities.

                    RECENT SALES OF UNREGISTERED SECURITIES

    The Company did not make any unregistered sales of its securities during the twelve months ended June 30, 1999 that were not previously included in the Company's Quarterly Reports filed for such period.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                             ------------------------------------------------------
                                                              1999(1)      1998       1997      1996(1)     1995
                                                             ----------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues.................................................  $  488,569  $ 420,046  $ 162,425  $  65,857  $  44,689
  Operating costs:
    Direct costs...........................................     368,180    288,951    111,250     46,962     32,793
    Depreciation, depletion and amortization...............      62,074     31,001     11,076      4,701      2,738
    General and administrative.............................      53,108     38,987     17,447      6,011      4,304
    Bad debt expense.......................................       5,928        826         98        131         48
    Debt issuance costs....................................       6,307         --         --         --         --
    Restructuring charge...................................       4,504         --         --         --         --
    Interest...............................................      67,401     21,476      7,879      2,477      1,478
  Income before income taxes and minority interest.........     (78,933)    38,805     14,675      5,575      3,328
  Net income...............................................     (53,258)    24,175      9,098      3,586      2,178
  INCOME PER COMMON SHARE:
    Basic..................................................  $    (1.94) $    1.41  $    0.81  $    0.46  $    0.33
    Diluted................................................  $    (1.94) $    1.23  $    0.66  $    0.45  $    0.33
  Average common shares outstanding:
    Basic..................................................      27,501     17,153     11,216      7,789      6,647
    Assuming full dilution.................................      27,501     24,024     17,632      7,941      6,647
  Common shares outstanding at period end..................      82,738     18,267     12,298     10,414      6,914
  Market price per common share at period end..............  $     3.56  $   13.12  $   17.81  $    8.19  $    5.06
  Cash dividends paid on common shares.....................  $       --  $      --  $      --  $      --  $      --
BALANCE SHEET DATA:
  Cash.....................................................  $   23,478  $  25,265  $  41,704  $   4,211  $   1,275
  Current assets...........................................     132,543    127,557     93,333     27,481     11,290
  Property and equipment...................................     871,940    547,537    227,255     96,127     36,336
  Property and equipment, net..............................     769,562    499,152    208,186     87,207     31,942
  Total assets.............................................   1,148,138    698,640    320,095    121,722     45,243
  Current liabilities......................................      73,151     48,029     33,142     24,339      9,228
  Long-term debt, including current portion................     699,978    399,779    174,167     46,825     15,949
  Stockholders' equity.....................................     288,094    154,928     73,179     41,624     20,111
OTHER DATA:
  Adjusted EBITDA(2).......................................  $   67,281  $  92,108  $  33,728  $  12,884  $   7,592
  Net cash (used in) provided by:
    Operating activities...................................     (13,427)    40,925        843      7,121      3,258
    Investing activities...................................    (294,654)  (306,339)   (80,749)   (13,551)    (7,154)
    Financing activities...................................     306,294    248,975    117,399      9,366      3,998
  Working capital..........................................      59,392     79,528     60,191      3,142      2,062
  Book value per common share(3)...........................  $     3.47  $    8.48  $    5.95  $    4.00  $    2.91

------------------------

(1) THE FINANCIAL DATA FOR THE YEAR ENDED JUNE 30, 1996 INCLUDES THE ALLOCATED PURCHASE PRICE OF WELLTECH EASTERN AND THE RESULTS OF THEIR OPERATIONS, BEGINNING MARCH 27, 1996. THE FINANCIAL DATA FOR THE YEAR ENDED JUNE 30, 1999 INCLUDES THE ALLOCATED PURCHASE PRICE OF DAWSON PRODUCTION SERVICES, INC. AND THE RESULTS OF THEIR OPERATIONS, BEGINNING SEPTEMBER 15, 1998.

(2) NET INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, DEPLETION AND AMORTIZATION, BAD DEBT EXPENSE, DEBT ISSUANCE COSTS CHARGED TO EARNINGS, AND RESTRUCTURING CHARGE ("ADJUSTED EBITDA"). ADJUSTED EBITDA IS PRESENTED BECAUSE OF ITS WIDE ACCEPTANCE AS A FINANCIAL INDICATOR OF A COMPANY'S ABILITY TO SERVICE OR INCUR DEBT. ADJUSTED EBITDA SHOULD NOT BE CONSIDERED AS AN ALTERNATIVE TO OPERATING NET INCOME, AS DEFINED BY GENERALLY ACCEPTED ACCOUNTING PRINCIPALS, AS INDICATORS OF THE COMPANY'S FINANCIAL PERFORMANCE OR TO CASH FLOW AS A MEASURE OF LIQUIDITY.

(3) BOOK VALUE PER COMMON SHARE IS STOCKHOLDERS' EQUITY AT PERIOD END DIVIDED BY THE NUMBER OF OUTSTANDING COMMON SHARES AT PERIOD END.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

    The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                             RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 1999 VERSUS FISCAL YEAR ENDED JUNE 30, 1998

    The Company's results of operations for the year ended June 30, 1999 reflect the impact of a significant and unprecedented decline in demand for the Company's equipment and services in all of the Company's lines of business experienced from December 1998 to March 1999. The Company believes that the decline in demand for its equipment and services during fiscal 1999 was due solely to the adverse impact on its customers' capital spending caused by a decline in oil prices to a twelve-year low of below $11.00 per barrel in December 1998, and, to a lesser extent, a significant decline in natural gas prices (see Part I--Item 1--"Major Developments During Fiscal 1999--Industry Downturn, Company's Response and Recent Recovery"). Near the beginning of this decline, during the first four months of fiscal 1999, the Company completed seven acquisitions. While the positive impact of these fiscal 1999 acquisitions (as well as the impact of a full 12 months of the prior fiscal year's acquisitions) on the Company's revenues compensated for the negative revenue impact of the decline in business, the acquisitions could not compensate for and could only partially offset the Company's decline in net income (see Note 3 to Consolidated Financial Statements--Business and Property Acquisitions).

THE COMPANY

    Revenues for the year ended June 30, 1999 increased $68,523,000, or 16%, from $420,046,000 in fiscal 1998 to $488,569,000 in fiscal 1999, while net income for fiscal 1999 decreased $77,433,000 from a positive $24,175,000 in fiscal 1998 to a net loss of $53,258,000 in fiscal 1999. The increase in revenues was primarily due to well servicing and contract drilling acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999, partially offset by a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999. The decrease in net income is due to the decline in equipment utilization and, to a lesser extent, pricing of oilfield services during most of fiscal 1999 and the existence of a high level of fixed costs and expenses, including depreciation, depletion and amortization, general and administrative, and interest. In addition, fiscal 1999 included charges for bad debt expense, debt issuance costs and restructuring that were far greater than such charges taken during fiscal 1998.

OPERATING REVENUES

    WELL SERVICING. Well servicing revenues for the year ended June 30, 1999 increased $83,470,000 or 22%, from $374,845,000 in fiscal 1998 to $458,315,000 in fiscal 1999. The increase in revenues was primarily due to acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999 partially offset by a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999.

    CONTRACT DRILLING. Revenues from contract drilling activities for the year ended June 30, 1999 decreased $12,388,000, or 35%, from $35,095,000 in fiscal
1998 to $22,707,000 in fiscal 1999. The decrease in revenues was primarily due to a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999 partially offset by acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999.

    OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities for the year ended June 30, 1999 decreased $569,000, or 8%, from $7,030,000 in fiscal 1998 to $6,461,000 in fiscal 1999. The decrease in revenues was primarily due to a 21% decrease in the price of oil and gas received on a barrel of oil equivalent ("BOE") basis in fiscal 1999, compared to fiscal 1998, partially offset by a 16% increase, from fiscal 1998 to fiscal 1999, in the volume of oil and gas produced on a BOE basis.

OPERATING EXPENSES

    WELL SERVICING. Well servicing expenses for the year ended June 30, 1999 increased $82,312,000, or 32%, from $259,495,000 in fiscal 1998 to $341,807,000 in fiscal 1999. The increase was primarily due to acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999 partially offset by a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999. Well servicing expenses, as a percentage of well servicing revenue, increased from 69% for fiscal 1998 to 75% for fiscal 1999. The increase was due to a shift in revenue mix from higher margin, higher priced well services to lower margin, lower priced well services, reduced pricing for well services, and a lag in reducing costs in response to declines in utilization and revenues.

    CONTRACT DRILLING. Expenses related to contract drilling activities for the year ended June 30, 1999 decreased $3,007,000, or 11%, from $26,473,000 in fiscal 1998 to $23,466,000 in fiscal 1999. The decrease was primarily due to a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999 partially offset by acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999. Contract drilling expenses, as a percentage of contract drilling revenues, increased from 75% in fiscal 1998 to 103% in fiscal 1999. The increase was due to reduced pricing for contract drilling and a lag in reducing costs in response to declines in utilization and revenues.

    OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities for the year ended June 30, 1999 decreased $76,000, or 3%, from $2,983,000 in fiscal 1998 to $2,907,000 in fiscal 1999. Oil and natural gas production costs decreased from $6.55 per BOE in fiscal 1998 to $5.50 per BOE in fiscal 1999. The decrease per BOE is primarily due to an increase in gas production as compared to oil production, from the prior year, resulting from to an acquisition of natural gas properties during the latter portion of fiscal 1998 and development drilling of natural gas wells during fiscal 1998 and the early portion of fiscal 1999.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

    The Company's depreciation, depletion and amortization expense for the year ended June 30, 1999 increased $31,073,000, or 100%, from $31,001,000 in fiscal
1998 to $62,074,000 in fiscal 1999. The increase is primarily due to an increase in oilfield service depreciation resulting from the well servicing and contract drilling acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

    The Company's general and administrative expenses for the year ended June 30, 1999 increased $14,121,000, or 36%, from $38,987,000 in fiscal 1998 to
$53,108,000 in fiscal 1999. The increase was primarily due to well servicing and contract drilling acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999.

INTEREST EXPENSE

    The Company's interest expense for the year ended June 30, 1999 increased $45,925,000, or 214%, from $21,476,000 in fiscal 1998 to $67,401,000 in fiscal
1999. The increase was primarily due to additional debt incurred in connection with the well servicing and contract drilling acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999 and, to a lesser extent, higher interest rates and amortization of additional debt issuance costs (see Note 5 to Consolidated Financial Statements-- Long Term
Debt).

BAD DEBT EXPENSE

    The Company's bad debt expense for the year ended June 30, 1999 increased $5,102,000, or 618%, from $826,000 in fiscal 1998 to $5,928,000 in fiscal 1999.
The increase was primarily due to the significant decline in commodity prices and a corresponding deterioration in market conditions in fiscal 1999 causing a small number of the Company's customers to become insolvent.

DEBT ISSUANCE COSTS

    During fiscal 1999, the Company recorded an expense of $6,307,000 which represented the write-off of debt issuance costs. The debt issuance costs were associated with the Company's bridge loan which was subsequently repaid using the proceeds from the Company's private offering of 14% Senior Subordinated Notes.

RESTRUCTURING CHARGE

    In response to an industry downturn caused by historically low oil and gas prices and the resulting slowdown in business, on December 7, 1998, the Company announced a company-wide restructuring plan to reduce operating costs beyond those achieved through the Company's consolidation efforts. The plan involved a reduction in the size of management and on-site work force, salary reductions averaging 21% for senior management, the combination of previously separate operating divisions and the elimination of redundant overhead and facilities. The restructuring plan resulted in pretax charges to earnings of approximately $6.7 million in the second quarter ending December 31, 1998 and $1.5 million in the third quarter ending March 31, 1999. However, due to an increase in oil and gas prices beginning during the Company's fourth fiscal quarter, the Company amended its restructuring plan to decrease the number of planned employee terminations. Increased demand for the Company's services made such terminations unnecessary and would have, in management's opinion, restricted the Company's ability to provide services to its customers. Consequently, the Company did not utilize approximately $3.7 million of the pretax charges. Essentially all of the unutilized portion of the restructuring charge was reversed in the fourth quarter ending June 30, 1999 resulting in a total pretax charge for the fiscal year ended June 30, 1999 of approximately $4.5 million. The charges include severance payments and other termination benefits for 97 employees, lease commitments related to closed facilities and environmental studies performed on closed leased yard locations.

INCOME TAXES

    The Company's income tax expense for the year ended June 30, 1999 decreased $40,305,000 from an expense of $14,630,000 in fiscal 1998 to a benefit of $25,675,000 in fiscal 1999. The decrease in income taxes is due to the decrease in pretax income. The Company's effective tax rate for fiscal 1999 and 1998 was 32.5% and 37.7%, respectively. The fiscal 1999 effective tax benefit rate is different from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company does not expect to be required to remit federal income taxes for the next few fiscal years because of the availability of net operating loss carryforwards from fiscal 1999 and previous years.

CASH FLOW

    The Company's net cash provided by operating activities for the year ended June 30, 1999 decreased $54,352,000 from a positive $40,925,000 in fiscal 1998 to a negative $13,427,000 in fiscal 1999. The decrease is primarily due to the decline in equipment utilization and, to a lesser extent, pricing of oilfield services during throughout fiscal 1999 and the existence of a high level of fixed costs, including general and administrative expenses and interest.

    The Company's net cash used in investing activities for the year ended June 30, 1999 decreased $11,685,000, or 4%, from $306,339,000 in fiscal 1998 to
$294,654,000 in fiscal 1999. The decrease is primarily due to decreased capital expenditures resulting from reduced equipment utilization.

    The Company's net cash provided by financing activities for the year ended June 30, 1999 increased $57,319,000 or 23%, from $248,975,000 in fiscal 1998 to
$306,294,000 in fiscal 1999. The increase is primarily the result of proceeds from borrowings and the Equity Offering.

FISCAL YEAR ENDED JUNE 30, 1998 VERSUS FISCAL YEAR ENDED JUNE 30, 1997

THE COMPANY

    Revenues for the year ended June 30, 1998 increased $257,621,000, or 159%, from $162,425,000 in fiscal 1997 to $420,046,000 in fiscal 1998, while net income for fiscal 1998 increased $15,077,000, or 166%, from $9,098,000 in fiscal 1997 to $24,175,000 in fiscal 1998. The increase was primarily due to well servicing and contract drilling acquisitions throughout fiscal 1998 and greater demand for the Company's well servicing and contract drilling equipment and services through the third quarter of fiscal 1998.

OPERATING INCOME

    WELL SERVICING. Well servicing revenues for the year ended June 30, 1998 increased $230,460,000, or 160%, from $144,385,000 in fiscal 1997 to
$374,845,000 in fiscal 1998. The increase is primarily due to acquisitions throughout fiscal 1998 and greater demand for the Company's well servicing and drilling equipment and services through the third quarter of fiscal 1998.

    CONTRACT DRILLING. Revenues from contract drilling activities for the year ended June 30, 1998 increased $25,139,000, or 253%, from $9,956,000 in fiscal
1997 to $35,095,000 in fiscal 1998. The increase was primarily due to acquisitions throughout fiscal 1998.

    OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities for the year ended June 30, 1998 increased $55,000, or 1%, from $6,975,000 in fiscal 1997 to $7,030,000 in fiscal 1998. The increase in revenues is primarily due to a 26% increase, from fiscal 1997 to fiscal 1998, in the volume of oil and gas produced on a BOE basis, offset by a 20% decrease in the average price per BOE received in fiscal 1998 compared to fiscal 1997.

OPERATING EXPENSES

    WELL SERVICING. Well servicing expenses for the year ended June 30, 1998 increased $159,129,000, or 159%, from $100,366,000 in fiscal 1997 to
$259,495,000 in fiscal 1998. The increase was primarily due to acquisitions made throughout fiscal 1998 and greater demand for the Company's well servicing and drilling equipment and services through the third quarter of fiscal 1998.

    CONTRACT DRILLING. Expenses related to contract drilling activities for the year ended June 30, 1998 increased $18,318,000, or 225%, from $8,155,000 in fiscal 1997 to $26,473,000 in fiscal 1998. The increase was primarily due to acquisitions throughout fiscal 1998.

    OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities for the year ended June 30, 1998 increased $254,000, or 9%, from $2,729,000 in fiscal 1997 to $2,983,000 in fiscal 1998. The increase was primarily due to an increase in the total number of producing oil and gas wells from fiscal 1997 to fiscal 1998.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

    The Company's depreciation, depletion and amortization expense for the year ended June 30, 1998 increased $19,925,000, or 180%, from $11,076,000 in fiscal
1997 to $31,001,000 in fiscal 1998. The increase is primarily due to an increase in oilfield service depreciation resulting from the well servicing and contract drilling acquisitions completed throughout fiscal 1998.

GENERAL AND ADMINISTRATIVE EXPENSES

    The Company's general and administrative expenses for the year ended June 30, 1998 increased $21,540,000, or 123%, from $17,447,000 in fiscal 1997 to
$38,987,000 in fiscal 1998. The increase was primarily due to the well and servicing and contract drilling acquisitions throughout fiscal 1998.

INTEREST EXPENSE

    The Company's interest expense for the year ended June 30, 1998 increased $13,597,000, or 173%, from $7,879,000 in fiscal 1997 to $21,476,000 in fiscal
1998. The increase was primarily the result of additional debt incurred in connection with the well servicing and contract drilling acquisitions completed throughout fiscal 1998.

BAD DEBT EXPENSE

    The Company's bad debt expense for the year ended June 30, 1998 increased $728,000, or 743%, from $98,000 in fiscal 1997 to $826,000 in fiscal 1998. The increase was primarily due to an increase in the Company's customer base resulting from the acquisitions completed in fiscal 1998 and the latter portion of fiscal 1997.

INCOME TAXES

    The Company's income tax expense increased $9,057,000, or 163%, from $5,573,000 in income tax expense in fiscal 1997 to $14,630,000 in fiscal 1998. The increase in income taxes is primarily due to the increase in operating income. However, the Company was not required to remit the full amount of the $14,630,000 in total federal income taxes for fiscal year 1998 because of the availability of net operating loss carryforwards and accelerated depreciation.

CASH FLOW

    The Company's net cash provided by operating activities for the year ended June 30, 1998 increased $40,082,000 from $843,000 in fiscal 1997 to $40,925,000 in fiscal 1998. The increase is primarily due to the well servicing and contract drilling acquisitions made during fiscal 1998 and the latter portion of fiscal 1997.

    The Company's net cash used in investing activities for the year ended June 30, 1998 increased $225,590,000, or 279%, from $80,749,000 in fiscal 1997 to
$306,339,000 in fiscal 1998. The increase is primarily due to increased capital expenditures for well servicing operations and well servicing and contract drilling acquisitions.

    The Company's net cash provided by financing activities for the year ended June 30, 1998 increased $131,576,000 or 112% from $117,399,000 in fiscal 1997 to
$248,975,000 in fiscal 1998. The increase is primarily due to proceeds from long-term commercial paper and borrowings under the Company's existing line-of-credit during fiscal 1998.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents decreased by $1.8 million for the year ended June 30, 1999 from $25.3 million as of June 30, 1998 to $23.5 million as of June 30, 1999.

    Assuming no significant improvements in industry conditions, the Company projects approximately $32 million for oilfield service capital expenditures for fiscal 2000 as compared to $31.3 million and $51.4 million in fiscal 1999 and 1998, respectively. Odessa Exploration has no projected capital outlays for development costs for fiscal 2000, as compared to $0.3 million and $7.8 million in fiscal 1999 and 1998, respectively. The Company expects to finance its capital expenditures using net cash provided by operating activities and available credit. The Company believes that its cash flow and, to the extent required, borrowings under the Credit Agreement, will be sufficient to fund such expenditures.

LONG-TERM DEBT

    Other than capital lease obligations and miscellaneous notes payable, the Company's long-term debt is comprised of (i) a senior credit facility, (ii) a series of 14% Senior Subordinated Notes Due 2009, (iii) a series of 5% Convertible Subordinated Notes Due 2004, (iv) a series of 7% Convertible Subordinated Debentures Due 2003, and (v) a series of 9 3/8% Senior Notes Due 2007.

SENIOR CREDIT FACILITY

    In connection with the acquisition of Dawson, the Company entered into a $550,000,000 Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, among the Company, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, PNC Capital Markets, Inc., as Arranger, and the other lenders named from time to time parties thereto (as subsequently amended, the "Credit Agreement"). Between November 1998 and July 1999, the Credit Agreement was amended to (i) reduce the maximum amount of credit available thereunder to $500 million, (ii) change the interest rates payable thereunder, (iii) ease required financial covenant levels, delete certain financial covenants and add others (iv) add a requirement that the Company achieve certain minimum levels of trailing 12-month EBITDA, as adjusted, (v) tighten restrictions on acquisitions,
(vi) modify the amount to be prepaid if the Company issues additional capital stock or if the Company has excess cash flow (as defined) or if the Company sells certain specific assets, and (vii) provide minimum levels of consolidated liquidity.

    The Credit Agreement provides for a senior credit facility consisting of $150 million in revolving loans, $150 million in Tranche A term loans and $200 million in Tranche B term loans. In addition, up to $20 million of letters of credit can be issued under the Credit Agreement, but any outstanding letters of credit reduces borrowing availability under the revolving loans. The Tranche A term loans mature in sixteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 4% for installments 1 - 4, 6% for installments 5 - 8, 7% for installments 9 - 12 and 8% for installments 13 - 16. The Tranche B term loans mature in nineteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 0.25% for installments 1 - 16, 24% for installments 17 - 18 and 48% for the final installment. The commitment to make revolving loans will be reduced to $125 million and $100 million, respectively, on September 14, 2001 and September 14, 2002. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date.

    The revolving loans and the Tranche A term loans bear interest at rates based upon, at the Company's option, either the prime rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar rate plus a margin ranging from 2.25% to 3.50%, in each case depending upon the ratio of the Company's total debt (less cash on hand over $5 million) to the Company's trailing 12-month EBITDA, as adjusted. The Tranche B term loans bear interest at rates based upon, at the Company's option, either the prime rate plus 2.50% or a Eurodollar rate plus 4.00%. The Company pays commitment fees on the unused portion of the revolving loan at a varying rate (depending upon the pricing ratio) of between 0.25% and 0.50%.

    A portion of the net proceeds from the Company's equity offering (see Note 10 to the Consolidated Financial Statements--Stockholders' Equity) was used to repay approximately $106.6 million of the Tranche A term loans and $22.2 million of the Tranche B term loans, thereby reducing the principal amount outstanding, as of June 30, 1999, under the Tranche A term loans to approximately $43.4 million and the principal amount outstanding, as of June 30, 1999, under the Tranche B term loans to approximately $177.8 million. The Tranche A term loan prepayments and Tranche B term loan prepayments were applied to reduce each of the mandatory repayment installments of the Tranche A and Tranche B term loans, respectively, pro rata, thereby equally reducing all amortization payments without altering the amortization schedule. At June 30, 1999, there was approximately $89,618,000 outstanding under the revolving loans. Additionally, the Company had outstanding letters of credit of $10,832,000 as of June 30, 1999 related to its workman's compensation insurance.

    See Note 5 to Consolidated Financial Statements--Long Term Debt for further discussion of the Senior Credit Facility.

14% SENIOR SUBORDINATED NOTES

    On January 22, 1999 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the private placement, net of fees and expenses, were used to repay substantially all of the remaining $148.6 million principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson.

    On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the Senior Subordinated Notes with the proceeds of certain offerings of equity at 114% of par, plus accrued interest.

    The Unit Warrants have separated from the 14% Senior Subordinated Notes and will become exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 14% Senior Subordinated Notes were issued, includes borrowings under the Credit Agreement and the Dawson 9 3/8% Senior Notes.

    At June 30, 1999, $150,000,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year, beginning July 15, 1999.

5% CONVERTIBLE SUBORDINATED NOTES

    On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of the 5% Convertible Subordinated Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of the 5% Convertible Subordinated Notes. The placements were made as private offerings pursuant to Rule 144A and Regulation S under the Securities Act. The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 5% Convertible Subordinated Notes were issued, includes borrowings under the Credit Agreement, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments.

    The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on or after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

    At June 30, 1999, $216,000,000 principal amount of the 5% Convertible Subordinated Notes remained outstanding. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15. Interest of approximately $5.4 million was paid on March 15, 1999.

7% CONVERTIBLE SUBORDINATED DEBENTURES

    In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures") pursuant to Rule 144A under the Securities Act. The 7% Convertible Subordinated Debentures are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 7% Convertible Subordinated Debentures were issued, includes borrowings under the Current Credit Agreement, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes.

    The Debentures are convertible, at any time prior to maturity, at the holders' option, into shares of the Company's common stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, holders who converted prior to July 1, 1999 were entitled to receive a payment, in cash or the Company's common stock (at the Company's option) generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999.

    The 7% Convertible Subordinated Debentures are redeemable, at the option of the Company, on or after July 15, 1999, at a redemption price of 104%, decreasing 1% per year on each anniversary date thereafter.

    During fiscal 1998, $47,400,000 in principal amount of the Debentures was converted into 4,861,538 shares of the Company's common stock. An additional 165,423 shares of common stock were issued representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999 and an additional 35,408 shares of common stock were issued as an inducement to convert. The additional 165,423 shares of common stock, representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999, are included in equity. The fair value of the additional 35,408 shares of common stock issued as inducement to convert was $710,186 and is recorded as interest expense in the consolidated statement of operations. In addition, the proportional amount of unamortized debt issuance costs associated with the converted 7% Convertible Subordinated Debentures was charged to additional paid-in capital at the time of conversion.

    At June 30, 1999, $4,600,000 principal amount of the 7% Convertible Subordinated Debentures remained outstanding. Interest on the 7% Convertible Subordinated Debentures is payable on January 1 and July 1 of each year. Interest of approximately $161,000 was paid on July 1, 1998 and January 1, 1999.

DAWSON 9 3/8% SENIOR NOTES

    As the result of the Dawson acquisition, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. Most of the Company's subsidiaries guaranteed those obligations and the senior notes due 2007 (the "Dawson

9 3/8% Senior Notes") issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Credit Agreement. On November 17, 1998 the Company completed a cash tender offer to purchase the full $140,000,000 outstanding principal amount of Dawson 9 3/8% Senior Notes at 101% of the aggregate principal amount of the notes, using borrowings under the Credit Agreement. Under the tender offer, $138,594,000 in principal amount of the Dawson 9 3/8% Senior Notes was redeemed and a premium of $1,386,000 was paid. In addition, accrued interest of $4,078,000 was paid at redemption.

    At June 30, 1999, $1,406,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding. Interest on the Dawson 9 3/8% Senior Notes is payable on February 1 and August 1 of each year. Interest of approximately $65,906 was paid on February 1, 1999.

                 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board has recently issued the following accounting standards which will be adopted by the Company in the future.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, this statement will have on the Company's financial statements. The Company will adopt this statement no later than July 1, 2000.

                       IMPACT OF INFLATION ON OPERATIONS

    Management is of the opinion that inflation has not had a significant impact on the Company's business.

                                YEAR 2000 ISSUE

    Many older computer programs were written using a two-digit year instead of a four-digit year. As a result, those computer programs may be unable to process date-sensitive information in the year 2000 and beyond. This situation, frequently referred to as the Year 2000 or Y2K issue, could cause a temporary disruption of the ordinary course of business. Moreover, as a result of the acquisitions completed by the Company over the past three years, the Company has simultaneously utilized multiple management information systems in connection with its business operations and financial reporting process. As a result of the foregoing factors, the Company made an assessment of its Year 2000 issues in early calendar year 1998, and at that time determined that many of these management information systems might be adversely impacted by the arrival of the Year 2000.

    Accordingly, for operational efficiency and to prevent any adverse impacts that may result from the arrival of Year 2000, in July 1998 the Company commenced the implementation of a new integrated management information system along with updated hardware that replaced most of the systems previously utilized by the Company. The implementation of the new integrated management information system, which has been certified by its vendor to be Year 2000 compliant, is substantially complete. While this new management information system does not cover the Company's Argentine operations, the Company is currently implementing a separate management information system for its Argentine operations that uses software that is virtually identical to the Company's domestic management information system software, that the Company expects to be in place in late calendar year 1999. Through June 30, 1999, the Company has capitalized approximately $2,534,000 for its new management information system.

    The inventory, assessment, modification and testing of smaller, less critical, financial and operational systems have been substantially completed. In addition, the assessment of systems embedded in the Company's buildings, equipment and other infrastructures has also been completed. To date, there has been no discovery of a significant non-compliant embedded system. The Company has communicated with the suppliers, customers and financial institutions that it considers to be material third parties and is evaluating its risks related to any possible failure of such third parties to be year 2000 compliant. The effect, if any, on the Company's results of operations arising from the failure of these third parties to be Year 2000 compliant is not reasonably estimable at this time. Risk assessment and contingency plans related to these parties are expected to be complete by the end of November 1999. Contingency plans to mitigate the Company's risks from Year 2000-related interruptions are being developed and are expected to be complete by the end of November 1999.

    Although the Company believes that in a most reasonably likely worst case scenario it will not be materially impacted by its or any third party non-compliance, there can be no assurances that failure by the Company or by third parties to fully implement appropriate Year 2000 plans will not have a material adverse effect on the Company's results of operations. Adverse effects on the Company could include, among other things: business disruptions (e.g., computer downtime and reversion to manual accounting records for billings, payments and collections), increased costs, and loss of revenues.

ITEM 7A.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

    The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Key's potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in foreign currency exchange risk, interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how Key views and manages its ongoing market risk exposures.

                               INTEREST RATE RISK

    At June 30, 1999, Key had long-term debt outstanding of $699,978,000. Of this amount, $368,545,000 or 52%, bears interest at fixed rates as follows:

                                                                                     (000'S)
                                                                                    BALANCE AT
                                                                                     6/30/99
                                                                                    ----------
5% Convertible Subordinated Notes Due 2004........................................  $  216,000
14% Senior Subordinated Notes Due 2009............................................     142,907
7% Convertible Subordinated Debentures Due 2003...................................       4,600
Dawson 9 3/8% Senior Notes Due 2007...............................................       1,406
Other (rates generally ranging from 8.0% to 8.5%).................................       3,632
                                                                                    ----------
                                                                                    $  368,545
                                                                                    ----------
                                                                                    ----------

    The remaining $331,433,000 of debt outstanding as of June 30, 1999 bears interest at floating rates which averaged approximately 8.75% at the end of 1999. A 10% increase in short-term interest rates on the floating-rate debt outstanding at the end of 1999 would equal approximately 87.5 basis points. Such an increase in interest rates would increase Key's fiscal 2000 interest expense by approximately $2.9 million assuming borrowed amounts remain outstanding (See
Note 5 to the Consolidated Financial Statements for further discussion).

    The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                             FOREIGN CURRENCY RISK

    Key's net assets, net earnings and cash flows from its Argentina subsidiaries are currently not exposed to foreign currency risk, as Argentina's currency is tied to the U. S. dollar. Key's net assets, net earnings and cash flows from its Canadian subsidiary is based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of the Canadian operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

    A 10% change in the Canadian-to-U. S. Dollar exchange rate would not be material to the net assets, net earnings or cash flows of Key.

                              COMMODITY PRICE RISK

    Key's major market risk exposure for its oil and gas production operations is in the pricing applicable to its oil and gas sales. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and gas production has been volatile and unpredictable for several years.

    Key periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through commodity option contracts whereby Key will receive a fixed price for its production if the market price is in excess of the contract's stated price. Key pays a premium for its option contracts. Such premiums are amortized to oil and gas revenues over the life of the related option contracts. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage Key's exposure to oil and gas price fluctuations. Realized gains from the settlement of these financial hedging instruments are recognized in oil and gas sales when the associated production occurs. The gains and losses realized as a result of these hedging activities are substantially offset in the cash market when the hedged commodity is delivered. Key does not hold or issue derivative instruments for trading purposes.

    As of June 30, 1999, Key had oil and gas price hedging instruments in place which represented 22,000 barrels of oil production per month and approximately 100,000 Mmbtu of gas production per month. The total fiscal 2000 hedged oil and gas volumes represent approximately 100% and 62%, respectively, of expected calendar year total production. A 10% increase in the index price of oil or gas from their levels at June 30, 1999 would have no impact on the Company's net assets, net earnings or cash flows (as derived from commodity option contracts), as the put options outstanding at June 30, 1999 are not "in-the-money" (See Note 8 to the Consolidated Financial Statements for further discussion).

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Presented herein are the consolidated financial statements of Key Energy Services, Inc. as of June 30, 1999 and 1998 and the years ended June 30, 1999, 1998 and 1997.

    Also, included is the report of KPMG LLP, independent certified public accountants, on such consolidated financial statements as of June 30, 1999 and 1998 and for the years ended June 30, 1999, 1998 and 1997.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Consolidated Balance Sheets................................................................................          26

Consolidated Statements of Operations......................................................................          27

Consolidated Statements of Comprehensive Income............................................................          28

Consolidated Statements of Cash Flows......................................................................          29

Consolidated Statements of Stockholders' Equity............................................................          30

Notes to Consolidated Financial Statements.................................................................          31

Independent Auditors' Report...............................................................................          58

                           KEY ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,   JUNE 30,
                                                                           1999       1998
                                                                        ----------  --------
                                                                         (THOUSANDS, EXCEPT
                                                                            SHARE DATA)
                                           ASSETS

Current assets:
  Cash................................................................  $   23,478  $ 25,265
  Accounts receivable, net of allowance for doubtful accounts ($6,790
    - 1999, $2,843 - 1998)............................................      91,998    82,406
  Inventories.........................................................      12,742    13,315
  Deferred tax asset..................................................          --     1,203
  Prepaid income taxes................................................         916       537
  Prepaid expenses and other current assets...........................       3,409     4,831
                                                                        ----------  --------
Total current assets..................................................     132,543   127,557
                                                                        ----------  --------
Property and equipment:
  Oilfield service equipment..........................................     632,854   400,731
  Contract drilling equipment.........................................      86,225    61,629
  Motor vehicles......................................................      70,398    19,748
  Oil and gas properties and other related equipment, successful
    efforts method....................................................      42,925    42,638
  Furniture and equipment.............................................       8,452     5,333
  Buildings and land..................................................      31,086    17,458
                                                                        ----------  --------
                                                                           871,940   547,537
Accumulated depreciation & depletion..................................    (102,378)  (48,385)
                                                                        ----------  --------
Net property and equipment............................................     769,562   499,152
                                                                        ----------  --------
  Goodwill, net.......................................................     205,423    44,936
  Deferred costs, net.................................................      23,779    12,169
  Notes receivable - related parties..................................       2,835        --
  Other assets........................................................      13,996    14,826
                                                                        ----------  --------
  Total assets........................................................  $1,148,138  $698,640
                                                                        ----------  --------
                                                                        ----------  --------

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable....................................................  $   18,527  $ 20,124
  Other accrued liabilities...........................................      25,291    22,239
  Accrued interest....................................................      13,079     3,818
  Current portion of long-term debt...................................      16,254     1,848
                                                                        ----------  --------
Total current liabilities.............................................      73,151    48,029
                                                                        ----------  --------
Long-term debt, less current portion..................................     683,724   397,931
Non-current accrued expenses..........................................       1,739     4,812
Deferred tax liability................................................     101,430    93,761
Commitments and contingencies.........................................          --        --
Stockholders' equity:
  Common stock, $.10 par value; 100,000,000 shares authorized,
    83,155,072 and 18,684,479 shares issued, respectively at June 30,
    1999 and 1998, respectively.......................................       8,317     1,868
  Additional paid-in capital..........................................     301,615   119,303
  Treasury stock, at cost; 416,666 shares at June 30, 1999 and 1998...      (9,682)   (9,682)
  Accumulated other comprehensive income..............................           9     1,525
  Retained earnings (deficit).........................................     (12,165)   41,093
                                                                        ----------  --------
Total stockholders' equity............................................     288,094   154,107
                                                                        ----------  --------
Total liabilities and stockholders' equity............................  $1,148,138  $698,640
                                                                        ----------  --------
                                                                        ----------  --------

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      YEAR ENDED JUNE 30,
                                                                               ----------------------------------
                                                                                  1999        1998        1997
                                                                               ----------  ----------  ----------
                                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Well servicing.............................................................  $  458,315  $  374,845  $  144,385
  Contract drilling..........................................................      22,707      35,095       9,956
  Oil and gas production.....................................................       6,461       7,030       6,975
  Other, net.................................................................       1,086       3,076       1,109
                                                                               ----------  ----------  ----------
                                                                                  488,569     420,046     162,425
                                                                               ----------  ----------  ----------
COSTS AND EXPENSES:
  Well servicing.............................................................     341,807     259,495     100,366
  Contract drilling..........................................................      23,466      26,473       8,155
  Oil and gas production.....................................................       2,907       2,983       2,729
  Depreciation, depletion and amortization...................................      62,074      31,001      11,076
  General and administrative.................................................      53,108      38,987      17,447
  Bad debt expense...........................................................       5,928         826          98
  Debt issuance costs........................................................       6,307          --          --
  Restructuring charge.......................................................       4,504          --          --
  Interest...................................................................      67,401      21,476       7,879
                                                                               ----------  ----------  ----------
                                                                                  567,502     381,241     147,750
                                                                               ----------  ----------  ----------
Income (loss) before income taxes and minority interest......................     (78,933)     38,805      14,675
Income tax benefit (expense).................................................      25,675     (14,630)     (5,573)
Minority interest in net income..............................................          --          --          (4)
                                                                               ----------  ----------  ----------
NET INCOME (LOSS)............................................................  $  (53,258) $   24,175  $    9,098
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------
EARNINGS (LOSS) PER SHARE:
  Basic......................................................................  $    (1.94) $     1.41  $     0.81
  Diluted....................................................................  $    (1.94) $     1.23  $     0.66
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic......................................................................      27,501      17,153      11,216
  Diluted....................................................................      27,501      24,024      17,632

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                   KEY ENERGY SERVICES, INC AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                         YEAR ENDED JUNE 30,
                                                                                   --------------------------------
                                                                                      1999       1998       1997
                                                                                   ----------  ---------  ---------
                                                                                             (THOUSANDS)
NET INCOME (LOSS)................................................................  $  (53,258) $  24,175  $   9,098
                                                                                   ----------  ---------  ---------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on available-for-sale securities, net of $821 tax.............          --      1,525         --
  Reversal of unrealized gain on available-for-sale securities, net of $821 tax
    (see Note 3).................................................................      (1,525)        --         --
  Foreign currency translation gain, net of $5 tax...............................           9         --         --
                                                                                   ----------  ---------  ---------
OTHER COMPREHENSIVE INCOME, NET OF TAX...........................................      (1,516)     1,525         --
                                                                                   ----------  ---------  ---------
COMPREHENSIVE INCOME (LOSS), NET OF TAX..........................................  $  (54,774) $  25,700  $   9,098
                                                                                   ----------  ---------  ---------
                                                                                   ----------  ---------  ---------

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      YEAR ENDED JUNE 30,
                                                                             -------------------------------------
                                                                                1999         1998         1997
                                                                             -----------  -----------  -----------
                                                                                          (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................   $ (53,258)   $  24,175    $   9,098
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO NET CASH PROVIDED BY
    (USED IN) OPERATIONS:..................................................
  Depreciation, depletion and amortization.................................      62,074       31,001       11,076
  Amortization of deferred debt costs and warrants.........................       5,216        2,459          344
  Bad debt expense.........................................................       5,928          826           98
  Restructuring charge.....................................................         233           --           --
  Deferred income taxes....................................................     (25,675)       7,287        4,180
  Minority interest in net income..........................................          --           --            4
  Gain on sale of assets...................................................         111         (189)        (235)
  Other non-cash items.....................................................          13        1,313           --
  CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS FROM THE ACQUISITIONS:
    (Increase) decrease in accounts receivable.............................       9,741       (3,999)     (15,002)
    (Increase) decrease in other current assets............................        (432)      (4,051)      (2,811)
    Decrease in accounts payable, accrued interest and accrued expenses....     (17,378)     (17,897)      (5,909)
                                                                             -----------  -----------  -----------
  Net cash provided by (used in) operating activities......................     (13,427)      40,925          843
                                                                             -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures--Well servicing.....................................     (26,776)     (44,284)     (15,084)
  Capital expenditures--Contract drilling..................................      (1,063)      (5,385)      (1,483)
  Capital expenditures--Oil and gas........................................        (287)      (7,849)      (8,188)
  Capital expenditures--Other..............................................      (3,181)      (1,748)          --
  Proceeds from sale of fixed assets.......................................       7,110        1,279        3,159
  Cash received in acquisitions............................................      27,008        2,903        2,342
  Acquisitions--Well servicing.............................................    (292,638)    (172,536)     (62,808)
  Acquisitions--Contract drilling..........................................          --      (49,440)          --
  Acquisitions--Oil and gas................................................          --       (9,298)          --
  Purchase of marketable equity securities.................................          --       (9,979)          --
  Notes receivable from related parties....................................      (2,835)          --           --
  Acquisitions--minority interest..........................................          --       (3,426)          --
  Other assets and liabilities.............................................      (1,992)      (6,576)       1,313
                                                                             -----------  -----------  -----------
  Net cash used in investing activities....................................    (294,654)    (306,339)     (80,749)
                                                                             -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital lease obligations................    (487,376)    (237,424)     (49,587)
  Borrowings under line-of-credit..........................................     328,411      280,770      120,000
  Proceeds from bridge loan................................................     150,000           --           --
  Proceeds from equity offering, net of expenses...........................     180,441           --           --
  Proceeds from stock options exercised....................................          92        1,042          141
  Proceeds from warrants exercised.........................................          --        4,223        1,362
  Purchase of treasury stock...............................................          --       (9,682)          --
  Proceeds from convertible subordinated debentures........................          --           --       52,000
  Proceeds from issuance of stock option warrants..........................       7,434           --           --
  Proceeds from 14% Notes offering.........................................     142,566      216,000           --
  Debt issuance costs......................................................     (15,274)      (9,270)      (7,389)
  Proceeds from other long-term debt.......................................          --        3,316          872
                                                                             -----------  -----------  -----------
  Net cash provided by financing activities................................     306,294      248,975      117,399
                                                                             -----------  -----------  -----------
  Net increase (decrease) in cash and cash equivalents.....................      (1,787)     (16,439)      37,493
  Cash and cash equivalents at beginning of period.........................      25,265       41,704        4,211
                                                                             -----------  -----------  -----------
  Cash and cash equivalents at end of period...............................   $  23,478    $  25,265    $  41,704
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (THOUSANDS)

                                             COMMON STOCK                                     ACCUMULATED
                                         --------------------  ADDITIONAL                       OTHER
                                         NUMBER OF  AMOUNT AT   PAID-IN    TREASURY  RETAINED COMPREHENSIVE
                                          SHARES       PAR      CAPITAL     STOCK    EARNINGS   INCOME     TOTAL
                                         ---------  ---------  ----------  --------  -------- ----------  --------
BALANCE AT JUNE 30, 1996................  10,414     $1,041     $ 32,763   $    --   $ 7,820   $    --    $ 41,624
                                         ---------  ---------  ----------  --------  -------- ----------  --------
  Issuance of common stock for
    acquisition of companies............   1,547        156       19,750                                    19,906
  Issuance of common stock for
    acquisition of assets...............      88          8        1,040                                     1,048
  Exercise of warrants..................     221         22        1,340                                     1,362
  Exercise of options...................      28          3          138                                       141
  Net income............................                                               9,098                 9,098
                                         ---------  ---------  ----------  --------  -------- ----------  --------
BALANCE AT JUNE 30, 1997................  12,298     $1,230     $ 55,031        --   $16,918        --    $ 73,179
                                         ---------  ---------  ----------  --------  -------- ----------  --------
  Issuance of common stock for
    acquisition of assets...............     225         22        5,912                                     5,934
  Issuance of common stock for
    acquisition of companies............     340         34        7,895                                     7,929
  Exercise of warrants..................     609         61        4,162                                     4,223
  Exercise of options...................     209         21        1,021                                     1,042
  Conversion of 7% Notes................   5,062        506       45,282                                    45,788
  Purchase of treasury stock--416,666
    shares..............................                                    (9,682)                         (9,682)
  Mark-to-market of available for sale
    securities, net of tax..............                                                         1,525       1,525
  Other.................................     (58)        (6)                                                    (6)
  Net income............................                                              24,175                24,175
                                         ---------  ---------  ----------  --------  -------- ----------  --------
BALANCE AT JUNE 30, 1998................  18,685     $1,868     $119,303   $(9,682)  $41,093   $ 1,525    $154,107
                                         ---------  ---------  ----------  --------  -------- ----------  --------
  Reversal of unrealized gain on
    available for sale securities (see
    Note 3).............................                                                        (1,525)     (1,525)
  Foreign currency translation
    adjustment, net of tax..............                                                             9           9
  Issuance of warrants with 14% Notes...                           7,434                                     7,434
  Issuance of common stock in equity
    offering, net of offering costs.....  64,245      6,425      174,016                                   180,441
  Issued to lender in lieu of fee.......     200         20          980                                     1,000
  Exercise of options...................      15          2           92                                        94
  Other.................................      10          2         (210)                                     (208)
  Net income (loss).....................                                             (53,258 )             (53,258)
                                         ---------  ---------  ----------  --------  -------- ----------  --------
BALANCE AT JUNE 30, 1999................  83,155     $8,317     $301,615   $(9,682)  $(12,165)  $     9   $288,094
                                         ---------  ---------  ----------  --------  -------- ----------  --------
                                         ---------  ---------  ----------  --------  -------- ----------  --------

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 1999, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Key Energy Services, Inc., formerly known as Key Energy Group, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,400 well service rigs and 1,200 oilfield trucks as of June 30, 1999. The Company provides a complete range of well services to major and independent oil and gas companies, including: rig-based well maintenance, workover, completion, and re-completion services (including horizontal recompletions); oilfield trucking; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the Gulf Coast (including South Texas, the Central Gulf Coast of Texas, South Louisiana, and the ArkLaTex region), the Permian Basin of West Texas and Eastern New Mexico, the MidContinent region (including the Anadarko, Hugoton and Arkoma Basins), the Four Corners area (including the San Juan, Piceance, Uinta, and Paradox Basins), the Eastern Region (including the Appalachian, Michigan and Illinois Basins), the Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Ontario, Canada. The Company is also a leading onshore drilling contractor, with 73 land drilling rigs as of June 30, 1999. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin and Texas Panhandle.

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

INVENTORIES

    Inventories, which consist primarily of oilfield service parts and supplies held for consumption and parts and supplies held for sale at the Company's various retail supply stores, are valued at the lower of average cost or market.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

    The Company provides for depreciation and amortization of oilfield service and related equipment using the straight-line method, excluding its drilling rigs, over the following estimated useful lives of the assets:

DESCRIPTION                                                                               YEARS
--------------------------------------------------------------------------------------  ---------
Well service rigs.....................................................................         25
Motor vehicles........................................................................          5
Furniture and equipment...............................................................        3-7
Buildings and improvements............................................................      10-40
Gas processing facilities.............................................................         10
Disposal wells........................................................................      15-30
Trucks, trailers and related equipment................................................       7-15

    The components of a well service rig that generally require replacement during the rig's life are depreciated over their estimated useful lives, which range from three to 15 years. The basic rigs, excluding components, have estimated useful lives from date of original manufacture ranging from 25 to 35 years. Salvage values are assigned to the rigs based on an estimate of 10%.

    Effective July 1, 1998, the Company made certain changes in the estimated useful lives of its well service rigs, increasing the lives from 17 years to 25 years. This change decreased the net loss for the twelve months ended June 30, 1999 by approximately $3,100,000 ($0.11 per share-basic). Had this change been made effective July 1, 1997, the effect would have increased net income for the fiscal year ended June 30, 1998 by $1,317,000 ($0.08 per share-basic). This change was made to better reflect the expected utilization of these assets over time, to better provide matching of revenues and expenses and to better reflect the industry standard in regards to estimated useful lives of workover rigs.

    Effective July 1, 1997 the Company changed its method of calculating depreciation on its drilling rigs from the straight-line method to the units-of-production method. This method takes into consideration the number of days the rigs are actually in service each month and depreciation is recorded for at least 15 days each month for each rig that is available for service. The Company believes that this method more appropriately reflects its financial results by better matching revenues with expenses and to better reflect how the assets are to be used over time. The effect of this change on net income for fiscal 1998, 1997 and 1996 was not material.

    The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs and geological and geophysical costs (if any), are expensed. Capitalized costs relating to proved properties are depleted using the units-of-production method.

    The Company has adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets including certain identifiable intangibles, held and used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, the Company groups its long-lived assets, including goodwill, on a yard-by-yard basis and compares the estimated future cash flows of each yard to the yard's

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) net carrying value. The Company would record an impairment, reducing the yard's net carrying value to an estimated fair value, if the estimated future cash flows were less than the yard's net carrying value. Since adoption of this statement no impairment losses have been required.

HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments, primarily commodity option contracts to reduce the exposure of its oil and gas producing operations to changes in the market price of natural gas and crude oil and to fix the price for natural gas and crude oil independently of the physical sale.

    The financial instruments that the Company accounts for as hedging contracts must meet the following criteria: the underlying asset or liability must expose the Company to price risk that is not offset in another asset or liability, the hedging contract must reduce that price risk, and the instrument must be designated as a hedge at the inception of the contract and throughout the contract period. In order to qualify as a hedge, there must be clear correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability such that changes in the market value of the financial instrument will be offset by the effect of price rate changes on the exposed items.

    Premiums paid for commodity option contracts, which qualify as hedges, are amortized to oil and gas sales over the terms of the contracts. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the commodity option contracts are accrued as an increase in oil and gas sales for the applicable periods.

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998.) The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of adoption of SFAS 133.

COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") effective July 1, 1998. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS 130, the Company has presented the components of comprehensive income in its Consolidated Statements of Comprehensive Income.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) ENVIRONMENTAL

    The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the adverse environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

GOODWILL

    Goodwill, totaling $216.9 million and $47.2 million at June 30, 1999 and 1998, respectively, represents the cost in excess of fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in purchase transactions. Goodwill of $169.7 million and $37.1 million was added in 1999 and 1998, respectively. Goodwill is being amortized on a straight-line basis over periods ranging from ten to 25 years and is recorded net of accumulated amortization of $11.5 million and $2.3 million at June 30, 1999 and 1998, respectively. Amortization of goodwill for fiscal 1999, 1998 and 1997 was $9,202,000, $1,442,000 and $622,000, respectively. The carrying amount of unamortized goodwill is reviewed for potential impairment loss whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable (see Property and Equipment above, for further discussion).

DEFERRED COSTS

    Deferred costs totaling $30,488,000 and $14,213,000 at June 30, 1999 and 1998, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $6,709,000 and $2,044,000 at June 30, 1999 and 1998, respectively. Deferred costs are amortized to interest expense using the straight-line method over the life of each applicable debt instrument. Amortization of deferred costs totaled $4,664,000, $2,006,000 and $344,000 for fiscal 1999, 1998 and 1997, respectively.

INCOME TAXES

    The Company accounts for income taxes based upon Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.

    The Company and its eligible subsidiaries file a consolidated U. S. federal income tax return. Certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the consolidated U. S. federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) EARNINGS PER SHARE

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

                                                                   YEAR ENDED JUNE 30,
                                                             --------------------------------
                                                                1999       1998       1997
                                                             ----------  ---------  ---------
                                                               (THOUSANDS, EXCEPT PER SHARE
                                                                          DATA)
BASIC EPS COMPUTATION:
NUMERATOR--
  Net income (loss)........................................  $  (53,258) $  24,175  $   9,098
DENOMINATOR--
  Weighted average common shares outstanding...............      27,501     17,153     11,216
                                                             ----------  ---------  ---------
BASIC EPS..................................................  $    (1.94) $    1.41  $    0.81
                                                             ----------  ---------  ---------
                                                             ----------  ---------  ---------

DILUTED EPS COMPUTATION:
NUMERATOR--
  Net income (loss)........................................  $  (53,258) $  24,175  $   9,098

  Effect of dilutive securities, tax effected:
  Convertible securities...................................          --      5,331      2,578
                                                             ----------  ---------  ---------
                                                             $  (53,258) $  29,506  $  11,676
                                                             ----------  ---------  ---------
DENOMINATOR--
  Weighted average common shares outstanding:..............      27,501     17,153     11,216
  Warrants.................................................          --        141        340
  Stock options............................................          --      1,266        743
  7% Convertible Debentures................................          --      1,191      5,333
  5% Convertible Debentures................................          --      4,273         --
                                                             ----------  ---------  ---------
                                                                 27,501     24,024     17,632
                                                             ----------  ---------  ---------
DILUTED EPS................................................  $    (1.94) $    1.23  $    0.66
                                                             ----------  ---------  ---------
                                                             ----------  ---------  ---------

    The fiscal 1999 earnings per share calculation excludes the Company's convertible debt, outstanding warrants and stock options, because the effects of such instruments on earning per share would be anti-dilutive.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing and, by policy, limits the amount of credit exposure to any one financial institution. The Company's customer base consists primarily of multi-national, foreign national and independent oil and natural gas producers. This may

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) affect the Company's overall exposure to credit risk either positively or negatively, in as much as its customers are affected by economic conditions in the oil and gas industry, which have historically been cyclical. However, account receivables are well diversified among many customers and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. Historically, credit losses have been insignificant. Receivables are generally not collateralized, although the Company may generally secure a receivable at any time by filing a mechanic's or material-man's lien on the well serviced. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

    The Company did not have any one customer who represented 10% or more of consolidated revenues for the fiscal year ended June 30, 1999 or 1998. During the year ended June 30, 1997, the Company had sales to one customer, which totaled 13% of consolidated revenues.

STOCK-BASED COMPENSATION

    The Company accounts for stock option grants to employees using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under the Company's stock incentive plans, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock; accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recognized.

    In October 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB 25. Companies may continue to follow the current accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS 123. The Company has disclosed in Note 10 the pro forma information required under SFAS 123.

FOREIGN CURRENCY GAINS AND LOSSES

    The local currency is the functional currency for all of the Company's foreign operations (Argentina and Canada). The cumulative translation gains and losses, resulting from translating each foreign subsidiary's financial statements from the functional currency to U.S. dollars, is included in other comprehensive income and accumulated in equity until a partial or complete sale or liquidation of the Company's net investment in the foreign entity.

CASH AND CASH EQUIVALENTS

    The Company considers all unrestricted highly liquid investments with less than a three-month maturity when purchased, as cash equivalents.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) IMPACT OF INFLATION ON OPERATIONS

    Although in the complex environment of today's economy it is extremely difficult to make an accurate assessment of the impact of inflation on the Company's operations, management is of the opinion that inflation has not had a significant impact on its business.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1998 and 1997 consolidated financial statements to conform to the fiscal 1999 presentation.

2. RESTRUCTURING CHARGE

    In response to an industry downturn caused by historically low oil and gas prices and the resulting slowdown in business, on December 7, 1998, the Company announced a company-wide restructuring plan to reduce operating costs beyond those achieved through the Company's consolidation efforts. The plan involved a reduction in the size of management and on-site work force, salary reductions averaging 21% for senior management, the combination of previously separate operating divisions and the elimination of redundant overhead and facilities. The restructuring plan resulted in pretax charges to earnings of approximately $6.7 million in the second quarter ending December 31, 1998 and $1.5 million in the third quarter ending March 31, 1999. However, due to an increase in oil and gas prices beginning during the Company's fourth fiscal quarter, the Company amended its restructuring plan to decrease the number of planned employee terminations. Increased demand for the Company's services made such terminations unnecessary and would have, in management's opinion, restricted the Company's ability to provide services to its customers. Consequently, the Company did not utilize approximately $3.7 million of the pretax charges. Essentially all of the unutilized portion of the restructuring charge was reversed in the fourth quarter ending June 30, 1999 resulting in a total pretax charge for the fiscal year ended June 30, 1999 of approximately $4.5 million. The charges include severance payments and other termination benefits for approximately 97 employees, lease commitments related to closed facilities and environmental studies performed on closed leased yard locations. The Company has substantially completed the plan at June 30, 1999, however, there remains approximately $180,000 for COBRA benefits to terminated employees and $53,000 for contractual payments to an employee. The major components of the restructuring charge and costs incurred to date are as follows:

                                                              COSTS INCURRED
                                            RESTRUCTURING    THROUGH JUNE 30,     BALANCE AS OF
DESCRIPTION                                    CHARGE              1999           JUNE 30, 1999
------------------------------------------  -------------  --------------------  ---------------
                                                               (IN THOUSANDS)
Severance/employee costs..................    $   4,457         $   (4,224)         $     233
Lease commitments.........................           27                (27)                --
Environmental clean-up....................           20                (20)                --
                                                 ------            -------              -----
    Total.................................    $   4,504         $   (4,271)         $     233
                                                 ------            -------              -----
                                                 ------            -------              -----

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

3.  BUSINESS AND PROPERTY ACQUISITIONS

DAWSON PRODUCTION SERVICES, INC.

    In September 1998, the Company completed the acquisition of all of the capital stock of Dawson Production Services, Inc. ("Dawson") for an aggregate consideration of approximately $382.6 million, including approximately $207.1 million of cash paid for the Dawson stock and for transactional fees and approximately $175.5 million of net liabilities assumed.

    Expenditures for the Dawson acquisition, including acquisition costs, less cash acquired were as follows (in thousands):

Fair value of assets acquired, including goodwill.................  $ 409,722
Liabilities assumed...............................................   (199,439)
Liabilities for employee termination costs and lease termination
  costs...........................................................     (3,162)
                                                                    ---------
Cash paid, including acquisition related expenditures and the cost
  of Dawson common stock previously held..........................    207,121
Less: Cash acquired...............................................    (27,008)
                                                                    ---------
Net cash used for the acquisition.................................  $ 180,113
                                                                    ---------
                                                                    ---------

    At the time of the closing, Dawson owned approximately 527 well service rigs, 200 oilfield trucks, and 21 production testing units in South Texas and the Gulf Coast, East Texas and Louisiana, the Permian Basin of West Texas and New Mexico, the Anadarko Basin of Texas and Oklahoma, California, and in the inland waters of the Gulf of Mexico.

    In connection with the Dawson acquisition, the Company recognized liabilities for the estimated costs to involuntarily terminate employees of Dawson and to exist certain activities of Dawson, primarily Dawson's lease liability for its corporate offices. As of June 30, 1999, the Company had completed its severance plan, terminating 44 former Dawson employees. At June 30, 1999, the Company had $592,000 accrued, representing the estimated lease termination costs of Dawson's former corporate offices.

OTHER FISCAL 1999 ACQUISITIONS

    In addition to its acquisition of Dawson, the Company acquired the assets and/or capital stock of six well servicing and contract drilling businesses during fiscal 1999, increasing its rig and truck fleet by a total of approximately 93 well service rigs, 4 drilling rigs and 185 oilfield trucks (and related equipment) for an aggregate purchase price of approximately $93.7 million in cash. Each of the acquisitions was accounted for using the purchase method and the results of the operations, generated from the acquired assets, are included in the Company's results of operations as of the completion date of each acquisition.

ACQUISITIONS COMPLETED PRIOR TO JUNE 30, 1998

    During fiscal 1998, the Company purchased the capital stock of 17 companies and purchased the assets of 13 other companies. The Company paid cash of approximately $244 million, excluding purchase price adjustments, and issued common stock and warrants to purchase the Company's common stock valued at approximately $13.8 million. During fiscal 1997, the Company purchased the common stock of 10 companies and purchased the assets of 8 other companies. The Company paid cash of approximately $62 million, excluding purchase price adjustments, and issued common stock valued at approximately $21 million. Each of the acquisitions was accounted for using the purchase method and the results of operations of the acquisitions were included in the Company's results of operations as of the date of completion of each acquisition.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

3.  BUSINESS AND PROPERTY ACQUISITIONS (CONTINUED)

PRO FORMA RESULTS OF OPERATIONS--(UNAUDITED)

    The following unaudited pro forma results of operations have been prepared as though the Dawson acquisition and the significant fiscal 1998 acquisitions (Ram Oil Well Service, Inc., Rowland Trucking Co., Inc., Big A Well Service Co., Sunco Trucking Co., Justis Supply Co., Inc., Dunbar Well Service, Inc., J.W. Gibson Well Service Co., Updike Brothers, Inc. and Lakota Drilling Co.) had been acquired on July 1, 1997 with adjustments to record specifically identifiable decreases in direct costs and general and administrative expenses related to the termination of individual employees. Pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                                      YEAR ENDED JUNE 30,
                                                                  ----------------------------
                                                                      1999           1998
                                                                  -------------  -------------
                                                                       (THOUSANDS, EXCEPT
                                                                        PER SHARE DATA)
Revenues........................................................   $   524,924    $   685,296
Net income (loss)...............................................       (58,211)        13,164
Basic earnings (loss) per share.................................         (2.12)          0.77

4. COMMITMENTS AND CONTINGENCIES

    Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

    In order to retain qualified senior management, the Company enters into employment agreements with its executive officers. These employment agreements run for periods ranging from three to five years, but can be automatically extended on a yearly basis unless terminated by the Company or the executive officer. In addition to providing a base salary for each executive officer, the employment agreements provide for severance payments for each executive officer varying from 1 to 3 years of the executive officer's base salary. The current annual base salaries for the officers covered under such employment agreements total approximately $1,280,000. The Company also enters into employment agreements with other key employees as it deems necessary in order to retain qualified personnel.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

5. LONG-TERM DEBT

    The components of long-term debt are as follows:

                                                                               JUNE 30,
                                                                        ----------------------
                                                                           1999        1998
                                                                        ----------  ----------
                                                                             (THOUSANDS)
Senior Credit Facility (i)
  Revolving Loans.....................................................  $   90,000  $  172,000
  Tranche A Term Loan.................................................      43,366          --
  Tranche B Term Loan.................................................     177,761          --
14% Senior Subordinated Notes Due 2009 (iii)..........................     142,907          --
5% Convertible Subordinated Notes Due 2004 (iv).......................     216,000     216,000
7% Convertible Subordinated Debentures Due 2003 (v)...................       4,600       4,600
Dawson 9 3/8% Senior Notes Due 2007 (vi)..............................       1,406          --
Capital leases........................................................      20,306       3,728
Other notes payable...................................................       3,632       3,451
                                                                        ----------  ----------
                                                                           699,978     399,779
Less current portion..................................................      16,254       1,848
                                                                        ----------  ----------
Long-term debt........................................................  $  683,724  $  397,931
                                                                        ----------  ----------
                                                                        ----------  ----------

(i) SENIOR CREDIT FACILITY

    On June 6, 1997, the Company entered into an agreement (the "Initial Credit Agreement") with PNC Bank, N.A. ("PNC"), as administrative agent, and a syndication of other lenders pursuant to which the lenders provided a $255 million credit facility, consisting of a $120 million seven-year term loan and a $135 million five-year revolver. The interest rate on the term loan was LIBOR plus 2.75%. The interest rate on the revolver varied based on LIBOR and the level of the Company's indebtedness. On September 25, 1997, the Company repaid the term loan and a portion of the then outstanding amounts under the revolver by applying the proceeds from the Company's private placement of the 5% Convertible Subordinated Notes discussed below.

    Effective November 6, 1997, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with PNC, as administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. Borrowings under the Amended Credit Agreement were, at the Company's option, either (i) Eurodollar Loans with interest payable quarterly at LIBOR plus 1.25%, (ii) Base Rate Loans with interest payable quarterly at the greater of PNC Prime Rate or the Federal Funds Effective Rate plus 0.50%, or (iii) a combination thereof. Effective December 3, 1997, PNC completed the syndication of the Amended Credit Agreement. In connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered into a First Amendment to the Amended Credit Agreement providing for, among other things, an increase in the maximum commitment to $250 million from $200 million.

    The terms of the Amended Credit Agreement remained unchanged until the Company's acquisition of Dawson. In connection with the acquisition of Dawson, the Company entered into a $550,000,000 Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, among the Company, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, PNC Capital Markets, Inc., as Arranger, and the

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

5. LONG-TERM DEBT (CONTINUED)
other lenders named from time to time parties thereto (as subsequently amended, the "Current Credit Agreement"). Between November 1998 and July 1999, the Current Credit Agreement was amended to (i) reduce the maximum amount of credit available thereunder to $500 million, (ii) change the interest rates payable thereunder, (iii) ease required financial covenant levels, delete certain financial covenants and add others (iv) add a requirement that the Company achieve certain minimum levels of trailing 12-month EBITDA, as adjusted, (v) tighten restrictions on acquisitions, (vi) modify the amount to be prepaid if the Company issues additional capital stock or if the Company has excess cash flow (as defined) or if the Company sells certain specific assets, and (vii) provide minimum levels of consolidated liquidity.

    The Current Credit Agreement provides for a senior credit facility consisting of $150 million in revolving loans, $150 million in Tranche A term loans and $200 million in Tranche B term loans. In addition, up to $20 million of letters of credit can be issued under the Current Credit Agreement, but any outstanding letters of credit reduces borrowing availability under the revolving loans. The Tranche A term loans mature in sixteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 4% for installments 1 - 4, 6% for installments 5-8, 7% for installments 9 - 12 and 8% for installments 13 - 16. The Tranche B term loans mature in nineteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 0.25% for installments 1 - 16, 24% for installments 17-18 and 48% for the final installment. The commitment to make revolving loans will be reduced to $125 million and $100 million, respectively, on September 14, 2001 and September 14, 2002. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date.

    The revolving loans and the Tranche A term loans bear interest at rates based upon, at the Company's option, either the prime rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar rate plus a margin ranging from 2.25% to 3.50%, in each case depending upon the ratio of the Company's total debt (less cash on hand over $5 million) to the Company's trailing 12-month EBITDA, as adjusted. The Tranche B term loans bear interest at rates based upon, at the Company's option, either the prime rate plus 2.50% or a Eurodollar rate plus 4.00%. The Company pays commitment fees on the unused portion of the revolving loan at a varying rate (depending upon the pricing ratio) of between 0.25% and 0.50%.

    The Current Credit Agreement contains various financial covenants, including: (i) consolidated debt-to-capitalization ratio at generally decreasing levels varying between 79% and 65%, (ii) consolidated interest coverage ratio at generally increasing levels varying between 2.00-to-1.00 and 3.50-to-1.00, (iii) consolidated senior leverage ratio at generally decreasing levels varying between 2.50-to-1.00 and 2.00-to-1.00, and (iv) trailing 12-month EBITDA, as adjusted, at generally increasing levels varying between $50 million and $150 million. In addition, the Company must maintain a consolidated fixed charge coverage ratio at generally decreasing levels varying between 1.25-to-1.00 and
1.00 to 1.00. The covenants for consolidated senior leverage ratio and consolidated interest coverage ratio are not imposed until the quarter ending March 31, 2001, and the covenant levels for consolidated debt-to-capitalization and trailing 12-month EBITDA, as adjusted, will remain fixed at 79% and $50 million, respectively, for the same period. The Company is also required to maintain a consolidated liquidity level of at least $30 million.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

5. LONG-TERM DEBT (CONTINUED)
    The Current Credit Agreement subjects the Company to other restrictions, including restrictions upon the Company's ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to sell assets, to make dividends, purchases of our stock or subordinated debt, to make capital expenditures in excess of levels ranging from $37.5 million in fiscal 1999 to $65 million in fiscal 2004, or to make investments, loans and advances or changes to debt instruments and organizational documents. The Company will not be permitted to make acquisitions unless (i) its consolidated debt to capitalization ratio is not more than 60% or (ii) its consolidated debt to capitalization ratio is not increased and the acquisition is funded solely with capital stock. The Company must also maintain consolidated net worth of (i) at least, $195 million plus (ii) 75% of consolidated net income for each fiscal quarter beginning with the period ending December 31, 1998, 75% of the net cash proceeds from issuance of capital stock after September 14, 1998 and 75% of the increase in consolidated net worth resulting from the conversion of the 5% Convertible Subordinated Notes or other convertible debt issued after September 14, 1998.

    All obligations under the senior credit facility are guaranteed by most of the Company's subsidiaries and are secured by substantially all the Company's assets, including the Company's accounts receivable, inventory and equipment.

    The term loans under the Current Credit Agreement, must be prepaid from (i) 100% of the net cash proceeds of up to $75 million in issuances of the Company's equity and 55% of the net cash proceeds of issuances of the Company's equity above $75 million up to $165.75 million and 25% of the net cash proceeds of issuances of the Company's equity above $165.75 million and (ii) unless required percentages of the lenders otherwise agree, 75% of the Company's excess cash flow (as defined) for each fiscal year until the Company's debt-to capitalization ratio (as defined) is less than 60% and 50% of the Company's excess cash flow for each fiscal year thereafter. A portion of the net proceeds from the Company's equity offering (see Note 10) was used to repay approximately $106.6 million of the Tranche A term loans and $22.2 million of the Tranche B term loans, thereby reducing the principal amount outstanding as of June 30, 1999 under the Tranche A term loans to approximately $43.4 million and the principal amount outstanding as of June 30, 1999 under the Tranche B term loans to approximately $177.8 million. The Tranche A term loan prepayments and Tranche B term loan prepayments were applied to reduce each of the mandatory repayment installments of the Tranche A and Tranche B term loans, respectively, pro rata, thereby equally reducing all amortization payments without altering the amortization schedule.

    At June 30, 1999, there was approximately $89,618,000 outstanding under the revolving loans. Additionally, the Company had outstanding letters of credit of $10,832,000 and $2,612,000 as of June 30, 1999 and 1998, respectively, related to its workman's compensation insurance.

(ii) BRIDGE LOAN

    In connection with the Dawson acquisition, the Company entered into a bridge loan agreement in the amount of $150,000,000, dated as of September 14, 1998, among the Company, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent, and the other lenders party thereto (the "Bridge Loan Agreement"). Interest under the Bridge Loan Agreement accrued at LIBOR plus 6.50% and was payable on the 16th day of each month beginning October 16, 1998. The Bridge Loan was repaid in January 1999 with proceeds from the Company's issuance of the 14% Senior Subordinated Notes.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

5. LONG-TERM DEBT (CONTINUED)
(iii) 14% SENIOR SUBORDINATED NOTES

    On January 22, 1999 pursuant to Rule 144A and Regulation S under the Securities Act of 1933, as amended (the "Securities Act"), the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the private placement, net of fees and expenses, were used to repay substantially all of the remaining $148.6 million principal amount (plus accrued interest) owed under the Bridge Loan Agreement.

    On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes with the proceeds of certain offerings of equity at 114% of par, plus accrued interest.

    The Unit Warrants have separated from the 14% Senior Subordinated Notes and will become exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 14% Senior Subordinated Notes were issued, includes borrowings under the Current Credit Agreement and the Dawson 9 3/8% Senior Notes.

    In the event of a change in control of the Company, as defined in the indenture under which the 14% Senior Subordinated Notes were issued, each holder of 14% Senior Subordinated Notes will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's 14% Senior Subordinated Notes, within 60 days of such event, at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

    At June 30, 1999, $150,000,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year, beginning July 15, 1999.

(iv) 5% CONVERTIBLE SUBORDINATED NOTES

    On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16 million of the 5% Convertible Subordinated Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of the 5% Convertible Subordinated Notes. The placements were made as private offerings pursuant to Rule 144A and Regulation S under the Securities Act. The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 5% Convertible Subordinated Notes were issued, includes borrowings under the Current Credit Agreement, the 14% Senior Subordinated

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

5. LONG-TERM DEBT (CONTINUED)
Notes and the Dawson 9 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments.

    The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on or after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

    In the event of a change in control of the Company, as defined in the indenture under which the Notes were issued, each holder of 5% Convertible Subordinated Notes will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's 5% Convertible Subordinated Notes, within 60 days of such event, at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

    At June 30, 1999, $216,000,000 principal amount of the 5% Convertible Subordinated Notes remained outstanding. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15. Interest of approximately $5.4 million was paid on March 15, 1999.

(v) 7% CONVERTIBLE SUBORDINATED DEBENTURES

    In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures") pursuant to Rule 144A under the Securities Act. The 7% Convertible Subordinated Debentures are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 7% Convertible Subordinated Debentures were issued, includes borrowings under the Current Credit Agreement, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes.

    The Debentures are convertible, at any time prior to maturity, at the holders' option, into shares of the Company's common stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, holders who converted prior to July 1, 1999 were entitled to receive a payment, in cash or the Company's common stock (at the Company's option) generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999.

    The 7% Convertible Subordinated Debentures are redeemable, at the option of the Company, on or after July 15, 1999, at a redemption price of 104%, decreasing 1% per year on each anniversary date thereafter. In the event of a change in control of the Company, as defined in the indenture under which the 7% Convertible Subordinated Debentures were issued, each holder will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's 7% Convertible Subordinated Debentures within 60 days of such event at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

    During fiscal 1998, $47,400,000 in principal amount of the Debentures was converted into 4,861,538 shares of the Company's common stock. An additional 165,423 shares of common stock were issued representing 50% of the interest otherwise payable from the date of conversion through July 1, 1999 and an additional 35,408 shares of common stock were issued as an inducement to convert. The additional 165,423 shares of common stock, representing 50% of the interest otherwise payable from the date of

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

5. LONG-TERM DEBT (CONTINUED)
conversion through July 1, 1999, are included in equity. The fair value of the additional 35,408 shares of common stock issued as inducement to convert was $710,186 and is recorded as interest expense in the consolidated statement of operations. In addition, the proportional amount of unamortized debt issuance costs associated with the converted 7% Convertible Subordinated Debentures was charged to additional paid-in capital at the time of conversion.

    At June 30, 1999, $4,600,000 principal amount of the 7% Convertible Subordinated Debentures remained outstanding. Interest on the 7% Convertible Subordinated Debentures is payable on January 1 and July 1 of each year. Interest of approximately $161,000 was paid on July 1, 1998 and January 1, 1999.

(vi) DAWSON 9 3/8% SENIOR NOTES

    As the result of the Dawson acquisition (see Note 3), the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. Most of the Company's subsidiaries guaranteed those obligations and the senior notes due 2007 (the "Dawson 9 3/8% Senior Notes") issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Current Credit Agreement. On November 17, 1998 the Company completed a cash tender offer to purchase the full $140,000,000 outstanding principal amount of Dawson 9 3/8% Senior Notes at 101% of the aggregate principal amount of the notes, using borrowings under the Current Credit Agreement. Under the tender offer, $138,594,000 in principal amount of the Dawson 9 3/8% Senior Notes was redeemed and a premium of $1,386,000 was paid. In addition, accrued interest of $4,078,000 was paid at redemption.

    At June 30, 1999, $1,406,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding. Interest on the Dawson 9 3/8% Senior Notes is payable on February 1 and August 1 of each year. Interest of approximately $65,906 was paid on February 1, 1999.

CAPITALIZED EXPENSES, REPAYMENT SCHEDULE AND INTEREST EXPENSE

    The Company capitalized a total of approximately $16,370,000 in fees and expenses in connection with its various financings during fiscal 1999.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

5. LONG-TERM DEBT (CONTINUED)
    Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of June 30, 1999:

FISCAL YEAR ENDED
-------------------------------------------------------------------------------    PRINCIPAL
                                                                                    AMOUNT
                                                                                 -------------
                                                                                      (IN
                                                                                  THOUSANDS)
  2000.........................................................................   $    16,254
  2001.........................................................................        17,185
  2002.........................................................................        17,911
  2003.........................................................................        17,728
  2004.........................................................................       269,909
  Thereafter...................................................................       360,991
                                                                                 -------------
                                                                                  $   699,978
                                                                                 -------------
                                                                                 -------------

    The Company's interest expense for the years ended June 30, 1999, 1998 and 1997 consist of the following:

                                                                 1999       1998       1997
                                                               ---------  ---------  ---------
Cash payments for interest...................................  $  52,397  $  16,441  $   5,850
Commitment & agency fees paid................................        527        860         --
Accretion of discounts on notes..............................        552         --         --
Amortization of capitalized loan payments....................      4,664      2,459        344
Net change in accruals.......................................      9,261      1,716      1,685
                                                               ---------  ---------  ---------
                                                               $  67,401  $  21,476  $   7,879
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

6. DEBT ISSUANCE COSTS

    During fiscal 1999, the Company recorded an expense item of $6,307,000 which represented the write-off of debt issuance costs. The debt issuance costs were associated with the Bridge Loan Agreement, which was subsequently paid primarily with the proceeds from the Company's private placement of 14% Senior Subordinated Notes (see Note 5).

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 1999 and 1998. FASB Statement No. 107, "Disclosures about Fair Value

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                            1999                  1998
                                                    --------------------  --------------------
                                                    CARRYING     FAIR     CARRYING     FAIR
                                                      VALUE      VALUE      VALUE      VALUE
                                                    ---------  ---------  ---------  ---------
Financial Assets:
  Cash & cash equivalents.........................  $  23,478  $  23,478  $  25,265  $  25,265
  Accounts receivable, net........................     91,998     91,998     82,406     82,406
  Notes receivable--affiliate.....................      2,835      2,835         --         --
  Investment (Dawson common stock)................         --         --     12,325     12,325
  Commodity option contracts......................        717         --        131         --
Financial Liabilities:
  Accounts payable................................     18,527     18,527     20,124     20,124
  Long-term debt
    Senior Credit facility........................    311,127    311,127    172,000    172,000
    5% Convertible Notes..........................    216,000    137,160    216,000    164,100
    7% Convertible Subordinated Debentures........      4,600      3,450      4,600      6,700
    14% Senior Subordinated Notes.................    142,907    153,750         --         --
    Dawson 9 3/8% Senior Notes....................      1,406      1,336         --         --
    Capital lease liabilities.....................     20,306     20,306      3,728      3,728
    Other debt....................................      3,632      3,632      3,451      3,451

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash, trade receivables and trade payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

    Commodity option contracts: The carrying amount of the commodity option contracts is comprised of the unamortized premiums paid for the option contracts. The fair value of the commodity option contracts is estimated using the discounted forward prices of each options index price, for the term of each option contract.

    Notes receivable-affiliate: The amounts reported relate to notes receivable from officers of the Company.

    Long-term debt: The fair value of the Company's long-term debt is based upon the quoted market prices for the various notes and debentures at June 30, 1999 and 1998, and the carrying amounts outstanding under the Company's senior credit facility.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

8. DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments to manage well-defined commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counter-parties to its commodity hedges. The Company only deals with reputable financial institutions as counter-parties and anticipates that such counter-parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counter-parties.

    The Company utilizes option contracts to hedge the effect of price changes on future oil and gas production. The objective of its hedging activities is to achieve more predictable revenues and cash flows. If market prices of oil and gas exceeded the strike price of put options, the options would expire unexercised, therefore reducing the effective price received for oil and gas sales by the cost of the related option. If the strike price of put options exceeds the market prices of oil and gas, the Company would receive payment from the counter-party of the contract equal to the contracted volumes times the difference between the market price and the strike price, increasing the effective price received for oil and gas sales by the amount received from the counter-party.

    Gains and amortization of premiums paid on option contracts are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized.

    The net effect of the Company's commodity hedging activities increased oil and gas revenues for the year ended June 30, 1999 and 1998 by $158,500 and $16,400, respectively.

    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 1999 and 1998:

                                  MONTHLY VOLUME
                               --------------------
                                  OIL        GAS                                 STRIKE PRICE
                                (Bbls)     (MMbtu)             TERM              PER Bbl/MMbtu
                               ---------  ---------  ------------------------  -----------------
At June 30, 1999:
  Oil:.......................      5,000         --    Jun 1999 - May 2000         $   17.00
  Oil:.......................     17,000         --    Jul 1999 - Jun 2000         $   18.00
  Gas:.......................         --    100,000    Jun 1999 - May 2000         $    2.50

At June 30, 1998:
  Gas:.......................         --     50,000    May 1998 - Apr 1999         $    2.30

  (The strike prices for oil are based on the NYMEX spot price for West Texas Intermediate; the strike prices for gas are based on the Inside FERC-Henry Hub spot price)

    At June 30, 1999, the Company had net unamortized premiums of $717,000 classified as other assets on the consolidated balance sheet. Subsequent to June 30, 1999, the Company sold put options to offset both crude oil option contracts outstanding at June 30, 1999, and purchased put options, increasing the strike prices on both option contracts to $19.50 per barrel.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

9. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following:

                                                                                JUNE 30,
                                                                          --------------------
                                                                            1999       1998
                                                                          ---------  ---------
                                                                              (THOUSANDS)
Accrued payroll and taxes...............................................  $  10,308  $  10,852
Unvouchered accounts payable............................................      3,192      3,428
Group medical insurance.................................................      2,221        695
Workers compensation....................................................      2,723        794
State sales, use and other taxes........................................      2,044      1,030
Oil and gas revenue distribution........................................        267        201
Acquisition and reorganization accruals.................................        825      2,066
401(k) monies payable...................................................        171        405
Other...................................................................      3,540      2,768
                                                                          ---------  ---------
Total...................................................................  $  25,291  $  22,239
                                                                          ---------  ---------
                                                                          ---------  ---------

10. STOCKHOLDERS' EQUITY

EQUITY OFFERING

    On May 7, 1999, the Company closed the public offering of 55,300,000 shares of common stock (300,000 shares of which were sold pursuant to the underwriters' over-allotment option discussed below) at $3.00 per share, or $166 million (the "Public Offering"). In addition, the Company closed the offering of 3,508,772 shares of common stock at $2.85 per share, or $10 million (the "Concurrent Offering" and together with the Public Offering, the "Equity Offering"). In addition, on June 7, 1999, the underwriters of the Public Offering exercised an over-allotment option to purchase an additional 5,436,000 million shares to cover over-allotments. Net proceeds from the Equity Offering of approximately $180.4 million were used to repay a portion of the Company's term loan borrowings under its senior credit facility.

STOCK INCENTIVE PLANS

    On January 13, 1998 the Company's shareholders approved the Key Energy Group, Inc. 1997 Incentive Plan, as amended (the "1997 Incentive Plan"). The 1997 Incentive Plan is an amendment and restatement of the plans formerly known as the "Key Energy Group, Inc. 1995 Stock Option Plan" (the "1995 Option Plan") and the "Key Energy Group, Inc. 1995 Outside Directors Stock Option Plan" (the "1995 Directors Plan") (collectively, the "Prior Plans"). All options previously granted under the Prior Plans and outstanding as of November 17, 1997 (the date on which the Company's board of directors adopted the plan) were assumed and continued, without modification, under the 1997 Incentive Plan.

    Under the 1997 Incentive Plan, the Company may grant the following awards to key employees, Directors who are not employees ("Outside Directors") and consultants of the Company, its controlled subsidiaries, and its parent corporation, if any: (i) incentive stock options ("ISOs") as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) "nonstatutory" stock options ("NSOs"), (iii) stock appreciation rights ("SARs"),
(iv) shares of the restricted stock, (v) performance shares and performance units, (vi) other stock-based awards and (vii) supplemental tax

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

10. STOCKHOLDERS' EQUITY (CONTINUED)
bonuses (collectively, ("Incentive Awards"). ISOs and NSOs are sometimes referred to collectively herein as "Options".

    The Company may grant Incentive Awards covering an aggregate of the greater of (i) 3,000,000 shares of the Company's common stock and (ii) 10% of the shares of the Company's common stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of the Company's common stock from the previous calendar quarter shall not result in a decrease in the number of shares available for issuance under the 1997 Incentive Plan. As a result of the Company's equity offering discussed above, as of June 30, 1999, the number of shares of the Company's common stock that may be covered by Incentive Awards has increased to approximately 8.27 million.

    Any shares of the Company's common stock that are issued and are forfeited or are subject to Incentive Awards under the 1997 Incentive Plan that expire or terminate for any reason will remain available for issuance with respect to the granting of Incentive Awards during the term of the 1997 Incentive Plan, except as may otherwise be provided by applicable law. Shares of the Company's common stock issued under the 1997 Incentive Plan may be either newly issued or treasury shares, including shares of the Company's common stock that the Company receives in connection with the exercise of an Incentive Awards. The number and kind of securities that may be issued under the 1997 Incentive Plan and pursuant to then outstanding Incentive Awards are subject to adjustments to prevent enlargement or dilution of rights resulting from stock dividends, stock splits, recapitalizations, reorganization or similar transactions.

    The maximum number of shares of the Company's common stock subject to Incentive Awards that may be granted or that may vest, as applicable, to any one Covered Employee (defined below) during any calendar year shall be 500,000 shares, subject to adjustment under the provisions of the 1997 Incentive Plan.

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

    The 1997 Incentive Plan is administrated by the Compensation Committee appointed by the Board of Directors (the "Committee") consisting of not less than two directors each of whom is (i) an "outside director" under Section 162(m) of the Code and (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934.

    The exercise price of options under the 1997 Incentive Plan is the fair market value per share on the date the options are granted. The exercise of NSOs results in a U. S. tax deduction to the Company equal to the income tax effect of the difference between the exercise price and the market price at the exercise

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

10. STOCKHOLDERS' EQUITY (CONTINUED)
date. For financial reporting purposes, this tax benefit is accounted for as a credit to common stock. The following table summarizes the stock option activity related to the Company's plans (shares in thousands):

                                                                   FISCAL YEAR ENDING JUNE 30,
                                              ----------------------------------------------------------------------
                                                       1999                    1998                    1997
                                              ----------------------  ----------------------  ----------------------
                                                          WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                           AVERAGE                 AVERAGE                 AVERAGE
                                                          EXERCISE                EXERCISE                EXERCISE
                                               SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                              ---------  -----------  ---------  -----------  ---------  -----------
Outstanding--beginning of fiscal year.......      2,292   $   10.33       2,086   $    8.13       1,075   $    5.00
  Granted...................................      5,443        4.32         415       18.65       1,066       11.13
  Exercised.................................        (15)       6.36        (209)       5.00         (28)       5.00
  Forfeited.................................       (800)      10.87          --          --         (27)       5.00
                                              ---------               ---------               ---------

Outstanding, June 30........................      6,920        5.55       2,292       10.33       2,086        8.13
                                              ---------               ---------               ---------
                                              ---------               ---------               ---------
Exercisable--end of fiscal year.............      1,020                     672                     255
                                              ---------               ---------               ---------
                                              ---------               ---------               ---------

    The foregoing stock option activity summary reflects that effective as of September 4, 1998, the Committee authorized the cancellation and reissue of stock options for employees that were not executive offices for the purpose of changing the exercise price and vesting schedule of such options. A total of 473,556 stock options were cancelled, with a weighted average price of approximately $13.09 per share, and reissued with an exercise price of $7.125 per share. The vesting of the new options is ratable over a three-year period from the date of grant.

    The following table summarizes information about the stock options outstanding at June 30, 1999 (shares in thousands):

                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        -------------------------------------------------  ------------------------------
                           NUMBER OF          WEIGHTED-        WEIGHTED-       NUMBER OF       WEIGHTED-
                            SHARES             AVERAGE          AVERAGE         SHARES          AVERAGE
RANGE OF EXERCISE       OUTSTANDING AT        REMAINING        EXERCISE     EXERCISABLE AT     EXERCISE
PRICES                   JUNE 30, 1999    CONTRACTUAL LIFE       PRICE       JUNE 30, 1999       PRICE
----------------------  ---------------  -------------------  -----------  -----------------  -----------
    $3.00 - $5.00              4,504               8.46        $    3.36             603       $    5.00
   $7.125 - $8.375             1,766               8.65             7.29             154            8.06
  $13.25 - $20.4375              650               7.38            16.01             263           14.96

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

10. STOCKHOLDERS' EQUITY (CONTINUED)
    The Company applies the intrinsic value method of APB 25 in accounting for its employee stock incentive plans. Accordingly, no compensation expense has been recognized for any stock options issued under the employee plans. Had compensation expense for stock options granted to employees been recognized based on the fair value at the grant dates, using the methodology prescribed by SFAS 123, the Company's net income (loss) and earnings per share would have been reduced to pro forma amounts indicated below:

                                                                  1999       1998       1997
                                                               ----------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT
                                                                      PER SHARE AMOUNTS)
Net income (loss):
  As reported................................................  $  (53,258) $  24,175  $   9,098
  Pro forma..................................................     (57,057)    22,343      8,680

Earnings per share of common stock:
  As reported................................................  $    (1.94) $    1.41  $    0.81
  Pro forma..................................................       (2.07)      1.31       0.71

Earnings per share of common stock--assuming dilution:
  As reported................................................  $    (1.94) $    1.23  $    0.66
  Pro forma..................................................       (2.07)      1.14       0.61

    SFAS 123 does not apply to options granted prior to January 1, 1995; therefore, the pro forma effect disclosed above may no be representative of pro forma amounts in future years.

    The total fair value of stock options granted during 1999, 1998 and 1997 was $15,695,000, $7,994,000 and $6,541,000, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Sholes option-pricing model, based on the following weighted-average assumptions.

                                                                          YEAR OF GRANT
                                                                 -------------------------------
                                                                   1999       1998       1997
                                                                 ---------  ---------  ---------
Risk-free interest rate........................................       5.09%      5.79%      6.59%
Expected life of options.......................................    5 years    5 years    5 years
Expected volatility of the Company's stock price...............         98%       136%        28%
Expected dividends.............................................       none       none       none

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

11. INCOME TAXES

    Components of income tax expense (benefit) are as follows:

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                               --------------------------------
                                                                  1999       1998       1997
                                                               ----------  ---------  ---------
                                                                         (THOUSANDS)
Federal and State:
  Current....................................................  $       --  $   7,343  $   1,664
  Deferred
    U.S......................................................     (25,560)     7,287      3,836
    Foreign..................................................        (115)        --         --
                                                               ----------  ---------  ---------
                                                               $  (25,675) $  14,630  $   5,500
                                                               ----------  ---------  ---------
                                                               ----------  ---------  ---------

    The Company paid $9,024,000 for income taxes in fiscal 1998. No income tax payments were made for fiscal 1999 and 1997.

    Income tax expense (benefit) differs from amounts computed by applying the statutory federal rate as follows:

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                   -------------------------------
                                                                     1999       1998       1997
                                                                   ---------  ---------  ---------
                                                                             (THOUSANDS)
Income tax computed at statutory rate............................      (35.0)%      35.0%      35.0%
Amortization of goodwill disallowance............................        2.0        1.1        1.5
Meals and entertainment disallowance.............................        0.3        0.7        0.8
State taxes......................................................        0.0        0.7        0.2
Other............................................................        0.2        0.2        0.4
                                                                   ---------        ---        ---
                                                                       (32.5)%      37.7%      37.9%
                                                                   ---------        ---        ---
                                                                   ---------        ---        ---

    Deferred tax assets (liabilities) are comprised of the following:

                                                                       FISCAL YEAR ENDED JUNE
                                                                                 30,
                                                                       -----------------------
                                                                          1999         1998
                                                                       -----------  ----------
                                                                             (THOUSANDS)
Net operating loss and tax credit carry forwards.....................  $    62,635  $    5,564
Property and equipment...............................................     (163,594)    (99,664)
Self insurance reserves..............................................        1,578       1,165
Allowance for bad debts..............................................        2,612         880
Acquisition expenses, expensed for tax...............................       (4,773)         --
Other................................................................          112        (503)
                                                                       -----------  ----------
Net deferred tax liability...........................................  $  (101,430) $  (92,558)
                                                                       -----------  ----------
                                                                       -----------  ----------

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Based on expectations for the future, management has determined that taxable income of the Company will more likely than not be sufficient to fully utilize available carryforwards prior to their ultimate expiration.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

11. INCOME TAXES

    The Company estimates that as of June 30, 1999, the Company will have available approximately $273,427,000 of net operating loss carryforwards (which begin to expire in fiscal 2000). Approximately $110,278,000 of the net operating loss carryforwards are subject to an annual limitation of approximately $1,012,000, under Sections 382 and 383 of the Internal Revenue Code.

12. LEASING ARRANGEMENTS

    The Company leases certain property and equipment under non-cancelable operating leases that generally expire at various dates through fiscal 2002. The term of the operating leases generally run from 24 to 36 months with varying payment dates throughout each month.

    As of June 30, 1999, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                                    LEASE
FISCAL YEAR ENDING JUNE 30,                                       PAYMENTS
---------------------------------------------------------------  -----------
2000...........................................................   $   6,550
2001...........................................................       4,304
2002...........................................................       2,881
2003...........................................................       1,539
2004...........................................................         923
                                                                 -----------
                                                                  $  16,197
                                                                 -----------
                                                                 -----------

    Operating lease expense was approximately $7,313,000, $8,002,000, and $5,299,000, for the fiscal years ended June 30, 1999, 1998 and 1997, respectively.

13. EMPLOYEE BENEFIT PLANS

    In order to retain quality personnel, the Company maintains 401(k) plans as part of its employee benefits package. From July 1, 1998 through December 31, 1998, the Company matched 100% of employee contributions into its 401(k) plan up to a maximum of $1,000 per participant per year, with such contributions totaling $908,000. After December 31, 1998, the Company elected not to match employee contributions. The Company's matching contributions for fiscal 1998 and 1997 were $907,509 and $335,000, respectively.

14. TRANSACTIONS WITH RELATED PARTIES

    As of June 30, 1999, the Company had demand notes outstanding from its chief executive officer totaling $2,835,000, which notes accrue interest at LIBOR plus 1.25% and are secured by a first mortgage on the borrowers' principal residence. See Item 13. Certain Relationships and Related Transactions for a discussion of events subsequent to June 30, 1999 related to these transactions.

    In fiscal 1998, Marcum Natural Gas Services, Inc., a company for which one of the Company's outside directors serves as Chairman of the Board, President and Chief Executive Officer, sold certain assets held by its wholly owned subsidiary, Marcum Gas Transmission, Inc., to one of the Company's wholly owned subsidiaries for a total purchase price of approximately $700,000. Marcum Natural Gas Services also granted the Company's subsidiary a right of first refusal to participate in future projects developed by Marcum Gas Transmission on terms and conditions identical to those provided to Marcum Gas Transmission.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

14. TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
    In fiscal 1998, one of the Company's wholly owned subsidiaries entered into three real property leases with an entity in which one of our vice presidents who had served in such capacity for a portion of fiscal 1998, owns an interest. Each lease is a standard form triple-net lease, providing for a five-year term and monthly rental payments of $3,000. The leases are for yards in West Virginia, Pennsylvania and Michigan. The payments made under the leases totaled $108,000 for both fiscal 1998 and 1999.

    In fiscal 1998, the Company deposited approximately $250,000 in a money market account as collateral to secure a bank loan made to a business entity in which the Company's chief accounting officer owns an interest. Such amount is still on deposit as collateral for the loan.

    In fiscal 1999, an investment management firm in which one of the Company's outside directors is a principal, purchased $25 million principal amount of the Company's borrowings under the Bridge Loan Agreement. The proceeds of the Company's Units offering (see Note 5(iii)) were used to repay the Bridge Loan.

    In fiscal 1999, the Company entered into a consulting agreement with an investment banking firm in which one of the Company's outside directors is a principal, pursuant to which such firm provided financial advisory services in connection with the Company's equity offering (see Note 10) and for which such firm received a total of $167,000.

15. BUSINESS SEGMENT INFORMATION

    The Company has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company adopted SFAS 131 in the fourth quarter of fiscal 1999. Its adoption did not have any effect on the Company's financial statements, since required changes were limited to the form and content of the disclosures required.

    The Company operates in three business segments: well servicing, contract drilling and oil and gas production.

    Well Servicing: the Company's operations provide well servicing (ongoing maintenance of existing oil and natural gas wells), workover (major repairs or modifications necessary to optimize the level of production from existing oil and natural gas wells) and production services (fluid hauling and fluid storage tank rental).

    Contract Drilling: The Company provides contract drilling services for major and independent oil companies onshore the continental United States, Argentina and Ontario, Canada. The financial data presented in the accompanying table, however, only reflects the results of operations of Key's separate contract drilling division in the Permian Basin, Key Energy Drilling.

    Oil and Gas Production: The Company produces crude oil and natural gas, in the Permian Basin and Panhandle areas of West Texas.

    The Company's management evaluates the performance of its operating segments based on net income and operating profits (revenues less direct operating expenses). Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

15. BUSINESS SEGMENT INFORMATION (CONTINUED) consist principally of cash and cash equivalents, deferred debt financing costs and deferred income tax assets.

                                                                                       OIL AND
                                                                 WELL     CONTRACT       GAS
                                                              SERVICING   DRILLING   PRODUCTION    CORPORATE      TOTAL
                                                              ----------  ---------  -----------  -----------  ------------
1999
Operating revenues..........................................  $  458,315  $  22,707   $   6,461    $      --   $    487,483
Operating profit (loss).....................................     116,508       (759)      3,554           --        119,303
Depreciation, depletion and amortization....................      55,098      4,126       2,422          428         62,074
Interest expense............................................       1,659         18          --       65,724         67,401
Net income/(loss)...........................................       6,195     (4,676)        120      (54,897)       (53,258)
Identifiable assets.........................................     786,463     62,035      41,960       52,257        942,715
Capital expenditures (excluding acquisitions)...............      26,776      1,063         287        3,181         31,307

1998
Operating revenues..........................................     374,845     35,095       7,030           --        416,970
Operating profit............................................     115,350      8,622       4,047           --        128,019
Depreciation, depletion and amortization....................      26,060      2,450       2,043          448         31,001
Interest expense............................................         624         19         (13)      20,846         21,476
Net income/(loss)...........................................      58,794      4,866       1,657      (41,142)        24,175
Identifiable assets.........................................     488,596     69,166      39,047       56,895        653,704
Capital expenditures (excluding acquisitions)...............      44,284      5,385       7,849        1,748         59,266

1997
Operating revenues..........................................     144,385      9,956       6,975            0        161,316
Operating profit............................................      44,019      1,801       4,246            0         50,066
Depreciation, depletion and amortization....................       9,198        436         870          572         11,076
Interest expense............................................         244          0          50        7,585          7,879
Net income/(loss)...........................................      20,395      1,036       3,669      (16,002)         9,098
Identifiable assets.........................................     236,784      8,365      23,544       42,146        310,839
Capital expenditures (excluding acquisitions)...............      15,084      1,483       8,074          114         24,755

    Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $26.7 million and $5.2 million, respectively, for the year ended June 30, 1999. Operating revenues and operating profit for the Company's foreign operations, which includes Argentina, were $32.5 million and $6.5 million, respectively, for the year ended June 30, 1998 and $11.8 million and $3.5 million, respectively, for the year ended June 30, 1997. The Company had $54.5 million and $42.2 million of identifiable assets as of June 30, 1999 and 1998, respectively, related to its foreign operations.

    In addition, the Company's well servicing operating revenues included $49.1 million and $53.2 million of contract drilling revenues for the years ended June 30, 1999 and 1998, respectively, that were not included in the contract drilling segment data.

                           KEY ENERGY SERVICES, INC.

                          JUNE 30, 1999, 1998 AND 1997

16. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                                        YEAR ENDED JUNE 30,
                                                                                  --------------------------------
                                                                                    1999        1998       1997
                                                                                  ---------  ----------  ---------
                                                                                           (IN THOUSANDS)
Fair value of common stock issued in purchase transactions......................  $      --  $   13,863  $  20,954
Fair value of common stock issued to lender in lieu of fees.....................          1          --         --
Fair value of common stock issued upon the conversion of long-term debt.........         --     100,826         --
Capital lease obligations incurred for new equipment............................     17,120          --         --

17. UNAUDITED SUPPLEMENTARY INFORMATION--QUARTERLY RESULTS OF OPERATIONS

    Summarized quarterly financial data for 1999 and 1998 are as follows:

                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Revenues.........................................................  $  115,587  $  143,646  $  104,923  $  124,413
Earnings (loss) from operations..................................       3,157     (14,780)    (48,153)    (19,157)
Net earnings (loss)..............................................       1,837      (9,797)    (32,051)    (13,247)
Earnings per share...............................................        0.10       (0.54)      (1.75)      (0.24)
Weighted average common shares and equivalents outstanding.......      18,268      18,291      18,293      55,245
1998
Revenues.........................................................  $   75,399  $  109,595  $  120,724  $  114,328
Earnings from operations.........................................      22,780      33,960      37,281      37,074
Net earnings.....................................................       4,111       7,345       7,082       5,637
Earnings per share...............................................         .29         .40         .39         .31
Weighted average common shares and equivalents outstanding.......      14,126      18,151      18,295      18,261

    Amounts reported for the first quarter of 1998 differ from the amounts previously reported on Form 10-Q, filed for the quarter ended September 30, 1997, due to non-cash adjustments recorded in the fourth quarter which are associated with the 7% debentures converted in the first quarter of fiscal year 1998.

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Key Energy Services, Inc. (formerly, "Key Energy Group, Inc.")

    We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (formerly, "Key Energy Group, Inc.") as of June 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended June 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Energy Services, Inc. as of June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Midland, Texas
September 22, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III.

ITEMS  10 - 13.

    Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of June 30, 1999.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits

    The following documents are filed as part of this report:

(1) See Index to Financial Statements set forth in Item 8.

(2) Financial Statements Schedules:

Key Energy Services, Inc.:
Consolidated Supplementary Financial Statement As of and for Each of
  the Three Years Ended June 30, 1999:
    II--Consolidated Valuation and Qualifying Accounts................         S-1

    The supplemental schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3) Exhibits:

  3.1  Amended and Restated Articles of Incorporation of the Company.
         (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-369).
  3.2 Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-4 dated March 8, 1996,
         Registration No. 333-369).
  3.3 Amendment to the Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's
         Current Report on Form 8-K dated February 2, 1998, File No. 1-8038).
  3.4 Amendment to the Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed by the Company on November 17, 1998, File No. 1-8038).
  4.1  7% Convertible Subordinated Debenture of the Company due July 1, 2003.
         (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).
  4.2 Indenture for the 7% Convertible Subordinated Debentures of the Company due July 1, 2003. (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K dated June 30, 1996, File No.
         1-8038).

  4.3  First Supplemental Indenture dated as of November 20, 1996 by and between
         Key Energy Group, Inc. and American Stock Transfer & Trust Company, as
         Trustee. (Incorporated by reference to Exhibit 10(i) to the Company's
         Quarterly Report on Form 10-Q dated December 31, 1996, File No. 1-8038).
  4.4  Registration Rights Agreement among the Company, McMahan Securities Co.,
         L.P. and Rausher Pierce Refsnes, Inc., dated as of July 3, 1996.
         (Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).
  4.5 Registration Rights Agreement dated as of March 2, 1996 among the Company and certain of its stockholders. (Incorporated by reference to Exhibit
         4.3 of the Company's Registration Statement on Form S-4, Registration
         No. 333-369).
  4.6 Form of Common Stock Purchase Warrant to Purchase Key Common Stock issued in connection with the WellTech Merger. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-4,
         Registration No. 333-369).
  4.7  Indenture dated as of September 25, 1997, among Key Energy Group, Inc. and
         American Stock Transfer and Trust Company. (Incorporated by reference to
         Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038).
  4.8  Registration Rights Agreement among Key Energy Group, Inc., Lehman
         Brothers Inc., and McMahan Securities Co. L.P. dated as of September 25,
         1997. (Incorporated by reference to Exhibit 10(a) of the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997,
         File No. 1-8038).
  4.9  Indenture dated February 20, 1997 between Dawson Production Services, Inc.
         and U.S. Trust Company of Texas, N.A. (Incorporated by reference to
         Exhibit 99.10 of the Company's Current Report on Form 8-K dated
         September 28, 1998, File No. 1-8038).
  4.10 Supplemental Indenture dated September 21, 1998, among Key Energy Group,
         Inc., its Subsidiaries and U.S. Trust Company of Texas, N.A.
         (Incorporated by reference to Exhibit 99.11 of the Company's Current
         Report on Form 8-K dated September 28, 1998, File No. 1-8038).
  4.11 Warrant Agreement dated as of January 22, 1999 between the Company and The
         Bank of New York, a New York banking corporation as warrant agent.
         (Incorporated by reference to Exhibit 99(b) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
  4.12 Indenture dated as of January 22, 1999 between the Company and The Bank of
         New York as trustee. (Incorporated by reference to Exhibit 99(c) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
  4.13 Registration Rights Agreement dated January 22, 1999 by and among the
         Registrant, certain of its subsidiaries, and Lehman Brothers, Inc., Bear, Stearns & Co. Inc., F.A.C./Equities, a division of First Albany
         Corporation, and Dain Rauscher Wessels, a division of Dain Rauscher
         Incorporated. (Incorporated by reference to Exhibit 99(d) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
  4.14 Warrant Registration Rights Agreement dated January 22, 1999, by and among the Company and Lehman Brothers Inc., Bear, Stearns & Co. Inc.,
         F.A.C./Equities, a division of First Albany Corporation, and Dain
         Rauscher Wessels, a division of Dain Rauscher Incorporated.
         (Incorporated by reference to Exhibit 99(e) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
 10.1  Employment Agreement between the Company and D. Kirk Edwards, dated as of
         July 1, 1996. (Incorporated by reference to Exhibit 10.1 of the
         Company's Annual Report on Form 10-K for the year ended June 30, 1997,
         File No. 1-8038).
 10.2 Employment Agreement between WellTech Eastern, Inc. and Kenneth Hill, dated as of March 29, 1996. (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K dated June 30, 1996, File
         No. 1-8038).

 10.3 Amendment No. 2 to the Employment Agreement between Francis D. John and the Company, dated as of May 15, 1996. (Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K dated June 30,
         1996, File No. 1-8038).
 10.4  Stock Purchase Agreement among Key Energy Group, Inc., Michael and Georgia
         McDermett dated as of January 10, 1997. (Incorporated by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q dated March
         31, 1997, File No. 1-8038).
 10.5  Stock Purchase Agreement among WellTech Eastern, Inc. between Monty D.
         Elmore dated as of July 17, 1997. (Incorporated by reference to the Company's Annual Report on Form 10-K dated June 30, 1997, File No.
         1-8038).
 10.6  Stock Purchase Agreement between WellTech Eastern, Inc. and Kenting Energy
         Services, Inc. dated as of July 30, 1997. (Incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended June 30, 1997, File No. 1-8038)
 10.7  Stock Purchase Agreement between WellTech Eastern, Inc. and Robert E.
         Mosley, Jr. et al dated as of August 22, 1997. (Incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K dated June 30, 1997, File No. 1-8038).
 10.8  Stock Purchase Agreement by and among Nabors Acquisition Corp. IV, as
         Seller, Key Rocky Mountain, Inc., as Buyer, and Key Energy Group, Inc.
         dated as of July 31, 1997. ("Gibson Stock Purchase Agreement.")
         (Incorporated by reference to Exhibit 10(c) of the Company's Quarterly
         Report on Form 10-Q for the quarter ended September 30, 1997, File No.
         1-8038)
 10.9  Amendment One to the Gibson Stock Purchase Agreement dated as of October
         10, 1997. (Incorporated by reference to Exhibit 10(d) of the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997,
         File No. 1-8038)
 10.10 Stock Purchase Agreement (Ram Oil Well Service, Inc.) by and among, Yale
         E. Key, Inc. and Robert D. Calhoon dated as of September 1, 1997
         (Incorporated by reference to Exhibit 2.2 of the Company's Current
         Report on Form 8-K dated September 1, 1997, File No. 1-8038).
 10.11 Stock Purchase Agreement (Rowland Trucking Co.) by and among, Yale E. Key,
         Inc. and Robert D. Calhoon dated as of September 1, 1997 (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated September 1, 1997,File No. 1-8038).
 10.12 Asset Purchase Agreement among WellTech Eastern, Inc., Waco Oil & Gas Co.,
         Inc. and I.L. Morris dated as of September 1, 1997. (Incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1997, File No. 1-8038).
 10.13 Asset Purchase Agreement among Key Four Corners, Inc., Key Energy Group,
         Inc., Coleman Oil & Gas Co., Big A Well Service Co., Sunco Trucking Co.,
         Justis Supply Co., Inc. and George E. Coleman dated as of September 2,
         1997 (Incorporated by reference to Exhibit 2.1 of the Company's Current
         Report on Form 8-K dated October 1, 1997, File No. 1-8038).
 10.14 Stock Purchase Agreement between WellTech Eastern, Inc. and William
         Gregory Wines dated as of September 16, 1997. (Incorporated by reference to Exhibit 10(j) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038).
 10.15 Stock Purchase Agreement among, Key Energy Drilling, Inc. and S.K. Rogers,
         Joe Dee Brooks, Lynn E. Waters and Donnie Roberts dated as of September
         25, 1997. (Incorporated by reference to Exhibit 10(k) of the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1997,
         File No. 1-8038).

 10.16 Stock Purchase Agreement among Key Rocky Mountain, Inc., Joseph R. Dunbar and Janice N. Dunbar dated as of September 29, 1997. (Incorporated by reference to Exhibit 10(m) of the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1997, File No. 1-8038).
 10.17 Stock Purchase Agreement among Key Rocky Mountain, Inc., Bruce L. Bummer,
         Jack Hartnett, Diane Hartnett and Bruce Bummer 7/14/82 Family Trust dated as of September 30, 1997. (Incorporated by reference to Exhibit
         10(n) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038).
 10.18 Amended and Restated Credit Agreement among Key Energy Group, Inc. and several other financial institutions dated as of June 6, 1997 as amended and restated through November 6, 1997. (Incorporated by reference to Exhibit 10(s) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.19 First Amendment to the Amended and Restated Credit Agreement dated as of
         June 6, 1997, as amended and restated through November 6, 1997 dated
         December 3, 1997. (Incorporated by reference to Exhibit 10(t) of the
         Company's Quarterly Report on Form 10-Q for the quarter ended December
         31, 1997, File No. 1-8038).
 10.20 Asset Purchase Agreement among WellTech Eastern, Inc. and McCurdy Well
         Service, Inc. effective as of October 3, 1997. (Incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form
         10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.21 Asset Purchase Agreement among WellTech Eastern, Inc. and GSI Trucking
         Company, Inc. effective as of October 3, 1997. (Incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form
         10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.22 Asset Purchase Agreement among WellTech Eastern, Inc. and Kahlden
         Production Services, Inc. effective as of October 3, 1997. (Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form
         10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.23 Stock Purchase Agreement between WellTech Eastern, Inc. and Donald Jeter, effective as of November 11, 1997. (Incorporated by reference to Exhibit
         10(g) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.24 Stock Purchase Agreement between Key Energy Drilling, Inc. and Robert C.
         Jones and Dana Lunette Jones, effective as of November 24, 1997.
         (Incorporated by reference to Exhibit 10(h) of the Company's Quarterly
         Report on Form 10-Q for the quarter ended December 31, 1997, File No.
         1-8038).
 10.25 Asset Purchase Agreement among WellTech Eastern, Inc., Key Energy Group,
         Inc. and White Rhino Drilling, Inc. and Jeff Critchfield, effective as of December 2, 1997. (Incorporated by reference to Exhibit 10(i) of the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1997, File No. 1-8038).
 10.26 Asset Purchase Agreement among WellTech Eastern, Inc., Key Energy Group,
         Inc., S&R Cable, Inc., Jeff Critchfield, Royce D. Thomas, Ronnie Shaw and Donald Tinker, effective as of December 2, 1997. (Incorporated by reference to Exhibit 10(j) of the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1997, File No. 1-8038).
 10.27 Asset Purchase Agreement among WellTech Eastern, Inc., Wellcorps, L.L.C.
         and Jeff Critchfield, Terra Energy, Ltd. And Brian Fries, effective as of December 2, 1997. (Incorporated by reference to Exhibit 10(k) of the Company's Quarterly Report on Form 10-Q for the quarter ended December
         31, 1997, File No. 1-8038).

 10.28 Employment Agreement dated December 5, 1997 by and between Stephen E.
         McGregor and the Company. (Incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended March
         31, 1998, File No. 1-8038).
 10.29 Stock Purchase Agreement between Key Energy Group, Inc., Key Energy
         Drilling, Inc. and Ronald M. Sitton and Frank R. Sitton, effective as of
         December 12, 1997. (Incorporated by reference to Exhibit 10(l) of the
         Company's Quarterly Report on Form 10-Q for the quarter ended December
         31, 1997, File No. 1-8038).
 10.30 Asset Purchase Agreement between Brooks Well Servicing, Inc. and Sam F.
         McKee, Individually and d/b/a Circle M Vacuum Services, effective as of
         January 30, 1998. (Incorporated by reference to Exhibit 10(m) of the
         Company's Quarterly Report on Form 10-Q for the quarter ended December
         31, 1997, File No. 1-8038).
 10.31 Stock Purchase Agreement between Key Energy Drilling, Inc. and Jack B.
         Loveless, Jim Mayfield and J.W. Miller, effective as of January 30,
         1998. (Incorporated by reference to Exhibit 10(n) of the Company's
         Quarterly Report on Form 10-Q for the quarter ended December 31, 1997,
         File No. 1-8038).
 10.32 Asset Purchase Agreement between Key Four Corners, Inc. and Four Corners
         Drilling, R.L. Andes and W.E. Lang, effective as of January 30, 1998.
         (Incorporated by reference to Exhibit 10(o) of the Company's Quarterly
         Report on Form 10-Q for the quarter ended December 31, 1997, File No.
         1-8038).
 10.33 Asset Purchase Agreement among Key Rocky Mountain, Inc., Updike Brothers,
         Inc. Employee Stock Ownership Retirement Plan and Trust, David W. Updike
         Trust, Dorothy A. Updike Trust, Dorothy R. Updike Trust, Mary E. Updike,
         Ralph O. Updike and Daniel Updike effective February 6, 1998.
         (Incorporated by reference to Exhibit 10(p) of the Company's Quarterly
         Report on Form 10-Q for the quarter ended December 31, 1997, File No.
         1-8038).
 10.34 Asset Purchase Agreement among Brooks Well Servicing, Inc., Hot Oil Plus,
         Inc., Thomas N. Novosad, Jr. and Patricia Novosad effective January 29,
         1998. (Incorporated by reference to Exhibit 10(q) of the Company's
         Quarterly Report on Form 10-Q for the quarter ended December 31, 1997,
         File No. 1-8038).
 10.35 Asset Purchase Agreement among Brooks Well Servicing, Inc., Lundy Vacuum
         Service, Inc. and Peyton E. Lundy effective March 3, 1998. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1998, File No. 1-8038).
 10.36 Asset Purchase Agreement among Yale E. Key, Inc., Edwards Transport, Inc.
         and Tom Nations effective March 26, 1998. (Incorporated by reference to
         Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038).
 10.37 Asset Purchase Agreement among Brooks Well Servicing, Inc. and JPF Well
         Service Inc., effective April 20, 1998. (Incorporated by reference to
         Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038).
 10.38 Asset Purchase Agreement among Brooks Well Servicing, Inc. and JPF Lease
         Service Inc., effective April 20, 1998. (Incorporated by reference to
         Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038).
 10.39 Asset Purchase Agreement between Watson Oilfield Service & Supply, Inc.
         and Watson Truck & Supply, Inc. dated May 19, 1998. (Incorporated by reference to Exhibit 10.68 of the Company's Annual Report Form 10-K for the year ended June 30, 1998, File No. 1-8038).

 10.40 Purchase and Sale Agreement among Burnett Corporation, B.O. Cornelius, Ann
         C. Fatheree, James R. Corbin, Mary Jo Mitton, Birke B. Marsh, H. Cobb,
         Birke B. Marsh, Trustee of the Corbin Trust, Jamie Kim Corbin, Josh Alan
         Corbin, Jason J. Corbin, Wilbanks Exploration, Inc. and Odessa
         Exploration, Inc. dated May 20, 1998. (Incorporated by reference to
         Exhibit 10.69 of the Company's Annual Report Form 10-K for the year ended June 30, 1998, File No. 1-8038).
 10.41 Asset Purchase Agreement among Key Energy Drilling, Inc., Lakota Drilling
         Company and Reed Gilmore, Priscilla Gilmore, M. Reed Gilmore, Jr.,
         Valerie G. Griess, Joan G. Lindquist, James C. Gilmore, L. E. Grimes and
         Larry V. Bohannon dated May 22, 1998. (Incorporated by reference to
         Exhibit 10.70 of the Company's Annual Report Form 10-K for the year ended June 30, 1998, File No. 1-8038).
 10.42 Key Energy Group, Inc. 1997 Incentive Plan (Incorporated by reference to
         Exhibit B of the Company's definitive proxy statement dated November 28, 1997, File No. 1-8038).
 10.43 Asset Purchase Agreement among Key Four Corners, Inc., Colorado Well
         Service, Inc. and Keith Poole dated as of July 10, 1998. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1998, File No. 1-8038).
 10.44 Asset Purchase Agreement among Key Energy Services - South Texas, Inc. and
         TransTexas Gas Corporation dated as of August 17, 1998. (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form
         10-Q for the quarter ended September 30, 1998, File No. 1-8038).
 10.45 Asset Purchase Agreement among Key Energy Group, Inc., Flint Engineering &
         Construction Co. and Flint Industries, Inc. dated as of September 9,
         1998. (Incorporated by reference of Exhibit 10(c) of the Company's
         Quarterly Report on Form 10-Q for the quarter ended September 30, 1998,
         File No. 1-8038).
 10.46 Asset Purchase Agreement among Dawson Production Partners, L.P., Dawson
         Production Services, Inc., and Hellums Services II, Inc., Superior
         Completion Services, Inc., South Texas Diposal, Inc., Elsik II, Inc.,
         Roger D. Hellums, Charles C. Forbes, Jr., Robert W. Randle, Jr., Ronald
         D. Brieden, John E. Crisp, Charles Talley, and James J. Acker dated as of August 14, 1998. (Incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September
         30, 1998, File No. 1-8038).
 10.47 Commitment Letter between Key Energy Group, Inc. and PNC Bank, N.A., dated as of August 17, 1998 (Incorporated by reference to Exhibit (b)(1) of Schedule 14D-1 and Schedule 13D filed by Midland Acquisition Corp. and the Company on August 12, 1998, File No. 5-47031).
 10.48 Engagement Letter between Key Energy Group, Inc. and Bear, Stearns & Co,
         Inc., dated as of May 8, 1998. (Incorporated by reference to Exhibit
         (b)(2) of Schedule 14D-1 and Schedule 13D filed by Midland Acquisition
         Corp. and the Company on August 12, 1998, File No. 5-47031).
 10.49 Engagement Letter between Key Energy Group, Inc. and Dain Rauscher
         Wessels, dated as of July 2, 1998. (Incorporated by reference to Exhibit
         (b)(3) of Schedule 14D-1 and Schedule 13D filed by Midland Acquisition
         Corp. and the Company on August 12, 1998, File No. 5-47031).
 10.50 Confidentiality Agreement, dated as of August 8, 1998 by and among Key
         Energy Group, Inc., Midland Acquisition Corp. and Dawson Production
         Services, Inc. (Incorporated by reference to Exhibit (c)(2) of Schedule
         14D-1 and Schedule 13D filed by Midland Acquisition Corp. and the
         Company on August 12, 1998, File No. 5-47031).

 10.51 Agreement and Plan of Merger, dated as of August 11, 1998, by and among Key Energy Group, Inc., Midland Acquisition Corp. and Dawson Production
         Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated September 28, 1998, File No.
         1-8038).
 10.52 $150,000,000 Bridge Loan Agreement, dated as of September 14, 1998 among
         Key Energy Group, Inc., Lehman Brothers Inc., Lehman Commercial Paper
         Inc., and certain lenders and guarantors (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated September
         28, 1998, File No. 1-8038).
 10.53 Escrow Agreement among Key Energy Group, Inc., Lehman Brothers Inc.,
         Lehman Commercial Paper Inc. and The Bank of New York, dated as of
         September 14, 1998 (Incorporated by reference to Exhibit 99.6 of the
         Company's Current Report on Form 8-K dated September 28, 1998, File No.
         1-8038).
 10.54 $550,000,000 Second Amended and Restated Credit Agreement, among Key
         Energy Group, Inc., PNC Bank, National Association, Norwest Bank Texas,
         N.A., PNC Capital Markets, Inc. and the several lenders from time to time parties thereto, dated as of June 6, 1997, as amended and restated through September 14, 1998 (Incorporated by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K dated September 28, 1998, File
         No. 1-8038).
 10.55 Amended and Restated Master Guarantee and Collateral Agreement made by Key
         Energy Group, Inc. and certain of its subsidiaries in favor of Norwest
         Bank Texas, N.A., dated as of June 6, 1998, as amended and restated through September 14, 1998 (Incorporated by reference to Exhibit 99.8 of the Company's Current Report on Form 8-K dated September 28, 1998, File
         No. 1-8038).
 10.56 Intercreditor and Collateral Agency Agreement, dated as of September 14,
         1998. (Incorporated by reference to Exhibit 99.9 of the Company's
         Current Report on Form 8-K dated September 28, 1998, File No. 1-8038).
 10.57 Form of Indemnification Agreement and provisions regarding indemnification of directors and officers from the Company's Articles of Incorporation and Bylaws (Incorporated by reference to Exhibit 3 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No.
         5-47031).
 10.58 Employment Agreement dated as of April 1, 1996 between Dawson Production
         Services, Inc. and Michael E. Little (Incorporated by reference to
         Exhibit 4 of the Schedule 14D-9 filed by Dawson Production Services,
         Inc. on August 17, 1998, File No. 5-47031).
 10.59 Amendment No. 1 to Employment Agreement between Dawson Production
         Services, Inc. and Michael E. Little (Incorporated by reference to
         Exhibit 5 of the Schedule 14D-9 filed by Dawson Production Services,
         Inc. on August 17, 1998, File No. 5-47031).
 10.60 Amendment No. 2 to Employment Agreement between Dawson Production
         Services, Inc. and Michael E. Little (Incorporated by reference to
         Exhibit 6 of the Schedule 14D-9 filed by Dawson Production Services,
         Inc. on August 17, 1998, File No. 5-47031).
 10.61 Employment Agreement dated as of April 1, 1996 between Dawson Production
         Services, Inc. and Joseph Eustace (Incorporated by reference to Exhibit
         7 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on
         August 17, 1998, File No. 5-47031).
 10.62 Amendment No. 1 to Employment Agreement between Dawson Production
         Services, Inc. and Joseph Eustace (Incorporated by reference to Exhibit
         8 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on
         August 17, 1998, File No. 5-47031).
 10.63 Employment Agreement dated as of July 1, 1998 between Dawson Production
         Services, Inc. and Jim Byerlotzer (Incorporated by reference to Exhibit
         9 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on
         August 17, 1998, File No. 5-47031).
 10.64 Amendment No. 1 to Employment Agreement between Dawson Production
         Services, Inc. and Jim Byerlotzer (Incorporated by reference to Exhibit
         10 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on
         August 17, 1998, File No. 5-47031).

 10.65 Employment Agreement dated as of April 1, 1996 between Dawson Production
         Services, Inc. and P. Mark Stark (Incorporated by reference to Exhibit
         11 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on
         August 17, 1998, File No. 5-47031).
 10.66 Amendment No. 1 to Employment Agreement between Dawson Production
         Services, Inc. and P. Mark Stark (Incorporated by reference to Exhibit
         12 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on
         August 17, 1998, File No. 5-47031).
 10.67 Employee Severance Pay Plan of Dawson Production Services, Inc.
         (Incorporated by reference to Exhibit 13 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File No. 5-47031).
 10.68 Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and Michael E. Little (Incorporated by reference to Exhibit 14 of the Schedule 14D-9 filed by Dawson Production
         Services, Inc. on August 17, 1998, File No. 5-40731).
 10.69 Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and James J. Byerlotzer (Incorporated by reference to Exhibit 15 of the Schedule 14D-9 filed by Dawson Production
         Services, Inc. on August 17, 1998, File No. 5-47031).
 10.70 Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and Joseph E. Eustace (Incorporated by reference to Exhibit 16 of the Schedule 14D-9 filed by Dawson Production
         Services, Inc. on August 17, 1998, File No. 5-47031).
 10.71 Consulting Agreement, dated as of October 7, 1998, by and among Key Energy
         Group, Inc. and Michael E. Little. (Incorporated by reference to Exhibit
         10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.72 Employment Agreement, dated November 13, 1998, by and between Key Energy
         Group, Inc. and James J. Byerlotzer. (Incorporated by reference to
         Exhibit 10(b) the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.73 Non-Compete Agreement, dated November 13, 1998, by and between Key Energy
         Group, Inc. and James J. Byerlotzer. (Incorporated by reference to
         Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.74 Employment Agreement, dated October 20, 1998, by and between Key Energy
         Group, Inc. and Joseph B. Eustace. (Incorporated by reference to Exhibit
         10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.75 Non-Compete Agreement, dated October 20, 1998, by and between Key Energy
         Group, Inc. and Joseph B. Eustace. (Incorporated by reference to Exhibit
         10(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.76 Consulting Agreement, dated as of November 12, 1998, by and among Key
         Energy Group, Inc. and C. Ron Laidley. (Incorporated by reference to
         Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.77 Key Energy Group, Inc. Performance Compensation Plan. (Incorporated by reference to Exhibit 10(g) of the Company's Quarterly Report on Form
         10-Q for the quarter ended December 31, 1998, File No. 1-8038).

 10.78 First Amendment, dated as of December 3, 1997, to the Second Amended and
         Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through November 6, 1997. (Incorporated by reference to Exhibit
         10(h) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.79 Second Amendment, dated as of December 29, 1998, to the Second Amended and
         Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, and as amended by the First
         Amendment dated as of November 19, 1998. (Incorporated by reference to Exhibit 10(i) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.80 Stock Purchase Agreement among 3022481 Nova Scotia Company and Donald
         Bowling, Howard Bowling, Ronald Bowling, Corunna Petroleum Limited effective October 22, 1998. (Incorporated by reference to Exhibit 10(j) of the Company's Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1998, File No. 1-8038).
 10.81 Purchase Agreement dated January 19, 1999 by and among the Registrant, certain of its subsidiaries, Lehman Brothers, Inc., Bear, Stearns & Co.
         Inc., First Albany Corporation, Dain Rauscher Wessels, a division of
         Dain Rauscher Incorporated. (Incorporated by reference to Exhibit 99(a) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
 10.82 Employment Agreement between the Company and William C. McCurdy dated as of January 4, 1999. (Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended December
         31, 1998, File No. 1-8038).
 10.83 Employment Agreement between the Company and Michael R. Furrow dated as of
         January 4, 1999. (Incorporated by reference to Exhibit 10(g) of the
         Company's Quarterly Report on Form 10-Q for the quarter ended December
         31, 1998, File No. 1-8038).
 10.84 Purchase Agreement, among the Company, Green-Cohn Group, LLC, ZPG
         Securities L.L.C. and DFG Corporation, dated as of April 15, 1999.
         (Incorporated by reference to Exhibit 99.2 of the Company's Current
         Report on Form 8-K dated April 8, 1999, File No. 1-8038).
 10.85 Commitment Letter, between the Company and PNC Investment Corp., dated
         April 15, 1999. (Incorporated by reference to Exhibit 99.3 of the
         Company's Current Report on Form 8-K dated April 8, 1999, File No.
         1-8038).
 10.86 Fee letter, between the Company and PNC Capital Markets, Inc., dated April
         15, 1999. (Incorporated by reference to Exhibit 99.4 of the Company's
         Current Report on Form 8-K dated April 8, 1999, File No. 1-8038).
 10.87 Third Amendment, dated as of April 8, 1999, to the Second Amended and
         Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and
         PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to
         Exhibit 99.5 of the Company's Current Report on Form 10-K dated April 8,
         1999, File No. 1-8038).
 10.88 Fourth Amendment, dated as of April 15, 1999, to the Second Amended and
         Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and
         PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to
         Exhibit 99.6 of the Company's Current Report on Form 10-K dated April 8,
         1999, File No. 1-8038).
 10.89 Underwriting Agreement, dated May 4, 1999, among the Company, and
         Friedman, Billings, Ramsey & Co., Inc., for itself and as representative for the other underwriter named in Schedule I thereto. (Incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated May 4, 1999, File No. 1-8038).

 10.90 Letter Agreement, dated May 4, 1999, among the Company, PNC Capital
         Markets, Inc. and PNC Investment Corp. (Incorporated by reference to
         Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 4,
         1999, File No 1-8038).
*10.91 Fifth Amendment, dated as of May 10, 1999, to the Second Amended and
         Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as
         Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, and
         PNC Capital Markets, Inc., as Arranger.
*10.92 Consulting Agreement between Key Energy Group, Inc. and The Old Hill
         Company LLC dated as of December 2, 1998.
*21    Significant Subsidiaries of the Company.
*23    Consent of KPMG LLP.
*27    Financial Data Schedule.

(b) Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the quarter ended June 30, 1998:

    (i) Current Report on Form 8-K dated April 8, 1999 filed to report, among other things, that the Company intended to commence an underwritten public offering of its common stock via an effective shelf registration statement;

    (ii) Current Report on Form 8-K dated May 4, 1999 filed to report, among other things, that the Company had entered into an underwriting agreement in connection with the offering referred to in clause (i) above.

   (iii) Current Report on Form 8-K dated June 21, 1999 filed to file as exhibits certain documents related to the Company's exchange of its 14% Senior Subordinated Notes Due 2009, Series B for its unregistered 14% Senior Subordinated Notes Due 2009.

------------------------

*   Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KEY ENERGY SERVICES, INC.
                                (Registrant)

Dated: October 13, 1999         By:      /s/ FRANCIS D. JOHN
                                   ------------------------------
                                          Francis D. John
                                       CHAIRMAN OF THE BOARD,
                                             PRESIDENT,
                                    AND CHIEF EXECUTIVE OFFICER

Dated: October 13, 1999         By:     /s/ THOMAS K. GRUNDMAN
                                   ------------------------------
                                         Thomas K. Grundman
                                      CHIEF FINANCIAL OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 13, 1999                     By:              /s/ FRANCIS D. JOHN
                                                 -------------------------------------------
                                                               Francis D. John
                                                      CHAIRMAN OF THE BOARD, PRESIDENT,
                                                         AND CHIEF EXECUTIVE OFFICER

Dated: October 13, 1999                     By:              /s/ MORTON WOLKOWITZ
                                                 -------------------------------------------
                                                               Morton Wolkowitz
                                                                   DIRECTOR

Dated: October 13, 1999                     By:             /s/ DAVID J. BREAZZANO
                                                 -------------------------------------------
                                                              David J. Breazzano
                                                                   DIRECTOR

Dated: October 13, 1999                     By:               /s/ WILLIAM MANLY
                                                 -------------------------------------------
                                                                William Manly
                                                                   DIRECTOR

Dated: October 13, 1999                     By:              /s/ KEVIN P. COLLINS
                                                 -------------------------------------------
                                                               Kevin P. Collins
                                                                   DIRECTOR

Dated: October 13, 1999                     By:             /s/ W. PHILLIP MARCUM
                                                 -------------------------------------------
                                                              W. Phillip Marcum
                                                                   DIRECTOR

Dated: October 13, 1999                     By:               /s/ DANNY R. EVATT
                                                 -------------------------------------------
                                                                Danny R. Evatt
                                                           CHIEF ACCOUNTING OFFICER

                                                                     SCHEDULE II

                           KEY ENERGY SERVICES, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 AS OF JUNE 30,
                                 (IN THOUSANDS)

                                              BALANCE AT             ADDITIONS
                                               BEGINNING   ------------------------------
                                                  OF       CHARGED TO      CHARGED TO                   BALANCE AT
                                                 YEAR       EXPENSES    OTHER ACCOUNTS(A)  DEDUCTIONS   END OF YEAR
                                              -----------  -----------  -----------------  -----------  -----------
Allowance for doubtful accounts:
    1999....................................   $   2,843    $   5,928       $   3,112       $   5,093    $   6,790
    1998....................................       1,552          826           1,161             696        2,843
    1997....................................         992           98             672             210        1,552

------------------------

(a) Additions to allowance for doubtful accounts established through purchase accounting.