Form 10-K/A
period 1999-06-30
KEY ENERGY SERVICES INC
filed 1999-10-28
CIK 318996

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

                        For the transition period from _____ to ______

                          Commission file number 1-8038
                                                 ------

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   Maryland                           04-2648081
          ------------------------------           ----------------
         (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)           IdentificationNo.)

         Two Tower Center, 20th Floor, East Brunswick, NJ     08816
         ------------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code: (732) 247-4822

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      Title of Each Class          Name of Each Exchange On Which Registered
      -------------------          -----------------------------------------
 Common Stock, $.10 par value               New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                 7% Convertible Subordinated Debentures Due 2003
                   5% Convertible Subordinated Notes Due 2004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of October 25, 1999 was approximately $379,135,647.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                         -----    -----

Common Shares outstanding at October 25, 1999:  82,740,330

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth the names and ages, as of October 28, 1999, of each of the Company's executive officers and Directors and includes their current positions.


      NAME                     AGE   POSITIONS
      ----                     ---   ---------
Francis D. John..............   45   Chairman of the Board, President, Chief
                                     Executive Officer and Chief Operating
                                     Officer
David J. Breazzano...........   43   Director
Kevin P. Collins.............   48   Director
William Manly................   76   Director
W. Phillip Marcum............   55   Director
Morton Wolkowitz.............   71   Director
Thomas K. Grundman...........   39   Executive Vice President, Chief Financial
                                     Officer and Treasurer
James J. Byerlotzer..........   53   Executive Vice President of Domestic Well
                                     Service and Drilling Operations
D. Kirk Edwards..............   39   Senior Vice President of Safety, Human
                                     Resources and Technology
Danny R. Evatt...............   40   Vice President of Financial Operations,
                                     Chief Accounting Officer and Chief
                                     Information Officer

         Francis D. John has been Chairman of the Board since August 1996, the Chief Executive Officer since October 1989 and the Chief Operating Officer since April 1999. He has been a Director and President since June 1988 and served as the Chief Financial Officer from October 1989 through July 1997. Before joining the company, he was Executive Vice President of Finance and Manufacturing of Fresenius U.S.A., Inc. Mr. John previously held operational and financial positions with Unisys, Mack Trucks and Arthur Andersen. He received a BS from Seton Hall University and an MBA from Fairleigh Dickinson University.

         David J. Breazzano has been a Director since October 1997. Mr. Breazzano is one of the founding principals at DDJ Capital Management, LLC, an investment management firm which was established in 1996. Mr. Breazzano previously served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr. Breazzano was President and Chief Investment Officer of the T. Rowe Price Recovery Fund. He is also a Director of Waste Systems International, Inc. and Samuels Jewelers, Inc. He holds a BS from Union College and an MBA from Cornell University.

         Kevin P. Collins has been a Director since March 1996. Mr. Collins is a managing member of the Old Hill Company LLC. From 1992 to 1997, he served as a principal of JHP enterprises, LTD., and from 1985 to 1992, as Senior Vice President of DG Investment Bank, LTD., both of which were engaged in providing corporate finance and advisory services. Mr. Collins was a Director of Welltech, Inc. ("Welltech") from January 1994 until March 1996 when Welltech was merged into the Company. He holds a BS and an MBA from the University of Minnesota.

         William D. Manly has been a Director since December 1989. He retired from his position as an Executive Vice President of Cabot Corporation in 1986, a position he had held since 1978. Mr. Manly is a Director of Metallamics, Inc. and Citisteel, Inc. He holds a BS and an MS from the University of Notre Dame.

         W. Phillip Marcum has been a Director since March 1996. Mr. Marcum was a Director of Welltech from January 1994 until March 1996 when Welltech was merged into the Company. From October 1995 until March 1996, Mr. Marcum was the acting Chairman of the Board of Directors of Welltech. He has been Chairman of the Board,

President and Chief Executive Officer of Metretek Technologies, Inc., formerly known as Marcum Natural Gas Services, Inc., since January 1991 and is a Director of TestAmerica, Inc. He holds a BBA from Texas Tech University.

         Morton Wolkowitz has been a Director since December 1989. Mr. Wolkowitz served as President and Chief Executive Officer of Wolkow Braker Roofing Corporation, a company that provided a variety of roofing services, from 1958 through 1989. Mr. Wolkowitz has been a private investor since 1989. He holds a BS from Syracuse University.

         Thomas K. Grundman has been Executive Vice President, Chief Financial Officer and Treasurer since July 1999. He joined the Company in April 1999 as Sr. Vice President of Strategic and Business Development. From late 1996 to April 1999, Mr. Grundman was Senior Vice President at PNC Bank, N.A. Where he ran the Oil and Gas Corporate Finance Group and was responsible for providing financing and advisory services in all sectors of the energy industry. From 1984 through 1996, Mr. Grundman held several positions at Chase Manhattan Bank and its predecessor institutions in the Acquisition Finance Group, most recently as a Managing Director in the Oil and Gas Group. Mr. Grundman holds a BS in finance from Syracuse University.

         James J. Byerlotzer has been Executive Vice President of Domestic Well Service and Drilling Operations since July 1999. He joined the company in September 1998 as Vice President -- Permian Basin Operations after the company's acquisition of dawson production services, inc. ("Dawson"). From February 1997 to September 1998, he served as the Senior Vice President and Chief Operating Officer of Dawson. From 1981 to 1997, Mr. Byerlotzer was employed by pride Petroleum Services, Inc. ("Pride"). Beginning in February 1996, Mr. Byerlotzer served as the Vice President Domestic Operations of Pride. Prior to that time, he served as Vice President -- Permian Basin of Pride and in various other operating positions in Pride's Gulf Coast and California operations. Mr. Byerlotzer holds a BA from the University of Missouri in St. Louis.

         D. Kirk Edwards has been Senior Vice President of Safety, Human Resources and Technology since July 1999. He has been President and Chief Executive Officer of Odessa Exploration Incorporated, a wholly-owned subsidiary of the Company ("Odessa"), since July 1993. He was a member of the Board of Directors from July 1994 to March 1996. Mr. Edwards was the owner and president of Odessa from 1987 until it was acquired by the Company in 1993. Mr. Edwards holds a BS from the University of Texas at Austin.

         Danny R. Evatt has been Treasurer, Vice President and Chief Accounting Officer of the Company, or its functional equivalent, since July 1990. Mr. Evatt served as the Company's Treasurer from July 1990 until January 1998 at which time he was also appointed Chief Information Officer. Mr. Evatt also serves as Vice President of Financial Operations. He holds a BBA from Texas A&M University.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders also are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished to the Company, the Company believes that its Directors, executive officers or 10% stockholders complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 1999, other than Messrs. Furrow and Grundman, each of whom did not file a Form 3 on a timely basis and Mr. Byerlotzer who did not file a Form 3 and Form 4, with respect to one transaction, on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table reflects the compensation for services to the Company for the years ended June 30, 1999, 1998, and 1997 for (i) the Chief Executive Officer of the Company, (ii) the four most highly compensated executive officers of the Company other than the Chief Executive Officer and (iii) a former executive officer (the "Named Executive Officers").


                                                                                                     LONG-TERM
                                                                                                   COMPENSATION
                                              ANNUAL COMPENSATION                                     AWARDS
                                    ----------------------------------------                      ---------------
                                                                                    OTHER
                                                                                   ANNUAL             SHARES           ALL OTHER
                                                  SALARY           BONUS        COMPENSATION        UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION          YEAR          ($)              ($)              ($)            OPTIONS(1)            ($)
--------------------------------    -------    ------------    -------------   ---------------    ---------------   ---------------
Francis D. John ................     1999           429,000               --                --          1,200,000           --
  President and Chief Executive      1998           395,000               --                --                 --           --
  Officer                            1997           341,250          500,000                --            250,000           --

Kenneth V. Huseman..............     1999           257,650               --                --            300,000         10,210(3)
  Executive  Vice President and      1998           240,000          400,000 (4)            --                 --
  Chief Operating Officer (2)        1997           200,000          125,000                --            100,000

Stephen E. McGregor.............     1999           240,000               --                --            400,000           --
  Executive Vice President, Chief    1998           272,500 (5)      275,000 (6)            --            250,000           --
  Financial Officer and Treasurer (7)                                                                                       --

James J. Byerlotzer ............     1999           121,153               --                --            260,000         75,000(8)
  Vice President--Permian
  Basin Operations (9)

Michael R. Furrow...............     1999           112,759               --            13,333(11)         75,000           --
  Vice President--Central
  Operations (8)(9)(10)

Danny R. Evatt .................     1999           145,000               --                --             90,000           --
  Vice President of Financial        1998           137,500           30,000                --                 --           --
  Operations and Chief Information   1997           125,000           25,080                --             15,000           --
  Officer

(1) Represents the number of shares issuable pursuant to vested and non-vested stock options granted during the applicable fiscal year.

(2) Mr. Huseman's employment with the Company was terminated effective April 9, 1999 and all options awarded to Mr. Huseman were forfeited.

(3) Represents insurance premiums paid by the Company with respect to life insurance for the benefit of Mr. Huseman.

(4) The Board awarded Mr. Huseman this discretionary bonus after fiscal 1998 in recognition of the successful completion of a series of acquisitions in fiscal 1998 and fiscal 1999.

(5) Includes payments made to Mr. McGregor under a consulting agreement with the Company pursuant to which he was retained from July 15, 1997 through December 31, 1997.

(6) The Board awarded Mr. McGregor this discretionary bonus after fiscal 1998 in recognition of the successful completion of a series of financing transactions in fiscal 1998 and fiscal 1999.

(7) Mr. McGregor's employment with the Company was terminated effective June 30, 1999.

(8) Represents a payment to Mr. Byerlotzer pursuant to a non-competition agreement entered into in connection with the Company's acquisition of Dawson Production Services, Inc.

(9)  Messrs. Byerlotzer and Furrow joined the Company on September 21, 1998.

(10) Mr. Furrow ceased serving as an executive officer in the capacity indicated above effective as of June 30, 1999.

(11) Represents amounts reimbursed to Mr. Furrow for relocation expense.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information relating to options granted under the 1997 Incentive Plan to the Named Executive Officers named in the Summary Compensation Table above during fiscal year 1999. The Company did not grant any stock appreciation rights during fiscal year 1999.

                                                              INDIVIDUAL
                                                               GRANTS
                                         NUMBER OF            % OF TOTAL
                                       SECURITIES OF            OPTIONS
                                         UNDERLYING           GRANTED TO          EXERCISE                           GRANT DATE
                                          OPTIONS            EMPLOYEES IN         PRICE PER        EXPIRATION          PRESENT
NAME                                      GRANTED           FISCAL YEAR(1)          SHARE             DATE            VALUE(2)
----                                   ----------------     -----------------    -------------     ------------     ---------------
Francis D. John...................          500,000 (3)         10.13%             $7.125           09/04/08         $2,705,000
                                            700,000 (4)          14.1               3.00            05/05/09          1,673,000
Kenneth V. Huseman................          300,000 (3)           6.0               7.125           09/04/08          1,623,000
Stephen E. McGregor...............          100,000 (3)           2.0               7.125           09/04/08            541,000
                                            300,000 (4)           6.0               3.00            05/05/09            717,000
James J. Byerlotzer...............           10,000 (5)           0.2               7.125           10/15/08             52,400
                                            250,000 (4)           5.0               3.00            05/05/09            597,500
Michael R. Furrow.................           10,000 (5)           0.2               7.125           10/15/08             52,400
                                             65,000 (4)           1.3               3.00            05/05/09            155,350
Danny R. Evatt....................           10,000 (3)           0.2               7.125           09/04/08             54,100
                                             80,000 (4)           1.6               3.00            05/05/09            191,200

---------------

(1) Based on options to purchase a total of 4,969,444 shares of Common Stock granted under the 1997 Incentive Plan during fiscal 1999.

(2) The grant date value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility --98%; risk-free interest rate--5.09%; time of exercise--5 years; and no dividend yield.

(3) These options were granted on September 4, 1998, and vest in four equal annual installments commencing on the date of grant.

(4) These options were granted on May 5, 1999, and vest in three equal annual installments commencing July 1, 2001.

(5) These options were granted on October 15, 1998, and vest in four equal annual installments commencing on the date of grant.

AGGREGATED OPTION EXERCISES AND VALUES AS OF FISCAL YEAR END

         The following table sets forth certain information as of June 30, 1999 relating to the value of unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised stock options during fiscal year 1999.

                                                                                           VALUE OF UNEXERCISED
                                                                                       IN-THE-MONEY-OPTIONS
                                                    NUMBER OF UNEXERCISED                  AT JUNE 30, 1999(2)
                                                   OPTIONS AT JUNE 30, 1999        ------------------------------------
                                                EXERCISABLE      UNEXERCISABLE      EXERCISABLE        UNEXERCISABLE
                                               -------------    ---------------    -------------    ------------------
Francis D. John(3).........................          468,750          1,106,250                -                584,375
Kenneth V. Huseman(4)......................          233,334                  -                -                      -
Stephen E. McGregor........................           91,667            558,333                -                168,750
James J. Byerlotzer........................            2,500            257,500                -                140,525
Michael R. Furrow..........................            2,500             72,500                -                 36,562
Danny R. Evatt.............................           63,750             91,250                -                 45,000

-------------------

(1) The dollar values in this column are calculated by determining the difference between the fair market value of the Common Stock on the date of exercise of the relevant options and the exercise price of such options. The fair market value on the date of exercise is based on the last sale price of the Common Stock on the NYSE on such date.

(2) The dollar values in this column are calculated by determining the difference between the fair market value of the Common Stock for which the relevant options are exercisable as of the end of the fiscal year and the exercise price of the options. The fair market value is based on the last sale price of the Common Stock on the NYSE on June 30, 1999, which was $3.5625.

(3) With respect to Mr. John, the amount reported reflects the transfer of 379,000 options in fiscal 1999 pursuant to a domestic relations order.

(4) All options awarded to Mr. Huseman were forfeited when his employment with the Company ceased.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         The Company entered into an employment agreement with Mr. John effective as of July 1, 1995 which provided that Mr. John will serve as President, Chief Executive Officer and a Director of the Company for a three-year term commencing July 1, 1995 and continuing until June 30, 1998. Under this agreement, Mr. John received an annual base compensation of $325,000 per year.

         Effective as of July 1, 1999, the Company entered into a new employment agreement with Mr. John which provides that Mr. John will serve as Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of the Company for a five-year term commencing July 1, 1999 and continuing until June 30, 2004 with an "evergreen" provision providing for an automatic one-year renewal on each anniversary date commencing July 1, 2000, unless terminated no later than thirty days. Under this agreement, Mr. John's annual base salary will be $575,000 per year and subject to annual review by the Board. The agreement also provides that he will be entitled (i) to participate in the Company's Performance Compensation Plan, with performance criteria to be approved by the Compensation Committee, (ii) to receive additional bonuses in the discretion of the Compensation Committee, and (iii) to participate in the 1997 Incentive Plan.

         In the event that Mr. John's employment agreement is terminated by the Company without "Cause" or by Mr. John for "Good Reason", death, "Disability", or as a result of a "Change in Control") all as defined in the agreement), Mr. John will be entitled to receive: (a) accrued but unpaid salary to the date of termination; (b) any prior year bonus earned but not paid and a pro rata bonus for the year in which the termination occurs; (c) a severance payment in the amount of three times the sum of the average of his total annual compensation (i.e., salary plus bonus) for the preceding three years; (d) immediate vesting and exercisability of all stock options held by him (to the extent not already vested and exercisable) for the remainder of the original term of the option;
(e) any other amounts earned, accrued or owing to Mr. John, but not yet paid including any and all obligations to be performed with respect to applicable benefits or perquisites to be provided to him following his termination; and (f) continued participation in medical, dental, and life insurance coverage until Mr. John receives equivalent coverage and benefits under the plans and programs of a subsequent employer, or the death of the latter of Mr. John or his spouse. In the event that Mr. John's employment is terminated for "Cause" or as a result of his resignation, he will be entitled to receive (1) accrued unpaid salary to the date of the termination, (2) any prior year-end bonus earned but not paid; and (3) the vested portion of stock options which he then holds.

         Mr. John's new employment agreement further provides a three-year non-competition provision, in the event that he is receiving payments pursuant to the terms of his employment agreement or, in the event that no payments are being made pursuant to the agreement; a one-year prohibition against competition. In the event Mr. John's employment is terminated as a result of a Change in Control, the agreement provides that the non-competition provision will not apply.

         Finally, Mr. John's new employment agreement provides that he will not
(i) exercise any option pertaining to the Company's common stock which has been granted to him (or which may be granted to him) or (ii) sell any of the Company's common stock or other equity securities of the Company which he owns for a period of three years from the effective date of his new employment agreement, other than in the event of a "Change in Control". However, if the price of the Company's common stock is in excess of an average of $12.00 per share for a period of 60 days, then Mr. John shall be entitled to sell or otherwise dispose of any equity securities of the Company owned by him provided he does not reduce his aggregate beneficial ownership of equity securities of the Company by more than 50% of his then aggregate holdings at the time of such sales or other disposition.

         Mr. Huseman entered into employment agreement with the Company effective as of August 3, 1996. This employment agreement was for a three year term, commencing on March 29, 1996. Under this agreement, Mr. Huseman initially received base compensation of $180,000 per year and was eligible for an additional annual incentive bonus of up to 50% of his base compensation. If during the term of his employment agreement, Mr. Huseman was terminated by the Company for any reason other than for cause, or if he terminated his employment because of a material breach by the Company or following a change of control of the Company, he was entitled to severance compensation equal to two times his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; PROVIDED, HOWEVER, that if termination resulted from a change of control of the Company, severance compensation was payable in a lump sum on the date of termination. Mr. Huseman was also subject to restrictions on competition during the term of this agreement. Mr. Huseman's employment with the Company ceased effective as of April 9, 1999. The Company did not pay Mr. Huseman any severance compensation in connection with the termination of his employment.

         Mr. McGregor entered into employment agreement with the Company effective as of January 1, 1998. Under this agreement, Mr. McGregor initially received base compensation of $240,000 per year, and was eligible for an additional annual incentive bonus of up to 50% of his base compensation. Mr. McGregor's employment agreement provided that if during the term of his employment agreement, Mr. McGregor was terminated by the Company for any reason other than for cause, or if he terminated his employment because of a material breach by the Company or following a change of control of the Company, he was entitled to severance compensation equal to two times his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation was payable in a lump sum on the date of termination. Mr. McGregor was subject to restrictions on competition during the term of this agreement. Mr. McGregor's employment with the Company ceased effective as of June 30, 1999 and he was paid $275,000 in severance benefits.

         Mr. Grundman entered into employment agreement with the Company effective as of July 1, 1999. This agreement is for a three-year term and thereafter for successive one year terms unless terminated 60 day prior to the commencement of an extension term. Under this agreement, Mr. Grundman initially receives an annual base compensation of $200,000 per year and is eligible for an additional annual incentive bonus of up to 50% of his base compensation. If during the term of his employment agreement, Mr. Grundman is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 36-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the company, severance compensation will be payable in a lump sum on the date of termination.

         Mr. Byerlotzer entered into employment agreement with the Company effective as of November 13, 1998. Under this agreement, Mr. Byerlotzer initially received an annual base compensation of $170,000 per year. Mr. Byerlotzer entered into a new employment agreement with the Company effective as of July 1, 1999 for a three-year term and thereafter for successive one year terms unless terminated 60 day prior to the commencement of an extension term. Under the new agreement, Mr. Byerlotzer receives an annual base compensation of $185,000 and is eligible for an additional annual incentive bonus of up to 50% of his base compensation. If during the term of his employment agreement, Mr. Byerlotzer is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the company, severance compensation will be payable in a lump sum on the date of termination.

         Mr. Furrow entered into employment agreement with the Company effective as of January 4, 1999. This agreement is for a three-year term and thereafter for successive one year terms unless terminated 60 day prior to the commencement of an extension term. Under this agreement, Mr. Furrow initially received an annual base compensation of $160,000 per year and is eligible for an additional annual incentive bonus of up to 50% of his base compensation. If during the term of his employment agreement, Mr. Furrow is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 12-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the company, severance compensation will be payable in a lump sum on the date of termination.

         Mr. Evatt entered into an employment agreement with the Company effective as of July 1, 1995. Mr. Evatt's agreement originally provided that he would serve as the Company's Chief Accounting Officer and Treasurer. Mr. Evatt entered into a new employment agreement with the Company effective as of July 1, 1999 for a three-year term commencing July 1, 1995, and thereafter for successive one year terms unless terminated 30 days prior to the commencement of an extension term. Under the new agreement, Mr. Evatt initially receives an annual base compensation of $145,000 per year and is eligible to participate in an incentive compensation plan providing for cash bonuses up to 30% of his base compensation. Base compensation is reviewed annually and has been (and may be in the future) increased (but not decreased) by the Board of Directors in its discretion. If during the term of his agreement Mr. Evatt is terminated by the Company for any reason other than for cause, or if Mr. Evatt terminates his employment because of a material breach by the Company, he will be entitled to receive severance compensation equal to his base compensation, payable in equal installments over a 24-month period following the termination.

SEVERANCE AGREEMENTS

         Effective as of July 1, 1999, the Company entered into a severance arrangement with Mr. McGregor pursuant to which the Company made a one-time severance payment to Mr. McGregor in the amount of $275,000. In addition, Mr. McGregor will be entitled to receive an additional one-time payment of $550,000 which will be payable at the time of the closing of the disposition of certain specified assets of the Company, but in all events not later than January 1, 2000. A portion of such payment has been advanced. In addition, the severance arrangement provides that Mr. McGregor will be entitled to receive certain group medical and dental, life, executive life, accident and disability benefits for a three-year period following his termination, as well as an automobile allowance and certain additional payments to cover any short-fall in any payments made pursuant to the Company's medical insurance coverage. Mr. McGregor's severance arrangement with the Company also provides that options to acquire the Company's common stock which have been granted to him will become immediately vested and that certain of those options will remain exercisable for a period of five years. The severance arrangement also provides Mr. McGregor with certain piggy-back registration rights with respect to shares of the Company's common stock acquired by him upon the exercise of those options.

DIRECTOR COMPENSATION

         No director who is also an employee of the Company or any of its subsidiaries receives any fees from the Company for his services as a Director or as a member of any committee of the Board. During the fiscal year ended June 30, 1999 all other Directors ("Non-employee Directors") received a fee equal to $3,000 per month for each month of service and are reimbursed for travel and other expenses directly associated with Company business. Additionally, the Company pays the premiums with respect to insurance for the benefit of Messrs. Collins and Marcum in the amount of $2,871 and $5,389, respectively. Each Non-employee Director was granted options under the 1997 Incentive Plan on September 4, 1998 and May 5, 1999 to purchase 50,000 and 100,000 shares of Common Stock, respectively, other than Mr. Wolkowitz who was granted options to purchase 60,000 shares of Common Stock on September 4, 1998 and options to purchase 120,000 shares of Common Stock on May 5, 1999. The options granted on September 4, 1998 and May 5, 1999, vest in four equal annual installments commencing on the date of grant of each of the options.

OTHER COMPENSATION

         Key has no other deferred compensation, pension or retirement plans in which Directors or executive officers participate.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         On January 6, 1998, Marcum Natural Gas Services, Inc., now known as Metretek Technologies, Inc. ("Metretek Technologies"), a diversified provider of products and services to the natural gas industry and a company for which W. Phillip Marcum, one of the Directors of the Company, serves as Chairman of the Board, President and Chief Executive Officer, sold certain assets held by its wholly owned subsidiary, Marcum Gas Transmission, Inc. ("Marcum Gas Transmission"), to Odessa. Metretek Technologies sold the assets for a total consideration of $700,000. Metretek Technologies also granted Odessa a right of first refusal to participate in future projects developed by Marcum Gas Transmission on terms and conditions identical to those provided to Marcum Gas Transmission.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth, as of October 25, 1999, the number of shares of Common Stock beneficially owned by each (i) Director, (ii) Named Executive Officer, and (iii) all Directors and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person or entity. The Company does not know of any person beneficially owning more than 5% of the outstanding Common Stock.

                                                                                       PERCENTAGE OF
                                                                           NUMBER OF    OUTSTANDING
                     NAME OF BENEFICIAL OWNER                              SHARES(1)     SHARES(2)
                     ------------------------                              ---------   -------------
Francis D. John(3)................................................           664,250          *
Kevin P. Collins(4)...............................................           165,072          *
William D. Manly(5)...............................................           112,709          *
W. Philip Marcum(6)...............................................           165,072          *
David J. Breazzano(7).............................................            95,000          *
Morton Wolkowitz(8)...............................................           491,216          *
James J. Byerlotzer (9)...........................................            24,500          *
D. Kirk Edwards (10)..............................................           188,900          *
Danny R. Evatt (11)...............................................            51,250          *
Thomas K. Grundman................................................            10,000          *
Directors and Executive Officers as a group (12 persons)(12)......         1,927,969        2.3%

----------------
  *  Less than 1%

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

(2) Based on 82,740,330 shares of Common stock outstanding at October 25, 1999, plus, for each beneficial owner, those number of shares underlying currently exercisable options or warrants held by each executive officer or Director.

(3) Includes 687,500 shares issuable upon exercise of vested options and 6,914 shares issuable pursuant to currently exercisable warrants. Does not include (i) 1,1012,500 shares issuable pursuant to options that have not vested, and (ii) shares issuable pursuant to 375,000 options that were disposed of pursuant to a marital property settlement effective July 7, 1998.

(4) Includes 110,000 shares issuable upon the exercise of vested options. Does not include 110,000 shares issuable pursuant to options that have not vested.

(5) Includes 110,000 shares issuable upon the exercise of vested options. Does not include 110,000 shares issuable pursuant to options that have not vested.

(6) Includes 110,000 shares issuable upon the exercise of vested options. Does not include 110,000 shares issuable pursuant to options that have not vested.

(7) Includes 45,000 shares issuable upon the exercise of vested options. Does not include 105,000 shares issuable pursuant to options that have not vested.

(8) Includes 144,000 shares issuable upon the exercise of vested options and 6,914 shares issuable pursuant to currently exercisable warrants. Does not include 131,000 shares issuable pursuant to options that have not vested.

(9) Includes 5,000 shares issuable upon the exercise of vested options. Does not include 255,000 shares issuable pursuant to options that have not vested.

(10) Includes 107,500 shares issuable upon the exercise of vested options. Does not include 152,500 shares issuable pursuant to options that have not vested.

(11) Includes 66,250 shares issuable upon the exercise of vested options. Does not include 153,750 shares issuable pursuant to options that have not vested.

(12) Messrs. Huseman and McGregor, named Executive Officers, are no longer employed with the Company. Accordingly, the above table does not include information with respect to them.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In connection with the negotiation of the terms of a new five (5) year employment agreement with Mr. John (which employment agreement contains significant restrictions on exercising options and selling stock as well as non-compete provisions and as an inducement to Mr. John to enter into a new five (5) year employment agreement and to provide safeguards against Mr. John terminating such employment agreement early, the Company entered into an agreement with Mr. John, dated as of August 2, 1999, whereby, with respect to an aggregate of $5 million in loans by the Company to Mr. John during fiscal 1998, 1999 and 2000, the Company has agreed that such loans, together with the accrued interest payable thereon, will be forgiven ratably during the five (5) year period commencing on July 1, 2000 and ending on July 1, 2004. The agreement provides that the foregoing forgiveness of indebtedness is predicated and conditioned upon Mr. John remaining employed by the Company during the period from July 1, 1999 to July 1, 2004. In the event that Mr. John is terminated by the Company for "Cause" (as defined in the agreement), or in the event that Mr. John voluntarily terminates h is employment with the Company, the agreement further provides that the entire remaining principal balance of these loans, together with accrued interest payable thereon, will become immediately due and payable by Mr. John. However, in the event that Mr. John's employment is terminated for "Good Reason", or as a result of Mr. John's death or "Disability", or as a result of a "Change in Control", the agreement stipulates that the remaining principal balance outstanding on the loans, together with accrued interest thereon, will be forgiven.

         The agreement provides that, during the term thereof, Mr. John shall be required to post such additional collateral to secure such loans as the Board of Directors of the Company in its sole discretion may from time to time deem to be necessary and/or appropriate under the circumstances and that the Board shall review the adequacy of the collateral on at least an annual basis.

         This agreement further provides that with respect to any forgiveness of the payment of principal and interest on the loans, Mr. John will be entitled to receive a "gross-up" payment in an amount sufficient for him to pay any federal, state, or local income taxes which may be due and payable by him with respect to the forgiveness of such indebtedness (principal and interest). In addition, the agreement provides that if Mr. John is subject to the tax imposed by Section 4999 of the Internal Revenue Code, the Company will reimburse him for such tax on an after-tax basis.

         On January 6, 1998, Metretek Technologies, a diversified provider of products and services to the natural gas industry and a company for which W. Phillip Marcum, one of the Directors of the Company, serves as Chairman of the Board, President and Chief Executive Officer, sold certain assets held by its wholly owned subsidiary, Marcum Gas Transmission, to Odessa. Metretek Technologies sold the assets for a total consideration of $700,000. Metretek Technologies also granted Odessa a right of first refusal to participate in future projects developed by Marcum Gas Transmission on terms and conditions identical to those provided to Marcum Gas Transmission.

         During fiscal 1998, the Company deposited $250,000 in a money market account as collateral to secure a bank loan made to a business entity in which Danny R. Evatt, Chief Information Officer and Vice President of Financial Operations of the Company, owns an interest. Such amount is still on deposit as collateral for the loan.

         In fiscal 1999, an investment management firm in which David J. Breazzano, one of the Company's directors, is a principal, purchased $25 million principal amount of the Company's borrowings under the bridge loan agreement which has since been repaid in full.

         In fiscal 1999, the Company entered into a consulting agreement with an investment banking firm in which Kevin P. Collins, one of the Company's directors is a principal, pursuant to which such firm provided financial advisory services to the Company and for which such firm received a total of $167,000.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                               KEY ENERGY SERVICES, INC.

                               By:
                                   ---------------------------------------------
                                   Francis D. John, PRESIDENT AND
                                      CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   Signatures                                      Title                               Date
                                                 Chairman of the Board, President,               October 28, 1999
   ---------------------------------             and Chief Executive Officer
         Francis D. John

                                                 Director                                        October 28, 1999
   ---------------------------------
         David J. Breazzano

                                                 Director                                        October 28, 1999
   ---------------------------------
         Kevin P. Collins

                                                 Director                                        October 28, 1999
   ---------------------------------
         William D. Manly

                                                 Director                                        October 28, 1999
   ---------------------------------
         Phillip W. Marcum

                                                 Director                                        October 28, 1999
   ---------------------------------
         Morton Wolkowitz

                                                 Chief Financial Officer                         October 28, 1999
   ---------------------------------
         Thomas K. Grundman

                                                 Chief Accounting Officer                        October 28, 1999
   ---------------------------------
         Danny R. Evatt

                                       13