Form 10-Q
period 1999-09-30
KEY ENERGY SERVICES INC
filed 1999-11-15
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________


                          Commission file number 1-8038


                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                 Maryland                           04-2648081
                 --------                           ----------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)


            Two Tower Center, 20th Floor, East Brunswick, NJ       08816
           -------------------------------------------------------------
            (Address of principal executive offices)          (ZIP Code)

        Registrant's telephone number including area code: (732) 247-4822
                                                           --------------


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


           Common Shares outstanding at November 10, 1999 - 82,740,330

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES

                                      INDEX

-------------------------------------------------------------------------------

 PART I. FINANCIAL INFORMATION

 Item 1.   Financial Statements
                Consolidated Balance Sheets as of
                September 30, 1999 and June 30, 1999........................  3

                Unaudited Consolidated Statements of
                Operations for the Three Months Ended
                September 30, 1999 and 1998.................................  4

                Unaudited Consolidated Statements of
                Cash Flows for the Three Months Ended
                September 30, 1999 and 1998.................................  5

                Consolidated Statements of Comprehensive
                Income for the Three Months Ended
                September 30, 1999 and 1998.................................  6

                Notes to Consolidated Financial Statements..................  7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations................... 12

PART  II. OTHER INFORMATION

Item 1.    Legal Proceedings............................................... 19

Item 2.    Changes in Securities and Use of Proceeds....................... 19

Item 3.    Defaults Upon Senior Securities................................. 19

Item 4.    Submission of Matters to a Vote of Security Holders............. 19

Item 5.    Other Information............................................... 19

Item 6.    Exhibits and Reports on Form 8-K................................ 19

Signatures ................................................................ 20

                                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS


                                                                                         SEPTEMBER 30, 1999     JUNE 30, 1999
                                                                                         ------------------     --------------
                                                                                            (UNAUDITED)
                                                                                          (THOUSANDS, EXCEPT PER SHARE DATA)
                                                         ASSETS
Current assets:
  Cash................................................................................            $12,371            $23,478
  Accounts receivable, net............................................................            112,198             91,998
  Inventories.........................................................................             14,584             12,742
  Prepaid income taxes................................................................                  -                916
  Prepaid expenses and other current assets...........................................              5,310              3,409
                                                                                          ----------------   ----------------
Total current assets..................................................................            144,463            132,543
                                                                                          ----------------   ----------------
Property and equipment:
  Oilfield service equipment..........................................................            641,200            632,854
  Contract drilling equipment.........................................................             85,734             86,225
  Motor vehicles......................................................................             66,651             70,398
  Oil and gas properties and other related equipment, successful efforts method.......             42,984             42,925
  Furniture and equipment.............................................................             10,034              8,452
  Buildings and land..................................................................             31,325             31,086
                                                                                          ----------------   ----------------
                                                                                                  877,928            871,940
Accumulated depreciation & depletion..................................................          (116,479)          (102,378)
                                                                                          ----------------   ----------------
Net property and equipment............................................................            761,449            769,562
                                                                                          ----------------   ----------------
  Goodwill, net.......................................................................            200,527            205,423
  Deferred costs, net.................................................................             23,558             23,779
  Notes receivable - related parties..................................................              4,750              2,835
  Other assets........................................................................             15,117             13,996
                                                                                          ----------------   ----------------
  Total assets........................................................................         $1,149,864         $1,148,138
                                                                                          ================   ================

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................            $26,211            $18,527
  Other accrued liabilities...........................................................             29,370             25,291
  Accrued interest....................................................................              5,244             13,079
  Current portion of long-term debt...................................................             17,239             16,254
                                                                                          ----------------   ----------------

Total current liabilities.............................................................             78,064             73,151
                                                                                          ----------------   ----------------

Long-term debt, less current portion..................................................            693,947            683,724
Non-current accrued expenses..........................................................              1,907              1,739
Deferred tax liability................................................................             97,700            101,430
Commitments and contingencies.........................................................                  -                  -
Stockholders' equity:
  Common stock, $.10 par value; 100,000,000 shares authorized, 83,155,093 and 83,155,072 shares issued, respectively at September 30, 1999 and
  June 30, 1999, respectively.........................................................              8,317              8,317
  Additional paid-in capital..........................................................            301,218            301,615
  Treasury stock, at cost; 416,666 shares at September 30, 1999 and June 30, 1999.....            (9,682)            (9,682)
  Accumulated other comprehensive income..............................................                  9                  9
  Retained earnings (deficit).........................................................           (21,616)           (12,165)
                                                                                          ----------------   ----------------

Total stockholders' equity............................................................            278,246            288,094
                                                                                          ----------------   ----------------

Total liabilities and stockholders' equity............................................         $1,149,864         $1,148,138
                                                                                          ================   ================

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                       THREE MONTHS ENDED
                                                                                                           SEPTEMBER 30,
                                                                                                        -----------------
                                                                                                       1999          1998
                                                                                                       ----          ----
                                                                                                     (THOUSANDS, EXCEPT PER
                                                                                                          SHARE DATA)
REVENUES:
  Well servicing...................................................................                     $130,817        $96,494
  Contract drilling................................................................                       16,458         16,915
  Oil and gas production...........................................................                        2,020          1,770
  Other, net.......................................................................                          597            408
                                                                                                   --------------  -------------
                                                                                                         149,892        115,587
                                                                                                   ==============  =============
COSTS AND EXPENSES:
  Well servicing...................................................................                       99,214         67,165
  Contract drilling................................................................                       14,271         13,860
  Oil and gas production...........................................................                        1,000            759
  Depreciation, depletion and amortization.........................................                       16,821         10,703
  General and administrative.......................................................                       13,912         11,212
  Bad debt expense.................................................................                          477            226
  Interest.........................................................................                       17,388          8,505
                                                                                                   --------------  -------------
                                                                                                         163,083        112,430
                                                                                                   --------------  -------------
Income (loss) before income taxes..................................................                     (13,191)          3,157
Income tax benefit (expense).......................................................                        3,740        (1,320)
                                                                                                   --------------  -------------
NET INCOME (LOSS)..................................................................                     $(9,451)         $1,837
                                                                                                   ==============  =============

EARNINGS (LOSS) PER SHARE:
  Basic............................................................................                      $(0.11)          $0.10
  Diluted..........................................................................                      $(0.11)          $0.10

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic............................................................................                       82,738         18,268
  Diluted..........................................................................                       82,738         18,976

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      THREE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                        ----------------
                                                                                                      1999          1998
                                                                                                      ----          ----
                                                                                                          (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                                    $(9,451)          $1,837
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN)
    OPERATIONS:..................................................................
  Depreciation, depletion and amortization.......................................                        16,821          10,703
  Amortization of deferred debt costs and warrants...............................                         1,255             767
  Bad debt expense...............................................................                           477             226
  Deferred income taxes..........................................................                       (3,740)           1,320
  Gain on sale of assets.........................................................                           (6)              47
  Other non-cash items...........................................................                           916             202
  CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS FROM THE ACQUISITIONS:
     (Increase) decrease in accounts receivable..................................                      (20,677)           4,477
     (Increase) decrease in other current assets.................................                       (3,733)             537
     Decrease in accounts payable, accrued interest and accrued expenses.........                         3,928         (5,213)
     Other assets and liabilities................................................                         (185)         (2,495)
                                                                                                  --------------  --------------
  Net cash provided by (used in) operating activities............................                      (14,395)          12,408
                                                                                                  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Well servicing..........................................                       (3,200)         (6,587)
  Capital expenditures - Contract drilling.......................................                       (1,100)         (1,019)
  Capital expenditures - Oil and gas.............................................                          (77)         (1,608)
  Capital expenditures - Other...................................................                       (1,233)               -
  Proceeds from sale of fixed assets.............................................                           127              91
  Cash received in acquisitions..................................................                             -          27,008
  Acquisitions - Well servicing..................................................                             -       (272,292)
  Notes receivable from related parties..........................................                       (1,915)               -
                                                                                                  --------------  --------------
  Net cash used in investing activities..........................................                       (7,398)       (254,407)
                                                                                                  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital lease obligations......................                       (1,314)         (1,713)
  Borrowings under line-of-credit................................................                        12,000         128,000
  Proceeds from bridge loan......................................................                             -         150,000
  Debt issuance costs............................................................                             -        (19,636)
                                                                                                  --------------  --------------
  Net cash provided by financing activities......................................                        10,686         256,651
                                                                                                  --------------  --------------
  Net increase (decrease) in cash and cash equivalents...........................                      (11,107)          14,652
  Cash and cash equivalents at beginning of period...............................                        23,478          25,265
                                                                                                  --------------  --------------
  Cash and cash equivalents at end of period.....................................                       $12,371         $39,917
                                                                                                  ==============  ==============

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                                     THREE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                        ---------------
                                                                                                      1999         1998
                                                                                                      ----         ----
                                                                                                        (THOUSANDS)

NET INCOME (LOSS)..................................................................                   $(9,451)         $1,837
                                                                                                  -------------  -------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on available-for-sale securities, net of $821 tax...............                          -          1,200

                                                                                                  -------------  -------------
COMPREHENSIVE INCOME (LOSS), NET OF TAX............................................                   $(9,451)         $3,037
                                                                                                  =============  =============

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1999 AND 1998


1.  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company") and its wholly-owned subsidiaries for the three month periods ended September 30, 1999 and 1998 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three-month period ended September 30, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2000.

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

RECLASSIFICATIONS AND ADJUSTMENTS

Certain reclassifications have been made to the consolidated financial statements for the three months ended September 30, 1998 to conform to the presentation for the three months ended September 30, 1999.

2.  EARNINGS PER SHARE

The Company accounts for earnings per share based upon Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method.


                                                                              THREE MONTHS
                                                                             ENDED SEPT. 30,
                                                                             ---------------
                                                                           1999            1998
                                                                           ----            ----
                                                                           (THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Net income (loss)..............................................           $(9,451)         $1,837
DENOMINATOR
  Weighted average common shares outstanding.....................             82,738         18,268
                                                                      ---------------  -------------
BASIC EPS........................................................            $(0.11)          $0.10
                                                                      ===============  =============

DILUTED EPS COMPUTATION:
NUMERATOR
  Net income (loss)..............................................           $(9,451)         $1,837
  Effect of dilutive securities, tax effected:
  Convertible securities.........................................                  -              -
                                                                      ---------------  -------------
                                                                            $(9,451)         $1,837
                                                                      ===============  =============

DENOMINATOR
  Weighted average common shares outstanding:....................             82,738         18,268
  Warrants.......................................................                  -             39
  Stock options..................................................                  -            669
  7% Convertible Debentures......................................                  -              -
  5% Convertible Debentures......................................                  -              -
                                                                      ---------------  -------------
                                                                              82,738         18,976
                                                                      ---------------  -------------
DILUTED EPS......................................................            $(0.11)          $0.10
                                                                      ===============  =============

         The earnings per share calculation for the three months ended September 30, 1999 excludes the Company's convertible debt, outstanding warrants and stock options, because the effects of such instruments on earnings per share would be anti-dilutive.

3.  ACQUISITIONS

There were no acquisitions by the Company during the three months ended September 30, 1999.

DAWSON PRODUCTION SERVICES, INC.

In September 1998, the Company completed the acquisition of all of the capital stock of Dawson Production Services, Inc. ("Dawson") for an aggregate consideration of approximately $382.6 million, including approximately $207.1 million of cash paid for the Dawson stock and for transactional fees and approximately $175.5 million of net liabilities assumed. The Dawson acquisition was accounted for using the purchase method of accounting and the results of operations from the Dawson assets are included in the Company's results of operations effective September 14, 1998.

Expenditures for the Dawson acquisition, including acquisition costs, less cash acquired were as follows (in thousands):

Fair value of assets acquired, including goodwill............................................        $409,722
Liabilities assumed..........................................................................       (199,439)
Liabilities for employee termination costs and lease termination costs.......................         (3,162)
                                                                                                --------------
Cash paid, including acquisition related expenditures and the cost of Dawson common stock
  previously held............................................................................         207,121
Less: Cash acquired..........................................................................        (27,008)
                                                                                                --------------
Net cash used for the acquisition............................................................        $180,113
                                                                                                ==============

At the time of the closing, Dawson owned approximately 527 well service rigs, 200 oilfield trucks, and 21 production testing units in South Texas and the Gulf Coast, East Texas and Louisiana, the Permian Basin of West Texas and New Mexico, the Anadarko Basin of Texas and Oklahoma, California, and in the inland waters of the Gulf of Mexico.

OTHER FISCAL 1999 ACQUISITIONS

In addition to its acquisition of Dawson, the Company acquired the assets and/or capital stock of six well servicing and contract drilling businesses during the first two quarters of fiscal 1999, increasing its rig and truck fleet by a total of approximately 93 well service rigs, 4 drilling rigs and 185 oilfield trucks (and related equipment) for an aggregate purchase price of approximately $93.7 million in cash. Each of the acquisitions was accounted for using the purchase method and the results of the operations, generated from the acquired assets, are included in the Company's results of operations as of the completion date of each acquisition.

PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

The following unaudited pro forma results of operations have been prepared as though the Dawson acquisition had been consummated on July 1, 1998 with adjustments to record specifically identifiable decreases in direct costs and general and administrative expenses related to the termination of individual employees. Pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                                            THREE MONTHS ENDED SEPT. 30,
                                                                        ----------------------------------
                                                                                  1999          1998
                                                                                  ----          ----
                                                                                  (THOUSANDS, EXCEPT
                                                                                    PER SHARE DATA)
Revenues..........................................................               $149,892      $159,198
Net income (loss).................................................                (9,451)           605
Basic earnings (loss) per share...................................                 (0.11)          0.03

4.  STOCKHOLDERS' EQUITY

EQUITY OFFERING

On May 7, 1999, the Company closed the public offering of 55,300,000 shares of common stock (300,000 shares of which were sold pursuant to the underwriters' over-allotment option discussed below) at $3.00 per share, or $165.9 million (the "Public Offering"). In addition, the Company closed the offering of 3,508,772 shares of common stock at $2.85 per share, or $10.0 million (the "Concurrent Offering" and together with the Public Offering, the "Equity Offering"). In addition, on June 7, 1999, the underwriters of the Public Offering exercised an over-allotment option to purchase an additional 5,436,000 million shares to cover over-allotments. Net proceeds from the Equity Offering of approximately $180.4 million were used to repay a portion of the Company's term loan borrowings under its senior credit facility.

5.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

6.  INDUSTRY SEGMENT INFORMATION

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

OIL AND GAS PRODUCTION: The Company produces crude oil and natural gas, in the Permian Basin and Panhandle areas of West Texas.


                                                              WELL        CONTRACT         OIL AND       CORPORATE /
                                                            SERVICING     DRILLING      GAS PRODUCTION      OTHER           TOTAL
                                                            ---------     --------      --------------      -----           -----
THREE MONTHS ENDED SEPTEMBER 30, 1999
Operating revenues......................................       $130,817       $16,458          $2,020           $597        $149,892
Operating profit .......................................         31,603         2,187           1,020            597          35,407
Depreciation, depletion and amortization................         14,282         1,782             570            187          16,821
Interest expense........................................            374             -               -         17,014          17,388
Net income/(loss) *.....................................          8,149         (722)             302       (17,180)         (9,451)
Identifiable assets.....................................        752,167       106,975          40,544         49,651         949,337
Capital expenditures (excluding acquisitions)...........          3,200         1,100              77          1,233           5,610

THREE MONTHS ENDED SEPTEMBER 30, 1998
Operating revenues......................................        $96,494       $16,915          $1,770           $408        $115,587
Operating profit........................................         29,329         3,055           1,011            408          33,803
Depreciation, depletion and amortization................          8,591         1,407             624             81          10,703
Interest expense........................................             94             -               -          8,411           8,505
Net income/(loss) *.....................................         10,144           533             258        (9,098)           1,837
Identifiable assets.....................................        773,150        98,388          39,698         66,002         977,238
Capital expenditures (excluding acquisitions)...........          6,587         1,019           1,608              -           9,214

* - Net income/loss for Drilling segment include a portion of well servicing general and administrative expenses allocated on a revenue percentage basis.

Operating revenues for the Company's foreign operations for the three months ended September 30, 1999 and 1998 were $8.0 million and $7.6 million, respectively. Operating profits for the Company's foreign operations for the three months ended September 30, 1999 and 1998 were $1.5 million and $1.7 million, respectively. The Company's assets related to foreign operations for the three months ended September 30, 1999 and 1998 were $60.5 million and $48.4 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                   NOTE REGARDING FORWARD - LOOKING STATEMENTS

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

       - the existence of regulatory uncertainties, the possibility of political instability in any of the countries in which the Company does business; and

       - year 2000 issues and general economic conditions, in addition to the other matters discussed herein.

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

The Company's revenue for the first quarter of fiscal 2000 totaled $149,892,000, representing an increase of $34,305,000, or 30% as compared to the prior year period. The results for the prior year period do not include a full quarter of Dawson's results as well as several other fiscal 1999 acquisitions. Despite the higher revenues in the current period, reduced rates and a lower margin mix of business, higher costs associated with hiring crews and reactivating equipment and increased interest expense have adversely impacted the Company's profits. The Company's net loss for the first quarter of fiscal 2000 totaled $9,451,000, or $0.11 per share, versus net income of $1,837,000, or $0.10 per share, for the prior year period.

The Company's results for the three months ended September 30, 1999 reflect the second consecutive quarter of sequential improvement in its business. Adverse business conditions severely impacted the Company beginning in the second quarter of fiscal 1999 and continued throughout the third quarter. These conditions were caused by the significant and unprecedented decline in oil prices, which, in turn, caused a sustained decline in oilfield spending by producers. Demand for much of the Company's equipment and services, especially those yielding higher margins, fell sharply. Beginning in March 1999, oil production cuts initiated by the Organization of Petroleum Exporting Countries combined with increasing worldwide demand began to strengthen both oil and natural gas prices. This has lead to a gradual recovery in spending by oil and gas producers and increasing hours, revenues and operating profits for the Company. Such spending has increased cautiously as producers are taking a more conservative stance waiting to see if the new price levels are sustainable. Management expects demand for the Company's services and equipment to remain at least at current levels through December 1999 and anticipates higher activity levels for calendar 2000 if the current pricing environment continues.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues increased $34,323,000, or 36%, from $96,494,000 for the three months ended September 30, 1998 to $130,817,000 for the three months ended September 30, 1999. The increase in revenues was primarily due to the full quarter effect of the acquisitions completed during the early portion of fiscal 1999 and was partially offset by a decline in equipment utilization and, to a lesser extent, pricing of oilfield services.

CONTRACT DRILLING. Revenues from contract drilling activities decreased $457,000, or 3%, from $16,915,000 for the three months ended September 30, 1998 to $16,458,000 for the three months ended September 30, 1999. The decrease in revenues was primarily due to a decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999 and was partially offset by the full quarter effect of the acquisitions completed during the early portion of fiscal 1999.

OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities increased $250,000, or 14%, from $1,770,000 for the three months ended September 30, 1998 to $2,020,000 for the three months ended September 30, 1999. The increase in revenues was primarily due to a 21.2% increase in the price of oil and gas received on a barrel of oil equivalent ("BOE") basis for the three months ended September 30, 1999 compared to the prior year period, and was partially offset by a 5.9% decrease in the volume of oil and gas produced on a BOE basis for the three months ended September 30, 1999 compared to the prior year period.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses increased $32,049,000, or 48%, from $67,165,000 for the three months ended September 30, 1998 to $99,214,000 for the three months ended September 30, 1999. The increase was primarily due to the full quarter effect of the acquisitions completed during the early portion of fiscal 1999 and the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's restructuring efforts. Well servicing expenses, as a percentage of well servicing revenue, increased from 70% for the three months ended September 30, 1998 to 76% for the three months ended September 30, 1999. The increase was primarily due to a shift in revenue mix from higher margin, higher priced well services to lower margin, lower priced well services, reduced pricing for well services, and the start-up costs for bringing crews and equipment back on line.

CONTRACT DRILLING. Expenses related to contract drilling activities increased $411,000, or 3%, from $13,860,000 for the three months ended September 30, 1998 to $14,271,000 for the three months ended September 30, 1999. The increase was primarily due to full quarter effect of the acquisition completed during the early portion of fiscal 1999 and the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's restructuring efforts. Contract drilling expenses, as a percentage of contract drilling revenues, increased from 82% for the three months ended September 30, 1998 to 87% for the three months ended September 30, 1999. The increase was due to reduced pricing for contract drilling and the start-up costs for bringing crews and equipment back on line.

OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities increased $241,000, or 32%, from $759,000 for the three months ended September 30, 1998 to $1,000,000 for the three months ended September 30, 1999. Oil and natural gas production costs increased from $5.23 per BOE for the three months ended September 30, 1998 to $7.32 per BOE for the three months ended September 30, 1999. The increase per BOE is primarily due to the costs of placing wells back on production that were not producing prior to the quarter and, to a lesser extent, increased rates for electricity and other operating services.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense increased $6,118,000, or 57%, from $10,703,000 for the three months ended September 30, 1998 to $16,821,000 for the three months ended September 30, 1999. The increase is primarily due to an increase in oilfield service depreciation resulting from the effect of the acquisitions completed during the early portion of fiscal 1999 for the full quarter.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased $2,700,000, or 24%, from $11,212,000 for the three months ended September 30, 1998 to $13,912,000 for the three months ended September 30, 1999. The increase was primarily due to the effect of the acquisitions completed during the early portion of fiscal 1999 for the full quarter and was largely offset by cost reductions effected as a result of the Company's restructuring efforts. General and administrative expenses, as a percentage of revenues, decreased from 9.7% for the three months ended September 30, 1998 to 9.2% for the three months ended September 30, 1999.

INTEREST EXPENSE

The Company's interest expense increased $8,883,000, or 104%, from $8,505,000 for the three months ended September 30, 1998 to $17,388,000 for the three months ended September 30, 1999. The increase was primarily due to the full quarter effect of the additional debt incurred in connection with the acquisitions completed during the early portion of fiscal 1999 and, to a lesser extent, higher interest rates and amortization of additional debt issuance costs. Included in interest expense was the amortization of debt issuance costs of $1,255,000 and $767,000 for the three months ended September 30, 1999 and 1998, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense increased $251,000, or 111%, from $226,000 for the three months ended September 30, 1998 to $477,000 for the three months ended September 30, 1999. The increase was primarily due to increased revenues and the residual effects of a significant decline in commodity prices and a corresponding deterioration in market conditions during fiscal 1999.

INCOME TAXES

The Company's income tax expense decreased $5,060,000 from an expense of $1,320,000 for the three months ended September 30, 1998 to a benefit of $3,740,000 for the three months ended September 30, 1999. The decrease in income taxes is due to the decrease in pretax income. The Company's effective tax rate for the three months ended September 30, 1999 and 1998 was 28% and 42%, respectively. The effective tax rates are different from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company does not expect to be required to remit federal income taxes for the next few fiscal years because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings, and the issuance of long term debt and equity. We believe that the current reserves of cash and cash equivalents, access to our existing credit lines and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations.

As of September 30, 1999, the Company had working capital of approximately $83,638,000 and cash and cash equivalents of approximately $12,371,000 as compared to working capital of approximately $75,646,000 million and cash and cash equivalents of approximately $23,478,000 as of June 30, 1999. This increase in working capital is primarily related to the timing of cash receipts and disbursements. Receivables are higher due to the increase in revenues caused by the increased utilization of the Company's equipment base and payables are also higher due to the addition of more employees and greater costs related to the increased equipment utilization.

The reduction in the Company's cash and cash equivalents since June 30, 1999 was primarily attributable to:

       -      Cash from operations of ($14,395,000)

       -      Borrowings, net of repayments on term debt and revolver, of
              $10,686,000

       -      Capital expenditures of $5,610,000

       -      Cash from other investing activities of ($1,788,000)

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2000 are expected to approximate fiscal 1999 levels. Expenditures will be directed toward maintaining and selectively refurbishing our assets as business conditions warrant. The Company will continue to evaluate opportunities to acquire or divest assets or businesses to enhance the Company's primary operations. Such capital expenditures, acquisitions and divestitures are at the discretion of the Company and will depend on management's view of market conditions as well as other factors.

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of September 30, 1999, the Company had a $500,000,000 credit agreement (the "Credit Agreement") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $150,000,000 revolving loan facility, $43,365,480 in Tranche A term loans and $177,761,370 in Tranche B term loans. In addition, up to $20,000,000 of letters of credit can be issued under the Credit Agreement, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. As of September 30, 1999, approximately $102,000,000 was drawn under the revolving loan facility and approximately $10,439,000 of letters of credit related to workmens' compensation insurance were outstanding.

The revolving loans and Tranche A term loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.75% to 2.00% or a Eurodollar rate plus a variable margin of 2.25% to 3.50%. The Tranche B loans bear interest based upon, at the Company's option, the prime rate plus 2.50% or a Eurodollar rate plus 4.00%. The Credit Facility has customary affirmative and negative covenants including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a maximum senior leverage ratio, a minimum net worth and minimum EBITDA ratio as well as restrictions on capital expenditures, acquisitions and dispositions.

14% SENIOR SUBORDINATED NOTES

On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the private placement, net of fees and expenses, were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Credit Agreement and the Dawson 9 3/8% Senior Notes.

5% CONVERTIBLE SUBORDINATED NOTES

On September 25, 1997, the Company completed an initial closing of its private placement of $200,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16,000,000 of the 5% Convertible Subordinated Notes pursuant to the exercise of the remaining portion of an over-allotment option. The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Credit Agreement, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments.

7% CONVERTIBLE SUBORDINATED DEBENTURES

In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures"). The 7% Convertible Subordinated Debentures are subordinate to the Company's senior indebtedness which includes borrowings under the Credit Agreement, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The Debentures are convertible, at any time prior to maturity, at the holders' option, into shares of the Company's common stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, holders who converted prior to July 1, 1999 were entitled to receive a payment, in cash or the Company's common stock (at the Company's option) generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999. As a result of conversions, only $4,600,000 principal amount of the 7% Convertible Subordinated Debentures remained outstanding at September 30, 1999.

DAWSON 9 3/8% SENIOR NOTES

In February 1997, Dawson issued $140,000,000 9 3/8% Senior Notes due 2007 (the "Dawson 9 3/8% Senior Notes"). As the result of the Dawson acquisition, the Company assumed Dawson's obligations under the Dawson 9 3/8% Senior Notes which were equally and ratably secured with the obligations under the Credit Agreement. As a result of mandatory tender offer made in connection with the Dawson acquisition, only $1,406,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding at September 30, 1999.

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

Accordingly, for operational efficiency and to prevent any adverse impacts that may result from the arrival of Year 2000, in July 1998 the Company commenced the implementation of a new integrated management information system along with updated hardware that replaced most of the systems previously utilized by the Company. The implementation of the new integrated management information system, which has been certified by its vendor to be Year 2000 compliant, is substantially complete. While this new management information system does not cover the Company's Argentine operations, the Company is currently implementing a separate management information system for its Argentine operations that uses software that is virtually identical to the Company's domestic management information system software, that the Company expects to be in place in late calendar year 1999. Through September 30, 1999, the Company has capitalized approximately $3,767,000 for its new management information system.

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

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (b) Exhibits

  10.1* Amended and Restated Employment Agreement dated July 1, 1999 between Francis D. John and Key Energy Services, Inc.

  10.2* Employment Agreement dated August 5, 1999 between Thomas K. Grundman and Key Energy Services, Inc.

  10.3* Employment Agreement dated as of July 1, 1999 between Danny R. Evatt and Key Energy Services, Inc.

  10.4* Employment Agreement dated as of July 1, 1999 between James J. Byerlotzer and Key Energy Services, Inc.

  10.5* Agreement dated as of August 2, 1999 between Francis D. John and Key Energy Services, Inc.

  10.6*    Promissory Note dated August 3, 1999 made by Thomas K.
           Grundman in favor of Key Energy Services, Inc.

  10.7* Demand Note dated August 3, 1999 made by Thomas K. Grundman in favor of Key Energy Services, Inc.

  10.8* Confidential Separation and Release Agreement dated as of July 1, 1999 between Key Energy Services, Inc. and Stephen E. McGregor

  27*      Financial Data Schedule

  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1999.

--------------------
* Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KEY ENERGY SERVICES, INC.




       Dated: November 15, 1999           By /s/ Francis D. John
                                          -------------------------------------
                                          President and Chief Executive Officer



       Dated: November 15, 1999           By /s/ Thomas K. Grundman
                                          -------------------------------------
                                          Chief Financial Officer and
                                          Chief Accounting Officer