Form 10-K/A
period 1999-06-30
KEY ENERGY SERVICES INC
filed 1999-11-24
CIK 318996

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

                 For the transition period from _______ to ________

                          Commission file number 1-8038

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                      Maryland                            04-2648081
               ---------------------                  -----------------
        (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)              Identification No.)

             Two Tower Center, 20th Floor, East Brunswick, NJ 08816
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

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

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of November 17, 1999 was approximately $451,086,762.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                          ---     ---

Common Shares outstanding at November 17, 1999: 82,740,330

DOCUMENTS INCORPORATED BY REFERENCE: None

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

         The following table sets forth the names and ages, as of November 17, 1999, of each of the Company's executive officers and Directors and includes their current positions.


      NAME                                           AGE POSITIONS
    --------                                         --- ---------
Francis D. John...............................       45  Chairman of the Board, President, Chief Executive
                                                         Officer and Chief Operating Officer
David J. Breazzano............................       43  Director

Kevin P. Collins..............................       48  Director

William D. Manly..............................       76  Director

W. Phillip Marcum.............................       55  Director

Morton Wolkowitz..............................       71  Director

Thomas K. Grundman ...........................       39  Executive Vice President, Chief Financial Officer,
                                                         Chief Accounting Officer and Treasurer
James J. Byerlotzer...........................       53  Executive Vice President of Domestic Well Service
                                                         and Drilling Operations
D. Kirk Edwards...............................       39  Senior Vice President of Safety, Human Resources
                                                         and Technology

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

         David J. Breazzano has been a Director since October 1997. Mr. Breazzano is one of the founding principals at DDJ Capital Management, LLC, an investment management firm established in 1996. Mr. Breazzano previously served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr. Breazzano was President and Chief Investment Officer of the T. Rowe Price Recovery Fund. He is also a director of Waste Systems International, Inc. and Samuels Jewelers, Inc. He holds a BS from Union College and an MBA from Cornell University.

         Kevin P. Collins has been a Director since March 1996. Mr. Collins has been a managing member of the Old Hill Company LLC since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins was a Director of WellTech, Inc. ("WellTech") from January 1994 until March 1996 when WellTech was merged into the Company. He holds a BS and an MBA from the University of Minnesota.

         William D. Manly has been a Director since December 1989. He retired from his position as an Executive Vice President of Cabot Corporation in 1986, a position he had held since 1978. Mr. Manly is a director of Metallamics, Inc. and CitiSteel, Inc. He holds a BS and an MS from the University of Notre Dame.

         W. Phillip Marcum has been a Director since March 1996. Mr. Marcum was a director of WellTech from January 1994 until March 1996 when WellTech was merged into the Company. From October 1995 until March 1996, Mr. Marcum was the acting Chairman of the Board of Directors of WellTech. He has been Chairman of the Board, President and Chief Executive Officer of Metretek Technologies, Inc., formerly known as Marcum Natural Gas

Services, Inc. ("Metretek Technologies"), since January 1991 and is a director of TestAmerica, Inc. He holds a BBA from Texas Tech University.

         Morton Wolkowitz has been a Director since December 1989. Mr. Wolkowitz served as President and Chief Executive Officer of Wolkow Braker Roofing Corporation, a company that provided a variety of roofing services, from 1958 through 1989. Mr. Wolkowitz has been a private investor since 1989. He holds a BS from Syracuse University.

         Thomas K. Grundman has been Executive Vice President, Chief Financial Officer and Treasurer since July 1999 and Chief Accounting Officer since November 1999. He joined the Company in April 1999 as Sr. Vice President of Strategic and Business Development. From late 1996 to April 1999, Mr. Grundman was Senior Vice President at PNC Bank, N.A. where he ran the Oil and Gas Corporate Finance Group and was responsible for providing financing and advisory services in all sectors of the energy industry. From 1984 through 1996, Mr. Grundman held several positions at Chase Manhattan Bank and its predecessor institutions, most recently as a Managing Director in the oil and gas group. Mr. Grundman holds a BS in Finance from Syracuse University.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders also are required by Commission rules to furnish the Company with copies of all
Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished to the Company, the Company believes that its directors, executive officers or 10% stockholders complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 1999, other than Messrs. Furrow and Grundman, each of whom did not file initial reports of ownership on Form 3 on a timely basis, and Mr. Byerlotzer who did not file an initial report of ownership on Form 3 and report a change in ownership on Form 4, with respect to one transaction, on a timely basis.

ITEM 11.   EXECUTIVE COMPENSATION.

         SUMMARY COMPENSATION TABLE. The following table reflects the compensation for services to the Company for the years ended June 30, 1999, 1998, and 1997 for (i) the Chief Executive Officer of the Company, (ii) the four most highly compensated executive officers of the Company other than the Chief Executive Officer who were serving as executive officers at June 30, 1999 and (iii) a former executive officer of the Company for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that such individual was not serving as an executive officer of the Company at June 30, 1999 (the "Named Executive Officers").


                                                                                                     LONG-TERM
                                                                                                    COMPENSATION
                                                                                                       AWARDS
                                             ANNUAL COMPENSATION                                   ------------
                                           -----------------------                     OTHER
                                                                                       ANNUAL          SHARES           ALL OTHER
                                                        SALARY          BONUS       COMPENSATION     UNDERLYING       COMPENSATION
NAME AND PRINCIPAL POSITION                  YEAR         ($)             ($)            ($)          OPTIONS(1)            ($)
-----------------------------------------  ---------  ------------   -----------   ---------------  -------------    --------------
Francis D. John .........................    1999      429,000(2)           --            --          1,200,000            --
  President and Chief Executive Officer      1998      395,000              --            --                 --            --
                                             1997      341,250         500,000            --            250,000(3)         --
Kenneth V. Huseman ......................    1999      257,650              --            --            300,000        10,210(5)
  Executive  Vice President and Chief        1998      240,000         400,000(6)         --                 --            --
  Operating Officer (4)                      1997      200,000         125,000            --            100,000            --
Stephen E. McGregor .....................    1999      240,000              --            --            400,000            --
  Executive Vice President, Chief            1998      272,500(7)      275,000(8)         --            250,000            --
  Financial Officer and Treasurer (9)
James J. Byerlotzer .....................    1999      121,153              --            --            260,000        75,000(10)
  Vice President-- Permian
  Basin Operations (11)
Michael R. Furrow .......................    1999      112,759              --        13,333(13)         75,000            --
  Vice President--Central Operations
    (11)(12)
Danny R. Evatt ..........................    1999      145,000              --            --             90,000            --
  Vice President of Financial                1998      137,500          30,000            --                 --            --
  Operations and Chief Information           1997      125,000          25,080            --             15,000            --
  Officer (14)

(1) Represents the number of shares issuable pursuant to vested and non-vested stock options granted during the applicable fiscal year.

(2) Reflects a salary decrease of 38% effective December 1, 1998 as compared to the salary in effect at July 1, 1998.

(3) 125,000 of these options were transferred in fiscal 1999 pursuant to a marital property settlement.

(4) Mr. Huseman's employment with the Company was terminated effective April 9, 1999 and all options awarded to Mr. Huseman have been forfeited.

(5) Represents insurance premiums paid by the Company with respect to life insurance for the benefit of Mr. Huseman.

(6) The Board awarded Mr. Huseman this discretionary bonus after fiscal 1998 in recognition of the successful completion of a series of acquisitions in fiscal 1998 and fiscal 1999.

(7) Includes payments made to Mr. McGregor under a consulting agreement with the Company pursuant to which he was retained from July 15, 1997 through December 31, 1997.

(8) The Board awarded Mr. McGregor this discretionary bonus after fiscal 1998 in recognition of the successful completion of a series of financing transactions in fiscal 1998 and fiscal 1999.

(9) Mr. McGregor's employment with the Company was terminated effective as of July 1, 1999.

(10) Represents payments to Mr. Byerlotzer pursuant to a non-competition agreement entered into in connection with the Company's acquisition of Dawson Production Services, Inc.

(11)     Messrs. Byerlotzer and Furrow joined the Company on September 21, 1998.

(12) Mr. Furrow ceased serving as an executive officer effective as of July 1, 1999.

(13) Represents amounts reimbursed to Mr. Furrow for certain relocation expenses.

(14) Mr. Evatt ceased serving as an executive officer effective as of November 11, 1999.

OPTION GRANTS IN LAST FISCAL YEAR

         The following table sets forth certain information relating to options granted under the 1997 Incentive Plan to the Named Executive Officers during fiscal 1999. The Company did not grant any stock appreciation rights during fiscal 1999.


                                                             INDIVIDUAL
                                                               GRANTS
                                          NUMBER OF          % OF TOTAL
                                        SECURITIES OF         OPTIONS
                                         UNDERLYING          GRANTED TO      EXERCISE                         GRANT DATE
                                           OPTIONS          EMPLOYEES IN     PRICE PER      EXPIRATION          PRESENT
NAME                                       GRANTED         FISCAL YEAR(1)     SHARE            DATE             VALUE(2)
----                                   ---------------    ----------------  ------------   -------------    ----------------
Francis D. John...............           500,000 (3)              10.1%       $7.125          09/04/08        $2,705,000
                                         700,000 (4)              14.1          3.00          05/05/09         1,673,000
Kenneth V. Huseman............           300,000 (3)               6.0         7.125          09/04/08         1,623,000
Stephen E. McGregor...........           100,000 (3)               2.0         7.125          09/04/08           541,000
                                         300,000 (5)               6.0          3.00          05/05/09           717,000
James J. Byerlotzer...........            10,000 (6)               0.2         7.125          10/15/08            52,400
                                         250,000 (4)               5.0          3.00          05/05/09           597,500
Michael R. Furrow.............            10,000 (6)               0.2         7.125          10/15/08            52,400
                                          65,000 (4)               1.3          3.00          05/05/09           155,350
Danny R. Evatt................            10,000 (3)               0.2         7.125          09/04/08            54,100
                                          80,000 (4)               1.6          3.00          05/05/09           191,200

---------------


(1) Based on options to purchase a total of 4,969,444 shares of Common Stock granted under the 1997 Incentive Plan during fiscal 1999.

(2) The grant date value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility--98%; risk-free interest rate--5.09%; time of exercise--5 years; and no dividend yield.

(3) These options were granted on September 4, 1998, and vest in four equal annual installments commencing on the date of grant.

(4) These options were granted on May 5, 1999, and vest in three equal annual installments commencing July 1, 2000.

(5) These options were granted on May 5, 1999, and vested on the date of grant.

(6) These options were granted on October 15, 1998, and vest in four equal annual installments commencing on the date of grant.

AGGREGATED OPTION EXERCISES AND VALUES AS OF FISCAL YEAR END

         The following table sets forth certain information as of June 30, 1999 relating to the value of unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised stock options during fiscal 1999.


                                                                                                  VALUE OF UNEXERCISED
                                                                                                  IN-THE-MONEY-OPTIONS
                                                        NUMBER OF UNEXERCISED                      AT JUNE 30, 1999(1)
                                                      OPTIONS AT JUNE 30, 1999             ----------------------------------
                                                  EXERCISABLE         UNEXERCISABLE        EXERCISABLE          UNEXERCISABLE
                                                  -----------         -------------        -----------          -------------
Francis D. John (2).....................             468,750             1,106,250          $      -              $ 584,375
Kenneth V. Huseman (3)..................             233,334                     -                 -                      -
Stephen E. McGregor.....................             391,667               258,333           168,750                      -
James J. Byerlotzer.....................               2,500               257,500                 -                140,525
Michael R. Furrow.......................               2,500                72,500                 -                 36,562
Danny R. Evatt..........................              33,750                91,250                 -                 45,000

-------------------


(1) The dollar values in this column are calculated by determining the difference between the fair market value of the Common Stock for which the applicable options are exercisable as of the end of the fiscal year and the exercise price of such options. The fair market value is based on the last sale price of the Common Stock on the NYSE on June 30, 1999, which was $3.5625.

(2) With respect to Mr. John, the amount reported reflects the transfer of 375,000 options in fiscal 1999 pursuant to a marital property settlement.

(3) All options awarded to Mr. Huseman have been forfeited since his employment with the Company ceased.


EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

         The Company entered into an employment agreement with Mr. John effective as of July 1, 1995, which provided that Mr. John will serve as President, Chief Executive Officer and a Director of the Company for a three-year term commencing July 1, 1995 and continuing until June 30, 1998. Under this agreement, Mr. John initially received annual base compensation of $325,000. Mr. John's base compensation was reviewed annually under this agreement and could be increased by the Board of Directors in its discretion. Mr. John's annual base salary at June 30, 1999 was $429,000.

         Effective as of July 1, 1999, the Company entered into a new employment agreement with Mr. John, which provides that Mr. John will serve as Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer of the Company for a five-year term commencing July 1, 1999 and continuing until June 30, 2004 with an automatic one-year renewal on each anniversary date commencing July 1, 2000, unless terminated no later than 30 days before a renewal. Under this agreement, Mr. John's annual base salary will be $575,000 per year subject to annual review by the Board of Directors; PROVIDED, HOWEVER, that his base salary may be increased, but not decreased. This agreement also provides that he will be entitled to (i) participate in the Company's Performance Compensation Plan, with performance criteria to be approved by the Compensation Committee,
(ii) receive additional bonuses at the discretion of the Compensation Committee, and (iii) participate in the 1997 Incentive Plan. In addition to salary and bonus, Mr. John is entitled to life insurance in an amount equal to $5 million, reimbursement of expenses, various perquisites and a personal umbrella policy in the amount of $5 million. Also, if Mr. John is subject to the tax imposed by
Section 4999 of the Internal Revenue Code, the Company has agreed to reimburse him for such tax on an after-tax basis.

         In the event that Mr. John's employment agreement is terminated by the Company without "Cause" or by Mr. John for "Good Reason", death, "Disability", or as a result of a "Change in Control," all as defined in the agreement, Mr. John will be entitled to receive: (i) accrued but unpaid salary to the date of termination; (ii) any prior year bonus earned but not paid and a pro rata bonus for the year in which the termination occurs; (iii) a severance payment in the amount of three times the sum of the average of his total annual compensation (i.e., salary plus bonus) for the preceding three years; (iv) immediate vesting and exercisability of all stock options held by him (to the extent not already vested and exercisable) for the remainder of the original term of the option;
(v) any other amounts earned, accrued or owing to Mr. John, but not yet paid including any and all obligations to be performed with respect to applicable benefits or perquisites to be provided to him following his termination; and
(vi) continued participation in medical, dental, and life insurance coverage until Mr. John receives equivalent coverage and benefits under the plans and programs of a subsequent employer, or the death of the latter of Mr. John or his spouse. In the event that Mr. John's employment is terminated for Cause or as a result of his resignation, he will be entitled to receive (a) accrued unpaid salary to the date of the termination, (b) any prior year-end bonus earned but not paid; and (c) the vested portion of stock options which he then holds.

         Furthermore, Mr. John's new employment agreement also provides for a three-year non-competition provision in the event that he is receiving severance payments pursuant to the terms of his employment agreement or, in the event that no payments are being made pursuant to the agreement, a one-year prohibition against competition applies. In the event Mr. John's employment is terminated as a result of a Change in Control, the agreement provides that the non-competition provision will not apply.

         Finally, Mr. John's new employment agreement provides that he will not
(i) exercise any option pertaining to shares of Common Stock that has been granted to him (or which may be granted to him) or (ii) sell any Common Stock or other equity securities of the Company that he owns for a period of three years from the effective date of his new employment agreement, other than in the event of a Change in Control. However, if the price of the Common Stock is in excess of an average of $12.00 per share for a period of 60 days, then Mr. John shall be entitled to sell or otherwise dispose of any equity securities of the Company owned by him provided he does not reduce his aggregate beneficial ownership of equity securities of the Company by more than 50% of his then aggregate holdings at the time of such sales or other disposition.

         Mr. Grundman entered into an employment agreement with the Company effective as of July 1, 1999. This agreement is for a three-year term and thereafter for successive one-year terms unless terminated 60 days prior to the commencement of an extension term. Under this agreement, Mr. Grundman initially receives annual base compensation of $200,000 and is eligible for additional annual incentive bonuses. If during the term of his employment agreement Mr. Grundman is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 36-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation will be payable in a lump sum on the date of termination. Also, if Mr. Grundman is subject to the tax imposed by Section 4999 of the Internal Revenue Code, the Company has agreed to reimburse him for such tax on an after-tax basis.

         Mr. Byerlotzer entered into an employment agreement with the Company effective as of November 13, 1998. Under this agreement, Mr. Byerlotzer initially received annual base compensation of $170,000. Mr. Byerlotzer entered into a new employment agreement with the Company effective as of July 1, 1999 for a three-year term and thereafter for successive one-year terms unless terminated 30 days prior to the commencement of an extension term. Under the new agreement, Mr. Byerlotzer receives annual base compensation of $185,000 and is eligible for additional annual incentive bonuses. If during the term of his employment agreement Mr. Byerlotzer is terminated by the Company for any reason other than for cause, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation will be payable in a lump sum on the date of termination.

         Mr. Edwards entered into an employment agreement with the Company effective as of July 1, 1996. The agreement is for a three-year term and thereafter for successive one-year terms unless terminated 30 days prior to the commencement of the extension term. Under this agreement, Mr. Edwards initially received annual base compensation of $165,000, and is eligible for an additional annual incentive bonus of up to 30% of his base compensation. Mr. Edward's employment agreement provides that if during the term of his employment agreement Mr. Edwards is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he is entitled to severance compensation equal to two times his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation is payable in a lump sum on the date of termination.

         Mr. Huseman entered into an employment agreement with the Company effective as of August 3, 1996. This employment agreement was for a three year term commencing on August 3, 1996. Under this agreement, Mr. Huseman initially received annual base compensation of $200,000 and was eligible for an additional annual incentive bonus of up to 50% of his base compensation. If during the term of his employment agreement, Mr. Huseman was terminated by the Company for any reason other than for cause, or if he terminated his employment because of a material breach by the Company or following a change of control of the Company, he was entitled to severance compensation equal to two times his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; PROVIDED, HOWEVER, that if termination resulted from a change of control of the Company, severance compensation was payable in a lump sum on the date of termination. Mr. Huseman was also subject to restrictions on competition during the term of this agreement. Mr. Huseman's employment with the Company ceased effective as of April 9, 1999. The Company did not pay Mr. Huseman any severance compensation in connection with the termination of his employment.

         Mr. McGregor entered into an employment agreement with the Company effective as of January 1, 1998. Under this agreement, Mr. McGregor initially received annual base compensation of $240,000, and was eligible for an additional annual incentive bonus of up to 50% of his base compensation. Mr. McGregor's employment agreement provided that if during the term of his employment agreement Mr. McGregor was terminated by the Company for any reason other than for cause, or if he terminated his employment because of a material breach by the Company or following a change of control of the Company, he was entitled to severance compensation equal to two times his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; PROVIDED, HOWEVER, that if termination resulted from a change of control of the Company, severance compensation was payable in a lump sum on the date of termination. Mr. McGregor was subject to restrictions on competition during the term of this agreement. Mr. McGregor's employment with the Company ceased effective as of July 1, 1999 and he was paid severance benefits as discussed below.

         Mr. Evatt entered into an employment agreement with the Company effective as of July 1, 1995. Mr. Evatt entered into a new employment agreement with the Company effective as of July 1, 1999 for a three-year term, and thereafter for successive one-year terms unless terminated 30 days prior to the commencement of an extension term. Under the new agreement, Mr. Evatt initially receives annual base compensation of $145,000 per year and is eligible for additional incentive bonuses. If during the term of his agreement Mr. Evatt is terminated by the Company for any reason other than for cause, he will be entitled to receive severance compensation equal to his base compensation, payable in equal installments over a 24-month period following the termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation will be payable in a lump sum on the date of termination. Mr. Evatt ceased serving as an executive officer of the Company effective as of November 11, 1999, however his employment agreement remains in effect.

         Mr. Furrow entered into an employment agreement with the Company effective as of January 4, 1999. This agreement is for a three-year term and thereafter for successive one-year terms unless terminated 30 days prior to the commencement of an extension term. Under this agreement, Mr. Furrow initially received an annual base compensation of $160,000 and is eligible for additional annual incentive bonuses. If during the term of his employment agreement, Mr. Furrow is terminated by the Company for any reason other than for cause, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 12-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the

Company, severance compensation will be payable in a lump sum on the date of termination. Mr. Furrow ceased serving as an executive officer of the Company effective as of July 1, 1999, however his employment agreement remains in effect.

SEVERANCE AGREEMENTS

         Effective as of July 1, 1999, the Company entered into a severance arrangement with Mr. McGregor pursuant to which the Company made a one-time severance payment to Mr. McGregor in the amount of $100,000. In addition, Mr. McGregor will be entitled to receive additional payments of $725,000 for services to be rendered by him in connection with the disposition by the Company of certain of its assets to be specified. The Company has advanced Mr. McGregor $425,000 against these payments. In addition, the severance arrangement provides that Mr. McGregor will be entitled to receive certain group medical and dental, life, executive life, accident and disability benefits for a three-year period following his termination, as well as an automobile allowance and certain additional payments to cover any short-fall in any payments made pursuant to the Company's medical insurance coverage. Mr. McGregor's severance arrangement with the Company also provides that certain options to acquire shares of Common Stock that have been granted to him will become immediately vested and that certain of those options will remain exercisable for a period of five years. The severance arrangement also provides Mr. McGregor with certain piggy-back registration rights with respect to shares of the Common Stock acquired by him upon the exercise of those options.

DIRECTOR COMPENSATION

         No director who is also an employee of the Company or any of its subsidiaries receives any fees from the Company for his services as a Director or as a member of any committee of the Board of Directors. During the fiscal year ended June 30, 1999 all other Directors ("Non-employee Directors") received a fee equal to $3,000 per month for each month of service and are reimbursed for travel and other expenses directly associated with Company business. Additionally, during fiscal 1999 the Company paid the premiums with respect to life insurance for the benefit of Messrs. Collins and Marcum in the amount of $2,871 and $5,389, respectively. Each Non-employee Director was granted options under the 1997 Incentive Plan on September 4, 1998 and May 5, 1999 to purchase 50,000 and 100,000 shares of Common Stock, respectively, other than Mr. Wolkowitz who was granted options to purchase 60,000 shares of Common Stock on September 4, 1998 and options to purchase 120,000 shares of Common Stock on May 5, 1999. The options granted on September 4, 1998 and May 5, 1999, vest in four equal annual installments commencing on the date of grant of each of the options.

OTHER COMPENSATION

         The Company has no other deferred compensation, pension or retirement plans in which Directors or executive officers participate.

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

ITEM 12.   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

MANAGEMENT

         The following sets forth, as of November 17, 1999, the number of shares of Common Stock beneficially owned by each (i) Director, (ii) executive officer, and (iii) all Directors and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person.


                                                                                               PERCENTAGE OF
                                                                                   NUMBER OF    OUTSTANDING
                           NAME OF BENEFICIAL OWNER                                SHARES(1)     SHARES(2)
                           ------------------------                                ---------   -------------
         Francis D. John(3)..............................................            671,164           *
         Kevin P. Collins(4).............................................            165,072           *
         William D. Manly(5).............................................            112,709           *
         W. Philip Marcum(6).............................................            165,072           *
         David J. Breazzano(7)...........................................             95,000           *
         Morton Wolkowitz(8).............................................            491,216           *
         James J. Byerlotzer (9).........................................             27,000           *
         D. Kirk Edwards (10)............................................            151,400           *
         Thomas K. Grundman (11).........................................             10,000           *
         Directors and Executive Officers as a group (9 persons) ........          1,888,633         2.2%
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

(2) Based on 82,740,330 shares of Common stock outstanding at November 17, 1999, plus, for each beneficial owner, those number of shares underlying currently exercisable options or warrants held by each executive officer or Director.

(3) Includes 593,750 shares issuable upon exercise of vested options and 6,914 shares issuable pursuant to currently exercisable warrants. Does not include (i) 981,250 shares issuable pursuant to options that have not vested and (ii) shares issuable pursuant to 375,000 options that were disposed of pursuant to a marital property settlement in fiscal 1999.

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

(10) Includes 32,500 shares issuable upon the exercise of vested options. Does not include 152,500 shares issuable pursuant to options that have not vested.

(11) Does not include 300,000 shares issuable pursuant to options that have not vested.

         In addition, the following Named Executive Officers who were not executive officers of the Company at November 17, 1999 beneficially own (based on available information) Common Stock as follows: Danny R. Evatt - 51,250 shares (includes 36,250 shares issuable upon the exercise of vested options); Michael R. Furrow - 28,000 shares (includes 5,000 shares issuable upon the exercise of vested options); Stephen E. McGregor - 440,000 shares (includes 400,000 shares issuable upon the exercise of vested options); and Kenneth V. Huseman - 2,500 shares.

CERTAIN BENEFICIAL OWNERS

         The following table sets forth, as of November 17, 1999, certain information regarding the beneficial ownership of Common Stock by each person, other than the Company's directors or executive officers, who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.


                                                                                    SHARES BENEFICIALLY OWNED
                                                                                       AT NOVEMBER 17, 1999
                    NAME AND ADDRESS OF BENEFICIAL                            -------------------------------------
                       OWNER, IDENTITY OF GROUP                                       NUMBER              PERCENT
-------------------------------------------------------------------           -------------------------------------
West Highland Capital, Inc. (1)....................................                  8,000,000              9.7%
     Lang H. Gerhard
     300 Drake's Landing Road, Suite 290
     Greenbrae, California 94904


---------------------
(1) As reported on Schedule 13G (Amendment No. 1) filed with the Commission on July 6, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In order to assist Francis D. John, the Chairman of the Board, President and Chief Executive Officer of the Company, with the acquisition of and relocation to a new primary residence, the Company provided Mr. John interim or bridge loans in the aggregate amount of $2,350,000, pending Mr. John obtaining mortgage financing from a financial institution, or other third party lender, or otherwise arranging for the repayment of such loans. Mr. John's indebtedness to the Company is evidenced by three (3) notes payable to the Company on demand, which bear interest on the principal balance outstanding thereunder at the rate equal to 125 basis points above the most recently published London Interbank Offered Rates ("LIBOR") for one-month contracts, redetermined on each monthly anniversary of the dates thereof. The notes provide that interest is due and payable upon the payment of any principal thereunder in the amount equal to accrued and unpaid interest calculated as described above on the amount of the principal payment being made. Payment of the notes is secured by a mortgage on the property in question executed by Mr. John in favor of the Company.

         Subsequent to the bridge loans described above, during the period from December 1998 to August 1999, the Company also provided additional cash advances, in the form of personal loans, to Mr. John in the aggregate amount of $2,655,000. Mr. John's additional indebtedness to the Company is evidenced by seven (7) additional notes payable to the Company on demand, which also bear interest on the principal balance outstanding thereunder at the rate equal to 125 basis points above the most recently published LIBOR for one-month contracts, redetermined on each monthly anniversary of the dates thereof. These notes likewise provide that interest is due and payable upon the payment of any principal thereunder in an amount equal to accrued and unpaid interest calculated as described above on the amount of the principal payment being made. Payment of these additional notes is also secured by a mortgage on Mr. John's personal residence executed by Mr. John in favor of the Company. As a result of these additional borrowings, Mr. John currently has aggregate borrowings outstanding from the Company in the amount of $5 million, which are secured by a first mortgage on his principal residence.

         In connection with the negotiation of the terms of a five year employment agreement with Mr. John and as an inducement to Mr. John to enter into the new employment agreement, the Company entered into an agreement with Mr. John, dated as of August 2, 1999, whereby, with respect to the aggregate of $5 million in loans by the Company to Mr. John described above, the Company has agreed that such loans, together with the accrued interest payable thereon, will be forgiven ratably during the five year period commencing on July 1, 2000 and ending on July 1, 2004. The agreement provides that the foregoing forgiveness of indebtedness is predicated and conditioned upon Mr. John remaining employed by the Company during the period from July 1, 1999 to July 1, 2004. In the event that Mr. John is terminated by the Company for "Cause" (as defined in the agreement), or in the event that Mr. John voluntarily terminates his employment with the Company, the agreement further provides that the entire remaining principal balance of these loans, together with accrued interest payable thereon, will become immediately due and payable by Mr. John. However, in the event that Mr. John's employment is terminated for "Good Reason", or as a result of Mr. John's death or "Disability", or as a result of a "Change in Control" (all as defined in that agreement), the agreement stipulates that the remaining principal balance outstanding on the loans, together with accrued interest thereon, will be forgiven.

         The agreement provides that, during the term thereof, Mr. John shall be required to post such additional collateral to secure such loans as the Board of Directors of the Company in its sole discretion may from time to time deem to be necessary and/or appropriate under the circumstances and that the Board shall review the adequacy of the collateral on at least an annual basis.

         This agreement further provides that with respect to any forgiveness of the payment of principal and interest on the loans, Mr. John will be entitled to receive a "gross-up" payment in an amount sufficient for him to pay any federal, state, or local income taxes that may be due and payable by him with respect to the forgiveness of such indebtedness (principal and interest). In addition, the agreement provides that if Mr. John is subject to the tax imposed by Section 4999 of the Internal Revenue Code, the Company will reimburse him for such tax on an after-tax basis.

         The agreement also provides that he will not (i) exercise any option pertaining to shares of Common Stock that has been granted to him (or which may be granted to him) or (ii) sell any Common Stock or other equity securities of the Company that he owns for a period of three years from the effective date of his new employment agreement, other than in the event of a Change in Control. However, if the price of the Common Stock is in excess of an average of $12.00 per share for a period of 60 days, then Mr. John shall be entitled to sell or otherwise dispose of any equity securities of the Company owned by him provided he does not reduce his aggregate beneficial ownership of equity securities of the Company by more than 50% of his then aggregate holdings at the time of such sales or other disposition.

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

         In fiscal 1999, an investment management firm in which David J. Breazzano, one of the Company's Directors, is a principal, purchased $25 million principal amount of the Company's borrowings under a bridge loan agreement which has since been repaid in full.

         In fiscal 1999, the Company entered into a consulting agreement with an investment banking firm in which Kevin P. Collins, one of the Company's Directors is a principal, pursuant to which such firm provided financial advisory services to the Company in connection with the Equity Offering and for which such firm received a total of $167,000.

         In connection with the negotiation of an employment agreement with Thomas K. Grundman, the Company's Executive Vice President, Chief Financial Officer and Treasurer, the Company made a $240,000 bridge loan and a $150,000 relocation loan to assist Mr. Grundman's relocation to the Company's executive offices. Interest on these loans accrues at a rate of 6.125% per annum. The bridge loan has been repaid. The relocation loan together with accrued interest will be forgiven in three installments of $50,000 each on July 1, 2000, 2001 and 2002; PROVIDED that if Mr. Grundman's employment is terminated during such period in a way that (i) triggers severance obligations, all amounts owed shall be immediately forgiven or (ii) does not trigger severance obligations, all amounts owed shall be immediately due and payable.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf of the undersigned, thereunto duly authorized.

                              KEY ENERGY SERVICES, INC.


                              By: /s/ FRANCIS D. JOHN
                                      -----------------------------------------
                                      Francis D. John,
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Signatures Title Date


/s/ FRANCIS D. JOHN                               Chairman of the Board, President,            November 24, 1999
--------------------------------------------      and Chief Executive Officer
     Francis D. John

/s/ DAVID J. BREAZZANO                            Director                                     November 24, 1999
--------------------------------------------
      David J. Breazzano

/s/ KEVIN P. COLLINS                              Director                                     November 24, 1999
--------------------------------------------
          Kevin P. Collins

/s/ WILLIAM D. MANLY                              Director                                     November 24, 1999
--------------------------------------------
          William D. Manly

/s/ W. PHILLIP MARCUM                             Director                                     November 24, 1999
--------------------------------------------
          W. Phillip Marcum

/s/ MORTON WOLKOWITZ                              Director                                     November 24, 1999
--------------------------------------------
          Morton Wolkowitz

/s/ THOMAS K. GRUNDMAN                            Chief Financial Officer and Chief            November 24, 1999
--------------------------------------------      Accounting Officer
         Thomas K. Grundman