Form 10-Q
period 1999-12-31
KEY ENERGY SERVICES INC
filed 2000-02-14
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________ to ________


                          Commission file number 1-8038
                                                 ------

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                                     04-2648081
               --------                                     ----------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                    Identification No.)


    Two Tower Center, 20th Floor, East Brunswick, NJ                08816
    ---------------------------------------------------------------------
     (Address of principal executive offices)                    (ZIP Code)

        Registrant's telephone number including area code: (732) 247-4822
                                                          ---------------





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X   No
                                                    -----



        Common Shares outstanding at February 10, 2000 - 84,414,014

                KEY ENERGY SERVICES, INC. AND SUBSIDIARIES

                                  INDEX

-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Balance Sheets as of
                  December 31, 1999 and June 30, 1999....................  3

                  Unaudited Consolidated Statements of
                  Operations for the Three and Six Months Ended
                  December 31, 1999 and 1998.............................  4

                  Unaudited Consolidated Statements of
                  Cash Flows for the Three and Six Months Ended
                  December 31, 1999 and 1998.............................  5

                  Consolidated Statements of Comprehensive
                  Income for the Three and Six Months Ended
                  December 31, 1999 and 1998.............................  6

                  Notes to Consolidated Financial Statements.............  7

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............. 13

Item 3.       Quantitative and Qualitative Disclosures about
              Market Risk................................................ 21

PART  II. OTHER INFORMATION

Item 1.       Legal Proceedings.......................................... 23

Item 2.       Changes in Securities and Use of Proceeds.................. 23

Item 3.       Defaults Upon Senior Securities............................ 23

Item 4.       Submission of Matters to a Vote of Security Holders........ 23

Item 5.       Other Information.......................................... 23

Item 6.       Exhibits and Reports on Form 8-K........................... 23

Signatures .............................................................. 24

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31, 1999  JUNE 30, 1999
                                                                                              -----------------  -------------
                                                                                                (UNAUDITED)
                                                                                                         (THOUSANDS)
                                     ASSETS
Current assets:
  Cash ...................................................................................     $     9,202       $    23,478
  Accounts receivable, net ...............................................................         115,423            91,998
  Inventories ............................................................................          14,407            12,742
  Prepaid income taxes ...................................................................               -               916
  Prepaid expenses and other current assets ..............................................          11,066             3,409
                                                                                               -----------       -----------
Total current assets .....................................................................         150,098           132,543
                                                                                               -----------       -----------
Property and equipment:
  Oilfield service equipment .............................................................         643,787           632,854
  Contract drilling equipment ............................................................          87,839            86,225
  Motor vehicles .........................................................................          69,906            70,398
  Oil and gas properties and other related equipment, successful efforts method ..........          43,047            42,925
  Furniture and equipment ................................................................          10,410             8,452
  Buildings and land .....................................................................          34,244            31,086
                                                                                               -----------       -----------
 .........................................................................................         889,233           871,940
Accumulated depreciation & depletion .....................................................        (131,205)         (102,378)
                                                                                               -----------       -----------
Net property and equipment ...............................................................         758,028           769,562
                                                                                               -----------       -----------
  Goodwill, net ..........................................................................         203,526           205,423
  Deferred costs, net ....................................................................          22,289            23,779
  Notes receivable - related parties .....................................................           5,150             2,835
  Other assets ...........................................................................           9,695            13,996
                                                                                               -----------       -----------
Total assets .............................................................................     $ 1,148,786       $ 1,148,138
                                                                                               ===========       ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .......................................................................     $    33,552       $    18,527
  Other accrued liabilities ..............................................................          20,347            25,291
  Accrued interest .......................................................................          14,330            13,079
  Current portion of long-term debt ......................................................          17,426            16,254
                                                                                               -----------       -----------
Total current liabilities ................................................................          85,655            73,151
                                                                                               -----------       -----------
Long-term debt, less current portion .....................................................         693,534           683,724
Non-current accrued expenses .............................................................           1,903             1,739
Deferred tax liability ...................................................................          95,141           101,430
Commitments and contingencies ............................................................               -                 -
Stockholders' equity:
  Common stock, $.10 par value; 100,000,000 shares authorized, 83,155,093 and 83,155,072 shares issued, respectively at December 31, 1999 and
  June 30, 1999, respectively ............................................................           8,317             8,317
  Additional paid-in capital .............................................................         301,218           301,615
  Treasury stock, at cost; 416,666 shares at December 31, 1999 and June 30, 1999 .........          (9,682)           (9,682)
  Accumulated other comprehensive income .................................................               9                 9
  Retained earnings (deficit) ............................................................         (27,309)          (12,165)
                                                                                               -----------       -----------
Total stockholders' equity ...............................................................         272,553           288,094
                                                                                               -----------       -----------
Total liabilities and stockholders' equity ...............................................     $ 1,148,786       $ 1,148,138
                                                                                               ===========       ===========


   SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                    KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                 Six Months Ended
                                                                December 31,                     December 31,
                                                           1999             1998             1999             1998
                                                        ---------        ---------       ---------        ---------
                                                                      (Thousands, except per share data)
REVENUES:
   Well servicing .................................     $ 138,722        $ 126,446       $ 269,539        $ 222,939
   Contract drilling ..............................        18,212           15,234          34,670           32,150
   Oil and gas production .........................         2,642            1,837           4,662            3,607
   Other, net .....................................          (187)             129             410              537
                                                        ---------        ---------       ---------        ---------
                                                          159,389          143,646         309,281          259,233
                                                        ---------        ---------       ---------        ---------
COSTS AND EXPENSES:
   Well servicing .................................        98,952           90,862         198,166          158,267
   Contract drilling ..............................        15,766           12,399          30,037           26,019
   Oil and gas production .........................           936              879           1,936            1,638
   Depreciation, depletion and amortization .......        18,055           14,427          34,876           25,130
   General and administrative .....................        14,730           13,910          28,642           25,115
   Bad debt expense ...............................           789              428           1,266              661
   Interest .......................................        18,114           18,822          35,502           27,327
   Corporate restructuring ........................             -            6,699               -            6,699
                                                        ---------        ---------       ---------        ---------
                                                          167,342          158,426         330,425          270,856
                                                        ---------        ---------       ---------        ---------
Income (loss) before income taxes .................        (7,953)         (14,780)        (21,144)         (11,623)
Income tax benefit ................................         2,260            4,983           6,000            3,663
                                                        ---------        ---------       ---------        ---------

NET INCOME/(LOSS) .................................       ($5,693)         ($9,797)       ($15,144)          (7,960)
                                                        =========        =========       =========        =========

EARNINGS/(LOSS) PER SHARE :

  Basic ...........................................        ($0.07)          ($0.54)         ($0.18)          ($0.44)
  Diluted .........................................        ($0.07)          ($0.54)         ($0.18)          ($0.44)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ...........................................        82,738           18,291          82,738           18,283
  Diluted .........................................        82,738           18,291          82,738           18,283


   SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three Months Ended            Six Months Ended
                                                                               December 31,                December 31,
                                                                            1999          1998           1999          1998
                                                                        ---------     ---------     ---------     ---------
                                                                                                   (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss) ..............................................      ($  5,693)    ($  9,797)     ($ 15,144)    ($  7,960)
  ADJUSTMENTS TO RECONCILE INCOME
    FROM OPERATIONS TO NET CASH PROVIDED BY (USED
    IN) OPERATIONS:
  Depreciation, depletion and amortization .......................         18,055        14,427         34,876        25,130
  Bad debt expense ...............................................            789           428          1,266           661
  Amortization of deferred debt costs ............................          1,292         1,597          2,547         2,364
  Deferred income taxes ..........................................         (2,260)       (4,970)        (6,000)       (3,650)
  Loss on sale of assets .........................................            202             -            196            47
  Other non-cash items ...........................................           (402)        6,062            514         6,031
  CHANGE IN ASSETS AND LIABILITIES NET OF EFFECTS
    FROM THE ACQUISITIONS:
    (Increase) decrease in accounts receivable ...................         (4,014)       (8,530)       (24,691)       (4,053)
    (Increase) decrease in other current assets ..................         (5,579)          657         (8,406)        1,194
    Increase (decrease) in accounts payable ......................          7,341        (6,742)        15,025           707
    Increase (decrease) in other current liabilities .............             63       (31,889)        (3,693)      (44,551)
    Other assets and liabilities .................................           (873)        2,130         (1,964)         (139)
                                                                        ---------     ---------      ---------     ---------
  Net cash provided (used) by operating activities ...............          8,921       (36,627)        (5,474)      (24,219)
                                                                        ---------     ---------      ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - oilfield service operations .............         (6,245)       (7,940)        (9,445)      (14,527)
  Capital expenditures - oil and gas well drilling operations ....         (2,121)         (427)        (3,221)       (1,446)
  Capital expenditures - oil and gas operations ..................            (64)       (1,772)          (141)       (3,380)
  Capital expenditures - other ...................................           (594)            -         (1,827)            -
  Proceeds from sale of fixed assets .............................          1,842            69          1,969           160
  Notes receivable from related parties ..........................           (150)            -         (2,065)            -
  Cash received in acquisitions ..................................              -           244              -        27,252
  Acquisitions - oilfield service operations .....................              -        (2,814)             -      (275,106)
                                                                        ---------     ---------      ---------     ---------
  Net cash used in investing activities ..........................         (7,332)      (12,640)       (14,730)     (267,047)
                                                                        ---------     ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt and capital lease obligations .......         (4,758)       (2,492)        (6,072)       (4,205)
  Repayment of long-term debt ....................................              -      (140,000)             -      (140,000)
  Borrowings under line-of-credit ................................              -       160,000         12,000       438,000
  Proceeds paid for debt issuance costs ..........................              -             -              -       (19,636)
  Proceeds from other long-term debt .............................              -            23              -            23
                                                                        ---------     ---------      ---------     ---------
  Net cash provided by (used in) financing activities ............         (4,758)       17,531          5,928       274,182
                                                                        ---------     ---------      ---------     ---------
  Net increase (decrease) in cash ................................         (3,169)      (31,736)       (14,276)      (17,084)
  Cash at beginning of period ....................................         12,371        39,917         23,478        25,265
                                                                        ---------     ---------      ---------     ---------
  Cash at end of period ..........................................      $   9,202     $   8,181      $   9,202     $   8,181
                                                                        =========     =========      =========     =========


   SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                 Three Months Ended              Six Months Ended
                                                                    December 31,                   December 31,
                                                                  1999         1998          1999         1998
                                                                ---------    ---------     ---------    ---------
                                                                                   (Thousands)

NET INCOME (LOSS) .........................................     ($ 5,693)    ($ 9,797)     ($15,144)    ($ 7,960)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on available-for-sale securities .......            -            -             -        1,200
                                                                ---------    ---------     ---------    ---------

COMPREHENSIVE INCOME (LOSS), NET OF TAX....................     ($ 5,693)    ($ 9,797)     ($15,144)    ($ 6,760)
                                                                =========    =========     =========    =========


  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998


1.  SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company") and its wholly-owned subsidiaries for the three and six month periods ended December 31, 1999 and 1998 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2000.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued the following accounting standards which will be adopted by the Company in the future.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, this statement will have on the Company's financial statements. The Company will adopt this statement no later than July 1, 2000.

RECLASSIFICATIONS AND ADJUSTMENTS

Certain reclassifications have been made to the consolidated financial statements for the three and six month periods ended December 31, 1998 to conform to the presentation for the three and six month periods ended December 31, 1999.

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

                                                                THREE MONTHS                 SIX MONTHS
                                                                    ENDED                       ENDED
                                                                 DECEMBER 31,               DECEMBER 31,
                                                              1999         1998          1999          1998
                                                          ---------     ---------     ---------     ---------
                                                           (THOUSANDS, EXCEPT PER        (THOUSANDS, EXCEPT
                                                                 SHARE DATA)               PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Net income (loss) ................................      ($ 5,693)     ($ 9,797)     ($15,144)     ($ 7,960)
DENOMINATOR
  Weighted average common shares outstanding .......        82,738        18,291        82,738        18,283
                                                          ---------     ---------     ---------     ---------

BASIC EPS ..........................................      ($  0.07)     ($  0.54)     ($  0.18)     ($  0.44)
                                                          =========     =========     =========     =========

DILUTED EPS COMPUTATION:
NUMERATOR
  Net income (loss) ................................      ($ 5,693)     ($ 9,797)     ($15,144)     ($ 7,960)
   Effect of dilutive securities, tax effected:
  Convertible securities ...........................             -             -             -             -
                                                          ---------     ---------     ---------     ---------
                                                          ($ 5,693)     ($ 9,797)     ($15,144)     ($ 7,960)
                                                          =========     =========     =========     =========

DENOMINATOR
  Weighted average common shares outstanding: ......        82,738        18,291        82,738        18,283
  Warrants .........................................             -             -             -             -
  Stock options ....................................             -             -             -             -
  7% Convertible Debentures ........................             -             -             -             -
  5% Convertible Debentures ........................             -             -             -             -
                                                          ---------     ---------     ---------     ---------
                                                            82,738        18,291        82,738        18,283
                                                          ---------     ---------     ---------     ---------

DILUTED EPS ........................................      ($  0.07)     ($  0.54)     ($  0.18)     ($  0.44)
                                                          =========     =========     =========     =========


The earnings per share calculation for the three and six month periods ended December 31, 1999 and 1998 excludes the Company's convertible debt, outstanding warrants and stock options, because the effects of such instruments on earnings per share would be anti-dilutive.

3.  ACQUISITIONS

There were no acquisitions by the Company during the six months ended December 31, 1999.

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

Expenditures for the Dawson acquisition, including acquisition costs, less cash acquired were as follows (in thousands):


Fair value of assets acquired, including goodwill................................          $ 409,722
Liabilities assumed..............................................................           (199,439)
Liabilities for employee termination costs and lease termination costs...........             (3,162)
                                                                                          -----------
Cash paid, including acquisition related expenditures and the cost of
  Dawson common stock previously held............................................            207,121
Less: Cash acquired..............................................................            (27,008)
                                                                                          -----------
Net cash used for the acquisition................................................          $ 180,113
                                                                                          ===========

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

                                                           SIX MONTHS ENDED            SIX MONTHS ENDED
                                                           DECEMBER 31, 1999           DECEMBER 31, 1998
                                                         (THOUSANDS, EXCEPT PER      (THOUSANDS, EXCEPT PER
                                                               SHARE DATA)                 SHARE DATA)
                                                         ----------------------      ----------------------
Revenues..............................................                $309,281                 $295,588
Net income (loss).....................................                 (15,144)                 (14,245)
Basic earnings (loss) per share.......................                   (0.18)                   (0.78)

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

CONTRACT DRILLING: The Company provides contract onshore drilling services for major and independent oil companies in the continental United States, Argentina and Ontario, Canada.

OIL AND GAS PRODUCTION: The Company produces crude oil and natural gas in the Permian Basin and Panhandle areas of West Texas.

                                                            WELL        CONTRACT      OIL AND      CORPORATE/
                                                         SERVICING      DRILLING   GAS PRODUCTION    OTHER           TOTAL
                                                         ---------      --------   --------------    -----           -----
THREE MONTHS ENDED DECEMBER 31, 1999
Operating revenues ................................         $ 138,722     $  18,212     $   2,642     $    (187)     $ 159,389
Operating profit ..................................            39,770         2,446         1,706          (187)        43,735
Depreciation, depletion and amortization ..........            15,290         1,806           602           357         18,055
Interest expense ..................................               762             -             -        17,352         18,114
Net income/(loss) * ...............................            13,679        (1,192)          500       (18,680)        (5,693)
Identifiable assets ...............................           753,514       107,767        39,803        44,176        945,260
Capital expenditures (excluding acquisitions) .....             6,245         2,121            64           594          9,024

THREE MONTHS ENDED DECEMBER 31, 1998
Operating revenues ................................         $ 126,446     $  15,234     $   1,837     $     129      $ 143,646
Operating profit ..................................            35,584         2,835           958           129         39,506
Depreciation, depletion and amortization ..........            11,846         1,691           690           200         14,427
Interest expense ..................................               553             -             -        18,269         18,822
Net income/(loss) * ...............................            13,061          (708)           18       (22,168)        (9,797)
Identifiable assets ...............................           748,351       109,008        40,482        44,874        942,715
Capital expenditures (excluding acquisitions) .....             7,940           427         1,772             -         10,139


* - Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company's foreign operations for the three months ended December 31, 1999 and 1998 were $8.9 million and $8.7 million, respectively. Operating profits for the Company's foreign operations for the three months ended December 31, 1999 and 1998 were $2.0 million and $1.9 million, respectively. The Company's assets related to foreign operations for the period ended December 31, 1999 and 1998 were $62.2 million and $55.9 million, respectively.

                                                       WELL          CONTRACT         OIL AND        CORPORATE/
                                                    SERVICING        DRILLING     GAS PRODUCTION       OTHER            TOTAL
                                                    ---------        --------     --------------       -----            -----

SIX MONTHS ENDED DECEMBER 31, 1999
Operating revenues ...............................  $ 269,539       $  34,670        $   4,662       $     410        $ 309,281
Operating profit .................................     71,373           4,633            2,726             410           79,142
Depreciation, depletion and amortization .........     29,572           3,588            1,172             544           34,876
Interest expense .................................      1,136               -                -          34,366           35,502
Net income/(loss) * ..............................     21,828          (1,914)             802         (35,860)         (15,144)
Identifiable assets ..............................    753,514         107,767           39,803          44,176          945,260
Capital expenditures (excluding acquisitions) ....      9,445           3,221              141           1,827           14,634

SIX MONTHS ENDED DECEMBER 31, 1998
Operating revenues ...............................  $ 222,940       $  32,149        $   3,607       $     537        $ 259,233
Operating profit .................................     64,913           5,890            1,969             537           73,309
Depreciation, depletion and amortization .........     20,437           3,098            1,314             281           25,130
Interest expense .................................        647               -                -          26,680           27,327
Net income/(loss) * ..............................     23,205            (175)             276         (31,226)          (7,960)
Identifiable assets ..............................    748,351         109,008           40,482          44,874          942,715
Capital expenditures (excluding acquisitions) ....     14,527           1,446            3,380               -           19,353


* - Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.


Operating revenues for the Company's foreign operations for the six months ended December 31, 1999 and 1998 were $16.9 million and $16.3 million, respectively. Operating profits for the Company's foreign operations for the six months ended December 31, 1999 and 1998 were $3.5 million and $3.6 million, respectively. The Company's assets related to foreign operations for the period ended December 31, 1999 and 1998 were $62.2 million and $55.9 million, respectively.

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

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

The Company's revenue for the second quarter of fiscal 2000 totaled $159,389,000, representing an increase of $15,743,000, or 11% as compared to the prior year period. The results for the prior year period do not include a full quarter of several fiscal 1999 acquisitions completed and integrated during the period. Despite the higher revenues in the current period, reduced rates and a lower margin mix of business combined with higher costs associated with hiring crews and reactivating equipment continued to adversely impact the Company's profits. The Company's net loss for the second quarter of fiscal 2000 totaled $5,693,000, or $0.07 per share, versus a net loss of $9,797,000, or $0.54 per share, for the prior year period. The prior year period, however, included a corporate restructuring charge of $6,699,000.

The Company's results for the three months ended December 31, 1999 reflect the third consecutive quarter of improvement in its business. Adverse business conditions impacted the Company during fiscal 1999. These conditions were caused by the significant and unprecedented decline in oil prices, which, in turn, caused a sustained decline in oilfield spending by producers. Beginning in March 1999, oil production cuts initiated by the Organization of Petroleum Exporting Countries combined with increasing worldwide demand began to strengthen both oil and natural gas prices. This has lead to a gradual recovery in spending by oil and gas producers and increasing hours, revenues and operating profits for the Company. Such spending has increased cautiously as producers are taking a more conservative stance waiting to see if the new price levels are sustainable. Management expects demand for the Company's services and equipment to improve during calendar 2000, if the current pricing environment continues.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues increased $12,276,000, or 9.7%, from $126,446,000 for the three months ended December 31, 1998 to $138,722,000 for the three months ended December 31, 1999. The increase in revenues was primarily due to an increase in the number of hours worked and was partially offset by lower prices. The prior year results do not include the full quarter effect of several acquisitions completed and integrated during the period.

CONTRACT DRILLING. Revenues from contract drilling activities increased $2,978,000, or 19.5%, from $15,234,000 for the three months ended December 31, 1998 to $18,212,000 for the three months ended December 31, 1999. The increase in revenues was primarily due to an increase in equipment utilization and was partially offset by lower prices. The prior year results do not include the full quarter effect of several acquisitions completed and integrated during the period.

OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities increased $805,000, or 43.8%, from $1,837,000 for the three months ended December 31, 1998 to $2,642,000 for the three months ended December 31, 1999. The increase in revenues was primarily due to a 44% increase in the price of oil and gas received on a barrel of oil equivalent ("BOE") basis for the three months ended December 31, 1999 compared to the prior year period, and was partially offset by a 21% decrease in the volume of oil and gas produced on a BOE basis for the three months ended December 31, 1999 compared to the prior year period.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses increased $8,090,000, or 8.9%, from $90,862,000 for the three months ended December 31, 1998 to $98,952,000 for the three months ended December 31, 1999. The increase was primarily due to a higher level of activity and the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's restructuring efforts. Well servicing expenses, as a percentage of well servicing revenue, decreased from 72% for the three months ended December 31, 1998 to 71% for the three months ended December 31, 1999.

CONTRACT DRILLING. Expenses related to contract drilling activities increased $3,367,000, or 27.2%, from $12,399,000 for the three months ended December 31, 1998 to $15,766,000 for the three months ended December 31, 1999. The increase was primarily due to the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's restructuring efforts. Contract drilling expenses, as a percentage of contract drilling revenues, increased from 81% for the three months ended December 31, 1998 to 87% for the three months ended December 31, 1999.

OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities increased $57,000, or 6.5%, from $879,000 for the three months ended December 31, 1998 to $936,000 for the three months ended December 31, 1999. Oil and natural gas production costs increased from $5.08 per BOE for the three months ended December 31, 1998 to $6.81 per BOE for the three months ended December 31, 1999. The increase per BOE is primarily due to the costs of placing wells back on production that were not producing prior to the quarter and, to a lesser extent, increased rates for electricity and other operating services.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense increased $3,628,000, or 25.1%, from $14,427,000 for the three months ended December 31, 1998 to $18,055,000 for the three months ended December 31, 1999. The increase is primarily due to the effect of the acquisitions completed during the early portion of fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased $820,000, or 5.9%, from $13,910,000 for the three months ended December 31, 1998 to $14,730,000 for the three months ended December 31, 1999. The increase was primarily due to an increase in activity and the effect of the acquisitions completed during the early portion of fiscal 1999 and was largely offset by cost reductions effected as a result of the Company's restructuring efforts. General and administrative expenses, as a percentage of revenues, decreased from 9.7% for the three months ended December 31, 1998 to 9.2% for the three months ended December 31, 1999.

INTEREST EXPENSE

The Company's interest expense decreased $708,000, or 3.8%, from $18,822,000 for the three months ended December 31, 1998 to $18,114,000 for the three months ended December 31, 1999. The decrease was primarily due to a significant reduction in the Company's debt as a result of the Equity Offering and was partially offset by higher floating interest rates. Included in interest expense was the amortization of debt issuance costs of $1,292,000 and $1,597,000 for the three months ended December 31, 1999 and 1998, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense increased $361,000, or 84.3%, from $428,000 for the three months ended December 31, 1998 to $789,000 for the three months ended December 31, 1999. The increase was primarily due to increased revenues and the residual effects of a significant decline in commodity prices and a corresponding deterioration in market conditions during fiscal 1999.

INCOME TAXES

The Company's income tax benefit decreased $2,723,000 from a benefit of $4,983,000 for the three months ended December 31, 1998 to a benefit of $2,260,000 for the three months ended December 31, 1999. The decrease in the income tax benefit is due to the decrease in pretax losses. The Company's effective tax rate for the three months ended December 31, 1999 and 1998 was 28% and 34%, respectively. The effective tax rates are different from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company does not expect to be required to remit federal income taxes for the next few fiscal years because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

SIX MONTHS ENDED DECEMBER 31, 1999 VERSUS SIX MONTHS ENDED DECEMBER 31, 1998

The Company's revenue for the first six months of fiscal 2000 totaled $309,281,000 representing an increase of $50,048,000, or 19.3% as compared to the prior year period. The results for the prior year period do not include a full six months of Dawson's results as well as several other fiscal 1999 acquisitions. The Company's net loss for the six months of fiscal 2000 totaled $15,144,000 or $0.18 per share, versus net loss of $7,960,000 or $0.44 per share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues increased $46,600,000 or 20.9%, from $222,939,000 for the six months ended December 31, 1998 to $269,539,000 for the six months ended December 31, 1999. The increase in revenues was due to the full period effect of the acquisitions completed during the early portion of fiscal 1999 and by a modest increase in equipment utilization and was partially offset by lower prices.

CONTRACT DRILLING. Revenues from contract drilling activities increased $2,520,000, or 7.8%, from $32,150,000 for the six months ended December 31, 1998 to $34,670,000 for the six months ended December 31, 1999. The increase in revenues was primarily due to an increase in equipment utilization and the full period effect of the acquisitions completed during the early portion of fiscal 1999 and was partially offset by lower prices.

OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities increased $1,055,000 or 29.2%, from $3,607,000 for the six months ended December 31, 1998 to $4,662,000 for the six months ended December 31, 1999. The increase in revenues was primarily due to a 26% increase in the price of oil and gas received on a barrel of oil equivalent ("BOE") basis for the six months ended December 31, 1999 compared to the prior year period, and was partially offset by a 15% decrease in the volume of oil and gas produced on a BOE basis for the six months ended December 31, 1999 compared to the prior year period.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses increased $39,899,000 or 25.2%, from $158,267,000 for the six months ended December 31, 1998 to $198,166,000 for the six months ended December 31, 1999. The increase was primarily due to the full period effect of the acquisitions completed during the early portion of fiscal 1999 and the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's restructuring efforts. Well servicing expenses, as a percentage of well servicing revenue, increased from 71% for the six months ended December 31, 1998 to 74% for the six months ended December 31, 1999.

CONTRACT DRILLING. Expenses related to contract drilling activities increased $4,018,000 or 15.4%, from $26,019,000 for the six months ended December 31, 1998 to $30,037,000 for the six months ended December 31, 1999. The increase was primarily due to the full period effect of the acquisition completed during the early portion of fiscal 1999 and the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's restructuring efforts. Contract drilling expenses, as a percentage of contract drilling revenues, increased from 81% for the six months ended December 31, 1998 to 87% for the six months ended December 31, 1999.

OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities increased $298,000, or 18.2%, from $1,638,000 for the six months ended December 31, 1998 to $1,936,000 for the six months ended December 31, 1999. Oil and natural gas production costs increased from $5.14 per BOE for the six months ended December 31, 1998 to $7.07 per BOE for the six months ended December 31, 1999. The increase per BOE is primarily due to the costs of placing wells back on production that were not producing prior to the period and, to a lesser extent, increased rates for electricity and other operating services.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense increased $9,746,000, or 38.8%, from $25,130,000 for the six months ended December 31, 1998 to $34,876,000 for the six months ended December 31, 1999. The increase is primarily due to an increase in oilfield service depreciation resulting from a full period's effect of the acquisitions completed during the early portion of fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased $3,527,000, or 14%, from $25,115,000 for the six months ended December 31, 1998 to $28,642,000 for the six months ended December 31, 1999. The increase was primarily due to the effect of the acquisitions completed during the early portion of fiscal 1999 for the full period and was largely offset by cost reductions effected as a result of the Company's restructuring efforts. General and administrative expenses, as a percentage of revenues, decreased from 9.7% for the six months ended December 31, 1998 to 9.3% for the six months ended December 31, 1999.

INTEREST EXPENSE

The Company's interest expense increased $8,175,000 or 29.9%, from $27,327,000 for the six months ended December 31, 1998 to $35,502,000 for the six months ended December 31, 1999. The increase was primarily due to the full period effect of the additional debt incurred in connection with the acquisitions completed during the early portion of fiscal 1999 and, to a lesser extent, higher interest rates and amortization of additional debt issuance costs and was partially offset by a significant reduction in the Company's debt as a result of the Equity Offering. Included in interest expense was the amortization of debt issuance costs of $2,547,000 and $2,364,000 for the six months ended December 31, 1999 and 1998, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense increased $605,000, or 91.5%, from $661,000 for the six months ended December 31, 1998 to $1,266,000 for the six months ended December 31, 1999. The increase was primarily due to increased revenues and the residual effects of a significant decline in commodity prices and a corresponding deterioration in market conditions during fiscal 1999.

INCOME TAXES

The Company's income tax benefit increased $2,337,000 from a benefit of $3,663,000 for the six months ended December 31, 1998 to a benefit of $6,000,000 for the six months ended December 31, 1999. The increase in the income tax benefit is due to the decrease in pretax income. The Company's effective tax rate for the six months ended December 31, 1999 and 1998 was 28% and 32%, respectively. The effective tax rates are different from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company does not expect to be required to remit federal income taxes for the next few fiscal years because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

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

As of December 31, 1999, the Company had working capital (after taking into account the current portion of long term debt) of approximately $64,443,000 and cash and cash equivalents of approximately $9,202,000 as compared to working capital (after taking into account the current portion of long term debt) of approximately $59,392,000 and cash and cash equivalents of approximately $23,478,000 as of June 30, 1999. This increase in working capital is primarily related to the timing of cash receipts and disbursements. Receivables are higher due to the increase in revenues caused by the increased utilization of the Company's equipment base and payables are also higher due to the addition of more employees and greater costs related to the increased equipment utilization.

The reduction in the Company's cash and cash equivalents since June 30, 1999 was primarily attributable to:

         -        Cash from (used in) operations of ($5,474,000)
         - Borrowings, net of repayments on term debt and revolver, of $5,928,000
         -        Capital expenditures of $14,634,000

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2000 are expected to approximate fiscal 1999 levels. Expenditures will be directed toward selectively refurbishing our assets as business conditions warrant. The Company will continue to evaluate opportunities to acquire or divest assets or businesses to enhance the Company's primary operations. Such capital expenditures, acquisitions and divestitures are at the discretion of the Company and will depend on management's view of market conditions as well as other factors.

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of December 31, 1999, the Company had an approximately $370 million senior credit facility (the "Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $150,000,000 revolving loan facility, $41,630,861 in Tranche A term loans and $177,316,967 in Tranche B term loans. In addition, up to $20,000,000 of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. As of December 31, 1999, approximately $102,000,000 was drawn under the revolving loan facility and approximately $15,132,000 of letters of credit related to workmen's compensation insurance was outstanding, leaving approximately $32,868,000 available under the revolving loan facility.

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

14% SENIOR SUBORDINATED NOTES

On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the private placement, net of fees and expenses, were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility and the Dawson 9 3/8% Senior Notes.

5% CONVERTIBLE SUBORDINATED NOTES

On September 25, 1997, the Company completed an initial closing of its private placement of $200,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16,000,000 of the 5% Convertible Subordinated Notes pursuant to the exercise of the remaining portion of an over-allotment option. The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments.

7% CONVERTIBLE SUBORDINATED DEBENTURES

In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures"). The 7% Convertible Subordinated Debentures are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The Debentures are convertible, at any time prior to maturity, at the holders' option, into shares of the Company's common stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, holders who converted prior to July 1, 1999 were entitled to receive a payment, in cash or the Company's common stock (at the Company's option) generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999. As a result of conversions, only $4,600,000 principal amount of the 7% Convertible Subordinated Debentures remained outstanding at December 31, 1999.

DAWSON 9 3/8% SENIOR NOTES

In February 1997, Dawson issued $140,000,000 9 3/8% Senior Notes due 2007 (the "Dawson 9 3/8% Senior Notes"). As the result of the Dawson acquisition, the Company assumed Dawson's obligations under the Dawson 9 3/8% Senior Notes which were equally and ratably secured with the obligations under the Senior Credit Facility. As a result of mandatory tender offer made in connection with the Dawson acquisition, only $1,406,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding at December 31, 1999.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued the following accounting standards which will be adopted by the Company in the future.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for quarters of fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company is currently evaluating what effect, if any, this statement will have on the Company's financial statements. The Company will adopt this statement no later than July 1, 2000.

                                 YEAR 2000 ISSUE

The Company has initially incurred no significant problems related to the Year 2000 issue. However, the Company has not fully utilized all functions and processors of its systems and accordingly cannot be sure that all of its systems will be free of Year 2000 issues. Also, the Company has no assurance that third parties have not incurred Year 2000 issues that may affect the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risk. The term "market risk" refers to the risk of loss arising from adverse changes in foreign currency exchange, interest rates and oil and gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.

                               INTEREST RATE RISK

At December 31, 1999, Key had long-term debt outstanding of $710,960,000. Of this amount $366,725,000 or 52%, bears interest at fixed rates as follows:

                                                                                      (000's)
                                                                                     Balance at
                                                                                      12/31/99
                                                                                     ----------
5% Convertible Subordinated Notes Due 2004.......................................      $216,000
14% Senior Subordinated Notes Due 2009...........................................       143,278
7% Convertible Subordinated Debentures Due 2003..................................         4,600
Dawson 9 3/8% Senior Notes Due 2007..............................................         1,406
Other (rates generally ranging from 8.0% to 8.5%)................................         1,441
                                                                                     ----------
                                                                                       $366,725
                                                                                     ==========

The remaining $344,235,000 of debt outstanding as of December 31, 1999 bears interest at floating rates which averaged approximately 10.03% at December 31, 1999. A 10% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 1999 would equal approximately 100 basis points. Such an increase in interest rates would increase Key's fiscal 2000 interest expense by approximately $3.4 million assuming borrowed amounts remain outstanding.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                              FOREIGN CURRENCY RISK

Key's net assets, net earnings and cash flows from its Argentina subsidiaries are currently not exposed to foreign currency risk, as Argentina's currency is tied to the U.S. dollar. Key's net assets, net earnings and cash flows from its Canadian subsidiary is based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of the Canadian operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

A 10% change in the Canadian-to-U.S. Dollar exchange rate would not be material to the net assets, net earnings or cash flows of Key.

                              COMMODITY PRICE RISK

Key's major market risk exposure for its oil and gas production operations is in the pricing applicable to its oil and gas sales. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market for natural gas. Pricing for oil and gas production has been volatile and unpredictable for several years.

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

As of December 31, 1999, Key had oil and gas price hedging instruments in place which represented 22,000 barrels of oil production per month and approximately 100,000 Mmbtu of gas production per month. The total fiscal 2000 hedged oil and gas volumes represent approximately 137% and 56%, respectively, of expected calendar year total production. A 10% increase in the index price of oil or gas from their levels at December 31, 1999 would have no impact on the Company's net assets, net earnings or cash flows (as derived from the commodity option contracts), as the put options outstanding at December 31, 1999 are not "in-the-money".

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

       None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

       None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5. OTHER INFORMATION

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)   Exhibits

  10.1* Amendment No. 1 dated as of December 1, 1999 to Agreement dated as of August 2, 1999 between Francis D. John and Key Energy Services, Inc.

  10.2*    Amendment No. 1 dated as of November 24, 1999 to the
           Confidential Separation and Release Agreement dated as of July 1, 1999 between Key Energy Services, Inc. and Stephen E. McGregor

  27*      Financial Data Schedule

    (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

------------------
* Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KEY ENERGY SERVICES, INC.




Dated: February 14, 2000             By: /s/ Francis D. John
                                        --------------------
                                     President and Chief Executive Officer



Dated: February 14, 2000             By: /s/ Thomas K. Grundman
                                        -----------------------
                                     Chief Financial Officer and
                                     Chief Accounting Officer