Form 10-Q
period 2000-03-31
KEY ENERGY SERVICES INC
filed 2000-05-15
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _________ to ________

                          Commission file number 1-8038
                                                 ------

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

             Maryland                               04-2648081
             --------                               ----------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)             Identification No.)

         Two Tower Center, 20th Floor, East Brunswick, NJ   08816
--------------------------------------------------------------------------------
           (Address of principal executive offices)      (ZIP Code)

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

             Common Shares outstanding at May 11, 2000 - 85,733,461

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

               Consolidated Balance Sheets as of
               March 31, 2000 (unaudited) and June 30, 1999.....................  3

               Unaudited Consolidated Statements of
               Operations for the Three and Nine Months Ended
               March 31, 2000 and 1999..........................................  4

               Unaudited Consolidated Statements of
               Cash Flows for the Three and Nine Months Ended
               March 31, 2000 and 1999..........................................  5

               Unaudited Consolidated Statements of Comprehensive
               Income for the Three and Nine Months Ended
               March 31, 2000 and 1999..........................................  6

               Notes to Consolidated Financial Statements.......................  7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations........................ 13

Item 3.    Quantitative and Qualitative Disclosures about
           Market Risk.......................................................... 20

PART  II. OTHER INFORMATION

Item 1.    Legal Proceedings.................................................... 22

Item 2.    Changes in Securities and Use of Proceeds............................ 22

Item 3.    Defaults Upon Senior Securities...................................... 22

Item 4.    Submission of Matters to a Vote of Security Holders.................. 22

Item 5.    OtherInformation..................................................... 23

Item 6.    Exhibits and Reports on Form 8-K..................................... 23

Signatures...................................................................... 24

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 MARCH 31, 2000       JUNE 30, 1999
                                                                                                 --------------       -------------
                                                                                                  (UNAUDITED)
                                                                                                             (THOUSANDS)
                                     ASSETS
Current assets:
  Cash .........................................................................................  $    22,601        $    23,478
  Accounts receivable, net of allowance for doubtful accounts ($8,548 - 2000, $6,790 - 1999) ...      114,529             91,998
  Inventories ..................................................................................       14,490             12,742
  Prepaid income taxes .........................................................................            -                916
  Prepaid expenses and other current assets ....................................................        7,687              3,409
                                                                                                  -----------        -----------
Total current assets ...........................................................................      159,307            132,543
                                                                                                  -----------        -----------

Property and equipment:
  Oilfield service equipment ...................................................................      652,706            632,854
  Contract drilling equipment ..................................................................       88,799             86,225
  Motor vehicles ...............................................................................       72,691             70,398
  Oil and gas properties and other related equipment, successful efforts method ................       43,249             42,925
  Furniture and equipment ......................................................................       10,617              8,452
  Buildings and land ...........................................................................       31,946             31,086
                                                                                                  -----------        -----------
                                                                                                      900,008            871,940
Accumulated depreciation & depletion ...........................................................     (146,097)          (102,378)
                                                                                                  -----------        -----------
Net property and equipment .....................................................................      753,911            769,562
                                                                                                  -----------        -----------
  Goodwill, net ................................................................................      201,316            205,423
  Deferred costs, net ..........................................................................       20,309             23,779
  Notes receivable - related parties ...........................................................        5,150              2,835
  Other assets .................................................................................        9,234             13,996
                                                                                                  -----------        -----------
Total assets ...................................................................................  $ 1,149,227        $ 1,148,138
                                                                                                  -----------        -----------
                                                                                                  -----------        -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .............................................................................  $    28,107        $    18,527
  Other accrued liabilities ....................................................................       22,105             25,291
  Accrued interest .............................................................................        8,534             13,079
  Current portion of long-term debt ............................................................       17,189             16,254
  Current portion of deferred revenue ..........................................................        4,933                  -
                                                                                                  -----------        -----------
Total current liabilities ......................................................................       80,868             73,151
                                                                                                  -----------        -----------
Long-term debt, less current portion ...........................................................      681,692            683,724
Deferred revenue, less current portion .........................................................       13,338                  -
Non-current accrued expenses ...................................................................        1,685              1,739
Deferred tax liability .........................................................................       93,708            101,430
Commitments and contingencies ..................................................................            -                  -
Stockholders' equity:
  Common stock, $.10 par value; 100,000,000 shares authorized, 85,401,356 and 83,155,072 shares
  issued, respectively at March 31, 2000 and June 30, 1999, respectively .......................        8,542              8,317
  Additional paid-in capital ...................................................................      310,500            301,615
  Treasury stock, at cost; 416,666 shares at March 31, 2000 and June 30, 1999 ..................       (9,682)            (9,682)
  Accumulated other comprehensive income .......................................................           35                  9
  Retained earnings (deficit) ..................................................................      (31,459)           (12,165)
                                                                                                  -----------        -----------
Total stockholders' equity .....................................................................      277,936            288,094
                                                                                                  -----------        -----------
Total liabilities and stockholders' equity .....................................................  $ 1,149,227        $ 1,148,138
                                                                                                  -----------        -----------
                                                                                                  -----------        -----------


   SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            Three Months Ended                    Nine Months Ended
                                                                 March 31,                              March 31,
                                                          2000               1999               2000                1999
                                                     ---------------------------------------------------------------------
                                                                        (Thousands, except per share data)
REVENUES:
   Well servicing ...............................    $ 141,306           $  96,644           $ 410,845           $ 319,583
   Contract drilling ............................       14,337               7,204              49,007              39,354
   Oil and gas production .......................        2,359               1,195               7,021               4,802
   Other, net ...................................          549                (120)                959                 417
                                                     -----------------------------           -----------------------------
                                                       158,551             104,923             467,832             364,156
                                                     -----------------------------           -----------------------------
                                                     -----------------------------           -----------------------------
COSTS AND EXPENSES:
   Well servicing ...............................       99,320              76,813             297,486             235,080
   Contract drilling ............................       12,285               7,338              42,322              33,357
   Oil and gas production .......................          767                 929               2,703               2,567
   Depreciation, depletion and amortization .....       18,264              18,498              53,140              43,628
   General and administrative ...................       14,849              15,833              43,491              40,754
   Bad debt expense .............................          160               4,865               1,426               5,720
   Debt issuance costs ..........................            -               6,268                   -               6,268
   Interest .....................................       18,636              21,032              54,138              48,359
   Corporate restructuring ......................            -               1,500                   -               8,199
                                                     -----------------------------           -----------------------------
                                                       164,281             153,076             494,706             423,932
                                                     -----------------------------           -----------------------------
                                                     -----------------------------           -----------------------------

Income (loss) before income taxes ...............       (5,730)            (48,153)            (26,874)            (59,776)
Income tax benefit ..............................        1,580              16,102               7,580              19,765
                                                     -----------------------------           -----------------------------

NET INCOME/(LOSS) ...............................    $  (4,150)          $ (32,051)          $ (19,294)          $ (40,011)
                                                     -----------------------------           -----------------------------
                                                     -----------------------------           -----------------------------

EARNINGS/(LOSS) PER SHARE :

  Basic .........................................    $   (0.05)          $   (1.75)          $   (0.23)          $   (2.19)
  Diluted .......................................    $   (0.05)          $   (1.75)          $   (0.23)          $   (2.19)

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic .........................................       84,633              18,293              83,646              18,286
  Diluted .......................................       84,633              18,293              83,646              18,286


  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Three Months Ended               Nine Months Ended
                                                                            March 31,                       March 31,
                                                                       2000           1999            2000            1999
                                                                   ---------------------------------------------------------
                                                                                           (Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss) .............................................  $  (4,150)      $ (32,051)      $ (19,294)      $ (40,011)
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO
    NET CASH PROVIDED BY (USED IN) OPERATIONS:
  Depreciation, depletion and amortization ......................     18,264          18,498          53,140          43,628
  Bad debt expense ..............................................        160           4,865           1,426           5,720
  Amortization of deferred debt costs ...........................      1,273           1,626           3,820           3,990
  Deferred income taxes .........................................     (1,580)        (15,773)         (7,580)        (19,423)
  (Gain) loss on sale of assets .................................         87             (34)            283              13
  Other non-cash items ..........................................       (214)          7,099            (300)         12,936
  CHANGE IN ASSETS AND LIABILITIES NET OF EFFECTS
     FROM THE ACQUISITIONS:
    (Increase) decrease in accounts receivable ..................        734          21,241         (23,957)         17,188
    (Increase) decrease in other current assets .................      3,296             537          (5,110)          1,731
    Increase (decrease) in accounts payable .....................     (5,445)          7,079           9,580         (37,097)
    Increase (decrease) in other current liabilities ............     (4,038)          1,246          (7,731)          1,578
    Other assets and liabilities ................................     (1,336)         (6,466)         (3,300)         (6,605)
                                                                   -------------------------       -------------------------
  Net cash provided (used) by operating activities ..............      7,051           7,867           1,577         (16,352)
                                                                   -------------------------       -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - oilfield service operations ............     (6,324)         (5,090)        (15,769)        (19,617)
  Capital expenditures - oil and gas well drilling operations ...       (973)           (593)         (4,194)         (2,039)
  Capital expenditures - oil and gas operations .................       (202)           (448)           (343)         (3,828)
  Capital expenditures - other ..................................       (740)           (827)         (2,567)           (827)
  Proceeds from sale of fixed assets ............................        383           5,477           2,352           5,637
  Notes receivable from related parties .........................          -               -          (2,065)              -
  Cash received in acquisitions .................................          -               -               -          27,252
  Acquisitions - oilfield service operations ....................          -               -               -        (275,106)
                                                                   -------------------------       -------------------------
  Net cash used in investing activities .........................     (7,856)         (1,481)        (22,586)       (268,528)
                                                                   -------------------------       -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on debt and capital lease obligations ......    (11,703)         (1,971)        (17,775)         (6,176)
  Repayment of long-term debt ...................................          -        (148,594)              -        (288,594)
  Borrowings under line-of-credit ...............................          -          20,000          12,000         458,000
  Proceeds from long-term debt ..................................          -         142,566               -         142,566
  Proceeds paid for debt issuance costs .........................          -          (5,681)              -         (25,317)
  Proceeds from other long-term debt ............................          -             130               -             153
  Proceeds from forward sale ....................................     20,000               -          20,000               -
  Proceeds from stock option warrants ...........................          -           7,434               -           7,434
  Proceeds from warrants exercised ..............................      5,123               -           5,123               -
  Proceeds from stock options exercised .........................        784               -             784               -
                                                                   -------------------------       -------------------------
  Net cash provided by (used in) financing activities ...........     14,204          13,884          20,132         288,066
                                                                   -------------------------       -------------------------
  Net increase (decrease) in cash ...............................     13,399          20,270            (877)          3,186
  Cash at beginning of period ...................................      9,202           8,181          23,478          25,265
                                                                   -------------------------       -------------------------
  Cash at end of period .........................................  $  22,601       $  28,451       $  22,601       $  28,451
                                                                   -------------------------       -------------------------
                                                                   -------------------------       -------------------------

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                 Three Months Ended                Nine Months Ended
                                                                       March 31,                         March 31,
                                                                 2000            1999              2000            1999
                                                              -------------------------         -------------------------
                                                                                      (Thousands)
NET INCOME (LOSS) ..........................................  $ (4,150)        $(32,051)        $(19,294)        $(40,011)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on available-for-sale securities ........         -                -                -            1,200
  Foreign currency translation gain, net of tax of $14 .....        26                -               26                -
                                                              -------------------------         -------------------------

COMPREHENSIVE INCOME (LOSS), NET
  OF TAX ...................................................  $ (4,124)        $(32,051)        $(19,268)        $(38,811)
                                                              -------------------------         -------------------------
                                                              -------------------------         -------------------------

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2000 AND 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company") and its wholly-owned subsidiaries for the three and nine month periods ended March 31, 2000 and 1999 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999. The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2000.

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

RECLASSIFICATIONS AND ADJUSTMENTS

Certain reclassifications have been made to the consolidated financial statements for the three and nine month periods ended March 31, 1999 to conform to the presentation for the three and nine month periods ended March 31, 2000.

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

                                                              THREE MONTHS                     NINE MONTHS
                                                                  ENDED                           ENDED
                                                                MARCH 31,                       MARCH 31,
                                                           2000          1999              2000           1999
                                                       -------------------------         -------------------------
                                                         (THOUSANDS, EXCEPT PER             (THOUSANDS, EXCEPT
                                                               SHARE DATA)                    PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Net income (loss) ...............................    $ (4,150)        $(32,051)        $(19,294)        $(40,011)
DENOMINATOR
  Weighted average common shares outstanding ......      84,633           18,293           83,646           18,286
                                                       -------------------------         -------------------------
BASIC EPS .........................................    $  (0.05)        $  (1.75)        $  (0.23)        $  (2.19)
                                                       -------------------------         -------------------------
                                                       -------------------------         -------------------------

DILUTED EPS COMPUTATION:
NUMERATOR
  Net income (loss) ...............................    $ (4,150)        $(32,051)        $(19,294)        $(40,011)
   Effect of dilutive securities, tax effected:
  Convertible securities ..........................           -                -                -                -
                                                       -------------------------         -------------------------
                                                       $ (4,150)        $(32,051)        $(19,294)        $(40,011)
                                                       -------------------------         -------------------------
                                                       -------------------------         -------------------------

DENOMINATOR
  Weighted average common shares outstanding: .....      84,633           18,293           83,646           18,286
  Warrants ........................................           -                -                -                -
  Stock options ...................................           -                -                -                -
  7% Convertible Debentures .......................           -                -                -                -
  5% Convertible Debentures .......................           -                -                -                -
                                                       -------------------------         -------------------------
                                                         84,633           18,293           83,646           18,286
                                                       -------------------------         -------------------------

DILUTED EPS .......................................    $  (0.05)        $  (1.75)        $  (0.23)        $  (2.19)
                                                       -------------------------         -------------------------
                                                       -------------------------         -------------------------

The earnings per share calculation for the three and nine month periods ended March 31, 2000 and 1999 excludes the Company's convertible debt, outstanding warrants and stock options, because the effects of such instruments on earnings per share would be anti-dilutive.

3.  ACQUISITIONS

There were no acquisitions by the Company during the nine months ended March 31, 2000.

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

Expenditures for the Dawson acquisition, including acquisition costs, less cash acquired were as follows (in thousands):

Fair value of assets acquired, including goodwill............................................    $409,722
Liabilities assumed..........................................................................    (199,439)
Liabilities for employee termination costs and lease termination costs.......................      (3,162)
                                                                                                 --------
Cash paid, including acquisition related expenditures and the cost of Dawson common stock
  previously held............................................................................     207,121
Less: Cash acquired..........................................................................     (27,008)
                                                                                                 --------
Net cash used for the acquisition............................................................    $180,113
                                                                                                 --------
                                                                                                 --------

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

PRO FORMA RESULTS OF OPERATIONS - (UNAUDITED)

The following unaudited pro forma results of operations have been prepared as though Dawson had been acquired on July 1, 1998 with adjustments to record specifically identifiable decreases in direct costs and general and administrative expenses related to the termination of individual employees. Pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                            NINE MONTHS ENDED MARCH       NINE MONTHS ENDED MARCH
                                                             31, 1999 (THOUSANDS,           31, 1998 (THOUSANDS,
                                                            EXCEPT PER SHARE DATA)         EXCEPT PER SHARE DATA)
                                                            -----------------------       -----------------------
Revenues.................................................         $400,511                       $477,226
Net income/(loss)........................................          (62,848)                        10,874
Basic earnings/(loss) per share..........................         $  (3.44)                      $   0.65

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

WELL SERVICING: The Company's operations provide well servicing (ongoing maintenance of existing oil and natural gas wells), workover (major repairs or modifications necessary to optimize the level of production from existing oil and natural gas wells) and production services (fluid hauling, salt water disposal and fluid storage tank rental).

CONTRACT DRILLING: The Company provides contract onshore drilling services for major and independent oil companies in the continental United States, Argentina and Ontario, Canada.

OIL AND GAS PRODUCTION: The Company produces crude oil and natural gas in the Permian Basin and Panhandle areas of West Texas.

                                                       WELL         CONTRACT          OIL AND      CORPORATE /
                                                    SERVICING       DRILLING      GAS PRODUCTION     OTHER            TOTAL
                                                    ---------       --------      --------------     -----            -----
THREE MONTHS ENDED MARCH 31, 2000
Operating revenues ..............................  $ 141,306       $  14,337       $   2,359       $     549       $ 158,551
Operating profit ................................     41,986           2,052           1,592             549          46,179
Depreciation, depletion and amortization ........     14,701           2,735             537             291          18,264
Interest expense ................................        969               -               -          17,667          18,636
Net income/(loss) * .............................     15,970          (2,253)            904         (18,771)         (4,150)
Identifiable assets .............................    735,368         109,983          59,025          43,534         947,910
Capital expenditures (excluding acquisitions) ...      6,324             973             202             740           8,239

THREE MONTHS ENDED MARCH 31, 1999
Operating revenues ..............................  $  96,644       $   7,204       $   1,195       $    (120)      $ 104,923
Operating profit ................................     19,831            (134)            266            (120)         19,843
Depreciation, depletion and amortization ........     14,411           1,660             685           1,742          18,498
Interest expense ................................        469               -               -          20,563          21,032
Net income/(loss) * .............................    (10,960)         (3,282)           (592)        (17,217)        (32,051)
Identifiable assets .............................    754,665          99,013          40,219          62,302         956,199
Capital expenditures (excluding acquisitions) ...      5,090             593             448             827           6,958

* - Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company's foreign operations for the three months ended March 31, 2000 and 1999 were $8.2 million and $3.4 million, respectively. Operating profits for the Company's foreign operations for the three months ended March 31, 2000 and 1999 were $1.3 million and $90,000, respectively. The Company's assets related to foreign operations for the period ended March 31, 2000 and 1999 were $60.9 million and $51 million, respectively.

                                                      WELL         CONTRACT        OIL AND        CORPORATE /
                                                   SERVICING       DRILLING     GAS PRODUCTION      OTHER            TOTAL
                                                   ---------       --------     --------------      -----            -----
NINE MONTHS ENDED MARCH 31, 2000
Operating revenues ............................... $ 410,845      $  49,007       $   7,021       $     959       $ 467,832
Operating profit .................................   113,359          6,685           4,318             959         125,321
Depreciation, depletion and amortization .........    44,273          6,323           1,709             835          53,140
Interest expense .................................     2,390              -               -          51,748          54,138
Net income/(loss) * ..............................    37,930         (4,167)          1,706         (54,763)        (19,294)
Identifiable assets ..............................   735,368        109,983          59,025          43,534         947,910
Capital expenditures (excluding acquisitions) ....    15,769          4,194             343           2,567          22,873

NINE MONTHS ENDED  MARCH 31, 1999
Operating revenues ............................... $ 319,583      $  39,354       $   4,802       $     417       $ 364,156
Operating profit .................................    84,743          5,757           2,235             417          93,152
Depreciation, depletion and amortization .........    34,848          4,758           1,999           2,023          43,628
Interest expense .................................     1,116              -               -          47,243          48,359
Net income/(loss) * ..............................    12,245         (3,457)           (316)        (48,483)        (40,011)
Identifiable assets ..............................   754,665         99,013          40,219          62,302         956,199
Capital expenditures (excluding acquisitions) ....    19,617          2,039           3,828             827          26,311

* - Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company's foreign operations for the nine months ended March 31, 2000 and 1999 were $23.8 million and $19.4 million, respectively. Operating profits for the Company's foreign operations for the nine months ended March 31, 2000 and 1999 were $4.6 million and $3.5 million, respectively. The Company's assets related to foreign operations for the period ended March 31, 2000 and 1999 were $60.9 million and $51million, respectively.

7.  DEFERRED INCOME

Deferred income relates to a $20.0 million forward sale of oil and natural gas pursuant to an agreement under which the purchaser is entitled to receive a share of the production from certain oil and gas properties which range from 10,000 to 3,500 Barrels (Bbl) of oil and 122,100 to 58,800 Mmbtu of natural gas per month over a six year period ending February 2006. The total volume of the forward sale is approximately 486 million barrels of oil and 6.135 million Mmbtus. At March 31, 2000, 10,000 Bbl's of oil and 122,100 Mmbtus of gas had been delivered under the agreement. Revenue on the volume subject to the agreement is recognized ratably based on production.

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

         - general economic conditions, in addition to the other matters discussed herein.

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 VERSUS THREE MONTHS ENDED MARCH 31, 1999

The Company's revenue for the third quarter of fiscal 2000 totaled $158,551,000, representing an increase of $53,628,000, or 51% as compared to the prior year period. The increase in the current period reflects higher activity levels and improved rates. Profitability continued to improve, but was negatively impacted by additional costs associated with hiring crews and reactivating equipment, and by higher interest rates on its floating rate debt. The Company's net loss for the third quarter of fiscal 2000 totaled $4,150,000, or $0.05 per share, versus a net loss of $32,051,000, or $1.75 per share, for the prior year period. The prior year period, however, included a corporate restructuring charge of $1,500,000.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues increased $44,662,000, or 46.2%, from $96,644,000 for the three months ended March 31, 1999 to $141,306,000 for the three months ended March 31, 2000. The increase in revenues was primarily due to an increase in the number of hours worked and the effect of higher rig and fluid hauling rates.

CONTRACT DRILLING. Revenues from contract drilling activities increased $7,133,000, or 99.0%, from $7,204,000 for the three months ended March 31, 1999 to $14,337,000 for the three months ended March 31, 2000. The increase in revenues was primarily due to an increase in equipment utilization and the effect of higher prices.

OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities increased $1,164,000, or 97.4%, from $1,195,000 for the three months ended March 31, 1999 to $2,359,000 for the three months ended March 31, 2000. The increase in revenues was primarily due to a 88% increase in the price of oil and gas received on a barrel of oil equivalent ("BOE") basis for the three months ended March 31, 2000 compared to the prior year period, and a 5% increase in the volume of oil and gas produced on a BOE basis for the three months ended March 31, 2000 compared to the prior year period.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses increased $22,507,000, or 29.3%, from $76,813,000 for the three months ended March 31, 1999 to $99,320,000 for the three months ended March 31, 2000. The increase was primarily due to a higher level of activity and the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's consolidation and restructuring efforts. Well servicing expenses, as a percentage of well servicing revenue, decreased from 79.5% for the three months ended March 31, 1999 to 70.3% for the three months ended March 31, 2000.

CONTRACT DRILLING. Expenses related to contract drilling activities increased $4,947,000, or 67.4%, from $7,338,000 for the three months ended March 31, 1999 to $12,285,000 for the three months ended March 31, 2000. The increase was primarily due to the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's consolidation and restructuring efforts as well as a shift away from turnkey contracts to footage and dayrates. Contract drilling expenses, as a percentage of contract drilling revenues, decreased from 101.9% for the three months ended March 31, 1999 to 85.7% for the three months ended March 31, 2000.

OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities decreased $162,000, or 17.4%, from $929,000 for the three months ended March 31, 1999 to $767,000 for the three months ended March 31, 2000. The decrease in production costs is primarily due to the effects of the Company's consolidation and restructuring efforts as well as lower water disposal charges partially offset by increased rates for electricity and other operating services. Oil and natural gas production costs decreased from $8.76 per BOE for the three months ended March 31, 1999 to $6.89 per BOE for the three months ended March 31, 2000.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense decreased $234,000, or 1.3%, from $18,498,000 for the three months ended March 31, 1999 to $18,264,000 for the three months ended March 31, 2000.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses decreased $984,000, or 6.2%, from $15,833,000 for the three months ended March 31, 1999 to $14,849,000 for the three months ended March 31, 2000. The decrease was primarily due to the cost reductions effected as a result of the Company's consolidation and restructuring efforts. General and administrative expenses, as a percentage of revenues, decreased from 15.1% for the three months ended March 31, 1999 to 9.4% for the three months ended March 31, 2000.

INTEREST EXPENSE

The Company's interest expense decreased $2,396,000, or 11.4%, from $21,032,000 for the three months ended March 31, 1999 to $18,636,000 for the three months ended March 31, 2000. The decrease was primarily due to a significant reduction in the Company's debt using proceeds from the Equity Offering and operating cash flow and was partially offset by higher interest rates on the Company's floating rate debt.

BAD DEBT EXPENSE

The Company's bad debt expense decreased $4,705,000, or 96.7%, from $4,865,000 for the three months ended March 31, 1999 to $160,000 for the three months ended March 31, 2000. The decrease was largely due to an improvement in market conditions for its customers.

INCOME TAXES

The Company's income tax benefit decreased $14,522,000 from a benefit of $16,102,000 for the three months ended March 31, 1999 to a benefit of $1,580,000 for the three months ended March 31, 2000. The decrease in the income tax benefit is due to the decrease in pretax losses. The Company's effective tax rate for the three months ended March 31, 2000 and 1999 was 28% and 33%, respectively. The effective tax rates are different from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company does not expect to be required to remit federal income taxes for the next few fiscal years because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

NINE MONTHS ENDED MARCH 31, 2000 VERSUS NINE MONTHS ENDED MARCH 31, 1999

The Company's revenue for the first nine months of fiscal 2000 totaled $467,832,000 representing an increase of $103,676,000, or 28.5% as compared to the prior year period. The results for the prior year period do not include a full nine months of Dawson's results as well as several other fiscal 1999 acquisitions. The Company's net loss for the nine months of fiscal 2000 totaled $19,294,000 or $0.23 per share, versus net loss of $40,011,000 or $2.19 per share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues increased $91,262,000 or 28.6%, from $319,583,000 for the nine months ended March 31, 1999 to $410,845,000 for the nine months ended March 31, 2000. The increase in revenues was due to the full period effect of the acquisitions completed during the early portion of fiscal 1999, improved equipment utilization and the effect of higher rig and fluid hauling rates.

CONTRACT DRILLING. Revenues from contract drilling activities increased $9,653,000, or 24.5%, from $39,354,000 for the nine months ended March 31, 1999 to $49,007,000 for the nine months ended March 31, 2000. The increase in revenues was primarily due to an increase in equipment utilization and the effect of higher prices.

OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities increased $2,219,000 or 46.2%, from $4,802,000 for the nine months ended March 31, 1999 to $7,021,000 for the nine months ended March 31, 2000. The increase in revenues was primarily due to a 61% increase in the price of oil and gas received on a barrel of oil equivalent ("BOE") basis for the nine months ended March 31, 2000 compared to the prior year period, and was partially offset by a 9% decrease in the volume of oil and gas produced on a BOE basis for the nine months ended March 31, 2000 compared to the prior year period.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses increased $62,406,000 or 26.5%, from $235,080,000 for the nine months ended March 31, 1999 to $297,486,000 for the nine months ended March 31, 2000. The increase was primarily due to the full period effect of the acquisitions completed during the early portion of fiscal 1999 and the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's consolidation and restructuring efforts. Well servicing expenses, as a percentage of well servicing revenue, decreased from 73.6% for the nine months ended March 31, 1999 to 72.4% for the nine months ended March 31, 2000.

CONTRACT DRILLING. Expenses related to contract drilling activities increased $8,965,000 or 26.9%, from $33,357,000 for the nine months ended March 31, 1999 to $42,322,000 for the nine months ended March 31, 2000. The increase was primarily due to the full period effect of the acquisition completed during the early portion of fiscal 1999 and the cost of bringing crews and previously idle equipment on line and was partially offset by cost reductions effected as a result of the Company's consolidation and restructuring efforts. Contract drilling expenses, as a percentage of contract drilling revenues, increased from 84.8% for the nine months ended March 31, 1999 to 86.4% for the nine months ended March 31, 2000.

OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities increased $136,000, or 5.3%, from $2,567,000 for the nine months ended March 31, 1999 to $2,703,000 for the nine months ended March 31, 2000. Oil and natural gas production costs increased from $6.05 per BOE for the nine months ended March 31, 1999 to $7.02 per BOE for the nine months ended March 31, 2000. The increase per BOE is primarily due to the costs of placing wells back on production that were not producing prior to the period and, to a lesser extent, increased rates for electricity and other operating services partially offset by the effects of the Company's consolidation and restructuring efforts.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense increased $9,512,000, or 21.8%, from $43,628,000 for the nine months ended March 31, 1999 to $53,140,000 for the nine months ended March 31, 2000. The increase is primarily due to an increase in oilfield service depreciation resulting from a full period effect of the acquisitions completed during the early portion of fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses increased $2,737,000, or 6.7%, from $40,754,000 for the nine months ended March 31, 1999 to $43,491,000 for the nine months ended March 31, 2000. The increase was primarily due to the full period effect of the acquisitions completed during the early portion of fiscal 1999 and was largely offset by cost reductions effected as a result of the Company's consolidation and restructuring efforts. General and administrative expenses, as a percentage of revenues, decreased from 11.2% for the nine months ended March 31, 1999 to 9.3% for the nine months ended March 31, 2000.

INTEREST EXPENSE

The Company's interest expense increased $5,779,000 or 12.0%, from $48,359,000 for the nine months ended March 31, 1999 to $54,138,000 for the nine months ended March 31, 2000. The increase was primarily due to the full period effect of the additional debt incurred in connection with the acquisitions completed during the early portion of fiscal 1999 and, to a lesser extent, higher interest rates and amortization of additional debt issuance costs and was partially offset by a significant reduction in the Company's debt using proceeds from the Equity Offering and operating cash flow.

BAD DEBT EXPENSE

The Company's bad debt expense decreased $4,294,000, or 75.1%, from $5,720,000 for the nine months ended March 31, 1999 to $1,426,000 for the nine months ended March 31, 2000. The decrease was largely due to an improvement in market conditions for its customers.

INCOME TAXES

The Company's income tax benefit decreased $12,185,000 from a benefit of $19,765,000 for the nine months ended March 31, 1999 to a benefit of $7,580,000 for the nine months ended March 31, 2000. The decrease in the income tax benefit is due to the increase in pretax income. The Company's effective tax rate for the nine months ended March 31, 2000 and 1999 was 28% and 33%, respectively. The effective tax rates are different from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company does not expect to be required to remit federal income taxes for the next few fiscal years because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

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

As of March 31, 2000, the Company had working capital (after taking into account the current portion of long term debt) of approximately $78,439,000 and cash and cash equivalents of approximately $22,601,000 as compared to working capital (after taking into account the current portion of long term debt) of approximately $59,392,000 and cash and cash equivalents of approximately $23,478,000 as of June 30, 1999. This increase in working capital is primarily related to the timing of cash receipts and disbursements. Receivables are higher due to the increase in revenues caused by the increased utilization of the Company's equipment base and payables are also higher due to the addition of more employees and greater costs related to the increased equipment utilization.

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

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of March 31, 2000, the Company had an approximately $365 million senior credit facility (the "Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $150,000,000 revolving loan facility, $38,601,374 in Tranche A term loans and $176,834,306 in Tranche B term loans. In addition, up to $20,000,000 of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. As of March 31, 2000, approximately $98,000,000 was drawn under the revolving loan facility and approximately $15,132,000 of letters of credit related to workmen's compensation insurance was outstanding. Subsequent to March 31, 2000, the Company repaid $14,569,536 principal amount of the Tranche A term loans, $430,464 principal amount of the Tranche B term loans, and $5,000,000 principal amount of the revolving loan facility.

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

7% CONVERTIBLE SUBORDINATED DEBENTURES

In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures"). The 7% Convertible Subordinated Debentures are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The Debentures are convertible, at any time prior to maturity, at the holders' option, into shares of the Company's common stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, holders who converted prior to July 1, 1999 were entitled to receive a payment, in cash or the Company's common stock (at the Company's option) generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999. As a result of conversions, only $1,000,000 principal amount of the 7% Convertible Subordinated Debentures remained outstanding at March 31, 2000.

DAWSON 9 3/8% SENIOR NOTES

In February 1997, Dawson issued $140,000,000 9 3/8% Senior Notes due 2007 (the "Dawson 9 3/8% Senior Notes"). As the result of the Dawson acquisition, the Company assumed Dawson's obligations under the Dawson 9 3/8% Senior Notes which were equally and ratably secured with the obligations under the Senior Credit Facility. As a result of mandatory tender offer made in connection with the Dawson acquisition, only $1,406,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding at March 31, 2000. Subsequent to March 31, 2000, the Company purchased $300,000 of the Dawson 9 3/8% Senior Notes and has tendered them for cancellation.

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

                               INTEREST RATE RISK

At March 31, 2000, Key had long-term debt outstanding of $698,881,000. Of this amount $363,055,000 or 52%, bears interest at fixed rates as follows:

                                                                                          (000's)
                                                                                        Balance at
                                                                                          3/31/00
                                                                                          --------
5% Convertible Subordinated Notes Due 2004.......................................         $216,000
14% Senior Subordinated Notes Due 2009...........................................          143,464
7% Convertible Subordinated Debentures Due 2003..................................            1,000
Dawson 9 3/8% Senior Notes Due 2007..............................................            1,406
Other (rates generally ranging from 8.0% to 8.5%)................................            1,185
                                                                                          --------
                                                                                          $363,055
                                                                                          --------

The remaining $335,826,000 of debt outstanding as of March 31, 2000 bears interest at floating rates which averaged approximately 10.01% at March 31, 2000. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2000 would equal approximately 100 basis points. Such an increase in interest rates would increase Key's fiscal 2000 interest expense by approximately $3.4 million assuming borrowed amounts remain outstanding.

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

As of March 31, 2000, Key had oil and gas price hedging instruments in place which represented 22,000 barrels of oil production per month and approximately 100,000 Mmbtu of gas production per month. The total fiscal 2000 hedged oil and gas volumes represent the majority of expected calendar year total production. A 10% increase in the index price of oil or gas from their levels at March 31, 2000 would have no impact on the Company's net assets, net earnings or cash flows (as derived from the commodity option contracts), as the put options outstanding at March 31, 2000 are not "in-the-money".

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 14, 2000, the Company issued a total of 1,673,684 shares of its Common Stock to Nabors Acquisition Corp. IV ("Nabors") for an aggregate purchase price of $4,769,999 in connection with the exercise of a certain warrant dated January 8, 1998 ("Warrant"). No underwriters were involved in the exercise of the Warrant. The shares were issued in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     On March 17, 2000, the Company also issued a total of 369,229 shares of its Common Stock in connection with the conversion of $3,600,000 principal amount of 7% Convertible Subordinated Debentures Due 2003 (the "Debentures"). The Holders of the Debentures, Green-Cohn Group L.L.C., DFG Corporation, ZPG Securities L.L.C. and Acorn Overseas Securities Ltd., received 158,974 shares, 97,435 shares, 60,205 shares, and 52,615 shares, respectively, from the conversion. No underwriters were involved in the conversion of the Debentures. The shares were issued in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 31, 2000, a meeting of the holders of Common Stock was held to elect the Company's Board of Directors and to vote on certain other matters. Only the holders of record as of the close of business on November 11, 1999 (the "Record Date") were entitled to notice of and to vote at the meeting and at any adjournment thereof. On the Record Date, the outstanding number of shares entitled to vote consisted of 82,740,330 shares of Common Stock. The stockholders took the following actions at the meeting:

1. Elected the following six Directors, with the votes indicated opposite each director's name:

                                  For                Against
                                  --------------------------
     Francis D. John           74,075,648           1,903,017
     Kevin P. Collins          74,068,425           1,910,240
     William Manly             74,077,750           1,900,915
     W. Phillip Marcum         74,068,425           1,910,240
     David J. Breazzano        74,077,891           1,900,774



     Morton Wolkowitz          74,068,421           1,910,244

2. Approved a proposal to amend the Company's Amended and Restated Articles of Incorporation to increase the Company's authorized capital stock, par value $.10 per share, from 100,000,000 shares to 200,000,000 shares. The vote was 72,392,594 for and 3,403,379 against, with 182,692 abstentions.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

         3.1* Articles of Amendment to Amended and Restated Articles of Incorporation of the Company.

         3.2* Unanimous Consent of the Board of Directors of the Company dated January 11, 2000 limiting the designation of the additional authorized shares to common stock.

         10.1* Sixth Amendment, dated as of July 14, 1999 to the Second Amended and Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, and PNC Capital Markets, Inc., as Arranger.

         10.2* Seventh Amendment, dated as of March 1, 2000 to the Second Amended and Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, and PNC Capital Markets, Inc., as Arranger.

         10.3* Production and Delivery Agreement dated March 31, 2000 among Odessa Exploration Incorporated and Norwest Energy Capital, Inc.

         10.4* Closing Agreement dated March 31, 2000 among Odessa Exploration Incorporated, Norwest Energy Capital, Inc. and the Company.

         27*      Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

------------------
* Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              KEY ENERGY SERVICES, INC.

Dated: May 15, 2000           By: /s/ Francis D. John
                                  -------------------
                              President and Chief Executive Officer



Dated: May 15, 2000           By: /s/ Thomas K. Grundman
                                  ----------------------
                              Chief Financial Officer and
                              Chief Accounting Officer