Form 10-K
period 2000-06-30
KEY ENERGY SERVICES INC
filed 2000-09-28
CIK 318996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8038
                            ------------------------

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

       Registrant's telephone number, including area code: (732) 247-4822
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------        -----------------------------------------
Common Stock, $.10 par value        New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   5% Convertible Subordinated Notes Due 2004

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of September 26, 2000 was approximately $922,466,050.

    Common Shares outstanding at September 26, 2000: 97,027,693

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KEY ENERGY SERVICES, INC.

                                     INDEX

PART I.

Item 1.          Business....................................................      3

Item 2.          Properties..................................................      9

Item 3.          Legal Proceedings...........................................     11

Item 4.          Submission of Matters to a Vote of Security Holders.........     11

PART II.

Item 5.          Market for the Registrant's Common Equity & Related              11
                   Stockholder Matters.......................................

Item 6.          Selected Financial Data.....................................     12

Item 7.          Management's Discussion and Analysis of Results of
                   Operations and Financial Condition........................
                                                                                  13

Item 7A.         Quantitative and Qualitative Disclosures About Market            22
                   Risk......................................................

Item 8.          Consolidated Financial Statements and Supplementary Data....     23

Item 9.          Changes in and Disagreements With Accountants on Accounting
                   and Financial Disclosure..................................
                                                                                  59

PART III.

Item 10.         Directors and Executive Officers of the Registrant..........     59

Item 11.         Executive Compensation......................................     59

Item 12.         Security Ownership of Certain Beneficial Owners and              59
                   Management................................................

Item 13.         Certain Relationships and Related Transactions..............     59

PART IV.

Item 14.         Exhibits, Financial Statements and Reports on Form 8-K......     59

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

    - fluctuations in world-wide prices and demand for oil and natural gas;

    - fluctuations in level of oil and natural gas exploration and development activities;

    - fluctuations in the demand for well servicing, contract drilling and ancillary oilfield services;

    - the existence of competitors, technological changes and developments in the industry;

    - the existence of operating risks inherent in the well servicing, contract drilling and ancillary oilfield services; and

    - general economic conditions, the existence of regulatory uncertainties, and the possibility of political instability in any of the countries in which Key does business, in addition to other matters discussed under "Part II--Item 7--Management's Discussion and Analysis of Results of Operations and Financial Condition."

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

    Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,400 well service rigs and 1,200 fluid hauling vehicles as of June 30, 2000. Key provides a complete range of well services to major and independent oil and natural gas production companies, including: rig-based well maintenance, workover, completion, and recompletion services (including horizontal recompletions); oilfield trucking services; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Ontario, Canada. Key is also a leading onshore drilling contractor, with 73 land drilling rigs as of June 30, 2000. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin region and Texas Panhandle.

    Key's principal executive offices are located at Two Tower Center, 20th Floor, East Brunswick, New Jersey 08816. Key's phone number is (732) 247-4822 and website address is www.keyenergy.com.

                               BUSINESS STRATEGY

    Key has built its leadership position through the consolidation of smaller, less viable competitors. This consolidation, together with a continuing decline in the number of available domestic well service rigs due to attrition, cannibalization and transfers outside of the United States, has given Key the opportunity to capitalize on improved market conditions which existed during fiscal 2000. Key has focused on maximizing results by reducing debt, building strong customer alliances, refurbishing rigs and related equipment, and training personnel to maintain a qualified and safe employee base.

    REDUCING DEBT. Over the past fiscal year, Key has significantly reduced debt and strengthened its balance sheet. At June 30, 2000, Key's long-term funded debt net of cash (net funded debt) was approximately $534,816,000 and its net funded debt to capitalization was approximately 58% as compared to approximately $656,194,000 and 69%, respectively, at June 30, 1999. Key expects to be able to continue to reduce debt from available cash flow from operations and from anticipated interest savings resulting from prior and future debt reductions and future debt refinancings.

    BUILDING STRONG CUSTOMER ALLIANCES. Key seeks to maximize customer satisfaction by offering a broad range of equipment and services in conjunction with highly trained and motivated employees. As a result, Key is able to offer proactive solutions for most of the situations encountered at the wellsite. Key ensures consistent high standards of quality and customer satisfaction by continually evaluating its performance. Key maintains strong alliances with several major oil and natural gas production companies as well as several independent oil and natural gas production companies and believes that such alliances improve the stability of demand for its oilfield services.

    REFURBISHING RIGS AND RELATED EQUIPMENT. Key intends to continue actively refurbishing its rigs and related equipment to maximize the utilization of its rig fleet. The increase in cash flow, both from operations and from anticipated interest savings from reduced levels of debt, combined with the increased revolver availability, has provided ample liquidity and resources necessary to make the capital expenditures to refurbish such equipment.

    TRAINING AND DEVELOPING EMPLOYEES. Key has, and will continue to, devote significant resources to the training and professional development of its employees with a special emphasis on safety. Key currently has two training centers in Texas and one training center in California to improve its employees' understanding of operating and safety procedures. Key recognizes the historically high turn-over rate in the industry and is committed to offering compensation, benefits and incentive programs for its employees that are attractive and competitive in its industry, in order to ensure a steady stream of qualified, safe personnel to provide quality service to its customers.

                     MAJOR DEVELOPMENTS DURING FISCAL 2000

INDUSTRY RECOVERY

    During the fourth quarter of calendar year 1997, an imbalance began to develop in the supply and the demand for crude oil. Reduced demand was fueled by the Asian recession and two consecutive unusually warm winters in North America. The supply of crude oil increased as a result of increased production quotas by the Organization of Petroleum Exporting Countries ("OPEC") and renewed production by Iraq. The resulting excess supply of crude oil caused significant declines in crude oil prices during calendar year 1998 and the first quarter of calendar year 1999. Crude oil prices averaged $14 to $15 per barrel during calendar year 1998 compared to $20 to $21 per barrel during calendar year 1997 and reached a 12-year low of below $11.00 per barrel in December 1998. Natural gas prices were also lower during the second half of calendar year 1998 as unusually warm winters in North America during calendar years 1997 and 1998 resulted in weaker demand with prices reaching a low of approximately $1.60 per Mcf in early calendar year 1999. Reduced prices for crude oil and natural gas led to a sharp decline in the demand for oilfield services as oil and natural gas companies significantly reduced capital spending for exploration, development and production activities well into calendar year 1999. Key's operations were significantly impacted by the downturn in the industry throughout fiscal 1999, and, in response to this downturn, Key reduced operating and administrative costs and delayed capital spending.

    In March 1999, OPEC and other non-OPEC oil-producing countries, substantially reduced production to a point which, together with improving demand for oil, caused crude oil prices to recover significantly through the spring and summer of 1999. In addition, these oil producing countries agreed to production quotas to be adjusted based on demand in order to keep crude oil prices in the range of $22 to $28 per barrel. The successful implementation and subsequent adherence to these quotas, along with improving demand, have led to increased crude oil prices during fiscal 2000 with WTI Cushing prices averaging $25.97 per barrel during such period. In addition, domestic natural gas prices increased significantly due to increased demand during that period with Nymex Henry Hub prices averaging $3.04 per Mcf during such period.

    This increase in commodity prices led to a steady, sequential increase in the demand for Key's services and equipment during fiscal 2000 as Key's customers increased their exploration and development activity in Key's primary market areas. This increase in demand resulted in sequential increases in revenues, cash flow and net income in each quarter of fiscal 2000 over the same quarter of fiscal 1999. Key expects demand for its services to remain at or above current levels as long as commodity prices remain at or near their current levels.

    The level of Key's revenues, cash flows, losses and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity (see Part II--Item 7--Management's Discussion and Analysis of Results of Operations and Financial Condition).

DEBT REDUCTION

    During fiscal 2000, Key significantly reduced its long-term debt and strengthened its balance sheet. At June 30, 2000, Key's net funded debt was approximately $534,816,000 and its net funded debt to capitalization was approximately 59% as compared to approximately $656,194,000 and 69%, respectively, at June 30, 1999. Proceeds from the Equity Offering (defined below), the Production Payment (defined below) and exercises of options and warrants, and cash flow from operations were used to accomplish this reduction in net funded debt (see Part II--Item 7--Management's Discussion and Analysis of Results of Operations and Financial Condition--Long-Term Debt).

EQUITY OFFERING

    On June 30, 2000, Key closed the public offering of 11,000,000 shares of common stock at $9.625 per share, or approximately $106 million (the "Equity Offering"). Net proceeds from the Equity Offering were approximately
$101 million, approximately $25.3 million of which was used to immediately repay a portion of Key's senior credit facility term loans (approximately $23 million for the Tranche A term loan and approximately $2.3 million for the Tranche B term loan) and $65 million of which was subsequently used to repay a portion of the senior credit facility revolver. After these repayments, the Tranche A term loan had been paid in full, the Tranche B term loan had been reduced to approximately $174 million, and the revolver had been reduced to approximately $28 million. The remainder of the net proceeds were used to retire other long-term debt. As a result of the Equity Offering, total shares outstanding as of June 30, 2000 were approximately 96.8 million, an increase of approximately 12.8% over the amount outstanding immediately prior to the Equity Offering (see
Note 10 to Consolidated Financial Statements--Stockholders' Equity).

VOLUMETRIC PRODUCTION PAYMENT

    In March 2000, Key sold a part of its future oil and natural gas production from Odessa Exploration Incorporated ("Odessa Exploration"), its wholly owned subsidiary, for gross proceeds of $20 million pursuant to an agreement under which the purchaser is entitled to receive a share of the production from certain oil and natural gas properties in amounts ranging from 3,500 to 10,000 barrels of oil and 58,800 to 122,100 Mmbtu of natural gas per month over a six year period ending February 2006. The total volume of the forward sale is approximately 486,000 barrels of oil and 6.135 million Mmbtus of natural gas. The transaction is referred to elsewhere in this report as the "Production Payment."

                        DESCRIPTION OF BUSINESS SEGMENTS

    Key operates in three business segments which are well servicing, contract drilling and oil and natural gas production. Our operations are conducted both domestically and in Argentina and Canada. The following is a description of each of these business segments (for financial information regarding these business segments, see Note 15 to Consolidated Financial Statements--Business Segment Information).

WELL SERVICING

    Key provides a full range of well services, including rig-based services, oilfield trucking services and ancillary oilfield services, necessary to maintain and workover oil and natural gas producing wells. Rig-based services include: maintenance of existing wells, workovers of existing wells, completion of newly drilled wells, recompletion of existing wells (including horizontal recompletions) and plugging and abandonment of wells at the end of their useful lives.

WELL SERVICE RIGS

    Key's well service rig fleet performs four major rig services to oil and natural gas operators.

    MAINTENANCE SERVICES. Key estimates that there are approximately 600,000 producing oil wells and approximately 300,000 producing natural gas wells in the United States. Key provides the well service rigs, equipment and crews for maintenance services, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. While some oil wells in the United States flow oil to the surface without mechanical assistance, most require pumping or some other method of artificial lift. Oil wells that require pumping characteristically require more maintenance than flowing wells due to the operation of the mechanical pumping equipment installed. Few natural gas wells have mechanical pumping systems in the wellbore, and, as a result, maintenance work on natural gas wells is less frequent.

    Maintenance services are required throughout the life of most producing natural gas and oil wells to ensure efficient and continuous operation. These services consist of routine mechanical repairs necessary to maintain production from the well, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in a natural gas well, and removing debris such as sand and paraffin from the well. Other services include pulling the rods, tubing, pumps and other downhole equipment out of the wellbore to identify and repair a production problem.

    Maintenance services are often performed on a series of wells in proximity to each other and typically require less than 48 hours per well to complete. The general demand for maintenance services is closely related to the total number of producing oil and natural gas wells in a geographic market, and maintenance services are generally the most stable type of well service activity. The average cost of a maintenance job typically ranges between $800 and $1,500, excluding the costs of parts, services and other vendors at the wellsite.

    WORKOVER SERVICES. In addition to periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers". Workover services are performed to enhance the current production of existing wells. Such services include extensions of existing wells to drain new formations either through deepening wellbores to new zones or through drilling of horizontal lateral wellbores to improve reservoir drainage patterns. In less extensive workovers, Key's rigs are used to seal off depleted zones in existing wellbores and access previously bypassed productive zones. Key's workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced recovery operations. Other workover services include: major subsurface repairs such as casing repair or replacement, recovery of tubing and removal of foreign objects in the wellbore, repairing downhole equipment failures, plugging back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, cleaning out and recompleting a well if production has declined, and repairing leaks in the tubing and casing. These extensive workover operations are normally performed by a well service rig with a workover package, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers depending upon the particular type of workover operation. Most of Key's well service rigs are designed for and can be equipped to perform complex workover operations.

    Workover services are more complex and time consuming than routine maintenance operations and consequently may last from a few days to several weeks. These services are almost exclusively performed by well service rigs. The average cost of a workover project typically ranges between $5,000 and $50,000, excluding the costs of parts, services and other vendors at the wellsite, and is usually less expensive than drilling a new well.

    The demand for workover services is more sensitive to expectations relating to, and changes in, oil and natural gas prices than the demand for maintenance services. As oil and natural gas prices increase, the level of workover activity tends to increase as operators seek to increase production by enhancing the efficiency of their wells at higher commodity prices with correspondingly higher rates of return.

    COMPLETION SERVICES. Key's completion services prepare a newly drilled natural gas or oil well for production. The completion process may involve selectively perforating the well casing to access producing zones, stimulating and testing these zones and installing downhole equipment. Key typically provides a well service rig and may also provide other equipment such as a workover package, to assist in the completion process. Producers use well service rigs to complete their wells because the rigs have specialized equipment, properly trained employees and the experience necessary to perform these services. However, during periods of weak drilling rig demand, drilling contractors may compete with service rigs for completion work.

    The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment that can be provided for an additional fee. The demand for well completion services is directly related to drilling activity levels, which are highly sensitive to expectations relating to, and changes in, oil and natural gas prices. As the number of newly drilled wells decreases, the number of completion jobs correspondingly decreases. The average cost of a completion typically ranges between $5,000 and $50,000, excluding the costs of parts, services and other vendors at the wellsite.

    PLUGGING AND ABANDONMENT SERVICES. Well service rigs and workover equipment are also used in the process of permanently closing oil and natural gas wells at the end of their productive lives. Plugging and abandonment work can be performed with a well servicing rig along with wireline and cementing equipment. The services generally include the sale or disposal of equipment salvaged from the well as part of the compensation received and require compliance with state regulatory requirements. The demand for oil and natural gas does not significantly affect the demand for plugging and abandonment services, as well operators are required by state regulations to plug a well that it is no longer productive. The need for these services is also driven by lease, and/or operator policy requirements.

OILFIELD TRUCKING

    Key provides liquid/vacuum truck services and fluid transportation and disposal services for operators whose wells produce saltwater and other fluids, in addition to oil and natural gas. These trucks are also utilized in connection with drilling and workover projects, which tend to produce and use large amounts of various oilfield fluids. Key also owns a number of salt water disposal wells. In addition, Key provides haul/ equipment trucks that are used to move large pieces of equipment from one wellsite to the next.

ANCILLARY OILFIELD SERVICES

    Key provides ancillary oilfield services, which include among others: hot oiling; wireline; frac tank rentals; well site construction; roustabout services; fishing and other tool rentals; supplying blowout preventers (BOPs); and foam units and air drilling services. Demand and pricing for these services are generally related to demand for Key's well service and drilling rigs.

CONTRACT DRILLING

    Key provides contract drilling services to major oil companies and independent oil producers onshore the continental United States in the Permian Basin, the Four Corners region, Michigan, the Northeast, and the Rocky Mountains and internationally in Argentina and Ontario, Canada. Drilling services are primarily provided under standard dayrate, footage or turnkey contracts. Drilling rigs vary in size and capability and may include specialized equipment. The majority of Key's drilling rigs are equipped with mechanical power systems and have depth ratings ranging from 4,500 feet to 20,000 feet for an average of approximately 8,700 feet.

OIL AND NATURAL GAS PRODUCTION

    Key is engaged in the production of oil and natural gas in the Permian Basin and Panhandle regions of West Texas through Odessa Exploration. Odessa Exploration manages interests in oil and natural gas producing properties for its own account and for drilling partnerships which it sponsors. Odessa Exploration operates oil and natural gas wells on behalf of over 250 working interest owners as well as for its own account.

                               FOREIGN OPERATIONS

    Key also operates each of its business segments discussed above in Argentina and Ontario, Canada. Key's foreign operations currently own 24 well servicing rigs, 45 oilfield trucks and seven drilling rigs in Argentina and one well servicing rig, two oilfield trucks and three drilling rigs in Ontario, Canada.

                                   CUSTOMERS

    Key's customers include major oil and natural gas production companies, foreign national oil and natural gas production companies and independent oil and gas production companies. No single customer in fiscal 2000 accounted for 10% or more of Key's consolidated revenues.

                     COMPETITION AND OTHER EXTERNAL FACTORS

    Despite the significant consolidation in the domestic well servicing industry, there are several smaller companies that compete in Key's well servicing markets. Nonetheless, Key believes that its performance, equipment, safety, pricing, and availability of equipment to meet customer needs and availability of experienced, skilled personnel is superior to that of its competitors.

    In the well servicing markets, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. In recent years, many of Key's larger customers have placed increased emphasis on the safety records and quality of the crews, equipment and services provided by their contractors. Key has, and will continue to devote substantial resources toward employee safety and training programs. Many of Key's competitors, particularly small contractors, have not undertaken similar training programs for their employees. Management believes that Key's safety record and reputation for quality equipment and service are among the best in the industry.

    Key competes with other regional and national oil and natural gas drilling contractors, some of which have larger rig fleets with greater average depth capabilities and a few that have better capital resources than Key. Management believes that the drilling industry is less consolidated than the well servicing industry, resulting in a drilling market that is more price competitive. Nonetheless, Key believes that it is competitive in terms of drilling performance, equipment, safety, pricing, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those regions in which it operates.

    The need for oilfield services fluctuates, in part, in relation to the demand for oil and natural gas. As demand for those commodities increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the producing efficiency of their wells in a higher priced environment.

                                   EMPLOYEES

    As of June 30, 2000, Key employed approximately 7,436 persons (approximately 7,374 in oilfield and drilling services, nine in oil and natural gas production and 53 in corporate). Key's employees are not represented by a labor union and are not covered by collective bargaining agreements. Key has not experienced work stoppages associated with labor disputes or grievances and consider its relations with its employees to be satisfactory.

                           ENVIRONMENTAL REGULATIONS

    Key's oilfield service operations, oil and natural gas production and drilling activities are subject to various local, state and federal laws and regulations intended to protect the environment. Key's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to Key's operations include those with respect to containment, disposal and controlling the discharge of any hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for Key's acts, which were in compliance with all applicable laws at the times such acts were performed. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on Key's financial condition. From time to time, claims have been made and litigation has been brought against Key under such laws. However, the costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on Key's operations or financial statements in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future. Management believes that it conducts Key's operations in substantial compliance with all material federal, state and local regulations as they relate to the environment. Although Key has incurred certain costs in complying with environmental laws and regulations, such amounts have not been material to Key's financial results during the past three fiscal years.

ITEM 2.  PROPERTIES.

    Key's corporate offices are located in East Brunswick, New Jersey and Midland, Texas. Key leases office space in both locations from independent third parties.

                      WELL SERVICING AND CONTRACT DRILLING

    The following table sets forth the type, number and location of the major equipment owned and operated by Key's oilfield service divisions as of June 30, 2000:

                                                  WELL SERVICE/   OILFIELD   DRILLING
OPERATING DIVISION                                WORKOVER RIGS    TRUCKS      RIGS
------------------                                -------------   --------   --------
DOMESTIC:
  Permian Basin.................................        454          245         0
  Gulf Coast....................................        236          210         2
  Mid-Continent.................................        294          262         0
  Four Corners..................................         70           76        19
  Eastern.......................................         86          236         3
  Rocky Mountain................................        107           11         2
  California....................................        122           24         0
  Key Energy Drilling (Permian Basin)...........          0           41        36

DOMESTIC SUBTOTAL...............................      1,369        1,105        62
INTERNATIONAL:
  Argentina.....................................         28           64         7
  Canada........................................          2            2         4
TOTALS..........................................      1,399        1,171        73

    The Permian Basin Well Servicing division owns 33 and leases ten office and yard locations. The Gulf Coast division owns 16 and leases 18 office and yard locations. The Mid-Continent division owns 25 and leases 28 office and yard locations. The Four Corners division owns seven and leases six office and yard locations. The Eastern division owns four and leases 9 office and yard locations. The Rocky Mountain division owns 17 and leases four office and yard locations. The California division owns one and leases one office and yard locations. The Permian Basin Drilling division owns one and leases two office and yard locations. The Argentina division owns two and leases one office and yard locations. The Canadian operation owns one yard location.

    All operating facilities are metal one story office and/or shop buildings. All buildings are occupied and considered to be in satisfactory condition.

                         OIL AND NATURAL GAS PRODUCTION

    Odessa Exploration's major proved producing properties are located primarily in the Permian Basin area of West Texas and in the Texas Panhandle. Odessa Exploration leases office space in Odessa, Texas.

    As of June 30, 2000, Odessa Exploration owned interests in 515 gross (348 proved developed) oil properties and 53 gross (45 proved developed) gas properties. In March 2000, Odessa Exploration sold a part of its future oil and natural gas production for gross proceeds of $20 million pursuant to an agreement under which the purchaser is entitled to receive a share of the production from certain oil and gas properties in amounts ranging from 3,500 to 10,000 barrels of oil and 58,800 to 122,100 Mmbtu of natural gas per month over a six year period ending February 2006. The total volume of the forward sale is approximately 486,000 barrels of oil and 6.135 million Mmbtus of natural gas. Including sales allocated to this forward sale, during the fiscal year ended June 30, 2000, Odessa Exploration produced and sold 202,770 barrels of oil at an average price of $20.00 per barrel and 1.883 MMcf of natural gas at an average sales price of $2.67 per Mcf. Average production (lifting) costs were approximately $6.60 per barrel of oil equivalent (one barrel of oil equals six thousand cubic feet of natural gas). Excluding volumes allocated to this forward sale, Odessa Exploration had total proved oil and natural gas reserves (developed and undeveloped) as of June 30, 2000 valued at approximately $71,394,308.(1)

ITEM 3.  LEGAL PROCEEDINGS AND OTHER ACTIONS.

    See Note 4 to Consolidated Financial Statements--Commitments and Contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Key's common stock is currently traded on the New York Stock Exchange, under the symbol "KEG". As of June 30, 2000, there were 678 registered holders of 97,209,504 issued and outstanding shares of common stock, including 416,666 shares of common stock held in treasury (96,792,838 net of treasury shares).

    The following table sets forth, for the periods indicated, the high and low sales prices of Key's common stock on the New York Stock Exchange for fiscal 2000 and fiscal 1999, as derived from published sources.

                                                                  HIGH            LOW
                                                              -------------   ------------
Fiscal Year Ending 2000:
  Fourth Quarter............................................    11 7/8          8 1/16
  Third Quarter.............................................    12 1/4          5
  Second Quarter............................................     5 7/8          3 7/8
  First Quarter.............................................  $  5 13/16      $ 3 3/8
Fiscal Year Ending 1999:
  Fourth Quarter............................................     4 1/2          2 15/16
  Third Quarter.............................................     5 5/8          3 1/16
  Second Quarter............................................    11 3/8          3 5/16
  First Quarter.............................................  $ 14 15/16      $ 6 1/8

    There were no dividends paid on Key's common stock during the fiscal years ended June 30, 2000, 1999 or 1998. Key does not intend, for the foreseeable future, to pay dividends on its common stock. In addition, Key is contractually restricted from paying dividends under the terms of its existing credit facilities.

------------------------

    (1) Estimates of Odessa Exploration's proved oil and gas reserves as of June 30, 2000 were prepared by the Company and reviewed by an independent petroleum reservoir engineering firm. Estimates were made in accordance with guidelines established by the Securities and Exchange Commission. Proved oil and gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic conditions, i.e. prices and costs as of the date the estimate is made. Prices utilized reflect consideration of changes in existing prices provided by contractual arrangements, if any, but not of escalations based upon future conditions. The reserve estimates are presented utilizing an average oil price of $31.50 Bbl and an average natural gas price of $4.84 Mcf as of June 30, 2000. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing equipment and operating methods. Proved undeveloped oil and gas reserves are proved reserves that are expected to be recovered from new wells or undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion or secondary or tertiary recovery.

                    RECENT SALES OF UNREGISTERED SECURITIES

    Key did not make any unregistered sales of its securities during the twelve months ended June 30, 2000 that were not previously included in its Quarterly Reports filed for such period.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                           FISCAL YEAR ENDED JUNE 30,
                                                            ---------------------------------------------------------
                                                               2000       1999(1)       1998        1997     1996(1)
                                                            ----------   ----------   ---------   --------   --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues................................................  $  637,732   $  491,817   $ 424,543   $165,773   $ 66,007
  Operating costs:
    Direct costs..........................................     462,386      371,428     293,448    114,598     47,112
    Depreciation, depletion and amortization..............      70,972       62,074      31,001     11,076      4,701
    General and administrative............................      58,772       53,108      38,987     17,447      6,011
    Bad debt expense......................................       1,648        5,928         826         98        131
    Debt issuance costs...................................          --        6,307          --         --         --
    Restructuring charge..................................          --        4,504          --         --         --
    Interest..............................................      71,930       67,401      21,476      7,879      2,477
  Income before income taxes and minority interest........     (27,976)     (78,933)     38,805     14,675      5,575
  Net income..............................................     (18,959)     (53,258)     24,175      9,098      3,586
  INCOME PER COMMON SHARE:
    Basic.................................................  $    (0.23)  $    (1.94)  $    1.41   $   0.81   $   0.46
    Diluted...............................................  $    (0.23)  $    (1.94)  $    1.23   $   0.66   $   0.45
  Average common shares outstanding:
    Basic.................................................      83,815       27,501      17,153     11,216      7,789
    Assuming full dilution................................      83,815       27,501      24,024     17,632      7,941
  Common shares outstanding at period end.................      97,210       82,738      18,267     12,298     10,414
  Market price per common share at period end.............  $     9.64   $     3.56       13.12      17.81       8.19
  Cash dividends paid on common shares....................  $       --   $       --   $      --   $     --   $     --
BALANCE SHEET DATA:
    Cash..................................................  $  109,873   $   23,478   $  25,265   $ 41,704   $  4,211
    Current assets........................................     253,589      132,543     127,557     93,333     27,481
    Property and equipment................................     920,437      871,940     547,537    227,255     96,127
    Property and equipment, net...........................     760,561      769,562     499,152    208,186     87,207
    Total assets..........................................   1,246,265    1,148,138     698,640    320,095    121,722
    Current liabilities...................................      97,624       73,151      48,029     33,142     24,339
    Long-term debt, including current portion.............     666,600      699,978     399,779    174,167     46,825
    Stockholders' equity..................................     382,887      288,094     154,928     73,179     41,624
OTHER DATA:
    Adjusted EBITDA(2)....................................  $  116,574   $   67,281   $  92,108   $ 33,728   $ 12,884
    Net cash (used in) provided by:
      Operating activities................................      37,051      (13,427)     40,925        843      7,121
      Investing activities................................     (37,766)    (294,654)   (306,339)   (80,749)   (13,551)
      Financing Activities................................      87,110      306,294     248,975    117,399      9,366
      Working capital.....................................     155,965       59,392      79,528     60,191      3,142
      Book value per common share(3)......................  $     3.94   $     3.47   $    8.48   $   5.95   $   4.00

------------------------------

(1) THE FINANCIAL DATA FOR THE YEAR ENDED JUNE 30, 1996 INCLUDES THE ALLOCATED PURCHASE PRICE OF WELLTECH EASTERN AND THE RESULTS OF THEIR OPERATIONS, BEGINNING MARCH 27, 1996. THE FINANCIAL DATA FOR THE YEAR ENDED JUNE 30, 1999 INCLUDES THE ALLOCATED PURCHASE PRICE OF DAWSON PRODUCTION
    SERVICES, INC., AND THE RESULTS OF THEIR OPERATIONS BEGINNING SEPTEMBER 15, 1998.

(2) ADJUSTED EBITDA IS NET INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, DEPLETION AND AMORTIZATION, BAD DEBT EXPENSE, DEBT ISSUANCE COSTS CHARGED TO EARNINGS, RESTRUCTURING CHARGE AND EXTRAORDINARY ITEMS. ADJUSTED EBITDA IS PRESENTED BECAUSE OF ITS ACCEPTANCE AS A COMPONENT OF A COMPANY'S POTENTIAL VALUATION IN COMPARISON TO COMPANIES IN THE SAME INDUSTRY AND OF A COMPANY'S ABILITY TO SERVICE OR INCUR DEBT. MANAGEMENT INTERPRETS TRENDS INDICATED BY CHANGES IN ADJUSTED EBITDA AS AN INDICATOR OF THE EFFECTIVENESS OF ITS STRATEGIES IN ACHIEVING REVENUE GROWTH AND CONTROLLING DIRECT AND INDIRECT COSTS OF SERVICES PROVIDED. INVESTORS SHOULD CONSIDER THAT THIS MEASURE DOES NOT TAKE INTO CONSIDERATION DEBT SERVICE, INTEREST EXPENSES, COSTS OF CAPITAL, IMPAIRMENTS OF LONG LIVED ASSETS, DEPRECIATION OF PROPERTY, THE COST OF REPLACING EQUIPMENT OR INCOME TAXES. ADJUSTED EBITDA SHOULD NOT BE CONSIDERED AS AN ALTERNATIVE TO NET INCOME, INCOME BEFORE INCOME TAXES, CASH FLOWS FROM OPERATING ACTIVITIES OR ANY OTHER MEASURE OF FINANCIAL PERFORMANCE PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ADJUSTED EBITDA IS NOT A MEASURE OF FINANCIAL PERFORMANCE UNDER GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND IS NOT INTENDED TO REPRESENT CASH FLOW. ADJUSTED EBITDA MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES OF OTHER COMPANIES.

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

    The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. Please note that certain reclassifications have been made to the fiscal 1999 and 1998 financial data presented below to conform to the fiscal 2000 presentation. The reclassifications consist primarily of reclassifying as drilling revenues and expenses, revenues and expenses from the limited drilling operations conducted by certain of the Company's well servicing divisions that were previously included in well servicing revenues and expenses in order to report the results of all drilling operations separately.

                             RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2000 VERSUS FISCAL YEAR ENDED JUNE 30, 1999

    The Company's results of operations for the year ended June 30, 2000 reflect the impact of the recent industry recovery resulting from increased commodity prices which in turn caused increased demand for the Company's equipment and services during fiscal 2000 (see Part I--Item 1--Major Developments During Fiscal 2000--Industry Recovery). The positive impact of this increased demand on the Company's operating results was partially offset by increased operating expenses incurred as a result of the increase in the Company's business activity.

THE COMPANY

    Revenues for the year ended June 30, 2000 increased $145,915,000, or 29.7%, to $637,732,000 from $491,817,000 in fiscal 1999, while net income for fiscal 2000 increased $34,299,000 to a net loss of $18,959,000 from a net loss of $53,258,000 in fiscal 1999. The increase in revenues is due to improved operating conditions and higher rig hours, the full year effect of the acquisitions completed during the early portion of fiscal 1999 and, to a lesser extent, higher pricing. The decrease in net loss is the result of improved operating conditions, higher pricing, and cost reduction initiatives. In addition, fiscal 1999 included non-recurring charges for debt issuance costs and restructuring initiatives as well as higher bad debt expense.

OPERATING REVENUES

    WELL SERVICING. Well servicing revenues for the year ended June 30, 2000 increased $125,835,000 or 29%, to $559,492,000 from $433,657,000 in fiscal 1999.
The increase was due to increased demand for the Company's well servicing equipment and services, the full year effect of the acquisitions completed during the early portion of fiscal 1999 and, to a lesser extent, higher pricing.

    CONTRACT DRILLING. Contract drilling revenues for the year ended June 30, 2000 increased $17,815,000, or 35.2%, to $68,428,000 from $50,613,000 in fiscal
1999. The increase was due to increased demand for the Company's contract drilling equipment and services, the full year effect of the acquisition completed during the early portion of fiscal 1999 and, to a lesser extent, higher pricing.

    OIL AND NATURAL GAS PRODUCTION. Oil and natural gas production revenues for the year ended June 30, 2000 increased $2,930,000, or 45.3%, to $9,391,000 from
$6,461,000 in fiscal 1999. The increase was due to a 44% increase in the price of oil and gas received on a barrel of oil equivalent (BOE) basis in fiscal 2000 compared to fiscal 1999, partially offset by a 2% decrease in the volume of oil and gas produced on a BOE basis.

OPERATING EXPENSES

    WELL SERVICING. Well servicing expenses for the year ended June 30, 2000 increased $74,975,000, or 23.1%, to $399,940,000 from $324,965,000 in fiscal
1999. The increase in expenses is due to higher utilization of the Company's well servicing equipment, higher labor costs and the overall increase in the Company's well servicing business. Despite the increased costs, well servicing expenses as a percent of well servicing revenues decreased from 74.9% for fiscal 1999 to 71.5% for fiscal 2000. The margin improvement is due to improved operating efficiencies and the effects of higher pricing.

    CONTRACT DRILLING. Contract drilling expenses for the year ended June 30, 2000, increased $14,743,000, or 33.8%, to $58,299,000 from $43,556,000 in fiscal
1999. The increase is due to higher utilization of the Company's contract drilling equipment, higher labor costs and the overall increase in the Company's contract drilling business. Despite the increased costs, contract drilling expenses as a percentage of contract drilling revenues decreased from 86.1% in fiscal 1999 to 85.2% in fiscal 2000. The margin improvement is due to improved operating efficiencies and the effects of higher pricing.

    OIL AND NATURAL GAS PRODUCTION. Oil and natural gas production expenses for the year ended June 30, 2000, increased $1,240,000, or 42.7%, to $4,147,000 from
$2,907,000 in fiscal 1999. The increase is due to higher production costs partially offset by lower production. Oil and natural gas production costs increased from $5.50 per BOE in fiscal 1999 to $6.60 per BOE in fiscal 2000. The increase in cost per BOE is primarily due to increased costs incurred in bringing previously dormant wells back into production.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

    The Company's depreciation, depletion and amortization expense for the year ended June 30, 2000 increased $8,898,000, or 14.3%, to $70,972,000 from
$62,074,000 in fiscal 1999. The increase is due to higher capital expenditures incurred during fiscal 2000 as the Company refurbished equipment and increased utilization of its contract drilling equipment (which it depreciates based on utilization).

GENERAL AND ADMINISTRATIVE EXPENSES

    The Company's general and administrative expenses for the year ended June 30, 2000 increased $5,664,000, or 10.7%, from $53,108,000 to $58,772,000 in fiscal 2000. The increase was due to higher administrative costs necessitated by the growth of the Company's operations as a result of the fiscal 1999 acquisitions and improved industry conditions. Despite the increased costs, general and administrative expenses as a percentage of total revenues declined from 10.8% in fiscal 1999 to 9.2% in fiscal 2000.

INTEREST EXPENSE

    The Company's interest expense for the year ended June 30, 2000 increased $4,529,000, or 6.7%, to $71,930,000 from $67,401,000 in fiscal 1999. The increase was primarily due to the full year effect of the debt incurred in connection with the acquisitions completed during the early portion of fiscal 1999, and, to a lesser extent, higher interest rates during fiscal 2000 partially offset by the impact of the long-term debt reduction during fiscal 2000.

BAD DEBT EXPENSE

    The Company's bad debt expense for the year ended June 30, 2000 decreased $4,280,000, or 72.2%, to $1,648,000 from $5,928,000 in fiscal 1999. The decrease was primarily due to improved industry conditions for Key's customers and, to a lesser extent, the centralization of the Company's internal credit approval process.

EXTRAORDINARY GAIN

    During the fourth quarter of fiscal 2000, the Company repurchased $10,190,000 of its 5% Convertible Subordinated Notes which resulted in an after-tax gain of $1,611,000.

INCOME TAXES

    The Company's income tax benefit for the year ended June 30, 2000 decreased $18,269,000 to $7,406,000 from $25,675,000 in fiscal 1999. The decrease in income tax benefit is due to the decrease in pretax loss. The Company's effective tax benefit rate for fiscal 2000 and 1999 was 26.5% and 32.5%, respectively. The fiscal 2000 effective tax benefit rate is different from the statutory rate of 35% because of the disallowance of certain goodwill amortization and other non-deductible expenses. The decrease in the fiscal 2000 effective tax benefit rate was due to an increase in the amount of disallowed items primarily as a result of the full year effect of the goodwill amortization of the acquisitions completed during the early portion of fiscal 1999. The Company does not expect to be required to remit significant federal income taxes for the next few fiscal years because of the availability of net operating loss carryforwards from fiscal 2000 and previous years.

CASH FLOW

    The Company's net cash provided by operating activities for the year ended June 30, 2000 increased $50,478,000 to a positive $37,051,000 from a negative $13,427,000 in fiscal 1999. The increase is due to higher revenues resulting from increased demand for the Company's equipment and services, the full year effect of the acquisitions completed during the early portion of fiscal 1999 and, to a lesser extent, higher pricing, partially offset by higher operating and general and administrative expenses resulting from increased business activity.

    The Company's net cash used in investing activities for the year ended June 30, 2000 decreased $256,888,000, or 87.2%, to $37,766,000 from $294,654,000 in fiscal 1999. The decrease is due to no acquisitions having occurred during fiscal 2000 partially offset by higher capital expenditures.

    The Company's net cash provided by financing activities for the year ended June 30, 2000 decreased $219,184,000, or 71.6%, to $87,110,000 from $306,929,000 in fiscal 1999. The decrease is primarily the result of significantly decreased borrowings during fiscal 2000 and, to a lesser extent, the repayment of long-term debt partially offset by proceeds from the Equity Offering and the Production Payment.

FISCAL YEAR ENDED JUNE 30, 1999 VERSUS FISCAL YEAR ENDED JUNE 30, 1998

    The Company's results of operations for the year ended June 30, 1999 reflect the impact of a significant and unprecedented decline in demand for the Company's equipment and services in all of the Company's lines of business experienced from December 1998 to March 1999. The Company believes that the decline in demand for its equipment and services during fiscal 1999 was due solely to the adverse impact on its customers' capital spending caused by a decline in oil prices to a twelve-year low of below $11.00 per barrel in December 1998, and, to a lesser extent, a significant decline in natural gas prices (see Part I--Item 1--Major Developments During Fiscal 2000--Industry Recovery). Near the beginning of this decline, during the first four months of fiscal 1999, the Company completed seven acquisitions. While the positive impact of these fiscal 1999 acquisitions (as well as the impact of a full 12 months of the prior fiscal year's acquisitions) on the Company's revenues compensated for the negative revenue impact of the decline in business, the acquisitions could not compensate for and could only partially offset the Company's decline in net income (see Note 3 to Consolidated Financial Statements--Business and Property Acquisitions).

THE COMPANY

    Revenues for the year ended June 30, 1999 increased $67,274,000, or 15.8%, to $491,817,000 in fiscal 1999 from $424,543,000 in fiscal 1998, while net income for fiscal 1999 decreased $77,433,000 to a net loss of $53,258,000 in fiscal 1999, from a positive $24,175,000 in fiscal 1998. The increase in revenues was primarily due to well servicing and contract drilling acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999, partially offset by a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999. The decrease in net income is due to the decline in equipment utilization and, to a lesser extent, pricing of oilfield services during most of fiscal 1999 and the existence of a high level of fixed costs and expenses, including depreciation, depletion and amortization, general and administrative, and interest. In addition, fiscal 1999 included charges for bad debt expense, debt issuance costs and restructuring that were far greater than such charges taken during fiscal 1998.

OPERATING REVENUES

    WELL SERVICING. Well servicing revenues for the year ended June 30, 1999 increased $77,419,000 or 21.7%, to $433,657,000 in fiscal 1999 from $356,238,000 in fiscal 1998. The increase in revenues was primarily due to acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999 partially offset by a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999.

    CONTRACT DRILLING. Revenues from contract drilling activities for the year ended June 30, 1999 decreased $7,586,000, or 13%, to $50,613,000 in fiscal 1999 from $58,199,000 in fiscal 1998. The decrease in revenues was primarily due to a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999 partially offset by acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999.

    OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities for the year ended June 30, 1999 decreased $569,000, or 8%, to $6,461,000 in fiscal 1999 from $7,030,000 in fiscal 1998. The decrease in revenues was primarily due to a 21% decrease in the price of oil and gas received on a barrel of oil equivalent ("BOE") basis in fiscal 1999, compared to fiscal 1998, partially offset by a 16% increase, from fiscal 1998 to fiscal 1999, in the volume of oil and gas produced on a BOE basis.

OPERATING EXPENSES

    WELL SERVICING. Well servicing expenses for the year ended June 30, 1999 increased $77,360,000, or 31.2%, to $324,965,000 in fiscal 1999 from
$247,605,000 in fiscal 1998. The increase was primarily due to acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999 partially offset by a significant decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999. Well servicing expenses, as a percentage of well servicing revenue, increased to 75% for fiscal 1999 from 69.5% for fiscal 1998. The increase was due to a shift in revenue mix from higher margin, higher priced well services to lower margin, lower priced well services, reduced pricing for well services, and a lag in reducing costs in response to declines in utilization and revenues.

    CONTRACT DRILLING. Expenses related to contract drilling activities for the year ended June 30, 1999 increased $696,000, or 1.6%, from $42,860,000 in fiscal 1998 to $43,556,000 in fiscal 1999. The increase was primarily due to acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999 offset by a decline in equipment utilization and, to a lesser extent, pricing of oilfield services throughout fiscal 1999. Contract drilling expenses, as a percentage of contract drilling revenues, increased to 86.1% in fiscal 1999 from 73.6% in fiscal 1998. The increase was due to reduced pricing for contract drilling and a lag in reducing costs in response to declines in utilization and revenues.

    OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities for the year ended June 30, 1999 decreased $76,000, or 3%, to $2,907,000 in fiscal 1999 from $2,983,000 in fiscal 1998. Oil and natural gas production costs decreased to $5.50 per BOE in fiscal 1999 from $6.55 per BOE in fiscal 1998. The decrease per BOE is primarily due to an increase in gas production as compared to oil production, from the prior year, resulting from to an acquisition of natural gas properties during the latter portion of fiscal 1998 and development drilling of natural gas wells during fiscal 1998 and the early portion of fiscal 1999.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

    The Company's depreciation, depletion and amortization expense for the year ended June 30, 1999 increased $31,073,000, or 100%, to $62,074,000 in fiscal
1999 from $31,001,000 in fiscal 1998. The increase is primarily due to an increase in oilfield service depreciation resulting from the well servicing and contract drilling acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999.

GENERAL AND ADMINISTRATIVE EXPENSES

    The Company's general and administrative expenses for the year ended June 30, 1999 increased $14,121,000, or 36%, to $53,108,000 in fiscal 1999 from
$38,987,000 in fiscal 1998. The increase was primarily due to well servicing and contract drilling acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999.

INTEREST EXPENSE

    The Company's interest expense for the year ended June 30, 1999 increased $45,925,000, or 214%, to $67,401,000 in fiscal 1999 from $21,476,000 in fiscal
1998. The increase was primarily due to additional debt incurred in connection with the well servicing and contract drilling acquisitions completed during the latter portion of fiscal 1998 and the early portion of fiscal 1999 and, to a lesser extent, higher interest rates and amortization of additional debt issuance costs (see Note 5 to Consolidated Financial Statements--Long Term
Debt).

BAD DEBT EXPENSE

    The Company's bad debt expense for the year ended June 30, 1999 increased $5,102,000, or 618%, to $5,928,000 in fiscal 1999 from $826,000 in fiscal 1998.
The increase was primarily due to the significant decline in commodity prices and a corresponding deterioration in market conditions in fiscal 1999 causing a small number of the Company's customers to become insolvent.

DEBT ISSUANCE COSTS

    During fiscal 1999, the Company recorded an expense of $6,307,000, which represented the write-off of debt issuance costs. The debt issuance costs were associated with the Company's bridge loan which was subsequently repaid using the proceeds from the Company's private offering of 14% Senior Subordinated Notes.

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

INCOME TAXES

    The Company's income tax expense for the year ended June 30, 1999 decreased $40,305,000 to a benefit of $25,675,000 in fiscal 1999 from an expense of $14,630,000 in fiscal 1998. The decrease in income taxes is due to the decrease in pretax income. The Company's effective tax benefit rate for fiscal 1999 and the Company's effective tax rate for fiscal 1998 was 32.5% and 37.7%, respectively. The fiscal 1999 effective tax benefit rate is different from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company does not expect to be required to remit federal income taxes for the next few fiscal years because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

CASH FLOW

    The Company's net cash provided by operating activities for the year ended June 30, 1999 decreased $54,352,000 to a negative $13,427,000 in fiscal 1999 from a positive $40,925,000 in fiscal 1998. The decrease is primarily due to the decline in equipment utilization and, to a lesser extent, pricing of oilfield services during throughout fiscal 1999 and the existence of a high level of fixed costs, including general and administrative expenses and interest.

    The Company's net cash used in investing activities for the year ended June 30, 1999 decreased $11,685,000, or 4%, to $294,654,000 in fiscal 1999 from
$306,339,000 in fiscal 1998. The decrease is primarily due to decreased capital expenditures resulting from reduced equipment utilization.

    The Company's net cash provided by financing activities for the year ended June 30, 1999 increased $57,319,000 or 23%, to $306,294,000 in fiscal 1999 from
$248,975,000 in fiscal 1998. The increase is primarily the result of proceeds from borrowings and the Equity Offering.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents increased $86.4 million, or 368%, to $109.9 million as of June 30, 2000, from $23.5 million as of June 30, 1999.

    The Company projects approximately $45 million for capital expenditures for fiscal 2001 as compared to $38 million and $31.3 million in fiscal 2000 and 1999, respectively. The Company expects to finance its capital expenditures using net cash provided by operating activities and available credit. The Company believes that its cash flow and, to the extent required, borrowings under the Credit Agreement, will be sufficient to fund such expenditures.

LONG-TERM DEBT

    Other than capital lease obligations and miscellaneous notes payable, as of June 30, 2000, the Company's long-term debt was comprised of (i) a senior credit facility, (ii) a series of 14% Senior

Subordinated Notes Due 2009, (iii) a series of 5% Convertible Subordinated Notes Due 2004, (iv) a series of 7% Convertible Subordinated Debentures Due 2003, and
(v) a series of 9 3/8% Senior Notes Due 2007.

SENIOR CREDIT FACILITY

    In connection with the acquisition of Dawson Production Services, Inc. ("Dawson") the Company entered into a $550,000,000 Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, among the Company, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent,
PNC Capital Markets, Inc., as Arranger, and the other lenders named from time to time parties thereto (as subsequently amended, the "Credit Agreement").

    The Credit Agreement provides for a senior credit facility consisting of $150 million in revolving loans, $150 million in Tranche A term loan and $200 million in Tranche B term loan. In addition, up to $20 million of letters of credit can be issued under the Credit Agreement, but any outstanding letters of credit reduces borrowing availability under the revolving loans. The Tranche A term loan matures in sixteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 4% for installments 1-4, 6% for installments 5-8, 7% for installments 9-12 and 8% for installments 13-16. The Tranche B term loan matures in nineteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 0.25% for installments 1-16, 24% for installments 17-18 and 48% for the final installment. The commitment to make revolving loans will be reduced to $125 million and $100 million on September 14, 2001 and September 14, 2002 respectively. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date.

    The revolving loans and the Tranche A term loan bear interest at rates based upon, at the Company's option, either the prime rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar rate plus a margin ranging from 2.25% to 3.50%, in each case depending upon the ratio of the Company's total debt (less cash on hand over $5 million) to the Company's trailing 12-month EBITDA, as adjusted. The Tranche B term loan bears interest at rates based upon, at the Company's option, either the prime rate plus 2.50% or a Eurodollar rate plus 4.00%. The Company pays commitment fees on the unused portion of the revolving loan at a varying rate (depending upon the pricing ratio) of between 0.25% and 0.50%.

    During fiscal 2000, the Company repaid approximately $22.2 million under the term loans while increasing net borrowings under the revolver by $3 million. As a result, at June 30, 2000, the principal amount outstanding under (i) the Tranche A term loan was approximately $23 million, (ii) the Tranche B term loan was approximately $176 million and (iii) the revolver was approximately
$93 million. Additionally, at June 30, 2000, the Company had outstanding letters of credit totaling approximately $15 million related to its workman's compensation insurance.

    Since June 30, 2000, a portion of the net proceeds from the Equity Offering (see Note 10 to the Consolidated Financial Statements--Stockholders' Equity) was used to repay the entire outstanding balance of the Tranche A term loan, and $2.3 million of the Tranche B term loan, reducing the principal amount outstanding under the Tranche B term loan to approximately $174 million. The Tranche B term loan prepayments were applied to reduce mandatory repayment installments of the Tranche B term loan pro rata, thereby equally reducing all amortization payments without altering the amortization schedule. In addition $65 million of the net proceeds from the Equity Offering was used to repay a portion of the senior credit facility revolver reducing the amount outstanding under the revolver immediately thereafter to approximately $28 million. The remainder of the net proceeds of the Equity Offering was used to retire other long term debt. The principal amount outstanding under the revolver has since been further reduced to $23 million as of September 28, 2000.

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

    The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 14% Senior Subordinated Notes were issued, includes borrowings under the Credit Agreement and the Dawson 9 3/8% Senior Notes.

    At June 30, 2000, $150,000,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year. Interest of approximately $10,092,000 and $10,500,000 was paid on July 15, 1999 and January 15, 2000, respectively. As of June 30, 2000, 52,000 Unit Warrants had been exercised, producing approximately $3.7 million of proceeds to the Company and leaving 98,000 Unit Warrants outstanding.

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

    During the quarter ended June 30, 2000, the Company repurchased (and canceled) $10,190,000 principal amount of the 5% Convertible Subordinated Notes, leaving $205,810,000 principal amount of the 5% Convertible Subordinated Notes outstanding at June 30, 2000. Since June 30, 2000, the Company repurchased (and canceled) an additional $10,196,000 principal amount of the 5% Convertible Subordinated Notes, leaving $195,614,000 outstanding as of September 28, 2000. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15. Interest of approximately $5.4 million was paid on September 15, 1999 and March 15, 2000.

7% CONVERTIBLE SUBORDINATED DEBENTURES

    In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures") pursuant to Rule 144A under the Securities Act. The 7% Convertible Subordinated Debentures are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 7% Convertible Subordinated Debentures were issued, includes borrowings under the Credit Agreement, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes.

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

    During fiscal 2000, $3,600,000 in principal amount of the 7% Convertible Subordinated Debentures was converted into 369,229 shares of the Company's common stock. An additional 11,261 shares of common stock were issued representing 100% of the interest otherwise payable from January 1, 2000 through July 1, 2000. The additional 11,261 shares of common stock, representing 100% of the interest otherwise payable from January 1, 2000 through July 1, 2000, are included in equity. In addition, the proportional amount of unamortized debt issuance costs associated with the converted 7% Convertible Subordinated Debentures was charged to additional paid-in capital at the time of conversion.

    At June 30, 2000, $1,000,000 principal amount of the 7% Convertible Subordinated Debentures remained outstanding. On August 31, 2000, $985,000 principal amount of the 7% Convertible Subordinated Debentures were surrendered for conversion by the holders thereof and 101,025 shares of common stock were issued on September 1, 2000. On September 1, 2000, the remaining $15,000 principal amount of the outstanding 7% Convertible Subordinated Debentures was redeemed at 103% of the principal amount plus accrued interest, leaving none outstanding as of September 28, 2000. Interest on the 7% Convertible Subordinated Debentures was payable on January 1 and July 1 of each year. Interest of approximately $161,000 was paid on July 1, 1999 and January 1, 2000.

DAWSON 9 3/8% SENIOR NOTES

    As the result of the Dawson acquisition, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., as trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. Most of the Company's subsidiaries guaranteed those obligations and the senior notes due 2007 (the "Dawson 9 3/8% Senior Notes") issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Credit Agreement. On November 17, 1998 the Company completed a cash tender offer to purchase the full $140,000,000 outstanding principal amount of Dawson
9 3/8% Senior Notes
at 101% of the aggregate principal amount of the notes, using borrowings under the Credit Agreement. Under the tender offer, $138,594,000 in principal amount of the Dawson 9 3/8% Senior Notes was redeemed and a premium of $1,386,000 was paid. In addition, accrued interest of $4,078,000 was paid at redemption.

    At June 30, 1999, $1,406,000 principal amount of the Dawson 9 3/8% Notes remained outstanding. During the quarter ended June 30, 2000, the Company repurchased $300,000 principal amount of the Dawson 9 3/8% Senior Notes, leaving $1,106,000 principal amount of the Dawson 9 3/8% Senior Notes outstanding at June 30, 2000. Since June 30, 2000, the Company repurchased an additional $800,000 principal amount of the Dawson 9 3/8% Senior Notes, leaving $306,000 principal amount outstanding as of September 28, 2000. Interest on the Dawson
9 3/8% Senior Notes is payable on February 1 and August 1 of each year. Interest of approximately $65,906 was paid on August 1, 1999 and February 1, 2000.

                 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    The Financial Accounting Standards Board has recently issued the following accounting standard which will be adopted by Key in the future.

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which, as amended, is effective for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. Key will adopt this statement effective July 1, 2000. The oil and gas collars currently in place will be marked to market through the income statement until such time as they are documented as hedges.

                       IMPACT OF INFLATION ON OPERATIONS

    Management is of the opinion that inflation has not had a significant impact on Key's business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

    The primary objective of the following information is to provide forward-looking quantitative and qualitative information about Key's potential exposure to market risks. The term "market risk" refers to the risk of loss arising from adverse changes in foreign currency exchange risk, interest rates and oil and natural gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how Key views and manages its ongoing market risk exposures.

                               INTEREST RATE RISK

    At June 30, 2000, Key had long-term debt outstanding of $666,600,000. Of this amount, $352,741,000 or 53%, bears interest at fixed rates as follows:

                                                               (000'S)
                                                              BALANCE AT
                                                               6/30/00
                                                              ----------
5% Convertible Subordinated Notes Due 2004..................   $205,810
14% Senior Subordinated Notes Due 2009......................    143,650
7% Convertible Subordinated Debentures Due 2003.............      1,000
Dawson 9 3/8% Senior Notes Due 2007.........................      1,106
Other (rates generally ranging from 8.0% to 8.5%)...........      1,175
                                                               --------
                                                               $352,741
                                                               ========

    The remaining $313,859,000 of debt outstanding as of June 30, 2000 bears interest at floating rates which averaged approximately 10.01% at June 30, 2000. A 10% increase in short-term interest rates on the floating-rate debt outstanding at June 30, 2000 would equal approximately 100 basis points. Such an increase in interest rates would increase Key's fiscal 2001 interest expense by approximately $3.1 million assuming borrowed amounts remain outstanding.

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

                              COMMODITY PRICE RISK

    Key's major market risk exposure for its oil and natural gas production operations is in the pricing applicable to its oil and natural gas sales. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production has been volatile and unpredictable for several years.

    Key periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through commodity option or collar contracts. Key pays a premium for its option contracts. Such premiums are amortized to oil and natural gas revenues over the life of the related option contracts. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage Key's exposure to oil and natural gas price fluctuations. Realized gains from the settlement of these financial hedging instruments are recognized in oil and natural gas sales when the associated production occurs. The gains and losses realized as a result of these hedging activities are substantially offset in the cash market when the hedged commodity is delivered.

    As of June 30, 2000, Key had oil and gas price collars in place, which represented 9,000 barrels of oil production per month and approximately 70,000 Mmbtu of gas production per month. The total fiscal 2000 hedged oil and natural gas volumes represent approximately 46% and 40%, respectively, of expected calendar year total production. A 10% increase in the index price of oil or gas from their levels at June 30, 2000 would have no impact on the Company's net assets, net earnings or cash flows (as derived from commodity option contracts).

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Presented herein are the consolidated financial statements of Key Energy Services, Inc. as of June 30, 2000 and 1999 and the years ended June 30, 2000, 1999 and 1998.

    Also included is the report of KPMG LLP, independent certified public accountants, on such consolidated financial statements as of June 30, 2000 and 1999 and for the years ended June 30, 2000, 1999 and 1998.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Consolidated Balance Sheets.................................     25

Consolidated Statements of Operations.......................     26

Consolidated Statements of Comprehensive Income.............     27

Consolidated Statements of Cash Flows.......................     28

Consolidated Statements of Stockholders' Equity.............     29

Notes to Consolidated Financial Statements..................     30

Independent Auditors' Report................................     58

                           KEY ENERGY SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 2000    JUNE 30, 1999
                                                              --------------   --------------
                                                              (THOUSANDS, EXCEPT SHARE DATA)
                                           ASSETS
Current assets:
  Cash......................................................    $  109,873       $   23,478
  Accounts receivable, net of allowance for doubtful
    accounts ($3,189--2000, $6,790--1999)...................       123,203           91,998
  Inventories...............................................        10,028           12,742
  Income taxes receivable...................................         5,588              916
  Prepaid expenses and other current assets.................         4,897            3,409
                                                                ----------       ----------
Total current assets........................................       253,589          132,543
                                                                ----------       ----------
Property and equipment:
  Well servicing equipment..................................       670,392          655,578
  Contract drilling equipment...............................       105,454           88,766
  Motor vehicles............................................        55,011           45,133
  Oil and gas properties and other related equipment,
    successful efforts method...............................        43,855           42,925
  Furniture and equipment...................................        11,013            8,452
  Buildings and land........................................        34,712           31,086
                                                                ----------       ----------
Total property and equipment................................       920,437          871,940

Accumulated depreciation & depletion........................      (159,876)        (102,378)
                                                                ----------       ----------
Net property and equipment..................................       760,561          769,562
                                                                ----------       ----------
  Goodwill, net.............................................       198,633          205,423
  Deferred costs, net.......................................        18,855           23,779
  Notes receivable--related parties.........................         5,150            2,835
  Other assets..............................................         9,477           13,996
                                                                ----------       ----------
Total assets................................................    $1,246,265       $1,148,138
                                                                ==========       ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   35,801       $   18,527
  Other accrued liabilities.................................        26,398           25,291
  Accrued interest..........................................        15,994           13,079
  Current portion of long-term debt.........................        14,655           16,254
  Current portion of deferred revenue.......................         4,776               --
                                                                ----------       ----------
Total current liabilities...................................        97,624           73,151
                                                                ----------       ----------
Long-term debt, less current portion........................       651,945          683,724
Deferred revenue, less current portion......................        12,255               --
Non-current accrued expenses................................         1,847            1,739
Deferred tax liability......................................        99,707          101,430
Commitments and contingencies...............................
Stockholders' equity:
  Common stock, $.10 par value; 100,000,000 shares
    authorized, 97,209,504 and 83,155,072 shares issued, at
    June 30, 2000 and June 30, 1999, respectively...........         9,723            8,317
  Additional paid-in capital................................       413,962          301,615
  Treasury stock, at cost; 416,666 shares at June 30, 2000
    and June 30, 1999.......................................        (9,682)          (9,682)
  Accumulated other comprehensive income....................             8                9
  Retained earnings (deficit)...............................       (31,124)         (12,165)
                                                                ----------       ----------
Total stockholders' equity..................................       382,887          288,094
                                                                ----------       ----------
Total liabilities and stockholders' equity..................    $1,246,265       $1,148,138
                                                                ==========       ==========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Well servicing............................................   $559,492     $433,657     $356,238
  Contract drilling.........................................     68,428       50,613       58,199
  Oil and gas production....................................      9,391        6,461        7,030
  Other, net................................................        421        1,086        3,076
                                                               --------     --------     --------
                                                                637,732      491,817      424,543
                                                               --------     --------     --------

COSTS AND EXPENSES:
  Well servicing............................................    399,940      324,965      247,605
  Contract drilling.........................................     58,299       43,556       42,860
  Oil and gas production....................................      4,147        2,907        2,983
  Depreciation, depletion and amortization..................     70,972       62,074       31,001
  General and administrative................................     58,772       53,108       38,987
  Bad debt expense..........................................      1,648        5,928          826
  Debt issuance costs.......................................         --        6,307           --
  Interest..................................................     71,930       67,401       21,476
  Corporate restructuring...................................         --        4,504           --
                                                               --------     --------     --------
                                                                665,708      570,750      385,738

Income (loss) before income taxes...........................    (27,976)     (78,933)      38,805
                                                               --------     --------     --------
Income tax benefit (expense)................................      7,406       25,675      (14,630)
                                                               --------     --------     --------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN.....................   $(20,570)    $(53,258)    $ 24,175
Extraordinary gain on extinguishment of debt, less
  applicable income taxes of $580 (See Note 5)..............      1,611           --           --
                                                               --------     --------     --------

NET INCOME (LOSS)...........................................   $(18,959)    $(53,258)    $ 24,175
                                                               ========     ========     ========

EARNINGS (LOSS) PER SHARE:

  Basic--before extraordinary gain..........................   $  (0.25)    $  (1.94)    $   1.41
  Extraordinary gain, net of tax............................       0.02           --           --
                                                               --------     --------     --------
  Basic--after extraordinary gain...........................   $  (0.23)    $  (1.94)    $   1.41
                                                               ========     ========     ========

  Diluted--before extraordinary gain........................   $  (0.25)    $  (1.94)    $   1.23
  Extraordinary gain, net of tax............................       0.02           --           --
                                                               --------     --------     --------
  Diluted--after extraordinary gain.........................   $  (0.23)    $  (1.94)    $   1.23
                                                               ========     ========     ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................     83,815       27,501       17,153
  Diluted...................................................     83,815       27,501       24,024

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                       (THOUSANDS)
NET INCOME (LOSS)...........................................  $(18,959)  $(53,258)  $24,175

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains on available-for-sale securities, net of
    tax.....................................................        --         --     1,525
  Reversal of unrealized gains on available-for-sale
    securities, net of tax..................................        --     (1,525)       --
  Foreign currency translation gain (loss), net of tax......        (1)         9        --
                                                              --------   --------   -------

COMPREHENSIVE INCOME (LOSS), NET OF TAX.....................  $(18,960)  $(54,774)  $25,700
                                                              ========   ========   =======

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2000       1999        1998
                                                              --------   ---------   ---------
                                                                        (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income/(loss).........................................  $(18,959)  $ (53,258)  $  24,175
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO NET
    CASH PROVIDED BY (USED IN) OPERATIONS:
  Depreciation, depletion and amortization..................    70,972      62,074      31,001
  Bad debt expense..........................................     1,648       5,928         826
  Amortization of deferred debt costs.......................     5,919       5,216       2,459
  Restructuring charge......................................        --         233          --
  Deferred income taxes.....................................    (1,818)    (25,675)      7,287
  (Gain) loss on sale of assets.............................        25         111        (189)
  Other non-cash items......................................        --          13       1,313
  CHANGE IN ASSETS AND LIABILITIES NET OF EFFECTS FROM THE
    ACQUISITIONS:
    (Increase) decrease in accounts receivable..............   (32,853)      9,741      (3,999)
    (Increase) decrease in other current assets.............    (5,483)       (432)     (4,051)
    Increase (decrease) in accounts payable, accrued
      interest and accrued expenses.........................    18,875     (17,378)    (17,897)
    Other assets and liabilities............................    (1,275)         --          --
                                                              --------   ---------   ---------
  Net cash provided (used) by operating activities..........    37,051     (13,427)     40,925
                                                              --------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures--well servicing......................   (26,469)    (26,776)    (44,284)
  Capital expenditures--contract drilling...................    (8,282)     (1,063)     (5,385)
  Capital expenditures--oil and gas.........................      (917)       (287)     (7,849)
  Capital expenditures--other...............................    (2,505)     (3,181)     (1,748)
  Proceeds from sale of fixed assets........................     2,722       7,110       1,279
  Notes receivable from related parties.....................    (2,315)     (2,835)         --
  Cash received in acquisitions.............................        --      27,008       2,903
  Acquisitions--well servicing..............................        --    (292,638)   (172,536)
  Acquisitions--contract drilling...........................        --          --     (49,440)
  Acquisitions--oil and gas.................................        --          --      (9,298)
  Acquisitions--minority interest...........................        --          --      (3,426)
  Purchase of marketable equity securities..................        --          --      (9,979)
  Other assets and liabilities..............................        --      (1,992)     (6,576)
                                                              --------   ---------   ---------
  Net cash from (used) in investing activities..............   (37,766)   (294,654)   (306,339)
                                                              --------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and capital lease
    obligations.............................................   (53,268)   (487,376)   (237,424)
  Borrowings under line-of-credit...........................    12,000     328,411     280,770
  Proceeds from equity offering, net of expenses............   100,571     180,441          --
  Purchase of treasury stock................................        --          --      (9,682)
  Proceeds from long-term debt..............................        --     142,566     216,000
  Proceeds paid for debt issuance costs.....................        --     (15,274)     (9,270)
  Proceeds from other long-term debt........................        --     150,000       3,316
  Proceeds from forward sale, net of expenses...............    18,236          --          --
  Proceeds from stock option warrants.......................        --       7,434          --
  Proceeds from warrants exercised..........................     8,473          --       4,223
  Proceeds from stock options exercised.....................     1,098          92       1,042
                                                              --------   ---------   ---------
  Net cash provided by (used in) financing activities.......    87,110     306,294     248,975
                                                              --------   ---------   ---------
  Net increase (decrease) in cash...........................    86,395      (1,787)    (16,439)
  Cash at beginning of period...............................    23,478      25,265      41,704
                                                              --------   ---------   ---------
  Cash at end of period.....................................  $109,873   $  23,478   $  25,265
                                                              ========   =========   =========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (THOUSANDS)

                                        COMMON STOCK                                           ACCUMULATED
                                    --------------------   ADDITIONAL                             OTHER
                                     NUMBER      AMOUNT     PAID-IN     TREASURY   RETAINED   COMPREHENSIVE
                                    OF SHARES    AT PAR     CAPITAL      STOCK     EARNINGS      INCOME        TOTAL
                                    ---------   --------   ----------   --------   --------   -------------   --------
  BALANCE AT JUNE 30, 1997........   12,298      $1,230     $ 55,031         --    $ 16,918           --      $ 73,179
                                     ------      ------     --------    -------    --------      -------      --------

  Issuance of common stock for
    acquisition of assets.........      225          22        5,912         --          --           --         5,934
  Issuance of common stock for
    acquisition of companies......      340          34        7,895         --          --           --         7,929
  Exercise of warrants............      609          61        4,162         --          --           --         4,223
  Exercise of options.............      209          21        1,021         --          --           --         1,042
  Conversion of 7% Debentures.....    5,062         506       45,282         --          --           --        45,788
  Purchase of treasury stock......       --          --           --     (9,682)         --           --        (9,682)
  Mark-to-market of available for
    sale securities, net of tax...       --          --           --         --          --        1,525         1,525
  Other...........................      (58)         (6)          --         --          --           --            (6)
  Net income (loss)...............       --          --           --         --      24,175           --        24,175
                                     ------      ------     --------    -------    --------      -------      --------
  BALANCE AT JUNE 30, 1998........   18,685      $1,868     $119,303    $(9,682)   $ 41,093      $ 1,525      $154,107
                                     ------      ------     --------    -------    --------      -------      --------

  Reversal of unrealized gain on
    available for sale
    securities....................       --          --           --         --          --       (1,525)       (1,525)
  Foreign currency translation
    adjustment, net of tax........       --          --           --         --          --            9             9
  Issuance of warrants with 14%
    Notes.........................       --          --        7,434         --          --           --         7,434
  Issuance of common stock in
    equity offering, net of
    offering costs................   64,245       6,425      174,016         --          --           --       180,441
  Issued to lender in lieu of
    fee...........................      200          20          980         --          --           --         1,000
  Exercise of options.............       15           2           92         --          --           --            94
  Other...........................       10           2         (210)        --          --           --          (208)
  Net income (loss)...............       --          --           --         --     (53,258)          --       (53,258)
                                     ------      ------     --------    -------    --------      -------      --------
  BALANCE AT JUNE 30, 1999........   83,155      $8,317     $301,615    $(9,682)   $(12,165)     $     9      $288,094
                                     ------      ------     --------    -------    --------      -------      --------

  Foreign currency translation
    adjustment, net of tax........       --          --           --         --          --           (1)           (1)
  Exercise of warrants............    2,431         243        8,230         --          --           --         8,473
  Exercise of options.............      241          24        1,074         --          --           --         1,098
  Conversion of 7% Debentures.....      380          38        3,568         --          --           --         3,606
  Issuance of common stock in
    equity offering, net of
    offering costs................   11,000       1,100       99,471         --          --           --       100,571
  Other...........................        3           1            4         --          --           --             5
  Net income (loss)...............       --          --           --         --     (18,959)          --       (18,959)
                                     ------      ------     --------    -------    --------      -------      --------
  BALANCE AT JUNE 30, 2000........   97,210      $9,723     $413,962    $(9,682)   $(31,124)     $     8      $382,887
                                     ======      ======     ========    =======    ========      =======      ========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2000, 1999 AND 1998

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,400 well service rigs and 1,200 oilfield trucks as of June 30, 2000. The Company provides a complete range of well services to major and independent oil and natural gas producing companies, including: rig-based well maintenance, workover, completion, and recompletion services (including horizontal recompletions); oilfield trucking; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas, and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Ontario, Canada. The Company is also a leading onshore drilling contractor, with 73 land drilling rigs as of June 30, 2000. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin and Texas Panhandle.

BASIS OF PRESENTATION

    The Company's consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The accounting policies presented below have been followed in preparing the accompanying consolidated financial statements.

ESTIMATES AND UNCERTAINTIES

    Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORIES

    Inventories, which consist primarily of oilfield service parts and supplies held for consumption and parts and supplies held for sale at the Company's various retail supply stores, are valued at the lower of average cost or market.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

    The Company provides for depreciation and amortization of oilfield service and related equipment using the straight-line method, excluding its drilling rigs, over the following estimated useful lives of the assets:

DESCRIPTION                                              YEARS
-----------                                             --------
Well service rigs.................................          25
Motor vehicles....................................           5
Furniture and equipment...........................         3-7
Buildings and improvements........................       10-40
Gas processing facilities.........................          10
Disposal wells....................................       15-30
Trucks, trailers and related equipment............        7-15

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

    Effective July 1, 1997 the Company changed its method of calculating depreciation on its drilling rigs from the straight-line method to the units-of-production method. This method takes into consideration the number of days the rigs are actually in service each month and depreciation is recorded for at least 15 days each month for each rig that is available for service. The Company believes that this method more appropriately reflects its financial results by better matching revenues with expenses and to better reflect how the assets are to be used over time. The effect of this change on net income for fiscal 1998 was not material.

    The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized while nonproductive exploration costs and geological and geophysical costs (if any), are expensed. Capitalized costs relating to proved properties are depleted using the units-of-production method.

    The Company has adopted FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets including certain identifiable intangibles, held and used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, the Company groups its long-lived assets, including goodwill, on a yard-by-yard basis and compares the estimated future cash flows of each yard to the yard's

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) net carrying value including allocable goodwill. The Company would record an impairment, reducing the yard's net carrying value to an estimated fair value, if the estimated future cash flows were less than the yard's net carrying value. Since adoption of this statement no impairment losses have been required.

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

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000 and will be adopted as of July 1, 2000 by the Company. SFAS 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998.) The oil and gas collars currently in place will be marked to market through the income statement until such time as they are documented as hedges.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

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

GOODWILL

    Net Goodwill, totaling $198.6 million and $205.4 million at June 30, 2000 and 1999, respectively, represents the cost in excess of fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in purchase transactions. Goodwill is being amortized on a straight-line basis over periods ranging from ten to 25 years. Amortization of goodwill for fiscal 2000, 1999 and 1998 was $9,840,000, $9,202,000 and $1,442,000, respectively. The carrying amount of unamortized goodwill is reviewed for potential impairment loss whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable (see Property and Equipment above, for further discussion).

DEFERRED COSTS

    Deferred costs totaling $30,998,000 and $30,488,000 at June 30, 2000 and 1999, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $12,142,000 and $6,709,000 at June 30, 2000 and 1999, respectively. Deferred costs are amortized to interest expense using the straight-line method over the life of each applicable debt instrument or as related debt is retired. This method approximates the amortization which would be recorded using the effective interest method. Amortization of deferred costs totaled $5,176,000, $4,664,000 and $2,006,000 for fiscal 2000, 1999 and 1998, respectively.

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

    The Company and its eligible subsidiaries file a consolidated U.S. federal income tax return. Certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the consolidated U.S. federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) EARNINGS PER SHARE

    The Company accounts for earnings per share under Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic earnings per common share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method.

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Income (loss) before extraordinary gain...................   $(20,570)    $(53,258)     $24,175
  Extraordinary gain, net of tax............................      1,611           --           --
                                                               --------     --------      -------
  Net income (loss).........................................   $(18,959)    $(53,258)     $24,175
                                                               ========     ========      =======
DENOMINATOR
  Weighted average common shares outstanding................     83,815       27,501       17,153
                                                               --------     --------      -------
BASIC EPS:
  Before extraordinary gain.................................   $  (0.25)    $  (1.94)     $  1.41
  Extraordinary gain, net of tax............................       0.02           --           --
                                                               --------     --------      -------
After extraordinary gain....................................   $  (0.23)    $  (1.94)     $  1.41
                                                               ========     ========      =======
DILUTED EPS COMPUTATION:
NUMERATOR
  Income (loss) before extraordinary gain...................   $(20,570)    $(53,258)     $24,175
  Effect of dilutive securities, tax effected:
  Convertible securities....................................         --           --        5,331
                                                               --------     --------      -------
    Income (loss) before extraordinary gain.................   $(20,570)    $(53,258)     $29,506
    Extraordinary gain, net of tax..........................      1,611           --           --
                                                               --------     --------      -------
    Net income (loss).......................................   $(18,959)    $(53,258)     $29,506
                                                               ========     ========      =======
DENOMINATOR
  Weighted average common shares outstanding:...............     83,815       27,501       17,153
  Warrants..................................................         --           --          141
  Stock options.............................................         --           --        1,266
  7% Convertible Debentures.................................         --           --        1,191
  5% Convertible Notes......................................         --           --        4,273
                                                               --------     --------      -------
                                                                 83,815       27,501       24,024

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
DILUTED EPS:
  Before extraordinary gain.................................   $  (0.25)    $  (1.94)     $  1.23
  Extraordinary gain, net of tax............................       0.02           --           --
                                                               --------     --------      -------
  After extraordinary gain..................................   $  (0.23)    $  (1.94)     $  1.23
                                                               ========     ========      =======

    The fiscal 2000 and 1999 earnings per share calculations exclude the Company's convertible debt, outstanding warrants and stock options, because the effects of such instruments on earning per share would be anti-dilutive.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing and, by policy, limits the amount of credit exposure to any one financial institution. The Company's customer base primarily consists of multi-national, foreign national and independent oil and natural gas producers. This may affect the Company's overall exposure to credit risk either positively or negatively, in as much as its customers are affected by economic conditions in the oil and gas industry, which have historically been cyclical. However, accounts receivable are well diversified among many customers and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. Historically, credit losses have been insignificant. Receivables are generally not collateralized, although the Company may generally secure a receivable at any time by filing a mechanic's or material-man's lien on the well serviced. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

    The Company did not have any one customer who represented 10% or more of consolidated revenues for the fiscal year ended June 30, 2000 or 1999.

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

    In October 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", which sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. SFAS 123 does not rescind the existing accounting for employee stock-based compensation under APB 25. Companies may continue to follow the current

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) accounting to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the "fair value" based recognition provisions of SFAS 123. The Company has disclosed in Note 10 the pro forma information required under SFAS 123.

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

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 1999 and 1998 consolidated financial statements to conform to the fiscal 2000 presentation.

2.  RESTRUCTURING CHARGE

    In response to an industry downturn caused by historically low oil and gas prices and the resulting slowdown in business, on December 7, 1998, the Company announced a company-wide restructuring plan to reduce operating costs beyond those achieved through the Company's consolidation efforts. The plan involved a reduction in the size of management and on-site work force, salary reductions averaging 21% for senior management, the combination of previously separate operating divisions and the elimination of redundant overhead and facilities. The restructuring plan resulted in pretax charges to earnings of approximately $6.7 million in the second quarter ending December 31, 1998 and $1.5 million in the third quarter ending March 31, 1999. However, due to an increase in oil and gas prices beginning during the Company's fourth fiscal quarter, the Company amended its restructuring plan to decrease the number of planned employee terminations. Increased demand for the Company's services made such terminations unnecessary and would have, in management's opinion, restricted the Company's ability to provide services to its customers. Consequently, the Company did not utilize approximately $3.7 million of the pretax charges. Essentially all of the unutilized portion of the restructuring charge was reversed in the fourth quarter ending June 30, 1999 resulting in a total pretax charge for the fiscal year ended June 30, 1999 of approximately $4.5 million. The charges include severance payments and other termination benefits for approximately 97 employees, lease commitments related to closed facilities and environmental studies performed on closed yard locations.

    The Company has completed the plan at June 30, 2000. There remained approximately $180,000 for COBRA benefits to terminated employees and $53,000 for contractual payments to an employee at

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

2.  RESTRUCTURING CHARGE (CONTINUED)
June 30, 1999. The major components of the restructuring charge and costs incurred through June 30, 1999 were as follows:

                                                                         COST INCURRED
                                                       RESTRUCTURING   THROUGH JUNE 30,    BALANCE AS OF
DESCRIPTION                                               CHARGE             1999          JUNE 30, 1999
-----------                                            -------------   -----------------   --------------
                                                                         (IN THOUSANDS)
Severance/Employee costs.............................     $4,457            $(4,224)            $233
Lease commitments....................................         27                (27)              --
Environmental clean-up...............................         20                (20)              --
                                                          ------            -------             ----
Total................................................     $4,504            $(4,271)            $233
                                                          ======            =======             ====

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

    Expenditures for the Dawson acquisition, including acquisition costs, less cash acquired were as follows (in thousands):

Fair value of assets acquired, including goodwill...........  $ 409,722
Liabilities assumed.........................................   (199,439)
Liabilities for employee termination costs and lease
  termination costs.........................................     (3,162)
                                                              ---------
Cash paid, including acquisition related expenditures and
  the cost of Dawson common stock previously held...........    207,121
Less: Cash acquired.........................................    (27,008)
                                                              ---------
Net cash used for the acquisition...........................  $ 180,113
                                                              =========

    At the time of the closing, Dawson owned approximately 527 well service rigs, 200 oilfield trucks, and 21 production testing units in South Texas and the Gulf Coast, East Texas and Louisiana, the Permian Basin of West Texas and New Mexico, the Anadarko Basin of Texas and Oklahoma, California, and in the inland waters of the Gulf of Mexico.

    In connection with the Dawson acquisition, the Company recognized liabilities for the estimated costs to involuntarily terminate employees of Dawson and to exit certain activities of Dawson, primarily Dawson's lease liability for its corporate offices. As of June 30, 1999, the Company had completed its severance plan, terminating 44 former Dawson employees. At June 30, 1999, the Company had $592,000 accrued, representing the estimated lease termination costs of Dawson's former corporate offices.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

3.  BUSINESS AND PROPERTY ACQUISITIONS (CONTINUED)
OTHER FISCAL 1999 ACQUISITIONS

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

                                                          YEAR ENDED JUNE 30,
                                                          -------------------
                                                            1999       1998
                                                          --------   --------
Revenue.................................................  $524,924   $685,296
Net income (loss).......................................   (58,211)    13,164
Basic earnings (loss) per share.........................     (2.12)      0.77

4.  COMMITMENTS AND CONTINGENCIES

    Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

    In order to retain qualified senior management, the Company enters into employment agreements with its executive officers. These employment agreements run for periods ranging from three to five years, but can be automatically extended on a yearly basis unless terminated by the Company or the executive officer. In addition to providing a base salary for each executive officer, the employment agreements provide for severance payments for each executive officer varying from 1 to 3 years of the executive officer's base salary. The current annual base salaries for the executive officers covered under such

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

4. COMMITMENTS AND CONTINGENCIES (CONTINUED) employment agreements total approximately $1,125,000. The Company also enters into employment agreements with other key employees as it deems necessary in order to retain qualified personnel.

5.  LONG-TERM DEBT

    The components of long-term debt are as follows:

                                                               JUNE 30,
                                                          -------------------
                                                            2000       1999
                                                          --------   --------
                                                              (THOUSANDS)
Senior Credit Facility(i)
  Revolving Loans.......................................  $ 93,000   $ 90,000
  Tranche A Term Loan...................................    22,987     43,366
  Tranche B Term Loan...................................   175,961    177,761
14% Senior Subordinated Notes Due 2009(iii).............   143,650    142,907
5% Convertible Subordinated Notes Due 2004(iv)..........   205,810    216,000
7% Convertible Subordinated Debentures Due 2003(v)......     1,000      4,600
Dawson 9 3/8% Senior Notes Due 2007(vi).................     1,106      1,406
Capital Leases..........................................    21,911     20,306
Other notes payable.....................................     1,175      3,632
                                                          --------   --------
                                                           666,600    699,978
Less current portion....................................    14,655     16,254
                                                          --------   --------
Long-term debt..........................................  $651,945   $683,724
                                                          ========   ========

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

    Effective November 6, 1997, the Company entered into an Amended and Restated Credit Agreement (the "Amended Credit Agreement") with PNC, as administrative agent and lender, pursuant to which PNC agreed to make revolving credit loans of up to a maximum loan commitment of $200 million. Borrowings under the Amended Credit Agreement were, at the Company's option, either (i) Eurodollar Loans with interest payable quarterly at LIBOR plus 1.25%, (ii) Base Rate Loans with interest payable quarterly at the greater of PNC Prime Rate or the Federal Funds Effective Rate plus 0.50%, or (iii) a combination thereof. Effective
December 3, 1997, PNC completed the syndication of the Amended Credit Agreement. In connection therewith, PNC, as administrative agent, a syndication of lenders and the Company entered

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

5.  LONG-TERM DEBT (CONTINUED)
into a First Amendment to the Amended Credit Agreement providing for, among other things, an increase in the maximum commitment to $250 million from $200 million.

    The terms of the Amended Credit Agreement remained unchanged until the Company's acquisition of Dawson in September 1998. In connection with the acquisition of Dawson, the Company entered into a $550,000,000 Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998, among the Company, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, PNC Capital Markets, Inc., as Arranger, and the other lenders named from time to time parties thereto (as subsequently amended, the "Current Credit Agreement").

    The Current Credit Agreement provides for a senior credit facility consisting of $150 million in revolving loans, $150 million in Tranche A term loans and $200 million in Tranche B term loans. Amounts paid on the term loans cannot be reborrowed. In addition, up to $20 million of letters of credit can be issued under the Current Credit Agreement, but any outstanding letters of credit reduces borrowing availability under the revolving loans. The Tranche A term loans mature in sixteen consecutive quarterly installments commencing
December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 4% for installments 1-4, 6% for installments 5-8, 7% for installments 9-12 and 8% for installments 13-16. The Tranche B term loans mature in nineteen consecutive quarterly installments commencing December 14, 1999 with quarterly installment amounts equal to the applicable percentage for a particular quarter multiplied by the unamortized principal amount: 0.25% for installments 1-16, 24% for installments 17-18 and 48% for the final installment. The commitment to make revolving loans will be reduced to $125 million and $100 million, on September 14, 2001 and September 14, 2002, respectively. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date.

    The revolving loans and the Tranche A term loan bear interest at rates based upon, at the Company's option, either the prime rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar rate plus a margin ranging from 2.25% to 3.50%, in each case depending upon the ratio of the Company's total debt (less cash on hand over $5 million) to the Company's trailing 12-month EBITDA, as adjusted. The Tranche B term loan bears interest at rates based upon, at the Company's option, either the prime rate plus 2.50% or a Eurodollar rate plus 4.00%. The Company pays commitment fees on the unused portion of the revolving loan at a varying rate (depending upon the pricing ratio) of between 0.25% and 0.50%.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

5.  LONG-TERM DEBT (CONTINUED)
    The Current Credit Agreement subjects the Company to other restrictions, including restrictions upon the Company's ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to sell assets, to make dividends, purchases of our stock or subordinated debt, to make capital expenditures in excess of levels ranging from $37.5 million in fiscal 1999 to $65 million in fiscal 2004, or to make investments, loans and advances or changes to debt instruments and organizational documents. The Company will not be permitted to make acquisitions unless (i) its consolidated debt to capitalization ratio is not more than 60% or (ii) its consolidated debt to capitalization ratio is not increased and the acquisition is funded solely with capital stock. The Company must also maintain consolidated net worth not less than $195 million plus (i) 75% of consolidated net income for each fiscal quarter beginning with the period ending December 31, 1998, (ii) 75% of the net cash proceeds from issuance of capital stock after September 14, 1998 and
(iii) 75% of the increase in consolidated net worth resulting from the conversion of the 5% Convertible Subordinated Notes or other convertible debt issued after September 14, 1998. All obligations under the senior credit facility are guaranteed by most of the Company's subsidiaries and are secured by substantially all the Company's assets, including the Company's accounts receivable, inventory and equipment. Unless required percentages of the lenders otherwise agree, the term loans under the Current Credit Agreement, must be prepaid from 75% of the Company's excess cash flow (as defined) for each fiscal year until the Company's debt-to capitalization ratio (as defined) is less than 60% and 50% of the Company's excess cash flow for each fiscal year thereafter.

    At June 30, 1999, the principal amount outstanding under the Tranche A term loan the Tranche B term loan and the revolver was $43.4 million, $177.8 million and $89.6 million, respectively. During fiscal 2000, the Company repaid approximately $22.2 million under the term loans while increasing net borrowings under the revolver by $3 million. As a result, at June 30, 2000, the principal amount outstanding under the Tranche A term loan, the Tranche B term loan and the revolver was reduced to approximately $23.0, $176.0 million and $93.0 million, respectively. Additionally, the Company had outstanding letters of credit of $15,132,000 and $10,832,000 as of June 30, 2000 and 1999,
respectively, related to its workman's compensation insurance.

    Since June 30, 2000, a portion of the net proceeds from the Company's equity offering (see Note 10) was used to repay the entire outstanding balance of the Tranche A term loan and $2.3 million of the Tranche B term loan thereby reducing the principal amount outstanding under the Tranche B term loan to approximately $174 million. The Tranche B term loan prepayments were applied to reduce each of the mandatory repayment installments of the Tranche B term loan pro rata, thereby equally reducing all amortization payments without altering the amortization schedule. In addition, $65 million of the net proceeds from the Equity Offering were used to reduce the principal amount outstanding under the revolver to $28 million. The remainder of the net proceeds of the Equity Offering was used to retire other long-term debt. In addition, the principal amount outstanding under the revolver has been further reduced to $23 million as of September 28, 2000.

(II) BRIDGE LOAN

    In connection with the Dawson acquisition, the Company entered into a bridge loan agreement in the amount of $150,000,000, dated as of September 14, 1998, among the Company, Lehman Brothers Inc., as Arranger, and Lehman Commercial Paper Inc., as Administrative Agent, and the other lenders party thereto (the "Bridge Loan Agreement"). Interest under the Bridge Loan Agreement accrued at LIBOR

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

5.  LONG-TERM DEBT (CONTINUED)
plus 6.50% and was payable on the 16th day of each month beginning October 16, 1998. The Bridge Loan was repaid in January 1999 with proceeds from the Company's issuance of the 14% Senior Subordinated Notes.

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

    The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 14% Senior Subordinated Notes were issued, includes borrowings under the Current Credit Agreement and the Dawson 9 3/8% Senior Notes.

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

    At June 30, 2000, $150,000,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year, beginning
July 15, 1999. Interest of approximately $10,092,000 was paid on July 15, 1999 and $10,500,000 was paid on January 15, 2000. As of June 30, 2000, 52,000 Unit
Warrants had been exercised, producing approximately $3,700,000 of proceeds to the Company and leaving 98,000 Unit Warrants outstanding.

(IV) 5% CONVERTIBLE SUBORDINATED NOTES

    On September 25, 1997, the Company completed an initial closing of its private placement of $200 million of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

5.  LONG-TERM DEBT (CONTINUED)
additional $16 million of the 5% Convertible Subordinated Notes pursuant to the exercise of the remaining portion of the over-allotment option granted to the initial purchasers of the 5% Convertible Subordinated Notes. The placements were made as private offerings pursuant to Rule 144A and Regulation S under the Securities Act. The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness, which, as defined in the indenture under which the 5% Convertible Subordinated Notes were issued, includes borrowings under the Current Credit Agreement, the 14% Senior Subordinated Notes and the Dawson
9 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments.

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

    During the quarter ended June 30, 2000, the Company repurchased (and canceled) $10,190,000 principal amount of the 5% Convertible Subordinated Notes, leaving $205,810,000 principal amount of the 5% Convertible Subordinated Notes outstanding at June 30, 2000. This repurchase resulted in an after-tax gain of $1,611,000. Since June 30, 2000, the Company repurchased (and canceled) $10,196,000 principal amount of the 5% Convertible Subordinated Notes leaving $195,614,000 outstanding as of September 28, 2000. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15. Interest of approximately $5.4 million was paid on September 15, 1999 and March 15, 2000.

(V) 7% CONVERTIBLE SUBORDINATE DEBENTURES

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

    The 7% Convertible Subordinated Debentures are redeemable, at the option of the Company, on or after July 15, 1999, at a redemption price of 104%, decreasing 1% per year on each anniversary date thereafter. In the event of a change in control of the Company, as defined in the indenture under which the

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

5.  LONG-TERM DEBT (CONTINUED)
7% Convertible Subordinated Debentures were issued, each holder will have the right, at the holder's option, to require the Company to repurchase all or any part of the holder's 7% Convertible Subordinated Debentures within 60 days of such event at a price equal to 100% of the principal amount thereof, together with accrued and unpaid interest thereon.

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

    During fiscal 2000, $3,600,000 in principal amount of the Debentures was converted into 369,229 shares of the Company's common stock. An additional 11,261 shares of common stock were issued representing 100% of the interest otherwise payable from January 1, 2000 through July 1, 2000.

    The additional 11,261 shares of common stock, representing 100% of the interest otherwise payable from January 1, 2000 through July 1, 2000, are included in equity. In addition, the proportional amount of unamortized debt issuance costs associated with the converted 7% Convertible Subordinated Debentures was charged to additional paid-in capital at the time of conversion.

    At June 30, 2000, $1,000,000 principal amount of the 7% Convertible Subordinated Debentures remained outstanding. On August 31, 2000, $985,000 principal amount of the 7% Convertible Subordinated Debentures were surrendered for conversion by the holders thereof and 101,025 shares of common stock were issued on September 1, 2000. The remaining $15,000 principal amount of the outstanding 7% Convertible Subordinated Debentures were redeemed at 103% of the principal amount plus accrued interest leaving none outstanding as of September 28, 2000. Interest on the 7% Convertible Subordinated Debentures was payable on January 1 and July 1 of each year. Interest of approximately $161,000 was paid on July 1, 1999 and January 1, 2000.

(VI) DAWSON 9 3/8% SENIOR NOTES

    As the result of the Dawson acquisition (see Note 3), the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. Most of the Company's subsidiaries guaranteed those obligations and the senior notes due 2007 (the "Dawson 9 3/8% Senior Notes") issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Current Credit Agreement. On November 17, 1998 the Company completed a cash tender offer to purchase the full $140,000,000 outstanding principal amount of Dawson 9 3/8% Senior Notes at 101% of the aggregate principal amount of the notes, using borrowings under the Current Credit Agreement. Under the tender offer, $138,594,000 in principal amount of the Dawson 9 3/8%

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

5.  LONG-TERM DEBT (CONTINUED)
Senior Notes was redeemed and a premium of $1,386,000 was paid. In addition, accrued interest of $4,078,000 was paid at redemption.

    At June 30, 1999, $1,406,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding. During the quarter ended June 30, 2000, the Company repurchased $300,000 principal amount of the Dawson 9 3/8% Senior Notes, leaving $1,106,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding at June 30, 2000. Since June 30, 2000, the Company repurchased $800,000 principal amount of the Dawson 9 3/8% Senior Notes, leaving $306,000 principal amount outstanding as of September 28, 2000. Interest on the Dawson
9 3/8% Senior Notes is payable on February 1 and August 1 of each year. Interest of approximately $65,906 was paid on August 1, 1999 and February 1, 2000.

CAPITALIZED EXPENSES, REPAYMENT SCHEDULE AND INTEREST EXPENSE

    The Company capitalized a total of approximately $16,370,000 in fees and expenses in connection with its various financings during fiscal 1999.

    Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of June 30, 2000:

                                                                PRINCIPAL
FISCAL YEAR ENDED                                                 AMOUNT
-----------------                                             --------------
                                                              (IN THOUSANDS)
2001........................................................     $ 14,655
2002........................................................       15,687
2003........................................................       16,732
2004........................................................      172,988
2005........................................................      205,067
Thereafter..................................................      241,471
                                                                 --------
                                                                 $666,600
                                                                 ========

    The Company's interest expense for the years ended June 30, 2000, 1999 and 1998 consist of the following:

                                                     2000       1999       1998
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
Cash Payments for interest.......................  $61,956    $52,397    $16,441
Commitment & agency fees paid....................    1,139        527        860
Accretion of discount on notes...................      743        552         --
Amortization of capitalized loan payments........    5,176      4,664      2,459
Net change in accruals...........................    2,916      9,261      1,716
                                                   -------    -------    -------
                                                   $71,930    $67,401    $21,476
                                                   =======    =======    =======

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

6.  DEBT ISSUANCE COSTS

    During fiscal 1999, the Company recorded an expense item of $6,307,000, which represented the write-off of debt issuance costs. The debt issuance costs were associated with the Bridge Loan Agreement, which was subsequently paid primarily with the proceeds from the Company's private placement of 14% Senior Subordinated Notes (see Note 5). During fiscal 2000, the Company expensed $338,000 of debt issuance costs related to the conversion of 7% Notes and other prepayments of debt.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2000 and 1999. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                             2000                  1999
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       VALUE      VALUE      VALUE      VALUE
                                                      --------   --------   --------   --------
Financial Assets:
  Cash & cash equivalents...........................  $109,873   $109,873   $ 23,478   $ 23,478
  Accounts receivable, net..........................   123,203    123,203     91,998     91,998
  Notes receivable--affiliate.......................     5,150      5,150      2,385      2,385
  Commodity collar contracts........................        --       (778)       717         --
Financial Liabilities:
  Accounts payable..................................    34,091     34,091     18,527     18,527
  Long-term debt
    Senior Credit Facility..........................   291,948    291,948    311,127    311,127
    5% Convertible Subordinated Notes...............   205,810    160,532    216,000    137,160
    7% Convertible Subordinated Debentures..........     1,000      1,130      4,600      3,450
    14% Senior Subordinated Notes...................   143,650    162,325    142,907    153,750
    Dawson 9 3/8% Senior Notes......................     1,106      1,029      1,406      1,336
    Capital lease liabilities.......................    21,911     21,911     20,306     20,306
    Other debt......................................     1,175      1,175      3,632      3,632

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    Long-term debt: The fair value of the Company's long-term debt is based upon the quoted market prices for the various notes and debentures at June 30, 2000 and 1999, and the carrying amounts outstanding under the Company's senior credit facility.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments to manage well-defined commodity price risks. The Company is exposed to credit losses in the event of non-performance by the counter-parties to its commodity hedges. The Company only deals with reputable financial institutions as counter-parties and anticipates that such counter-parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counter-parties.

    The Company utilizes option or collar contracts to hedge the effect of price changes on future oil and gas production. The objective of its hedging activities is to achieve more predictable revenues and cash flows. If market prices of oil and gas exceeded the strike price of put options, the options would expire unexercised, therefore reducing the effective price received for oil and gas sales by the cost of the related option. If the strike price of put options exceeds the market prices of oil and gas, the Company would receive payment from the counter-party of the contract equal to the contracted volumes times the difference between the market price and the strike price, increasing the effective price received for oil and gas sales by the amount received from the counter-party. If the market price of oil and gas is outside the "collar" on collar contracts, the Company will pay or receive payment which will increase or decrease the effective price received for oil and gas sales.

    Gains and amortization of premiums paid on option contracts are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized.

    The net effect of the Company's commodity hedging activities decreased oil and gas revenues for the year ended June 30, 2000 by $822,270 and increased oil and gas revenues for the year ended June 30, 1999 by $158,500.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

8.  DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2000 and 1999:

                            MONTHLY INCOME
                          -------------------
                            OIL        GAS                              STRIKE PRICE
                           (BBLS)    (MMBTU)            TERM            PER BBL/MMBTU
                          --------   --------   ---------------------   -------------
At June 30, 2000
  Oil Collars...........    4,000         --        May 2000-Feb 2001   $22.20-$26.50
                            5,000         --        Mar 2001-Feb 2002   $19.70-$23.70
  Gas Collars...........              30,000        May 2000-Feb 2001   $  2.60-$3.19
                                      40,000        Mar 2001-Feb 2002   $  2.40-$2.91

At June 30, 1999
  Oil...................    5,000         --       Jun 1999-May 2000    $       17.00
  Oil...................   17,000         --        Jul 1999-Jun 2000   $       18.00
  Gas...................       --    100,000       Jun 1999-May 2000    $        2.50

    (The strike prices for oil are based on the NYMEX spot price for West Texas Intermediate; the strike prices for gas are based on the Inside FERC-West Texas Waha spot price).

9.  OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following:

                                                                 JUNE 30,
                                                            -------------------
                                                              2000       1999
                                                            --------   --------
                                                                (THOUSANDS)
Accrued payroll, taxes and employee benefits..............  $15,261    $15,423
State sales, use and other taxes..........................    2,465      2,044
Oil and gas revenue distribution..........................    1,714        267
Other.....................................................    6,958      7,557
                                                            -------    -------
Total.....................................................  $26,398    $25,291
                                                            =======    =======

10.  STOCKHOLDERS' EQUITY

EQUITY OFFERINGS

    On June 30, 2000, the Company closed the public offering of 11,000,000 shares of common at $9.625 per share, or approximately $106 million (the "Equity Offering"). Net proceeds from the Equity Offering of approximately $101 million were used to repay a portion of the Company's term loan borrowings and revolving line of credit under its senior credit facility and to retire other long-term debt.

    On May 7, 1999, the Company closed the public offering of 55,300,000 shares of common stock (300,000 shares of which were sold pursuant to the underwriters' over-allotment option discussed below) at $3.00 per share, or $166 million (the "Prior Public Offering"). Concurrently therewith, the Company closed the offering of an additional 3,508,772 shares of common stock at $2.85 per share, or $10 million

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

10.  STOCKHOLDERS' EQUITY (CONTINUED)
(the "Prior Concurrent Offering" and together with the Prior Public Offering, the "Prior Equity Offerings"). In addition, on June 7, 1999, the underwriters of the Prior Public Offering exercised an over-allotment option to purchase an additional 5,436,000 million shares to cover over-allotments. Net proceeds from the Prior Equity Offerings of approximately $180.4 million were used to repay a portion of the Company's term loan borrowings under its senior credit facility.

STOCK INCENTIVE PLANS

    On January 13, 1998 the Company's shareholders approved the Key Energy Group, Inc. 1997 Incentive Plan, as subsequently amended (the "1997 Incentive Plan"). The 1997 Incentive Plan is an amendment and restatement of the plans formerly known as the "Key Energy Group, Inc. 1995 Stock Option Plan" (the "1995 Option Plan") and the "Key Energy Group, Inc. 1995 Outside Directors Stock Option Plan" (the "1995 Directors Plan") (collectively, the "Prior Plans").

    All options previously granted under the Prior Plans and outstanding as of November 17, 1997 (the date on which the Company's board of directors adopted the plan) were assumed and continued, without modification, under the 1997 Incentive Plan.

    Under the 1997 Incentive Plan, the Company may grant the following awards to key employees, directors who are not employees ("Outside Directors") and consultants of the Company, its controlled subsidiaries, and its parent corporation, if any: (i) incentive stock options ("ISOs") as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), (ii) "nonstatutory" stock options ("NSOs"), (iii) stock appreciation rights ("SARs"),
(iv) shares of the restricted stock, (v) performance shares and performance units, (vi) other stock-based awards and (vii) supplemental tax bonuses (collectively, "Incentive Awards"). ISOs and NSOs are sometimes referred to collectively herein as "Options".

    The Company may grant Incentive Awards covering an aggregate of the greater of (i) 3,000,000 shares of the Company's common stock and (ii) 10% of the shares of the Company's common stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of the Company's common stock from the previous calendar quarter shall not result in a decrease in the number of shares available for issuance under the 1997 Incentive Plan. As a result of the Company's equity offering discussed above, as of June 30, 2000, the number of shares of the Company's common stock that may be covered by Incentive Awards has increased to approximately 9.68 million.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

10.  STOCKHOLDERS' EQUITY (CONTINUED)
    The maximum number of shares of the Company's common stock subject to Incentive Awards that may be granted or that may vest, as applicable, to any one Covered Employee (defined below) during any calendar year shall be 500,000 shares, subject to adjustment under the provisions of the 1997 Incentive Plan.

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

    The 1997 Incentive Plan is administrated by the Compensation Committee appointed by the Board of Directors (the "Committee") consisting of not less than two directors each of whom is (i) an "outside director" under
Section 162(m) of the Code and (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934. In addition, subject to applicable shareholder approval requirements, the Company may issue NSOs outside the 1997 Incentive Plan.

    The exercise price of options issued under the 1997 Incentive Plan and outside the 1997 Incentive Plan is the fair market value per share on the date the options are granted. The exercise of NSOs results in a U.S. tax deduction to the Company equal to the income tax effect of the difference between the exercise price and the market price at the exercise date. The following table summarizes the stock option activity related to the Company's plans (shares in thousands):

                                                               FISCAL YEAR ENDING JUNE 30,
                                            ------------------------------------------------------------------
                                                    2000                   1999                   1998
                                            --------------------   --------------------   --------------------
                                                       WEIGHTED-              WEIGHTED-              WEIGHTED-
                                                        AVERAGE                AVERAGE                AVERAGE
                                                       EXERCISE               EXERCISE               EXERCISE
                                             SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                            --------   ---------   --------   ---------   --------   ---------
Outstanding--beginning of fiscal year.....   6,920      $ 5.55      2,292      $10.33      2,086      $ 8.13
  Granted.................................   3,688        8.61      5,443        4.32        415       18.65
  Exercised...............................    (241)       4.56        (15)       6.36       (209)       5.00
  Forfeited...............................    (897)       9.80       (800)      10.87         --          --
                                             -----                  -----                  -----
Outstanding, June 30......................   9,470        6.37      6,920        5.55      2,292       10.33
                                             =====                  =====                  =====
Exercisable--end of fiscal year...........   4,370                  1,020                    672
                                             =====                  =====                  =====

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

10.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about the stock options outstanding at June 30, 2000 (shares in thousands):

                                                 OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                                    ---------------------------------------------   --------------------------
                                      NUMBER OF         WEIGHTED-       WEIGHTED-     NUMBER OF      WEIGHTED-
                                        SHARES           AVERAGE         AVERAGE        SHARES        AVERAGE
                                    OUTSTANDING AT      REMAINING       EXERCISE    EXERCISABLE AT   EXERCISE
RANGE OF EXERCISE PRICES            JUNE 30, 2000    CONTRACTUAL LIFE     PRICE     JUNE 30, 2000      PRICE
------------------------            --------------   ----------------   ---------   --------------   ---------
  $3.00 - $5.00                         4,112              7.51          $ 3.28          2,639        $ 3.54
  $6.00 - $6.8125                          90              9.00            6.63             --            --
  $7.125 - $8.375                       1,382              7.75            7.28            778          7.39
  $8.50 - $9.50                         3,510              9.00            8.76            578          9.27
  $11.125 - $20.50                        375              6.00           13.25            375         13.25

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

                                                           2000       1999       1998
                                                         --------   --------   --------
                                                             (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net income (loss):
  As reported..........................................  $(18,959)  $(53,258)  $24,175
  Pro forma............................................   (25,684)   (57,057)   22,343

Earnings per share of common stock:
  As reported..........................................  $  (0.23)  $  (1.94)  $  1.41
  Pro forma............................................     (0.31)     (2.07)     1.31

Earnings per share of common stock--assuming
  Dilution:
  As reported..........................................  $  (0.23)  $  (1.94)  $  1.23
  Pro forma............................................  $  (0.31)     (2.07)     1.14

    SFAS 123 does not apply to options granted prior to January 1, 1995; therefore, the pro forma effect disclosed above may not be representative of pro forma amounts in future years.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

10.  STOCKHOLDERS' EQUITY (CONTINUED)
    The total fair value of stock options granted during 2000, 1999 and 1998 was $19,541,000, $15,695,000 and $7,994,000, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Sholes option-pricing model, based on the following weighted-average assumptions.

                                                                    YEAR OF GRANT
                                                            ------------------------------
                                                              2000       1999       1998
                                                            --------   --------   --------
Risk-free interest rate...................................    6.40%      5.09%      5.79%
Expected life of options..................................  5 years    5 years    5 years
Expected volatility of the Company's stock price..........      67%        98%       136%
Expected dividends........................................     none       none       none

11.  INCOME TAXES

    Components of income tax expense (benefit) are as follows:

                                                    FISCAL YEAR ENDED JUNE 30,
                                                  ------------------------------
                                                    2000       1999       1998
                                                  --------   --------   --------
                                                           (THOUSANDS)
Federal and State:
  Current.......................................  $(5,588)   $     --   $ 7,343
  Deferred......................................
    U.S.........................................   (1,818)    (25,560)    7,287
    Foreign.....................................       --        (115)       --
                                                  -------    --------   -------
                                                  $(7,406)   $(25,675)  $14,630
                                                  =======    ========   =======

    The Company paid $9,024,000 for income taxes in fiscal 1998. No income tax payments were made for fiscal 2000 or 1999.

    Income tax expense (benefit) from continuing operations differs from amounts computed by applying the statutory federal rate as follows:

                                                             FISCAL YEAR ENDED JUNE 30,
                                                        ------------------------------------
                                                          2000          1999          1998
                                                        --------      --------      --------
                                                                    (THOUSANDS)
Income tax computed at statutory rate.................   (35.0)%       (35.0)%        35.0%
Amortization of goodwill disallowance.................     7.0           2.0           1.1
Meals and entertainment disallowance..................     1.3           0.3           0.7
State taxes...........................................     0.0           0.0           0.7
Change in valuation allowance and other...............     0.2           0.2           0.2
                                                         -----         -----          ----
                                                         (26.5)%       (32.5)%        37.7%
                                                         =====         =====          ====

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

11.  INCOME TAXES (CONTINUED)
Deferred tax assets (liabilities) are comprised of the following:

                                                          FISCAL YEAR ENDED
                                                              JUNE 30,
                                                        ---------------------
                                                          2000        1999
                                                        ---------   ---------
                                                             (THOUSANDS)
Net operating loss and tax credit carry forwards......  $  88,491   $  97,689
Property and equipment................................   (175,511)   (163,594)
Self insurance reserves...............................      1,616       1,578
Allowance for bad debts...............................      1,129       2,612
Acquisition expenses, expensed for tax................       (626)     (4,773)
Other.................................................        862         112
                                                        ---------   ---------
Net deferred tax liability............................    (84,039)    (66,376)
Valuation allowance of deferred tax assets............    (15,668)    (35,054)
                                                        ---------   ---------
Net deferred tax liability, net of valuation
  allowance...........................................  $ (99,707)  $(101,430)
                                                        =========   =========

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to uncertainties arising from a lack of earnings history and based on management's future expectations, it does not appear more likely than not that the Company will be able to utilize all the available carryforwards prior to their ultimate expiration.

    The Company estimates that as of June 30, 2000, the Company will have available approximately $249,253,000 of net operating loss carryforwards (which begin to expire in fiscal 2001). Approximately $51,272,000 of the net operating loss carryforwards are subject to an annual limitation of approximately $1,012,000, under Sections 382 and 383 of the Internal Revenue Code.

12.  LEASING ARRANGEMENTS

    The Company leases certain property and equipment under non-cancelable operating leases that generally expire at various dates through fiscal 2002. The term of the operating leases generally run from 24 to 60 months with varying payment dates throughout each month.

    As of June 30, 2000 the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                      LEASE
FISCAL YEAR ENDING JUNE 30,                          PAYMENTS
---------------------------                          --------
2001...............................................   $2,221
2002...............................................    1,555
2003...............................................    1,209
2004...............................................    1,147
2005...............................................    1,110
                                                      ------
                                                      $7,242
                                                      ======

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

12.  LEASING ARRANGEMENTS (CONTINUED)
    Operating lease expense was approximately $6,459,698, $7,313,000 and $8,002,000, for the fiscal years ended June 30, 2000, 1999 and 1998, respectively.

13.  EMPLOYEE BENEFIT PLANS

    In order to retain quality personnel, the Company maintains 401(k) plans as part of its employee benefits package. From July 1, 1998 through December 31, 1998, the Company matched 100% of employee contributions into its 401(k) plan up to a maximum of $1,000 per participant per year, with such contributions totaling $907,509. From January 1, 1999 to March 31, 2000, the Company elected not to match employee contributions. Commencing April 1, 2000, the Company matches, 100% of employee contributions into its 401(k) plan up to a maximum of $250 per participant per year. The Company's matching contributions for fiscal 2000 and 1999 were $77,000 and $907,509, respectively.

14.  TRANSACTIONS WITH RELATED PARTIES

    In connection with the negotiation of the terms of a five-year employment agreement with Mr. Francis D. John, Chairman of the Board, President and Chief Executive Officer of the Company, and as an inducement to Mr. John to enter into such employment agreement, the Company entered into a separate agreement with Mr. John, dated as of August 2, 1999, which as amended through June 30, 2000, provides that $5 million in loans previously made by the Company to Mr. John, together with the accrued interest payable thereon, will be forgiven ratably during the ten year period commencing on July 1, 2001 and ending on June 30, 2010. The agreement provides that the foregoing forgiveness of indebtedness is predicated and conditioned upon Mr. John remaining employed by the Company during such period. In addition, in the event that Mr. John is terminated by the Company for "Cause" (as defined in the agreement), or in the event that Mr. John voluntarily terminates his employment with the Company, the agreement further provides that the entire remaining principal balance of these loans, together with accrued interest payable thereon, will become immediately due and payable by Mr. John. However, in the event that Mr. John's employment is terminated for "Good Reason", or as a result of Mr. John's death or "Disability", or as a result of a "Change in Control" (all as defined in that agreement), the agreement stipulates that the remaining principal balance outstanding on the loans, together with accrued interest thereon will be forgiven.

    During fiscal 1998, Metretek Technologies, a diversified provider of products and services to the natural gas industry and a company for which W. Phillip Marcum, one of the Directors of the Company, serves as Chairman of the Board, President and Chief Executive Officer, sold certain assets held by its wholly owned subsidiary, Marcum Gas Transmission, to Odessa. Metretek Technologies sold the assets for a total consideration of $700,000. Metretek Technologies also granted Odessa a right of first refusal to participate in future projects developed by Marcum Gas Transmission on terms and conditions identical to those provided in future projects developed by Marcum Gas Transmission on terms and conditions identical to those provided to Marcum Gas Transmission.

    During fiscal 1998, the Company deposited $250,000 in money market account as collateral to secure a bank loan made to a business entity in which Danny R. Evatt, then the Chief Information Officer and Vice President of Financial Operations of the Company, owns an interest. Such amount was returned to the Company during fiscal 2000.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

14.  TRANSACTIONS WITH RELATED PARTIES (CONTINUED)
    In fiscal 1999, an investment management firm in which David J. Breazzano, one of the Company's directors, is a principal, purchased $25 million principal amount of the Company's borrowings under a bridge loan agreement which has since been repaid in full.

    In fiscal 1999, the Company entered into a consulting agreement with an investment banking firm in which Kevin P. Collins, one of the Company's directors, is a principal, pursuant to which such firm provided financial advisory services to the Company in connection with equity offering completed in fiscal 1999 and for which such firm received a total of $167,000.

    In connection with the negotiation of an employment agreement with Thomas K. Grundman, the Company's Executive Vice President of International Operations, Chief Financial Officer, Chief Accounting Officer and Treasurer, the Company made a $240,000 short-term loan and a $150,000 relocation loan to assist
Mr. Grundman's relocation to the Company's executive offices. Interest on these loans accrues at a rate of 6.125% per annum. The short-term loan has been repaid. The relocation loan together with accrued interest will be forgiven in three installments of $50,000 each on July 1, 2000, 2001 and 2002; PROVIDED, HOWEVER, that if Mr. Grundman's employment is terminated during such period in a way that (i) triggers severance obligations, all amounts owed shall be immediately forgiven or (ii) does not trigger severance obligations, all amounts owed shall be immediately due and payable.

15.  BUSINESS SEGMENT INFORMATION

    The Company operates in three business segments: well servicing, contract drilling and oil and natural gas production.

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

    Oil and Natural Gas Production: The Company produces crude oil and natural gas, in the Permian Basin and Panhandle areas of West Texas. The Company's management evaluates the performance of its operating segments based on net income and operating profits (revenues less direct operating expenses). Corporate expenses include general corporate expenses associated with managing all reportable operating

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

15. BUSINESS SEGMENT INFORMATION (CONTINUED) segments. Corporate assets consist principally of cash and cash equivalents, deferred debt financing costs and deferred income tax assets.

                                        WELL      CONTRACT   OIL AND NATURAL   CORPORATE /
                                      SERVICING   DRILLING   GAS PRODUCTION       OTHER        TOTAL
                                      ---------   --------   ---------------   -----------   ----------
2000
Operating revenues..................  $559,492    $ 68,428       $ 9,391         $    421    $  637,732
Operating profit....................   159,552      10,129         5,244              421       175,346
Depreciation, depletion and
  amortization......................    62,680       6,105         1,955              232        70,972
Interest expense....................     2,300          --            --           69,630        71,930
Net income (loss) before
  extraordinary gain*...............    48,062      (1,664)        2,508          (69,476)      (20,570)
Identifiable assets.................   635,304      89,574        35,682          287,072     1,047,632
Capital expenditures (excluding
  acquisitions).....................    30,098       8,282           917            2,505        41,802
1999
Operating revenues                    $433,657    $ 50,613       $ 6,461         $  1,086    $  491,817
Operating profit....................   108,692       7,057         3,554            1,086       120,389
Depreciation, depletion and
  amortization......................    52,638       6,586         2,422              428        62,074
Interest expense....................     1,659          18            --           65,724        67,401
Net income (loss)*..................    15,447      (4,093)          552          (65,164)      (53,258)
Identifiable assets.................   651,781      81,074        36,707          173,153       942,715
Capital expenditures (excluding
  acquisitions).....................    26,776       1,063           287            3,181        31,307
1998
Operating revenues..................  $356,238    $ 58,199       $ 7,030         $  3,076    $  424,543
Operating profit....................   108,633      15,339         4,047            3,076       131,095
Depreciation, depletion and
  amortization......................    24,334       4,176         2,043              448        31,001
Interest expense....................       624          19           (13)          20,846        21,476
Net income (loss)*..................    37,991       3,681         1,115          (18,612)       24,175
Identifiable assets.................   352,014     109,873        37,265          154,552       653,704
Capital expenditures (excluding
  acquisitions).....................    44,284       5,385         7,849            1,748        59,266

------------------------

* Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

    Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $37.2 million and $5.3 million, respectively, for the year ended June 30, 2000. Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $26.7 million and $5.2 million, respectively, for the year ended June 30, 1999 and

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2000, 1999 AND 1998

15.  BUSINESS SEGMENT INFORMATION (CONTINUED)
$32.5 million and $6.5 million, respectively, for the year ended June 30, 1998. The Company had $66.9 million and $54.5 million of identifiable assets as of June 30, 2000 and 1999, respectively, related to its foreign operations.

16.  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Fair value of common stock issued in purchase transaction...       --         --    $ 13,863
Fair value of common stock issued to lender in lieu of
  fees......................................................       --          1          --
Fair value of common stock issued upon the conversion of
  long-term
  debt......................................................    3,600         --     100,826
Capital lease obligations...................................   10,758     17,120          --

17.  UNAUDITED SUPPLEMENTARY INFORMATION--QUARTERLY RESULTS OF OPERATIONS

    Summarized quarterly financial data for 2000 and 1999 are as follows:

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
Revenues............................................  $149,892   $159,389   $158,551   $169,900
Earnings (loss) from operations.....................   (13,191)    (7,953)    (5,730)    (1,102)
Net earnings (loss).................................    (9,451)    (5,693)    (4,150)    (1,276)
Earnings per share..................................     (0.11)     (0.07)     (0.05)     (0.01)
Weighted average common shares and equivalents
  outstanding.......................................    82,738     82,738     84,633     85,567
1999
Revenues............................................  $115,587   $143,646   $104,923   $127,661
Earnings (loss) from operations.....................     3,157    (14,780)   (48,153)   (19,157)
Net earnings (loss).................................     1,837     (9,797)   (32,051)   (13,247)
Earnings (loss) per share...........................      0.10      (0.54)     (1.75)     (0.24)
Weighted average common shares and equivalents
  outstanding.......................................    18,268     18,291     18,293     55,245

18.  VOLUMETRIC PRODUCTION PAYMENT

    In March 2000, Key sold a part of its future oil and natural gas production from Odessa Exploration Incorporated, its wholly owned subsidiary, for gross proceeds of $20 million pursuant to an agreement under which the purchaser is entitled to receive a share of the production from certain oil and natural gas properties in amounts ranging from 3,500 to 10,000 barrels of oil and 58,800 to 122,100 Mmbtu of natural gas per month over a six year period ending February 2006. The total volume of the forward sale is approximately 486,000 barrels of oil and 6.135 million Mmbtus of natural gas.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors
Key Energy Services, Inc. :

    We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operation, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Energy Services, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

Midland, Texas
August 31, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEMS 10-13.

    Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of June 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a)  Index to Exhibits

    The following documents are filed as part of this report:

(1)  See Index to Financial Statements set forth in Item 8.

(2)  Financial Statements Schedules:

Key Energy Services, Inc.:
Consolidated Supplementary Financial Statement As of and for
      Each of the Three Years Ended June 30, 2000:
        II--Consolidated Valuation and Qualifying
        Accounts............................................  S-1

    The supplemental schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)  Exhibits:

  3.1    Amended and Restated Articles of Incorporation of the
           Company. (Incorporated by reference to the Company's
           Registration Statement on Form S-4, Registration No.
           333-369).
  3.2 Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-4 dated March 8, 1996, Registration No. 333-369).
  3.3    Amendment to the Amended and Restated Articles of
           Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated February 2, 1998, File No. 1-8038).
  3.4    Amendment to the Amended and Restated Articles of
           Incorporation of the Company. (Incorporated by reference to Exhibit A of the definitive proxy statement on Schedule
           14A filed by the Company on November 17, 1998, File No.
           1-8038).
  3.5    Articles of Amendment to Amended and Restated Articles of
           Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
  3.6 Unanimous Consent of the Board of Directors of the Company dated January 11, 2000, limiting the designation of the additional authorized shares to common stock (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 2000,
           File No. 1-8038).

  4.1    7% Convertible Subordinated Debenture of the Company due
           July 1, 2003. (Incorporated by reference to Exhibit 4.1 of the Company's Annual Report on Form 10-K dated June 30,
           1996, File No. 1-8038).
  4.2 Indenture for the 7% Convertible Subordinated Debentures of the Company due July 1, 2003. (Incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).
  4.3 First Supplemental Indenture dated as of November 20, 1996 by and between Key Energy Group, Inc. and American Stock
           Transfer & Trust Company, as Trustee. (Incorporated by reference to Exhibit 10(i) to the Company's Quarterly
           Report on Form 10-Q dated December 31, 1996, File No.
           1-8038).
  4.4    Registration Rights Agreement among the Company, McMahan
           Securities Co., L.P. and Rausher Pierce Refsnes, Inc., dated as of July 3, 1996. (Incorporated by reference to Exhibit 4.3 of the Company's Annual Report on Form 10-K dated June 30, 1996, File No. 1-8038).
  4.5 Registration Rights Agreement dated as of March 2, 1996 among the Company and certain of its stockholders.
           (Incorporated by reference to Exhibit 4.3 of the Company's
           Registration Statement on Form S-4, Registration No.
           333-369).
  4.6    Form of Common Stock Purchase Warrant to Purchase Key Common
           Stock issued in connection with the WellTech Merger.
           (Incorporated by reference to Exhibit 4.1 of the Company's
           Registration Statement on Form S-4, Registration No.
           333-369).
  4.7    Indenture dated as of September 25, 1997, among Key Energy
           Group, Inc. and American Stock Transfer and Trust Company.
           (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038).
  4.8    Registration Rights Agreement among Key Energy Group, Inc.,
           Lehman Brothers Inc., and McMahan Securities Co. L.P.
           dated as of September 25, 1997. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1997, File No.
           1-8038).
  4.9    Indenture dated February 20, 1997 between Dawson Production
           Services, Inc. and U.S. Trust Company of Texas, N.A.
           (Incorporated by reference to Exhibit 99.10 of the Company's Current Report on Form 8-K dated September 28,
           1998, File No. 1-8038).
  4.10   Supplemental Indenture dated September 21, 1998, among Key
           Energy Group, Inc., its Subsidiaries and U.S. Trust
           Company of Texas, N.A. (Incorporated by reference to Exhibit 99.11 of the Company's Current Report on Form 8-K dated September 28, 1998, File No. 1-8038).
  4.11   Warrant Agreement dated as of January 22, 1999 between the
           Company and The Bank of New York, a New York banking corporation as warrant agent. (Incorporated by reference to Exhibit 99(b) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
  4.12 Indenture dated as of January 22, 1999 between the Company and The Bank of New York as trustee. (Incorporated by reference to Exhibit 99(c) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
  4.13 Registration Rights Agreement dated January 22, 1999 by and among the Registrant, certain of its subsidiaries, and Lehman Brothers, Inc., Bear, Stearns & Co. Inc.,
           F.A.C./Equities, a division of First Albany Corporation, and Dain Rauscher Wessels, a division of Dain Rauscher
           Incorporated. (Incorporated by reference to Exhibit
           99(d) of the Company's Form 8-K filed on February 3, 1999,
           File No. 1-8038).
  4.14   Warrant Registration Rights Agreement dated January 22,
           1999, by and among the Company and Lehman Brothers Inc., Bear, Stearns & Co. Inc., F.A.C./Equities, a division of
           First Albany Corporation, and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. (Incorporated by reference to Exhibit 99(e) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).

 10.1    Employment Agreement between the Company and D. Kirk
           Edwards, dated as of July 1, 1996. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1997, File No.
           1-8038).
 10.2    Amended and Restated Credit Agreement among Key Energy
           Group, Inc. and several other financial institutions dated as of June 6, 1997 as amended and restated through November 6, 1997. (Incorporated by reference to Exhibit
           10(s) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.3 First Amendment to the Amended and Restated Credit Agreement dated as of June 6, 1997, as amended and restated through November 6, 1997 dated December 3, 1997. (Incorporated by reference to Exhibit 10(t) of the Company's Quarterly
           Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.4    Asset Purchase Agreement between Brooks Well
           Servicing, Inc. and Sam F. McKee, Individually and d/b/a
           Circle M Vacuum Services, effective as of January 30,
           1998. (Incorporated by reference to Exhibit 10(m) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.5    Stock Purchase Agreement between Key Energy Drilling, Inc.
           and Jack B. Loveless, Jim Mayfield and J.W. Miller, effective as of January 30, 1998. (Incorporated by reference to Exhibit 10(n) of the Company's Quarterly
           Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.6    Asset Purchase Agreement between Key Four Corners, Inc. and
           Four Corners Drilling, R.L. Andes and W.E. Lang, effective as of January 30, 1998. (Incorporated by reference to Exhibit 10(o) of the Company's Quarterly Report on Form
           10-Q for the quarter ended December 31, 1997, File No.
           1-8038).
 10.7    Asset Purchase Agreement among Key Rocky Mountain, Inc.,
           Updike Brothers, Inc. Employee Stock Ownership Retirement
           Plan and Trust, David W. Updike Trust, Dorothy A. Updike
           Trust, Dorothy R. Updike Trust, Mary E. Updike, Ralph O.
           Updike and Daniel Updike effective February 6, 1998.
           (Incorporated by reference to Exhibit 10(p) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.8    Asset Purchase Agreement among Brooks Well Servicing, Inc.,
           Hot Oil Plus, Inc., Thomas N. Novosad, Jr. and Patricia
           Novosad effective January 29, 1998. (Incorporated by reference to Exhibit 10(q) of the Company's Quarterly
           Report on Form 10-Q for the quarter ended December 31, 1997, File No. 1-8038).
 10.9    Asset Purchase Agreement among Brooks Well Servicing, Inc.,
           Lundy Vacuum Service, Inc. and Peyton E. Lundy effective
           March 3, 1998. (Incorporated by reference to Exhibit
           10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038).
 10.10   Asset Purchase Agreement among Yale E. Key, Inc., Edwards
           Transport, Inc. and Tom Nations effective March 26, 1998.
           (Incorporated by reference to Exhibit 10(b) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038).
 10.11   Asset Purchase Agreement among Brooks Well Servicing, Inc.
           and JPF Well Service Inc., effective April 20, 1998.
           (Incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038).
 10.12   Asset Purchase Agreement among Brooks Well Servicing, Inc.
           and JPF Lease Service Inc., effective April 20, 1998.
           (Incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, File No. 1-8038).
 10.13   Asset Purchase Agreement between Watson Oilfield Service &
           Supply, Inc. and Watson Truck & Supply, Inc. dated
           May 19, 1998. (Incorporated by reference to Exhibit 10.68 of the Company's Annual Report Form 10-K for the year ended June 30, 1998, File No. 1-8038).

 10.14   Purchase and Sale Agreement among Burnett Corporation, B.O.
           Cornelius, Ann C. Fatheree, James R. Corbin, Mary Jo
           Mitton, Birke B. Marsh, H. Cobb, Birke B. Marsh, Trustee of the Corbin Trust, Jamie Kim Corbin, Josh Alan Corbin,
           Jason J. Corbin, Wilbanks Exploration, Inc. and Odessa
           Exploration, Inc. dated May 20, 1998. (Incorporated by reference to Exhibit 10.69 of the Company's Annual Report
           Form 10-K for the year ended June 30, 1998, File No.
           1-8038).
 10.15   Asset Purchase Agreement among Key Energy Drilling, Inc.,
           Lakota Drilling Company and Reed Gilmore, Priscilla
           Gilmore, M. Reed Gilmore, Jr., Valerie G. Griess, Joan G.
           Lindquist, James C. Gilmore, L. E. Grimes and Larry V.
           Bohannon dated May 22, 1998. (Incorporated by reference to
           Exhibit 10.70 of the Company's Annual Report Form 10-K for the year ended June 30, 1998, File No. 1-8038).
 10.16 Key Energy Group, Inc. 1997 Incentive Plan (Incorporated by reference to Exhibit B of the Company's definitive proxy statement dated November 28, 1997, File No. 1-8038).
 10.17   Asset Purchase Agreement among Key Four Corners, Inc.,
           Colorado Well Service, Inc. and Keith Poole dated as of
           July 10, 1998. (Incorporated by reference to Exhibit
           10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-8038).
 10.18   Asset Purchase Agreement among Key Energy Services - South
           Texas, Inc. and TransTexas Gas Corporation dated as of
           August 17, 1998. (Incorporated by reference to
           Exhibit 10(b) of the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1998, File No.
           1-8038).
 10.19   Asset Purchase Agreement among Key Energy Group, Inc., Flint
           Engineering & Construction Co. and Flint Industries, Inc.
           dated as of September 9, 1998. (Incorporated by reference of Exhibit 10(c) of the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1998, File No.
           1-8038).
 10.20   Asset Purchase Agreement among Dawson Production Partners,
           L.P., Dawson Production Services, Inc., and Hellums
           Services II, Inc., Superior Completion Services, Inc.,
           South Texas Disposal, Inc., Elsik II, Inc., Roger D.
           Hellums, Charles C. Forbes, Jr., Robert W. Randle, Jr.,
           Ronald D. Brieden, John E. Crisp, Charles Talley, and
           James J. Acker dated as of August 14, 1998. (Incorporated by reference to Exhibit 10(d) of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1998, File No. 1-8038).
 10.21   Commitment Letter between Key Energy Group, Inc. and PNC
           Bank, N.A., dated as of August 17, 1998 (Incorporated by reference to Exhibit (b)(1) of Schedule 14D-1 and Schedule
           13D filed by Midland Acquisition Corp. and the Company on August 12, 1998, File No. 5-47031).
 10.22   Engagement Letter between Key Energy Group, Inc. and Bear,
           Stearns & Co, Inc., dated as of May 8, 1998. (Incorporated by reference to Exhibit (b)(2) of Schedule 14D-1 and
           Schedule 13D filed by Midland Acquisition Corp. and the
           Company on August 12, 1998, File No. 5-47031).
 10.23   Engagement Letter between Key Energy Group, Inc. and Dain
           Rauscher Wessels, dated as of July 2, 1998. (Incorporated by reference to Exhibit (b)(3) of Schedule 14D-1 and
           Schedule 13D filed by Midland Acquisition Corp. and the
           Company on August 12, 1998, File No. 5-47031).
 10.24 Confidentiality Agreement, dated as of August 8, 1998 by and among Key Energy Group, Inc., Midland Acquisition Corp.
           and Dawson Production Services, Inc. (Incorporated by reference to Exhibit (c)(2) of Schedule 14D-1 and Schedule
           13D filed by Midland Acquisition Corp. and the Company on August 12, 1998, File No. 5-47031).
 10.25 Agreement and Plan of Merger, dated as of August 11, 1998, by and among Key Energy Group, Inc., Midland Acquisition
           Corp. and Dawson Production Services, Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Current
           Report on Form 8-K dated September 28, 1998, File No.
           1-8038).

 10.26   $150,000,000 Bridge Loan Agreement, dated as of
           September 14, 1998 among Key Energy Group, Inc., Lehman
           Brothers Inc., Lehman Commercial Paper Inc., and certain lenders and guarantors (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated September 28, 1998, File No. 1-8038).
 10.27   Escrow Agreement among Key Energy Group, Inc., Lehman
           Brothers Inc., Lehman Commercial Paper Inc. and The Bank of New York, dated as of September 14, 1998 (Incorporated by reference to Exhibit 99.6 of the Company's Current
           Report on Form 8-K dated September 28, 1998, File No.
           1-8038).
 10.28 $550,000,000 Second Amended and Restated Credit Agreement, among Key Energy Group, Inc., PNC Bank, National
           Association, Norwest Bank Texas, N.A., PNC Capital
           Markets, Inc. and the several lenders from time to time parties thereto, dated as of June 6, 1997, as amended and restated through September 14, 1998 (Incorporated by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K dated September 28, 1998, File No. 1-8038).
 10.29   Amended and Restated Master Guarantee and Collateral
           Agreement made by Key Energy Group, Inc. and certain of its subsidiaries in favor of Norwest Bank Texas, N.A., dated as of June 6, 1998, as amended and restated through September 14, 1998 (Incorporated by reference to Exhibit
           99.8 of the Company's Current Report on Form 8-K dated
           September 28, 1998, File No. 1-8038).
 10.30   Intercreditor and Collateral Agency Agreement, dated as of
           September 14, 1998. (Incorporated by reference to Exhibit
           99.9 of the Company's Current Report on Form 8-K dated
           September 28, 1998, File No. 1-8038).
 10.31 Form of Indemnification Agreement and provisions regarding indemnification of directors and officers from the Company's Articles of Incorporation and Bylaws
           (Incorporated by reference to Exhibit 3 of the Schedule
           14D-9 filed by Dawson Production Services, Inc. on
           August 17, 1998, File No. 5-47031).
 10.32   Employment Agreement dated as of April 1, 1996 between
           Dawson Production Services, Inc. and Michael E. Little
           (Incorporated by reference to Exhibit 4 of the Schedule
           14D-9 filed by Dawson Production Services, Inc. on
           August 17, 1998, File No. 5-47031).
 10.33   Amendment No. 1 to Employment Agreement between Dawson
           Production Services, Inc. and Michael E. Little
           (Incorporated by reference to Exhibit 5 of the Schedule
           14D-9 filed by Dawson Production Services, Inc. on
           August 17, 1998, File No. 5-47031).
 10.34   Amendment No. 2 to Employment Agreement between Dawson
           Production Services, Inc. and Michael E. Little
           (Incorporated by reference to Exhibit 6 of the Schedule
           14D-9 filed by Dawson Production Services, Inc. on
           August 17, 1998, File No. 5-47031).
 10.35   Employment Agreement dated as of April 1, 1996 between
           Dawson Production Services, Inc. and Joseph Eustace
           (Incorporated by reference to Exhibit 7 of the Schedule
           14D-9 filed by Dawson Production Services, Inc. on
           August 17, 1998, File No. 5-47031).
 10.36   Amendment No. 1 to Employment Agreement between Dawson
           Production Services, Inc. and Joseph Eustace (Incorporated by reference to Exhibit 8 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File
           No. 5-47031).
 10.37   Employment Agreement dated as of July 1, 1998 between Dawson
           Production Services, Inc. and Jim Byerlotzer (Incorporated by reference to Exhibit 9 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File
           No. 5-47031).
 10.38   Amendment No. 1 to Employment Agreement between Dawson
           Production Services, Inc. and Jim Byerlotzer (Incorporated by reference to Exhibit 10 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File
           No. 5-47031).
 10.39   Employment Agreement dated as of April 1, 1996 between
           Dawson Production Services, Inc. and P. Mark Stark
           (Incorporated by reference to Exhibit 11 of the Schedule
           14D-9 filed by Dawson Production Services, Inc. on
           August 17, 1998, File No. 5-47031).

 10.40   Amendment No. 1 to Employment Agreement between Dawson
           Production Services, Inc. and P. Mark Stark (Incorporated by reference to Exhibit 12 of the Schedule 14D-9 filed by Dawson Production Services, Inc. on August 17, 1998, File
           No. 5-47031).
 10.41   Employee Severance Pay Plan of Dawson Production
           Services, Inc. (Incorporated by reference to Exhibit 13 of the Schedule 14D-9 filed by Dawson Production
           Services, Inc. on August 17, 1998, File No. 5-47031).
 10.42 Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and Michael E. Little (Incorporated by reference to Exhibit 14 of the Schedule 14D-9 filed by Dawson Production
           Services, Inc. on August 17, 1998, File No. 5-40731).
 10.43 Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and James J. Byerlotzer (Incorporated by reference to Exhibit
           15 of the Schedule 14D-9 filed by Dawson Production
           Services, Inc. on August 17, 1998, File No. 5-47031).
 10.44 Consulting Agreement Term Sheet dated August 11, 1998 between the Company and Midland Acquisition Corp. and Joseph E. Eustace (Incorporated by reference to Exhibit 16 of the Schedule 14D-9 filed by Dawson Production
           Services, Inc. on August 17, 1998, File No. 5-47031).
 10.45 Consulting Agreement, dated as of October 7, 1998, by and among Key Energy Group, Inc. and Michael E. Little.
           (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.46 Employment Agreement, dated November 13, 1998, by and between Key Energy Group, Inc. and James J. Byerlotzer.
           (Incorporated by reference to Exhibit 10(b) the Company's
           Quarterly Report on Form 10-Q for the quarter ended
           December 31, 1998, File No. 1-8038).
 10.47 Non-Compete Agreement, dated November 13, 1998, by and between Key Energy Group, Inc. and James J. Byerlotzer.
           (Incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.48   Employment Agreement, dated October 20, 1998, by and between
           Key Energy Group, Inc. and Joseph B. Eustace.
           (Incorporated by reference to Exhibit 10(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.49 Non-Compete Agreement, dated October 20, 1998, by and between Key Energy Group, Inc. and Joseph B. Eustace.
           (Incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.50 Consulting Agreement, dated as of November 12, 1998, by and among Key Energy Group, Inc. and C. Ron Laidley.
           (Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.51   Key Energy Group, Inc. Performance Compensation Plan.
           (Incorporated by reference to Exhibit 10(g) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.52   First Amendment, dated as of December 3, 1997, to the Second
           Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through November 6, 1997. (Incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.53   Second Amendment, dated as of December 29, 1998, to the
           Second Amended and Restated Credit Agreement, dated as of
           June 6, 1997, as amended and restated through September 14, 1998, and as amended by the First Amendment dated as of November 19, 1998. (Incorporated by reference to Exhibit 10(i) of the Company's Quarterly Report on Form
           10-Q for the quarter ended December 31, 1998, File No.
           1-8038).

 10.54 Stock Purchase Agreement among 3022481 Nova Scotia Company and Donald Bowling, Howard Bowling, Ronald Bowling,
           Corunna Petroleum Limited effective October 22, 1998.
           (Incorporated by reference to Exhibit 10(j) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.55   Purchase Agreement dated January 19, 1999 by and among the
           Registrant, certain of its subsidiaries, Lehman
           Brothers, Inc., Bear, Stearns & Co. Inc., First Albany
           Corporation, Dain Rauscher Wessels, a division of Dain
           Rauscher Incorporated. (Incorporated by reference to Exhibit 99(a) of the Company's Form 8-K filed on
           February 3, 1999, File No. 1-8038).
 10.56   Employment Agreement between the Company and William C.
           McCurdy dated as of January 4, 1999. (Incorporated by reference to Exhibit 10(f) of the Company's Quarterly
           Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.57   Employment Agreement between the Company and Michael R.
           Furrow dated as of January 4, 1999. (Incorporated by reference to Exhibit 10(g) of the Company's Quarterly
           Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
 10.58   Purchase Agreement, among the Company, Green-Cohn Group,
           LLC, ZPG Securities L.L.C. and DFG Corporation, dated as of April 15, 1999. (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated April 8, 1999, File No. 1-8038).
 10.59   Commitment Letter, between the Company and PNC Investment
           Corp., dated April 15, 1999. (Incorporated by reference to
           Exhibit 99.3 of the Company's Current Report on Form 8-K dated April 8, 1999, File No. 1-8038).
 10.60   Fee letter, between the Company and PNC Capital
           Markets, Inc., dated April 15, 1999. (Incorporated by reference to Exhibit 99.4 of the Company's Current Report on Form 8-K dated April 8, 1999, File No. 1-8038).
 10.61   Third Amendment, dated as of April 8, 1999, to the Second
           Amended and Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC
           Bank, National Association, as Administrative Agent,
           Norwest Bank Texas, N.A., as Collateral Agent and PNC
           Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 99.5 of the Company's Current Report on Form 10-K dated April 8, 1999, File No. 1-8038).
 10.62   Fourth Amendment, dated as of April 15, 1999, to the Second
           Amended and Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC
           Bank, National Association, as Administrative Agent,
           Norwest Bank Texas, N.A., as Collateral Agent and PNC
           Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 99.6 of the Company's Current Report on Form 10-K dated April 8, 1999, File No. 1-8038).
 10.63   Underwriting Agreement, dated May 4, 1999, among the
           Company, and Friedman, Billings, Ramsey & Co., Inc., for itself and as representative for the other underwriter named in Schedule I thereto. (Incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated May 4, 1999, File No. 1-8038).
 10.64   Letter Agreement, dated May 4, 1999, among the Company, PNC
           Capital Markets, Inc. and PNC Investment Corp.
           (Incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 4, 1999,
           File No 1-8038).
 10.65   Fifth Amendment, dated as of May 10, 1999, to the Second
           Amended and Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC
           Bank, National Association, as Administrative Agent,
           Norwest Bank Texas, N.A., as Collateral Agent, and PNC
           Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 10.91 of the Company's Annual Report on Form 10-K dated June 30, 1999, File No. 1-8038).
 10.66   Consulting Agreement between Key Energy Group, Inc. and The
           Old Hill Company LLC dated as of December 2, 1998.
           (Incorporated by reference to Exhibit 10.92 of the Company's Annual Report on Form 10-K dated June 30, 1999,
           File No. 1-8038).
 10.67   Amended and Restated Employment Agreement dated July 1,
           1999, between Francis D. John and Key Energy
           Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).

 10.68   Employment Agreement dated August 5, 1999, between Thomas K.
           Grundman and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
 10.69   Employment Agreement dated July 1, 1999, between Danny R.
           Evatt and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
 10.70   Employment Agreement dated July 1, 1999, between James J.
           Byerlotzer and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
 10.71   Agreement dated as of August 2, 1999, between Francis D.
           John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
 10.72   Promissory Note dated August 3, 1999, made by Thomas K.
           Grundman in favor of Key Energy Services, Inc.
           (Incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarter ended
           September 30, 1999, File No. 1-8038).
 10.73 Demand Note dated August 3, 1999, made by Thomas K. Grundman in favor of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999,
           File No. 1-8038).
 10.74   Confidential Separation and Release Agreement dated as of
           July 1, 1999, between Key Energy Services, Inc. and
           Stephen E. McGregor (Incorporated by reference to Exhibit
           10.8 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
 10.75 Amendment No. 1 dated as of December 1, 1999, to Agreement dated as of August 2, 1999, between Francis D. John and
           Key Energy Services, Inc. (Incorporated by reference to
           Exhibit 10.1 of the Company's Quarterly Report on Form
           10-Q for the quarter ended December 31, 1999, File No.
           1-8038).
 10.76   Amendment No. 1 dated as of November 24, 1999, to the
           Confidential Separation and Release Agreement dated as of July 1, 1999, between Key Energy Services, Inc. and
           Stephen E. McGregor (Incorporated by reference to Exhibit
           10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-8038).
 10.77   Sixth Amendment, dated as of July 14, 1999, to the Second
           Amended and Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC
           Bank, National Association, as Administrative Agent,
           Norwest Bank Texas, N.A., as Collateral Agent, and PNC
           Capital Markets, Inc., as Arranger (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 2000,
           File No. 1-8038).
 10.78   Seventh Amendment, dated as of March 1, 2000, to the Second
           Amended and Restated Credit Agreement, among the Company, the several lenders from time to time parties thereto, PNC
           Bank, National Association, as Administrative Agent,
           Norwest Bank Texas, N.A., as Collateral Agent, and PNC
           Capital Markets, Inc., as Arranger (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly
           Report on Form 10-Q for the quarter ended March 31, 2000,
           File No. 1-8038).
 10.79 Production and Delivery Agreement dated March 31, 2000, among Odessa Exploration Incorporated and Norwest Energy
           Capital, Inc., (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
 10.80   Agreement dated March 31, 2000, among Odessa Exploration
           Incorporated, Norwest Energy Capital, Inc. and the Company
           (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).

 10.81   Underwriting Agreement dated June 27, 2000, among the
           Company and Lehman Brothers Inc. for itself and as
           Representative of the several underwriters named in
           Schedule I thereto (Incorporated by reference to Exhibit
           1.1 of the Company's Current Report on Form 8-K dated
           June 29, 2000, File No. 1-8038).
*10.82   Membership Interest Exchange Agreement dated April 5, 2000 by and between Tetra Services, Inc. and Brooks Well
           Servicing, Inc.
*10.83   Amendment No. 2 dated as of June 16, 2000 to Agreement dated as of August 2, 1999, as amended between Francis D. John
           and Key Energy Services, Inc.
*21      Significant Subsidiaries of the Company.
*23      Consent of KPMG LLP.
*27      Financial Data Schedule.

(b)  Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the quarter ended June 30, 2000:

    (i) Current Report on Form 8-K dated June 14, 1999 filed to report the addition of a seventh member to the Board of Directors.

    (ii) Current Report on Form 8-K dated June 19, 1999 filed to report, among other things, the undertaking of certain strategic projects and the commencement of an underwritten public offering of its common stock via an effective shelf registration statement.

    (iii) Current Report on Form 8-K dated June 29, 1999, as amended June 30, 2000 filed to report, among other things, that the Company had entered into an underwriting agreement in connection with the offering referred to in clause (ii) above.

------------------------

*  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, this Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KEY ENERGY SERVICES, INC.
                                                       (Registrant)

Dated: September 28, 2000                              By:               /s/ FRANCIS D. JOHN
                                                            ---------------------------------------------
                                                                           Francis D. John
                                                                  CHAIRMAN OF THE BOARD, PRESIDENT,
                                                                     AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 28, 2000                              By:               /s/ FRANCIS D. JOHN
                                                            ---------------------------------------------
                                                                           Francis D. John
                                                                  CHAIRMAN OF THE BOARD, PRESIDENT,
                                                                     AND CHIEF EXECUTIVE OFFICER

Dated: September 28, 2000                              By:             /s/ THOMAS K. GRUNDMAN
                                                            ---------------------------------------------
                                                                         Thomas K. Grundman
                                                                       CHIEF FINANCIAL OFFICER
                                                                    AND CHIEF ACCOUNTING OFFICER

Dated: September 28, 2000                              By:              /s/ MORTON WOLKOWITZ
                                                            ---------------------------------------------
                                                                          Morton Wolkowitz
                                                                              DIRECTOR

Dated: September 28, 2000                              By:             /s/ DAVID J. BREAZZANO
                                                            ---------------------------------------------
                                                                         David J. Breazzano
                                                                              DIRECTOR

Dated: September 28, 2000                              By:                /s/ WILLIAM MANLY
                                                            ---------------------------------------------
                                                                            William Manly
                                                                              DIRECTOR

Dated: September 28, 2000                              By:              /s/ KEVIN P. COLLINS
                                                            ---------------------------------------------
                                                                          Kevin P. Collins
                                                                              DIRECTOR

Dated: September 28, 2000                              By:              /s/ W. PHILLIP MARCUM
                                                            ---------------------------------------------
                                                                          W. Phillip Marcum
                                                                              DIRECTOR

Dated: September 28, 2000                              By:              /s/ WILLIAM D. FERTIG
                                                            ---------------------------------------------
                                                                          William D. Fertig
                                                                              DIRECTOR

                                                                     SCHEDULE II

                           KEY ENERGY SERVICES, INC.

                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

                                 AS OF JUNE 30,

                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                          BALANCE AT    ------------------------------
                                         BEGINNING OF   CHARGED TO      CHARGED TO                    BALANCE AT
                                             YEAR        EXPENSES    OTHER ACCOUNTS(A)   DEDUCTIONS   END OF YEAR
                                         ------------   ----------   -----------------   ----------   -----------
Allowance for doubtful accounts:
  2000.................................     $6,790        $1,648           $    0          $5,249       $3,189
  1999.................................      2,843         5,928            3,112           5,093        6,790
  1998.................................      1,552           826            1,161             696        2,843

------------------------

(a) Additions to allowance for doubtful accounts established through purchase accounting.