Form 10-Q
period 2000-09-30
KEY ENERGY SERVICES INC
filed 2000-11-14
CIK 318996

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON NOVEMBER 14, 2000

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          Common Shares outstanding at November 10, 2000 - 97,378,167

                            KEY ENERGY SERVICES, INC.

                                      INDEX
-------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements
                      Consolidated Balance Sheets as of
                      September 30, 2000 (unaudited) and June 30, 2000........................................  3

                      Unaudited Consolidated Statements of
                      Operations for the Three Months Ended
                      September 30, 2000 and 1999.............................................................  4

                      Unaudited Consolidated Statements of
                      Cash Flows for the Three Months Ended
                      September 30, 2000 and  1999.............................................................  5

                      Consolidated Statements of Comprehensive
                      Income for the Three Months Ended
                      September 30, 2000 and 1999.............................................................  6

                      Notes to Consolidated Financial Statements..............................................  7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............................................... 12

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.................................. 17

PART  II. OTHER INFORMATION

Item 1.           Legal Proceedings........................................................................... 20

Item 2.           Changes in Securities and Use of Proceeds................................................... 20

Item 3.           Defaults Upon Senior Securities............................................................. 20

Item 4.           Submission of Matters to a Vote of Security Holders......................................... 20

Item 5.           Other Information........................................................................... 20

Item 6.           Exhibits and Reports on Form 8-K............................................................ 20

Signatures.................................................................................................... 21

                            KEY ENERGY SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                        SEPTEMBER 30, 2000   JUNE 30, 2000
                                                                                        ------------------   -------------
                                                                                         (UNAUDITED)
                                                                                         (THOUSANDS, EXCEPT SHARE DATA)
                                                         ASSETS
Current assets:
  Cash..................................................................................        $2,635           $109,873
  Accounts receivable, net of allowance for doubtful accounts of $3,424
  and  $3,189, at September 30, 2000 and June 30, 2000, respectively....................       138,460            123,203
  Inventories...........................................................................        12,613             10,028
  Prepaid income taxes..................................................................             -              5,588
  Prepaid expenses and other current assets.............................................         5,552              4,897
                                                                                        ---------------   ----------------
Total current assets....................................................................       159,260            253,589
                                                                                        ---------------   ----------------
Property and equipment:
  Oilfield service equipment............................................................       677,366            670,392
  Contract drilling equipment...........................................................       105,434            105,454
  Motor vehicles........................................................................        57,535             55,011
  Oil and gas properties and other related equipment, successful efforts method.........        43,977             43,855
  Furniture and equipment...............................................................        12,966             11,013
  Buildings and land....................................................................        34,787             34,712
                                                                                        ---------------   ----------------
                                                                                               932,065            920,437
Accumulated depreciation & depletion....................................................      (174,858)          (159,876)
                                                                                        ---------------   ----------------
Net property and equipment..............................................................       757,207            760,561
                                                                                        ---------------   ----------------
  Goodwill, net.........................................................................       196,176            198,633
  Deferred costs, net...................................................................        17,605             18,855
  Notes receivable - related parties....................................................         5,100              5,150
  Other assets..........................................................................         9,408              9,477
                                                                                        ---------------   ----------------
  Total assets..........................................................................    $1,144,756         $1,246,265
                                                                                        ===============   ================
                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................       $33,760            $35,801
  Other accrued liabilities.............................................................        30,609             26,398
  Accrued interest......................................................................         5,638             15,994
  Current portion of long-term debt.....................................................         8,596             14,655
                                                                                        ---------------   ----------------
Total current liabilities...............................................................        78,603             92,848
                                                                                        ---------------   ----------------
Long-term debt, less current portion....................................................       549,558            651,945
Deferred revenue........................................................................        15,899             17,031
Non-current accrued expenses............................................................         1,936              1,847
Oil and natural gas collars.............................................................         1,343                  -
Deferred tax liability..................................................................       105,304             99,707
Commitments and contingencies...........................................................             -                  -
Stockholders' equity:
  Common stock, $.10 par value; 100,000,000 shares authorized, 97,444,859 and 97,209,504
  shares issued, respectively at September 30, 2000 and June 30, 2000, respectively.....         9,746              9,723
  Additional paid-in capital............................................................       415,086            413,962
  Treasury stock, at cost; 416,666 shares at September 30, 2000 and June 30, 2000.......        (9,682)            (9,682)
  Accumulated other comprehensive income (loss).........................................          (620)                 8
  Retained earnings (deficit)...........................................................       (22,417)           (31,124)
                                                                                        ---------------   ----------------
Total stockholders' equity..............................................................       392,113            382,887
                                                                                        ---------------   ----------------
Total liabilities and stockholders' equity..............................................    $1,144,756         $1,246,265
                                                                                        ===============   ================
            SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                 THREE MONTHS ENDED
                                                                                                     SEPTEMBER 30,
                                                                                                 ------------------
                                                                                                 2000          1999
                                                                                                 ----          ----
                                                                                               (THOUSANDS, EXCEPT PER
                                                                                                    SHARE DATA)
REVENUES:
  Well servicing..........................................................................       $166,565      $130,817
  Contract drilling.......................................................................         22,145        16,458
  Oil and natural gas production..........................................................          2,090         2,020
  Other, net..............................................................................            879           597
                                                                                             --------------  -------------
                                                                                                  191,679       149,892
                                                                                             --------------  -------------
COSTS AND EXPENSES:
  Well servicing..........................................................................        111,686        99,214
  Contract drilling.......................................................................         17,458        14,271
  Oil and natural gas production..........................................................          1,323         1,000
  Depreciation, depletion and amortization................................................         18,311        16,821
  General and administrative..............................................................         14,367        13,912
  Bad debt expense........................................................................            194           477
  Interest................................................................................         16,111        17,388
                                                                                             --------------  -------------
                                                                                                  179,450       163,083
                                                                                             --------------  -------------
Income (loss) before income taxes.........................................................         12,229       (13,191)
Income tax benefit (expense)..............................................................         (4,719)        3,740
                                                                                             --------------  -------------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN...................................................          7,510        (9,451)
Extraordinary gain on extinguishment of debt, less applicable income taxes of $752........          1,197             -
                                                                                             --------------  -------------
NET INCOME (LOSS).........................................................................         $8,707       $(9,451)
                                                                                             ==============  =============
EARNINGS (LOSS) PER SHARE:
  Basic - before extraordinary gain.......................................................           $0.08       $(0.11)
  Extraordinary gain, net of tax..........................................................            0.01            -
                                                                                             --------------  -------------
  Basic - after extraordinary gain........................................................           $0.09       $(0.11)
                                                                                             ==============  =============
  Diluted - before extraordinary gain.....................................................           $0.08       $(0.11)
  Extraordinary gain, net of tax..........................................................            0.01            -
                                                                                             --------------  -------------
  Diluted - after extraordinary gain......................................................           $0.09       $(0.11)
                                                                                             ==============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...................................................................................          96,880         82,738
  Diluted.................................................................................         100,472         82,738

            SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               THREE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                               ------------------
                                                                                               2000          1999
                                                                                               ----          ----
                                                                                                   (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)..............................................................                 $8,707         $(9,451)
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO NET CASH PROVIDED BY (USED IN)
    OPERATIONS:..................................................................
  Depreciation, depletion and amortization.......................................                 18,311          16,821
  Amortization of deferred debt costs and warrants...............................                  1,408           1,255
  Bad debt expense...............................................................                    194             477
  Deferred income taxes..........................................................                  4,719          (3,740)
  Gain on sale of assets.........................................................                      1              (6)
  Extraordinary gain, net of tax.................................................                 (1,197)              -
  Other non-cash items...........................................................                  1,461             916
  CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS FROM THE ACQUISITIONS:
     (Increase) decrease in accounts receivable..................................                (15,451)        (20,677)
     (Increase) decrease in other current assets.................................                  2,348          (3,733)
     Increase (decrease) in accounts payable, accrued interest and accrued
       expenses..................................................................                 (8,181)          3,928
     Other assets and liabilities................................................                    791            (185)
                                                                                           --------------  --------------
  Net cash provided by (used in) operating activities............................                 13,111         (14,395)
                                                                                           --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures - Well servicing..........................................                (10,929)         (3,722)
  Capital expenditures - Contract drilling.......................................                   (228)         (1,100)
  Capital expenditures - Oil and gas.............................................                   (123)            (77)
  Capital expenditures - Other...................................................                 (2,005)         (1,233)
  Proceeds from sale of fixed assets.............................................                    102             127
  Notes receivable from related parties..........................................                      -          (1,915)
                                                                                           --------------  --------------
  Net cash from (used in) investing activities...................................                (13,183)         (7,920)
                                                                                           --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of long-term debt and capital lease obligations......................               (111,328)         (1,314)
  Borrowings under line-of-credit................................................                  4,000          12,000
  Equity offering expenses.......................................................                   (163)              -
  Proceeds from stock options exercised..........................................                    333               -
  Other..........................................................................                     (8)            522
                                                                                           --------------  --------------
  Net cash provided by (used in) financing activities............................               (107,166)         11,208
                                                                                           --------------  --------------
  Net increase (decrease) in cash and cash equivalents...........................               (107,238)        (11,107)
  Cash and cash equivalents at beginning of period...............................                109,873          23,478
                                                                                           --------------  --------------
  Cash and cash equivalents at end of period.....................................                 $2,635         $12,371
                                                                                           ==============  ==============

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                                     THREE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                     ------------------
                                                                                                      2000         1999
                                                                                                      ----         ----
                                                                                                         (THOUSANDS)
NET INCOME (LOSS)...........................................................................            $8,707        $(9,451)
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Derivative transition adjustment (See Note 8).............................................              (778)             -
  Amortization of derivative transition adjustment (See Note 8).............................               146              -
  Foreign currency translation gain (loss), net of tax......................................                 4              -
                                                                                                 --------------  -------------
COMPREHENSIVE INCOME (LOSS), NET OF TAX.....................................................            $8,079        $(9,451)
                                                                                                 ==============  =============

            SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                             KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2000 AND 1999


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company") and its wholly-owned subsidiaries as of September 30, 2000 and for the three month periods ended September 30, 2000 and 1999 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three month period ended September 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2001.

RECLASSIFICATIONS AND ADJUSTMENTS

Certain reclassifications have been made to the consolidated financial statements for the three month period ended September 30, 1999 to conform to the presentation for the three month period ended September 30, 2000.

2.  EARNINGS PER SHARE

The Company accounts for earnings per share based upon Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming exercise of dilutive stock options and warrants and conversion of dilutive outstanding convertible securities using the "as if converted" method.

                                                                              THREE MONTHS
                                                                             ENDED SEPT. 30,
                                                                           --------------------
                                                                           2000            1999
                                                                           ----            ----
                                                                           (THOUSANDS, EXCEPT
                                                                             PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Income (loss) before extraordinary gain........................             $7,510        $(9,451)
  Extraordinary gain, net of tax.................................              1,197              -
                                                                      ---------------  -------------
  Net income (loss)..............................................             $8,707        $(9,451)
                                                                      ===============  =============
DENOMINATOR
  Weighted average common shares outstanding.....................             96,880         82,738
                                                                      ---------------  -------------
BASIC EPS:
  Before extraordinary gain......................................              $0.08         $(0.11)
  Extraordinary gain, net of tax.................................               0.01              -
                                                                      ---------------  -------------
  After extraordinary gain.......................................              $0.09         $(0.11)
                                                                      ===============  =============
DILUTED EPS COMPUTATION:
NUMERATOR
  Income (loss) before extraordinary gain........................             $7,510        $(9,451)
  Effect of dilutive convertible securities, tax effected........                  5              -
  Extraordinary gain, net of tax.................................              1,197              -
                                                                      ---------------  -------------
  Net income (loss)..............................................             $8,712        $(9,451)
                                                                      ===============  =============
DENOMINATOR
  Weighted average common shares outstanding:....................             96,880         82,738
  Warrants.......................................................                 75              -
  Stock options..................................................              3,437              -
  7% Convertible Debentures......................................                 70              -
  5% Convertible Notes...........................................                 10              -
                                                                      ---------------  -------------
                                                                             100,472         82,738
                                                                      ---------------  -------------
DILUTED EPS:
  Before extraordinary gain......................................              $0.08         $(0.11)
  Extraordinary gain, net of tax.................................               0.01              -
                                                                      ---------------  -------------
  After extraordinary gain.......................................              $0.09         $(0.11)
                                                                      ===============  =============

The earnings per share calculation for the three month period ended September 30, 1999 excludes the Company's convertible debt, outstanding warrants and stock options, because the effects of such instruments on earnings per share would be anti-dilutive.

3.  ACQUISITIONS

There were no acquisitions by the Company during the three months ended September 30, 2000 or the three months ended September 30, 1999.

4.  STOCKHOLDERS' EQUITY

EQUITY OFFERING

On June 30, 2000, the Company closed the public offering of 11,000,000 shares of common stock at $9.625 per share, or approximately $106 million (the "Equity Offering"). Net proceeds from the Equity Offering of approximately $101 million were used to repay a portion of the Company's term loan borrowings and revolving line of credit under its senior credit facility and to retire other long-term debt.

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

OIL AND NATURAL GAS PRODUCTION: The Company produces crude oil and natural gas, in the Permian Basin and Panhandle areas of West Texas.

                                                           WELL        CONTRACT    OIL AND NATURAL    CORPORATE /
                                                         SERVICING     DRILLING    GAS PRODUCTION        OTHER           TOTAL
                                                         ---------     --------    --------------        -----           -----
THREE MONTHS ENDED SEPTEMBER 30, 2000
Operating revenues......................................  $166,565     $22,145         $2,090             $879        $191,679
Operating profit .......................................    54,879       4,687            767              879          61,212
Depreciation, depletion and amortization................    15,689       1,806            570              246          18,311
Interest expense........................................       657           -              -           15,454          16,111
Net income (loss) before extraordinary gain *...........    21,778         654            (13)         (14,909)          7,510
Identifiable assets.....................................   634,123      87,850         35,234          191,373         948,580
Capital expenditures ...................................    10,929         228            123            2,005          13,285

THREE MONTHS ENDED SEPTEMBER 30, 1999
Operating revenues......................................  $130,817     $16,458         $2,020             $597        $149,892
Operating profit .......................................    31,603       2,187          1,020              597          35,407
Depreciation, depletion and amortization................    14,282       1,782            570              187          16,821
Interest expense........................................       374           -              -           17,014          17,388
Net income (loss) *.....................................     8,149        (722)           302          (17,180)         (9,451)
Identifiable assets.....................................   648,420      76,833         36,196          187,888         949,337
Capital expenditures ..................................      3,722       1,100             77            1,233           6,132

------------------
* Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company's foreign operations for the three months ended September 30, 2000 and 1999 were $11.6 million and $8.0 million, respectively. Operating profits for the Company's foreign operations for the three months ended September 30, 2000 and 1999 were $2.5 million and $1.5 million, respectively. The Company had $63.7 million and $60.5 million of identifiable assets as of September 30, 2000 and 1999, respectively, related to foreign operations.

7.   VOLUMETRIC PRODUCTION PAYMENT

In March 2000, Key sold a part of its future oil and natural gas production from Odessa Exploration Incorporated, its wholly owned subsidiary, for gross proceeds of $20 million pursuant to an agreement under which the purchaser is entitled to receive a share of the production from certain oil and natural gas properties in amounts ranging from 3,500 to 10,000 barrels of oil and 58,800 to 122,100 Mmbtu of natural gas per month over a six year period ending February 2006. The total volume of the forward sale is approximately 486,000 barrels of oil and 6.135 million Mmbtu of natural gas.

8.   DERIVATIVE INSTRUMENTS

As of July 1, 2000, the Company adopted SFAS No. 133, "Accounting for
Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS
No. 137 and No. 138. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

The Company periodically hedges a portion of its oil and natural gas production through collar agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and natural gas prices and to manage exposure to commodity price risk under existing sales commitments. The Company's risk management objective is to lock in a range of pricing for expected production volumes. This allows the Company to forecast future earnings within a predictable range. The Company meets this objective by entering into a collar arrangement which allows for an acceptable cap and floor price.

The Company does not enter into derivative instruments for any purpose other than for economic hedging. The Company does not speculate using derivative instruments. The Company has identified the following derivative instruments:

Freestanding derivatives - On March 30, 2000 the Company entered into a collar arrangement for a 22 month time period whereby the Company will pay if the specified price is above the cap index and the counterparty will pay if the price should fall below the floor index. The combination of the floor and cap results in a determinable cash flow for those production streams over that time period.

Prior to the adoption of SFAS No. 133, these collars were accounted for as cash flow type hedges. Accordingly, the transition adjustment resulted in recording a $778,000 liability for the fair value of the collars to accumulated other comprehensive income, of which $146,000 was recognized in earnings during the quarter. It is estimated that $470,000 of this transition adjustment will be recognized in earnings over the next twelve months. While this arrangement was intended to be an economic hedge, as of July 1, 2000 the Company had not documented the oil and natural gas collars as cash flow hedges and therefore has included a change of $565,000 for the increase in the fair value of the liability as of September 30, 2000 in other income and expense. As of October 1, 2000, the Company has documented these collars as cash flow hedges.

Embedded derivatives - The Company is party to a production payment that meets the definition of an embedded derivative under SFAS No. 133. As of July 1, 2000, the Company has determined and documented that the production payment is excluded from the scope of SFAS No. 133 under the normal purchases/sales exclusion.

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

     - fluctuations in the level of oil and natural gas exploration and development activities;

     - fluctuations in the demand for well servicing, contract drilling and ancillary oilfield services;

     - the existence of competitors, technological changes and developments in the industry;

     - the existence of operating risks inherent in well servicing, contract drilling and ancillary oilfield services; and

     - general economic conditions, the existence of regulatory uncertainties, the possibility of political instability in any of the countries in which the Company does business, in addition to the other matters discussed herein.

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1999

The Company's revenue for the first quarter of fiscal 2001 totaled $191,679,000, representing an increase of $41,787,000, or 28.0% as compared to the prior year period. The increase in the current period reflects higher activity levels and improved rates. The Company's net income for the first quarter of fiscal 2001 totaled $8,707,000, or $0.09 per share, versus a net loss of $9,451,000, or $0.11 per share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues for the quarter ended September 30, 2000 increased $35,748,000, or 27.3%, to $166,565,000 from $130,817,000 for the three months ended September 30, 1999. The increase in revenues was primarily due to an increase in the number of hours worked and the effect of higher rig and fluid hauling rates.

CONTRACT DRILLING. Revenues from contract drilling activities for the quarter ended September 30, 2000 increased $5,687,000, or 34.6%, to $22,145,000 from
$16,458,000 for the three months ended September 30, 1999. The increase in revenues was primarily due to an increase in equipment utilization and the effect of higher prices.

OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities for the quarter ended September 30, 2000 increased $70,000, or 3.5%, to $2,090,000 from $2,020,000 for the three months ended September 30, 1999. The increase in revenues was due to higher oil and natural gas prices which were partially offset by lower production volumes.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses for the quarter ended September 30, 2000 increased $12,472,000, or 12.6%, to $111,686,000 from $99,214,00 for the three months ended September 30, 1999. The increase was primarily due to a higher level of activity, increased wages and the cost of bringing crews and previously idle equipment on line. Well servicing expenses, as a percentage of well servicing revenue, decreased to 67.1% for the three months ended September 30, 2000 from 75.8% for the three months ended September 30, 1999.

CONTRACT DRILLING. Expenses related to contract drilling activities for the quarter ended September 30, 2000 increased $3,187,000, or 22.3%, to $17,458,000 from $14,271,000 for the three months ended September 30, 1999. The increase was primarily due to higher wages and the cost of bringing crews and previously idle equipment on line and was partially offset by a shift away from turnkey contracts to footage and day rates. Contract drilling expenses, as a percentage of contract drilling revenues, decreased to 78.8% for the three months ended September 30, 2000 from 86.7% for the three months ended September 30, 1999.

OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities for the quarter ended September 30, 2000 increased $323,000, or 32.3%, to $1,323,000 from $1,000,000 for the three months ended
September 30, 1999. Oil and natural gas production costs decreased to $6.98 per BOE for the three months ended September 30, 2000 from $7.32 per BOE for the three months ended September 30, 1999. The increase in production costs is primarily due to increased rates for electricity and other operating services partially offset by lower production volumes.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the quarter ended September 30, 2000 increased $1,490,000, or 8.9% to $18,311,000 from $16,821,000 for the three months ended September 30, 1999. The increase is due to increased capital expenditures during the past twelve months as the Company refurbished equipment and increased utilization of its contract drilling equipment (which it depreciates based on utilization).

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the quarter ended September 30, 2000 increased $455,000, or 3.3% to $14,367,000 from
$13,912,000 for the three months ended September 30, 1999. The increase was due to higher administrative costs necessitated by growth of the Company's operations as a result of improved industry conditions. Despite the increased costs, general and administrative expenses, as a percentage of revenues, decreased to 7.5% for the three months ended September 30, 2000 from 9.3% for the three months ended September 30, 1999.

INTEREST EXPENSE

The Company's interest expense for the quarter ended September 30, 2000 decreased $1,277,000, or 7.3% to $16,111,000, from $17,388,000 for the three months ended September 30, 1999. The decrease was primarily due to a significant reduction in the Company's long-term debt using proceeds from the Equity Offering and operating cash flow and was partially offset by higher interest rates on the Company's floating rate debt. Included in the interest expense was the amortization of debt issuance costs of $1,408,000 and $1,255,000 for the three months ended September 30, 2000 and 1999, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense for the quarter ended September 30, 2000 decreased $283,000, or 59.3% to $194,000 from $477,000 for the three months ended September 30, 1999. The decrease was largely due to an improvement in market conditions for its customers.

EXTRAORDINARY GAIN

During the three months ended September 30, 2000, the Company repurchased $10,996,000 of its long-term debt which resulted in an after-tax gain of $1,197,000.

INCOME TAXES

The Company's income tax expense for the quarter ended September 30, 2000 increased $8,459,000 to an expense of $4,719,000 from a benefit of $3,740,000 for the three months ended September 30, 1999. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the three months ended September 30, 2000 and 1999 was 39% and 28%, respectively. The effective tax rates are different from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company does not expect to be required to remit federal income taxes for the next few fiscal years because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and the issuance of equity and long-term debt. The Company believes that the current reserves of cash and cash equivalents, access to our existing credit lines, access to capital markets and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations.

As of September 30, 2000, the Company had working capital (excluding the current portion of long-term debt) of approximately $89,253,000 which includes cash and cash equivalents of approximately $2,635,000 as compared to working capital (excluding the current portion of long-term debt) of approximately $175,396,000, which includes and cash and cash equivalents of approximately $109,873,000 as of June 30, 2000. The decrease in working capital is primarily due to the use of cash to repay long-term debt during the quarter ended September 30, 2000. Working capital, excluding the change in cash, actually increased for the three months ended September 30, 2000 which was the result of timing differences related to cash receipts and disbursements. Receivables are higher due to the increase in revenues caused by the increased utilization of the Company's equipment base and payables are also higher due to the addition of more employees and greater costs related to the increased equipment utilization.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2001 are expected to equal or exceed fiscal 2000 levels. Expenditures will be directed toward selectively refurbishing our assets as business conditions warrant. The Company will continue to evaluate opportunities to acquire or divest assets or businesses to enhance the Company's primary operations. Such capital expenditures, acquisitions and divestitures are at the discretion of the Company and will depend on management's view of market conditions as well as other factors.

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of September 30, 2000, the Company had an approximately $323 million senior credit facility (the "Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $150,000,000 revolving loan facility and $173,223,907 in Tranche B term loans. In addition, up to $20,000,000 of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. As of September 30, 2000, approximately $23,000,000 was drawn under the revolving loan facility and approximately $15,132,000 of letters of credit related to workmen's compensation insurance were outstanding.

The revolving loan bears interest based upon, at the Company's option, the prime rate plus a variable margin of 0.75% to 2.00% or a Eurodollar rate plus a variable margin of 2.25% to 3.50%. The Tranche B loans bear interest based upon, at the Company's option, the prime rate plus 2.50% or a Eurodollar rate plus 4.00%. The Credit Facility has customary affirmative and negative covenants including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a maximum senior leverage ratio, a minimum net worth and minimum EBITDA ratio as well as restrictions on capital expenditures, acquisitions and dispositions.

14% SENIOR SUBORDINATED NOTES

On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,032,565 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the private placement, net of fees and expenses, were used to repay substantially all of the remaining $148,600,000 principal (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility and the Dawson 9 3/8% Senior Notes. The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. At September 30, 2000, $150,000,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. As of September 30, 2000, 52,000 Unit Warrants had been exercised leaving 98,000 Unit Warrants outstanding.

5% CONVERTIBLE SUBORDINATED NOTES

On September 25, 1997, the Company completed an initial closing of its private placement of $200,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16,000,000 of the 5% Convertible Subordinated Notes pursuant to the exercise of the remaining portion of an over-allotment option. The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. During the quarter ended September 30, 2000, the Company repurchased (and canceled) $10,196,000 principal amount of the 5% Convertible Subordinated Notes, leaving $195,614,000 principal amount of the 5% Convertible Subordinated Notes outstanding at September 30, 2000.

7% CONVERTIBLE SUBORDINATED DEBENTURES

In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures"). The 7% Convertible Subordinated Debentures are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The Debentures are convertible, at any time prior to maturity, at the holders' option, into shares of the Company's common stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, holders who converted prior to July 1, 1999 were entitled to receive a payment, in cash or the Company's common stock (at the Company's option) generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999. During the quarter ended September 30, 2000, $985,000 principal amount of the 7% Convertible Subordinated Debentures were surrendered for conversion by the holders thereof and 101,025 shares of common stock were issued on September 1, 2000. On September 1, 2000 the remaining $15,000 principal amount of the outstanding 7% Convertible Subordinated Debentures was redeemed at 103% of the principal amount plus accrued interest, leaving none outstanding as of September 30, 2000.

DAWSON 9 3/8% SENIOR NOTES

In February 1997, Dawson issued $140,000,000 9 3/8% Senior Notes due 2007 (the "Dawson 9 3/8% Senior Notes"). As the result of the Dawson acquisition, the Company assumed Dawson's obligations under the Dawson 9 3/8% Senior Notes which were equally and ratably secured with the obligations under the Senior Credit Facility. As a result of mandatory tender offer made in connection with the Dawson acquisition, only $1,406,000 principal amount of the Dawson
9 3/8% Senior Notes remained outstanding at March 31, 2000. During the quarter ended June 30, 2000, the Company purchased (and canceled) $300,000 of the Dawson 9 3/8% Senior Notes. During the quarter ended September 30, 2000, the Company repurchased (and canceled) $800,000 principal amount of the Dawson 9 3/8% Senior Notes, leaving $306,000 principal amount outstanding as of September 30, 2000.

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

                               INTEREST RATE RISK

At September 30, 2000, Key had long-term debt outstanding of $558,154,000. Of this amount $340,931,000 or 61.1%, bears interest at fixed rates as follows:

                                                                                      (000's)
                                                                                     Balance at
                                                                                      9/30/00
                                                                                  -----------------
5% Convertible Subordinated Notes Due 2004.......................................       $195,614
14% Senior Subordinated Notes Due 2009...........................................        143,836
Dawson 9 3/8% Senior Notes Due 2007..............................................            306
Other (rates generally ranging from 8.0% to 8.5%)................................          1,175
                                                                                  -----------------
                                                                                        $340,931
                                                                                  =================

The remaining $217,223,000 of debt outstanding as of September 30, 2000 bears interest at floating rates which averaged approximately 10.27% at September 30, 2000. A 10% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2000 would equal approximately 103 basis points. Such an increase in interest rates would increase Key's fiscal 2001 interest expense by approximately $2.2 million assuming borrowed amounts remain outstanding.

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

Key periodically enters into financial hedging activities with respect to a portion of its projected oil and natural gas production through commodity option or collar contracts. Key pays a premium for its option contracts. These financial hedging activities are intended to support oil and natural gas prices at targeted levels and to manage Key's exposure to oil and gas price fluctuations. Realized gains or losses from the settlement of these financial hedging instruments are recognized in oil and gas sales when the associated production occurs. The gains and losses realized as a result of these hedging activities are substantially offset in the cash market when the hedged commodity is delivered.

As of September 30, 2000, Key had oil and natural gas price collars in place which represented 4,000 barrels of oil production per month and approximately 30,000 Mmbtu of gas production per month. The total fiscal 2001 hedged oil and natural gas volumes represent 26% and 18% respectively, of expected calendar year total production.

    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at September 30, 2000:


                                                     Monthly Income
                                                  ---------------------
                                                      Oil        Gas                            Strike Price        Fair
                                                    (Bbls)     (Mmbtu)           Term           Per Bbl/Mmbtu       Value
                                                  ---------  ----------    -----------------    -------------    -----------
    At September 30, 2000
       Oil Collars.............................     4,000           --     Oct 2000-Feb 2001    $22.20-$26.50       99,820
                                                    5,000           --     Mar 2001-Feb 2002    $19.70-$23.70      272,580
       Gas Collars.............................                 30,000     Oct 2000-Feb 2001    $ 2.60-$ 3.19      300,450
                                                                40,000     Mar 2001-Feb 2002    $ 2.40-$ 2.91      670,560

    (The strike prices for oil are based on the NYMEX spot price for West Texas Intermediate; the strike prices for gas are based on the Inside FERC-West Texas Waha spot price).

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On September 1, 2000, the Company issued a total of 101,025 shares of its Common Stock in connection with the conversion of $985,000 principal amount of 7% Convertible Subordinated Debentures Due 2003 (the "Debentures"). No underwriters were involved in the conversion of the Debentures. The shares were issued in a transaction exempt from registration pursuant to Section 3(a)(9) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)          Exhibits

        10.1* Amendment dated July 1, 2000 to Employment Agreement dated August 5, 1999 between Thomas K. Grundman and Key
                     Energy Services, Inc.

        10.2*        Letter Agreement Amendment dated July 1, 2000 to the
                     Demand Note dated August 3, 1999 made by Thomas K.
                     Grundman in favor of Key Energy Services, Inc.

        27(a)*       Financial Data Schedule

        (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.

------------------
* Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KEY ENERGY SERVICES, INC.




Dated: November 14, 2000                By: /s/ FRANCIS D. JOHN
                                            -------------------
                                        President and Chief Executive Officer



Dated: November 14, 2000                By: /s/ THOMAS K. GRUNDMAN
                                            ----------------------
                                        Chief Financial Officer and
                                        Chief Accounting Officer