Form 10-Q
period 2000-12-31
KEY ENERGY SERVICES INC
filed 2001-02-14
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2000


           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____



                          Commission file number 1-8038



                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               Maryland                                        04-2648081
               --------                                        ----------
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)



  Two Tower Center, 20th Floor, East Brunswick, NJ                       08816
  ----------------------------------------------------------------------------
 (Address of principal executive offices)                             (ZIP Code)


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




           Common Shares outstanding at February 12, 2001 - 98,275,659

                                 KEY ENERGY SERVICES, INC.

                                           INDEX



------------------------------------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      Consolidated Balance Sheets as of
                      December 31, 2000 (unaudited) and June 30, 2000....................................3

                      Unaudited Consolidated Statements of
                      Operations for the Three and Six Months Ended
                      December 31, 2000 and 1999.........................................................4

                      Unaudited Consolidated Statements of
                      Cash Flows for the Three and Six Months Ended
                      December 31, 2000 and 1999.........................................................5

                      Consolidated Statements of Comprehensive
                      Income for the Three and Six Months Ended
                      December 31, 2000 and 1999.........................................................6

                      Notes to Consolidated Financial Statements.........................................7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................................13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk............................21

PART  II. OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................23

Item 2.           Changes in Securities and Use of Proceeds.............................................23

Item 3.           Defaults Upon Senior Securities.......................................................23

Item 4.           Submission of Matters to a Vote of Security Holders...................................23

Item 5.           Other Information.....................................................................23

Item 6.           Exhibits and Reports on Form 8-K......................................................23

Signatures..............................................................................................25


                                           KEY ENERGY SERVICES, INC.
                                          CONSOLIDATED BALANCE SHEETS


                                                                                                 DECEMBER 31, 2000    JUNE 30, 2000
                                                                                                 -----------------    -------------
                                                                                                    (UNAUDITED)
                                                                                                     (THOUSANDS, EXCEPT SHARE DATA)
                                                    ASSETS
Current assets:
  Cash..........................................................................................   $    1,919         $  109,873
  Accounts receivable, net of allowance for doubtful accounts of $3,848 and  $3,189, at
  December 31, 2000 and June 30, 2000, respectively.............................................      144,813            123,203
  Inventories...................................................................................       15,126             10,028
  Prepaid income taxes..........................................................................            -              5,588
  Prepaid expenses and other current assets.....................................................        5,587              4,897
                                                                                                 -----------------    -------------
Total current assets............................................................................      167,445            253,589
                                                                                                 -----------------    -------------
Property and equipment:
  Oilfield service equipment....................................................................      688,313            668,107
  Contract drilling equipment...................................................................      110,994            105,454
  Motor vehicles................................................................................       58,901             55,042
  Oil and natural gas properties and other related equipment, successful efforts method.........       44,095             43,855
  Furniture and equipment.......................................................................       16,334             11,013
  Buildings and land............................................................................       37,358             36,966
                                                                                                 -----------------    -------------
                                                                                                      955,995            920,437
Accumulated depreciation & depletion............................................................     (190,177)          (159,876)
                                                                                                 -----------------    -------------
Net property and equipment......................................................................      765,818            760,561
                                                                                                 -----------------    -------------
  Goodwill, net.................................................................................      194,540            198,633
  Deferred costs, net...........................................................................       16,395             18,855
  Notes receivable - related parties............................................................        5,100              5,150
  Other assets..................................................................................        9,306              9,477
                                                                                                 -----------------    -------------
  Total assets..................................................................................   $1,158,604         $1,246,265
                                                                                                 =================    =============

                                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................................................   $   30,284         $   35,801
  Other accrued liabilities.....................................................................       31,041             26,398
  Accrued interest..............................................................................       13,552             15,994
  Current portion of long-term debt.............................................................        7,703             14,655
                                                                                                 -----------------    -------------
Total current liabilities.......................................................................       82,580             92,848
                                                                                                 -----------------    -------------
Long-term debt, less current portion............................................................      535,039            651,945
Deferred revenue................................................................................       15,373             17,031
Non-current accrued expenses....................................................................        2,507              1,847
Oil and natural gas collars.....................................................................        1,408                  -
Deferred tax liability..........................................................................      112,121             99,707
Commitments and contingencies...................................................................            -                  -
Stockholders' equity:
  Common stock, $.10 par value; 200,000,000 shares authorized, 98,408,047 and 97,209,504 shares
  issued, at December 31, 2000 and June 30, 2000, respectively..................................        9,843              9,723
  Additional paid-in capital....................................................................      421,196            413,962
  Treasury stock, at cost; 416,666 shares at December 31, 2000 and June 30, 2000................       (9,682)            (9,682)
  Accumulated other comprehensive income........................................................         (526)                 8
  Retained earnings (deficit)...................................................................      (11,255)           (31,124)
                                                                                                 -----------------    -------------
Total stockholders' equity......................................................................      409,576            382,887
                                                                                                 -----------------    -------------
Total liabilities and stockholders' equity......................................................   $1,158,604         $1,246,265
                                                                                                 =================    =============


                  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE
                                 CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Three Months Ended       Six Months Ended
                                                                                       December 31,             December 31,
                                                                                     2000        1999         2000       1999
                                                                               ---------------------------------------------------
                                                                                        (thousands, except per share data)
REVENUES:
   Well servicing .............................................................    $ 178,650   $ 138,722   $ 345,215   $ 269,539
   Contract drilling ..........................................................       24,178      18,212      46,323      34,670
   Oil and natural gas production .............................................          835       2,642       2,925       4,662
   Other, net .................................................................          248        (187)      1,127         410
                                                                               ---------------------------  ----------------------
                                                                                     203,911     159,389     395,590     309,281
                                                                               ---------------------------  ----------------------
COSTS AND EXPENSES:
   Well servicing .............................................................      118,123      98,952     229,809     198,166
   Contract drilling ..........................................................       18,360      15,766      35,818      30,037
   Oil and natural gas production .............................................          665         936       1,988       1,936
   Depreciation, depletion and amortization ...................................       18,146      18,055      36,457      34,876
   General and administrative .................................................       15,264      14,730      29,631      28,642
   Bad debt expense ...........................................................          709         789         903       1,266
   Interest ...................................................................       14,581      18,114      30,692      35,502
                                                                               ---------------------------  ----------------------
                                                                                     185,848     167,342     365,298     330,425
                                                                               ---------------------------  ----------------------
Income (loss) before income taxes .............................................       18,063      (7,953)     30,292     (21,144)
Income tax benefit (expense) ..................................................       (6,969)      2,260     (11,688)      6,000
                                                                               ---------------------------  ----------------------

Income (loss) before extraordinary gain .......................................       11,094      (5,693)     18,604     (15,144)
Extraordinary gain on extinguishment of debt, less applicable income taxes of $41 and $793, for the three and six months ended December 31,
2000, respectively ............................................................           68          --       1,265          --
                                                                               ---------------------------  ----------------------
NET INCOME (LOSS) .............................................................    $  11,162   $  (5,693)  $  19,869   $ (15,144)
                                                                               ===========================  ======================
EARNINGS (LOSS) PER SHARE :
   Basic - before extraordinary gain ..........................................    $    0.11   $   (0.07)  $    0.19   $   (0.18)
   Extraordinary gain, net of tax .............................................           --          --        0.01          --
                                                                               ---------------------------  ----------------------
   Basic - after extraordinary gain ...........................................    $    0.11   $   (0.07)  $    0.20   $   (0.18)
                                                                               ===========================  ======================

   Diluted - before extraordinary gain ........................................    $    0.11   $   (0.07)  $    0.19   $   (0.18)
   Extraordinary gain, net of tax .............................................           --          --        0.01          --
                                                                               ---------------------------  ----------------------
   Diluted - after extraordinary gain .........................................    $    0.11   $   (0.07)  $    0.20   $   (0.18)
                                                                               ===========================  ======================

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ......................................................................       97,534      82,738      97,207      82,738
   Diluted ....................................................................      100,534      82,738     100,381      82,738


         SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Three Months Ended        Six Months Ended
                                                                                       December 31,             December 31,
                                                                                     2000        1999         2000        1999
                                                                               ---------------------------------------------------
                                                                                                    (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .........................................................    $  11,162   $  (5,693)    $  19,869   $ (15,144)
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO NET CASH
    PROVIDED BY (USED IN) OPERATIONS:
  Depreciation, depletion and amortization ..................................       18,146      18,055        36,457      34,876
  Bad debt expense ..........................................................          709         789           903       1,266
  Amortization of deferred debt costs .......................................        1,008       1,292         2,416       2,547
  Deferred income taxes .....................................................        6,969      (2,260)       11,688      (6,000)
  (Gain) loss on sale of fixed assets .......................................          (41)        202           (40)        196
  Other non-cash items ......................................................          159        (402)        1,620         514
  Extraordinary gain, net of tax ............................................          (68)         --        (1,265)         --
  CHANGE IN ASSETS AND LIABILITIES NET OF EFFECTS FROM THE
  ACQUISITIONS:
    (Increase) decrease in accounts receivable ..............................       (7,062)     (4,014)      (22,513)    (24,691)
    (Increase) decrease in other current assets .............................       (2,548)     (5,579)         (200)     (8,406)
    Increase (decrease) in accounts payable,
    accrued interest and accrued expenses ...................................        4,870       7,404        (3,316)     11,332
    Other assets and liabilities ............................................          133        (873)          929      (1,964)
                                                                               ---------------------------  ----------------------
  Net cash provided by (used in) operating activities .......................       33,437       8,921        46,548      (5,474)
                                                                               ---------------------------  ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - well servicing .....................................       (9,093)     (6,245)      (17,095)     (9,445)
  Capital expenditures - contract drilling ..................................       (4,041)     (2,121)       (7,174)     (3,221)
  Capital expenditures - oil and natural gas production .....................         (112)        (64)         (234)       (141)
  Capital expenditures - other ..............................................       (3,830)       (594)       (5,858)     (1,827)
  Proceeds from sale of fixed assets ........................................          850       1,842           952       1,969
  Notes receivable from related parties .....................................           --        (150)           --      (2,065)
  Acquisitions - well servicing .............................................       (1,700)         --        (1,700)         --
  Acquisitions - contract drilling ..........................................         (800)         --          (800)         --
                                                                               ---------------------------  ----------------------
Net cash provided by (used in) investing activities .........................      (18,726)     (7,332)      (31,909)    (14,730)
                                                                               ---------------------------  ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and capital lease obligations .................      (16,701)     (4,758)     (128,029)     (6,072)
  Borrowings under line-of-credit ...........................................           --          --         4,000      12,000
  Equity offering expenses ..................................................          (15)         --          (178)         --
  Proceeds from warrants and stock options exercised ........................        1,289          --         1,622          --
  Other .....................................................................           --          --            (8)         --
                                                                               ---------------------------  ----------------------
  Net cash provided by (used in) financing activities .......................      (15,427)     (4,758)     (122,593)      5,928
                                                                               ---------------------------  ----------------------
  Net increase (decrease) in cash and cash equivalents ......................         (716)     (3,169)     (107,954)    (14,276)
  Cash and cash equivalents at beginning of period ..........................        2,635      12,371       109,873      23,478
                                                                               ---------------------------  ----------------------
  Cash and cash equivalents at end of period ................................    $   1,919   $   9,202     $   1,919   $   9,202
                                                                               ===========================  ======================



         SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                    Three Months Ended        Six Months Ended
                                                                                       December 31,             December 31,
                                                                                     2000        1999         2000        1999
                                                                              -------------------------------------------------
                                                                                                  (thousands)
NET INCOME (LOSS) ........................................................    $ 11,162     $ (5,693)    $ 19,869     $(15,144)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Derivative transition adjustment (See Note 7) ..........................          --           --         (778)          --
  Oil and natural gas collar liability adjustment, net of tax
  (See Note 7) ...........................................................         (52)          --          (52)          --
  Amortization of oil and natural gas collar derivative (See Note
  7) .....................................................................         146           --          292           --
  Foreign currency translation gain, net of tax ..........................          --           --            4           --
                                                                              ------------------------  -----------------------
COMPREHENSIVE INCOME (LOSS), NET OF TAX ..................................    $ 11,256     $ (5,693)    $ 19,335     $(15,144)
                                                                              ========================  =======================



         SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE
                    CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION


The consolidated financial statements of Key Energy Services, Inc. (the "Company") and its wholly-owned subsidiaries as of December 31, 2000 and for the three and six month periods ended December 31, 2000 and 1999 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2001.


RECLASSIFICATIONS AND ADJUSTMENTS


Certain reclassifications have been made to the consolidated financial statements for the three and six month periods ended December 31, 1999 to conform to the presentation for the three and six month periods ended December 31, 2000.


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


                                                                                    THREE MONTHS                 SIX MONTHS
                                                                                        ENDED                      ENDED
                                                                                     DECEMBER 31,               DECEMBER 31,
                                                                                  2000         1999          2000         1999
                                                                             --------------------------  ------------------------
                                                                               (THOUSANDS, EXCEPT PER       (THOUSANDS, EXCEPT
                                                                                     SHARE DATA)              PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
   Income (loss) before extraordinary gain ................................    $  11,094    $  (5,693)    $  18,604    $ (15,144)
   Extraordinary gain, net of tax .........................................           68            -         1,265            -
                                                                             --------------------------  ------------------------
   Net income (loss) ......................................................    $  11,162    $  (5,693)    $  19,869    $ (15,144)
                                                                             ==========================  ========================

DENOMINATOR
  Weighted average common shares outstanding ..............................       97,534       82,738        97,207       82,738
                                                                             --------------------------  ------------------------

BASIC EPS:
   Before extraordinary gain ..............................................    $    0.11    $   (0.07)    $    0.19    $   (0.18)
   Extraordinary gain, net of tax .........................................            -            -          0.01            -
                                                                             --------------------------  ------------------------
   After extraordinary gain ...............................................    $    0.11    $   (0.07)    $    0.20    $   (0.18)
                                                                             ==========================  ========================

DILUTED EPS COMPUTATION:
NUMERATOR
  Income (loss) before extraordinary gain .................................    $  11,094    $  (5,693)    $  18,604    $ (15,144)
   Effect of dilutive convertible  securities, tax
   effected ...............................................................            4            -            26            -
   Extraordinary gain, net of tax .........................................           68            -         1,265            -
                                                                             --------------------------  ------------------------
   Net income (loss) ......................................................    $  11,166    $  (5,693)    $  19,895    $ (15,144)
                                                                             ==========================  ========================

DENOMINATOR
  Weighted average common shares outstanding: .............................       97,534       82,738        97,207       82,738
  Warrants ................................................................           80            -            91            -
  Stock options ...........................................................        2,882            -         3,003            -
  7% Convertible Debentures ...............................................            -            -            35            -
                                                                             --------------------------  ------------------------
                                                                                 100,496       82,738       100,336       82,738
                                                                             ==========================  ========================

DILUTED EPS:
   Before extraordinary gain ..............................................    $    0.11    $   (0.07)    $    0.19    $   (0.18)
   Extraordinary gain, net of tax .........................................            -            -          0.01            -
                                                                             --------------------------  ------------------------
   After extraordinary gain ...............................................    $    0.11    $   (0.07)    $    0.20    $   (0.18)
                                                                             ==========================  ========================


The earnings per share calculation for the three and six month periods ended December 31, 2000 excludes the exercise of 1,175,000 stock options and the conversion of the Company's 5% Convertible Subordinated Notes because the effects of such instruments on earnings per share would be anti-dilutive.

The earnings per share calculation for the three and six month periods ended December 31, 1999 excludes the conversion all of the Company's convertible debt and the exercise of all of the Company's outstanding warrants and stock options because the effects of such instruments on earnings per share would be anti-dilutive.

3.  STOCKHOLDERS' EQUITY

EQUITY OFFERING

On June 30, 2000, the Company closed the public offering of 11,000,000 shares of common stock at $9.625 per share, or approximately $106 million (the "Equity Offering"). Net proceeds from the Equity Offering of approximately $101 million were used to repay a portion of the Company's Senior Credit Facility and to retire other long-term debt.

4.  COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

5.  INDUSTRY SEGMENT INFORMATION

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

OIL AND NATURAL GAS PRODUCTION: The Company produces crude oil and natural gas, in the Permian Basin and Panhandle areas of West Texas.


                                                                 WELL      CONTRACT    OIL AND NATURAL   CORPORATE/
                                                              SERVICING    DRILLING    GAS PRODUCTION      OTHER      TOTAL
                                                              ---------    --------    ---------------   ---------    -----
THREE MONTHS ENDED DECEMBER 31, 2000
Operating revenues......................................       $178,650     $24,178        $   835     $    248     $203,911
Operating profit .......................................         60,527       5,818            170          248       66,763
Depreciation, depletion and amortization................         15,261       1,890            579          416       18,146
Interest expense........................................            446           -              -       14,135       14,581
Net income (loss) before extraordinary gain*............         24,720       1,208           (503)     (14,331)      11,094
Identifiable assets.....................................        639,979      91,066         34,773      198,246      964,064
Capital expenditures (excluding acquisitions)...........          9,093       4,041            112        3,830       17,076

THREE MONTHS ENDED DECEMBER 31, 1999
Operating revenues......................................       $138,722     $18,212        $ 2,642     $   (187)    $159,389





Operating profit........................................         39,770       2,446          1,706         (187)      43,735
Depreciation, depletion and amortization................         15,290       1,806            602          357       18,055
Interest expense........................................            762           -             -        17,352       18,114
Net income (loss) *.....................................         13,679      (1,192)           500      (18,680)      (5,693)
Identifiable assets.....................................        753,514     107,767         39,803       44,176      945,260
Capital expenditures (excluding acquisitions)...........          6,245       2,121             64          594        9,024


*Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.


  Operating revenues for the Company's foreign operations for the three months ended December 31, 2000 and 1999 were $11.9 million and $8.9 million, respectively. Operating profits for the Company's foreign operations for the three months ended December 31, 2000 and 1999 were $2.7 million and $2.0 million, respectively. The Company had $67.4 million and $62.2 million of identifiable assets as of December 31, 2000 and 1999, respectively, related to foreign operations.


                                                                 WELL       CONTRACT    OIL AND NATURAL  CORPORATE/
                                                               SERVICING    DRILLING    GAS PRODUCTION     OTHER        TOTAL
                                                               ---------    --------    ---------------  ---------      -----
SIX MONTHS ENDED DECEMBER 31, 2000
Operating revenues......................................       $345,215      $ 46,323      $ 2,925       $  1,127      $395,590
Operating profit .......................................        115,406        10,505          937          1,127       127,975
Depreciation, depletion and amortization................         30,950         3,696        1,149            662        36,457
Interest expense........................................          1,103              -           -         29,589        30,692
Net income (loss) before extraordinary gain *...........         46,499         1,861         (516)       (29,240)       18,604
Identifiable assets.....................................        639,979        91,066       34,773        198,246       964,064
Capital expenditures (excluding acquisitions)...........         17,095         7,174          234          5,858        30,361

SIX MONTHS ENDED DECEMBER 31, 1999
Operating revenues......................................       $269,539      $ 34,670      $ 4,662           $410      $309,281
Operating profit........................................         71,373         4,633        2,726            410        79,142
Depreciation, depletion and amortization................         29,572         3,588        1,172            544        34,876
Interest expense........................................          1,136             -            -         34,366        35,502
Net income (loss) *.....................................         21,828        (1,914)         802        (35,860)      (15,144)
Identifiable assets.....................................        753,514       107,767       39,803         44,176       945,260
Capital expenditures (excluding acquisitions)...........          9,445         3,221          141          1,827        14,634


*Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.


  Operating revenues for the Company's foreign operations for the six months ended December 31, 2000 and 1999 were $23.5 million and $16.9 million, respectively. Operating profits for the Company's foreign operations for the six months ended December 31, 2000 and 1999 were $5.2 million and $3.5 million, respectively. The Company had $67.4 million and $62.2 million of identifiable assets as of December 31, 2000 and 1999 respectively, related to foreign operations.

6.  VOLUMETRIC PRODUCTION PAYMENT

In March 2000, Key sold a portion of its future oil and natural gas production from Odessa Exploration Incorporated, its wholly owned subsidiary, for gross proceeds of $20 million pursuant to an agreement under which the purchaser is entitled to receive a portion of the production from certain oil and natural gas properties over the six year period ending February 28, 2006 in amounts starting at 10,000 barrels of oil per month and declining to 3,500 barrels of oil per month and starting at 122,100 Mmbtu of natural gas per month and declining to 58,800 Mmbtu of natural gas per month. The total volume of the forward sale is approximately 486,000 barrels of oil and 6,135,000 Mmbtu of natural gas.

7.  DERIVATIVE INSTRUMENTS

As of July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS No. 137 and No. 138 (SFAS 138). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets or liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings.

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

FREESTANDING DERIVATIVES. On March 30, 2000 the Company entered into a collar arrangement for a 22 month time period whereby the Company will pay if the specified price is above the cap index and the counterparty will pay if the price should fall below the floor index. The combination of the floor and cap results in a determinable cash flow for those production streams over that time period.

Prior to the adoption of SFAS No. 133, these collars were accounted for as cash flow type hedges. Accordingly, the transition adjustment resulted in recording a $778,000 liability for the fair value of the collars to accumulated other comprehensive income, of which $292,000 was recognized in earnings during the six months ended December 31, 2000. It is estimated that $421,000 of this transition adjustment will be recognized in earnings over the next twelve months. While this arrangement was intended to be an economic hedge, as of July 1, 2000 the Company had not documented the oil and natural gas collars as cash flow hedges and therefore has included a charge of $565,000 for the increase in the fair value of the liability as of September 30, 2000 in other income and expense. As of October 1, 2000, the Company has documented these collars as cash flow hedges. During the quarter ended December 31, 2000, the Company recorded an increase in the derivative liability of $78,000, of which $13,000 represented ineffectiveness and was credited to earnings.

EMBEDDED DERIVATIVES. The Company is party to a production payment that meets the definition of an embedded derivative under SFAS No. 133. As of July 1, 2000, the Company has determined and documented that the production payment is excluded from the scope of SFAS No. 133 under the normal purchases/sales exclusion as set forth in SFAS 138.

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



                              RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE MONTHS ENDED DECEMBER 31, 1999

The Company's revenue for the second quarter of fiscal 2001 totaled $203,911,000, representing an increase of $44,522,000, or 27.9%, as compared to the prior year period. The increase in the current period reflects higher activity levels and improved rates. The Company's net income for the second quarter of fiscal 2001 totaled $11,162,000, or $0.11 per share, versus a net loss of $5,693,000, or $0.07 per share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Revenues from well servicing activities for the quarter ended December 31, 2000 increased $39,928,000, or 28.8%, to $178,650,000 from
$138,722,000 for the three months ended December 31, 1999. The increase in revenues was primarily due to improved equipment utilization and higher rig, fluid hauling and ancilliary equipment rates.

CONTRACT DRILLING. Revenues from contract drilling activities for the quarter ended December 31, 2000 increased $5,966,000, or 32.8%, to $24,178,000 from
$18,212,000 for the three months ended December 31, 1999. The increase in revenues was primarily due to improved equipment utilization and higher rig rates.

OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities for the quarter ended December 31, 2000 decreased $1,807,000, or 68.4%, to $835,000 from $2,642,000 for the three months ended December 31, 1999. The decrease in revenues was due to the effect of the volumetric production payment, price collars and lower production volumes.

OPERATING EXPENSES

WELL SERVICING. Expenses related to well servicing activities for the quarter ended December 31, 2000 increased $19,171,000, or 19.4%, to $118,123,000 from
$98,952,000 for the three months ended December 31, 1999. The increase was primarily due to a higher level of activity, increased wages and the cost of bringing crews and previously idle equipment on line. Well servicing expenses, as a percentage of well servicing revenue, decreased to 66.1% for the three months ended December 31, 2000 from 71.3% for the three months ended December 31, 1999.

CONTRACT DRILLING. Expenses related to contract drilling activities for the quarter ended December 31, 2000 increased $2,594,000, or 16.5%, to $18,360,000 from $15,766,000 for the three months ended December 31, 1999. The increase was primarily due to higher wages and the cost of bringing crews and previously idle equipment on line and was partially offset by a shift away from turnkey contracts to footage and day rates. Contract drilling expenses, as a percentage of contract drilling revenues, decreased to 75.9% for the three months ended December 31, 2000 from 86.6% for the three months ended December 31, 1999.

OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities for the quarter ended December 31, 2000 decreased $271,000, or 29.0%, to $665,000 from $936,000 for the three months ended
December 31, 1999. The decrease in production costs is primarily due to lower production volumes.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the quarter ended December 31, 2000 increased $91,000, or 0.5%, to $18,146,000 from
$18,055,000 for the three months ended December 31, 1999. The increase is due to increased capital expenditures during the past twelve months as the Company refurbished equipment and increased utilization of its contract drilling equipment (which it depreciates based on utilization).

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the quarter ended December 31, 2000 increased $534,000, or 3.6%, to $15,264,000 from $14,730,000 for the three months ended December 31, 1999. The increase was due to slightly higher administrative costs related to growth of the Company's operations. Despite the increased costs, general and administrative expenses, as a percentage of revenues, decreased to 7.5% for the three months ended December 31, 2000 from 9.2% for the three months ended December 31, 1999.

INTEREST EXPENSE

The Company's interest expense for the quarter ended December 31, 2000 decreased $3,533,000, or 19.5%, to $14,581,000, from $18,114,000 for the three months ended December 31, 1999. The decrease was primarily due to a significant reduction in the Company's long-term debt using proceeds from the Equity Offering and operating cash flow partially offset by higher interest rates. Included in the interest expense was the amortization of debt issuance costs of $1,008,000 and $1,292,000 for the three months ended December 31, 2000 and 1999, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense for the quarter ended December 31, 2000 decreased $80,000, or 10.1%, to $709,000 from $789,000 for the three months ended December 31, 1999. The decrease was largely due to an improvement in market conditions for its customers.

EXTRAORDINARY GAIN

In connection with the Company's retirement of long-term debt during the three months ended December 31, 2000 and its recognition of the income and the accelerated amortization of a portion of unamortized debt issuance costs associated with such debt retirement, the Company recognized a net after-tax extraordinary gain of $68,000.

INCOME TAXES

The Company's income tax expense for the quarter ended December 31, 2000 increased $9,229,000 to an expense of $6,969,000 from a benefit of $2,260,000 for the three months ended December 31, 1999. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the three months ended December 31, 2000 and 1999 was 39% and 28%, respectively. The effective tax rates vary from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company expects to remit only a minimal amount of federal income taxes for fiscal 2001 because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

SIX MONTHS ENDED DECEMBER 31, 2000 VERSUS SIX MONTHS ENDED DECEMBER 31, 1999

The Company's revenue for the first six months of fiscal 2001 totaled $395,590,000, representing an increase of $86,309,000, or 27.9%, as compared to the prior year period. The increase in the current period reflects higher activity levels and improved rates. The Company's net income for the first six months of fiscal 2001 totaled $19,869,000, or $0.20 per share, versus a net loss of $15,144,000, or $0.18 per share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Revenues from well servicing activities for the six months ended December 31, 2000 increased $75,676,000, or 28.1%, to $345,215,000 from
$269,539,000 for the six months ended December 31, 1999. The increase in revenues was primarily due to improved equipment utilization and higher rig, fluid hauling and ancillary equipment rates.

CONTRACT DRILLING. Revenues from contract drilling activities for the six months ended December 31, 2000 increased $11,653,000, or 33.6%, to $46,323,000 from $34,670,000 for the six months ended December 31, 1999. The increase in revenues was primarily due to improved equipment utilization and higher rig rates.

OIL AND NATURAL GAS PRODUCTION. Revenues from oil and natural gas production activities for the six months ended December 31, 2000 decreased $1,737,000, or 37.3%, to $2,925,000 from $4,662,000 for the six months ended December 31, 1999. The decrease in revenues was due to the effect of the volumetric production payment, price collars and lower production volumes.

OPERATING EXPENSES

WELL SERVICING. Expenses related to well servicing activities for the six months ended December 31, 2000 increased $31,643,000, or 16.0%, to $229,809,000 from $198,166,000 for the six months ended December 31, 1999. The increase was primarily due to a higher level of activity, increased wages and the cost of bringing crews and previously idle equipment on line. Well servicing expenses, as a percentage of well servicing revenue, decreased to 66.6% for the six months ended December 31, 2000 from 73.5% for the six months ended December 31, 1999.

CONTRACT DRILLING. Expenses related to contract drilling activities for the six months ended December 31, 2000 increased $5,781,000, or 19.2%, to $35,818,000 from $30,037,000 for the six months ended December 31, 1999. The increase was primarily due to higher wages and the cost of bringing crews and previously idle equipment on line and was partially offset by a shift away from turnkey contracts to footage and day rates. Contract drilling expenses, as a percentage of contract drilling revenues, decreased to 77.3% for the six months ended December 31, 2000 from 86.6% for the six months ended December 31, 1999.

OIL AND NATURAL GAS PRODUCTION. Expenses related to oil and natural gas production activities for the six months ended December 31, 2000 increased $52,000, or 2.7%, to $1,988,000 from $1,936,000 for the six months ended
December 31, 1999. The decrease in production costs is primarily due to lower production volumes.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the six months ended December 31, 2000 increased $1,581,000, or 4.5%, to $36,457,000 from $34,876,000 for the six months ended December 31, 1999. The increase is due to increased capital expenditures during the past twelve months as the Company refurbished equipment and increased utilization of its contract drilling equipment (which it depreciates based on utilization).

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the six months ended December 31, 2000 increased $989,000, or 3.5%, to $29,631,000 from
$28,642,000 for the six months ended December 31, 1999. The increase was due to slightly higher administrative costs related to growth of the Company's operations. Despite the increased costs, general and administrative expenses, as a percentage of revenues, decreased to 7.5% for the six months ended December 31, 2000 from 9.3% for the six months ended December 31, 1999.

INTEREST EXPENSE

The Company's interest expense for the six months ended December 31, 2000 decreased $4,810,000, or 13.5%, to $30,692,000, from $35,502,000 for the six months ended December 31, 1999. The decrease was primarily due to a significant reduction in the Company's long-term debt using proceeds from the Equity Offering and operating cash flow, partially offset by higher interest rates. Included in the interest expense was the amortization of debt issuance costs of $2,416,000 and $2,547,000 for the six months ended December 31, 2000 and 1999, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense for the six months ended December 31, 2000 decreased $363,000, or 28.7%, to $903,000 from $1,266,000 for the six months ended December 31, 1999. The decrease was largely due to an improvement in market conditions for its customers.

EXTRAORDINARY GAIN

In connection with the Company's retirement of long-term debt during the six months ended December 31, 2000 and its recognition of the income and the accelerated amortization of a portion of unamortized debt issuance costs associated with such debt retirement, the Company recognized a net after-tax extraordinary gain of $1,265,000.

INCOME TAXES

The Company's income tax expense for the six months ended December 31, 2000 increased $17,688,000 to an expense of $11,688,000 from a benefit of $6,000,000 for the six months ended December 31, 1999. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the six months ended December 31, 2000 and 1999 was 39% and 28%, respectively. The effective tax rates vary from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company expects to remit only a minimal amount of federal income taxes for fiscal 2001 because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

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

As of December 31, 2000, the Company had working capital (excluding the current portion of long-term debt) of approximately $92,568,000 which includes cash and cash equivalents of approximately $1,919,000 as compared to working capital (excluding the current portion of long-term debt) of approximately $175,396,000, which includes and cash and cash equivalents of approximately $109,873,000 as of June 30, 2000. The decrease in working capital is primarily due to the use of cash to repay long-term debt during the six month period ended December 31, 2000. Working capital at December 31, 2000, excluding the change in cash, actually increased from June 30, 2000 due to continuing improvement in operating results and timing differences related to cash receipts and disbursements.

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

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of December 31, 2000, the Company had a senior credit facility (the "Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $150,000,000 revolving loan facility and $131,414,769 in Tranche B term loans. In addition, up to $20,000,000 of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. As of December 31, 2000, approximately $53,500,000 was drawn under the revolving loan facility and approximately $13,995,000 of letters of credit related to workman's compensation insurance were outstanding.

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

14% SENIOR SUBORDINATED NOTES

On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase (as subsequently adjusted) 2,173,433 shares of the Company's common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the private placement, net of fees and expenses, were used to repay substantially all of the remaining $148,600,000 principal (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility and the Dawson 9 3/8% Senior Notes. The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. At December 31, 2000, $150,000,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. As of December 31, 2000, 55,750 Unit Warrants had been exercised leaving 94,250 Unit Warrants outstanding.

5% CONVERTIBLE SUBORDINATED NOTES

On September 25, 1997, the Company completed an initial closing of its private placement of $200,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16,000,000 of the 5% Convertible Subordinated Notes pursuant to the exercise of the remaining portion of an over-allotment option. The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. During the quarter ended December 31, 2000, the Company repurchased (and canceled) $3,000,000 principal amount of the 5% Convertible Subordinated Notes, leaving $192,614,000 principal amount of the 5% Convertible Subordinated Notes outstanding at December 31, 2000.

7% CONVERTIBLE SUBORDINATED DEBENTURES

In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures"). The 7% Convertible Subordinated Debentures were subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The Debentures were convertible, at any time prior to maturity, at the holders' option, into shares of the Company's common stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, holders who converted prior to July 1, 1999 were entitled to receive a payment, in cash or the Company's common stock (at the Company's option) generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999. During the quarter ended September 30, 2000, $985,000 principal amount of the 7% Convertible Subordinated Debentures were surrendered for conversion by the holders thereof and 101,025 shares of common stock were issued on September 1, 2000. On September 1, 2000 the remaining $15,000 principal amount of the outstanding 7% Convertible Subordinated Debentures was redeemed at 103% of the principal amount plus accrued interest, leaving none outstanding as of September 30, 2000.

DAWSON 9 3/8% SENIOR NOTES

In February 1997, Dawson issued $140,000,000 9 3/8% Senior Notes due 2007
(the "Dawson 9 3/8% Senior Notes"). As a result of the Dawson acquisition, the Company assumed Dawson's obligations under the Dawson 9 3/8% Senior Notes which were equally and ratably secured with the obligations under the Senior Credit Facility. As a result of mandatory tender offer made in connection with the Dawson acquisition, only $1,406,000 principal amount of the Dawson
9 3/8% Senior Notes remained outstanding at March 31, 2000. During the quarter ended June 30, 2000, the Company purchased (and canceled) $300,000 of the Dawson 9 3/8% Senior Notes. During the quarter ended September 30, 2000, the Company repurchased (and canceled) $800,000 principal amount of the Dawson
9 3/8% Senior Notes. As of December 31, 2000 $306,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Company's potential exposure to market risk. The term "market risk" refers to the risk of loss arising from adverse changes in foreign currency exchange, interest rates and oil and natural gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.

                               INTEREST RATE RISK

At December 31, 2000, Key had long-term debt outstanding of $542,742,000. Of this amount $338,117,000 or 62%, bears interest at fixed rates as follows:

                                                            (thousands)
                                                             Balance at
                                                              12/31/00
                                                            ------------
  5% Convertible Subordinated Notes Due 2004...............   $192,614
  14% Senior Subordinated Notes Due 2009...................    144,022
  Dawson 9 3/8% Senior Notes Due 2007......................        306
  Other (rates generally ranging from 8.0% to 8.5%)........      1,175
                                                            ------------
                                                              $338,117
                                                            ============

The remaining $204,625,000 of debt outstanding as of December 31, 2000 bears interest at floating rates which averaged approximately 10.16% at December 31, 2000. A 10% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2000 would equal approximately 102 basis points. Such an increase in interest rates would increase Key's fiscal

2001 interest expense by approximately $2.1 million assuming borrowed amounts remain outstanding.

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

As of December 31, 2000, Key had oil and natural gas price collars in place which represented 5,000 barrels of oil production per month and approximately 40,000 Mmbtu of natural gas production per month. The total fiscal 2001 hedged oil and natural gas volumes represent 28% and 22% respectively, of expected calendar year total production.

The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at December 31, 2000:

                          Monthly Volume
                           Oil      Gas                       Strike Price
                          (Bbls)  (Mmbtu)       Term          Per Bbl/Mmbtu   Fair Value
                         -------- -------  -----------------  -------------   -----------
At December 31, 2000
   Oil Collars.........   4,000     -      Jan 2001-Feb 2001  $22.20-$26.50            -
                          5,000     -      Mar 2001-Feb 2002  $19.70-$23.70      (21,346)
   Gas Collars.........     -     30,000   Jan 2001-Feb 2001   $2.60-$3.19      (380,976)
                            -     40,000   Mar 2001-Feb 2002   $2.40-$2.91    (1,006,133)

(The strike prices for oil are based on the NYMEX spot price for West Texas Intermediate; the strike prices for natural gas are based on the Inside FERC-West Texas Waha spot price).

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              On December 8, 2000, a meeting of the holders of Common Stock was held to elect the Company's Board of Directors. Only the holders of record as of the close of business on October 23, 2000 (the "Record Date") were entitled to notice of and to vote at the meeting and at any adjournment thereof. On the Record Date, the outstanding number of shares entitled to vote consisted of 97,030,360 shares of the Company's common stock. The stockholders took the following action at the meeting:

              Elected the following seven Directors, with the votes indicated opposite each director's name:

                                        For                       Against
                                    ----------                   ---------
Francis D. John                     91,337,162                   1,401,091
Kevin P. Collins                    89,639,410                   3,098,843
William D. Fertig                   91,335,665                   1,399,388
William Manly                       91,337,450                   1,400,803
W. Phillip Marcum                   89,697,220                   3,041,003
David J. Breazzano                  91,338,615                   1,399,638
Morton Wolkowitz                    91,335,665                   1,402,588

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)     Exhibits

                      None

              (e) No reports on Form 8-K were filed during the quarter ended December 31, 2000.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              KEY ENERGY SERVICES, INC.




Dated: February 14, 2001             By: /s/ FRANCIS D. JOHN
                                         --------------------------------
                                         Francis D. John
                                         President and Chief Executive Officer



Dated: February 14, 2001             By: /s/ THOMAS K. GRUNDMAN
                                         --------------------------------
                                         Thomas K. Grundman
                                         Chief Financial Officer and
                                         Chief Accounting Officer