Form 10-K/A
period 2000-06-30
KEY ENERGY SERVICES INC
filed 2001-02-28
CIK 318996

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of February 23, 2001: 97,757,756 was approximately $1,074,358.

    Common Shares outstanding at February 23, 2001:  98,338,411

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders were incorporated by reference in the Company's 10K.

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

                                     PART I

ITEM 1.  BUSINESS.

                                  THE COMPANY

    Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,400 well service rigs and 1,200 fluid hauling and other oilfield vehicles as of June 30, 2000. Key provides a complete range of well services to major and independent oil and natural gas production companies, including: rig-based well maintenance, workover, completion, and recompletion services (including horizontal recompletions); oilfield trucking services; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Ontario, Canada. Key is also a leading onshore drilling contractor, with 73 land drilling rigs as of June 30, 2000. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin region and Texas Panhandle.

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

    This increase in commodity prices led to an increase in the demand for Key's services and equipment during fiscal 2000 as Key's customers increased their exploration and development activities in Key's primary market areas. This increase in demand resulted in sequential increases in cash flow and net income in each quarter of fiscal 2000 over the immediately preceding quarter while revenues increased sequentially in three of the four quarters during that period. Key expects demand for its services to remain at or above current levels as long as commodity prices remain at or near their current levels.

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

                                                       KEY ENERGY SERVICES, INC.
                                                       (Registrant)

Dated: February 27, 2001                               By:               /s/ FRANCIS D. JOHN
                                                            ---------------------------------------------
                                                                           Francis D. John
                                                                  CHAIRMAN OF THE BOARD, PRESIDENT,
                                                                     AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: February 27, 2001                               By:               /s/ FRANCIS D. JOHN
                                                            ---------------------------------------------
                                                                           Francis D. John
                                                                  CHAIRMAN OF THE BOARD, PRESIDENT,
                                                                     AND CHIEF EXECUTIVE OFFICER

Dated: February 27, 2001                               By:             /s/ THOMAS K. GRUNDMAN
                                                            ---------------------------------------------
                                                                         Thomas K. Grundman
                                                                       CHIEF FINANCIAL OFFICER
                                                                    AND CHIEF ACCOUNTING OFFICER

Dated: February 27, 2001                               By:              /s/ MORTON WOLKOWITZ
                                                            ---------------------------------------------
                                                                          Morton Wolkowitz
                                                                              DIRECTOR

Dated: February 27, 2001                               By:             /s/ DAVID J. BREAZZANO
                                                            ---------------------------------------------
                                                                         David J. Breazzano
                                                                              DIRECTOR

Dated: February 27, 2001                               By:                /s/ WILLIAM MANLY
                                                            ---------------------------------------------
                                                                            William Manly
                                                                              DIRECTOR

Dated: February 27, 2001                               By:              /s/ KEVIN P. COLLINS
                                                            ---------------------------------------------
                                                                          Kevin P. Collins
                                                                              DIRECTOR

Dated: February 27, 2001                               By:              /s/ W. PHILLIP MARCUM
                                                            ---------------------------------------------
                                                                          W. Phillip Marcum
                                                                              DIRECTOR

Dated: February 27, 2001                               By:              /s/ WILLIAM D. FERTIG
                                                            ---------------------------------------------
                                                                          William D. Fertig
                                                                              DIRECTOR