Form 10-Q
period 2001-03-31
KEY ENERGY SERVICES INC
filed 2001-05-15
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                          Commission file number 1-8038
                                                 ------

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                04-2648081
                   --------                                ----------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)


   TWO TOWER CENTER, 20TH FLOOR, EAST BRUNSWICK, NJ                     08816
   --------------------------------------------------------------------------
   (Address of principal executive offices)                          (ZIP Code)

        Registrant's telephone number including area code: (732) 247-4822
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


            Common Shares outstanding at May 14, 2001 - 100,891,327

                            KEY ENERGY SERVICES, INC.


                                      INDEX

--------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                      Consolidated Balance Sheets as of
                      March 31, 2001 (unaudited) and June 30, 2000.......................................3

                      Unaudited Consolidated Statements of
                      Operations for the Three and Nine Months Ended
                      March 31, 2001 and 2000............................................................4

                      Unaudited Consolidated Statements of
                      Cash Flows for the Three and Nine Months Ended
                      March 31, 2001 and 2000............................................................5

                      Consolidated Statements of Comprehensive
                      Income for the Three and Nine Months Ended
                      March 31, 2001 and 2000............................................................6

                      Notes to Consolidated Financial Statements.........................................7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........................................12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk............................20

PART  II. OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................22

Item 2.           Changes in Securities and Use of Proceeds.............................................22

Item 3.           Defaults Upon Senior Securities.......................................................22

Item 4.           Submission of Matters to a Vote of Security Holders...................................22

Item 5.           Other Information.....................................................................22

Item 6.           Exhibits and Reports on Form 8-K......................................................22

Signatures..............................................................................................24

                            KEY ENERGY SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                               MARCH 31, 2001        JUNE 30, 2000
                                                                            ----------------------   -------------
                                                                                 (UNAUDITED)
                                                                                   (THOUSANDS, EXCEPT SHARE DATA)
                                                         ASSETS
Current assets:
  Cash...................................................................              $2,295         $109,873
  Accounts receivable, net of allowance for doubtful accounts of $3,979 and $3,189, at March 31, 2001 and June 30, 2000,
  respectively...........................................................             162,831          123,203
  Inventories............................................................              17,763           10,028
  Prepaid income taxes...................................................                   -            5,588
  Prepaid expenses and other current assets..............................               7,234            4,897
                                                                                ----------------  ------------------
Total current assets.....................................................             190,123          253,589
                                                                                ----------------  ------------------
Property and equipment:
  Oilfield service equipment.............................................             703,373          668,107
  Contract drilling equipment............................................             115,372          105,454
  Motor vehicles.........................................................              61,450           55,042
  Oil and natural gas properties and other related equipment,
   successful efforts method.............................................              44,154           43,855
  Furniture and equipment................................................              21,292           11,013
  Buildings and land.....................................................              37,453           36,966
                                                                                ----------------  ------------------
                                                                                      983,094          920,437
Accumulated depreciation & depletion.....................................            (206,887)        (159,876)
                                                                                ----------------  ------------------
Net property and equipment...............................................             776,207          760,561
                                                                                ----------------  ------------------
  Goodwill, net..........................................................             192,207          198,633
  Deferred costs, net....................................................              18,759           18,855
  Notes receivable - related parties.....................................               4,725            5,150
  Other assets...........................................................               9,105            9,477
                                                                                ----------------  ------------------
  Total assets...........................................................          $1,191,126       $1,246,265
                                                                                ================  ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................             $42,391          $35,801
  Other accrued liabilities..............................................              37,099           26,398
  Accrued  interest......................................................               5,889           15,994
  Oil and natural gas collars............................................               1,081                -
  Current portion of long-term debt......................................               6,973           14,655
                                                                                ----------------  ------------------
Total current liabilities................................................              93,433           92,848
                                                                                ----------------  ------------------
Long-term debt, less current portion.....................................             527,254          651,945
Deferred revenue.........................................................              14,635           17,031
Non-current accrued expenses.............................................               3,201            1,847
Deferred tax liability...................................................             122,951           99,707
Commitments and contingencies............................................                   -                -
Stockholders' equity:
  Common stock, $.10 par value; 200,000,000 shares authorized,
  98,808,457 and 97,209,504 shares issued, at March 31, 2001
  and June 30, 2000, respectively........................................               9,881            9,723
  Additional paid-in capital.............................................             423,751          413,962
  Treasury stock, at cost; 416,666 shares at March 31, 2001
  and June 30, 2000......................................................              (9,682)          (9,682)
  Accumulated other comprehensive income.................................                (463)               8
  Retained earnings (deficit)............................................               6,165          (31,124)
                                                                                ----------------  ------------------
Total stockholders' equity...............................................             429,652          382,887
                                                                                ----------------  ------------------
Total liabilities and stockholders' equity...............................          $1,191,126       $1,246,265
                                                                                ================  ==================


         SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Three Months Ended               Nine Months Ended
                                                                                   March 31,                       March 31,
                                                                              2001          2000            2001            2000
                                                                         ---------------------------------------------------------
                                                                                       (thousands, except per share data)
REVENUES:
   Well servicing......................................................     $198,059      $141,306      $543,274      $410,845
   Contract drilling...................................................       28,259        14,337        74,582        49,007
   Other...............................................................        1,052         2,908         5,104         7,980
                                                                         ---------------------------   ---------------------------
                                                                             227,370       158,551       622,960       467,832
                                                                         ---------------------------   ---------------------------
COSTS AND EXPENSES:
   Well servicing......................................................      127,516        99,320       357,325       297,486
   Contract drilling...................................................       19,730        12,285        55,548        42,322
   Depreciation, depletion and amortization............................       19,703        18,264        56,160        53,140
   General and administrative..........................................       17,552        14,849        47,183        43,491
   Bad debt expense....................................................          329           160         1,232         1,426
   Interest............................................................       13,453        18,636        44,145        54,138
   Other costs and expenses............................................        1,175           767         3,163         2,703
                                                                         ---------------------------   ---------------------------
                                                                             199,458       164,281       564,756       494,706
                                                                         ---------------------------   ---------------------------
Income (loss) before income taxes......................................       27,912        (5,730)       58,204       (26,874)
Income tax benefit (expense)...........................................      (10,325)        1,580       (22,013)        7,580
                                                                         ---------------------------   ---------------------------

Income (loss) before extraordinary gain (loss).........................       17,587        (4,150)       36,191       (19,294)
Extraordinary gain (loss) on extinguishment of debt, less applicable income tax benefit of $98 and income tax expense of  $651, for the
three and nine months ended March 31, 2001, respectively...............         (167)            -         1,098             -
                                                                         ---------------------------   ---------------------------

NET INCOME (LOSS)......................................................      $17,420       $(4,150)      $37,289      $(19,294)
                                                                         ===========================   ===========================
EARNINGS (LOSS) PER SHARE :
   Basic - before extraordinary gain (loss)............................        $0.18        $(0.05)        $0.37        $(0.23)
   Extraordinary gain (loss), net of tax...............................         -             -             0.01          -
                                                                         ---------------------------   ---------------------------
   Basic - after extraordinary gain  (loss)............................        $0.18        $(0.05)        $0.38        $(0.23)
                                                                         ===========================   ===========================
   Diluted - before extraordinary gain (loss)..........................        $0.17        $(0.05)        $0.36        $(0.23)
   Extraordinary gain (loss), net of tax...............................         -             -             0.01          -
                                                                         ---------------------------   ---------------------------
   Diluted - after extraordinary gain (loss)...........................        $0.17        $(0.05)        $0.37        $(0.23)
                                                                         ===========================   ===========================

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic...............................................................       98,211        84,633        97,537        83,646
   Diluted.............................................................      103,524        84,633       101,969        83,646


         SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended            Nine Months Ended
                                                                                 March 31,                    March 31,
                                                                           2001             2000         2001            2000
                                                                     --------------------------------------------------------------
                                                                                               (thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................      $17,420           $(4,150)     $37,289        $(19,294)
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO
   NET CASH PROVIDED BY (USED IN) OPERATIONS:
     Depreciation, depletion and amortization......................       19,703            18,264       56,160          53,140
     Bad debt expense..............................................          329               160        1,232           1,426
     Amortization of deferred debt costs...........................          928             1,273        3,344           3,820
     Deferred income taxes.........................................       10,325            (1,580)      22,013          (7,580)
     (Gain) loss on sale of fixed assets...........................           50                87           10             283
     Other non-cash items..........................................          438              (214)       2,058             300
     Extraordinary (gain) loss, net of tax                                   167                 -       (1,098)              -
  CHANGE IN ASSETS AND LIABILITIES NET OF EFFECTS FROM THE
    ACQUISITIONS:
    (Increase) decrease in accounts receivable.....................      (18,347)              734      (40,860)        (23,957)
    (Increase) decrease in other current assets....................       (4,284)            3,296       (4,484)         (5,110)
    Increase (decrease) in accounts payable, accrued interest and
    accrued expenses...............................................       11,583            (9,483)       8,267           1,849
    Other assets and liabilities...................................       (1,627)           (1,336)        (698)         (3,300)
                                                                     -------------------------------  -----------------------------
  Net cash provided by (used in) operating activities..............       36,685             7,051       83,233           1,577
                                                                     -------------------------------  -----------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - well servicing............................      (13,492)           (6,324)     (30,587)        (15,769)
  Capital expenditures - contract drilling.........................       (4,913)             (973)     (12,087)         (4,194)
  Capital expenditures - other.....................................       (5,123)             (942)     (11,215)         (2,910)
  Proceeds from sale of fixed assets...............................          478               383        1,430           2,352
  Notes receivable from related parties............................            -                 -            -          (2,065)
  Acquisitions - well servicing....................................         (270)                -       (1,970)              -
  Acquisitions - contract drilling.................................            -                 -         (800)              -
                                                                     -------------------------------  -----------------------------
  Net cash provided by (used in) investing activities..............      (23,320)           (7,856)     (55,229)        (22,586)
                                                                     -------------------------------  -----------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and capital lease obligations........     (208,760)          (11,703)    (336,789)        (17,775)
  Borrowings under line-of-credit..................................       24,000                 -       28,000          12,000
  Equity offering expenses.........................................         (132)                -         (310)              -
  Proceeds from long-term debt.....................................      175,000                 -      175,000               -
  Debt issuance costs..............................................       (4,372)                -       (4,372)              -
  Proceeds from forward sale.......................................            -            20,000            -          20,000
  Proceeds from warrants and stock options exercised...............        1,275             5,907        2,897           5,907
  Other............................................................            -                 -           (8)              -
                                                                     -------------------------------  -----------------------------
  Net cash provided by (used in) financing activities..............      (12,989)           14,204     (135,582)         20,132
                                                                     -------------------------------  -----------------------------
  Net increase (decrease) in cash and cash equivalents.............          376            13,399     (107,578)           (877)
  Cash and cash equivalents at beginning of period ................        1,919             9,202      109,873          23,478
                                                                     -------------------------------  -----------------------------
  Cash and cash equivalents at end of period.......................       $2,295           $22,601       $2,295         $22,601
                                                                     ===============================  =============================


         SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                           Three Months Ended              Nine Months Ended
                                                                               March 31,                       March 31,
                                                                          2001            2000            2001            2000
                                                                      --------------- --------------  --------------- --------------
                                                                                               (thousands)
NET INCOME (LOSS)...................................................    $17,420         $(4,150)        $37,289        $(19,294)

OTHER COMPREHENSIVE INCOME (LOSS):
  Derivative transition adjustment (See Note 7).....................          -               -            (778)              -
  Oil and natural gas collar liability adjustment, net of tax
  (See Note 7)......................................................        (29)              -             (81)              -
  Amortization of oil and natural gas collar derivative (See Note
  7)................................................................        153               -             445               -
  Foreign currency translation gain, net of tax.....................        (61)             26             (57)             26
                                                                      --------------- --------------  --------------- --------------

COMPREHENSIVE INCOME (LOSS).........................................    $17,483         $(4,124)        $36,818        $(19,268)
                                                                      =============== ==============  =============== ==============


         SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company") and its wholly-owned subsidiaries as of March 31, 2001 and for the three and nine month periods ended March 31, 2001 and 2000 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000. The results of operations for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2001.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the three and nine-month periods ended March 31, 2000 to conform to the presentation for the three and nine month periods ended March 31, 2001.

Oil and natural gas production revenues and related expenses have been reclassified and included with other revenues and other costs and expenses, respectively, because the Company does not believe this business segment is material to the Company's consolidated financial statements.

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

                                                               THREE MONTHS                     NINE MONTHS
                                                                   ENDED                           ENDED
                                                                 MARCH 31,                       MARCH 31,
                                                             2001          2000             2001          2000
                                                         -------------- ------------     ------------ --------------
                                                           (THOUSANDS, EXCEPT PER            (THOUSANDS, EXCEPT
                                                                 SHARE DATA)                   PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
   Income (loss) before extraordinary gain (loss)......    $17,587       $(4,150)          $36,191     $(19,294)
   Extraordinary gain (loss), net of tax...............       (167)            -             1,098            -
                                                         -------------- ------------     ------------- -------------
   Net income (loss)...................................    $17,420       $(4,150)          $37,289     $(19,294)
                                                         ============== ============     ============= =============
DENOMINATOR
  Weighted average common shares outstanding...........     98,211        84,633            97,537       83,646
                                                         -------------- ------------     ------------- -------------
BASIC EPS:
   Before extraordinary gain (loss)....................      $0.18        $(0.05)            $0.37       $(0.23)
   Extraordinary gain (loss), net of tax...............       -             -                 0.01         -
                                                         -------------- ------------     ------------- -------------
   After extraordinary gain (loss).....................      $0.18        $(0.05)            $0.38       $(0.23)
                                                         ============== ============     ============= =============
DILUTED EPS COMPUTATION:
NUMERATOR
  Income (loss) before extraordinary gain (loss).......    $17,587       $(4,150)          $36,191     $(19,294)
   Effect of dilutive convertible  securities, tax
   effected............................................          -             -                 8            -
   Extraordinary gain (loss), net of tax...............       (167)            -             1,098            -
                                                         -------------- ------------     ------------- -------------
   Net income (loss)...................................    $17,420       $(4,150)          $37,297     $(19,294)
                                                         ============== ============     ============= =============
DENOMINATOR
  Weighted average common shares outstanding...........     98,211        84,633            97,537       83,646
  Warrants.............................................        869             -               781            -
  Stock options........................................      4,444             -             3,627            -
  7% Convertible Debentures............................          -             -                24            -
                                                         -------------- ------------     ------------- -------------
                                                           103,524        84,633           101,969       83,646
                                                         -------------- ------------     ------------- -------------
DILUTED EPS:
   Before extraordinary gain  (loss)...................      $0.17        $(0.05)            $0.36       $(0.23)
   Extraordinary gain (loss), net of tax...............       -             -                 0.01         -
                                                         -------------- ------------     ------------- -------------
   After extraordinary gain (loss).....................      $0.17        $(0.05)            $0.37       $(0.23)
                                                         ============== ============     ============= =============



The diluted earnings per share calculation for the three and nine month periods ended March 31, 2001 excludes the effect of the exercise of 375,000 stock options and the conversion of the Company's 5% Convertible Subordinated Notes because the effects of such instruments on earnings per share would be anti-dilutive.

The diluted earnings per share calculation for the three and nine month periods ended March 31, 2000 excludes the effect of the conversion all of the Company's convertible debt and the exercise of all of the Company's outstanding warrants and stock options because the effects of such instruments on loss per share would be anti-dilutive.

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

5.  INDUSTRY SEGMENT INFORMATION

The Company's reportable business segments are well servicing and contract drilling. Oil & natural gas production operations were previously separately presented as a reportable business segment and are now included in corporate/other.

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

                                                              WELL        CONTRACT      CORPORATE
                                                            SERVICING     DRILLING       /OTHER           TOTAL
                                                            ---------     --------       ------           -----
THREE MONTHS ENDED MARCH 31, 2001
Operating revenues......................................     $198,059       $28,259        $1,052        $227,370
Operating profit .......................................       70,543         8,529          (123)         78,949
Depreciation, depletion and amortization................       16,496         2,009         1,198          19,703
Interest expense........................................          393             -        13,060          13,453
Net income (loss) before extraordinary gain (loss)*.....       29,084         3,014       (14,511)         17,587
Identifiable assets.....................................      648,019        93,926       256,974         998,919
Capital expenditures (excluding acquisitions)...........       13,492         4,913         5,123          23,528

THREE MONTHS ENDED MARCH 31, 2000
Operating revenues......................................     $141,306       $14,337        $2,908        $158,551
Operating profit........................................       41,986         2,052         2,141          46,179
Depreciation, depletion and amortization................       14,701         2,735           828          18,264
Interest expense........................................          969             -        17,667          18,636
Net income (loss) before extraordinary gain (loss)*.....       15,970        (2,253)      (17,867)         (4,150)
Identifiable assets.....................................      735,368       109,983       102,559         947,910
Capital expenditures (excluding acquisitions)...........        6,324           973           942           8,239


*Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.


Operating revenues for the Company's foreign operations for the three months ended March 31, 2001 and 2000 were $12.1 million and $8.2 million, respectively. Operating profits for the Company's foreign operations for the three months ended March 31, 2001 and 2000 were $3.1 million and $1.3 million, respectively. The Company had $70.8 million and $60.9 million of identifiable assets as of March 31, 2001 and 2000, respectively, related to foreign operations.

                                                              WELL        CONTRACT      CORPORATE
                                                            SERVICING     DRILLING        /OTHER         TOTAL
                                                            ---------     --------        ------         -----
NINE MONTHS ENDED MARCH 31, 2001
Operating revenues......................................     $543,274       $74,582         $5,104       $622,960
Operating profit .......................................      185,949        19,034          1,941        206,924
Depreciation, depletion and amortization................       47,446         5,705          3,009         56,160
Interest expense........................................        1,496             -         42,649         44,145
Net income (loss) before extraordinary gain (loss)*.....       75,583         4,876        (44,268)        36,191
Identifiable assets.....................................      648,019        93,926        256,974        998,919
Capital expenditures (excluding acquisitions)...........       30,587        12,087         11,215         53,889

NINE MONTHS ENDED MARCH 31, 2000
Operating revenues......................................     $410,845       $49,007         $7,980       $467,832
Operating profit........................................      113,359         6,685          5,277        125,321
Depreciation, depletion and amortization................       44,273         6,323          2,544         53,140
Interest expense........................................        2,390             -         51,748         54,138
Net income (loss) before extraordinary gain (loss)*.....       37,930        (4,167)       (53,057)       (19,294)
Identifiable assets.....................................      735,368       109,983        102,559        947,910
Capital expenditures (excluding acquisitions)...........       15,769         4,194          2,910         22,873


*Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company's foreign operations for the nine months ended March 31, 2001 and 2000 were $35.6 million and $23.8 million, respectively. Operating profits for the Company's foreign operations for the nine months ended March 31, 2001 and 2000 were $8.4 million and $4.6 million, respectively. The Company had $70.8 million and $60.9 million of identifiable assets as of March 31, 2001 and 2000, respectively, related to foreign operations.


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

FREESTANDING DERIVATIVES. On March 30, 2000 the Company entered into a collar arrangement for a 22-month period whereby the Company will pay if the specified price is above the cap index and the counterparty will pay if the price should fall below the floor index. The combination of the floor and cap results in a determinable cash flow for those production streams over that time period.

Prior to the adoption of SFAS No. 133, these collars were accounted for as cash flow type hedges. Accordingly, the transition adjustment resulted in recording a $778,000 liability for the fair value of the collars to accumulated other comprehensive income, of which $423,000 was recognized in earnings during the nine months ended March 31, 2001. It is estimated that $355,000 of this transition adjustment will be recognized in earnings over the next twelve months. While this arrangement was intended to be an economic hedge, as of July 1, 2000, the Company had not documented the oil and natural gas collars as cash flow hedges and therefore has included a charge of $565,000 for the increase in the fair value of the liability as of September 30, 2000 in other income and expense. As of October 1, 2000, the Company has documented these collars as cash flow hedges. During the quarter ended March 31, 2001, the Company recorded a decrease in the derivative liability of $327,000, of which $8,000 represented ineffectiveness and was debited to earnings.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   NOTE REGARDING FORWARD - LOOKING STATEMENTS

The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

         o fluctuations in world-wide prices and demand for oil and natural gas;

         o fluctuations in the level of oil and natural gas exploration and development activities;

         o fluctuations in the demand for well servicing, contract drilling and ancillary oilfield services;

         o the existence of competitors, technological changes and developments in the industry;

         o the existence of operating risks inherent in well servicing, contract drilling and ancillary oilfield services; and

         o general economic conditions, the existence of regulatory uncertainties, the possibility of political instability in any of the countries in which the Company does business, in addition to the other matters discussed herein.

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 VERSUS THREE MONTHS ENDED MARCH  31, 2000

The Company's revenue for the third quarter of fiscal 2001 totaled $227,370,000, representing an increase of $68,819,000, or 43.4 %, as compared to the prior year period. The increase in the current period reflects higher activity levels and improved rates. The Company's net income for the third quarter of fiscal 2001 totaled $17,420,000, or $0.18 per basic share, versus a net loss of $4,150,000, or $0.05 per basic share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Revenues from well servicing activities for the quarter ended March 31, 2001 increased $56,753,000, or 40.1%, to $198,059,000 from
$141,306,000 for the three months ended March 31, 2000. The increase in revenues was primarily due to improved equipment utilization and higher rig, fluid hauling and ancillary equipment rates.

CONTRACT DRILLING. Revenues from contract drilling activities for the quarter ended March 31, 2001 increased $13,922,000 or 97.1%, to $28,259,000 from
$14,337,000 for the three months ended March 31, 2000. The increase in revenues was primarily due to improved equipment utilization and higher rig rates.

OPERATING EXPENSES

WELL SERVICING. Expenses related to well servicing activities for the quarter ended March 31, 2001 increased $28,196,000 or 28.4%, to $127,516,000 from
$99,320,000 for the three months
ended March 31, 2000. The increase was primarily due to a higher level of activity, increased wages and the cost of bringing crews and previously idle equipment on line. Well servicing expenses as a percentage of well servicing revenue decreased to 64.3% for the three months ended March 31, 2001 from 70.3% for the three months ended March 31, 2000.

CONTRACT DRILLING. Expenses related to contract drilling activities for the quarter ended March 31, 2001 increased $7,445,000, or 60.6%, to $19,730,000 from
$12,285,000 for the three months ended March 31, 2000. The increase was primarily due to higher wages and the cost of bringing crews and previously idle equipment on line and was partially offset by a shift away from turnkey contracts to footage and day rates. Contract drilling expenses as a percentage of contract drilling revenues decreased to 69.8% for the three months ended March 31, 2001 from 85.7% for the three months ended March 31, 2000.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the quarter ended March 31, 2001 increased $1,439,000, or 7.9%, to $19,703,000 from
$18,264,000 for the three months ended March 31, 2000. The increase is due to increased capital expenditures during the past twelve months as the Company refurbished equipment and increased utilization of its contract drilling equipment (which it depreciates based on utilization).

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the quarter ended March 31, 2001 increased $2,703,000, or 18.2%, to $17,552,000 from $14,849,000 for the three months ended March 31, 2000. The increase was due to slightly higher administrative costs related to growth of the Company's operations. Despite the increased costs, general and administrative expenses as a percentage of revenues decreased to 7.7% for the three months ended March 31, 2001 from 9.4% for the three months ended March 31, 2000.

INTEREST EXPENSE

The Company's interest expense for the quarter ended March 31, 2001 decreased $5,183,000, or 27.8%, to $13,453,000, from $18,636,000 for the three months ended March 31, 2000. The decrease was primarily due to a significant reduction in the Company's long-term debt using proceeds from the Equity Offering and operating cash flow and, to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $928,000 and $1,273,000 for the three months ended March 31, 2001 and 2000, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense for the quarter ended March 31, 2001 increased $169,000, or 105.6%, to $329,000 from $160,000 for the three months ended March 31, 2000. The increase was largely due to growth in the Company's accounts receivable in the preceding twelve months.

EXTRAORDINARY GAIN (LOSS)

During the three months ended March 31, 2001, the Company repurchased $20,000,000 of its long-term debt at a discount and expensed related debt issuance costs which resulted in an after-tax extraordinary loss of $167,000.

INCOME TAXES

The Company's income tax expense for the quarter ended March 31, 2001 increased $11,905,000 to an expense of $10,325,000 from a benefit of $1,580,000 for the three months ended March 31, 2000. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the three months ended March 31, 2001 and 2000 was 38% and 28%, respectively. The effective tax rates vary from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company expects to remit only a minimal amount of federal income taxes for fiscal 2001 because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.


NINE MONTHS ENDED MARCH 31, 2001 VERSUS NINE MONTHS ENDED MARCH 31, 2000

The Company's revenue for the first nine months of fiscal 2001 totaled $622,960,000 representing an increase of $155,128,000, or 33.2%, as compared to the prior year period. The increase in the current period reflects higher activity levels and improved rates. The Company's net income for the first nine months of fiscal 2001 totaled $37,289,000, or $0.37 per basic share, versus a net loss of $19,294,000, or $0.23 per basic share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Revenues from well servicing activities for the nine months ended March 31, 2001 increased $132,429,000, or 32.2%, to $543,274,000 from
$410,845,000 for the nine months ended March 31, 2000. The increase in revenues was primarily due to improved equipment utilization and higher rig, fluid hauling and ancillary equipment rates.

CONTRACT DRILLING. Revenues from contract drilling activities for the nine months ended March 31, 2001 increased $25,575,000, or 52.2%, to $74,582,000 from
$49,007,000 for the nine months ended March 31, 2000. The increase in revenues was primarily due to improved equipment utilization and higher rig rates.

OPERATING EXPENSES

WELL SERVICING. Expenses related to well servicing activities for the nine months ended March 31, 2001 increased $59,839,000, or 20.1%, to $357,325,000 from $297,486,000 for the nine months ended March 31, 2000. The increase was primarily due to a higher level of activity, increased wages and the cost of bringing crews and previously idle equipment on line. Well servicing expenses as a percentage of well servicing revenue decreased to 65.8% for the nine months ended March 31, 2001 from 72.4% for the nine months ended March 31, 2000.

CONTRACT DRILLING. Expenses related to contract drilling activities for the nine months ended March 31, 2001 increased $13,226,000, or 31.2%, to $55,548,000 from
$42,322,000 for the nine months ended March 31, 2000. The increase was primarily due to higher wages and the cost of bringing crews and previously idle equipment on line and was partially offset by a shift away from turnkey contracts to footage and day rates. Contract drilling expenses as a percentage of contract drilling revenues decreased to 74.5% for the nine months ended March 31, 2001 from 86.4% for the nine months ended March 31, 2000.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the nine months ended March 31, 2001 increased $3,020,000, or 5.7%, to $56,160,000 from
$53,140,000 for the nine months ended March 31, 2000. The increase is due to increased capital expenditures during the past twelve months as the Company refurbished equipment and increased utilization of its contract drilling equipment (which it depreciates based on utilization).

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the nine months ended March 31, 2001 increased $3,692,000, or 8.5%, to $47,183,000 from $43,491,000 for the nine months ended March 31, 2000. The increase was due to slightly higher administrative costs related to growth of the Company's operations. Despite the increased costs, general and administrative expenses, as a percentage of revenues, decreased to 7.6% for the nine months ended March 31, 2001 from 9.3% for the nine months ended March 31, 2000.

INTEREST EXPENSE

The Company's interest expense for the nine months ended March 31, 2001 decreased $9,993,000, or 18.5%, to $44,145,000, from $54,138,000 for the nine months ended March 31, 2000. The decrease was primarily due to a significant reduction in the Company's long-term debt using proceeds from the Equity Offering and operating cash flow and, to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $3,344,000 and $3,820,000 for the nine months ended March 31, 2001 and 2000, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense for the nine months ended March 31, 2001 decreased $194,000, or 13.6%, to $1,232,000 from $1,426,000 for the nine months ended March 31, 2000. The decrease was largely due to an improvement in market conditions for its customers.

EXTRAORDINARY GAIN (LOSS)

During the nine months ended March 31, 2001, the Company repurchased $33,996,000 of its long-term debt at a discount, and expensed the related debt issuance costs which resulted in an after-tax extraordinary gain of $1,098,000.

INCOME TAXES

The Company's income tax expense for the nine months ended March 31, 2001 increased $29,593,000 to an expense of $22,013,000 from a benefit of $7,580,000 for the nine months ended March 31, 2000. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the nine months ended March 31, 2001 and 2000 was 38% and 28%, respectively. The effective tax rates vary from the statutory rate of 35% because of the disallowance of certain goodwill amortization, other non-deductible expenses and state and local taxes. The Company expects to remit only a minimal amount of federal income taxes for fiscal 2001 because of the availability of net operating loss carry forwards from fiscal 1999 and previous years.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and the issuance of equity and long-term debt. The Company believes that the current reserves of cash and cash equivalents, access to our existing credit lines, access to capital markets and internally generated cash flow from operations are sufficient to finance the cash requirements of its current and future operations.

As of March 31, 2001, the Company had working capital (excluding the current portion of long-term debt) of approximately $103,663,000 which includes cash and cash equivalents of approximately $2,295,000 as compared to working capital (excluding the current portion of long-term debt) of approximately $175,396,000, which includes and cash and cash equivalents of approximately $109,873,000 as of June 30, 2000. The decrease in working capital is primarily due to the use of cash to repay long-term debt during the nine month period ended March 31, 2001. Working capital at March 31, 2001, excluding the change in cash, actually increased from June 30, 2000 due to continuing improvement in operating results and timing differences related to cash receipts and disbursements.

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

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of March 31, 2001, the Company had a senior credit facility (the "Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $125,000,000 revolving loan facility. In addition, up to $20,000,000 of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. As of March 31, 2001, approximately $20,500,000 was drawn under the revolving loan facility and approximately $13,995,000 of letters of credit related to workman's compensation insurance were outstanding.

The revolving loan bears interest based upon, at the Company's option, the prime rate plus a variable margin of 0.75% to 2.00% or a Eurodollar rate plus a variable margin of 2.25% to 3.50%. The Senior Credit Facility has customary affirmative and negative covenants including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a maximum senior leverage ratio, a minimum net worth and minimum EBITDA ratio as well as restrictions on capital expenditures, acquisitions and dispositions.

8 3/8% SENIOR NOTES

On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The cash proceeds from the private placement, net of fees and expenses, were used to repay all of the remaining balance of the Tranche B term loan under the Senior Credit Facility, and a portion of the revolving loan facility under the Senior Credit Facility. The 8 3/8% Senior Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility and the Dawson 9 3/8% Senior Notes.

14% SENIOR SUBORDINATED NOTES

On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase (as subsequently adjusted) 2,173,433 shares of the Company's Common Stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The cash proceeds from the private placement, net of fees and expenses, were used to repay substantially all of the remaining $148,600,000 principal (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. ("Dawson"). The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the Dawson 9 3/8% Senior Notes and the 8 3/8 % Senior Notes. The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. At March 31, 2001, $150,000,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. As of March 31, 2001, 55,750 Unit Warrants had been exercised leaving 94,250 Unit Warrants outstanding.

5% CONVERTIBLE SUBORDINATED NOTES

On September 25, 1997, the Company completed an initial closing of its private placement of $200,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). On October 7, 1997, the Company completed a second closing of its private placement of an additional $16,000,000 of the 5% Convertible Subordinated Notes pursuant to the exercise of the remaining portion of an over-allotment option. The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the Dawson 9 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. During the quarter ended March 31, 2001, the Company repurchased (and canceled) $20,000,000 principal amount of the 5% Convertible Subordinated Notes, leaving $172,614,000 principal amount of the 5% Convertible Subordinated Notes outstanding at March 31, 2001.

7% CONVERTIBLE SUBORDINATED DEBENTURES

In July 1996, the Company completed a $52,000,000 private placement of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures"). The 7% Convertible Subordinated Debentures were convertible, at any time prior to maturity, at the holders' option, into shares of the Company's common stock at a conversion price of $9.75 per share, subject to certain adjustments. In addition, holders who converted prior to July 1, 1999 were entitled to receive a payment, in cash or the Company's common stock (at the Company's option) generally equal to 50% of the interest otherwise payable from the date of conversion through July 1, 1999. During the quarter ended September 30, 2000, $985,000 principal amount of the 7% Convertible Subordinated Debentures were surrendered for conversion by the holders thereof and 101,025 shares of common stock were issued on September 1, 2000. On September 1, 2000 the remaining $15,000 principal amount of the outstanding 7% Convertible Subordinated Debentures was redeemed at 103% of the principal amount plus accrued interest, leaving none outstanding as of September 30, 2000.

DAWSON 9 3/8% SENIOR NOTES

In February 1997, Dawson issued $140,000,000 9 3/8% Senior Notes due 2007 (the "Dawson 9 3/8% Senior Notes"). As a result of the Dawson acquisition, the Company assumed Dawson's obligations under the Dawson 9 3/8% Senior Notes which were equally and ratably secured with the obligations under the Senior Credit Facility. As a result of mandatory tender offer made in connection with the Dawson acquisition, only $1,406,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding at March 31, 2000. During the quarter ended June 30, 2000, the Company purchased (and canceled) $300,000 of the Dawson 9 3/8% Senior Notes. During the quarter ended September 30, 2000, the Company repurchased (and canceled)

$800,000 principal amount of the Dawson 9 3/8% Senior Notes. As of March 31, 2001, $306,000 principal amount of the Dawson 9 3/8% Senior Notes remained outstanding.

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

                               INTEREST RATE RISK

At March 31, 2001, Key had long-term debt outstanding of $534,227,000. Of this amount $492,728,000 or 92%, bears interest at fixed rates as follows:

                                                             (thousands)
                                                              Balance at
                                                               3/31/01
                                                           -----------------
8 3/8% Senior Notes Due 2008..............................       $175,000
5% Convertible Subordinated Notes Due 2004................        172,614
14% Senior Subordinated Notes Due 2009....................        144,208
Dawson 9 3/8% Senior Notes Due 2007.......................            306
Other (rates generally ranging from 8.0% to 8.5%).........            600
                                                           -----------------
                                                                 $492,728
                                                           =================

The remaining $41,499,000 of debt outstanding as of March 31, 2001 bears interest at floating rates which averaged approximately 7.41% at March 31, 2001. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2001 would equal approximately 74 basis points. Such an increase in interest rates would increase Key's fiscal 2001 interest expense by approximately $300,000 assuming borrowed amounts remain outstanding.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                              FOREIGN CURRENCY RISK

Key's net assets, net earnings and cash flows from its Argentina subsidiaries are currently not exposed to foreign currency risk, as Argentina's currency is tied to the U.S. dollar. Key's net assets, net earnings and cash flows from its Canadian subsidiary are based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of the Canadian operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

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

As of March 31, 2001, Key had oil and natural gas price collars in place which represented 5,000 barrels of oil production per month and approximately 40,000 Mmbtu of natural gas production per month. The total fiscal 2001 hedged oil and natural gas volumes represent 30% and 23% respectively, of expected calendar year total production.

The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at March 31, 2001:

                               Monthly Volume
                              Oil          Gas                            Strike Price
                             (Bbls)      (Mmbtu)            Term          Per Bbl/Mmbtu        Fair Value
                           ----------- ------------  -------------------  ------------------  --------------
At March 31, 2001
     Oil Collars........       5,000           -      Mar 2001-Feb 2002     $19.70-$23.70       $(128,916)
     Gas Collars........            -     40,000      Mar 2001-Feb 2002      $2.40-$2.91        $(951,908)


(The strike prices for oil are based on the NYMEX spot price for West Texas Intermediate; the strike prices for natural gas are based on the Inside FERC-West Texas Waha spot price).

PART II - OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

      (c) The Company sold the following unregistered securities during the quarter ended March 31, 2001:

                  (i) SECURITIES SOLD. On March 6, 2001, the Company sold $175,000,000 of 8 3/8% Senior Notes due 2008 (the
                           "Notes").

                  (ii) UNDERWRITERS AND OTHER PURCHASES. The initial purchasers of the Notes were Lehman Brothers and Bear Stearns & Co. Inc.

                  (iii) CONSIDERATION. The aggregate offering price of the Notes was $175,000,000. Net proceeds to the Company less fees and expenses (including underwriter fees and commissions) was approximately $170.5 million.

                  (iv) EXEMPTION FROM REGISTRATION CLAIMED. The Company relied on the exemption from Registration under the Securities Act provided in Rule 144A promulgated thereunder.

         The Indenture pursuant to which the Notes were issued (filed as Exhibit
         4.1 to the Company's Form 8-K filed on March 20, 2001) contains certain financial covenants and prohibitions on the payment of dividends.


ITEM     3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM     4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM     5. OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits

         4.1      Indenture dated March 6, 2001 between the Registrant and The
                  Chase

                  Manhattan Bank, a New York banking corporation, as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 20, 2001, File No. 1-8038)

         10.1 Purchase Agreement dated March 1, 2001 amoung the Registrant, certain of its subsidiaries, Lehman Brothers, Inc., and Bear Stearns & Co., Inc. (Incorporated by reference to exhibit 1.1 of the Company's Current Report on Form 8-K dated March 20, 2001, File No. 1-8038)

         10.2 Registration Rights Agreement dated March 6, 2001 among the Registrant, certain of its subsidiaries, Lehman Brothers, Inc., and Bear Stearns & Co., Inc. (Incorporated by reference to Exhibit 99.2 of the Company's Current Report of Form 8-K dated March 20, 2001 File No. 1-8038)

         10.3 Eighth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Key Energy Group, Inc. (now known as Key Energy Services, Inc.), the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated March 20, 2001, File No. 1-8038)


     (e) The Company filed the following report on Form 8-K during the quarter ended March 31, 2001:

           (i) Current report on Form 8-K dated March 20, 2001 filed to report the issuance of $175.0 million of its 8 3/8 % Senior Notes Due 2008

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KEY ENERGY SERVICES, INC.



Dated: May 15, 2001          By:     /s/ Francis D. John
                                     ------------------------------------------
                                     Francis D. John
                                     PRESIDENT AND CHIEF EXECUTIVE OFFICER



Dated: May 15, 2001          By:     /s/ Thomas K. Grundman
                                     ------------------------------------------
                                     Thomas K. Grundman
                                     CHIEF FINANCIAL OFFICER AND
                                     CHIEF ACCOUNTING OFFICER