Form 10-K
period 2001-06-30
KEY ENERGY SERVICES INC
filed 2001-09-27
CIK 318996

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

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-8038
                            ------------------------
                           KEY ENERGY SERVICES, INC.

             (Exact name of registrant as specified in its charter)

                MARYLAND                                     04-2648081
    (State or other jurisdiction of             (I.R.S. Employer Identification No.)
     incorporation or organization)                            79705
     6 DESTA DRIVE, MIDLAND, TEXAS                           (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (915) 620-0300
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

    TITLE OF EACH CLASS       NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------  -----------------------------------------
Common Stock, $.10 par value      New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   5% Convertible Subordinated Notes Due 2004
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of September 25, 2001 was approximately $638,579,000.

    Common Shares outstanding at September 25, 2001: 102,305,215

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders are incorporated by reference in
Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KEY ENERGY SERVICES, INC.
                                     INDEX

PART I.

Item 1.       Business....................................................    3
Item 2.       Properties..................................................    9
Item 3.       Legal Proceedings and Other Actions.........................   10
Item 4.       Submission of Matters to a Vote of Security Holders.........   10

PART II.

Item 5.       Market for the Registrant's Common Equity and Related
                Stockholder Matters.......................................   10
Item 6.       Selected Financial Data.....................................   11
Item 7.       Management's Discussion and Analysis of Results of
                Operations and Financial Condition........................   12
Item 7A.      Quantitative and Qualitative Disclosures About Market
                Risk......................................................   20
Item 8.       Consolidated Financial Statements and Supplementary Data....   21
Item 9.       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure..................................   60

PART III.

Item 10.      Directors and Executive Officers of the Registrant..........   60
Item 11.      Executive Compensation......................................   60
Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   60
Item 13.      Certain Relationships and Related Transactions..............   60

PART IV.

Item 14.      Exhibits, Financial Statements and Reports on Form 8-K......   60

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

                                     PART I

ITEM 1. BUSINESS.

                                  THE COMPANY

    Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,477 well service rigs and 1,455 oilfield service vehicles as of June 30, 2001. Key provides a complete range of well services to major oil companies and independent oil and natural gas production companies, including: rig-based well maintenance, workover, completion, and recompletion services (including horizontal recompletions); oilfield trucking services; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and the ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Ontario, Canada. Key is also a leading onshore drilling contractor, with 79 land drilling rigs as of June 30, 2001. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin region and Texas Panhandle.

    Key's principal executive office is located at 6 Desta Drive, Midland, Texas 79705. Key's phone number is (915) 620-0300 and website address is www.keyenergy.com.

                               BUSINESS STRATEGY

    Key has built its leadership position through the consolidation of smaller, less viable competitors. This consolidation, together with a continuing decline in the number of available domestic well service rigs due to attrition, cannibalization and transfers outside of the United States, has given Key the opportunity to capitalize on improved market conditions which existed during fiscal 2001. Key has focused on maximizing results by reducing debt, building strong customer alliances, refurbishing rigs and related equipment, and training personnel to maintain a qualified and safe employee base.

    REDUCING DEBT. Over the past fiscal year, Key has significantly reduced debt and strengthened its balance sheet. At June 30, 2001, Key's long-term funded debt net of cash and capitalized leases ("net funded debt") was approximately $468,845,000 and its net funded debt to capitalization ratio was approximately 50% as compared to approximately $534,816,000 and 58%, respectively, at June 30, 2000. Key expects to be able to continue to reduce debt from available cash flow from operations and from anticipated interest savings resulting from prior and future debt reductions and future debt refinancings.

    BUILDING STRONG CUSTOMER ALLIANCES. Key seeks to maximize customer satisfaction by offering a broad range of equipment and services in conjunction with highly trained and motivated employees. As a result, Key is able to offer proactive solutions for most of its customer's wellsite needs. Key ensures consistent high standards of quality and customer satisfaction by continually evaluating its performance. Key maintains strong alliances with major oil companies as well as numerous independent oil and natural gas production companies and believes that such alliances improve the stability of demand for its oilfield services.

    REFURBISHING RIGS AND RELATED EQUIPMENT. Key intends to continue actively refurbishing its rigs and related equipment to maximize the utilization of its rig fleet. The increase in Key's cash flow, both from operations and from anticipated interest savings from reduced levels of debt, combined with Key's borrowing availability under its revolving credit facility, has provided ample liquidity and resources necessary to make the capital expenditures to refurbish such equipment.

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

                     MAJOR DEVELOPMENTS DURING FISCAL 2001

FAVORABLE INDUSTRY CONDITIONS

    Operating conditions improved significantly during fiscal 2001 as capital spending by oil and natural gas producers for well servicing and contract drilling services increased over prior year levels. The increased spending was primarily due to higher commodity prices with WTI Cushing prices for light sweet crude averaging approximately $26.97 per barrel and Nymex Henry Hub natural gas prices averaging approximately $5.09 per MMbtu during fiscal 2001, as compared to an average WTI Cushing price for light sweet crude of $25.97 per barrel and an average Nymex Henry Hub natural gas price of $3.04 per MMbtu during fiscal 2000.

    This increase in commodity prices during fiscal 2001 led to a steady, sequential increase in the demand for Key's services and equipment during fiscal 2001 as Key's customers increased their exploration and development activity in Key's primary market areas, enabling Key to increase the rates it charges for its services. This increase in demand and rates resulted in sequential increases in revenues, cash flow and net income in each quarter of fiscal 2001 over the same quarter of fiscal 2000. Key expects demand for its services to remain at or above current levels as long as capital spending by Key's customers remains at or near their current levels.

    During fiscal 2001, crude oil prices continued to trade at healthy levels due largely to the ability of the Organization of Petroleum Exporting Countries ("OPEC") to adhere to its production quotas designed to keep crude oil prices in the range of $22.00 to $28.00 per barrel. The adherence to the production quotas brought more stability to crude oil prices. Since June 30, 2001, however, both crude oil and natural gas prices have weakened significantly, falling below $22.00 per barrel and $2.00 per Mmbtu, respectively. While management believes that many of its customers generally base their capital spending budgets on a crude oil price of $18.00 to $22.00 per barrel and a natural gas price of $2.00 to $2.75 per MMbtu, there can be no assurances that its customers will not postpone and/or reduce their capital spending plans if crude oil prices and natural gas prices continue to remain at or below their current levels. In addition, the terrorist attacks on the World Trade Center and the Pentagon that occurred on September 11, 2001 threaten to increase the downward pressure on commodity prices as U.S. fuel consumption decreases due to significantly reduced air and other travel, the general demand for energy decreases as consumer anxiety further weakens the U.S. economy, and OPEC faces political pressure to reduce its price targets for crude oil.

    The level of Key's revenues, cash flows, losses and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity (see
Part II-Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition).

DEBT REDUCTION

    During fiscal 2001, Key significantly reduced its long-term debt and strengthened its balance sheet. At June 30, 2001, Key's net funded debt was approximately $468,845,000 and its net funded debt to capitalization ratio was approximately 50% as compared to approximately $534,816,000 and 58%, respectively, at June 30, 2000. Proceeds from the Debt Offering (defined below) and from the exercise of options and warrants, as well as cash flow from operations were used to accomplish this reduction in net funded debt (see
Part II-Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition-Long-Term Debt).

DEBT OFFERING

    On March 6, 2001, Key completed the public offering of $175,000,000 of 8 3/8% Senior Notes Due 2008 (the "Debt Offering"). Net proceeds from the Debt Offering were approximately $170.0 million, which was used to immediately repay the term loans in full and to repay a portion of the revolver outstanding under Key's senior credit facility.

                        DESCRIPTION OF BUSINESS SEGMENTS

    Key operates in two primary business segments which are well servicing and contract drilling. Key's operations are conducted domestically and in Argentina and Canada. The following is a description of each of these business segments (for financial information regarding these business segments, see Note 15 to Consolidated Financial Statements-Business Segment Information).

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

WELL SERVICE RIGS

    Key uses its well service rig fleet to perform four major categories of rig services for oil and natural gas producers.

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

    Maintenance services are required throughout the life of most producing oil and natural gas wells to ensure efficient and continuous operation. These services consist of routine mechanical repairs necessary to maintain production from the well, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in an oil or natural gas well, and removing debris such as sand and paraffin from the well. Other services include pulling the rods, tubing, pumps and other downhole equipment out of the wellbore to identify and repair a production problem.

    Maintenance services are often performed on a series of wells in proximity to each other and typically require less than 48 hours per well to complete. The general demand for maintenance services is closely related to the total number of producing oil and natural gas wells in a geographic market, and maintenance services are generally the most stable type of well service activity.

    WORKOVER SERVICES. In addition to periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workover services are performed to enhance the current production of existing wells. Such services include extensions of existing wells to drain new formations either through deepening wellbores to new zones or through drilling of horizontal lateral wellbores to improve reservoir drainage patterns. In less extensive workovers, Key's rigs are used to seal off depleted zones in existing wellbores and access previously bypassed productive zones. Key's workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced recovery operations. Other workover services include: major subsurface repairs such as casing repair or replacement, recovery of tubing and removal of foreign objects in the wellbore, repairing downhole equipment failures, plugging back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, cleaning out and recompleting a well if production has declined, and repairing leaks in the tubing and casing. These extensive workover operations are normally performed by a well service rig with a workover package, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers depending upon the particular type of workover operation. Most of Key's well service rigs are designed for and can be equipped to perform complex workover operations.

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

    COMPLETION SERVICES. Key's completion services prepare a newly drilled oil or natural gas well for production. The completion process may involve selectively perforating the well casing to access producing zones, stimulating and testing these zones and installing downhole equipment. Key typically provides a well service rig and may also provide other equipment such as a workover package to assist in the completion process. Producers use well service rigs to complete their wells because the rigs have specialized equipment, properly trained employees and the experience necessary to perform these services. However, during periods of weak drilling rig demand, drilling contractors may compete with service rigs for completion work.

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

    PLUGGING AND ABANDONMENT SERVICES. Well service rigs and workover equipment are also used in the process of permanently closing oil and natural gas wells at the end of their productive lives. Plugging and abandonment work can be performed with a well servicing rig along with wireline and cementing equipment. The services generally include the sale or disposal of equipment salvaged from the well as part of the compensation received and require compliance with state regulatory requirements. The demand for oil and natural gas does not significantly affect the demand for plugging and abandonment services, as well operators are required by state regulations to plug a well that it is no longer productive. The need for these services is also driven by lease and/or operator policy requirements.

OILFIELD TRUCKING

    Key provides liquid/vacuum truck services and fluid transportation and disposal services for operators whose wells produce saltwater and other fluids, in addition to oil and natural gas. These trucks are also utilized in connection with drilling and workover projects, which tend to produce and use large amounts of various oilfield fluids. Key also owns a number of salt water disposal wells. In addition, Key provides haul/equipment trucks that are used to move large pieces of equipment from one wellsite to the next. Demand and pricing for these services are generally related to demand for Key's well service and drilling rigs.

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

CONTRACT DRILLING

    Key provides contract drilling services to major oil companies and independent oil and natural gas producers onshore the continental United States in the Permian Basin, the Four Corners region, Michigan, the Northeast, and the Rocky Mountains and internationally in Argentina and Ontario, Canada. Contract drilling services are primarily provided under standard dayrate, and, to a lesser extent, footage or turnkey contracts. Drilling rigs vary in size and capability and may include specialized equipment. The majority of Key's drilling rigs are equipped with mechanical power systems and have depth ratings ranging from approximately 4,500 to 12,000 feet. Key has one drilling rig with a depth rating of approximately 18,000 feet. Like workover services, the demand for contract drilling is directly related to expectations relating to, and changes in, oil and natural gas prices which in turn, are driven by the supply of and demand for these commodities.

                               FOREIGN OPERATIONS

    Key also operates each of its business segments discussed above in Argentina and Ontario, Canada. Key's foreign operations currently own 26 well servicing rigs, 57 oilfield trucks and eight drilling rigs in Argentina and three well servicing rigs, four oilfield trucks and three drilling rigs in Ontario, Canada.

                                   CUSTOMERS

    Key's customers include major oil companies, independent oil and natural gas production companies, and foreign national oil and natural gas production companies. No single customer in fiscal 2001 accounted for 10% or more of Key's consolidated revenues.

                     COMPETITION AND OTHER EXTERNAL FACTORS

    Despite the significant consolidation in the domestic well servicing industry, there are numerous smaller companies that compete in Key's well servicing markets. Nonetheless, Key believes that its performance, equipment, safety, and availability of equipment to meet customer needs and availability of experienced, skilled personnel is superior to that of its competitors.

    In the well servicing markets, an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. In recent years, many of Key's larger customers have placed increased emphasis on the safety records and quality of the crews, equipment and services provided by their contractors. Key has, and will continue to devote substantial resources toward employee safety and training programs. Management believes that many of Key's competitors, particularly small contractors, have not undertaken similar training programs for their employees. Management believes that Key's safety record and reputation for quality equipment and service are among the best in the industry.

    In the contract drilling market, Key competes with other regional and national oil and natural gas drilling contractors, some of which have larger rig fleets with greater average depth capabilities and a few that have better capital resources than Key. Management believes that the contract drilling industry is less consolidated than the well servicing industry, resulting in a contract drilling market that is more price competitive. Nonetheless, Key believes that it is competitive in terms of drilling performance, equipment, safety, pricing, availability of equipment to meet customer needs and availability of experienced, skilled personnel in those regions in which it operates.

    The need for well servicing and contract drilling fluctuates, primarily, in relation to the price of oil and natural gas which, in turn, is driven by the supply of and demand for oil and natural gas. As supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the producing efficiency of their wells in a higher priced environment.

                                   EMPLOYEES

    As of June 30, 2001, Key employed approximately 9,300 persons (approximately 9,220 in well servicing and contract drilling and 80 in corporate). Key's employees are not represented by a labor union and are not covered by collective bargaining agreements. Key has not experienced work stoppages associated with labor disputes or grievances and considers its relations with its employees to be satisfactory.

                           ENVIRONMENTAL REGULATIONS

    Key's operations are subject to various local, state and federal laws and regulations intended to protect the environment. Key's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to Key's operations include those with respect to containment, disposal and controlling the discharge of any hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose us to liability for the conduct of, or conditions caused by, others, or for Key's acts, which were in compliance with all applicable laws at the times such acts were performed. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on Key's financial condition. From time to time, claims have been made and litigation has been brought against Key under such laws. However, the costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on Key's operations or financial statements in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future. Management believes that it conducts Key's operations in substantial compliance with all material federal, state and local regulations as they relate to the environment. Although Key has incurred certain costs in complying with environmental laws and regulations, such amounts have not been material to Key's financial results during the past three fiscal years.

ITEM 2. PROPERTIES.

    Key's corporate headquarters are located in Midland, Texas. Key leases office space at this location from an independent third party.

                      WELL SERVICING AND CONTRACT DRILLING

    The following table sets forth the type, number and location of the major equipment owned and operated by Key's operating divisions as of June 30, 2001:

                                                   WELL SERVICE/    OILFIELD    DRILLING
OPERATING DIVISION                                 WORKOVER RIGS     TRUCKS       RIGS
------------------                                 --------------   ---------   --------
DOMESTIC:
  Permian Basin (well servicing).................        466            357         0
  Gulf Coast.....................................        244            338         0
  Mid-Continent..................................        313            285         0
  Four Corners...................................         61             79        17
  Eastern........................................         95            208         3
  Rocky Mountains................................        134             54        12
  California.....................................        135             24         0
  Key Energy Drilling (Permian Basin)............          0             48        36
DOMESTIC SUBTOTAL................................      1,448          1,393        68
INTERNATIONAL:
  Argentina......................................         26             57         8
  Canada.........................................          3              5         3
TOTALS...........................................      1,477          1,455        79

    The Permian Basin Well Servicing division owns 35 and leases six office and yard locations. The Gulf Coast division owns 16 and leases 18 office and yard locations. The Mid-Continent division owns 28 and leases 20 office and yard locations. The Four Corners division owns eight and leases two office and yard locations. The Eastern division owns three and leases ten office and yard locations. The Rocky Mountain division owns 17 and leases three office and yard locations. The California division owns one and leases one office and yard locations. The Permian Basin Drilling division owns two and leases two office and yard locations. The Argentina division owns two and leases one office and yard locations. The Canadian operation owns one yard location. Odessa Exploration owns interests in 515 gross (348 proved developed) oil properties and 53 gross (45 proved developed) gas properties. The corporate division leases two office locations in addition to its headquarters.

    All operating facilities are one story office and/or shop buildings. All buildings are occupied and considered to be in satisfactory condition.

ITEM 3. LEGAL PROCEEDINGS AND OTHER ACTIONS.

    See Note 4 to Consolidated Financial Statements--Commitments and Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Key's common stock is currently traded on the New York Stock Exchange, under the symbol "KEG". As of June 30, 2001, there were 669 registered holders of 101,440,166 issued and outstanding shares of common stock, including 416,666 shares of common stock held in treasury (101,023,500 net of treasury shares).

    The following table sets forth, for the periods indicated, the high and low sales prices of Key's common stock on the New York Stock Exchange for fiscal 2001 and fiscal 2000, as derived from published sources.

                                                                 HIGH         LOW
                                                              ----------   ---------
Fiscal Year Ending 2001:
  Fourth Quarter............................................  $15 1/3      $9 11/20
  Third Quarter.............................................   13 13/25     8 1/8
  Second Quarter............................................   10 1/2       6 13/16
  First Quarter.............................................   11 11/25     7 1/16

Fiscal Year Ending 2000:
  Fourth Quarter............................................  $11 7/8      $8 1/16
  Third Quarter.............................................   12 1/4       5
  Second Quarter............................................    5 7/8       3 1/8
  First Quarter.............................................    5 13/16     3 3/8

    There were no dividends paid on Key's common stock during the fiscal years ended June 30, 2001, 2000 or 1999. Key does not intend, for the foreseeable future, to pay dividends on its common stock. In addition, Key is contractually restricted from paying dividends under the terms of its existing credit facilities.

                    RECENT SALES OF UNREGISTERED SECURITIES

    Key did not make any unregistered sales of its securities during the twelve months ended June 30, 2001 that were not previously included in its Quarterly Reports filed for such period.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                FISCAL YEAR ENDED JUNE 30,
                                                -----------------------------------------------------------
                                                   2001         2000       1999(1)       1998        1997
                                                ----------   ----------   ----------   ---------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues....................................  $  873,262   $  637,732   $  491,817   $ 424,543   $165,773
  Operating costs:
    Direct costs..............................     574,938      462,386      371,428     293,448    114,598
    Depreciation, depletion and
      amortization............................      75,147       70,972       62,074      31,001     11,076
    General and administrative................      66,071       58,772       53,108      38,987     17,447
    Bad debt expense..........................       1,263        1,648        5,928         826         98
    Debt issuance costs.......................          --           --        6,307          --         --
    Restructuring charge......................          --           --        4,504          --         --
    Interest..................................      56,560       71,930       67,401      21,476      7,879
  Income (loss) before income taxes, minority
    interest, and extraordinary items.........      99,283      (27,976)     (78,933)     38,805     14,675
  Net income (loss)...........................      62,710      (18,959)     (53,258)     24,175      9,098
  INCOME (LOSS) PER COMMON SHARE:
    Basic.....................................  $     0.63   $    (0.23)  $    (1.94)  $    1.41   $   0.81
    Diluted...................................  $     0.61   $    (0.23)  $    (1.94)  $    1.23   $   0.66
  Average common shares outstanding:
    Basic.....................................      98,195       83,815       27,501      17,153     11,216
    Assuming full dilution....................     102,271       83,815       27,501      24,024     17,632
  Common shares issued at period end..........     101,440       97,210       82,738      18,267     12,298
  Market price per common share at period
    end.......................................  $    10.84   $     9.64   $     3.56   $   13.12   $  17.81
  Cash dividends paid on common shares........          --           --           --          --         --
BALANCE SHEET DATA:
  Cash........................................  $    2,098   $  109,873   $   23,478   $  25,265   $ 41,704
  Current assets..............................     206,150      253,589      132,543     127,557     93,333
  Property and equipment......................   1,014,675      920,437      871,940     547,537    227,255
  Property and equipment, net.................     793,716      760,561      769,562     499,152    208,186
  Total assets................................   1,228,284    1,246,265    1,148,138     698,640    320,095
  Current liabilities.........................     115,553       92,848       73,151      48,029     33,142
  Long-term debt, including current portion...     493,907      666,600      699,978     399,779    174,167
  Stockholders' equity........................     476,878      382,887      288,094     154,928     73,179
OTHER DATA:
  Adjusted EBITDA(2)..........................  $  232,253   $  116,574   $   67,281   $  92,108   $ 33,728
  Net cash provided by (used in)
    Operating activities......................     142,717       34,860      (13,427)     40,925        843
    Investing activities......................     (83,350)     (37,766)    (294,654)   (306,339)   (80,749)
    Financing activities......................    (167,142)      89,301      306,294     248,975    117,399
  Working capital.............................      90,597      160,741       59,392      79,528     60,191
  Book value per common share(3)..............  $     4.70   $     3.94   $     3.47   $    8.48   $   5.95

--------------------------

(1) FINANCIAL DATA FOR THE YEAR ENDED JUNE 30, 1999 INCLUDES THE ALLOCATED PURCHASE PRICE OF DAWSON PRODUCTION SERVICES, INC. AND THE RESULTS OF THEIR OPERATIONS, BEGINNING SEPTEMBER 15, 1998.

(2) ADJUSTED EBITDA IS NET INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, DEPLETION AND AMORTIZATION, BAD DEBT EXPENSE, DEBT ISSUANCE COSTS CHARGED TO EARNINGS, RESTRUCTURING CHARGE AND EXTRAORDINARY ITEMS. ADJUSTED EBITDA IS PRESENTED BECAUSE OF ITS ACCEPTANCE AS A COMPONENT OF A COMPANY'S POTENTIAL VALUATION IN COMPARISON

    TO COMPANIES IN THE SAME INDUSTRY AND OF A COMPANY'S ABILITY TO SERVICE OR INCUR DEBT. MANAGEMENT INTERPRETS TRENDS INDICATED BY CHANGES IN ADJUSTED EBITDA AS AN INDICATOR OF THE EFFECTIVENESS OF ITS STRATEGIES IN ACHIEVING REVENUE GROWTH AND CONTROLLING DIRECT AND INDIRECT COSTS OF SERVICES PROVIDED. INVESTORS SHOULD CONSIDER THAT THIS MEASURE DOES NOT TAKE INTO CONSIDERATION DEBT SERVICE, INTEREST EXPENSES, COSTS OF CAPITAL, IMPAIRMENTS OF LONG LIVED ASSETS, DEPRECIATION OF PROPERTY, THE COST OF REPLACING EQUIPMENT OR INCOME TAXES. ADJUSTED EBITDA SHOULD NOT BE CONSIDERED AS AN ALTERNATIVE TO NET INCOME, INCOME BEFORE TAXES, CASH FLOWS FROM OPERATING ACTIVITIES OR ANY OTHER MEASURE OF FINANCIAL PERFORMANCE PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND IS NOT INTENDED TO REPRESENT CASH FLOW. ADJUSTED EBITDA MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES OF OTHER COMPANIES.

(3) BOOK VALUE PER COMMON SHARE IS STOCKHOLDERS' EQUITY AT PERIOD END DIVIDED BY THE NUMBER OF ISSUED COMMON SHARES AT PERIOD END.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

    Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Reform Act. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

    The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. Please note that certain reclassifications have been made to the fiscal 2000 and 1999 financial data presented below to conform to the fiscal 2001 presentation. The reclassifications consist primarily of reclassifying oil and natural gas production revenues and expenses. Oil and natural gas production revenues and related expenses have been reclassified to other revenues and other expenses because the Company does not believe this business segment is material to the Company's consolidated financial statements.

                             RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2001 VERSUS FISCAL YEAR ENDED JUNE 30, 2000

    The Company's results of operations for the year ended June 30, 2001 reflect the impact of favorable industry conditions resulting from increased commodity prices which in turn caused increased demand for the Company's equipment and services during fiscal 2001 (see Part I--Item--Major Developments During Fiscal 2001--Favorable Industry Conditions). The positive impact of this increased demand on the Company's operating results was partially offset by increased operating expenses incurred as a result of the increase in the Company's business activity.

THE COMPANY

    Revenues for the year ended June 30, 2001 increased $235,530,000, or 36.9%, to $873,262,000 from $637,732,000 in fiscal 2000, while net income for fiscal 2001 increased $81,669,000 to $62,710,000 from a net loss of $18,959,000 in fiscal 2000. The increase in revenues and net income is due to improved operating conditions, higher rig hours, and increased pricing, with lower interest expense from debt reduction also contributing to net income.

OPERATING REVENUES

    WELL SERVICING. Well servicing revenues for the year ended June 30, 2001 increased $198,781,000, or 35.5%, to $758,273,000 from $559,492,000 in fiscal
2000. The increase was due to increased demand for the Company's well servicing equipment and services and higher pricing.

    CONTRACT DRILLING. Contract drilling revenues for the year ended June 30, 2001 increased $39,211,000, or 57.3%, to $107,639,000 from $68,428,000 in fiscal
2000. The increase was due to increased demand for the Company's contract drilling equipment and services and higher pricing.

OPERATING EXPENSES

    WELL SERVICING. Well servicing expenses for the year ended June 30, 2001 increased $93,168,000, or 23.3%, to $493,108,000 from $399,940,000 in fiscal
2000. The increase in expenses is due to higher utilization of the Company's well servicing equipment, higher labor costs and the overall increase in the Company's well servicing business. Despite the increased costs, well servicing expenses as a percentage of well servicing revenues decreased from 71.5% for fiscal 2000 to 65% for fiscal 2001. The margin improvement is due to improved operating efficiencies and the effects of higher pricing.

    CONTRACT DRILLING. Contract drilling expenses for the year ended June 30, 2001, increased $19,067,000, or 32.7%, to $77,366,000 from $58,299,000 in fiscal
2000. The increase is due to higher utilization of the Company's contract drilling equipment, higher labor costs and the overall increase in the Company's contract drilling business. Despite the increased costs, contract drilling expenses as a percentage of contract drilling revenues decreased from 85.2% in fiscal 2000 to 71.9% in fiscal 2001. The margin improvement is due to improved operating efficiencies and the effects of higher pricing.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

    The Company's depreciation, depletion and amortization expense for the year ended June 30, 2001 increased $4,175,000, or 5.9%, to $75,147,000 from
$70,972,000 in fiscal 2000. The increase is due to higher capital expenditures incurred during fiscal 2001 as the Company refurbished equipment and increased utilization of its contract drilling equipment (which it depreciates partially based on utilization).

GENERAL AND ADMINISTRATIVE EXPENSES

    The Company's general and administrative expenses for the year ended
June 30, 2001 increased $7,299,000, or 12.4%, to $66,071,000 from $58,772,000 in fiscal 2000. The increase was due to higher administrative costs resulting from the growth of the Company's operations as a result of improved industry conditions. Despite the increased costs, general and administrative expenses as a percentage of total revenues declined from 9.2% in fiscal 2000 to 7.6% in fiscal 2001.

INTEREST EXPENSE

    The Company's interest expense for the year ended June 30, 2001 decreased $15,370,000, or 21.4%, to $56,560,000 from $71,930,000 in fiscal 2000. The decrease was primarily due to the impact of the long-term debt reduction during fiscal 2001 and, to a lesser extent, lower short-term interest rates and borrowing margins on floating rate debt.

BAD DEBT EXPENSE

    The Company's bad debt expense for the year ended June 30, 2001 decreased $385,000, or 23.4%, to $1,263,000 from $1,648,000 in fiscal 2000. The decrease was primarily due to improved industry conditions for Key's customers and, to a lesser extent, the centralization of the Company's internal credit approval process.

EXTRAORDINARY GAIN

    During fiscal 2001, the Company repurchased $257,115,000 of its long-term debt at various discounts and premiums to par value and expensed related unamortized debt issuance costs, all of which resulted in an after-tax extraordinary gain of $429,000.

INCOME TAXES

    The Company's income tax expense for the year ended June 30, 2001 increased $44,408,000 to $37,002,000 from a benefit of $7,406,000 in fiscal 2000. The increase in income tax expense is due to increased pre-tax income. The Company's effective tax rate for fiscal 2001 and 2000 was 37.2% and 26.5%, respectively. The effective tax rates vary from the statutory rate of 35% principally because of certain non-deductible goodwill amortization, other non-deductible expenses and state and local taxes.

CASH FLOW

    The Company's net cash provided by operating activities for the year ended June 30, 2001 increased $107,857,000 to $142,717,000 from $34,860,000 in fiscal
2000. The increase is due to higher revenues resulting from increased demand for the Company's equipment and services and higher pricing, partially offset by higher operating and general and administrative expenses resulting from increased business activity.

    The Company's net cash used in investing activities for the year ended June 30, 2001 increased $45,584,000 to $83,350,000 from $37,766,000 in fiscal
2000. The increase is due primarily to higher capital expenditures.

    The Company's net cash used by financing activities for the year ended
June 30, 2001 increased $256,443,000 to a use of $167,142,000 from cash provided of $89,301,000 in fiscal 2000. The increase is primarily the result of significant debt reduction during fiscal 2001, partially offset by proceeds from the Debt Offering and the exercise of stock options and warrants.

FISCAL YEAR ENDED JUNE 30, 2000 VERSUS FISCAL YEAR ENDED JUNE 30, 1999

    The Company's results of operations for the year ended June 30, 2000 reflect the impact of the industry recovery during such period resulting from increased commodity prices which in turn caused increased demand for the Company's equipment and services during fiscal 2000. The positive impact of this increased demand on the Company's operating results was partially offset by increased operating expenses incurred as a result of the increase in the Company's business activity.

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

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

    The Company's depreciation, depletion and amortization expense for the year ended June 30, 2000 increased $8,898,000, or 14.3%, to $70,972,000 from
$62,074,000 in fiscal 1999. The increase is due to higher capital expenditures incurred during fiscal 2000 as the Company refurbished equipment and increased utilization of its contract drilling equipment (which it depreciates partially based on utilization).

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

INCOME TAXES

    The Company's income tax benefit for the year ended June 30, 2000 decreased $18,269,000 to $7,406,000 from $25,675,000 in fiscal 1999. The decrease in income tax benefit is due to the decrease in pretax loss. The Company's effective tax benefit rate for fiscal 2000 and 1999 was 26.5% and 32.5%, respectively. The fiscal 2000 effective tax benefit rate is different from the statutory rate of 35% principally because of certain non-deductible goodwill amortization, other non-deductible expenses and state and local taxes. The decrease in the fiscal 2000 effective tax benefit rate was due to an increase in the amount of non-deductible expenses, primarily as a result of the full year effect of the goodwill amortization of the acquisitions completed during the early portion of fiscal 1999.

CASH FLOW

    The Company's net cash provided by operating activities for the year ended June 30, 2000 increased $48,287,000 to a $34,860,000 from a use of $13,427,000 in fiscal 1999. The increase is due to higher revenues resulting from increased demand for the Company's equipment and services, the full year effect of the acquisitions completed during the early portion of fiscal 1999 and, to a lesser extent, higher pricing, partially offset by higher operating and general and administrative expenses resulting from increased business activity.

    The Company's net cash used in investing activities for the year ended
June 30, 2000 decreased $256,888,000, or 87.2%, to $37,766,000 from $294,654,000 in fiscal 1999. The decrease is due to no acquisitions having occurred during fiscal 2000 partially offset by higher capital expenditures.

    The Company's net cash provided by financing activities for the year ended June 30, 2000 decreased $216,993,000, or 70.8%, to $89,301,000 from $306,294,000 in fiscal 1999. The decrease is primarily the result of significantly decreased borrowings during fiscal 2000 and, to a lesser extent, the repayment of long-term debt partially offset by proceeds from the equity offering and the volumetric production payment completed in fiscal 2000.

                        LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and the issuance of equity and long-term debt. The Company believes that its current reserves of cash and cash equivalents, availability of its existing credit lines, access to capital markets and internally generated cash flow from operations are sufficient to finance the cash requirements of its current and future operations.

    The Company's cash and cash equivalents decreased $107.8 million to $2.1 million as of June 30, 2001 from $109.9 million as of June 30, 2000, which included $100.6 million in net proceeds from the Company's equity offering which closed on June 30, 2000 and had not yet been applied to debt reduction.

    The Company projects approximately $65 million for capital expenditures for fiscal 2002 as compared to $82 million and $38 million in fiscal 2001 and 2000, respectively. The Company expects to finance its capital expenditures using net cash provided by operating activities and available credit. The Company believes that its cash flow and, to the extent required, borrowings under its current and future credit facilities, will be sufficient to fund such expenditures.

    As of June 30, 2001 the Company had working capital (excluding the current portion of long-term debt) of approximately $98,543,000, which includes cash and cash equivalents of approximately $2,098,000, as compared to working capital (excluding the current portion of long-term debt) of approximately $175,396,000, which includes cash and cash equivalents of approximately $109,873,000, as of June 30, 2000. The decrease in working capital is primarily due to the use of the net cash proceeds of $100,571,000 from the June 30, 2000 equity offering to repay long-term debt during the fiscal year ended June 30, 2001. Working capital at June 30, 2001, excluding the change in cash, increased from June 30, 2000 due to continuing improvement in operating results and timing differences related to cash receipts and disbursements.

LONG-TERM DEBT

    Other than capital lease obligations and miscellaneous notes payable, as of June 30, 2001, the Company's long-term debt was comprised of (i) a senior credit facility, (ii) a series of 8 3/8% Senior Notes Due 2008, (iii) a series of 14% Senior Subordinated Notes Due 2009, (iv) a series of 5% Convertible Subordinated Notes Due 2004, and (v) a series of 9 3/8% Senior Notes Due 2007.

SENIOR CREDIT FACILITY

    As of June 30, 2001, the Company had a senior credit facility with PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, PNC Capital Markets, Inc., as Arranger, and the other lenders named from time to time parties thereto (as subsequently amended, the "Senior Credit Facility"), which consisted of a $125 million revolving loan facility. In addition, up to $20 million of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce borrowing availability under the revolving loan facility. The commitment to make revolving loans was reduced to $100 million on September 14, 2001 and will reduce to $75 million on September 14, 2002. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date. The revolving loan bears interest at rates based upon, at the Company's option, either the prime rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar rate plus a margin ranging from 2.25% to 3.50%, in each case depending upon the ratio of the Company's total debt (less cash on hand over $5 million) to the Company's trailing 12-month EBITDA, as adjusted.

    During fiscal 2001, the Company repaid in full approximately $198.9 million under the term loans which were originally included in the Senior Credit Facility while decreasing net borrowings under the revolver by $91 million. As a result, at June 30, 2001 the principal amounts outstanding under (i) the original term loans were fully repaid and (ii) the revolver was approximately $2.0 million. Additionally, at June 30, 2001, the Company had outstanding letters of credit totaling approximately $12.0 million related to its workers compensation insurance program. Since June 30, 2001 the principal amount outstanding under the revolver has increased to $38.0 million as of September 25, 2001. These funds were used to repurchase certain long-term debt of the Company.

    See Note 5 to Consolidated Financial Statements-Long Term Debt for further discussion of the Senior Credit Facility.

8 3/8% SENIOR NOTES

    On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Senior Credit Facility and a portion of the revolving loans under the Senior Credit Facility. The 8 3/8% Senior Notes are senior unsecured obligations, ranking equally with the Company's other senior unsecured indebtedness. The 8 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness which includes borrowings under the Senior Credit Facility and the Dawson 9 3/8% Senior Notes.

    On and after March 1, 2005 the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

    At June 30, 2001, $175,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding. The 8 3/8% Senior Notes pay interest semi-annually on March 1 and September 1 of each year.

14% SENIOR SUBORDINATED NOTES

    On January 22, 1999 the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,173,433 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148.6 million principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. ("Dawson").

    On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes with the proceeds of certain sales of equity at 114% of par plus accrued interest. On June 11, 2001 the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest, leaving $139,687,000 principal amount outstanding as of June 30, 2001.

    The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility, the Dawson 9 3/8% Senior Notes and the 8 3/8% Senior Notes.

    At June 30, 2001, $139,687,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year. Interest payments of approximately $10,500,000 were made on July 15, 2000 and January 15, 2001, respectively. As of June 30, 2001, 62,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 87,500 Unit Warrants outstanding. Since June 30, 2001, the Company repurchased (and canceled) an additional $6,784,000 principal amount of the 14% Senior Subordinated Notes, leaving $132,903,000 outstanding as of September 25, 2001.

5% CONVERTIBLE SUBORDINATED NOTES

    In late September and early October 1997, the Company completed a private placement of $216 million of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes, the Dawson 9 3/8% Senior Notes and the 8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments.

    The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on and after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

    During fiscal 2001, the Company repurchased (and canceled) $47,384,000 principal amount of the 5% Convertible Subordinated Notes, leaving $158,426,000 principal amount of the 5% Convertible Subordinated Notes outstanding at June 30, 2001. Since June 30, 2001, the Company repurchased (and canceled) an additional $46,493,000 principal amount of the 5% Convertible Subordinated Notes, leaving $111,933,000 outstanding as of September 25, 2001.

    Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15. Interest of approximately $4,890,000 and $4,815,000 million was paid on September 15, 2000 and March 15, 2001, respectively.

DAWSON 9 3/8% SENIOR NOTES

    As a result of the Dawson acquisition, the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., as trustee ("U.S. Trust"), entered into a Supplemental Indenture dated September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. The senior notes due 2007 (the "Dawson 9 3/8% Senior Notes") issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Senior Credit Facility. As a result of a mandatory tender offer made in connection with the Dawson acquisition and subsequent repurchases, only $1,106,000 principal amount of Dawson 9 3/8% Senior Notes remained outstanding at June 30, 2000.

    During the quarter ended September 30, 2000, the Company repurchased (and canceled) $800,000 principal amount of Dawson 9 3/8% Senior Notes. During the quarter ended June 30, 2001, the Company repurchased an additional $60,000 principal amount of the Dawson 9 3/8% Senior Notes, leaving $246,000 principal amount of the Dawson 9 3/8% Senior Notes outstanding at June 30, 2001. Interest on the Dawson 9 3/8% Senior Notes is payable on February 1 and August 1 of each year. Interest of approximately $52,000 and $14,000 was paid on August 1, 2000 and February 1, 2001, respectively.

7% CONVERTIBLE SUBORDINATED DEBENTURES

    In July 1996, the Company completed a private placement of $52,000,000 principal amount of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures"). During the quarter ended September 30, 2000, $985,000 principal amount of the 7% Convertible Subordinated Debentures were surrendered for conversion by the holders thereof and 101,025 shares of common stock were issued on September 1, 2000 in connection with the conversion. On September 1, 2000, the remaining $15,000 principal amount of the outstanding 7% Convertible Subordinated Debentures was redeemed at 103% of the principal amount plus accrued interest, leaving none outstanding. Interest on the 7% Convertible Subordinated Debentures is payable on January 1 and July 1 of each year. Interest of approximately $35,000 was paid on July 1, 2000.

                 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

    The FASB recently issued Statements of Financial Accounting Standards
No. 141 "Business Combinations", No.142 "Goodwill and Other Intangible Assets" and No. 143 "Accounting for Asset Retirement Obligations". Statement 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Statement 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The standard is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001, provided the first interim financial statements have not previously been issued. Statement 143 establishes requirements for the accounting of removal-type costs associated with asset retirements. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The

Company is currently assessing the impact of these statements on its consolidated financial statements and whether to early adopt Statement 142 in the first quarter of fiscal 2002.

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

                               INTEREST RATE RISK

    At June 30, 2001, Key had long-term debt outstanding of $493,907,000. Of this amount, $468,943,000 or 94.9%, bears interest at fixed rates as follows:

                                                              BALANCE AT
                                                                6/30/01
                                                              -----------
                                                              (THOUSANDS)
8 3/8% Senior Notes Due 2008................................   $175,000
5% Convertible Subordinated Notes Due 2004..................    158,426
14% Senior Subordinated Notes Due 2009......................    134,466
Dawson 9 3/8% Senior Notes Due 2007.........................        246
Other (rates generally ranging from 8.0% to 8.5%)...........        805
                                                               --------
                                                               $468,943
                                                               ========

    The remaining $24,964,000 of debt outstanding as of June 30, 2001 bears interest at floating rates which averaged approximately 9.34% at June 30, 2001. A 10% increase in short-term interest rates on the floating-rate debt outstanding at June 30, 2001 would equal approximately 93 basis points. Such an increase in interest rates would increase Key's fiscal 2002 interest expense by approximately $200,000 assuming borrowed amounts remain outstanding.

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

    The Company periodically hedges a portion of its oil and natural gas production through collar and option agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and natural gas prices and to manage exposure to commodity price risk under existing sales commitments. The Company's risk management objective is to lock in a range of pricing for expected production volumes. This allows the Company to forecast future earnings within a predictable range. The Company meets this objective by entering into collar and option arrangements which allow for acceptable cap and floor prices.

    As of June 30, 2001, Key had oil and natural gas price collars and put options in place, as detailed in the following table. The total fiscal 2001 hedged oil and natural gas volumes represent approximately 32% and 20%, respectively, of expected calendar year total production. A 10% variation in the market price of oil or natural gas from their levels at June 30, 2001 would have no material impact on the Company's net assets, net earnings or cash flows (as derived from commodity option contracts).

    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2001 and 2000:

                            MONTHLY INCOME                                   STRIKE PRICE
                        ----------------------                               PER BBL/MMBTU
                          OIL      NATURAL GAS                            -------------------
                         (BBLS)      (MMBTU)              TERM             FLOOR       CAP      FAIR VALUE
                        --------   -----------   ----------------------   --------   --------   ----------
At June 30, 2001
  Oil Collar..........   5,000            --      Mar 2001 - Feb 2002      $19.70    $  23.70   $(115,000)
  Oil Put.............   5,000            --      Mar 2002 - Feb 2003       22.00          --     141,000
  Gas Collar..........      --        40,000      Mar 2001 - Feb 2002        2.40        2.91    (229,000)
  Gas Put.............      --        75,000      Mar 2002 - Feb 2003        3.00          --     894,000

At June 30, 2000
  Oil Collars.........   4,000            --      May 2000 - Feb 2001      $22.20    $  26.50   $(118,000)
                         5,000            --      Mar 2001 - Feb 2002       19.70       23.70    (140,000)
  Gas Collars.........      --        30,000      May 2000 - Feb 2001        2.60        3.19    (272,000)
                            --        40,000      Mar 2001 - Feb 2002        2.40        2.91    (248,000)

(The strike prices for the oil collars and put are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collars are based on the Inside FERC-West Texas Waha spot price; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Presented herein are the consolidated financial statements of Key Energy Services, Inc. as of June 30, 2001 and 2000 and the years ended June 30, 2001, 2000 and 1999.

    Also included is the report of KPMG LLP, independent certified public accountants, on such consolidated financial statements as of June 30, 2001 and 2000 and for the years ended June 30, 2001, 2000 and 1999.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets.................................     23
Consolidated Statements of Operations.......................     24
Consolidated Statements of Comprehensive Income.............     25
Consolidated Statements of Cash Flows.......................     26
Consolidated Statements of Stockholders' Equity.............     27
Notes to Consolidated Financial Statements..................     28
Independent Auditors' Report................................     59

                           KEY ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 2001       JUNE 30, 2000
                                                              -------------       -------------
                                                               (THOUSANDS, EXCEPT SHARE DATA)
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................    $    2,098          $  109,873
  Accounts receivable, net of allowance for doubtful
    accounts ($4,082--2001, $3,189--2000)...................       177,016             123,203
  Inventories...............................................        16,547              10,028
  Income taxes receivable...................................            --               5,588
  Prepaid expenses and other current assets.................        10,489               4,897
                                                                ----------          ----------
Total current assets........................................       206,150             253,589
                                                                ----------          ----------
Property and equipment:
  Well servicing equipment..................................       723,724             668,107
  Contract drilling equipment...............................       119,122             105,454
  Motor vehicles............................................        64,907              55,042
  Oil and gas properties and other related equipment,
    successful efforts method...............................        44,245              43,855
  Furniture and equipment...................................        24,865              11,013
  Buildings and land........................................        37,812              36,966
                                                                ----------          ----------
Total property and equipment................................     1,014,675             920,437
Accumulated depreciation & depletion........................      (220,959)           (159,876)
                                                                ----------          ----------
Net property and equipment..................................       793,716             760,561
                                                                ----------          ----------
  Goodwill, net of accumulated amortization ($28,168--2001,
    $18,849--2000)..........................................       189,875             198,633
  Deferred costs, net.......................................        17,624              18,855
  Notes receivable--related parties.........................         6,050               5,150
  Other assets..............................................        14,869               9,477
                                                                ----------          ----------
Total assets................................................    $1,228,284          $1,246,265
                                                                ==========          ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   42,544          $   35,801
  Other accrued liabilities.................................        48,923              26,398
  Accrued interest..........................................        16,140              15,994
  Current portion of long-term debt.........................         7,946              14,655
                                                                ----------          ----------
Total current liabilities...................................       115,553              92,848
                                                                ----------          ----------
Long-term debt, less current portion........................       485,961             651,945
Deferred revenue............................................        14,104              17,031
Non-current accrued expenses................................         8,388               1,847
Deferred tax liability......................................       127,400              99,707
Commitments and contingencies...............................            --                  --
Stockholders' equity:
  Common stock, $0.10 par value; 200,000,000 shares
    authorized, 101,440,166 and 97,209,504 shares issued,
    respectively at June 30, 2001 and June 30, 2000,
    respectively............................................        10,144               9,723
  Additional paid-in capital................................       444,768             413,962
  Treasury stock, at cost; 416,666 shares at June 30, 2001
    and June 30, 2000.......................................        (9,682)             (9,682)
  Accumulated other comprehensive income....................            62                   8
  Retained earnings (deficit)...............................        31,586             (31,124)
                                                                ----------          ----------
Total stockholders' equity..................................       476,878             382,887
                                                                ----------          ----------
Total liabilities and stockholders' equity..................    $1,228,284          $1,246,265
                                                                ==========          ==========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Well servicing............................................   $758,273     $559,492     $433,657
  Contract drilling.........................................    107,639       68,428       50,613
  Other.....................................................      7,350        9,812        7,547
                                                               --------     --------     --------
Total revenues..............................................    873,262      637,732      491,817
                                                               --------     --------     --------
COSTS AND EXPENSES:
  Well servicing............................................    493,108      399,940      324,965
  Contract drilling.........................................     77,366       58,299       43,556
  Depreciation, depletion and amortization..................     75,147       70,972       62,074
  General and administrative................................     66,071       58,772       53,108
  Bad debt expense..........................................      1,263        1,648        5,928
  Debt issuance costs.......................................                                6,307
  Interest..................................................     56,560       71,930       67,401
  Other expenses............................................      4,464        4,147        2,907
  Corporate restructuring...................................         --           --        4,504
                                                               --------     --------     --------
Total costs and expenses....................................    773,979      665,708      570,750
                                                               --------     --------     --------
Income (loss) before income taxes...........................     99,283      (27,976)     (78,933)
Income tax benefit (expense)................................    (37,002)       7,406       25,675
                                                               --------     --------     --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN (LOSS)..............   $ 62,281     $(20,570)    $(53,258)
Extraordinary gain (loss) on retirement of debt, less
  applicable income taxes of $255--2001 and $580--2000......        429        1,611           --
                                                               --------     --------     --------
NET INCOME (LOSS)...........................................   $ 62,710     $(18,959)    $(53,258)
                                                               ========     ========     ========
EARNINGS (LOSS) PER SHARE:
  Basic--before extraordinary gain (loss)...................   $   0.63     $  (0.25)    $  (1.94)
  Extraordinary gain (loss) on retirement of debt, net of
    tax.....................................................         --         0.02           --
                                                               --------     --------     --------
  Basic--after extraordinary gain...........................   $   0.63     $  (0.23)    $  (1.94)
                                                               ========     ========     ========
  Diluted--before extraordinary gain........................   $   0.61     $  (0.25)    $  (1.94)
  Extraordinary gain on retirement of debt, net of tax......         --         0.02           --
                                                               --------     --------     --------
  Diluted--after extraordinary gain.........................   $   0.61     $  (0.23)    $  (1.94)
                                                               ========     ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................     98,195       83,815       27,501
  Diluted...................................................    102,271       83,815       27,501

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                       (THOUSANDS)
NET INCOME (LOSS)...........................................  $62,710    $(18,959)  $(53,258)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Derivative transition adjustment (See Note 8).............     (778)         --         --
  Oil and natural gas derivatives adjustment (See Note 8)...      306          --         --
  Amortization of oil and natural gas derivatives (See Note
    8)......................................................      558          --         --
  Reversal of unrealized gains on available-for-sale
    securities..............................................       --          --     (1,525)
  Currency translation gain(loss)...........................      (32)         (1)         9
                                                              -------    --------   --------
COMPREHENSIVE INCOME (LOSS), NET OF TAX.....................  $62,764    $(18,960)  $(54,774)
                                                              =======    ========   ========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
                                                                        (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  62,710   $ (18,959)  $(53,258)
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO NET
    CASH PROVIDED BY (USED IN) OPERATIONS:
  Depreciation, depletion and amortization..................     75,147      70,972     62,074
  Bad debt expense..........................................      1,263       1,648      5,928
  Amortization of deferred debt issuance costs..............      4,317       5,919      5,216
  Restructuring charge......................................         --          --        233
  Deferred income taxes.....................................     34,698      (1,818)   (25,675)
  (Gain) loss on sale of assets.............................        173          25        111
  Extraordinary (gain) loss, net of tax.....................       (429)     (1,611)        --
  Other non-cash items......................................         --          --         13
  CHANGE IN ASSETS AND LIABILITIES NET OF EFFECTS FROM THE
    ACQUISITIONS:
    (Increase) decrease in accounts receivable..............    (55,076)    (32,853)     9,741
    (Increase) decrease in other current assets.............     (4,485)     (5,483)      (432)
    Increase (decrease) in accounts payable, accrued
      interest and accrued expenses.........................     29,414      18,875    (17,378)
    Other assets and liabilities............................     (5,015)     (1,855)        --
                                                              ---------   ---------   --------
  Net cash provided by (used in) operating activities.......    142,717      34,860    (13,427)
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures--well servicing......................    (50,799)    (26,469)   (26,776)
  Capital expenditures--contract drilling...................    (15,884)     (8,282)    (1,063)
  Capital expenditures--other...............................    (15,437)     (3,422)    (3,468)
  Proceeds from sale of fixed assets........................      3,415       2,722      7,110
  Notes receivable from related parties.....................     (1,500)     (2,315)    (2,835)
  Cash received in acquisitions.............................         --          --     27,008
  Acquisitions--well servicing..............................     (2,345)         --   (292,638)
  Acquisitions--contract drilling...........................       (800)         --         --
  Other assets and liabilities..............................         --          --     (1,992)
                                                              ---------   ---------   --------
  Net cash provided by (used in) investing activities.......    (83,350)    (37,766)  (294,654)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and capital lease
    obligations.............................................   (382,540)    (51,077)  (487,376)
  Borrowings under line-of-credit...........................     30,000      12,000    328,411
  Proceeds from equity offerings, net of expenses...........         --     100,571    180,441
  Proceeds from long-term debt..............................    175,210          --    142,566
  Proceeds paid for debt issuance costs.....................     (4,958)         --    (15,274)
  Proceeds from other long-term debt........................         --          --    150,000
  Proceeds from forward sale, net of expenses...............         --      18,236         --
  Proceeds from issuance of warrants........................         --          --      7,434
  Proceeds from exercise of warrants........................        847       8,473         --
  Proceeds from exercise of stock options...................     14,617       1,098         92
  Other.....................................................       (318)         --         --
                                                              ---------   ---------   --------
  Net cash provided by (used in) financing activities.......   (167,142)     89,301    306,294
                                                              ---------   ---------   --------
  Net increase (decrease) in cash...........................   (107,775)     86,395     (1,787)
  Cash and cash equivalents at beginning of period..........    109,873      23,478     25,265
                                                              ---------   ---------   --------
  Cash and cash equivalents at end of period................  $   2,098   $ 109,873   $ 23,478
                                                              =========   =========   ========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (THOUSANDS)

                                               COMMON STOCK                                             ACCUMULATED
                                          -----------------------   ADDITIONAL                             OTHER
                                          NUMBER OF    AMOUNT AT     PAID-IN     TREASURY   RETAINED   COMPREHENSIVE
                                            SHARES        PAR        CAPITAL      STOCK     EARNINGS       INCOME        TOTAL
                                          ----------   ----------   ----------   --------   --------   --------------   --------
BALANCE AT JUNE 30, 1998................    18,685      $ 1,868      $119,303    $(9,682)   $41,093       $ 1,525       $154,107
                                           -------      -------      --------    -------    --------      -------       --------
Reversal of unrealized gain on available
  for sale securities...................        --           --            --         --         --        (1,525)        (1,525)
Foreign currency translation adjustment,
  net of tax............................        --           --            --         --         --             9              9
Issuance of warrants with 14% Notes.....        --           --         7,434         --         --            --          7,434
Issuance of common stock in equity
  offering, net of offering costs.......    64,245        6,425       174,016         --         --            --        180,441
Issued to lender in lieu of fee.........       200           20           980         --         --            --          1,000
Exercise of options.....................        15            2            92         --         --            --             94
Other...................................        10            2          (210)        --         --            --           (208)
Net income (loss).......................        --           --            --         --    (53,258)           --        (53,258)
                                           -------      -------      --------    -------    --------      -------       --------
BALANCE AT JUNE 30, 1999................    83,155      $ 8,317      $301,615    $(9,682)   $(12,165)     $     9       $288,094
                                           -------      -------      --------    -------    --------      -------       --------
Foreign currency transition adjustment,
  net of tax............................        --           --            --         --         --            (1)            (1)
Exercise of warrants....................     2,431          243         8,230         --         --            --          8,473
Exercise of options.....................       241           24         1,074         --         --            --          1,098
Conversion of 7% Debentures.............       380           38         3,568         --         --            --          3,606
Issuance of common stock in equity
  offering, net of offering costs.......    11,000        1,100        99,471         --         --            --        100,571
Other...................................         3            1             4         --         --            --              5
Net income (loss).......................        --           --            --         --    (18,959)           --        (18,959)
                                           -------      -------      --------    -------    --------      -------       --------
BALANCE AT JUNE 30, 2000................    97,210      $ 9,723      $413,962    $(9,682)   $(31,124)     $     8       $382,887
                                           -------      -------      --------    -------    --------      -------       --------
Derivative transition adjustment (see
  Note 8)...............................        --           --            --         --         --          (778)          (778)
Oil and natural gas derivatives
  adjustment, net of tax (See Note 8)...        --           --            --         --         --           306            306
Amortization of oil and natural gas
  derivatives (see Note 8)..............        --           --            --         --         --           558            558
Foreign currency translation adjustment,
  net of tax............................        --           --            --         --         --           (32)           (32)
Exercise of warrants....................       185           19           828         --         --            --            847
Exercise of options.....................     3,106          308        14,309         --         --            --         14,617
Conversion of 7% Debentures.............       101           10           947         --         --            --            957
Issuance of common stock for
  acquisitions..........................       838           84         8,036         --         --            --          8,120
Deferred tax benefit--compensation
  expense...............................        --           --         7,004         --         --            --          7,004
Other...................................        --           --          (318)        --         --            --           (318)
Net income (loss).......................        --           --            --         --     62,710            --         62,710
                                           -------      -------      --------    -------    --------      -------       --------
BALANCE AT JUNE 30, 2001................   101,440      $10,144      $444,768    $(9,682)   $31,586       $    62       $476,878
                                           =======      =======      ========    =======    ========      =======       ========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2001, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,477 well service rigs and 1,455 oilfield service vehicles as of June 30, 2001. The Company provides a complete range of well services to major oil companies and independent oil and natural gas production companies, including: rig-based well maintenance, workover, completion, and recompletion services (including horizontal recompletions); oilfield trucking services; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas, and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins, and the ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Ontario, Canada. The Company is also a leading onshore drilling contractor, with 79 land drilling rigs as of June 30, 2001. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin region and Texas Panhandle.

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

                          JUNE 30, 2001, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

    The Company provides for depreciation and amortization of oilfield service and related equipment using the straight-line method, excluding its drilling rigs, over the following estimated useful lives of the assets:

DESCRIPTION                                                    YEARS
-----------                                                   --------
Well service rigs...........................................      25
Motor vehicles..............................................       5
Furniture and equipment.....................................     3-7
Buildings and improvements..................................   10-40
Gas processing facilities...................................      10
Disposal wells..............................................   15-30
Trucks, trailers and related equipment......................    7-15

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

    The Company uses the units-of-production method to depreciate its drilling rigs. This method takes into consideration the number of days the rigs are actually in service each month and depreciation is recorded for at least
15 days each month for each rig that is available for service. The Company believes that this method appropriately reflects its financial results by matching revenues with expenses and appropriately reflects how the assets are to be used over time.

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

    The Company follows the provisions of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets including certain identifiable intangibles, held and used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, the Company groups its long-lived assets, including goodwill, on a yard-by-yard basis and compares the estimated future cash flows of each yard to the yard's net carrying value including allocable goodwill. The Company would record an impairment charge, reducing the yard's net carrying value to an estimated fair value, if the

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) estimated future cash flows were less than the yard's net carrying value. Since adoption of this statement no impairment charges have been required.

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

    Prior to the adoption of SFAS 133, premiums paid for commodity option contracts, which qualify as hedges, are amortized to oil and natural gas sales over the terms of the contracts. Unamortized premiums are included in other assets in the consolidated balance sheet. Amounts receivable under the commodity option contracts are accrued as an increase in oil and natural gas sales for the applicable periods.

    Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137 and No. 138 ("SFAS 138"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as assets and liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. See Note 8.

COMPREHENSIVE INCOME

    The Company follows the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. In accordance with the provisions of SFAS 130, the Company has presented the components of comprehensive income in its Consolidated Statements of Comprehensive Income.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

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

GOODWILL

    Net goodwill, totaling $189.9 million and $198.6 million at June 30, 2001 and 2000, respectively, represents the cost in excess of fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in purchase transactions. Goodwill is being amortized on a straight-line basis over periods ranging from ten to 25 years. Amortization of goodwill for fiscal 2001, 2000 and 1999 was approximately $9,322,000, $9,840,000 and $9,202,000, respectively. The carrying amount of unamortized goodwill is reviewed for potential impairment loss whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable (see Property and Equipment above, for further discussion).

DEFERRED COSTS

    Deferred costs totaling $31,052,000 and $30,998,000 at June 30, 2001 and 2000, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $13,428,000 and $12,143,000 at June 30, 2001 and 2000, respectively. Deferred costs are amortized to interest expense using the straight-line method over the life of each applicable debt instrument or to extraordinary loss as related debt is retired early. This method approximates the amortization which would be recorded using the effective interest method. Amortization of deferred costs totaled approximately $3,578,000, $5,176,000 and $4,664,000 for fiscal 2001, 2000 and 1999, respectively. Unamortized debt issuance costs included in the determination of the extraordinary gain (loss) on retirement of debt, net of tax, totaled approximately $1,620,000 for fiscal 2001.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The Company and its eligible subsidiaries file a consolidated U. S. federal income tax return. Certain subsidiaries that are consolidated for financial reporting purposes are not eligible to be included in the consolidated U. S. federal income tax return and separate provisions for income taxes have been determined for these entities or groups of entities.

EARNINGS PER SHARE

    The Company presents earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method.

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Net income (loss) before extraordinary gain (loss)........   $ 62,281     $(20,570)    $(53,258)
  Extraordinary gain (loss), net of tax.....................        429        1,611           --
                                                               --------     --------     --------
  Net income (loss).........................................   $ 62,710     $(18,959)    $(53,258)
                                                               ========     ========     ========
DENOMINATOR
  Weighted average common shares outstanding................     98,195       83,815       27,501
                                                               --------     --------     --------
BASIC EPS:
  Before extraordinary gain (loss)..........................   $   0.63     $  (0.25)    $  (1.94)
  Extraordinary gain (loss), net of tax.....................         --         0.02           --
                                                               --------     --------     --------
  Net income (loss).........................................   $   0.63     $  (0.23)    $  (1.94)
                                                               ========     ========     ========
DILUTED EPS COMPUTATION:
NUMERATOR
  Net income (loss) before extraordinary gain (loss) and
    effect of dilutive securities, tax effected.............   $ 62,281     $(20,570)    $(53,258)
  Convertible securities....................................          5           --           --
                                                               --------     --------     --------
    Net income (loss) before extraordinary gain (loss)......   $ 62,286     $(20,570)    $(53,258)
    Extraordinary gain (loss), net of tax...................        429        1,611           --
                                                               --------     --------     --------
    Net income (loss).......................................   $ 62,715     $(18,959)    $(53,258)
                                                               ========     ========     ========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
DENOMINATOR
  Weighted average common shares outstanding................     98,195       83,815       27,501
  Warrants..................................................        205           --           --
  Stock options.............................................      3,853           --           --
  7% Convertible Debentures.................................         18           --           --
                                                               --------     --------     --------
                                                                102,271       83,815       27,501

DILUTED EPS:
  Before extraordinary gain (loss)..........................   $   0.61     $  (0.25)    $  (1.94)
  Extraordinary gain (loss), net of tax.....................         --         0.02           --
                                                               --------     --------     --------
  Net income (loss).........................................   $   0.61     $  (0.23)    $  (1.94)
                                                               ========     ========     ========

    The diluted earnings per share calculation for the year ended June 30, 2001 excludes the effect of the exercise of 360,000 stock options and the conversion of the Company's 5% Convertible Subordinated Notes because the effects of such instruments on earnings per share would be anti-dilutive.

    The diluted earnings per share calculation for the years ended June 30, 2000 and 1999 excludes the effect of the conversion of all of the Company's then outstanding convertible debt and the exercise of all of the Company's then outstanding warrants and stock options because the effects of such instruments on loss per share would be anti-dilutive.

CONCENTRATION OF CREDIT RISK

    Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing and, by policy, limits the amount of credit exposure to any one financial institution. The Company's customer base consists primarily of multi-national and independent oil and natural gas producers. This may affect the Company's overall exposure to credit risk either positively or negatively in as much as its customers are affected by economic conditions in the oil and gas industry, which have historically been cyclical. However, account receivables are well diversified among many customers and a significant portion of the receivables are from major oil companies, which management believes minimizes potential credit risk. Historically, credit losses have been insignificant. Receivables are generally not collateralized, although the Company may generally secure a receivable at any time by filing a mechanic's or material-man's lien on the well serviced. The Company maintains reserves for potential credit losses, and such losses have been within management's expectations.

    The Company did not have any one customer who represented 10% or more of consolidated revenues for the fiscal year ended June 30, 2001, 2000 or 1999.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) STOCK-BASED COMPENSATION

    The Company accounts for stock option grants to employees using the intrinsic value method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under the Company's stock incentive plans, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock; accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recognized.

    Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. Companies may continue to follow the provisions of APB 25 to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the fair value based recognition provisions of SFAS 123. The Company has disclosed in Note 10 the pro forma information required under SFAS 123.

FOREIGN CURRENCY GAINS AND LOSSES

    The local currency is the functional currency for all of the Company's foreign operations (Argentina and Canada). The cumulative translation gains and losses, resulting from translating each foreign subsidiary's financial statements from the functional currency to U.S. dollars, is included in other comprehensive income and accumulated in stockholders' equity until a partial or complete sale or liquidation of the Company's net investment in the foreign entity.

CASH AND CASH EQUIVALENTS

    The Company considers all unrestricted highly liquid investments with less than a three-month maturity when purchased, as cash equivalents.

RECLASSIFICATIONS

    Certain reclassifications have been made to the fiscal 2000 and 1999 consolidated financial statements to conform to the fiscal 2001 presentation. The reclassifications consist primarily of reclassifying oil and natural gas productions revenues and expenses. Oil and natural gas production revenues and related expenses have been reclassified to other revenues and other expenses because the Company does not believe this business segment is material to the Company's consolidated financial statements.

2.  RESTRUCTURING CHARGE

    In response to an industry downturn caused by historically low oil and gas prices and the resulting slowdown in business, on December 7, 1998, the Company announced a company-wide restructuring plan to reduce operating costs beyond those achieved through the Company's consolidation efforts. The plan involved a reduction in the size of management and on-site work force, salary reductions averaging 21% for senior management, the combination of previously separate operating divisions and the elimination of redundant overhead and facilities. The restructuring plan resulted in pretax charges to

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

2.  RESTRUCTURING CHARGE (CONTINUED)
earnings of approximately $6.7 million in the second quarter ending
December 31, 1998 and $1.5 million in the third quarter ending March 31, 1999. However, due to an increase in oil and gas prices beginning during the quarter ended March 31,1999, the Company amended its restructuring plan to decrease the number of planned employee terminations. Increased demand for the Company's services made such terminations unnecessary and would have, in management's opinion, restricted the Company's ability to provide services to its customers. Consequently, the Company did not utilize approximately $3.7 million of the pretax charges. Essentially all of the unutilized portion of the restructuring charge was reversed in the fourth quarter ending June 30, 1999 resulting in a total pretax charge for the fiscal year ended June 30, 1999 of approximately $4.5 million. The charges included severance payments and other termination benefits for approximately 97 employees, lease commitments related to closed facilities and environmental studies performed on closed leased yard locations.

    The Company completed the plan at June 30, 2000. There remained approximately $180,000 for COBRA benefits to terminated employees and $53,000 for contractual payments to an employee at June 30, 1999. The major components of the restructuring charge and costs incurred through June 30, 1999 were as follows:

                                    RESTRUCTURING       COST INCURRED        BALANCE AS OF
DESCRIPTION                            CHARGE       THROUGH JUNE 30, 1999    JUNE 30, 1999
-----------                         -------------   ----------------------   --------------
                                                        (IN THOUSANDS)
Severance/employee costs..........     $4,457               $(4,224)              $233
Lease commitments.................         27                   (27)                --
Environmental clean-up............         20                   (20)                --
                                       ------               -------               ----
Total.............................     $4,504               $(4,271)              $233
                                       ======               =======               ====

3.  BUSINESS AND PROPERTY ACQUISITIONS

ACQUISITIONS COMPLETED IN FISCAL 2001 AND 2000

    There were no acquisitions completed by the Company during fiscal 2000. During fiscal 2001, the Company completed several small acquisitions for a total consideration of $11,965,000, which was paid using a combination of cash, notes and shares of the Company's common stock. Through these acquisitions, the Company acquired 34 well service rigs, 8 trucking vehicles, ancillary equipment and five salt water disposal facilities. Each of the acquisitions was accounted for using the purchase method and the results of the operations generated from the acquired assets are included in the Company's results of operations as of the completion date of each acquisition.

DAWSON PRODUCTIONS SERVICES, INC.

    In September 1998, the Company completed the acquisition of all of the capital stock of Dawson Production Services, Inc. (Dawson) for an aggregate consideration of approximately $382.6 million, including approximately
$207.1 million of cash paid for the Dawson stock and for transactional fees and approximately $175.5 million of net liabilities assumed.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

3. BUSINESS AND PROPERTY ACQUISITIONS (CONTINUED)

    Expenditures for the Dawson acquisition, including acquisition costs, less cash acquired were as follows (in thousands):

Fair value of assets acquired, including goodwill...........  $409,722
Liabilities assumed.........................................  (199,439)
Liabilities for employee termination costs and lease
  termination costs.........................................    (3,162)
                                                              --------
Cash paid, including acquisition related expenditures and
  the cost of Dawson common stock previously held...........   207,121
Less: Cash acquired.........................................   (27,008)
                                                              --------
Net cash used for the acquisition...........................  $180,113
                                                              ========

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

PRO FORMA RESULTS OF OPERATIONS--(UNAUDITED)

    The following unaudited pro forma results of operations have been prepared as though the Dawson acquisition had been acquired on July 1, 1998 with adjustments to record specifically identifiable decreases in direct costs and general and administrative expenses related to the termination of individual employees. Pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                               YEAR ENDED
                                                             JUNE 30, 1999
                                                   ----------------------------------
                                                   (THOUSANDS, EXCEPT PER SHARE DATA)
Revenues.........................................               $524,924
Net income (loss)................................                (58,211)
Basic earnings (loss) per share..................                  (2.12)

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

4. COMMITMENTS AND CONTINGENCIES

    Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

    In order to retain qualified senior management, the Company enters into employment agreements with its executive officers. These employment agreements run for periods ranging from three to five years, but can be automatically extended on a yearly basis unless terminated by the Company or the executive officer. In addition to providing a base salary for each executive officer, the employment agreements provide for severance payments for each executive officer varying from 1 to 3 years of the executive officer's base salary. At June 30, 2001 the annual base salaries for the executive officers covered under such employment agreements totaled $1,125,000. The Company also enters into employment agreements with other key employees as it deems necessary in order to retain qualified personnel.

5. LONG-TERM DEBT

    The components of the Company's long-term debt are as follows:

                                                               JUNE 30,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
                                                              (THOUSANDS)
Senior Credit Facility (i)
  Revolving Loans.......................................  $  2,000   $ 93,000
  Tranche A Term Loan...................................        --     22,987
  Tranche B Term Loan...................................        --    175,961
8 3/8% Senior Notes Due 2008 (ii).......................   175,000         --
14% Senior Subordinated Notes Due 2009 (iii)............   134,466    143,650
5% Convertible Subordinated Notes Due 2004 (iv).........   158,426    205,810
Dawson 9 3/8% Senior Notes Due 2007 (v).................       246      1,106
7% Convertible Subordinated Debentures Due 2003 (vi)....        --      1,000
Capital Leases..........................................    22,964     21,911
Other notes payable.....................................       805      1,175
                                                          --------   --------
                                                           493,907    666,600
Less current portion....................................     7,946     14,655
                                                          --------   --------
Total long-term debt....................................  $485,961   $651,945
                                                          ========   ========

(I) SENIOR CREDIT FACILITY

    At June 30, 2001, the Company's senior credit facility (the "Senior Credit Facility") consisted of a $125 million revolving credit facility. In addition, up to $20 million of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduces borrowing availability under the revolver. The commitment to make revolving loans reduced to $100 million, on

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

5. LONG-TERM DEBT (CONTINUED)
September 14, 2001 and will reduce to $75 million on September 14, 2002. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date.

    The revolving loans bear interest at rates based upon, at the Company's option, either the prime rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar rate plus a margin ranging from 2.25% to 3.50%, in each case depending upon the ratio of the Company's total debt (less cash on hand over $5 million) to the Company's trailing 12-month EBITDA, as adjusted. The Company pays commitment fees on the unused portion of the revolving loan at a varying rate (depending upon the pricing ratio) of between 0.25% and 0.50%.

    The Senior Credit Facility contains various financial covenants, including:
(i) consolidated debt-to-capitalization ratio at generally decreasing levels varying between 79% and 65%, (ii) consolidated interest coverage ratio at generally increasing levels varying between 2.00-to-1.00 and 3.50-to-1.00,
(iii) consolidated senior leverage ratio at generally decreasing levels varying between 2.50-to-1.00 and 2.00-to-1.00, and (iv) trailing 12-month EBITDA, as adjusted, at generally increasing levels varying between $50 million and $150 million. In addition, the Company must maintain a consolidated fixed charge coverage ratio at generally decreasing levels varying between 1.25-to-1.00 and
1.00 to 1.00. The covenants for consolidated senior leverage ratio and consolidated interest coverage ratio are not imposed until the quarter ending March 31, 2001, and the covenant levels for consolidated debt-to-capitalization and trailing 12-month EBITDA, as adjusted, will remain fixed at 79% and $50 million, respectively, for the same period. The Company is also required to maintain a consolidated liquidity level of at least $30 million.

    The Senior Credit Facility subjects the Company to other restrictions, including restrictions upon the Company's ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to sell assets, to make dividends, purchases of our stock or subordinated debt, to make capital expenditures in excess of levels ranging from $37.5 million in fiscal 1999 to $65 million in fiscal 2004, or to make investments, loans and advances or changes to debt instruments and organizational documents. The Company will not be permitted to make acquisitions unless (i) its consolidated debt to capitalization ratio is not more than 60% or (ii) its consolidated debt to capitalization ratio is not increased and the acquisition is funded solely with capital stock. The Company must also maintain consolidated net worth not less than, $195 million plus (i) 75% of consolidated net income for each fiscal quarter beginning with the period ending December 31, 1998, (ii) 75% of the net cash proceeds from issuance of capital stock after September 14, 1998 and
(iii) 75% of the increase in consolidated net worth resulting from the conversion of the 5% Convertible Subordinated Notes or other convertible debt issued after September 14, 1998. All obligations under the Senior Credit Facility are guaranteed by most of the Company's subsidiaries and are secured by substantially all the Company's assets, including the Company's accounts receivable, inventory and equipment.

    During fiscal 2001, a portion of the net proceeds from the Equity Offering (see Note 10) was used to repay the entire outstanding balance of the Tranche A term loan then outstanding under the Senior Credit Facility and $2.3 million of the Tranche B term loan then outstanding under the Senior Credit Facility. In addition, $65 million of the net proceeds from the Equity Offering were used to reduce the principal amount outstanding under the revolver. The remainder of the net proceeds of the Equity Offering was used to retire other long-term debt. A portion of the proceeds from the Company's 8 3/8%

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

5. LONG-TERM DEBT (CONTINUED)
Senior Note offering in fiscal 2001 was used to repay the entire outstanding balance of the Tranche B term loan then outstanding under the Senior Credit Facility and approximately $59.1 million under the revolver.

    At June 30, 2001, there was approximately $2,000,000 outstanding under the revolving loans. Additionally, the Company had outstanding letters of credit of $11,995,000 and $15,132,000 as of June 30, 2001 and 2000, respectively, related to its workers compensation insurance.

(II) 8 3/8% SENIOR NOTES

    On March 6, 2001 the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Senior Credit Facility and a portion of the revolving loan facility under the Senior Credit Facility. The
8 3/8% Senior Notes are senior unsecured obligations, ranking equally with the Company's senior unsecured indebtedness. The 8 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness which includes borrowings under the Senior Credit Facility and the Dawson 9 3/8% Senior Notes.

    On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

    At June 30, 2001, $175,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding. The 8 3/8% Senior Notes pay interest semi-annually on March 1 and September 1 of each year.

(III) 14% SENIOR SUBORDINATED NOTES

    On January 22, 1999, the Company completed the private placement of 150,000 units ("the Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,173,433 shares of common stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148.6 million principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. ("Dawson").

    On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes with the proceeds of certain sales of equity at 114% of par, plus accrued interest. On June 11, 2001, the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest, leaving $139,687,000 principal amount outstanding as of June 30, 2001.

    The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

5. LONG-TERM DEBT (CONTINUED)

at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Current Senior Credit Facility, the Dawson 9 3/8% Senior Notes and the 8 3/8% Senior Notes.

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

    During fiscal 2001, the Company repurchased (and cancelled) $10,313,000 principal amount of the 14% Senior Subordinated Notes and paid a premium of approximately $1,444,000. At June 30, 2001, $139,687,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year, beginning July 15, 1999. Interest of approximately $10,500,000 was paid on July 15, 2000 and January 15, 2001. As of June 30, 2001, 62,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 87,500 Unit Warrants outstanding.

(IV) 5% CONVERTIBLE SUBORDINATED NOTES

    In late September and early October 1997, the Company completed a private placement of $216 million of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes, the Dawson 9 3/8% Senior Notes and the 8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments.

    The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on and after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

    During fiscal 2001, the Company repurchased (and cancelled) $47,384,000 principal amount of the 5% Convertible Subordinated Notes, leaving $158,426,000 principal amount of the 5% Convertible Subordinated Notes outstanding at June 30, 2001. These repurchases resulted in an after tax gain of approximately $3.2 million. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15. Interest of approximately $4,890,000 was paid on September 15, 2000 and $4,815,000 was paid on March 15, 2001, respectively.

(V) DAWSON 9 3/8% SENIOR NOTES

    As a result of the Dawson acquisition (see Note 3), the Company, its subsidiaries and U.S. Trust Company of Texas, N.A., as trustee ("U.S. Trust"), entered into a Supplemental Indenture dated

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

5. LONG-TERM DEBT (CONTINUED)
September 21, 1998 (the "Supplemental Indenture"), pursuant to which the Company assumed the obligations of Dawson under the Indenture dated February 20, 1997 (the "Dawson Indenture") between Dawson and U.S. Trust. The senior notes due 2007 (the "Dawson 9 3/8% Senior Notes") issued pursuant to the Dawson Indenture were equally and ratably secured with the obligations under the Senior Credit Facility. As a result of a mandatory tender offer made in connection with the Dawson acquisition and subsequent repurchases, only $1,106,000 principal amount of Dawson 9 3/8% Senior Notes remained outstanding at June 30, 2000.

    During fiscal 2001, the Company repurchased $860,000 principal amount of the Dawson 9 3/8% Senior Notes, leaving $246,000 principal amount outstanding as of June 30, 2001. Interest on the Dawson 9 3/8% Senior Notes is payable on
February 1 and August 1 of each year. Interest of approximately $52,000 and approximately $14,000 was paid on August 1, 2000 and February 1, 2001, respectively.

(vi) 7% CONVERTIBLE SUBORDINATED DEBENTURES

    In July 1996, the Company completed a private placement of $52,000,000 principal amount of 7% Convertible Subordinated Debentures due 2003 (the "7% Convertible Subordinated Debentures"). During the quarter ended September 30, 2000, $985,000 principal amount of the 7% Convertible Subordinated Debentures were surrendered for conversion by the holders thereof and 101,025 shares of common stock were issued on September 1, 2000 in connection with the conversion. On September 1, 2000, the remaining $15,000 principal amount of the outstanding 7% Convertible Subordinated Debentures was redeemed at 103% of the principal amount plus accrued interest, leaving none outstanding. Interest on the 7% Convertible Subordinated Debentures was payable on January 1 and July 1 of each year. Interest of approximately $35,000 was paid on July 1, 2000.

CAPITALIZED DEBT ISSUANCE COSTS, REPAYMENT SCHEDULE AND INTEREST EXPENSE

    The Company capitalized a total of approximately $4,958,000 and $16,370,000 in fees and costs in connection with its various financings during fiscal 2001 and 1999 respectively. The Company did not incure any fees or costs in connection with financing activities in fiscal 2000.

    Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of June 30, 2001:

                                                                PRINCIPAL
FISCAL YEAR ENDED JUNE 30,                                        AMOUNT
--------------------------                                    --------------
                                                              (IN THOUSANDS)
2002........................................................     $  7,946
2003........................................................        7,912
2004........................................................        9,911
2005........................................................      158,426
2006........................................................           --
Thereafter..................................................      309,712
                                                                 --------
                                                                 $493,907
                                                                 ========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

5. LONG-TERM DEBT (CONTINUED)
    The Company's interest expense for the years ended June 30, 2001, 2000, and 1999 consisted of the following:

                                                          2001       2000       1999
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
Cash payments for interest............................  $51,524    $61,956    $52,397
Commitment and agency fees paid.......................    1,203      1,139        527
Accretion of discount on notes........................      739        743        552
Amortization of debt issuance costs...................    3,578      5,176      4,664
Net change in accrued interest........................      146      2,916      9,261
Other.................................................     (630)        --         --
                                                        -------    -------    -------
                                                        $56,560    $71,930    $67,401
                                                        =======    =======    =======

6. DEBT ISSUANCE COSTS

   During fiscal 1999, the Company recorded an expense item of $6,307,000 which represented the write-off of debt issuance costs. The debt issuance costs were associated with a bridge loan incurred in connection with the Dawson acquisition, which was subsequently paid primarily with the proceeds from the Company's private placement of 14% Senior Subordinated Notes (see Note 5). During fiscal 2000, the Company expensed $338,000 of debt issuance costs related to the conversion of 7% Convertible Subordinated Debentures and other prepayments of debt.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2001 and 2000. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                   2001                  2000
                                            -------------------   -------------------
                                            CARRYING     FAIR     CARRYING     FAIR
                                             VALUE      VALUE      VALUE      VALUE
                                            --------   --------   --------   --------
Financial Assets:
  Cash and cash equivalents...............  $  2,098   $  2,098   $109,873   $109,873
  Accounts receivable, net................   177,016    177,016    123,203    123,203
  Notes receivable--related parties.......     6,050      6,600      5,150      5,150
  Commodity option contracts..............     1,035      1,035         --         --
Financial Liabilities:
  Accounts payable........................    42,544     42,544     34,091     34,091
  Commodity option contracts..............       344        344         --        778
  Long-term debt
    Senior Credit Facility................     2,000      2,000    291,948    291,948
    8 3/8% Senior Notes...................   175,000    176,094         --         --
    5% Convertible Subordinated Notes.....   158,426    141,989    205,810    160,532
    7% Convertible Subordinated
      Debentures..........................        --         --      1,000      1,130
    14% Senior Subordinated Notes.........   134,466    153,498    143,650    162,325
    Dawson 9 3/8% Senior Notes............       246        246      1,106      1,029
    Capital lease liabilities.............    22,964     22,964     21,911     21,911
    Other debt............................       805        805      1,175      1,175

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    Cash, trade receivables and trade payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

    Commodity option contracts: For fiscal 2001, under SFAS 133, the carrying amount of the commodity option contracts approximate fair value. For fiscal 2000, the carrying value is comprised of the unamortized premiums paid for the option contracts. The fair value of the commodity option contracts is estimated using the discounted forward prices of each options index price, for the term of each option contract.

    Notes receivable-related parties: The amounts reported relate to notes receivable from officers of the Company.

    Long-term debt: The fair value of the Company's long-term debt is based upon the quoted market prices for the various notes and debentures at June 30, 2001 and 2000, and the carrying amounts outstanding under the Company's senior credit facility.

8. DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments to manage well defined commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counter-parties to its commodity hedges. The Company only deals with reputable financial institutions as counter-parties and anticipates that such counter-parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counter-parties.

    The Company periodically hedges a portion of its oil and natural gas production through collar and option agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and natural gas prices and to manage exposure to commodity price risk under existing sales commitments. The Company's risk management objective is to lock in a range of pricing for expected production volumes. This allows the Company to forecast future earnings within a predictable range. The Company meets this objective by entering into collar and option arrangements which allow for acceptable cap and floor prices.

    The Company does not enter into derivative instruments for any purpose other than for economic hedging. The Company does not speculate using derivative instruments. The Company has identified the following derivative instruments:

    FREESTANDING DERIVATIVES. On March 30, 2000 the Company entered into a collar arrangement for a 22-month period whereby the Company will pay if the specified price is above the cap index and the counter-party will pay if the price should fall below the floor index. The hedge defines a range of cash flows bounded by the cap and floor prices. On May 25, 2001 the Company entered into an option arrangement for a 12-month period beginning March 2002. whereby the counter-party will pay if the price should fall below the floor index. The Company desires a measure of stability to ensure that cash flows do not fall below a certain level.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    Prior to the adoption of SFAS 133 as discussed in Note 1, these collars and options were accounted for as cash flow type hedges. Accordingly, the transition adjustment resulted in recording a $778,000 liability for the fair value of the collars to accumulated other comprehensive income, of which $520,000 was recognized in earnings during fiscal 2001. It is estimated that the remaining $258,000 of this transition adjustment will be recognized in earnings over the next fiscal year. While this arrangement was intended to be an economic hedge, as of July 1, 2000, the Company had not documented the March 30, 2000 oil and natural gas collars as cash flow hedges and therefore reported a charge to operations of $565,000 for the increase in fair value of the liability as of September 30, 2000 in other income. As of October 1, 2000, the Company documented these collars as cash flow hedges. As of May 25, 2001, the Company had not documented the May 25, 2001 oil and natural gas options as cash flow hedges and therefore has included income of $768,000 for the increase in fair value of the asset as of June 30, 2001 in other income. As of July 1, 2001, the Company documented these options as cash flow hedges. During fiscal 2001, the Company recorded a net increase of $999,000 in derivative assets, net of derivative liabilities, of which $132,000 represented ineffectiveness and was credited to earnings.

    EMBEDDED DERIVATIVES. The Company is party to a volumetric production payment that meets the definition of an embedded derivative under SFAS 133. Effective July 1, 2000, the Company determined and documented that the volumetric production payment is excluded from the scope of SFAS 133 under the normal purchases/sales exclusion as set forth in SFAS 138.

    For fiscal 2000 and 1999, gains and amortization of premiums paid on option contracts are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized.

    The net effect of the Company's commodity hedging activities decreased oil and natural gas revenues for the year ended June 30, 2000 by $822,270 and increased oil and natural gas revenues for the year ended June 30, 1999 by $158,500.

    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2001 and 2000:

                                    MONTHLY INCOME                                   STRIKE PRICE
                                ----------------------                               PER BBL/MMBTU
                                  OIL      NATURAL GAS                            -------------------
                                 (BBLS)      (MMBTU)              TERM             FLOOR       CAP      FAIR VALUE
                                --------   -----------   ----------------------   --------   --------   ----------
At June 30, 2001
  Oil Collars.................   5,000           --       Mar 2001 - Feb 2002      $19.70     $23.70    $(115,000)
  Oil Put.....................   5,000           --       Mar 2002 - Feb 2003       22.00         --      141,000
  Natural Gas Collars.........      --       40,000       Mar 2001 - Feb 2002        2.40       2.91     (229,000)
  Natural Gas Put.............      --       75,000       Mar 2002 - Feb 2003        3.00         --      894,000

At June 30, 2000
  Oil Collars.................   4,000           --       May 2000 - Feb 2001      $22.20     $26.50    $(118,000)
                                 5,000           --       Mar 2001 - Feb 2002       19.70      23.70     (140,000)
  Natural Gas Collars.........      --       30,000       May 2000 - Feb 2001        2.60       3.19     (272,000)
                                    --       40,000       Mar 2001 - Feb 2002        2.40       2.91     (248,000)

    (The strike prices for the oil options are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collars are based on the Inside FERC-West Texas

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)

    Waha spot price; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

9. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following:

                                                                 JUNE 30,
                                                            -------------------
                                                              2001       2000
                                                            --------   --------
                                                                (THOUSANDS)
Accrued payroll, taxes and employee benefits..............  $31,242    $15,261
State sales, use and other taxes..........................    5,825      2,465
Oil and gas revenue distribution..........................    1,606      1,714
Other.....................................................   10,250      6,958
                                                            -------    -------
Total.....................................................  $48,923    $26,398
                                                            =======    =======

10. STOCKHOLDERS' EQUITY

EQUITY OFFERINGS

    On June 30, 2000, the Company closed the public offering of 11,000,000 shares of common stock at $9.625 per share, or approximately $106 million (the "Equity Offering"). Net proceeds from the Equity Offering of approximately
$101 million were used to repay a portion of the Company's term loan borrowings and revolving line of credit under its senior credit facility and retire other long-term debt.

    On May 7, 1999, the Company closed the public offering of 55,300,000 shares of common stock (300,000 shares of which were sold pursuant to the underwriters' over-allotment option discussed below) at $3.00 per share, or $166 million (the "Prior Public Offering"). Concurrently therewith, the Company closed the offering of 3,508,772 shares of common stock at $2.85 per share, or $10 million (the "Prior Concurrent Offering" and together with the Prior Public Offering, the "Prior Equity Offerings"). In addition, on June 7, 1999, the underwriters of the Prior Public Offering exercised an over-allotment option to purchase an additional 5,436,000 million shares to cover over-allotments. Net proceeds from the Prior Equity Offerings of approximately $180.4 million were used to repay a portion of the Company's term loan borrowings under its senior credit facility.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

10. STOCKHOLDERS' EQUITY (CONTINUED)
    All options previously granted under the Prior Plans and outstanding as of November 17, 1997 (the date on which the Company's board of directors adopted the plan) were assumed and continued, without modification, under the 1997 Incentive Plan.

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

    The Company may grant Incentive Awards covering an aggregate of the greater of (i) 3,000,000 shares of the Company's common stock and (ii) 10% of the shares of the Company's common stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of the Company's common stock from the previous calendar quarter shall not result in a decrease in the number of shares available for issuance under the 1997 Incentive Plan. As a result of the Company's equity offering discussed above, as of June 30, 2001, the number of shares of the Company's common stock that may be covered by Incentive Awards has increased to approximately 10.1 million.

    Any shares of the Company's common stock that are issued and are forfeited or are subject to Incentive Awards under the 1997 Incentive Plan that expire or terminate for any reason will remain available for issuance with respect to the granting of Incentive Awards during the term of the 1997 Incentive Plan, except as may otherwise be provided by applicable law. Shares of the Company's common stock issued under the 1997 Incentive Plan may be either newly issued or treasury shares, including shares of the Company's common stock that the Company receives in connection with the exercise of an Incentive Award. The number and kind of securities that may be issued under the 1997 Incentive Plan and pursuant to then outstanding Incentive Awards are subject to adjustments to prevent enlargement or dilution of rights resulting from stock dividends, stock splits, recapitalizations, reorganization or similar transactions.

    The maximum number of shares of the Company's common stock subject to Incentive Awards that may be granted or that may vest, as applicable, to any one Covered Employee (defined below) during any calendar year shall be 500,000 shares, subject to adjustment under the provisions of the 1997 Incentive Plan.

    The maximum aggregate cash payout subject to Incentive Awards (including SARs, performance units and performance shares payable in cash, or other stock-based awards payable in cash) that may be granted to any one Covered Employee during any calendar year is $2,500,000. For purposes of the 1997 Incentive Plan, "Covered Employees" means a named executive officer who is one of the group covered employees as defined in Section 162(m) of the Code and the regulation promulgated thereunder (i.e., generally the chief executive officer and the other four most highly compensated executive officers for a given year.)

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

10. STOCKHOLDERS' EQUITY (CONTINUED)
    The 1997 Incentive Plan is administrated by the Compensation Committee appointed by the Board of Directors (the "Committee") consisting of not less than two directors each of whom is (i) an "outside director" under
Section 162(m) of the Code and (ii) a "non-employee director" under Rule 16b-3 of the Securities Exchange Act of 1934. In addition, subject to applicable shareholder approval requirements, the Company may issue NSOs outside the 1997 Incentive Plan.

    The exercise price of options granted under the 1997 Incentive Plan and outside the 1997 Incentive Plan is at or above the fair market value per share on the date the options are granted. The exercise of NSOs results in a U. S. tax deduction to the Company equal to the income tax effect of the difference between the exercise price and the market price at the exercise date. The following table summarizes the stock option activity related to the Company's plans (shares in thousands):

                                                      FISCAL YEAR ENDING JUNE 30,
                                    ---------------------------------------------------------------
                                           2001                  2000                  1999
                                    -------------------   -------------------   -------------------
                                               WEIGHTED              WEIGHTED              WEIGHTED
                                               AVERAGE               AVERAGE               AVERAGE
                                               EXERCISE              EXERCISE              EXERCISE
                                     SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                    --------   --------   --------   --------   --------   --------
Outstanding--beginning of fiscal
  year............................    9,470     $6.37      6,920      $5.55      2,292      $10.33
  Granted.........................    2,533      8.08      3,688       8.61      5,443        4.32
  Exercised.......................   (3,107)     4.70       (241)      4.56        (15)       6.36
  Forfeited.......................     (193)     4.92       (897)      9.80       (800)      10.87
                                    -------                -----                 -----
Outstanding--end of fiscal year...    8,703      7.49      9,470       6.37      6,920        5.55
                                    =======                =====                 =====
Exercisable--end of fiscal year...    4,360                4,370                 1,020
                                    =======                =====                 =====

STOCK INCENTIVE PLANS

    The foregoing stock option activity summary reflects that effective as of September 4, 1998, the Committee authorized the cancellation and reissue of stock options for employees that were not executive officers for the purpose of changing the exercise price and vesting schedule of such options. A total of 473,556 stock options were cancelled, with a weighted average price of approximately $13.09 per share, and reissued with an exercise price of $7.125 per share. The vesting of the new options is ratable over a three-year period from the date of grant.

    The following table summarizes information about the stock options outstanding at June 30, 2001 (shares in thousands):

                                                OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                             ---------------------------------------------------------   -----------------------------------
                             NUMBER OF SHARES     WEIGHTED-AVERAGE        WEIGHTED-      NUMBER OF SHARES      WEIGHTED-
                              OUTSTANDING AT    REMAINING CONTRACTUAL      AVERAGE        OUTSTANDING AT    AVERAGE EXERCISE
  RANGE OF EXERCISE PRICES    JUNE 30, 2001             LIFE            EXERCISE PRICE    JUNE 30, 2001          PRICE
  ------------------------   ----------------   ---------------------   --------------   ----------------   ----------------
     $3.00 - $6.8125              1,921                  6.49                $3.65            1,802               $3.51
     $7.125 - $7.4375             1,252                  7.82                 7.25              439                7.13
     $8.125 - $8.3125             2,135                  8.67                 8.25              176                8.31
      $8.50 - $13.25              3,395                  7.69                 9.27            1,943                9.68

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

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

                                                   2001       2000       1999
                                                 --------   --------   --------
                                                  (THOUSANDS, EXCEPT PER SHARE
                                                            AMOUNTS)
Net income (loss):
  As reported..................................  $62,710    $(18,959)  $(53,258)
  Pro forma....................................   52,338     (25,684)   (57,057)
Basic earnings per share of common stock:
  As reported..................................  $  0.63    $  (0.23)  $  (1.94)
  Pro forma....................................     0.53       (0.31)     (2.07)
Diluted earnings per share of common stock:
  As reported..................................  $  0.61    $  (0.23)  $  (1.94)
  Pro forma....................................     0.51       (0.31)     (2.07)

    SFAS 123 does not apply to options granted prior to January 1, 1995; therefore, the pro forma effect disclosed above may not be representative of pro forma amounts in future years.

    The total fair value of stock options granted during fiscal 2001, 2000 and 1999 was approximately $11,217,000, $19,541,000 and $15,695,000, respectively.
The fair value of each stock option grant was estimated on the date of grant using the Black-Sholes option-pricing model, based on the following weighted-average assumptions.

11. INCOME TAXES

                                                         FISCAL YEAR OF GRANT
                                                    ------------------------------
                                                      2001       2000       1999
                                                    --------   --------   --------
Risk-free interest rate...........................     4.30%      6.40%      5.09%
Expected life of options..........................  5 years    5 years    5 years
Expected volatility of the Company's stock
  price...........................................       59%        67%        98%
Expected dividends................................     None       none       none

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

11. INCOME TAXES (CONTINUED)
    Components of income tax expense (benefit) are as follows:

                                                  FISCAL YEAR ENDED JUNE 30,
                                                -------------------------------
                                                  2001       2000        1999
                                                --------   ---------   --------
                                                          (THOUSANDS)
Federal and State:
  Current.....................................  $ 2,304     $(5,588)   $     --
  Deferred
    U.S.......................................   34,698      (1,818)    (25,560)
    Foreign...................................       --          --        (115)
                                                -------     -------    --------
                                                $37,002     $(7,406)   $(25,675)
                                                =======     =======    ========

    No income tax payments were made for fiscal 2001, 2000 and 1999. Additionally a deferred tax benefit of $7,004,000 has been allocated to stockholders' equity in fiscal 2001 for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes.

    Income tax expense (benefit) differs from amounts computed by applying the statutory federal rate as follows:

                                                              FISCAL YEAR ENDED JUNE 30,
                                                         ------------------------------------
                                                           2001          2000          1999
                                                         --------      --------      --------
Income tax computed at statutory rate..............        35.0%        (35.0)%       (35.0)%
Amortization of goodwill disallowance..............         2.2           7.0           2.0
State taxes........................................         1.4            --            --
Change in valuation allowance and other............        (1.4)          1.5           0.5
                                                           ----         -----         -----
                                                           37.2%        (26.5)%       (32.5)%
                                                           ====         =====         =====

    Deferred tax assets (liabilities) are comprised of the following:

                                                          FISCAL YEAR ENDED JUNE 30,
                                                          --------------------------
                                                             2001            2000
                                                          ----------      ----------
                                                                 (THOUSANDS)
Net operating loss and tax credit carry forwards....      $  69,376       $  88,491
Property and equipment..............................       (182,442)       (175,511)
Self insurance reserves.............................            405           1,616
Allowance for bad debts.............................          1,542           1,129
Acquisition expenses, expensed for tax..............           (626)           (626)
Other...............................................            148             862
                                                          ---------       ---------
Net deferred tax liability..........................       (111,597)        (84,039)
Valuation allowance of deferred tax assets..........        (15,803)        (15,668)
                                                          ---------       ---------
Net deferred tax liability, net of valuation
  allowance.........................................      $(127,400)      $ (99,707)
                                                          =========       =========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

11. INCOME TAXES (CONTINUED)

    A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As described below, due to annual limitations on certain net operating loss carryforwards, it does not appear more likely than not that the Company will be able to utilize all available carryforwards prior to their ultimate expiration.

    The Company estimates that as of June 30, 2001, the Company will have available approximately $185,474,305 of net operating loss carryforwards (which will continue to expire in fiscal 2002). Approximately $53,570,522 of the net operating loss carryforwards are subject to an annual limitation of approximately $1,012,000, under Sections 382 and 383 of the Internal Revenue Code.

12. LEASING ARRANGEMENTS

    The Company leases certain property and equipment under non-cancelable operating leases that generally expire at various dates through fiscal 2006. The term of the operating leases generally run from 24 to 60 months with varying payment dates throughout each month.

    As of June 30, 2001, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                               LEASE
FISCAL YEAR ENDING JUNE 30,                                   PAYMENTS
---------------------------                                   --------
2002........................................................  $ 4,689
2003........................................................    4,587
2004........................................................    4,493
2005........................................................    4,426
2006........................................................    2,626
                                                              -------
                                                              $20,821
                                                              =======

    Operating lease expense was approximately $6,072,000, $6,460,000 and $7,313,000 for the fiscal years ended June 30, 2001, 2000 and 1999, respectively.

13. EMPLOYEE BENEFIT PLANS

    In order to retain quality personnel, the Company maintains 401(k) plans as part of its employee benefits package. From July 1, 1998 through December 31, 1998, the Company matched 100% of employee contributions into its 401(k) plan up to a maximum of $1,000 per participant per year. From January 1, 1999 through March 31, 2000, the Company elected not to match employee contributions. Commencing April 1, 2000, the Company matches, 100% of employee contributions into its 401(k) plan up to a maximum of $250 per participant per year. The maximum limit was increased to $500 effective October 1, 2000, $750 effective January 1, 2001 and $1,000 effective July 1, 2001. The Company's matching contributions for fiscal 2001, 2000 and 1999 were approximately $1,857,000, $77,000 and $908,000, respectively.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

14. TRANSACTIONS WITH RELATED PARTIES

    In connection with the negotiation of the terms of a five-year employment agreement with Mr. Francis D. John, Chairman of the Board, President and Chief Executive Officer of the Company, and as an inducement to Mr. John to enter into such employment agreement, the Company entered into a separate agreement with Mr. John, dated as of August 2, 1999, which as amended through June 30, 2001, provides that $6.5 million in loans previously made by the Company to Mr. John, together with the accrued interest payable thereon, will be forgiven, ratably during the ten year period commencing on July 1, 2001 and ending on June 30, 2010. The agreement provides that the foregoing forgiveness of indebtedness is predicated and conditioned upon Mr. John remaining employed by the Company during such period. In addition, in the event that Mr. John is terminated by the Company for Cause (as defined in the agreement), or in the event that Mr. John voluntarily terminates his employment with the Company, the agreement further provides that the entire remaining principal balance of these loans, together with accrued interest payable thereon, will become immediately due and payable by Mr. John. However, in the event that Mr. John's employment is terminated for "Good Reason", or as a result of Mr. John's death or "Disability", or as a result of a "Change in Control" (all as defined in that agreement), the agreement stipulates that the remaining principal balance outstanding on the loans, together with accrued interest thereon will be forgiven.

    In connection with the negotiation of an employment agreement with Thomas K. Grundman, the Company's Executive Vice President, Chief Financial Officer and Chief Accounting Officer, the Company made a $240,000 short-term loan and a $150,000 relocation loan to assist Mr. Grundman's relocation to the Company's executive offices. Interest on these loans accrues at a rate of 6.125% per annum. The short-term loan has been repaid. The relocation loan together with accrued interest will be forgiven in three installments of $50,000 each on July 1, 2000, 2001 and 2002; provided, however, that if Mr. Grundman's employment is terminated during such period in a way that (i) triggers severance obligations, all amounts owed shall be immediately forgiven or (ii) does not trigger severance obligations, all amounts owed shall be immediately due and payable.

15. BUSINESS SEGMENT INFORMATION

    The Company's reportable business segments are well servicing and contract drilling. Oil and natural gas production operations previously were presented separately as a reportable business segment and are now included in "corporate/other."

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

    The Company's management evaluates the performance of its operating segments based on net income and operating profits (revenues less direct operating expenses). Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

15. BUSINESS SEGMENT INFORMATION (CONTINUED) assets consist principally of cash and cash equivalents, deferred debt financing costs and deferred income tax assets.

                                                       WELL      CONTRACT   CORPORATE
                                                     SERVICING   DRILLING    /OTHER       TOTAL
                                                     ---------   --------   ---------   ----------
TWELVE MONTHS ENDED JUNE 30, 2001
Operating revenues.................................  $758,273    $107,639   $  7,350    $  873,262
Operating profit...................................   265,165      30,273      2,886       298,324
Depreciation, depletion and amortization...........    63,578       7,947      3,622        75,147
Interest expense...................................     1,831          --     54,729        56,560
Net income (loss) before extraordinary gain
(loss)*............................................   109,159       9,466    (56,344)       62,281
Identifiable assets................................   664,611      95,473    278,325     1,038,409
Capital expenditures (excluding acquisitions)......    50,799      15,884     15,437        82,120

TWELVE MONTHS ENDED JUNE 30, 2000
Operating revenues.................................  $559,492    $ 68,428   $  9,812    $  637,732
Operating profit...................................   159,552      10,129      5,665       175,346
Depreciation, depletion and amortization...........    62,680       6,105      2,187        70,972
Interest expense...................................     2,300          --     69,630        71,930
Net income (loss) before extraordinary gain (loss)
*..................................................    48,062      (1,664)   (56,968)      (20,570)
Identifiable assets................................   635,304      89,574    322,754     1,047,632
Capital expenditures (excluding acquisitions)......    30,098       8,282      3,422        41,802

TWELVE MONTHS ENDED JUNE 30, 1999
Operating revenues.................................  $433,657    $ 50,613   $  7,547    $  491,817
Operating profit...................................   108,692       7,057      4,640       120,389
Depreciation, depletion and amortization...........    52,638       6,586      2,850        62,074
Interest expense...................................     1,659          18     65,724        67,401
Net income (loss) before extraordinary gain
(loss)*............................................    15,447      (4,093)   (64,612)      (53,258)
Identifiable assets................................   651,781      81,074    209,860       942,715
Capital expenditures (excluding acquisitions)......    26,776       1,063      3,468        31,307

------------------------

* -- Net income (loss) before extraordinary gain (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

    Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $54.5 million and $13.4 million, respectively, for the year ended June 30, 2001. Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $37.7 million and $7.3 million, respectively, for the year ended June 30, 2000. Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $26.9 million and $5.4 million, respectively, for the year ended June 30, 1999.

    The Company had $84.1 million and $66.9 million of identifiable assets as of June 30, 2001 and 2000, respectively, related to its foreign operations.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

16. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Fair value of common stock issued in purchase
transactions................................................   $8,120    $    --    $    --
Fair value of common stock issued to lender in lieu of
fees........................................................       --         --          1
Fair value of common stock issued upon conversion of
long-term debt..............................................      957      3,606         --
Capital lease obligations...................................    9,595     10,758     17,120

17. UNAUDITED SUPPLEMENTARY INFORMATION--QUARTERLY RESULTS OF OPERATIONS

    Summarized quarterly financial data for fiscal 2001, 2000 and 1999 are as follows:

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Revenues............................................  $191,679   $203,911   $227,370   $250,302
Income (loss) from operations.......................    12,229     18,063     27,912     41,079
Net income (loss) before extraordinary gain
(loss)..............................................     7,510     11,094     17,587     26,090
Extraordinary gain (loss), net of tax...............     1,197         68       (167)      (669)
                                                      --------   --------   --------   --------
Net income (loss)...................................     8,707     11,162     17,420     25,421
                                                      ========   ========   ========   ========
Earnings (loss) per share:
  Basic--before extraordinary gain (loss)...........      0.08       0.11       0.18       0.26
  Extraordinary gain (loss), net of tax.............      0.01         --         --      (0.01)
                                                      --------   --------   --------   --------
  Basic--after extraordinary gain (loss)............      0.09       0.11       0.18       0.25
                                                      ========   ========   ========   ========
  Diluted--before extraordinary gain (loss).........      0.08       0.11       0.17       0.25
  Extraordinary gain (loss),........................      0.01         --         --      (0.01)
                                                      --------   --------   --------   --------
  Diluted--after extraordinary gain (loss)..........      0.09       0.11       0.17       0.24
                                                      ========   ========   ========   ========
Weighted average shares outstanding:
  Basic.............................................    96,880     97,534     98,211    100,179
  Diluted...........................................   100,472    100,534    103,524    104,401

2000
Revenues............................................  $149,892   $159,389   $158,551   $169,900
Income (loss) from operations.......................   (13,191)    (7,953)    (5,730)    (1,102)
Net income (loss) before extraordinary gain
(loss)..............................................    (9,451)    (5,693)    (4,150)    (1,276)
Extraordinary gain (loss), net of tax...............        --         --         --      1,611
Net income (loss)...................................    (9,451)    (5,693)    (4,150)       335
                                                      --------   --------   --------   --------

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

17. UNAUDITED SUPPLEMENTARY INFORMATION--QUARTERLY RESULTS OF OPERATIONS (CONTINUED)

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Earnings (loss) per share:
  Basic--before extraordinary gain (loss)...........     (0.11)     (0.07)     (0.05)     (0.01)
  Extraordinary gain (loss), net of tax.............        --         --         --       0.02
                                                      --------   --------   --------   --------
  Basic--after extraordinary gain (loss)............     (0.11)     (0.07)     (0.05       0.01
                                                      ========   ========   ========   ========
  Diluted--before extraordinary gain (loss).........     (0.11)     (0.07)     (0.05)     (0.01)
  Extraordinary gain (loss), net of tax.............        --         --         --       0.02
                                                      --------   --------   --------   --------
  Diluted--after extraordinary gain (loss)..........     (0.11)     (0.07)     (0.05       0.01
                                                      ========   ========   ========   ========
Weighted average shares outstanding:
  Basic.............................................    82,738     82,738     84,633     85,567
  Diluted...........................................    82,738     82,738     84,633     85,567

18. VOLUMETRIC PRODUCTION PAYMENT

    In March 2000, Key sold a portion of its future oil and natural gas production from Odessa Exploration Incorporated, its wholly owned subsidiary, for gross proceeds of $20 million pursuant to an agreement under which the purchaser is entitled to receive a share of the production from certain oil and natural gas properties in amounts ranging from 3,500 to 10,000 barrels of oil and 58,800 to 122,100 Mmbtus of natural gas per month over a six year period ending February 2006. The total volume of the forward sale is approximately 486,000 barrels of oil and 6.135 million Mmbtus of natural gas.

19. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

    The Company's senior notes are guaranteed by all of the Company's subsidiaries (except for the foreign subsidiaries), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to tranfer funds to the parent company.

    The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered." The information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                  JUNE 30, 2001
                                       -------------------------------------------------------------------
                                                                    NON-
                                        PARENT     GUARANTOR      GUARANTOR
                                       COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   -----------   ------------   ------------
                                                                 (IN THOUSANDS)
Assets:
  Current assets.....................  $ 10,680    $  165,653      $29,817      $      --      $  206,150
  Net property and equipment.........    21,418       717,989       54,309             --         793,716
  Goodwill, net......................     3,374       184,379        2,122             --         189,875
  Deferred costs, net................    17,624            --           --             --          17,624
  Intercompany receivables...........   664,592            --           --       (664,592)             --
  Other assets.......................    15,303         5,616           --             --          20,919
                                       --------    ----------      -------      ---------      ----------
Total assets.........................  $732,991     1,073,637      $86,248      $(664,592)     $1,228,284
                                       ========    ==========      =======      =========      ==========
Liabilities and equity:
  Current liabilities................  $ 35,671    $   64,679      $15,203      $      --      $  115,553
  Long-term debt.....................   470,668        15,331          (38)            --         485,961
  Intercompany paybles...............        --       608,764       55,828       (664,592)             --
  Deferred tax liability.............   127,400            --           --             --         127,400
  Other long-term liabilities........     8,240        14,252           --             --          22,492
  Stockholders' equity...............    91,012       370,611       15,255             --         476,878
                                       --------    ----------      -------      ---------      ----------
Total liabilities and stockholders'
  equity.............................  $732,991    $1,073,637      $86,248      $(664,592)     $1,228,284
                                       ========    ==========      =======      =========      ==========

                                                                  JUNE 30, 2000
                                       -------------------------------------------------------------------
                                                                    NON-
                                        PARENT     GUARANTOR      GUARANTOR
                                       COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   -----------   ------------   ------------
                                                                 (IN THOUSANDS)
Assets:
  Current assets.....................  $120,216    $  115,178      $18,195      $      --      $  253,589
  Net property and equipment.........     7,308       704,531       48,722             --         760,561
  Goodwill, net......................     3,606       192,641        2,386             --         198,633
  Deferred costs, net................    18,855            --           --             --          18,855
  Intercompany receivables...........   788,166            --           --       (788,166)             --
  Other assets.......................     9,062         5,565           --             --          14,627
                                       --------    ----------      -------      ---------      ----------
Total assets.........................  $947,213    $1,017,915      $69,303      $(788,166)     $1,246,265
                                       ========    ==========      =======      =========      ==========
Liabilities and equity:
  Current liabilities................  $ 33,637    $   47,736      $11,475      $      --      $   92,848
  Long-term debt.....................   637,438        14,486           21             --         651,945
  Intercompany paybles...............        --       740,268       47,898       (788,166)             --
  Deferred tax liability.............    99,707            --           --             --          99,707
  Other long-term liabilities........     1,751        17,127           --             --          18,878
  Stockholders' equity...............   174,680       198,298        9,909             --         382,887
                                       --------    ----------      -------      ---------      ----------
Total liabilities and stockholders'
  equity.............................  $947,213    $1,017,915      $69,303      $(788,166)     $1,246,265
                                       ========    ==========      =======      =========      ==========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                  JUNE 30, 2001
                                       -------------------------------------------------------------------
                                                                    NON-
                                        PARENT     GUARANTOR      GUARANTOR
                                       COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   -----------   ------------   ------------
                                                                 (IN THOUSANDS)
Revenues.............................  $  2,018     $816,724       $54,520       $    --        $873,262
Costs and expenses:..................
  Direct expenses....................        --      533,807        41,131            --         574,938
  Depreciation, depletion and
    amortization expense.............     1,353       69,714         4,080            --          75,147
  General and administrative
    expense..........................    18,991       43,644         3,436            --          66,071
  Interest...........................    54,464        1,275           821            --          56,560
  Other..............................       318          943             2            --           1,263
                                       --------     --------       -------       -------        --------
Total costs and expenses.............    75,126      649,383        49,470            --         773,979
                                       --------     --------       -------       -------        --------
Income (loss) before income taxes....   (73,108)     167,341         5,050            --          99,283
Income tax (expense) benefit.........    27,247      (62,367)       (1,882)           --         (37,002)
                                       --------     --------       -------       -------        --------
Net income (loss) before
  extraordinary items................   (45,861)     104,974         3,168            --          62,281
Extraordinary items, net of tax......       429           --            --            --             429
                                       --------     --------       -------       -------        --------
Net income (loss)....................  $(45,432)    $104,974       $ 3,168       $    --        $ 62,710
                                       ========     ========       =======       =======        ========

                                                                   JUNE 30, 2000
                                        -------------------------------------------------------------------
                                                                     NON-
                                         PARENT     GUARANTOR      GUARANTOR
                                        COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -----------   ------------   ------------
                                                                  (IN THOUSANDS)
Revenues..............................  $    790     $599,225       $37,717       $    --        $637,732

Costs and expenses:
  Direct expenses.....................        --      431,997        30,389            --         462,386
  Depreciation, depletion and
    amortization expense..............     1,162       66,453         3,357            --          70,972
  General and administrative
    expense...........................    11,101       44,473         3,198            --          58,772
  Interest............................    69,802        1,527           601            --          71,930
  Other...............................        --        1,648            --            --           1,648
                                        --------     --------       -------       -------        --------
Total costs and expenses..............    82,065      546,098        37,545            --         665,708
                                        --------     --------       -------       -------        --------
Income (loss) before income taxes.....   (81,275)      53,127           172            --         (27,976)
Income tax (expense) benefit..........    21,516      (14,064)          (46)           --           7,406
                                        --------     --------       -------       -------        --------
Net income (loss) before extraordinary
  items...............................   (59,759)      39,063           126            --         (20,570)
Extraordinary items, net of tax.......     1,611           --            --            --           1,611
                                        --------     --------       -------       -------        --------
Net income (loss).....................  $(58,148)    $ 39,063       $   126       $    --        $(18,959)
                                        ========     ========       =======       =======        ========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

                                                                   JUNE 30, 1999
                                        -------------------------------------------------------------------
                                                                     NON-
                                         PARENT     GUARANTOR      GUARANTOR
                                        COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                        --------   ------------   -----------   ------------   ------------
                                                                  (IN THOUSANDS)
Revenues..............................  $  1,086     $463,813       $26,918       $    --        $491,817
Costs and expenses:
  Direct expenses.....................        --      349,936        21,492            --         371,428
  Depreciation, depletion and
    amortization expense..............       428       58,403         3,243            --          62,074
  General and administrative
    expense...........................    14,962       34,490         3,656            --          53,108
  Interest............................    65,724        1,559           118            --          67,401
  Other...............................    10,811        5,928            --            --          16,739
                                        --------     --------       -------       -------        --------
Total costs and expenses..............    91,925      450,316        28,509            --         570,750
                                        --------     --------       -------       -------        --------
Income (loss) before income taxes.....   (90,839)      13,497        (1,591)           --         (78,933)
Income tax (expense) benefit..........    29,547       (4,390)          518            --          25,675
                                        --------     --------       -------       -------        --------
Net income (loss) before extraordinary
  items...............................   (61,292)       9,107        (1,073)           --        $(53,258)
Extraordinary items, net of tax.......        --           --            --            --              --
                                        --------     --------       -------       -------        --------
Net income (loss).....................  $(61,292)    $  9,107       $(1,073)      $    --        $(53,258)
                                        ========     ========       =======       =======        ========

                                                         FISCAL YEAR ENDED JUNE 30, 2001
                                       --------------------------------------------------------------------
                                                                     NON-
                                        PARENT      GUARANTOR      GUARANTOR
                                        COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                       ---------   ------------   -----------   ------------   ------------
                                                                  (IN THOUSANDS)
Net cash provided by (used in)
  operating activities...............  $  68,567     $ 64,408       $ 9,742       $    --        $ 142,717
Net cash provided by (used in)
  investing activities...............    (19,459)     (56,711)       (7,180)           --          (83,350)
Net cash provided by (used in)
  financing activities...............   (158,627)      (8,456)          (59)           --         (167,142)
                                       ---------     --------       -------       -------        ---------
Net increase (decrease) in cash......   (109,519)        (759)        2,503            --         (107,775)
Cash and cash equivalents at
  beginning of period................    111,166       (1,246)          (47)           --          109,873
                                       ---------     --------       -------       -------        ---------
Cash and cash equivalents at end of
  period.............................  $   1,647     $ (2,005)      $ 2,456       $    --        $   2,098
                                       =========     ========       =======       =======        =========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

                                                         FISCAL YEAR ENDED JUNE 30, 2000
                                       -------------------------------------------------------------------
                                                                    NON-
                                        PARENT     GUARANTOR      GUARANTOR
                                       COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                       --------   ------------   -----------   ------------   ------------
                                                                 (IN THOUSANDS)
Net cash provided by (used in)
  operating activities...............  $ 18,962     $ 10,434       $ 5,464       $    --        $ 34,860
Net cash provided by (used in)
  investing activities...............    (4,468)     (26,671)       (6,627)           --         (37,766)
Net cash provided by (used in)
  financing activities...............    80,070        9,287           (56)           --          89,301
                                       --------     --------       -------       -------        --------
Net increase (decrease) in cash......    94,564       (6,950)       (1,219)           --          86,395
Cash and cash equivalents at
  beginning of period................    16,602        5,704         1,172            --          23,478
                                       --------     --------       -------       -------        --------
Cash and cash equivalents at end of
  period.............................  $111,166     $ (1,246)      $   (47)      $    --        $109,873
                                       ========     ========       =======       =======        ========

                                                         FISCAL YEAR ENDED JUNE 30, 1999
                                       --------------------------------------------------------------------
                                                                     NON-
                                        PARENT      GUARANTOR      GUARANTOR
                                        COMPANY    SUBSIDIARIES   SUBSIDARIES   ELIMINATIONS   CONSOLIDATED
                                       ---------   ------------   -----------   ------------   ------------
                                                                  (IN THOUSANDS)
Net cash provided by (used in)
  operating activities...............  $ (49,167)    $ 26,508       $ 9,232       $    --        $ (13,427)
Net cash provided by (used in)
  investing activities...............   (272,620)     (13,986)       (8,048)           --         (294,654)
Net cash provided by (used in)
  financing activities...............    313,526       (7,196)          (36)           --          306,294
                                       ---------     --------       -------       -------        ---------
Net increase (decrease) in cash......     (8,261)       5,326         1,148            --           (1,787)
Cash and cash equivalents at
  beginning of period................     24,863          378            24            --           25,265
                                       ---------     --------       -------       -------        ---------
Cash and cash equivalents at end of
  period.............................  $  16,602     $  5,704       $ 1,172       $    --        $  23,478
                                       =========     ========       =======       =======        =========

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Key Energy Services, Inc.

    We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc., and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended
June 30, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Energy Services, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

                                          KPMG LLP
Midland, Texas
August 16, 2001

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

    ITEMS 10-13.

        Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of June 30, 2001.

                                    PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

    (a) Index to Exhibits

       The following documents are filed as part of this report:

       (1) See Index to Financial Statements set forth in Item 8.

       (2) Financial Statements Schedules:

           Key Energy Services, Inc.:
           Consolidated Supplementary Financial Statement Schedule As of and for Each of the Three Years Ended June 30, 2001:
           Schedule II-Consolidated Valuation and Qualifying
           Accounts...................S-1

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

                4.14      Warrant Registration Rights Agreement dated January 22,
                          1999, by and among the Company and Lehman Brothers Inc.,
                          Bear, Stearns & Co. Inc., F.A.C./ Equities, a division of
                          First Albany Corporation, and Dain Rauscher Wessels, a
                          division of Dain Rauscher Incorporated. (Incorporated by
                          reference to Exhibit 99(e) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).

                4.15      Indenture dated March 6, 2001 between the Company and The
                          Chase Manhattan Bank, a New York banking corporation, as
                          Trustee (Incorporated by reference to Exhibit 4.1 of the
                          Company's Form 8-K filed on March 20, 2001, File
                          No. 1-8038)

                4.16      Registration Rights Agreement dated March 6, 2001 among the
                          Company, certain of its subsidiaries, Lehman Brothers, Inc., and Bear Stearns & Co., Inc. (Incorporated by reference to
                          Exhibit 99.2 of the Company's Current Report of Form 8-K
                          dated March 20, 2001 File No. 1-8038)

                10.1      Employment Agreement between the Company and D. Kirk
                          Edwards, dated as of July 1, 1996. (Incorporated by
                          reference to Exhibit 10.1 of the Company's Annual Report on
                          Form 10-K for the year ended June 30, 1997, File
                          No. 1-8038).

                10.2      Amended and Restated Senior Credit Facility among Key Energy
                          Group, Inc. and several other financial institutions dated as of June 6, 1997 as amended and restated through November
                          6, 1997. (Incorporated by reference to Exhibit 10(s) of the
                          Company's Quarterly Report on Form 10-Q for the quarter
                          ended December 31, 1997, File No. 1-8038).

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

                10.4      Escrow Agreement among Key Energy Group, Inc., Lehman
                          Brothers Inc., Lehman Commercial Paper Inc. and The Bank of
                          New York, dated as of September 14, 1998 (Incorporated by
                          reference to Exhibit 99.6 of the Company's Current Report on
                          Form 8-K dated September 28, 1998, File No. 1-8038).

                10.5      $550,000,000 Second Amended and Restated Senior Credit
                          Facility, among Key Energy Group, Inc., PNC Bank, National
                          Association, Norwest Bank Texas, N.A., PNC Capital Markets,
                          Inc. and the several lenders from time to time parties
                          thereto, dated as of June 6, 1997, as amended and restated
                          through September 14, 1998 (Incorporated by reference to
                          Exhibit 99.7 of the Company's Current Report on Form 8-K
                          dated September 28, 1998, File No. 1-8038).

                10.6      Amended and Restated Master Guarantee and Collateral
                          Agreement made by Key Energy Group, Inc. and certain of its subsidiaries in favor of Norwest Bank Texas, N.A., dated as of June 6, 1998, as amended and restated through September
                          14, 1998 (Incorporated by reference to Exhibit 99.8 of the
                          Company's Current Report on Form 8-K dated September 28,
                          1998, File No. 1-8038).

                10.7      Intercreditor and Collateral Agency Agreement, dated as of
                          September 14, 1998. (Incorporated by reference to Exhibit
                          99.9 of the Company's Current Report on Form 8-K dated
                          September 28, 1998, File No. 1-8038).

                10.8      Consulting Agreement, dated as of October 7, 1998, by and
                          among Key Energy Group, Inc. and Michael E. Little.
                          (Incorporated by reference to Exhibit 10(a) of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          December 31, 1998, File No. 1-8038).

                10.9      Employment Agreement, dated November 13, 1998, by and
                          between Key Energy Group, Inc. and James J. Byerlotzer.
                          (Incorporated by reference to Exhibit 10(b) the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          December 31, 1998, File No. 1-8038).

                10.10     Non-Compete Agreement, dated November 13, 1998, by and
                          between Key Energy Group, Inc. and James J. Byerlotzer.
                          (Incorporated by reference to Exhibit 10(c) of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          December 31, 1998, File No. 1-8038).

                10.11     Non-Compete Agreement, dated October 20, 1998, by and
                          between Key Energy Group, Inc. and Joseph B. Eustace.
                          (Incorporated by reference to Exhibit 10(e) of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          December 31, 1998, File No. 1-8038).

                10.12     Consulting Agreement, dated as of November 12, 1998, by and among Key Energy Group, Inc. and C. Ron Laidley.
                          (Incorporated by reference to Exhibit 10(f) of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          December 31, 1998, File No. 1-8038).

                10.13     Key Energy Group, Inc. Performance Compensation Plan.
                          (Incorporated by reference to Exhibit 10(g) of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          December 31, 1998, File No. 1-8038).

                10.14     First Amendment, dated as of December 3, 1997, to the Second
                          Amended and Restated Senior Credit Facility, dated as of
                          June 6, 1997, as amended and restated through November 6,
                          1997. (Incorporated by reference to Exhibit 10(h) of the
                          Company's Quarterly Report on Form 10-Q for the quarter
                          ended December 31, 1998, File No. 1-8038).

                10.15     Second Amendment, dated as of December 29, 1998, to the
                          Second Amended and Restated Senior Credit Facility, dated as of June 6, 1997, as amended and restated through September
                          14, 1998, and as amended by the First Amendment dated as of
                          November 19, 1998. (Incorporated by reference to Exhibit
                          10(i) of the Company's Quarterly Report on Form 10-Q for the
                          quarter ended December 31, 1998, File No. 1-8038).

                10.16     Purchase Agreement dated January 19, 1999 by and among the
                          Registrant, certain of its subsidiaries, Lehman Brothers,
                          Inc., Bear, Stearns & Co. Inc., First Albany Corporation,
                          Dain Rauscher Wessels, a division of Dain Rauscher
                          Incorporated. (Incorporated by reference to Exhibit 99(a) of the Company's Form 8-K filed on February 3, 1999, File
                          No. 1-8038).

                10.17     Employment Agreement between the Company and William C.
                          McCurdy dated as of January 4, 1999. (Incorporated by
                          reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File
                          No. 1-8038).

                10.18     Employment Agreement between the Company and Michael R.
                          Furrow dated as of January 4, 1999. (Incorporated by
                          reference to Exhibit 10(g) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File
                          No. 1-8038).

                10.19     Purchase Agreement, among the Company, Green-Cohn Group,
                          LLC, ZPG Securities L.L.C. and DFG Corporation, dated as of
                          April 15, 1999. (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated April 8,
                          1999, File No. 1-8038).

                10.20     Commitment Letter, between the Company and PNC Investment
                          Corp., dated April 15, 1999. (Incorporated by reference to
                          Exhibit 99.3 of the Company's Current Report on Form 8-K
                          dated April 8, 1999, File No. 1-8038).

                10.21     Fee letter, between the Company and PNC Capital Markets,
                          Inc., dated April 15, 1999. (Incorporated by reference to
                          Exhibit 99.4 of the Company's Current Report on Form 8-K
                          dated April 8, 1999, File No. 1-8038).

                10.22     Third Amendment, dated as of April 8, 1999, to the Second
                          Amended and Restated Senior Credit Facility, among the
                          Company, the several lenders from time to time parties
                          thereto, PNC Bank, National Association, as Administrative
                          Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC
                          Capital Markets, Inc., as Arranger. (Incorporated by
                          reference to Exhibit 99.5 of the Company's Current Report on
                          Form 10-K dated April 8, 1999, File No. 1-8038).

                10.23     Fourth Amendment, dated as of April 15, 1999, to the Second
                          Amended and Restated Senior Credit Facility, among the
                          Company, the several lenders from time to time parties
                          thereto, PNC Bank, National Association, as Administrative
                          Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC
                          Capital Markets, Inc., as Arranger. (Incorporated by
                          reference to Exhibit 99.6 of the Company's Current Report on
                          Form 10-K dated April 8, 1999, File No. 1-8038).

                10.24     Underwriting Agreement, dated May 4, 1999, among the
                          Company, and Friedman, Billings, Ramsey & Co., Inc., for
                          itself and as representative for the other underwriter named in Schedule I thereto. (Incorporated by reference to Exhibit
                          1.1 of the Company's Current Report on Form 8-K dated May 4,
                          1999, File No. 1- 8038).

                10.25     Letter Agreement, dated May 4, 1999, among the Company, PNC
                          Capital Markets, Inc. and PNC Investment Corp. (Incorporated
                          by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated May 4, 1999, File No 1-8038).

                10.26     Fifth Amendment, dated as of May 10, 1999, to the Second
                          Amended and Restated Senior Credit Facility, among the
                          Company, the several lenders from time to time parties
                          thereto, PNC Bank, National Association, as Administrative
                          Agent, Norwest Bank Texas, N.A., as Collateral Agent, and
                          PNC Capital Markets, Inc., as Arranger. (Incorporated by
                          reference to Exhibit 10.91 of the Company's Annual Report on
                          Form 10-K dated June 30, 1999, File No. 1-8038).

                10.27     Consulting Agreement between Key Energy Group, Inc. and The
                          Old Hill Company LLC dated as of December 2, 1998.
                          (Incorporated by reference to Exhibit 10.92 of the Company's
                          Annual Report on Form 10-K dated June 30, 1999, File
                          No. 1-8038).

                10.28     Amended and Restated Employment Agreement dated July 1,
                          1999, between Francis D. John and Key Energy Services, Inc.
                          (Incorporated by reference to Exhibit 10.1 of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1999, File No. 1-8038).

                10.29     Employment Agreement dated August 5, 1999, between Thomas K.
                          Grundman and Key Energy Services, Inc. (Incorporated by
                          reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File
                          No. 1-8038).

                10.30     Employment Agreement dated July 1, 1999, between Danny R.
                          Evatt and Key Energy Services, Inc.(Incorporated by
                          reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File
                          No. 1-8038).

                10.31     Employment Agreement dated July 1, 1999, between James J.
                          Byerlotzer and Key Energy Services, Inc. (Incorporated by
                          reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File
                          No. 1-8038).

                10.32     Agreement dated as of August 2, 1999, between Francis D.
                          John and Key Energy Services, Inc. (Incorporated by
                          reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File
                          No. 1-8038).

                10.33     Promissory Note dated August 3, 1999, made by Thomas K.
                          Grundman in favor of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1999, File
                          No. 1-8038).

                10.34     Demand Note dated August 3, 1999, made by Thomas K. Grundman in favor of Key Energy Services, Inc. (Incorporated by
                          reference to Exhibit 10.7 of the Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1999, File
                          No. 1-8038).

                10.35     Confidential Separation and Release Agreement dated as of
                          July 1, 1999, between Key Energy Services, Inc. and Stephen
                          E. McGregor (Incorporated by reference to Exhibit 10.8 of
                          the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).

                10.36     Amendment No. 1 dated as of December 1, 1999, to Agreement dated as of August 2, 1999, between Francis D. John and Key
                          Energy Services, Inc. (Incorporated by reference to Exhibit
                          10.1 of the Company's Quarterly Report on Form 10-Q for the
                          quarter ended December 31, 1999, File No. 1-8038).

                10.37     Amendment No. 1 dated as of November 24, 1999, to the
                          Confidential Separation and Release Agreement dated as of
                          July 1, 1999, between Key Energy Services, Inc. and Stephen
                          E. McGregor (Incorporated by reference to Exhibit 10.2 of
                          the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-8038).

                10.38     Sixth Amendment, dated as of July 14, 1999, to the Second
                          Amended and Restated Senior Credit Facility, among the
                          Company, the several lenders from time to time parties
                          thereto, PNC Bank, National Association, as Administrative
                          Agent, Norwest Bank Texas, N.A., as Collateral Agent, and
                          PNC Capital Markets, Inc., as Arranger (Incorporated by
                          reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File
                          No. 1-8038).

                10.39     Seventh Amendment, dated as of March 1, 2000, to the Second
                          Amended and Restated Senior Credit Facility, among the
                          Company, the several lenders from time to time parties
                          thereto, PNC Bank, National Association, as Administrative
                          Agent, Norwest Bank Texas, N.A., as Collateral Agent, and
                          PNC Capital Markets, Inc., as Arranger (Incorporated by
                          reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File
                          No. 1-8038).

                10.40     Production and Delivery Agreement dated March 31, 2000,
                          among Odessa Exploration Incorporated and Norwest Energy
                          Capital, Inc., (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).

                10.41     Agreement dated March 31, 2000, among Odessa Exploration
                          Incorporated, Norwest Energy Capital, Inc. and the Company
                          (Incorporated by reference to Exhibit 10.4 of the Company's
                          Quarterly Report on Form 10-Q for the quarter ended
                          March 31, 2000, File No. 1-8038).

                10.42     Underwriting Agreement dated June 27, 2000, among the
                          Company and Lehman Brothers Inc. for itself and as
                          Representative of the several underwriters named in Schedule
                          I thereto (Incorporated by reference to Exhibit 1.1 of the
                          Company's Current Report on Form 8-K dated June 29, 2000,
                          File No. 1-8038).

                10.43     Membership Interest Exchange Agreement dated April 5, 2000 by and between Tetra Services, Inc. and Brooks Well
                          Servicing, Inc. (Incorporated by reference to Exhibit 10.82 of the Company's Annual Report on Form 10-K dated June 30,
                          2000, File No. 1-8038).

                10.44     Amendment No. 2 dated as of June 16, 2000 to Agreement dated as of August 2, 1999, as amended between Francis D. John and
                          Key Energy Services, Inc. (Incorporated by reference to
                          Exhibit 10.83 of the Company's Annual Report on Form 10-K
                          dated June 20, 2000, File No. 1-8038).

                10.45     Amendment dated July 1, 2000 to Employment Agreement dated
                          August 5, 1999 between Thomas K. Grundman and Key Energy
                          Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8038).

                10.46     Letter Agreement Amendment dated July 1, 2000 to the Demand
                          Note dated August 3, 1999 made by Thomas K. Grundman in
                          favor of Key Energy Services, Inc. (Incorporated by
                          reference to Exhibit 10.2of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2000, File
                          No. 1-8038).

                10.47     Purchase Agreement dated March 1, 2001 among the Company,
                          certain of its subsidiaries, Lehman Brothers, Inc., and Bear
                          Stearns & Co., Inc. (Incorporated by reference to Exhibit
                          1.1 of the Company's Form 8-K filed on March 20, 2001, File
                          No. 1-8038)

                10.48     Eighth Amendment to the Second Amended and Restated Senior
                          Credit Facility, dated as of June 6, 1997, as amended and
                          restated through September 14, 1998 and as further amended, among Key Energy Group, Inc. (now known as Key Energy
                          Services, Inc.), the several Lenders from time to time
                          parties thereto, PNC Bank, National association, as
                          Administrative Agent, Norwest Bank Texas, N.A., as
                          Collateral Agent and PNC Capital markets, Inc., as Arranger.
                          (Incorporated by reference to Exhibit 99.3 of the Company's
                          Form 8-K filed on March 20, 2001, File No. 1-8038)

               10.49*     Amendment No. 3 dated as of May 14, 2001 to Agreement dated as of August 2, 1999, as amended, between Francis D. John
                          and Key Energy Services, Inc.

                 *21      Significant Subsidiaries of the Company.

                 *23      Consent of KPMG LLP.

------------------------

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

    *  Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KEY ENERGY SERVICES, INC.
                                                       (Registrant)

Dated: September 25, 2001                              By:             /s/ FRANCIS D. JOHN
                                                            -----------------------------------------
                                                                         Francis D. John
                                                                CHAIRMAN OF THE BOARD, PRESIDENT,
                                                                   AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: September 25, 2001                              By:             /s/ FRANCIS D. JOHN
                                                            -----------------------------------------
                                                                         Francis D. John
                                                                CHAIRMAN OF THE BOARD, PRESIDENT,
                                                                   AND CHIEF EXECUTIVE OFFICER

Dated: September 25, 2001                              By:            /s/ THOMAS K. GRUNDMAN
                                                            -----------------------------------------
                                                                        Thomas K. Grundman
                                                                     CHIEF FINANCIAL OFFICER
                                                                   AND CHIEF ACCOUNTING OFFICER

Dated: September 25, 2001                              By:             /s/ MORTON WOLKOWITZ
                                                            -----------------------------------------
                                                                         Morton Wolkowitz
                                                                             DIRECTOR

Dated: September 25, 2001                              By:            /s/ DAVID J. BREAZZANO
                                                            -----------------------------------------
                                                                        David J. Breazzano
                                                                             DIRECTOR

Dated: September 25, 2001                              By:              /s/ WILLIAM MANLY
                                                            -----------------------------------------
                                                                          William Manly
                                                                             DIRECTOR

Dated: September 25, 2001                              By:             /s/ KEVIN P. COLLINS
                                                            -----------------------------------------
                                                                         Kevin P. Collins
                                                                             DIRECTOR

Dated: September 25, 2001                              By:            /s/ W. PHILLIP MARCUM
                                                            -----------------------------------------
                                                                        W. Phillip Marcum
                                                                             DIRECTOR

Dated: September 25, 2001                              By:            /s/ WILLIAM D. FERTIG
                                                            -----------------------------------------
                                                                        William D. Fertig
                                                                             DIRECTOR

                                                                     SCHEDULE II

                           KEY ENERGY SERVICES, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 AS OF JUNE 30,

                                                                    ADDITIONS
                                                          ------------------------------
                                         BALANCE AT       CHARGED TO      CHARGED TO                    BALANCE AT
                                      BEGINNING OF YEAR    EXPENSES    OTHER ACCOUNTS(A)   DEDUCTIONS   END OF YEAR
                                      -----------------   ----------   -----------------   ----------   -----------
                                                                     (IN THOUSANDS)
Allowance for doubtful accounts:
  2001..............................        $3,189          $1,263           $   --          $  370       $4,082
  2000..............................         6,790           1,648               --           5,249        3,189
  1999..............................         2,843           5,928            3,112           5,093        6,790

------------------------

(a) Additions to allowance for doubtful accounts established through purchase accounting.