Form 10-K/A
period 2001-06-30
KEY ENERGY SERVICES INC
filed 2001-10-29
CIK 318996

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of October 25, 2001 was approximately $854,169,893.

    Common Stock outstanding at October 25, 2001: 102,357,547

    DOCUMENTS INCORPORATED BY REFERENCE: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KEY ENERGY SERVICES, INC.
                                     INDEX


PART I.

Item 1.       Business....................................................    3

Item 2.       Properties..................................................    9

Item 3.       Legal Proceedings and Other Actions.........................   10

Item 4.       Submission of Matters to a Vote of Security Holders.........   10

PART II.

Item 5.       Market for the Registrant's Common Equity and Related
                Stockholder Matters.......................................   10

Item 6.       Selected Financial Data.....................................   11

Item 7.       Management's Discussion and Analysis of Results of
                Operations and Financial Condition........................   12

Item 7A.      Quantitative and Qualitative Disclosures About Market
                Risk......................................................   20

Item 8.       Consolidated Financial Statements and Supplementary Data....   21

Item 9.       Changes in and Disagreements With Accountants on Accounting
                and Financial Disclosure..................................   60

PART III.

Item 10.      Directors and Executive Officers............................   60

Item 11.      Executive Compensation......................................   62

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................   66

Item 13.      Certain Relationships and Related Transactions..............   68

PART IV.

Item 14.      Exhibits, Financial Statements and Reports on Form 8-K......   68

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                FISCAL YEAR ENDED JUNE 30,
                                                -----------------------------------------------------------
                                                   2001         2000       1999(1)       1998        1997
                                                ----------   ----------   ----------   ---------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues....................................  $  873,262   $  637,732   $  491,817   $ 424,543   $165,773
  Operating costs:
    Direct costs..............................     574,938      462,386      371,428     293,448    114,598
    Depreciation, depletion and
      amortization............................      75,147       70,972       62,074      31,001     11,076
    General and administrative................      66,071       58,772       53,108      38,987     17,447
    Bad debt expense..........................       1,263        1,648        5,928         826         98
    Debt issuance costs.......................          --           --        6,307          --         --
    Restructuring charge......................          --           --        4,504          --         --
    Interest..................................      56,560       71,930       67,401      21,476      7,879
  Income (loss) before income taxes, minority
    interest, and extraordinary items.........      99,283      (27,976)     (78,933)     38,805     14,675
  Net income (loss)...........................      62,710      (18,959)     (53,258)     24,175      9,098
  Income (loss) per common share:
    Basic.....................................  $     0.63   $    (0.23)  $    (1.94)  $    1.41   $   0.81
    Diluted...................................  $     0.61   $    (0.23)  $    (1.94)  $    1.23   $   0.66
  Average common shares outstanding:
    Basic.....................................      98,195       83,815       27,501      17,153     11,216
    Assuming full dilution....................     102,271       83,815       27,501      24,024     17,632
  Common shares issued at period end..........     101,440       97,210       82,738      18,267     12,298
  Market price per common share at period
    end.......................................  $    10.84   $     9.64   $     3.56   $   13.12   $  17.81
  Cash dividends paid on common shares........          --           --           --          --         --
BALANCE SHEET DATA:
  Cash........................................  $    2,098   $  109,873   $   23,478   $  25,265   $ 41,704
  Current assets..............................     206,150      253,589      132,543     127,557     93,333
  Property and equipment......................   1,014,675      920,437      871,940     547,537    227,255
  Property and equipment, net.................     793,716      760,561      769,562     499,152    208,186
  Total assets................................   1,228,284    1,246,265    1,148,138     698,640    320,095
  Current liabilities.........................     115,553       92,848       73,151      48,029     33,142
  Long-term debt, including current portion...     493,907      666,600      699,978     399,779    174,167
  Stockholders' equity........................     476,878      382,887      288,094     154,928     73,179
OTHER DATA:
  Adjusted EBITDA(2)..........................  $  232,253   $  116,574   $   67,281   $  92,108   $ 33,728
  Net cash provided by (used in):
    Operating activities......................     142,717       34,860      (13,427)     40,925        843
    Investing activities......................     (83,350)     (37,766)    (294,654)   (306,339)   (80,749)
    Financing activities......................    (167,142)      89,301      306,294     248,975    117,399
  Working capital.............................      90,597      160,741       59,392      79,528     60,191
  Book value per common share(3)..............  $     4.70   $     3.94   $     3.47   $    8.48   $   5.95

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
                                                                ==========          ==========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Well servicing............................................   $758,273     $559,492     $433,657
  Contract drilling.........................................    107,639       68,428       50,613
  Other.....................................................      7,350        9,812        7,547
                                                               --------     --------     --------
Total revenues..............................................    873,262      637,732      491,817
                                                               --------     --------     --------
COSTS AND EXPENSES:
  Well servicing............................................    493,108      399,940      324,965
  Contract drilling.........................................     77,366       58,299       43,556
  Depreciation, depletion and amortization..................     75,147       70,972       62,074
  General and administrative................................     66,071       58,772       53,108
  Bad debt expense..........................................      1,263        1,648        5,928
  Debt issuance costs.......................................         --           --        6,307
  Interest..................................................     56,560       71,930       67,401
  Other expenses............................................      4,464        4,147        2,907
  Corporate restructuring...................................         --           --        4,504
                                                               --------     --------     --------
Total costs and expenses....................................    773,979      665,708      570,750
                                                               --------     --------     --------
Income (loss) before income taxes...........................     99,283      (27,976)     (78,933)
Income tax benefit (expense)................................    (37,002)       7,406       25,675
                                                               --------     --------     --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN (LOSS)..............   $ 62,281     $(20,570)    $(53,258)
Extraordinary gain (loss) on retirement of debt, less
  applicable income taxes of $255--2001 and $580--2000......        429        1,611           --
                                                               --------     --------     --------
NET INCOME (LOSS)...........................................   $ 62,710     $(18,959)    $(53,258)
                                                               ========     ========     ========
EARNINGS (LOSS) PER SHARE:
  Basic--before extraordinary gain (loss)...................   $   0.63     $  (0.25)    $  (1.94)
  Extraordinary gain (loss) on retirement of debt, net of
    tax.....................................................         --         0.02           --
                                                               --------     --------     --------
  Basic--after extraordinary gain...........................   $   0.63     $  (0.23)    $  (1.94)
                                                               ========     ========     ========
  Diluted--before extraordinary gain........................   $   0.61     $  (0.25)    $  (1.94)
  Extraordinary gain on retirement of debt, net of tax......         --         0.02           --
                                                               --------     --------     --------
  Diluted--after extraordinary gain.........................   $   0.61     $  (0.23)    $  (1.94)
                                                               ========     ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................     98,195       83,815       27,501
  Diluted...................................................    102,271       83,815       27,501

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

    The Company follows the provisions of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets including certain identifiable intangibles, held and used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, the Company groups its long-lived assets, including goodwill, on a yard-by-yard basis and compares the estimated future cash flows of each yard to the yard's net carrying value including allocable goodwill. The Company would record an impairment charge, reducing the yard's net carrying value to an estimated fair value, if the estimated future cash flows

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) were less than the yard's net carrying value. Since adoption of this statement no impairment charges have been required.

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

ENVIRONMENTAL

    The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the adverse environmental effects of the disposal or

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

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

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Net income (loss) before extraordinary gain (loss)........   $ 62,281     $(20,570)    $(53,258)
  Extraordinary gain (loss), net of tax.....................        429        1,611           --
                                                               --------     --------     --------
  Net income (loss).........................................   $ 62,710     $(18,959)    $(53,258)
                                                               ========     ========     ========
DENOMINATOR
  Weighted average common shares outstanding................     98,195       83,815       27,501
                                                               --------     --------     --------
BASIC EPS:
  Before extraordinary gain (loss)..........................   $   0.63     $  (0.25)    $  (1.94)
  Extraordinary gain (loss), net of tax.....................         --         0.02           --
                                                               --------     --------     --------
  Net income (loss).........................................   $   0.63     $  (0.23)    $  (1.94)
                                                               ========     ========     ========
DILUTED EPS COMPUTATION:
NUMERATOR
  Net income (loss) before extraordinary gain (loss) and
    effect of dilutive securities, tax effected.............   $ 62,281     $(20,570)    $(53,258)
  Convertible securities....................................          5           --           --
                                                               --------     --------     --------
    Net income (loss) before extraordinary gain (loss)......   $ 62,286     $(20,570)    $(53,258)
    Extraordinary gain (loss), net of tax...................        429        1,611           --
                                                               --------     --------     --------
    Net income (loss).......................................   $ 62,715     $(18,959)    $(53,258)
                                                               ========     ========     ========
DENOMINATOR
  Weighted average common shares outstanding................     98,195       83,815       27,501
  Warrants..................................................        205           --           --
  Stock options.............................................      3,853           --           --
  7% Convertible Debentures.................................         18           --           --
                                                               --------     --------     --------
                                                                102,271       83,815       27,501

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2001         2000         1999
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
DILUTED EPS:
  Before extraordinary gain (loss)..........................   $   0.61     $  (0.25)    $  (1.94)
  Extraordinary gain (loss), net of tax.....................         --         0.02           --
                                                               --------     --------     --------
  Net income (loss).........................................   $   0.61     $  (0.23)    $  (1.94)
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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Statement of Financial Accounting Standards No. 123 ("SFAS 123"),
"Accounting for Stock-Based Compensation," sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. Companies may continue to follow the provisions of APB 25 to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the fair value based recognition provisions of SFAS 123. The Company has disclosed in Note 10 the pro forma information required under SFAS 123.

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

2.  RESTRUCTURING CHARGE

    In response to an industry downturn caused by historically low oil and gas prices and the resulting slowdown in business, on December 7, 1998, the Company announced a company-wide restructuring plan to reduce operating costs beyond those achieved through the Company's consolidation efforts. The plan involved a reduction in the size of management and on-site work force, salary reductions averaging 21% for senior management, the combination of previously separate operating divisions and the elimination of redundant overhead and facilities. The restructuring plan resulted in pretax charges to earnings of approximately $6.7 million in the second quarter ending December 31, 1998 and $1.5 million in the third quarter ending March 31, 1999. However, due to an increase in oil and gas prices beginning during the quarter ended March 31,1999, the Company amended its restructuring plan to decrease the number of planned employee terminations. Increased demand for the Company's services made such terminations unnecessary and would have, in management's opinion, restricted the Company's ability to provide services to its customers. Consequently, the Company did not utilize approximately $3.7 million of the pretax charges. Essentially all of the unutilized portion of the restructuring charge was reversed in the fourth quarter ending June 30, 1999 resulting in a total pretax charge for the fiscal year ended June 30, 1999 of approximately $4.5 million. The charges included severance payments and other termination benefits for

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

2.  RESTRUCTURING CHARGE (CONTINUED)
approximately 97 employees, lease commitments related to closed facilities and environmental studies performed on closed leased yard locations.

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
                                                          ========   ========

(I) SENIOR CREDIT FACILITY

    At June 30, 2001, the Company's senior credit facility (the "Senior Credit Facility") consisted of a $125 million revolving credit facility. In addition, up to $20 million of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduces borrowing availability under the revolver. The commitment to make revolving loans reduced to $100 million, on September 14, 2001 and will reduce to $75 million on September 14, 2002. The revolving commitment will terminate on September 14, 2003, and all the revolving loans must be paid on or before that date.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

5. LONG-TERM DEBT (CONTINUED)
    The revolving loans bear interest at rates based upon, at the Company's option, either the prime rate plus a margin ranging from 0.75% to 2.00% or a Eurodollar rate plus a margin ranging from 2.25% to 3.50%, in each case depending upon the ratio of the Company's total debt (less cash on hand over $5 million) to the Company's trailing 12-month EBITDA, as adjusted. The Company pays commitment fees on the unused portion of the revolving loan at a varying rate (depending upon the pricing ratio) of between 0.25% and 0.50%.

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

    During fiscal 2001, a portion of the net proceeds from the Equity Offering (see Note 10) was used to repay the entire outstanding balance of the Tranche A term loan then outstanding under the Senior Credit Facility and $2.3 million of the Tranche B term loan then outstanding under the Senior Credit Facility. In addition, $65 million of the net proceeds from the Equity Offering were used to reduce the principal amount outstanding under the revolver. The remainder of the net proceeds of the Equity Offering was used to retire other long-term debt. A portion of the proceeds from the Company's 8 3/8% Senior Note offering in fiscal 2001 was used to repay the entire outstanding balance of the Tranche B term loan then outstanding under the Senior Credit Facility and approximately
$59.1 million under the revolver.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

5. LONG-TERM DEBT (CONTINUED)
    At June 30, 2001, there was approximately $2,000,000 outstanding under the revolving loans. Additionally, the Company had outstanding letters of credit of $11,995,000 and $15,132,000 as of June 30, 2001 and 2000, respectively, related to its workers compensation insurance.

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

    Prior to the adoption of SFAS 133 as discussed in Note 1, these collars and options were accounted for as cash flow type hedges. Accordingly, the transition adjustment resulted in recording a $778,000 liability

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

8. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED) for the fair value of the collars to accumulated other comprehensive income, of which $520,000 was recognized in earnings during fiscal 2001. It is estimated that the remaining $258,000 of this transition adjustment will be recognized in earnings over the next fiscal year. While this arrangement was intended to be an economic hedge, as of July 1, 2000, the Company had not documented the March 30, 2000 oil and natural gas collars as cash flow hedges and therefore reported a charge to operations of $565,000 for the increase in fair value of the liability as of September 30, 2000 in other income. As of October 1, 2000, the Company documented these collars as cash flow hedges. As of May 25, 2001, the Company had not documented the May 25, 2001 oil and natural gas options as cash flow hedges and therefore has included income of $768,000 for the increase in fair value of the asset as of June 30, 2001 in other income. As of July 1, 2001, the Company documented these options as cash flow hedges. During fiscal 2001, the Company recorded a net increase of $999,000 in derivative assets, net of derivative liabilities, of which $132,000 represented ineffectiveness and was credited to earnings.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

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

    Under the 1997 Incentive Plan, the Company may grant the following awards to key employees, directors who are not employees ("Outside Directors") and consultants of the Company, its controlled subsidiaries, and its parent corporation, if any: (i) incentive stock options ("ISOs") as defined in
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"),
(ii) "nonstatutory" stock

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

10. STOCKHOLDERS' EQUITY (CONTINUED)
options ("NSOs"), (iii) stock appreciation rights ("SARs"), (iv) shares of the restricted stock, (v) performance shares and performance units, (vi) other stock-based awards and (vii) supplemental tax bonuses (collectively, "Incentive Awards"). ISOs and NSOs are sometimes referred to collectively herein as "Options".

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

    The exercise price of options granted under the 1997 Incentive Plan and outside the 1997 Incentive Plan is at or above the fair market value per share on the date the options are granted. The exercise of NSOs results in a U. S. tax deduction to the Company equal to the income tax effect of the difference

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

10. STOCKHOLDERS' EQUITY (CONTINUED)
between the exercise price and the market price at the exercise date. The following table summarizes the stock option activity related to the Company's plans (shares in thousands):

                                                      FISCAL YEAR ENDING JUNE 30,
                                    ---------------------------------------------------------------
                                           2001                  2000                  1999
                                    -------------------   -------------------   -------------------
                                               WEIGHTED              WEIGHTED              WEIGHTED
                                               AVERAGE               AVERAGE               AVERAGE
                                               EXERCISE              EXERCISE              EXERCISE
                                     SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                    --------   --------   --------   --------   --------   --------
Outstanding--beginning of fiscal
  year............................    9,470     $6.37      6,920      $5.55      2,292      $10.33
  Granted.........................    2,533      8.08      3,688       8.61      5,443        4.32
  Exercised.......................   (3,107)     4.70       (241)      4.56        (15)       6.36
  Forfeited.......................     (193)     4.92       (897)      9.80       (800)      10.87
                                    -------                -----                 -----
Outstanding--end of fiscal year...    8,703      7.49      9,470       6.37      6,920        5.55
                                    =======                =====                 =====
Exercisable--end of fiscal year...    5,820                4,370                 1,020
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

    The following table summarizes information about the stock options outstanding at June 30, 2001 (shares in thousands):

                                                OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                             ---------------------------------------------------------   -----------------------------------
                             NUMBER OF SHARES     WEIGHTED-AVERAGE        WEIGHTED-      NUMBER OF SHARES      WEIGHTED-
                              OUTSTANDING AT    REMAINING CONTRACTUAL      AVERAGE        OUTSTANDING AT    AVERAGE EXERCISE
  RANGE OF EXERCISE PRICES    JUNE 30, 2001             LIFE            EXERCISE PRICE    JUNE 30, 2001          PRICE
  ------------------------   ----------------   ---------------------   --------------   ----------------   ----------------
     $3.00 - $6.8125              1,921                  6.49                $3.65            1,802               $3.51
     $7.125 - $7.4375             1,252                  7.82                 7.25              439                7.13
     $8.125 - $8.3125             2,135                  8.67                 8.25            1,635                8.26
      $8.50 - $13.25              3,395                  7.69                 9.27            1,943                9.68

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

10. STOCKHOLDERS' EQUITY (CONTINUED)
Company's net income (loss) and earnings per share would have been reduced to pro forma amounts indicated below:

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
                                                =======     =======    ========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

11. INCOME TAXES (CONTINUED)
    No income tax payments were made for fiscal 2001, 2000 or 1999. Additionally a deferred tax benefit of $7,004,000 has been allocated to stockholders' equity in fiscal 2001 for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes.

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

------------------------

* Net income (loss) before extraordinary gain (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

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

17. UNAUDITED SUPPLEMENTARY INFORMATION--QUARTERLY RESULTS OF OPERATIONS

    Summarized quarterly financial data for fiscal 2001, 2000 and 1999 are as follows:

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
Revenues............................................  $191,679   $203,911   $227,370   $250,302
Income (loss) from operations.......................    12,229     18,063     27,912     41,079
Net income (loss) before extraordinary gain
(loss)..............................................     7,510     11,094     17,587     26,090
Extraordinary gain (loss), net of tax...............     1,197         68       (167)      (669)
                                                      --------   --------   --------   --------
Net income (loss)...................................     8,707     11,162     17,420     25,421
                                                      ========   ========   ========   ========
Earnings (loss) per share:
  Basic--before extraordinary gain (loss)...........      0.08       0.11       0.18       0.26
  Extraordinary gain (loss), net of tax.............      0.01         --         --      (0.01)
                                                      --------   --------   --------   --------
  Basic--after extraordinary gain (loss)............      0.09       0.11       0.18       0.25
                                                      ========   ========   ========   ========
  Diluted--before extraordinary gain (loss).........      0.08       0.11       0.17       0.25
  Extraordinary gain (loss),........................      0.01         --         --      (0.01)
                                                      --------   --------   --------   --------
  Diluted--after extraordinary gain (loss)..........      0.09       0.11       0.17       0.24
                                                      ========   ========   ========   ========
Weighted average shares outstanding:
  Basic.............................................    96,880     97,534     98,211    100,179
  Diluted...........................................   100,472    100,534    103,524    104,401

2000
Revenues............................................  $149,892   $159,389   $158,551   $169,900
Income (loss) from operations.......................   (13,191)    (7,953)    (5,730)    (1,102)
Net income (loss) before extraordinary gain
(loss)..............................................    (9,451)    (5,693)    (4,150)    (1,276)
Extraordinary gain (loss), net of tax...............        --         --         --      1,611
                                                      --------   --------   --------   --------
Net income (loss)...................................    (9,451)    (5,693)    (4,150)       335
                                                      ========   ========   ========   ========

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

19.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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
                                       ========    ==========      =======      =========      ==========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

19.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

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
                                        ========     ========       =======       =======        ========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

19.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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
                                       =========     ========       =======       =======        =========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2001, 2000 AND 1999

19.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

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
                                       =========     ========       =======       =======        =========

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Key Energy Services, Inc.:

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

    The following table sets forth the names and ages, as of October 25, 2001, of each of the Company's executive officers and directors and includes their current positions.

NAME                                          AGE                       POSITION
----                                        --------                    --------
Francis D. John...........................     47      Chairman of the Board, President, Chief
                                                       Executive Officer and Chief Operating
                                                       Officer
David J. Breazzano........................     45      Director
Kevin P. Collins..........................     51      Director
William D. Fertig.........................     45      Director
William D. Manly..........................     78      Director
W. Phillip Marcum.........................     57      Director
Morton Wolkowitz..........................     73      Director
Thomas K. Grundman........................     41      Executive Vice President of International
                                                       Operations, Chief Financial Officer and
                                                       Chief Accounting Officer
James J. Byerlotzer.......................     55      Executive Vice President of Domestic
                                                       Operations

    Francis D. John has been the President and Chief Executive Officer since October 1989. In addition, Mr. John has been Chairman of the Board since August 1996. Mr. John re-assumed the duties of Chief Operating Officer in April 1999. He has been a Director and President since June 1988 and served as the Chief Financial Officer from October 1989 through July 1997. Before joining the Company, he was Executive Vice President of Finance and Manufacturing of Fresenius U.S.A., Inc. Mr. John previously held operational and financial positions with Unisys, Mack Trucks and Arthur Andersen. He received a BS from Seton Hall University and an MBA from Fairleigh Dickinson University.

    David J. Breazzano has been a Director since October 1997. Mr. Breazzano is one of the founding principals at DDJ Capital Management, LLC, an investment management firm established in 1996. Mr. Breazzano previously served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr. Breazzano was President and Chief Investment Officer of the T. Rowe Price Recovery Fund. He is also a director of Waste Systems International, Inc. and Samuels Jewelers, Inc. He holds a BA from Union College and an MBA from Cornell University.

    Kevin P. Collins has been a Director since March 1996. Mr. Collins has been a managing member of the Old Hill Company LLC since 1997. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd., and from 1985 to 1992, as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins was a director of WellTech, Inc. ("WellTech") from January 1994 until March 1996 when WellTech was merged into the Company. Mr. Collins is also a director of The Penn Traffic Company, Metretek Technologies, Inc. and London Fog Industries, Inc. He holds a BS and an MBA from the University of Minnesota.

    William D. Fertig has been a Director since April 2000. Mr. Fertig has been a Principal, Manager of Sales and Training at McMahan Securities Co. L.P. since 1990. Mr. Fertig previously served as a Senior Vice President and Manager of Convertible Sales at Drexel Burnham Lambert prior to joining McMahan

Securities in 1990, and from 1979 to 1989, served as Vice President and Convertible Securities Sales Manager at Credit Suisse First Boston. He holds a BS from Allegheny College and an MBA from NYU Graduate Business School.

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

    Thomas K. Grundman has been an Executive Vice President and the Chief Financial Officer since July 1999 and the Chief Accounting Officer since November 1999. Effective December 1999, Mr. Grundman became Executive Vice President of International Operations. Mr. Grundman also served as Treasurer from July 1999 through August 2000. He joined the Company in April 1999 as Sr. Vice President of Strategic and Business Development. From late 1996 through April 1999, Mr. Grundman was Senior Vice President at PNC Bank, N.A. where he ran the Oil and Gas Corporate Finance Group and was responsible for providing financing and advisory services in all sectors of the energy industry. From 1984 through 1996, Mr. Grundman held several positions at Chase Manhattan Bank and its predecessor institutions, most recently as a Managing Director in the oil and gas group. Mr. Grundman holds a BS in Finance from Syracuse University.

    James J. Byerlotzer has been Executive Vice President of Domestic Well Service and Drilling Operations since July 1999. Effective December 1999,
Mr. Byerlotzer's title was changed to Executive Vice President of Domestic Operations. He joined the Company in September 1998 as Vice President--Permian Basin Operations after the Company's acquisition of Dawson Production
Services, Inc. ("Dawson"). From February 1997 to September 1998, he served as the Senior Vice President and Chief Operating Officer of Dawson. From 1981 to 1997, Mr. Byerlotzer was employed by Pride Petroleum Services, Inc. ("Pride"). Beginning in February 1996, Mr. Byerlotzer served as the Vice President-- Domestic Operations of Pride. Prior to that time, he served as Vice President--Permian Basin of Pride and in various other operating positions in Pride's Gulf Coast and California operations. Mr. Byerlotzer holds a BA from the University of Missouri in St. Louis.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders also are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished to the Company, the Company believes that its directors, executive officers and 10% stockholders complied with all
Section 16(a) filing requirements during the fiscal year ended June 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

    SUMMARY COMPENSATION TABLE. The following table reflects the compensation for services to the Company for the years ended June 30, 2001, 2000 and 1999 for
(i) the Chief Executive Officer of the Company and (ii) the other two executive officers of the Company other than the Chief Executive Officer who were serving as executive officers at June 30, 2001 (the "Named Executive Officers").

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                       AWARDS
                                                  ANNUAL                            ------------
                                               COMPENSATION                            SHARES        ALL OTHER
                                 FISCAL    --------------------    OTHER ANNUAL      UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION       YEAR     SALARY($)   BONUS($)   COMPENSATION($)    OPTIONS(1)         ($)
---------------------------     --------   ---------   --------   ---------------   ------------   -------------
Francis D. John ..............    2001       594,885   835,000          67,211(2)     1,460,000          74,998(3)
  President, Chief Executive      2000       589,519   307,776              --        2,000,000              --
  Officer and Chief Operating     1999       429,000        --              --        1,200,000              --
  Officer

Thomas K. Grundman ...........    2001       274,966   315,000              --          135,000          78,519(4)
  Executive Vice President of     2000       203,845   100,000              --          500,000          24,975(5)
  International Operations,       1999        35,259(6)      --             --          300,000              --
  Chief Financial Officer, and
  Chief Accounting Officer

James J. Byerlotzer ..........    2001       249,324   275,000              --          115,000         101,000(7)
  Executive Vice President of     2000       185,000    89,000              --          300,000         100,250(8)
  Domestic Operations             1999       121,153(9)      --             --          260,000          75,000(10)

------------------------

(1) Represents the number of shares issuable pursuant to vested and non-vested stock options granted during the applicable fiscal year.

(2) Represents reimbursement of (i) medical expenses of $12,186,
    (ii) professional fees of $45,025, and (iii) other miscellaneous personal expenses of $10,000.

(3) Represents premium payments by the Company for life and health insurance.

(4) Represents (i) forgiveness of relocation loan indebtedness and interest to Mr. Grundman of $52,794, (ii) premium payments made by the Company for life insurance of $24,725 and (iii) contributions by the Company on behalf of Mr. Grundman to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $1,000.

(5) Represents (i) premium payments by the Company for life insurance of $24,725 and (ii) contributions by the Company on behalf of Mr. Grundman to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $250.

(6) Mr. Grundman joined the Company as an executive officer in April 1999.

(7) Represents (i) payments to Mr. Byerlotzer pursuant to a non-competition agreement entered into in connection with the Company's acquisition of Dawson Production Services, Inc. of $100,000, and (ii) contributions by the Company on behalf of Mr. Byerlotzer to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $1,000.

(8) Represents (i) payments to Mr. Byerlotzer pursuant to a non-competition agreement entered into in connection with the Company's acquisition of Dawson Production Services, Inc. of $100,000, and (ii) contributions by the Company on behalf of Mr. Byerlotzer to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $250.

(9) Mr. Byerlotzer joined the Company as an executive officer in September 1998.

(10) Represents payments to Mr. Byerlotzer pursuant to a non-competition agreement entered into in connection with the Company's acquisition of Dawson Production Services, Inc.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information relating to options granted under the Key Energy Group, Inc. 1997 Incentive Plan (the "Plan") and outside the Plan to the Named Executive Officers during fiscal 2001. The Company did not grant any stock appreciation rights during fiscal 2001.

                                             NUMBER OF     INDIVIDUAL GRANTS
                                           SECURITIES OF      % OF TOTAL
                                            UNDERLYING      OPTIONS GRANTED    EXERCISE                 GRANT DATE
                                              OPTIONS       TO EMPLOYEES IN    PRICE PER   EXPIRATION    PRESENT
NAME                                          GRANTED       FISCAL YEAR(1)       SHARE        DATE      VALUE (2)
----                                       -------------   -----------------   ---------   ----------   ----------
Francis D. John..........................      960,000(3)         37.9%          $8.25      08/07/10    $4,339,000
                                               500,000(4)         19.7%          $8.25      12/11/10     2,260,000
Thomas K. Grundman.......................      135,000(5)          5.3%          $8.25      12/11/10       620,000
James J. Byerlotzer......................      115,000(6)          4.5%          $8.25      12/11/10       520,000

------------------------

(1) Based on options to purchase a total of 2,533,000 of Common Stock granted during fiscal 2001.

(2) The grant date value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility--59%; risk-free interest rate--4.3%; time of exercise--5 years; and no dividend yield.

(3) These options were granted on August 7, 2000, and vested immediately on the date of grant.

(4) These options were granted on December 11, 2000 and vested immediately on the date of grant.

(5) These options were granted on December 11, 2000 and vest in three equal annual installments commencing on July 1, 2001 as follows: 45,000 on July 1, 2001; 45,000 on July 1, 2002; and 45,000 on July 1, 2003.

(6) These options were granted on December 11, 2000 and vest in three equal annual installments commencing on July 1, 2001 as follows: 38,333 on July 1, 2001; 38,333 on July 1, 2002; and 38,334 on July 1, 2003.

AGGREGATED OPTION EXERCISES AND VALUES AS OF FISCAL YEAR END

    The following table sets forth certain information as of June 30, 2001 relating to the number and value of (i) options exercised by the Named Executive Officers and (ii) unexercised options held by the Named Executive Officers.

                                                                                                 VALUE OF UNEXERCISED
                                  SHARES                           NUMBER OF UNEXERCISED         IN-THE MONEY-OPTIONS
                                 ACQUIRED                        OPTIONS AT JUNE 30, 2001        AT JUNE 30, 2001 (2)
                                    ON             VALUE        ---------------------------   ---------------------------
NAME                           EXERCISE (#)   REALIZED ($)(1)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                           ------------   ---------------   -----------   -------------   -----------   -------------
Francis D. John..............   1,825,000        12,850,875      2,418,333       791,667      $5,148,066     $1,732,709

Thomas K. Grundman...........     200,000         1,934,000        250,000       485,000      $  585,000     $1,718,650

James J. Byerlotzer..........     165,000         1,595,550        159,167       350,833      $  391,931     $1,311,469

------------------------

(1) The dollar values in this column are calculated by determining the difference between the fair market value of the Company's common stock on the date of exercise of the relevant options and the exercise price of such options. The fair market value on the date of exercise is based on the last sale price of the Company's common stock on the NYSE on such date.

(2) The dollar values in this column are calculated by determining the difference between the fair market value of the Common Stock for which the relevant options are exercisable as of the end of the fiscal year and the exercise price of the options. The fair market value is based on the last sale price of the Common Stock on the NYSE on June 29, 2001 which was $10.84.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

    Effective as of July 1, 2001, the Company entered into an amended and restated employment agreement with Mr. John, which provides that Mr. John will serve as Chairman of the Board, President and Chief Executive Officer of the Company for a five-year term commencing July 1, 2001 and continuing until June 30, 2006, with an automatic one-year renewal on each June 30, commencing on June 30, 2006, unless terminated by the Company or by Mr. John with proper notice. Under this employment agreement, Mr. John's annual base salary is $595,000 per year until December 31, 2002 and $695,000 per year thereafter, in each case subject to increase after annual reviews by the Board of Directors. This employment agreement also provides that Mr. John will be entitled to
(i) participate in the Company's Performance Compensation Plan, with performance criteria to be approved by the Compensation Committee, (ii) receive additional bonuses at the discretion of the Compensation Committee, and (iii) participate in stock option grants made to the Company's executives. In addition to salary and bonus, Mr. John is entitled to medical, dental, accident and life insurance, reimbursement of expenses and various other benefits. To the extent Mr. John is taxed on any such reimbursement or benefit, the Company will pay Mr. John an amount which, on an after-tax basis, equals the amount of these taxes.

    In the event that Mr. John's employment is terminated by the Company voluntarily or by nonrenewal, or by Mr. John for "Good Reason," or by either the Company or Mr. John following a "Change in Control" (in each case as defined in the employment agreement), Mr. John will be entitled to receive: (i) his accrued but unpaid salary and bonuses to the date of termination, and a PRO RATA bonus for the year in which termination occurs; (ii) a severance payment in an amount equal to five times his average total annual compensation (I.E., salary plus bonus) for the preceding three years; (iii) immediate vesting and exercisability of all stock options held by him (to the extent not already vested and exercisable) for the remainder of the original terms of the options; (iv) any other amounts or benefits earned, accruing or owing to him, but not yet paid; and (v) continued participation in medical, dental and life insurance coverage, as well as the receipt of other benefits to which he was entitled, until the first to occur of the third year anniversary of the date his employment was terminated or the date on which he receives equivalent coverage and benefits under the plans and programs of a subsequent employer (or, in the event of a "Change in Control," an amount in cash equal to the reasonable expenses that the Company would incur if it were to provide these benefits for three years). In the event that Mr. John's employment is terminated as a result of Mr. John's disability, Mr. John will be entitled to receive
(i) through (v) above, except that his severance compensation will be an amount equal to three times his average total annual compensation for the preceding three years, reduced by the amount of any Company-paid disability insurance proceeds paid to Mr. John. In the event that Mr. John's employment is terminated by the Company for "Cause," as defined in the employment agreement, or by Mr. John voluntarily or by nonrenewal, he will be entitled to receive only
(i) and (v) above and will forfeit any restricted stock or options not previously vested. In the event Mr. John's employment is terminated by reason of his death, he will be entitled to receive (i), (iii), (iv) and (v) above, except that his family will be entitled to receive the medical and dental insurance coverage provided in (v) above until the death of Mr. John's spouse. In addition, if any of the above benefits are subject to the tax imposed by
Section 4999 of the Internal Revenue Code, the Company will reimburse Mr. John for such tax on an after-tax basis.

    The employment agreement specifies that Mr. John may not engage in any activities that are competitive with the Company for a period of three years after the termination of his employment.

    Pursuant to the employment agreement, the Company will pay to Mr. John, on or prior to December 31, 2001, a one-time retention incentive bonus equal to the aggregate amount of all principal and interest on loans previously made by the Company to Mr. John that were to be forgiven over a ten year period beginning July 1, 2001, as well as the amount, on an after-tax basis, required to pay the taxes incurred Mr. John in connection with such payment. The after-tax proceeds of the bonus will be used to repay such loans. The employment agreement goes on to provide that if, prior to June 30, 2011, Mr. John is terminated by the Company for Cause, or by Mr. John voluntarily or by nonrenewal, Mr. John will repay to the Company a percentage of the retention incentive bonus beginning at 100% during the first year and declining at the rate of 10% each year to 0% on and after June 30, 2011.

    Mr. Grundman entered into an employment agreement with the Company effective as of July 1, 1999, which was amended effective July 1, 2000. This agreement is for a three-year term and thereafter for successive one-year terms unless terminated 60 days prior to the commencement of an extension term. Under this agreement, Mr. Grundman initially receives an annual base compensation of $200,000, which can be increased but not decreased, and is eligible for additional annual incentive bonuses. If, during the term of his employment agreement, Mr. Grundman is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 36-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation will be payable in a lump sum on the date of termination. Also, if Mr. Grundman is subject to the tax imposed by
Section 4999 of the Internal Revenue code, the Company has agreed to reimburse him for such tax on an after-tax basis.

    Mr. Byerlotzer entered into an employment agreement with the Company effective as of July 1, 1999 for a three-year term and thereafter for successive one-year terms unless terminated 30 days prior to the commencement of an extension term. Under the agreement, Mr. Byerlotzer receives an annual base compensation of $185,000 and is eligible for additional annual incentive bonuses. If during the term of his employment agreement Mr. Byerlotzer is terminated by the Company for any reason other than for "Cause", or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 24-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation will be payable in a lump sum on the date of termination.

DIRECTOR COMPENSATION

    No director who is also an employee of the Company or any of its subsidiaries received any fees from the Company for his services as a Director or as a member of any committee of the Board. During the fiscal year ended June 30, 2001 all other Directors ("Non-employee Directors") received a fee equal to $3,000 per month for each month of service and are reimbursed for travel and other expenses directly associated with Company business. Additionally, during fiscal 2001 the Company paid the premiums with respect to life insurance for the benefit of Messrs. Collins and Marcum in the amount of $2,906 and $5,389, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT

    The following table sets forth as of October 25, 2001, the number of shares of Common Stock beneficially owned by each (i) each Director, (ii) each Named Executive Officer, and (iii) all Directors and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person.

                                                                     PERCENTAGE OF
                                                        NUMBER OF     OUTSTANDING
NAME OF BENEFICIAL OWNER                                SHARES (1)    SHARES (2)
------------------------                                ----------   -------------
Francis D. John (3)...................................  2,613,833         2.5%
Kevin P. Collins (4)..................................    223,405           *
William D. Fertig (5).................................     30,000           *
William D. Manly (6)..................................    221,042           *
W. Phillip Marcum (7).................................    223,405           *
David J. Breazzano (8)................................    208,333           *
Morton Wolkowitz (9)..................................    608,302           *
Thomas K. Grundman (10)...............................    355,000           *
James J. Byerlotzer (11)..............................    263,667           *

Directors and Executive Officers as a group (9
  persons)............................................  4,716,987         4.4%

------------------------

*   Less than 1%

(1) Includes all shares with respect to which each Director or executive officer directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares and/or to dispose or to direct the disposition of such shares. Includes shares that may be purchased under currently exercisable stock options and warrants.

(2) Based on 102,357,547 shares of Common stock outstanding at October 25, 2001, plus, for each beneficial owner, those number of shares underlying currently exercisable options held by each executive officer or Director.

(3) Includes 2,543,333 shares issuable upon exercise of vested options. Does not include 666,667 shares issuable pursuant to options that have not vested.

(4) Includes 218,333 shares issuable upon the exercise of vested options. Does not include 51,667 shares issuable pursuant to options that have not vested.

(5) Includes 25,000 shares issuable upon the exercise of vested options. Does not include 25,000 shares issuable pursuant to options that have not vested.

(6) Includes 218,333 shares issuable upon the exercise of vested options. Does not include 51,667 shares issuable pursuant to options that have not vested.

(7) Includes 218,333 shares issuable upon the exercise of vested options. Does not include 51,667 shares issuable pursuant to options that have not vested.

(8) Includes 148,333 shares issuable upon the exercise of vested options. Does not include 51,667 shares issuable pursuant to options that have not vested.

(9) Includes 118,000 shares issuable upon the exercise of vested options. Does not include 57,000 shares issuable pursuant to options that have not vested.

(10) Includes 345,000 shares issuable upon the exercise of vested options. Does not include 390,000 shares issuable pursuant to options that have not vested.

(11) Includes 241,667 shares issuable upon the exercise of vested options. Does not include 268,333 shares issuable pursuant to options that have not vested.

CERTAIN BENEFICIAL OWNERS

    The following table sets forth, as of October 25, 2001, certain information regarding the beneficial ownership of Common Stock by each person, other than the Company's directors or executive officers, who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                                              SHARES BENEFICIALLY OWNED
                                                                 AT OCTOBER 19, 2001
NAME AND ADDRESS OF BENEFICIAL                                --------------------------
OWNER, IDENTITY OF GROUP                                          NUMBER        PERCENT
------------------------                                      --------------   ---------
Perkins, Wolf, McDonnell & Co. (1)..........................   11,036,014(2)     10.8%
  53 W. Jackson Blvd., Suite 722
  Chicago, IL 60604

Berger, L.L.C. (3)..........................................    9,810,240(2)      9.6%
  210 University Boulevard
  Suite 900
  Denver, CO 80206

Mellon Financial Corporation (4)............................      6,183,414       6.0%
  One Mellon Center
  Pittsburgh, PA 15258

T. Rowe Price Associates, Inc. (5)..........................      6,735,600       6.6%
  100 E. Pratt Street
  Baltimore, MD 21202

------------------------

(1) As reported on Schedule 13G filed with the Commission on October 11, 2001.

(2) The Company believes that Perkins, Wolf, McDonell & Co. shares voting power with respect to 9,810,240 of its shares with Berger, LLC and that, therefore, the 9,810,240 shares shown as being beneficially owned by Berger, LLC are the same securities shown as being beneficially owned by Perkins, Wolf, McDonnell & Co.

(3) As reported on Schedule 13F filed with the Commission on August 14, 2001.

(4) As reported on Schedule 13G filed with the Commission on January 26, 2001.

(5) As reported on Schedule 13G (Amendment No. 1) filed with the Commission on

    February 8, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the negotiation of the terms of a five-year employment agreement with Mr. Francis D. John, Chairman of the Board, President and Chief Executive Officer of the Company, and as an inducement to Mr. John to enter into such employment agreement, the Company entered into a separate agreement with Mr. John dated as of August 2, 1999, which as amended through June 30, 2001, provides that $6.5 million in loans previously made by the Company to Mr. John, together with the accrued interest payable thereon (accruing at a rate equal to 125 basis points above LIBOR, adjusted monthly) will be forgiven ratably during the ten year period commencing on July 1, 2001 and ending on June 30, 2011. The agreement provides that the foregoing forgiveness of indebtedness is predicated and conditioned upon Mr. John remaining employed by the Company during such period. In addition, in the event that Mr. John is terminated by the Company for "Cause" (as defined in the agreement), or in the event that Mr, John voluntarily terminates his employment with the Company, the agreement further provides that the entire remaining principal balance of these loans, together with accrued interest payable thereon, will become immediately due and payable by Mr. John. However, in the event that Mr. John's employment is terminated for "Good Reason", or as a result of Mr. John's death or "Disability", or as a result of a "Change in Control" (all as defined in that agreement), the agreement stipulates that the remaining principal balance outstanding on the loans, together with accrued interest thereon will be forgiven. This agreement further provides that with respect to any forgiveness of the payment of principal and interest on the loans, Mr. John will be entitled to receive a "gross-up" payment in an amount sufficient for him to pay any federal, state, or local income taxes that may be due and payable by him with respect to the forgiveness of such indebtedness (principal and interest). The agreement has been effectively superseded by Mr. John's new employment agreement that provides for a one-time retention incentive bonus used to repay all amounts owed under the agreement (See Item 11--Executive Compensation--Employment Agreements with Executive Officers).

    In connection with the negotiation of an employment agreement with Thomas K. Grundman, the Company's Executive Vice President of International Operations, Chief Financial Officer and Chief Accounting Officer, the Company made a $240,000 short-term loan and a $150,000 relocation loan to assist
Mr. Grundman's relocation to the Company's executive offices. Interest on these loans accrues at a rate of 6.125% per annum. The short-term loan has been repaid. The relocation loan together with accrued interest will be forgiven in three installments of $50,000 each on July 1, 2000, 2001 and 2002; PROVIDED, HOWEVER, that if Mr. Grundman's employment is terminated during such period in a way that (i) triggers severance obligations, all amounts owed shall be immediately forgiven or (ii) does not trigger severance obligations, all amounts owed shall be immediately due and payable. This agreement further provides that with respect to any forgiveness of the payment of principal and interest on the loans, Mr. Grundman will be entitled to receive a "gross-up" payment in an amount sufficient for him to pay any federal, state, or local income taxes that may be due and payable by him with respect to the forgiveness of such indebtedness (principal and interest).

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

       The following documents are filed as part of this report:

       (1) See Index to Financial Statements set forth in Item 8.

       (2) Financial Statements Schedules:

           Key Energy Services, Inc.:
           Consolidated Supplementary Financial Statement Schedule As of and for Each of the

             Three Years Ended June 30, 2001:
                Schedule II-Consolidated Valuation and Qualifying
           Accounts.......S-1

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

                10.49     Amendment No. 3 dated as of May 14, 2001 to Agreement dated as of August 2, 1999, as amended, between Francis D. John
                          and Key Energy Services, Inc.

               *10.50     Second Amended and Restated Employment Agreement dated
                          October 16, 2001 between Francis D. John and Key Energy
                          Services, Inc.

                 21       Significant Subsidiaries of the Company.

                 23       Consent of KPMG LLP.

------------------------

    *  Filed herewith.

(b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       KEY ENERGY SERVICES, INC.
                                                       (Registrant)

Dated: October 26, 2001                                By:             /s/ FRANCIS D. JOHN
                                                            -----------------------------------------
                                                                         Francis D. John
                                                                CHAIRMAN OF THE BOARD, PRESIDENT,
                                                                   AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 26, 2001                                By:             /s/ FRANCIS D. JOHN
                                                            -----------------------------------------
                                                                         Francis D. John
                                                                CHAIRMAN OF THE BOARD, PRESIDENT,
                                                                   AND CHIEF EXECUTIVE OFFICER

Dated: October 26, 2001                                By:            /s/ THOMAS K. GRUNDMAN
                                                            -----------------------------------------
                                                                        Thomas K. Grundman
                                                                     CHIEF FINANCIAL OFFICER
                                                                   AND CHIEF ACCOUNTING OFFICER

Dated: October 26, 2001                                By:             /s/ MORTON WOLKOWITZ
                                                            -----------------------------------------
                                                                         Morton Wolkowitz
                                                                             DIRECTOR

Dated: October 26, 2001                                By:            /s/ DAVID J. BREAZZANO
                                                            -----------------------------------------
                                                                        David J. Breazzano
                                                                             DIRECTOR

Dated: October 26, 2001                                By:              /s/ WILLIAM MANLY
                                                            -----------------------------------------
                                                                          William Manly
                                                                             DIRECTOR

Dated: October 26, 2001                                By:             /s/ KEVIN P. COLLINS
                                                            -----------------------------------------
                                                                         Kevin P. Collins
                                                                             DIRECTOR

Dated: October 26, 2001                                By:            /s/ W. PHILLIP MARCUM
                                                            -----------------------------------------
                                                                        W. Phillip Marcum
                                                                             DIRECTOR

Dated: October 26, 2001                                By:            /s/ WILLIAM D. FERTIG
                                                            -----------------------------------------
                                                                        William D. Fertig
                                                                             DIRECTOR

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