Form 10-Q
period 2001-09-30
KEY ENERGY SERVICES INC
filed 2001-11-14
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _____ to _____


                          Commission file number 1-8038


                             KEY ENERGY SERVICES, INC.
               (Exact name of registrant as specified in its charter)

                   MARYLAND                          04-2648081
                   --------                          ----------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


          6 DESTA DRIVE, MIDLAND, TX                     79705
          --------------------------                     -----
   (Address of principal executive offices)            (ZIP Code)

         Registrant's telephone number including area code: (915) 620-0300



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes_X_  No


          Common Shares outstanding at November 13, 2001: 102,363,880


                            KEY ENERGY SERVICES, INC.

                                      INDEX

-------------------------------------------------------------------------------
PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

               Consolidated Balance Sheets as of
               September 30, 2001 (unaudited) and June 30, 2001..............3

               Unaudited Consolidated Statements of
               Operations for the Three Months Ended
               September 30, 2001 and 2000...................................4

               Unaudited Consolidated Statements of
               Cash Flows for the Three Months Ended
               September 30, 2001 and 2000 ..................................5

               Unaudited Consolidated Statements of Comprehensive
               Income for the Three Months Ended
               September 30, 2001 and 2000...................................6

               Notes to Consolidated Financial Statements....................7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...................17

Item 3.     Quantitative and Qualitative Disclosures about Market Risk......22

PART  II. OTHER INFORMATION

Item 1.     Legal Proceedings...............................................24

Item 2.     Changes in Securities and Use of Proceeds.......................24

Item 3.     Defaults Upon Senior Securities.................................24

Item 4.     Submission of Matters to a Vote of Security Holders.............24

Item 5.     Other Information...............................................24

Item 6.     Exhibits and Reports on Form 8-K................................24

Signatures..................................................................25



                                              KEY ENERGY SERVICES, INC.
                                             CONSOLIDATED BALANCE SHEETS
                                                                                               SEPTEMBER 30, 2001   JUNE 30, 2001
                                                                                               ------------------   -------------
                                                                                                  (UNAUDITED)
                                                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
                                                       ASSETS
Current assets:
  Cash and cash equivalents...............................................................       $    2,493         $    2,098
  Accounts receivable, net of allowance for doubtful accounts of $4,360 and $4,082 at
     September 30, 2001 and June 30, 2001, respectively...................................          184,916            177,016
  Inventories.............................................................................           16,534             16,547
  Prepaid expenses and other current assets...............................................           10,672             10,489
                                                                                               --------------     --------------
Total current assets......................................................................          214,615            206,150
                                                                                               --------------     --------------
Property and equipment:
  Well servicing equipment................................................................          744,805            723,724
  Contract drilling equipment.............................................................          127,169            119,122
  Motor vehicles..........................................................................           66,895             64,907
  Oil and gas properties and other related equipment, successful efforts method...........           44,266             44,245
  Furniture and equipment.................................................................           27,229             24,865
  Buildings and land......................................................................           37,398             37,812
                                                                                               --------------     --------------
Total property and equipment..............................................................        1,047,762          1,014,675
Accumulated depreciation and depletion....................................................         (237,164)          (220,959)
                                                                                               --------------     --------------
Net property and equipment................................................................          810,598            793,716
                                                                                               --------------     --------------
  Goodwill, net of accumulated amortization of $28,168 at September 30, 2001 and
    June 30, 2001.........................................................................          190,781            189,875
  Deferred costs, net.....................................................................           15,621             17,624
  Notes receivable - related parties......................................................               50              6,050
  Other assets............................................................................           26,799             14,869
                                                                                               --------------     --------------
Total assets..............................................................................       $1,258,464         $1,228,284
                                                                                               ==============     ==============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................       $   47,911         $   42,544
  Other accrued liabilities...............................................................           51,751             48,923
  Accrued interest........................................................................            5,957             16,140
  Current portion of long-term debt.......................................................            7,813              7,946
                                                                                               --------------     --------------
Total current liabilities.................................................................          113,432            115,553
                                                                                               --------------     --------------
Long-term debt, less current portion......................................................          463,681            485,961
Deferred revenue..........................................................................           13,042             14,104
Non-current accrued expenses..............................................................            9,340              8,388
Deferred tax liability....................................................................          142,217            127,400
Commitments and contingencies.............................................................                -                  -
Stockholders' equity:
  Common stock, $0.10 par value; 200,000,000 shares authorized, 102,722,714
  and 101,440,166 shares issued at September 30, 2001 and June 30, 2001, respectively.....           10,272             10,144
  Additional paid-in capital..............................................................          455,212            444,768
  Treasury stock, at cost; 416,666 shares at September 30, 2001 and June 30, 2001.........           (9,682)            (9,682)
  Accumulated other comprehensive income..................................................              182                 62
  Retained earnings (deficit).............................................................           60,768             31,586
                                                                                               --------------     --------------
Total stockholders' equity................................................................          516,752            476,878
                                                                                               --------------     --------------
Total liabilities and stockholders' equity................................................       $1,258,464         $1,228,284
                                                                                               ==============     ==============


             SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                        KEY ENERGY SERVICES, INC.
                             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                       THREE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                      ---------------------
                                                                                                      2001             2000
                                                                                                      ----             ----
                                                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Well servicing..........................................................................          $212,501         $166,565
  Contract drilling.......................................................................            33,636           22,145
  Other...................................................................................             3,100            2,969
                                                                                                    --------         --------
Total revenues............................................................................           249,237          191,679
                                                                                                    --------         --------
COSTS AND EXPENSES:
  Well servicing..........................................................................           132,780          111,686
  Contract drilling.......................................................................            21,188           17,458
  Depreciation, depletion and amortization................................................            17,869           18,311
  General and administrative..............................................................            17,884           14,367
  Bad debt expense........................................................................               244              194
  Interest................................................................................            11,949           16,111
  Other expenses..........................................................................             1,185            1,323
                                                                                                    --------         --------
Total costs and expenses..................................................................           203,099          179,450
                                                                                                    --------         --------
Income (loss) before income taxes.........................................................            46,138           12,229
Income tax benefit (expense)..............................................................           (17,142)          (4,719)
                                                                                                    --------         --------
Income (loss) before extraordinary gain (loss)............................................            28,996            7,510
Extraordinary gain (loss) on retirement of debt, less applicable income taxes of $107 -
  2001 and $752 - 2000....................................................................               180            1,197
                                                                                                    --------         --------
NET INCOME (LOSS).........................................................................          $ 29,176         $  8,707
                                                                                                    ========         ========


EARNINGS (LOSS) PER SHARE:
  Basic - before extraordinary gain (loss)................................................          $   0.29         $   0.08
  Extraordinary gain (loss), net of tax...................................................                --             0.01
                                                                                                    --------         --------
  Basic - after extraordinary gain (loss).................................................          $   0.29         $   0.09
                                                                                                    ========         ========

  Diluted - before extraordinary gain (loss)..............................................          $   0.28         $   0.08
  Extraordinary gain (loss), net of tax...................................................                --              0.01
                                                                                                    --------         --------
  Diluted - after extraordinary gain (loss)...............................................          $   0.28         $   0.09
                                                                                                    ========         ========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...................................................................................           101,727           96,880
  Diluted.................................................................................           103,829          100,472

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                   KEY ENERGY SERVICES, INC.
                        UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                        THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                       ----------------------
                                                                                       2001              2000
                                                                                       ----              ----
                                                                                            (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................................................    $ 29,176        $   8,707
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO NET CASH PROVIDED BY (USED
      IN) OPERATIONS:
    Depreciation, depletion and amortization.....................................      17,869           18,311
    Amortization of deferred debt issuance costs and other deferred costs........         591            1,408
    Bad debt expense.............................................................         244              194
    Deferred income taxes........................................................      14,600            4,719
    (Gain) loss on sale of assets................................................      (1,062)               1
    Extraordinary (gain) loss, net of tax........................................        (180)          (1,197)
  CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS FROM THE ACQUISITIONS:
    (Increase) decrease in accounts receivable...................................      (8,144)         (15,451)
    (Increase) decrease in other current assets..................................        (170)           4,386
    Increase (decrease) in accounts payable, accrued interest and accrued
      expenses...................................................................      (1,988)          (8,186)
    Other assets and liabilities.................................................      (5,705)            (534)
                                                                                     ---------       ----------
Net cash provided by (used in) operating activities..............................      45,231           12,358
                                                                                     ---------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - well servicing..........................................     (11,894)          (8,002)
  Capital expenditures - contract drilling.......................................      (8,154)          (3,133)
  Capital expenditures - other...................................................      (3,127)          (2,150)
  Proceeds from sale of fixed assets.............................................       3,416              102
  Acquisitions - well servicing..................................................      (2,673)               -
                                                                                     ---------       ----------
  Net cash provided by (used in) investing activities............................     (22,432)         (13,183)
                                                                                     ---------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt and capital lease obligations......................     (68,945)        (110,575)
  Borrowings under line-of-credit................................................      46,000            4,000
  Proceeds from exercise of stock options........................................         541              333
  Other..........................................................................           -             (171)
                                                                                     ---------       ----------
  Net cash provided by (used in) financing activities............................     (22,404)        (106,413)
                                                                                     ---------       ----------
  Net increase (decrease) in cash and cash equivalents...........................         395         (107,238)
  Cash and cash equivalents at beginning of period...............................       2,098          109,873
                                                                                     ---------       ----------
  Cash and cash equivalents at end of period.....................................    $  2,493        $   2,635
                                                                                     =========       ==========

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                      KEY ENERGY SERVICES, INC.
                       UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                                                         THREE MONTHS ENDED
                                                                                                            SEPTEMBER 30,
                                                                                                        ---------------------
                                                                                                        2001             2000
                                                                                                        ----             ----
                                                                                                             (THOUSANDS)

NET INCOME (LOSS).......................................................................              $29,176           $8,707
OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Derivative transition adjustment (see Note 6).........................................                    -             (778)
  Oil and natural gas derivatives adjustment (see Note 6)...............................                  176                -
  Amortization of oil and natural gas derivatives (see Note 6)..........................                  (33)             146
  Foreign currency translation gain (loss), net of tax..................................                  (23)               4
                                                                                                      --------          -------

COMPREHENSIVE INCOME (LOSS), NET OF TAX.................................................              $29,296           $8,079
                                                                                                      ========          =======

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                            KEY ENERGY SERVICES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2001 AND 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company") and its wholly-owned subsidiaries as of September 30, 2001 and for the three month periods ended September 30, 2001 and 2000 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three month period ended September 30, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the three month period ended September 30, 2000 to conform to the presentation for the three month period ended September 30, 2001. The reclassifications consist primarily of reclassifying oil and natural gas productions revenues and expenses. Oil and natural gas production revenues and related expenses have been reclassified to other revenues and other expenses because the Company does not believe this business segment is material to the Company's consolidated financial statements.

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


                                                                                 THREE MONTHS
                                                                                ENDED SEPT. 30,
                                                                                --------------
                                                                                2001      2000
                                                                                ----      ----
                                                                              (THOUSANDS, EXCEPT
                                                                                PER SHARE DATA)
          BASIC EPS COMPUTATION:
          NUMERATOR
            Net income (loss) before extraordinary gain (loss)...........     $ 28,996   $ 7,510
            Extraordinary gain (loss), net of tax........................          180     1,197
                                                                              --------   -------
            Net income (loss)............................................     $ 29,176   $ 8,707
                                                                              ========   =======

          DENOMINATOR
            Weighted average common shares outstanding...................      101,727    96,880
                                                                              --------   -------

          BASIC EPS:
            Before extraordinary gain (loss).............................     $   0.29   $  0.08
            Extraordinary gain (loss), net of tax........................            -      0.01
                                                                              --------   -------
            After extraordinary gain (loss)..............................     $   0.29   $  0.09
                                                                              ========   =======


          DILUTED EPS COMPUTATION:
          NUMERATOR
            Net income (loss) before extraordinary gain (loss)...........     $ 28,996   $ 7,510
            Effect of dilutive convertible securities, tax effected......            -         5
            Extraordinary gain (loss), net of tax........................          180     1,197
                                                                              --------   -------
            Net income (loss)............................................     $ 29,176   $ 8,712
                                                                              ========   =======

          DENOMINATOR
            Weighted average common shares outstanding:..................      101,727    96,880
            Warrants.....................................................          577        75
            Stock options................................................        1,525     3,437
            Convertible Debentures.......................................            -        80
                                                                              --------   -------
                                                                               103,829   100,472
                                                                              --------   -------

          DILUTED EPS:
            Before extraordinary gain (loss).............................     $   0.28   $  0.08
            Extraordinary gain (loss), net of tax........................            -      0.01
                                                                              --------   -------
            After extraordinary gain (loss)..............................     $   0.28   $  0.09
                                                                              ========   =======


The diluted earnings per share calculations for the three months ended September 30, 2001 and 2000 excludes the exercise of 1,463,000 and 1,175,000 stock options, respectively, and the conversion of the Company's 5% Convertible Subordinated Notes because the effects of such instruments on earnings per share would be anti-dilutive.

3. COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

4. INDUSTRY SEGMENT INFORMATION

The Company's reportable business segments are well servicing and contract drilling. Oil and natural gas production operations were previously separately presented as a reportable business segment and are now included in "corporate/other."

WELL SERVICING: The Company's operations provide well servicing (ongoing maintenance of existing oil and natural gas wells), completions, workover (major repairs or modifications necessary to optimize the level of production from existing oil and natural gas wells) and production services (fluid hauling and fluid storage tank rental).

CONTRACT DRILLING: The Company provides contract drilling services for major and independent oil companies onshore the continental United States, Argentina and Ontario, Canada.



                                                            WELL         CONTRACT       CORPORATE/
                                                         SERVICING       DRILLING         OTHER           TOTAL
                                                         ---------       --------         -----           -----
                                                                            (IN THOUSANDS)
     THREE MONTHS ENDED SEPTEMBER 30, 2001
     Operating revenues.............................      $212,501       $ 33,636       $  3,100      $  249,237
     Operating profit ..............................        79,721         12,448          1,915          94,084
     Depreciation, depletion and amortization.......        15,318          1,619            932          17,869
     Interest expense...............................           548              -         11,401          11,949
     Net income (loss) before extraordinary gain
       (loss)*......................................        33,784          6,069        (10,857)         28,996
     Identifiable assets............................       676,410        101,161        290,112       1,067,683
     Capital expenditures (excluding acquisitions)..        11,894          8,154          3,127          23,175

     THREE MONTHS ENDED SEPTEMBER 30, 2000
     Operating revenues.............................      $166,565       $ 22,145       $  2,969      $  191,679
     Operating profit ..............................        54,879          4,687          1,646          61,212
     Depreciation, depletion and amortization.......        15,689          1,806            816          18,311
     Interest expense...............................           657              -         15,454          16,111
     Net income (loss) before extraordinary gain
       (loss)*......................................        21,778            654        (14,922)          7,510
     Identifiable assets............................       634,123         87,850        226,607         948,580
     Capital expenditures (excluding acquisitions)..        10,929            228          2,128          13,285


-----------------

     *Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a revenue percentage basis.


Operating revenues for the Company's foreign operations for the three months ended September 30, 2001 and 2000 were $12.1 million and $13.2 million, respectively. Operating profits for the Company's foreign operations for the three months ended September 30, 2001 and 2000 were $2.6 million and $3.0 million, respectively. The Company had $82.6 million and $70.3 million of identifiable assets as of September 30, 2001 and 2000, respectively, related to foreign operations.

5. VOLUMETRIC PRODUCTION PAYMENT

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

6. DERIVATIVE INSTRUMENTS

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

FREESTANDING DERIVATIVES: On March 30, 2000 the Company entered into a collar arrangement for a 22-month period whereby the Company will pay if the specified price is above the cap index and the counter-party will pay if the price should fall below the floor index. The hedge defines a range of cash flows bounded by the cap and floor prices. On May 25, 2001 the Company entered into an option arrangement for a 12-month period beginning March 2002 whereby the counter-party will pay should the price fall below the floor index. The Company desires a measure of stability to ensure that cash flows do not fall below a certain level.

Prior to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS No. 133"), as amended by SFAS No. 137 and 138, these collars were accounted for as cash flow type hedges. Accordingly, the July 1, 2000 transition adjustment resulted in recording a $778,000 liability for the fair value of the collars to accumulated other comprehensive income. Approximately $97,000 of the transition adjustment was recognized in earnings during the three months ended September 30, 2001. The unamortized balance of the transition adjustment, approximately $161,000, will be recognized in earnings over the next six months. As of July 1, 2001, the Company has documented the May 25, 2001 options as cash flow hedges. During the quarter ended September 30, 2001, the Company recorded an increase in net derivative assets of $339,000, of which $52,000 represented ineffectiveness and was credited to earnings.

EMBEDDED DERIVATIVES. The Company is party to a volumetric production payment that meets the definition of an embedded derivative under SFAS No. 133. Effective July 1, 2000, the Company determined and documented that the production payment is excluded from the scope of SFAS No. 133 under the normal purchases/sales exclusion as set forth in SFAS 138.

7. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company's senior notes are guaranteed by all of the Company's subsidiaries (except for the foreign subsidiaries), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

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

                                             CONDENSED CONSOLIDATING BALANCE SHEETS


                                                                  SEPTEMBER 30, 2001
                                         ----------------------------------------------------------------------------
                                          PARENT      GUARANTOR      NON-GUARANTOR
                                          COMPANY    SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                         --------    ------------    -------------       ------------    ------------
                                                                    (IN THOUSANDS)
Assets:
    Current assets ...................   $  5,907     $  179,778        $28,930            $       -      $  214,615
    Net property and equipment .......     23,649        733,029         53,920                    -         810,598
    Goodwill, net ....................      3,316        185,409          2,056                    -         190,781
    Deferred costs, net ..............     15,621              -              -                    -          15,621
    Intercompany receivables .........    631,520              -              -             (631,520)              -
    Other assets .....................     20,517          6,332              -                    -          26,849
                                         --------     ----------        -------            ---------      ----------
Total assets .........................   $700,530     $1,104,548        $84,906            $(631,520)     $1,258,464
                                         ========     ==========        =======            =========      ==========
Liabilities and equity:
    Current liabilities ..............   $ 33,781     $   68,274        $11,377            $              $  113,432
    Long-term debt ...................    448,784         14,949            (52)                             463,681
    Intercompany payables ............          -        573,575         57,945             (631,520)              -
    Deferred tax liability ...........    142,217              -              -                    -         142,217
    Other long-term liabilities ......      9,193         13,189              -                    -          22,382
    Stockholders' equity .............     66,555        434,561         15,636                    -         516,752
                                         --------     ----------        -------            ---------      ----------
Total liabilities and
stockholders' equity .................   $700,530     $1,104,548        $84,906            $(631,520)     $1,258,464
                                         ========     ==========        =======            =========      ==========

                                                                     JUNE 30, 2001
                                         ----------------------------------------------------------------------------
                                          PARENT      GUARANTOR      NON-GUARANTOR
                                          COMPANY    SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                         --------    ------------    -------------       ------------    ------------
                                                                    (IN THOUSANDS)
Assets:
    Current assets ...................   $ 10,680     $  165,653        $29,817            $       -      $  206,150
    Net property and equipment .......     21,418        717,989         54,309                    -         793,716
    Goodwill, net ....................      3,374        184,379          2,122                    -         189,875
    Deferred costs, net ..............     17,624              -              -                    -          17,624
    Intercompany receivables .........    664,592              -              -             (664,592)              -
    Other assets .....................     15,303          5,616              -                    -          20,919
                                         --------     ----------        -------            ---------      ----------
Total assets .........................   $732,991     $1,073,637        $86,248            $(664,592)     $1,228,284
                                         ========     ==========        =======            =========      ==========

Liabilities and equity:
    Current liabilities ..............   $ 35,671     $   64,679        $15,203           $               $  115,553
    Long-term debt ...................    470,668         15,331            (38)                             485,961
    Intercompany payables ............          -        608,764         55,828            (664,592)               -
    Deferred tax liability ...........    127,400              -              -                    -         127,400
    Other long-term liabilities ......      8,240         14,252              -                    -          22,492
    Stockholders' equity .............     91,012        370,611         15,255                    -         476,878
                                         --------     ----------        -------            ---------      ----------
Total liabilities and
stockholders' equity .................   $732,991     $1,073,637        $86,248            $(664,592)     $1,228,284
                                         ========     ==========        =======            =========      ==========

                                       CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS


                                                              THREE MONTHS ENDED SEPTEMBER 30, 2001
                                         ----------------------------------------------------------------------------
                                          PARENT      GUARANTOR      NON-GUARANTOR
                                          COMPANY    SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                         --------    ------------    -------------       ------------    ------------
                                                                    (IN THOUSANDS)
Revenues .............................   $    493      $236,641         $12,103             $     -        $249,237
Costs and expenses:
    Direct expenses ..................          -       145,650           9,503                   -         155,153
    Depreciation, depletion and
    amortization expense .............        311        16,508           1,050                   -          17,869
    General and administrative
    expense ..........................      5,328        11,752             804                   -          17,884
    Interest .........................     11,401           205             343                   -          11,949
    Other ............................          -           244               -                   -             244
                                         --------      --------         -------             -------        --------
Total costs and expenses .............     17,040       174,359          11,700                   -         203,099
                                         --------      --------         -------             -------        --------
Income (loss) before income taxes ....    (16,547)       62,282             403                   -          46,138
Income tax (expense) benefit .........      6,147       (23,138)           (151)                  -         (17,142)
                                         --------      --------         -------             -------        --------
Net income (loss) before
extraordinary items ..................    (10,400)       39,144             252                   -          28,996
Extraordinary items, net of tax ......        180             -               -                   -             180
                                         --------      --------         -------             -------        --------
Net income (loss) ....................   $(10,220)     $ 39,144         $   252             $     -        $ 29,176
                                         ========      ========         =======             =======        ========


                                                               THREE MONTHS ENDED SEPTEMBER 30, 2000
                                         ----------------------------------------------------------------------------
                                          PARENT      GUARANTOR      NON-GUARANTOR
                                          COMPANY    SUBSIDIARIES    SUBSIDIARIES        ELIMINATIONS    CONSOLIDATED
                                         --------    ------------    -------------       ------------    ------------
                                                                    (IN THOUSANDS)
Revenues .............................   $  1,379      $177,073         $13,227             $     -        $191,679
Costs and expenses:
    Direct expenses ..................          -       120,286          10,181                   -         130,467
    Depreciation, depletion and
    amortization expense .............        304        17,042             965                   -          18,311
    General and administrative
    expense ..........................      3,755         9,780             832                   -          14,367
    Interest .........................     15,454           404             253                   -          16,111
    Other ............................          -           194               -                   -             194
                                         --------      --------         -------             -------        --------
Total costs and expenses .............     19,513       147,706          12,231                   -         179,450
                                         --------      --------         -------             -------        --------
Income (loss) before income taxes ....    (18,134)       29,367             996                   -          12,229
Income tax (expense) benefit .........      6,998       (11,333)           (384)                  -          (4,719)
                                         --------      --------         -------             -------        --------
Net income (loss) before
extraordinary items ..................    (11,136)       18,034             612                   -           7,510
Extraordinary items, net of tax ......      1,197             -               -                   -           1,197
                                         --------      --------         -------             -------        --------
Net income (loss) ....................   $ (9,939)     $ 18,034         $   612             $     -        $  8,707
                                         ========      ========         =======             =======        ========

                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS


                                                              THREE MONTHS ENDED SEPTEMBER 30, 2001
                                          ---------------------------------------------------------------------------
                                          PARENT        GUARANTOR       NON-GUARANTOR
                                          COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          -------      ------------     -------------    ------------    ------------
                                                                       (IN THOUSANDS)
Net cash provided by (used in)
operating activities .................    $ 20,612       $ 25,801          $(1,182)          $   -          $ 45,231
Net cash provided by (used in)
investing activities .................      (4,950)       (17,366)            (116)              -           (22,432)
Net cash provided by (used in)
financing activities .................     (19,957)        (2,434)            (13)               -           (22,404)
                                          --------       --------          -------           -----          --------
Net increase (decrease) in cash ......      (4,295)         6,001           (1,311)              -               395
Cash at beginning of period ..........       1,647         (2,005)           2,456               -             2,098
                                          --------       --------          -------           -----          --------
Cash at end of period ................    $ (2,648)      $  3,996          $ 1,145           $   -          $  2,493
                                          ========       ========          =======           =====          ========

                                                               THREE MONTHS ENDED SEPTEMBER 30, 2000
                                          ---------------------------------------------------------------------------
                                          PARENT        GUARANTOR       NON-GUARANTOR
                                          COMPANY      SUBSIDIARIES     SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                          -------      ------------     -------------    ------------    ------------
                                                                       (IN THOUSANDS)
Net cash provided by (used in)
operating activities .................    $    509       $  9,749          $ 2,100           $   -         $  12,358
Net cash provided by (used in)
investing activities .................      (1,973)       (10,096)          (1,114)              -           (13,183)
Net cash provided by (used in)
financing activities .................    (104,628)        (1,771)             (14)              -          (106,413)
                                          --------       --------          -------           -----         ---------
Net increase (decrease) in cash ......    (106,092)        (2,118)             972               -          (107,238)
Cash at beginning of period ..........     111,166         (1,246)             (47)              -           109,873
                                          --------       --------          -------           -----         ---------
Cash at end of period ................    $  5,074       $ (3,364)         $   925           $   -         $   2,635
                                          ========       ========          =======           =====         =========

8.  GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The Company elected early adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") SFAS 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If an impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. The Company will complete its assessment of goodwill impairment by the end of fiscal 2002, as allowed by SFAS 142.

Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements. Amortization expense is calculated using the straight-line method over the period of the agreement, ranging from 3 to 5 years.

The gross carrying amount of noncompete agreements subject to amortization totaled approximately $8,599,000 and $8,099,000 at September 30, 2001 and June 30, 2001, respectively. Accumulated amortization related to these intangible assets totaled approximately $5,353,000 and $4,953,000 at September 30, 2001 and June 30, 2001, respectively. Amortization expense for the three months ended September 30, 2001 and 2000 was approximately $400,000 and $484,000 respectively. Amortization expense for the next 5 fiscal years is estimated to be $1,535,000, $1,270,000, $512,000, $204,000, and $125,000.

The Company has identified its reporting segments to be well servicing and contract drilling. The change in the carrying amount of goodwill for the three months ended September 30, 2001, of 906,000 related solely to goodwill from a well servicing business acquired during the period.

The effects of the adoption of SFAS 142 on net income and earnings per share is as follows:

                                                                                        THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                               ----------------------------------
                                                                                   2001                  2000
                                                                               -------------        -------------
                                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income (loss) before extraordinary gain (loss).................   $      28,996        $       7,510
Add back: goodwill amortization.............................................               -                2,451
                                                                               -------------        -------------
Adjusted net income (loss) before extraordinary gain (loss).................          28,996                9,961
Extraordinary gain (loss), net of tax.......................................             180                1,197
                                                                               -------------        -------------
    Adjusted net income (loss)..............................................   $      29,176        $      11,158
                                                                               =============        =============
BASIC EARNINGS (LOSS) PER SHARE:
  Reported net income (loss) before extraordinary gain (loss)...............   $        0.29        $        0.08
  Add back: goodwill amortization...........................................               -                  .02
                                                                               -------------        -------------
  Adjusted net income (loss) before extraordinary gain (loss)...............            0.29                 0.10
  Extraordinary gain (loss), net of tax.....................................               -                 0.01
                                                                               -------------        -------------
  Adjusted net income (loss)................................................   $        0.29        $        0.11
                                                                               =============        =============

DILUTED EARNINGS (LOSS) PER SHARE:
    Reported net income (loss) before extraordinary gain (loss).............   $        0.28        $        0.08
    Add back: goodwill amortization.........................................               -                  .02
                                                                               -------------        -------------
    Adjusted net income (loss) before extraordinary gain (loss).............            0.28                 0.10
    Extraordinary gain (loss), net of tax...................................               -                 0.01
                                                                               -------------        -------------
    Adjusted net income (loss)..............................................   $        0.28        $        0.11
                                                                               =============        =============

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


                              RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2000

The Company's revenue for the first quarter of fiscal 2002 increased $57,558,000, or 30.0%, to $249,237,000 from $191,679,000 in the first quarter of fiscal 2001. The increase in the current period reflects higher activity levels and improved rates. The Company's net income for the first quarter of fiscal 2002 totaled $29,176,000, or $0.28 per dilutive share, versus a net income of $8,707,000, or $0.09 per dilutive share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues for the quarter ended September 30, 2001 increased $45,936,000, or 27.6%, to $212,501,000 from $166,565,000 for the three months ended September 30, 2000. The increase in revenues was primarily due to improved equipment utilization and higher rig, fluid hauling and ancillary equipment rates.

CONTRACT DRILLING. Contract drilling revenues for the quarter ended September 30, 2001 increased $11,491,000, or 51.9%, to $33,636,000 from $22,145,000 for the three months ended September 30, 2000. The increase in revenues was primarily due to improved equipment utilization and higher rig rates.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses for the quarter ended September 30, 2001 increased $21,094,000, or 18.9%, to $132,780,000 from $111,686,000 for the three months ended September 30, 2000. The increase was primarily due to a higher level of activity and increased wages. Well servicing expenses as a percentage of well servicing revenue decreased to 62.5% for the three months ended September 30, 2001 from 67.1% for the three months ended September 30, 2000.

CONTRACT DRILLING. Contract drilling expenses for the quarter ended September 30, 2001 increased $3,730,000, or 21.4%, to $21,188,000 from $17,458,000 for the three months ended September 30, 2000. The increase was primarily due to higher costs associated with increased operating activity. Contract drilling expenses as a percentage of contract drilling revenues decreased to 63.0% for the three months ended September 30, 2001 from 78.8% for the three months ended September 30, 2000.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the quarter ended September 30, 2001 decreased $442,000, or 2.4%, to $17,869,000 from $18,311,000 for the three months ended September 30, 2000. The decrease is primarily due to the adoption of SFAS 142 (See Note 8 to Financial Statements) partially offset by increased depreciation due to capital expenditures during the past twelve months.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the quarter ended September 30, 2001 increased $3,517,000, or 24.5%, to $17,884,000 from
$14,367,000 for the three months ended September 30, 2000. The increase was due to slightly higher administrative costs related to growth of the Company's operations. Despite the increased costs, general and administrative expenses as a percentage of revenues decreased to 7.2% for the three months ended September 30, 2001 from 7.5% for the three months ended September 30, 2000.

INTEREST EXPENSE

The Company's interest expense for the quarter ended September 30, 2001 decreased $4,162,000, or 25.8%, to $11,949,000 from $16,111,000 for the three months ended September 30, 2000. The
decrease was primarily due to a significant reduction in the Company's long-term debt using operating cash flow and, to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $739,000 and $1,222,000 for the three months ended September 30, 2001 and 2000, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense for the quarter ended September 30, 2001 increased $50,000, or 25.8%, to $244,000 from $194,000 for the three months ended September 30, 2000. The increase was largely due to growth in the Company's accounts receivable in the preceding twelve months.

EXTRAORDINARY GAIN (LOSS)

During the three months ended September 30, 2001, the Company repurchased $53,277,000 of its long-term debt at various discounts and premiums to par value and expensed related unamortized debt issuance costs, all of which resulted in an after-tax extraordinary gain of $180,000. During the three months ended September 30, 2000, the Company repurchased $10,996,000 of its long term debt which resulted in an after-tax gain of $1,197,000.

INCOME TAXES

The Company's income tax expense for the quarter ended September 30, 2001 increased $12,423,000 to $17,142,000 from $4,719,000 for the three months ended September 30, 2000. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the three months ended September 30, 2001 and 2000 was 37.2% and 38.6%, respectively. The decrease in the effective rate is primarily due to the elimination of goodwill amortization in accordance with SFAS 142. The effective tax rates vary from the statutory rate of 35% because of the disallowance of certain goodwill amortization (for the three months ended September 30, 2000), other non-deductible expenses and state and local taxes.


                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements using cash flow from operations, bank borrowings and the issuance of equity and long-term debt. The Company believes that the current reserves of cash and cash equivalents, access to our existing credit lines, access to capital markets and internally generated cash flow from operations are sufficient to finance the cash requirements of its current and future operations.

As of September 30, 2001, the Company had working capital (excluding the current portion of long-term debt) of approximately $108,996,000, which includes cash and cash equivalents of approximately $2,493,000, as compared to working capital (excluding the current portion of long-term debt) of approximately $98,543,000, which includes and cash and cash equivalents of approximately $2,098,000, as of June 30, 2001. The increase in working capital is primarily due to continuing improvement in operating results and timing differences related to cash receipts and disbursements partially offset by the use of cash to repay long-term debt during the three month period ended September 30, 2001.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2002 will be directed toward selectively refurbishing our assets as business conditions warrant. The Company will continue to evaluate opportunities to acquire or divest assets or businesses to enhance the Company's primary operations. Such capital expenditures, acquisitions and divestitures are at the discretion of the Company and will depend on management's view of market conditions as well as other factors.

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of September 30, 2001, the Company had a senior credit facility (the "Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $100,000,000 revolving loan facility. In addition, up to $20,000,000 of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. The commitment to make revolving loans will reduce to $75,000,000 on September 14, 2002. The revolving loan commitment will terminate on September 14, 2003, and all revolving loans must be paid on or before that date. As of September 30, 2001, approximately $33,000,000 was drawn under the revolving loan facility and approximately $12,000,000 of letters of credit related to workman's compensation insurance were outstanding.

The revolving loan bears interest based upon, at the Company's option, the prime rate plus a variable margin of 0.75% to 2.00% or a Eurodollar rate plus a variable margin of 2.25% to 3.50%. The Senior Credit Facility has customary affirmative and negative covenants including a maximum debt to capitalization ratio, a minimum interest coverage ratio, a maximum senior leverage ratio, a minimum net worth and minimum EBITDA as well as restrictions on capital expenditures, acquisitions and dispositions.

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

14% SENIOR SUBORDINATED NOTES

On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase (as subsequently adjusted) 2,173,433 shares of the Company's Common Stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson

Production Services, Inc. ("Dawson"). The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the Dawson 9 3/8% Senior Notes and the 8 3/8% Senior Notes. The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. At September 30, 2001, $132,903,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. As of September 30, 2001, 63,500 Unit Warrants had been exercised leaving 86,500 Unit Warrants outstanding.

5% CONVERTIBLE SUBORDINATED NOTES

In late September and early October 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes, the Dawson 9 3/8% Senior Notes, and the 8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. During the quarter ended September 30, 2001, the Company repurchased (and canceled) $46,493,000 principal amount of the 5% Convertible Subordinated Notes, leaving $111,933,000 principal amount of the 5% Convertible Subordinated Notes outstanding at September 30, 2001.

DAWSON 9 3/8% SENIOR NOTES

In February 1997, Dawson issued $140,000,000 9 3/8% Senior Notes due 2007 (the "Dawson 9 3/8% Senior Notes"). As a result of the Dawson acquisition, the Company assumed Dawson's obligations under the Dawson 9 3/8% Senior Notes which were equally and ratably secured with the obligations under the Senior Credit Facility. As a result of mandatory tender offer made in connection with the Dawson acquisition, and subsequent repurchases (and cancellations) by the Company, as of September 30, 2001, $246,000 principal amount of the Dawson
9 3/8% Senior Notes remained outstanding.

Recently the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently assessing the impact of these standards on its consolidated financial statements.

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

                               INTEREST RATE RISK

At September 30, 2001, Key had long-term debt outstanding of $471,494,000. Of this amount $416,067,000, or 88.2%, bears interest at fixed rates as follows:


                                                          Balance at
                                                           9/30/01
                                                         -----------
                                                        (in thousands)
8 3/8% Senior Notes Due 2008............................   $175,000
5% Convertible Subordinated Notes Due 2004..............    111,933
14% Senior Subordinated Notes Due 2009..................    128,099
Dawson 9 3/8% Senior Notes Due 2007.....................        246
Other (rates generally ranging from 8.0% to 8.5%).......        789
                                                         -----------
                                                           $416,067
                                                         ===========


The remaining $55,427,000 of debt outstanding as of September 30, 2001 bears interest at floating rates which averaged approximately 7.65% at September 30, 2001. A 10% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2001 would equal approximately 77 basis points. Such an increase in interest rates would increase Key's fiscal 2002 interest expense by approximately $400,000 assuming borrowed amounts remain outstanding.

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

As of September 30, 2001, Key had oil and natural gas price collars and put options in place, as detailed in the following table. The total fiscal 2002 hedged oil and natural gas volumes represent 36% and 29%, respectively, of expected 2001 calendar year total production. A 10% variation in the market price of oil or natural gas from their levels at September 30, 2001 would have no material impact on the Company's net assets, net earnings or cash flows (as derived from the commodity option contracts).

The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at September 30, 2001:


                               MONTHLY VOLUMES                               STRIKE PRICE
                               ---------------                               PER BBL/MMBTU
                              OIL      NATURAL GAS                           -------------
                             (BBLS)     (MMBTUS)           TERM             FLOOR        CAP       FAIR VALUE
                             ------     --------           ----             -----        ---       ----------
At September 30,2001
    Oil Collar.............  5,000                   Mar 2001-Feb 2002      $19.70     $23.70       $(25,000)
    Oil Put................  5,000                   Mar 2002-Feb 2003       22.00        -          107,000
    Natural Gas Collar.....              40,000      Mar 2001-Feb 2002        2.40       2.91          5,000
    Natural Gas Put........              75,000      Mar 2002-Feb 2003        3.00        -          942,000


 (The strike prices for the oil collar and put are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collar are based on the Inside FERC-West Texas Waha spot price; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


    (a) Exhibits

        *10.1 Ninth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Key Energy Group, Inc. (now known as Key Energy Services, Inc.), the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger.

    (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

    ------------------
         * filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KEY ENERGY SERVICES, INC.



Dated: November 14, 2001              By:  /s/ FRANCIS D. JOHN
                                           -------------------------------------
                                           Francis D. John
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER



Dated: November 14, 2001              By:  /s/ THOMAS K. GRUNDMAN
                                           -------------------------------------
                                           Thomas K. Grundman
                                           CHIEF FINANCIAL OFFICER AND
                                           CHIEF ACCOUNTING OFFICER