Form 10-Q
period 2001-12-31
KEY ENERGY SERVICES INC
filed 2002-02-08
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____


                          Commission file number 1-8038
                                                 ------


                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)


                   MARYLAND                        04-2648081
                   --------                        ----------
       (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)


                6 DESTA DRIVE, MIDLAND TX                 79705
                -------------------------                 -----
   (Address of principal executive offices)            (ZIP Code)

        Registrant's telephone number including area code: (915) 620-0300
                                                            --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                    -


         Common Shares outstanding at February 7, 2002: 108,080,196

                          KEY ENERGY SERVICES, INC.

                                    INDEX

--------------------------------------------------------------------------------



PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                Consolidated Balance Sheets as of
                December 31, 2001 (unaudited) and June 30, 2001...............3

                Unaudited Consolidated Statements of
                Operations for the Three and Six Months Ended
                December 31, 2001 and 2000....................................4

                Unaudited Consolidated Statements of
                Cash Flows for the Three and Six Months Ended
                December 31, 2001 and 2000....................................5

                Unaudited Consolidated Statements of Comprehensive
                Income for the Three and Six Months Ended
                December 31, 2001 and 2000....................................6

                Notes to Consolidated Financial Statements....................7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations....................22

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......30

PART  II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................33

Item 2.     Changes in Securities and Use of Proceeds........................33

Item 3.     Defaults Upon Senior Securities..................................33

Item 4.     Submission of Matters to a Vote of Security Holders..............33

Item 5.     Other Information................................................33

Item 6.     Exhibits and Reports on Form 8-K.................................33

Signatures...................................................................35


                                        KEY ENERGY SERVICES, INC.
                                       CONSOLIDATED BALANCE SHEETS



                                                                                                DECEMBER 31, 2001    JUNE 30, 2001
                                                                                                -----------------   ---------------
                                                                                                   (UNAUDITED)
                                                                                                  (THOUSANDS, EXCEPT SHARE DATA)
                                                ASSETS
Current assets:
  Cash and cash equivalents...............................................................           $   7,966        $    2,098
  Accounts receivable, net of allowance for doubtful accounts of $4,590
    and $4,082, at December 31, 2001 and June 30, 2001, respectively......................             149,312           177,016
  Inventories.............................................................................              12,249            16,547
  Prepaid expenses and other current assets...............................................              10,141            10,489
                                                                                                 ----------------   ---------------
Total current assets......................................................................             179,668           206,150
                                                                                                 ----------------   ---------------

Property and equipment:
  Well servicing equipment................................................................             747,848           723,724
  Contract drilling equipment.............................................................             123,022           119,122
  Motor vehicles..........................................................................              68,554            64,907
  Oil and natural gas properties and other related equipment, successful efforts method...              44,502            44,245
  Furniture and equipment.................................................................              29,396            24,865
  Buildings and land......................................................................              37,970            37,812
                                                                                                 ----------------   ---------------
Total property and equipment..............................................................           1,051,292         1,014,675
Accumulated depreciation and depletion....................................................            (250,790)         (220,959)
                                                                                                 ----------------   ---------------
Net property and equipment................................................................             800,502           793,716
                                                                                                 ----------------   ---------------
  Goodwill, net of accumulated amortization of $27,970 at December 31, 2001
  and $28,168 at June 30, 2001............................................................             193,217           189,875
  Deferred costs, net.....................................................................              14,257            17,624
  Notes and accounts receivable - related parties.........................................                 456             6,050
  Other assets............................................................................              28,253            14,869
                                                                                                 ----------------   ---------------
  Total assets............................................................................          $1,216,353        $1,228,284
                                                                                                 ================   ===============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................................       $   28,675       $   42,544
  Other accrued liabilities...................................................................           40,786           48,923
  Accrued interest............................................................................           14,434           16,140
  Current portion of long-term debt and capital lease obligations.............................            8,215            7,946
                                                                                                  ----------------   --------------
Total current liabilities.....................................................................           92,110          115,553
                                                                                                  ----------------   --------------
Long-term debt, less current portion..........................................................          379,269          470,578
Capital lease obligations, less current portion...............................................           16,227           15,383
Deferred revenue..............................................................................           11,541           14,104
Non-current accrued expenses..................................................................            9,816            8,388
Deferred tax liability........................................................................          151,305          127,400
Commitments and contingencies.................................................................                -                -
Stockholders' equity:
   Common stock, $.10 par value:  200,000,000 shares authorized, 108,371,945
    and 101,440,166 shares issued, at December 31, 2001 and June 30, 2001, respectively.......           10,837           10,144
   Additional paid-in capital.................................................................          498,702          444,768
   Treasury stock, at cost; 416,666 shares at December 31, 2001 and June 30, 2001.............           (9,682)          (9,682)
   Accumulated other comprehensive income (loss)..............................................          (23,993)              62
   Retained earnings (deficit)................................................................           80,221           31,586
                                                                                                  ----------------   --------------
Total stockholders' equity....................................................................          556,085          476,878
                                                                                                  ----------------   --------------
Total liabilities and stockholders' equity....................................................       $1,216,353       $1,228,284
                                                                                                  ================   ==============


          SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                            KEY ENERGY SERVICES, INC.
                                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                              DECEMBER 31,                      DECEMBER 31,
                                                                          2001            2000              2001            2000
                                                                     -------------------------------   -----------------------------
                                                                                    (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
   Well servicing..................................................      $186,338        $178,650          $398,839       $345,215
   Contract drilling...............................................        25,654          24,178            59,290         46,323
   Other...........................................................         1,345           1,083             4,445          4,052
                                                                     -------------------------------   -----------------------------
                                                                          213,337         203,911           462,574        395,590
                                                                     -------------------------------   -----------------------------

COSTS AND EXPENSES:
   Well servicing..................................................       117,092         118,123           249,872        229,809
   Contract drilling...............................................        17,340          18,360            38,528         35,818
   Depreciation, depletion and amortization........................        19,724          18,146            37,593         36,457
   General and administrative......................................        16,755          15,264            34,639         29,631
   Bad debt expense................................................            64             709               308            903
   Interest........................................................        11,097          14,581            23,046         30,692
   Other expenses..................................................         1,150             665             2,335          1,988
   Foreign currency transaction loss, Argentina (see Note 10)......         1,844               -             1,844              -
                                                                     -------------------------------   -----------------------------
                                                                          185,066         185,848           388,165        365,298
                                                                     -------------------------------   -----------------------------
   Income (loss) before income taxes...............................        28,271          18,063            74,409         30,292
   Income tax (expense) benefit....................................       (10,903)         (6,969)          (28,045)       (11,688)
                                                                     -------------------------------   -----------------------------

   Income (loss) before extraordinary gain (loss)..................        17,368          11,094            46,364         18,604
   Extraordinary gain (loss) on retirement of debt, less
     applicable income taxes of $1,267 and $1,374 for the three and six months ended December 31, 2001, respectively, and
     income taxes of $41 and $793, for the three and six months
     ended December 31, 2000, respectively.........................         2,091              68             2,271          1,265
                                                                     -------------------------------   -----------------------------

NET INCOME (LOSS)..................................................     $  19,459        $ 11,162          $ 48,635       $ 19,869
                                                                     ===============================   =============================

EARNINGS (LOSS) PER SHARE:
   Basic -- before extraordinary gain (loss).......................      $   0.17        $   0.11          $   0.45       $   0.19
   Extraordinary gain (loss), net of tax...........................          0.02               -              0.02           0.01
                                                                     -------------------------------   -----------------------------
   Basic -- after extraordinary gain (loss)........................      $   0.19        $   0.11          $   0.47       $   0.20
                                                                     ===============================   =============================

   Diluted -- before extraordinary gain (loss).....................      $   0.17        $   0.11          $   0.44       $   0.19
   Extraordinary gain (loss), net of tax...........................          0.02               -              0.02           0.01
                                                                     -------------------------------   -----------------------------
   Diluted -- after extraordinary gain (loss)......................      $   0.19        $   0.11          $   0.46       $   0.20
                                                                     ===============================   =============================


WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic...........................................................       103,115          97,534           102,421         97,207
   Diluted.........................................................       104,811         100,496           104,357        100,336


          SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                            KEY ENERGY SERVICES, INC.
                                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                         THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                             DECEMBER 31,                      DECEMBER 31,
                                                                        2001             2000              2001            2000
                                                                  ------------------------------------------------------------------
                                                                                              (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)...........................................      $  19,459          $ 11,162        $  48,635       $  19,869
   ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO
     NET CASH PROVIDED BY (USED IN) OPERATIONS:
     Depreciation, depletion and amortization..................         19,724            18,146           37,593          36,457
     Bad debt expense..........................................             64               709              308             903
     Amortization of deferred debt issuance costs
       and other deferred costs................................            398             1,008              989           2,416
     Deferred income taxes.....................................          7,731             6,969           22,331          11,688
     (Gain) loss on sale of assets.............................            232               (41)            (830)            (40)
     Foreign currency transaction loss, Argentina..............          1,844                 -            1,844               -
     Extraordinary (gain) loss, net of tax.....................         (2,091)              (68)          (2,271)         (1,265)
   CHANGE IN ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable................         31,047            (7,062)          22,903         (22,513)
     (Increase) decrease in other current assets...............         (2,327)           (2,548)          (2,497)          1,838
     Increase (decrease) in accounts payable,
       accrued interest and accrued expenses...................        (17,478)            4,870          (19,466)         (3,316)
     Other assets and liabilities..............................         (1,017)              (38)          (6,722)           (572)
                                                                  ----------------------------------  ------------------------------
   Net cash provided by (used in) operating activities.........         57,586            33,107          102,817          45,465
                                                                  ----------------------------------  ------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - well servicing.......................        (16,418)           (9,093)         (28,312)        (17,095)
   Capital expenditures - contract drilling....................         (2,923)           (4,041)         (11,077)         (7,174)
   Capital expenditures - other................................         (2,412)           (3,942)          (5,539)         (6,092)
   Proceeds from sale of fixed assets..........................            239               850            3,655             952
   Acquisitions - well servicing...............................         (6,002)           (1,700)          (8,675)         (1,700)
   Acquisitions - contract drilling............................              -              (800)               -            (800)
                                                                  ----------------------------------  ------------------------------
   Net cash provided by (used in) investing activities.........        (27,516)          (18,726)         (49,948)        (31,909)
                                                                  ----------------------------------  ------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt.................................       (118,441)          (13,812)        (184,931)       (122,597)
   Repayment of capital lease obligations......................         (2,544)           (2,559)          (4,999)         (4,349)
   Borrowings under line-of-credit.............................         53,000                 -           99,000           4,000
   Proceeds from equity offering, net of expenses..............         42,590                 -           42,590               -
   Proceeds from exercise of warrants..........................              -               265                -             265
   Proceeds from exercise of stock options.....................          1,079             1,024            1,620           1,357
   Other.......................................................            (89)              (15)             (89)           (186)
                                                                  ----------------------------------  ------------------------------
   Net cash provided by (used in) financing activities.........        (24,405)          (15,097)         (46,809)       (121,510)
                                                                  ----------------------------------  ------------------------------
   Effect of exchange rate changes on cash.....................           (192)                -             (192)              -
                                                                  ----------------------------------  ------------------------------
   Net increase (decrease) in cash and cash equivalents........          5,473              (716)           5,868        (107,954)
   Cash and cash equivalents at beginning of period............          2,493             2,635            2,098         109,873
                                                                  ----------------------------------  ------------------------------
   Cash and cash equivalents at end of period..................      $   7,966          $  1,919        $   7,966       $   1,919
                                                                  ==================================  ==============================

          SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                     KEY ENERGY SERVICES, INC.
                       UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                                               THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                   DECEMBER 31,                  DECEMBER 31,
                                                                              2001             2000          2001            2000
                                                                           --------------------------------------------------------
                                                                                                 (THOUSANDS)

NET INCOME (LOSS).......................................................   $ 19,459          $11,162      $ 48,635         $19,869

OTHER COMPREHENSIVE INCOME (LOSS):
   Derivative transition adjustment (see Note 7)........................          -                -             -            (778)
   Oil and natural gas derivatives adjustment, net of tax (see Note 7)..        180              (52)          357             (52)
   Amortization of oil and natural gas derivatives, net of tax  (see
     Note 7)............................................................       (154)             146          (188)            292
   Foreign currency translation gain (loss), net of tax (see Note 10)...    (24,202)               -       (24,224)              4
                                                                           --------------------------  ----------------------------

COMPREHENSIVE INCOME (LOSS).............................................   $ (4,717)         $11,256      $ 24,580         $19,335
                                                                           ==========================  ============================

          SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                        KEY ENERGY SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company" or "Key") and its wholly-owned subsidiaries as of December 31, 2001 and for the three and six month periods ended December 31, 2001 and 2000 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and six month periods ended December 31, 2001 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the three and six month periods ended December 31, 2000 to conform to the presentation for the three and six month periods ended December 31, 2001. The reclassifications consist primarily of reclassifying oil and natural gas production revenues and expenses. Oil and natural gas production revenues and related expenses have been reclassified to other revenues and other expenses because the Company does not believe this business segment is material to the Company's consolidated financial statements.

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

                                     KEY ENERGY SERVICES, INC.
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    DECEMBER 31, 2001 AND 2000



                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                DECEMBER 31,                    DECEMBER 31,
                                                             2001          2000             2001           2000
                                                         ---------------------------     ---------------------------
                                                           (THOUSANDS, EXCEPT PER          (THOUSANDS, EXCEPT PER
                                                                 SHARE DATA)                     SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
   Net income (loss) before extraordinary gain (loss).    $ 17,368       $ 11,094         $ 46,364      $ 18,604
   Extraordinary gain (loss), net of tax..............       2,091             68            2,271         1,265
                                                         ---------------------------     ---------------------------
   Net income (loss)..................................    $ 19,459       $ 11,162         $ 48,635      $ 19,869
                                                         ===========================     ===========================

DENOMINATOR
   Weighted average common shares outstanding.........     103,115         97,534          102,421        97,207
                                                         ---------------------------     ---------------------------

BASIC EPS:
   Before extraordinary gain (loss)...................    $   0.17       $   0.11         $   0.45      $   0.19
   Extraordinary gain (loss), net of tax..............        0.02              -             0.02          0.01
                                                         ---------------------------     ---------------------------
   After extraordinary gain (loss)....................    $   0.19       $   0.11         $   0.47      $   0.20
                                                         ===========================     ===========================

DILUTED EPS COMPUTATION:
NUMERATOR
   Net income (loss) before extraordinary gain (loss).    $ 17,368       $ 11,094         $ 46,364      $ 18,604
   Effect of dilutive convertible securities, tax
     effected.........................................           -              4                -            26
   Extraordinary gain (loss), net of tax..............       2,091             68            2,271         1,265
                                                         ---------------------------     ---------------------------
   Net income (loss)..................................    $ 19,459       $ 11,166         $ 48,635      $ 19,895
                                                         ===========================     ===========================

DENOMINATOR
   Weighted average common shares outstanding.........     103,115         97,534          102,421        97,207
   Warrants...........................................         526             80              552            91
   Stock options......................................       1,170          2,882            1,384         3,003
   7% Convertible Debentures..........................           -              -                -            35
                                                         ---------------------------     ---------------------------
                                                           104,811        100,496          104,357       100,336
                                                         ---------------------------     ---------------------------

DILUTED EPS:
   Before extraordinary gain (loss)...................    $   0.17       $   0.11         $   0.44      $   0.19
   Extraordinary gain (loss), net of tax..............        0.02              -             0.02          0.01
                                                         ---------------------------     ---------------------------
   After extraordinary gain (loss)....................    $   0.19       $   0.11         $   0.46      $   0.20
                                                         ===========================     ===========================


The diluted earnings per share calculation (i) for the three month period ended December 31, 2001 excludes the effects of 3,588,000 stock options and (ii) for the six month period ended December 31, 2000 excludes the effects of 1,463,000 stock options. Both calculations exclude the effects of the conversion of the Company's 5% Convertible Subordinated Notes. The effects of such options and convertible notes on earnings per share would be anti-dilutive.

The diluted earnings per share calculation for the three and six month periods ended December 31, 2000 excludes the effects of 1,175,000 stock options and the effects of the conversion of the Company's 5% Convertible Subordinated Notes because the effects of such options and convertible notes on earnings per share would be anti-dilutive.

                        KEY ENERGY SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000


3. STOCKHOLDERS' EQUITY

EQUITY OFFERING

On December 19, 2001, the Company closed an "at-the-market" public offering of 5,400,000 shares of common stock, yielding net proceeds to the Company of approximately $43.2 million or $8.00 per share (the "Equity Offering"). Net proceeds from the Equity Offering of approximately $42.6 million were used to temporarily reduce amounts outstanding under the Company's revolving line of credit. The net proceeds of the Equity Offering were ultimiately used in January, 2002 to redeem a portion of the Company's 14% Senior Subordinated Notes fully utilizing the Company's equity "claw-back" rights for up to 35% of the original $150 million in issue.

4. COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

5. INDUSTRY SEGMENT INFORMATION

The Company's reportable business segments are well servicing and contract drilling. Oil and natural gas production operations were previously separately presented as a reportable business segment and are now included in "corporate/other".

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

                                         KEY ENERGY SERVICES, INC.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        DECEMBER 31, 2001 AND 2000



                                                               WELL         CONTRACT     CORPORATE
                                                             SERVICING      DRILLING       /OTHER         TOTAL
                                                             ---------      --------       ------         -----
                                                                                 (THOUSANDS)
THREE MONTHS ENDED DECEMBER 31, 2001
   Operating revenues ..................................      $186,338       $25,654      $  1,345     $  213,337
   Operating profit ....................................        69,246         8,314           195         77,755
   Depreciation, depletion and amortization ............        16,470         2,204         1,050         19,724
   Interest expense ....................................           405             -        10,692         11,097
   Net income (loss) before extraordinary gain (loss)* .        26,546         2,555       (11,733)        17,368
   Identifiable assets .................................       673,162        94,693       255,281      1,023,136
   Capital expenditures (excluding acquisitions) .......        16,418         2,923         2,412         21,753

THREE MONTHS ENDED DECEMBER 31, 2000
   Operating revenues ..................................      $178,650       $24,178      $  1,083     $  203,911
   Operating profit ....................................        60,527         5,818           418         66,763
   Depreciation, depletion and amortization ............        15,261         1,890           995         18,146
   Interest expense ....................................           446             -        14,135         14,581
   Net income (loss) before extraordinary gain (loss)* .        24,720         1,208       (14,834)        11,094
   Identifiable assets .................................       639,979        91,066       233,019        964,064
   Capital expenditures (excluding acquisitions) .......         9,093         4,041         3,942         17,076


*Net income (loss) includes general and administrative expenses allocated on a percentage of revenue basis.





Operating revenues for the Company's foreign operations for the three months ended December 31, 2001 and 2000 were $11.9 million and $13.3 million, respectively. Operating profits for the Company's foreign operations for the three months ended December 31, 2001 and 2000 were $2.1 million and $3.2 million, respectively. The Company had $56.1 million and $75.3 million of identifiable assets as of December 31, 2001 and 2000, respectively, related to foreign operations.

                                          KEY ENERGY SERVICES, INC.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 2001 AND 2000



                                                            WELL         CONTRACT     CORPORATE
                                                          SERVICING      DRILLING       /OTHER         TOTAL
                                                          ---------      --------       ------         -----
                                                                                 (THOUSANDS)
SIX MONTHS ENDED DECEMBER 31, 2001
  Operating revenues ................................      $398,839       $59,290      $  4,445     $  462,574
  Operating profit ..................................       148,967        20,762         2,110        171,839
  Depreciation, depletion and amortization ..........        31,027         4,584         1,982         37,593
  Interest expense ..................................           953             -        22,093         23,046
  Net income (loss) before extraordinary gain (loss)*        61,091         7,863       (22,590)        46,364
  Identifiable assets ...............................       673,162        94,693       255,281      1,023,136
  Capital expenditures (excluding acquisitions) .....        28,312        11,077         5,539         44,928

SIX MONTHS ENDED DECEMBER 31, 2000
  Operating revenues ................................      $345,215       $46,323      $  4,052     $  395,590
  Operating profit ..................................       115,406        10,505         2,064        127,975
  Depreciation, depletion and amortization ..........        30,950         3,696         1,811         36,457
  Interest expense ..................................         1,103             -        29,589         30,692
  Net income (loss) before extraordinary gain (loss)*        46,499         1,861       (29,756)        18,604
  Identifiable assets ...............................       639,979        91,066       233,019        964,064
  Capital expenditures (excluding acquisitions) .....        17,095         7,174         6,092         30,361


*Net income (loss) includes general and administrative expenses allocated on a percentage of revenue basis.





Operating revenues for the Company's foreign operations for the six months ended December 31, 2001 and 2000 were $23.9 million and $26.5 million, respectively. Operating profits for the Company's foreign operations for the six months ended December 31, 2001 and 2000 were $4.7 million and $6.2 million, respectively. The Company had $56.1 million and $75.3 million of identifiable assets as of December 31, 2001 and 2000, respectively, related to foreign operations.

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

7. DERIVATIVE INSTRUMENTS

The Company utilizes derivative financial instruments to manage well-defined commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counter-

                        KEY ENERGY SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000

parties to its commodity hedges. The Company only deals with reputable financial institutions as counter-parties and anticipates that such counter-parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counter-parties.

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

Prior to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), as amended by SFAS No. 137 and 138, these collars were accounted for as cash flow type hedges. Accordingly, the July 1, 2000 transition adjustment resulted in recording a $778,000 liability for the fair value of the collars to accumulated other comprehensive income. Approximately $97,000 of the transition adjustment was recognized in earnings during the three months ended December 31, 2001. The unamortized balance of the transition adjustment, approximately $64,000, will be recognized in earnings over the next three months. As of July 1, 2001, the Company has documented the May 25, 2001 options as cash flow hedges. During the quarter ended December 31, 2001, the Company recorded a net decrease in net derivative assets of approximately $105,000, which included an earnings charge of approximately $392,000 from ineffectiveness.

EMBEDDED DERIVATIVES. The Company is party to a volumetric production payment of which certain terms meet the definition of an embedded derivative under SFAS No.
133. Effective July 1, 2000, the Company has determined and documented that the production payment is excluded from the scope of SFAS No. 133 under the normal purchases/sales exclusion as set forth in SFAS 138.

                        KEY ENERGY SERVICES, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2001 AND 2000

8. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company's senior notes are guaranteed by all of the Company's subsidiaries (except for the foreign subsidiaries), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered. The information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

                                       KEY ENERGY SERVICES, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      DECEMBER 31, 2001 and 2000

                                   CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                DECEMBER 31, 2001
                                      -----------------------------------------------------------------------
                                                                     NON-
                                      PARENT       GUARANTOR      GUARANTOR
                                     COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                   ----------    ------------    -------------    ------------   ------------
                                                                      (THOUSANDS)
Assets:
  Current assets ..............    $   13,689     $  145,963      $   20,422       $      --      $  180,074
  Net property and equipment...        25,716        739,181          35,605              --         800,502
  Goodwill, net ...............         3,502        188,389           1,326              --         193,217
  Deferred costs, net .........        14,257             --              --              --          14,257
  Intercompany receivables ....       578,459             --              --        (578,459)             --
  Other assets ................        21,470          6,772              61              --          28,303
                                   ----------     ----------      ----------       ---------      ----------
Total assets ..................    $  657,093     $1,080,305      $   57,414       $(578,459)     $1,216,353
                                   ==========     ==========      ==========       =========      ==========
Liabilities and equity:
  Current liabilities .........    $   31,603     $   52,910      $    7,592       $      --      $   92,105
  Long-term debt ..............       379,269             --              --              --         379,269
  Capital lease obligations....           352         15,875              --              --          16,227
  Intercompany payables .......            --        538,818          39,641        (578,459)             --
  Deferred tax liability ......       151,305             --              --              --         151,305
  Other long-term liabilities..         9,716         11,641              --              --          21,357
  Stockholders' equity ........        84,848        461,061          10,181              --         556,090
                                   ----------     ----------      ----------       ---------      ----------
Total liabilities and
  stockholders' equity.........    $  657,093     $1,080,305      $   57,414       $(578,459)     $1,216,353
                                   ==========     ==========      ==========       =========      ==========


                                                                     JUNE 30, 2001
                                      -----------------------------------------------------------------------
                                                                     NON-
                                      PARENT       GUARANTOR      GUARANTOR
                                     COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                   ----------    ------------    -------------    ------------   ------------
                                                                      (THOUSANDS)
Assets:
  Current assets ..............    $   10,680     $  165,653      $   29,817       $      --      $  206,150
  Net property and equipment...        21,418        717,989          54,309              --         793,716
  Goodwill, net ...............         3,374        184,379           2,122              --         189,875
  Deferred costs, net .........        17,624             --              --              --          17,624
  Intercompany receivables ....       664,592             --              --        (664,592)             --
  Other assets ................        15,303          5,616              --              --          20,919
                                   ----------     ----------      ----------       ---------      ----------
Total assets ..................    $  732,991     $1,073,637      $   86,248       $(664,592)     $1,228,284
                                   ==========     ==========      ==========       =========      ==========
Liabilities and equity:
  Current liabilities .........    $   35,671     $   64,679      $   15,203       $      --      $  115,553
  Long-term debt ..............       470,578            --               --              --         470,578
  Capital lease obligations ...            90         15,331             (38)             --          15,383
  Intercompany payables .......          --          608,764          55,828        (664,592)             --
  Deferred tax liability ......       127,400            --               --              --         127,400
  Other long-term liabilities..         8,240         14,252              --              --          22,492
  Stockholders' equity ........        91,012        370,611          15,255              --         476,878
                                   ----------     ----------      ----------       ---------      ----------
Total liabilities and
  stockholders' equity ........    $  732,991     $1,073,637      $   86,248       $(664,592)     $1,228,284
                                   ==========     ==========      ==========       =========      ==========

                                       KEY ENERGY SERVICES, INC.
                             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      DECEMBER 31, 2001 and 2000


                              CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED DECEMBER 31, 2001
                                      -----------------------------------------------------------------------
                                                                             NON-
                                             PARENT       GUARANTOR       GUARANTOR
                                             COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                             --------    ------------    ------------     ------------   ------------
                                                                           (THOUSANDS)
Revenues..................................   $    329       $201,119         $11,889            $  -        $213,337
Costs and expenses:
  Direct expenses.........................          -        125,799           9,783               -         135,582
  Depreciation, depletion and
    amortization..........................        429         18,283           1,012               -          19,724
  General and administrative..............      5,137         10,854             764               -          16,755
  Interest................................     10,692            136             269               -          11,097
  Argentine foreign currency
  transaction loss........................          -              -           1,844               -           1,844
  Other expenses..........................          -             64               -               -              64
                                             --------       --------         -------            ----        --------
Total costs and expenses..................     16,258        155,136          13,672               -         185,066
                                             --------       --------         -------            ----        --------
Income (loss) before income taxes.........    (15,929)        45,983          (1,783)              -          28,271
Income tax (expense) benefit..............      6,145        (17,736)            688               -         (10,903)
                                             --------       --------         -------            ----        --------
Income (loss) before extraordinary items..     (9,784)        28,247          (1,095)              -          17,368
Extraordinary items, net of tax...........      2,091              -               -               -           2,091
                                             --------       --------         -------            ----        --------
Net income (loss).........................   $ (7,693)      $ 28,247         $(1,095)           $  -        $ 19,459
                                             ========       ========         =======            ====        ========


                                                          THREE MONTHS ENDED DECEMBER 31, 2000
                                      -----------------------------------------------------------------------
                                                                             NON-
                                             PARENT       GUARANTOR       GUARANTOR
                                             COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
                                             --------    ------------    -------------    ------------   ------------
                                                                          (THOUSANDS)
Revenues..................................   $    195       $190,404         $13,312            $  -        $203,911
Costs and expenses:
  Direct expenses.........................          -        127,013          10,135               -         137,148
  Depreciation, depletion and
  amortization............................        474         16,653           1,019               -          18,146
  General and administrative..............      3,230         11,152             882               -          15,264
  Interest................................     14,135            389              57               -          14,581
  Other expenses..........................        311            398               -               -             709
                                             --------       --------         -------            ----        --------
Total costs and expenses..................     18,150        155,605          12,093               -         185,848
                                             --------       --------         -------            ----        --------
Income (loss) before income taxes.........    (17,955)        34,799           1,219               -          18,063
Income tax (expense) benefit..............      6,927        (13,426)           (470)              -          (6,969)
                                             --------       --------         -------            ----        --------
Income (loss) before
  extraordinary items.....................    (11,028)        21,373             749               -          11,094
Extraordinary items, net of tax...........         68              -               -               -              68
                                             --------       --------         -------            ----        --------
Net income (loss).........................   $(10,960)      $ 21,373         $   749            $  -        $ 11,162
                                             ========       ========         =======            ====        ========

                                            KEY ENERGY SERVICES, INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 2001 AND 2000



                                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                            SIX MONTHS ENDED DECEMBER 31, 2001
                                    -------------------------------------------------------------------------------
                                                                         NON-
                                        PARENT        GUARANTOR       GUARANTOR
                                        COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                    -------------- ---------------  -------------- --------------- ----------------
                                                                     (THOUSANDS)

Revenues...........................    $    822         $437,760        $23,992          $ -            $462,574
Costs and expenses:
    Direct expenses................           -          271,449         19,286            -             290,735
    Depreciation, depletion and
    amortization...................         740           34,791          2,062            -              37,593
    General and administrative.....      10,465           22,606          1,568            -              34,639
    Interest.......................      22,093              341            612            -              23,046
    Argentine foreign currency
    transaction loss...............           -                -          1,844            -               1,844
    Other expenses.................           -              308              -            -                 308
                                    -------------- ---------------  -------------- --------------- ----------------
Total costs and expenses...........      33,298          329,495         25,372            -             388,165
                                    -------------- ---------------  -------------- --------------- ----------------
Income (loss) before income taxes..     (32,476)         108,265         (1,380)           -              74,409
Income tax (expense) benefit.......      12,292          (40,784)           537            -             (28,045)
                                    -------------- ---------------  -------------- --------------- ----------------
Income (loss) before                    (20,184)          67,391           (843)           -              46,364
  extraordinary items..............
Extraordinary items, net of tax....       2,271                -              -            -               2,271
                                    -------------- ---------------  -------------- --------------- ----------------
Net income (loss)..................    $(17,913)        $ 67,391        $  (843)         $ -            $ 48,635
                                    ============== ===============  ============== =============== ================


                                                            SIX MONTHS ENDED DECEMBER 31, 2000
                                    -------------------------------------------------------------------------------
                                                                         NON-
                                        PARENT        GUARANTOR       GUARANTOR
                                        COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                    -------------- ---------------  -------------- --------------- ----------------
                                                                    (THOUSANDS)

Revenues...........................    $  1,574         $367,477        $26,539          $ -            $395,590
Costs and expenses:
    Direct expenses................           -          247,299         20,316            -             267,615
    Depreciation, depletion and
    amortization...................         778           33,695          1,984            -              36,457
    General and administrative.....       6,985           20,932          1,714            -              29,631
    Interest.......................      29,589              793            310            -              30,692
    Other expenses.................         311              592              -            -                 903
                                    -------------- ---------------  -------------- --------------- ----------------
Total costs and expenses...........      37,663          303,311         24,324            -             365,298
                                    -------------- ---------------  -------------- --------------- ----------------
Income (loss) before income taxes..     (36,089)          64,166          2,215            -              30,292
Income tax (expense) benefit.......      13,925          (24,759)          (854)           -             (11,688)
                                    -------------- ---------------  -------------- --------------- ----------------
Income (loss) before                    (22,164)          39,407          1,361            -              18,604
  extraordinary items..............
Extraordinary items, net of tax....       1,265                -              -            -               1,265
                                    -------------- ---------------  -------------- --------------- ----------------
Net income (loss)..................    $(20,899)        $ 39,407        $ 1,361          $ -            $ 19,869
                                    ============== ===============  ============== =============== ================

                                            KEY ENERGY SERVICES, INC.
                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                           DECEMBER 31, 2001 AND 2000


                                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS



                                                             THREE MONTHS ENDED DECEMBER 31, 2001
                                      -------------------------------------------------------------------------------
                                                                           NON-
                                          PARENT        GUARANTOR       GUARANTOR
                                          COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                      -------------- ---------------  -------------- --------------- ----------------
                                                                       (THOUSANDS)

Net cash provided by (used in)
   operating activities..............    $ 34,549         $ 21,084        $ 1,953          $ -            $ 57,586
Net cash provided by (used in)
   investing activities..............      (7,431)         (18,862)        (1,223)           -             (27,516)
Net cash provided by (used in)
   financing activities..............     (21,963)          (2,442)             -            -             (24,405)
Effect of exchange rate changes on              -                -           (192)           -                (192)
   cash..............................
                                      -------------- ---------------  -------------- --------------- ----------------
Net increase (decrease) in cash......       5,155             (220)           538            -               5,473
Cash at beginning of period..........      (2,648)           3,996          1,145            -               2,493
                                      -------------- ---------------  -------------- --------------- ----------------
Cash at end of period................    $  2,507         $  3,776        $ 1,683          $ -            $  7,966
                                      ============== ===============  ============== =============== ================


                                                             THREE MONTHS ENDED DECEMBER 31, 2001
                                      -------------------------------------------------------------------------------
                                                                           NON-
                                          PARENT        GUARANTOR       GUARANTOR
                                          COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                      -------------- ---------------  -------------- --------------- ----------------
                                                                        (THOUSANDS)

Net cash provided by (used in)
   operating activities.............     $ 20,880         $ 10,175        $ 2,052          $ -            $ 33,107
Net cash provided by (used in)
   investing activities.............       (5,933)         (10,658)        (2,135)           -             (18,726)
Net cash provided by (used in) in
   financing activities.............      (12,544)          (2,540)           (13)           -             (15,097)
                                      -------------- ---------------  -------------- --------------- ----------------
Net increase (decrease) in cash.....        2,403           (3,023)           (96)           -                (716)
Cash at beginning of period.........        5,074           (3,364)           925            -               2,635
                                      -------------- ---------------  -------------- --------------- ----------------
Cash at end of period...............     $  7,477         $ (6,387)       $   829          $ -            $  1,919
                                      ============== ===============  ============== =============== ================


                                          KEY ENERGY SERVICES, INC.
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                         DECEMBER 31, 2001 AND 2000



                               CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                            SIX MONTHS ENDED DECEMBER 31, 2001
                                      -------------------------------------------------------------------------------
                                          PARENT        GUARANTOR      NON-GUARANTOR
                                          COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                      -------------- ---------------  -------------- --------------- ----------------
                                                                      (THOUSANDS)

Net cash provided by (used in)
   operating activities..............     $ 55,161        $ 46,885        $   771          $ -            $102,817
Net cash provided by (used in)
   investing activities..............      (12,381)        (36,228)        (1,339)           -             (49,948)
Net cash provided by (used in)
   financing activities..............      (41,920)         (4,876)           (13)           -             (46,809)
Effect of exchange rate changes on               -               -           (192)           -                (192)
   cash..............................
                                      -------------- ---------------  -------------- --------------- ----------------
Net increase (decrease) in cash......          860           5,781           (773)           -               5,868
Cash at beginning of period..........        1,647          (2,005)         2,456            -               2,098
                                      -------------- ---------------  -------------- --------------- ----------------
Cash at end of period................     $  2,507        $  3,776        $ 1,683          $ -            $  7,966
                                      ============== ===============  ============== =============== ================

                                                            SIX MONTHS ENDED DECEMBER 31, 2000
                                      -------------------------------------------------------------------------------

                                          PARENT        GUARANTOR      NON-GUARANTOR
                                          COMPANY      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS     CONSOLIDATED
                                      -------------- ---------------  -------------- --------------- ----------------
                                                                      (THOUSANDS)

Net cash provided by (used in)
   operating activities..............    $  21,389        $ 19,924        $ 4,152          $ -           $  45,465
Net cash provided by (used in)
   investing activities..............       (7,906)        (20,754)        (3,249)           -             (31,909)
Net cash provided by (used in)
   financing activities..............     (117,172)         (4,311)           (27)           -            (121,510)
                                      -------------- ---------------  -------------- --------------- ----------------
Net increase (decrease) in cash......     (103,689)         (5,141)           876            -            (107,954)
Cash at beginning of period..........      111,166          (1,246)           (47)           -             109,873
                                      -------------- ---------------  -------------- --------------- ----------------
Cash at end of period................    $   7,477        $ (6,387)       $   829          $ -           $   1,919
                                      ============== ===============  ============== =============== ================


9.  GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on July 1, 2001. SFAS 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. The Company completed its

                           KEY ENERGY SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000

assessment of goodwill impairment during the three months ended December 31, 2001, as allowed by SFAS 142. The assessment did not result in an indication of goodwill impairment.

Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements. Amortization expense is calculated using the straight-line method over the period of the agreement, ranging from 3 to 5 years.

The gross carrying amount of noncompete agreements subject to amortization totaled approximately $8,863,000 and $8,099,000 at December 31, 2001 and June 30, 2001, respectively. Accumulated amortization related to these intangible assets totaled approximately $4,986,000 and $4,953,000 at December 31, 2001 and June 30, 2001, respectively. Amortization expense for the three months ended December 31, 2001 and 2000 was approximately $370,000 and $244,000, respectively. Amortization expense for the six months ended December 31, 2001 and 2000 was approximately $770,000 and $729,000. Amortization expense for the next five fiscal years is estimated to be $1,783,000, $1,054,000, $400,000, $373,000 and $267,000.

The Company has identified its reporting segments to be well servicing and contract drilling. Goodwill allocated to such reporting segments at December 31, 2001 is $178,952,000 and $14,265,000, respectively. The change in the carrying amount of goodwill for the three and six months ended December 31, 2001 of $2,238,000 and $3,144,000, respectively, relates principally to goodwill from well servicing assets acquired during the period and the translation adjustment for Argentina at December 31, 2001.

                                        KEY ENERGY SERVICES, INC.
                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       DECEMBER 31, 2001 AND 2000

The effect of the adoption of SFAS 142 on net income and earnings per share is as follows:

                                                            THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               DECEMBER 31,                    DECEMBER 31,
                                                             2001          2000             2001          2000
                                                         -------------- ------------     ------------ --------------
                                                           (THOUSANDS, EXCEPT PER          (THOUSANDS, EXCEPT PER
                                                                 SHARE DATA)                     SHARE DATA)

Reported net income (loss) before extraordinary gain
  (loss)..............................................     $17,368        $11,094          $46,364       $18,604
Add back:  goodwill amortization......................           -          2,204                -         4,655
                                                         -------------- ------------     ------------- -------------
Adjusted net income (loss) before extraordinary gain
  (loss)..............................................      17,368         13,298           46,364        23,259
Extraordinary gain (loss), net of tax.................       2,091             68            2,271         1,265
                                                         -------------- ------------     ------------- -------------
Adjusted net income (loss)............................     $19,459        $13,366          $48,635       $24,524
                                                         ============== ============     ============= =============


BASIC EARNINGS (LOSS) PER SHARE:
Reported net income (loss) before extraordinary gain
  (loss)..............................................       $0.17          $0.11            $0.45         $0.19
Add back:  goodwill amortization......................           -           0.02                -          0.05
                                                         -------------- ------------     ------------- -------------
Adjusted net income (loss) before extraordinary gain
  (loss)..............................................       $0.17          $0.13            $0.45         $0.24
Extraordinary gain (loss), net of tax.................        0.02              -             0.02          0.01
                                                         -------------- ------------     ------------- -------------
Adjusted net income (loss)............................       $0.19          $0.13            $0.47         $0.25
                                                         ============== ============     ============= =============


DILUTED EARNINGS (LOSS) PER SHARE:
Reported net income (loss) before extraordinary gain
  (loss)..............................................       $0.17          $0.11            $0.45         $0.19
Add back:  goodwill amortization......................           -           0.02                -          0.05
                                                         -------------- ------------     ------------- -------------
Adjusted net income (loss) before extraordinary gain
  (loss)..............................................       $0.17          $0.13            $0.45         $0.24
Extraordinary gain (loss), net of tax.................        0.02              -             0.02          0.01
                                                         -------------- ------------     ------------- -------------
Adjusted net income (loss)............................       $0.19          $0.13            $0.47         $0.25
                                                         ============== ============     ============= =============


10.  ARGENTINA FOREIGN CURRENCY TRANSACTION LOSS

The local currency is the functional currency for all of the Company's foreign operations (Argentina and Canada). The cumulative translation gains and losses, resulting from translating each foreign subsidiary's financial statements from the functional currency to U.S. dollars are included in other comprehensive income and accumulated in stockholders' equity until a partial or complete sale or liquidation of the Company's net investment in the foreign entity.

Since 1991, the Argentine peso has been tied to the U.S. dollar at a conversion ratio of 1:1. However, in December 2001, the Government of Argentina announced an exchange holiday and, as a result, Argentine pesos could not be exchanged into other currencies at December 31, 2001. On

                           KEY ENERGY SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000


January 5 and 6, 2002, the Argentine Congress and Senate gave the President of Argentina emergency powers and the ability to suspend the law that created the fixed conversion ratio of 1:1. The Government subsequently announced the creation of a dual currency system in which certain qualifying transactions will be settled at an expected fixed conversion ratio of 1.4:1 while all other transactions will be settled using a free floating market conversion ratio. Under existing guidance, dividends would not receive the fixed conversion ratio. On January 11, 2002, the exchange holiday was lifted, making it possible again to buy and sell Argentine pesos. Banks were legally allowed to exchange currencies, but transactions were limited and generally took place at exchange houses. These transactions were conducted primarily by individuals as opposed to commercial transactions, and occurred at free conversion ratios ranging between 1.6:1 and 1.7:1.

Due to the events described above, which resulted in the temporary lack of exchangeability of the two currencies at December 31, 2001, the Company has translated the assets and liabilities of its Argentine subsidiary at December 31, 2001 using a conversion ratio of 1.6:1, which management believes is indicative of the free floating conversion ratio when the currency market re-opened on January 11, 2002. As a result, a foreign currency translation loss of approximately $24.2 million is included in other comprehensive income, a component of stockholders' equity, in the accompanying December 31, 2001 consolidated balance sheet. Since the 1:1 conversion ratio was in existence prior to December 2001, income statement and cash flows information has been translated using the historical 1:1 conversion ratio.

Additionally, the Argentine government has indicated that as part of its monetary policy changes, it will re-denominate certain consumer loans from U.S. dollar-denominated to Argentine peso-denominated. As a result, the Company recorded a foreign currency transaction loss of $1.8 million in the three months ended December 31, 2001 related to accounts receivable subject to certain U.S. dollar-denominated contracts held by its Argentine subsidiary which are subject to re-denomination. These receivables are subject to additional negotiation with the Company's customers which may result in recovery of a portion of this loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                   NOTE REGARDING FORWARD - LOOKING STATEMENTS

The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Future events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

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

     - the existence of operating risks inherent in well servicing, contract drilling and ancillary oilfield services; and

     - general economic conditions, the existence of regulatory uncertainties, the possibility of political or currency instability in any of the countries in which the Company does business, in addition to the other matters discussed herein.

The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                              RESULTS OF OPERATIONS

As the more detailed discussions below illustrate, the Company's revenues, net income and cash flow for the six months ended December 31, 2001 were at levels significantly higher than for the same period in fiscal 2001. As oil and natural gas prices have weakened, activity levels in both the well servicing and drilling segments have declined as reflected in our second quarter results. Results for the remainder of fiscal 2002 will clearly be influenced by the demand for and pricing of natural gas and oil.

THREE MONTHS ENDED DECEMBER 31, 2001 VERSUS THREE MONTHS ENDED DECEMBER 31, 2000

The Company's revenue for the three months ended December 31, 2001 increased $9,426,000, or 4.6%, to $213,337,000 from $203,911,000 for the three months ended December 31, 2000. The increase in the current period reflects improved rates despite lower activity levels. The Company's net income for the second quarter of fiscal 2002 totaled $19,459,000, or $0.19 per dilutive share, versus a net income of $11,162,000, or $0.11 per dilutive share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues for the three months ended December 31, 2001 increased $7,688,000, or 4.3%, to $186,338,000 from $178,650,000 for the three months ended December 31, 2000. The increase in revenues was primarily due to higher rig and fluid hauling rates despite lower activity levels.

CONTRACT DRILLING. Contract drilling revenues for the three months ended December 31, 2001 increased $1,476,000, or 6.1%, to $25,654,000 from $24,178,000 for the three months ended December 31, 2000. The increase in revenues was primarily due to higher rig rates despite lower activity levels.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses for the three months ended December 31, 2001 decreased $1,031,000, or 0.87%, to $117,092,000 from $118,123,000 for the three months ended December 31, 2000. The decrease was primarily due to marginally lower levels of activity. Well servicing expenses, as a percentage of well servicing revenue, decreased to 62.8% for the three months ended December 31, 2001 from 66.1% for the three months ended December 31, 2000.

CONTRACT DRILLING. Contract drilling expenses for the three months ended December 31, 2001 decreased $1,020,000, or 5.6%, to $17,340,000 from $18,360,000 for the three months ended December 31, 2000. The decrease was primarily due to lower levels of activity. Contract drilling expenses, as a percentage of contract drilling revenues, decreased to 67.6% for the three months ended December 31, 2001 from 75.9% for the three months ended December 31, 2000.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the three months ended December 31, 2001 increased $1,578,000, or 8.7%, to $19,724,000 from $18,146,000 for the three months ended December 31, 2000. The increase is due to recent acquisitions and increased capital expenditures during the past twelve months as the Company continued major refurbishments of well servicing and contract drilling equipment partially offset by discontinued amortization of goodwill because of the Company's adoption of SFAS 142.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the three months ended December 31, 2001 increased $1,491,000, or 9.8%, to $16,755,000 from $15,264,000 for the three months ended December 31, 2000. The increase was due to higher administrative costs related to growth of the Company's operations and reflects additional resources in technology and internal control functions. General and administrative expenses, as a percentage of revenues, increased to 7.9% for the three months ended December 31, 2001 from 7.5% for the three months ended December 31, 2000.

INTEREST EXPENSE

The Company's interest expense for the three months ended December 31, 2001 decreased $3,484,000, or 23.9%, to $11,097,000, from $14,581,000 for the three months ended December 31, 2000. The decrease was primarily due to a significant reduction in the Company's long-term debt using operating cash flow, and to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $654,000 and $822,000 for the three months ended December 31, 2001 and 2000, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense for the three months ended December 31, 2001 decreased $645,000, or 91%, to $64,000 from $709,000 for the three months ended December 31, 2000. The Company continues to carefully monitor credit risk associated with our customers.

FOREIGN CURRENCY TRANSACTION LOSS

During the three months ended December 31, 2001, the Company recorded an Argentine foreign currency transaction loss of approximately $1,844,000 related to dollar-denominated receivables resulting from the recent devaluation of Argentina's currency.

EXTRAORDINARY GAIN

During the three months ended December 31, 2001, the Company retired $61,581,000 of its long-term debt, and expensed the related unamortized debt issuance costs which resulted in a net after-tax extraordinary gain of $2,091,000. During the three months ended December 31, 2000, the Company retired $3,000,000 of its long-term debt, and expensed the related unamortized debt issuance costs which resulted in a net after-tax extraordinary gain of $68,000.

INCOME TAXES

The Company's income tax expense for the three months ended December 31, 2001 increased $3,934,000 to an expense of $10,903,000 from an expense of $6,969,000 for the three months ended December 31, 2000. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the three months ended December 31, 2001 and

December 31, 2000 was approximately 38%. The effective tax rates vary from the statutory rate of 35% because of the disallowance of certain goodwill amortization (for the three months ended December 31, 2000), and other non-deductible expenses and the effects of state and local taxes.

SIX MONTHS ENDED DECEMBER 31, 2001 VERSUS SIX MONTHS ENDED DECEMBER 31, 2000

The Company's revenue for the six months ended December 31, 2001 increased $66,984,000, or 16.9%, to $462,574,000 from $395,590,000 for the six months ended December 31, 2000. The increase in the current period reflects higher activity levels and improved rates. The Company's net income for the first six months of fiscal 2002 totaled $48,635,000, or $0.46 per dilutive share, versus a net income of $19,869,000, or $0.20 per dilutive share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues for the six months ended December 31, 2001 increased $53,624,000, or 15.5%, to $398,839,000 from $345,215,000 for the six months ended December 31, 2000. The increase in revenues was primarily due to higher levels of activity and higher rig and fluid hauling rates.

CONTRACT DRILLING. Contract drilling revenues for the six months ended December 31, 2001 increased $12,967,000, or 28.0%, to $59,290,000 from $46,323,000 for the six months ended December 31, 2000. The increase in revenues was primarily due to higher rig rates despite lower activity levels.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses for the six months ended December 31, 2001 increased $20,063,000, or 8.7%, to $249,872,000 from $229,809,000 for the six months ended December 31, 2000. The increase was primarily due to a higher level of activity and increased wages. Well servicing expenses, as a percentage of well servicing revenue, decreased to 62.6% for the six months ended December 31, 2001 from 66.6% for the six months ended December 31, 2000.

CONTRACT DRILLING. Contract drilling expenses for the six months ended December 31, 2001 increased $2,710,000, or 7.6%, to $38,528,000 from $35,818,000 for the six months ended December 31, 2000. The increase was primarily due to higher wages. Contract drilling expenses, as a percentage of contract drilling revenues, decreased to 65.0% for the six months ended December 31, 2001 from 77.3% for the six months ended December 31, 2000.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the six months ended December 31, 2001 increased $1,136,000, or 3.1%, to $37,593,000 from $36,457,000 for the six months ended December 31, 2000. The increase is due to recent acquisitions and increased capital expenditures during the past twelve months as the Company continued major refurbishments of well servicing and contract drilling equipment partially offset by discontinued amortization of goodwill because of the Company's adoption of SFAS 142.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the six months ended December 31, 2001 increased $5,008,000, or 16.9%, to $34,639,000 from
$29,631,000 for the six months ended December 31, 2000. The increase was due to higher administrative costs related to growth of the Company's operations and reflects additional resources in technology and internal control functions. General and administrative expenses, as a percentage of revenues, remained constant at 7.5% for the six months ended December 31, 2001 and December 31, 2000.

INTEREST EXPENSE

The Company's interest expense for the six months ended December 31, 2001 decreased $7,646,000, or 24.9%, to $23,046,000, from $30,692,000 for the six months ended December 31, 2000. The decrease was primarily due to a significant reduction in the Company's long-term debt using operating cash flow, and to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $1,393,000 and $2,044,000 for the six months ended December 31, 2001 and 2000, respectively.

BAD DEBT EXPENSE

The Company's bad debt expense for the six months ended December 31, 2001 decreased $595,000, or 65.9%, to $308,000 from $903,000 for the six months ended December 31, 2000. The Company continues to carefully monitor credit risk associated with our customers.

FOREIGN CURRENCY TRANSACTION LOSS

During the six months ended December 31, 2001, the Company recorded an Argentine foreign currency transaction loss of approximately $1,844,000 related to dollar-denominated receivables resulting from the recent devaluation of Argentina's currency.

EXTRAORDINARY GAIN

During the six months ended December 31, 2001, the Company retired $114,858,000 of its long-term debt, and expensed the related unamortized debt issuance costs which resulted in a net after-tax extraordinary gain of $2,271,000. During the six months ended December 31, 2000, the Company retired $81,544,000 of its long-term debt, and expensed the related unamortized debt issuance costs which resulted in a net after-tax extraordinary gain of $1,265,000.

INCOME TAXES

The Company's income tax expense for the six months ended December 31, 2001 increased $16,357,000 to an expense of $28,045,000 from a expense of $11,688,000 for the six months ended December 31, 2000. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the six months ended December 31, 2001 and December 31, 2000 was 38% and 39%, respectively. The effective tax rates vary from the statutory rate of 35% because of the disallowance of certain goodwill amortization (for the six months ended December 31, 2000), and other non-deductible expenses and the effects of state and local taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements using cash flow from operations, bank borrowings and the issuance of equity and long-term debt. The Company believes that the current reserves of cash and cash equivalents, access to our existing credit lines, access to capital markets and internally generated cash flow from operations are and will be sufficient to finance the cash requirements of our current and future operations.

CAPITAL EXPENDITURES

Capital expenditures for fiscal 2002 have been and will be directed toward selectively refurbishing our assets as business conditions warrant. The Company will continue to evaluate opportunities to acquire or divest assets or businesses to enhance the Company's primary operations. Such capital expenditures, acquisitions and divestitures are at the discretion of the Company and will depend on management's view of market conditions as well as other factors.

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of December 31, 2001, the Company had a senior credit facility (the "Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $100,000,000 revolving loan facility. In addition, up to $20,000,000 of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. The commitment to make revolving loans will reduce to $75,000,000 on September 14, 2002. The revolving loan commitment will terminate on September 14, 2003, and all revolving loans must be paid on or before that date. As of December 31, 2001, approximately $25,000,000 was drawn under the revolving loan facility and approximately $12,000,000 of letters of credit related to workman's compensation insurance were outstanding. The Company drew down approximately $43 million on January 14, 2002 in order to redeem the 14% Senior Subordinated Notes.

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

14% SENIOR SUBORDINATED NOTES

On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase (as subsequently adjusted) 2,173,433 shares of the Company's Common Stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. ("Dawson"). The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the Dawson 9 3/8% Senior Notes and the 8 3/8% Senior Notes. The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. At December 31, 2001, $132,903,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. As of December 31, 2001, 63,500 Unit Warrants had been exercised leaving 86,500 Unit Warrants outstanding.

On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company may redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes with the proceeds of certain sales of equity at 114% of par plus accrued interest. On January 14, 2002 the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest, leaving $97,500,000 principal amount outstanding as of January 15, 2002. This transaction resulted in an extraordinary loss before taxes of approximately $8,468,000.

5% CONVERTIBLE SUBORDINATED NOTES

In late September and early October 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes, the Dawson 9 3/8% Senior Notes, and the 8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the

Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. During the quarter ended December 31, 2001, the Company repurchased (and canceled) $61,581,000 principal amount of the 5% Convertible Subordinated Notes, leaving $50,352,000 principal amount of the 5% Convertible Subordinated Notes outstanding at December 31, 2001.

CRITICAL ACCOUNTING POLICIES

The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company's Annual Report on Form 10-K.

Certain of the policies require management to make significant and subjective estimates which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding the fair value of the Company's reporting units in assessing potential impairment of goodwill. In addition, the Company makes estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

In assessing impairment of goodwill, the Company has used estimates and assumptions in estimating the fair value of its reporting units. Actual future results could be different than the estimates and assumptions used. Events or circumstances which might lead to an indication of impairment of goodwill would include, but might not be limited to, prolonged decreases in expectations of long-term well servicing and/or drilling activity or rates brought about by prolonged decreases in oil or natural gas prices, changes in government regulation of the oil and natural gas industry or other events which could affect the level of activity of exploration and production companies.

In assessing impairment of long-lived assets other than goodwill where there has been a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from use of the asset based on actual historical results and expectations about future economic circumstances including oil and natural gas prices and operating costs. The estimate of future net cash flows from use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the Company's performance.

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements and SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged, and SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently assessing the impact of these standards on its consolidated financial statements.


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

                               INTEREST RATE RISK

At December 31, 2001, the Company had long-term debt and capital lease obligations outstanding of $403,711,000. Of this amount $354,634,000 or 88%, bears interest at fixed rates as follows:

                                                                                   BALANCE AT DECEMBER 31,
                                                                                            2001
                                                                                  --------------------------
                                                                                         (THOUSANDS)
8 3/8% Senior Notes Due 2008.....................................................         $175,000
14% Senior Subordinated Notes Due 2009...........................................          128,263
5% Convertible Subordinated Notes Due 2004.......................................           50,352
Other (rates generally ranging from 8.0% to 8.5%)................................            1,019
                                                                                  --------------------------
                                                                                          $354,634
                                                                                  ==========================

The remaining $49,077,000 of long-term debt and capital lease obligations outstanding as of December 31, 2001 bears interest at floating rates which averaged approximately 5.9% at December 31, 2001. A 10% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2001 would equal approximately 59 basis points. Such an increase in interest rates would increase Key's fiscal 2002 interest expense by approximately $300,000 assuming borrowed amounts remain outstanding.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                              FOREIGN CURRENCY RISK

Recently, the Argentine government suspended the law tying the Argentine peso to the U.S. dollar at the conversion ratio of 1:1 and created a dual currency system in Argentina. Key's net assets from its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos as of December 31, 2001. Assets and liabilities of the Argentine operations were translated to U.S. dollars at December 31, 2001, using the applicable free market conversion ratio of 1.6:1. Key's net earnings and cash flows from its Argentina subsidiaries were tied to the U.S. dollar for the six months ended December 31, 2001 and will be based on the U.S. dollar equivalent of such amounts measured in Argentine pesos for periods after December 31, 2001. Revenues, expenses and cash flow will be translated using the average exchange rates during the periods after December 31, 2001. See
Note 10 to the consolidated financial statements.

A 10% change in the Argentine peso to the U.S. dollar exchange rate would not be material to the net assets, net earnings or cash flows of Key.

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

As of December 31, 2001, Key had oil and natural gas price collars and put options in place, as detailed in the following table. The total fiscal 2002 hedged oil and natural gas volumes represent 37% and 30%, respectively, of 2001 calendar year total production. A 10% variation in the market price of oil or natural gas from their levels at December 31, 2001 would have no material impact on the Company's net assets, net earnings or cash flows (as derived from the commodity option contracts).

The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at December 31, 2001:


                                MONTHLY VOLUMES                               STRIKE PRICE
                                ---------------                               ------------
                                         NATURAL                              PER BBL/MMBTU
                                OIL        GAS                                -------------
                              (BBLS)     (MMBTUS)         TERM               FLOOR       CAP          FAIR VALUE
                              ------     --------         ----               -----       ---          ----------
   At December 31, 2001
     Oil Collars........       5,000           -     Mar 2001-Feb 2002       $19.70     $23.70         $  7,000
     Oil Puts...........       5,000           -     Mar 2002-Feb 2003        22.00       -             169,000
     Natural Gas Collars           -      40,000     Mar 2001-Feb 2002         2.40       2.91            3,000
     Natural Gas Puts...           -      75,000     Mar 2002-Feb 2003         3.00       -             746,000

      (The strike prices for oil are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collars are based on the Inside FERC-West Texas Waha spot price; the strike prices for the natural gas puts are based on the Inside FERC-El Paso Permian spot price.)

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

              None.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)  Exhibits

                         10.1 Tenth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Key Energy Group, Inc. (now known as Key Energy Services, Inc.), the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 19, 2001, File No. 1-8038.)

                         10.2 Underwriting Agreement, dated December 13, 2001, between the Registrant and Lehman Brothers Inc. (Incorporated by reference to Exhibit 1.1 of the Company's Form 8-K filed on December 19, 2001, File No. 1-8038.)

                        *10.3 Employment agreement between Key Energy Services, Inc. and Royce W. Mitchell dated December 31, 2001.

                        *10.4 Employment agreement between Key Energy Services, Inc. and James Byerlotzer dated December 31, 2001.

                        *10.5 First Amendment to Second Amended and Restated Employment Agreement between Francis D. John and Key Energy Services, Inc. dated December 31, 2001

              (b) The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

                      (i) Current report on Form 8-K dated November 26, 2001 filed to report the resignation of William D. Manly from the Board of Directors and the appointment of
                      J. Robinson West to the Board of Directors.

                      (ii) Current report on Form 8-K dated December 19, 2001 filed to report the public offering of 5,400,000 shares of the Company's common stock and also to report certain management changes.


              ----------------------
              * Filed herewith.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KEY ENERGY SERVICES, INC.




Dated: February ___, 2002             By:  /s/ FRANCIS D. JOHN
                                           ----------------------------------
                                           Francis D. John
                                           President and Chief Executive Officer



Dated: February ___, 2002             By:  /s/ ROYCE W. MITCHELL
                                           -----------------------------
                                           Royce W. Mitchell
                                           Chief Financial Officer and
                                           Chief Accounting Officer