Form 10-Q
period 2002-03-31
KEY ENERGY SERVICES INC
filed 2002-05-15
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission file number 1-8038

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

               MARYLAND                                        04-2648081
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

       6 DESTA DRIVE, MIDLAND TX                                  79705
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

            Common Shares outstanding at May 14, 2002: 109,774,213

                            KEY ENERGY SERVICES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

                Consolidated Balance Sheets as of
                March 31, 2002 (unaudited) and June 30, 2001...............................3

                Unaudited Consolidated Statements of
                Operations for the Three and Nine Months Ended
                March 31, 2002 and 2001....................................................4

                Unaudited Consolidated Statements of
                Cash Flows for the Three and Nine Months Ended
                March 31, 2002 and 2001....................................................5

                Unaudited Consolidated Statements of Comprehensive
                Income (Loss) for the Three and Nine Months Ended
                March 31, 2002 and 2001....................................................6

                Notes to Consolidated Financial Statements.................................7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.................................22

Item 3.     Quantitative and Qualitative Disclosures about Market Risk....................30

PART  II. OTHER INFORMATION

Item 1.     Legal Proceedings.............................................................33

Item 2.     Changes in Securities and Use of Proceeds.....................................33

Item 3.     Defaults Upon Senior Securities...............................................33

Item 4.     Submission of Matters to a Vote of Security Holders...........................33

Item 5.     Other Information.............................................................33

Item 6.     Exhibits and Reports on Form 8-K..............................................33

Signatures................................................................................36

                            KEY ENERGY SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   MARCH 31, 2002     JUNE 30, 2001
                                                                                                   --------------     -------------
                                                                                                     (UNAUDITED)
                                                                                                     (THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
  Cash  and cash equivalents ................................................................        $    42,967        $     2,098
  Accounts receivable, net of allowance for doubtful accounts of $4,307 and $4,082,
     at March 31, 2002 and June 30, 2001, respectively ......................................            122,734            177,016
  Inventories ...............................................................................              8,712             16,547
  Prepaid expenses and other current assets .................................................             11,959             10,489
                                                                                                     -----------        -----------
Total current assets ........................................................................            186,372            206,150
                                                                                                     -----------        -----------
Property and equipment:
  Well servicing equipment ..................................................................            761,629            723,724
  Contract drilling equipment ...............................................................            120,456            119,122
  Motor vehicles ............................................................................             69,202             64,907
  Oil and natural gas properties and other related equipment, successful efforts
     method .................................................................................             44,616             44,245
  Furniture and equipment ...................................................................             32,511             24,865
  Buildings and land ........................................................................             38,809             37,812
                                                                                                     -----------        -----------
Total property and equipment ................................................................          1,067,223          1,014,675
Accumulated depreciation and depletion ......................................................           (266,027)          (220,959)
                                                                                                     -----------        -----------
Net property and equipment ..................................................................            801,196            793,716
                                                                                                     -----------        -----------
Goodwill, net of accumulated amortization of $27,819 at March 31, 2002 and
  $28,168 at June 30, 2001 ..................................................................            200,287            189,875
Deferred costs, net .........................................................................             12,990             17,624
Notes and accounts receivable - related parties .............................................                521              6,050
Other assets ................................................................................             30,541             14,869
                                                                                                     -----------        -----------
Total assets ................................................................................        $ 1,231,907        $ 1,228,284
                                                                                                     ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................................................        $    20,521        $    42,544
  Other accrued liabilities .................................................................             42,299             48,923
  Accrued interest ..........................................................................              5,099             16,140
  Current portion of long-term debt and capital lease obligations ...........................              8,370              7,946
                                                                                                     -----------        -----------
Total current liabilities ...................................................................             76,289            115,553
                                                                                                     -----------        -----------
Long-term debt, less current portion ........................................................            421,338            470,578
Capital lease obligations, less current portion .............................................             16,011             15,383
Deferred revenue ............................................................................             10,651             14,104
Non-current accrued expenses ................................................................             10,206              8,388
Deferred tax liability ......................................................................            151,197            127,400
Commitments and contingencies ...............................................................                  -                  -
Stockholders' equity:
   Common stock, $.10 par value:  200,000,000 shares authorized, 110,067,514 and 101,440,166
     shares issued, at March 31, 2002 and June 30, 2001, respectively .......................             11,007             10,144
   Additional paid-in capital ...............................................................            513,378            444,768
   Treasury stock, at cost; 416,666 shares at March 31, 2002 and June 30, 2001 ..............             (9,682)            (9,682)
   Accumulated other comprehensive income (loss) ............................................            (44,083)                62
   Retained earnings ........................................................................             75,595             31,586
                                                                                                     -----------        -----------
Total stockholders' equity ..................................................................            546,215            476,878
                                                                                                     -----------        -----------
Total liabilities and stockholders' equity ..................................................        $ 1,231,907        $ 1,228,284
                                                                                                     ===========        ===========

            SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                          MARCH 31,                 MARCH 31,
                                                                                     2002         2001         2002          2001
                                                                                   ------------------------------------------------
                                                                                        (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
   Well servicing ..............................................................   $ 154,062    $ 198,059    $ 552,901    $ 543,274
   Contract drilling ...........................................................      14,334       28,259       73,624       74,582
   Other .......................................................................       1,845        1,052        6,290        5,104
                                                                                   ----------------------    ----------------------
                                                                                     170,241      227,370      632,815      622,960
                                                                                   ----------------------    ----------------------
COSTS AND EXPENSES:
   Well servicing ..............................................................     113,032      128,803      368,932      362,814
   Contract drilling ...........................................................      11,392       19,730       49,920       55,548
   Depreciation, depletion and amortization ....................................      19,889       19,703       57,482       56,160
   General and administrative ..................................................      13,694       16,594       42,613       42,926
   Interest ....................................................................       9,875       13,453       32,921       44,145
   Other expenses ..............................................................         951        1,175        3,286        3,163
   Foreign currency transaction loss, Argentina (see Note 10) ..................           -            -        1,844            -
                                                                                   ----------------------    ----------------------
                                                                                     168,833      199,458      556,998      564,756
                                                                                   ----------------------    ----------------------
   Income before income taxes ..................................................       1,408       27,912       75,817       58,204
   Income tax expense ..........................................................        (773)     (10,325)     (28,818)     (22,013)
                                                                                   ----------------------    ----------------------
   Income before extraordinary gain (loss) .....................................         635       17,587       46,999       36,191
   Extraordinary gain (loss) on retirement of debt, less applicable income tax benefit of $3,207 and $1,833 for the three and nine months ended
     March 31, 2002, respectively, and income tax benefit of $98 and income tax expense of $651, for the three and nine
     months ended March 31, 2001, respectively .................................      (5,261)        (167)      (2,990)       1,098
                                                                                   ----------------------    ----------------------

NET INCOME (LOSS) ..............................................................   $  (4,626)   $  17,420    $  44,009    $  37,289
                                                                                   =========    =========    =========    =========
EARNINGS (LOSS) PER SHARE:
   Basic - before extraordinary gain (loss) ....................................   $    0.01    $    0.18    $    0.45    $    0.37
   Extraordinary gain (loss), net of tax .......................................       (0.05)           -        (0.03)        0.01
                                                                                   ----------------------    ----------------------
   Basic - after extraordinary gain (loss) .....................................   $   (0.04)   $    0.18    $    0.42    $    0.38
                                                                                   =========    =========    =========    =========
   Diluted - before extraordinary gain (loss) ..................................   $    0.01    $    0.17    $    0.44    $    0.36
   Extraordinary gain (loss), net of tax .......................................       (0.05)           -        (0.03)        0.01
                                                                                   ----------------------    ----------------------
   Diluted - after extraordinary gain (loss) ...................................   $   (0.04)   $    0.17    $    0.41    $    0.37
                                                                                   =========    =========    =========    =========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic .......................................................................     108,551       98,211      104,435       97,537
   Diluted .....................................................................     110,059      103,524      105,781      101,969

            SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                          MARCH 31,                 MARCH 31,
                                                                                     2002         2001         2002          2001
                                                                                ---------------------------------------------------
                                                                                                      (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...........................................................   $  (4,626)   $  17,420    $  44,009    $  37,289
   ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN)
     OPERATING ACTIVITIES:
     Depreciation, depletion and amortization ..................................      19,889       19,703       57,482       56,160
     Amortization of deferred debt issuance costs and other deferred
       costs ...................................................................         277          928        1,266        3,344
     Deferred income taxes .....................................................       3,076       10,325       25,407       22,013
     (Gain) loss on sale of assets .............................................         146           50         (684)          10
     Foreign currency transaction loss, Argentina ..............................           -            -        1,844            -
     Extraordinary (gain) loss, net of tax .....................................       5,261          167        2,990       (1,098)
   CHANGE IN ASSETS AND LIABILITIES:
     (Increase) decrease in accounts receivable ................................      23,848      (18,018)      47,059      (39,628)
     (Increase) decrease in other current assets ...............................          69       (4,284)      (2,428)      (2,446)
     Increase (decrease) in accounts payable, accrued interest and
       accrued expenses ........................................................     (14,963)      11,583      (34,429)       8,267
     Other assets and liabilities ..............................................      (3,091)      (1,189)      (9,813)      (1,761)
                                                                                   ----------------------    ----------------------
   Net cash provided by (used in) operating activities .........................      29,886       36,685      132,703       82,150
                                                                                   ----------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - well servicing .......................................     (13,323)     (13,492)     (41,635)     (30,587)
   Capital expenditures - contract drilling ....................................      (3,126)      (4,913)     (14,203)     (12,087)
   Capital expenditures - other ................................................      (2,064)      (5,123)      (7,603)     (11,215)
   Proceeds from sale of fixed assets ..........................................         307          478        3,962        1,430
   Acquisitions - well servicing ...............................................      (8,202)        (270)     (16,877)      (1,970)
   Acquisitions - contract drilling ............................................           -            -            -         (800)
                                                                                   ----------------------    ----------------------
   Net cash provided by (used in) investing activities .........................     (26,408)     (23,320)     (76,356)     (55,229)
                                                                                   ----------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of long-term debt .................................................    (123,782)    (207,241)    (308,713)    (329,838)
   Repayment of capital lease obligations ......................................      (2,732)      (1,519)      (7,731)      (5,868)
   Proceeds from long-term debt ................................................     159,500      199,000      258,500      203,000
   Proceeds from equity offering, net of expenses ..............................           -            -       42,590            -
   Proceeds paid for debt issuance costs .......................................      (1,585)      (4,372)      (1,585)      (4,372)
   Proceeds from exercise of warrants ..........................................           -            -            -          265
   Proceeds from exercise of stock options .....................................         194        1,275        1,814        2,632
   Other .......................................................................           5         (132)         (84)        (318)
                                                                                   ----------------------    ----------------------
   Net cash provided by (used in) financing activities .........................      31,600      (12,989)     (15,209)    (134,499)
                                                                                   ----------------------    ----------------------

   Effect of exchange rates on cash ............................................         (77)           -         (269)           -
   Net increase (decrease) in cash and cash equivalents ........................      35,001          376       40,869     (107,578)
   Cash and cash equivalents at beginning of period ............................       7,966        1,919        2,098      109,873
                                                                                   ----------------------    ----------------------
   Cash and cash equivalents at end of period ..................................   $  42,967    $   2,295    $  42,967    $   2,295
                                                                                   ======================    ======================

            SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                                          MARCH 31,                 MARCH 31,
                                                                                      2002         2001         2002         2001
                                                                                    -----------------------------------------------
                                                                                                     (THOUSANDS)
NET INCOME (LOSS) ..............................................................    $ (4,626)    $ 17,420     $ 44,009     $ 37,289

OTHER COMPREHENSIVE INCOME (LOSS):
   Derivative transition adjustment (see Note 7) ...............................           -            -            -         (778)
   Oil and natural gas derivatives adjustment, net of tax (see Note 7) .........        (459)         (29)        (102)         (81)
   Amortization of oil and natural gas derivatives, net of tax  (see
     Note 7) ...................................................................        (323)         153         (511)         445
   Foreign currency translation loss, net of tax (see Note 10) .................     (19,308)         (61)     (43,533)         (57)
                                                                                    ---------------------     ---------------------

COMPREHENSIVE INCOME (LOSS) ....................................................    $(24,716)    $ 17,483     $   (137)    $ 36,818
                                                                                    =====================     =====================

            SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of Key Energy Services, Inc. (the "Company" or "Key") and its wholly-owned subsidiaries as of March 31, 2002 and for the three and nine month periods ended March 31, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The results of operations for the three and nine month periods ended March 31, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2002.

RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements for the three and nine month periods ended March 31, 2001 to conform to the presentation for the three and nine month periods ended March 31, 2002. The reclassifications consist primarily of reclassifying certain items from general and administrative expense considered to be direct expenses in nature.

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

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                  MARCH 31,                       MARCH 31,
                                                           2002            2001             2002         2001
                                                         ---------      ---------        ---------     ---------
                                                          (THOUSANDS, EXCEPT PER          (THOUSANDS, EXCEPT PER
                                                                SHARE DATA)                     SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
   Net income before extraordinary gain (loss)........   $     635      $  17,587        $  46,999     $  36,191
   Extraordinary gain (loss), net of tax..............      (5,261)          (167)          (2,990)        1,098
                                                         ---------      ---------        ---------     ---------
   Net income (loss)..................................   $  (4,626)     $  17,420        $  44,009     $  37,289
                                                         =========      =========        =========     =========
DENOMINATOR
   Weighted average common shares outstanding.........     108,551         98,211          104,435        97,537
                                                         ---------      ---------        ---------     ---------
BASIC EPS:
   Before extraordinary gain (loss)...................       $0.01          $0.18            $0.45         $0.37
   Extraordinary gain (loss), net of tax..............       (0.05)          -               (0.03)         0.01
                                                         ---------      ---------        ---------     ---------
   After extraordinary gain (loss)....................   $   (0.04)     $    0.18        $    0.42     $    0.38
                                                         =========      =========        =========     =========
DILUTED EPS COMPUTATION:
NUMERATOR
   Net income before extraordinary gain (loss)........   $     635      $  17,587        $  46,999     $  36,191
   Effect of dilutive convertible securities, tax
     effected.........................................           -              -                -             8
   Extraordinary gain (loss), net of tax..............      (5,261)          (167)          (2,990)        1,098
                                                         ---------      ---------        ---------     ---------
   Net income (loss)..................................   $  (4,626)     $  17,420        $  44,009     $  37,297
                                                         =========      =========        =========     =========
DENOMINATOR
   Weighted average common shares outstanding.........     108,551         98,211          104,435        97,537
   Warrants...........................................         388            869              368           781
   Stock options......................................       1,120          4,444              978         3,627
   7% Convertible Debentures..........................           -              -                -            24
                                                         ---------      ---------        ---------     ---------
                                                           110,059        103,524          105,781       101,969
                                                         ---------      ---------        ---------     ---------
DILUTED EPS:
   Before extraordinary gain (loss)...................   $    0.01      $    0.17        $    0.44     $    0.36
   Extraordinary gain (loss), net of tax..............       (0.05)             -            (0.03)         0.01
                                                         ---------      ---------        ---------     ---------
   After extraordinary gain (loss)....................   $   (0.04)     $    0.17        $    0.41     $    0.37
                                                         =========      =========        =========     =========

The diluted earnings per share calculation (i) for the three month period ended March 31, 2002 excludes the effects of 1,178,000 stock options and (ii) for the nine month period ended March 31, 2002 excludes the effects of 1,678,000 stock options. Both calculations exclude the effects of the conversion of the Company's 5% Convertible Subordinated Notes. The effects of such options and convertible notes on earnings per share would be anti-dilutive.

The diluted earnings per share calculation for the three and nine month periods ended March 31, 2001 excludes the effects of 375,000 stock options and the effects of the conversion of the Company's 5% Convertible Subordinated Notes because the effects of such options and convertible notes on earnings per share would be anti-dilutive.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

3. STOCKHOLDERS' EQUITY

EQUITY OFFERING

On December 19, 2001, the Company closed a public offering of 5,400,000 shares of common stock, yielding approximately $43.2 million or $8.00 per share to the Company, (the "Equity Offering"). Net proceeds from the Equity Offering of approximately $42.6 million were used to temporarily reduce amounts outstanding under the Company's revolving line of credit. The net proceeds of the Equity Offering were ultimately used in January, 2002 to redeem a portion of the Company's 14% Senior Subordinated Notes fully utilizing the Company's equity "claw-back" rights for up to 35% of the original $150 million issued.

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

                                                           WELL          CONTRACT        CORPORATE
                                                         SERVICING       DRILLING          /OTHER       TOTAL
                                                         ---------       --------          ------       -----
                                                                              (THOUSANDS)
THREE MONTHS ENDED MARCH 31, 2002
   Operating revenues................................... $ 154,062      $  14,334        $   1,845    $  170,241
   Operating profit.....................................    41,030          2,942              894        44,866
   Depreciation, depletion and amortization.............    16,453          2,351            1,085        19,889
   Interest expense.....................................       256              -            9,619         9,875
   Net income (loss) before extraordinary gain (loss)*..    11,406           (804)          (9,967)          635
   Identifiable assets..................................   679,256         89,795          262,569     1,031,620
   Capital expenditures (excluding acquisitions)........    13,323          3,126            2,064        18,513

THREE MONTHS ENDED MARCH 31, 2001
   Operating revenues................................... $ 198,059      $  28,259        $   1,052    $  227,370
   Operating profit.....................................    69,256          8,529             (123)       77,662
   Depreciation, depletion and amortization.............    16,496          2,009            1,198        19,703
   Interest expense.....................................       393              -           13,060        13,453
   Net income (loss) before extraordinary gain (loss)*..    28,919          3,174          (14,506)       17,587
   Identifiable assets..................................   648,019         93,926          256,974       998,919
   Capital expenditures (excluding acquisitions)........    13,492          4,913            5,123        23,528

*Net income (loss) includes general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company's foreign operations for the three months ended March 31, 2002 and 2001 were $4.0 million and $13.5 million, respectively. Operating profits for the Company's foreign operations for the three months ended March 31, 2002 and 2001 were $0.7 million and $3.5 million, respectively. The Company had $31.6 million and $84.1 million of identifiable assets as of March 31, 2002 and 2001, respectively, related to foreign operations.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                                                           WELL          CONTRACT        CORPORATE
                                                         SERVICING       DRILLING          /OTHER        TOTAL
                                                         ---------       --------          ------        -----
                                                                                 (THOUSANDS)
NINE MONTHS ENDED MARCH 31, 2002
  Operating revenues.................................... $ 552,901      $  73,624        $   6,290    $  632,815
  Operating profit......................................   183,969         23,704            3,004       210,677
  Depreciation, depletion and amortization..............    47,480          6,935            3,067        57,482
  Interest expense......................................     1,209              -           31,712        32,921
  Net income (loss) before extraordinary gain (loss)*...    71,673          7,827          (32,501)       46,999
  Identifiable assets...................................   679,256         89,795          262,569     1,031,620
  Capital expenditures (excluding acquisitions).........    41,635         14,203            7,603        63,441

NINE MONTHS ENDED MARCH 31, 2001
  Operating revenues.................................... $ 543,274      $  74,582        $   5,104    $  622,960
  Operating profit......................................   180,460         19,034            1,941       201,435
  Depreciation, depletion and amortization..............    47,446          5,705            3,009        56,160
  Interest expense......................................     1,496              -           42,649        44,145
  Net income (loss) before extraordinary gain (loss)*...    74,885          5,529          (44,223)       36,191
  Identifiable assets...................................   648,019         93,926          256,974       998,919
  Capital expenditures (excluding acquisitions).........    30,587         12,087           11,215        53,889


*Net income (loss) includes general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company's foreign operations for the nine months ended March 31, 2002 and 2001 were $28.0 million and $40.0 million, respectively. Operating profits for the Company's foreign operations for the nine months ended March 31, 2002 and 2001 were $5.4 million and $9.8 million, respectively. The Company had $31.6 million and $84.1 million of identifiable assets as of March 31, 2002 and 2001, respectively, related to foreign operations.

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

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

Prior to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, ("SFAS No. 133"), as amended by SFAS No. 137 and 138, these collars were accounted for as cash flow type hedges. Accordingly, the July 1, 2000 transition adjustment resulted in recording a $778,000 liability for the fair value of the collars to accumulated other comprehensive income. Approximately $64,000 of the transition adjustment was recognized in earnings during the three months ended March 31, 2002. The transition adjustment has been completely recognized in earnings. As of October 1, 2000, the Company has documented the March 30, 2000 collars as cash flow hedges. As of July 1, 2001, the Company has documented the May 25, 2001 options as cash flow hedges. During the quarter ended March 31, 2002, the Company recorded a net decrease in net derivative assets of approximately $749,000, which reduced the balance of net derivative assets to $179,000 and which included an earnings charge of approximately $2,000 from ineffectiveness.

EMBEDDED DERIVATIVES. The Company is party to a volumetric production payment of which certain terms meet the definition of an embedded derivative under SFAS No.
133. Effective July 1, 2000, the Company has determined and documented that the production payment is excluded from the scope of SFAS No. 133 under the normal purchases/sales exclusion as set forth in SFAS No. 138.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

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

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                    MARCH 31, 2002
                                        ------------------------------------------------------------------------
                                          PARENT       GUARANTOR    NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        ---------    ------------   -------------   ------------    ------------
                                                                    (THOUSANDS)
Assets:
    Current assets....................  $  50,402     $   126,529    $    9,441     $         -     $   186,372
    Net property and equipment........     31,147         747,851        22,198               -         801,196
    Goodwill, net.....................      3,374         196,192           721               -         200,287
    Deferred costs, net...............     12,990               -             -               -          12,990
    Intercompany receivables..........    565,075               -             -        (565,075)              -
    Other assets......................     22,517           8,545             -              -           31,062
                                        ---------     -----------    ----------     -----------     -----------
Total assets..........................  $ 685,505     $ 1,079,117    $   32,360     $  (565,075)    $ 1,231,907
                                        =========     ===========    ==========     ===========     ===========
Liabilities and equity:
    Current liabilities...............  $  32,340     $    40,954    $    2,994     $         -     $    76,288
    Long-term debt....................    421,338               -             -               -         421,338
    Capital lease obligations.........      1,160          14,851             -               -          16,011
    Intercompany payables.............        -           541,503        23,572        (565,075)              -
    Deferred tax liability............    151,197               -             -               -         151,197
    Other long-term liabilities.......     10,106          10,751             -               -          20,857
    Stockholders' equity..............     69,364         471,058         5,794               -         546,216
                                        ---------     -----------    ----------     -----------     -----------
Total liabilities and
    stockholders' equity..............  $ 685,505     $ 1,079,117    $   32,360     $  (565,075)    $ 1,231,907
                                        =========     ===========    ==========     ===========     ===========

                                                                    JUNE 30, 2001
                                        ------------------------------------------------------------------------
                                         PARENT        GUARANTOR    NON-GUARANTOR
                                         COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        ---------     ------------  -------------   ------------    ------------
                                                                    (THOUSANDS)
Assets:
    Current assets....................  $  10,680     $   165,653    $   29,817     $         -     $   206,150
    Net property and equipment........     21,418         717,989        54,309               -         793,716
    Goodwill, net.....................      3,374         184,379         2,122               -         189,875
    Deferred costs, net...............     17,624               -             -               -          17,624
    Intercompany receivables..........    664,592               -             -        (664,592)              -
    Other assets......................     15,303           5,616             -               -          20,919
                                        ---------     -----------    ----------     -----------     -----------
Total assets..........................  $ 732,991     $ 1,073,637    $   86,248     $  (664,592)    $ 1,228,284
                                        =========     ===========    ==========     ===========     ===========
Liabilities and equity:
    Current liabilities...............  $  35,671     $    64,679    $   15,203     $         -     $   115,553
    Long-term debt....................    470,578               -             -               -         470,578
    Capital lease obligations.........         90          15,331           (38)              -          15,383
    Intercompany payables.............          -         608,764        55,828        (664,592)              -
    Deferred tax liability............    127,400               -             -               -         127,400
    Other long-term liabilities.......      8,240          14,252             -               -          22,492
    Stockholders' equity..............     91,012         370,611        15,255               -         476,878
                                        ---------     -----------    ----------     -----------     -----------
Total liabilities and
    stockholders' equity..............  $ 732,991     $ 1,073,637    $   86,248     $  (664,592)    $ 1,228,284
                                        =========     ===========    ==========     ===========     ===========

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED MARCH 31, 2002
                                        ------------------------------------------------------------------------
                                         PARENT        GUARANTOR    NON-GUARANTOR
                                         COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        ---------     ------------  -------------   ------------    ------------
                                                                    (THOUSANDS)
Revenues..............................  $     310     $   165,899    $    4,032         $  -        $   170,241
Costs and expenses:
    Direct expenses...................          -         122,005         3,370            -            125,375
    Depreciation, depletion and
     amortization.....................        464          18,811           614            -             19,889
    General and administrative........      5,526           7,725           443            -             13,694
    Interest..........................      9,619             276           (20)           -              9,875
    Argentine foreign currency
     transaction loss.................          -               -             -            -                  -
    Other expenses....................          -               -             -            -                  -
                                        ---------     -----------    ----------         ----        -----------
Total costs and expenses..............     15,609         148,817         4,407            -            168,833
                                        ---------     -----------    ----------         ----        -----------
Income (loss) before income taxes.....    (15,299)         17,082          (375)           -              1,408
Income tax (expense) benefit..........      8,399          (9,378)          206            -               (773)
                                        ---------     -----------    ----------         ----        -----------
Income (loss) before
 extraordinary items..................     (6,900)          7,704          (169)           -                635
Extraordinary loss, net of tax........     (5,261)              -             -            -             (5,261)
                                        ---------     -----------    ----------         ----        -----------
Net income (loss).....................  $ (12,161)    $     7,704    $     (169)         $ -        $    (4,626)
                                        =========     ===========    ==========         ====        ===========

                                                          THREE MONTHS ENDED MARCH 31, 2001
                                        ------------------------------------------------------------------------
                                         PARENT        GUARANTOR    NON-GUARANTOR
                                         COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        ---------     ------------  -------------   ------------    ------------
                                                                    (THOUSANDS)
Revenues..............................  $     246     $   213,650    $   13,474        $  -         $   227,370
Costs and expenses:
    Direct expenses...................          -         139,707        10,001           -             149,708
    Depreciation, depletion and
     amortization.....................        686          17,973         1,044           -              19,703
    General and administrative........      5,333          10,368           893           -              16,594
    Interest..........................     13,060             183           210           -              13,453
    Other expenses....................          -               -             -           -                   -
                                        ---------     -----------    ----------        ----         -----------
Total costs and expenses..............     19,079         168,231        12,148           -             199,458
                                        ---------     -----------    ----------        ----         -----------
Income (loss) before income taxes.....    (18,833)         45,419         1,326           -             27,912
Income tax (expense) benefit..........      6,966         (16,801)         (490)          -             (10,325)
                                        ---------     -----------    ----------        ----         -----------
Income (loss) before
 extraordinary items..................    (11,867)         28,618           836           -              17,587
Extraordinary loss, net of tax........       (167)              -             -           -                (167)
                                        ---------     -----------    ----------        ----         -----------
Net income (loss).....................  $ (12,034)    $    28,618    $      836        $  -         $    17,420
                                        =========     ===========    ==========        ====         ===========

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           NINE MONTHS ENDED MARCH 31, 2002
                                        ------------------------------------------------------------------------
                                         PARENT        GUARANTOR    NON-GUARANTOR
                                         COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        ---------     ------------  -------------   ------------    ------------
                                                                    (THOUSANDS)
Revenues...........................     $   1,134     $   603,656    $   28,025        $  -         $   632,815
Costs and expenses:
    Direct expenses................             -         399,486        22,652           -             422,138
    Depreciation, depletion and
     amortization..................         1,204          53,534         2,744           -              57,482
    General and administrative.....        15,448          25,213         1,952           -              42,613
    Interest.......................        31,711             622           588           -              32,921
    Argentine foreign currency
     transaction loss..............             -               -         1,844           -               1,844
    Other expenses.................             -               -             -           -                   -
                                        ---------     -----------    ----------        ----         -----------
Total costs and expenses...........        48,363         478,855        29,780           -             556,998
                                        ---------     -----------    ----------        ----         -----------
Income (loss) before income taxes..       (47,229)        124,801        (1,755)          -              75,817
Income tax (expense) benefit.......        17,951         (47,436)          667           -             (28,818)
                                        ---------     -----------    ----------        ----         -----------
Income (loss) before
 extraordinary items...............       (29,278)         77,365        (1,088)          -              46,999
Extraordinary loss, net of tax.....        (2,990)              -             -           -              (2,990)
                                        ---------     -----------    ----------        ----         -----------
Net income (loss)..................     $ (32,268)    $    77,365    $   (1,088)       $  -         $    44,009
                                        =========     ===========    ==========        ====         ===========

                                                           NINE MONTHS ENDED MARCH 31, 2001
                                        ------------------------------------------------------------------------
                                         PARENT        GUARANTOR    NON-GUARANTOR
                                         COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                        ---------     ------------  -------------   ------------    ------------
                                                                    (THOUSANDS)
Revenues...........................     $   1,821     $   581,126    $   40,013        $  -         $   622,960
Costs and expenses:
    Direct expenses................             -         391,239        30,286           -             421,525
    Depreciation, depletion and
     amortization..................         1,463          51,668         3,029           -              56,160
    General and administrative.....        12,538          27,798         2,590           -              42,926
    Interest.......................        42,649             977           519           -              44,145
    Other expenses.................             -               -             -           -                   -
                                        ---------     -----------    ----------        ----         -----------
Total costs and expenses...........        56,650         471,682        36,424           -             564,756
                                        ---------     -----------    ----------        ----         -----------
Income (loss) before income taxes..       (54,829)        109,444         3,589           -              58,204
Income tax (expense) benefit.......        20,736         (41,392)       (1,357)          -             (22,013)
                                        ---------     -----------    ----------        ----         -----------
Income (loss) before
 extraordinary items...............       (34,093)         68,052         2,232           -              36,191
Extraordinary gain, net of tax.....         1,098               -             -           -               1,098
                                        ---------     -----------    ----------        ----         -----------
Net income (loss)..................     $ (32,995)    $    68,052    $    2,232        $  -         $    37,289
                                        =========     ===========    ==========        ====         ===========

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                            THREE MONTHS ENDED MARCH 31, 2002
                                          ------------------------------------------------------------------------
                                           PARENT        GUARANTOR    NON-GUARANTOR
                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                          ---------     ------------  -------------   ------------    ------------
                                                                      (THOUSANDS)
Net cash provided by operating
   activities........................     $  11,408     $    16,179    $    2,299           $   -     $    29,886
Net cash used in investing
   activities........................       (11,062)        (12,781)       (2,565)              -         (26,408)
Net cash provided by (used in)
   financing activities..............        34,111          (2,511)            -               -          31,600
Effect of exchange rate changes on
   cash..............................             -               -           (77)              -             (77)
                                          ---------     -----------    ----------           -----     -----------
Net increase (decrease) in cash......        34,457             887          (343)              -          35,001
Cash at beginning of period..........         2,507           3,776         1,683               -           7,966
                                          ---------     -----------    ----------           -----     -----------
Cash at end of period................     $  36,964     $     4,663    $    1,340           $   -     $    42,967
                                          =========     ===========    ==========           =====     ===========

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                          ------------------------------------------------------------------------
                                           PARENT        GUARANTOR    NON-GUARANTOR
                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                          ---------     ------------  -------------   ------------    ------------
                                                                      (THOUSANDS)
Net cash provided by operating
   activities........................     $  10,819     $    22,173    $    3,693           $   -     $    36,685
Net cash used in investing
   activities........................        (5,226)        (15,678)       (2,416)              -         (23,320)
Net cash used in financing
   activities........................       (11,462)         (1,513)          (14)              -         (12,989)
                                          ---------     -----------    ----------           -----     -----------
Net increase (decrease) in cash......        (5,869)          4,982         1,263               -             376
Cash at beginning of period..........         7,477          (6,387)          829               -           1,919
                                          ---------     -----------    ----------           -----     -----------
Cash at end of period................     $   1,608     $    (1,405)   $    2,092           $   -     $     2,295
                                          =========     ===========    ==========           =====     ===========

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                             NINE MONTHS ENDED MARCH 31, 2002
                                          ------------------------------------------------------------------------
                                           PARENT        GUARANTOR    NON-GUARANTOR
                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                          ---------     ------------  -------------   ------------    ------------
                                                                      (THOUSANDS)
Net cash provided by operating
   activities........................     $  66,569     $    63,064    $    3,070           $   -     $   132,703
Net cash used in investing
   activities........................       (23,443)        (49,009)       (3,904)              -         (76,356)
Net cash used in financing
   activities........................        (7,809)         (7,387)          (13)              -         (15,209)
Effect  of exchange rate changes on
   cash..............................             -               -          (269)              -            (269)
                                          ---------     -----------    ----------           -----     -----------
Net increase (decrease) in cash......        35,317           6,668        (1,116)              -          40,869
Cash at beginning of period..........         1,647          (2,005)        2,456               -           2,098
                                          ---------     -----------    ----------           -----     -----------
Cash at end of period................     $  36,964     $     4,663    $    1,340           $   -     $    42,967
                                          =========     ===========    ==========           =====     ===========

                                                             NINE MONTHS ENDED MARCH 31, 2001
                                          ------------------------------------------------------------------------
                                           PARENT        GUARANTOR    NON-GUARANTOR
                                           COMPANY      SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
                                          ---------     ------------  -------------   ------------    ------------
                                                                      (THOUSANDS)
Net cash provided by operating
   activities........................     $  32,208     $    42,097    $    7,845           $   -     $    82,150
Net cash used in investing
   activities........................       (13,132)        (36,432)       (5,665)              -         (55,229)
Net cash used in financing
   activities........................      (128,634)         (5,824)          (41)              -        (134,499)
                                          ---------     -----------    ----------           -----     -----------
Net increase (decrease) in cash......      (109,558)           (159)        2,139               -        (107,578)
Cash at beginning of period..........       111,166          (1,246)          (47)              -         109,873
                                          ---------     -----------    ----------           -----     -----------
Cash at end of period................     $   1,608     $    (1,405)   $    2,092           $   -     $     2,295
                                          =========     ===========    ==========           =====     ===========

9. GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF SFAS 142

The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on July 1, 2001. SFAS 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company completed its assessment of goodwill impairment during the three months ended December 31, 2001, as allowed by SFAS 142. The assessment did not result in an indication of goodwill impairment.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements. Amortization expense is calculated using the straight-line method over the period of the agreement, ranging from 3 to 5 years.

The gross carrying amount of noncompete agreements subject to amortization totaled approximately $11,163,000 and $8,099,000 at March 31, 2002 and June 30, 2001, respectively. Accumulated amortization related to these intangible assets totaled approximately $5,404,000 and $4,953,000 at March 31, 2002 and June 30, 2001, respectively. Amortization expense for the three months ended March 31, 2002 and 2001 was approximately $415,000 and $379,000, respectively. Amortization expense for the nine months ended March 31, 2002 and 2001 was approximately $1,185,000 and $1,107,000, respectively. Amortization expense for the next five succeeding fiscal years is estimated to be $1,990,000, $1,048,000, $841,000, $793,000 and $443,000.

The Company has identified its reporting segments to be well servicing and contract drilling. Goodwill allocated to such reporting segments at March 31, 2002 is $186,175,000 and $14,112,000, respectively. The change in the carrying amount of goodwill for the three and nine months ended March 31, 2002 of $7,070,000 and $10,412,000, respectively, relates principally to goodwill from well servicing assets acquired during the period and the translation adjustment for Argentina.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

The effect of the adoption of SFAS 142 on net income and earnings per share is as follows:

                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                 MARCH 31,                        MARCH 31,
                                                           2002           2001             2002           2001
                                                         ---------      ---------        ---------     ---------
                                                           (THOUSANDS, EXCEPT PER          (THOUSANDS, EXCEPT PER
                                                                 SHARE DATA)                     SHARE DATA)
Reported net income before extraordinary gain (loss)..   $     635      $  17,587        $  46,999     $  36,191
Add back:  goodwill amortization......................           -          2,333                -         6,989
                                                         ---------      ---------        ---------     ---------
Adjusted net income before extraordinary gain (loss)..         635         19,920           46,999        43,180
Extraordinary gain (loss), net of tax.................      (5,261)          (167)          (2,990)        1,098
                                                         ---------      ---------        ---------     ---------
Adjusted net income (loss)............................   $  (4,626)     $  19,753        $  44,009     $  44,278
                                                         =========      =========        =========     =========

BASIC EARNINGS (LOSS) PER SHARE:
Reported net income before extraordinary gain (loss)..   $    0.01      $    0.18        $    0.45     $    0.37
Add back:  goodwill amortization......................        -              0.02                -          0.07
                                                         ---------      ---------        ---------     ---------
Adjusted net income before extraordinary gain (loss)..   $    0.01      $    0.20        $    0.45     $    0.44
Extraordinary gain (loss), net of tax.................       (0.05)          -               (0.03)         0.01
                                                         ---------      ---------        ---------     ---------
Adjusted net income (loss)............................   $   (0.04)     $    0.20        $    0.42     $    0.45
                                                         =========      =========        =========     =========

DILUTED EARNINGS (LOSS) PER SHARE:
Reported net income before extraordinary gain (loss)..   $    0.01      $    0.17        $    0.44     $    0.36
Add back:  goodwill amortization......................           -           0.02                -          0.07
                                                         ---------      ---------        ---------     ---------
Adjusted net income before extraordinary gain (loss)..   $    0.01      $    0.19        $    0.44     $    0.43
Extraordinary gain (loss), net of tax.................       (0.05)             -            (0.03)         0.01
                                                         ---------      ---------        ---------     ---------
Adjusted net income (loss)............................   $   (0.04)     $    0.19        $    0.41     $    0.44
                                                         =========      =========        =========     =========

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

Since 1991, the Argentine peso has been tied to the U.S. dollar at a conversion ratio of 1:1. However, in December 2001, the Government of Argentina announced an exchange holiday and, as a result, Argentine pesos could not be exchanged into other currencies at December 31, 2001. On January 5 and 6, 2002, the Argentine Congress and Senate gave the President of Argentina emergency powers and the ability to suspend the law that created the fixed conversion ratio of 1:1. The Government subsequently announced the creation of a dual currency system in which certain qualifying transactions will be settled at an expected fixed conversion ratio of 1.4:1 while all other transactions will be settled using a free floating market conversion ratio. Under existing

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001

guidance, dividends would not receive the fixed conversion ratio. On January 11, 2002, the exchange holiday was lifted, making it possible again to buy and sell Argentine pesos. Banks were legally allowed to exchange currencies, but transactions were limited and generally took place at exchange houses. These transactions were conducted primarily by individuals as opposed to commercial transactions, and occurred at free conversion ratios ranging between 1.6:1 and 1.7:1.

Due to the events described above, which resulted in the temporary lack of exchangeability of the two currencies at December 31, 2001, the Company has translated the assets and liabilities of its Argentine subsidiary at December 31, 2001 using a conversion ratio of 1.6:1, which management believes was indicative of the free floating conversion ratio when the currency market re-opened on January 11, 2002. At March 31, 2002, the Company used a conversion ratio of 2.9:1 to translate the assets and liabilities of its Argentine subsidiary. As a result, a foreign currency translation loss of approximately $43.5 and $24.2 million is included in other comprehensive income, a component of stockholders' equity, at March 31, 2002 and December 31, 2001, respectively. Since the 1:1 conversion ratio was in existence prior to December 2001, income statement and cash flows information has been translated using the historical 1:1 conversion ratio. After December 31, 2001, revenues and expenses are translated using the average exchange rate during the reporting period.

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

                              RESULTS OF OPERATIONS

As the more detailed discussions below illustrate, the Company's revenues, net income and cash flow for the nine months ended March 31, 2002 were at levels slightly higher than for the same period in fiscal 2001. As oil and natural gas prices have weakened, activity levels in both the well servicing and drilling segments have declined as reflected in our third quarter results. Results for the remainder of fiscal 2002 will clearly be influenced by the demand for and pricing of natural gas and oil.

THREE MONTHS ENDED MARCH 31, 2002 VERSUS THREE MONTHS ENDED MARCH 31, 2001

The Company's revenue for the three months ended March 31, 2002 decreased $57,129,000, or 25.1%, to $170,241,000 from $227,370,000 for the three months ended March 31, 2001. The decrease in the current period reflects lower activity levels despite improved rates. The Company's net loss for the third quarter of fiscal 2002 totaled $4,626,000, or $0.04 per dilutive share, versus a net income of $17,420,000, or $0.17 per dilutive share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues for the three months ended March 31, 2002 decreased $43,997,000, or 22.2%, to $154,062,000 from $198,059,000 for the three months ended March 31, 2001. The decrease in revenues was primarily due to lower activity levels despite higher rig and fluid hauling rates.

CONTRACT DRILLING. Contract drilling revenues for the three months ended March 31, 2002 decreased $13,925,000, or 49.3%, to $14,334,000 from $28,259,000 for the three months ended March 31, 2001. The decrease in revenues was primarily due to lower activity levels and slightly lower rig rates.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses for the three months ended March 31, 2002 decreased $15,771,000, or 12.2%, to $113,032,000 from $128,803,000 for the three months ended March 31, 2001. The decrease was primarily due to lower levels of activity partially offset by higher insurance costs. Well servicing expenses, as a percentage of well servicing revenue, increased to 73.4% for the three months ended March 31, 2002 from 65.0% for the three months ended March 31, 2001.

CONTRACT DRILLING. Contract drilling expenses for the three months ended March 31, 2002 decreased $8,338,000, or 42.3%, to $11,392,000 from $19,730,000 for the three months ended March 31, 2001. The decrease was primarily due to lower levels of activity. Contract drilling expenses, as a percentage of contract drilling revenues, increased to 79.5% for the three months ended March 31, 2002 from 69.8% for the three months ended March 31, 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the three months ended March 31, 2002 increased $186,000, or 0.94%, to $19,889,000 from $19,703,000 for the three months ended March 31, 2001. The increase is due to recent acquisitions and increased capital expenditures during the past twelve months as the Company continued major refurbishments of well servicing and contract drilling equipment partially offset by discontinued amortization of goodwill because of the Company's adoption of SFAS 142.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the three months ended March 31, 2002 decreased $2,900,000, or 17.5%, to $13,694,000 from $16,594,000 for the three months ended March 31, 2001. The decrease was primarily due to reductions in payroll expense. General and administrative expenses, as a percentage of revenues, increased to 8.0% for the three months ended March 31, 2002 from 7.3% for the three months ended March 31, 2001.

INTEREST EXPENSE

The Company's interest expense for the three months ended March 31, 2002 decreased $3,578,000, or 26.6%, to $9,875,000, from $13,453,000 for the three months ended March 31, 2001. The decrease was primarily due to a significant reduction in the Company's long-term debt using operating cash flow, and to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $568,000 and $743,000 for the three months ended March 31, 2002 and 2001, respectively.

EXTRAORDINARY LOSS

During the three months ended March 31, 2002, the Company retired $35,518,000 of its long-term debt, at various discounts and premiums to par value and expensed the related unamortized debt issuance costs which resulted in a net after-tax extraordinary loss of $5,261,000. During the three months ended March 31, 2001, the Company retired $20,000,000 of its long-term debt at a discount, and expensed the related unamortized debt issuance costs which resulted in a net after-tax extraordinary loss of $167,000.

INCOME TAXES

The Company's income tax expense for the three months ended March 31, 2002 decreased $9,552,000 to an expense of $773,000 from an expense of $10,325,000 for the three months ended March 31, 2001. The decrease in income tax expense is due to the decrease in pretax income. The Company's effective tax rate for the three months ended March 31, 2002 and March 31, 2001 was approximately 55% and 37%, respectively. The effective tax rates vary from the statutory rate of 35% because of the disallowance of certain goodwill amortization (for the three months ended March 31, 2001), and other non-deductible expenses, the effects of state and local taxes, and revisions of the estimated annual effective tax rate.

NINE MONTHS ENDED MARCH 31, 2002 VERSUS NINE MONTHS ENDED MARCH 31, 2001

The Company's revenue for the nine months ended March 31, 2002 increased $9,855,000, or 1.6%, to $632,815,000 from $622,960,000 for the nine months ended
March 31, 2001. The increase in the current period reflects improved rates.
The Company's net income for the first nine months of fiscal 2002 totaled $44,009,000, or $0.41 per dilutive share, versus a net income of $37,289,000, or $0.37 per dilutive share, for the prior year period.

OPERATING REVENUES

WELL SERVICING. Well servicing revenues for the nine months ended March 31, 2002 increased $9,627,000, or 1.8%, to $552,901,000 from $543,274,000 for the nine months ended March 31, 2001. The increase in revenues was primarily due to higher levels of activity and higher rig and fluid hauling rates.

CONTRACT DRILLING. Contract drilling revenues for the nine months ended March 31, 2002 decreased $958,000, or 1.3%, to $73,624,000 from $74,582,000 for the nine months ended March 31, 2001. The decrease in revenues was primarily due to lower activity levels and slightly lower rig rates.

OPERATING EXPENSES

WELL SERVICING. Well servicing expenses for the nine months ended March 31, 2002 increased $6,118,000, or 1.7% to $368,932,000 from $362,814,000 for the nine months ended March 31, 2001. The increase was primarily due to a higher level of activity, increased wages and insurance costs. Well servicing expenses, as a percentage of well servicing revenue, decreased to 66.7% for the nine months ended March 31, 2002 from 66.8% for the nine months ended March 31, 2001.

CONTRACT DRILLING. Contract drilling expenses for the nine months ended March 31, 2002 decreased $5,628,000, or 10.1%, to $49,920,000 from $55,548,000 for the nine months ended March 31, 2001. The decrease was primarily due to lower activity levels. Contract drilling expenses, as a percentage of contract drilling revenues, decreased to 67.8% for the nine months ended March 31, 2002 from 74.5% for the nine months ended March 31, 2001.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

The Company's depreciation, depletion and amortization expense for the nine months ended March 31, 2002 increased $1,322,000, or 2.4%, to $57,482,000 from
$56,160,000 for the nine months ended March 31, 2001. The increase is due to recent acquisitions and increased capital expenditures during the past twelve months as the Company continued major refurbishments of well servicing and contract drilling equipment partially offset by discontinued amortization of goodwill because of the Company's adoption of SFAS 142.

GENERAL AND ADMINISTRATIVE EXPENSES

The Company's general and administrative expenses for the nine months ended March 31, 2002 increased $313,000, or .73%, to $42,613,000 from $42,926,000 for the nine months ended March 31, 2001. The increase was due to higher administrative costs related to growth of the Company's operations and reflects additional resources in technology and internal control functions partially offset by reductions in payroll expense. General and administrative expenses, as a percentage of revenues, decreased 6.7% for the nine months ended March 31, 2002 from 6.9% for the nine months ended March 31, 2001.

INTEREST EXPENSE

The Company's interest expense for the nine months ended March 31, 2002 decreased $11,224,000 or 25.4%, to $32,921,000, from $44,145,000 for the nine months ended March 31, 2001. The decrease was primarily due to a significant reduction in the Company's long-term debt using operating cash flow, and to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $1,961,000 and $2,787,000 for the nine months ended March 31, 2002 and 2001, respectively.

FOREIGN CURRENCY TRANSACTION LOSS

During the nine months ended March 31, 2002, the Company recorded an Argentine foreign currency transaction loss of approximately $1,844,000 related to dollar-denominated receivables resulting from the recent devaluation of Argentina's currency.

EXTRAORDINARY GAIN / LOSS

During the nine months ended March 31, 2002, the Company retired $150,376,000 of its long-term debt, at various discounts and premiums to par value and expensed the related unamortized debt issuance costs which resulted in a net after-tax extraordinary loss of $2,990,000. During the nine months ended March 31, 2001, the Company retired $33,996,000 of its long-term debt at a discount, and expensed the related unamortized debt issuance costs which resulted in a net after-tax extraordinary gain of $1,098,000.

INCOME TAXES

The Company's income tax expense for the nine months ended March 31, 2002 increased $6,805,000 to an expense of $28,818,000 from an expense of $22,013,000 for the nine months ended March 31, 2001. The increase in income tax expense is due to the increase in pretax income. The Company's effective tax rate for the nine months ended March 31, 2002 and March 31, 2001 was 38%. The effective tax rates vary from the statutory rate of 35% principally because of the disallowance of certain goodwill amortization (for the nine months ended March 31, 2001), and other non-deductible expenses and the effects of state and local taxes.

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

LONG-TERM DEBT

SENIOR CREDIT FACILITY

As of March 31, 2002, the Company had a senior credit facility (the "Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $100,000,000 revolving loan facility. In addition, up to $30,000,000 of letters of credit can be issued under the Senior Credit Facility, but any outstanding letters of credit reduce the borrowing availability under the revolving loan facility. The commitment to make revolving loans will reduce to $75,000,000 on September 14, 2002. The revolving loan commitment will terminate on September 14, 2003, and all revolving loans must be paid on or before that date. As of March 31, 2002, no funds were outstanding under the revolving loan facility and approximately $14,479,000 of letters of credit related to workman's compensation insurance were outstanding. The Company drew down approximately $43 million on January 14, 2002 in order to redeem the 14% Senior Subordinated Notes. The funds were repaid with the issuance of additional 8 3/8% Notes in March 2002.

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

8 3/8% SENIOR NOTES

On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The cash proceeds from the private placement, net of fees and expenses, were used to repay all of the remaining balance of the Tranche B term loan under the Senior Credit Facility, and a portion of the revolving loan facility under the Senior Credit Facility then outstanding. On March 1, 2002, the Company completed a private placement of an additional $100,000,000 of 8 3/8% Senior Notes due 2008 at 101.5% of par.
The cash proceeds from the private placement, net of fees and expenses, were used to repay all of the remaining balance of the revolving loan facility under the Senior Credit Facility. The 8 3/8% Senior Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility and the Dawson 9 3/8% Senior Notes. At March 31, 2002, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding.

14% SENIOR SUBORDINATED NOTES

On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase (as subsequently adjusted) 2,173,433 shares of the Company's Common Stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. ("Dawson"). The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the Dawson 9 3/8% Senior Notes and the 8 3/8 % Senior Notes. The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. As of March 31, 2002, 63,500 Unit Warrants had been exercised leaving 86,500 Unit Warrants outstanding.

On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity. On January 14, 2002 the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in an extraordinary loss before taxes of approximately $8,468,000. At March 31, 2002, $97,500,000 principal amount of the 14% Senior Subordinated Notes remained outstanding.

5% CONVERTIBLE SUBORDINATED NOTES

In late September and early October 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes, the Dawson 9 3/8% Senior Notes, and the 8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. During the quarter ended March 31, 2002, the Company repurchased (and canceled) $115,000 principal amount of the 5% Convertible Subordinated Notes, leaving $50,237,000 principal amount of the 5% Convertible Subordinated Notes outstanding at March 31, 2002.

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

                 RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

Recently the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"), and Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). SFAS 143 establishes requirements for the accounting for removal costs associated with asset retirements. SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item and amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. The Company is currently assessing the impact of these standards on its consolidated financial statements.

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

                               INTEREST RATE RISK

At March 31, 2002, the Company had long-term debt and capital lease obligations outstanding of $445,720,000. Of this amount $421,638,000, or 95%, bears interest at fixed rates as follows:

                                                                                            BALANCE AT
                                                                                          MARCH 31, 2002
                                                                                          --------------
                                                                                            (THOUSANDS)
     8 3/8% Senior Notes Due 2008.....................................................       $ 276,482
     14% Senior Subordinated Notes Due 2009...........................................          94,216
     5% Convertible Subordinated Notes Due 2004.......................................          50,237
     Other (rates generally ranging from 8.0% to 9 3/8%)..............................             703
                                                                                             ----------
                                                                                             $ 421,638
                                                                                             ==========

The remaining $24,082,000 of long-term debt and capital lease obligations outstanding as of March 31, 2002 bears interest at floating rates which averaged approximately 4.8% at March 31, 2002. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2002 would equal approximately 48 basis points. Such an increase in interest rates would increase Key's fiscal 2002 interest expense by approximately $100,000 assuming borrowed amounts remain outstanding.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                              FOREIGN CURRENCY RISK

Recently, the Argentine government suspended the law tying the Argentine peso to the U.S. dollar at the conversion ratio of 1:1 and created a dual currency system in Argentina. Key's net assets from its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos as of December 31, 2001. Assets and liabilities of the Argentine operations were translated to U.S. dollars at March 31, 2002 and December 31, 2001, using the applicable free market conversion ratio of 2.9:1 and 1.6:1, respectively. Key's net earnings and cash flows from its Argentina subsidiaries were tied to the U.S. dollar for the six months ended December 31, 2001 and will be based on the U.S. dollar equivalent of such amounts measured in Argentine pesos for periods after December 31, 2001. Revenues, expenses and cash flow will be translated using the average exchange rates during the periods after December 31, 2001. See
Note 10 to the consolidated financial statements.

A 10% change in the Argentine peso to the U.S. dollar exchange rate would not be material to the net assets, net earnings or cash flows of Key.

Key's net assets, net earnings and cash flows from its Canadian subsidiary are based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of the Canadian operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues and expenses are translated using the average exchange rate during the reporting period.

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

As of March 31, 2002, Key had oil and natural gas price collars and put options in place, as detailed in the following table. The total fiscal 2002 hedged oil and natural gas volumes represent 42% and 34%, respectively, of estimated 2002 calendar year total production. A 10% variation in the market price of oil or natural gas from their levels at March 31, 2002 would not have a material impact on the Company's net assets, net earnings or cash flows (as derived from the commodity option contracts).

The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at March 31, 2002:

                                MONTHLY VOLUMES                                 STRIKE PRICE
                                ---------------
                                         NATURAL                               PER BBL/MMBTU
                                OIL        GAS                                 -------------
                              (BBLS)     (MMBTUS)          TERM              FLOOR        CAP        FAIR VALUE
                              ------     --------          ----              -----        ---        ----------
   At March 31, 2002
     Oil Puts...........       5,000           -     Mar 2002-Feb 2003       $22.00       -            $ 46,000
     Natural Gas Puts...           -      75,000     Mar 2002-Feb 2003       $ 3.00       -            $131,000

     (The strike prices for oil puts are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas puts are based on the Inside FERC-El Paso Permian spot price.)

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

          None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On January 31, 2002, a meeting of the holders of Common Stock was held to elect the Company's Board of Directors. Only the holders of record as of the close of business on December 28, 2001 (the "Record Date") were entitled to notice of and to vote at the meeting and at any adjournment thereof. On the Record Date, the outstanding number of shares entitled to vote consisted of 107,955,279 shares of the Company's common stock. The stockholders took the following action at the meeting:

          Elected the following seven Directors, with the votes indicated opposite each director's name:

                                  For                   Against
                              ----------               ---------
Francis D. John               96,043,005               2,723,271
David J. Breazzano            98,128,160                 638,116
Kevin P. Collins              98,120,919                 645,357
William D. Fertig             94,574,643               4,191,633
W. Phillip Marcum             98,121,494                 644,782
J. Robinson West              98,097,445                 651,832
Morton Wolkowitz              98,121,435                 644,841

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits

                    1.1 Underwriting Agreement, dated February 22, 2002, among Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc. and First Albany Corporation (Incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File No. 1-8038).

                    4.1 Indenture dated as of February 22, 2002 among the Registrant and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File No. 1-8038).

                    4.2 First Supplemental Indenture dated March 1, 2002 among the Registrant, the Guarantors (as defined therein) and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 1, 2002, File No. 1-8038).

                    10.1 Eleventh Amendment to the Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Registrant, the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File No. 1-8038).

                    10.2 Twelfth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Registrant, the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated February 27, 2002, File No. 1-8038).

                    *10.3 Employment Agreement between Key Energy Services, Inc.
                          and Thomas K. Grundman dated February 15, 2002.

                    25.1 Statement of Eligibility of Trustee, U.S. Bank National Association, a national banking association, on Form T-1 (Incorporated by reference to Exhibit 25.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File No. 1-8038).

          (b) The Company filed the following reports on Form 8-K during the quarter ended March 31, 2002:

               (i) Current report on Form 8-K dated February 20, 2002 filed to report recent developments regarding the Company's Argentina operations.

               (ii) Current report on Form 8-K dated February 27, 2002 filed to report the offering of up to $100,000 of the Company's 8 3/8% Series C Notes due 2008.

               (iii) Current report on Form 8-K dated March 1, 2002 filed to report the Supplemental Indenture for the 8 3/8% Series C Notes of the Company.

----------
* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KEY ENERGY SERVICES, INC.

Dated: May 15, 2002           By: /s/ FRANCIS D. JOHN
                                  --------------------------------------
                                  Francis D. John
                                  President and Chief Executive Officer

Dated: May 15, 2002           By: /s/ ROYCE W. MITCHELL
                                  --------------------------------------
                                  Royce W. Mitchell
                                  Chief Financial Officer and
                                  Chief Accounting Officer