Form 10-K
period 2002-06-30
KEY ENERGY SERVICES INC
filed 2002-09-30
CIK 318996

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K
(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                               OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM              TO
                                           ------------    ------------

                          COMMISSION FILE NUMBER 1-8038

                                   -----------

                           KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                    MARYLAND                              04-2648081
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)               Identification No.)

          6 DESTA DRIVE, MIDLAND, TEXAS                     79705
    (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (915) 620-0300

                                   -----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/: No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of September 27, 2002 was approximately $987,327,248.

Common Shares outstanding at September 27, 2002: 127,432,461

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ended June 30, 2002 are incorporated by reference in Part III of this report.

================================================================================

                            KEY ENERGY SERVICES, INC.

                                      INDEX


PART I.

Item 1.           Business.....................................................................................   3

Item 2.           Properties...................................................................................  10

Item 3.           Legal Proceedings and Other Actions..........................................................  11

Item 4.           Submission of Matters to a Vote of Security Holders..........................................  11

PART II.

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters....................  11

Item 6.           Selected Financial Data......................................................................  12

Item 7.           Management's Discussion and Analysis of Results of Operations and Financial Condition........  13

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk...................................  20

Item 8.           Consolidated Financial Statements and Supplementary Data.....................................  22

Item 9.           Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.........  59

PART III.

Item 10.          Directors and Executive Officers.............................................................  59

Item 11.          Executive Compensation.......................................................................  59

Item 12.          Security Ownership of Certain Beneficial Owners and Management...............................  59

Item 13.          Certain Relationships and Related Transactions...............................................  59

Item 14.          Disclosure Controls and Procedures...........................................................  59


PART IV.

Item 15.          Exhibits, Financial Statements and Reports on Form 8-K.......................................  59

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

- the existence of operating risks inherent in the well servicing, contract drilling and ancillary oilfield services; and

- general economic conditions, the existence of regulatory uncertainties, and the possibility of political instability in any of the countries in which Key does business, in addition to other matters discussed under "Part II - Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition."


                                     PART I

ITEM 1.  BUSINESS.


                                   THE COMPANY

         Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,486 well service rigs and 1,719 oilfield service vehicles as of June 30, 2002. Key provides a complete range of well services to major oil companies and independent oil and natural gas production companies, including: rig-based well maintenance, workover, completion, and recompletion services (including horizontal recompletions); oilfield trucking services; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and the ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina, Egypt and Ontario, Canada. Key is also a leading onshore drilling contractor, with 79 land drilling rigs as of June 30, 2002. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin region and Texas Panhandle.

         Key's principal executive office is located at 6 Desta Drive, Midland, Texas 79705. Key's phone number is (915) 620-0300 and website address is www.keyenergy.com.

                                BUSINESS STRATEGY

         Key has built its leadership position through the consolidation of smaller, less viable competitors. This consolidation, together with a continuing decline in the number of available domestic well service rigs due to attrition, cannibalization and transfers outside of the United States, has given Key the opportunity to strengthen its position within the industry during fiscal 2001 and 2002. Key has focused on maximizing results by reducing debt, building strong customer alliances, refurbishing rigs and related equipment, and training personnel to maintain a qualified and safe employee base.

         REDUCING DEBT. Over the past fiscal year, Key has significantly reduced debt and strengthened its balance sheet. At June 30, 2002, Key's long-term funded debt net of cash and capitalized leases ("net funded debt") was approximately $366,634,000 and its net funded debt to capitalization ratio was approximately 41% as compared to approximately $468,845,000 and 50%, respectively, at June 30, 2001. Key expects to be able to continue to reduce debt from available cash flow from operations and from anticipated interest savings resulting from prior and future debt reductions and future debt refinancings.

         BUILDING STRONG CUSTOMER ALLIANCES. Key seeks to maximize customer satisfaction by offering a broad range of equipment and services combined with a highly trained and motivated labor force. As a result, Key is able to offer proactive solutions for most of its customer's wellsite needs. Key ensures consistent high standards of quality and customer satisfaction by continually evaluating its performance. Key maintains strong alliances with major oil companies as well as numerous independent oil and natural gas production companies and believes that such alliances improve the stability of demand for its oilfield services.

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

             MAJOR DEVELOPMENTS DURING AND SUBSEQUENT TO FISCAL 2002

DEPRESSED INDUSTRY CONDITIONS

         Operating conditions declined significantly during fiscal 2002 as capital spending by oil and natural gas producers for well servicing and contract drilling services decreased from prior year levels. The decreased spending was primarily due to lower commodity prices (and the perception by the Company's customers that commodity prices will decrease further) with WTI Cushing prices for light sweet crude averaging approximately $23.81 per barrel and Nymex Henry Hub natural gas prices averaging approximately $2.77 per MMbtu during fiscal 2002, as compared to an average WTI Cushing price for light sweet crude of $26.97 per barrel and an average Nymex Henry Hub natural gas price of $5.09 per MMbtu during fiscal 2001.

         The lower commodity prices during fiscal 2002 led to a rapid decrease in the demand for Key's services and equipment beginning in the December 2001 quarter as Key's customers reduced their exploration and development activity in Key's primary market areas. Beginning in late calendar 2001, rising natural gas inventories and the prospect of a slowing economy caused concern in the commodity markets which resulted in a steady decline in commodity prices. The lower commodity prices, along with the change in market sentiment, forced some of our customers to reduce/delay their capital spending plans. Despite the decline in activity, Key was successful in minimizing rate concessions; however, the decrease in demand and moderately lower rates resulted in sequential decreases in revenues, cash flow and net income in the last three quarters of fiscal 2002 over the same quarters of fiscal 2001. Key expects demand for its services to gradually improve from its existing levels as commodity prices have improved with WTI Cushing prices averaging $28.35 per barrel and Nymex Henry Hub natural gas prices averaging $3.05 per MMbtu during the month of August 2002.

         Despite the decline from fiscal 2001, crude oil prices continued to trade at healthy levels during fiscal 2002 due largely to the ability of the Organization of Petroleum Exporting Countries ("OPEC") to adhere to its production quotas designed to keep crude oil prices in the range of $22.00 to $28.00 per barrel. The adherence to the production quotas brought more stability to crude oil prices; however, between November 2001 and February 2002, crude oil prices did decline and averaged less than $20 per barrel. The decline in pricing led many oil and gas producers to reduce their capital spending until such time that commodity prices recovered. Since February 2002, crude oil prices have strengthened due to concerns of a potential Middle East conflict, lower oil inventories and the prospects of an improving economy. During this same period, natural gas prices have also improved. Since February 2002, Nymex Henry Hub prices have improved to $3.05 per MMbtu from $2.23 per MMbtu. Despite today's strong commodity prices, activity continues to remain modest, although the Company has experienced slight improvements in rig hours during the past few months. While management believes that many of its customers generally base their capital spending budgets on a crude oil price of $18.00 to $22.00 per barrel and a natural gas price of $2.00 to $2.75 per MMbtu, there can be no assurances that its customers will not postpone and/or reduce their capital spending plans if crude oil prices and natural gas prices continue to remain at or below their current levels. Assuming no further weakening in the U.S. economy and a normal winter in the United States, management believes that activity levels should improve during calendar 2003.

         The level of Key's revenues, cash flows, losses and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity (See Part II-Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition).

DEBT REDUCTION

         During fiscal 2002, Key significantly reduced its long-term debt and strengthened its balance sheet. At June 30, 2002, Key's net funded debt was approximately $366,634,000 and its net funded debt to capitalization ratio was approximately 41% as compared to approximately $468,845,000 and 50%, respectively, at June 30, 2001. Proceeds from the Equity Offering (defined below) and the Debt Offering (defined below), as well as cash flow from operations were used to accomplish this reduction in net funded debt (see Part II-Item 7-Management's Discussion and Analysis of Results of Operations and Financial Condition-Long-Term Debt).

EQUITY OFFERING

         On December 19, 2001, the Company closed a public offering of 5,400,000 shares of common stock, yielding approximately $43.2 million, or $8.00 per share, to the Company, (the "Equity Offering"). Net proceeds from the Equity Offering of approximately $42.6 million were used to temporarily reduce amounts outstanding under the Company's revolving line of credit. The net proceeds of the Equity Offering were ultimately used in January 2002 to redeem a portion of the Company's 14% Senior Subordinated Notes fully utilizing the Company's equity "claw-back" rights for up to 35% of the original $150 million issued.

DEBT OFFERING

         On March 1, 2002, Key completed a public offering of $100,000,000 of 8 3/8% Senior Notes Due 2008 at 101.5% of par (the "Debt Offering"). The cash proceeds from the public offering, net of fees and expenses, were used to repay the entire balance of the revolving loan facility then outstanding under Key's senior credit facility, with the remainder of such proceeds held in cash and ultimately used to retire a portion of Q Services, Inc.'s long-term debt.

EGYPT PROJECT

         On March 28, 2002, Key entered into a multi-year contract with Apache Corporation under which Key is providing five newly refurbished well servicing rigs for work on Apache concessions in the Western Desert of the Arab Republic of Egypt. In addition to the five well servicing rigs, Key is also providing Apache with ten heavy oilfield service vehicles under the contract.

ACQUISITIONS

         During fiscal 2002, the Company completed a series of small acquisitions for total consideration of $44,378,000, which consisted of a combination of cash and shares of the Company's common stock. None of the acquisitions completed in fiscal 2002 were individually material, thus the pro forma effect of these acquisitions is not required to be presented. Each of the acquisitions was accounted for using the purchase method and the results of the operations generated from the acquired assets are included in the Company's results of operations as of the completion date of each acquisition.

ACQUISITION OF Q SERVICES, INC.

On July 19, 2002, Key acquired Q Services, Inc. ("QSI") pursuant to an Agreement and Plan of Merger dated May 13, 2002, as amended, by and among Key, Key Merger Sub, Inc. and QSI. As consideration for the merger, the Company issued approximately 17.2 million shares of its common stock to QSI shareholders and assumed approximately $74 million of QSI's indebtedness, net of working capital. The aggregate value of the consideration, including assumed debt, was approximately $221 million. Prior to the acquisition, QSI was a privately held corporation conducting field production, pressure pumping and other service operations in Louisiana, New Mexico, Oklahoma, Texas and the Gulf of Mexico.

NEW SENIOR CREDIT FACILITY

         On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement (the "New Senior Credit Facility"). The New Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $40,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 0.75% or a Eurodollar rate plus a variable margin of 1.25% to 2.75%. The New Senior Credit Facility has customary affirmative and negative covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth, as well as limitations on liens and indebtedness and restrictions on dividends, acquisitions and dispositions.

                        DESCRIPTION OF BUSINESS SEGMENTS

         Key operates in two primary business segments which are well servicing and contract drilling. Key's operations are conducted domestically and in Argentina, Egypt and Canada. The following is a description of each of these business segments (for financial information regarding these business segments, see Note 13 to Consolidated Financial Statements-Business Segment Information).

WELL SERVICING

         Key provides a full range of well services, including rig-based services, oilfield trucking services, fishing and rental tool services, pressure pumping services and other ancillary oilfield services, necessary to maintain and workover oil and natural gas producing wells. Rig-based services include: maintenance of existing wells, workovers of existing wells, completion of newly drilled wells, recompletion of existing wells (including horizontal recompletions) and plugging and abandonment of wells at the end of their useful lives.

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

OILFIELD TRUCKING

         Upon completion of the acquisition of QSI, Key has established itself as a leading provider of liquid/vacuum truck services and fluid transportation and disposal services for operators whose wells produce saltwater and other fluids, in addition to oil and natural gas. Of the 2,233 heavy oilfield service vehicles operated by the Company following the acquisition of QSI, the Company operates 1,026 vacuum and transport trucks in the United States. In addition, Key owns approximately 2,972 frac tanks which are used in conjunction with the fluid hauling operations.

         Fluid hauling trucks are utilized in connection with drilling and workover projects, which tend to produce and use large amounts of various oilfield fluids. Fluid hauling companies transport fresh water to the well site and provide temporary storage and disposal of produced salt water and drilling/workover fluids. These fluids are picked up at the well site and transported for disposal in a salt water disposal well of which Key owns approximately 130. In addition, Key provides haul/equipment trucks that are used to move large pieces of equipment from one wellsite to the next and operates a fleet of hot oilers. Demand and pricing for these services are generally related to demand for Key's well service and drilling rigs. Fluid hauling and equipment hauling services are typically priced on a per hour basis while frac tank rentals typically are billed on a per day basis.

WELL INTERVENTION SERVICES

         Through its acquisition of QSI in July 2002, Key expanded its fishing and rental tool operations and added a pressure pumping business. These operations comprise Key's Well Intervention Services Division which is part of the well servicing line of business.

         Founded in 1993, QSI's fishing and rental tool operation, Quality Tubular Services, Inc. ("QTS"), provides fishing and rental tool services to major and independent oil and natural gas production companies primarily in the Gulf Coast region of the United States. QTS operates nine 24-hour service locations and four regional sales offices. The fishing tool supervisors have extensive experience with downhole problems. In addition, QTS offers a full line of services and equipment designed for the harsh elements from land to offshore. The rental tool inventory consists of tubulars, handling tools, pressure-control equipment and a fleet of power swivels. Key also provides fishing and rental tools through its Landmark Fishing and Rental Tools operation in the Mid-Continent region and at various locations throughout the country.

         Key's pressure pumping business operates under the name American Energy Services, Inc. ("AES"). AES provides stimulation services, cementing services, nitrogen services, hydro-testing and production chemistry services to oil and natural gas producers. Key offers a full complement of acidizing technology, fracturing technology, nitrogen technology and cementing technology services. With over 64,000 horsepower in cementing and stimulation equipment, AES is one of the largest U.S. providers of pressure pumping services. AES was established in December 1996 and operates in the Permian Basin, the San Juan Basin, and the Mid-Continent Region.

ANCILLARY OILFIELD SERVICES

         Key provides ancillary oilfield services, which include among others: wireline; well site construction; roustabout services; and foam units and air drilling services. Demand and pricing for these services are generally related to demand for Key's well service and drilling rigs.

CONTRACT DRILLING

         Key provides contract drilling services to major oil companies and independent oil and natural gas producers onshore the continental United States in the Permian Basin, the Four Corners region, Michigan, the Northeast, and the Rocky Mountains and internationally in Argentina and Ontario, Canada. Contract drilling services are primarily provided under standard dayrate, and, to a lesser extent, footage or turnkey contracts. Drilling rigs vary in size and capability and may include specialized equipment. The majority of Key's drilling rigs is equipped with mechanical power systems and has depth ratings ranging from approximately 4,500 to 12,000 feet. Key has one drilling rig with a depth rating of approximately 18,000 feet. Like workover services, the demand for contract drilling is directly related to expectations relating to, and changes in, oil and natural gas prices which in turn, are driven by the supply of and demand for these commodities.

                               FOREIGN OPERATIONS

         Key also operates each of its business segments discussed above in Argentina, Ontario, Canada and Egypt. Key's foreign operations currently own 25 well servicing rigs, 75 oilfield trucks and seven drilling rigs in Argentina, four well servicing rigs, four oilfield trucks and two drilling rigs in Ontario, Canada and five well servicing rigs in the Arab Republic of Egypt.

                                    CUSTOMERS

         Key's customers include major oil companies, independent oil and natural gas production companies, and foreign national oil and natural gas production companies. One customer in fiscal 2002, Occidental Petroleum Corporation, accounted for 10% of Key's consolidated revenues.

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

                                    EMPLOYEES

         As of June 30, 2002, Key employed approximately 7,850 persons (approximately 7,746 employees in its well servicing and contract drilling businesses and approximately 104 employees on its corporate staff). Key's employees are not represented by a labor union and are not covered by collective bargaining agreements. Key has not experienced work stoppages associated with labor disputes or grievances and considers its relations with its employees to be satisfactory.

                            ENVIRONMENTAL REGULATIONS

         Key's operations are subject to various local, state and federal laws and regulations intended to protect the environment. Key's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to Key's operations include those with respect to containment, disposal and controlling the discharge of any hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose Key to liability for the conduct of, or conditions caused by, others, or for Key's acts, which were in compliance with all applicable laws at the times such acts were performed. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on Key's financial condition. From time to time, claims have been made and litigation has been brought against Key under such laws. However, the costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on Key's operations or financial statements in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future. Management believes that it conducts Key's operations in substantial compliance with all material federal, state and local regulations as they relate to the environment. Although Key has incurred certain costs in complying with environmental laws and regulations, such amounts have not been material to Key's financial results during the past three fiscal years.

ITEM 2.  PROPERTIES.


         Key's corporate headquarters are located in Midland, Texas. Key leases office space at this location from an independent third party.

                      WELL SERVICING AND CONTRACT DRILLING

         The following table sets forth the type, number and location of the major equipment owned and operated by Key's operating divisions as of June 30, 2002:

                                                         WELL SERVICE AND       OILFIELD         DRILLING
OPERATING DIVISION                                        WORKOVER RIGS          TRUCKS            RIGS
                                                      --------------------  -------------    --------------
DOMESTIC:
  Permian Basin (well servicing).....................            468                 450              -
  Gulf Coast.........................................            252                 319              -
  Mid-Continent......................................            326                 385              -
  Four Corners.......................................             49                  91             15
  Eastern............................................             91                 253              3
  Rocky Mountains....................................            131                  58             14
  California.........................................            138                  35              -
  Key Energy Drilling (Permian Basin)................              0                  49             38
                                                      ---------------------  -------------    --------------
DOMESTIC SUBTOTAL....................................          1,455               1,640             70
                                                      ---------------------  -------------    --------------

INTERNATIONAL:
  Argentina..........................................             25                  75              7
  Canada.............................................              4                   4              2
  Egypt..............................................              2                   -              -
                                                      ---------------------  -------------    --------------
INTERNATIONAL SUBTOTAL...............................             31                  79              9
                                                      ---------------------  -------------    --------------

TOTALS...............................................          1,486               1,719             79
                                                      =====================  =============    ==============


         The Permian Basin Well Servicing division owns 36 and leases seven office and yard locations. The Gulf Coast division owns 14 and leases six office and yard locations. The Mid-Continent division owns 30 and leases 22 office and yard locations. The Four Corners division owns six and leases two office and yard locations. The Eastern division owns three and leases ten office and yard locations. The Rocky Mountain division owns 18 and leases two office and yard locations. The California division owns one and leases two office and yard locations. The Permian Basin Drilling division owns two and leases two office and yard locations. The Argentina division owns one and leases one office and yard locations. The

Canadian operation owns one yard location. Odessa Exploration owns interests in 223 gross (172 proved developed) oil leases and 57 gross (50 proved developed) gas leases. The corporate division leases two office locations in addition to its headquarters.

         All operating facilities are one story office and/or shop buildings. All buildings are occupied and considered to be in satisfactory condition.

ITEM 3.  LEGAL PROCEEDINGS AND OTHER ACTIONS.


         See Note 3 to Consolidated Financial Statements-Commitments and Contingencies.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         Key's common stock is currently traded on the New York Stock Exchange, under the symbol "KEG". As of June 30, 2002, there were 645 registered holders of 110,308,463 issued and outstanding shares of common stock, including 416,666 shares of common stock held in treasury (109,891,797 net of treasury shares).

         The following table sets forth, for the periods indicated, the high and low sales prices of Key's common stock on the New York Stock Exchange for fiscal 2002 and fiscal 2001, as derived from published sources.

                                                           HIGH        LOW
                                                          ------      -----
Fiscal Year Ending 2002:
  Fourth Quarter.......................................   $12.59      $9.63
  Third Quarter........................................    11.45       7.20
  Second Quarter.......................................     9.70       5.99
  First Quarter........................................    11.01       5.58

Fiscal Year Ending 2001:
  Fourth Quarter.......................................   $15.33      $9.55
  Third Quarter........................................    13.52       8.13
  Second Quarter.......................................    10.50       6.81
  First Quarter........................................    11.44       7.06

         There were no dividends paid on Key's common stock during the fiscal years ended June 30, 2002, 2001 or 2000. Key does not intend, for the foreseeable future, to pay dividends on its common stock. In addition, Key is contractually restricted from paying dividends under the terms of its existing credit facilities.

                    RECENT SALES OF UNREGISTERED SECURITIES

         Key did not make any unregistered sales of its securities during the twelve months ended June 30, 2002 that were not previously included in its Quarterly Reports filed for such period.

                      EQUITY COMPENSATION PLAN INFORMATION


The following table summarizes information, as of June 30, 2002, about the Company's common stock that may be issued upon the exercise of options that have been granted (i) under equity compensation plans that have been approved by the Company's shareholders and (ii) outside such plans. The only equity compensation plan that has been approved by the Company's shareholders is the Key Energy Group, Inc. 1997 Incentive Plan (the "Incentive Plan"). For a description of the Incentive Plan, see Note 8 to Consolidated Financial Statements - Stockholders' Equity. All options not issued under the Incentive Plan (the "Non-Plan Options") were approved by the Board or the Compensation Committee under individual option grants (rather than under a separate equity compensation plan not approved by the Company's shareholders). The Non-Plan Options (i) expire in ten years, (ii) vest either on the grant date or ratably over a three-year period following the grant date, (iii) have exercise prices equal to or greater than the market price at the date of grant and (iv) have other terms similar to those options granted under the Incentive Plan.

                                                                                                     Number of securities
                                         Number of securities                                      Remaining available for
                                           to be issued upon                                        future issuance under
                                              exercise of              Weighted-average           equity compensation plans
                                         outstanding options,          exercise price of            (excluding securities
                                         warrants, and rights         outstanding options,         reflected in column (a))
                                              (thousands)             warrants, and rights                (thousands)
Plan Category                                     (a)                         (b)                             (c)
----------------------------------      ----------------------       -----------------------      --------------------------
Equity compensation plans
approved by the security holders                  6,298                       $7.41                           616 (1)

Equity compensation plans
not approved by the security
holders                                           3,710                       $8.45                             0 (2)

Total                                            10,031                       $7.80                           409


   (1) The number of shares of the Company's common stock available for issuance under the Incentive Plan on any given date, subject to adjustment in certain circumstances, is equal to (i) 10% of the number of shares of the Company's common stock issued and outstanding on the last day of the calendar quarter immediately preceding such date (provided, however, that such number cannot decrease from one quarter to the next quarter), less (ii) the number of shares of the Company's common stock previously granted under the Incentive Plan through such date, plus (iii) the number of shares of the Company's common stock previously granted under the Incentive Plan that have been forfeited through such date.

   (2) Because the Non-Plan Options are comprised of individual grants outside the Incentive Plan, all shares available for issuance under the Non-Plan Options are reflected in column (a).

ITEM 6. SELECTED FINANCIAL DATA.

                                                                                FISCAL YEAR ENDED JUNE 30,
                                                              ------------------------------------------------------------------
                                                                  2002        2001           2000         1999(1)        1998
                                                              ------------------------------------------------------------------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues ............................................   $   802,564    $   873,262    $   637,732    $   491,817    $   424,543
  Operating costs:
    Direct costs (4) ..................................       554,773        582,154        471,169        374,308        296,328
    Depreciation, depletion and amortization ..........        78,265         75,147         70,972         62,074         31,001
    General and administrative (4) ....................        59,494         60,118         51,637         56,156         36,933
    Interest ..........................................        43,332         56,560         71,930         67,401         21,476
    Foreign currency transaction loss, Argentina ......         1,443              -              -              -              -
    Debt issuance costs ...............................             -              -              -          6,307              -
    Restructuring charge ..............................             -              -              -          4,504              -
  Income (loss) before income taxes, minority interest,
     and extraordinary items ..........................        65,257         99,283        (27,976)       (78,933)        38,805
  Net income (loss) ...................................        38,146         62,710        (18,959)       (53,258)        24,175
  INCOME (LOSS) PER COMMON SHARE:
    Basic .............................................   $      0.36    $      0.63    $     (0.23)   $     (1.94)   $      1.41
    Diluted ...........................................   $      0.35    $      0.61    $     (0.23)   $     (1.94)   $      1.23
  Average common shares outstanding:
    Basic .............................................       105,766         98,195         83,815         27,501         17,153
    Assuming full dilution ............................       107,462        102,271         83,815         27,501         24,024
  Common shares issued at period end ..................       110,308        101,440         97,210         82,738         18,267
  Market price per common share at period end .........   $     10.50    $     10.84    $      9.64    $      3.56    $     13.12
  Cash dividends paid on common shares ................             -              -              -              -              -
BALANCE SHEET DATA:
  Cash ................................................   $    54,147    $     2,098    $   109,873    $    23,478    $    25,265
  Current assets ......................................       192,073        206,150        253,589        132,543        127,557
  Property and equipment ..............................     1,093,104      1,014,675        920,437        871,940        547,537
  Property and equipment, net .........................       808,900        793,716        760,561        769,562        499,152
  Total assets ........................................     1,242,995      1,228,284      1,246,265      1,148,138        698,640
  Current liabilities .................................        96,628        115,553         92,848         73,151         48,029
  Long-term debt, including current portion ...........       443,610        493,907        666,600        699,978        399,779
  Stockholders' equity ................................       536,866        476,878        382,887        288,094        154,928
OTHER DATA:
  Adjusted EBITDA (2) .................................       188,465    $   232,253    $   116,574    $    67,281    $    92,108
  Net cash provided by (used in):
    Operating activities ..............................       178,716        143,347         34,860        (13,427)        40,925
    Investing activities ..............................      (108,749)       (83,980)       (37,766)      (294,654)      (306,339)
    Financing activities ..............................       (17,315)      (167,142)        89,301        306,294        248,975
  Working capital .....................................        95,445         90,597        160,741         59,392         79,528
  Book value per common share (3) .....................   $      4.87    $      4.70    $      3.94    $      3.47    $      8.48

(1) FINANCIAL DATA FOR THE YEAR ENDED JUNE 30, 1999 INCLUDES THE ALLOCATED PURCHASE PRICE OF DAWSON PRODUCTION SERVICES, INC. AND THE RESULTS OF THEIR OPERATIONS, BEGINNING SEPTEMBER 15, 1998.
(2) ADJUSTED EBITDA IS NET INCOME BEFORE INTEREST EXPENSE, INCOME TAXES, DEPRECIATION, DEPLETION AND AMORTIZATION, BAD DEBT EXPENSE, DEBT ISSUANCE COSTS CHARGED TO EARNINGS, RESTRUCTURING CHARGE, FOREIGN CURRENCY TRANSACTION LOSS AND EXTRAORDINARY ITEMS. ADJUSTED EBITDA IS PRESENTED BECAUSE OF ITS ACCEPTANCE AS A COMPONENT OF A COMPANY'S POTENTIAL VALUATION IN COMPARISON TO COMPANIES IN THE SAME INDUSTRY AND OF A COMPANY'S ABILITY TO SERVICE OR INCUR DEBT. MANAGEMENT INTERPRETS TRENDS INDICATED BY CHANGES IN ADJUSTED EBITDA AS AN INDICATOR OF THE EFFECTIVENESS OF ITS STRATEGIES IN ACHIEVING REVENUE GROWTH AND CONTROLLING DIRECT AND INDIRECT COSTS OF SERVICES PROVIDED. INVESTORS SHOULD CONSIDER THAT THIS MEASURE DOES NOT TAKE INTO CONSIDERATION DEBT SERVICE, INTEREST EXPENSES, COSTS OF CAPITAL, IMPAIRMENTS OF LONG LIVED ASSETS, DEPRECIATION OF PROPERTY, THE COST OF REPLACING EQUIPMENT OR INCOME TAXES. ADJUSTED EBITDA SHOULD NOT BE CONSIDERED AS AN ALTERNATIVE TO NET INCOME, INCOME BEFORE TAXES, CASH FLOWS FROM OPERATING ACTIVITIES OR ANY OTHER MEASURE OF FINANCIAL PERFORMANCE PRESENTED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND IS NOT INTENDED TO REPRESENT CASH FLOW. ADJUSTED EBITDA MAY NOT BE COMPARABLE TO SIMILARLY TITLED MEASURES OF OTHER COMPANIES.
(3) BOOK VALUE PER COMMON SHARE IS STOCKHOLDERS' EQUITY AT PERIOD END DIVIDED BY THE NUMBER OF ISSUED COMMON SHARES AT PERIOD END.
(4) INCLUDES UNUSUAL ITEMS OF APPROXIMATELY $8.5 MILLION FOR DIRECT COSTS AND APPROXIMATELY $1.0 MILLION FOR GENERAL AND ADMINISTRATIVE DURING FISCAL 2002
AS PREVIOUSLY DISCUSSED IN THE COMPANY'S AUGUST 20, 2002 PRESS RELEASE.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


         Special Note: Certain statements set forth below under this caption constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

         The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. Certain reclassifications have been made to the consolidated financial statements for the years ended June 30, 2001 and 2000 to conform to the year end June 30, 2002 presentation. The reclassifications consist primarily of reclassifying certain items from general and administrative expense to direct expense.

                              RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2002 VERSUS FISCAL YEAR ENDED JUNE 30, 2001

         The Company's results of operations for the year ended June 30, 2002 reflect the impact of a decline in industry conditions resulting from decreased commodity prices (and its customers' perception that commodity prices may decrease further) which in turn caused a decline in demand for the Company's equipment and services partially offset by minimizing rate concessions and lower interest charges during fiscal 2002 (see Part I - Item 1 - Major Developments During Fiscal 2002 - Unfavorable Industry Conditions

THE COMPANY

         Revenues for the year ended June 30, 2002 decreased $70,698,000, or 8.1%, to $802,564,000 from $873,262,000 in fiscal 2001, while net income for fiscal 2002 decreased $24,564,000, or 39.2%, to $38,146,000 from a net income of $62,710,000 in fiscal 2001. The decrease in revenues and net income is due to lower levels of activity partially offset by higher pricing, with lower interest expense from debt reduction also contributing to net income.

OPERATING REVENUES

         WELL SERVICING. Well servicing revenues for the year ended June 30, 2002 decreased $51,644,000, or 6.8%, to $706,629,000 from $758,273,000 in fiscal
2001. The decrease was due to lower demand for the Company's well servicing equipment and services partially offset by higher pricing.

         CONTRACT DRILLING. Contract drilling revenues for the year ended June 30, 2002 decreased $20,562,000, or 19.1%, to $87,077,000 from $107,639,000 in fiscal 2001. The decrease was due to lower demand for the Company's contract drilling equipment and services partially offset by higher pricing.

OPERATING EXPENSES

         WELL SERVICING. Well servicing expenses for the year ended June 30, 2002 decreased $10,643,000, or 2.1%, to $489,681,000 from $500,324,000 in fiscal
2001. The decrease in expenses is due to lower activity levels partially offset by higher insurance costs primarily in workers compensation and health care. Despite the decreased costs, well servicing expenses as a percentage of well servicing revenues increased from 66.0% for fiscal 2001 to 69.3% for fiscal 2002 primarily due to the increase in insurance costs.

         CONTRACT DRILLING. Contract drilling expenses for the year ended June 30, 2002, decreased $16,805,000, or 21.7%, to $60,561,000 from $77,366,000 in fiscal 2001. The decrease is due to lower activity levels partially offset by higher insurance costs primarily in workers compensation and health care. Contract drilling expenses as a percentage of contract drilling revenues decreased from 71.9% in fiscal 2001 to 69.5% in fiscal 2002. The margin improvement is due to improved operating efficiencies and the effects of higher pricing partially offset by the increase in insurance costs.

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

         The Company's depreciation, depletion and amortization expense for the year ended June 30, 2002 increased $3,118,000, or 4.1%, to $78,265,000 from
$75,147,000 in fiscal 2001. The increase is due to recent acquisitions and increased capital expenditures during the past year as the Company continued major refurbishments of well servicing and contract drilling equipment partially offset by discontinued amortization of goodwill, which amounted to $9,322,000 in fiscal 2001, because of the Company's adoption of SFAS 142.

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses for the year ended June 30, 2002 decreased $624,000, or 1.0%, to $59,494,000 from $60,118,000 in fiscal 2001. The decrease was due to reductions in incentive payroll costs partially offset by additional expenses incurred as a result of moving the corporate headquarters to Midland, Texas from East Brunswick, New Jersey and increases in personnel supporting information technology functions. Despite the decreased costs, general and administrative expenses as a percentage of total revenues increased from 6.9% in fiscal 2001 to 7.4% in fiscal 2002.

INTEREST EXPENSE

         The Company's interest expense for the year ended June 30, 2002 decreased $13,228,000, or 23.4%, to $43,332,000 from $56,560,000 in fiscal 2001.
The decrease was primarily due to a significant reduction in the Company's long-term debt using proceeds from the equity offering, the debt offering and operating cash flow, and to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $2,581,000 and $3,578,000 for the years ended June 30, 2002 and 2001, respectively.

FOREIGN CURRENCY TRANSACTION LOSS

         During fiscal 2002, the Company recorded an Argentine foreign currency transaction loss of approximately $1,443,000 related to dollar-denominated receivables resulting from the recent devaluation of Argentina's currency.

EXTRAORDINARY GAIN (LOSS)

         During fiscal 2002, the Company repurchased $150,908,000 of its long-term debt at various discounts and premiums to par value and expensed related unamortized debt issuance costs, all of which resulted in an after-tax extraordinary loss of $3,037,000.

INCOME TAXES

         The Company's income tax expense for the year ended June 30, 2002 decreased $12,928,000 to $24,074,000 from $37,002,000 in fiscal 2001. The decrease in income tax expense is due to decreased pre-tax income. The Company's effective tax rate for fiscal 2002 and 2001 was 36.9% and 37.3%, respectively. The effective tax rates vary from the statutory federal rate of 35% principally because of the disallowance of certain goodwill amortization (for the year ended June 30, 2001), and other non-deductible expenses and the effects of state and local taxes.

CASH FLOW

         The Company's net cash provided by operating activities for the year ended June 30, 2002 increased $35,369,000 to $178,716,000 from $143,347,000 in fiscal 2001. The increase, despite lower net income in fiscal 2002, is primarily due to a decrease in accounts receivable in fiscal 2002 compared to an increase in accounts receivable in fiscal 2001.

         The Company's net cash used in investing activities for the year ended June 30, 2002 increased $24,769,000 to

$108,749,000 from $83,980,000 in fiscal 2001. The increase is due primarily to higher capital expenditures and an increase in acquisitions.

         The Company's net cash used in financing activities for the year ended June 30, 2002 decreased $149,827,000 to $17,315,000 from $167,142,000 in fiscal
2001. The decrease is primarily the result of higher proceeds from debt and equity offerings in fiscal 2002 compared to fiscal 2001. While the Company continued its strategy and significantly reduced debt in fiscal 2002, total debt reductions in fiscal 2002 decreased compared to fiscal 2001.

         The effect of exchange rates on cash for the year ended June 30, 2002 was a use of $603,000. This was a result of the devaluation of the Argentine peso in fiscal 2002.

FISCAL YEAR ENDED JUNE 30, 2001 VERSUS FISCAL YEAR ENDED JUNE 30, 2000

         The Company's results of operations for the year ended June 30, 2001 reflect the impact of favorable industry conditions resulting from increased commodity prices which in turn caused increased demand for the Company's equipment and services during fiscal 2001. The positive impact of this increased demand on the Company's operating results was partially offset by increased operating expenses incurred as a result of the increase in the Company's business activity.

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

OPERATING REVENUES

         WELL SERVICING. Well servicing revenues for the year ended June 30, 2001 increased $198,781,000 or 35.5%, to $758,273,000 from $559,492,000 in fiscal 2000. The increase was due to increased demand for the Company's well servicing equipment and services and higher pricing.

         CONTRACT DRILLING. Contract drilling revenues for the year ended June 30, 2001 increased $39,211,000, or 57.3%, to $107,639,000 from $68,428,000 in fiscal 2000. The increase was due to increased demand for the Company's contract drilling equipment and services and higher pricing.

OPERATING EXPENSES

         WELL SERVICING. Well servicing expenses for the year ended June 30, 2001 increased $91,601,000, or 22.4%, to $500,324,000 from $408,723,000 in fiscal 2000. The increase in expenses is due to higher utilization of the Company's well servicing equipment, higher labor costs and the overall increase in the Company's well servicing business. Despite the increased costs, well servicing expenses as a percent of well servicing revenues decreased from 73.1% for fiscal 2000 to 66.0% for fiscal 2001. The margin improvement is due to improved operating efficiencies and the effects of higher pricing.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         The Company's general and administrative expenses for the year ended June 30, 2001 increased $8,481,000, or 16.4%, to $60,118,000 from $51,637,000 in fiscal 2000. The increase was due to higher administrative costs resulting from the growth of the Company's operations as a result of improved industry conditions. Despite the increased costs, general and administrative expenses as a percentage of total revenues declined from 8.1% in fiscal 2000 to 6.9% in fiscal 2001.

INTEREST EXPENSE

         The Company's interest expense for the year ended June 30, 2001 decreased $15,370,000, or 21.4%, to $56,560,000 from $71,930,000 in fiscal 2000.
The decrease was primarily due to the impact of the long-term debt reduction during fiscal 2001 and, to a lesser extent, lower short-term interest rates and borrowing margins on floating rate debt.

EXTRAORDINARY GAIN

         During fiscal 2001, the Company repurchased $257,115,000 of its long-term debt at various discounts and premiums to par value and expensed related unamortized debt issue costs, all of which resulted in an after-tax extraordinary gain of $429,000.

INCOME TAXES

         The Company's income tax expense for the year ended June 30, 2001 increased $44,408,000 to $37,002,000 from a benefit of $7,406,000 in fiscal 2000. The increase in income tax expense is due to increased pre-tax income. The Company's effective tax rate for fiscal 2001 and 2000 was 37.3% and (26.5)%, respectively. The effective tax rates vary from the statutory federal rate of 35% principally because of certain non-deductible goodwill amortization, other non-deductible expenses and state and local taxes.

CASH FLOW

         The Company's net cash provided by operating activities for the year ended June 30, 2001 increased $108,487,000 to $143,347,000 from $34,860,000 in fiscal 2000. The increase is due to higher revenues resulting from increased demand for the Company's equipment and services and higher pricing, partially offset by higher operating and general and administrative expenses resulting from increased business activity.

         The Company's net cash used in investing activities for the year ended June 30, 2001 increased $46,214,000 to $83,980,000 from $37,766,000 in fiscal
2000. The increase is due primarily to higher capital expenditures.

         The Company's net cash used in financing activities for the year ended June 30, 2001 increased $256,443,000 to a use of $167,142,000 from cash provided of $89,301,000 in fiscal 2000. The increase is primarily the result of significant debt reduction during fiscal 2001, partially offset by proceeds from the Company's fiscal 2001 debt offering and the exercise of stock options and warrants.

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

         The Company's cash and cash equivalents increased $52,049,000 to $54,147,000 as of June 30, 2002 from $2,098,000 as of June 30, 2001.

         The Company expects to finance its capital expenditures using net cash provided by operating activities and available credit. The Company believes that its cash flow and, to the extent required, borrowings under its current and future credit facilities, will be sufficient to fund such expenditures.

         As of June 30, 2002 the Company had working capital (excluding the current portion of long-term debt of $7,674,000) of approximately $103,119,000, which includes cash and cash equivalents of approximately $54,147,000, as compared to working capital (excluding the current portion of long-term debt of $7,946,000) of approximately $98,543,000, which includes cash and cash equivalents of approximately $2,098,000, as of June 30, 2001. The increase in working capital is primarily due to an increase in cash and cash equivalents, a decrease in accounts payable and is partially offset by a decrease in accounts receivable and inventories.

LONG-TERM DEBT

         Other than capital lease obligations and miscellaneous notes payable, as of June 30, 2002, the Company's long-term debt was comprised of
(i) a senior credit facility, (ii) a series of 8 3/8% Senior Notes Due 2008,
(iii) a series of 14% Senior Subordinated Notes Due 2009, and (iv) a series of 5% Convertible Subordinated Notes Due 2004.

SENIOR CREDIT FACILITY

         During fiscal 2002, the Company had a senior credit facility (the "Prior Senior Credit Facility") with a syndicate of banks led by PNC Bank, N.A. which consisted of a $100,000,000 revolving loan facility. In addition, up to $30,000,000 of letters of credit could be issued under the Prior Senior Credit Facility, but any outstanding letters of credit reduced the borrowing availability under the revolving loan facility. As of June 30, 2002, no funds were outstanding under the revolving loan facility and approximately $27,963,000 of letters of credit related to workman's compensation insurance were outstanding. The Company drew down approximately $43 million on January 14, 2002 in order to redeem the 14% Senior Subordinated Notes. The funds were repaid with the issuance of additional 8 3/8% Notes in March 2002.

         The revolving loan bore interest based upon, at the Company's option, the prime rate plus a variable margin of 0.75% to 2.00% or a Eurodollar rate plus a variable margin of 2.25% to 3.50%.

         On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement (the "New Senior Credit Facility"). The New Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $40,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 0.75% or a Eurodollar rate plus a variable margin of 1.25% to 2.75%. The New Senior Credit Facility has customary affirmative and negative covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth, as well as limitations on liens and indebtedness and restrictions on dividends, acquisitions and dispositions.

8 3/8% SENIOR NOTES

         On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Senior Credit Facility, and a portion of the revolving loan facility under the Senior Credit Facility then outstanding. On March 1, 2002, the Company completed a public offering of an additional $100,000,000 of 8 3/8% Senior Notes due 2008. The net cash proceeds from the public offering were used to repay all of the remaining balance of the revolving loan facility under the Senior Credit Facility. The 8 3/8% Senior Notes are senior unsecured obligations. The 8 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness which includes borrowings under the Senior Credit Facility.

         On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before March 1, 2004, the Company may redeem up to

35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

                  At June 30, 2002, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding. The 8 3/8% Senior Notes require semi-annual interest payments on March 1 and September 1 of each year. Interest payments of approximately $7,125,000 and $7,328,000 were paid on September 1, 2001 and March 1, 2002, respectively.

14% SENIOR SUBORDINATED NOTES

         On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,173,433 shares of the Company's Common Stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. ("Dawson").

         On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity. During fiscal 2001, the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in an extraordinary loss before taxes of approximately $2,561,000. On January 14, 2002, the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in an extraordinary loss before taxes of approximately $8,468,000. Also, during fiscal 2002, the Company purchased and canceled $6,784,000 principal amount of the 14% Senior Subordinated Notes at a price of 116% of the principal amount plus accrued interest. These transactions resulted in extraordinary losses before taxes of approximately $1,821,000.

         The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility and the 8 3/8% Senior Notes.

         At June 30, 2002, $97,500,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year. Interest payments of approximately $9,778,000 and $6,825,000 were made on July 15, 2001 and January 15, 2002, respectively. As of June 30, 2002, 63,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 86,500 Unit Warrants outstanding.

5% CONVERTIBLE SUBORDINATED NOTES

         In late September and early October 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the
8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on and after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

         During fiscal 2001, the Company repurchased (and canceled) $47,384,000 principal amount of the 5% Convertible Subordinated Notes. These repurchases resulted in extraordinary gains before taxes of approximately $4,564,000. During fiscal 2002, the Company repurchased (and canceled) $108,475,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,951,000 principal amount of the 5% Convertible Subordinated Notes outstanding at June 30, 2002. These repurchases resulted in extraordinary gains before taxes of approximately $5,633,000. Since June 30, 2002, the Company has repurchased (and canceled) an additional $204,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,747,000 outstanding as of September 30, 2002. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15 of each year. Interest of approximately $3,027,000 and $1,259,000 was paid on September 15, 2001 and March 15, 2002, respectively.

                          CRITICAL ACCOUNTING POLICIES

         The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included herein.

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

                 RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

         Recently the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"), Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145") and Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 143 requires the Company to recognize a liability for all legal obligations associated with the retirement of tangible long lived assets and capitalize and equal amount as a cost of the asset and depreciate it over the estimated remaining useful life of the asset. The adoption of SFAS 143 could have a material impact to the Company depending on the lives of its oil and gas properties and salt water disposal wells. SFAS 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS 145 rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, and amends Statement No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. Upon adoption of SFAS 145, the Company will no longer record the gains and losses from the extinguishment of debt as extraordinary items. The impact of the adoption of SFAS 145 to the Company will depend on the Company's early retirements of debt. SFAS 146 establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of these standards on its consolidated financial statements.


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

                               INTEREST RATE RISK

         At June 30, 2002 Key had long-term debt outstanding of $443,610,000. Of this amount, $420,781,000 or 94.9%, bears interest at fixed rates as follows:

                                                                     BALANCE AT
                                                                    JUNE 30, 2002
                                                                   ----------------
                                                                     (THOUSANDS)
8 3/8 % Senior Notes Due 2008.....................................     $276,433
14% Senior Subordinated Notes Due 2009............................       94,257
5% Convertible Subordinated Notes Due 2004........................       49,951
Other (at approximately 8%).......................................          140
                                                                   ----------------
                                                                       $420,781
                                                                   ================

         The remaining $22,829,000 debt outstanding as of June 30, 2002 bears interest at floating rates which averaged approximately 6.66% at June 30, 2002. A 10% increase in short-term interest rates on the floating-rate debt outstanding at June 30, 2002 would equal approximately 67 basis points. Such an increase in interest rates would increase Key's fiscal 2003 interest expense by approximately $200,000 assuming borrowed amounts remain outstanding.

         The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                              FOREIGN CURRENCY RISK

         During fiscal 2002, the Argentine government suspended the law tying the Argentine peso to the U.S. dollar at the conversion ratio of 1:1 and created a dual currency system in Argentina. Key's net assets of its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos as of December 31, 2001. Assets and liabilities of the Argentine operations were translated to U.S. dollars at June 30, 2002 using the applicable free market conversion ratio of 3.9:1 and will be translated at future dates using the applicable free market conversion ratio on such dates. Key's net earnings and cash flows from its Argentina subsidiaries were tied to the U.S. dollar for the six months ended December 31, 2001 and are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos for periods after December 31, 2001. Revenues, expenses and cash flow will be translated using the average exchange rates during the periods after December 31, 2001. See Note 18 to the consolidated financial statements.

         The change in the Argentine peso to the U.S. dollar exchange rate since December 31, 2001 has reduced stockholders' equity by $48,383,000, through a charge to other comprehensive loss through June 30, 2002.

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

         A 10% change in the Canadian-to-U.S. Dollar exchange rate would not be material to the net assets, net earnings or cash flows of the Company.

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

         As of June 30, 2002, Key had oil and natural gas price collars and put options in place, as detailed in the following table. The total fiscal 2002 hedged oil and natural gas volumes represent approximately 41% and 32%, respectively, of expected 2002 calendar year total production. A 10% variation in the market price of oil or natural gas from their levels at June 30, 2002 would have no material impact on the Company's net assets, net earnings or cash flows (as derived from commodity option contracts).

         The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2002 and 2001:

                          MONTHLY INCOME                                 STRIKE PRICE
                          --------------                                PER BBL/MMBTU
                         OIL         GAS                                -------------
                        (BBLS)     (MMBTU)           TERM             FLOOR        CAP      FAIR VALUE
                        ------     -------           ----             -----        ---      ----------
At June 30, 2002
   Oil Put...........    5,000          -     Mar 2002-Feb 2003       $22.00        -          $24,000
   Oil Put...........    4,000          -     Mar 2003-Feb 2004       $21.00        -         $118,000
   Gas Put...........        -     75,000     Mar 2002-Feb 2003        $3.00        -         $104,000

At June 30, 2001
   Oil Collar........    5,000          -     Mar 2001-Feb 2002       $19.70      $23.70     ($115,000)
   Oil Put...........    5,000          -     Mar 2002-Feb 2003       $22.00        -         $141,000
   Gas Collar........        -     40,000     Mar 2001-Feb 2002        $2.40       $2.91     ($229,000)
   Gas Put...........        -     75,000     Mar 2002-Feb 2003        $3.00        -         $894,000

(The strike prices for the oil collars and puts are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collars are based on the Inside FERC-West Texas Waha spot price; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


         Presented herein are the consolidated financial statements of Key Energy Services, Inc. as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000.

         Also included is the report of KPMG LLP, independent certified public accountants, on such consolidated financial statements as of June 30, 2002 and 2001 and for the years ended June 30, 2002, 2001 and 2000.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                         PAGE
                                                                         ----
Consolidated Balance Sheets..........................................      23
Consolidated Statements of Operations................................      24
Consolidated Statements of Comprehensive Income......................      25
Consolidated Statements of Cash Flows................................      26
Consolidated Statements of Stockholders' Equity......................      27
Notes to Consolidated Financial Statements...........................      28
Independent Auditors' Report.........................................      58

                            KEY ENERGY SERVICES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30, 2002      JUNE 30, 2001
                                                                                    -------------      -------------
                                                                                      (THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...................................................       $    54,147        $     2,098
  Accounts receivable, net of allowance for doubtful accounts, $3,969
     and $4,082, at June 30, 2002 and June 30, 2001, respectively .............           117,907            177,016
  Inventories .................................................................             7,776             16,547
  Prepaid expenses and other current assets ...................................            12,243             10,489
                                                                                      -----------        -----------

Total current assets ..........................................................           192,073            206,150
                                                                                      -----------        -----------

Property and equipment:
  Well servicing equipment ....................................................           776,271            723,724
  Contract drilling equipment .................................................           124,191            119,122
  Motor vehicles ..............................................................            68,977             64,907
  Oil and gas properties and other related equipment, successful efforts
    method ....................................................................            44,439             44,245
  Furniture and equipment .....................................................            38,979             24,865
  Buildings and land ..........................................................            40,247             37,812
                                                                                      -----------        -----------

Total property and equipment ..................................................         1,093,104          1,014,675
Accumulated depreciation & depletion ..........................................          (284,204)          (220,959)
                                                                                      -----------        -----------
Net property and equipment ....................................................           808,900            793,716
                                                                                      -----------        -----------

Goodwill, net of accumulated amortization, $27,856 and $28,168, at
   June 30, 2002 and June 30, 2001, respectively ..............................           201,069            189,875
Deferred costs, net ...........................................................            12,580             17,624
Notes receivable - related parties ............................................               274              6,050
Other assets ..................................................................            28,099             14,869
                                                                                      -----------        -----------
Total assets ..................................................................       $ 1,242,995        $ 1,228,284
                                                                                      ===========        ===========


                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ............................................................       $    24,625        $    42,544
  Other accrued liabilities ...................................................            49,465             48,923
  Accrued interest ............................................................            14,864             16,140
  Current portion of long-term debt ...........................................             7,674              7,946
                                                                                      -----------        -----------
Total current liabilities .....................................................            96,628            115,553
                                                                                      -----------        -----------

Long-term debt, less current portion ..........................................           420,717            470,578
Capital lease obligations, less current portion ...............................            15,219             15,383
Deferred revenue ..............................................................            10,001             14,104
Non-current accrued expenses ..................................................            13,574              8,388
Deferred tax liability ........................................................           149,990            127,400
Commitments and contingencies

Stockholders' equity:
  Common stock, $0.10 par value; 200,000,000 shares authorized, 110,308,463 and
     101,440,166 shares issued, respectively at June
     30, 2002 and June 30, 2001, respectively .................................            11,031             10,144
  Additional paid-in capital ..................................................           514,752            444,768
  Treasury stock, at cost; 416,666 shares at June 30, 2002 and June ...........            (9,682)            (9,682)
  30, 2001
  Accumulated other comprehensive income (loss) ...............................           (48,967)                62
  Retained earnings ...........................................................            69,732             31,586
                                                                                      -----------        -----------
Total stockholders' equity ....................................................           536,866            476,878
                                                                                      -----------        -----------
Total liabilities and stockholders' equity ....................................       $ 1,242,995        $ 1,228,284
                                                                                      ===========        ===========


SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED JUNE 30,
                                                                       -------------------------------------------
                                                                          2002            2001             2000
                                                                       ---------        ---------        ---------
                                                                           (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Well servicing ...............................................       $ 706,629        $ 758,273        $ 559,492
  Contract drilling ............................................          87,077          107,639           68,428
  Other ........................................................           8,858            7,350            9,812
                                                                       ---------        ---------        ---------
Total revenues .................................................         802,564          873,262          637,732
                                                                       ---------        ---------        ---------
COSTS AND EXPENSES:
  Well servicing ...............................................         489,681          500,324          408,723
  Contract drilling ............................................          60,561           77,366           58,299
  Depreciation, depletion and amortization .....................          78,265           75,147           70,972
  General and administrative ...................................          59,494           60,118           51,637
  Interest .....................................................          43,332           56,560           71,930
  Other expenses ...............................................           4,531            4,464            4,147
  Foreign currency transaction loss, Argentina .................           1,443                -                -
                                                                       ---------        ---------        ---------
Total costs and expenses .......................................         737,307          773,979          665,708
                                                                       ---------        ---------        ---------
Income (loss) before income taxes ..............................          65,257           99,283          (27,976)
Income tax benefit (expense) ...................................         (24,074)         (37,002)           7,406
                                                                       ---------        ---------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN (LOSS) .................          41,183           62,281          (20,570)
Extraordinary gain (loss) on retirement of debt, less applicable
income taxes of $1,775 - 2002, $(255) - 2001 and $(580) - 2000 .          (3,037)             429            1,611
                                                                       ---------        ---------        ---------

NET INCOME (LOSS) ..............................................       $  38,146        $  62,710        $ (18,959)
                                                                       =========        =========        =========

EARNINGS (LOSS) PER SHARE :
  Basic - before extraordinary gain (loss) .....................       $    0.39        $    0.63        $   (0.25)
  Extraordinary gain (loss) on retirement of debt, net of tax ..           (0.03)               -             0.02
                                                                       ---------        ---------        ---------

  Basic- after extraordinary gain (loss) .......................       $    0.36        $    0.63        $   (0.23)
                                                                       =========        =========        =========


  Diluted- before extraordinary gain (loss) ....................       $    0.38        $    0.61        $   (0.25)
  Extraordinary gain (loss) on retirement of debt, net of tax ..           (0.03)               -             0.02
                                                                       ---------        ---------        ---------

  Diluted-after extraordinary gain (loss) ......................       $    0.35        $    0.61        $   (0.23)
                                                                       =========        =========        =========


WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic ........................................................         105,766           98,195           83,815
  Diluted ......................................................         107,462          102,271           83,815


SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                YEAR ENDED JUNE 30,
                                                                       2002            2001            2000
                                                                     --------        --------        --------
                                                                                   (THOUSANDS)
NET INCOME (LOSS) ..............................................     $ 38,146        $ 62,710        $(18,959)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Derivative transition adjustment (See Note 6) ................            -            (778)              -
  Oil and natural gas derivatives adjustment (See Note 6) ......         (279)            306               -
  Amortization of oil and natural gas derivatives (See Note 6) .         (367)            558               -
  Currency translation gain (loss) (See Note 17) ...............      (48,383)            (32)             (1)

                                                                     --------        --------        --------
COMPREHENSIVE INCOME (LOSS), NET OF TAX ........................     $(10,883)       $ 62,764        $(18,960)
                                                                     ========        ========        ========

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            YEAR ENDED JUNE 30,
                                                            -------------------------------------------
                                                               2002             2001            2000
                                                            ---------        ---------        ---------
                                                                            (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................     $  38,146        $  62,710        $ (18,959)
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO
    NET CASH PROVIDED BY (USED IN) OPERATIONS:
  Depreciation, depletion and amortization ............        78,265           75,147           70,972
  Amortization of deferred debt issuance costs,
  discount and premium.................................         3,005            4,947            5,919
  Deferred income taxes ...............................        23,160           34,698           (1,818)
  (Gain) loss on sale of assets .......................          (668)             173               25
  Foreign currency transaction loss, Argentina ........         1,443                -                -
  Extraordinary (gain) loss, net of tax ...............         3,037             (429)          (1,611)
  CHANGE IN ASSETS AND LIABILITIES NET OF EFFECTS
    FROM THE ACQUISITIONS:
    (Increase) decrease in accounts receivable ........        48,907          (53,813)         (31,205)
    (Increase) decrease in other current assets .......        (4,410)          (4,485)          (5,483)
    Increase (decrease) in accounts payable,
      accrued interest and accrued expenses ...........       (12,180)          29,414           18,875
    Other assets and liabilities ......................            11           (5,015)          (1,855)
                                                            ---------        ---------        ---------
  Net cash provided by (used in) operating activities .       178,716          143,347           34,860
                                                            ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - well servicing ...............       (57,857)         (51,064)         (26,469)
  Capital expenditures - contract drilling ............       (19,861)         (15,884)          (8,282)
  Capital expenditures - other ........................       (15,979)         (15,802)          (3,422)
  Proceeds from sale of fixed assets ..................         4,258            3,415            2,722
  Notes receivable from related parties ...............             -           (1,500)          (2,315)
  Acquisitions - well servicing .......................       (17,273)          (2,345)               -
  Acquisitions - contract drilling ....................        (2,037)            (800)               -
                                                            ---------        ---------        ---------
  Net cash provided by (used in) investing activities .      (108,749)         (83,980)         (37,766)
                                                            ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt .........................      (309,559)        (373,998)         (39,438)
  Repayment of capital lease obligations ..............       (10,182)          (8,542)         (11,639)
  Proceeds from equity offerings, net of expenses .....        42,590                -          100,571
  Proceeds from long-term debt ........................       258,500          205,210           12,000
  Proceeds paid for debt issuance costs ...............        (1,585)          (4,958)               -
  Proceeds from forward sale, net of expenses .........             -                -           18,236
  Proceeds from exercise of warrants ..................             -              847            8,473
  Proceeds from exercise of stock options .............         3,219           14,617            1,098
  Other ...............................................          (298)            (318)               -
                                                            ---------        ---------        ---------
  Net cash provided by (used in) financing activities .      (17,315)        (167,142)          89,301
                                                            ---------        ---------        ---------
  Effect of exchange rates on cash ....................          (603)               -                -
  Net increase (decrease) in cash .....................        52,049         (107,775)          86,395
  Cash and cash equivalents at beginning of period ....         2,098          109,873           23,478
                                                            ---------        ---------        ---------
  Cash and cash equivalents at end of period ..........     $  54,147        $   2,098        $ 109,873
                                                            =========        =========        =========

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (THOUSANDS)

                                       COMMON STOCK                                ACCUMULATED
                                   ---------------------  ADDITIONAL                  OTHER
                                   NUMBER OF   AMOUNT AT    PAID-IN     TREASURY   COMPREHENSIVE     RETAINED
                                     SHARES       PAR       CAPITAL       STOCK       INCOME         EARNINGS      TOTAL
                                   ---------   ---------   ---------    ---------    ---------       ---------    ---------
BALANCE AT JUNE 30, 1999 ........     83,155   $   8,317   $ 301,615    $  (9,682)   $       9       $ (12,165)   $ 288,094
                                   ---------   ---------   ---------    ---------    ---------       ---------    ---------

Foreign currency transition
   adjustment, net of tax .......          -           -           -            -           (1)              -           (1)
Exercise of warrants ............      2,431         243       8,230            -            -               -        8,473
Exercise of options .............        241          24       1,074            -            -               -        1,098
Conversion of 7% Debentures .....        380          38       3,568            -            -               -        3,606
Issuance of common stock in
   equity offering, net of
   offering costs................     11,000       1,100      99,471            -            -               -      100,571
Other ...........................          3           1           4            -            -               -            5
Net income (loss) ...............          -           -           -            -            -         (18,959)     (18,959)
                                   ---------   ---------   ---------    ---------    ---------       ---------    ---------
BALANCE AT JUNE 30, 2000 ........     97,210   $   9,723   $ 413,962    $  (9,682)   $       8       $ (31,124)   $ 382,887
                                   ---------   ---------   ---------    ---------    ---------       ---------    ---------
Derivative transition adjustment
   (see Note 6) .................          -           -           -            -         (778)              -         (778)
Oil and natural gas derivatives
   adjustment, net of tax (See
   Note 6).......................          -           -           -            -          306               -          306
Amortization of oil and natural
   gas derivatives (see Note 6) .          -           -           -            -          558               -          558
Foreign currency translation
   adjustment, net of tax .......          -           -           -            -          (32)              -          (32)
Exercise of warrants ............        185          19         828            -            -               -          847
Exercise of options .............      3,106         308      14,309            -            -               -       14,617
Conversion of 7% Debentures .....        101          10         947            -            -               -          957
Issuance of common stock for
   acquisitions .................        838          84       8,036            -            -               -        8,120
Deferred tax benefit-
   compensation expense .........          -           -       7,004            -            -               -        7,004
Other ...........................          -           -        (318)           -            -               -         (318)
Net income (loss) ...............          -           -           -            -            -          62,710       62,710
                                   ---------   ---------   ---------    ---------    ---------       ---------    ---------
BALANCE AT JUNE 30, 2001 ........    101,440   $  10,144   $ 444,768    $  (9,682)   $      62       $  31,586    $ 476,878
                                   =========   =========   =========    =========    =========       =========    =========

Oil and natural gas derivatives
   adjustment, net of tax (See
   Note 6).......................          -           -           -            -         (279)              -         (279)
Amortization of oil and natural
   gas derivatives (see Note 6) .          -           -           -            -         (367)              -         (367)
Foreign currency translation
   adjustment, net of tax .......          -           -           -            -      (48,383)              -      (48,383)
Exercise of warrants ............          7           1          (1)           -            -               -            -
Exercise of options .............        659          66       3,153            -            -               -        3,219
Issuance of common stock for
   acquisitions .................      2,801         280      24,787            -            -               -       25,067
Issuance of common stock in
   equity offering, net of
   offering costs................      5,400         540      42,050            -            -               -       42,590
Other ...........................          1           -          (5)           -            -               -           (5)
Net income (loss) ...............          -           -           -            -            -          38,146       38,146
                                   ---------   ---------   ---------    ---------    ---------       ---------    ---------
BALANCE AT JUNE 30, 2002 ........    110,308   $  11,031   $ 514,752    $  (9,682)   $ (48,967)      $  69,732    $ 536,866
                                   =========   =========   =========    =========    =========       =========    =========

SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          JUNE 30, 2002, 2001 AND 2000


1.       ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

         Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,486 well service rigs and 1,719 oilfield service vehicles as of June 30, 2002. The Company provides a complete range of well services to major oil companies and independent oil and natural gas production companies, including: rig-based well maintenance, workover, completion, and recompletion services (including horizontal recompletions); oilfield trucking services; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas, and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins, and the ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Ontario, Canada. The Company is also a leading onshore drilling contractor, with 79 land drilling rigs as of June 30, 2002. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Ontario, Canada. Key also produces and develops oil and natural gas reserves in the Permian Basin region and Texas Panhandle.

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

INVENTORIES

         Inventories, which consist primarily of oilfield service parts and supplies held for consumption, are valued at the lower of average cost or market.

PROPERTY AND EQUIPMENT

         The Company provides for depreciation and amortization of oilfield service and related equipment using the straight-line method, excluding its drilling rigs, over the following estimated useful lives of the assets:

                           DESCRIPTION                             YEARS
-------------------------------------------------------------    ------------
Well service rigs.........................................           25
Motor vehicles............................................            5
Furniture and equipment...................................          3 - 7
Buildings and improvements................................         10 - 40
Gas processing facilities.................................           10
Disposal wells............................................         15 - 30
Trucks, trailers and related equipment....................         7 - 15

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

         The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs and geological and geophysical costs (if any), are expensed. Capitalized costs relating to proved properties are depleted using the units-of-production method. The Company does not provide disclosures on its oil and gas properties in accordance with FASB Statement No. 69, Disclosures about Oil and Gas Producing Activities.

         The Company follows the provisions of FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This statement requires that long-lived assets including certain identifiable intangibles, held and used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, the Company groups its long-lived assets on a yard-by-yard basis and compares the estimated future cash flows of each yard to the yard's net carrying value. The Company would record an impairment charge, reducing the yard's net carrying value to an estimated fair value, if the estimated future cash flows were less than the yard's net carrying value. No impairment charges have been required.

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

         Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") as amended by SFAS No. 137 and No. 138 ("SFAS 138"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. It requires the recognition of all derivative instruments as assets and liabilities in the Company's balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge and if so, the type of hedge. For derivatives designated as cash flow hedges, changes in fair value are recognized in other comprehensive income until the hedged item is recognized in earnings. See Note 6.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

         The Company has adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on July 1, 2001. SFAS 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company completed its assessment of goodwill impairment as of the date of adoption during the three months ended December 31, 2001, as allowed by SFAS 142, and a subsequent annual impairment assessment as of June 30, 2002. The assessments did not result in an indication of goodwill impairment as of either date.

         Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements. Amortization expense is calculated using the straight-line method over the period of the agreement, ranging from three to five years.

         The gross carrying amount of noncompete agreements subject to amortization totaled approximately $11,727,000 and $8,324,000 at June 30, 2002 and 2001, respectively. Accumulated amortization related to these intangible assets totaled approximately $6,130,000 and $4,953,000 at June 30, 2002 and 2001, respectively. Amortization expense for the years ended June 30, 2002, 2001 and 2000 was approximately $1,914,000, $1,801,000 and $1,410,000, respectively.
Amortization expense for the next five succeeding fiscal years is estimated to be $2,126,000, $1,143,000, $968,000, $797,000 and $513,000.

         The Company has identified its reporting segments to be well servicing and contract drilling. Goodwill allocated to such reporting segments at June 30, 2002 is $186,819,000 and $14,250,000, respectively. The change in the carrying amount of goodwill for the year ended June 30, 2002 of $11,194,000 relates principally to goodwill from well servicing assets acquired during the period and the translation adjustment for Argentina.

         The effects of the adoption of SFAS 142 on net income and earnings per share for the years ended June 30, 2001 and 2000 are as follows:

                                                                   ---------------------------
                                                                         YEAR ENDED JUNE 30,
                                                                   ---------------------------
                                                                      2001             2000
                                                                   ----------       ----------
                                                                (THOUSANDS, EXCEPT PER SHARE DATA)
Reported net income (loss) before extraordinary gain (loss)        $   62,281       $  (20,570)
Add back:  goodwill amortization ...........................            9,322            9,840
                                                                   ----------       ----------
Adjusted net income (loss) before extraordinary gain (loss)            71,603          (10,730)
Extraordinary gain, net of tax .............................              429            1,611
                                                                   ----------       ----------
Adjusted net income (loss) .................................       $   72,032       $   (9,119)
                                                                   ==========       ==========


BASIC EARNINGS (LOSS) PER SHARE:
Reported net income (loss) before extraordinary gain (loss)        $     0.63      $     (0.25)
Add back:  goodwill amortization ...........................             0.09             0.12
                                                                   ----------       ----------
Adjusted net income (loss) before extraordinary gain (loss)              0.72            (0.13)
Extraordinary gain, net of tax .............................                -             0.02
                                                                   ----------       ----------
Adjusted net income (loss) .................................       $     0.72       $    (0.11)
                                                                   ==========       ==========


DILUTED EARNINGS (LOSS) PER SHARE:
Reported net income (loss) before extraordinary gain (loss)        $     0.61       $    (0.25)
Add back:  goodwill amortization ...........................             0.09             0.12
                                                                   ----------       ----------
Adjusted net income (loss)before extraordinary gain (loss)               0.70            (0.13)
Extraordinary gain, net of tax .............................                -             0.02
                                                                   ----------       ----------
Adjusted net income (loss) .................................       $     0.70       $    (0.11)
                                                                   ==========       ==========

DEFERRED COSTS

         Deferred costs totaling $32,928,000 and $31,052,000 at June 30, 2002 and 2001, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $20,348,000 and $13,428,000 at June 30, 2002 and 2001, respectively. Deferred costs are amortized to interest expense using the straight-line method over the life of each applicable debt instrument or to extraordinary loss as related debt is retired early. This method approximates the amortization which would be recorded using the effective interest method. Amortization of deferred costs totaled approximately $2,581,000, $3,578,000 and $5,176,000 for fiscal 2002, 2001 and 2000, respectively. Unamortized debt issuance costs written off and included in the determination of the extraordinary loss on retirement of debt, before tax, for fiscal 2002, totaled approximately $4,339,000 and the extraordinary gain on retirement of debt, before tax for fiscal 2001, totaled approximately $2,583,000.

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

                                                               ------------------------------------------
                                                                         YEAR ENDED JUNE 30,
                                                               ------------------------------------------
                                                                 2002             2001            2000
                                                               ---------        ---------       ---------
                                                                 (THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Net income (loss) before extraordinary gain (loss) ...       $  41,183        $  62,281       $ (20,570)
  Extraordinary gain (loss), net of tax ................          (3,037)             429           1,611
                                                               ---------        ---------       ---------
  Net income (loss) ....................................       $  38,146        $  62,710       $ (18,959)
                                                               =========        =========       =========
DENOMINATOR
  Weighted average common shares outstanding ...........         105,766           98,195          83,815
                                                               ---------        ---------       ---------
BASIC EPS:
  Before extraordinary gain (loss) .....................       $    0.39        $    0.63       $   (0.25)
  Extraordinary gain (loss), net of tax ................           (0.03)            -               0.02
                                                               ---------        ---------       ---------
  Net income (loss) ....................................       $    0.36        $    0.63       $   (0.23)
                                                               =========        =========       =========

DILUTED EPS COMPUTATION:
NUMERATOR
  Net income (loss) before extraordinary gain (loss) and
     effect of dilutive securities, tax effected .......       $  41,183        $  62,281       $ (20,570)
  Convertible securities ...............................             -                  5             -
                                                               ---------        ---------       ---------
  Net income (loss) before extraordinary gain (loss) ...          41,183           62,286         (20,570)
  Extraordinary gain (loss),  net of tax ...............          (3,037)             429           1,611
                                                               ---------        ---------       ---------
  Net income (loss) ....................................       $  38,146        $  62,715       $ (18,959)
                                                               =========        =========       =========
DENOMINATOR
  Weighted average common shares outstanding ...........         105,766           98,195          83,815
    Warrants ...........................................             402              205             -
    Stock options ......................................           1,294            3,853             -
    7% Convertible Debentures ..........................             -                 18             -
                                                               ---------        ---------       ---------
                                                                 107,462          102,271          83,815
                                                               ---------        ---------       ---------

DILUTED EPS:
  Before extraordinary gain (loss) .....................       $    0.38        $    0.61       $   (0.25)
  Extraordinary gain (loss), net of tax ................           (0.03)            -               0.02
                                                               ---------        ---------       ---------
  Net income (loss) ....................................       $    0.35        $    0.61       $   (0.23)
                                                               =========        =========       =========

         The diluted earnings per share calculation for the years ended June 30, 2002 and 2001 excludes the effect of the potential exercise of stock options of 1,177,000 and 360,000, respectively, and the potential conversion of the Company's 5% Convertible Subordinated Notes because the effects of such instruments on earnings per share would be anti-dilutive.

         The diluted earnings per share calculation for the year ended June 30, 2000 excludes the effect of the potential conversion of all of the Company's then outstanding convertible debt and the potential exercise of all of the Company's then outstanding warrants and stock options because the effects of such instruments on loss per share would be anti-dilutive.

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

         Key's customers include major oil companies, independent oil and natural gas production companies, and foreign national oil and natural gas production companies. One customer in fiscal 2002, Occidental Petroleum Corporation, accounted for 10% of Key's consolidated revenues. The Company did not have any one customer which represented 10% or more of consolidated revenues for the fiscal years ended June 30, 2001 or 2000.

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

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. Companies may continue to follow the provisions of APB 25 to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the fair value based recognition provisions of SFAS 123. The Company has disclosed in Note 8 the pro forma information required under SFAS 123.

FOREIGN CURRENCY GAINS AND LOSSES

         The local currency is the functional currency for the Company's foreign operations in Argentina and Canada. The cumulative translation gains and losses, resulting from translating each foreign subsidiary's financial statements from the functional currency to U.S. dollars, is included in other comprehensive income and accumulated in stockholders' equity until a partial or complete sale or liquidation of the Company's net investment in the foreign entity.

CASH AND CASH EQUIVALENTS

         The Company considers all unrestricted highly liquid investments with less than a three-month maturity when purchased, as cash equivalents.

RECLASSIFICATIONS

         Certain reclassifications have been made to the consolidated financial statements for the years ended June 30, 2001 and 2000 to conform to the year end June 30, 2002 presentation. The reclassifications consist primarily of reclassifying certain items from general and administrative expense to direct expenses.

2.       BUSINESS AND PROPERTY ACQUISITIONS

         During fiscal 2002 and 2001, the Company completed several small acquisitions for a total consideration of $44,378,000 and $11,965,000, respectively, which consisted of a combination of cash, notes and shares of the Company's common stock. None of the acquisitions completed in fiscal 2002 were individually material, thus the pro forma effect of these acquisitions is not required to be presented. Each of the acquisitions was accounted for using the purchase method and the results of the operations generated from the acquired assets are included in the Company's results of operations as of the completion date of each acquisition. There were no acquisitions completed by the Company in fiscal 2000.

3.       COMMITMENTS AND CONTINGENCIES

         Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

         In order to retain qualified senior management, the Company enters into employment agreements with its executive officers. These employment agreements run for periods ranging from three to five years, but can be automatically extended on a yearly basis unless terminated by the Company or the executive officer. In addition to providing a base salary for each executive officer, the employment agreements provide for severance payments for each executive officer varying from three to five years of the executive officer's base salary. At June 30, 2002 the annual base salaries for the executive officers covered under such employment agreements totaled $1,165,000. The Company also enters into employment agreements with other key employees as it deems necessary in order to retain qualified personnel.

4.       LONG-TERM DEBT

         The components of the Company's long-term debt are as follows:

                                                                  JUNE 30,
                                                         --------------------------
                                                           2002              2001
                                                         --------          --------
                                                                (THOUSANDS)
Senior Credit Facility Revolving Loans (i) ......        $      -          $  2,000
8 3/8% Senior Notes Due 2008 (ii) ...............         276,433           175,000
14% Senior Subordinated Notes Due 2009 (iii) ....          94,257           134,466
5% Convertible Subordinated Notes Due 2004 (iv)..          49,951           158,426
Capital Leases ..................................          22,829            22,964
Other notes payable .............................             140             1,051
                                                         --------          --------
                                                          443,610           493,907
Less current portion ............................           7,674             7,946
                                                         --------          --------
Total long-term debt ............................        $435,936          $485,961
                                                         ========          ========

(i)      SENIOR CREDIT FACILITY

         During the fiscal 2002, the Company's senior credit facility (the "Prior Senior Credit Facility") consisted of a $100 million revolving credit facility. In addition, up to $30 million of letters of credit could be issued under the Prior Senior Credit Facility, but any outstanding letters of credit reduced borrowing availability under the revolver. The Company drew down approximately $43 million on January 14, 2002 in order to redeem the 14% Senior Subordinated Notes. The funds were repaid with the issuance of additional 8 3/8% Notes in March 2002.

         The revolving loans bore interest at rates based upon, at the Company's option, either the prime rate plus a variable margin of 0.75% to 2.00% or a Eurodollar rate plus a variable margin of 2.25% to 3.50%. The Company paid commitment fees on the unused portion of the revolving loan at a varying rate (depending upon the pricing ratio) of between 0.25% and 0.50%.

         During fiscal 2001, a portion of the net proceeds from the 2000 Equity Offering (see Note 8) was used to repay the entire outstanding balance of the Tranche A term loan then outstanding under the Prior Senior Credit Facility and $2.3 million of the Tranche B term loan then outstanding under the Prior Senior Credit Facility. In addition, $65 million of the net proceeds from the 2000 Equity Offering were used to reduce the principal amount outstanding under the revolver. The remainder of the net proceeds of the 2000 Equity Offering was used to retire other long-term debt. A portion of the proceeds from the Company's 8 3/8% Senior Note offering in fiscal 2001 was used to repay the entire outstanding balance of the Tranche B term loan then outstanding under the Prior Senior Credit Facility and approximately $59.1 million under the revolver.

         At June 30, 2002, there was no balance outstanding under the revolving loans. Additionally, the Company had outstanding letters of credit of $27,963,000 and $11,995,000 as of June 30, 2002 and 2001, respectively, under the senior credit facility related to its workers compensation insurance.

(ii)     8 3/8% SENIOR NOTES

         On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Senior Credit Facility, and a portion of the revolving loan facility under the Senior Credit Facility then outstanding. On March 1, 2002, the Company completed a public offering of an additional $100,000,000 of 8 3/8% Senior Notes due 2008. The net cash proceeds from the public offering were used to repay all of the remaining balance of the revolving loan facility under the Senior Credit Facility. The
8 3/8% Senior Notes are senior unsecured obligations. The 8 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness which includes borrowings under the Senior Credit Facility.

         On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

         At June 30, 2002, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding. The 8 3/8% Senior Notes require semi-annual interest payments on March 1 and September 1 of each year. Interest payments of approximately $7,125,000 and $7,328,000 were paid on September 1, 2001 and March 1, 2002, respectively.

(iii)    14% SENIOR SUBORDINATED NOTES

         On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,173,433 shares of the Company's Common Stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. ("Dawson").

         On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity. During fiscal 2001, the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in an extraordinary loss before taxes of approximately $2,561,000. On January 14, 2002 the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in an extraordinary loss before taxes of approximately $8,468,000. Also, during fiscal 2002, the Company purchased and canceled $6,784,000 principal amount of the 14% Senior Subordinated Notes at a price of 116% of the principal amount plus accrued interest. These transactions resulted in extraordinary losses before taxes of approximately $1,821,000.

         The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility and the 8 3/8% Senior Notes.

         At June 30, 2002, $97,500,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year. Interest payments of approximately $9,778,000 and $6,825,000 were made on July 15, 2001 and January 15, 2002, respectively. As of June 30, 2002, 63,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 86,500 Unit Warrants outstanding.

(iv)     5% CONVERTIBLE SUBORDINATED NOTES

         In late September and early October 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the
8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on and after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

         During fiscal 2001, the Company repurchased (and canceled) $47,384,000 principal amount of the 5% Convertible Subordinated Notes. These repurchases resulted in extraordinary gains before taxes of approximately $4,564,000. During fiscal 2002, the Company repurchased (and canceled) $108,475,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,951,000 principal amount of the 5% Convertible Subordinated Notes outstanding at June 30, 2002. These repurchases resulted in extraordinary gains before taxes of approximately $5,633,000. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15 of each year. Interest of approximately $3,027,000 and $1,259,000 was paid on September 15, 2001 and March 15, 2002, respectively.

CAPITALIZED DEBT ISSUANCE COSTS, REPAYMENT SCHEDULE AND INTEREST EXPENSE

         The Company capitalized a total of approximately $1,877,000 and $4,958,000 in fees and costs in connection with its various financings during fiscal 2002 and 2001, respectively. The Company did not incur any fees or costs in connection with financing activities in fiscal 2000.

         Presented below is a schedule of the repayment requirements of long-term debt (excluding the discount on the 14% Senior Subordinated Notes and the premium on the 8 3/8% Senior Notes) for each of the next five years and thereafter as of June 30, 2002:

                                                                                PRINCIPAL
FISCAL YEAR ENDING JUNE 30,                                                       AMOUNT
                                                                              --------------
                                                                               (THOUSANDS)
  2003........................................................................   $  7,674
  2004........................................................................      7,679
  2005........................................................................     57,567
  2006........................................................................          -
  2007........................................................................          -
  Thereafter..................................................................    372,500
                                                                               -------------
                                                                                 $445,420
                                                                               =============

         The Company's interest expense for the years ended June 30, 2002, 2001, and 2000 consisted of the following:

                                                       2002          2001          2000
                                                   -----------   ------------   ----------
                                                                 (THOUSANDS)
  Cash payments for interest......................    $42,085      $51,524         $61,956
  Commitment and  agency fees paid................      1,183        1,203           1,139
  Accretion of discount and premium on notes......        424          739             743
  Amortization of debt issuance costs.............      2,581        3,578           5,176
  Net change in accrued interest..................     (1,275)         146           2,916
  Capitalized interest............................     (1,666)        (630)              -
                                                   -----------   ------------   ----------
                                                      $43,332      $56,560         $71,930
                                                   ===========   ============   ==========

5.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2002 and 2001. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                         2002                         2001
                                               ------------------------     -------------------------
                                               CARRYING         FAIR        CARRYING          FAIR
                                                 VALUE          VALUE         VALUE           VALUE
                                               --------        --------     --------         --------
Financial Assets:
  Cash and cash equivalents .........          $ 54,147        $ 54,147      $  2,098        $  2,098
  Accounts receivable, net ..........           117,907         117,907       177,016         177,016
  Notes receivable - related parties                274             274         6,050           6,600
  Commodity option contracts ........               246             246         1,035           1,035
Financial Liabilities:
  Accounts payable ..................            24,625          24,625        42,544          42,544
  Commodity option contracts ........                 -               -           344             344
  Long-term debt:
    Senior Credit Facility ..........                 -               -         2,000           2,000
    8 3/8% Senior Notes .............           276,433         287,491       175,000         176,094
    14% Senior Subordinated Notes ...            94,257         109,338       134,466         153,498
    5% Convertible Subordinated Notes            49,951          46,942       158,426         141,989
    Capital lease liabilities .......            22,829          22,829        22,964          22,964
    Other debt ......................               140             140         1,051           1,051

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

         Cash, trade receivables and trade payables: The carrying amounts approximate fair value because of the short maturity of those instruments.

         Commodity option contracts: under SFAS 133, the carrying amount of the commodity option contracts approximate fair value. The fair value of the commodity option contracts is estimated using the discounted forward prices of each option's index price, for the term of each option contract.

         Notes receivable-related parties: The amounts reported relate to notes receivable from officers of the Company.

         Long-term debt: The fair value of the Company's long-term debt is based upon the quoted market prices for the various notes and debentures at June 30, 2002 and 2001, and the carrying amounts outstanding under the Company's senior credit facility.

6.       DERIVATIVE FINANCIAL INSTRUMENTS

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

         FREESTANDING DERIVATIVES. On March 30, 2000 the Company entered into a collar arrangement for a 22-month period whereby the Company will pay if the specified price is above the cap index and the counter-party will pay if the price should fall below the floor index. The hedge defines a range of cash flows bounded by the cap and floor prices. On May 25, 2001 the Company entered into an option arrangement for a 12-month period beginning March 2002 whereby the counter-party will pay if the price should fall below the floor index. On May 2, 2002 the Company entered into an option arrangement for a 12-month period beginning March 2003 whereby the counter-party will pay if the price should fall below the floor index. The Company desires a measure of stability to ensure that cash flows do not fall below a certain level.

         Prior to the adoption of SFAS 133 as discussed in Note 1, these collars and options were accounted for as cash flow type hedges. Accordingly, the transition adjustment resulted in recording a $778,000 liability for the fair value of the collars to accumulated other comprehensive income, of which $258,000 and $520,000 was recognized in earnings during fiscal 2002 and 2001, respectively. While this arrangement was intended to be an economic hedge, as of July 1, 2000, the Company had not documented the March 30, 2000 oil and natural gas collars as cash flow hedges and therefore reported a charge to operations of $565,000 for the increase in fair value of the liability as of September 30, 2000 in other income. As of October 1, 2000, the Company documented these collars as cash flow hedges. As of May 25, 2001, the Company had not documented the May 25, 2001 oil and natural gas options as cash flow hedges and therefore has included income of $768,000 for the increase in fair value of the asset as of June 30, 2001 in other income. As of July 1, 2001, the Company documented these options as cash flow hedges. As of May 2, 2002, the Company had documented the May 2, 2002 oil and natural gas options as cash flow hedges. The Company recorded a net decrease in derivative assets net of derivative liabilities of $543,000 and a net increase of $999,000 during fiscal 2002 and 2001, respectively.

         The Company recorded in earnings an ineffectiveness expense of $85,000 and ineffectiveness income $132,000 for fiscal 2002 and 2001, respectively.

         EMBEDDED DERIVATIVES. The Company is party to a volumetric production payment that meets the definition of an embedded derivative under SFAS 133. Effective July 1, 2000, the Company determined and documented that the volumetric production payment is excluded from the scope of SFAS 133 under the normal purchases/sales exclusion as set forth in SFAS 138.

         For fiscal 2000, gains and amortization of premiums paid on option contracts are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. The net effect of the Company's commodity hedging activities decreased oil and natural gas revenues for the year ended June 30, 2000 by $822,270.

         The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2002 and 2001:

                          MONTHLY INCOME                                STRIKE PRICE
                          --------------                                PER BBL/MMBTU
                         OIL         GAS                                -------------
                        (BBLS)     (MMBTU)           TERM             FLOOR        CAP      FAIR VALUE
                        ------     -------           ----             -----        ---      ----------
At June 30, 2002
  Oil Put.............  5,000           -     Mar 2002-Feb 2003       $22.00        -         $ 24,000
  Oil Put.............  4,000           -     Mar 2003-Feb 2004       $21.00        -         $118,000
  Gas Put.............      -      75,000     Mar 2002-Feb 2003        $3.00        -         $104,000

At June 30, 2001
  Oil Collar..........  5,000           -     Mar 2001-Feb 2002       $19.70      $23.70     ($115,000)
  Oil Put.............  5,000           -     Mar 2002-Feb 2003       $22.00        -         $141,000
  Gas Collar..........      -      40,000     Mar 2001-Feb 2002        $2.40      $ 2.91     ($229,000)
  Gas Put.............      -      75,000     Mar 2002-Feb 2003        $3.00        -         $894,000

(The strike prices for the oil collars and puts are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collars are based on the Inside FERC-West Texas Waha spot price; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

7.       OTHER ACCRUED LIABILITIES

         Other accrued liabilities consist of the following:

                                                                       JUNE 30,
                                                          -----------------------------------
                                                               2002                2001
                                                          ----------------    ---------------
                                                                       (THOUSANDS)
Accrued payroll, taxes and employee benefits.............       $28,479             $31,242
State sales, use and other taxes.........................         2,344               5,825
Oil and natural gas revenue distribution.................         1,271               1,606
Other ...................................................        17,371              10,250
                                                          ----------------    ---------------
Total....................................................       $49,465             $48,923
                                                          ================    ===============

         Other non-current accrued expenses consist primarily of workers compensation reserves.

8.       STOCKHOLDERS' EQUITY

EQUITY OFFERINGS

         On December 19, 2001, the Company closed a public offering of 5,400,000 shares of common stock, yielding approximately $43.2 million, or $8.00 per share, to the Company, (the "Equity Offering"). Net proceeds from the Equity Offering of approximately $42.6 million were used to temporarily reduce amounts outstanding under the Company's revolving line of credit. The net proceeds of the Equity Offering were ultimately used in January 2002 to redeem a portion of the Company's 14% Senior Subordinated Notes fully utilizing the Company's equity "claw-back" rights for up to 35% of the original $150 million issued.

         On June 30, 2000, the Company closed a public offering of 11,000,000 shares of common stock at $9.625 per share, or approximately $106 million (the "2000 Equity Offering"). Net proceeds from the 2000 Equity Offering of approximately $101 million were used to repay a portion of the Company's term loan borrowings and revolving line of credit under its senior credit facility and retire other long-term debt.

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

         The Company may grant Incentive Awards covering an aggregate of the greater of (i) 3,000,000 shares of the Company's common stock and (ii) 10% of the shares of the Company's common stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of the Company's common stock from the previous calendar quarter shall not result in a decrease in the number of shares available for issuance under the 1997 Incentive Plan. As a result of the Company's equity offerings discussed above, as of June 30, 2002, the number of shares of the Company's common stock that may be covered by Incentive Awards has increased to approximately 11.0 million.

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

                                                                 FISCAL YEAR ENDED JUNE 30,
                                      --------------------------------------------------------------------------------
                                              2002                        2001                        2000
                                      ----------------------  ---------------------------  ---------------------------
                                                   WEIGHTED                   WEIGHTED-                      WEIGHTED
                                                   AVERAGE                     AVERAGE                       AVERAGE
                                                   EXERCISE                   EXERCISE                       EXERCISE
                                        SHARES       PRICE        SHARES        PRICE          SHARES          PRICE
                                      ----------  ----------  -----------  --------------  -------------   -----------
Outstanding:
  Beginning of fiscal year...........   8,703        $7.49        9,470         $6.37           6,920          $5.55
  Granted............................   1,988         8.16        2,533          8.08           3,688           8.61
  Exercised..........................    (659)        4.53       (3,107)         4.70            (241)          4.56
  Forfeited..........................     (24)        4.86         (193)         4.92            (897)          9.80
                                      -----------               ---------                     ----------
  End of fiscal year.................  10,008         7.80        8,703          7.49           9,470           6.37
                                      ===========               =========                     ==========
Exercisable - end of fiscal year.....   6,273                     5,820                         4,370
                                      ===========               =========                     ==========

         The following table summarizes information about the stock options outstanding at June 30, 2002 (shares in thousands):

                                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                          ---------------------------------------------------    -------------------------------
                              WEIGHTED           NUMBER OF         WEIGHTED         NUMBER OF        WEIGHTED
                              AVERAGE              SHARES          AVERAGE            SHARES          AVERAGE
  RANGE OF EXERCISE          REMAINING         OUTSTANDING AT      EXERCISE       OUTSTANDING AT      EXERCISE
       PRICES             CONTRACTUAL LIFE     JUNE 30, 2002         PRICE        JUNE 30, 2002         PRICE
----------------------    -----------------   -----------------   -----------    ----------------    -----------
 $3.00  -  $7.13               5.65                2,052           $ 4.63             1,602           $ 4.82
  7.25  -   8.13               8.75                1,997             7.86               299             7.71
  8.25  -   8.31               7.71                2,080             8.25             1,857             8.26
  8.35  -   8.50               7.25                2,225             8.48             1,229             8.47
  8.88  -  13.25               6.65                1,677            10.12             1,286            10.39

         The Company applies the intrinsic value method of APB 25 in accounting for its employee stock incentive plans. Accordingly, no compensation expense has been recognized for any stock options issued under the employee plans. Had compensation expense for stock options granted to employees been recognized based on the fair value at the grant dates, using the methodology prescribed by SFAS 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to pro forma amounts indicated below:

                                                        FISCAL YEAR ENDED JUNE 30,
                                                 ----------------------------------------
                                                     2002          2001          2000
                                                 ------------  ------------  ------------
                                                   (THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported...................................   $38,146       $62,710       $(18,959)
  Pro forma.....................................    26,320        52,338        (25,684)

Basic earnings per share of common stock:
  As reported...................................   $  0.36       $  0.63       $  (0.23)
  Pro forma.....................................      0.25          0.53          (0.31)

Diluted earnings per share of common stock:
  As reported...................................   $  0.35       $  0.61       $  (0.23)
  Pro forma.....................................      0.24          0.51          (0.31)

         SFAS 123 does not apply to options granted prior to January 1, 1995; therefore, the pro forma effect disclosed above may not be representative of pro forma amounts in future years.

         The total fair value of stock options granted during fiscal 2002, 2001 and 2000 was approximately $7,700,000, $11,217,000 and $19,541,000, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Sholes option-pricing model, based on the following weighted-average assumptions.

                                                                 FISCAL YEAR OF GRANT
                                                       ----------------------------------------
                                                          2002           2001           2000
                                                       ----------      ---------      ---------
Risk-free interest rate..............................    3.35%           4.30%          6.40%
Expected life of options.............................   5 years         5 years        5 years
Expected volatility of the Company's stock price.....     50%             59%            67%
Expected dividends...................................     none           none           none

9.       INCOME TAXES

         Components of income tax expense (benefit) are as follows:

                                                            FISCAL YEAR ENDED JUNE 30,
                                                  -----------------------------------------------
                                                     2002             2001               2000
                                                  ----------       -----------        -----------
                                                                   (THOUSANDS)
Federal and State:
 Current ...............................           $   914           $ 2,304            $(5,588)
Deferred
 U.S ...................................            23,160            34,698             (1,818)
 Foreign ...............................                 -                 -                  -
                                                  ----------       -----------        -----------
                                                   $24,074           $37,002            $(7,406)
                                                  ==========       ===========        ===========

         The Company made no income tax payments which were not offset by reimbursement for fiscal 2002, 2001 and 2000. Additionally a deferred tax benefit of $267,000 and $7,004,000 has been allocated to stockholders' equity in fiscal 2002 and 2001, respectively, for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes.

         Income tax expense (benefit) differs from amounts computed by applying the statutory federal rate as follows:

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                               --------------------------------------------------
                                                                    2002             2001              2000
                                                               --------------  ----------------  ----------------
       Income tax computed at statutory rate..................      35.0%           35.0%              (35.0)%
       Amortization of goodwill disallowance..................         -             2.2                 7.0
       State taxes............................................       2.8             1.4                  -
       Change in valuation allowance and other................      (0.9)           (1.4)                1.5
                                                               --------------  ----------------  ----------------
       Change in valuation allowance and other................      36.9%           37.2%              (26.5)%
                                                               ==============  ================  ================

         Deferred tax assets (liabilities) are comprised of the following:

                                                                  FISCAL YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                   2002               2001
                                                              --------------   ---------------
                                                                         (THOUSANDS)
  Net operating loss and tax credit carry forwards...........   $  50,089         $  69,376
  Property and equipment.....................................    (191,834)         (183,068)
  Self insurance reserves....................................       6,254               405
  Allowance for bad debts....................................       1,477             1,542
  Other......................................................      (2,456)              148
                                                              --------------   ---------------
  Net deferred tax liability.................................    (136,470)         (111,597)
  Valuation allowance of deferred tax assets.................     (13,520)          (15,803)
                                                              --------------   ---------------
  Net deferred tax liability, net of valuation allowance.....   $(149,990)        $(127,400)
                                                              ==============   ===============

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As described below, due to annual limitations on certain net operating loss carryforwards, it does not appear more likely than not that the Company will be able to utilize all available carryforwards prior to their ultimate expiration.

         The Company estimates that as of June 30, 2002, the Company will have available approximately $193,021,646 of net operating loss carryforwards (which will continue to expire in fiscal 2003). Approximately $51,521,895 of the net operating loss carryforwards are subject to an annual limitation of approximately $1,012,000, under Sections 382 and 383 of the Internal Revenue Code.

10.      LEASING ARRANGEMENTS

         The Company leases certain property and equipment under non-cancelable operating leases that generally expire at various dates through fiscal 2007. The term of the operating leases generally run from 24 to 60 months with varying payment dates throughout each month.

         As of June 30, 2002, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                            LEASE
  FISCAL YEAR ENDING JUNE 30,                              PAYMENTS
    2003..............................................    $ 6,818
    2004..............................................      6,498
    2005..............................................      6,327
    2006..............................................      4,198
    2007..............................................      1,509
                                                        ------------
                                                          $25,350
                                                        ============

         Operating lease expense was approximately $6,456,000, $6,072,000, and $6,460,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

11.      EMPLOYEE BENEFIT PLANS

         In order to retain quality personnel, the Company maintains 401(k) plans as part of its employee benefits package. From July 1, 1998 through December 31, 1998, the Company matched 100% of employee contributions into its 401(k) plan up to a maximum of $1,000 per participant per year. From January 1, 1999 through March 31, 2000, the Company elected not to match employee contributions. Commencing April 1, 2000, the Company matches, 100% of employee contributions into its 401(k) plan up to a maximum of $250 per participant per year. The maximum limit was increased to $500 effective October 1, 2000, $750 effective January 1, 2001 and $1,000 effective July 1, 2001. The Company's matching contributions for fiscal 2002, 2001 and 2000 were approximately $2,123,000, $1,857,000 and $77,000, respectively.

12.      TRANSACTIONS WITH RELATED PARTIES

         Effective as of July 1, 2001, the Company entered into an amended and restated employment agreement with Francis D. John (the "Employment Agreement") pursuant to which Mr. John serves as the Chairman of the Board, President and Chief Executive Officer of the Company. The Employment Agreement provided for the payment of a one-time retention incentive payment. The purpose of this retention incentive payment was to retire all amounts owed by Mr. John under incentive-based loans previously made to him (which, because certain performance criteria had been previously met, the Company was scheduled to forgive ratably over a ten-year period as long as Mr. John continued to serve the Company in his present capacity) and in the process provide Mr. John with incentive to remain with the Company for the next ten years. On December 1, 2001, the incentive retention payment was paid to Mr. John and was comprised of two components: (i) approximately $7.5 million in principal and interest accrued through the date of the payment and (ii) approximately $5.6 million in a tax "gross-up" payment. The entire payment was withheld by the Company and used to satisfy Mr. John's tax obligations and his obligations under the loans. Pursuant to the Employment Agreement, Mr. John will earn the incentive retention payment over a ten-year period beginning July 1, 2001, with one-tenth of the total bonus being earned on June 30 of each year, beginning on June 30, 2002. For fiscal 2002, Mr. John earned approximately $1.3 million of the retention incentive payment. If Mr. John voluntarily terminates his employment with the Company or if Mr. John is terminated by the Company for Cause (as defined in the Employment Agreement), Mr. John will be obligated to repay the entire remaining unearned balance of the retention incentive payment immediately upon such termination. However, if Mr. John's employment with the Company is terminated (i) by the Company other than for Cause, (ii) by Mr. John for Good Reason (as defined in the Employment Agreement), (iii) as a result of Mr. John's death or Disability (as defined in the Employment Agreement), or (iv) as a result of a Change in Control (as defined in the Employment Agreement), the remaining unearned balance of the retention incentive payment will be treated as earned as of the date of such event.

13.      BUSINESS SEGMENT INFORMATION

         The Company's reportable business segments are well servicing and contract drilling. Oil and natural gas production operations are presented in "corporate/other."

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

                                                          WELL        CONTRACT       CORPORATE
                                                        SERVICING     DRILLING       / OTHER          TOTAL
                                                        ---------     --------       ---------        -----

TWELVE MONTHS ENDED JUNE 30, 2002
Operating revenues ...................................    $706,629      $ 87,077       $  8,858     $  802,564
Operating profit .....................................     216,947        26,516          4,328        247,791
Depreciation, depletion and amortization .............      64,540         9,191          4,534         78,265
Interest expense .....................................       1,448             -         41,884         43,332
Net income (loss)  before extraordinary gain (loss)* .      76,547         7,630        (42,994)        41,183
Identifiable assets ..................................     686,425        91,374        264,127      1,041,926
Capital expenditures (excluding acquisitions) ........      57,857        19,861         15,979         93,697

TWELVE MONTHS ENDED JUNE 30, 2001
Operating revenues ...................................    $758,273      $107,639       $  7,350       $873,262
Operating profit .....................................     257,949        30,273          2,886        291,108
Depreciation, depletion and amortization .............      63,578         7,947          3,622         75,147
Interest expense .....................................       1,831             -         54,729         56,560
Net income (loss) before extraordinary gain (loss) * .     109,159         9,466        (56,344)        62,281
Identifiable assets ..................................     664,611        95,473        278,325      1,038,409
Capital expenditures (excluding acquisitions) ........      51,064        15,884         15,802         82,750

TWELVE MONTHS ENDED JUNE 30, 2000
Operating revenues ...................................    $559,492      $ 68,428         $9,812     $  637,732
Operating profit .....................................     150,769        10,129          5,665        166,563
Depreciation, depletion and amortization .............      62,680         6,105          2,187         70,972
Interest expense .....................................       2,300             -         69,630         71,930
Net income (loss) before extraordinary gain (loss)* ..      48,062        (1,664)       (66,968)       (20,570)
Identifiable assets ..................................     635,304        89,574        322,754      1,047,632
Capital expenditures (excluding acquisitions) ........      26,464         8,282          3,422         38,173

* - Net income (loss) before extraordinary gain (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.


         Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $33.2 million and $6.4 million, respectively, for the year ended June 30, 2002. Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $54.5 million and $13.4 million, respectively, for the year ended June 30, 2001. Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $37.7 million and $7.3 million, respectively, for the year ended June 30, 2002.

         The Company had $27.9 million and $84.1 million of identifiable assets as of June 30, 2002 and 2001, respectively, related to its foreign operations.

14.      SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                                              YEAR ENDED JUNE 30,
                                                                          2002        2001        2000
                                                                          ----        ----        ----
                                                                                   (THOUSANDS)
Fair value of common stock issued in purchase transactions ..........   $25,067       $8,120          $-
Fair value of common stock issued upon conversion of long-term debt .        -           957       3,606
Capital lease obligations ...........................................    10,047        9,595      10,758

15.      UNAUDITED SUPPLEMENTARY INFORMATION - QUARTERLY RESULTS OF OPERATIONS

         Summarized quarterly financial data for fiscal 2002, and 2001 are as follows:

                                                               FIRST             SECOND              THIRD               FOURTH
                                                              QUARTER            QUARTER            QUARTER             QUARTER
                                                             ---------          ---------          ---------           ---------
                                                                            (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2002
 Revenues ...........................................        $ 249,237          $ 213,337          $ 170,241           $ 169,749
 Income from operations .............................           46,138             28,271              1,408             (10,560)
 Net income (loss) before extraordinary gain (loss) .           28,996             17,368                635              (5,816)
 Extraordinary gain (loss), net of tax ..............              180              2,091             (5,261)                (47)
                                                             ---------          ---------          ---------           ---------
 Net income (loss) ..................................        $  29,176          $  19,459          $  (4,626)          $  (5,863)
                                                             =========          =========          =========           =========
 Earnings (loss) per share:
   Basic - before extraordinary gain (loss) .........        $    0.29          $    0.17          $    0.01           $   (0.05)
   Extraordinary gain (loss), net of tax ............                -               0.02              (0.05)                  -
                                                             ---------          ---------          ---------           ---------
   Basic - after extraordinary gain (loss) ..........        $    0.29          $    0.19          $   (0.04)          $   (0.05)
                                                             =========          =========          =========           =========

   Diluted - before extraordinary gain (loss) .......        $    0.28          $    0.17          $    0.01           $   (0.05)
   Extraordinary gain (loss), net of tax ............                -               0.02              (0.05)                  -
                                                             ---------          ---------          ---------           ---------
   Diluted - after extraordinary gain (loss) ........        $    0.28          $    0.19          $   (0.04)          $   (0.05)
                                                             =========          =========          =========           =========
 Weighted average shares outstanding:
   Basic ............................................          101,727            103,115            108,551             109,776
   Diluted ..........................................          103,829            104,811            110,059             109,776

FISCAL 2001
 Revenues ...........................................        $ 191,679          $ 203,911          $ 227,370           $ 250,302
 Income from operations .............................           12,229             18,063             27,912              41,079
 Net income before extraordinary gain (loss) ........            7,510             11,094             17,587              26,090
 Extraordinary gain (loss), net of tax ..............            1,197                 68               (167)               (669)
                                                             ---------          ---------          ---------           ---------
 Net income .........................................        $   8,707          $  11,162          $  17,420           $  25,421
                                                             =========          =========          =========           =========
 Earnings per share:
   Basic - before extraordinary gain (loss) .........        $    0.08          $    0.11          $    0.18           $    0.26
   Extraordinary gain (loss), net of tax ............             0.01                  -                  -               (0.01)
                                                             ---------          ---------          ---------           ---------
   Basic - after extraordinary gain (loss) ..........        $    0.09          $    0.11          $    0.18           $    0.25
                                                             =========          =========          =========           =========

   Diluted - before extraordinary gain (loss) .......        $    0.08          $    0.11          $    0.17           $    0.25
   Extraordinary gain (loss), net of tax ............             0.01                  -                  -               (0.01)
                                                             ---------          ---------          ---------           ---------
   Diluted - after extraordinary gain (loss) ........        $    0.09          $    0.11          $    0.17           $    0.24
                                                             =========          =========          =========           =========
 Weighted average shares outstanding:
   Basic ............................................           96,880             97,534             98,211             100,179
   Diluted ..........................................          100,472            100,534            103,524             104,401

16.      VOLUMETRIC PRODUCTION PAYMENT

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

17.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The Company's senior notes are guaranteed by all of the Company's operating subsidiaries (except for its oil and natural gas production subsidiary and its foreign subsidiaries), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

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

                       CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                                 JUNE 30, 2002
                                                      ------------------------------------------------------------------------
                                                       PARENT        GUARANTOR    NON-GUARANTOR
                                                       COMPANY      SUBSIDIARIES   SUBSIDIARIES  ELIMINATIONS     CONSOLIDATED
                                                      ----------    ------------   ------------  ------------     ------------
                                                                                  (IN THOUSANDS)
       Assets:
           Current assets                             $   64,814     $  117,140     $   10,119     $        -      $  192,073
           Net property and equipment                     43,003        748,158         17,739              -         808,900
           Goodwill, net                                   3,374        197,144            551              -         201,069
           Deferred costs, net                            12,580              -              -              -          12,580
           Intercompany receivables                      537,416              -              -       (537,416)              -
           Other assets                                   21,593          6,780              -              -          28,373
                                                      ----------     ----------     ----------     ----------      ----------
       Total assets                                   $  682,780     $1,069,222     $   28,409     $ (537,416)     $1,242,995
                                                      ==========     ==========     ==========     ==========      ==========
       Liabilities and equity:
           Current liabilities                        $   48,388     $   45,427     $    2,813       $      -      $   96,628
           Long-term debt                                420,717              -              -              -         420,717
           Capital lease obligations                       1,457         13,762              -              -          15,219
           Intercompany  payables                              -        516,761         20,655       (537,416)              -
           Deferred tax liability                        149,990              -              -              -         149,990
           Other long-term liabilities                    13,474         10,101              -              -          23,575
           Stockholders' equity                           48,754        483,171          4,941              -         536,866
                                                      ----------     ----------     ----------     ----------      ----------
       Total liabilities and stockholders' equity     $  682,780     $1,069,222     $   28,409     $ (537,416)     $1,242,995
                                                      ==========     ==========     ==========     ==========      ==========

                                                                         JUNE 30, 2001
                                        -----------------------------------------------------------------------------------------
                                          PARENT            GUARANTOR         NON-GUARANTOR
                                          COMPANY          SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                        -----------        ------------        ------------       ------------       ------------
                                                                              (IN THOUSANDS)
Assets:
      Current assets                    $    10,680         $   165,653         $    29,817         $       -        $   206,150
      Net property and equipment             21,418             717,989              54,309                 -            793,716
      Goodwill, net                           3,374             184,379               2,122                 -            189,875
      Deferred costs, net                    17,624                   -                   -                 -             17,624
      Intercompany receivables              664,592                   -                   -          (664,592)                 -
      Other assets                           15,303               5,616                   -                 -             20,919
                                        -----------         -----------         -----------         ---------        -----------
Total assets                            $   732,991         $ 1,073,637         $    86,248         $(664,592)       $ 1,228,284
                                        ===========         ===========         ===========         =========        ===========

Liabilities and equity:
      Current liabilities               $    35,671         $    64,679         $    15,203          $      -        $   115,553
      Long-term debt                        470,578                   -                   -                 -            470,578
      Capital lease obligations                  90              15,331                 (38)           15,383
      Intercompany payables                       -             608,764              55,828          (664,592)                 -
      Deferred tax liability                127,400                   -                   -                 -            127,400
      Other long-term                         8,240              14,252                   -                 -             22,492
      liabilities
      Stockholders' equity                   91,012             370,611              15,255                 -            476,878
                                        -----------         -----------         -----------         ---------        -----------
Total liabilities and
stockholders' equity                    $   732,991         $ 1,073,637         $    86,248         $(664,592)       $ 1,228,284
                                        ===========         ===========         ===========         =========        ===========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED JUNE 30, 2002
                                         ----------------------------------------------------------------------------------------
                                          PARENT             GUARANTOR        NON-GUARANTOR
                                          COMPANY          SUBSIDIARIES        SUBSIDIARIES       ELIMINATIONS       CONSOLIDATED
                                        -----------        ------------        ------------       ------------       ------------
                                                                  (IN THOUSANDS)
Revenues                                  $   1,247           $ 768,106           $  33,211         $       -          $ 802,564
Costs and expenses:                                                                                         -
    Direct expenses                               -             527,977              26,796                 -            554,773
    Depreciation, depletion and
    amortization expense                      1,830              73,252               3,183                 -             78,265
    General and administrative expense       22,715              34,481               2,298                 -             59,494
    Interest                                 41,883                 857                 592                 -             43,332
    Other                                         -                   -               1,443                 -              1,443
                                          ---------           ---------           ---------         ---------          ---------
Total costs and expenses                     66,428             636,567              34,312                 -            737,307
                                          ---------           ---------           ---------         ---------          ---------
Income (loss) before income taxes           (65,181)            131,539              (1,101)                -             65,257
Income tax (expense) benefit                 24,045             (48,525)                406                 -            (24,074)
                                          ---------           ---------           ---------         ---------          ---------
Net income (loss) before
extraordinary items                         (41,136)             83,014                (695)                -             41,183
Extraordinary items, net of tax              (3,037)                  -                   -                 -             (3,037)
                                          ---------           ---------           ---------         ---------          ---------
Net income (loss)                         $ (44,173)          $  83,014           $    (695)        $       -          $  38,146
                                          =========           =========           =========         =========          =========

                                                                            YEAR ENDED JUNE 30, 2001
                                                     ---------------------------------------------------------------------------
                                                      PARENT          GUARANTOR     NON-GUARANTOR
                                                      COMPANY        SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ---------       ------------    ------------    ------------    ------------
                                                                                   (IN THOUSANDS)
Revenues                                             $   2,018        $ 816,724        $  54,520      $        -       $ 873,262
Costs and expenses:
   Direct expenses                                           -          540,987           41,167               -         582,154
   Depreciation, depletion and
   amortization expense                                  1,353           69,714            4,080               -          75,147
   General and administrative                           19,158           37,558            3,402               -          60,118
   expense
   Interest                                             54,464            1,275              821               -          56,560
   Other                                                     -                -                -               -               -
                                                     ---------        ---------        ---------      ----------       ---------
Total costs and expenses                                74,975          649,534           49,470               -         773,979
                                                     ---------        ---------        ---------      ----------       ---------
Income (loss) before income taxes                      (72,957)         167,190            5,050               -          99,283
Income tax (expense) benefit                            27,190          (62,310)          (1,882)              -         (37,002)
                                                     ---------        ---------        ---------      ----------       ---------
Net income (loss) before extraordinary items           (45,767)         104,880            3,168               -          62,281
Extraordinary items, net of tax                            429                -                -               -             429
                                                     ---------        ---------        ---------      ----------       ---------
Net income (loss)                                    $ (45,338)       $ 104,880        $   3,168      $        -       $  62,710
                                                     =========        =========        =========      ==========       =========

                                                                            YEAR ENDED JUNE 30, 2000
                                                     ----------------------------------------------------------------------------
                                                       PARENT        GUARANTOR      NON-GUARANTOR
                                                      COMPANY       SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                                     ---------      ------------     ------------    ------------    ------------
                                                                                    (IN THOUSANDS)
Revenues                                             $     790        $ 599,225        $  37,717      $        -       $ 637,732
Costs and expenses:
 Direct expenses                                             -          440,741           30,428               -         471,169
 Depreciation, depletion and
 amortization expense                                    1,162           66,453            3,357               -          70,972
 General and administrative expense                     10,774           37,704            3,159               -          51,637
 Interest                                               69,802            1,527              601               -          71,930
 Other                                                       -                -                -               -               -
                                                     ---------        ---------        ---------      ----------       ---------
Total costs and expenses                                81,738          546,425           37,545               -         665,708
                                                     ---------        ---------        ---------      ----------       ---------
Income (loss)  before  income taxes                    (80,948)          52,800              172               -         (27,976)
Income tax (expense) benefit                            21,429          (13,977)             (46)              -           7,406
                                                     ---------        ---------        ---------      ----------       ---------
Net income (loss) before extraordinary items           (59,519)          38,823              126               -         (20,570)
Extraordinary items, net of tax                          1,611                -                -               -           1,611
                                                     ---------        ---------        ---------      ----------       ---------
Net income (loss)                                    $ (57,908)       $  38,823        $     126      $        -       $ (18,959)
                                                     =========        =========        =========      ==========       =========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                FISCAL YEAR ENDED JUNE 30, 2002
                                                          --------------------------------------------------------------------------
                                                           PARENT       GUARANTOR       NON-GUARANTOR
                                                           COMPANY     SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ---------    ------------      ------------    ------------   ------------
                                                                                        (IN THOUSANDS)
Net cash provided by (used in) operating activities       $  95,948      $  78,577        $   4,191        $       -     $ 178,716
Net cash provided by (used in) investing activities         (37,188)       (67,092)          (4,469)               -      (108,749)
Net cash provided by (used in) financing activities          (7,665)        (9,637)             (13)               -       (17,315)
Effect of exchange rate changes on cash                           -              -             (603)               -          (603)
                                                          ---------      ---------        ---------        ---------     ---------
Net increase (decrease) in cash                              51,095          1,848             (894)               -        52,049
Cash and cash equivalents at beginning of period              1,647         (2,005)           2,456                -         2,098
                                                          ---------      ---------        ---------        ---------     ---------
Cash and cash equivalents at end of period                $  52,742      $    (157)       $   1,562        $       -     $  54,147
                                                          =========      =========        =========        =========     =========

                                                                                FISCAL YEAR ENDED JUNE 30, 2001
                                                          --------------------------------------------------------------------------
                                                           PARENT       GUARANTOR       NON-GUARANTOR
                                                           COMPANY     SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ---------    ------------      ------------    ------------   ------------
                                                                                        (IN THOUSANDS)
Net cash provided by (used in) operating activities       $  68,932      $  64,673        $   9,742        $       -     $ 143,347
Net cash provided by (used in) investing activities         (19,824)       (56,976)          (7,180)               -       (83,980)
Net cash provided by (used in) financing activities        (158,627)        (8,456)             (59)               -      (167,142)
                                                          ---------      ---------        ---------        ---------     ---------
Net increase (decrease) in cash                            (109,519)          (759)           2,503                -      (107,775)
Cash and cash equivalents at beginning of period            111,166         (1,246)             (47)               -       109,873
                                                          ---------      ---------        ---------        ---------     ---------
Cash and cash equivalents at end of period                $   1,647      $  (2,005)       $   2,456        $       -      $   2,098
                                                          =========      =========        =========        =========     =========

                                                                                FISCAL YEAR ENDED JUNE 30, 2000
                                                          --------------------------------------------------------------------------
                                                           PARENT       GUARANTOR       NON-GUARANTOR
                                                           COMPANY     SUBSIDIARIES      SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                          ---------    ------------      ------------    ------------   ------------
                                                                                        (IN THOUSANDS)
Net cash provided by (used in) operating activities       $  18,962      $  10,434        $   5,464        $       -     $  34,860
Net cash provided by (used in) investing activities          (4,468)       (26,671)          (6,627)               -       (37,766)
Net cash provided by (used in) financing activities          80,070          9,287              (56)               -        89,301
                                                          ---------      ---------        ---------        ---------     ---------
Net increase (decrease) in cash                              94,564         (6,950)          (1,219)               -        86,395
Cash and cash equivalents at beginning of period             16,602          5,704            1,172                -        23,478
                                                          ---------      ---------        ---------        ---------     ---------
Cash and cash equivalents at end of period                $ 111,166      $  (1,246)       $     (47)       $       -     $ 109,873
                                                          =========      =========        =========        =========     =========

18.      ARGENTINA FOREIGN CURRENCY TRANSACTION LOSS

         The local currency is the functional currency for the Company's foreign operations in Argentina and Canada. The cumulative translation gains and losses, resulting from translating each foreign subsidiary's financial statements from the functional currency to U.S. dollars are included in other comprehensive income and accumulated in stockholders' equity until a partial or complete sale or liquidation of the Company's net investment in the foreign entity.

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

         Due to the events described above, which resulted in the temporary lack of exchangeability of the two currencies at December 31, 2001, the Company translated the assets and liabilities of its Argentine subsidiary at December 31, 2001 using a conversion ratio of 1.6:1, which management believes was indicative of the free floating conversion ratio when the currency market re-opened on January 11, 2002. At June 30, 2002, the Company used a conversion ratio of 3.9:1 to translate the assets and liabilities of its Argentine subsidiary. As a result, a foreign currency translation loss of approximately $48.3 million is included in other comprehensive income, a component of stockholders' equity, at June 30, 2002. Since the 1:1 conversion ratio was in existence prior to December 2001, income statement and cash flows information for the six months ended December 31, 2001 has been translated using the historical 1:1 conversion ratio. After December 31, 2001, revenues and expenses are translated using the average exchange rate during the reporting period.

         Additionally, the Argentine government has indicated that as part of its monetary policy changes, it will re-denominate certain consumer loans from U.S. dollar-denominated to Argentine peso- denominated. As a result, the Company recorded a foreign currency transaction loss of $1.8 million in the three months ended December 31, 2001 related to accounts receivable subject to certain U.S. dollar-denominated contracts held by its Argentine subsidiary which are subject to re-denomination. These receivables are subject to additional negotiation with the Company's customers which may result in recovery of a portion of this loss. In the six months ended June 30, 2002, the Company recovered approximately $0.4 million resulting in a net foreign currency transaction loss of approximately $1.4 million for fiscal 2002.

19.      SUBSEQUENT EVENTS-ACQUISITION OF Q SERVICES, INC. [UNAUDITED]

         On July 19, 2002, the Company acquired Q Services, Inc. ("QSI") pursuant to an Agreement and Plan of Merger dated May 13, 2002, as amended, by and among the Company, Key Merger Sub, Inc. and QSI. As consideration for the merger, the Company issued approximately 17.2 million shares of its common stock to QSI shareholders and assumed approximately $74 million of QSI's indebtedness, net of working capital. The aggregate value of the purchase price was approximately $221 million. Prior to the acquisition, QSI was a privately held corporation conducting field production, pressure pumping and other service operations in Louisiana, New Mexico, Oklahoma, Texas and the Gulf of Mexico.

20.      SUBSEQUENT EVENTS-NEW SENIOR CREDIT FACILITY [UNAUDITED]

         On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement (the "New Senior Credit Facility"). The New Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $40,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 0.75% or a Eurodollar rate plus a variable margin of 1.25% to 2.75%.

         The New Senior Credit Facility contains various financial covenants, including: (i) a maximum consolidated senior leverage ratio of 2.75 to 1.00,
(ii) a minimum consolidated fixed coverage ratio of 1.50 to 1.00, and (iii) a maximum consolidated total leverage ratio of 3.50 to 1.00. The Company is also required to maintain a minimum net worth of $436,972,000 plus (i) 50% of consolidated net income and (ii) 75% of the net cash proceeds from the sale of equity.

         The New Senior Credit Facility subjects the Company to other restrictions, including restrictions upon the Company's ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to make acquisitions, to sell assets, to make dividends, purchases of our stock or subordinated debt, or to make investments, loans and advances or changes to debt instruments and organizational documents. All obligations under the New Senior Credit Facility are guaranteed by most of the Company's subsidiaries and are secured by most of the Company's assets, including the Company's accounts receivable, inventory and most equipment.

         At September 30, 2002 as a result of retiring certain long-term debt of QSI, there was approximately $62.0 million outstanding under the New Senior Credit Facility revolver and $28.0 million in outstanding letters of credit.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Key Energy Services, Inc.

We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc., and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the years in the three-year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Energy Services, Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002. As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.



                                    KPMG LLP
Dallas, Texas
August 16, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

PART III


ITEMS 10-13.

         Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of June 30, 2002.

ITEM 14.  DISCLOSURE CONTROLS AND PROCEDURES

          (b) Changes in Internal Controls

              There were no significant changes in the Company's internal controls during fiscal 2002 nor did any other factors exist that could significantly affect such controls through the date of this report.

PART IV


ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM  8-K.



         (a)      Index to Exhibits

         The following documents are filed as part of this report:

         (1)  See Index to Financial Statements set forth in Item 8.

         (2)  Financial Statements Schedules:

                Key Energy Services, Inc.:
                Consolidated Supplementary Financial Statement Schedule
                As of and for Each of the Three Years Ended June 30, 2002:
                Schedule II-Consolidated Valuation and Qualifying Accounts...S-1

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

       3.4 Amendment to the Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to Exhibit A of the definitive proxy statement on Schedule 14A filed by the Company on November 17, 1998, File No. 1-8038).
       3.5 Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit
              3.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
       3.6 Unanimous Consent of the Board of Directors of the Company dated January 11, 2000, limiting the designation of the additional authorized shares to common stock (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
       4.1 Indenture dated as of September 25, 1997, among Key Energy Group, Inc. and American Stock Transfer and Trust Company. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 1-8038).
       4.2 Warrant Agreement dated as of January 22, 1999 between the Company and The Bank of New York, a New York banking corporation as warrant agent. (Incorporated by reference to Exhibit 99(b) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
       4.3 Indenture dated as of January 22, 1999 between the Company and The Bank of New York as trustee. (Incorporated by reference to Exhibit 99(c) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
       4.4 Warrant Registration Rights Agreement dated January 22, 1999, by and among the Company and Lehman Brothers Inc., Bear, Stearns & Co. Inc., F.A.C./Equities, a division of First Albany Corporation, and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. (Incorporated by reference to Exhibit 99(e) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
       4.5 Indenture dated March 6, 2001 between the Company and The Chase Manhattan Bank, a New York banking corporation, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on March 20, 2001, File No. 1-8038).
       10.1 Employment Agreement between the Company and D. Kirk Edwards, dated as of July 1, 1996. (Incorporated by reference to Exhibit
              10.1 of the Company's Annual Report on Form 10-K for the year ended June 30, 1997, File No. 1-8038).
       10.2 $550,000,000 Second Amended and Restated Senior Credit Facility, among Key Energy Group, Inc., PNC Bank, National Association, Norwest Bank Texas, N.A., PNC Capital Markets, Inc. and the several lenders from time to time parties thereto, dated as of June 6, 1997, as amended and restated through September 14, 1998 (Incorporated by reference to Exhibit 99.7 of the Company's Current Report on Form 8-K dated September 28, 1998, File No. 1-8038).
       10.3 Amended and Restated Master Guarantee and Collateral Agreement made by Key Energy Group, Inc. and certain of its subsidiaries in favor of Norwest Bank Texas, N.A., dated as of June 6, 1998, as amended and restated through September 14, 1998 (Incorporated by reference to Exhibit 99.8 of the Company's Current Report on Form 8-K dated September 28, 1998, File No. 1-8038).
       10.4 Intercreditor and Collateral Agency Agreement, dated as of September 14, 1998. (Incorporated by reference to Exhibit 99.9 of the Company's Current Report on Form 8-K dated September 28, 1998, File No. 1-8038).
       10.5 Consulting Agreement, dated as of October 7, 1998, by and among Key Energy Group, Inc. and Michael E. Little. (Incorporated by reference to Exhibit 10(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
       10.6 Non-Compete Agreement, dated November 13, 1998, by and between Key Energy Group, Inc. and James J. Byerlotzer. (Incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
       10.7 Non-Compete Agreement, dated October 20, 1998, by and between Key Energy Group, Inc. and Joseph B. Eustace. (Incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
       10.8 Consulting Agreement, dated as of November 12, 1998, by and among Key Energy Group, Inc. and C. Ron Laidley. (Incorporated by reference to Exhibit 10(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
       10.9 Key Energy Group, Inc. Performance Compensation Plan. (Incorporated by reference to Exhibit 10(g) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
       10.10 First Amendment, dated as of December 3, 1997, to the Second Amended and Restated Senior Credit

              Facility, dated as of June 6, 1997, as amended and restated through November 6, 1997. (Incorporated by reference to Exhibit 10(h) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
       10.11 Second Amendment, dated as of December 29, 1998, to the Second Amended and Restated Senior Credit Facility, dated as of June 6, 1997, as amended and restated through September 14, 1998, and as amended by the First Amendment dated as of November 19, 1998. (Incorporated by reference to Exhibit 10(i) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
       10.12 Purchase Agreement dated January 19, 1999 by and among the Registrant, certain of its subsidiaries, Lehman Brothers, Inc., Bear, Stearns & Co. Inc., First Albany Corporation, Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. (Incorporated by reference to Exhibit 99(a) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038).
       10.13 Employment Agreement between the Company and Michael R. Furrow dated as of January 4, 1999. (Incorporated by reference to Exhibit 10(g) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
       10.14 Third Amendment, dated as of April 8, 1999, to the Second Amended and Restated Senior Credit Facility, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 99.5 of the Company's Current Report on Form 10-K dated April 8, 1999, File No. 1-8038).
       10.15 Fourth Amendment, dated as of April 15, 1999, to the Second Amended and Restated Senior Credit Facility, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 99.6 of the Company's Current Report on Form 10-K dated April 8, 1999, File No. 1-8038).
       10.16 Fifth Amendment, dated as of May 10, 1999, to the Second Amended and Restated Senior Credit Facility, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 10.91 of the Company's Annual Report on Form 10-K dated June 30, 1999, File No. 1-8038).

       10.17 Employment Agreement dated August 5, 1999, between Thomas K. Grundman and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
       10.18 Agreement dated as of August 2, 1999, between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit
              10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
       10.19 Promissory Note dated August 3, 1999, made by Thomas K. Grundman in favor of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
       10.20 Demand Note dated August 3, 1999, made by Thomas K. Grundman in favor of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
       10.21 Amendment No. 1 dated as of December 1, 1999, to Agreement dated as of August 2, 1999, between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-8038).
       10.22 Sixth Amendment, dated as of July 14, 1999, to the Second Amended and Restated Senior Credit Facility, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, and PNC Capital Markets, Inc., as Arranger (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
       10.23 Seventh Amendment, dated as of March 1, 2000, to the Second Amended and Restated Senior Credit Facility, among the Company, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent, and PNC Capital Markets, Inc., as Arranger (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
       10.24 Production and Delivery Agreement dated March 31, 2000, among Odessa Exploration Incorporated and Norwest Energy Capital, Inc., (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
       10.25 Agreement dated March 31, 2000, among Odessa Exploration Incorporated, Norwest Energy Capital, Inc. and the Company (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
       10.26 Underwriting Agreement dated June 27, 2000, among the Company and Lehman Brothers Inc. for itself and as Representative of the several underwriters named in Schedule I thereto (Incorporated by reference to Exhibit 1.1 of the Company's Current Report on Form 8-K dated June 29, 2000, File No. 1-8038).
       10.27 Amendment No. 2 dated as of June 16, 2000 to Agreement dated as of August 2, 1999, as amended between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.83 of the Company's Annual Report on Form 10-K dated June 20, 2000, File No. 1-8038).
       10.28 Amendment dated July 1, 2000 to Employment Agreement dated August 5, 1999 between Thomas K. Grundman and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8038).
       10.29 Letter Agreement Amendment dated July 1, 2000 to the Demand Note dated August 3, 1999 made by Thomas K. Grundman in favor of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2000, File No. 1-8038).
       10.30 Purchase Agreement dated March 1, 2001 among the Company, certain of its subsidiaries, Lehman Brothers, Inc., and Bear Stearns & Co., Inc. (Incorporated by reference to Exhibit 1.1 of the Company's Form 8-K filed on March 20, 2001, File No. 1-8038).
       10.31 Eighth Amendment to the Second Amended and Restated Senior Credit Facility, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Key Energy Group, Inc. (now known as Key Energy Services, Inc.), the several Lenders from time to time parties thereto, PNC Bank, National association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital markets, Inc., as Arranger. (Incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed on March 20, 2001, File No. 1-8038).
       10.32 Amendment No. 3 dated as of May 14, 2001 to Agreement dated as of August 2, 1999, as amended, between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K dated June 30, 2001, File No. 1-8038).
       10.33 Second Amended and Restated Employment Agreement dated October 16, 2001 between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K/A dated June 30, 2001, File No. 1-8038).
       10.34 Ninth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Key Energy Group, Inc. (now known as Key Energy Services, Inc.), the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q dated September 30, 2001, File 1-8038).
       10.35 Underwriting Agreement, dated December 13, 2001, between Registrant and Lehman Brothers Inc. (Incorporated by reference to
              Exhibit 1.1 of the Company's Current Report on Form 8-K dated December 19, 2001, File No. 1-8038).
       10.36 Tenth Amendment to the Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Key Energy Group, Inc. (now known as Key Energy Services, Inc.), the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on December 19, 2001, File 1-8038).
       10.37  Employment Agreement between Key Energy Services, Inc. and Royce
              W. Mitchell dated December 31, 2001. (Incorporated by reference to
              Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated December 31, 2001, File 1-8038).
       10.38 Employment Agreement between Key Energy Services, Inc. and James Byerlotzer dated December 31, 2001. (Incorporated by reference to
              Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated December 31, 2001, File 1-8038).
       10.39 First Amendment to Second Amended and Restated Employment Agreement between Francis D. John and Key Energy Services, Inc. dated December 31, 2001. (Incorporated by reference to Exhibit
              10.5 of the Company's Quarterly Report on Form 10-Q dated
              December 31, 2001, File 1-8038).
       10.40 Underwriting Agreement, dated February 22, 2002, among the Registrant and Lehman Brothers Inc., Bear Stearns & Co. Inc. and First Albany Corporation. (Incorporated by reference to Exhibit
              1.1 of the Company's Current Report on Form 8-K dated February
              27, 2002, File No. 1-8038).
       10.41 Eleventh Amendment to the Second Amended and Restated Credit Agreement, dated as of June 6, 1997, as amended and restated through September 14, 1998 and as further amended, among Key Energy Group, Inc. (now known as Key Energy Services, Inc.), the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, Norwest Bank Texas, N.A., as Collateral Agent and PNC Capital Markets, Inc., as Arranger. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File 1-8038).

       10.42  Twelfth Amendment to the Second Amended and Restated Credit
              Agreement, dated as of June 6, 1997, as amended and restated
              through September 14, 1998 and as further amended, among Key
              Energy Group, Inc. (now known as Key Energy Services, Inc.), the several Lenders from time to time parties thereto, PNC Bank,
              National Association, as Administrative Agent, Norwest Bank Texas,
              N.A., as Collateral Agent and PNC Capital Markets, Inc., as
              Arranger. (Incorporated by reference to Exhibit 10.2 of the
              Company's Current Report on Form 8-K dated February 27, 2002, File
              1-8038).
       10.43  Indenture dated as of February 22, 2002 among the Registrant and
              U.S. Bank National Association. (Incorporated by reference to
              Exhibit 4.1 of the Company's Current Report on Form 8-K dated
              February 27, 2002, File 1-8038).
       10.44  First Supplemental Indenture dated as of March 1, 2002 among the
              Registrant, the Guarantors (as defined therein) and U.S. Bank
              National Association. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 1, 2002, File
              1-8038).
       10.45  Employment Agreement between Key Energy Services, Inc. and Thomas
              K. Grundman dated February 15, 2002. (Incorporated by reference to
              Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated
              March 31, 2002, File 1-8038).
      *10.46  Separation and Release Agreement between Key Energy Services, Inc.
              and Thomas K. Grundman dated May 6, 2002.
       10.47  Plan and Agreement of Merger among Key Energy Services, Inc., Key
              Merger Sub., Inc. and Q Services, Inc. dated as of May 13, 2002.
              (Incorporated by reference to Exhibit 2.1 of the Company's Current
              Report on Form 8-K dated May 17, 2002, File 1-8038).
       *21    Significant Subsidiaries of the Company.
       *23    Consent of KPMG LLP.
       25.1   Statement of Eligibility of Trustee, U.S. Bank National
              Association, a national banking association, on Form T-1.
              (Incorporated by reference to Exhibit 25.1 of the Company's
              Quarterly Report on Form 8-K dated February 27, 2002,
              File 1-8038).
      *99.1   Certification of CEO and CFO Pursuant to 18 U.S.C. Section
              1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002.

(b)  Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

           (i) Current report on Form 8-K dated May 17, 2002 filed to report the signing of a definitive merger agreement with Q Services, Inc. dated as of May 13, 2002.


-----------

*  Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KEY ENERGY SERVICES, INC.
                                              (Registrant)

Dated: September 30, 2002                 By:      /s/ FRANCIS D. JOHN
                                              ----------------------------------
                                                        Francis D. John
                                               CHAIRMAN OF THE BOARD, PRESIDENT,
                                                  AND CHIEF EXECUTIVE OFFICER

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Dated: September 30, 2002                  By:      /s/ FRANCIS D. JOHN
                                              ----------------------------------
                                                      Francis D. John
                                               CHAIRMAN OF THE BOARD, PRESIDENT,
                                                 AND CHIEF EXECUTIVE OFFICER

Dated: September 30, 2002                  By:      /s/ ROYCE W. MITCHELL
                                              ----------------------------------
                                                        Royce W. Mitchell
                                                    CHIEF FINANCIAL OFFICER
                                                  AND CHIEF ACCOUNTING OFFICER

Dated: September 30, 2002                  By:      /s/ MORTON WOLKOWITZ
                                              ----------------------------------
                                                         Morton Wolkowitz
                                                             DIRECTOR

Dated: September 30, 2002                  By:      /s/ DAVID J. BREAZZANO
                                              ----------------------------------
                                                         David J. Breazzano
                                                             DIRECTOR

Dated: September 30, 2002                  By:      /s/ KEVIN P. COLLINS
                                              ----------------------------------
                                                      Kevin P. Collins
                                                          DIRECTOR

Dated: September 30, 2002                  By:      /s/ W. PHILLIP MARCUM
                                              ----------------------------------
                                                         W. Phillip Marcum
                                                             DIRECTOR

Dated: September 30, 2002                  By:      /s/ WILLIAM D. FERTIG
                                              ----------------------------------
                                                         William D. Fertig
                                                             DIRECTOR

Dated: September 30, 2002                  By:      /s/ J. ROBINSON WEST
                                              ----------------------------------
                                                         J. Robinson West
                                                             DIRECTOR

I, Francis D. John, certify that:

1. I have reviewed this annual report on Form 10-K of Key Energy Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



   Date: September 30, 2002


                                          /s/ FRANCIS D. JOHN
                                          ------------------------
                                          Francis D. John
                                          Chief Executive Officer

                                 CERTIFICATIONS


I, Royce W. Mitchell, certify that:

1. I have reviewed this annual report on Form 10-K of Key Energy Services, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



   Date: September 30, 2002


                                                /s/ ROYCE W. MITCHELL
                                                ------------------------
                                                Royce W. Mitchell
                                                Chief Financial Officer

                                                                     SCHEDULE II

                            KEY ENERGY SERVICES, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 AS OF JUNE 30,

                                                                   ADDITIONS
                                                     --------------------------------------
                                       BALANCE AT
                                      BEGINNING OF     CHARGED TO          CHARGED TO                          BALANCE AT
                                         YEAR           EXPENSES        OTHER ACCOUNTS(a)       DEDUCTIONS     END OF YEAR
                                         ----           --------        -----------------       ----------     -----------
                                                               (IN THOUSANDS)
Allowance for doubtful
  accounts:
  2002.........................         $4,082             $168              $ -                    $281          $3,969
  2001.........................          3,189            1,263                -                     370           4,082
  2000.........................          6,790            1,648                -                   5,249           3,189