Form 10-K/A
period 2002-06-30
KEY ENERGY SERVICES INC
filed 2002-10-28
CIK 318996

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

     TITLE OF EACH CLASS                        NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------------                   -----------------------------------------
Common Stock, $.10 par value                           New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                   5% Convertible Subordinated Notes Due 2004

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of October 25, 2002 was approximately $1,055,836,708.

    Common Shares outstanding at October 25, 2002: 128,109,917

    DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ended
June 30, 2002 are incorporated by reference in Part III of this report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           KEY ENERGY SERVICES, INC.

                                     INDEX

PART I.

Item 1.    Business....................................................    3

Item 2.    Properties..................................................   11

Item 3.    Legal Proceedings and Other Actions.........................   11

Item 4.    Submission of Matters to a Vote of Security Holders.........   11

PART II.

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters.........................................   12

Item 6.    Selected Financial Data.....................................   14

Item 7.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition..........................   15

Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................   22

Item 8.    Consolidated Financial Statements and Supplementary Data....   25

Item 9.    Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure....................................   64

PART III.

Item 10.   Directors and Executive Officers............................   64

Item 11.   Executive Compensation......................................   66

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management..................................................   71

Item 13.   Certain Relationships and Related Transactions..............   72

Item 14.   Disclosure Controls and Procedures..........................   73

PART IV.

Item 15.   Exhibits, Financial Statements and Reports on Form 8-K......   73

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

                        DESCRIPTION OF BUSINESS SEGMENTS

    Key operates in two primary business segments which are well servicing and contract drilling. Key's operations are conducted domestically and in Argentina, Egypt and Canada. The following is a description of each of these business segments (for financial information regarding these business segments, see
Note 13 to Consolidated Financial Statements--Business Segment Information).

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

OILFIELD TRUCKING

    Upon completion of the acquisition of QSI, Key has established itself as a leading provider of liquid/ vacuum truck services and fluid transportation and disposal services for operators whose wells produce saltwater and other fluids, in addition to oil and natural gas. Of the 2,233 heavy oilfield service vehicles operated by the Company following the acquisition of QSI, the Company operates 1,026 vacuum and transport trucks in the United States. In addition, Key owns approximately 2,972 frac tanks which are used in conjunction with the fluid hauling operations.

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

                      WELL SERVICING AND CONTRACT DRILLING

    The following table sets forth the type, number and location of the major equipment owned and operated by Key's operating divisions as of June 30, 2002:

                                                WELL SERVICE AND   OILFIELD   DRILLING
OPERATING DIVISION                               WORKOVER RIGS      TRUCKS      RIGS
------------------                              ----------------   --------   --------
DOMESTIC:
  Permian Basin (well servicing)..............          468           450        --
  Gulf Coast..................................          252           319        --
  Mid-Continent...............................          326           385        --
  Four Corners................................           49            91        15
  Eastern.....................................           91           253         3
  Rocky Mountains.............................          131            58        14
  California..................................          138            35        --
  Key Energy Drilling (Permian Basin).........            0            49        38
                                                      -----         -----        --
DOMESTIC SUBTOTAL.............................        1,455         1,640        70
                                                      -----         -----        --
INTERNATIONAL:
  Argentina...................................           25            75         7
  Canada......................................            4             4         2
  Egypt.......................................            2            --        --
                                                      -----         -----        --
INTERNATIONAL SUBTOTAL........................           31            79         9
                                                      -----         -----        --
TOTALS........................................        1,486         1,719        79
                                                      =====         =====        ==

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

    See Note 3 to Consolidated Financial Statements--Commitments and Contingencies.

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

                                                                HIGH       LOW
                                                              --------   --------
Fiscal Year Ending 2002:
  Fourth Quarter............................................   $12.59     $9.63
  Third Quarter.............................................    11.45      7.20
  Second Quarter............................................     9.70      5.99
  First Quarter.............................................    11.01      5.58

Fiscal Year Ending 2001:
  Fourth Quarter............................................   $15.33     $9.55
  Third Quarter.............................................    13.52      8.13
  Second Quarter............................................    10.50      6.81
  First Quarter.............................................    11.44      7.06

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

                      EQUITY COMPENSATION PLAN INFORMATION

    The following table summarizes information, as of June 30, 2002, about the Company's common stock that may be issued upon the exercise of options that have been granted (i) under equity compensation plans that have been approved by the Company's shareholders and (ii) outside such plans. The only equity compensation plan that has been approved by the Company's shareholders is the Key Energy Group, Inc. 1997 Incentive Plan (the "Incentive Plan"). For a description of the Incentive Plan, see Note 8 to Consolidated Financial Statements--Stockholders' Equity. All options not issued under the Incentive Plan (the "Non-Plan Options") were approved by the Board or the Compensation Committee under individual option grants (rather than under a separate equity compensation plan not approved by the Company's shareholders). The Non-Plan Options (i) expire in ten years,
(ii) vest either on the grant date or ratably over a three-year period following the grant date, (iii) have exercise prices equal to or greater than the market price at the date of grant and (iv) have other terms similar to those options granted under the Incentive Plan.

                                                                                       NUMBER OF SECURITIES
                                       NUMBER OF SECURITIES                           REMAINING AVAILABLE FOR
                                        TO BE ISSUED UPON                              FUTURE ISSUANCE UNDER
                                           EXERCISE OF          WEIGHTED-AVERAGE     EQUITY COMPENSATION PLANS
                                       OUTSTANDING OPTIONS,    EXERCISE PRICE OF       (EXCLUDING SECURITIES
                                       WARRANTS, AND RIGHTS   OUTSTANDING OPTIONS,   REFLECTED IN COLUMN (A))
                                           (THOUSANDS)        WARRANTS, AND RIGHTS          (THOUSANDS)
PLAN CATEGORY                                  (A)                    (B)                       (C)
-------------                          --------------------   --------------------   -------------------------
Equity compensation plans approved by
  the security holders...............          6,298                 $7.41                      616(1)
Equity compensation plans not
  approved by the security holders...          3,710                 $8.45                        0(2)
Total................................         10,008                 $7.80                      409

------------------------

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                               FISCAL YEAR ENDED JUNE 30,
                                                              -------------------------------------------------------------
                                                                 2002         2001         2000       1999(1)       1998
                                                              ----------   ----------   ----------   ----------   ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
  Revenues.................................................   $  802,564   $  873,262   $  637,732   $  491,817   $ 424,543
  Operating costs:
    Direct costs(4)........................................      554,773      582,154      471,169      374,308     296,328
    Depreciation, depletion and amortization...............       78,265       75,147       70,972       62,074      31,001
    General and administrative(4)..........................       59,494       60,118       51,637       56,156      36,933
    Interest...............................................       43,332       56,560       71,930       67,401      21,476
    Foreign currency transaction loss, Argentina...........        1,443           --           --           --          --
    Debt issuance costs....................................           --           --           --        6,307          --
    Restructuring charge...................................           --           --           --        4,504          --
  Income (loss) before income taxes, minority interest, and
    extraordinary items....................................       65,257       99,283      (27,976)     (78,933)     38,805
  Net income (loss)........................................       38,146       62,710      (18,959)     (53,258)     24,175
  INCOME (LOSS) PER COMMON SHARE:
    Basic..................................................   $     0.36   $     0.63   $    (0.23)  $    (1.94)  $    1.41
    Diluted................................................   $     0.35   $     0.61   $    (0.23)  $    (1.94)  $    1.23
  Average common shares outstanding:
    Basic..................................................      105,766       98,195       83,815       27,501      17,153
    Assuming full dilution.................................      107,462      102,271       83,815       27,501      24,024
  Common shares issued at period end.......................      110,308      101,440       97,210       82,738      18,267
  Market price per common share at period end..............   $    10.50   $    10.84   $     9.64   $     3.56   $   13.12
  Cash dividends paid on common shares.....................           --           --           --           --          --
BALANCE SHEET DATA:
  Cash.....................................................   $   54,147   $    2,098   $  109,873   $   23,478   $  25,265
  Current assets...........................................      192,073      206,150      253,589      132,543     127,557
  Property and equipment...................................    1,093,104    1,014,675      920,437      871,940     547,537
  Property and equipment, net..............................      808,900      793,716      760,561      769,562     499,152
  Total assets.............................................    1,242,995    1,228,284    1,246,265    1,148,138     698,640
  Current liabilities......................................       96,628      115,553       92,848       73,151      48,029
  Long-term debt, including current portion................      443,610      493,907      666,600      699,978     399,779
  Stockholders' equity.....................................      536,866      476,878      382,887      288,094     154,928
OTHER DATA:
  Adjusted EBITDA(2).......................................      188,465   $  232,253   $  116,574   $   67,281   $  92,108
  Net cash provided by (used in):
    Operating activities...................................      178,716      143,347       34,860      (13,427)     40,925
    Investing activities...................................     (108,749)     (83,980)     (37,766)    (294,654)   (306,339)
    Financing activities...................................      (17,315)    (167,142)      89,301      306,294     248,975
  Working capital..........................................       95,445       90,597      160,741       59,392      79,528
  Book value per common share(3)...........................   $     4.87   $     4.70   $     3.94   $     3.47   $    8.48

------------------------------

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

                             RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2002 VERSUS FISCAL YEAR ENDED JUNE 30, 2001

    The Company's results of operations for the year ended June 30, 2002 reflect the impact of a decline in industry conditions resulting from decreased commodity prices (and its customers' perception that commodity prices may decrease further) which in turn caused a decline in demand for the Company's equipment and services partially offset by minimizing rate concessions and lower interest charges during fiscal 2002 (see Part I--Item 1--Major Developments During Fiscal 2002--Unfavorable Industry Conditions

THE COMPANY

    Revenues for the year ended June 30, 2002 decreased $70,698,000, or 8.1%, to $802,564,000 from $873,262,000 in fiscal 2001, while net income for fiscal 2002 decreased $24,564,000, or 39.2%, to $38,146,000 from a net income of $62,710,000 in fiscal 2001. The decrease in revenues and net income is due to lower levels of activity partially offset by higher pricing, with lower interest expense from debt reduction also contributing to net income.

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

                               INTEREST RATE RISK

    At June 30, 2002 Key had long-term debt outstanding of $443,610,000. Of this amount, $420,781,000, or 94.9%, bears interest at fixed rates as follows:

                                                                BALANCE AT
                                                              JUNE 30, 2002
                                                              --------------
                                                               (THOUSANDS)
8 3/8% Senior Notes Due 2008................................     $276,433
14% Senior Subordinated Notes Due 2009......................       94,257
5% Convertible Subordinated Notes Due 2004..................       49,951
Other (at approximately 8%).................................          140
                                                                 --------
                                                                 $420,781
                                                                 ========

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

    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2002 and 2001:

                          MONTHLY INCOME                             STRIKE PRICE
                        -------------------                          PER BBL/MMBTU
                          OIL        GAS                          -------------------
                         (BBLS)    (MMBTU)          TERM           FLOOR       CAP      FAIR VALUE
                        --------   --------   -----------------   --------   --------   ----------
At June 30, 2002
  Oil Put.............   5,000          --    Mar 2002-Feb 2003    $22.00         --    $  24,000
  Oil Put.............   4,000          --    Mar 2003-Feb 2004    $21.00         --    $ 118,000
  Gas Put.............      --      75,000    Mar 2002-Feb 2003    $ 3.00         --    $ 104,000

At June 30, 2001
  Oil Collar..........   5,000          --    Mar 2001-Feb 2002    $19.70     $23.70    $(115,000)
  Oil Put.............   5,000          --    Mar 2002-Feb 2003    $22.00         --    $ 141,000
  Gas Collar..........      --      40,000    Mar 2001-Feb 2002    $ 2.40     $ 2.91    $(229,000)
  Gas Put.............      --      75,000    Mar 2002-Feb 2003    $ 3.00         --    $ 894,000

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Consolidated Balance Sheets.................................     26
Consolidated Statements of Operations.......................     27
Consolidated Statements of Comprehensive Income.............     28
Consolidated Statements of Cash Flows.......................     29
Consolidated Statements of Stockholders' Equity.............     30
Notes to Consolidated Financial Statements..................     31
Independent Auditors' Report................................     63

                           KEY ENERGY SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 2002       JUNE 30, 2001
                                                              --------------      --------------
                                                                (THOUSANDS, EXCEPT SHARE DATA)
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................    $   54,147          $    2,098
  Accounts receivable, net of allowance for doubtful
    accounts, $3,969 and $4,082, at June 30, 2002 and
    June 30, 2001, respectively.............................       117,907             177,016
  Inventories...............................................         7,776              16,547
  Prepaid expenses and other current assets.................        12,243              10,489
                                                                ----------          ----------
Total current assets........................................       192,073             206,150
                                                                ----------          ----------
Property and equipment:
  Well servicing equipment..................................       776,271             723,724
  Contract drilling equipment...............................       124,191             119,122
  Motor vehicles............................................        68,977              64,907
  Oil and gas properties and other related equipment,
    successful efforts method...............................        44,439              44,245
  Furniture and equipment...................................        38,979              24,865
  Buildings and land........................................        40,247              37,812
                                                                ----------          ----------
Total property and equipment................................     1,093,104           1,014,675
Accumulated depreciation & depletion........................      (284,204)           (220,959)
                                                                ----------          ----------
Net property and equipment..................................       808,900             793,716
                                                                ----------          ----------
  Goodwill, net of accumulated amortization, $27,856 and
    $28,168, at June 30, 2002 and June 30, 2001,
    respectively............................................       201,069             189,875
  Deferred costs, net.......................................        12,580              17,624
  Notes receivable--related parties.........................           274               6,050
  Other assets..............................................        28,099              14,869
                                                                ----------          ----------
Total assets................................................    $1,242,995          $1,228,284
                                                                ==========          ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $   24,625          $   42,544
  Other accrued liabilities.................................        49,465              48,923
  Accrued interest..........................................        14,864              16,140
  Current portion of long-term debt.........................         7,674               7,946
                                                                ----------          ----------
Total current liabilities...................................        96,628             115,553
                                                                ----------          ----------
Long-term debt, less current portion........................       420,717             470,578
Capital lease obligations, less current portion.............        15,219              15,383
Deferred revenue............................................        10,001              14,104
Non-current accrued expenses................................        13,574               8,388
Deferred tax liability......................................       149,990             127,400
Commitments and contingencies
Stockholders' equity:
  Common stock, $0.10 par value; 200,000,000 shares
    authorized, 110,308,463 and 101,440,166 shares issued,
    respectively at June 30, 2002 and June 30, 2001,
    respectively............................................        11,031              10,144
  Additional paid-in capital................................       514,752             444,768
  Treasury stock, at cost; 416,666 shares at June 30, 2002
    and June 30, 2001.......................................        (9,682)             (9,682)
  Accumulated other comprehensive income (loss).............       (48,967)                 62
  Retained earnings.........................................        69,732              31,586
                                                                ----------          ----------
Total stockholders' equity..................................       536,866             476,878
                                                                ----------          ----------
Total liabilities and stockholders' equity..................    $1,242,995          $1,228,284
                                                                ==========          ==========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED JUNE 30,
                                                              ------------------------------------
                                                                 2002         2001         2000
                                                              ----------   ----------   ----------
                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Well servicing............................................   $706,629     $758,273     $559,492
  Contract drilling.........................................     87,077      107,639       68,428
  Other.....................................................      8,858        7,350        9,812
                                                               --------     --------     --------
Total revenues..............................................    802,564      873,262      637,732
                                                               --------     --------     --------
COSTS AND EXPENSES:
  Well servicing............................................    489,681      500,324      408,723
  Contract drilling.........................................     60,561       77,366       58,299
  Depreciation, depletion and amortization..................     78,265       75,147       70,972
  General and administrative................................     59,494       60,118       51,637
  Interest..................................................     43,332       56,560       71,930
  Other expenses............................................      4,531        4,464        4,147
  Foreign currency transaction loss, Argentina..............      1,443           --           --
                                                               --------     --------     --------
Total costs and expenses....................................    737,307      773,979      665,708
                                                               --------     --------     --------
Income (loss) before income taxes...........................     65,257       99,283      (27,976)
Income tax benefit (expense)................................    (24,074)     (37,002)       7,406
                                                               --------     --------     --------
INCOME (LOSS) BEFORE EXTRAORDINARY GAIN (LOSS)..............     41,183       62,281      (20,570)
Extraordinary gain (loss) on retirement of debt, less
  applicable income taxes of $1,775--2002, $(255)--2001 and
  $(580)--2000..............................................     (3,037)         429        1,611
                                                               --------     --------     --------
NET INCOME (LOSS)...........................................   $ 38,146     $ 62,710     $(18,959)
                                                               ========     ========     ========
EARNINGS (LOSS) PER SHARE :
  Basic--before extraordinary gain (loss)...................   $   0.39     $   0.63     $  (0.25)
  Extraordinary gain (loss) on retirement of debt, net of
    tax.....................................................      (0.03)          --         0.02
                                                               --------     --------     --------
  Basic--after extraordinary gain (loss)....................   $   0.36     $   0.63     $  (0.23)
                                                               ========     ========     ========
  Diluted--before extraordinary gain (loss).................   $   0.38     $   0.61     $  (0.25)
  Extraordinary gain (loss) on retirement of debt, net of
    tax.....................................................      (0.03)          --         0.02
                                                               --------     --------     --------
  Diluted--after extraordinary gain (loss)..................   $   0.35     $   0.61     $  (0.23)
                                                               ========     ========     ========
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic.....................................................    105,766       98,195       83,815
  Diluted...................................................    107,462      102,271       83,815

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                   YEAR ENDED JUNE 30,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                       (THOUSANDS)
NET INCOME (LOSS)...........................................  $ 38,146   $62,710    $(18,959)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Derivative transition adjustment (See Note 6).............        --      (778)         --
  Oil and natural gas derivatives adjustment (See Note 6)...      (279)      306          --
  Amortization of oil and natural gas derivatives (See
    Note 6).................................................      (367)      558          --
  Currency translation gain (loss) (See Note 17)............   (48,383)      (32)         (1)
                                                              --------   -------    --------
COMPREHENSIVE INCOME (LOSS), NET OF TAX.....................  $(10,883)  $62,764    $(18,960)
                                                              ========   =======    ========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                           KEY ENERGY SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   --------
                                                                        (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  38,146   $  62,710   $(18,959)
  ADJUSTMENTS TO RECONCILE INCOME FROM OPERATIONS TO NET
    CASH PROVIDED BY (USED IN) OPERATIONS:
  Depreciation, depletion and amortization..................     78,265      75,147     70,972
  Amortization of deferred debt issuance costs, discount and
    premium.................................................      3,005       4,947      5,919
  Deferred income taxes.....................................     23,160      34,698     (1,818)
  (Gain) loss on sale of assets.............................       (668)        173         25
  Foreign currency transaction loss, Argentina..............      1,443          --         --
  Extraordinary (gain) loss, net of tax.....................      3,037        (429)    (1,611)
  CHANGE IN ASSETS AND LIABILITIES NET OF EFFECTS FROM THE
    ACQUISITIONS:
    (Increase) decrease in accounts receivable..............     48,907     (53,813)   (31,205)
    (Increase) decrease in other current assets.............     (4,410)     (4,485)    (5,483)
    Increase (decrease) in accounts payable, accrued
      interest and accrued expenses.........................    (12,180)     29,414     18,875
    Other assets and liabilities............................         11      (5,015)    (1,855)
                                                              ---------   ---------   --------
  Net cash provided by (used in) operating activities.......    178,716     143,347     34,860
                                                              ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures--well servicing......................    (57,857)    (51,064)   (26,469)
  Capital expenditures--contract drilling...................    (19,861)    (15,884)    (8,282)
  Capital expenditures--other...............................    (15,979)    (15,802)    (3,422)
  Proceeds from sale of fixed assets........................      4,258       3,415      2,722
  Notes receivable from related parties.....................         --      (1,500)    (2,315)
  Acquisitions--well servicing..............................    (17,273)     (2,345)        --
  Acquisitions--contract drilling...........................     (2,037)       (800)        --
                                                              ---------   ---------   --------
  Net cash provided by (used in) investing activities.......   (108,749)    (83,980)   (37,766)
                                                              ---------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt...............................   (309,559)   (373,998)   (39,438)
  Repayment of capital lease obligations....................    (10,182)     (8,542)   (11,639)
  Proceeds from equity offerings, net of expenses...........     42,590          --    100,571
  Proceeds from long-term debt..............................    258,500     205,210     12,000
  Proceeds paid for debt issuance costs.....................     (1,585)     (4,958)        --
  Proceeds from forward sale, net of expenses...............         --          --     18,236
  Proceeds from exercise of warrants........................         --         847      8,473
  Proceeds from exercise of stock options...................      3,219      14,617      1,098
  Other.....................................................       (298)       (318)        --
                                                              ---------   ---------   --------
  Net cash provided by (used in) financing activities.......    (17,315)   (167,142)    89,301
                                                              ---------   ---------   --------
  Effect of exchange rates on cash..........................       (603)         --         --
  Net increase (decrease) in cash...........................     52,049    (107,775)    86,395
  Cash and cash equivalents at beginning of period..........      2,098     109,873     23,478
                                                              ---------   ---------   --------
  Cash and cash equivalents at end of period................  $  54,147   $   2,098   $109,873
                                                              =========   =========   ========

  SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (THOUSANDS)

                                                 COMMON STOCK                                ACCUMULATED
                                             --------------------   ADDITIONAL                  OTHER
                                              NUMBER      AMOUNT     PAID-IN     TREASURY   COMPREHENSIVE    RETAINED
                                             OF SHARES    AT PAR     CAPITAL      STOCK         INCOME       EARNINGS    TOTAL
                                             ---------   --------   ----------   --------   --------------   --------   --------
BALANCE AT JUNE 30, 1999..................     83,155    $ 8,317     $301,615    $(9,682)      $      9      $(12,165)  $288,094
                                              -------    -------     --------    -------       --------      --------   --------
Foreign currency transition adjustment,
  net of tax..............................         --         --           --         --             (1)          --          (1)
Exercise of warrants......................      2,431        243        8,230         --             --           --       8,473
Exercise of options.......................        241         24        1,074         --             --           --       1,098
Conversion of 7% Debentures...............        380         38        3,568         --             --           --       3,606
Issuance of common stock in equity
  offering, net of offering costs.........     11,000      1,100       99,471         --             --           --     100,571
Other.....................................          3          1            4         --             --           --           5
Net income (loss).........................         --         --           --         --             --      (18,959)    (18,959)
                                              -------    -------     --------    -------       --------      --------   --------
BALANCE AT JUNE 30, 2000..................     97,210    $ 9,723     $413,962    $(9,682)      $      8      $(31,124)  $382,887
                                              -------    -------     --------    -------       --------      --------   --------
Derivative transition adjustment (see
  Note 6).................................         --         --           --         --           (778)          --        (778)
Oil and natural gas derivatives
  adjustment, net of tax (See Note 6).....         --         --           --         --            306           --         306
Amortization of oil and natural gas
  derivatives (see Note 6)................         --         --           --         --            558           --         558
Foreign currency translation adjustment,
  net of tax..............................         --         --           --         --            (32)          --         (32)
Exercise of warrants......................        185         19          828         --             --           --         847
Exercise of options.......................      3,106        308       14,309         --             --           --      14,617
Conversion of 7% Debentures...............        101         10          947         --             --           --         957
Issuance of common stock for
  acquisitions............................        838         84        8,036         --             --           --       8,120
Deferred tax benefit-compensation
  expense.................................         --         --        7,004         --             --           --       7,004
Other.....................................         --         --         (318)        --             --           --        (318)
Net income (loss).........................         --         --           --         --             --       62,710      62,710
                                              -------    -------     --------    -------       --------      --------   --------
BALANCE AT JUNE 30, 2001..................    101,440    $10,144     $444,768    $(9,682)      $     62      $31,586    $476,878
                                              =======    =======     ========    =======       ========      ========   ========
Oil and natural gas derivatives
  adjustment, net of tax (See Note 6).....         --         --           --         --           (279)          --        (279)
Amortization of oil and natural gas
  derivatives (see Note 6)................         --         --           --         --           (367)          --        (367)
Foreign currency translation adjustment,
  net of tax..............................         --         --           --         --        (48,383)          --     (48,383)
Exercise of warrants......................          7          1           (1)        --             --           --          --
Exercise of options.......................        659         66        3,153         --             --           --       3,219
Issuance of common stock for
  acquisitions............................      2,801        280       24,787         --             --           --      25,067
Issuance of common stock in equity
  offering, net of offering costs.........      5,400        540       42,050         --             --           --      42,590
Other.....................................          1         --           (5)        --             --           --          (5)
Net income (loss).........................         --         --           --         --             --       38,146      38,146
                                              -------    -------     --------    -------       --------      --------   --------
BALANCE AT JUNE 30, 2002..................    110,308    $11,031     $514,752    $(9,682)      $(48,967)     $69,732    $536,866
                                              =======    =======     ========    =======       ========      ========   ========

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) PROPERTY AND EQUIPMENT

    The Company provides for depreciation and amortization of oilfield service and related equipment using the straight-line method, excluding its drilling rigs, over the following estimated useful lives of the assets:

DESCRIPTION                                                    YEARS
-----------                                                   --------
Well service rigs...........................................     25
Motor vehicles..............................................     5
Furniture and equipment.....................................   3 - 7
Buildings and improvements..................................  10 - 40
Gas processing facilities...................................     10
Disposal wells..............................................  15 - 30
Trucks, trailers and related equipment......................   7 - 15

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) HEDGING AND DERIVATIVE FINANCIAL INSTRUMENTS

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

ENVIRONMENTAL

    The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the adverse environmental effects of the disposal or release of petroleum or chemical substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable, and the costs can be reasonably estimated.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The effects of the adoption of SFAS 142 on net income and earnings per share for the years ended June 30, 2001 and 2000 are as follows:

                                                             YEAR ENDED JUNE 30,
                                                           -----------------------
                                                              2001         2000
                                                           ----------   ----------
                                                           (THOUSANDS, EXCEPT PER
                                                                 SHARE DATA)
Reported net income (loss) before extraordinary gain
  (loss).................................................   $62,281      $(20,570)
Add back: goodwill amortization..........................     9,322         9,840
                                                            -------      --------
Adjusted net income (loss) before extraordinary gain
  (loss).................................................    71,603       (10,730)
Extraordinary gain, net of tax...........................       429         1,611
                                                            -------      --------
Adjusted net income (loss)...............................   $72,032      $ (9,119)
                                                            =======      ========

BASIC EARNINGS (LOSS) PER SHARE:
Reported net income (loss) before extraordinary gain
  (loss).................................................   $  0.63      $  (0.25)
Add back: goodwill amortization..........................      0.09          0.12
                                                            -------      --------
Adjusted net income (loss) before extraordinary gain
  (loss).................................................      0.72         (0.13)
Extraordinary gain, net of tax...........................        --          0.02
                                                            -------      --------
Adjusted net income (loss)...............................   $  0.72      $  (0.11)
                                                            =======      ========

DILUTED EARNINGS (LOSS) PER SHARE:
Reported net income (loss) before extraordinary gain
  (loss).................................................   $  0.61      $  (0.25)
Add back: goodwill amortization..........................      0.09          0.12
                                                            -------      --------
Adjusted net income (loss)before extraordinary gain
  (loss).................................................      0.70         (0.13)
Extraordinary gain, net of tax...........................        --          0.02
                                                            -------      --------
Adjusted net income (loss)...............................   $  0.70      $  (0.11)
                                                            =======      ========

DEFERRED COSTS

    Deferred costs totaling $32,928,000 and $31,052,000 at June 30, 2002 and 2001, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $20,348,000 and $13,428,000 at June 30, 2002 and 2001, respectively. Deferred costs are amortized to interest expense using the straight-line method over the life of each applicable debt instrument or to extraordinary loss as related debt is retired early. This method approximates the amortization which would be recorded using the effective interest method. Amortization of deferred costs totaled approximately $2,581,000, $3,578,000 and $5,176,000 for fiscal 2002, 2001 and 2000, respectively. Unamortized debt issuance costs written off and included in the determination of the extraordinary loss on retirement of debt, before tax, for fiscal 2002, totaled approximately $4,339,000 and the extraordinary gain on retirement of debt, before tax, for fiscal 2001, totaled approximately $2,583,000.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) INCOME TAXES

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

EARNINGS PER SHARE

    The Company presents earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under SFAS 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the "as if converted" method.

                                                                YEAR ENDED JUNE 30,
                                                        ------------------------------------
                                                           2002         2001         2000
                                                        ----------   ----------   ----------
                                                         (THOUSANDS, EXCEPT PER SHARE DATA)
BASIC EPS COMPUTATION:
NUMERATOR
  Net income (loss) before extraordinary gain
    (loss)............................................   $ 41,183     $ 62,281     $(20,570)
  Extraordinary gain (loss), net of tax...............     (3,037)         429        1,611
                                                         --------     --------     --------
  Net income (loss)...................................   $ 38,146     $ 62,710     $(18,959)
                                                         ========     ========     ========
DENOMINATOR
  Weighted average common shares outstanding..........    105,766       98,195       83,815
                                                         --------     --------     --------
BASIC EPS:
  Before extraordinary gain (loss)....................   $   0.39     $   0.63     $  (0.25)
  Extraordinary gain (loss), net of tax...............      (0.03)          --         0.02
                                                         --------     --------     --------
  Net income (loss)...................................   $   0.36     $   0.63     $  (0.23)
                                                         ========     ========     ========

DILUTED EPS COMPUTATION:
NUMERATOR
  Net income (loss) before extraordinary gain (loss)
    and effect of dilutive securities, tax effected...   $ 41,183     $ 62,281     $(20,570)
  Convertible securities..............................         --            5           --
                                                         --------     --------     --------
  Net income (loss) before extraordinary gain
    (loss)............................................     41,183       62,286      (20,570)
  Extraordinary gain (loss), net of tax...............     (3,037)         429        1,611
                                                         --------     --------     --------
  Net income (loss)...................................   $ 38,146     $ 62,715     $(18,959)
                                                         ========     ========     ========
DENOMINATOR
  Weighted average common shares outstanding..........    105,766       98,195       83,815
    Warrants..........................................        402          205           --
    Stock options.....................................      1,294        3,853           --
    7% Convertible Debentures.........................         --           18           --
                                                         --------     --------     --------
                                                          107,462      102,271       83,815
                                                         --------     --------     --------
DILUTED EPS:
  Before extraordinary gain (loss)....................   $   0.38     $   0.61     $  (0.25)
  Extraordinary gain (loss), net of tax...............      (0.03)          --         0.02
                                                         --------     --------     --------
  Net income (loss)...................................   $   0.35     $   0.61     $  (0.23)
                                                         ========     ========     ========

    The diluted earnings per share calculation for the years ended June 30, 2002 and 2001 excludes the effect of the potential exercise of stock options of 1,177,000 and 360,000, respectively, and the potential

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) conversion of the Company's 5% Convertible Subordinated Notes because the effects of such instruments on earnings per share would be anti-dilutive.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) FOREIGN CURRENCY GAINS AND LOSSES

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

    In order to retain qualified senior management, the Company enters into employment agreements with its executive officers. These employment agreements run for periods ranging from three to five years, but can be automatically extended on a yearly basis unless terminated by the Company or the executive officer. In addition to providing a base salary for each executive officer, the employment agreements provide for severance payments for each executive equal to three years of the executive officer's base salary. At June 30, 2002 the annual base salaries for the executive officers covered under such employment agreements totaled $1,165,000. The Company also enters into employment agreements with other key employees as it deems necessary in order to retain qualified personnel.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

4. LONG-TERM DEBT

    The components of the Company's long-term debt are as follows:

                                                               JUNE 30,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
                                                              (THOUSANDS)
Senior Credit Facility Revolving Loans (i)..............  $     --   $  2,000
8 3/8% Senior Notes Due 2008 (ii).......................   276,433    175,000
14% Senior Subordinated Notes Due 2009 (iii)............    94,257    134,466
5% Convertible Subordinated Notes Due 2004 (iv).........    49,951    158,426
Capital Leases..........................................    22,829     22,964
Other notes payable.....................................       140      1,051
                                                          --------   --------
                                                           443,610    493,907
Less current portion....................................     7,674      7,946
                                                          --------   --------
Total long-term debt....................................  $435,936   $485,961
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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

4. LONG-TERM DEBT (CONTINUED)
(II) 8 3/8% SENIOR NOTES

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

4. LONG-TERM DEBT (CONTINUED)
    The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility and the 8 3/8% Senior Notes.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

4. LONG-TERM DEBT (CONTINUED)
    Presented below is a schedule of the repayment requirements of long-term debt (excluding the discount on the 14% Senior Subordinated Notes and the premium on the 8 3/8% Senior Notes) for each of the next five years and thereafter as of June 30, 2002:

                                                               PRINCIPAL
FISCAL YEAR ENDING JUNE 30,                                     AMOUNT
---------------------------                                   -----------
                                                              (THOUSANDS)
2003........................................................    $  7,674
2004........................................................       7,679
2005........................................................      57,567
2006........................................................          --
2007........................................................          --
Thereafter..................................................     372,500
                                                                --------
                                                                $445,420
                                                                ========

    The Company's interest expense for the years ended June 30, 2002, 2001, and 2000 consisted of the following:

                                                     2002       2001       2000
                                                   --------   --------   --------
                                                            (THOUSANDS)
Cash payments for interest.......................  $42,085    $51,524    $61,956
Commitment and agency fees paid                      1,183      1,203      1,139
Accretion of discount and premium on notes.......      424        739        743
Amortization of debt issuance costs..............    2,581      3,578      5,176
Net change in accrued interest...................   (1,275)       146      2,916
Capitalized interest.............................   (1,666)      (630)        --
                                                   -------    -------    -------
                                                   $43,332    $56,560    $71,930
                                                   =======    =======    =======

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at June 30, 2002 and 2001. FASB Statement No. 107, "Disclosures about Fair Value

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

5. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                     2002                  2001
                                              -------------------   -------------------
                                              CARRYING     FAIR     CARRYING     FAIR
                                               VALUE      VALUE      VALUE      VALUE
                                              --------   --------   --------   --------
Financial Assets:
  Cash and cash equivalents.................  $ 54,147   $ 54,147   $  2,098   $  2,098
  Accounts receivable, net..................   117,907    117,907    177,016    177,016
  Notes receivable--related parties.........       274        274      6,050      6,600
  Commodity option contracts................       246        246      1,035      1,035
Financial Liabilities:
  Accounts payable..........................    24,625     24,625     42,544     42,544
  Commodity option contracts................        --         --        344        344
  Long-term debt:
    Senior Credit Facility..................        --         --      2,000      2,000
    8 3/8% Senior Notes.....................   276,433    287,491    175,000    176,094
    14% Senior Subordinated Notes...........    94,257    109,338    134,466    153,498
    5% Convertible Subordinated Notes.......    49,951     46,942    158,426    141,989
    Capital lease liabilities...............    22,829     22,829     22,964     22,964
    Other debt..............................       140        140      1,051      1,051

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    The Company periodically hedges a portion of its oil and natural gas production through collar and option agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and natural gas prices and to manage exposure to commodity price risk under existing sales commitments. The Company's risk management objective is to lock in a range of pricing for expected production volumes. This allows the Company to forecast future earnings within a predictable range. The Company meets this objective by entering into collar and option arrangements which allow for acceptable cap and floor prices.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

6. DERIVATIVE FINANCIAL INSTRUMENTS (CONTINUED)
    For fiscal 2000, gains and amortization of premiums paid on option contracts are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. The net effect of the Company's commodity hedging activities decreased oil and natural gas revenues for the year ended June 30, 2000 by $822,270.

    The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2002 and 2001:

                         MONTHLY INCOME                             STRIKE PRICE
                       -------------------                          PER BBL/MMBTU
                         OIL        GAS                          -------------------
                        (BBLS)    (MMBTU)          TERM           FLOOR       CAP      FAIR VALUE
                       --------   --------   -----------------   --------   --------   ----------
At June 30, 2002
  Oil Put............   5,000          --    Mar 2002-Feb 2003    $22.00         --    $   24,000
  Oil Put............   4,000          --    Mar 2003-Feb 2004    $21.00         --    $  118,000
  Gas Put............      --      75,000    Mar 2002-Feb 2003    $ 3.00         --    $  104,000

At June 30, 2001
  Oil Collar.........   5,000          --    Mar 2001-Feb 2002    $19.70     $23.70    $ (115,000)
  Oil Put............   5,000          --    Mar 2002-Feb 2003    $22.00         --    $  141,000
  Gas Collar.........      --      40,000    Mar 2001-Feb 2002    $ 2.40     $ 2.91    $ (229,000)
  Gas Put............      --      75,000    Mar 2002-Feb 2003    $ 3.00         --    $  894,000

    (The strike prices for the oil collars and puts are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collars are based on the Inside FERC-West Texas Waha spot price; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

7. OTHER ACCRUED LIABILITIES

    Other accrued liabilities consist of the following:

                                                                 JUNE 30,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
                                                                (THOUSANDS)
Accrued payroll, taxes and employee benefits..............  $28,479    $31,242
State sales, use and other taxes..........................    2,344      5,825
Oil and natural gas revenue distribution..................    1,271      1,606
Other.....................................................   17,371     10,250
                                                            -------    -------
Total.....................................................  $49,465    $48,923
                                                            =======    =======

Other non-current accrued expenses consist primarily of workers compensation reserves.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

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

    Any shares of the Company's common stock that are issued and are forfeited or are subject to Incentive Awards under the 1997 Incentive Plan that expire or terminate for any reason will remain

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

8. STOCKHOLDERS' EQUITY (CONTINUED)
available for issuance with respect to the granting of Incentive Awards during the term of the 1997 Incentive Plan, except as may otherwise be provided by applicable law. Shares of the Company's common stock issued under the 1997 Incentive Plan may be either newly issued or treasury shares, including shares of the Company's common stock that the Company receives in connection with the exercise of an Incentive Award. The number and kind of securities that may be issued under the 1997 Incentive Plan and pursuant to then outstanding Incentive Awards are subject to adjustments to prevent enlargement or dilution of rights resulting from stock dividends, stock splits, recapitalizations, reorganization or similar transactions.

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

                                                       FISCAL YEAR ENDED JUNE 30,
                                    ----------------------------------------------------------------
                                           2002                   2001                  2000
                                    -------------------   --------------------   -------------------
                                               WEIGHTED              WEIGHTED-              WEIGHTED
                                               AVERAGE                AVERAGE               AVERAGE
                                               EXERCISE              EXERCISE               EXERCISE
                                     SHARES     PRICE      SHARES      PRICE      SHARES     PRICE
                                    --------   --------   --------   ---------   --------   --------
Outstanding:
  Beginning of fiscal year........    8,703     $7.49       9,470      $6.37      6,920      $5.55
  Granted.........................    1,988      8.16       2,533       8.08      3,688       8.61
  Exercised.......................     (659)     4.53      (3,107)      4.70       (241)      4.56
  Forfeited.......................      (24)     4.86        (193)      4.92       (897)      9.80
                                     ------                ------                 -----
  End of fiscal year..............   10,008      7.80       8,703       7.49      9,470       6.37
                                     ======                ======                 =====
Exercisable--end of fiscal year...    6,273                 5,820                 4,370
                                     ======                ======                 =====

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

8. STOCKHOLDERS' EQUITY (CONTINUED)
    The following table summarizes information about the stock options outstanding at June 30, 2002 (shares in thousands):

                                         OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                               ---------------------------------------   -------------------------
                                WEIGHTED
                                 AVERAGE       NUMBER OF      WEIGHTED     NUMBER OF      WEIGHTED
                                REMAINING        SHARES       AVERAGE        SHARES       AVERAGE
          RANGE OF             CONTRACTUAL   OUTSTANDING AT   EXERCISE   OUTSTANDING AT   EXERCISE
       EXERCISE PRICES            LIFE       JUNE 30, 2002     PRICE     JUNE 30, 2002     PRICE
-----------------------------  -----------   --------------   --------   --------------   --------
$3.00 - $7.13................      5.65          2,052         $ 4.63        1,602         $ 4.82
 7.25 -  8.13................      8.75          1,974           7.86          299           7.71
 8.25 -  8.31................      7.71          2,080           8.25        1,857           8.26
 8.35 -  8.50................      7.25          2,225           8.48        1,229           8.47
 8.88 - 13.25................      6.65          1,677          10.12        1,286          10.39

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

                                                       FISCAL YEAR ENDED JUNE 30,
                                                  ------------------------------------
                                                     2002         2001         2000
                                                  ----------   ----------   ----------
                                                   (THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported...................................    $38,146      $62,710     $(18,959)
  Pro forma.....................................     26,320       52,338      (25,684)

Basic earnings per share of common stock:
  As reported...................................    $  0.36      $  0.63     $  (0.23)
  Pro forma.....................................       0.25         0.53        (0.31)

Diluted earnings per share of common stock:
  As reported...................................    $  0.35      $  0.61     $  (0.23)
  Pro forma.....................................       0.24         0.51        (0.31)

    SFAS 123 does not apply to options granted prior to January 1, 1995; therefore, the pro forma effect disclosed above may not be representative of pro forma amounts in future years.

    The total fair value of stock options granted during fiscal 2002, 2001 and 2000 was approximately $7,700,000, $11,217,000 and $19,541,000, respectively.
The fair value of each stock option grant was

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

8. STOCKHOLDERS' EQUITY (CONTINUED)
estimated on the date of grant using the Black-Sholes option-pricing model, based on the following weighted-average assumptions.

                                                         FISCAL YEAR OF GRANT
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
Risk-free interest rate...........................    3.35%      4.30%      6.40%
Expected life of options..........................  5 years    5 years    5 years
Expected volatility of the Company's stock
  price...........................................      50%        59%        67%
Expected dividends................................     none       none       none

9. INCOME TAXES

    Components of income tax expense (benefit) are as follows:

                                                     FISCAL YEAR ENDED JUNE 30,
                                                   ------------------------------
                                                     2002       2001       2000
                                                   --------   --------   --------
                                                            (THOUSANDS)
Federal and State:
  Current........................................  $   914    $ 2,304    $(5,588)
Deferred
  U.S............................................   23,160     34,698     (1,818)
  Foreign........................................       --         --         --
                                                   -------    -------    -------
                                                   $24,074    $37,002    $(7,406)
                                                   =======    =======    =======

    The Company made no income tax payments which were not offset by reimbursement for fiscal 2002, 2001 and 2000. Additionally a deferred tax benefit of $267,000 and $7,004,000 has been allocated to stockholders' equity in fiscal 2002 and 2001, respectively, for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes.

    Income tax expense (benefit) differs from amounts computed by applying the statutory federal rate as follows:

                                                           FISCAL YEAR ENDED JUNE 30,
                                                      ------------------------------------
                                                        2002          2001          2000
                                                      --------      --------      --------
Income tax computed at statutory rate...............    35.0%         35.0%        (35.0)%
Amortization of goodwill disallowance...............      --           2.2           7.0
State taxes.........................................     2.8           1.4            --
Change in valuation allowance and other.............    (0.9)         (1.4)          1.5
                                                        ----          ----         -----
Change in valuation allowance and other.............    36.9%         37.2%        (26.5)%
                                                        ====          ====         =====

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

9. INCOME TAXES (CONTINUED)
    Deferred tax assets (liabilities) are comprised of the following:

                                                          FISCAL YEAR ENDED
                                                              JUNE 30,
                                                        ---------------------
                                                          2002        2001
                                                        ---------   ---------
                                                             (THOUSANDS)
Net operating loss and tax credit carry forwards......  $  50,089   $  69,376
Property and equipment................................   (191,834)   (183,068)
Self insurance reserves...............................      6,254         405
Allowance for bad debts...............................      1,477       1,542
Other.................................................     (2,456)        148
                                                        ---------   ---------
Net deferred tax liability............................   (136,470)   (111,597)
Valuation allowance of deferred tax assets............    (13,520)    (15,803)
                                                        ---------   ---------
Net deferred tax liability, net of valuation
  allowance...........................................  $(149,990)  $(127,400)
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

    As of June 30, 2002, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

                                                               LEASE
FISCAL YEAR ENDING JUNE 30,                                   PAYMENTS
---------------------------                                   --------
2003........................................................  $ 6,818
2004........................................................    6,498
2005........................................................    6,327
2006........................................................    4,198
2007........................................................    1,509
                                                              -------
                                                              $25,350
                                                              =======

    Operating lease expense was approximately $6,456,000, $6,072,000, and $6,460,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively.

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

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

12. TRANSACTIONS WITH RELATED PARTIES

    Effective as of July 1, 2001, the Company entered into an amended and restated employment agreement with Francis D. John (the "Employment Agreement") pursuant to which Mr. John serves as the Chairman of the Board, President and Chief Executive Officer of the Company. The Employment Agreement provided for the payment of a one-time retention incentive payment. The purpose of this retention incentive payment was to retire all amounts owed by Mr. John under incentive-based loans previously made to him (which, because certain performance criteria had been previously met, the Company was scheduled to forgive ratably over a ten-year period as long as Mr. John continued to serve the Company in his present capacity) and in the process provide Mr. John with incentive to remain with the Company for the next ten years. On December 1, 2001, the incentive retention payment was paid to Mr. John and was comprised of two components:
(i) approximately $6.5 million in principal and interest accrued through the date of the payment and (ii) approximately $5.6 million in a tax "gross-up" payment. The entire payment was withheld by the Company and used to satisfy
Mr. John's tax obligations and his obligations under the loans. Pursuant to the Employment Agreement, Mr. John will earn the incentive retention payment over a ten-year period beginning July 1, 2001, with one-tenth of the total bonus being earned on June 30 of each year, beginning on June 30, 2002. For fiscal 2002, Mr. John earned approximately $1.3 million of the retention incentive payment. If Mr. John voluntarily terminates his employment with the Company or if Mr. John is terminated by the Company for Cause (as defined in the Employment Agreement), Mr. John will be obligated to repay the entire remaining unearned balance of the retention incentive payment immediately upon such termination. However, if Mr. John's employment with the Company is terminated (i) by the Company other than for Cause, (ii) by Mr. John for Good Reason (as defined in the Employment Agreement), (iii) as a result of Mr. John's death or Disability (as defined in the Employment Agreement), or (iv) as a result of a Change in Control (as defined in the Employment Agreement), the remaining unearned balance of the retention incentive payment will be treated as earned as of the date of such event.

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

13. BUSINESS SEGMENT INFORMATION (CONTINUED)
    CONTRACT DRILLING: the Company provides contract drilling services for major and independent oil companies onshore the continental United States, Argentina and Ontario, Canada.

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

                                                       WELL      CONTRACT   CORPORATE/
                                                     SERVICING   DRILLING     OTHER        TOTAL
                                                     ---------   --------   ----------   ----------
TWELVE MONTHS ENDED JUNE 30, 2002
Operating revenues.................................  $706,629    $ 87,077    $  8,858    $  802,564
Operating profit...................................   216,947      26,516       4,328       247,791
Depreciation, depletion and amortization...........    64,540       9,191       4,534        78,265
Interest expense...................................     1,448          --      41,884        43,332
Net income (loss) before extraordinary gain
  (loss)*..........................................    76,547       7,630     (42,994)       41,183
Identifiable assets................................   686,425      91,374     264,127     1,041,926
Capital expenditures (excluding acquisitions)......    57,857      19,861      15,979        93,697

TWELVE MONTHS ENDED JUNE 30, 2001
Operating revenues.................................  $758,273    $107,639    $  7,350    $  873,262
Operating profit...................................   257,949      30,273       2,886       291,108
Depreciation, depletion and amortization...........    63,578       7,947       3,622        75,147
Interest expense...................................     1,831          --      54,729        56,560
Net income (loss) before extraordinary gain (loss)
  *................................................   109,159       9,466     (56,344)       62,281
Identifiable assets................................   664,611      95,473     278,325     1,038,409
Capital expenditures (excluding acquisitions)......    51,064      15,884      15,802        82,750

TWELVE MONTHS ENDED JUNE 30, 2000
Operating revenues.................................  $559,492    $ 68,428    $  9,812    $  637,732
Operating profit...................................   150,769      10,129       5,665       166,563
Depreciation, depletion and amortization...........    62,680       6,105       2,187        70,972
Interest expense...................................     2,300          --      69,630        71,930
Net income (loss) before extraordinary gain
  (loss)*..........................................    48,062      (1,664)    (66,968)      (20,570)
Identifiable assets................................   635,304      89,574     322,754     1,047,632
Capital expenditures (excluding acquisitions)......    26,469       8,282       3,422        38,173

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

13. BUSINESS SEGMENT INFORMATION (CONTINUED)
Operating revenues and operating profit for the Company's foreign operations, which includes Argentina and Canada, were $37.7 million and $7.3 million, respectively, for the year ended June 30, 2000.

    The Company had $27.9 million and $84.1 million of identifiable assets as of June 30, 2002 and 2001, respectively, related to its foreign operations.

14. SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

                                                         YEAR ENDED JUNE 30,
                                                    ------------------------------
                                                      2002       2001       2000
                                                    --------   --------   --------
                                                             (THOUSANDS)
Fair value of common stock issued in purchase
  transactions....................................  $25,067     $8,120    $    --
Fair value of common stock issued upon conversion
  of long-term debt...............................       --        957      3,606
Capital lease obligations.........................   10,047      9,595     10,758

15. UNAUDITED SUPPLEMENTARY INFORMATION--QUARTERLY RESULTS OF OPERATIONS

    Summarized quarterly financial data for fiscal 2002, and 2001 are as follows:

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                        (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2002
  Revenues..........................................  $249,237   $213,337   $170,241   $169,749
  Income from operations............................    46,138     28,271      1,408    (10,560)
  Net income (loss) before extraordinary gain
    (loss)..........................................    28,996     17,368        635     (5,816)
  Extraordinary gain (loss), net of tax.............       180      2,091     (5,261)       (47)
                                                      --------   --------   --------   --------
  Net income (loss).................................  $ 29,176   $ 19,459   $ (4,626)  $ (5,863)
                                                      ========   ========   ========   ========
  Earnings (loss) per share:
    Basic--before extraordinary gain (loss).........  $   0.29   $   0.17   $   0.01   $  (0.05)
    Extraordinary gain (loss), net of tax...........        --       0.02      (0.05)        --
                                                      --------   --------   --------   --------
    Basic--after extraordinary gain (loss)..........  $   0.29   $   0.19   $  (0.04)  $  (0.05)
                                                      ========   ========   ========   ========
    Diluted--before extraordinary gain (loss).......  $   0.28   $   0.17   $   0.01   $  (0.05)
    Extraordinary gain (loss), net of tax...........        --       0.02      (0.05)        --
                                                      --------   --------   --------   --------
    Diluted--after extraordinary gain (loss)........  $   0.28   $   0.19   $  (0.04)  $  (0.05)
                                                      ========   ========   ========   ========
  Weighted average shares outstanding:
    Basic...........................................   101,727    103,115    108,551    109,776
    Diluted.........................................   103,829    104,811    110,059    109,776

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

15. UNAUDITED SUPPLEMENTARY INFORMATION--QUARTERLY RESULTS OF OPERATIONS (CONTINUED)

                                                       FIRST      SECOND     THIRD      FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      --------   --------   --------   --------
                                                        (THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 2001
  Revenues..........................................  $191,679   $203,911   $227,370   $250,302
  Income from operations............................    12,229     18,063     27,912     41,079
  Net income before extraordinary gain (loss).......     7,510     11,094     17,587     26,090
  Extraordinary gain (loss), net of tax.............     1,197         68       (167)      (669)
                                                      --------   --------   --------   --------
  Net income........................................  $  8,707   $ 11,162   $ 17,420   $ 25,421
                                                      ========   ========   ========   ========
  Earnings per share:
    Basic--before extraordinary gain (loss).........  $   0.08   $   0.11   $   0.18   $   0.26
    Extraordinary gain (loss), net of tax...........      0.01         --         --      (0.01)
                                                      --------   --------   --------   --------
    Basic--after extraordinary gain (loss)..........  $   0.09   $   0.11   $   0.18   $   0.25
                                                      ========   ========   ========   ========
    Diluted--before extraordinary gain (loss).......  $   0.08   $   0.11   $   0.17   $   0.25
    Extraordinary gain (loss), net of tax...........      0.01         --         --      (0.01)
                                                      --------   --------   --------   --------
    Diluted--after extraordinary gain (loss)........  $   0.09   $   0.11   $   0.17   $   0.24
                                                      ========   ========   ========   ========
  Weighted average shares outstanding:
    Basic...........................................    96,880     97,534     98,211    100,179
    Diluted.........................................   100,472    100,534    103,524    104,401

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

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                JUNE 30, 2002
                                    ---------------------------------------------------------------------
                                     PARENT     GUARANTOR     NON-GUARANTOR
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Assets:
  Current assets..................  $ 64,814    $  117,140       $10,119       $      --      $  192,073
  Net property and equipment......    43,003       748,158        17,739              --         808,900
  Goodwill, net...................     3,374       197,144           551              --         201,069
  Deferred costs, net.............    12,580            --            --              --          12,580
  Intercompany receivables........   537,416            --            --        (537,416)             --
  Other assets....................    21,593         6,780            --              --          28,373
                                    --------    ----------       -------       ---------      ----------
Total assets......................  $682,780    $1,069,222       $28,409       $(537,416)     $1,242,995
                                    ========    ==========       =======       =========      ==========

Liabilities and equity:
  Current liabilities.............  $ 48,388    $   45,427       $ 2,813       $      --      $   96,628
  Long-term debt..................   420,717            --            --              --         420,717
  Capital lease obligations.......     1,457        13,762            --              --          15,219
  Intercompany payables...........        --       516,761        20,655        (537,416)             --
  Deferred tax liability..........   149,990            --            --              --         149,990
  Other long-term liabilities.....    13,474        10,101            --              --          23,575
  Stockholders' equity............    48,754       483,171         4,941              --         536,866
                                    --------    ----------       -------       ---------      ----------
Total liabilities and
  stockholders' equity............  $682,780    $1,069,222       $28,409       $(537,416)     $1,242,995
                                    ========    ==========       =======       =========      ==========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                                JUNE 30, 2001
                                    ---------------------------------------------------------------------
                                     PARENT     GUARANTOR     NON-GUARANTOR
                                    COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    --------   ------------   -------------   ------------   ------------
                                                               (IN THOUSANDS)
Assets:
  Current assets..................  $ 10,680    $  165,653       $29,817       $      --      $  206,150
  Net property and equipment......    21,418       717,989        54,309              --         793,716
  Goodwill, net...................     3,374       184,379         2,122              --         189,875
  Deferred costs, net.............    17,624            --            --              --          17,624
  Intercompany receivables........   664,592            --            --        (664,592)             --
  Other assets....................    15,303         5,616            --              --          20,919
                                    --------    ----------       -------       ---------      ----------
Total assets......................  $732,991    $1,073,637       $86,248       $(664,592)     $1,228,284
                                    ========    ==========       =======       =========      ==========

Liabilities and equity:
  Current liabilities.............  $ 35,671    $   64,679       $15,203       $      --      $  115,553
  Long-term debt..................   470,578            --            --              --         470,578
  Capital lease obligations.......        90        15,331           (38)             --          15,383
  Intercompany payables...........        --       608,764        55,828        (664,592)             --
  Deferred tax liability..........   127,400            --            --              --         127,400
  Other long-term liabilities.....     8,240        14,252            --              --          22,492
  Stockholders' equity............    91,012       370,611        15,255              --         476,878
                                    --------    ----------       -------       ---------      ----------
Total liabilities and
  stockholders' equity............  $732,991    $1,073,637       $86,248       $(664,592)     $1,228,284
                                    ========    ==========       =======       =========      ==========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)
                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           YEAR ENDED JUNE 30, 2002
                                     ---------------------------------------------------------------------
                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Revenues...........................  $  1,247     $768,106        $33,211          $ --         $802,564
Costs and expenses:
  Direct expenses..................        --      527,977         26,796            --          554,773
  Depreciation, depletion and
    amortization expense...........     1,830       73,252          3,183            --           78,265
  General and administrative
    expense........................    22,715       34,481          2,298            --           59,494
  Interest.........................    41,883          857            592            --           43,332
  Other............................        --           --          1,443            --            1,443
                                     --------     --------        -------          ----         --------
Total costs and expenses...........    66,428      636,567         34,312            --          737,307
                                     --------     --------        -------          ----         --------
Income (loss) before income
  taxes............................   (65,181)     131,539         (1,101)           --           65,257
Income tax (expense) benefit.......    24,045      (48,525)           406            --          (24,074)
                                     --------     --------        -------          ----         --------
Net income (loss) before
  extraordinary items..............   (41,136)      83,014           (695)           --           41,183
Extraordinary items, net of tax....    (3,037)          --             --            --           (3,037)
                                     --------     --------        -------          ----         --------
Net income (loss)..................  $(44,173)    $ 83,014        $  (695)         $ --         $ 38,146
                                     ========     ========        =======          ====         ========

                                                           YEAR ENDED JUNE 30, 2001
                                     ---------------------------------------------------------------------
                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Revenues...........................  $  2,018     $816,724        $54,520          $ --         $873,262
Costs and expenses:
  Direct expenses..................        --      540,987         41,167            --          582,154
  Depreciation, depletion and
    amortization expense...........     1,353       69,714          4,080            --           75,147
  General and administrative
    expense........................    19,158       37,558          3,402            --           60,118
  Interest.........................    54,464        1,275            821            --           56,560
  Other............................        --           --             --            --               --
                                     --------     --------        -------          ----         --------
Total costs and expenses...........    74,975      649,534         49,470            --          773,979
                                     --------     --------        -------          ----         --------
Income (loss) before income
  taxes............................   (72,957)     167,190          5,050            --           99,283
Income tax (expense) benefit.......    27,190      (62,310)        (1,882)           --          (37,002)
                                     --------     --------        -------          ----         --------
Net income (loss) before
  extraordinary items..............   (45,767)     104,880          3,168            --           62,281
Extraordinary items, net of tax....       429           --             --            --              429
                                     --------     --------        -------          ----         --------
Net income (loss)..................  $(45,338)    $104,880        $ 3,168          $ --         $ 62,710
                                     ========     ========        =======          ====         ========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                           YEAR ENDED JUNE 30, 2000
                                     ---------------------------------------------------------------------
                                      PARENT     GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                     --------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Revenues...........................  $    790     $599,225        $ 37,717         $ --         $637,732
Costs and expenses:
  Direct expenses..................        --      440,741          30,428           --          471,169
  Depreciation, depletion and
    amortization expense...........     1,162       66,453           3,357           --           70,972
  General and administrative
    expense........................    10,774       37,704           3,159           --           51,637
  Interest.........................    69,802        1,527             601           --           71,930
  Other............................        --           --              --           --               --
                                     --------     --------        --------         ----         --------
Total costs and expenses...........    81,738      546,425          37,545           --          665,708
                                     --------     --------        --------         ----         --------
Income (loss) before income
  taxes............................   (80,948)      52,800             172           --          (27,976)
Income tax (expense) benefit.......    21,429      (13,977)            (46)          --            7,406
                                     --------     --------        --------         ----         --------
Net income (loss) before
  extraordinary items..............   (59,519)      38,823             126           --          (20,570)
Extraordinary items, net of tax....     1,611           --              --           --            1,611
                                     --------     --------        --------         ----         --------
Net income (loss)..................  $(57,908)    $ 38,823        $    126         $ --         $(18,959)
                                     ========     ========        ========         ====         ========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                       FISCAL YEAR ENDED JUNE 30, 2002
                                    ----------------------------------------------------------------------
                                     PARENT      GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Net cash provided by (used in)
  operating activities............  $  95,948     $ 78,577        $ 4,191          $ --         $ 178,716
Net cash provided by (used in)
  investing activities............    (37,188)     (67,092)        (4,469)           --          (108,749)
Net cash provided by (used in)
  financing activities............     (7,665)      (9,637)           (13)           --           (17,315)
Effect of exchange rate changes on
  cash............................         --           --           (603)           --              (603)
                                    ---------     --------        -------          ----         ---------
Net increase (decrease) in cash...     51,095        1,848           (894)           --            52,049
Cash and cash equivalents at
  beginning of period.............      1,647       (2,005)         2,456            --             2,098
                                    ---------     --------        -------          ----         ---------
Cash and cash equivalents at end
  of period.......................  $  52,742     $   (157)       $ 1,562          $ --         $  54,147
                                    =========     ========        =======          ====         =========

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

17. CONDENSED CONSOLIDATING FINANCIAL INFORMATION (CONTINUED)

                                                       FISCAL YEAR ENDED JUNE 30, 2001
                                    ----------------------------------------------------------------------
                                     PARENT      GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Net cash provided by (used in)
  operating activities............  $  68,932     $ 64,673        $ 9,742          $ --         $ 143,347
Net cash provided by (used in)
  investing activities............    (19,824)     (56,976)        (7,180)           --           (83,980)
Net cash provided by (used in)
  financing activities............   (158,627)      (8,456)           (59)           --          (167,142)
                                    ---------     --------        -------          ----         ---------
Net increase (decrease) in cash...   (109,519)        (759)         2,503            --          (107,775)
Cash and cash equivalents at
  beginning of period.............    111,166       (1,246)           (47)           --           109,873
                                    ---------     --------        -------          ----         ---------
Cash and cash equivalents at end
  of period.......................  $   1,647     $ (2,005)       $ 2,456          $ --         $   2,098
                                    =========     ========        =======          ====         =========

                                                       FISCAL YEAR ENDED JUNE 30, 2000
                                    ----------------------------------------------------------------------
                                     PARENT      GUARANTOR     NON-GUARANTOR
                                     COMPANY    SUBSIDIARIES   SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                    ---------   ------------   -------------   ------------   ------------
                                                                (IN THOUSANDS)
Net cash provided by (used in)
  operating activities............  $  18,962     $ 10,434        $ 5,464          $ --         $  34,860
Net cash provided by (used in)
  investing activities............     (4,468)     (26,671)        (6,627)           --           (37,766)
Net cash provided by (used in)
  financing activities............     80,070        9,287            (56)           --            89,301
                                    ---------     --------        -------          ----         ---------
Net increase (decrease) in cash...     94,564       (6,950)        (1,219)           --            86,395
Cash and cash equivalents at
  beginning of period.............     16,602        5,704          1,172            --            23,478
                                    ---------     --------        -------          ----         ---------
Cash and cash equivalents at end
  of period.......................  $ 111,166     $ (1,246)       $   (47)         $ --         $ 109,873
                                    =========     ========        =======          ====         =========

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

    Since 1991, the Argentine peso has been tied to the U.S. dollar at a conversion ratio of 1:1. However, in December 2001, the Government of Argentina announced an exchange holiday and, as a result, Argentine pesos could not be exchanged into other currencies at December 31, 2001. On January 5 and 6,

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

18. ARGENTINA FOREIGN CURRENCY TRANSACTION LOSS (CONTINUED)
2002, the Argentine Congress and Senate gave the President of Argentina emergency powers and the ability to suspend the law that created the fixed conversion ratio of 1:1. The Government subsequently announced the creation of a dual currency system in which certain qualifying transactions will be settled at an expected fixed conversion ratio of 1.4:1 while all other transactions will be settled using a free floating market conversion ratio. Under existing guidance, dividends would not receive the fixed conversion ratio. On January 11, 2002, the exchange holiday was lifted, making it possible again to buy and sell Argentine pesos. Banks were legally allowed to exchange currencies, but transactions were limited and generally took place at exchange houses. These transactions were conducted primarily by individuals as opposed to commercial transactions, and occurred at free conversion ratios ranging between 1.6:1 and 1.7:1.

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

19. SUBSEQUENT EVENTS--ACQUISITION OF Q SERVICES, INC. [UNAUDITED]

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

20. SUBSEQUENT EVENTS--NEW SENIOR CREDIT FACILITY [UNAUDITED]

    On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement (the "New Senior Credit Facility"). The New Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $40,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and

                            KEY ENERGY SERVICES INC.

                          JUNE 30, 2002, 2001 AND 2000

20. SUBSEQUENT EVENTS--NEW SENIOR CREDIT FACILITY [UNAUDITED] (CONTINUED) intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 0.75% or a Eurodollar rate plus a variable margin of 1.25% to 2.75%.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

    The following table sets forth the names and ages, as of October 28, 2002, of each of the Company's executive officers and directors and includes their current positions.

NAME                        AGE                              POSITION
----                      --------   --------------------------------------------------------
Francis D. John.........     48      Chairman of the Board, President and Chief Executive
                                     Officer
David J. Breazzano......     46      Director
Kevin P. Collins........     52      Director
William D. Fertig.......     46      Director
W. Phillip Marcum.......     58      Director
Morton Wolkowitz........     74      Director
J. Robinson West........     56      Director
James J. Byerlotzer.....     56      Executive Vice President and Chief Operating Officer
Royce W. Mitchell.......     48      Executive Vice President, Chief Financial Officer and
                                     Chief Accounting Officer

    Francis D. John has been the Chief Executive Officer since October 1989. In addition, Mr. John has been Chairman of the Board since August 1996. He has been a Director and President since June 1988 and served as the Chief Financial Officer from October 1989 through July 1997, and served as Chief Operating Officer from April 1999 through December 2001. Before joining the Company, he was Executive Vice President of Finance and Manufacturing of Fresenius
U.S.A., Inc. Mr. John previously held operational and financial positions with Unisys, Mack Trucks and Arthur Andersen. He received a BS from Seton Hall University and an MBA from Fairleigh Dickinson University.

    David J. Breazzano has been a Director since October 1997. Mr. Breazzano is one of the founding principals at DDJ Capital Management, LLC, an investment management firm established in 1996. Mr. Breazzano previously served as a Vice President and Portfolio Manager at Fidelity Investments ("Fidelity") from 1990 to 1996. Prior to joining Fidelity, Mr. Breazzano was President and Chief Investment Officer of the T. Rowe Price Recovery Fund. He is also a director of North East Waste Services, Inc. and Samuels Jewelers, Inc. He holds a BA from Union College and an MBA from Cornell University.

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

    William D. Fertig has been a Director since April 2000. Mr. Fertig is Co-Chairman and Chief Investment Officer of Context Capital Management, an investment advisory firm. Mr. Fertig has been a Principal and Senior Managing Director of McMahan Securities from 1990 to April of 2002. Mr. Fertig previously served as a Senior Vice President and Manager of Convertibles at Drexel Burnham Lambert prior to joining McMahan Securities in 1990, and from 1979 to 1989, served as Vice President and

Convertible Securities Sales Manager at Credit Suisse First Boston. He holds a BS from Allegheny College and an MBA from NYU's Stern Business School.

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

    J. Robinson West has been a Director since November 2001. Mr. West is the founder, and has served as Chairman and a director of the Petroleum Finance Company, Ltd., strategic advisers to international oil and gas companies, national oil companies, and petroleum ministries, since 1984. Previously, Mr. West served as U.S. Assistant Secretary of the Interior with responsibility for offshore oil leasing policy from 1981 through 1983. He was Deputy Assistant Secretary of Defense for International Economic Affairs from 1976 through 1977 and a member of the White House Staff from 1974 through 1976. He is currently a member of the Council on Foreign Relations. He holds a BA with advanced standing from the University of North Carolina at Chapel Hill and a J.D. from Temple University.

    James J. Byerlotzer was elected Executive Vice President and Chief Operating Officer effective January 2002. Mr. Byerlotzer served as Executive Vice President of Domestic Well Service and Drilling Operations from July 1999 through December 1999 and Executive Vice President of Domestic Operations from December 1999 through December 2001. He joined the Company in September 1998 as Vice President--Permian Basin Operations after the Company's acquisition of Dawson Production Services, Inc. ("Dawson"). From February 1997 to
September 1998, he served as the Senior Vice President and Chief Operating Officer of Dawson. From 1981 to 1997, Mr. Byerlotzer was employed by Pride Petroleum Services, Inc. ("Pride"). Beginning in February 1996, Mr. Byerlotzer served as the Vice President--Domestic Operations of Pride. Prior to that time, he served as Vice President--Permian Basin of Pride and in various other operating positions in Pride's Gulf Coast and California operations.
Mr. Byerlotzer holds a BA from the University of Missouri in St. Louis.

    Royce W. Mitchell was elected Executive Vice President, Chief Financial Officer and Chief Accounting Officer effective January 2002. Before joining the Company, he was a partner with KPMG LLP from April 1986 through December 2001 specializing in the oil and gas industry. He received a BBA from Texas Tech University and is a certified public accountant.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such officers, directors and 10% stockholders also are required by Commission rules to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished to the

Company, the Company believes that its directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements during the fiscal year ended June 30, 2002.

ITEM 11. EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table reflects the compensation for services to the Company for the years ended June 30, 2002, 2001 and 2000 for
(i) the Chief Executive Officer of the Company, (ii) the other two executive officers of the Company other than the Chief Executive Officer who were serving as executive officers at June 30, 2002 and (iii) a former executive officer of the Company for whom disclosure would have been provided pursuant to clause (ii) above but for the fact that such individual was not serving as an executive officer of the company at June 30, 2002, (collectively, the "Named Executive Officers").

                                                                                          LONG TERM COMPENSATION
                                                                                                  AWARDS
                                                       ANNUAL                            -------------------------
                                                    COMPENSATION                           SHARES      ALL OTHER
                                      FISCAL    --------------------    OTHER ANNUAL     UNDERLYING   COMPENSATONS
NAME AND PRINCIPAL POSITION            YEAR     SALARY($)   BONUS($)   COMPENSATION($)   OPTIONS(1)       ($)
---------------------------          --------   ---------   --------   ---------------   ----------   ------------
Francis D. John ...................    2002      595,000    300,000        105,972(2)      400,000     13,208,568(3)
  President and Chief Executive        2001      594,885    845,000         71,116(4)    1,460,000         74,998(5)
  Officer                              2000      589,519    307,776             --       2,000,000             --

James J. Byerlotzer ...............    2002      250,000    140,000             --         150,000         35,865(6)
  Executive Vice President and         2001      249,324    275,000             --         115,000        101,000(7)
  Chief Operating Officer              2000      185,000     89,000             --         300,000        100,250(8)

Royce W. Mitchell .................    2002      140,692         --             --         200,000        100,000(9)
  Executive Vice President, Chief      2001           --         --             --              --             --
  Financial Officer and Chief          2000           --         --             --              --             --
  Accounting Officer(10)

Thomas K. Grundman ................    2002      247,691    150,000             --         150,000        140,270(11)
  Executive Vice President of          2001      274,966    315,000             --         135,000         78,519(12)
  International Operations, Chief      2000      203,845    100,000             --         500,000         24,975(13)
  Financial Officer, and Chief
  Accounting Officer(14)

------------------------

(1) Represents the number of shares issuable pursuant to vested and non-vested stock options granted during the applicable fiscal year.

(2) Represents reimbursement of (i) medical expenses of $24,502,
    (ii) professional fees of $44,470, and (iii) other miscellaneous personal expenses of $25,000. The remaining $12,000 represents the Company's estimate of the value of Mr. John's use of a company-provided vehicle for personal business.

(3) As previously reported in the Company's fiscal 2001 Proxy Statement effective July 1, 2001 and based upon a thorough review and analysis by the Compensation Committee, the Company determined that it would be in the best interests of its shareholders to convert the performance-based incentive loans previously made to Mr. John (which, because the performance criteria had been met, were scheduled to be forgiven over a ten-year period beginning July 1, 2001 as long as Mr. John continued to be employed by the Company) into a ten-year incentive retention payment, the after-tax proceeds of which would be used to repay all principal and interest on the loans. The majority of the amount shown in this column represents the a ten-year incentive retention payment that was made on December 1, 2001 and was comprised of two components: (i) approximately $7.5 million in principal and interest accrued through the date of the payment and (ii) approximately $5.6 million in a tax "gross-up" payment. The entire payment was withheld by the Company and used to satisfy Mr. John's tax obligations and his obligations under the loans. Mr. John did not receive any net proceeds from the payment. The a ten-year incentive retention payment is subject to the same repayment obligations as the prior loan forgiveness schedule, and, as such, will be earned over the same ten-year period. For fiscal 2002, Mr. John earned approximately $1.3 million of the retention incentive payment. See Item 11--Executive Compensation Employment Agreements with Executive Officers and Item 13--Certain Relationships and Related Transaction. Also includes $128,996 in premiums paid by the Company for health insurance and life insurance (cash surrender value the life insurance policy is $34,774).

(4) Represents reimbursement of (i) medical expenses of $12,186,
    (ii) professional fees of $48,930, and (iii) other miscellaneous personal expenses of $10,000.

(5) Represents premium payments by the Company for life and health insurance.

(6) Represents (i) payments to Mr. Byerlotzer pursuant to a non-competition agreement entered into in connection with the Company's acquisition of Dawson Production Services, Inc. of $34,615, and (ii) contributions by the Company on behalf of Mr. Byerlotzer to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $1,250.

(7) Represents (i) payments to Mr. Byerlotzer pursuant to a non-competition agreement entered into in connection with the Company's acquisition of Dawson Production Services, Inc. of $100,000, and (ii) contributions by the Company on behalf of Mr. Byerlotzer to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $1,000.

(8) Represents (i) payment to Mr. Byerlotzer pursuant to a non-competition agreement entered into in connection with the Company's acquisition of Dawson Production Services, Inc. of $100,000 and (ii) contributions by the Company on behalf of Mr. Byerlotzer to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $250.

(9) Represents a one-time signing bonus that is subject to repayment if Mr. Mitchell terminates his employment with the Company under certain circumstances. See Item 11--Executive Compensation--Employment Agreements with Executive Officers.

(10) Mr. Mitchell joined the Company as an executive officer in January 2002.

(11) Represents (i) forgiveness of relocation loan indebtedness and interest to Mr. Grundman of $114,295, (ii) premium payments made by the Company for life insurance of $24,725 and (iii) contributions by the Company on behalf of Mr. Grundman to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $1,250.

(12) Represents (i) forgiveness of relocation loan indebtedness and interest to Mr. Grundman of $52,794, (ii) premium payments made by the Company for life insurance of $24,725 and (iii) contributions by the Company on behalf of Mr. Grundman to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $1,000.

(13) Represents (i) premium payments by the Company for life insurance of $24,725 and (ii) contributions by the Company on behalf of Mr. Grundman to the Key Energy Services, Inc. 401(k) Savings & Retirement Plan of $250.

(14) Mr. Grundman ceased serving as an executive officer as of May 6, 2002.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth certain information relating to options granted under the Key Energy Group, Inc. 1997 Incentive Plan (the "Plan") and outside the Plan to the Named Executive Officers during fiscal 2002. The Company did not grant any stock appreciation rights during fiscal 2002.

                                        NUMBER OF     INDIVIDUAL GRANTS
                                      SECURITIES OF      % OF TOTAL
                                       UNDERLYING      OPTIONS GRANTED    EXERCISE                   GRANT
                                         OPTIONS        EMPLOYEES IN      PRICE PER   EXPIRATION    PRESENT
NAME                                     GRANTED       FISCAL YEAR(1)       SHARE        DATE       VALUE(2)
----                                  -------------   -----------------   ---------   ----------   ----------
Francis D. John.....................     400,000(3)          20.1%          $8.00      10/16/11    $1,519,287
Royce W. Mitchell...................     200,000(4)          10.1%          $8.90      01/03/12       845,103
James J. Byerlotzer.................     150,000(5)           7.5%          $8.00      10/16/11       569,733
Thomas K. Grundman..................     150,000(5)           7.5%          $8.00      10/16/11       569,733

------------------------

(1) Based on options to purchase a total of 1,988,000 shares of Common Stock granted during fiscal 2002.

(2) The grant date value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions: expected volatility--50%; risk-free interest rate--3.35%; time of exercise--5 years; an dividend yield.

(3) These options were granted on October 16, 2001 and vest as follows: 133,333 on July 1, 2002; 133,333 on July 1, 2003; and 133,334 on July 1, 2004.

(4) These options were granted on January 3, 2002 and vest as follows: 50,000 on January 3, 2002; 50,000 on January 3, 2003; 50,000 on January 3, 2004; and
    50,000 on January 3, 2005.

(5) These options were granted on October 16, 2001 and vest as follows: 50,000 on July 1, 2002; 50,000 on July 1, 2003; and 50,000 on July 1, 2004.

AGGREGATED OPTION EXERCISES AND VALUES AS OF FISCAL YEAR END

    The following table sets forth certain information as of June 30, 2002 relating to the number and value of unexercised options held by the Named Executive Officers. None of the Named Executive Officers exercised Stock Options during fiscal 2002.

                                                                                 VALUE OF UNEXERCISED
                                                   NUMBER OF UNEXERCISED        IN-THE MONEY-OPTIONS AT
                                                 OPTIONS AT JUNE 30, 2002          JUNE 30, 2002(1)
                                                ---------------------------   ---------------------------
NAME                                            EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                            -----------   -------------   -----------   -------------
Francis D. John...............................   2,709,999        900,000     $4,977,707     $1,854,168
Royce W. Mitchell.............................      50,000        150,000         80,000        240,000
James J. Byerlotzer...........................     241,667        418,333     $  745,004     $1,159,995
Thomas K. Grundman............................     885,000              0     $2,378,750     $        0

------------------------

(1) The dollar values in this column are calculated by determining the difference between the fair market value of the Common Stock for which the relevant options are exercisable as of the end of the fiscal year and the exercise price of the options. The fair market value is based on the last sale price of the Common Stock on the NYSE on June 28, 2002 was $10.50.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

    Effective as of July 1, 2001, the Company entered into an amended and restated employment agreement with Mr. John, which provides that Mr. John will serve as Chairman of the Board, President and Chief Executive Officer of the Company for a five-year term commencing July 1, 2001 and continuing until June 30, 2006, with an automatic one-year renewal on each June 30, commencing on June 30, 2006, unless terminated by the Company or by Mr. John with proper notice. Under this employment agreement, Mr. John's annual base salary is $595,000 per year until December 31, 2002, and $695,000 per year thereafter, in each case subject to increase after annual reviews by the Board of Directors. This employment agreement also provides that Mr. John will be entitled to (i) participate in the Company's Performance Compensation Plan, with performance criteria to be approved by the Compensation Committee, (ii) receive additional bonuses at the discretion of the Compensation Committee, and (iii) participate in stock option grants made to the Company's executives. In addition to salary and bonus, Mr. John is entitled to medical, dental, accident and life insurance, reimbursement of expenses and various other benefits. To the extent Mr. John is taxed on any such reimbursement or benefit, the Company will pay Mr. John an amount which, on an after-tax basis, equals the amount of these taxes.

    In the event that Mr. John's employment is terminated (1) by the Company voluntarily or by nonrenewal, (2) by Mr. John for "Good Reason," (3) by either the Company or Mr. John following a "Change in Control" (in each case as defined in the employment agreement), or (4) as a result of Mr. John's disability, Mr. John will be entitled to receive: (i) his accrued but unpaid salary and bonuses to the date of termination, and a pro rata bonus for the year in which termination occurs; (ii) a severance payment in an amount equal to three times his average total annual compensation (i.e., salary plus bonus) for the preceding three years (except that in the case of termination as a result of Mr. John's disability, such compensation will be reduced by the amount of any Company-paid disability insurance proceeds paid to Mr. John); (iii) immediate vesting and exercisability of all stock options held by him (to the extent not already vested and exercisable) for the remainder of the original terms of the options; (iv) any other amounts or benefits earned, accruing or owing to him, but not yet paid; and (v) continued participation in medical, dental and life insurance coverage, as well as the receipt of other benefits to which he was entitled, until the first to occur of the third year anniversary of the date his employment was terminated or the date on which he receives equivalent coverage and benefits under the plans and programs of a subsequent employer (or, in the event of a "Change in Control," an amount in cash equal to the reasonable expenses that the Company would incur if it were to provide these benefits for three years). In the event that Mr. John's employment is terminated by the Company for "Cause," as defined in the employment agreement, or by Mr. John voluntarily or by nonrenewal, he will be entitled to receive only (i) and
(v) above and will forfeit any restricted stock or options not previously vested. In the event Mr. John's employment is terminated by reason of his death, he will be entitled to receive (i), (iii), (iv) and (v) above, except that his family will be entitled to receive the medical and dental insurance coverage provided in (v) above until the death of Mr. John's spouse. In addition, if any of the above benefits are subject to the tax imposed by Section 4999 of the Internal Revenue Code, the Company will reimburse Mr. John for such tax on an after-tax basis.

    The employment agreement contains a comprehensive non-compete provision that prohibits Mr. John from engaging in any activities that are competitive with the Company for a period of three years after the termination of his employment.

    Pursuant to the employment agreement, the Company paid to Mr. John, on December 1, 2001, a one-time retention incentive payment equal to the aggregate amount of all principal and interest on loans previously made by the Company to Mr. John that were to be forgiven over a ten year period beginning July 1, 2001, as well as the amount, on an after-tax basis, required to pay the taxes incurred Mr. John in connection with such payment. The after-tax proceeds of the payment were used to repay such loans. The employment agreement provides that if, prior to June 30, 2011, Mr. John is terminated by the Company for Cause, or by Mr. John voluntarily or by nonrenewal, Mr. John will repay to the Company a percentage of the retention incentive bonus beginning at 100% during the first year and declining at the rate of 10% each year to 0% on and after June 30, 2011.

    Effective as of January 1, 2002, Mr. Byerlotzer entered into an employment agreement with the Company pursuant to which he serves as the Company's Executive Vice President and Chief Operating Officer. This agreement is for a two and one-half year term and thereafter for successive one-year terms unless terminated 90 days prior to the commencement of an extension term. Under the agreement, Mr. Byerlotzer's annual base compensation is $275,000 until January 1, 2003 at which time it will increase to $325,000. This increase was implemented effective July 1, 2002. Mr. Byerlotzer's annual salary can be increased again but not decreased, and Mr. Byerlotzer is eligible for additional annual incentive bonuses. If during the term of his employment agreement
Mr. Byerlotzer is terminated by the Company for any reason other than for "Cause", or if he terminates his employment because of a material breach by the Company or following a change of control of the Company, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 36-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation will be increased by an amount equal to three times the average annual bonus received by Mr. Byerlotzer over the past three years and will be payable in a lump sum on the date of termination. Also, if Mr. Byerlotzer is subject to the tax imposed by
Section 4999 of the Internal Revenue Code, the Company has agreed to reimburse him for such tax on an after-tax basis.

    Effective as of January 1, 2002, Mr. Mitchell entered into an employment agreement with the Company pursuant to which he serves as the Company's Executive Vice President and Chief Financial Officer. This agreement is for a three-year term and thereafter for successive one-year terms unless terminated 90 days prior to the commencement of an extension term. Under this agreement, Mr. Mitchell receives an annual base compensation of $295,000, which can be increased but not decreased, Mr. Mitchell received a one-time signing bonus of $100,000, and Mr. Mitchell will be eligible for additional annual incentive bonuses. In the event that, prior to January 1, 2005, Mr. Mitchell is terminated by the Company for cause, or by Mr. Mitchell voluntarily or by non-renewal, Mr. Mitchell will repay to the Company a percentage of the bonus beginning at 100% during the first year and declining at the rate of 1/3 each year to 0% on and after January 1, 2005. If, during the term of his employment agreement, Mr. Mitchell is terminated by the Company for any reason other than for cause, or if he terminates his employment because of a material breach by the Company or following a change of control of the company, he will be entitled to severance compensation equal to his base compensation in effect at the time of termination payable in equal installments over a 36-month period following termination; PROVIDED, HOWEVER, that if termination results from a change of control of the Company, severance compensation will be increased by an amount equal to three times the average annual bonus received by Mr. Mitchell over the past three years and will be payable in a lump sum on the date of termination. Also, if Mr. Mitchell is subject to the tax imposed by Section 4999 of the Internal Revenue code, the Company has agreed to reimburse him for such tax on an after-tax basis.

SEVERANCE AGREEMENT

    Effective as of May 6, 2002, the Company entered into a severance arrangement with Mr. Grundman pursuant to which the Company will make severance payments to Mr. Grundman totaling $840,000 in equal installments over a three-year period. In addition, the severance arrangement provides that Mr. Grundman will be entitled to receive certain group medical and dental, life, executive life, accident and disability benefits for a three-year period following his termination, as well as an automobile allowance and certain additional payments to cover any short-fall in any payments made pursuant to the Company's medical insurance coverage. Mr. Grundman's severance arrangement with the Company also provides that all unvested options to acquire shares of Common Stock that were granted to him became immediately vested and that certain of those options will remain exercisable for a period of three years.

DIRECTOR COMPENSATION

    No director who is also an employee of the Company or any of its subsidiaries received any fees from the Company for his services as a Director or as a member of any committee of the Board. During the fiscal year ended June 30, 2002, all other Directors ("Non-employee Directors") received a fee equal to $3,000 per month for each month of service and were reimbursed for travel and other expenses directly associated with Company business. Additionally, during fiscal 2002, the Company paid the annual premiums on life insurance policies for the benefit of Messrs. Collins and Marcum in the amount of $2,906 and $5,389, respectively. These policies have cash surrender values of $7,665 (Marcum) and $6,110 (Collins).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MANAGEMENT

    The following table sets forth as of October 28, 2002, the number of shares of Common Stock beneficially owned by each (i) each Director, (ii) each executive officer, and (iii) all Directors and executive officers of the Company as a group. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock listed as owned by such person.

                                                                    PERCENTAGE OF
                                                        NUMBER OF    OUTSTANDING
NAME OF BENEFICIAL OWNER                                SHARES(1)     SHARES(2)
------------------------                                ---------   -------------
Francis D. John(3)....................................  2,913,832        2.3%
Kevin P. Collins(4)...................................    292,572          *
William D. Fertig(5)..................................     72,500          *
W. Phillip Marcum(6)..................................    292,572          *
David J. Breazzano(7).................................    277,500          *
Morton Wolkowitz(8)...................................    807,802          *
J. Robinson West(9)...................................     28,750          *
Royce W. Mitchell(10).................................     50,000          *
James J. Byerlotzer (11)..............................    389,946          *
Directors and Executive Officers as a group
  (9 persons).........................................  5,125,474        4.0%

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

 (2) Based on 128,109,917 shares of Common stock outstanding at October 25, 2002, plus, for each beneficial owner, those number of shares underlying currently exercisable options held by each executive officer or Director.

 (3) Includes 2,843,332 shares issuable upon exercise of vested options. Does not include 766,668 shares issuable pursuant to options that have not vested.

 (4) Includes 287,500 shares issuable upon the exercise of vested options. Does not include 22,500 shares issuable pursuant to options that have not vested.

 (5) Includes 67,500 shares issuable upon the exercise of vested options. Does not include 22,500 shares issuable pursuant to options that have not vested.

 (6) Includes 287,500 shares issuable upon the exercise of vested options. Does not include 22,500 shares issuable pursuant to options that have not vested.

 (7) Includes 217,500 shares issuable upon the exercise of vested options. Does not include 22,500 shares issuable pursuant to options that have not vested.

 (8) Includes 224,500 shares issuable upon the exercise of vested options. Does not include 22,500 shares issuable pursuant to options that have not vested.

 (9) Includes 28,750 shares issuable upon the exercise of vested options. Does not include 11,250 shares issuable pursuant to options that have not vested.

 (10) Includes 50,000 shares issuable upon the exercise of vested options. Does not include 150,000 shares issuable pursuant to options that have not vested.

 (11) Includes 371,666 shares issuable upon the exercise of vested options. Does not include 288,334 shares issuable pursuant to options that have not vested.

    In addition, the following Named Executive Officer who was not an executive officer of the Company on October 28, 2002, beneficially owns (based on available information) Common Stock as follows: Thomas K. Grundman--795,000 shares (includes 785,000 shares issuable upon the exercise of vested options).

CERTAIN BENEFICIAL OWNERS

    The following table sets forth, as of October 28, 2002, certain information regarding the beneficial ownership of Common Stock by each person, other than the Company's directors or executive officers, who is known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.

                                                        SHARES BENEFICIALLY OWNED
                                                           AT OCTOBER 19, 2001
                                                        --------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER, IDENTITY            NUMBER          PERCENT
----------------------------------------------          -----------      ---------
Perkins, Wolf, McDonnell & Co.(1) ....................  11,032,564(2)       8.6%
  53 W. Jackson Blvd., Suite 722
  Chicago, IL 60604

Berger, L.L.C.(3) ....................................   7,650,100(2)       6.0%
  210 University Boulevard
  Suite 900
  Denver, CO 80206

Mellon Financial Corporation(4) ......................   6,001,311          4.7%
  One Mellon Center
  Pittsburgh, PA 15258

T. Rowe Price Associates, Inc. .......................   3,605,400          2.8%
  100 E. Pratt Street
  Baltimore, MD 21202

------------------------

(1) As reported on Schedule 13G filed with the Commission on February 26, 2002.

(2) The Company believes that Perkins, Wolf, McDonell & Co. shares voting power with respect to 7,650,100 of its shares with Berger, LLC and that, therefore, the 7,650,100 shares shown as being beneficially owned by Berger, LLC are the same securities shown as being beneficially owned by Perkins, Wolf, McDonnell & Co.

(3) As reported on Schedule 13G filed with the Commission on February 13, 2002.

(4) As reported on Schedule 13G (Amendment No. 1) filed with the Commission on January 23, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with the negotiation of the terms of a five-year employment agreement with Francis D. John, Chairman of the Board, President and Chief Executive Officer of the Company, and as an inducement to Mr. John to enter into such employment agreement, the Company entered into a separate loan agreement with Mr. John dated as of August 2, 1999, which as amended through June 30, 2001, provided that $6.5 million in loans previously made by the Company to Mr. John, together with the accrued interest payable thereon (accruing at a rate equal to 125 basis points above LIBOR, adjusted monthly) would be forgiven ratably during the ten-year period commencing on July 1, 2001 and ending on June 30, 2011. The loan agreement provided that the foregoing foregiveness of indebtedness was predicated and conditioned upon Mr. John remaining employed by the Company during such period. In addition, in the event that Mr. John had been terminated by the Company for "Cause" (as defined in the agreement), or in the event that Mr. John had voluntarily terminated his employment with the Company, the loan agreement further provided that the entire remaining principal balance of these loans, together with accrued interest payable thereon, would become immediately due and payable by Mr. John. However, in the event that Mr. John's employment had been terminated for "Good Reason", or as a result of Mr. John's death or "Disability", or as a result of a "Change in Control" (all as defined in that agreement), the loan agreement stipulated that the remaining principal balance outstanding on the loans, together with accrued interest thereon will be forgiven. This loan agreement further provided that with respect to any forgiveness of the payment of principal and interest on the loans, Mr. John would be entitled to receive a "gross-up" payment in an amount sufficient for him to pay any federal, state, or local income taxes that may be due and payable by him with respect to the forgiveness of such indebtedness (principal and interest). The loan agreement has been effectively superseded by Mr. John's new employment agreement that provides for a one-time retention incentive payment that was made and used to repay all amounts owed under the loan agreement (See Item II--Executive Compensation--Employment Agreements with Executive Officers).

    In connection with the negotiation of an employment agreement with Thomas K. Grundman, the Company's Executive Vice President of International Operations, Chief Financial Officer and Chief Accounting Officer, the Company made a $150,000 relocation loan to assist Mr. Grundman's relocation to the Company's executive offices. Interest on this relocation loan accrued at a rate of 6.125% per annum. The relocation loan together with accrued interest was forgiven in three installments of $50,000 (plus accrued interest) on July 1, 2000, $50,000 (plus accrued interest) on July 1, 2001, and $50,000 (plus accured interest) on May 6, 2002. Mr. Grundman also received or will receive a "gross-up" payment in an amount sufficient for him to pay any federal, state, or local income taxes that may be due and payable by him with respect to the forgiveness of such indebtedness (principal and interest).

    In addition, in December 2001, the Company temporarily advanced Mr. John and Mr. Grundman $201,686 and $24,770, respectively, to satisfy certain medicare tax obligations incurred by them. Mr. John has repaid his advance in full, and Mr. Grundman is obligated to repay his advance under the terms of his severance arrangement.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

(a) Index to Exhibits

    The following documents are filed as part of this report:

    (1) See Index to Financial Statements set forth in Item 8.

    (2) Financial Statements Schedules:

Key Energy Services, Inc.:
Consolidated Supplementary Financial Statement Schedule As
  of and for Each of the Three Years Ended June 30, 2002:
Schedule II--Consolidated Valuation and Qualifying
  Accounts..................................................  S-1

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

     10.42   Twelfth Amendment to the Second Amended and Restated Credit
             Agreement, dated as of June 6, 1997, as amended and restated
             through September 14, 1998 and as further amended, among Key
             Energy Group, Inc. (now known as Key Energy
             Services, Inc.), the several Lenders from time to time
             parties thereto, PNC Bank, National Association, as
             Administrative Agent, Norwest Bank Texas, N.A., as
             Collateral Agent and PNC Capital Markets, Inc., as Arranger.
             (Incorporated by reference to Exhibit 10.2 of the Company's
             Current Report on Form 8-K dated February 27, 2002, File
             1-8038).
     10.43   Indenture dated as of February 22, 2002 among the Registrant and U.S. Bank National Association. (Incorporated by
             reference to Exhibit 4.1 of the Company's Current Report on
             Form 8-K dated February 27, 2002, File 1-8038).
     10.44   First Supplemental Indenture dated as of March 1, 2002 among the Registrant, the Guarantors (as defined therein) and U.S.
             Bank National Association. (Incorporated by reference to
             Exhibit 4.1 of the Company's Current Report on Form 8-K
             dated March 1, 2002, File 1-8038).
     10.45   Employment Agreement between Key Energy Services, Inc. and
             Thomas K. Grundman dated February 15, 2002. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated March 31, 2002, File 1-8038).
     10.46   Separation and Release Agreement between Key Energy
             Services, Inc. and Thomas K. Grundman dated May 6, 2002.
     10.47   Plan and Agreement of Merger among Key Energy
             Services, Inc., Key Merger Sub., Inc. and Q Services, Inc.
             dated as of May 13, 2002. (Incorporated by reference to
             Exhibit 2.1 of the Company's Current Report on Form 8-K
             dated May 17, 2002, File 1-8038).
     21      Significant Subsidiaries of the Company.
     23      Consent of KPMG LLP.
     25.1    Statement of Eligibility of Trustee, U.S. Bank National
             Association, a national banking association, on Form T-1.
             (Incorporated by reference to Exhibit 25.1 of the Company's
             Current Report on Form 8-K dated February 27, 2002, File
             1-8038).
     99.1    Certification of CEO and CFO Pursuant to 18 U.S.C. Section
             1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.
    *99.2    Certification of CEO and CFO Pursuant to 18 U.S.C. Section
             1350, as Adopted Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002.

------------------------

* Filed herewith.

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

                                               KEY ENERGY SERVICES, INC.
                                               (Registrant)

Dated: October 28, 2002                        By:                 /s/ FRANCIS D. JOHN
                                                    ------------------------------------------------
                                                                     Francis D. John
                                                            CHAIRMAN OF THE BOARD, PRESIDENT,
                                                               AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 28, 2002                        By:                 /s/ FRANCIS D. JOHN
                                                    ------------------------------------------------
                                                                     Francis D. John
                                                            CHAIRMAN OF THE BOARD, PRESIDENT,
                                                               AND CHIEF EXECUTIVE OFFICER

Dated: October 28, 2002                        By:                /s/ ROYCE W. MITCHELL
                                                    ------------------------------------------------
                                                                    Royce W. Mitchell
                                                                 CHIEF FINANCIAL OFFICER
                                                              AND CHIEF ACCOUNTING OFFICER

Dated: October 28, 2002                        By:                /s/ MORTON WOLKOWITZ
                                                    ------------------------------------------------
                                                                    Morton Wolkowitz
                                                                        DIRECTOR

Dated: October 28, 2002                        By:               /s/ DAVID J. BREAZZANO
                                                    ------------------------------------------------
                                                                   David J. Breazzano
                                                                        DIRECTOR

Dated: October 28, 2002                        By:                /s/ KEVIN P. COLLINS
                                                    ------------------------------------------------
                                                                    Kevin P. Collins
                                                                        DIRECTOR

Dated: October 28, 2002                        By:                /s/ W. PHILLIP MARCUM
                                                    ------------------------------------------------
                                                                    W. Phillip Marcum
                                                                        DIRECTOR

Dated: October 28, 2002                        By:                /s/ WILLIAM D. FERTIG
                                                    ------------------------------------------------
                                                                    William D. Fertig
                                                                        DIRECTOR

Dated: October 28, 2002                        By:                /s/ J. ROBINSON WEST
                                                    ------------------------------------------------
                                                                    J. Robinson West
                                                                        DIRECTOR

    I, Francis D. John, certify that:

    1. I have reviewed this amendment to the annual report on Form 10-K/A of Key Energy Services, Inc.;

    2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report.

Date: October 28, 2002

                                                                /s/ FRANCIS D. JOHN
                                                ----------------------------------------------------
                                                                  Francis D. John
                                                              CHIEF EXECUTIVE OFFICER

                                 CERTIFICATIONS

    I, Royce W. Mitchell, certify that:

    1. I have reviewed this amendment to the annual report on Form 10-K/A of Key Energy Services, Inc.;

    2. Based on my knowledge, this amendment to the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment to the annual report; and

    3. Based on my knowledge, the financial statements, and other financial information included in this amendment to the annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment to the annual report.

Date: October 28, 2002

                                                               /s/ ROYCE W. MITCHELL
                                                ----------------------------------------------------
                                                                 Royce W. Mitchell
                                                              CHIEF FINANCIAL OFFICER

                                                                     SCHEDULE II

                           KEY ENERGY SERVICES, INC.
                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                                 AS OF JUNE 30,

                                                              ADDITIONS
                                      BALANCE AT    ------------------------------                BALANCE AT
                                     BEGINNING OF   CHARGED TO      CHARGED TO                      END OF
                                         YEAR        EXPENSES    OTHER ACCOUNTS(A)   DEDUCTIONS      YEAR
                                     ------------   ----------   -----------------   ----------   ----------
                                                                 (IN THOUSANDS)
Allowance for doubtful accounts:
  2002.............................     $4,082        $  168            $ --           $  281       $3,969
  2001.............................      3,189         1,263              --              370        4,082
  2000.............................      6,790         1,648              --            5,249        3,189