Form 10-Q
period 2002-09-30
KEY ENERGY SERVICES INC
filed 2002-11-14
CIK 318996

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 1-8038

                            KEY ENERGY SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   Maryland                            04-2648081
                   --------                            ----------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)            Identification No.)

                     6 Desta Drive, Midland, Texas          79705
               -----------------------------------------------------
               (Address of principal executive offices)   (ZIP Code)

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


          Common Shares outstanding at November 12, 2002 - 128,288,527

                            KEY ENERGY SERVICES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements
                Consolidated Balance Sheets as of
                September 30, 2002 (unaudited) and June 30, 2002................  3

                Unaudited Consolidated Statements of
                Operations for the Three Months Ended
                September 30, 2002 and 2001.....................................  4

                Unaudited Consolidated Statements of
                Cash Flows for the Three Months Ended
                September 30, 2002 and 2001.....................................  5

                Unaudited Consolidated Statements of Comprehensive
                Income (Loss) for the Three Months Ended
                September 30, 2002 and 2001.....................................  6

                Notes to Consolidated Financial Statements......................  7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations......................  18

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......... 23

Item 4.     Controls and Procedures............................................. 26

PART  II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................... 27

Item 2.     Changes in Securities and Use of Proceeds........................... 27

Item 3.     Defaults Upon Senior Securities..................................... 27

Item 4.     Submission of Matters to a Vote of Security Holders................. 27

Item 5.     Other Information................................................... 27

Item 6.     Exhibits and Reports on Form 8-K.................................... 27

Signatures ..................................................................... 28

                            KEY ENERGY SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                SEPTEMBER 30,
                                                                                                    2002           JUNE 30, 2002
                                                                                                -------------      -------------
                                                                                                 (UNAUDITED)
                                                                                                 (THOUSANDS, EXCEPT SHARE DATA)
                                     ASSETS
Current assets:
  Cash and cash equivalents...............................................................       $     3,828        $    54,147
  Accounts receivable, net of allowance for doubtful accounts of $3,986 and  $3,969,
   respectively...........................................................................           140,511            117,907
  Inventories.............................................................................             8,969              7,776
  Prepaid expenses and other current assets...............................................            18,114             12,243
                                                                                                 -----------        -----------
Total current assets......................................................................           171,422            192,073
                                                                                                 -----------        -----------
Property and equipment:
  Well servicing equipment................................................................           922,159            776,271
  Contract drilling equipment.............................................................           123,568            124,191
  Motor vehicles..........................................................................            78,253             68,977
  Oil and natural gas properties and other related equipment, successful efforts method...            44,479             44,439
  Furniture and equipment.................................................................            44,835             38,979
  Buildings and land......................................................................            49,060             40,247
                                                                                                 -----------        -----------
Total property and equipment..............................................................         1,262,354          1,093,104
Accumulated depreciation and depletion....................................................          (311,169)          (284,204)
                                                                                                 -----------        -----------
Net property and equipment................................................................           951,185            808,900
                                                                                                 -----------        -----------
  Goodwill, net...........................................................................           320,550            201,069
  Deferred costs, net.....................................................................            13,993             12,580
  Notes and accounts  receivable - related parties........................................               712                274
  Other assets............................................................................            33,328             28,099
                                                                                                 -----------        -----------
Total assets..............................................................................       $ 1,491,190        $ 1,242,995
                                                                                                 ===========        ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................       $    21,090        $    24,625
  Other accrued liabilities...............................................................            57,452             49,465
  Accrued interest........................................................................             5,310             14,864
  Current portion of long-term debt and capital lease obligations.........................             7,311              7,674
                                                                                                 -----------        -----------
Total current liabilities.................................................................            91,163             96,628
                                                                                                 -----------        -----------
Long-term debt, less current portion......................................................           482,520            420,717
Capital lease obligations, less current portion...........................................            14,621             15,219
Deferred revenue..........................................................................             9,223             10,001
Non-current accrued expenses..............................................................            40,922             13,574
Deferred tax liability....................................................................           160,630            149,990
Commitments and contingencies.............................................................                 -                  -
Stockholders' equity:
  Common stock, $.10 par value; 200,000,000 shares authorized, 128,525,250 and
   110,308,463 shares issued at September 30, 2002 and June 30, 2002, respectively........            12,853             11,031
  Additional paid-in capital..............................................................           671,874            514,752
  Treasury stock, at cost; 416,666 shares at September 30, 2002 and June 30, 2002.........            (9,682)            (9,682)
  Accumulated other comprehensive loss....................................................           (47,156)           (48,967)
  Retained earnings.......................................................................            64,222             69,732
                                                                                                 -----------        -----------
Total stockholders' equity................................................................           692,111           536,866
                                                                                                 -----------        -----------
Total liabilities and stockholders' equity................................................       $ 1,491,190        $ 1,242,995
                                                                                                 ===========        ===========

   SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      THREE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                   -------------------------
                                                                                                     2002            2001
                                                                                                   ---------       ---------
                                                                                               (THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Well servicing..........................................................................         $ 184,887       $ 212,501
  Contract well drilling..................................................................            15,479          33,636
  Other...................................................................................             1,701           3,100
                                                                                                   ---------       ---------
Total revenues............................................................................           202,067         249,237
                                                                                                   ---------       ---------
COSTS AND EXPENSES:
  Well servicing..........................................................................           131,271         135,761
  Contract drilling.......................................................................            10,957          21,188
  Depreciation, depletion and amortization................................................            25,802          17,869
  General and administrative..............................................................            26,008          15,147
  Interest................................................................................            11,262          11,949
  Other expenses..........................................................................             1,030           1,185
  Gain on retirement of debt..............................................................               (10)           (287)
                                                                                                   ---------       ---------
Total costs and expenses..................................................................           206,320         202,812
                                                                                                   ---------       ---------
Income (loss) before income taxes.........................................................            (4,253)         46,425
Income tax benefit (expense)..............................................................             1,616         (17,249)
                                                                                                   ---------       ---------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE................            (2,637)         29,176
Cumulative effect on prior years of a change in accounting principle, less applicable
 income taxes of $1,761...................................................................            (2,873)              -
                                                                                                   ---------       ---------
NET INCOME (LOSS).........................................................................         $  (5,510)      $  29,176
                                                                                                   =========       =========

EARNINGS (LOSS) PER SHARE:
  Basic - before cumulative effect of a change in accounting principle....................         $   (0.02)      $    0.29
  Cumulative effect of a change in accounting principle, net of tax.......................             (0.02)              -
                                                                                                   ---------       ---------
  Basic - after cumulative effect of a change in accounting principle.....................         $   (0.04)      $    0.29
                                                                                                   =========       =========

  Diluted - before cumulative effect of a change in accounting principle..................         $   (0.02)          $0.28
  Cumulative effect of a change in accounting principle, net of tax.......................             (0.02)              -
                                                                                                   ---------       ---------
  Diluted - after cumulative effect of a change in accounting principle...................         $   (0.04)      $    0.28
                                                                                                   =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic...................................................................................           122,475         101,727
  Diluted.................................................................................           122,475         103,829

   SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                   KEY ENERGY SERVICES, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      THREE MONTHS ENDED
                                                                                                         SEPTEMBER 30,
                                                                                                  ---------------------------
                                                                                                     2002             2001
                                                                                                  ----------        ---------
                                                                                                          (THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).......................................................................        $   (5,510)       $  29,176
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING
   ACTIVITIES:............................................................................
  Depreciation, depletion and amortization................................................            25,802           17,869
  Amortization of deferred debt issuance costs, discount and premium......................               967              905
  Deferred income taxes...................................................................            (1,616)          14,707
  (Gain) loss on sale of assets...........................................................               145           (1,062)
  Gain on retirement of debt..............................................................               (10)            (287)
  Cumulative effect on prior years of a change in accounting principle, net of tax........             2,873                -
  CHANGE IN ASSETS AND LIABILITIES, NET OF EFFECTS FROM ACQUISITIONS:
     Increase in accounts receivable......................................................            (1,290)          (7,900)
     (Increase) decrease in other current assets..........................................             5,035             (170)
     Decrease in accounts payable, accrued interest and accrued expenses..................           (21,246)          (1,988)
     Other assets and liabilities.........................................................             2,727           (5,705)
                                                                                                  ----------        ---------
  Net cash provided by operating activities...............................................             7,877           45,545
                                                                                                  ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures - well servicing...................................................           (12,115)         (11,911)
  Capital expenditures - contract drilling................................................              (191)          (8,154)
  Capital expenditures - other............................................................            (4,286)          (3,424)
  Proceeds from sale of fixed assets......................................................                82            3,416
  Acquisitions - well servicing, net of cash acquired.....................................           (98,093)          (2,673)
  Net cash used in investing activities...................................................          (114,603)         (22,746)
                                                                                                  ----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of long-term debt.............................................................            (1,211)         (66,490)
  Repayment of capital lease obligations..................................................            (2,387)          (2,455)
  Proceeds from long-term debt............................................................            63,000           46,000
  Debt issuance costs.....................................................................            (2,355)               -
  Proceeds from exercise of stock options.................................................               447              541
  Other...................................................................................               (38)               -
                                                                                                  ----------        ---------
  Net cash provided by (used in) financing activities.....................................            57,456          (22,404)
                                                                                                  ----------        ---------
  Effect of exchange rates on cash........................................................            (1,049)               -
  Net increase (decrease) in cash and cash equivalents....................................           (50,319)             395
  Cash and cash equivalents at beginning of period........................................            54,147            2,098
                                                                                                  ----------        ---------
  Cash and cash equivalents at end of period..............................................        $    3,828        $   2,493
                                                                                                  ==========        =========

   SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
        UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

                                                                                                      THREE MONTHS ENDED
                                                                                                          SEPTEMBER 30,
                                                                                                  ---------------------------
                                                                                                     2002             2001
                                                                                                  ----------        ---------
                                                                                                          (THOUSANDS)
NET INCOME (LOSS).........................................................................        $   (5,510)       $  29,176
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
  Oil and natural gas derivatives adjustment, net of tax (See Note 7).....................             (344)             176
  Amortization of oil and natural gas derivatives, net of tax (See Note 7)................               210              (33)
  Foreign currency translation gain (loss), net of tax....................................             1,945              (23)
                                                                                                  ----------        ---------

COMPREHENSIVE INCOME (LOSS), NET OF TAX...................................................        $   (3,699)       $  29,296
                                                                                                  ==========        =========

   SEE THE ACCOMPANYING NOTES WHICH ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

1. SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements of Key Energy Services, Inc. (the "Company", or "Key") and its wholly-owned subsidiaries as of September 30, 2002 and for the three month periods ended September 30, 2002 and 2001 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2002. The results of operations for the three month period ended September 30, 2002 are not necessarily indicative of the results of operations for the full fiscal year ending June 30, 2003.

RECLASSIFICATIONS

     Certain reclassifications have been made to the consolidated financial statements for the three months ended September 30, 2001 to conform to the presentation for the three months ended September 30, 2002. The reclassifications consist primarily of reclassifying certain items from general and administrative expense to direct expenses, and reclassifying gains (losses) on the retirement of debt as operating expenses rather than extraordinary items in accordance with SFAS 145, which the Company adopted on July 1, 2002 (See Note 11).

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

                                                                                    THREE MONTHS
                                                                                  ENDED SEPTEMBER 30,
                                                                               -------------------------
                                                                                 2002            2001
                                                                               ---------      ----------
                                                                                 (THOUSANDS, EXCEPT
                                                                                   PER SHARE DATA)
     BASIC EPS COMPUTATION:
     NUMERATOR
       Net income (loss) before cumulative effect of a change in
        accounting principle..........................................         $  (2,637)     $   29,176
       Cumulative effect of a change in accounting principle, net of
        tax...........................................................            (2,873)              -
                                                                               ---------      ----------
       Net income (loss)..............................................         $  (5,510)     $   29,176
                                                                               =========      ==========

     DENOMINATOR
       Weighted average common shares outstanding.....................           122,475         101,727
                                                                               ---------      ----------

     BASIC EPS:
       Net income (loss) before cumulative effect of a change in
        accounting principle..........................................         $   (0.02)     $     0.29
       Cumulative effect of a change in accounting principle, net of
        tax...........................................................             (0.02)              -
                                                                               ---------      ----------
       Net income (loss)..............................................         $   (0.04)     $     0.29
                                                                               =========      ==========

     DILUTED EPS COMPUTATION:
     NUMERATOR
       Net income (loss) before cumulative effect of a change in
        accounting principle..........................................         $  (2,637)     $   29,176
       Cumulative effect of a change in accounting principle, net of
        tax...........................................................            (2,873)              -
                                                                               ---------      ----------
       Net income (loss)..............................................         $  (5,510)     $   29,176
                                                                               =========      ==========

     DENOMINATOR
       Weighted average common shares outstanding:....................           122,475         101,727
       Warrants.......................................................                 -             577
       Stock options..................................................                 -           1,525
                                                                               ---------      ----------
                                                                                 122,475         103,829
                                                                               ---------      ----------

     DILUTED EPS:
       Net income (loss) before cumulative effect of a change in
        accounting principle..........................................         $   (0.02)     $     0.28
       Cumulative effect of a change in accounting principle, net of
        tax...........................................................             (0.02)              -
                                                                               ---------      ----------
       Net income (loss)..............................................         $   (0.04)     $     0.28
                                                                               =========      ==========

     The diluted earnings per share calculations for the three months ended September 30, 2001 excludes the effect of the potential exercise of stock options of 1,463,000 and the potential

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

conversion of the Company's 5% Convertible Subordinated Notes because the effects of such instruments on earnings per share would be anti-dilutive.

3. ACQUISITIONS

ACQUISITION OF Q SERVICES, INC.

     On July 19, 2002, Key acquired Q Services, Inc. ("QSI") pursuant to an Agreement and Plan of Merger dated May 13, 2002, as amended, by and among Key, Key Merger Sub, Inc. and QSI. As consideration for the merger, the Company issued approximately 17.1 million shares of its common stock to the QSI shareholders and paid approximately $94.2 million in cash at the closing to retire debt and preferred stock of QSI and to satisfy certain other obligations of QSI. In addition to assuming the positive working capital of QSI, the Comany incurred other direct acquisition costs and assumed certain other liabilities of QSI, resulting in the Company recording an aggregate purchase price of approximately $248 million. The value of those shares was based on the closing price of the Key common stock on the closing date of $8.75 per share. The results of QSI's operations have been included in the consolidated financial statements since the closing date. Prior to the acquisition, QSI was a privately held corporation conducting field production, pressure pumping and other service operations in Louisiana, New Mexico, Oklahoma, Texas and the Gulf of Mexico. The Company and QSI operate in adjacent and/or overlapping locations and expect to realize future cost savings and synergies in connection with the merger. The combination of the companies formed the largest oil field trucking fleet in the United States complementing the Company's well service rig fleet, which is the largest in the world.

     The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain non-current accrued liabilities; thus, the allocation of the purchase price is subject to refinement.

                                                                       AT JULY 19,
                                                                          2002
                                                                       -----------
                                                                       (THOUSANDS)
               Current assets.......................................    $  37,734
               Property and equipment...............................      138,898
               Intangible assets....................................        3,243
               Other assets.........................................          342
               Goodwill.............................................      117,060
                                                                        ---------
                  Total assets acquired.............................      297,277
                                                                        ---------
               Current liabilities..................................       16,787
               Capital lease obligations............................           77
               Non-current accrued expenses.........................       17,908
               Deferred tax liability...............................       14,347
                                                                        ---------
                  Total liabilities assumed.........................       49,119
                                                                        ---------
               Net assets acquired..................................    $ 248,158
                                                                        =========

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

     The $3,243,000 of intangible assets consists of noncompete agreements which have a weighted-average useful life of approximately three years. The $117,060,000 of goodwill was allocated to the well servicing reporting segment. Of that amount, $11,645,000 is expected to be deductible for income taxes.

     The following unaudited pro forma results of operations have been prepared as though QSI had been acquired on July 1, 2001. Pro forma amounts are not necessarily indicative of the results that may be reported in the future.

                                                                                THREE MONTHS ENDED
                                                                              -----------------------
                                                                               9/30/02       9/30/01
                                                                              ---------     ---------
                                                                              (THOUSANDS, EXCEPT PER
                                                                                   SHARE AMOUNT)
          Revenues..........................................................  $ 209,770     $ 307,391
          Income (loss) before cumulative effect of a change in accounting
           principle, net of tax............................................     (4,296)       34,488
          Cumulative effect of a change in accounting principle, net of tax.     (2,873)            -
          Net income (loss).................................................     (7,169)       34,488
          Basic earnings (loss) per share...................................  $   (0.06)    $    0.29

     In addition to the acquisition of QSI, during the three months ended September 30, 2002, Key completed several small acquisitions for a total of approximately $12,065,000, which consisted of a combination of cash and shares of Key common stock. Each of the acquisitions made during such three-month period was accounted for using the purchase method and the results of the operations generated from the acquired assets are included in the Key's results of operations as of the completion date of each acquisition. There were no acquisitions by the Company during the three months ended September 30, 2001.

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

     WELL SERVICING: The Company's operations provide well servicing (ongoing maintenance of existing oil and natural gas wells), completions, workover (major repairs or modifications necessary to optimize the level of production from existing oil and natural gas wells) and production and well intervention services (fluid hauling and fluid storage tank rental and fishing and rental tools).

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

     CONTRACT DRILLING: The Company provides contract drilling services for major and independent oil companies onshore the continental United States, Argentina and Ontario, Canada.

                                                              WELL        CONTRACT    CORPORATE /
                                                            SERVICING     DRILLING       OTHER          TOTAL
                                                            ---------    ---------    -----------    -----------
THREE MONTHS ENDED SEPTEMBER 30, 2002
Operating revenues......................................    $ 184,887    $  15,479     $   1,701     $   202,067
Operating profit .......................................       53,616        4,522           671          58,809
Depreciation, depletion and amortization................       22,069        2,392         1,341          25,802
Interest expense........................................          276            -        10,986          11,262
Net income (loss) before cumulative effect of a change
 in accounting principle*...............................        8,962          262       (11,861)         (2,637)
Identifiable assets.....................................      828,845       88,742       253,053       1,170,640
Capital expenditures (excluding acquisitions)...........       12,115          191         4,286          16,592

THREE MONTHS ENDED SEPTEMBER 30, 2001
Operating revenues......................................    $ 212,501    $  33,636     $   3,100     $   249,237
Operating profit .......................................       76,740       12,448         1,915          91,103
Depreciation, depletion and amortization................       14,557        2,380           932          17,869
Interest expense........................................          548            -        11,401          11,949
Net income (loss) before cumulative effect of a change
 in accounting principle*...............................       34,259        5,735       (10,818)         29,176
Identifiable assets.....................................      676,410      101,161       290,112       1,067,683
Capital expenditures (excluding acquisitions)...........       11,911        8,154         3,424          23,489

* Net income (loss) before cumulative effect of a change in accounting principle for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

     Operating revenues for the Company's foreign operations for the three months ended September 30, 2002 and 2001 were $6.1 million and $12.1 million, respectively. Operating profits for the Company's foreign operations for the three months ended September 30, 2002 and 2001 were $1.4 million and $2.6 million, respectively. The Company had $41.1 million and $82.6 million of identifiable assets as of September 30, 2002 and 2001, respectively, related to foreign operations.

6. VOLUMETRIC PRODUCTION PAYMENT

     In March 2000, Key sold a portion of its future oil and natural gas production from Odessa Exploration Incorporated, its wholly owned subsidiary, for gross proceeds of $20 million pursuant to an agreement under which the purchaser is entitled to receive a portion of the production from certain oil and natural gas properties over the six year period ending February 28, 2006 in amounts starting at 10,000 barrels of oil per month and declining to 3,500 barrels of oil per month and starting at 122,100 Mmbtus of natural gas per month and declining to 58,800 Mmbtus of natural gas per month. The total volume of the forward sale is approximately 486,000 barrels of oil and 6,135,000 Mmbtus of natural gas.

7. DERIVATIVE INSTRUMENTS

     The Company utilizes derivative financial instruments to manage well defined commodity price risks. The Company is exposed to credit losses in the event of nonperformance by the counter-parties to its commodity hedges. The Company only deals with reputable financial

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

institutions as counter-parties and anticipates that such counter-parties will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral or other security to support financial instruments subject to credit risk but monitors the credit standing of the counter-parties.

     The Company periodically hedges a portion of its oil and natural gas production through collar and option agreements. The purpose of the hedges is to provide a measure of stability in the volatile environment of oil and natural gas prices and to manage exposure to commodity price risk under existing sales commitments. The Company's risk management objective is to lock in a range of pricing for expected production volumes. This allows the Company to forecast future cash flows within a predictable range. The Company meets this objective by entering into collar and option arrangements which allow for acceptable cap and floor prices.

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

     As of May 25, 2001, the Company had not documented the May 25, 2001 oil and natural gas options as cash flow hedges and therefore has included income of $768,000 for the increase in fair value of the asset as of June 30, 2001 in other income. As of July 1, 2001, the Company documented these options as cash flow hedges. As of May 2, 2002, the Company had documented the May 2, 2002 oil and natural gas options as cash flow hedges. The Company recorded a net decrease in derivative assets of approximately $163,000 during the three months ended September 30, 2002.

     EMBEDDED DERIVATIVES. The Company is party to a volumetric production payment of which certain terms meet the definition of an embedded derivative under SFAS 133. Effective July 1, 2000, the Company determined and documented that the volumetric production payment is excluded from the scope of SFAS 133 under the normal purchases/sales exclusion as set forth in SFAS 138.

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

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

Issuers of Guaranteed Securities Registered or Being Registered." The information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with generally accepted accounting principles.

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                                   SEPTEMBER 30, 2002
                                        --------------------------------------------------------------------------
                                         PARENT       GUARANTOR       NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        ---------    ------------     -------------   ------------    ------------
                                                                       (THOUSANDS)
Assets:
  Current assets................        $   8,625     $   150,435       $  12,362      $        -      $   171,422
  Net property and equipment....           37,776         884,694          28,715               -          951,185
  Goodwill, net.................            3,431         316,551             568               -          320,550
  Deferred costs, net...........           13,993               -               -               -           13,993
  Inter-company receivables.....          786,580               -               -        (786,580)               -
  Other assets..................           19,779          14,260               1               -           34,040
                                        ---------     -----------       ---------      ----------      -----------
Total assets....................        $ 870,184     $ 1,365,940       $  41,646      $ (786,580)     $ 1,491,190
                                        =========     ===========       =========      ==========      ===========

Liabilities and equity:
  Current liabilities...........        $  35,507     $    52,547       $   3,109      $        -      $    91,163
  Long-term debt................          482,520               -               -               -          482,520
  Capital lease obligations.....            1,421          13,200               -               -           14,621
  Inter-company payables........                -         752,813          33,767        (786,580)               -
  Deferred tax liability .......          160,630               -               -               -          160,630
  Other long-term liabilities...           14,283          35,862               -               -           50,145
  Stockholders' equity..........          175,823         511,518           4,770               -          692,111
                                        ---------     -----------       ---------      ----------      -----------
Total liabilities and
 stockholders' equity...........        $ 870,184     $ 1,365,940       $  41,646      $ (786,580)     $ 1,491,190
                                        =========     ===========       =========      ==========      ===========

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

                                                                      JUNE 30, 2002
                                        --------------------------------------------------------------------------
                                         PARENT       GUARANTOR       NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        ---------    ------------     -------------   ------------    ------------
                                                                      (THOUSANDS)
Assets:
  Current assets................        $  64,814     $   117,140       $  10,119      $        -      $   192,073
  Net property and equipment....           43,003         748,158          17,739               -          808,900
  Goodwill, net.................            3,374         197,144             551               -          201,069
  Deferred costs, net...........           12,580               -               -               -           12,580
  Inter-company receivables.....          537,416               -               -        (537,416)               -
  Other assets..................           21,593           6,780               -               -           28,373
                                        ---------     -----------       ---------      ----------      -----------
Total assets....................        $ 682,780     $ 1,069,222       $  28,409      $ (537,416)     $ 1,242,995
                                        =========     ===========       =========      ==========      ===========

Liabilities and equity:
  Current liabilities...........        $  48,388         $45,427       $   2,813      $        -      $    96,628
  Long-term debt................          420,717               -               -               -          420,717
  Capital lease obligations.....            1,457          13,762               -               -           15,219
  Inter-company payables........                -         516,761          20,655        (537,416)               -
  Deferred tax liability .......          149,990               -               -               -          149,990
  Other long-term liabilities...           13,474          10,101               -               -           23,575
  Stockholders' equity..........           48,754         483,171           4,941               -          536,866
                                        ---------     -----------       ---------      ----------      -----------
Total liabilities and
 stockholders' equity...........        $ 682,780     $ 1,069,222       $  28,409      $ (537,416)     $ 1,242,995
                                        =========     ===========       =========      ==========      ===========

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2002
                                        --------------------------------------------------------------------------
                                         PARENT       GUARANTOR       NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                        ---------    ------------     -------------   ------------    ------------
                                                                       (THOUSANDS)
Revenues........................        $      46     $   195,952       $   6,069      $        -      $   202,067
Costs and expenses:
  Direct expenses...............                -         138,598           4,660               -          143,258
  Depreciation, depletion and
   amortization expense.........              793          24,622             387               -           25,802
  General and administrative
   expense......................           11,104          14,540             364               -           26,008
  Interest......................           10,986             259              17               -           11,262
   Gain on retirement of debt...              (10)              -               -               -              (10)
                                        ---------     -----------       ---------      ----------      -----------
Total costs and expenses........           22,873         178,019           5,428               -          206,320
                                        ---------     -----------       ---------      ----------      -----------
Income (loss) before income
 taxes..........................          (22,827)         17,933             641               -           (4,253)
Income tax (expense) benefit....            8,674         (6,814)            (244)              -            1,616
                                        ---------     -----------       ---------      ----------      -----------
Net income (loss) before
 cumulative effect of a change
 in accounting principle........          (14,153)         11,119             397               -           (2,637)
Cumulative effect of a change
 in accounting principle, net
 of tax.........................                -          (2,873)              -               -           (2,873)
                                        ---------     -----------       ---------      ----------      -----------
Net income (loss)...............        $ (14,153)    $     8,246       $     397      $        -      $    (5,510)
                                        =========     ===========       =========      ==========      ===========

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                        --------------------------------------------------------------------------
                                         PARENT       GUARANTOR      NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES    SUBSIDIARIES     ELIMINATIONS    CONSOLIDATED
                                        ---------    ------------    -------------    ------------    ------------
                                                                      (THOUSANDS)
Revenues........................        $     493     $   236,641       $  12,103      $        -      $   249,237
Costs and expenses:
  Direct expenses...............                -         148,631           9,503               -          158,134
  Depreciation, depletion
   and amortization expense.....              311          16,508           1,050               -           17,869
  General and administrative
   expense......................            5,328           9,015             804               -           15,147
  Interest......................           11,401             205             343               -           11,949
  Gain on retirement of debt....             (287)              -               -                             (287)
                                        ---------     -----------       ---------      ----------      -----------
Total costs and expenses........           16,753         174,359          11,700               -          202,812
                                        ---------     -----------       ---------      ----------      -----------
Income (loss) before income
 taxes..........................          (16,260)         62,282             403               -           46,425
Income tax (expense) benefit....            6,041         (23,140)           (150)              -          (17,249)
                                        ---------     -----------       ---------      ----------      -----------
Net income (loss) before
 cumulative effect of a change
 in accounting principle........          (10,219)         39,142             253               -           29,176
Cumulative effect of a change
 in accounting principle, net
 of tax.........................                -               -               -               -                -
                                        ---------     -----------       ---------      ----------      -----------
Net income (loss)...............        $ (10,219)    $    39,142       $     253      $        -      $    29,176
                                        =========     ===========       =========      ==========      ===========

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2002
                                       ---------------------------------------------------------------------------
                                         PARENT       GUARANTOR       NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                       ----------    ------------     -------------   ------------    ------------
                                                                       (THOUSANDS)
Net cash provided (used) by
 operating activities...........       $  (11,098)    $    15,043       $   3,932      $        -      $     7,877
Net cash provided (used) in
 investing activities...........         (101,843)        (10,813)         (1,947)              -         (114,603)
Net cash provided (used) in
 financing activities...........           59,671          (2,215)              -               -           57,456
Effect of exchange rate
 changes on cash................                -               -          (1,049)              -           (1,049)
                                       ----------     -----------       ---------      ----------      -----------
Net increase (decrease) in cash           (53,270)          2,015             936               -          (50,319)
Cash at beginning of period.....           52,742            (157)          1,562               -           54,147
                                       ----------     -----------       ---------      ----------      -----------
Cash at end of period...........       $     (528)    $     1,858       $   2,498      $        -      $     3,828
                                       ==========     ===========       =========      ==========      ===========

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2001
                                       ---------------------------------------------------------------------------
                                         PARENT       GUARANTOR       NON-GUARANTOR
                                         COMPANY     SUBSIDIARIES     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
                                       ----------    ------------    ---------------  ------------    ------------
                                                                       (THOUSANDS)
Net cash provided (used) by
 operating activities...........       $   20,909     $    25,818       $  (1,182)     $        -      $    45,545
Net cash provided (used) in
 investing activities...........           (5,247)        (17,383)           (116)              -          (22,746)
Net cash provided (used) in
 financing activities...........          (19,957)         (2,434)            (13)              -          (22,404)
                                       ----------     -----------       ---------      ----------      -----------
Net increase (decrease) in cash.           (4,295)          6,001          (1,311)              -              395
 Cash at beginning of period....            1,647          (2,005)          2,456               -            2,098
                                       ----------     -----------       ---------      ----------      -----------
Cash at end of period...........       $   (2,648)    $     3,996       $   1,145      $        -      $     2,493
                                       ==========     ===========       =========      ==========      ===========

9. GOODWILL AND OTHER INTANGIBLE ASSETS - SFAS 142

     The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on July 1, 2001. SFAS 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company completed its assessment of goodwill impairment as of the date of adoption during the three months ended December 31, 2001, as allowed by SFAS 142. The assessment did not result in an indication of goodwill impairment.

     Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. Amortization expense for patents is calculated using the straight-line method over the useful life of the patent, ranging from five to seven years.

     The gross carrying amount of noncompete agreements subject to amortization totaled approximately $17,999,000 and $11,727,000 at September 30, 2002 and June 30, 2002, respectively. Accumulated amortization related to these intangible assets totaled approximately $7,351,000 and $6,130,000 at September 30, 2002 and June 30, 2002, respectively. Amortization expense for the three months ended September 30, 2002 and 2001 was approximately $1,261,000 and $400,000, respectively. Amortization expense for the next five succeeding years is estimated to be $3,727,000, $2,698,000, $1,986,000, $1,456,000 and $747,000,
respectively.

                            KEY ENERGY SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

     The gross carrying amount of patents subject to amortization totaled approximately $2,213,000 at September 30, 2002. The Company acquired the patents on July 16, 2002. Accumulated amortization related to these intangible assets totaled approximately $72,000 at September 30, 2002. Amortization expense for the three months ended September 30, 2002 was approximately $72,000. Amortization expense for the next five succeeding years is estimated to be $348,000, $348,000, $348,000, $348,000 and $325,000,
respectively.

     The Company has identified its reporting segments to be well servicing and contract drilling. Goodwill allocated to such reporting segments at September 30, 2002 is $306,293,000 and $14,257,000, respectively. The change in the carrying amount of goodwill for the three months ended September 30, 2002 of $119,481,000, respectively, relates principally to goodwill acquired in connection with the acquisition of QSI and other well servicing assets acquired during the period and the translation adjustment for Argentina.

10. ASSET RETIREMENT OBLIGATIONS - ADOPTION OF SFAS 143

     On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). Adoption of SFAS 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset. The Company recorded additional costs, net of accumulated depreciation, of approximately $4,372,000, a non-current liability of approximately $9,005,000 and an after-tax charge of approximately $2,873,000 for the cumulative effect on prior years for depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties and salt water disposal wells.

11. GAINS (LOSSES) ON RETIREMENT OF DEBT - ADOPTION OF SFAS 145

     On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The provisions of SFAS 145 rescind Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, and instead requires that such gains and losses be reported in operating income. The Company now records gains from the extinguishment of debt in operating income and has reclassified such gains in the financial statements for the three months ended September 30, 2001 to conform to the presentation for the three months ended September 30, 2002.

12. SUBSEQUENT EVENT - SALE OF PRESSURE PUMPING BUSINESS

     On October 31, 2002, the Company entered into a letter of intent to sell its pressure pumping business to a privately held company for approximately $40,000,000 in cash and notes. The Company expects the transaction to close by January 31, 2003. This business was acquired as part of the Q Services acquisition in July 19, 2002. Detailed terms of the sale are subject to final negotiation of a definitive purchase and sale agreement.

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

       - the existence of operating risks inherent in the well servicing, contract drilling and ancillary oilfield services; and

       - general economic conditions, the existence of regulatory uncertainties, and the possibility of political instability in any of the countries in which Key does business, in addition to other matters discussed herein.

     The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.

                              RESULTS OF OPERATIONS

     The Company's results of operations for the first quarter of fiscal 2003 reflect the impact of a decline in industry conditions resulting from decreased commodity prices (and its customers' perception that commodity prices may decrease further) which in turn caused a decline in demand for the Company's equipment and services.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2001

     The Company's revenue for the quarter ended September 30, 2002 decreased $47,170,000, or 19%, to $202,067,000 from $249,237,000 for the quarter ended
September 30, 2001 while net income for the quarter ended September 30, 2002 decreased $34,686,000, or 119%, to a net loss of $5,510,000, or ($0.04) per share, from net income of $29,176,000, or $0.28 per diluted share for the quarter ended September 30, 2001. The decrease in revenues and net income is due to lower levels of activity and lower pricing partially offset by the acquisition of QSI. Net income in the quarter ended September 30, 2002 was also adversely affected by the cumulative effect of the Company's mandatory adoption of SFAS 143, costs associated with the integration of QSI, unusually high general liability costs and start-up costs associated with the Company's new Egypt project.

OPERATING REVENUES

     WELL SERVICING. Well servicing revenues decreased $27,614,000, or 13%, to $184,887,000 for the three months ended September 30, 2002 from $212,501,000 for the three months ended September 30, 2001. The decrease in revenues was primarily due to a decline in activity and oilfield service rates partially offset by the acquisition of QSI.

     CONTRACT DRILLING. Contract drilling revenues decreased $18,157,000, or 54%, to $15,479,000 for the three months ended September 30, 2002 from $33,636,000 for the three months ended September 30, 2001. The decrease in revenues was primarily due to a decline in activity and drilling rig rates.

OPERATING EXPENSES

     WELL SERVICING. Well servicing expenses decreased $4,490,000, or 3%, to $131,271,000 for the three months ended September 30, 2002 from $135,761,000 for the three months ended September 30, 2001. The decrease was primarily due to lower levels of activity partially offset by the acquisition of QSI, higher insurance costs and start-up costs for the Company's new Egypt project. Well servicing expenses, as a percentage of well servicing revenue, increased to 71% for the three months ended September 30, 2002 from 64% for the three months ended September 30, 2001

     CONTRACT DRILLING. Contract drilling expenses decreased $10,231,000, or 48%, to $10,957,000 for the three months ended September 30, 2002 from $21,188,000 for the three months ended September 30, 2001. The decrease was primarily due lower levels of activity partially offset by higher insurance costs. Well servicing expenses, as a percentage of well servicing revenue, increased to 71% for the three months ended September 30, 2002 from 63% for the three months ended September 30, 2001

DEPRECIATION, DEPLETION AND AMORTIZATION EXPENSE

     The Company's depreciation, depletion and amortization expense increased $7,933,000, or 44%, to $25,802,000 for the three months ended September 30, 2002 from $17,869,000 for the three months ended September 30, 2001. The increase is due to the acquisition of QSI and capital expenditures during the prior year as the Company continued major refurbishments of well servicing and contract drilling equipment and its continued investment in technology.

GENERAL AND ADMINISTRATIVE EXPENSES

     The Company's general and administrative expenses increased $10,861,000, or 72%, to

$26,008,000 for the three months ended September 30, 2002 from $15,147,000 for the three months ended September 30, 2001. The increase was primarily due to the acquisition of QSI and costs associated with the integration of QSI, higher general liability costs and increases in personnel supporting information technology functions. General and administrative expenses, as a percentage of revenues, increased to 13% for the three months ended September 30, 2002 from 6% for the three months ended September 30, 2001.

INTEREST EXPENSE

     The Company's interest expense decreased $687,000, or 6%, to $11,262,000 for the three months ended September 30, 2002 from $11,949,000 for the three months ended September 30, 2001. The decrease was primarily due to a reduction in the Company's long-term debt in the prior year and lower interest rates. Included in interest expense was the amortization of debt issuance costs of $943,000 and $738,000 for the three months ended September 30, 2002 and 2001, respectively.

GAIN ON RETIREMENT OF DEBT

     During the three months ended September 30, 2002, the Company repurchased $204,000 of its long-term debt at a discount and expensed related debt issuance costs which resulted in a gain of $10,000. During the three months ended September 30, 2001, the Company repurchased $53,277,000 of its long-term debt at a discount and expensed related debt issuance costs which resulted in a gain of $287,000. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The new standard rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be recorded as extraordinary items.

CUMULATIVE EFFECT ON PRIOR YEARS OF A CHANGE IN ACCOUNTING PRINCIPLE

     On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). Adoption of SFAS 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset. The Company recorded an after-tax charge of approximately $2,873,000 for the cumulative effect on prior years for depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs related to its oil and natural gas producing properties and salt water disposal wells.

INCOME TAXES

     The Company's income tax benefit decreased $18,865,000 to a benefit of $1,616,000 for the three months ended September 30, 2002 from an expense of $17,249,000 for the three months ended September 30, 2001. The decrease in income taxes is due to the decrease in pretax income. The Company's effective tax rate for the three months ended September 30, 2002 and 2001 was 38% and 37%, respectively. The effective tax rates are different from the statutory rate of 35% because of non-deductible expenses and the effects of state and local taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and the issuance of equity and long-term debt. The Company believes that its current reserves of cash and cash equivalents, access to its existing credit lines, access to capital markets and internally generated cash flow from operations are and will be sufficient to finance the cash requirements of its current and future operations.

CAPITAL EXPENDITURES

     Capital expenditures for fiscal 2003 have been and will be directed toward selectively refurbishing the Company's assets as business conditions warrant. The Company will continue to evaluate opportunities to acquire or divest assets or businesses to enhance the Company's primary operations. Such capital expenditures, acquisitions and divestitures are at the discretion of the Company and will depend on management's view of market conditions as well as other factors.

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

     As of September 30, 2002, $62,000,000 was outstanding under the revolving loan facility and approximately $30,797,000 of letters of credit related to workers compensation insurance were outstanding. The Company borrowed approximately $53,000,000 in July under the New Senior Credit Facility in order to complete the acquisition of QSI. Since September 30, 2002, the Company has repaid $10,000,000 leaving $52,000,000 outstanding under the revolving loan facility as of November 13, 2002.

8 3/8% SENIOR NOTES

     On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The cash proceeds from the private placement, net of fees and expenses were used to repay all of the remaining balance of the original term loan under the Company's previous senior credit facility, and a portion of the revolving loan facility then outstanding under the Company's previous senior credit facility. On March 1, 2002, the Company completed a public offering of an additional $100,000,000 of 8 3/8% Senior Notes due 2008 at 101.5% of par. The cash proceeds from the public offering were used to repay all of the remaining balance of the revolving loan facility under the Company's previous senior credit facility. The 8 3/8% Senior Notes are senior unsecured obligations. The 8 3/8% Senior Notes are effectively subordinate to the Company's secured indebtedness which includes borrowings under the New Senior Credit Facility.

     On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

     At September 30, 2002, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding.

14% SENIOR SUBORDINATED NOTES

     On January 22, 1999, the Company completed the private placement of 150,000 units (the "Units") consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the "14% Senior Subordinated Notes") and 150,000 warrants to purchase 2,173,433 shares of the Company's Common Stock at an exercise price of $4.88125 per share (the "Unit Warrants"). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company's bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. ("Dawson"). The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the New Senior Credit Facility and the 8 3/8% Senior Notes. The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. As of September 30, 2002, 63,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 86,500 Unit Warrants outstanding.

     On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity. At September 30, 2002, $97,500,000 principal amount of the 14% Senior Subordinate Notes remain outstanding.

5% CONVERTIBLE SUBORDINATED NOTES

     In late September and early October 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the New Senior Credit Facility, the 14% Senior Subordinated Notes and the 8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments.

     During the quarter ended September 30, 2002, the Company repurchased (and canceled) an additional $204,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,747,000 outstanding as of September 30, 2002. These repurchases resulted in gains of approximately $10,000.

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

                 RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

     Recently, the Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company is currently assessing the impact of this standard on its consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Note Regarding Forward-Looking Statements" in Item 2 for additional factors relating to such statements.

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

                               INTEREST RATE RISK

     At September 30, 2002, the Company had long-term debt and capital lease obligations outstanding of $504,452,000. Of this amount $420,586,000, or 83%, bears interest at fixed rates as follows:

                                                                               Balance at
                                                                           September 30, 2002
                                                                           ------------------
                                                                              (Thousands)
   8 3/8% Senior Notes Due 2008.....................................           $ 276,383
   14% Senior Subordinated Notes Due 2009...........................              94,333
   5% Convertible Subordinated Notes Due 2004.......................              49,747
   Other (rates approximate 8.0%)...................................                 123
                                                                               ---------
                                                                               $ 420,586
                                                                               =========

     The remaining $83,866,000 of debt and capital lease obligations outstanding as of September 30, 2002 bears interest at floating rates which averaged approximately 4.32% at September 30, 2002. A 10% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2002 would equal approximately 43 basis points. Such an increase in interest rates would increase Key's fiscal 2003 interest expense by approximately $400,000 assuming borrowed amounts remain outstanding.

     The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

                              FOREIGN CURRENCY RISK

     During fiscal 2002, the Argentine government suspended the law tying the Argentine peso to the U.S. dollar at the conversion ratio of 1:1 and created a dual currency system in Argentina. The Company's net assets of its Argentina subsidiary is based on the U.S. dollar equivalent of such amounts measured in Argentine pesos as of December 31, 2001. Assets and liabilities of the Argentine operations were translated to U.S. dollars at September 30, 2002 using the applicable free market conversion ratio of 3.7:1 and will be translated at future dates using the applicable free market conversion ratio on such dates. Key's net earnings and cash flows from its Argentina subsidiaries were tied to the U.S. dollar for the six months ended December 31, 2001 and are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos for periods after December 31, 2001. Revenues, expenses and cash flow will be translated using the average exchange rates during the periods after December 31, 2001.

     The change in the Argentine peso to the U.S. dollar exchange rate since December 31, 2001 has reduced stockholders' equity by $46,340,000, through a charge to other comprehensive loss, through September 30, 2002.

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

     Key's net assets, net earnings and cash flows from its subsidiary operating in Egypt are based on the U.S. dollar. Foreign currency transactions are included in determination of net income for the period.

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

     As of September 30, 2002, Key had oil and natural gas price put options in place, as detailed in the following table. The total fiscal 2003 hedged oil and natural gas volumes represent approximately 40% and 32%, respectively, of expected 2003 calendar year total production. A 10% variation in the market price of oil or natural gas from their levels at September 30, 2002 would have no material impact on the Company's net assets, net earnings or cash flows (as derived from commodity option contracts).

     The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at September 30, 2002:

                           MONTHLY VOLUMES
                           ---------------                            STRIKE PRICE
                                   NATURAL                            PER BBL/MMBTU
                            OIL      GAS                             ----------------
                           (BBLS)  (MMBTU)           TERM             FLOOR       CAP     FAIR VALUE
                           -----   ------     -----------------      -------      ---     ----------
At September 30, 2002
   Oil Put...........      5,000        -     Mar 2002-Feb 2003      $ 22.00       -       $  3,000
   Oil Put...........      4,000        -     Mar 2003-Feb 2004      $ 21.00       -       $ 72,000
   Gas Put...........          -   75,000     Mar 2002-Feb 2003      $  3.00       -       $ 10,000

(The strike prices for the oil puts are based on the NYMEX spot price for West Texas Intermediate; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

ITEM 4. CONTROLS AND PROCEDURES

     Within the 90 day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-14(c)). Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to the Company's management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

     No significant changes were made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the controls were evaluated as discussed above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

     10.1* Second Amended and Restated Credit Agreement dated as of July 15, 2002, among the Registrant, the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc., and Wells Fargo Bank (Texas), as Co-Lead Arrangers and Credit Lyonnais New York Bank, Lehman Commercial Paper, Inc., and Royal Bank of Canada, as the Documentation Agents.

     10.2* Second Amendment to Second Amended and Restated Employment Agreement dated October 28, 2002 between the Registrant and Francis D. John.

     99.1* Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Filed herewith.


     (b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002:

     (i) Current Report on Form 8-K dated July 16, 2002 filed to report the new senior credit facility and updated guidance on the quarter and fiscal year ended June 30, 2002.

     (ii) Current Report on Form 8-K dated August 2, 2002 filed to report the acquisition of Q Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KEY ENERGY SERVICES, INC.


Dated: November 14, 2002             By /s/ Francis D. John
                                        ---------------------
                                        President and Chief Executive Officer


Dated: November 14, 2002             By /s/ Royce W. Mitchell
                                        ---------------------
                                        Chief Financial Officer

I, Francis D. John, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Key Energy Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                   By /s/ Francis D. John
                                              -------------------
                                              Francis D. John
                                              Chief Executive Officer

I, Royce W. Mitchell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Key Energy Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                   By /s/ Royce W. Mitchell
                                              ---------------------
                                              Royce W. Mitchell
                                              Chief Financial Officer