Form 10-KT
period 2002-12-31
KEY ENERGY SERVICES INC
filed 2003-03-31
CIK 318996

Use these links to rapidly review the document
Key Energy Services, Inc. INDEX
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
or
☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from July 1, 2002 to December 31, 2002

Commission file number 1-8038

KEY ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	04-2648081 (I.R.S. Employer Identification No.)
6 Desta Drive, Midland, Texas (Address of principal executive offices)	79705 (Zip Code)

Registrant's telephone number, including area code: (915) 620-0300

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.10 par value	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
5% Convertible Subordinated Notes Due 2004

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of March 28, 2003 was approximately $1,172,722,379.

        Common Shares outstanding at March 28, 2003: 128,467,756

        DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement with respect to the Annual Meeting of Shareholders for the fiscal year ended June 30, 2002 and the six months ended December 31, 2002 are incorporated by reference in Part III of this report.

Key Energy Services, Inc.

INDEX

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

  •
  fluctuations in world-wide prices and demand for oil and natural gas;

  •
  fluctuations in level of oil and natural gas exploration and development activities;

  •
  fluctuations in the demand for well servicing, contract drilling and ancillary oilfield services;

  •
  the existence of competitors, technological changes and developments in the industry;

  •
  the existence of operating risks inherent in the well servicing, contract drilling and ancillary oilfield services; and

  •
  general economic conditions, the existence of regulatory uncertainties, and the possibility of political instability in any of the countries in which Key does business, in addition to other matters discussed under "Part II—Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition."

        These forward looking-statements speak only as of the date of this report and Key disclaims any duty or obligation to update the forward looking statement in this report.

PART I

ITEM 1. BUSINESS.

THE COMPANY

        Based on the number of rigs owned and available industry data, Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,489 well service rigs and 2,295 oilfield service vehicles as of December 31, 2002. Key provides a complete range of well services to major oil companies and independent oil and natural gas production companies, including: rig-based well maintenance, workover, completion, and recompletion services (reentering a well to complete the well in a new zone or formation) (including horizontal recompletions); well intervention services; oilfield trucking services; and ancillary oilfield services. Key conducts well servicing operations onshore the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins, Fort Worth Basin and the ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina, Egypt and Canada (Ontario). Based on the number of rigs owned and available industry data, Key is also a leading onshore drilling contractor, with approximately 79 land drilling rigs as of December 31, 2002. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Canada (Ontario). Key also produces and develops oil and natural gas reserves in the Permian Basin region and Texas Panhandle.

        Key's principal executive office is located at 6 Desta Drive, Midland, Texas 79705. Key's phone number is (915) 620-0300 and its website address is www.keyenergy.com. Key makes available free of charge through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Information on Key's website is not a part of this report.

BUSINESS STRATEGY

        Key has built its leadership position through the acquisition and consolidation of smaller, regional competitors. This consolidation of assets and employees, together with a continuing decline in the number of available domestic well service rigs due to attrition, cannibalization and transfers outside of the United States, has given Key the opportunity to strengthen its position within the industry during the year ended June 30, 2002 and the six-month period ended December 31, 2002. Key has focused on maximizing results by reducing debt, building strong customer alliances, refurbishing rigs and related equipment, and training personnel to maintain a qualified and safe employee base.

        Reducing Debt.    An important element of Key's long-term business strategy is to reduce its debt and strengthen its balance sheet by repaying debt using a portion of available operating cash flow and by restructuring its debt to minimize cash interest expense and restructure debt maturities. Since March 1999, Key has reduced its long-term funded debt net of cash ("net funded debt") and its net funded debt to capitalization ratio from $839,270 and 87.5%, respectively, to $484,521 and 41.0%, respectively, as of December 31, 2002. In addition, during the six-month period ended December 31, 2002, Key restructured its senior credit facility in order to increase its borrowing capacity with a minimal effect on interest expense. Key expects to to be able to continue to reduce debt and strengthen its balance sheet in the future.

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

        Remanufacturing Rigs and Related Equipment.    Key intends to continue actively remanufacturing its rigs and related equipment to maximize the utilization of its rig fleet. The Company believes that it has adequate cash flow and resources necessary to continue to make the capital expenditures required to continue its remanufacturing program.

        Training and Developing Employees.    Key has, and will continue to, devote significant resources to the training and professional development of its employees with a special emphasis on safety. Key currently has two training centers in Texas, one training center in New Mexico and one training center in California to improve its employees' understanding of operating and safety procedures. Key recognizes the historically high turn-over rate in the industry and is committed to offering compensation, benefits and incentive programs for its employees that are attractive and competitive in its industry, in order to ensure a steady stream of qualified, safety-conscious personnel to provide quality service to its customers.

DEVELOPMENTS DURING AND SUBSEQUENT TO THE SIX MONTHS ENDED
DECEMBER 31, 2002

CHANGE IN FISCAL YEAR END

        In December 2002, the Company's Board of Directors approved the Company's change of its fiscal year end from June 30 to December 31 of each year. As a result, this report covers the transition period from July 1, 2002 through December 31, 2002 (referred to as "the six month period ended December 31, 2002" or the "Transition Period").

INDUSTRY CONDITIONS

        During the Transition Period, operating conditions improved modestly; however, demand for services remained comparatively weak given the underlying strength of commodity prices and the historical relationship between commodity prices and activity levels. Although WTI Cushing prices for light sweet crude averaged approximately $28.49 per barrel during the Transition Period and Nymex Henry Hub natural gas prices averaged approximately $3.76 per MMbtu during the Transition Period, as compared to an average WTI Cushing price for light sweet crude of $23.81 per barrel and an average Nymex Henry Hub natural gas price of $2.77 per MMbtu during the fiscal year ended June 30, 2002, the Company did not experience a corresponding increase in its well servicing business. The Company believes the causes for this disparity include: (i) high natural gas inventories at the beginning of the Transition Period, which may have caused some of Key's customers to question the sustainability of the then current high natural gas price; (ii) negative impact on customers' hedging positions caused by the financial collapse of dominant counter-parties such as Enron and Dynegy; (iii) limited access to the capital markets for small to mid-size independents oil and natural gas production companies for development projects; (iv) focus by customers on use of cash flow for debt reduction or share repurchase programs; (iv) uncertainty over the war in Iraq and political instability in the Middle East; and (v) overall concern about the U.S. and world economies.

        Management believes that the current natural gas supply and storage conditions combined with declining U.S. natural gas production will eventually lead to increased demand for natural gas drilling. Furthermore, the Company believes that oilfield service activity, including well servicing, oilfield trucking and land drilling, tends to lag its customers' cash flows by several quarters which would imply that activity could improve during the later part of 2003.

        The level of Key's revenues, cash flows, losses and earnings are substantially dependent upon, and affected by, the level of domestic and international oil and gas exploration and development activity (See Part II—Item 7—Management's Discussion and Analysis of Results of Operations and Financial Condition).

ACQUISITIONS

        Q Services, Inc.    On July 19, 2002, Key acquired QSI pursuant to an Agreement and Plan of Merger dated May 13, 2002, as amended, by and among Key, Key Merger Sub, Inc. and QSI. As consideration for the acquisition, the Company issued approximately 17.1 million shares of its common stock to the QSI shareholders and paid approximately $94.2 million in cash at the closing to retire debt and preferred stock of QSI and to satisfy certain other obligations of QSI. In addition to assuming the positive working capital of QSI, the Company incurred other direct acquisition costs and assumed certain other liabilities of QSI, resulting in the Company recording an aggregate purchase price of approximately $250 million. The value of the shares issued was based on the closing price of the Key common stock on the closing date of $8.75 per share. The results of QSI's operations have been included in the consolidated financial statements since the closing date. Prior to the acquisition, QSI was a privately held corporation conducting field production, pressure pumping and other service operations in Louisiana, New Mexico, Oklahoma, Texas and the Gulf of Mexico. The Company and

QSI operated in adjacent and/or overlapping locations and expect to realize future cost savings and synergies in connection with the merger. The combination of the companies formed one of the largest oilfield trucking fleets in the United States complementing the Company's well service rig fleet, which based on the number of rigs owned and available industry data, is the largest in the world.

        Other Acquisitions.    During the Transition Period, the Company completed several small acquisitions for total consideration of $15,620,000, which consisted of a combination of cash, a deferred non-compete payment and shares of the Company's common stock. Other than QSI, none of the other acquisitions completed in the Transition Period were material individually or in the aggregate, thus the pro forma effect of these acquisitions is not presented. Each of the acquisitions was accounted for using the purchase method and the results of the operations generated from the acquired assets are included in the Company's results of operations as of the completion date of each acquisition.

NEW SENIOR CREDIT FACILITY

        On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement, as amended by the First Amendment to the Third Amended and Restated Credit Agreement (the "Senior Credit Facility"). The Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $75,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 1.00% or a Eurodollar rate plus a variable margin of 1.75% to 3.00%. The Senior Credit Facility has customary affirmative and negative covenants including maximum leverage ratios, a minimum fixed charge coverage ratio and a minimum net worth, as well as limitations on liens and indebtedness and restrictions on dividends, acquisitions and dispositions.

DESCRIPTION OF BUSINESS SEGMENTS

        Key operates in two primary business segments, which are well servicing and contract drilling. Key's operations are conducted domestically and internationally in Argentina, Egypt and Canada. The following is a description of each of these business segments (for financial information regarding these business segments, see Note 13 to Consolidated Financial Statements—Business Segment Information).

WELL SERVICING

        Key provides a full range of well services, including rig-based services, oilfield trucking services, well intervention services and other ancillary oilfield services necessary to maintain and workover oil and natural gas producing wells. Rig-based services include: maintenance of existing wells, workovers of existing wells, completion of newly drilled wells, recompletion of existing wells (including horizontal recompletions) and plugging and abandonment of wells at the end of their useful lives. Well intervention services include fishing and rental tool services and pressure pumping services.

Well Service Rigs

        Key uses its well service rig fleet to perform four major categories of rig services for oil and natural gas producers.

        Maintenance Services.    Key provides the well service rigs, equipment and crews for maintenance services, which are performed on both oil and natural gas wells, but which are more commonly required on oil wells. While some oil wells in the United States flow oil to the surface without mechanical assistance, most require pumping or some other method of artificial lift. Oil wells that require pumping characteristically require more maintenance than flowing wells due to the operation of the mechanical pumping equipment. Few natural gas wells have mechanical pumping systems in the wellbore, and, as a result, maintenance work on natural gas wells is less frequent.

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

        Workover Services.    In addition to periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications, called "workovers." Workover services are performed to enhance the production of existing wells. Such services include extensions of existing wells to drain new formations either through deepening wellbores to new zones or by drilling horizontal lateral wellbores to improve reservoir drainage patterns. In less extensive workovers, Key's rigs are used to seal off depleted zones in existing wellbores and access previously bypassed productive zones. Key's workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is pumped into the formation for enhanced recovery operations. Other workover services include: major subsurface repairs such as casing repair or replacement, recovery of tubing and removal of foreign objects in the wellbore, repairing downhole equipment failures, plugging back the bottom of a well to reduce the amount of water being produced with the oil and natural gas, cleaning out and recompleting a well if production has declined, and repairing leaks in the tubing and casing. These extensive workover operations are normally performed by a well service rig with a workover package, which may include rotary drilling equipment, mud pumps, mud tanks and blowout preventers depending upon the particular type of workover operation. Most of Key's well service rigs are designed for and can be equipped to perform complex workover operations.

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

Oilfield Trucking

        Upon completion of the acquisition of QSI, Key had substantially expanded its liquid/vacuum truck services and fluid transportation and disposal services for operators whose wells produce saltwater and other fluids, in addition to oil and natural gas. Of the approximately 2,295 heavy oilfield service vehicles operated by the Company following the acquisition of QSI, the Company operates approximately 1,026 vacuum and transport trucks in the United States. In addition, Key owns approximately 2,968 frac tanks which are used in conjunction with its fluid hauling operations.

        Fluid hauling trucks are utilized in connection with drilling and workover projects, which tend to produce and use large amounts of various oilfield fluids. Fluid hauling companies transport fresh water to the well site and provide temporary storage and disposal of produced salt water and drilling/workover fluids. These fluids are picked up at the well site and transported for disposal in a salt water disposal well of which Key owns approximately 130. In addition, Key provides haul/equipment trucks that are used to move large pieces of equipment from one wellsite to the next and operates a fleet of approximately 132 hot oilers, which are capable of heating pumped fluids that may be used to clear restrictions in a wellbore such as paraffin build-up. Demand and pricing for these services are generally related to demand for Key's well service and drilling rigs. Fluid hauling and equipment hauling services are typically priced on a per hour basis while frac tank rentals are typically billed on a per day basis.

Well Intervention Services

        Through its acquisition of QSI in July 2002, Key significantly expanded its fishing and rental tool operations and added a pressure pumping business.

        Fishing and Rental Tool Services.    Founded in 1993, QSI's fishing and rental tool operation, Quality Tubular Services, Inc. ("QTS"), provides fishing and rental tool services to major and independent oil and natural gas production companies primarily in the Gulf Coast region of the United States. Fishing services involve recovering downhole equipment that has been lost or become trapped in the wellbore and a "fishing tool" is a tool specifically designed to recover that equipment lost or trapped in the well. QTS operates nine 24-hour service locations and four regional sales offices. The fishing tool supervisors have extensive experience with downhole problems. In addition, QTS offers a full line of services and equipment designed for the harsh elements from land to offshore. The rental tool inventory consists of tubulars, handling tools, pressure-control equipment and a fleet of power swivels. Key also provides fishing and rental tools through its Landmark Fishing and Rental Tools operation in the Mid-Continent region and at various other locations throughout the country.

        Pressure Pumping Services.    Key's pressure pumping business operates under the name American Energy Services ("AES"). AES provides stimulation services, cementing services, nitrogen services, hydro-testing and production chemistry services to oil and natural gas producers. Key offers a full complement of acidizing technology, fracturing technology, nitrogen technology and cementing technology services. AES was established in December 1996 and operates in the Permian Basin, the San Juan Basin, and the Mid-Continent Region.

Ancillary Oilfield Services

        Key provides ancillary oilfield services, which includes: wireline operations (lowering mechanical and electrical tools in the well); well site construction (preparation of a wellsite for drilling activities); roustabout services (coordination of equipment and supplies from an offshore rig to the shore base); foam units (drilling technique using air or gas to which a foaming agent has been added); and air drilling services (drilling technique using compressed air). Demand and pricing for these services are generally related to demand for Key's well service and drilling rigs.

CONTRACT DRILLING

        Key provides contract drilling services to major oil companies and independent oil and natural gas producers onshore the continental United States in the Permian Basin, the Four Corners region, Michigan, the Northeast, and the Rocky Mountains and internationally in Argentina and Canada (Ontario). Contract drilling services are primarily provided under standard dayrate, and, to a lesser extent, footage or turnkey contracts. Drilling rigs vary in size and capability and may include specialized equipment. The majority of Key's drilling rigs are equipped with mechanical power systems and have depth ratings ranging from approximately 4,500 to 12,000 feet. Key has one drilling rig with a depth rating of approximately 18,000 feet. Like workover services, the demand for contract drilling is directly related to expectations relating to, and changes in, oil and natural gas prices which in turn, are driven by the supply of and demand for these commodities.

FOREIGN OPERATIONS

        Key also operates each of its business segments discussed above in Argentina, Canada (Ontario) and Egypt. Key's foreign operations currently own approximately 25 well servicing rigs, 75 oilfield trucks and seven drilling rigs in Argentina, four well servicing rigs, four oilfield trucks and two drilling rigs in Ontario, Canada and five well servicing rigs and 10 oilfield trucks in the Arab Republic of Egypt.

CUSTOMERS

        Key's customers include major oil companies, independent oil and natural gas production companies, and foreign national oil and natural gas production companies. One customer in the year ended June 30, 2002, Occidental Petroleum Corporation, accounted for approximately 10% of Key's consolidated revenues. No single customer in the six months ended December 31, 2002 accounted for 10% or more of Key's consolidated revenues.

COMPETITION AND OTHER EXTERNAL FACTORS

        Despite the significant consolidation that has occurred in the domestic well servicing industry, there are numerous smaller companies that compete in Key's well servicing markets. Nonetheless, Key believes that its performance, equipment, safety, and availability of equipment to meet customer needs and availability of experienced, skilled personnel is superior to that of its competitors.

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

        The need for well servicing and contract drilling fluctuates, primarily, in relation to expectations relating to, and fluctuations in, the price of oil and natural gas which, in turn, is driven by the supply of and demand for oil and natural gas. As supply of those commodities decreases and demand increases, service and maintenance requirements tend to eventually increase as oil and natural gas producers attempt to maximize the producing efficiency of their wells in a higher priced environment.

EMPLOYEES

        As of December 31, 2002, Key employed approximately 8,409 persons (approximately 8,287 employees in its well servicing and contract drilling businesses and approximately 122 employees on its corporate staff). Key's employees are not represented by a labor union and are not covered by collective bargaining agreements. Key has not experienced work stoppages associated with labor disputes or grievances and considers its relations with its employees to be satisfactory.

ENVIRONMENTAL REGULATIONS

        Key's operations are subject to various local, state and federal laws and regulations intended to protect the environment. Key's operations routinely involve the handling of waste materials, some of which are classified as hazardous substances. Consequently, the regulations applicable to Key's operations include those with respect to containment, disposal and controlling the discharge of any hazardous oilfield waste and other non-hazardous waste material into the environment, requiring removal and cleanup under certain circumstances, or otherwise relating to the protection of the environment. Laws and regulations protecting the environment have become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a party liable for environmental damage without regard to negligence or fault on the part of such party. Such laws and regulations may expose Key to liability for the conduct of, or conditions caused by, others, or for Key's acts, which were in compliance with all applicable laws at the times such acts were performed. Cleanup costs and other damages arising as a result of environmental laws, and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on Key's financial condition. From time to time, claims have been made and litigation has been brought against Key under such laws. However, the uninsured costs incurred in connection with such claims and other costs of environmental compliance have not had any material adverse effect on Key's operations or financial statements in the past, and management is not currently aware of any situation or condition that it believes is likely to have any such material adverse effect in the future. Management believes that it conducts Key's operations in substantial compliance with all material federal, state and local regulations as they relate to the environment. Although Key has incurred certain costs in complying with environmental laws and regulations, such amounts have not been material to Key's financial results during the past three and one half years.

ITEM 2. PROPERTIES.

        Key's corporate headquarters are located in Midland, Texas. In addition to its corporate headquarters, the corporate division leases two administrative office locations in Houston, Texas and New Hope, Pennsylvania. Key leases these office spaces from independent third parties. The lease in Midland, Texas for approximately $42,000 per month and terminates on October 31, 2007. The lease in New Hope, Pennsylvania is for a term of 10 years beginning September 1, 2001 and the lease in Houston, Texas terminates on November 14, 2005. The Company pays an aggregate of approximately $37,000 per month for each of the other two leases.

WELL SERVICING AND CONTRACT DRILLING

        The following table sets forth the type, number and location of the major equipment owned and operated by Key's operating divisions as of December 31, 2002:

Operating Division	Well Service and Workover Rigs	Oilfield Trucks	Drilling Rigs
Domestic:
Permian Basin (well servicing)	470	533	0
Gulf Coast	249	553	0
Mid-Continent	211	150	0
Four Corners	45	90	15
Eastern	91	253	3
Rocky Mountains	133	62	14
California	140	38	0
Ark-La-TX	116	250	0
North Texas	0	111	0
Quality Tubular Services	0	2	0
American Energy Services	0	114	0
Key Energy Drilling (Permian Basin)	0	50	38

Domestic Subtotal	1,455	2,206	70

International:
Argentina	25	75	7
Canada	4	4	2
Egypt	5	10	0

International Subtotal	34	89	9

Totals	1,489	2,295	79

        The Permian Basin Well Servicing division owns 39 and leases seven office and yard locations. The Gulf Coast division owns 26 and leases ten office and yard locations. The Mid-Continent division owns 17 and leases 16 office and yard locations. The Four Corners division owns six and leases two office and yard locations. The Eastern division owns three and leases ten office and yard locations. The Rocky Mountain division owns 16 and leases two office and yard locations. The California division owns one and leases three office and yard locations. The Permian Basin Drilling division owns two and leases two office and yard locations. The North Texas division owns three and leases three office and yard locations. The American Energy Services division leases 10 office and yard locations. The Quality Tubular Services division owns one and leases 10 office and yard locations. The Ark-La-Tx division owns 12 and leases six office and yard locations. The Argentina division owns one and leases two office and yard locations. The Canadian operation leases one yard location. The Egypt operation leases one yard location. Odessa Exploration owns interests in 223 gross (172 proved developed) oil leases and 57 gross (50 proved developed) gas leases.

        The operating facilities are one or two story office and/or shop buildings. The buildings are occupied and considered to be in satisfactory condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Key's common stock is currently traded on the New York Stock Exchange, under the symbol "KEG." As of December 31, 2002, there were 645 registered holders of 128,341,027 issued and outstanding shares of common stock, excluding 416,666 shares of common stock held in treasury.

        The following table sets forth, for the periods indicated, the high and low sales prices of Key's common stock on the New York Stock Exchange for the six months ended December 31, 2002 and the years ended June 30, 2002 and 2001, as derived from published sources.

	High	Low
Six months ended December 31, 2002:
Second Quarter	$9.88	$6.90
First Quarter	10.45	7.05
Year Ended June 30, 2002:
Fourth Quarter	$12.59	$9.63
Third Quarter	11.45	7.20
Second Quarter	9.70	5.99
First Quarter	11.01	5.58
Year Ended June 30, 2001:
Fourth Quarter	$15.33	$9.55
Third Quarter	13.52	8.13
Second Quarter	10.50	6.81
First Quarter	11.44	7.06

        There were no dividends paid on Key's common stock during the six months ended December 31, 2002 or during years ended June 30, 2002, 2001 or 2000. Key does not intend to consider paying dividends on its common stock until its net funded debt to capitalization ratio is less than 25%. In addition, Key is contractually restricted from paying dividends under the terms of its existing credit facilities.

RECENT SALES OF UNREGISTERED SECURITIES

        Key did not make any unregistered sales of its securities during the six months ended December 31, 2002 that were not previously reported in its Quarterly Reports filed for such period.

EQUITY COMPENSATION PLAN INFORMATION

        The following table summarizes information, as of December 31, 2002, about the Company's common stock that may be issued upon the exercise of options that have been granted (i) under equity compensation plans that have been approved by the Company's shareholders and (ii) outside such plans. The only equity compensation plan that has been approved by the Company's shareholders is the Key Energy Group, Inc. 1997 Incentive Plan (the "Incentive Plan"). For a description of the Incentive Plan, see Note 8 to Consolidated Financial Statements—Stockholders' Equity. All options not issued under the Incentive Plan (the "Non-Plan Options") were approved by the Board or the Compensation Committee under individual option grants (rather than under a separate equity compensation plan not approved by the Company's shareholders). The Non-Plan Options (i) expire in ten years, (ii) vest either on the grant date or ratably over a three-year period following the grant date, (iii) have exercise prices equal to or greater than the market price at the date of the grant and (iv) have other terms similar to those options granted under the Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (in thousands) (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (in thousands) (c)
Equity compensation plans approved by the security holders	6,316	$7.54	2,191	(1)
Equity compensation plans not approved by the security holders	3,710	$8.45	—	(2)

Total	10,026	$7.88	2,191

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

Item 6. Selected Financial Data.

		Year Ended June 30,
	Six Months Ended December 31, 2002(1)
		2002	2001	2000	1999(2)	1998
	(in thousands, except per share amounts)
OPERATING DATA:
Revenues	$408,998	$802,564	$873,262	$637,732	$491,817	$424,543
Operating costs:
Direct costs	287,011	554,773	582,154	471,169	374,308	296,328
Depreciation, depletion and amortization	51,111	78,265	75,147	70,972	62,074	31,001
General and administrative	50,155	59,494	60,118	51,637	56,156	36,933
Interest	22,743	43,332	56,560	71,930	67,401	21,476
Foreign currency transaction loss, Argentina	—	1,443	—	—	—	—
Debt issuance costs	—	—	—	—	6,307	—
Restructuring charge	—	—	—	—	4,504	—
Income (loss) before income taxes, minority interest, and cumulative effect	(2,022)	65,257	99,283	(27,976)	(78,933)	38,805
Net income (loss)	(4,376)	38,146	62,710	(18,959)	(53,258)	24,175
Income (loss) per common share:
Basic	$(0.03)	$0.36	$0.63	$(0.23)	$(1.94)	$1.41
Diluted	$(0.03)	$0.35	$0.61	$(0.23)	$(1.94)	$1.23
Average common shares outstanding:
Basic	125,367	105,766	98,195	83,815	27,501	17,153
Assuming full dilution	125,367	107,462	102,271	83,815	27,501	24,024
Common shares issued at period end	128,758	110,308	101,440	97,210	82,738	18,267
Market price per common share at period end	$8.97	$10.50	$10.84	$9.64	$3.56	$13.12
Cash dividends paid on common shares	—	—	—	—	—	—
BALANCE SHEET DATA:
Cash	$9,044	$54,147	$2,098	$109,873	$23,478	$25,265
Current assets	175,574	192,073	206,150	253,589	132,543	127,557
Property and equipment	1,291,853	1,093,104	1,014,675	920,437	871,940	547,537
Property and equipment, net	956,505	808,900	793,716	760,561	769,562	499,152
Total assets	1,502,002	1,242,995	1,228,284	1,246,265	1,148,138	698,640
Current liabilities	108,875	96,628	115,553	92,848	73,151	48,029
Long-term debt, including current portion	493,565	443,610	493,907	666,600	699,978	399,779
Stockholders' equity	696,368	536,866	476,878	382,887	288,094	154,928
OTHER DATA:
Net cash provided by (used in):
Operating activities	57,594	178,716	143,347	34,860	(13,427)	40,925
Investing activities	(146,073)	(108,749)	(83,980)	(37,766)	(294,654)	(306,339)
Financing activities	44,054	(17,315)	(167,142)	89,301	306,294	248,975
Working capital	66,699	95,445	90,597	160,741	59,392	79,528
Book value per common share(3)	$5.41	$4.87	$4.70	$3.94	$3.47	$8.48

(1)
Financial data for the six months December 31, 2002 includes the allocated purchase price of Q Services, Inc. and the results of their operations, beginning July 19, 2002.

(2)
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

        The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. Certain reclassifications have been made to the consolidated financial statements for the years ended June 30, 2001 and 2000 to conform to the six months ended December 31, 2002 and the year ended June 30, 2002 presentation. The reclassifications consist primarily of reclassifying certain items from general and administrative expense to direct expenses. In addition on July 1, 2002, the Company adopted the provisions of SFAS 145. See Note 19 to the consolidated financial statements. As used in this item 7, references to composite well servicing rig rates means, for a given period, the total well servicing revenues for that period divided by the total well servicing hours for that period. As used in this item 7, references to composite contract drilling rig rates means, for a given period, the total contract drilling revenues for that period divided by the total contract drilling hours for that period. As used in this item 7, references to composite truck rates means, for a given period, the total trucking revenues for that period divided by the total trucking hours for that period.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2002 VERSUS SIX MONTHS DECEMBER 31, 2001

        The Company's results of operations for the six months ended December 31, 2002 reflect the general uncertainty about future oil and natural gas prices, including the customers' perception that commodity prices may decrease, which in turn caused a decline in demand for the Company's equipment and services partially offset by minimizing rate concessions (see Part I—Item 1— Developments During and Subsequent to the six months ended December 31, 2002).

The Company

        The Company's revenue for the six months ended December 31, 2002 decreased $53,576,000, or 11.6%, to $408,998,000 from $462,574,000 for the six months ended December 31, 2001. For the six months ended December 31, 2002, the Company incurred a net loss of $4,376,000, representing a decrease of $53,011,000, or 109.0%, from net income of $48,635,000, for the six months ended December 31, 2001. The decrease in revenues and net income is principally due to lower levels of activity and lower pricing partially offset by the acquisition of QSI. Overall rig hours declined approximately 20% from the six months ended December 31, 2001 coupled with a decrease in composite well servicing rig rates of approximately 7% and composite contract drilling rig rates of approximately 7%. While trucking hours increased approximately 29% for the six-month period ended December 31, 2002 compared to the six-month period for the prior year, the increase was principally due to the acquisition of QSI. Further composite truck rates declined approximately 16% for the six-month period ended December 31, 2002 compared to the six-month period for the prior year. The net loss in the six months ended December 31, 2002 was also affected by the cumulative effect of the Company's mandatory adoption of SFAS 143, costs associated with the integration of QSI, and unusually high general liability costs and start-up costs associated with the Company's new Egypt project.

Operating Revenues

        Well Servicing.    Well servicing revenues for the six months ended December 31, 2002 decreased $27,968,000, or 7.0%, to $370,871,000 from $398,839,000 for the six months ended December 31, 2001. The decrease in revenues was primarily due to a decline in activity and oilfield service rates partially offset by the acquisition of QSI. Well servicing hours for the six months ended December 31, 2002 declined approximately 18% compared to the well servicing hours for the six months ended December 31, 2001, which was exacerbated by a decline in composite well servicing rates of approximately 7% over the same period. Trucking hours for the six months ended December 31, 2002 increased approximately 28% compared to the trucking hours for the six months ended December 31, 2001. The increase was principally due to the acquisition of QSI. Further, composite truck rates declined approximately 16% for the six months ended December 31, 2001.

        Contract Drilling.    Contract drilling revenues for the six months ended December 31, 2002 decreased $25,658,000, or 43.3%, to $33,632,000 from $59,290,000 for the six months ended December 31, 2001. The decrease in revenues was primarily due to a decline in equipment utilization and pricing of contract drilling services. Contract drilling hours for the six months ended December 31, 2002 declined approximately 39% compared to contract drilling hours for the six months ended December 31, 2001. Composite drilling rig rates for the six months ended December 31, 2002 declined approximately 7% compared to the composite drilling rig rates for the six months ended December 31, 2001.

Operating Expenses

        Well Servicing.    Well servicing expenses for the six months ended December 31, 2002 increased $7,695,000, or 3%, to $263,595,000 from $255,900,000 for the six months ended December 31, 2001. Although well servicing hours decreased, expenses increased due to the acquisition and integration costs associated with QSI, higher insurance costs primarily in workers' compensation and health care, and start-up costs for the Company's new Egypt project. Well servicing expenses as a percentage of well servicing revenues increased from 64.2% for the six months ended December 31, 2001 to 71.1% for the six months ended December 31, 2002.

        Contract Drilling.    Contract drilling expenses for the six months ended December 31, 2002 decreased $15,112,000, or 39.2%, to $23,416,000 from $38,528,000 for the six months ended December 31, 2001. The decrease is primarily due to lower activity levels, which was partially offset by higher insurance costs primarily in workers' compensation and health care. Contract drilling expenses as a percentage of contract drilling revenues increased from 65.0% for the six months ended December 31, 2001 to 69.6% for the six months ended December 31, 2002.

Depreciation, Depletion and Amortization Expense

        The Company's depreciation, depletion and amortization expense for the six months ended December 31, 2002 increased $13,518,000, or 36.0%, to $51,111,000 from $37,593,000 for the six months ended December 31, 2001. The increase is primarily due to the acquisition of QSI, which added approximately $142,264,000 in net depreciable assets, and capital expenditures during the prior year as the Company continued remanufacturing well servicing and contract drilling equipment.

General and Administrative Expenses

        The Company's general and administrative expenses for the six months ended December 31, 2002 increased $19,320,000, or 66.8%, to $48,239,000 from $28,919,000 for the six months ended December 31, 2001. The increase was primarily due to the acquisition of QSI and costs associated with the integration of QSI, higher general liability costs including settlement expenses, and additional personnel supporting the implementation of information technology. General and administrative expenses, as a percentage of revenues, increased from 6.3% for the six months ended December 31, 2001 to 11.8% for the six months ended December 31, 2002.

Interest Expense

        The Company's interest expense for the six months ended December 31, 2002 decreased $303,000, or 1.3%, to $22,743,000 from $23,046,000 for the six months ended December 31, 2001. The restructuring of the Company's long-term debt resulted in a decline in the Company's incremental borrowing rate of approximately 1%. Included in the interest expense was the amortization of debt issuance costs of $2,103,000 and $1,393,000 for the six months ended December 31, 2002 and 2001, respectively.

Gain on Retirement of Debt

        During the six months ended December 31, 2002, the Company repurchased an aggregate principal amount of $397,000 of its long-term debt at various discounts and premiums to par value and expensed related unamortized debt issuance costs, all of which resulted in a gain of $18,000. The repurchase of the long term debt was part of the Company's overall plan to reduce and restructure its long term debt and to restructure debt maturities.

Cumulative Effect on Prior Years of a Change in Accounting Principle

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). Adoption of SFAS 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset. On July 1, 2002, the Company recorded additional costs, net of accumulated depreciation, of approximately $3,347,000, a non-current liability of approximately $7,980,000 and an after-tax charge of approximately $2,873,000 for the cumulative effect on prior years for depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties and salt water disposal wells. At December 31, 2002, the asset retirement obligation was $9,231,000, and the increase in the balance from July 1, 2002 of $1,251,000 is due to accretion expense of $226,000 and asset retirement obligations of QSI of $1,025,000 assumed in the purchase transaction. The pro forma amounts of the asset retirement obligation as of June 30, 2002, 2001, 2000 and 1999, were approximately $7,980,000, $7,581,000, $7,182,000 and $6,783,000, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of July 1, 2002. Pro forma net income (loss) and related per share amounts for the years ended June 30, 2002, 2001 and 2000, assuming SFAS 143 had been applied in each year are as follows:

	Year Ended
	2002	2001	2000
	(Thousands, except per share amount)
Pro forma net income (loss)	$37,894	$62,460	$(19,252)
Earnings (loss) per share
Basic	$0.36	$0.64	$(0.23)
Diluted	$0.35	$0.61	$(0.23)

Income Taxes

        The Company's income tax expense for the six months ended December 31, 2002 decreased $29,938,000 from an income tax expense of $29,419,000 for the six months ended December 31, 2001 to an income tax benefit of $519,000. The decrease in income tax expense is due to decreased pre-tax income. The Company's effective tax rate for the six months ended December 31, 2002 and 2001 was 25.7% and 37.7%, respectively. The effective tax rates are different from the statutory rate of 35% primarily because of non-deductible expenses and the effects of state and local taxes.

Cash Flow

        The Company's net cash provided by operating activities for the six months ended December 31, 2002 decreased $45,223,000 to $57,594,000 from $102,817,000 for the six months ended December 31, 2001. The decrease is primarily due to decreased net income.

        The Company's net cash used in investing activities for the six months ended December 31, 2002 increased $96,125,000 to $146,073,000 from $49,948,000 for the six months ended December 31, 2001. The Company used cash of approximately $105,365,000 for the purchase of QSI and other smaller acquisitions, which principally accounts for the increase in net cash used in investing activities.

        The Company's net cash provided by financing activities for the six months ended December 31, 2002 was $44,054,000, representing an increase of $90,863,000 from a use of $46,809,000 for the six months ended December 31, 2001. For the six months ended December 31, 2002, the Company increased net borrowings by $46,685,000 principally in connection with the purchase of QSI. For the six months ended December 31, 2001, the Company reduced net borrowings by $90,930,000 which was partially funded by net proceeds of $42,590,000 from an equity offering.

        The effect of exchange rates on cash for the six months ended December 31, 2002 and 2001 was a use of $678,000 and $192,000, respectively. This was a result of the devaluation of the Argentine peso for the six months ended December 31, 2002 and 2001.

YEAR ENDED JUNE 30, 2002 VERSUS YEAR ENDED JUNE 30, 2001

        The Company's results of operations for the year ended June 30, 2002 reflect the impact of a decline in industry conditions resulting from decreased commodity prices (and its customers' perception that commodity prices may decrease further) which in turn caused a decline in demand for the Company's equipment and services partially offset by minimizing rate concessions and lower interest charges during the year ended June 30, 2002.

The Company

        Revenues for the year ended June 30, 2002 decreased $70,698,000, or 8.1%, to $802,564,000 from $873,262,000 for the year ended June 30, 2001, while net income for the year ended June 30, 2002 decreased $24,564,000, or 39.2%, to $38,146,000 from a net income of $62,710,000 for the year ended June 30, 2001. The decrease in revenues and net income is due to lower levels of activity partially offset by higher pricing, with lower interest expense from debt reduction also contributing to net income. Composite truck rates for the year ended June 30, 2002 increased approximately 23% from the year ended June 30, 2001 and composite well servicing rig rates and composite contract drilling rig rates increased approximately 13% and 11%, respectively, from the year ended June 30, 2002. However, overall rig and truck hours for the year ended June 30, 2002 decreased approximately 14% and 5%, respectively, compared to the year ended June 30, 2001. In addition, the well servicing rig rates and contract drilling rig rates experienced near the end of the year ended June 30, 2002 had reduced significantly from those rates experienced at the beginning of the period.

Operating Revenues

        Well Servicing.    Well servicing revenues for the year ended June 30, 2002 decreased $51,644,000, or 6.8%, to $706,629,000 from $758,273,000 for the year ended June 30, 2001. The decrease was due to lower demand for the Company's well servicing equipment and services partially offset by higher pricing. Well servicing hours for the year ended June 30, 2002 decreased approximately 13% compared to the well servicing hours for the year ended June 30, 2001, while composite well servicing rates for the year ended June 30, 2002 increased approximately 13% compared to the composite well servicing rates for the year ended June 30, 2001.

        Contract Drilling.    Contract drilling revenues for the year ended June 30, 2002 decreased $20,562,000, or 19.1%, to $87,077,000 from $107,639,000 for the year ended June 30, 2001. The decrease was due to lower demand for the Company's contract drilling equipment and services partially offset by higher pricing. Contract drilling hours for the year ended June 30, 2002 declined approximately 27% compared to the contract drilling hours for the year ended June 30, 2001, while composite contract drilling rates increased approximately 11% compared to the composite contract drilling rates for the year ended June 30, 2001.

Operating Expenses

        Well Servicing.    Well servicing expenses for the year ended June 30, 2002 decreased $10,643,000, or 2.1%, to $489,681,000 from $500,324,000 for the year ended June 30, 2001. The decrease in expenses is due to lower activity levels partially offset by higher insurance costs primarily in workers' compensation and health care. Despite the decreased costs, well servicing expenses as a percentage of well servicing revenues increased from 66.0% for the year ended June 30, 2001 to 69.3% for the year ended June 30, 2002 primarily due to the increase in insurance costs.

        Contract Drilling.    Contract drilling expenses for the year ended June 30, 2002 decreased $16,805,000, or 21.7%, to $60,561,000 from $77,366,000 for the year ended June 30, 2001. The decrease is due to lower activity levels partially offset by higher insurance costs primarily in workers' compensation and health care. Contract drilling expenses as a percentage of contract drilling revenues decreased from 71.9% for the year ended June 30, 2001 to 69.6% for the year ended June 30, 2002. The marginal improvement is due to improved operating efficiencies and the effects of higher pricing partially offset by the increase in insurance costs.

Depreciation, Depletion and Amortization Expense

        The Company's depreciation, depletion and amortization expense for the year ended June 30, 2002 increased $3,118,000, or 4.1%, to $78,265,000 from $75,147,000 for the year ended June 30, 2001. The increase is due to recent acquisitions and increased capital expenditures during the past year as the Company continued remanufacturing well servicing and contract drilling equipment partially offset by discontinued amortization of goodwill, which amounted to $9,322,000 for the year ended June 30, 2001, because of the Company's adoption of SFAS 142.

General and Administrative Expenses

        The Company's general and administrative expenses for the year ended June 30, 2002 decreased $624,000, or 1.0%, to $59,494,000 from $60,118,000 for the year ended June 30, 2001. The decrease was due to reductions in incentive payroll costs partially offset by additional expenses incurred as a result of moving the corporate headquarters to Midland, Texas from East Brunswick, New Jersey and increases in personnel supporting information technology functions. Despite the decreased costs, general and administrative expenses as a percentage of total revenues increased from 6.9% for the year ended June 30, 2001 to 7.4% for the year ended June 30, 2002.

Interest Expense

        The Company's interest expense for the year ended June 30, 2002 decreased $13,228,000, or 23.4%, to $43,332,000 from $56,560,000 for the year ended June 30, 2001. The decrease was primarily due to a significant reduction in the Company's long-term debt using proceeds from an equity offering, a debt offering and operating cash flow, and to a lesser extent, lower interest rates. Included in the interest expense was the amortization of debt issuance costs of $2,581,000 and $3,578,000 for the years ended June 30, 2002 and 2001, respectively.

Foreign Currency Transaction Loss

        During the year ended June 30, 2002, the Company recorded an Argentine foreign currency transaction loss of approximately $1,443,000 related to dollar-denominated receivables resulting from the recent devaluation of Argentina's currency.

Loss on Retirement of Debt

        During the year ended June 30, 2002, the Company repurchased an aggregate principal amount of $150,908,000 of its long-term debt at various discounts and premiums to par value and expensed related unamortized debt issuance costs, all of which resulted in a loss of $4,812,000. The repurchase of the long-term debt was part of the Company's overall plan to reduce and restructure its long-term debt. The repurchase of the long-term debt was intended to reduce interest rates and restructure debt maturities.

Income Taxes

        The Company's income tax expense for the year ended June 30, 2002 decreased $14,958,000 to $22,299,000 from $37,257,000 for the year ended June 30, 2001. The decrease in income tax expense is due to decreased pre-tax income. The Company's effective tax rate for the years ended June 30, 2002 and 2001 was 36.9% and 37.3%, respectively. The effective tax rates vary from the statutory federal rate of 35% principally because of the disallowance of certain goodwill amortization (for the year ended June 30, 2001), and other non-deductible expenses and the effects of state and local taxes.

Cash Flow

        The Company's net cash provided by operating activities for the year ended June 30, 2002 increased $35,369,000 to $178,716,000 from $143,347,000 for the year ended June 30, 2001. The increase, despite lower net income for the year ended June 30, 2002 compared to the net income for the year ended June 30, 2001, is primarily due to a decrease in the components of working capital, specifically accounts receivable and accounts payable. The reduction in working capital is primarily due to lower levels of activity.

        The Company's net cash used in investing activities for the year ended June 30, 2002 increased $24,769,000 to $108,749,000 from $83,980,000 for the year ended June 30, 2001. The increase for the year ended June 30, 2002 is due primarily to higher capital expenditures, approximately 13% higher than that incurred in the year ended June 30, 2001, and an increase in acquisitions of well servicing and contract drilling equipment.

        The Company's net cash used in financing activities for the year ended June 30, 2002 decreased $149,827,000 to $17,315,000 from $167,142,000 for the year ended June 30, 2001. The decrease is primarily the result of higher proceeds from debt and equity offerings completed during the year ended June 30, 2002 compared to financing proceeds received in the year ended June 30, 2001. While the Company continued its debt reduction strategy during the year ended June 30, 2002, total debt reductions for the year ended June 30, 2002 decreased to approximately $51 million compared to the year ended June 30, 2001 of approximately $169 million.

        The effect of exchange rates on cash for the year ended June 30, 2002 was a use of $603,000. This was a result of the devaluation of the Argentine peso for the year ended June 30, 2002.

YEAR ENDED JUNE 30, 2001 VERSUS YEAR ENDED JUNE 30, 2000

        The Company's results of operations for the year ended June 30, 2001 reflect the impact of favorable industry conditions resulting from increased commodity prices which in turn caused increased demand for the Company's equipment and services during the year ended June 30, 2001. The positive impact of this increased demand on the Company's operating results was partially offset by increased operating expenses incurred as a result of the increase in the Company's business activity.

The Company

        Revenues for the year ended June 30, 2001 increased $235,530,000, or 36.9%, to $873,262,000 from $637,732,000 for the year ended June 30, 2000, while net income for the year ended June 30, 2001 increased $81,669,000 to $62,710,000 from a net loss of $18,959,000 for the year ended June 30, 2000. The increase in revenues and net income is due to improved operating conditions, higher rig hours, and increased pricing, with lower interest expense from debt reduction also contributing to net income. Overall rig and truck hours for the year ended June 30, 2001 increased approximately 18% and 9%, respectively, compared to the overall rig and truck hours for the year ended June 30, 2000. During the same period, composite well service rig rates and composite contract drilling rates improved approximately 19% and 17%, respectively, while composite trucking rates improved approximately 20%.

Operating Revenues

        Well Servicing.    Well servicing revenues for the year ended June 30, 2001 increased $198,781,000, or 35.5%, to $758,273,000 from $559,492,000 for the year ended June 30, 2000. The increase was due to increased demand for the Company's well servicing equipment and services and higher pricing. Well servicing hours for the year ended June 30, 2001 increased approximately 16% compared to the well servicing hours for the year ended June 30, 2000, while composite well servicing rates for the year ended June 30, 2001 improved approximately 19% compared to the composite well servicing rates for the year ended June 30, 2000.

        Contract Drilling.    Contract drilling revenues for the year ended June 30, 2001 increased $39,211,000, or 57.3%, to $107,639,000 from $68,428,000 for the year ended June 30, 2000. The increase was due to increased demand for the Company's contract drilling equipment and services and higher pricing. Contract drilling hours for the year ended June 30, 2001 increased approximately 35% compared to the contract drilling hours for the year ended June 30, 2000, while composite contract drilling rates improved approximately 17% compared to the composite contract drilling rates for the year ended June 30, 2000.

Operating Expenses

        Well Servicing.    Well servicing expenses for the year ended June 30, 2001 increased $91,601,000, or 22.4%, to $500,324,000 from $408,723,000 for the year ended June 30, 2000. The increase in expenses is due to higher utilization of the Company's well servicing equipment, higher labor costs and the overall increase in the Company's well servicing business. Despite the increased costs, well servicing expenses as a percentage of well servicing revenues decreased from 73.1% for the year ended June 30, 2000 to 66.0% for the year ended June 30, 2001. The marginal improvement is due to improved operating efficiencies and the effects of higher pricing.

        Contract Drilling.    Contract drilling expenses for the year ended June 30, 2001 increased $19,067,000, or 32.7%, to $77,366,000 from $58,299,000 for the year ended June 30, 2000. The increase is due to higher utilization of the Company's contract drilling equipment, higher labor costs and the overall increase in the Company's contract drilling business. Despite the increased costs, contract drilling expenses as a percentage of contract drilling revenues decreased from 85.2% for the year ended June 30, 2000 to 71.9% for the year ended June 30, 2001. The marginal improvement is due to improved operating efficiencies and the effects of higher pricing.

Depreciation, Depletion and Amortization Expense

        The Company's depreciation, depletion and amortization expense for the year ended June 30, 2001 increased $4,175,000, or 5.9%, to $75,147,000 from $70,972,000 for the year ended June 30, 2000. The increase is due to higher capital expenditures incurred during the year ended June 30, 2001 as the Company remanufactured equipment and increased utilization of its contract drilling equipment (which it depreciates partially based on utilization).

General and Administrative Expenses

        The Company's general and administrative expenses for the year ended June 30, 2001 increased $8,481,000, or 16.4%, to $60,118,000 from $51,637,000 for the year ended June 30, 2000. The increase was due to higher administrative costs resulting from the growth of the Company's operations as a result of improved industry conditions. Despite the increased costs, general and administrative expenses as a percentage of total revenues declined from 8.1% for the year ended June 30, 2000 to 6.9% for the year ended June 30, 2001.

Interest Expense

        The Company's interest expense for the year ended June 30, 2001 decreased $15,370,000, or 21.4%, to $56,560,000 from $71,930,000 for the year ended June 30, 2000. The decrease was primarily due to the impact of the long-term debt reduction during the year ended June 30, 2001 and, to a lesser extent, lower short-term interest rates and borrowing margins on floating rate debt.

Gain on Retirement of Debt

        During the year ended June 30, 2001, the Company repurchased $257,115,000 of its long-term debt at various discounts and premiums to par value and expensed related unamortized debt issue costs, all of which resulted in a gain of $684,000. The repurchase of the long-term debt was made in connection with the Company's overall strategy to reduce and restructure its long-term debt. The repurchase was intended to lower fixed interest rates and restructure debt maturities.

Income Taxes

        The Company's income tax expense for the year ended June 30, 2001 increased $44,083,000 to $37,257,000 from a benefit of $6,826,000 for the year ended June 30, 2000. The increase in income tax expense is due to increased pre-tax income. The Company's effective tax rate for the years ended June 30, 2001 and 2000 was 37.3% and (26.5)%, respectively. The effective tax rates vary from the statutory federal rate of 35% principally because of certain non-deductible goodwill amortization, other non-deductible expenses and state and local taxes.

Cash Flow

        The Company's net cash provided by operating activities for the year ended June 30, 2001 increased $108,487,000 to $143,347,000 from $34,860,000 for the year ended June 30, 2000. The increase is due to higher revenues resulting from increased demand for the Company's equipment and services and higher pricing, partially offset by higher operating and general and administrative expenses resulting from increased business activity.

        The Company's net cash used in investing activities for the year ended June 30, 2001 increased $46,214,000 to $83,980,000 from $37,766,000 for the year ended June 30, 2000. The increase is due primarily to higher capital expenditures.

        The Company's net cash used in financing activities for the year ended June 30, 2001 increased $256,443,000 to a use of $167,142,000 from cash provided of $89,301,000 for the year ended June 30, 2000. The increase is primarily the result of significant debt reduction during the year ended June 30, 2001, partially offset by proceeds from a debt offering and the exercise of stock options and warrants during the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and the issuance of equity and long-term debt. The Company believes that its current reserves of cash and cash equivalents, availability of its existing credit lines, access to capital markets and internally generated cash flow from operations are sufficient to finance the cash requirements of its current and future operations, acquisitions and capital expenditures.

        The Company's cash and cash equivalents decreased $45,103,000 to $9,044,000 as of December 31, 2002 from $54,147,000 as of June 30, 2002. The Company used its available cash to partially fund the acquisition of QSI.

        As of December 31, 2002 the Company had working capital (excluding the current portion of long-term debt of $7,008,000) of approximately $73,707,000, which includes cash and cash equivalents of approximately $9,044,000, as compared to working capital (excluding the current portion of long-term debt of $7,674,000) of approximately $103,119,000, which includes cash and cash equivalents of approximately $54,147,000 as of June 30, 2002. The decrease in working capital is primarily due to a decrease in cash and cash equivalents, which was used to partially fund the acquisition of QSI that was partially offset by an increase in accounts receivable and inventories from the QSI acquisition.

LONG-TERM DEBT

        Other than capital lease obligations and miscellaneous notes payable, as of December 31, 2002, the Company's long-term debt was comprised of (i) a senior credit facility, (ii) a series of 8 3/8% Senior Notes Due 2008, (iii) a series of 14% Senior Subordinated Notes Due 2009, and (iv) a series of 5% Convertible Subordinated Notes Due 2004.

Senior Credit Facility

        On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement, as amended by the First Amendment to the Third Amended and Restated Credit Agreement (the "Senior Credit Facility"). The Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $75,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 1.00% or a Eurodollar rate plus a variable margin of 1.75% to 3.00%. The Senior Credit Facility has customary affirmative and negative covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth, as well as limitations on liens and indebtedness and restrictions on dividends, acquisitions and dispositions. As of December 31, 2002, the Company was in compliance with all covenants contained in the Senior Credit Facility.

        As of December 31, 2002, approximately $52,000,000 was outstanding under the revolving loan facility and approximately $34,963,000 of letters of credit related to workers' compensation insurance were outstanding. The Company drew down approximately $53 million on July 19, 2002 in connection with the acquisition of QSI.

8 3/8% Senior Notes

        On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Company's then outstanding senior credit facility (the "Prior Senior Credit Facility"), and a portion of the revolving loan facility under the Prior Senior Credit Facility then outstanding. On March 1, 2002, the Company completed a public offering of an additional $100,000,000 of 8 3/8% Senior Notes due 2008. The net cash proceeds from the public offering were used to repay all of the remaining balance of the revolving loan facility under the Prior Senior Credit Facility. The 8 3/8% Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by all of the Company's significant subsidiaries. The 8 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness, which includes borrowings under the Senior Credit Facility.

        On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

        At December 31, 2002, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding. The 8 3/8% Senior Notes require semi-annual interest payments on March 1 and

September 1 of each year. Interest of approximately $11,516,000 was paid on September 1, 2002. As of December 31, 2002, the Company was in compliance with all covenants contained in the 8 3/8% Senior Notes.

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

        On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity. During the year ended June 30, 2001, the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in a loss before taxes of approximately $2,561,000. On January 14, 2002, the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in a loss before taxes of approximately $8,468,000. Also, during the year ended June 30, 2002, the Company purchased and canceled $6,784,000 principal amount of the 14% Senior Subordinated Notes at a price of 116% of the principal amount plus accrued interest. These transactions resulted in a loss before taxes of approximately $1,821,000.

        The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility and the 8 3/8% Senior Notes. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company's significant subsidiaries.

        At December 31, 2002, $97,500,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year. Interest of approximately $6,825,000 was paid on July 15, 2002. As of December 31, 2002, 63,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 86,500 Unit Warrants outstanding. As of December 31, 2002, the Company was in compliance with all covenants contained in the 14% Senior Subordinated Notes.

5% Convertible Subordinated Notes

        In 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the 8 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on and after

September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

        During the year ended June 30, 2001, the Company repurchased (and canceled) $47,384,000 principal amount of the 5% Convertible Subordinated Notes. These repurchases resulted in gains of approximately $4,564,000. During the year ended June 30, 2002, the Company repurchased (and canceled) $108,475,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,951,000 principal amount of the 5% Convertible Subordinated Notes outstanding at June 30, 2002. These repurchases resulted in gains of approximately $5,633,000. During the six months ended December 31, 2002, the Company has repurchased (and canceled) an additional $397,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,554,000 outstanding as of December 31, 2002. These repurchases resulted in a gain of approximately $18,000. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15 of each year. Interest of approximately $1,244,000 was paid on September 15, 2002. As of December 31, 2002, the Company was in compliance with all covenants contained in the 5% Convertible Subordinated Notes.

CRITICAL ACCOUNTING POLICIES

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the U.S. and follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included herein.

        Certain of the policies require management to make significant and subjective estimates, judgments and assumptions that it believes are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. In particular, management makes estimates regarding the fair value of the Company's reporting units in assessing potential impairment of goodwill. In addition, the Company makes estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 establishes requirements for financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 is effective for exit or disposal activities initiated after June 30, 2002. The adoption of SFAS 146 did not have a material impact on the Company.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and have been adopted.

        In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"). SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have a material effect on the Company's financial statements. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN 46 becomes effective.

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

INTEREST RATE RISK

        At December 31, 2002, Key had long-term debt outstanding of $493,565,000. Of this amount, $420,401,000 or 85.18%, bears interest at fixed rates as follows:

Balance at December 31, 2002
(thousands)
8 3/8% Senior Notes Due 2008	$276,331
14% Senior Subordinated Notes Due 2009	94,411
5% Convertible Subordinated Notes Due 2004	49,554
Other (at approximately 8%)	105

$420,401

        The remaining $73,164,000 debt outstanding as of December 31, 2002 bears interest at floating rates, which averaged approximately 4.57% at December 31, 2002. A 10% increase in short-term interest rates on the floating-rate debt outstanding at December 31, 2002 would equal approximately 46 basis points. Such an increase in interest rates would increase Key's annual interest expense by approximately $300,000 assuming borrowed amounts remain outstanding.

        The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

FOREIGN CURRENCY RISK

        During the year ended June 30, 2002, the Argentine government suspended the law tying the Argentine peso to the U.S. dollar at the conversion ratio of 1:1 and created a dual currency system in Argentina. Key's net assets of its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos as of December 31, 2002 and June 30, 2002. Assets and liabilities of the Argentine operations were translated to U.S. dollars at December 31, 2002 and June 30, 2002 using the applicable free market conversion ratio of 3.4:1 and 3.9:1, respectively, and will be translated at future dates using the applicable free market conversion ratio on such dates. Key's net earnings and cash flows from its Argentina subsidiaries were tied to the U.S. dollar for the six months ended December 31, 2001 and are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos for periods after December 31, 2001. Revenues, expenses and cash flow will be translated using the average exchange rates during the periods after December 31, 2001. See Note 18 to the consolidated financial statements.

        The change in the Argentine peso to the U.S. dollar exchange rate since December 31, 2001 has reduced stockholders' equity by $44,547,000, through a charge to other comprehensive loss through December 31, 2002.

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

        A 10% change in the Canadian-to-U.S. Dollar exchange rate would not be material to the net assets, net earnings or cash flows of the Company. See discussion regarding foreign operations in Note 13 to the consolidated financial statements.

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

        As of December 31, 2002, Key had oil and natural gas price collars and put options in place, as detailed in the following table. Hedged oil and natural gas volumes as a percentage of actual production were 43% and 51%, respectively, for the six months ended December 31, 2002. A 10% variation in the market price of oil or natural gas from their levels at December 31, 2002 would have no material impact on the Company's net assets, net earnings or cash flows (as derived from commodity option contracts).

        The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at December 31, 2002 and June 30, 2002 and 2001:

	Monthly Income			Strike Price Per Bbl/MMbtu
	Oil (Bbls)	Gas (MMbtu)
			Term	Floor	Cap	Fair Value
At December 31, 2002
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$—
Oil Put	4,000	—	Mar 2003-Feb 2004	$21.00	—	$34,000
Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$—
At June 30, 2002
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$24,000
Oil Put	4,000	—	Mar 2003-Feb 2004	$21.00	—	$118,000
Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$104,000
At June 30, 2001
Oil Collar	5,000	—	Mar 2001-Feb 2002	$19.70	$23.70	$(115,000)
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$141,000
Gas Collar	—	40,000	Mar 2001-Feb 2002	$2.40	$2.91	$(229,000)
Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$894,000

(The strike prices for the oil collars and puts are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collars are based on the Inside FERC-West Texas Waha spot price; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Presented herein are the consolidated financial statements of Key Energy Services, Inc. as of December 31, 2002, June 30, 2002 and 2001, the six months ended December 31, 2002, and the years ended June 30, 2002, 2001 and 2000.

        Also included is the report of KPMG LLP, independent certified public accountants, on such consolidated financial statements as of December 31, 2002, June 30, 2002 and 2001, the six months ended December 31, 2002, and the years ended June 30, 2002, 2001 and 2000.

Key Energy Services, Inc.

Consolidated Balance Sheets

	December 31, 2002	June 30, 2002	June 30, 2001
	(Thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$9,044	$54,147	$2,098
Accounts receivable, net of allowance for doubtful accounts, $4,439, $3,969 and $4,082, at December 31, 2002 and June 30, 2002 and 2001, respectively	141,958	117,907	177,016
Inventories	10,243	7,776	16,547
Prepaid expenses and other current assets	14,329	12,243	10,489

Total current assets	175,574	192,073	206,150

Property and equipment:
Well servicing equipment	935,911	776,271	723,724
Contract drilling equipment	128,199	124,191	119,122
Motor vehicles	79,110	68,977	64,907
Oil and gas properties and other related equipment, successful efforts method	48,362	44,439	44,245
Furniture and equipment	51,349	38,979	24,865
Buildings and land	48,922	40,247	37,812

Total property and equipment	1,291,853	1,093,104	1,014,675
Accumulated depreciation & depletion	(335,348)	(284,204)	(220,959)

Net property and equipment	956,505	808,900	793,716

Goodwill, net of accumulated amortization, $27,876, $27,856 and $28,168 at December 31, 2002 and June 30, 2002 and 2001, respectively	322,270	201,069	189,875
Deferred costs, net	13,503	12,580	17,624
Notes receivable—related parties	251	274	6,050
Other assets	33,899	28,099	14,869

Total assets	$1,502,002	$1,242,995	$1,228,284

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,818	$24,625	$42,544
Other accrued liabilities	57,823	49,465	48,923
Accrued interest	15,226	14,864	16,140
Current portion of long-term debt	7,008	7,674	7,946

Total current liabilities	108,875	96,628	115,553

Long-term debt, less current portion	472,336	420,717	470,578
Capital lease obligations, less current portion	14,221	15,219	15,383
Deferred revenue	8,460	10,001	14,104
Non-current accrued expenses	40,477	13,574	8,388
Deferred tax liability	161,265	149,990	127,400
Commitments and contingencies	—	—	—
Stockholders' equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 128,757,693, 110,308,463 and 101,440,166 shares issued, at December 31, 2002 and June 30, 2002 and 2001, respectively	12,876	11,031	10,144
Additional paid-in capital	673,249	514,752	444,768
Treasury stock, at cost; 416,666 shares at December 31, 2002 and June 30, 2002 and 2001	(9,682)	(9,682)	(9,682)
Accumulated other comprehensive income (loss)	(45,431)	(48,967)	62
Retained earnings	65,356	69,732	31,586

Total stockholders' equity	696,368	536,866	476,878

Total liabilities and stockholders' equity	$1,502,002	$1,242,995	$1,228,284

See the accompanying notes which are an integral part of these consolidated financial statements.

Key Energy Services, Inc.

Consolidated Statements of Operations

		Year Ended June 30,
	Six Months Ended December 31, 2002
		2002	2001	2000
	(Thousands, except per share data)
REVENUES:
Well servicing	$370,871	$706,629	$758,273	$559,492
Contract drilling	33,632	87,077	107,639	68,428
Other	4,495	8,858	7,350	9,812

Total revenues	408,998	802,564	873,262	637,732

COSTS AND EXPENSES:
Well servicing	263,595	489,681	500,324	408,723
Contract drilling	23,416	60,561	77,366	58,299
Depreciation, depletion and amortization	51,111	78,265	75,147	70,972
General and administrative	48,239	59,494	60,118	51,637
Interest	22,743	43,332	56,560	71,930
Other expenses	1,934	4,531	4,464	4,147
Foreign currency transaction loss, Argentina	—	1,443	—	—
(Gain) loss on retirement of debt	(18)	4,812	(684)	(2,191)

Total costs and expenses	411,020	742,119	773,295	663,517

Income (loss) before income taxes	(2,022)	60,445	99,967	(25,785)
Income tax benefit (expense)	519	(22,299)	(37,257)	6,826

INCOME (LOSS) before cumulative effect	(1,503)	38,146	62,710	(18,959)
Cumulative effect on prior years of change in accounting principle, net of tax (See Note 1)	(2,873)	—	—	—

NET INCOME (LOSS)	$(4,376)	$38,146	$62,710	$(18,959)

EARNINGS (LOSS) PER SHARE:
Basic—before cumulative effect	$(0.01)	$0.36	$0.64	$(0.23)
Cumulative effect, net of tax	(0.02)	—	—	—

Basic—after cumulative effect	$(0.03)	$0.36	$0.64	$(0.23)

Diluted—before cumulative effect	$(0.01)	$0.35	$0.61	$(0.23)
Cumulative effect, net of tax	(0.02)	—	—	—

Diluted—after cumulative effect	$(0.03)	$0.35	$0.61	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	125,367	105,766	98,195	83,815
Diluted	125,367	107,462	102,271	83,815

See the accompanying notes which are an integral part of these consolidated financial statements.

Key Energy Services, Inc.

Consolidated Statements of Comprehensive Income

		Year Ended June 30,
	Six Months Ended December 31, 2002
		2002	2001	2000
	(Thousands)
NET INCOME (LOSS)	$(4,376)	$38,146	$62,710	$(18,959)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Derivative transition adjustment	—	—	(778)	—
Oil and natural gas derivatives adjustment	(775)	(279)	306	—
Amortization of oil and natural gas derivatives	609	(367)	558	—
Currency translation gain (loss)	3,702	(48,383)	(32)	(1)

COMPREHENSIVE INCOME (LOSS), NET OF TAX	$(840)	$(10,883)	$62,764	$(18,960)

See the accompanying notes which are an integral part of these consolidated financial statements.

Key Energy Services, Inc.

Consolidated Statements of Cash Flows

		Year Ended June 30,
	Six Months Ended December 31, 2002
		2002	2001	2000
	(Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,376)	$38,146	$62,710	$(18,959)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	51,111	78,265	75,147	70,972
Amortization of deferred debt issuance costs, discount and premium	2,154	3,005	4,947	5,919
Deferred income taxes	(552)	21,385	34,953	(1,238)
(Gain) loss on sale of assets	477	(668)	173	25
Foreign currency transaction loss, Argentina	—	1,443	—	—
(Gain) loss on retirement of debt	(18)	4,812	(684)	(2,191)
Cumulative effect of a change in accounting principle, net of tax	2,873	—	—	—
Change in assets and liabilities net of effects from the acquisitions:
(Increase) decrease in accounts receivable	(4,951)	48,907	(53,813)	(31,205)
(Increase) decrease in other current assets	7,655	(4,410)	(4,485)	(5,483)
Increase (decrease) in accounts payable, accrued interest and accrued expenses	(3,562)	(12,180)	29,414	18,875
Other assets and liabilities	6,783	11	(5,015)	(1,855)

Net cash provided by operating activities	57,594	178,716	143,347	34,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures—well servicing	(27,422)	(57,857)	(51,064)	(26,469)
Capital expenditures—contract drilling	(3,894)	(19,861)	(15,884)	(8,282)
Capital expenditures—other	(10,180)	(15,979)	(15,802)	(3,422)
Proceeds from sale of fixed assets	788	4,258	3,415	2,722
Notes receivable from related parties	—	—	(1,500)	(2,315)
Acquisitions—well servicing	(105,365)	(17,273)	(2,345)	—
Acquisitions—contract drilling	—	(2,037)	(800)	—

Net cash used in investing activities	(146,073)	(108,749)	(83,980)	(37,766)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(16,413)	(309,559)	(373,998)	(39,438)
Repayment of capital lease obligations	(4,902)	(10,182)	(8,542)	(11,639)
Borrowings under line of credit	68,000
Proceeds from equity offerings, net of expenses	—	42,590	—	100,571
Proceeds from long-term debt	—	258,500	205,210	12,000
Debt issuance costs	(3,026)	(1,585)	(4,958)	—
Proceeds from forward sale, net of expenses	—	—	—	18,236
Proceeds from exercise of warrants	—	—	847	8,473
Proceeds from exercise of stock options	433	3,219	14,617	1,098
Other	(38)	(298)	(318)	—

Net cash provided by (used in) financing activities	44,054	(17,315)	(167,142)	89,301

Effect of exchange rates on cash	(678)	(603)	—	—
Net increase (decrease) in cash	(45,103)	52,049	(107,775)	86,395
Cash and cash equivalents at beginning of period	54,147	2,098	109,873	23,478

Cash and cash equivalents at end of period	$9,044	$54,147	$2,098	$109,873

See the accompanying notes which are an integral part of these consolidated financial statements.

Key Energy Services Inc.

Consolidated Statements of Stockholders' Equity

(Thousands)

	Common Stock
					Accumulated Other Comprehensive Income
	Number of Shares	Amount at par	Additional Paid-in Capital	Treasury Stock		Retained Earnings	Total
BALANCE AT JUNE 30, 1999	83,155	$8,317	$301,615	$(9,682)	$9	$(12,165)	$288,094

Foreign currency transition adjustment, net of tax	—	—	—	—	(1)	—	(1)
Exercise of warrants	2,431	243	8,230	—	—	—	8,473
Exercise of options	241	24	1,074	—	—	—	1,098
Conversion of 7% Debentures	380	38	3,568	—	—	—	3,606
Issuance of common stock in equity offering, net of offering costs	11,000	1,100	99,471	—	—	—	100,571
Other	3	1	4	—	—	—	5
Net loss	—	—	—	—	—	(18,959)	(18,959)

BALANCE AT JUNE 30, 2000	97,210	$9,723	$413,962	$(9,682)	$8	$(31,124)	$382,887

Derivative transition adjustment (see Note 6)	—	—	—	—	(778)	—	(778)
Oil and natural gas derivatives adjustment, net of tax (See Note 6)	—	—	—	—	306	—	306
Amortization of oil and natural gas derivatives (see Note 6)	—	—	—	—	558	—	558
Foreign currency translation adjustment, net of tax	—	—	—	—	(32)	—	(32)
Exercise of warrants	185	19	828	—	—	—	847
Exercise of options	3,106	308	14,309	—	—	—	14,617
Conversion of 7% Debentures	101	10	947	—	—	—	957
Issuance of common stock for acquisitions	838	84	8,036	—	—	—	8,120
Deferred tax benefit—compensation expense	—	—	7,004	—	—	—	7,004
Other	—	—	(318)	—	—	—	(318)
Net income	—	—	—	—	—	62,710	62,710

BALANCE AT JUNE 30, 2001	101,440	$10,144	$444,768	$(9,682)	$62	$31,586	$476,878

Oil and natural gas derivatives adjustment, net of tax (See Note 6)	—	—	—	—	(279)	—	(279)
Amortization of oil and natural gas derivatives (see Note 6)	—	—	—	—	(367)	—	(367)
Foreign currency translation adjustment, net of tax	—	—	—	—	(48,383)	—	(48,383)
Exercise of warrants	7	1	(1)	—	—	—	—
Exercise of options	659	66	3,153	—	—	—	3,219
Issuance of common stock for acquisitions	2,801	280	24,787	—	—	—	25,067
Issuance of common stock in equity offering, net of offering costs	5,400	540	42,050	—	—	—	42,590
Other	1	—	(5)	—	—	—	(5)
Net income	—	—	—	—	—	38,146	38,146

BALANCE AT JUNE 30, 2002	110,308	$11,031	$514,752	$(9,682)	$(48,967)	$69,732	$536,866

Oil and natural gas derivatives adjustment, net of tax (See Note 6)	—	—	—	—	(775)	—	(775)
Amortization of oil and natural gas derivatives (see Note 6)	—	—	—	—	609	—	609
Foreign currency translation adjustment, net of tax	—	—	—	—	3,702	—	3,702
Exercise of options	139	14	419	—	—	—	433
Issuance of common stock for acquisitions	18,311	1,831	158,115	—	—	—	159,946
Other	—	—	(37)	—	—	—	(37)
Net loss	—	—	—	—	—	(4,376)	(4,376)

BALANCE AT DECEMBER 31, 2002	128,758	$12,876	$673,249	$(9,682)	$(45,431)	$65,356	696,368

See the accompanying notes which are an integral part of these consolidated financial statements.

Key Energy Services Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002, June 30, 2002, 2001 and 2000

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

        Based on the number of rigs owned and available industry data, Key Energy Services, Inc. (the "Company" or "Key"), is the largest onshore, rig-based well servicing contractor in the world, with approximately 1,489 well service rigs and 2,295 oilfield service vehicles as of December 31, 2002. The Company provides a complete range of well services to major oil companies and independent oil and natural gas production companies, including: rig-based well maintenance, workover, completion, and recompletion services (including horizontal recompletions); oilfield trucking services; well intervention services; and ancillary oilfield services. Key conducts well servicing operations onshore in the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas, and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins, Forth Worth Basin and the ArkLaTex region), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), Eastern (including the Appalachian, Michigan and Illinois Basins), Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Canada (Ontario) and Egypt. Based on the number of rigs owned and available industry data, the Company is also a leading onshore drilling contractor, with approximately 79 land drilling rigs as of December 31, 2002. Key conducts land drilling operations in a number of major domestic producing basins, as well as in Argentina and in Canada (Ontario). Key also produces and develops oil and natural gas reserves in the Permian Basin region and Texas Panhandle.

Basis of Presentation

        The Company's consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated. The accounting policies presented below have been followed in preparing the accompanying consolidated financial statements.

Estimates and Uncertainties

        Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

        Well Servicing Rigs.    Well servicing rig services consists primarily of maintenance services, workover services, completion services and plugging and abandonment services. The Company recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixable or determinable. Primarily, the Company prices well servicing rig services by the hour of service performed. Depending on the type of job, the Company may charge by the project or by the day.

        Oilfield Trucking.    Oilfield trucking consists primarily of fluid and equipment transportation services and frac tanks which are used in conjunction with fluid hauling services. The Company recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixable or determinable. Primarily, the Company prices oilfield trucking services by the project or by the quantities hauled.

        Well Intervention Services.    Well intervention services consists primarily of fishing and rental tool services and pressure pumping services. The Company recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixable or determinable. Generally, the Company prices fishing and rental tool services by the day and pressure pumping services by the job.

        Ancillary Oilfield Services.    Ancillary oilfield services includes wireline services, wellsite construction, roustabout services, foam units and air drilling services among others. The Company recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixable or determinable. The Company prices ancillary oilfield services by the hour, day or project depending on the type of service performed.

        Contract Drilling.    The Company recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixable or determinable. Contract drilling services are primarily provided under standard day rate, and, to a lesser extent, footage or turnkey contracts. The Company recognizes revenues on day rate contracts as earned daily. The Company follows the percentage of completion method of accounting for footage contracts. Under this method, revenues are recognized over the time it takes to drill the well based on the footage completed. On turnkey contracts, the Company recognizes revenue when the well is completed.

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

Property and Equipment

        The Company provides for depreciation and amortization of oilfield service and related equipment using the straight-line method, excluding its drilling rigs, over the following estimated useful lives of the assets:

Description	Years
Well service rigs	25
Motor vehicles	5
Furniture and equipment	3-7
Buildings and improvements	10-40
Gas processing facilities	10
Disposal wells	15-30
Trucks, trailers and related equipment	7-15

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

        The Company uses the successful efforts method of accounting for its oil and gas properties. Under this method, all costs associated with productive wells and nonproductive development wells are capitalized, while nonproductive exploration costs and geological and geophysical costs (if any), are expensed. Capitalized costs relating to proved properties are depleted using the units-of-production method. Due to the immateriality of the oil and natural gas operations in terms of revenue, net income and total assets, the Company does not provide disclosures on its oil and gas properties in accordance with FASB Statement No. 69, Disclosures about Oil and Gas Producing Activities ("SFAS 69").

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). Adoption of SFAS 143 is required for all companies with fiscal years beginning after June 15, 2002. The new standard requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset. On July 1, 2002, the Company recorded additional costs, net of accumulated depreciation, of approximately $3,347,000, a non-current liability of approximately $7,980,000 and an after-tax charge of approximately $2,873,000 for the cumulative effect on prior years for depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs of its oil and natural gas producing properties and salt water disposal wells. At December 31, 2002, the asset retirement obligation was approximately $9,231,000, and the increase in the balance from July 1, 2002 of $1,251,000 is due to accretion expense of approximately $226,000 and asset retirement obligations of QSI of $1,025,000 assumed in the purchase transaction. The pro forma amounts of the asset retirement obligation as of June 30, 2002, 2001, 2000 and 1999, were approximately $7,980,000, $7,581,000, $7,182,000 and $6,783,000, respectively. The pro forma amounts of the asset retirement obligation were measured using information, assumptions and interest rates as of the adoption date of July 1, 2002. Pro forma net income (loss) and related per share amounts for the years ended June 30, 2002, 2001 and 2000, assuming SFAS 143 had been applied in each year are as follows:

	Year Ended
	2002	2001	2000
	(Thousands, except per share amount)
Pro forma net income (loss)	$37,894	$62,460	$(19,252)
Earnings (loss) per share
Basic	$0.36	$0.64	$(0.23)
Diluted	$0.35	$0.61	$(0.23)

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). This statement requires that long-lived assets including certain identifiable intangibles, held and used by the Company, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, the Company groups its long-lived assets on a yard-by-yard basis and compares the estimated future cash flows of each yard to the yard's net carrying value. The yard level represents the lowest level for which identifiable cash flows are available. The Company would record an impairment charge, reducing the yard's net carrying value to an estimated fair value, if the estimated future cash flows were less than the yard's net carrying value. No impairment charges have been required. Prior to July 1, 2002, the Company applied the provisions of FASB Statement No. 121, Accounting for Impairment or Disposal of Long Lived Assets.

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

        Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents. Amortization expense for the noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. Amortization expense for patents is calculated using the straight-line method over the useful life of the patent, ranging from five to seven years.

        The gross carrying amount of noncompete agreements subject to amortization totaled approximately $18,669,000, $11,727,000 and $8,324,000 at December 31, 2002 and June 30, 2002 and 2001, respectively. Accumulated amortization related to these intangible assets totaled approximately $7,511,000, $6,130,000 and $4,953,000 at December 31, 2002 and June 30, 2002 and 2001, respectively. Amortization expense for the six months ended December 31, 2002 was approximately $2,333,000 and for the years ended June 30, 2002, 2001 and 2000 was approximately $1,914,000, $1,801,000 and $1,410,000, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $3,885,000, $2,750,000, $2,122,000, $1,711,000 and $662,000.

        The gross carrying amount of patents subject to amortization totaled approximately $2,380,000 at December 31, 2002. The Company acquired patents on July 16, 2002. Accumulated amortization and amortization expense related to these intangible assets totaled approximately $160,000 as of and for the six months ended December 31, 2002. Amortization expense for the next five succeeding years is estimated to be approximately $511,000, $352,000, $352,000, $352,000, and $296,000.

        The Company has identified its reporting segments to be well servicing and contract drilling. Goodwill allocated to such reporting segments at December 31, 2002 is approximately $307,987,000 and $14,283,000, and at June 30, 2002 is $186,819,000 and $14,250,000, respectively. The change in the carrying amount of goodwill for the six months ended December 31, 2002 of $121,201,000 and for the year ended June 30, 2002 of approximately $11,194,000 relates principally to goodwill from well servicing assets acquired during the period and the translation adjustment for Argentina.

        The effects of the adoption of SFAS 142 on net income and earnings per share for the years ended June 30, 2001 and 2000 are as follows:

	Year Ended June 30,
	2001	2000
	(thousands, except per share data)
Reported net income (loss)	$62,710	$(18,959)
Add back: goodwill amortization	9,322	9,840

Adjusted net income (loss)	$72,032	$(9,119)

Basic Earnings (Loss) Per Share:
Reported net income (loss)	$0.64	$(0.23)
Add back: goodwill amortization	0.09	0.12

Adjusted net income (loss)	$0.73	$(0.11)

Diluted Earnings (Loss) Per Share:
Reported net income (loss)	$0.61	$(0.23)
Add back: goodwill amortization	0.09	0.12

Adjusted net income (loss)	$0.70	$(0.11)

Deferred Costs

        Deferred costs totaling $35,955,000 at December 31, 2002 and $32,928,000 and $31,052,000 at June 30, 2002 and 2001, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $22,452,000 at December 31, 2002 and $20,348,000 and $13,428,000 at June 30, 2002 and 2001, respectively. Deferred costs are amortized to interest expense using the straight-line method over the life of each applicable debt instrument or to gain (loss) on retirement of debt. This method approximates the amortization which would be recorded using the effective interest method. Amortization of deferred costs totaled approximately $2,103,000 for the six months ended December 31, 2002 and $2,581,000, $3,578,000 and $5,176,000 for the years ended June 30, 2002, 2001 and 2000, respectively. Unamortized debt issuance costs written off and included in the determination of the gain (loss) on retirement of debt for the years ended June 30, 2002 and 2001, totaled approximately $4,339,000 and $2,583,000, respectively. For the six months ended December 31, 2002 and the year ended June 30, 2000, there were no unamortized debt issuance costs included in the determination of gain (loss) on the retirement of debt.

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

	Six Months Ended December 31, 2002	Year Ended June 30,
		2002	2001	2000
	(thousands, except per share data)
Basic EPS Computation:
Numerator
Net income (loss) before cumulative effect	$(1,503)	$38,146	$62,710	$(18,959)
Cumulative effect, net of tax(1)	(2,873)	—	—	—

Net income (loss)	$(4,376)	$38,146	$62,710	$(18,959)

Denominator
Weighted average common shares outstanding	125,367	105,766	98,195	83,815

Basic EPS:
Before cumulative effect (loss)	$(0.01)	$0.36	$0.63	$(0.23)
Cumulative effect, net of tax(1)	(0.02)	—	—	—

Net income (loss)	$(0.03)	$0.36	$0.63	$(0.23)

Diluted EPS Computation:
Numerator
Net income (loss) before cumulative effect and effect of dilutive securities, tax effected	$(1,503)	$38,146	$62,710	$(18,959)
Convertible securities	—	—	5	—

Net income (loss) before cumulative effect	(1,503)	38,146	62,715	(18,959)
Cumulative effect, net of tax(1)	(2,873)	—	—	—

Net income (loss)	$(4,376)	$38,146	$62,715	$(18,959)

Denominator
Weighted average common shares outstanding	125,367	105,766	98,195	83,815
Warrants	—	402	205	—
Stock options	—	1,294	3,853	—
7% Convertible Debentures	—	—	18	—

	125,367	107,462	102,271	83,815

Diluted EPS:
Before cumulative effect	$(0.01)	$0.35	$0.61	$(0.23)
Cumulative effect, net of tax(1)	(0.02)	—	—	—

Net income (loss)	$(0.03)	$0.35	$0.61	$(0.23)

(1)
See section entitled Property and Equipment set forth in this Note 1.

        The diluted earnings per share calculation for the years ended June 30, 2002 and 2001 excludes the effect of the potential exercise of stock options of 1,177,000 and 360,000, respectively, and the potential conversion of the Company's 5% Convertible Subordinated Notes because the effects of such instruments on earnings per share would be anti-dilutive.

        The diluted earnings per share calculation for the six months ended December 31, 2002 and the year ended June 30, 2000 excludes the effect of the potential conversion of all of the Company's then outstanding convertible debt and the potential exercise of all of the Company's then outstanding warrants and stock options because the effects of such instruments on loss per share would be anti-dilutive.

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

        Key's customers include major oil companies, independent oil and natural gas production companies, and foreign national oil and natural gas production companies. One customer during the year ended June 30, 2002, Occidental Petroleum Corporation, accounted for approximately 10% of Key's consolidated revenues. The Company did not have any one customer which represented 10% or more of consolidated revenues for the six months ended December 31, 2002 or the years ended June 30, 2001 or 2000.

Stock-Based Compensation

        The Company accounts for stock option grants to employees using the intrinsic value method of accounting prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the Company's stock incentive plan, which is described more fully in Note 8, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock; accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recognized.

        Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. Companies may continue to follow the provisions of APB 25 to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the fair value based recognition provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation

		Year Ended
	Six Months Ended December 31, 2002
		June 30, 2002	June 30, 2001	June 30, 2000
	(thousands, except per share data)
Net income (loss):
As reported	$(4,376)	$38,146	$62,710	$(18,959)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(4,994)	(11,826)	(10,372)	(6,725)

Pro forma	$(9,370)	$26,320	$52,338	$(25,684)

Basic earnings per share:
As reported	$(0.03)	$0.36	$0.64	$(0.23)
Pro forma	(0.07)	0.25	0.53	(0.31)
Diluted earnings per share:
As reported	$(0.03)	$0.35	$0.61	$(0.23)
Pro forma	(0.07)	0.24	0.51	(0.31)

        See Note 8 for additional information regarding the computations presented here.

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

Reclassifications

        Certain reclassifications have been made to the consolidated financial statements for the years ended June 30, 2001 and 2000 to conform to the year ended June 30, 2002 and the six months ended December 31, 2002 presentation. The reclassifications consist primarily of reclassifying certain items from general and administrative expense to direct expenses. In addition on July 1, 2002, the Company adopted the provisions of SFAS 145. See Note 19.

Change in Fiscal Year

        In December 2002, the Company's Board of Directors approved the Company's change of its fiscal year end from June 30 to December 31 of each year. The unaudited financial information for the six-month period ended December 31, 2001, is as follows:

Six Months Ended December 31, 2001
(thousands, except per share data)
Revenues	$462,574
Operating profit	165,810
Income tax benefit	(29,419)
Net income	48,635
Earnings per share
Basic	$0.47
Diluted	$0.47

2.    BUSINESS AND PROPERTY ACQUISITIONS

        During the six months ended December 31, 2002, the Company completed several small acquisitions for total consideration of $15,620,000, which consisted of a combination of cash, a deferred non-compete payment and shares of the Company's common stock. During the years ended June 30, 2002 and 2001, the Company completed several small acquisitions for total consideration of $44,378,000 and $11,965,000, respectively, which consisted of a combination of cash, notes and shares of the Company's common stock. Other than QSI, none of the acquisitions completed in the six months ended December 31, 2002 or the years ended June 30, 2002 and 2001 were material individually or in the aggregate, thus the pro forma effect of these acquisitions is not presented. Each of the acquisitions was accounted for using the purchase method and the results of the operations generated from the acquired assets are included in the Company's results of operations as of the completion date of each acquisition. There were no acquisitions completed by the Company for the year ended June 30, 2000.

  Acquisition of Q Services, Inc.

        On July 19, 2002, Key acquired Q Services, Inc.("QSI") pursuant to an Agreement and Plan of Merger dated May 13, 2002, as amended, by and among Key, Key Merger Sub, Inc. and QSI. As consideration for the acquisition, the Company issued approximately 17.1 million shares of its common stock to the QSI shareholders and paid approximately $94.2 million in cash at the closing to retire debt and preferred stock of QSI and to satisfy certain other obligations of QSI. In addition to assuming the positive working capital of QSI, the Company incurred other direct acquisition costs and assumed certain other liabilities of QSI, resulting in the Company recording an aggregate purchase price of approximately $250 million. The value of the shares issued was based on the closing price of the Key common stock on the closing date of $8.75 per share. The results of QSI's operations have been included in the consolidated financial statements since the closing date. Prior to the acquisition, QSI was a privately held corporation conducting field production, pressure pumping, and other service operations in Louisiana, New Mexico, Oklahoma, Texas, and the Gulf of Mexico. The Company and QSI operated in adjacent and /or overlapping locations and expect to realize future cost savings and synergies in connection with the merger.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

At July 19, 2002
(Thousands)
Current assets	$37,734
Property and equipment	139,023
Intangible assets	3,242
Other assets	344
Goodwill	119,174

Total assets acquired	299,517

Current liabilities	17,393
Capital lease obligations	77
Non-current accrued expenses	17,908
Deferred tax liability	14,347

Total liabilities assumed	49,725

Net assets acquired	$249,792

        The $3,242,000 of intangible assets consists of noncompete agreements which have a weighted-average useful life of approximately two years. The $119,174,000 of goodwill was allocated to the well servicing reporting segment. Of that amount, approximately $11,645,000 is expected to be deductible for income taxes.

        The following unaudited pro forma results of operations have been prepared as though QSI had been acquired on July 1, 2001. Pro forma amounts are not necessarily indicative of the results that may be reported in the future.

	Six Months Ended
	12/31/02	12/31/01
	(Thousands, except per share amount)
Revenues	$416,701	$566,198
Income (loss) before cumulative effect of a change in accounting principle, net of tax	(2,563)	60,568
Cumulative effect of a change in accounting principle, net of tax	(2,873)	—
Net income (loss)	(5,436)	60,568
Basic earnings (loss) per share	$(0.04)	$0.51

3.    COMMITMENTS AND CONTINGENCIES

        Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

        In order to retain qualified senior management, the Company enters into employment agreements with its executive officers. These employment agreements run for periods ranging from three to five years, but can be automatically extended on a yearly basis unless terminated by the Company or the executive officer. In addition to providing a base salary for each executive officer, the employment agreements provide for severance payments for each executive officer equal to three years of the executive officer's base salary. On December 1, 2001, the Company paid to Mr. John an incentive retention payment in connection with his amended and restated employment agreement, which Mr. John will earn over a ten-year period beginning on June 30, 2002 (See Note 12). At December 31, 2002 the annual base salaries for the executive officers covered under such employment agreements totaled approximately $1,190,000. The Company also enters into employment agreements with other key employees as it deems necessary in order to retain qualified personnel.

4.    LONG-TERM DEBT

        The components of the Company's long-term debt are as follows:

		June 30,
	December 31, 2002
		2002	2001
	(Thousands)
Senior Credit Facility Revolving Loans(i)	$52,000	$—	$2,000
8 3/8% Senior Notes Due 2008(ii)	276,331	276,433	175,000
14% Senior Subordinated Notes Due 2009(iii)	94,411	94,257	134,466
5% Convertible Subordinated Notes Due 2004(iv)	49,554	49,951	158,426
Capital lease obligations	21,164	22,829	22,964
Other notes payable	105	140	1,051

	493,565	443,610	493,907
Less current portion	7,008	7,674	7,946

Total long-term debt	$486,557	$435,936	$485,961

(i)    Senior Credit Facility

        On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement, as amended by the First Amendment to the Third Amended and Restated Credit Agreement (the "Senior Credit Facility"). The Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $75,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 1.00% or a Eurodollar rate plus a variable margin of 1.75% to 3.00%.

        The Senior Credit Facility contains various financial covenants, including: (i) a maximum consolidated senior leverage ratio of 3.25 to 1.00, (ii) a minimum consolidated fixed coverage ratio of 1.10 to 1.00, and (iii) a maximum consolidated total leverage ratio of 4.25 to 1.00. The Company is also required to maintain a minimum net worth of $436,972,000 plus (i) 50% of consolidated net income and (ii) 75% of the net cash proceeds from the sale of equity. As of December 31, 2002, the Company was in compliance with all covenants contained in the Senior Credit Facility.

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

        The Company drew down approximately $43 million on its revolver under the Company's prior senior credit facility (the "Prior Senior Credit Facility") on January 14, 2002 in order to redeem a portion of the 14% Senior Subordinated Notes then outstanding. The funds were repaid with the issuance of additional 8 3/8% Notes in March 2002.

        During the year ended June 30, 2001, a portion of the net proceeds from the 2000 Equity Offering (see Note 8) was used to repay the entire outstanding balance of the Tranche A term loan then outstanding under the Prior Senior Credit Facility and $2.3 million of the Tranche B term loan then outstanding under the Prior Senior Credit Facility. In addition, $65 million of the net proceeds from the 2000 Equity Offering were used to reduce the principal amount outstanding under the revolver. The remainder of the net proceeds of the 2000 Equity Offering was used to retire other long-term debt. A portion of the proceeds from the Company's 8 3/8% Senior Note offering in calendar year 2001 was used to repay the entire outstanding balance of the Tranche B term loan then outstanding under the Prior Senior Credit Facility and approximately $59.1 million under the revolver.

        At December 31, 2002, there was an outstanding balance of $52,000,000 under the revolving loans. As of June 30, 2002, there was no outstanding balance under the revolving loans under the Prior Senior Credit Facility. Additionally, the Company had outstanding letters of credit of approximately $34,963,000 as of December 31, 2002 and $27,963,000 and $11,995,000 as of June 30, 2002 and 2001, respectively, under the Prior Senior Credit Facility related to its workers' compensation insurance.

(ii)  8 3/8% Senior Subordinated Notes

        On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Prior Senior Credit Facility, and a portion of the revolving loan facility under the Senior Credit Facility then outstanding. On March 1, 2002, the Company completed a public offering of an additional $100,000,000 of 8 3/8% Senior Notes due 2008. The net cash proceeds from the public offering were used to repay all of the remaining balance of the revolving loan facility under the Prior Senior Credit Facility. The 8 3/8% Senior Notes are senior unsecured obligations. The 8 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness which includes borrowings under the Senior Credit Facility.

        On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

        At December 31, 2002, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding. The 8 3/8% Senior Notes require semi-annual interest payments on March 1 and September 1 of each year. Interest of approximately $11,516,000 was paid on September 1, 2002. As of

December 31, 2002, the Company was in compliance with all covenants contained in the 8 3/8% Senior Notes.

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

        On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity. During the year ended June 30, 2001, the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in a loss of approximately $2,561,000. On January 14, 2002 the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in a loss of approximately $8,468,000. Also, during the year ended June 30, 2002, the Company purchased and canceled $6,784,000 principal amount of the 14% Senior Subordinated Notes at a price of 116% of the principal amount plus accrued interest. These transactions resulted in losses of approximately $1,821,000.

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

        At December 31, 2002, $97,500,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year. Interest of approximately $6,825,000 was paid on July 15, 2002. As of December 31, 2002, 63,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 86,500 Unit Warrants outstanding. As of December 31, 2002, the Company was in compliance with all covenants contained in the 14% Senior Subordinated Notes.

(iv)  5% Convertible Subordinated Notes

        In 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes and the 8 3/8% Senior Notes. The

5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on and after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

        During the year ended June 30, 2001, the Company repurchased (and canceled) $47,384,000 principal amount of the 5% Convertible Subordinated Notes. These repurchases resulted in gains of approximately $4,564,000. During the year ended June 30, 2002, the Company repurchased (and canceled) $108,475,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,951,000 principal amount of the 5% Convertible Subordinated Notes outstanding at June 30, 2002. These repurchases resulted in gains of approximately $5,633,000. During the six months ended December 31, 2002, the Company repurchased (and canceled) $397,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,554,000 principal amount of the 5% Convertible Subordinated Notes outstanding at December 31, 2002. The repurchases resulted in a gain of approximately $18,000. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15 of each year. Interest of approximately $1,244,000 was paid on September 15, 2002. As of December 31, 2002, the Company was in compliance with all covenants contained in the 5% Convertible Subordinated Notes.

Capitalized Debt Issuance Costs, Repayment Schedule and Interest Expense

        The Company capitalized a total of approximately $3,026,000 in fees and costs in connection with the Senior Credit Facility and its 8 3/8% Senior Notes during the six months ended December 31, 2002. The Company capitalized a total of approximately $1,877,000 and $4,958,000 in fees and costs in connection with its various financings during the years ended June 30, 2002 and 2001, respectively. The Company did not incur any fees or costs in connection with financing activities during the year ended June 30, 2000.

        Presented below is a schedule of the repayment requirements of long-term debt (excluding the discount on the 14% Senior Subordinated Notes, the premium on the 8 3/8% Senior Notes and the revolving loans under the Senior Credit Facility) for each of the next five years and thereafter as of December 31, 2002:

Year Ending December 31,	Principal Amount
(thousands)
2003	$7,107
2004	7,106
2005	56,607
2006	—
2007	—
Thereafter	372,500

$443,320

        The Company's interest expense for the six months ended December 31, 2002 and the years ended June 30, 2002, 2001, and 2000 consisted of the following:

		June 30,
	December 31, 2002
		2002	2001	2000
	(thousands)
Cash payments for interest	$20,898	$42,085	$51,524	$61,956
Commitment and agency fees paid	730	1,183	1,203	1,139
Accretion of discount and premium on notes	52	424	739	743
Amortization of debt issuance costs	2,103	2,581	3,578	5,176
Net change in accrued interest	362	(1,275)	146	2,916
Capitalized interest	(1,402)	(1,666)	(630)	—

	$22,743	$43,332	$56,560	$71,930

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

        The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2002 and June 30, 2002 and June 30, 2001. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31, 2002		June 30, 2002		June 30, 2001
	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
	(thousands)
Financial Assets:
Cash and cash equivalents	$9,044	$9,044	$54,147	$54,147	$2,098	$2,098
Accounts receivable, net	141,958	141,958	117,907	117,907	177,016	177,016
Notes receivable—related parties	251	251	274	274	6,050	6,600
Commodity option contracts	34	34	246	246	1,035	1,035
Financial Liabilities:
Accounts payable	28,818	28,818	24,625	24,625	42,544	42,544
Commodity option contracts	—	—	—	—	344	344
Long-term debt:
Senior Credit Facility	52,000	52,000	—	—	2,000	2,000
8 3/8% Senior Notes	276,331	289,547	276,433	287,491	175,000	176,094
14% Senior Subordinated Notes	94,411	109,752	94,257	109,338	134,466	153,498
5% Convertible Subordinated Notes	49,554	47,324	49,951	46,942	158,426	141,989
Capital lease obligations	21,164	21,164	22,829	22,829	22,964	22,964
Other notes payable	105	105	140	140	1,051	1,051

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

        Notes receivable—related parties: The amounts reported relate to notes receivable from officers and other employees of the Company.

        Long-term debt: The fair value of the Company's long-term debt is based upon the quoted market prices for the various notes and debentures at December 31, 2002 and June 30, 2002 and 2001, and the carrying amounts outstanding under the Company's senior credit facility then outstanding.

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

        Prior to the adoption of SFAS 133 as discussed in Note 1, these collars and options were accounted for as cash flow type hedges. Accordingly, the transition adjustment resulted in recording a $778,000 liability for the fair value of the collars and an offset to accumulated other comprehensive income. The transition adjustment to accumulated other comprehensive income of approximately $258,000 and $520,000 was recognized in earnings during the years ended June 30, 2002 and 2001, respectively. While this arrangement was intended to be an economic hedge, as of July 1, 2000, the Company had not documented the March 30, 2000 oil and natural gas collars as cash flow hedges and therefore reported a charge to operations of approximately $565,000 for the increase in fair value of the liability as of September 30, 2000 in other income. As of October 1, 2000, the Company documented these collars as cash flow hedges. As of May 25, 2001, the Company had not documented the May 25, 2001 oil and natural gas options as cash flow hedges and therefore has included income of $768,000 for the increase in fair value of the asset as of June 30, 2001 in other income. As of July 1, 2001, the Company documented these options as cash flow hedges. As of May 2, 2002, the Company had documented the May 2, 2002 oil and natural gas options as cash flow hedges. The Company recorded a net decrease in derivative assets net of derivative liabilities of $51,000 during the six months ended December 31, 2002. The Company recorded a net decrease in derivative assets net of derivative liabilities of $543,000 and a net increase of $999,000 during the years ended June 30, 2002 and 2001, respectively.

        The Company recorded no ineffectiveness for the six months ended December 31, 2002 and recorded in earnings an ineffectiveness expense of $85,000 and ineffectiveness income of $132,000 for the years ended June 30, 2002 and 2001, respectively.

        Embedded Derivatives.    The Company is party to a volumetric production payment that meets the definition of an embedded derivative under SFAS 133. Effective July 1, 2000, the Company determined and documented that the volumetric production payment is excluded from the scope of SFAS 133 under the normal purchases/sales exclusion as set forth in SFAS 138.

        For the year ended June 30, 2000, gains and amortization of premiums paid on option contracts are recognized as an adjustment to sales revenue when the related transactions being hedged are finalized. The net effect of the Company's commodity hedging activities decreased oil and natural gas revenues for the year ended June 30, 2000 by approximately $822,000.

        The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at December 31, 2002 and June 30, 2002 and 2001:

	Monthly Income			Strike Price Per Bbl/MMbtu
	Oil (Bbls)	Gas (MMbtu)
			Term	Floor	Cap	Fair Value
At December 31, 2002
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$—
Oil Put	4,000	—	Mar 2003-Feb 2004	$21.00	—	$34,000
Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$—
At June 30, 2002
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$24,000
Oil Put	4,000	—	Mar 2003-Feb 2004	$21.00	—	$118,000
Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$104,000
At June 30, 2001
Oil Collar	5,000	—	Mar 2001-Feb 2002	$19.70	$23.70	$(115,000)
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$141,000
Gas Collar	—	40,000	Mar 2001-Feb 2002	$2.40	$2.91	$(229,000)
Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$894,000

        (The strike prices for the oil collars and puts are based on the NYMEX spot price for West Texas Intermediate; the strike prices for the natural gas collars are based on the Inside FERC-West Texas Waha spot price; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

7.    OTHER ACCRUED LIABILITIES

        Other accrued liabilities consist of the following:

		June 30,
	December 31, 2002
		2002	2001
	(Thousands)
Accrued payroll, taxes and employee benefits	$30,615	$28,479	$31,242
State sales, use and other taxes	2,292	2,344	5,825
Oil and natural gas revenue distribution	1,401	1,271	1,606
Other	23,515	17,371	10,250

Total	$57,823	$49,465	$48,923

        Other non-current accrued expenses consist primarily of workers' compensation reserves.

8.    STOCKHOLDERS' EQUITY

Equity Offerings

        On December 19, 2001, the Company closed a public offering of 5,400,000 shares of common stock, yielding approximately $43.2 million, or $8.00 per share, to the Company (the "Equity Offering"). Net proceeds from the Equity Offering of approximately $42.6 million were used to temporarily reduce amounts outstanding under the Company's revolving line of credit. The net proceeds of the Equity Offering were ultimately used in January 2002 to redeem a portion of the Company's 14% Senior Subordinated Notes fully utilizing the Company's equity "claw-back" rights for up to 35% of the original $150 million issued.

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

        The Company may grant Incentive Awards covering an aggregate of the greater of (i) 3,000,000 shares of the Company's common stock and (ii) 10% of the shares of the Company's common stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of the Company's common stock from the previous calendar quarter shall not result in a decrease in the number of shares available for issuance under the 1997 Incentive Plan. As a result of the Company's equity offerings discussed above, as of December 31, 2002, the number of shares of the Company's common stock that may be covered by Incentive Awards has increased to approximately 12.9 million.

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

        The maximum aggregate cash payout subject to Incentive Awards (including SARs, performance units and performance shares payable in cash, or other stock-based awards payable in cash) that may be granted to any one Covered Employee during any fiscal year is $2,500,000. For purposes of the 1997 Incentive Plan, "Covered Employees" means a named executive officer who is one of the group covered employees as defined in Section 162(m) of the Code and the regulation promulgated thereunder (i.e., generally the chief executive officer and the other four most highly compensated executive officers for a given year.)

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

			Year Ended
	Six Months Ended December 31, 2002
			June 30, 2002		June 30, 2001		June 30, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding:
Beginning of period	10,008	$7.80	8,703	$7.49	9,470	$6.37	6,920	$5.55
Granted	183	8.59	1,988	8.16	2,533	8.08	3,688	8.61
Exercised	(139)	3.12	(659)	4.53	(3,106)	4.70	(241)	4.56
Forfeited	(26)	7.00	(24)	4.86	(194)	4.92	(897)	9.80

End of period	10,026	7.88	10,008	7.80	8,703	7.49	9,470	6.37

Exercisable—end of period	6,979		6,273		5,820		4,370

        The following table summarizes information about the stock options outstanding at December 31, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life	Number of Shares Outstanding at December 31, 2002	Weighted Average Exercise Price	Number of Shares Outstanding at December 31, 2002	Weighted Average Exercise Price
$3.00 - $ 7.13	5.14	1,913	$4.75	1,548	$5.06
7.25 - 8.13	7.74	1,949	7.86	905	7.81
8.25 - 8.31	6.71	2,080	8.26	1,968	8.26
8.35 - 8.50	7.25	2,225	8.48	1,229	8.47
8.88 - 13.25	6.88	1,859	9.97	1,329	10.34

        The total fair value of stock options granted during the six months ended December 31, 2002 and the years ended June 30, 2002, 2001 and 2000 was approximately $747,000, $7,700,000, $11,217,000 and $19,541,000, respectively. The fair value of each stock option grant was estimated on the date of grant using the Black-Sholes option-pricing model, based on the following weighted-average assumptions.

		Year Ended
	Period of Grant
	Six Months Ended December 31, 2002	June 30, 2002	June 30, 2001	June 30, 2000
Risk-free interest rate	2.73%	3.35%	4.30%	6.40%
Expected life of options	5 years	5 years	5 years	5 years
Expected volatility of the Company's stock price	52%	50%	59%	67%
Expected dividends	none	none	none	none

9.    INCOME TAXES

        Components of income tax expense (benefit) are as follows:

		Year Ended June 30,
	Six Months Ended December 31, 2002
		2002	2001	2000
	(Thousands)
Federal and State:
Current	$33	$914	$2,304	$(5,588)
Deferred
U.S.	(552)	21,385	34,953	(1,238)
Foreign	—	—	—	—

Income tax expense (benefit)	$(519)	$22,299	$37,257	$(6,826)

        The Company made federal income tax payments during the year ended June 30, 2002 which were refunded during the six months ended December 31, 2002. The Company made state income tax payments of approximately $234,000 and $1,767,000 during the six months ended December 31, 2002 and the year ended June 30, 2002, respectively. No federal or state income tax payments were made during the years ended June 30, 2001 or June 30, 2000. Additionally a deferred tax benefit of approximately $83,000, $267,000 and $7,004,000 has been allocated to stockholders' equity for the six months ended December 31, 2002 and the years ended June 30, 2002 and June 30, 2001, respectively, for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes.

        Income tax expense (benefit) differs from amounts computed by applying the statutory federal rate as follows:

		Year Ended June 30,
	Six Months Ended December 31, 2002
		2002	2001	2000
	(Thousands)
Income tax computed at statutory rate	(35.0)%	35.0%	35.0%	(35.0)%
Amortization of goodwill disallowance	—	—	2.2	7.0
State taxes	1.6	2.8	1.4	—
Change in valuation allowance and other	7.7	(0.9)	(1.4)	1.5

Income tax expense (benefit)	(25.7)%	36.9%	37.2%	(26.5)%

        Deferred tax assets (liabilities) are comprised of the following:

		Year Ended June 30,
	Six Months Ended December 31, 2002
		2002	2001
	(Thousands)
Net operating loss and tax credit carry forwards	$56,276	$50,089	$69,376
Property and equipment	(222,212)	(191,834)	(183,068)
Self insurance reserves	7,274	6,254	405
Allowance for bad debts	1,577	1,477	1,542
Asset retirement obligations	1,769	—	—
Other	6,892	(2,456)	148

Net deferred tax liability	(148,424)	(136,470)	(111,597)
Valuation allowance for deferred tax assets	(12,841)	(13,520)	(15,803)

Net deferred tax liability, net of valuation allowance	$(161,265)	$(149,990)	$(127,400)

        A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As described below, due to annual limitations on certain net operating loss carryforwards, it does not appear more likely than not that the Company will be able to utilize all available carryforwards prior to their ultimate expiration.

        The Company estimates that as of December 31, 2002, the Company will have available approximately $161,443,000 of net operating loss carryforwards. Approximately $75,950,000 of the net operating loss carryforwards are subject to an annual limitation of approximately $2,028,000, under Sections 382 and 383 of the Internal Revenue Code.

10.  OPERATING LEASING ARRANGEMENTS

        The Company leases certain property and equipment under non-cancelable operating leases that generally expire at various dates through calendar 2007. The term of the operating leases generally run from 24 months to 60 months with varying payment dates throughout each month.

        As of December 31, 2002, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ending June 30,	Lease Payments
2003	$10,090
2004	9,038
2005	8,139
2006	5,136
2007	2,092

$34,495

        Operating lease expense was approximately $5,008,000 for the six months ended December 31, 2002 and $6,456,000, $6,072,000, and $6,460,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

11.  EMPLOYEE BENEFIT PLANS

        In order to retain quality personnel, the Company maintains 401(k) plans as part of its employee benefits package. From January 1, 1999 through March 31, 2000, the Company elected not to match employee contributions. Commencing April 1, 2000, the Company matched 100% of employee contributions into its 401(k) plan up to a maximum of $250 per participant per year. The maximum limit was increased to $500 effective October 1, 2000, $750 effective January 1, 2001 and $1,000 effective July 1, 2001. The Company's matching contributions for the six months ended December 31, 2002 were approximately $888,000 and for the years ended June 30, 2002, 2001 and 2000 were approximately $2,123,000, $1,857,000 and $77,000, respectively.

12.  TRANSACTIONS WITH RELATED PARTIES

        Effective as of July 1, 2001, the Company entered into an amended and restated employment agreement with Francis D. John (the "Employment Agreement") pursuant to which Mr. John serves as the Chairman of the Board, President and Chief Executive Officer of the Company. The Employment Agreement provided for the payment of a one-time retention incentive payment. The purpose of this retention incentive payment was to retire all amounts owed by Mr. John under incentive-based loans previously made to him (which, because certain performance criteria had been previously met, the Company was scheduled to forgive ratably over a ten-year period as long as Mr. John continued to serve the Company in his present capacity) and in the process provide Mr. John with incentive to remain with the Company for the next ten years. On December 1, 2001, the incentive retention payment was paid to Mr. John and was comprised of two components: (i) approximately $7.5 million in principal and interest accrued through the date of the payment and (ii) approximately $5.6 million in a tax "gross-up" payment. The entire payment was withheld by the Company and used to satisfy Mr. John's tax obligations and his obligations under the loans. Pursuant to the Employment Agreement, Mr. John will earn the incentive retention payment over a ten-year period beginning July 1, 2001, with one-tenth of the total bonus being earned on June 30 of each year, beginning on June 30, 2002. For the six months ended December 31, 2002 and the year ended June 30, 2002, Mr. John earned approximately $0.6 and $1.3 million, respectively, of the retention incentive payment. If Mr. John voluntarily terminates his employment with the Company or if Mr. John is terminated by the Company for Cause (as defined in the Employment Agreement), Mr. John will be obligated to repay the entire remaining unearned balance of the retention incentive payment immediately upon such termination. However, if Mr. John's employment with the Company is terminated (i) by the Company other than for Cause, (ii) by Mr. John for Good Reason (as defined in the Employment Agreement), (iii) as a result of Mr. John's death or Disability (as defined in the Employment Agreement), or (iv) as a result of a Change in Control (as defined in the Employment Agreement), the remaining unearned balance of the retention incentive payment will be treated as earned as of the date of such event.

13.  BUSINESS SEGMENT INFORMATION

        The Company's reportable business segments are well servicing and contract drilling. Oil and natural gas production operations are presented in "corporate/other."

        Well Servicing:    The Company's operations provide well servicing (ongoing maintenance of existing oil and natural gas wells), workover (major repairs or modifications necessary to optimize the level of production from existing oil and natural gas wells) and production services (fluid hauling and fluid storage tank rental, fishing and rental tool services and pressure pumping services).

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

	Well Servicing	Contract Drilling	Corporate / Other	Total
Six Months Ended December 31, 2002
Operating revenues	$370,871	$33,632	$4,495	$408,998
Operating profit	107,276	10,216	2,561	120,053
Depreciation, depletion and amortization	43,982	4,799	2,330	51,111
Interest expense	534	—	22,209	22,743
Net income (loss) before cumulative effect of a change in accounting principle*	19,492	1,504	(22,499)	(1,503)
Identifiable assets	834,019	90,534	255,179	1,179,732
Capital expenditures (excluding acquisitions)	27,422	3,894	10,180	41,496
Twelve Months Ended June 30, 2002
Operating revenues	$706,629	$87,077	$8,858	$802,564
Operating profit	216,947	26,516	4,328	247,791
Depreciation, depletion and amortization	64,540	9,191	4,534	78,265
Interest expense	1,448	—	41,884	43,332
Net income (loss) before cumulative effect of a change in accounting principle*	76,547	7,630	(46,031)	38,146
Identifiable assets	686,425	91,374	264,127	1,041,926
Capital expenditures (excluding acquisitions)	57,857	19,861	15,979	93,697
Twelve Months Ended June 30, 2001
Operating revenues	$758,273	$107,639	$7,350	$873,262
Operating profit	257,949	30,273	2,886	291,108
Depreciation, depletion and amortization	63,578	7,947	3,622	75,147
Interest expense	1,831	—	54,729	56,560
Net income (loss) before cumulative effect of a change in accounting principle*	109,159	9,466	(55,915)	62,710
Identifiable assets	664,611	95,473	278,325	1,038,409
Capital expenditures (excluding acquisitions)	51,064	15,884	15,802	82,750
Twelve Months Ended June 30, 2000
Operating revenues	$559,492	$68,428	$9,812	$637,732
Operating profit	150,769	10,129	5,665	166,563
Depreciation, depletion and amortization	62,680	6,105	2,187	70,972
Interest expense	2,300	—	69,630	71,930
Net income (loss) before cumulative effect of a change in accounting principle*	48,062	(1,664)	(65,357)	(18,959)
Identifiable assets	635,304	89,574	322,754	1,047,632
Capital expenditures (excluding acquisitions)	26,469	8,282	3,422	38,173

*
Net income (loss) before cumulative effect of a change in accounting principle for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

        Operating revenues for the Company's foreign operations for the six months ended December 31, 2002 were $14.9 million and for the years ended June 30, 2002, 2001 and 2000 were $33.2 million, $54.5 million and $37.8 million, respectively. Operating profits for the Company's foreign operations for the six months ended December 31, 2002 were $5.6 million and for the years ended June 30, 2002, 2001 and 2000 were $6.4 million, $13.4 million and $7.3 million, respectively.

        The Company had $49.2 million, $27.9 million and $84.1 million of identifiable assets as of December 31, 2002 and June 30, 2002 and 2001, respectively, related to its foreign operations.

14.  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

	Six Months Ended December 31, 2002	Year ended June 30,
		2002	2001	2000
	(thousands)
Fair value of common stock issued in purchase transactions	$159,946	$25,067	$8,120	$—
Fair value of common stock issued upon conversion of long-term debt	—	—	957	3,606
Capital lease obligations	3,107	10,047	9,595	10,758
Fair value of non-compete payment issued in purchase transaction	100	—	—	—

15.  UNAUDITED SUPPLEMENTARY INFORMATION—QUARTERLY RESULTS OF OPERATIONS

        Summarized quarterly financial data for the year ended December 31, 2002, and the years ended June 30, 2002 and 2001 are as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(thousands, except per share amounts)
Year Ended December 31, 2002
Revenues	$170,241	$169,749	$202,067	$206,931
Income (loss) before income taxes	1,408	(10,560)	(4,253)	2,231
Net income (loss) before cumulative effect of a change in accounting principle	(4,626)	(5,863)	(2,637)	1,134
Cumulative effect of a change in accounting principle, net of tax	—	—	(2,873)	—

Net income (loss)	$(4,626)	$(5,863)	$(5,510)	$1,134

Earnings (loss) per share:
Basic—before cumulative effect	$(0.04)	$(0.05)	$(0.02)	$0.01
Cumulative effect, net of tax	—	—	$(0.02)	—

Basic—after cumulative effect)	$(0.04)	$(0.05)	$(0.04)	$0.01

Diluted—before cumulative effect	$(0.04)	$(0.05)	$(0.02)	$0.01
Cumulative effect, net of tax	—	—	$(0.02)	—

Diluted—after cumulative effect	$(0.04)	$(0.05)	$(0.04)	$0.01

Weighted average shares outstanding:
Basic	108,551	109,776	122,475	128,259
Diluted	110,059	109,776	122,475	129,294
Year Ended June 30, 2002
Revenues	$249,237	$213,337	$170,241	$169,749
Income (loss) before income taxes	46,425	31,629	(7,060)	(10,549)
Net income (loss)	$29,176	$19,459	$(4,626)	$(5,863)
Earnings (loss) per share:
Basic	$0.29	$0.19	$(0.04)	$(0.05)
Diluted	$0.28	$0.19	$(0.04)	$(0.05)
Weighted average shares outstanding:
Basic	101,727	103,115	108,551	109,776
Diluted	103,829	104,811	110,059	109,776
Year Ended June 30, 2001
Revenues	$191,679	$203,911	$227,370	$250,302
Income (loss) before income taxes	14,178	18,172	27,647	39,970
Net income	$8,707	$11,162	$17,420	$25,421
Earnings per share:
Basic	$0.09	$0.11	$0.18	$0.25
Diluted	$0.09	$0.11	$0.17	$0.24
Weighted average shares outstanding:
Basic	96,880	97,534	98,211	100,179
Diluted	100,472	100,534	103,524	104,401

16.  VOLUMETRIC PRODUCTION PAYMENT

        In March 2000, Key sold a portion of its future oil and natural gas production from Odessa Exploration Incorporated, its wholly owned subsidiary, for gross proceeds of approximately $20 million pursuant to an agreement under which the purchaser is entitled to receive a share of the production from certain oil and natural gas properties in amounts ranging from 3,500 to 10,000 barrels of oil and 58,800 to 122,100 Mmbtus of natural gas per month over a six year period ending February 2006. The total volume of the forward sale is approximately 486,000 barrels of oil and 6.135 million Mmbtus of natural gas. In accordance with Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, the net proceeds of the forward sale were recorded as deferred revenue and are recognized as income as the oil and gas is delivered.

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

        The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered." The information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2002
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$17,716	$140,413	$17,445	$—	$175,574
Net property and equipment	43,134	881,636	31,735	—	956,505
Goodwill, net	3,431	318,208	631	—	322,270
Deferred costs, net	13,503	—	—	—	13,503
Intercompany receivables	760,990	—	—	(760,990)	—
Other assets	19,687	14,462	1	—	34,150

Total assets	$858,461	$1,354,719	$49,812	$(760,990)	$1,502,002

Liabilities and equity:
Current liabilities	$50,644	$54,278	$3,953	$—	$108,875
Long-term debt	472,336	—	—	—	472,336
Capital lease obligations	1,648	12,573	—	—	14,221
Intercompany payables	—	725,442	35,548	(760,990)	—
Deferred tax liability	161,265	—	—	—	161,265
Other long-term liabilities	28,530	20,289	118	—	48,937
Stockholders' equity	144,038	542,137	10,193	—	696,368

Total liabilities and stockholders' equity	$858,461	$1,354,719	$49,812	$(760,990)	$1,502,002

	June 30, 2002
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$64,814	$117,140	$10,119	$—	$192,073
Net property and equipment	43,003	748,158	17,739	—	808,900
Goodwill, net	3,374	197,144	551	—	201,069
Deferred costs, net	12,580	—	—	—	12,580
Intercompany receivables	537,416	—	—	(537,416)	—
Other assets	21,593	6,780	—	—	28,373

Total assets	$682,780	$1,069,222	$28,409	$(537,416)	$1,242,995

Liabilities and equity:
Current liabilities	$48,388	$45,427	$2,813	$—	$96,628
Long-term debt	420,717	—	—	—	420,717
Capital lease obligations	1,457	13,762	—	—	15,219
Intercompany payables	—	516,761	20,655	(537,416)	—
Deferred tax liability	149,990	—	—	—	149,990
Other long-term liabilities	13,474	10,101	—	—	23,575
Stockholders' equity	48,754	483,171	4,941	—	536,866

Total liabilities and stockholders' equity	$682,780	$1,069,222	$28,409	$(537,416)	$1,242,995

	June 30, 2001
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$10,680	$165,653	$29,817	$—	$206,150
Net property and equipment	21,418	717,989	54,309	—	793,716
Goodwill, net	3,374	184,379	2,122	—	189,875
Deferred costs, net	17,624	—	—	—	17,624
Intercompany receivables	664,592	—	—	(664,592)	—
Other assets	15,303	5,616	—	—	20,919

Total assets	$732,991	$1,073,637	$86,248	$(664,592)	$1,228,284

Liabilities and equity:
Current liabilities	$35,671	$64,679	$15,203	$—	$115,553
Long-term debt	470,578	—	—	—	470,578
Capital lease obligations	90	15,331	(38)	—	15,383
Intercompany payables	—	608,764	55,828	(664,592)	—
Deferred tax liability	127,400	—	—	—	127,400
Other long-term liabilities	8,240	14,252	—	—	22,492
Stockholders' equity	91,012	370,611	15,255	—	476,878

Total liabilities and stockholders' equity	$732,991	$1,073,637	$86,248	$(664,592)	$1,228,284

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended December 31, 2002
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$1,178	$392,900	$14,920	$—	$408,998
Costs and expenses:
Direct expenses		279,628	9,317	—	288,945
Depreciation, depletion and amortization expense	1,392	48,892	827	—	51,111
General and administrative expense	17,187	30,258	794	—	48,239
Interest	22,209	410	124	—	22,743
Other	(18)	—	—	—	(18)

Total costs and expenses	40,770	359,188	11,062	—	411,020

Income (loss) before income taxes	(39,592)	33,712	3,858	—	(2,022)
Income tax (expense) benefit	10,163	(8,654)	(990)	—	519

Net income (loss) before cumulative effect of a change in accounting principle	(29,429)	25,058	2,868	—	(1,503)
Cumulative effect of a change in accounting principle, net of tax	—	(2,873)	—	—	(2,873)

Net income (loss)	$(29,429)	$22,185	$2,868	$—	$(4,376)

	Year Ended June 30, 2002
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$1,247	$768,106	$33,211	$—	$802,564
Costs and expenses:
Direct expenses	—	527,977	26,796	—	554,773
Depreciation, depletion and amortization expense	1,830	73,252	3,183	—	78,265
General and administrative expense	22,715	34,481	2,298	—	59,494
Interest	41,883	857	592	—	43,332
Other	4,812	—	1,443	—	6,255

Total costs and expenses	71,240	636,567	34,312	—	742,119

Income (loss) before income taxes	(69,993)	131,539	(1,101)	—	60,445
Income tax (expense) benefit	25,820	(48,525)	406	—	(22,299)

Net income (loss)	$(44,173)	$83,014	$(695)	$—	$38,146

	Year Ended June 30, 2001
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$2,018	$816,724	$54,520	$—	$873,262
Costs and expenses:
Direct expenses	—	540,987	41,167	—	582,154
Depreciation, depletion and amortization expense	1,353	69,714	4,080	—	75,147
General and administrative expense	19,158	37,558	3,402	—	60,118
Interest	54,464	1,275	821	—	56,560
Other	(684)	—	—	—	(684)

Total costs and expenses	74,291	649,534	49,470	—	773,295

Income (loss) before income taxes	(72,273)	167,190	5,050	—	99,967
Income tax (expense) benefit	26,935	(62,310)	(1,882)	—	(37,257)

Net income (loss)	$(45,338)	$104,880	$3,168	$—	$62,710

	Year Ended June 30, 2000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$790	$599,225	$37,717	$—	$637,732
Costs and expenses:
Direct expenses	—	440,741	30,428	—	471,169
Depreciation, depletion and amortization expense	1,162	66,453	3,357	—	70,972
General and administrative expense	10,774	37,704	3,159	—	51,637
Interest	69,802	1,527	601	—	71,930
Other	(2,191)	—	—	—	(2,191)

Total costs and expenses	79,547	546,425	37,545	—	663,517

Income (loss) before income taxes	(78,757)	52,800	172	—	(25,785)
Income tax (expense) benefit	20,849	(13,977)	(46)	—	6,826

Net income (loss)	$(57,908)	$38,823	$126	$—	$(18,959)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended December 31, 2002
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$18,562	$33,895	$5,137	$—	$57,594
Net cash used in investing activities	(114,656)	(28,349)	(3,068)	—	(146,073)
Net cash provided by (used in) financing activities	48,535	(4,481)	—	—	44,054
Effect of exchange rate changes on cash	—	—	(678)	—	(678)

Net increase (decrease) in cash	(47,559)	1,065	1,391	—	(45,103)
Cash and cash equivalents at beginning of period	52,742	(157)	1,562	—	54,147

Cash and cash equivalents at end of period	$5,183	$908	$2,953	$—	$9,044

	Year Ended June 30, 2002
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$95,948	$78,577	$4,191	$—	$178,716
Net cash used in investing activities	(37,188)	(67,092)	(4,469)	—	(108,749)
Net cash used in financing activities	(7,665)	(9,637)	(13)	—	(17,315)
Effect of exchange rate changes on cash	—	—	(603)	—	(603)

Net increase (decrease) in cash	51,095	1,848	(894)	—	52,049
Cash and cash equivalents at beginning of period	1,647	(2,005)	2,456	—	2,098

Cash and cash equivalents at end of period	$52,742	$(157)	$1,562	$—	$54,147

	Year Ended June 30, 2001
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$68,932	$64,673	$9,742	$—	$143,347
Net cash used in investing activities	(19,824)	(56,976)	(7,180)	—	(83,980)
Net cash used in financing activities	(158,627)	(8,456)	(59)	—	(167,142)

Net increase (decrease) in cash	(109,519)	(759)	2,503	—	(107,775)
Cash and cash equivalents at beginning of period	111,166	(1,246)	(47)	—	109,873

Cash and cash equivalents at end of period	$1,647	$(2,005)	$2,456	$—	$2,098

	Year Ended June 30, 2000
	Parent Company	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$18,962	$10,434	$5,464	$—	$34,860
Net cash used in investing activities	(4,468)	(26,671)	(6,627)	—	(37,766)
Net cash provided by (used in) financing activities	80,070	9,287	(56)	—	89,301

Net increase (decrease) in cash	94,564	(6,950)	(1,219)	—	86,395
Cash and cash equivalents at beginning of period	16,602	5,704	1,172	—	23,478

Cash and cash equivalents at end of period	$111,166	$(1,246)	$(47)	$—	$109,873

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

        Due to the events described above, which resulted in the temporary lack of exchangeability of the two currencies at December 31, 2001, the Company translated the assets and liabilities of its Argentine subsidiary at December 31, 2001 using a conversion ratio of 1.6:1, which management believes was indicative of the free floating conversion ratio when the currency market re-opened on January 11, 2002. At December 31, 2002, the Company used a conversion ratio of 3.9:1 to translate the assets and liabilities of its Argentine subsidiary. As a result, a foreign currency translation loss of approximately $44.5 million is included in other comprehensive income, a component of stockholders' equity, at December 31, 2002. Since the 1:1 conversion ratio was in existence prior to December 2001, income statement and cash flows information for the six months ended December 31, 2001 has been translated using the historical 1:1 conversion ratio. After December 31, 2001, revenues and expenses are translated using the average exchange rate during the reporting period.

        Additionally, the Argentine government has indicated that as part of its monetary policy changes, it will re-denominate certain consumer loans from U.S. dollar-denominated to Argentine peso-denominated. As a result, the Company recorded a foreign currency transaction loss of $1.8 million in the three months ended December 31, 2001 related to accounts receivable subject to certain U.S. dollar-denominated contracts held by its Argentine subsidiary which are subject to re-denomination. These receivables are subject to additional negotiation with the Company's customers which may result in recovery of a portion of this loss. In the six months ended June 30, 2002, the Company recovered approximately $0.4 million resulting in a net foreign currency transaction loss of approximately $1.4 million for the year ended June 20, 2002.

19.  GAINS (LOSSES) ON RETIREMENT OF DEBT—ADOPTION OF SFAS 145

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The provisions of SFAS 145, which are currently applicable to the Company, rescind Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, and instead requires that such gains and losses be reported in operating income. The Company now records gains and losses from the extinguishment of debt in operating income and has reclassified such gains and losses in the financial statements for the years ended June 20, 2002, 2001 and 2000 to conform to the presentation for the six months ended December 31, 2002.

INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders
Key Energy Services, Inc.

        We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. and subsidiaries ("the Company") as of December 31, 2002 and June 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for the six months ended December 31, 2002 and each of the years in the three-year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Energy Services, Inc. and subsidiaries as of December 31, 2002 and June 30, 2002 and 2001, and the results of their operations and their cash flows for the six months ended December 31, 2002 and each of the years in the three-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for asset retirement obligations in the six months ended December 31, 2002, the Company changed its method of accounting for goodwill and other intangible assets in the year ended June 30, 2002, and the Company changed its method of accounting for derivative instruments and hedging activities in the year ended June 30, 2001.

KPMG LLP

Dallas, Texas
February 12, 2003

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEMS 10-13.

        Pursuant to Instruction G(3) to Form 10-K, the information required in Items 10-13 is incorporated by reference to the Company's definitive proxy statement, which will be filed with the Commission pursuant to Regulation 14A within 120 days of December 31, 2002.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures

  Within the 90-day period prior to the filing date of this Transition Report on Form 10-K, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-14(c)). Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to the Company's management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

  (b)
  Changes in Internal Controls

  There were no significant changes in the Company's internal controls during the six-month period ended December 31, 2002 nor did any other factors exist that could significantly affect such controls through the date of this report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)
  Index to Exhibits

        The following documents are filed as part of this report:

  (1)
  See Index to Financial Statements set forth in Item 8.

  (2)
  Financial Statements Schedules:

    Key Energy Services, Inc.:
    Consolidated Supplementary Financial Statement Schedule As of and for the Six Months Ended December 31, 2002 and Each of the Three Years Ended June 30, 2002:

Schedule II—Consolidated Valuation and Qualifying Accounts	S-1

        The supplemental schedules other than the one listed above are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements or Notes thereto.

(3)
Exhibits:

2.1	Plan and Agreement of Merger among Key Energy Services, Inc., Key Merger Sub., Inc. and Q Services, Inc. dated as of May 13, 2002. (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated May 17, 2002, File 1-8038).
2.2
First Amendment to Plan and Agreement of Merger among Key Energy Services, Inc., Key Merger Sub, Inc. and Q Services, Inc. dated as of May 30, 2002. (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated 8/2/02 and as amended on 10/2/02, File No. 1-8038).
*2.3	Second Amendment to Plan and Agreement of Merger among Key Energy Services, Inc., Key Merger Sub, Inc. and Q Services, Inc. dated as of July 17, 2002.
*2.4	Third Amendment to Plan and Agreement of Merger among Key Energy Services, Inc., Key Merger Sub, Inc. and Q Services, Inc. dated as of July 18, 2002.
3.1	Amended and Restated Articles of Incorporation of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-4, Registration No. 333-369).
3.2	Amended and Restated By-Laws of the Company. (Incorporated by reference to the Company's Registration Statement on Form S-4 dated March 8, 1996, Registration No. 333-369).
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
10.3
Non-Compete Agreement, dated November 13, 1998, by and between Key Energy Group, Inc. and James J. Byerlotzer. (Incorporated by reference to Exhibit 10(c) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
10.4
Non-Compete Agreement, dated October 20, 1998, by and between Key Energy Group, Inc. and Joseph B. Eustace. (Incorporated by reference to Exhibit 10(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, File No. 1-8038).
10.5
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
10.9
Agreement dated as of August 2, 1999, between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
10.10
Promissory Note dated August 3, 1999, made by Thomas K. Grundman in favor of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.6 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).

10.11
Demand Note dated August 3, 1999, made by Thomas K. Grundman in favor of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.7 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-8038).
10.12
Amendment No. 1 dated as of December 1, 1999, to Agreement dated as of August 2, 1999, between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1999, File No. 1-8038).
10.13
Production and Delivery Agreement dated March 31, 2000, among Odessa Exploration Incorporated and Norwest Energy Capital, Inc., (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
10.14
Agreement dated March 31, 2000, among Odessa Exploration Incorporated, Norwest Energy Capital, Inc. and the Company (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
10.15
Amendment No. 2 dated as of June 16, 2000 to Agreement dated as of August 2, 1999, as amended between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.83 of the Company's Annual Report on Form 10-K dated June 20, 2000, File No. 1-8038).
10.16
Amendment dated July 1, 2000 to Employment Agreement dated August 5, 1999 between Thomas K. Grundman and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8038).
10.17
Letter Agreement Amendment dated July 1, 2000 to the Demand Note dated August 3, 1999 made by Thomas K. Grundman in favor of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report of Form 10-Q for the quarter ended September 30, 2000, File No. 1-8038).
10.18
Amendment No. 3 dated as of May 14, 2001 to Agreement dated as of August 2, 1999, as amended, between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.49 of the Company's Annual Report on Form 10-K dated June 30, 2001, File No. 1-8038).
10.19
Second Amended and Restated Employment Agreement dated October 16, 2001 between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K/A dated June 30, 2001, File No. 1-8038).
10.20
Employment Agreement between Key Energy Services, Inc. and Royce W. Mitchell dated December 31, 2001. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated December 31, 2001, File 1-8038).
10.21
Employment Agreement between Key Energy Services, Inc. and James Byerlotzer dated December 31, 2001. (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q dated December 31, 2001, File 1-8038).
10.22
First Amendment to Second Amended and Restated Employment Agreement between Francis D. John and Key Energy Services, Inc. dated December 31, 2001. (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q dated December 31, 2001, File 1-8038).

10.23
Indenture dated as of February 22, 2002 among the Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File 1-8038).
10.24
First Supplemental Indenture dated as of March 1, 2002 among the Registrant, the Guarantors (as defined therein) and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated March 1, 2002, File 1-8038).
10.25
Employment Agreement between Key Energy Services, Inc. and Thomas K. Grundman dated February 15, 2002. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated March 31, 2002, File 1-8038).
10.26
Separation and Release Agreement between Key Energy Services, Inc. and Thomas K. Grundman dated May 6, 2002 (Incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K dated June 30, 2002, File 1-8038)
10.27
Third Amended and Restated Credit Agreement dated as of July 15, 2002, among Key Energy Services, Inc., the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc., and Wells Fargo Bank (Texas), as Co-Lead Arrangers and Credit Lyonnais New York Bank, Lehman Commercial Paper, Inc., and Royal Bank of Canada, as the Documentation Agents. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8038).
10.28
Second Amendment to Second Amended and Restated Employment Agreement dated October 28, 2002 between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8038).
*10.29
First Amendment, dated as of December 20, 2002, to the Third Amended and Restated Credit Agreement, dated as of July 15, 2002, among Key Energy Services, Inc., the several lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc., and Wells Fargo Bank (Texas), as Co-Lead Arrangers and Credit Lyonnais New York Bank, Lehman Commercial Paper, Inc., and Royal Bank of Canada, as the Documentation Agents.
*10.30	Employment Agreement between Key Energy Services, Inc. and Jim D. Flynt dated as of April 1, 1999.
*10.31	Employment Agreement between Key Energy Services, Inc. and Steven Richards dated as of February 5, 2001.
*21	Significant Subsidiaries of the Company.
*23	Consent of KPMG LLP.
25.1
Statement of Eligibility of Trustee, U.S. Bank National Association, a national banking association, on Form T-1. (Incorporated by reference to Exhibit 25.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File 1-8038).
*99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)
Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the six months ended December 31, 2002:

  (i)
  Amended Current Report on Form 8-K dated October 2, 2002 filed to amend the current report on Form 8-K dated August 2, 2002 to report pro forma information in connection with the acquisition of Q Services, Inc.

  (ii)
  Current Report on Form 8-K dated December 31, 2002 filed to report the change in fiscal year end from June 30 to December 31.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

	By:	/s/ FRANCIS D. JOHN
Dated: March 31, 2003		Francis D. John Chairman of the Board, President, and Chief Executive Officer

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2003	By:	/s/ FRANCIS D. JOHN Francis D. John Chairman of the Board, President, and Chief Executive Officer
Dated: March 31, 2003	By:	/s/ ROYCE W. MITCHELL Royce W. Mitchell Chief Financial Officer and Chief Accounting Officer
Dated: March 31, 2003	By:	/s/ MORTON WOLKOWITZ Morton Wolkowitz Director
Dated: March 31, 2003	By:	/s/ DAVID J. BREAZZANO David J. Breazzano Director
Dated: March 31, 2003	By:	/s/ KEVIN P. COLLINS Kevin P. Collins Director
Dated: March 31, 2003	By:	/s/ W. PHILLIP MARCUM W. Phillip Marcum Director
Dated: March 31, 2003	By:	/s/ WILLIAM D. FERTIG William D. Fertig Director

Dated: March 31, 2003	By:	/s/ J. ROBINSON WEST J. Robinson West Director
Dated: March 31, 2003	By:	/s/ RALPH S. MICHAEL, III Ralph S. Michael, III Director

I, Francis D. John, certify that:

1.
I have reviewed this transition report on Form 10-K of Key Energy Services, Inc.;

2.
Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the transition report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the transition report (the "Evaluation Date"); and

c)
presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in the transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By	/s/ FRANCIS D. JOHN Chief Executive Officer

I, Royce W. Mitchell, certify that:

1.
I have reviewed this transition report on Form 10-K of Key Energy Services, Inc.;

2.
Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the transition report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the transition report (the "Evaluation Date"); and

c)
presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in the transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003	By	/s/ ROYCE W. MITCHELL Chief Financial Officer

SCHEDULE II

Key Energy Services, Inc.
Consolidated Valuation and Qualifying Accounts

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts (a)	Deductions	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts:
Six months ended December 31, 2002	$3,969	$1,661	$847	$2,038	$4,439
Year ended June 30, 2002	4,082	168	—	281	3,969
Year ended June 30, 2001	3,189	1,263	—	370	4,082
Year ended June 30, 2000	6,790	1,648	—	5,249	3,189

(a)
Addition to allowance for doubtful accounts established by the acquisition of QSI.