Form 10-KT/A
period 2002-12-31
KEY ENERGY SERVICES INC
filed 2003-04-10
CIK 318996

Use these links to rapidly review the document
Key Energy Services, Inc. INDEX
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

        The aggregate market value of the Common Shares held by nonaffiliates of the Registrant as of April 9, 2003 was approximately $1,136,543,362.

        Common Shares outstanding at April 9, 2003: 128,475,639

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

        Reducing Debt.    An important element of Key's long-term business strategy is to reduce its debt and strengthen its balance sheet by repaying debt using a portion of available operating cash flow and by restructuring its debt to minimize cash interest expense and restructure debt maturities. Since March 1999, Key has reduced its long-term funded debt net of cash ("net funded debt") and its net funded debt to capitalization ratio from approximately $839 million and 87.5%, respectively, to approximately $485 million and 41.0%, respectively, as of December 31, 2002. In addition, during the six-month period ended December 31, 2002, Key restructured its senior credit facility in order to increase its borrowing capacity with a minimal effect on interest expense. Key expects to to be able to continue to reduce debt and strengthen its balance sheet in the future.

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

ITEM 2. PROPERTIES.

        Key's corporate headquarters are located in Midland, Texas. In addition to its corporate headquarters, the corporate division leases two administrative office locations in Houston, Texas and New Hope, Pennsylvania. Key leases these office spaces from independent third parties. The Company leases the office space in Midland, Texas for approximately $42,000 per month and the lease terminates on October 31, 2007. The lease in New Hope, Pennsylvania is for a term of 10 years beginning September 1, 2001 and the lease in Houston, Texas terminates on November 14, 2005. The Company pays an aggregate of approximately $37,000 per month for each of the other two leases.

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

Item 6. Selected Financial Data.

		Year Ended June 30,
	Six Months Ended December 31, 2002(1)
		2002	2001	2000	1999(2)	1998
	(in thousands, except per share amounts)
OPERATING DATA:
Revenues	$408,998	$802,564	$873,262	$637,732	$491,817	$424,543
Operating costs:
Direct costs	288,945	554,773	582,154	471,169	374,308	296,328
Depreciation, depletion and amortization	51,111	78,265	75,147	70,972	62,074	31,001
General and administrative	48,239	59,494	60,118	51,637	56,156	36,933
Interest	22,743	43,332	56,560	71,930	67,401	21,476
Foreign currency transaction loss, Argentina	—	1,443	—	—	—	—
Debt issuance costs	—	—	—	—	6,307	—
Restructuring charge	—	—	—	—	4,504	—
(Gain) loss on retirement of debt	(18)	4,812	(684)	(2,191)	—	—
Income (loss) before income taxes, minority interest, and cumulative effect	(2,022)	60,445	99,967	(25,785)	(78,933)	38,805
Net income (loss)	(4,376)	38,146	62,710	(18,959)	(53,258)	24,175
Income (loss) per common share:
Basic	$(0.03)	$0.36	$0.64	$(0.23)	$(1.94)	$1.41
Diluted	$(0.03)	$0.35	$0.61	$(0.23)	$(1.94)	$1.23
Average common shares outstanding:
Basic	125,367	105,766	98,195	83,815	27,501	17,153
Assuming full dilution	125,367	107,462	102,271	83,815	27,501	24,024
Common shares issued at period end	128,758	110,308	101,440	97,210	82,738	18,267
Market price per common share at period end	$8.97	$10.50	$10.84	$9.64	$3.56	$13.12
Cash dividends paid on common shares	—	—	—	—	—	—
BALANCE SHEET DATA:
Cash	$9,044	$54,147	$2,098	$109,873	$23,478	$25,265
Current assets	175,574	192,073	206,150	253,589	132,543	127,557
Property and equipment	1,291,853	1,093,104	1,014,675	920,437	871,940	547,537
Property and equipment, net	956,505	808,900	793,716	760,561	769,562	499,152
Total assets	1,502,002	1,242,995	1,228,284	1,246,265	1,148,138	698,640
Current liabilities	108,875	96,628	115,553	92,848	73,151	48,029
Long-term debt, including current portion	493,565	443,610	493,907	666,600	699,978	399,779
Stockholders' equity	696,368	536,866	476,878	382,887	288,094	154,928
OTHER DATA:
Net cash provided by (used in):
Operating activities	57,594	178,716	143,347	34,860	(13,427)	40,925
Investing activities	(146,073)	(108,749)	(83,980)	(37,766)	(294,654)	(306,339)
Financing activities	44,054	(17,315)	(167,142)	89,301	306,294	248,975
Working capital	66,699	95,445	90,597	160,741	59,392	79,528
Book value per common share(3)	$5.41	$4.87	$4.70	$3.94	$3.47	$8.48

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

The Company

        The Company's revenue for the six months ended December 31, 2002 decreased $53,576,000, or 11.6%, to $408,998,000 from $462,574,000 for the six months ended December 31, 2001. For the six months ended December 31, 2002, the Company incurred a net loss of $4,376,000, representing a decrease of $53,011,000, or 109.0%, from net income of $48,635,000, for the six months ended December 31, 2001. The decrease in revenues and net income is principally due to lower levels of activity and lower pricing partially offset by the acquisition of QSI. Total rig hours for the six months ended December 31, 2002 declined approximately 20% compared to total rig hours for the six months ended December 31, 2001 coupled with a decrease in composite well servicing rig rates for the six months ended December 31, 2002 of approximately 7% and composite contract drilling rig rates for the six months ended December 31, 2002 of approximately 7% compared to composite well servicing rig rates and composite contract drilling rig rates for the six months ended December 31, 2001. While trucking hours for the six-month period ended December 31, 2002 increased approximately 29% compared to trucking hours for the six-month period ended December 31, 2001, the increase was principally due to the acquisition of QSI. Further, composite truck rates for the six-month period ended December 31, 2002 declined approximately 16% compared to the composite truck rates for six-month period ended December 31, 2001. The net loss in the six months ended December 31, 2002 was also affected by the cumulative effect of the Company's mandatory adoption of SFAS 143, costs associated with the integration of QSI, and unusually high general liability costs and start-up costs associated with the Company's new Egypt project.

Operating Revenues

        Well Servicing.    Well servicing revenues for the six months ended December 31, 2002 decreased $27,968,000, or 7.0%, to $370,871,000 from $398,839,000 for the six months ended December 31, 2001. The decrease in revenues was primarily due to a decline in activity and oilfield service rates partially offset by the acquisition of QSI. Well servicing hours for the six months ended December 31, 2002 declined approximately 18% compared to well servicing hours for the six months ended December 31, 2001, which was exacerbated by a decline in composite well servicing rig rates for the six months ended December 31, 2002 of approximately 7% compared to composite well servicing rig rates for the six months ended December 31, 2001. Trucking hours for the six months ended December 31, 2002 increased approximately 28% compared to trucking hours for the six months ended December 31, 2001. The increase was principally due to the acquisition of QSI. Further, composite truck rates for the six months ended December 31, 2002 declined approximately 16% compared to composite truck rates for the six months ended December 31, 2001.

        Contract Drilling.    Contract drilling revenues for the six months ended December 31, 2002 decreased $25,658,000, or 43.3%, to $33,632,000 from $59,290,000 for the six months ended December 31, 2001. The decrease in revenues was primarily due to a decline in equipment utilization and pricing of contract drilling services. Contract drilling hours for the six months ended December 31, 2002 declined approximately 39% compared to contract drilling hours for the six months ended December 31, 2001. Composite contract drilling rig rates for the six months ended December 31, 2002 declined approximately 7% compared to composite contract drilling rig rates for the six months ended December 31, 2001.

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

The Company

        Revenues for the year ended June 30, 2002 decreased $70,698,000, or 8.1%, to $802,564,000 from $873,262,000 for the year ended June 30, 2001, while net income for the year ended June 30, 2002 decreased $24,564,000, or 39.2%, to $38,146,000 from a net income of $62,710,000 for the year ended June 30, 2001. The decrease in revenues and net income is due to lower levels of activity partially offset by higher pricing, with lower interest expense from debt reduction also contributing to net income. Composite truck rates for the year ended June 30, 2002 increased approximately 23% compared to composite truck rates for the year ended June 30, 2001. Composite well servicing rig rates and composite contract drilling rig rates for the year ended June 30, 2002 increased approximately 13% and 11%, respectively, compared to composite well servicing rig rates and composite contract drilling rig rates for the year ended June 30, 2001. However, total rig and trucking hours for the year ended June 30, 2002 decreased approximately 14% and 5%, respectively, compared to total rig and trucking hours for the year ended June 30, 2001. In addition, well servicing rig rates and contract drilling rig rates experienced later in the year ended June 30, 2002 had declined significantly from those rates experienced earlier in the period.

Operating Revenues

        Well Servicing.    Well servicing revenues for the year ended June 30, 2002 decreased $51,644,000, or 6.8%, to $706,629,000 from $758,273,000 for the year ended June 30, 2001. The decrease was due to lower demand for the Company's well servicing equipment and services partially offset by higher pricing. Well servicing hours for the year ended June 30, 2002 decreased approximately 13% compared to well servicing hours for the year ended June 30, 2001, while composite well servicing rig rates for the year ended June 30, 2002 increased approximately 13% compared to composite well servicing rig rates for the year ended June 30, 2001.

        Contract Drilling.    Contract drilling revenues for the year ended June 30, 2002 decreased $20,562,000, or 19.1%, to $87,077,000 from $107,639,000 for the year ended June 30, 2001. The decrease was due to lower demand for the Company's contract drilling equipment and services partially offset by higher pricing. Contract drilling hours for the year ended June 30, 2002 declined approximately 27% compared to contract drilling hours for the year ended June 30, 2001, while composite contract drilling rig rates for the year ended June 30, 2002 increased approximately 11% compared to composite contract drilling rig rates for the year ended June 30, 2001.

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

The Company

        Revenues for the year ended June 30, 2001 increased $235,530,000, or 36.9%, to $873,262,000 from $637,732,000 for the year ended June 30, 2000, while net income for the year ended June 30, 2001 increased $81,669,000 to $62,710,000 from a net loss of $18,959,000 for the year ended June 30, 2000. The increase in revenues and net income is due to improved operating conditions, higher rig hours, and increased pricing, with lower interest expense from debt reduction also contributing to net income. Total rig and trucking rig hours for the year ended June 30, 2001 increased approximately 18% and 9%, respectively, compared to the total rig and trucking hours for the year ended June 30, 2000. Composite well servicing rig rates and composite contract drilling rig rates for the year ended June 30, 2001 improved approximately 19% and 17%, respectively, compared to composite well servicing rig rates and composite contract drilling rig rates for the year ended June 30, 2000, while composite truck rates for the year ended June 30, 2001 improved approximately 20% compared to composite truck rates for the year ended June 30, 2000.

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
4.6
Indenture dated as of February 22, 2002 among the Registrant and U.S. Bank National Association. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File 1-8038).
4.7
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
10.8
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
10.12
Production and Delivery Agreement dated March 31, 2000, among Odessa Exploration Incorporated and Norwest Energy Capital, Inc., (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038).
10.13
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
10.15
Amendment dated July 1, 2000 to Employment Agreement dated August 5, 1999 between Thomas K. Grundman and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-8038).
10.16
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
10.18
Second Amended and Restated Employment Agreement dated October 16, 2001 between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.50 of the Company's Annual Report on Form 10-K/A dated June 30, 2001, File No. 1-8038).
10.19
Employment Agreement between Key Energy Services, Inc. and Royce W. Mitchell dated December 31, 2001. (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q dated December 31, 2001, File 1-8038).

10.20
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
10.23
Separation and Release Agreement between Key Energy Services, Inc. and Thomas K. Grundman dated May 6, 2002 (Incorporated by reference to Exhibit 10.46 of the Company's Annual Report on Form 10-K dated June 30, 2002, File 1-8038)
10.24
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
10.25
Second Amendment to Second Amended and Restated Employment Agreement dated October 28, 2002 between Francis D. John and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-8038).
*10.26
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
*10.27	Employment Agreement between Key Energy Services, Inc. and Jim D. Flynt dated as of April 1, 1999.
*10.28	Employment Agreement between Key Energy Services, Inc. and Steven Richards dated as of February 5, 2001.
**21	Significant Subsidiaries of the Company.
*23	Consent of KPMG LLP.
25.1
Statement of Eligibility of Trustee, U.S. Bank National Association, a national banking association, on Form T-1. (Incorporated by reference to Exhibit 25.1 of the Company's Current Report on Form 8-K dated February 27, 2002, File 1-8038).
*99.1	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**99.2	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Previously filed.

** Filed herewith.

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

KEY ENERGY SERVICES, INC. (Registrant)

	By:	/s/ FRANCIS D. JOHN
Dated: April 10, 2003		Francis D. John Chairman of the Board, President, and Chief Executive Officer

I, Francis D. John, certify that:

1.
I have reviewed this amendment to the transition report on Form 10-K/A of Key Energy Services, Inc.;

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

Dated: April 10, 2003	By	/s/ FRANCIS D. JOHN Chief Executive Officer

I, Royce W. Mitchell, certify that:

1.
I have reviewed this amendment to the transition report on Form 10-K/A of Key Energy Services, Inc.;

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

Dated: April 10, 2003	By	/s/ ROYCE W. MITCHELL Chief Financial Officer

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