Form 10-Q
period 2003-03-31
KEY ENERGY SERVICES INC
filed 2003-05-15
CIK 318996

Use these links to rapidly review the document
Key Energy Services, Inc. INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-8038

KEY ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2648081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6 Desta Drive, Midland, Texas (Address of principal executive offices)	79705 (ZIP Code)
Registrant's telephone number including area code: (915) 620-0300

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☒    No ☐

        Common Shares outstanding at May 14, 2003: 129,477,901

Key Energy Services, Inc.

INDEX

Key Energy Services, Inc.

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
	(thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$3,562	$9,044
Accounts receivable, net of allowance for doubtful accounts of $4,768 and $4,439, at March 31, 2003 and December 31, 2002, respectively	151,534	141,958
Inventories	11,684	10,243
Prepaid expenses and other current assets	13,713	14,329

Total current assets	180,493	175,574

Property and equipment:
Well servicing equipment	928,733	935,911
Contract drilling equipment	129,510	128,199
Motor vehicles	78,987	79,110
Oil and natural gas properties and other related equipment, successful efforts method	48,365	48,362
Furniture and equipment	53,853	51,349
Buildings and land	49,274	48,922

Total property and equipment	1,288,722	1,291,853
Accumulated depreciation and depletion	(359,548)	(335,348)

Net property and equipment	929,174	956,505

Goodwill, net	337,746	322,270
Deferred costs, net	12,783	13,503
Notes and accounts receivable—related parties	322	251
Other assets	32,096	33,899

Total assets	$1,492,614	$1,502,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,903	$28,818
Other accrued liabilities	59,768	57,823
Accrued interest	5,466	15,226
Current portion of long-term debt and capital lease obligations	6,637	7,008

Total current liabilities	98,774	108,875

Long-term debt, less current portion	479,300	472,336
Capital lease obligations, less current portion	13,132	14,221
Deferred revenue	7,590	8,460
Non-current accrued expenses	43,922	40,477
Deferred tax liability	150,688	161,265
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.10 par value: 200,000,000 shares authorized, 128,887,088 and 128,757,963 shares issued at March 31, 2003 and December 31, 2002, respectively	12,899	12,876
Additional paid-in capital	673,867	673,249
Treasury stock, at cost: 416,666 shares at March 31, 2003 and December 31, 2002	(9,682)	(9,682)
Accumulated other comprehensive loss	(41,458)	(45,431)
Retained earnings	63,582	65,356

Total stockholders' equity	699,208	696,368

Total liabilities and stockholders' equity	$1,492,614	$1,502,002

See the accompanying notes which are an integral part of these consolidated financial statements.

Key Energy Services, Inc.

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2003	2002
	(thousands, except per share data)
REVENUES:
Well servicing	$197,600	$154,062
Contract well drilling	16,153	14,334
Other	1,371	1,845

Total revenues	215,124	170,241

COSTS AND EXPENSES:
Well servicing	146,110	113,032
Contract drilling	11,943	11,392
Depreciation, depletion and amortization	25,601	19,889
General and administrative	22,118	13,694
Interest	11,048	9,875
Other expenses	915	951
(Gain) loss on retirement of debt	(2)	8,468

Total costs and expenses	217,733	177,301

Income (loss) before income taxes	(2,609)	(7,060)
Income tax benefit (expense)	835	2,434

NET INCOME (LOSS)	$(1,774)	$(4,626)

EARNINGS (LOSS) PER SHARE:
Net income (loss)
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	128,399	108,551
Diluted	128,399	108,551

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2003	2002
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,774)	$(4,626)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	25,601	19,889
Amortization of deferred debt issuance costs, discount and premium	776	277
Deferred income tax expense (benefit)	(895)	3,076
Loss on sale of assets	56	146
(Gain) loss on retirement of debt	(2)	8,468
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(10,113)	23,848
Decrease in other current assets	50	69
Decrease in accounts payable, accrued interest and accrued expenses	(10,189)	(14,963)
Other assets and liabilities	4,551	(6,298)

Net cash provided by operating activities	8,061	29,886

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures—well servicing	(15,693)	(13,323)
Capital expenditures—contract drilling	(930)	(3,126)
Capital expenditures—other	(2,595)	(2,064)
Proceeds from sale of fixed assets	955	307
Acquisitions—well servicing, net of cash acquired	(559)	(8,202)

Net cash used in investing activities	(18,822)	(26,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(6,065)	(123,782)
Repayment of capital lease obligations	(2,427)	(2,732)
Proceeds from long-term debt	13,000	159,500
Proceeds paid for debt issuance costs	—	(1,585)
Proceeds from exercise of stock options	631	194
Other	(25)	5

Net cash provided by financing activities	5,114	31,600

Effect of exchange rates on cash	165	(77)
Net increase (decrease) in cash and cash equivalents	(5,482)	35,001
Cash and cash equivalents at beginning of period	9,044	7,966

Cash and cash equivalents at end of period	3,562	$42,967

See the accompanying notes which are an integral part of these consolidated financial statements.

Key Energy Services, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2003	2002
	(thousands)
NET LOSS	$(1,774)	$(4,626)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Oil and natural gas derivatives adjustment, net of tax	(15)	(459)
Amortization of oil and natural gas derivatives, net of tax	677	(323)
Foreign currency translation gain (loss), net of tax	3,311	(19,308)

COMPREHENSIVE INCOME (LOSS), NET OF TAX	$2,199	$(24,716)

See the accompanying notes which are an integral part of these consolidated financial statements.

KEY ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2003 and 2002

1.    SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements of Key Energy Services, Inc. (the "Company", or "Key") and its wholly-owned subsidiaries as of March 31, 2003 and for the three month periods ended March 31, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Transition Report on Form 10-K for the six months ended December 31, 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2003.

Reclassifications

        Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 2002 to conform to the presentation for the three months ended March 31, 2003. The reclassifications consist primarily of gains (losses) on the retirement of debt which are now being recorded as operating expenses rather than as extraordinary items in accordance with SFAS 145, which the Company adopted on July 1, 2002 (See Note 11).

2.    ASSET RETIREMENT OBLIGATIONS—SFAS 143

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). The new standard requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset. At March 31, 2003 and December 31, 2002, the asset retirement obligation was $9,344,000 and $9,231,000, respectively, related to expected abandonment costs of its oil and natural gas producing properties and salt water disposal wells. The increase in the balance from December 31, 2002 of $113,000 is due to accretion of the discounted liability.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS—SFAS 142

        The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company completed its most recent assessment of goodwill impairment as of June 30, 2002. The assessment did not result in an indication of goodwill impairment.

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

        The gross carrying amount of noncompete agreements subject to amortization totaled approximately $15,274,000 and $18,669,000 at March 31, 2003 and December 31, 2002, respectively. Accumulated amortization related to these intangible assets totaled approximately $5,235,000 and $7,511,000 at March 31, 2003 and December 31, 2002, respectively. Amortization expense for the three months ended March 31, 2003 and 2002 was approximately $1,119,000 and $415,000, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $3,582,000, $2,544,000, $1,950,000, $1,597,000 and $343,000.

        The gross carrying amount of patents subject to amortization totaled approximately $2,396,000 and $2,380,000 at March 31, 2003 and December 31, 2002, respectively. Accumulated amortization related to these intangible assets totaled approximately $248,000 and $160,000 as of March 31, 2003 and December 31, 2002, respectively. The Company acquired the patents on July 16, 2002. Amortization expense for the three months ended March 31, 2003 was approximately $88,000. Amortization expense for the next five succeeding years is estimated to be approximately $352,000, $352,000, $352,000, $352,000 and $303,000.

        The Company has identified its reporting segments to be well servicing and contract drilling. Net goodwill allocated to such reporting segments at March 31, 2003 is approximately $323,440,000 and $14,306,000, respectively, and at December 31, 2002 is approximately $307,987,000 and $14,283,000, respectively. The change in the carrying amount of goodwill for the three months ended March 31, 2003 of approximately $15,476,000 relates principally to goodwill from the Q Services acquisition (See Note 6) and the foreign currency translation adjustment for the Company's Argentina operations.

4.    EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2003	2002
	(thousands, except per share data)
Basic EPS Computation:
Numerator
Net income (loss)	$(1,774)	$(4,626)

Denominator
Weighted average common shares outstanding	128,399	108,551

Basic EPS:
Net income (loss)	$(0.01)	$(0.04)

Diluted EPS Computation:
Numerator
Net income (loss)	$(1,774)	$(4,626)

Denominator
Weighted average common shares outstanding:	128,399	108,551

Diluted EPS:
Net income (loss)	$(0.01)	$(0.04)

        The diluted earnings per share calculations for the three months ended March 31, 2003 and 2002, excludes the effect of the potential exercise of the Company's convertible debt, outstanding warrants and stock options because the effects of such instruments on earnings per share would be anti-dilutive.

5.    STOCK-BASED COMPENSATION

        The Company accounts for stock option grants to employees using the intrinsic value method of accounting prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the Company's stock incentive plan, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock; accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recognized.

        Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. Companies may continue to follow the provisions of APB 25 to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the fair value based recognition provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
	(thousands, except per share data)
Net income (loss):
As reported	$(1,774)	$(4,626)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,313)	(3,362)

Pro forma	$(4,087)	$(7,988)

Basic earnings per share:
As reported	$(0.01)	$(0.04)
Pro forma	$(0.03)	$(0.07)
Diluted earnings per share:
As reported	$(0.01)	$(0.04)
Pro forma	$(0.03)	$(0.07)

6.    Q SERVICES ACQUISITION

        On July 19, 2002, the Company acquired Q Services, Inc. ("QSI") pursuant to an Agreement and Plan of Merger dated May 13, 2002, as amended, by and among the Company, Key Merger Sub, Inc. and QSI. As consideration for the acquisition, the Company issued approximately 17.1 million shares of its common stock to the QSI shareholders and paid approximately $94.2 million in cash at the closing to retire debt and preferred stock of QSI and to satisfy certain other obligations of QSI. In addition to assuming the positive working capital of QSI, the Company incurred other direct acquisition costs and assumed certain other liabilities of QSI, resulting in the Company recording an aggregate purchase price of approximately $250 million. The value of the shares issued was based on the closing price of the Company's common stock on the closing date of $8.75 per share. The results of QSI's operations have been included in the consolidated financial statements since the closing date. Prior to the acquisition, QSI was a privately held corporation conducting field production, pressure pumping, and other service operations in Louisiana, New Mexico, Oklahoma, Texas, and the Gulf of Mexico. The Company and QSI operate in adjacent and or overlapping locations and expect to realize future cost savings and synergies in connection with the merger.

        The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

At July 19, 2002
(Thousands)
Current assets	$37,734
Property and equipment	114,519
Intangible assets	3,242
Other assets	344
Goodwill	134,567

Total assets acquired	290,406

Current liabilities	17,213
Capital lease obligations	77
Non-current accrued expenses	17,908
Deferred tax liability	5,158

Total liabilities assumed	40,356

Net assets acquired	$250,050

        The $3,242,000 of intangible assets consists of noncompete agreements which have a weighted-average useful life of approximately two years. The $134,567,000 of goodwill was allocated to the well servicing reporting segment. Of that amount $11,645,000 is expected to be deductible for income taxes.

        During the three months ended March 31, 2003, the Company recorded an adjustment of approximately $25 million to reduce the cost allocated to certain equipment in the preliminary purchase price allocation. The adjustment was based on a preliminary independent third party appraisal of the estimated fair value of the equipment as of the July 2002 acquisition date. The purchase price allocation process will be completed during the quarter ended June 30, 2003 upon receipt of the final appraisal.

        The following unaudited pro forma results of operations have been prepared as though QSI had been acquired on January 1, 2002. Pro forma amounts are not necessarily indicative of the results that may be reported in the future.

Three Months Ended March 31, 2002
(thousands, except per share data)
Revenues	$209,268
Net income (loss)	(3,140)
Basic earnings (loss) per share	$(0.02)

7.    COMMITMENTS AND CONTINGENCIES

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

        Freestanding Derivatives.    On May 25, 2001, the Company entered into an option arrangement for a 12-month period beginning March 2002 whereby the counter-party will pay if the oil and natural gas prices should fall below the floor index. On May 2, 2002, the Company entered into an option arrangement for a 12-month period beginning March 2003 whereby the counter-party will pay if the oil price should fall below the floor index.

        The Company did not document the May 25, 2001 and May 2, 2002 oil and natural gas options as cash flow hedges until July 1, 2001 and July 1, 2002, respectively. The Company recorded a net decrease in derivative assets of approximately $17,000 and $179,000 during the three months ended March 31, 2003 and 2002, respectively. The Company recorded no ineffectiveness for the three months ended March 31, 2003 and an earnings charge of approximately $9,000 for the three months ended March 31, 2002.

        The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at March 31, 2003 and 2002:

	Monthly Income			Strike Price Per Bbl/MMbtu
	Oil (Bbls)	Gas (MMbtu)
			Term	Floor	Cap	Fair Value
At March 31, 2003
Oil Put	4,000	—	Mar 2003-Feb 2004	$21.00	—	$17,000
At March 31, 2002
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$46,000
Natural Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$131,000

        (The strike prices for the oil puts are based on the NYMEX spot price for West Texas Intermediate; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

9.    BUSINESS SEGMENT INFORMATION

        The Company's reportable business segments are well servicing and contract drilling. Oil and natural gas production operations are presented in "Corporate/Other".

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

	Well Servicing	Contract Drilling	Corporate / Other	Total
Three Months Ended March 31, 2003
Operating revenues	$197,600	$16,153	$1,371	$215,124
Operating profit	51,490	4,210	456	56,156
Depreciation, depletion and amortization	21,550	2,563	1,488	25,601
Interest expense	184	—	10,864	11,048
Net income (loss)*	10,209	49	(12,032)	(1,774)
Identifiable assets	808,457	89,370	257,041	1,154,868
Capital expenditures (excluding acquisitions)	15,693	930	2,595	19,218
Three Months Ended March 31, 2002
Operating revenues	$154,062	$14,334	$1,845	$170,241
Operating profit	41,030	2,942	894	44,866
Depreciation, depletion and amortization	16,453	2,351	1,085	19,889
Interest expense	256	—	9,619	9,875
Net income (loss)*	6,468	(1,070)	(10,024)	(4,626)
Identifiable assets	679,256	89,795	262,569	1,031,620
Capital expenditures (excluding acquisitions)	13,323	3,126	2,064	18,513

*
Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

        Operating revenues for the Company's foreign operations for the three months ended March 31, 2003 and 2002 were $9.6 million and $4.0 million, respectively. Operating profits for the Company's foreign operations for the three months ended March 31, 2003 and 2002 were $4.4 million and $0.7 million, respectively. The Company had $56.2 million and $31.6 million of identifiable assets as of March 31, 2003 and 2002, respectively, related to foreign operations.

10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's senior notes are guaranteed by all of the Company's subsidiaries (except for its foreign subsidiaries operating in Argentina and Canada), all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

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

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2003
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Assets:
Current assets	$11,263	$153,648	$15,582	$—	$180,493
Net property and equipment	45,026	862,493	21,655	—	929,174
Goodwill, net	3,431	333,602	713	—	337,746
Deferred costs, net	12,783	—	—	—	12,783
Inter-company receivables	742,567	—	—	(742,567)	—
Other assets	19,220	13,198	—	—	32,418

Total assets	$834,290	$1,362,941	$37,950	$(742,567)	$1,492,614

Liabilities and equity:
Current liabilities	$35,670	$59,277	$3,827	$—	$98,774
Long-term debt	479,300	—	—	—	479,300
Capital lease obligations	1,671	11,461	—	—	13,132
Inter-company payables	—	721,868	20,699	(742,567)	—
Deferred tax liability	150,688	—	—	—	150,688
Other long-term liabilities	19,483	31,933	96	—	51,512
Stockholders' equity	147,478	538,402	13,328	—	699,208

Total liabilities and stockholders' equity	$834,290	$1,362,941	$37,950	$(742,567)	$1,492,614

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Assets:
Current assets	$17,716	$143,579	$14,279	$—	$175,574
Net property and equipment	43,134	893,775	19,596	—	956,505
Goodwill, net	3,431	318,208	631	—	322,270
Deferred costs, net	13,503	—	—	—	13,503
Inter-company receivables	760,990	—	—	(760,990)	—
Other assets	19,687	14,463	—	—	34,150

Total assets	$858,461	$1,370,025	$34,506	$(760,990)	$1,502,002

Liabilities and equity:
Current liabilities	$50,644	$54,528	$3,703	$—	$108,875
Long-term debt	472,336	—	—	—	472,336
Capital lease obligations	1,648	12,573	—	—	14,221
Inter-company payables	—	739,842	21,148	(760,990)	—
Deferred tax liability	161,265	—	—	—	161,265
Other long-term liabilities	28,530	20,314	93	—	48,937
Stockholders' equity	144,038	542,768	9,562	—	696,368

Total liabilities and stockholders' equity	$858,461	$1,370,025	$34,506	$(760,990)	$1,502,002

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2003
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$68	$209,084	$5,972	$—	$215,124
Costs and expenses:
Direct expenses	—	154,578	4,390	—	158,968
Depreciation, depletion and amortization expense	915	24,188	498	—	25,601
General and administrative expense	8,763	12,911	444	—	22,118
Interest	10,864	145	39	—	11,048
Gain on retirement of debt	(2)	—	—	—	(2)

Total costs and expenses	20,540	191,822	5,371	—	217,733

Income (loss) before income taxes	(20,472)	17,262	601	—	(2,609)
Income tax (expense) benefit	6,552	(5,525)	(192)	—	835

Net income (loss)	$(13,920)	$11,737	$409	$—	$(1,774)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2002
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$310	$165,899	$4,032	$—	$170,241
Costs and expenses:
Direct expenses	—	122,005	3,370	—	125,375
Depreciation, depletion and amortization expense	464	18,811	614	—	19,889
General and administrative expense	5,526	7,725	443	—	13,694
Interest	9,619	276	(20)	—	9,875
Loss on retirement of debt	8,468	—	—	—	8,468

Total costs and expenses	24,077	148,817	4,407	—	177,301

Income (loss) before income taxes	(23,767)	17,082	(375)	—	(7,060)
Income tax (expense) benefit	8,195	(5,890)	129	—	2,434

Net income (loss)	$(15,572)	$11,192	$(246)	$—	$(4,626)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2003
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Net cash provided (used) by operating activities	$(10,684)	$16,174	$2,571	$—	$8,061
Net cash provided (used) in investing activities	(3,071)	(14,445)	(1,306)	—	(18,822)
Net cash provided (used) in financing activities	7,301	(2,187)	—	—	5,114
Effect of exchange rate changes on cash	—	—	165	—	165

Net increase (decrease) in cash	(6,454)	102	870	—	(5,482)
Cash at beginning of period	5,183	908	2,953	—	9,044

Cash at end of period	$(1,271)	$1,010	3,823	$—	$3,562

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended March 31, 2002
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Net cash provided (used) by operating activities	$11,408	$16,179	$2,299	$—	$29,886
Net cash provided (used) in investing activities	(11,062)	(12,781)	(2,565)	—	(26,408)
Net cash provided (used) in financing activities	34,111)	(2,511)	—	—	31,600
Effect of exchange rate changes on cash	—	—	(77)	—	(77)

Net increase (decrease) in cash	34,457	887	(343)	—	35,001
Cash at beginning of period	2,507	3,776	1,683	—	7,966

Cash at end of period	$36,964	$4,663	1,340	$—	$42,967

11.    GAINS (LOSSES) ON RETIREMENT OF DEBT—SFAS 145

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The provisions of SFAS 145, which are currently applicable to the Company, rescind Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, and instead requires that such gains and losses be reported in operating income. The Company now records gains and losses from the extinguishment of debt in operating income and has reclassified such gains and losses in the financial statements for the three months ended March 31, 2002 to conform to the presentation for the three months ended March 31, 2003.

12.    SUBSEQUENT EVENT—SENIOR NOTES OFFERING

        On May 14, 2003, the Company completed a public offering of $150,000,000 of its 6 3/8% Senior Notes due 2013. The cash proceeds from the debt offering, net of fees and expenses, will be used to repay the balance of the revolving loan facility then outstanding under the Company's senior credit facility, with the remainder to be used for general corporate purposes, including further debt retirement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NOTE REGARDING FORWARD—LOOKING STATEMENTS

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

        The following discussion provides information to assist in the understanding of the Company's financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report. As used in this Item 2, references to composite well servicing rig rates means, for a given period, the total well servicing revenues for that period divided by the total well servicing hours for that period. As used in this Item 2, references to composite contract drilling rig rates means, for a given period, the total contract drilling revenues for that period divided by the total contract drilling hours for that period. As used in this Item 2, references to composite truck rates means, for a given period, the total trucking revenues for that period divided by the total trucking hours for that period.

RESULTS OF OPERATIONS

        The Company's results of operations for the first quarter of fiscal 2003 reflect the impact of continued improvement in industry conditions resulting from continued strength in natural gas prices.

THREE MONTHS ENDED MARCH 31, 2003 VERSUS THREE MONTHS ENDED MARCH 31, 2002

        The Company's revenue for the three months ended March 31, 2003 increased $44,883,000, or 26%, to $215,124,000 from $170,241,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, the Company incurred a net loss of $1,774,000, an improvement of $2,852,000, or 62%, from a net loss of $4,626,000 for the three months ended March 31, 2002. The increase in revenues and decrease in net loss is principally due to increasing levels of activity and the acquisition of QSI, partially offset by lower composite truck rates and inclement weather in the form of heavy ice and snow storms during the last two weeks of February and early March. Overall rig hours for the three months ended March 31, 2003 increased approximately 7% compared to overall rig hours for the three months ended March 31, 2002. Trucking hours for the three months ended March 31, 2003 increased 51% compared to trucking hours for the three months ended March 31, 2002 principally due to the acquisition of QSI and improved activity levels. However, composite truck rates for the three months ended March 31, 2003 declined approximately 7% compared to composite truck rates for the three months ended March 31, 2002. Contributing to the net loss for the three months ended March 31, 2003, were costs of approximately $1,100,000 associated with the closure of two of the Company's pressure pumping facilities and additional repair and maintenance costs incurred by the Company as it took advantage of weather-related downtime.

Operating Revenues

        Well Servicing.    Well servicing revenues for the three months ended March 31, 2003 increased $43,538,000, or 28%, to $197,600,000 from $154,062,000 for the three months ended March 31, 2002. The increase in revenues was primarily due to an increase in activity and the acquisition of QSI partially offset by declines in composite truck rates. Well servicing hours for the three months ended March 31, 2003 increased 7% compared to well servicing hours for the three months ended March 31, 2002, while composite well servicing rig rates declined by approximately 1% for the three months ended March 31, 2003 compared to well servicing rig rates for the three months ended March 31, 2002. While trucking hours for the three months ended March 31, 2003 increased approximately 51% compared to trucking hours for the three months ended March 31, 2002, composite truck rates for the three months ended March 31, 2003 decreased by approximately 7% compared to composite truck rates for the three months ended March 31, 2002.

        Contract Drilling.    Contract drilling revenues for the three months ended March 31, 2003 increased $1,819,000, or 13%, to $16,153,000 from $14,334,000 for the three months ended March 31, 2002. The increase in revenues was primarily due to an increase in composite contract drilling rig rates and a slight improvement in contract drilling hours. Contract drilling hours for the three months ended March 31, 2003 increased 2% compared to contract drilling hours for the three months ended March 31, 2002, while composite contract drilling rig rates for the three months ended March 31, 2003 increased by approximately 10% for the three months ended March 31, 2003 compared to composite contract drilling rig rates for the three months ended March 31, 2002.

Operating Expenses

        Well Servicing.    Well servicing expenses for the three months ended March 31, 2003 increased $33,078,000, or 29%, to $146,110,000 from $113,032,000 for the three months ended March 31, 2002. The increase was primarily due to increased levels of activity and related repair and maintenance costs, the acquisition of QSI and higher insurance costs, primarily in workers' compensation. Well servicing expenses, as a percentage of well servicing revenue, increased from 73% for the three months ended March 31, 2002 to 74% for the three months ended March 31, 2003.

        Contract Drilling.    Contract drilling expenses for the three months ended March 31, 2003 increased $551,000, or 5%, to $11,943,000 from $11,392,000 for the three months ended March 31, 2002. The increase was primarily due to increased levels of activity and related repair and maintenance costs and higher insurance costs primarily in workers' compensation. Contract drilling expenses, as a percentage of contract drilling revenues, decreased from 79% for the three months ended March 31, 2002 to 74% for the three months ended March 31, 2003.

Depreciation, Depletion and Amortization Expense

        The Company's depreciation, depletion and amortization expense for the three months ended March 31, 2003 increased $5,712,000, or 29%, to $25,601,000 from $19,889,000 for the three months ended March 31, 2002. The increase is primarily due to the acquisition of QSI, which added approximately $117,761,000 in net depreciable assets and to a lesser extent by the Company's ongoing capital expenditure program, which includes remanufacturing of well service and contract drilling equipment and the Company's technology initiative.

General and Administrative Expenses

        The Company's general and administrative expenses for the three months ended March 31, 2003 increased $8,424,000, or 62%, to $22,118,000 from $13,694,000 for the three months ended March 31, 2002. The increase was primarily due to the acquisition of QSI, consolidation and severance costs associated with the closure of two of the Company's pressure pumping facilities and relocation of related equipment to higher margin locations, and increases in personnel supporting the implementation of information technology initiatives. General and administrative expenses, as a percentage of revenues, increased from 8% for the three months ended March 31, 2002 to 10% for the three months ended March 31, 2003.

Interest Expense

        The Company's interest expense for the three months ended March 31, 2003 increased $1,173,000, or 12%, to $11,048,000 from $9,875,000 for the three months ended March 31, 2002. The increase was primarily due to higher average long term debt in the quarter ended March 31, 2003 as compared to March 31, 2002 resulting from the borrowing under the revolver related to the QSI acquisition. Included in interest expense was the amortization of deferred debt issuance costs, discount and premium of approximately $776,000 and $277,000 for the three months ended March 31, 2003 and 2002, respectively.

Gain (Loss) on Retirement of Debt

        During the three months ended March 31, 2003, the Company repurchased approximately $55,000 of its long-term debt at a discount, which resulted in a gain of $2,000. During the three months ended March 31, 2002, the Company repurchased approximately $35,518,000 of its long-term debt at a premium and expensed related debt issuance costs which resulted in a loss of $8,468,000. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The new standard rescinds Statement No. 4, which required all gains and losses from extinguishment of debt to be recorded as extraordinary items.

Income Taxes

        The Company's income tax benefit for the three months ended March 31, 2003 decreased $1,599,000 to a benefit of $835,000 from a benefit of $2,434,000 for the three months ended March 31, 2002. The Company's effective tax rate for the three months ended March 31, 2003 and 2002 was 32% and 34%, respectively. The effective tax rates are different from the statutory rate of 35% because of non-deductible expenses and the effects of state and local taxes.

Cash Flows

        The Company's net cash provided by operating activities for the three months ended March 31, 2003 decreased $21,825,000 to $8,061,000 from $29,886,000 for the three months ended March 31, 2002. The decrease was primarily due to the increase in accounts receivable from the three months ended March 31, 2002 compared to the three months ended March 31, 2003 resulting from increased activity levels.

        The Company's net cash used in investing activities for the three months ended March 31, 2003 decreased $7,586,000 to $18,822,000 from $26,408,000 for the three months ended March 31, 2002. The decrease from the three months ended March 31, 2002 compared to the three months ended March 31, 2003 was due to the completion of several minor acquisitions during the three months ended March 31, 2002 and minimal acquisition activity in the three months ended March 31, 2003.

        The Company's net cash provided by financing activities for the three months ended March 31, 2003 decreased $26,486,000 to $5,114,000 from $31,600,000 for the three months ended March 31, 2002. During the three months ended March 31, 2003, there was minimal debt principal activity as compared to the three months ended March 31, 2002. During the three months ended March 31, 2002, the Company repurchased approximately $35,403,000 of its 14% Senior Subordinated Notes using the net proceeds from the Company's December 2001 equity offering and repaid approximately $45 million in borrowings under its revolver using proceeds from the Company's March 2002 senior notes offering.

        The effect of exchange rates on cash for the three months ended March 31, 2003 and 2002 was a source of $165,000 and a use of $77,000, respectively. This was principally the result of the change in exchange rates of the Argentine peso for the corresponding periods.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has historically funded its operations, acquisitions, capital expenditures and working capital requirements from cash flow from operations, bank borrowings and the issuance of equity and long-term debt. The Company believes that its current reserves of cash and cash equivalents, availability of its existing credit lines, access to capital markets and internally generated cash flows from operations are sufficient to finance the cash requirements of its current cash and future operations, acquisitions and capital expenditures.

LONG-TERM DEBT

        Other than capital lease obligations and miscellaneous notes payable, as of March 31, 2003, the Company's long-term debt was comprised of (i) a senior credit facility, (ii) a series of 8 3/8% Senior Notes Due 2008, (iii) a series of 14% Senior Subordinated Notes Due 2009, and (iv) a series of 5% Convertible Subordinated Notes Due 2004.

Senior Credit Facility

        On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement, as subsequently amended (the "Senior Credit Facility"). The Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $75,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 1.00% or a Eurodollar rate plus a variable margin of 1.75% to 3.00%. The Senior Credit Facility has customary affirmative and negative covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth, as well as limitations on liens and indebtedness and restrictions on dividends, acquisitions and dispositions. As of March 31, 2003, the Company was in compliance with all covenants contained in the Senior Credit Facility.

        As of March 31, 2003, approximately $59,000,000 was outstanding under the revolving loan facility and approximately $38,823,000 of letters of credit related to workers' compensation insurance were outstanding. The Company drew down approximately $53 million on July 19, 2002 in connection with the acquisition of QSI.

8 3/8% Senior Notes

        On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Company's then outstanding senior credit facility (the "Prior Senior Credit Facility") and a portion of the revolving loan facility under the Prior Senior Credit Facility then outstanding. On March 1, 2002, the Company completed a public offering of an additional $100,000,000 of 8 3/8% Senior Notes due 2008. The net cash proceeds from the public offering were used to repay all of the remaining balance of the revolving loan facility under the Prior Senior Credit Facility. The 8 3/8% Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by all of the Company's subsidiaries (except for its foreign subsidiaries operating in Argentina and Canada). The 8 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness, which includes borrowings under the Senior Credit Facility.

        On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

        At March 31, 2003, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding. The 8 3/8% Senior Notes require semi-annual interest payments on March 1 and September 1 of each year. Interest of approximately $11,516,000 was paid on March 1, 2003. As of March 31, 2003, the Company was in compliance with all covenants contained in the 8 3/8% Senior Notes.

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

        On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity. During the year ended June 30, 2001, the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in a loss of approximately $2,561,000. On January 14, 2002, the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in a loss of approximately $8,468,000. Also, during the year ended June 30, 2002, the Company purchased and canceled $6,784,000 principal amount of the 14% Senior Subordinated Notes at a price of 116% of the principal amount plus accrued interest. These transactions resulted in a loss of approximately $1,821,000.

        The Unit Warrants have separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility and the 8 3/8% Senior Notes. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company's subsidiaries (except for its foreign subsidiaries operating in Argentina and Canada).

        At March 31, 2003, $97,500,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year. Interest of approximately $6,825,000 was paid on January 15, 2003. As of March 31, 2003, 63,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 86,500 Unit Warrants outstanding. As of March 31, 2003, the Company was in compliance with all covenants contained in the 14% Senior Subordinated Notes.

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

        During the three months ended March 31, 2003, the Company repurchased (and canceled) approximately $55,000 principal amount of the 5% Convertible Subordinated Notes, leaving $49,499,000 outstanding as of March 31, 2003. These repurchases resulted in a gain of approximately $2,000. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15 of each year. Interest of approximately $1,237,000 was paid on March 15, 2003. As of March 31, 2003, the Company was in compliance with all covenants contained in the 5% Convertible Subordinated Notes.

CRITICAL ACCOUNTING POLICIES

        The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company's Transition Report on Form 10-K as of and for the six months ended December 31, 2002.

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

RECENTLY ISSUED FINANCIAL ACCOUNTING STANDARDS

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN 46. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have a material effect on the Company's financial statements. FIN 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities FIN 46 becomes effective.

        In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows. SFAS 149 is effective for hedging relationships designated and for contracts entered into or modified after June 30, 2003, except for provisions that relate to SFAS 133 Statement Implementation Issues that have been effective for fiscal quarters prior to June 15, 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The application of SFAS 149 is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

        The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Keys's potential exposure to market risk. The term "market risk" refers to the risk of loss arising from adverse changes in foreign currency exchange, interest rates and oil and natural gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.

INTEREST RATE RISK

        At March 31, 2003, the Company had long-term debt and capital lease obligations outstanding of approximately $499,069,000. Of this amount, approximately $420,365,000 or 84%, bears interest at fixed rates as follows:

At March 31, 2003
(thousands)
8 3/8% Senior Notes Due 2008	$276,278
14% Senior Subordinated Notes Due 2009	94,494
5% Convertible Subordinated Notes Due 2004	49,499
Other (rates approximate 8.0%)	94

$420,365

        The remaining $78,704,000 of long-term debt and capital lease obligations outstanding as of March 31, 2003 bears interest at floating rates, which averaged approximately 4.1% at March 31, 2003. A 10% increase in short-term interest rates on the floating-rate debt outstanding at March 31, 2003 would equal approximately 41 basis points. Such an increase in interest rates would increase Key's 2003 annual interest expense by approximately $300,000 assuming borrowed amounts remain outstanding.

        The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

FOREIGN CURRENCY RISK

        During the year ended June 30, 2002, the Argentine government suspended the law tying the Argentine peso to the U.S. dollar at the conversion ratio of 1:1 and created a dual currency system in Argentina. Key's net assets of its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos as of March 31, 2003 and December 31, 2002. Assets and liabilities of the Argentine operations were translated to U.S. dollars at March 31, 2003 and December 31, 2002 using the applicable free market conversion ratio of 3.0:1 and 3.4:1, respectively, and will be translated at future dates using the applicable free market conversion ratio on such dates. Key's net earnings and cash flows from its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos. Revenues, expenses and cash flows will be translated using the average exchange rates.

        The change in the Argentine peso to the U.S. dollar exchange rate since December 31, 2002 has increased stockholders' equity by approximately $3,179,000, through a credit to other comprehensive loss through March 31, 2003.

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

        Key's net assets, net earnings and cash flows from its Egyptian subsidiary are based on the U.S. dollar. Foreign currency transactions are included in determination of net income for the period.

COMMODITY PRICE RISK

        Key's major market risk exposure for its oil and natural gas production operations is in the pricing applicable to its oil and natural gas sales. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot market prices for natural gas. Pricing for oil and natural gas production has been volatile and unpredictable for many years.

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

        As of March 31, 2003, Key had an oil put option in place, as detailed in the following table. Hedged oil volumes as a percentage of actual production was 41%, for the three months ended March 31, 2003. A 10% variation in the market price of oil or natural gas from their levels at March 31, 2003 would have no material impact on the Company's net assets, net earnings or cash flows (as derived from commodity option contracts).

        The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at March 31, 2003 and 2002:

	Monthly Income			Strike Price Per Bbl/MMbtu
	Oil (Bbls)	Gas (MMbtu)
			Term	Floor	Cap	Fair Value
At March 31, 2003
Oil Put	4,000	—	Mar 2003-Feb 2004	$21.00	—	$17,000
At March 31, 2002
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$46,000
Natural Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$131,000

(The strike prices for the oil puts are based on the NYMEX spot price for West Texas Intermediate; the strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures

    Within the 90-day period prior to the filing date of this Quarterly Report on Form 10-Q, the Company, under the supervision, and with the participation, of its management, including its principal executive officer and principal financial officer, performed an evaluation of the design and operation of the Company's disclosure controls and procedures (as defined in Securities and Exchange Act Rule 13a-14(c)). Based on that evaluation, the Company's principal executive officer and principal financial officer concluded that such disclosure controls and procedures are effective to ensure that material information relating to the Company, including its consolidated subsidiaries, is accumulated and communicated to the Company's management and made known to the principal executive officer and principal financial officer, particularly during the period for which this periodic report was being prepared.

  (b)
  Changes in Internal Controls

    There were no significant changes in the Company's internal controls during the three month period ended March 31, 2003 nor did any other factors exist that could significantly affect such controls through the date of this report.

PART II—OTHER INFORMATION

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

  (a)
  Exhibits

  99.1*
  Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(b)
Reports on Form 8-K

  The Company filed the following reports on Form 8-K during the quarter ended March 31, 2003:

  (i)
  Current Report on Form 8-K dated January 31, 2003 filed to report the updated pro forma information with respect to the acquisition of Q Services, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC.
Dated: May 15, 2003	By	/s/ FRANCIS D. JOHN President and Chief Executive Officer
Dated: May 15, 2003	By	/s/ ROYCE W. MITCHELL Chief Financial Officer

I, Francis D. John, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Key Energy Services, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

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

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

  c)
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

  6.
  The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By	/s/ FRANCIS D. JOHN Chief Executive Officer

I, Royce W. Mitchell, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of Key Energy Services, Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report.

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

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of the quarterly report (the "Evaluation Date"); and

  c)
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

  6.
  The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	By	/s/ ROYCE W. MITCHELL Chief Financial Officer