Form 10-Q
period 2003-06-30
KEY ENERGY SERVICES INC
filed 2003-08-06
CIK 318996

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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
Registrant's telephone number including area code: (432) 620-0300

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

Common Shares outstanding at August 5, 2003—129,649,827

Key Energy Services, Inc.

Key Energy Services, Inc.

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
	(thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$72,664	$9,044
Accounts receivable, net of allowance for doubtful accounts of $5,131 and $4,439, at June 30, 2003 and December 31, 2002, respectively	162,410	141,958
Inventories	13,491	10,243
Prepaid expenses and other current assets	13,061	14,329

Total current assets	261,626	175,574

Property and equipment:
Well servicing equipment	952,364	935,911
Contract drilling equipment	132,008	128,199
Motor vehicles	79,349	79,110
Oil and natural gas properties and other related equipment, successful efforts method	48,365	48,362
Furniture and equipment	58,208	51,349
Buildings and land	50,229	48,922

Total property and equipment	1,320,523	1,291,853
Accumulated depreciation and depletion	(382,879)	(335,348)

Net property and equipment	937,644	956,505

Goodwill, net	344,664	322,270
Deferred costs, net	14,765	13,503
Notes and accounts receivable—related parties	191	251
Other assets	28,570	33,899

Total assets	$1,587,460	$1,502,002

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,663	$28,818
Other accrued liabilities	63,148	57,823
Accrued interest	15,855	15,226
Current portion of long-term debt and capital lease obligations	6,441	7,008

Total current liabilities	108,107	108,875

Long-term debt, less current portion	539,506	472,336
Capital lease obligations, less current portion	12,753	14,221
Deferred revenue	6,570	8,460
Non-current accrued expenses	48,725	40,477
Deferred tax liability	153,309	161,265
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 130,051,496 and 128,757,693 shares issued at June 30, 2003 and December 31, 2002, respectively	13,004	12,876
Additional paid-in capital	684,538	673,249
Treasury stock, at cost; 416,666 shares at June 30, 2003 and December 31, 2002	(9,682)	(9,682)
Accumulated other comprehensive loss	(39,111)	(45,431)
Retained earnings	69,741	65,356

Total stockholders' equity	718,490	696,368

Total liabilities and stockholders' equity	$1,587,460	$1,502,002

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.

Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(thousands, except per share data)
REVENUES:
Well servicing	$219,970	$154,051	$419,128	$308,485
Contract drilling	18,511	13,130	33,106	27,092
Other	1,114	2,568	2,485	4,413

Total revenues	239,595	169,749	454,719	339,990

COSTS AND EXPENSES:
Well servicing	154,333	121,003	301,238	234,361
Contract drilling	13,189	10,387	24,337	21,453
Depreciation, depletion and amortization	25,690	20,783	51,291	40,672
General and administrative	23,585	16,881	45,703	30,575
Interest	12,166	10,411	23,214	20,286
Other expenses	974	1,245	1,889	2,196
Foreign currency transaction gain, Argentina	—	(401)	—	(401)
(Gain) loss on retirement of debt	(14)	(11)	(16)	8,457

Total costs and expenses	229,923	180,298	447,656	357,599

Income (loss) before income taxes	9,672	(10,549)	7,063	(17,609)
Income tax benefit (expense)	(3,519)	4,686	(2,684)	7,120

NET INCOME (LOSS)	$6,153	$(5,863)	$4,379	$(10,489)

EARNINGS (LOSS) PER SHARE:
Net income (loss)
Basic	$0.05	$(0.05)	$0.03	$(0.10)
Diluted	$0.05	$(0.05)	$0.03	$(0.10)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	129,128	109,776	128,765	109,225
Diluted	131,356	109,776	130,761	109,225

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(thousands)		(thousands)
NET INCOME (LOSS)	$6,153	$(5,863)	$4,379	$(10,489)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Oil and natural gas derivatives adjustment, net of tax	(24)	(177)	(39)	(636)
Amortization of oil and natural gas derivatives, net of tax	18	144	695	(179)
Foreign currency translation gain (loss), net of tax	2,353	(4,850)	5,664	(24,158)

COMPREHENSIVE INCOME (LOSS), NET OF TAX	$8,500	$(10,746)	$10,699	$(35,462)

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(thousands)		(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,153	$(5,863)	$4,379	$(10,489)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	25,690	20,783	51,291	40,672
Amortization of deferred debt issuance costs, discount and premium	833	612	1,609	1,282
Deferred income tax expense (benefit)	3,198	(2,189)	2,303	(2,320)
Loss on sale of assets	235	16	291	162
Foreign currency transaction gain, Argentina	—	(401)	—	(401)
(Gain) loss on retirement of debt	(14)	(11)	(16)	8,457
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(11,026)	1,848	(21,139)	25,696
Increase in other current assets	(736)	(1,982)	(686)	(1,913)
Increase in accounts payable, accrued interest and accrued expenses	10,924	22,249	735	7,286
Other assets and liabilities	4,882	9,824	9,433	6,733

Net cash provided by operating activities	40,139	44,886	48,200	75,165

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures—well servicing	(15,386)	(16,098)	(31,079)	(29,456)
Capital expenditures—contract drilling	(3,073)	(5,658)	(4,003)	(8,784)
Capital expenditures—other	(5,177)	(7,373)	(7,772)	(9,795)
Proceeds from sale of fixed assets	565	296	1,520	603
Acquisitions—well servicing, net of cash acquired	(3,689)	(396)	(4,248)	(8,598)
Acquisitions—contract drilling, net of cash acquired	—	(2,037)	—	(2,037)

Net cash used in investing activities	(26,760)	(31,266)	(45,582)	(58,067)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(101,632)	(846)	(107,697)	(124,628)
Repayment of capital lease obligations	(2,372)	(2,451)	(4,799)	(5,183)
Proceeds from long-term debt	162,000	—	175,000	159,500
Proceeds paid for debt issuance costs	(2,963)	—	(2,963)	(1,585)
Proceeds from exercise of stock options	1,482	1,405	2,113	1,599
Other	—	(214)	(25)	(209)

Net cash provided by financing activities	56,515	(2,106)	61,629	29,494

Effect of exchange rates on cash	(792)	(334)	(627)	(411)

Net increase (decrease) in cash and cash equivalents	69,102	11,180	63,620	46,181
Cash and cash equivalents at beginning of period	3,562	42,967	9,044	7,966

Cash and cash equivalents at end of period	$72,664	$54,147	$72,664	$54,147

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.
Notes to Consolidated Financial Statements
June 30, 2003 and 2002

1.    SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of Presentation

        The consolidated financial statements of Key Energy Services, Inc. (the "Company", or "Key") and its wholly-owned subsidiaries as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented. These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company's Transition Report on Form 10-K for the six months ended December 31, 2002. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2003.

Stock Based Compensation

        The Company accounts for stock option grants to employees using the intrinsic value method of accounting prescribed by APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under the Company's stock incentive plan, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock. Accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recognized.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(thousands, except per share data)
Net income (loss):
As reported	$6,153	$(5,863)	$4,379	$(10,489)
Deduct: Total stock-based employee compenstation expense determined under fair value based method for all awards, net of tax	(2,191)	(2,651)	(4,504)	(6,013)

Pro forma	$3,962	$(8,514)	$(125)	$(16,502)

Basic earnings per share:
As reported	$0.05	$(0.05)	$0.03	$(0.10)
Pro forma	$0.03	$(0.08)	$—	$(0.15)
Diluted earnings per share:
As reported	$0.05	$(0.05)	$0.03	$(0.10)
Pro forma	$0.03	$(0.08)	$—	$(0.15)

Reclassifications

        Certain reclassifications have been made to the consolidated financial statements for the three and six months ended June 30, 2002 to conform to the presentation for the three and six months ended June 30, 2003. The reclassifications consist primarily of gains (losses) on the retirement of debt which are now being recorded as operating expenses rather than as extraordinary items in accordance with SFAS 145, which the Company adopted on July 1, 2002 (See Note 11). In addition, certain property and equipment of the Company, which may be used in either well servicing or drilling that had been previously classified as drilling has now been reclassified as well servicing along with related operating results. The reclassification was made because the majority of the services performed are well servicing in nature.

2.    ASSET RETIREMENT OBLIGATIONS—SFAS 143

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"). The new standard requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset. At June 30, 2003 and December 31, 2002, the asset retirement obligation was approximately $9,456,000 and $9,231,000, respectively, related to expected abandonment costs of its oil and natural gas producing properties and salt water disposal wells. The increase in the balance from December 31, 2002 of approximately $225,000 is due to accretion of the discounted liability.

3.    GOODWILL AND OTHER INTANGIBLE ASSETS—SFAS 142

        The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). SFAS 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. The Company completed its most recent assessment of goodwill impairment as of June 30, 2003. The assessment did not result in an indication of goodwill impairment.

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

        The gross carrying amount of noncompete agreements subject to amortization totaled approximately $16,143,000 and $18,669,000 at June 30, 2003 and December 31, 2002, respectively. Accumulated amortization related to these intangible assets totaled approximately $6,198,000 and $7,511,000 at June 30, 2003 and December 31, 2002, respectively. Amortization expense for the three months ended June 30, 2003 and 2002 was approximately $1,013,000 and $729,000, respectively. Amortization expense for the six months ended June 30, 2003 and 2002 was approximately $2,132,000 and $1,144,000, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $3,554,000, $2,691,000, $2,067,000, $1,498,000 and $117,000.

        The gross carrying amount of patents subject to amortization totaled approximately $2,454,000 and $2,380,000 at June 30, 2003 and December 31, 2002, respectively. Accumulated amortization related to these intangible assets totaled approximately $336,000 and $160,000 as of June 30, 2003 and December 31, 2002, respectively. The Company began acquiring patents on July 16, 2002. Amortization expense for the three and six months ended June 30, 2003 was approximately $88,000 and $176,000, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $398,000, $398,000, $398,000, $398,000 and $286,000.

        The Company has identified its reporting segments to be well servicing and contract drilling. Net goodwill allocated to such reporting segments at June 30, 2003 was approximately $330,346,000 and $14,318,000, respectively, and at December 31, 2002 was approximately $307,987,000 and $14,283,000, respectively. The change in carrying amount of goodwill for the three and six months ended June 30, 2003 was approximately $6,918,000 and $23,715,000, respectively, relates principally to the allocation of goodwill from the acquisition of Q Services, Inc. (See Note 5) and the preliminary allocation of goodwill from other small acquisitions, and the foreign currency translation adjustment for the Company's Argentina operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(thousands, except per share data)
Basic EPS Computation:
Numerator
Net income (loss)	$6,153	$(5,863)	$4,379	$(10,489)
Denominator
Weighted average common shares outstanding	129,128	109,776	128,765	109,225

Basic EPS:
Net income (loss)	$0.05	$(0.05)	$0.03	$(0.10)

Diluted EPS Computation:
Numerator
Net income (loss)	$6,153	$(5,863)	$4,379	$(10,489)
Denominator
Weighted average common shares outstanding	129,128	109,776	128,765	109,225
Warrants	465	—	444	—
Stock options	1,763	—	1,552	—

	131,356	109,776	130,761	109,225

Diluted EPS:
Net income (loss)	$0.05	$(0.05)	$0.03	$(0.10)

        The diluted earnings per share calculation for the three and six month periods ended June 30, 2003 excludes the effect of the potential exercise of 350,000 of the Company's stock options and the potential exercise of the Company's convertible debt because the effects of such instruments on earnings per share would be anti-dilutive. The diluted earnings per share calculation for the three months and six month periods ended June 30, 2002 excludes the effect of the potential exercise of the Company's convertible debt, outstanding warrants and stock options because the effects of such instruments on earnings per share would be anti-dilutive.

5.    Q SERVICES ACQUISITION

        On July 19, 2002, the Company acquired Q Services, Inc. ("QSI") pursuant to an Agreement and Plan of Merger dated May 13, 2002, as amended, by and among the Company, Key Merger Sub, Inc. and QSI. As consideration for the acquisition, the Company issued approximately 17.1 million shares of its common stock to the QSI shareholders and paid approximately $94.2 million in cash at the closing to retire debt and preferred stock of QSI and to satisfy certain other obligations of QSI. In addition to assuming the positive working capital of QSI, the Company incurred other direct acquisition costs and assumed certain other liabilities of QSI, resulting in the Company recording an aggregate purchase price of approximately $251 million. The value of the shares issued was based on the closing price of the Company's common stock on the closing date of $8.75 per share. The results of QSI's operations have been included in the consolidated financial statements since the closing date. Prior to the acquisition, QSI was a privately held corporation conducting field production, pressure pumping, and other service operations in Louisiana, New Mexico, Oklahoma, Texas, and the Gulf of Mexico. The Company and QSI operated in adjacent and or overlapping locations and the Company expects to realize future cost savings and synergies in connection with the merger.

        The following table summarizes the estimated preliminary fair value of the assets acquired and liabilities assumed at the date of acquisition:

At July 19, 2002
(thousands)
Current assets	$37,734
Property and equipment	114,519
Intangible assets	3,242
Other assets	344
Goodwill	136,640

Total assets aquired	292,479

Current liabilities	18,597
Capital lease obligations	77
Non-current accrued expenses	17,908
Deferred tax liablity	5,124

Total liabilities assumed	41,706

Net assets acquired	$250,773

        The $3,242,000 of intangible assets consists of noncompete agreements which have a weighted-average useful life of approximately two years. The $136,640,000 of goodwill was allocated to the well servicing reporting segment. Of that amount, $11,645,000 is expected to be deductible for income taxes.

        During the three months ended March 31, 2003, the Company recorded an adjustment of approximately $24.5 million to reduce the cost allocated to certain equipment in the preliminary fair value allocation. The adjustment was based on an independent third party appraisal of the estimated fair value of the equipment as of the July 2002 acquisition date.

        The following unaudited pro forma results of operations have been prepared as though QSI had been acquired on January 1, 2002. Pro forma amounts are not necessarily indicative of the results that may be reported in the future.

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(thousands, except per share data)
Revenues	$208,654	$417,922
Net income (loss)	(7,846)	(11,271)
Basic earnings (loss) per share	$(0.06)	$(0.09)

6.    SENIOR NOTES OFFERING

        On May 14, 2003, the Company completed a public offering of $150,000,000 of 6 3/8% Senior Notes due 2013. The cash proceeds from the debt offering, net of fees and expenses, were used to repay the balance of the revolving loan facility then outstanding under the Company's senior credit facility, with the remainder to be used for general corporate purposes, including further debt retirement.

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

        The Company did not document the May 25, 2001 and May 2, 2002 oil and natural gas options as cash flow hedges until July 1, 2001 and July 1, 2002, respectively. The Company recorded a net decrease in derivative assets of approximately $27,000 and $778,000 during the six months ended June 30, 2003 and 2002, respectively. The Company recorded no ineffectiveness for the six months ended June 30, 2003 and an earnings charge of approximately $9,000 for the six months ended June 30, 2002.

        The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2003 and 2002:

				Strike Price Per Bbl/Mmbtu
	Oil (Bbls)	Gas (Mmbtu)
			Term	Floor	Cap	Fair Value
At June 30, 2003
Oil Put	4,000	—	Mar 2003-Feb 2004	$21.00	—	$7,000
At June 30, 2002
Oil Put	5,000	—	Mar 2002-Feb 2003	$22.00	—	$24,000
Oil Put	4,000	—	Mar 2003-Feb 2004	$21.00	—	$118,000
Natural Gas Put	—	75,000	Mar 2002-Feb 2003	$3.00	—	$104,000

        (The strike prices for the oil puts are based on the NYMEX spot prices for West Texas Intermediate. The strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

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

	Well Servicing	Contract Drilling	Corporate /Other	Total
Three Months Ended June 30, 2003
Operating revenues	$219,970	$18,511	$1,114	$239,595
Operating profit	65,637	5,322	140	71,099
Depreciation, depletion and amortization	21,367	2,649	1,674	25,690
Interest expense	155	—	12,011	12,166
Net income (loss)*	13,332	566	(7,745)	6,153
Identifiable assets	817,648	89,258	335,890	1,242,796
Capital expenditures (excluding acquisitions)	15,386	3,073	5,177	23,636
Three Months Ended June 30, 2002
Operating revenues	$154,051	$13,130	$2,568	$169,749
Operating profit	33,048	2,743	1,323	37,114
Depreciation, depletion and amortization	17,059	2,257	1,467	20,783
Interest expense	239	—	10,172	10,411
Net income (loss)*	225	(394)	(5,694)	(5,863)
Identifiable assets	686,423	91,374	264,129	1,041,926
Capital expenditures (excluding acquisitions)	16,098	5,658	7,373	29,129

*
Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

        Operating revenues for the Company's foreign operations (which consists of Argentina, Canada and Egypt) for the three months ended June 30, 2003 and 2002 were approximately $12.3 million and $5.1 million, respectively. Operating profits for the Company's foreign operations for the three months ended June 30, 2003 and 2002 were approximately $4.8 million and $1.0 million, respectively. The Company had approximately $57.1 million and $27.9 million of identifiable assets as of June 30, 2003 and 2002, respectively, related to foreign operations. Capital expenditures for the Company's foreign operations for the three months ended June 30, 2003 and 2002 were approximately $0.7 million and $0.4 million, respectively.

	Well Servicing	Contract Drilling	Corporate / Other	Total
Six Months Ended June 30, 2003
Operating revenues	$419,128	$33,106	$2,485	$454,719
Operating profit	117,890	8,769	596	127,255
Depreciation, depletion and amortization	42,917	5,212	3,162	51,291
Interest expense	339	—	22,875	23,214
Net income (loss)*	20,162	146	(15,929)	4,379
Identifiable assets	817,648	89,258	335,890	1,242,796
Capital expenditures (excluding acquisitions)	31,079	4,003	7,772	42,854
Six Months Ended June 30, 2002
Operating revenues	$308,485	$27,092	$4,413	$339,990
Operating profit	74,124	5,639	2,217	81,980
Depreciation, depletion and amortization	33,512	4,608	2,552	40,672
Interest expense	495	—	19,791	20,286
Net income (loss)*	3,018	(1,227)	(12,280)	(10,489)
Identifiable assets	686,423	91,374	264,129	1,041,926
Capital expenditures (excluding acquisitions)	29,456	8,784	9,795	48,035

*
Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

        Operating revenues for the Company's foreign operations for the six months ended June 30, 2003 and 2002 were approximately $21.9 million and $9.2 million, respectively. Operating profits for the Company's foreign operations for the six months ended June 30, 2003 and 2002 were approximately $9.2 million and $1.7 million, respectively. The Company had approximately $57.1 million and $27.9 million of identifiable assets as of June 30, 2003 and 2002, respectively, related to foreign operations. Capital expenditures for the Company's foreign operations for the six months ended June 30, 2003 and 2002 were approximately $1.9 million and $3.1 million, respectively.

10.    CONDENSED CONSOLIDATING FINANCIAL INFORMATION

        The Company's senior notes are guaranteed by substantially all of the Company's subsidiaries, all of which are wholly-owned. The guarantees are joint and several, full, complete and unconditional. There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

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

        The 6 3/8% Senior Notes are guaranteed by the Guarantor A group of subsidiaries, which consists of substantially all of the Company's subsidiaries. The 8 3/8% Senior Notes and the 14% Senior

Subordinated Notes are guaranteed by the Guarantor A group of subsidiaries and Guarantor B, which is Odessa Exploration Incorporated.

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2003
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Assets:
Current assets	$83,987	$161,976	$1,242	$14,421	$—	$261,626
Net property and equipment	48,659	833,797	31,506	23,682	—	937,644
Goodwill, net	3,431	340,475	—	758	—	344,664
Deferred costs, net	14,765	—	—	—	—	14,765
Inter-company receivables	726,164	—	—	—	(726,164)	—
Other assets	15,762	12,483	516	—	—	28,761

Total assets	$892,768	$1,348,731	$33,264	$38,861	$(726,164)	$1,587,460

Liabilities and equity:
Current liabilities	$38,179	$62,051	$2,104	$5,773	$—	$108,107
Long-term debt	539,506	—	—	—	—	539,506
Capital lease obligations	1,516	11,237	—	—	—	12,753
Inter-company payables	—	692,964	15,705	17,495	(726,164)	—
Deferred tax liability	153,309	—	—	—	—	153,309
Other long-term liabilities	39,269	4,236	11,678	112	—	55,295
Stockholders' equity	120,989	578,243	3,777	15,481	—	718,490

Total liabilities and stockholders' equity	$892,768	$1,348,731	$33,264	$38,861	$(726,164)	$1,587,460

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Assets:
Current assets	$17,716	$142,587	$992	$14,279	$—	$175,574
Net property and equipment	43,134	861,043	32,732	19,596	—	956,505
Goodwill, net	3,431	318,208	—	631	—	322,270
Deferred costs, net	13,503	—	—	—	—	13,503
Inter-company receivables	760,990	—	—	—	(760,990)	—
Other assets	19,687	13,882	581	—	—	34,150

Total assets	$858,461	$1,335,720	$34,305	$34,506	$(760,990)	$1,502,002

Liabilities and equity:
Current liabilities	$43,701	$59,410	$2,061	$3,703	$—	$108,875
Long-term debt	472,336	—	—	—	—	472,336
Capital lease obligations	1,648	12,573	—	—	—	14,221
Inter-company payables	—	724,341	15,501	21,148	(760,990)	—
Deferred tax liability	161,265	—	—	—	—	161,265
Other long-term liabilities	31,222	4,735	12,887	93	—	48,937
Stockholders' equity	148,289	534,661	3,856	9,562	—	696,368

Total liabilities and stockholders' equity	$858,461	$1,335,720	$34,305	$34,506	$(760,990)	$1,502,002

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2003
	Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$39	$230,767	$1,607	$7,182	$—	$239,595
Costs and expenses:
Direct expenses	—	161,880	1,056	5,560	—	168,496
Depreciation, depletion and amortization expense	1,101	23,355	614	620	—	25,690
General and administrative expense	10,243	12,636	267	439	—	23,585
Interest	12,010	136	—	20	—	12,166
Gain on retirement of debt	(14)	—	—	—	—	(14)

Total costs and expenses	23,340	198,007	1,937	6,639	—	229,923

Income (loss) before income taxes	(23,301)	32,760	(330)	543	—	9,672
Income tax (expense) benefit	10,082	(13,512)	150	(239)	—	(3,519)

Net income (loss)	$(13,219)	$19,248	$(180)	$304	$—	$6,153

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$113	$162,937	$1,513	$5,186	$—	$169,749
Costs and expenses:
Direct expenses	—	127,205	1,266	4,164	—	132,635
Depreciation, depletion and amortization expense	626	18,848	870	439	—	20,783
General and administrative expense	7,267	9,147	141	326	—	16,881
Interest	10,172	235	—	4	—	10,411
Foreign currency transaction (gain), Argentina	—	—	—	(401)	—	(401)
Gain on retirement of debt	(11)	—	—	—	—	(11)

Total costs and expenses	18,054	155,435	2,277	4,532	—	180,298

Income (loss) before income taxes	(17,941)	7,502	(764)	654	—	(10,549)
Income tax (expense) benefit	8,670	(4,045)	302	(241)	—	4,686

Net income (loss)	$(9,271)	$3,457	$(462)	$413	$—	$(5,863)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2003
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$107	$438,554	$2,970	$13,088	$—	$454,719
Costs and expenses:
Direct expenses	—	315,467	2,047	9,950	—	327,464
Depreciation, depletion and amortization expense	2,016	46,929	1,228	1,118	—	51,291
General and administrative expense	19,006	25,385	429	883	—	45,703
Interest	22,874	281	—	59	—	23,214
Gain on retirement of debt	(16)	—	—	—	—	(16)

Total costs and expenses	43,880	388,062	3,704	12,010	—	447,656

Income (loss) before income taxes	(43,773)	50,492	(734)	1,078	—	7,063
Income tax (expense) benefit	16,634	(19,187)	279	(410)	—	(2,684)

Net income (loss)	$(27,139)	$31,305	$(455)	$668	$—	$4,379

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Six Months Ended June 30, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$423	$326,980	$3,369	$9,218	$—	$339,990
Costs and expenses:
Direct expenses	—	248,260	2,216	7,534	—	258,010
Depreciation, depletion and amortization expense	1,090	37,038	1,491	1,053	—	40,672
General and administrative expense	12,793	16,714	299	769	—	30,575
Interest	19,791	511	—	(16)	—	20,286
Foreign currency transaction (gain), Argentina	—	—	—	(401)	—	(401)
Gain on retirement of debt	8,457	—	—	—	—	8,457

Total costs and expenses	42,131	302,523	4,006	8,939	—	357,599

Income (loss) before income taxes	(41,708)	24,457	(637)	279	—	(17,609)
Income tax (expense) benefit	16,864	(9,890)	258	(112)	—	7,120

Net income (loss)	$(24,844)	$14,567	$(379)	$167	$—	$(10,489)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2003
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Net cash provided (used) by operating activities	$21,844	$19,011	$(70)	$(646)	$—	$40,139
Net cash provided (used) in investing activities	(8,316)	(17,472)	—	(972)	—	(26,760)
Net cash provided (used) in financing activities	58,661	(2,146)	—	—	—	56,515
Effect of exchange rate changes on cash	—	—	—	(792)	—	(792)

Net increase (decrease) in cash	72,189	(607)	(70)	(2,410)	—	69,102
Cash at beginning of period	(1,271)	1,214	(204)	3,823	—	3,562

Cash at end of period	$70,918	$607	$(274)	$1,413	$—	$72,664

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Three Months Ended June 30, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Net cash provided (used) by operating activities	$28,542	$16,729	$(1,506)	$1,121	$—	$44,886
Net cash provided (used) in investing activities	(12,908)	(17,969)	176	(565)	—	(31,266)
Net cash provided (used) in financing activities	144	(2,250)	—	—	—	(2,106)
Effect of exchange rate changes on cash	—	—	—	(334)	—	(334)

Net increase (decrease) in cash	15,778	(3,490)	(1,330)	222	—	11,180
Cash at beginning of period	36,964	3,728	935	1,340	—	42,967

Cash at end of period	$52,742	$238	$(395)	$1,562	$—	$54,147

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2003
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Net cash provided (used) by operating activities	$11,160	$36,477	$(14)	$577	$—	$48,200
Net cash provided (used) in investing activities	(11,387)	(32,757)	(2)	(1,436)	—	(45,582)
Net cash provided (used) in financing activities	65,962	(4,333)	—	—	—	61,629
Effect of exchange rate changes on cash	—	—	—	(627)	—	(627)

Net increase (decrease) in cash	65,735	(613)	(16)	(1,486)	—	63,620
Cash at beginning of period	5,183	1,220	(258)	2,899	—	9,044

Cash at end of period	$70,918	$607	$(274)	$1,413	$—	$72,664

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Net cash provided (used) by operating activities	$40,343	$32,652	$(1,250)	$3,420	$—	$75,165
Net cash provided (used) in investing activities	(24,363)	(30,636)	62	(3,130)	—	(58,067)
Net cash provided (used) in financing activities	34,255	(4,761)	—	—	—	29,494
Effect of exchange rate changes on cash	—	—	—	(411)	—	(411)

Net increase (decrease) in cash	50,235	(2,745)	(1,188)	(121)	—	46,181
Cash at beginning of period	2,507	2,983	793	1,683	—	7,966

Cash at end of period	$52,742	$238	$(395)	$1,562	$—	$54,147

11.    GAINS (LOSSES) ON RETIREMENT OF DEBT—SFAS 145

        On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The provisions of SFAS 145, which are currently applicable to the Company, rescind FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be aggregated and classified as an extraordinary item, and instead requires that such gains and losses be reported in operating income. The Company now records gains and losses from the extinguishment of debt in operating income and has reclassified such gains and losses in the financial statements for the three and six months ended June 30, 2002 to conform to the presentation for the three and six months ended June 30, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

        The statements in this document that relate to matters that are not historical facts are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this document and the documents incorporated by reference, words such as "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

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

RESULTS OF OPERATIONS

        The Company's results of operations for the three and six months ended June 30, 2003 reflect the impact of continued modest improvement in industry conditions resulting from continued strength in oil and natural gas prices.

THREE MONTHS ENDED JUNE 30, 2003 VERSUS THREE MONTHS ENDED JUNE 30, 2002

        The Company's revenue for the three months ended June 30, 2003 increased $69,846,000, or 41%, to $239,595,000 from $169,749,000 for the three months ended June 30, 2002. For the three months ended June 30, 2003, the Company had a net income of $6,153,000, an improvement of $12,016,000, from a net loss of $5,863,000 for the three months ended June 30, 2002. The increase in revenues and net income is principally due to increasing levels of activity and the acquisition of QSI. Total rig hours for the three months ended June 30, 2003 increased approximately 12% compared to total rig hours for the three months ended June 30, 2002. Total trucking hours for the three months ended June 30, 2003 increased approximately 49% compared to total trucking hours for the three months ended June 30, 2002 principally due to the acquisition of QSI and improved activity levels.

Operating Revenues

        Well Servicing.    Well servicing revenues for the three months ended June 30, 2003 increased $65,919,000, or 43%, to $219,970,000 from $154,051,000 for the three months ended June 30, 2002. The increase in revenues was primarily due to an increase in activity and the acquisition of QSI resulting in an increase in total well servicing hours and total trucking hours and a slight increase in composite well servicing rig rates. Total well servicing hours for the three months ended June 30, 2003 increased approximately 10% compared to total well servicing hours for the three months ended June 30, 2002. Composite well servicing rig rates increased by approximately 4% for the three months ended June 30, 2003 compared to composite well servicing rig rates for the three months ended June 30, 2002. While total trucking hours for the three months ended June 30, 2003 increased approximately 49% compared to total trucking hours for the three months ended June 30, 2002, composite truck rates for the three months ended June 30, 2003 decreased slightly by approximately 1% compared to composite truck rates for the three months ended June 30, 2002.

        Contract Drilling.    Contract drilling revenues for the three months ended June 30, 2003 increased $5,381,000, or 41%, to $18,511,000 from $13,130,000 for the three months ended June 30, 2002. The increase in revenues was primarily due to an increase in activity resulting in an increase in total contract drilling hours and a slight improvement in composite contract drilling rates. Total contract drilling hours for the three months ended June 30, 2003 increased by approximately 37% compared to total contract drilling hours for the three months ended June 30, 2002, while composite contract drilling rig rates for the three months ended June 30, 2003 increased by approximately 3% compared to composite contract drilling rig rates for the three months ended June 30, 2002.

Operating Expenses

        Well Servicing.    Well servicing expenses for the three months ended June 30, 2003 increased $33,330,000, or 28%, to $154,333,000 from $121,003,000 for the three months ended June 30, 2002. The increase was primarily due to increased levels of activity and related repair and maintenance costs, the acquisition of QSI and higher insurance costs, primarily in workers' compensation. Well servicing expenses, as a percentage of well servicing revenue, decreased from 79% for the three months ended June 30, 2002 to 70% for the three months ended June 30, 2003.

        Contract Drilling.    Contract drilling expenses for the three months ended June 30, 2003 increased $2,802,000, or 27%, to $13,189,000 from $10,387,000 for the three months ended June 30, 2002. The increase was primarily due to increased levels of activity and related repair and maintenance costs and higher insurance costs, primarily in workers' compensation. Contract drilling expenses, as a percentage of contract drilling revenues, decreased from 79% for the three months ended June 30, 2002 to 71% for the three months ended June 30, 2003.

Depreciation, Depletion and Amortization Expense

        The Company's depreciation, depletion and amortization expense for the three months ended June 30, 2003 increased $4,907,000, or 24%, to $25,690,000 from $20,783,000 for the three months ended June 30, 2002. The increase is primarily due to the acquisition of QSI, which added approximately $114,519,000 in property and equipment, and to a lesser extent by the Company's ongoing capital expenditure program, which includes remanufacturing of well service and contract drilling equipment and the Company's technology initiatives.

General and Administrative Expenses

        The Company's general and administrative expenses for the three months ended June 30, 2003 increased $6,704,000, or 40%, to $23,585,000 from $16,881,000 for the three months ended June 30, 2002. The increase was primarily due to the acquisition of QSI and higher costs associated with increased activity levels. Incremental costs include expenses related to additional personnel supporting the implementation of information technology initiatives. General and administrative expenses, as a percentage of revenues, was 10% for the three months ended June 30, 2003 and for the three months ended June 30, 2002.

Interest Expense

        The Company's interest expense for the three months ended June 30, 2003 increased $1,755,000, or 17%, to $12,166,000 from $10,411,000 for the three months ended June 30, 2002. The increase was primarily due to higher average long term debt in the quarter ended June 30, 2003 as compared to June 30, 2002 resulting from the issuance of the 6 3/8% Senior Notes partially offset by the repayment of borrowings outstanding under the revolver and the retirement of a portion of the 5% Convertible Subordinated Notes. Included in interest expense was the amortization of deferred debt issuance costs, discount and premium of approximately $833,000 for the three months ended June 30, 2003 compared to $612,000 for the three months ended June 30, 2002.

Gain (Loss) on Retirement of Debt

        During the three months ended June 30, 2003, the Company repurchased approximately $30,800,000 of its long-term debt at a discount and expensed related debt issuance costs which resulted in a gain of $14,000. During the three months ended June 30, 2002, the Company repurchased approximately $532,000 of its long-term debt at a discount which resulted in a gain of $11,000. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The new standard rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be recorded as extraordinary items.

Income Taxes

        The Company's income tax expense for the three months ended June 30, 2003 increased $8,205,000 to an expense of $3,519,000 from a benefit of $4,686,000 for the three months ended June 30, 2002. The Company's effective tax rate for the three months ended June 30, 2003 was 36% compared to (44%) for the three months ended June 30, 2002. The effective tax rates are different from the statutory rate of 35% because of non-deductible expenses and the effects of state, local and foreign taxes.

Cash Flows

        The Company's net cash provided by operating activities for the three months ended June 30, 2003 decreased $4,747,000 to $40,139,000 from $44,886,000 for the three months ended June 30, 2002. The decrease in net cash provided by operating activities was due to an increase in working capital, other assets and liabilities, partially offset by an increase in net income from higher activity levels.

        The Company's net cash used in investing activities for the three months ended June 30, 2003 decreased $4,506,000 to $26,760,000 from $31,266,000 for the three months ended June 30, 2002. The decrease in net cash used in investing activities was due to lower capital expenditures during the three months ended June 30, 2003 over the three months ended June 30, 2002

        The Company's net cash provided by financing activities for the three months ended June 30, 2003 increased $58,621,000 to $56,515,000 from a use of $2,106,000 for the three months ended June 30, 2002. During the three months ended June 30, 2003, the Company completed a public offering of $150,000,000 of 6 3/8% Senior Notes due 2013. The Company used a portion of the proceeds to repay its indebtedness under the Senior Credit Facility and to repurchase approximately $30,800,000 of its outstanding 5% Convertible Subordinated Notes.

        The effect of exchange rates on cash for the three months ended June 30, 2003 and 2002 was a use of $792,000 and $334,000, respectively. This was principally the result of the change in exchange rates of the Argentine peso for the corresponding periods.

SIX MONTHS ENDED JUNE 30, 2003 VERSUS SIX MONTHS ENDED JUNE 30, 2002

        The Company's revenue for the six months ended June 30, 2003 increased $114,729,000, or 34%, to $454,719,000 from $339,990,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, the Company had a net income of $4,379,000, an improvement of $14,868,000, from a net loss of $10,489,000 for the six months ended June 30, 2002. The increase in revenues and increase in net income is principally due to increasing levels of activity and the acquisition of QSI. Total rig hours for the six months ended June 30, 2003 increased approximately 9% compared to total rig hours for the six months ended June 30, 2002. Total trucking hours for the six months ended June 30, 2003 increased approximately 50% compared to total trucking hours for the six months ended June 30, 2002, principally due to the acquisition of QSI and improved activity levels.

Operating Revenues

        Well Servicing.    Well servicing revenues for the six months ended June 30, 2003 increased $110,643,000, or 36%, to $419,128,000 from $308,485,000 for the six months ended June 30, 2002. The increase in revenues was primarily due to an increase in activity and the acquisition of QSI resulting in an increase in total well servicing hours and total trucking hours and a slight increase in composite well servicing rig rates, partially offset by declines in composite truck rates. Total well servicing hours for the six months ended June 30, 2003 increased approximately 9% compared to total well servicing hours for the six months ended June 30, 2002. Composite well servicing rig rates increased by approximately 2% for the six months ended June 30, 2003 compared to composite well servicing rig rates for the six months ended June 30, 2002. While total trucking hours for the six months ended June 30, 2003 increased by approximately 50% compared to total trucking hours for the six months ended June 30, 2002, composite truck rates for the six months ended June 30, 2003 decreased by approximately 4% compared to composite truck rates for the six months ended June 30, 2002.

        Contract Drilling.    Contract drilling revenues for the six months ended June 30, 2003 increased $6,014,000, or 22%, to $33,106,000 from $27,092,000 for the six months ended June 30, 2002. The increase in revenues was primarily due to an increase in activity resulting in an increase in contract drilling rig hours and a slight improvement in composite contract drilling rates. Total contract drilling hours for the six months ended June 30, 2003 increased approximately 18% compared to total contract drilling hours for the six months ended June 30, 2002, while composite contract drilling rig rates for the six months ended June 30, 2003 increased by approximately 3% compared to composite contract drilling rig rates for the six months ended June 30, 2002.

Operating Expenses

        Well Servicing.    Well servicing expenses for the six months ended June 30, 2003 increased $66,877,000, or 29%, to $301,238,000 from $234,361,000 for the six months ended June 30, 2002. The increase was primarily due to increased levels of activity and related repair and maintenance costs, the acquisition of QSI and higher insurance costs, primarily in workers' compensation. Well servicing expenses, as a percentage of well servicing revenue, decreased from 76% for the six months ended June 30, 2002 to 72% for the six months ended June 30, 2003.

        Contract Drilling.    Contract drilling expenses for the six months ended June 30, 2003 increased $2,884,000, or 13%, to $24,337,000 from $21,453,000 for the six months ended June 30, 2002. The increase was primarily due to increased levels of activity and related repair and maintenance costs and higher insurance costs, primarily in workers' compensation. Contract drilling expenses, as a percentage of contract drilling revenues, decreased from 79% for the six months ended June 30, 2002 to 74% for the six months ended June 30, 2003.

Depreciation, Depletion and Amortization Expense

        The Company's depreciation, depletion and amortization expense for the six months ended June 30, 2003 increased $10,619,000, or 26%, to $51,291,000 from $40,672,000 for the six months ended June 30, 2002. The increase is primarily due to the acquisition of QSI, which added approximately $114,519,000 in property and equipment and to a lesser extent by the Company's ongoing capital expenditure program, which includes remanufacturing of well service and contract drilling equipment and the Company's technology initiatives.

General and Administrative Expenses

        The Company's general and administrative expenses for the six months ended June 30, 2003 increased $15,128,000, or 49%, to $45,703,000, from $30,575,000 for the six months ended June 30, 2002. The increase was primarily due to the acquisition of QSI and higher costs associated with increased activity levels. Incremental costs include expenses related to additional personnel supporting the implementation of information technology initiatives. General and administrative expenses, as a percentage of revenues, increased from 9% for the six months ended June 30, 2002 to 10% for the six months ended June 30, 2003.

Interest Expense

        The Company's interest expense for the six months ended June 30, 2003 increased $2,928,000, or 14%, to $23,214,000 from $20,286,000 for the six months ended June 30, 2002. The increase was primarily due to higher average long term debt in the quarter ended June 30, 2003 as compared to June 30, 2002 resulting from the issuance of the 6 3/8% Senior Notes partially offset by the repayment of borrowings under the revolver and the retirement of a portion of the 5% Convertible Subordinated Notes. Included in interest expense was the amortization of deferred debt issuance costs, discount and premium of approximately $1,609,000 for the six months ended June 30, 2003 compared to $1,282,000 for the six months ended June 30, 2002.

Gain (Loss) on Retirement of Debt

        During the six months ended June 30, 2003, the Company repurchased approximately $30,855,000 of its long-term debt at a discount and expensed related debt issuance costs which resulted in a gain of $16,000. During the six months ended June 30, 2002, the Company repurchased approximately $36,050,000 of its long-term debt at a various discounts and premiums and expensed related debt issuance costs, which resulted in a loss of $8,457,000. On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"). The new standard rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be recorded as extraordinary items.

Income Taxes

        The Company's income tax expense for the six months ended June 30, 2003 increased $9,804,000 to an expense of $2,684,000 from a benefit of $7,120,000 for the six months ended June 30, 2002. The Company's effective tax rate for the six months ended June 30, 2003 was 38% compared to (40%) for the six months ended June 30, 2002. The effective tax rates are different from the statutory rate of 35% because of non-deductible expenses and the effects of state, local and foreign taxes.

Cash Flows

        The Company's net cash provided by operating activities for the six months ended June 30, 2003 decreased $26,965,000 to $48,200,000 from $75,165,000 for the six months ended June 30, 2002. The decrease in net cash provided by operating activities was due to an increase in working capital, partially offset by an increase in income from higher activity levels.

        The Company's net cash used in investing activities for the six months ended June 30, 2003 decreased $12,485,000 to $45,582,000 from $58,067,000 for the six months ended June 30, 2002. The decrease in net cash used in investing activities was due to lower capital expenditures and minimal acquisition activity during the six months ended June 30, 2003 over the six months ended June 30, 2002.

        The Company's net cash provided by financing activities for the six months ended June 30, 2003 increased $32,135,000 to $61,629,000 from $29,494,000 for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company completed a public offering of $150,000,000 of 6 3/8% Senior Notes due 2013. The Company used a portion of the proceeds to repay its indebtedness under the Senior Credit Facility and to repurchase approximately $30,800,000 of its outstanding 5% Convertible Subordinated Notes.

        The effect of exchange rates on cash for the six months ended June 30, 2003 and 2002 was a use of $627,000 and $411,000, respectively. This was principally the result of the change in exchange rates of the Argentine peso for the corresponding periods.

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

LONG-TERM DEBT

        Other than capital lease obligations and miscellaneous notes payable, as of June 30, 2003, the Company's long-term debt was comprised of (i) a senior credit facility, (ii) a series of 6 3/8% Senior Notes Due 2013, (iii) a series of 8 3/8% Senior Notes Due 2008, (iv) a series of 14% Senior Subordinated Notes Due 2009, and (v) a series of 5% Convertible Subordinated Notes Due 2004.

Senior Credit Facility

        On July 15, 2002, the Company entered into a Third Amended and Restated Credit Agreement, as subsequently amended (the "Senior Credit Facility"). The Senior Credit Facility consists of a $150,000,000 revolving loan facility with a $75,000,000 sublimit for letters of credit. The loans are secured by most of the tangible and intangible assets of the Company. The revolving loan commitment will terminate on July 15, 2005 and all revolving loans must be paid on or before that date. The revolving loans bear interest based upon, at the Company's option, the prime rate plus a variable margin of 0.00% to 1.00% or a Eurodollar rate plus a variable margin of 1.75% to 3.00%. The Senior Credit Facility has customary affirmative and negative covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth, as well as limitations on liens and indebtedness and restrictions on dividends, acquisitions and dispositions. As of June 30, 2003, the Company was in compliance with all covenants contained in the Senior Credit Facility.

        As of June 30, 2003, no revolving loans were outstanding under the revolving loan facility and approximately $49,430,000 of letters of credit related to workers' compensation insurance were outstanding. A portion of the net cash proceeds from the debt offering of the 6 3/8% Senior Notes completed in May 2003 were used to repay the balance of the revolving loan facility then outstanding under the Senior Credit Facility.

6 3/8% Senior Notes

        On May 14, 2003, the Company completed a public offering of $150,000,000 of 6 3/8% Senior Notes due 2013 (the "6 3/8% Senior Notes"). The net cash proceeds from the public offering, net of fees and expenses, were used to repay the balance of the revolving loan facility then outstanding under the Senior Credit Facility, with the remainder to be used for general corporate purposes, including further debt retirement. The 6 3/8% Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by substantially all of the Company's subsidiaries. The 6 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness, which includes borrowings under the Senior Credit Facility.

        At any time and from time to time, the Company may, at its option, redeem all or a portion of the 6 3/8% Senior Notes, upon not less than 30 and not more than 60 days prior notice, at the make-whole-price, plus accrued and unpaid interest to the redemption date. The make-whole-price is the sum of the outstanding principal amount of the notes to be redeemed plus an amount equal to the excess, if any, of (i) the present value of the remaining interest (excluding payments of interest accrued as of the redemption date), premium and principal payments due on the notes to be redeemed, computed at a discount rate equal to the treasury rate plus 50 basis points, over (ii) the outstanding principal amount of such notes.

        At June 30, 2003, $150,000,000 principal amount of the 6 3/8% Senior Notes remained outstanding. The 6 3/8% Senior Notes require semi-annual interest payments on May 15 and November 15 of each year. As of June 30, 2003, the Company was in compliance with all covenants contained in the 6 3/8% Senior Notes indenture.

8 3/8% Senior Notes

        On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the "8 3/8% Senior Notes"). The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Company's then outstanding senior credit facility (the "Prior Senior Credit Facility") and a portion of the revolving loan facility under the Prior Senior Credit Facility then outstanding. On March 1, 2002, the Company completed a public offering of an additional $100,000,000 of 8 3/8% Senior Notes due 2008. The net cash proceeds from the public offering were used to repay all of the remaining balance of the revolving loan facility under the Prior Senior Credit Facility. The 8 3/8% Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by substantially all of the Company's subsidiaries. The 8 3/8% Senior Notes are effectively subordinated to Key's secured indebtedness, which includes borrowings under the Senior Credit Facility.

        On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest. In addition, before

March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

        At June 30, 2003, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding. The 8 3/8% Senior Notes require semi-annual interest payments on March 1 and September 1 of each year. Interest of approximately $11,516,000 was paid on March 1, 2003. As of June 30, 2003, the Company was in compliance with all covenants contained in the 8 3/8% Senior Notes indenture.

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

        On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, which as of January 15, 2004 will be 107% of par, plus accrued interest,. In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity. During the fiscal year ended June 30, 2001, the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in a loss of approximately $2,561,000. On January 14, 2002, the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest. This transaction resulted in a loss of approximately $8,468,000. Also, during the fiscal year ended June 30, 2002, the Company purchased and canceled $6,784,000 principal amount of the 14% Senior Subordinated Notes at a price of 116% of the principal amount plus accrued interest. These transactions resulted in a loss of approximately $1,821,000.

        The Unit Warrants separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000. On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company's consolidated balance sheet. The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes. The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009. The 14% Senior Subordinated Notes are subordinate to the Company's senior indebtedness, which includes borrowings under the Senior Credit Facility, the 8 3/8% Senior Notes and the 6 3/8% Senior Notes. The 14% Senior Subordinated Notes are fully and unconditionally guaranteed by substantially all of the Company's subsidiaries.

        At June 30, 2003, $97,500,000 principal amount of the 14% Senior Subordinated Notes remained outstanding. The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year. Interest of approximately $6,825,000 was paid on January 15, 2003. As of June 30, 2003, 63,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 86,500 Unit Warrants outstanding. As of June 30, 2003, the Company was in compliance with all covenants contained in the 14% Senior Subordinated Notes indenture.

5% Convertible Subordinated Notes

        In 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the "5% Convertible Subordinated Notes"). The 5% Convertible

Subordinated Notes are subordinate to the Company's senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes, the 8 3/8% Senior Notes and the 6 3/8% Senior Notes. The 5% Convertible Subordinated Notes are convertible, at the holder's option, into shares of the Company's common stock at a conversion price of $38.50 per share, subject to certain adjustments. The 5% Convertible Subordinated Notes are redeemable, at the Company's option, on and after September 15, 2000, in whole or part, together with accrued and unpaid interest. The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

        During the three months ended June 30, 2003, the Company repurchased (and canceled) $30,800,000 principal amount of the 5% Convertible Subordinated Notes, leaving $18,699,000 outstanding as of June 30, 2003. These repurchases resulted in a gain of approximately $14,000. Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15 of each year. Interest of approximately $1,237,000 was paid on March 15, 2003. As of June 30, 2003, the Company was in compliance with all covenants contained in the 5% Convertible Subordinated Notes indenture.

CRITICAL ACCOUNTING POLICIES

        The Company follows certain significant accounting policies when preparing its consolidated financial statements. A complete summary of these policies is included in Note 1 to the consolidated financial statements included in the Company's Transition Report on Form 10-K as of and for the six months ended December 31, 2002.

        Certain of the policies require management to make significant and subjective estimates, which are sensitive to deviations of actual results from management's assumptions. In particular, management makes estimates regarding the fair value of the Company's reporting units in assessing potential impairment of goodwill. In addition, the Company makes estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

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

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The application of SFAS 150 is not expected to have a material effect on the Company's consolidated financial statements. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Special Note: Certain statements set forth below under this caption constitute "forward-looking statements". See "Special Note Regarding Forward-Looking Statements" for additional factors relating to such statements.

        The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Key's potential exposure to market risk. The term "market risk" refers to the risk of loss arising from adverse changes in foreign currency exchange, interest rates and oil and natural gas prices. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.

INTEREST RATE RISK

        At June 30, 2003, the Company had long-term debt and capital lease obligations outstanding of approximately $558,700,000. Of this amount, approximately $539,572,000, or 97%, bears interest at fixed rates as follows:

As of June 30, 2003
(thousands)
6 3/8% Senior Notes Due 2013	$150,000
8 3/8% Senior Notes Due 2008	276,225
14% Senior Subordinated Notes Due 2009	94,578
5% Convertible Subordinated Notes Due 2004	18,699
Other at 8.0%	70

$539,572

        The remaining $19,128,000 of long-term debt and capital lease obligations outstanding as of June 30, 2003 bears interest at floating rates, which averaged approximately 3.1% at June 30, 2003. A 10% increase in short-term interest rates on the floating-rate debt outstanding at June 30, 2003 would equal approximately 31 basis points. Such an increase in interest rates would increase Key's 2003 annual interest expense by approximately $100,000 assuming borrowed amounts remain outstanding.

        The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

FOREIGN CURRENCY RISK

        During the year ended June 30, 2002, the Argentine government suspended the law tying the Argentine peso to the U.S. dollar at the conversion ratio of 1:1 and created a dual currency system in Argentina. Key's net assets of its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos as of June 30, 2003 and December 31, 2002. Assets and liabilities of the Argentine operations were translated to U.S. dollars at June 30, 2003 and December 31, 2002 using the applicable free market conversion ratio of 2.8:1 and 3.4:1, respectively, and will be translated at future dates using the applicable free market conversion ratio on such dates. Key's net earnings and cash flows from its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos. Revenues, expenses and cash flows will be translated using the average exchange rates.

        The change in the Argentine peso to the U.S. dollar exchange rate since December 31, 2002 has increased stockholders' equity by approximately $4,482,000, through a credit to other comprehensive loss through June 30, 2003.

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

        As of June 30, 2003, Key had an oil put option in place, as detailed in the following table. Hedged oil volumes as a percentage of actual production was 38% for the three months ended June 30, 2003. A 10% variation in the market price of oil or natural gas from their levels at June 30, 2003 would have no material impact on the Company's net assets, net earnings or cash flows (as derived from commodity option contracts).

        The following table sets forth the future volumes hedged by year and the weighted-average strike price of the option contracts at June 30, 2003 and 2002:

				Strike Price Per Bbl/Mmbtu
	Oil (Bbls)	Gas (Mmbtu)
			Term	Floor	Cap	Fair Value
At June 30, 2003
Oil Put	4,000	—	Mar 2003 - Feb 2004	$21.00	—	$7,000
At June 30, 2002
Oil Put	5,000	—	Mar 2002 - Feb 2003	$22.00	—	$24,000
Oil Put	4,000	—	Mar 2003 - Feb 2004	$21.00	—	$118,000
Natural Gas Put	—	75,000	Mar 2002 - Feb 2003	$3.00	—	$104,000

(The strike prices for the oil puts are based on the NYMEX spot prices for West Texas Intermediate. The strike price for the natural gas put is based on the Inside FERC-El Paso Permian spot price.)

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

        The Company's principal executive officer and principal financial officer undertook an evaluation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report and concluded that the Company's disclosure controls and procedures were effective.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities and Use of Proceeds.

        None.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        On June 6, 2003, a meeting of the holders of common stock of the Company was held to elect the Company's Board of Directors. Only the holders of record as of the close of business on April 21, 2003 (the "Record Date") were entitled to notice of and to vote at the meeting and at any adjournment thereof. On the Record Date, the outstanding number of shares entitled to vote consisted of 128,551,471 shares of the Company's common stock. The stockholders took the following action at the meeting:

        Elected the following eight Directors, with the votes indicated opposite each director's name:

Name:	For	Withheld
Francis D. John	113,457,365	2,885,231
David J. Breazzano	114,527,701	1,814,895
Kevin P. Collins	113,598,081	2,744,515
William D. Fertig	114,577,701	1,764,895
W. Phillip Marcum	70,654,634	45,587,962
Ralph S. Michael, III	113,599,629	2,742,967
J. Robinson West	114,516,118	1,826,478
Morton Wolkowitz	114,517,167	1,827,429

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits

4.1	Indenture, dated as of May 9, 2003, between the Company and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 9, 2003, File No. 1-8038).
4.2
First Supplemental Indenture dated as of May 14, 2003, among the Company, the Guarantors (as defined therein) and U.S. Bank National Association (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated May 14, 2003, File No. 1-8038).
10.1*
Second Amendment, dated as of May 9, 2003, to the Third Amended and Restated Credit Agreement, dated as of July 15, 2002, as amended, among the Company, the several Lenders from time to time parties thereto, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc., and Wells Fargo Bank (Texas), as Co-Lead Arrangers and Credit Lyonnais New York Bank, Lehman Commercial Paper, Inc. and Royal Bank of Canada, as the Co-Documentation Agents.
31.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith.

(b)
Reports on Form 8-K

  The Company filed the following reports on Form 8-K during the quarter ended June 30, 2003:

  (i)
  Current Report on Form 8-K/A dated April 10, 2003 to report the updated historical and pro forma information with respect to the acquisition of Q Services, Inc.

  (ii)
  Current Report on Form 8-K dated April 11, 2003 filed to report the appointment of Ralph S. Michael, III to the Board of Directors of the Company.

  (iii)
  Current Report on Form 8-K dated May 9, 2003 filed to report the offering of up to $150,000,000 of the Company's 6 3/8% Senior Notes due 2013.

  (iv)
  Current Report on Form 8-K/A dated May 13, 2003 filed to report the Underwriting Agreement, dated as of May 9, 2003, among the Company, the Guarantors named therein, and Lehman Brothers Inc. and Bear Stearns & Co. Inc., as Representatives of the several Underwriters named therein.

  (v)
  Current Report on Form 8-K dated May 14, 2003 filed to report the Supplemental Indenture for the 6 3/8% Senior Notes due 2013.

  The Company furnished the following reports on Form 8-K during the quarter ended June 30, 2003:

  (i)
  Current Report on Form 8-K dated April 3, 2002 filed to furnish updated guidance for the quarter ended March 31, 2003.

  (ii)
  Current Report on Form 8-K dated May 1, 2003 filed to furnish the Company's operating results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC.
Dated: August 6, 2003	By	/s/ Francis D. John Francis D. John President and Chief Executive Officer
Dated: August 6, 2003	By	/s/ Royce W. Mitchell Royce W. Mitchell Chief Financial Officer