Form 10-Q
period 2003-09-30
KEY ENERGY SERVICES INC
filed 2003-11-14
CIK 318996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Registrant’s telephone number including area code: (432) 620-0300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No☐

Common Shares outstanding at November 13, 2003   130,555,141

Key Energy Services, Inc.

Key Energy Services, Inc.

Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(Unaudited)
	(thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$89,427	$9,044
Accounts receivable, net of allowance for doubtful accounts of $5,813 and $4,439, at September 30, 2003 and December 31, 2002, respectively	162,819	141,958
Inventories	14,022	10,243
Prepaid expenses and other current assets	12,446	14,329
Total current assets	278,714	175,574

Property and equipment:
Well servicing equipment	967,013	935,911
Contract drilling equipment	132,556	128,199
Motor vehicles	81,554	79,110
Oil and natural gas properties and other related equipment, successful efforts method	—	48,362
Furniture and equipment	61,937	51,349
Buildings and land	50,003	48,922
Total property and equipment	1,293,063	1,291,853
Accumulated depreciation and depletion	(389,329)	(335,348)
Net property and equipment	903,734	956,505
Goodwill, net	346,335	322,270
Deferred costs, net	14,182	13,503
Notes and accounts receivable - related parties	190	251
Other assets	24,446	33,899
Total assets	$1,567,601	$1,502,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,885	$28,818
Other accrued liabilities	70,504	57,823
Accrued interest	8,841	15,226
Current portion of long-term debt and capital lease obligations	24,616	7,008
Total current liabilities	124,846	108,875
Long-term debt, less current portion	520,837	472,336
Capital lease obligations, less current portion	11,722	14,221
Deferred revenue	726	8,460
Non-current accrued expenses	36,919	40,477
Deferred tax liability	154,182	161,265
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 130,337,664 and 128,757,693 shares issued at September 30, 2003 and December 31, 2002, respectively	13,034	12,876
Additional paid-in capital	687,421	673,249
Treasury stock, at cost; 416,666 shares at September 30, 2003 and December 31, 2002	(9,682)	(9,682)
Accumulated other comprehensive loss	(41,082)	(45,431)
Retained earnings	68,678	65,356
Total stockholders’ equity	718,369	696,368
Total liabilities and stockholders’ equity	$1,567,601	$1,502,002

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.

Unaudited Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(thousands, except per share data)
REVENUES:
Well servicing	$224,251	$185,967	$643,379	$494,452
Contract drilling	18,819	14,399	51,925	41,491
Other	312	50	(174)	1,093
Total revenues	243,382	200,416	695,130	537,036

COSTS AND EXPENSES:
Well servicing	154,565	131,630	455,645	365,953
Contract drilling	13,676	10,517	38,013	31,970
Depreciation, depletion and amortization	25,898	24,962	75,960	64,143
General and administrative.	24,974	25,808	70,248	56,103
Interest	12,726	11,262	35,940	31,548
Foreign currency transaction gain, Argentina	—	—	—	(401)
(Gain) loss on retirement of debt	—	(10)	(16)	8,447
Total costs and expenses	231,839	204,169	675,790	557,763
Income (loss) from continuing operations before income taxes	11,543	(3,753)	19,340	(20,727)
Income tax benefit (expense)	(5,204)	1,426	(8,152)	8,251
INCOME (LOSS) FROM CONTINUING OPERATIONS	6,339	(2,327)	11,188	(12,476)
Discontinued operations including loss on sale of $7,804, net of tax	(7,396)	(310)	(7,866)	(650)
Cumulative effect on prior years of a change in accounting principle, net of tax	—	(2,873)	—	(2,873)
NET INCOME (LOSS)	$(1,057)	$(5,510)	$3,322	$(15,999)

EARNINGS (LOSS) PER SHARE:
Net income (loss) before discontinued operations and cumulative effect of a change in accounting principle, net of tax:
Basic	$0.05	$(0.02)	$0.09	$(0.11)
Diluted	$0.05	$(0.02)	$0.09	$(0.11)

Discontinued operations
Basic	$(0.06)	$—	$(0.06)	$(0.01)
Diluted	$(0.06)	$—	$(0.06)	$(0.01)

Cumulative effect
Basic	$—	$(0.02)	$—	$(0.03)
Diluted	$—	$(0.02)	$—	$(0.03)

Net income (loss)
Basic	$(0.01)	$(0.04)	$0.03	$(0.15)
Diluted	$(0.01)	$(0.04)	$0.03	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	129,744	122,475	129,095	113,668
Diluted	131,433	122,475	130,987	113,668

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(thousands)		(thousands)
NET INCOME (LOSS)	$(1,057)	$(5,510)	$3,322	$(15,999)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Oil and natural gas derivatives adjustment, net of tax	72	(344)	33	(980)
Amortization of oil and natural gas derivatives, net of tax	—	210	695	31
Foreign currency translation gain (loss), net of tax	(2,044)	1,945	3,620	(22,213)
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$(3,029)	$(3,699)	$7,670	$(39,161)

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2003	2002
	(thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,322	$(15,999)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	75,960	64,143
Amortization of deferred debt issuance costs, discount and premium	2,501	2,249
Deferred income tax expense (benefit)	7,180	(3,451)
Loss on sale of assets	41	307
Foreign currency transaction gain, Argentina	—	(401)
(Gain) loss on retirement of debt	(16)	8,447
Discontinued operations, net of tax	1,168	1,846
Cumulative effect of a change in accounting principle, net of tax	—	2,873
Change in assets and liabilities, net of effects from acquisitions:
(Increase) decrease in accounts receivable	(23,206)	24,406
(Increase) decrease in other current assets	(851)	3,122
Decrease in accounts payable, accrued interest and accrued expenses	(708)	(13,960)
Other assets and liabilities	7,516	9,460
Net cash provided by operating activities	72,907	83,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures – well servicing	(46,962)	(41,571)
Capital expenditures - contract drilling	(5,063)	(8,975)
Capital expenditures – other	(12,663)	(14,081)
Proceeds from sale of fixed assets	2,334	685
Proceeds from sale of oil and natural gas properties	19,700	—
Acquisitions – well servicing, net of cash acquired	(5,187)	(106,691)
Acquisitions – contract drilling, net of cash acquired	—	(2,037)
Net cash used in investing activities	(47,841)	(172,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(107,716)	(125,839)
Repayment of capital lease obligations	(7,173)	(7,570)
Repurchase of volumetric production payment	(4,227)	—
Proceeds from long-term debt	175,000	222,500
Proceeds paid for debt issuance costs	(2,963)	(3,940)
Proceeds from exercise of stock options	2,920	2,046
Other	(299)	(247)
Net cash provided by financing activities	55,542	86,950
Effect of exchange rates on cash	(225)	(1,460)

Net increase (decrease) in cash and cash equivalents	80,383	(4,138)
Cash and cash equivalents at beginning of period	9,044	7,966
Cash and cash equivalents at end of period	$89,427	$3,828

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      SUMMARY OF SIGNFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of Key Energy Services, Inc. (the “Company”, or “Key”) and its wholly-owned subsidiaries as of September 30, 2003 and for the three and nine month periods ended September 30, 2003 and 2002 are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  However, in the opinion of management, these interim financial statements include all the necessary adjustments to fairly present the results of the interim periods presented.  These unaudited interim consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Transition Report on Form 10-K for the six months ended December 31, 2002.  The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results of operations for the full fiscal year ending December 31, 2003.

Stock Based Compensation

The Company accounts for stock option grants to employees using the recognition and measurement principles of APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and related interpretations.  Under the Company’s stock incentive plan, the price of the stock on the grant date is the same as the amount an employee must pay to exercise the option to acquire the stock.  Accordingly, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recognized in the consolidated statement of operations.

Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. Companies may continue to follow the provisions of APB 25 to measure and recognize employee stock-based compensation; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the fair value based recognition provisions of SFAS 123.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(thousands, except per share data)
Net income (loss):
As reported	$(1,057)	$(5,510)	$3,322	$(15,999)
Deduct: Total stock-based employee compenstation expense determined under fair value based method for all awards, net of tax	(971)	(2,497)	(5,475)	(8,510)
Pro forma	$(2,028)	$(8,007)	$(2,153)	$(24,509)

Basic earnings per share:
As reported	$(0.01)	$(0.04)	$0.03	$(0.15)
Pro forma	$(0.02)	$(0.07)	$(0.02)	$(0.22)

Diluted earnings per share:
As reported	$(0.01)	$(0.04)	$0.03	$(0.15)
Pro forma	$(0.02)	$(0.07)	$(0.02)	$(0.22)

Reclassifications

Certain reclassifications have been made to the consolidated financial statements for the three and nine months ended September 30, 2002 to conform to the presentation for the three and nine months ended September 30, 2003.  Certain property and equipment of the Company, which may be used in either well servicing or drilling that had been previously classified as drilling has now been reclassified as well servicing along with related operating results.  The reclassification was made because the majority of the services performed are well servicing in nature.

2.                                       ASSET RETIREMENT OBLIGATIONS – SFAS 143

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  The new standard requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset.  At September 30, 2003 and December 31, 2002, the asset retirement obligation was approximately $3,570,000 and $9,231,000, respectively, related to expected abandonment costs of its oil and natural gas producing properties and salt water disposal wells.  The decrease in the balance from December 31, 2002 of approximately $5,661,000 is primarily due to the sale of the Company’s oil and natural gas properties (see Note 12) and, to a lesser extent, the plugging and abandonment of saltwater disposal wells, partially offset by the acquisition of saltwater disposals wells and the accretion of the discounted liability.

3.                                      GOODWILL AND OTHER INTANGIBLE ASSETS – SFAS 142

The Company follows the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  SFAS 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives.  Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives.  Goodwill and other intangible assets no longer subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired as set forth in SFAS 142.  The Company completed its most recent assessment of goodwill impairment for each of its reporting units as of June 30, 2003.  The assessment did not result in an indication of goodwill impairment and as of September 30, 2003 management believes no additional assessment is necessary.

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

The gross carrying amount of noncompete agreements subject to amortization totaled approximately $14,332,000 and $18,669,000 at September 30, 2003 and December 31, 2002, respectively.  Accumulated amortization related to these intangible assets totaled approximately $5,068,000 and $7,511,000 at September 30, 2003 and December 31, 2002, respectively.  Amortization expense for the three months ended September 30, 2003 and 2002 was approximately $982,000 and $1,260,000, respectively.  Amortization expense for the nine months ended September 30, 2003 and 2002 was approximately $3,114,000 and $2,404,000, respectively.  Amortization expense for the next five succeeding years is estimated to be approximately $3,329,000, $2,613,000, $2,026,000, $1,180,000 and $104,000.

The gross carrying amount of patents subject to amortization totaled approximately $2,469,000 and $2,380,000 at September 30, 2003 and December 31, 2002, respectively.  Accumulated amortization related to these intangible assets totaled approximately $423,000 and $160,000 as of September 30, 2003 and December 31, 2002, respectively.  The Company began acquiring patents on July 16, 2002.  Amortization expense for the three months ended September 30, 2003 and 2002 was approximately $88,000 and $72,000, respectively.  Amortization expense for the nine months ended September 30, 2003 and 2002 was approximately $263,000 and $72,000, respectively.  Amortization expense for the next five succeeding years is estimated to be approximately $401,000, $401,000, $401,000, $373,000 and $290,000.

The Company has identified its reporting units in accordance with SFAS 142 to be well servicing and contract drilling.  Net goodwill allocated to such reporting units at September 30, 2003 was approximately $332,026,000 and $14,309,000, respectively, and at December 31, 2002 was approximately $307,987,000 and $14,283,000, respectively.  The change in carrying amount of goodwill for the three and nine months ended September 30, 2003 was approximately $1,671,000 and $24,065,000, respectively, and relates principally to the allocation of goodwill from the acquisition of Q Services, Inc. (See Note 5) and the preliminary allocation of goodwill from other small acquisitions, and foreign currency translation adjustments for the Company’s Argentina operations.

4.                                      EARNINGS PER SHARE

The Company accounts for earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). Under SFAS 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming exercise of dilutive stock options and warrants and conversion of dilutive outstanding convertible securities using the “as if converted” method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(thousands, except per share data)
Basic EPS Computation:
Numerator
Income (loss) before discontinued operations	$6,339	$(2,327)	$11,188	$(12,476)
Discontinued operations, net of tax	(7,396)	(310)	(7,866)	(650)
Cumulative effect of a change in accounting principle, net of tax	—	(2,873)	—	(2,873)
Net income (loss)	$(1,057)	$(5,510)	$3,322	$(15,999)
Denominator
Weighted average common shares outstanding	129,744	122,475	129,095	113,668

Basic EPS:
Income (loss) before discontinued operations	$0.05	$(0.02)	$0.09	$(0.11)
Discontinued operations, net of tax	(0.06)	—	(0.06)	(0.01)
Cumulative effect of a change in accounting principle, net of tax	—	(0.02)	—	(0.03)
Net income (loss)	$(0.01)	$(0.04)	$0.03	$(0.15)

Diluted EPS Computation:
Numerator
Income (loss) before discontinued operations	$6,339	$(2,327)	$11,188	$(12,476)
Discontinued operations, net of tax	(7,396)	(310)	(7,866)	(650)
Cumulative effect of a change in accounting principle, net of tax	—	(2,873)	—	(2,873)
Net income (loss)	$(1,057)	$(5,510)	$3,322	$(15,999)
Denominator
Weighted average common shares outstanding	129,744	122,475	129,095	113,668
Warrants	427	—	438	—
Stock options	1,262	—	1,454	—
	131,433	122,475	130,987	113,668

Diluted EPS:
Income (loss) before discontinued operations	$0.05	$(0.02)	$0.09	$(0.11)
Discontinued operations, net of tax	(0.06)	—	(0.06)	(0.01)
Cumulative effect of a change in accounting principle, net of tax	—	(0.02)	—	(0.03)
Net income (loss)	$(0.01)	$(0.04)	$0.03	$(0.15)

The diluted earnings per share calculation for the three and nine month periods ended September 30, 2003 excludes the effect of the potential exercise of 1,878,000 of the Company’s stock options and the potential exercise of the Company’s convertible debt because the effects of such instruments on earnings per share would be anti-dilutive.  The diluted earnings per share calculation for the three months and nine month periods ended September 30, 2002 excludes the effect of the potential exercise of the Company’s convertible debt, outstanding warrants and stock options because the effects of such instruments on earnings per share would be anti-dilutive.

5.                                      Q SERVICES ACQUISITION

On July 19, 2002, the Company acquired Q Services, Inc. (“QSI”) pursuant to an Agreement and Plan of Merger dated May 13, 2002, as amended, by and among the Company, Key Merger Sub, Inc. and QSI.  As consideration for the acquisition, the Company issued approximately 17.1 million shares of its common stock to the QSI shareholders and paid approximately $94.2 million in cash at the closing to retire debt and preferred stock of QSI and to satisfy certain other obligations of QSI.  In addition to assuming the positive working capital of QSI, the Company incurred other direct acquisition costs and assumed certain other liabilities of QSI, resulting in the Company recording an aggregate purchase price of approximately $251 million.  The value of the shares issued was based on the closing price of the Company’s common stock on the closing date of $8.75 per share.  The results of QSI’s operations have been included in the consolidated financial statements since the closing date.  Prior to the acquisition, QSI was a privately held corporation conducting field production, pressure pumping, and other service operations in Louisiana, New Mexico, Oklahoma, Texas, and the Gulf of Mexico.  The Company and QSI operated in adjacent and or overlapping locations and the Company expects to realize future cost savings and synergies in connection with the merger.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

Net Assets Acquired
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

Nine Months Ended September 30, 2002
(thousands, except per share data)

Revenues	$622,799
Net income (loss)	(17,595)
Basic earnings (loss) per share	$(0.14)

6.                                      SENIOR NOTES OFFERING

On May 14, 2003, the Company completed a public offering of $150,000,000 of 6 3/8% Senior Notes due 2013.  The cash proceeds from the debt offering, net of fees and expenses, were used to repay the balance of the revolving loan facility then outstanding under the Company’s senior credit facility, with the remainder to be used for general corporate purposes, including further debt retirement.

7.                                      COMMITMENTS AND CONTINGENCIES

Various suits and claims arising in the ordinary course of business are pending against the Company. Management does not believe that the disposition of any of these items will result in a material adverse impact to the consolidated financial position, results of operations or cash flows of the Company.

8.                                      SUPPLEMENTARY INFORMATION TO THE CONSOLIDATED STATEMENT OF CASH FLOWS

Cash Payments.  The Company paid interest of approximately $39,824,000 and $38,422,000 for the nine months ended September 30, 2003 and 2002, respectively, net of capitalized interest of approximately $2,154,000 and $1,465,000 for the nine months ended September 30, 2003 and 2002, respectively.  The Company made income tax payments of approximately $992,000 and $246,000 for the nine months ended September 30, 2003 and 2002, respectively.

Non-Cash Investing and Financing Activities.  The fair value of common stock issued in purchase transactions, other than for the acquisition of QSI, was approximately $11,404,000 and $23,238,000 for the nine months ended September 30, 2003 and 2002, respectively.  The Company incurred a non-compete payment obligation in a purchase transaction of approximately $200,000 for the nine months ended September 30, 2003.  The Company incurred capital lease obligations of approximately $3,597,000 and $5,230,000 for the nine months ended September 30, 2003 and 2002, respectively.

9.                                      BUSINESS SEGMENT INFORMATION

The Company’s reportable business segments are well servicing and contract drilling.

Well Servicing: The Company’s operations provide well servicing (ongoing maintenance of existing oil and natural gas wells), workover (major repairs or modifications necessary to optimize the level of production from existing oil and natural gas wells) and production services (fluid hauling and fluid storage tank rental, fishing and rental tool services and pressure pumping services).

Contract Drilling: The Company provides contract drilling services for major and independent oil companies onshore the continental United States, Argentina and Ontario, Canada.

The Company’s management evaluates the performance of its operating segments based on net income and operating profits (revenues less direct operating expenses).  Corporate expenses include general corporate expenses associated with managing all reportable operating segments.  Corporate assets consist principally of cash and cash equivalents, deferred debt financing costs and deferred income tax assets.

	Well Servicing	Contract Drilling	Corporate / Other	Total

Three Months Ended September 30, 2003
Operating revenues	$224,251	$18,819	$312	$243,382
Operating profit	69,686	5,143	312	75,141
Depreciation, depletion and amortization	21,473	2,642	1,783	25,898
Interest expense	137	—	12,589	12,726
Net income (loss) from continuing operations*	13,049	319	(7,029)	6,339
Identifiable assets	815,190	88,531	317,545	1,221,266
Capital expenditures (excluding acquisitions)	15,883	1,060	4,891	21,834

Three Months Ended September 30, 2002
Operating revenues	$185,967	$14,399	$50	$200,416
Operating profit	54,337	3,882	50	58,269
Depreciation, depletion and amortization	21,876	2,392	694	24,962
Interest expense	276	—	10,986	11,262
Net income (loss) from continuing operations*	4,988	(227)	(7,088)	(2,327)
Identifiable assets	828,845	88,742	253,053	1,170,640
Capital expenditures (excluding acquisitions)	12,115	191	4,286	16,592

* Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company’s foreign operations (which consists of Argentina, Canada and Egypt) for the three months ended September 30, 2003 and 2002 were approximately $12.7 million and $6.1 million, respectively. Operating profits for the Company’s foreign operations for the three months ended September 30, 2003 and 2002 were approximately $5.4 million and $1.4 million, respectively.  The Company had approximately $55.4 million and $41.1 million of identifiable assets as of September 30, 2003 and 2002, respectively, related to foreign operations.  Capital expenditures for the Company’s foreign operations for the three months ended September 30, 2003 and 2002 were approximately $0.8 million and $1.7 million, respectively.

	Well Servicing	Contract Drilling	Corporate / Other	Total

Nine Months Ended September 30, 2003
Operating revenues	$643,379	$51,925	$(174)	$695,130
Operating profit	187,734	13,912	(174)	201,472
Depreciation, depletion and amortization	63,769	7,854	4,337	75,960
Interest expense	476	—	35,464	35,940
Net income (loss) from continuing operations*	33,832	471	(23,115)	11,188
Identifiable assets	815,190	88,531	317,545	1,221,266
Capital expenditures (excluding acquisitions)	46,962	5,063	12,663	64,688

Nine Months Ended September 30, 2002
Operating revenues	$494,452	$41,491	$1,093	$537,036
Operating profit	128,499	9,521	1,093	139,113
Depreciation, depletion and amortization	54,517	7,000	2,626	64,143
Interest expense	771	—	30,777	31,548
Net income (loss) from continuing operations*	8,501	(1,464)	(19,513)	(12,476)
Identifiable assets	828,845	88,742	253,053	1,170,640
Capital expenditures (excluding acquisitions)	41,571	8,975	14,081	64,627

* Net income (loss) for the contract drilling segment includes a portion of well servicing general and administrative expenses allocated on a percentage of revenue basis.

Operating revenues for the Company’s foreign operations for the nine months ended September 30, 2003 and 2002 were approximately $34.1 million and $15.3 million, respectively. Operating profits for the Company’s foreign operations for the nine months ended September 30, 2003 and 2002 were approximately $14.2 million and $3.1 million, respectively. The Company had approximately $55.4 million and $41.1 million of identifiable assets as of September 30, 2003 and 2002, respectively, related to foreign operations.  Capital expenditures for the Company’s foreign operations for the nine months ended September 30, 2003 and 2002 were approximately $2.6 million and $6.1 million, respectively.

10.                               CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company’s senior notes are guaranteed by substantially all of the Company’s subsidiaries, all of which are wholly-owned.  The guarantees are joint and several, full, complete and unconditional.  There are currently no restrictions on the ability of the subsidiary guarantors to transfer funds to the parent company.

The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”  The information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with accounting principles generally accepted in the United States of America.

The 6 3/8% Senior Notes are guaranteed by the Guarantor A group of subsidiaries, which consists of substantially all of the Company’s subsidiaries.  The 8 3/8% Senior Notes and the 14%

Senior Subordinated Notes are guaranteed by the Guarantor A group of subsidiaries and Guarantor B, which is Odessa Exploration Incorporated (“OEI”).  Substantially all of the assets of OEI were oil and gas properties, which were sold by the Company in August 2003 (see Note 12).

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2003
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)

Assets:
Current assets	$96,566	$167,403	$77	$14,668	$—	$278,714
Net property and equipment	51,156	829,531	13	23,034	—	903,734
Goodwill, net	3,431	342,177	—	727	—	346,335
Deferred costs, net	14,182	—	—	—	—	14,182
Inter-company receivables	697,601	—	—	—	(697,601)	—
Other assets	12,805	11,373	458	—	—	24,636
Total assets	$875,741	$1,350,484	$548	$38,429	$(697,601)	$1,567,601

Liabilities and equity:
Current liabilities	$50,275	$68,757	$342	$5,472	$—	$124,846
Long-term debt	520,837	—	—	—	—	520,837
Capital lease obligations	1,403	10,319	—	—	—	11,722
Inter-company payables	—	674,899	3,753	18,949	(697,601)	—
Deferred tax liability	154,182	—	—	—	—	154,182
Other long-term liabilities	33,346	4,299	—	—	—	37,645
Stockholders’ equity	115,698	592,210	(3,547)	14,008	—	718,369
Total liabilities and stockholders’ equity	$875,741	$1,350,484	$548	$38,429	$(697,601)	$1,567,601

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Assets:
Current assets	$17,716	$142,587	$992	$14,279	$—	$175,574
Net property and equipment	43,134	861,043	32,732	19,596	—	956,505
Goodwill, net	3,431	318,208	—	631	—	322,270
Deferred costs, net	13,503	—	—	—	—	13,503
Inter-company receivables	760,990	—	—	—	(760,990)	—
Other assets	19,687	13,882	581	—	—	34,150
Total assets	$858,461	$1,335,720	$34,305	$34,506	$(760,990)	$1,502,002

Liabilities and equity:
Current liabilities	$43,701	$59,410	$2,061	$3,703	$—	$108,875
Long-term debt	472,336	—	—	—	—	472,336
Capital lease obligations	1,648	12,573	—	—	—	14,221
Inter-company payables	—	724,341	15,501	21,148	(760,990)	—
Deferred tax liability	161,265	—	—	—	—	161,265
Other long-term liabilities	31,222	4,735	12,887	93	—	48,937
Stockholders’ equity	148,289	534,661	3,856	9,562	—	696,368
Total liabilities and stockholders’ equity	$858,461	$1,335,720	$34,305	$34,506	$(760,990)	$1,502,002

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2003
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$149	$235,631	$—	$7,602	$—	$243,382
Costs and expenses:
Direct expenses	—	162,413	—	5,828	—	168,241
Depreciation, depletion and amortization expense	1,783	23,544	—	571	—	25,898
General and administrative expense	12,240	12,195	—	539	—	24,974
Interest	12,589	104	—	33	—	12,726
Gain on retirement of debt	—	—	—	—	—	—
Total costs and expenses	26,612	198,256	—	6,971	—	231,839
Income (loss) from continuing operations before income taxes	(26,463)	37,375	—	631	—	11,543
Income tax (expense) benefit	13,063	(17,954)	—	(313)	—	(5,204)
Income (loss) from continuing operations	(13,400)	19,421	—	318	—	6,339
Discontinued operations	—	—	(7,396)	—	—	(7,396)
Net income (loss)	$(13,400)	$19,421	$(7,396)	$318	$—	$(1,057)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Three Months Ended September 30, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$46	$194,469	$—	$5,901	$—	$200,416
Costs and expenses:
Direct expenses	—	138,184	—	3,963	—	142,147
Depreciation, depletion and amortization expense	793	23,782	—	387	—	24,962
General and administrative expense	11,104	14,436	—	268	—	25,808
Interest	10,986	256	—	20	—	11,262
Foreign currency transaction (gain), Argentina	—	—	—	—	—	—
Gain on retirement of debt	(10)	—	—	—	—	(10)
Total costs and expenses	22,873	176,658	—	4,638	—	204,169
Income (loss) from continuing operations before income taxes	(22,827)	17,811	—	1,263	—	(3,753)
Income tax (expense) benefit	8,920	(6,993)	—	(501)	—	1,426
Income (loss) from continuing operations	(13,907)	10,818	—	762	—	(2,327)
Discontinued operations	—	—	(310)	—	—	(310)
Cumulative effect	—	(658)	(2,215)	—	—	(2,873)
Net income (loss)	$(13,907)	$10,160	$(2,525)	$762	$—	$(5,510)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2003
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$256	$674,184	$—	$20,690	$—	$695,130
Costs and expenses:
Direct expenses	—	477,880	—	15,778	—	493,658
Depreciation, depletion and amortization expense	3,799	70,472	—	1,689	—	75,960
General and administrative expense	31,446	37,380	—	1,422	—	70,248
Interest	35,463	385	—	92	—	35,940
Gain on retirement of debt	(16)	—	—	—	—	(16)
Total costs and expenses	70,692	586,117	—	18,981	—	675,790
Income (loss) from continuing operations before income taxes	(70,436)	88,067	—	1,709	—	19,340
Income tax (expense) benefit	29,689	(37,121)	—	(720)	—	(8,152)
Income (loss) from continuing operations	(40,747)	50,946	—	989	—	11,188
Discontinued operations	—	—	(7,866)	—	—	(7,866)
Net income (loss)	$(40,747)	$50,946	$(7,866)	$989	$—	$3,322

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Nine Months Ended September 30, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Revenues	$469	$521,448	$—	$15,119	$—	$537,036
Costs and expenses:
Direct expenses	—	386,426	—	11,497	—	397,923
Depreciation, depletion and amortization expense	1,883	60,820	—	1,440	—	64,143
General and administrative expense	23,897	31,169	—	1,037	—	56,103
Interest	30,777	767	—	4	—	31,548
Foreign currency transaction (gain), Argentina	—	—	—	(401)	—	(401)
Gain on retirement of debt	8,447	—	—	—	—	8,447
Total costs and expenses	65,004	479,182	—	13,577	—	557,763
Income (loss) from continuing operations before income taxes	(64,535)	42,266	—	1,542	—	(20,727)
Income tax (expense) benefit	25,690	(16,825)	—	(614)	—	8,251
Income (loss) from continuing operations	(38,845)	25,441	—	928	—	(12,476)
Discontinued operations	—	—	(650)	—	—	(650)
Cumulative effect	—	(658)	(2,215)	—	—	(2,873)
Net income (loss)	$(38,845)	$24,783	$(2,865)	$928	$—	$(15,999)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2003
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Net cash provided (used) by operating activities	$35,927	$51,996	$(15,512)	$496	$—	$72,907
Net cash provided (used) in investing activities	(15,992)	(49,460)	19,698	(2,087)	—	(47,841)
Net cash provided (used) in financing activities	62,019	(2,250)	(4,227)	—	—	55,542
Effect of exchange rate changes on cash	—	—	—	(225)	—	(225)
Net increase (decrease) in cash	81,954	286	(41)	(1,816)	—	80,383
Cash at beginning of period	5,183	1,220	(258)	2,899	—	9,044
Cash at end of period	$87,137	$1,506	$(299)	$1,083	$—	$89,427

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	Nine Months Ended September 30, 2002
	Parent Company	Guarantor A Subsidiaries	Guarantor B Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(thousands)
Net cash provided (used) by operating activities	$29,327	$48,746	$(747)	$5,716	$—	$83,042
Net cash provided (used) in investing activities	(126,288)	(42,859)	23	(3,546)	—	(172,670)
Net cash provided (used) in financing activities	93,926	(6,976)	—	—	—	86,950
Effect of exchange rate changes on cash	—	—	—	(1,460)	—	(1,460)
Net increase (decrease) in cash	(3,035)	(1,089)	(724)	710	—	(4,138)
Cash at beginning of period	2,507	2,983	793	1,683	—	7,966
Cash at end of period	$(528)	$1,894	$69	$2,393	$—	$3,828

11.                               INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2003 was 45% compared to (38%) for the three months ended September 30, 2002.  The Company’s effective tax rate for the nine months ended September 30, 2003 was 42% compared to (40%) for the nine months ended September 30, 2002.  The effective tax rates are different from the statutory rate of 35% because of non-deductible expenses and the effects of state, local and foreign taxes.

12.                               DISCONTINUED OPERATIONS – SALE OF OIL AND GAS PROPERTIES

On August 28, 2003, the Company sold its oil and natural gas properties for approximately $19.7 million in cash.  The Company received net cash proceeds of approximately $7.2 million after repaying the Company’s volumetric production payment, unwinding related hedge arrangements and other related costs.  As a result of the sale, the Company will treat its oil and natural gas production business as a discontinued operation for all periods and has recorded an after-tax charge to discontinued operations of approximately $7.4 million, or $0.06 per diluted share, during the three months ended September 30, 2003.

Results for activities reported as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(thousands)

Revenues	$1,250	$1,651	$4,221	$5,021
Costs and expenses	(613)	(2,151)	(4,318)	(6,156)

Income (loss) before income taxes	637	(500)	(97)	(1,135)
Income tax benefit (expense)	(229)	190	35	485

Income (loss) before loss on disposal	408	(310)	(62)	(650)
Loss on disposal, net of tax	(7,804)	—	(7,804)	—

Income (loss) from discontinued operations	$(7,396)	$(310)	$(7,866)	$(650)

Balance Sheet Data:

	September 30, 2003	December 31, 2002
	(thousands)

Current assets	$77	$992
Property and equipment, net	13	32,732
Other assets	458	581
Total assets.	$548	$34,305

Current liabilities.	342	2,061
Non-current liabilities	3,753	28,388
Stockholders equity	(3,547)	3,856
Total liabilities and stockholders’ equity.	$548	$34,305

13.       SUBSEQUENT EVENT – NEW SENIOR CREDIT FACILITY

On November 10, 2003, the Company entered into a Fourth Amended and Restated Credit Agreement (the “New Senior Credit Facility”).  The New Senior Credit Facility consists of a $175 million revolving loan facility with the entire revolving credit facility available for letters of credit.  The Company has the right, subject to certain conditions, to increase the total commitment under the New Senior Credit Facility from $175 million to up to $225 million if it is able to obtain additional lending commitments.  The revolving loan commitments will terminate on November 10, 2007 and all revolving loans must be paid on or before that date.  The revolving loans bear interest based upon, at the Company’s option, the agent’s base rate for loans or the agent’s reserve adjusted LIBOR rate for loans plus, in either case, a margin which will fluctuate based upon the Company’s consolidated total leverage ratio and in either case, according to the pricing grid set forth in the New Senior Credit Facility.

The New Senior Credit Facility contains various financial covenants based on applicable periods, including: (i) a maximum consolidated total leverage ratio, (ii) a minimum consolidated interest coverage ratio, and (iii) a minimum net worth. The New Senior Credit Facility subjects the Company to other restrictions, including restrictions upon the Company’s ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to make acquisitions, to sell assets, to make dividends, purchases of the Company’s stock or subordinated debt, or to make investments, loans and advances or changes to debt instruments and organizational documents.  All obligations under the New Senior Credit Facility are guaranteed by most of the Company’s subsidiaries and are secured by most of the Company’s assets, including the Company’s accounts receivable, inventory and most equipment.

ITEM 2.                                         MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

NOTE REGARDING FORWARD – LOOKING STATEMENTS

The statements in this document that relate to matters that are not historical facts are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this document and the documents incorporated by reference, words such as “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “will,” “could,” “may,” “predict” and similar expressions are intended to identify forward-looking statements. Further events and actual results may differ materially from the results set forth in or implied in the forward-looking statements. Factors that might cause such a difference include:

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

The following discussion provides information to assist in the understanding of the Company’s financial condition and results of operations. It should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this report.  As used in this Item 2, references to composite well servicing rig rates means, for a given period, the total well servicing revenues for that period divided by the total well servicing rig hours for that period.  As used in this Item 2, references to composite contract drilling rig rates means, for a given period, the total contract drilling revenues for that period divided by the total contract drilling rig hours for that period.  As used in this Item 2, references to composite truck rates means, for a given period, the total trucking revenues for that period divided by the total trucking hours for that period.

RESULTS OF OPERATIONS

The Company’s results of operations for the three and nine months ended September 30, 2003 reflect the impact of continued modest improvement in industry conditions resulting from continued strength in oil and natural gas prices.

THREE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 2002

The Company’s revenue for the three months ended September 30, 2003 increased $42,966,000, or 21%, to $243,382,000 from $200,416,000 for the three months ended September 30, 2002.  For the three months ended September 30, 2003, the Company had net income from continuing operations of $6,339,000, an improvement of $8,666,000, from a net loss from continuing operations of $2,327,000 for the three months ended September 30, 2002.  The increase in revenues and net income from continuing operations is principally due to increasing levels of activity.  Total rig hours for the three months ended September 30, 2003 increased approximately 12% compared to total rig hours for the three months ended September 30, 2002.  Total trucking hours for the three months ended September 30, 2003 increased approximately 18% compared to total trucking hours for the three months ended September 30, 2002 principally due to improved activity levels.

Operating Revenues

Well Servicing.  Well servicing revenues for the three months ended September 30, 2003 increased $38,284,000, or 21%, to $224,251,000 from $185,967,000 for the three months ended September 30, 2002.  The increase in revenues was primarily due to an increase in activity resulting in an increase in total well servicing rig hours and total trucking hours and a slight increase in composite well servicing rig rates and composite truck rates.  Total well servicing rig hours for the three months ended September 30, 2003 increased approximately 11% compared to total well servicing rig hours for the three months ended September 30, 2002.  Composite well servicing rig rates increased by approximately 4% for the three months ended September 30, 2003 compared to composite well servicing rig rates for the three months ended September 30, 2002.  Total trucking hours for the three months ended September 30, 2003 increased approximately 18% compared to total trucking hours for the three months ended September 30, 2002 and composite truck rates for the three months ended September 30, 2003 increased by approximately 4% compared to composite truck rates for the three months ended September 30, 2002.

Contract Drilling.  Contract drilling revenues for the three months ended September 30, 2003 increased $4,420,000, or 31%, to $18,819,000 from $14,399,000 for the three months ended September 30, 2002.  The increase in revenues was primarily due to an increase in activity resulting in an increase in total contract drilling hours and a slight improvement in composite contract drilling rig rates.  Total contract drilling rig hours for the three months ended September 30, 2003 increased by approximately 24% compared to total contract drilling rig hours for the three months ended September 30, 2002, while composite contract drilling rig rates for the three months ended September 30, 2003 increased by approximately 5% compared to composite contract drilling rig rates for the three months ended September 30, 2002.

Operating Expenses

Well Servicing.  Well servicing expenses for the three months ended September 30, 2003 increased $22,935,000, or 17%, to $154,565,000 from $131,630,000 for the three months ended September 30, 2002.  The increase was primarily due to increased levels of activity and related repair and maintenance costs.  Well servicing expenses as a percentage of well servicing revenue decreased from 71% for the three months ended September 30, 2002 to 69% for the three months ended September 30, 2003.

Contract Drilling.  Contract drilling expenses for the three months ended September 30, 2003 increased $3,159,000, or 30%, to $13,676,000 from $10,517,000 for the three months ended September 30, 2002.  The increase was primarily due to increased levels of activity and related repair and maintenance costs.  Contract drilling expenses as a percentage of contract drilling revenues was 73% for the three months ended September 30, 2003 and for the three months ended September 30, 2002.

Depreciation, Depletion and Amortization Expense

The Company’s depreciation, depletion and amortization expense for the three months ended September 30, 2003 increased $936,000, or 4%, to $25,898,000 from $24,962,000 for the three months ended September 30, 2002.  The increase is primarily due to the Company’s ongoing capital expenditure program, which includes remanufacturing of well servicing and contract drilling equipment and the Company’s technology initiatives.

General and Administrative Expenses

The Company’s general and administrative expenses for the three months ended September 30, 2003 decreased $834,000, or 3%, to $24,974,000 from $25,808,000 for the three months ended September 30, 2002.  The decrease for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 was primarily due to the integration costs associated with the acquisition of QSI and higher general liability costs that were incurred during the three months ended September 30, 2002 offset by higher costs associated with increased activity levels for the three months ended September 30, 2003.  Incremental costs include expenses related to additional personnel supporting the implementation of information technology initiatives and corporate infrastructure.  General and administrative expenses as a percentage of revenues decreased from 13% for the three months ended September 30, 2002 to 10% for the three months ended September 30, 2003.

Interest Expense

The Company’s interest expense for the three months ended September 30, 2003 increased $1,464,000, or 13%, to $12,726,000 from $11,262,000 for the three months ended September 30, 2002.  The increase was primarily due to higher average long term debt in the quarter ended September 30, 2003 as compared to September 30, 2002 resulting from the issuance of the 6 3/8% Senior Notes, a portion of the proceeds of which was used to repay the outstanding indebtedness on the Company’s revolver with the balance being held for future debt repayment.  Included in interest expense was the amortization of deferred debt issuance costs, discount and premium of approximately $892,000 for the three months ended September 30, 2003 compared to $967,000 for the three months ended September 30, 2002.

Gain (Loss) on Retirement of Debt

During the three months ended September 30, 2002, the Company repurchased approximately $204,000 of its long-term debt at a discount which resulted in a gain of $10,000.  On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”).  The new standard rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be recorded as extraordinary items.

Income Taxes

The Company’s income tax expense for the three months ended September 30, 2003 increased $6,630,000 to an expense of $5,204,000 from a benefit of $1,426,000 for the three months ended September 30, 2002.  The Company’s effective tax rate for the three months ended September 30, 2003 was 45% compared to (38%) for the three months ended September 30, 2002.  The effective tax rates are different from the statutory rate of 35% because of non-deductible expenses and the effects of state, local and foreign taxes.

Discontinued Operations – Sale of Oil and Natural Gas Properties

On August 28, 2003, the Company sold its oil and natural gas properties.  The Company received net cash proceeds of approximately $7.2 million after repaying the Company’s volumetric production payment, unwinding related hedge arrangements and other related costs.  As a result of the sale, the Company will treat its oil and natural gas production business as a discontinued operation for all periods and has recorded an after-tax charge to discontinued operations of approximately $7.4 million, or $0.06 per diluted share, during the three months ended September 30, 2003.

Cumulative Effect on Prior Years of a Change in Accounting Principle

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  Adoption of SFAS 143 is required for all companies with fiscal years beginning after June 15, 2002.  SFAS 143 requires the

Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset.  The Company recorded an after-tax charge of approximately $2,873,000 during the three months ended September 30, 2002 for the cumulative effect on prior years for depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs related to its oil and natural gas producing properties and salt water disposal wells.

NINE MONTHS ENDED SEPTEMBER 30, 2003 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2002

The Company’s revenue for the nine months ended September 30, 2003 increased $158,094,000, or 29%, to $695,130,000 from $537,036,000 for the nine months ended September 30, 2002.  For the nine months ended September 30, 2003, the Company had net income from continuing operations of $11,188,000, an improvement of $23,664,000, from a net loss from continuing operations of $12,476,000 for the nine months ended September 30, 2002.  The increase in revenues and increase in net income from continuing operations is principally due to increasing levels of activity and the acquisition of QSI.  Total rig hours for the nine months ended September 30, 2003 increased approximately 10% compared to total rig hours for the nine months ended September 30, 2002.  Total trucking hours for the nine months ended September 30, 2003 increased approximately 38% compared to total trucking hours for the nine months ended September 30, 2002, principally due to the acquisition of QSI and improved activity levels.

Operating Revenues

Well Servicing.  Well servicing revenues for the nine months ended September 30, 2003 increased $148,927,000, or 30%, to $643,379,000 from $494,452,000 for the nine months ended September 30, 2002.  The increase in revenues was primarily due to an increase in activity and the acquisition of QSI resulting in an increase in well servicing rig hours and total trucking hours partially offset by a decrease in composite well servicing rig and composite truck rates.  Total well servicing rig hours for the nine months ended September 30, 2003 increased approximately 9% compared to total well servicing rig hours for the nine months ended September 30, 2002.  Composite well servicing rig rates decreased by approximately 2% for the nine months ended September 30, 2003 compared to composite well servicing rig rates for the nine months ended September 30, 2002.  Total trucking hours for the nine months ended September 30, 2003 increased by approximately 38% compared to total trucking hours for the nine months ended September 30, 2002, and composite truck rates for the nine months ended September 30, 2003 decreased by approximately 2% compared to composite truck rates for the nine months ended September 30, 2002.

Contract Drilling.  Contract drilling revenues for the nine months ended September 30, 2003 increased $10,434,000, or 25%, to $51,925,000 from $41,491,000 for the nine months ended September 30, 2002.  The increase in revenues was primarily due to an increase in activity resulting in an increase in contract drilling rig hours and a slight improvement in composite contract drilling rig rates.  Total contract drilling hours for the nine months ended September 30, 2003 increased approximately 21% compared to total contract drilling rig hours for the nine months ended September 30, 2002 and composite contract drilling rig rates for the nine months ended September 30, 2003 increased by approximately 3% compared to composite contract drilling rig rates for the nine months ended September 30, 2002.

Operating Expenses

Well Servicing.  Well servicing expenses for the nine months ended September 30, 2003 increased $89,692,000, or 25%, to $455,645,000 from $365,953,000 for the nine months ended September 30, 2002.  The increase was primarily due to increased levels of activity and related repair and maintenance costs and the acquisition of QSI.  Well servicing expenses as a percentage of well servicing revenue decreased from 74% for the nine months ended September 30, 2002 to 71% for the nine months ended September 30, 2003.

Contract Drilling.  Contract drilling expenses for the nine months ended September 30, 2003 increased $6,043,000, or 19%, to $38,013,000 from $31,970,000 for the nine months ended September 30, 2002.  The increase was primarily due to increased levels of activity and related repair and maintenance costs.  Contract drilling expenses as a percentage of contract drilling revenues decreased from 77% for the nine months ended September 30, 2002 to 73% for the nine months ended September 30, 2003.

Depreciation, Depletion and Amortization Expense

The Company’s depreciation, depletion and amortization expense for the nine months ended September 30, 2003 increased $11,817,000, or 18%, to $75,960,000 from $64,143,000 for the nine months ended September 30, 2002.  The increase is primarily due to the acquisition of QSI, which added approximately $114,519,000 in property and equipment and, to a lesser extent, by the Company’s ongoing capital expenditure program, which includes remanufacturing of well servicing and contract drilling equipment and the Company’s technology initiatives.

General and Administrative Expenses

The Company’s general and administrative expenses for the nine months ended September 30, 2003 increased $14,145,000, or 25%, to $70,248,000, from $56,103,000 for the nine months ended September 30, 2002.  The increase was primarily due to the acquisition of QSI and higher costs associated with increased activity levels.  Incremental costs include expenses related to additional personnel supporting the implementation of information technology initiatives and corporate infrastructure.  General and administrative expenses as a percentage of revenues was 10% for the nine months ended September 30, 2003 and for the nine months ended September 30, 2002.

Interest Expense

The Company’s interest expense for the nine months ended September 30, 2003 increased $4,392,000, or 14%, to $35,940,000 from $31,548,000 for the nine months ended September 30, 2002.  The increase was primarily due to higher average long term debt in the nine months ended September 30, 2003 as compared to September 30, 2002 resulting from the issuance of the 6 3/8% Senior Notes, a portion of the proceeds of which was used to repay the outstanding indebtedness on the Company’s revolver and to retire a portion of the 5% Convertible Subordinated Notes with the balance being held for future debt repayment.  Included in interest expense was the amortization of deferred debt issuance costs, discount and premium of approximately $2,501,000 for the nine months ended September 30, 2003 compared to $2,249,000 for the nine months ended September 30, 2002.

Gain (Loss) on Retirement of Debt

During the nine months ended September 30, 2003, the Company repurchased approximately $30,855,000 of its long-term debt at a discount and expensed related debt issuance costs which resulted in a gain of $16,000.  During the nine months ended September 30, 2002, the Company repurchased approximately $36,254,000 of its long-term debt at a various discounts and premiums and expensed related debt issuance costs, which resulted in a loss of $8,447,000.  On July 1, 2002, the Company adopted SFAS 145.  SFAS 145 rescinds FASB Statement No. 4, which required all gains and losses from extinguishment of debt to be recorded as extraordinary items.

Income Taxes

The Company’s income tax expense for the nine months ended September 30, 2003 increased $16,403,000 to an expense of $8,152,000 from a benefit of $8,251,000 for the nine months ended September 30, 2002.  The Company’s effective tax rate for the nine months ended September 30, 2003 was 42% compared to (40%) for the nine months ended September 30, 2002.  The effective tax rates are different from the statutory rate of 35% because of non-deductible expenses and the effects of state, local and foreign taxes.

Discontinued Operations – Sale of Oil and Natural Gas Properties

On August 28, 2003, the Company sold its oil and natural gas properties.  The Company received net cash proceeds of approximately $7.2 million after repaying the Company’s volumetric production payment, unwinding related hedge arrangements and other related costs.  As a result of the sale, the Company will treat its oil and natural gas production business as a discontinued operation for all periods and has recorded an after-tax charge to discontinued operations of approximately $7.4 million, or $0.06 per diluted share, during the September 2003 quarter.

Cumulative Effect on Prior Years of a Change in Accounting Principle

On July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”).  Adoption of SFAS 143 is required for all companies with fiscal years beginning after June 15, 2002.  It requires the Company to recognize a liability for the present value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating the additional cost over the estimated useful life of the asset.  The Company recorded an after-tax charge of approximately $2,873,000 during the three months ended September 30, 2002 for the cumulative effect on prior years for depreciation of the additional costs and accretion expense on the liability related to expected abandonment costs related to its oil and natural gas producing properties and salt water disposal wells.

Cash Flows

The Company’s net cash provided by operating activities for the nine months ended September 30, 2003 decreased $10,135,000 to $72,907,000 from $83,042,000 for the nine months ended September 30, 2002.  The decrease in net cash provided by operating activities was due to an increase in working capital, partially offset by an increase in income from higher activity levels.

The Company’s net cash used in investing activities for the nine months ended September 30, 2003 decreased $124,829,000 to $47,841,000 from $172,670,000 for the nine months ended September 30, 2002.  The decrease in net cash used in investing activities was primarily due to the acquisition of QSI in July 2002 partially offset by proceeds from the sale of the Company’s oil and gas properties in August 2003.

The Company’s net cash provided by financing activities for the nine months ended September 30, 2003 decreased $31,408,000 to $55,542,000 from $86,950,000 for the nine months ended September 30, 2002.  The decrease was a result of the Company using a portion of the proceeds of the 6 3/8% Senior Notes offering to repay its indebtedness under the Senior Credit Facility and to repurchase approximately $30,800,000 of its outstanding 5% Convertible Subordinated Notes during the nine months ended September 30, 2003 as compared to a net increase of borrowings under the revolver and an issuance of $100,000,000 of its 8 3/8% Senior Notes, partially offset by a repurchase of a portion of the Company's 14% Senior Subordinated Notes during the nine months ended September 30, 2002.

The effect of exchange rates on cash for the nine months ended September 30, 2003 and 2002 was a use of $225,000 and $1,460,000, respectively.  This was principally the result of the change in exchange rates of the Argentine peso for the corresponding periods.

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

LONG-TERM DEBT

Other than capital lease obligations and miscellaneous notes payable, as of September 30, 2003, the Company’s long-term debt was comprised of (i) a senior credit facility, (ii) a series of 6 3/8% Senior Notes Due 2013, (iii) a series of 8 3/8% Senior Notes Due 2008, (iv) a series of 14% Senior Subordinated Notes Due 2009, and (v) a series of 5% Convertible Subordinated Notes Due 2004.

Senior Credit Facility

On November 10, 2003, the Company entered into a Fourth Amended and Restated Credit Agreement (the “New Senior Credit Facility”).  The New Senior Credit Facility consists of a $175 million revolving loan facility with the entire revolving credit facility available for letters of credit.  The Company has the right, subject to certain conditions, to increase the total commitment under the New Senior Credit Facility from $175 million to up to $225 million if it is able to obtain additional lending commitments.  The revolving loan commitments will terminate on November 10, 2007 and all revolving loans must be paid on or before that date.  The revolving loans bear interest based upon, at the Company’s option, the agent’s base rate for loans or the agent’s reserve adjusted LIBOR rate for loans plus, in either case, a margin which will fluctuate based upon the Company’s consolidated total leverage ratio and in either case, according to the pricing grid set forth in the New Senior Credit Facility.

                The New Senior Credit Facility contains various financial covenants based on applicable periods, including: (i) a maximum consolidated total leverage ratio, (ii) a minimum consolidated interest coverage ratio, and (iii) a minimum net worth.  The New Senior Credit Facility subjects the Company to other restrictions, including restrictions upon the Company’s ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to make acquisitions, to sell assets, to make dividends, purchases of the Company’s stock or subordinated debt, or to make investments, loans and advances or changes to debt instruments and organizational documents.  All obligations under the New Senior Credit Facility are guaranteed by most of the Company’s subsidiaries and are secured by most of the Company’s assets, including the Company’s accounts receivable, inventory and most equipment.

The New Senior Credit Facility amended and restated the Company’s Third Amended and Restated Credit Agreement (the “Senior Credit Facility”) dated July 15, 2002, which provided for a $150,000,000 revolving loan facility with a $75,000,000 sublimit for letters of credit.  The loans were secured by most of the tangible and intangible assets of the Company.  The Senior Credit Facility had customary affirmative and negative covenants including a maximum leverage ratio, a minimum fixed charge coverage ratio and a minimum net worth, as well as limitations on liens and indebtedness and restrictions on dividends, acquisitions and dispositions.  As of September 30, 2003, the Company was in compliance with all covenants contained in the Senior Credit Facility.

As of September 30, 2003, no revolving loans were outstanding under the revolving loan facility and approximately $53,290,000 of letters of credit related to workers’ compensation insurance was outstanding.  A portion of the net cash proceeds from the debt offering of the 6 3/8% Senior Notes completed in May 2003 were used to repay the balance of the revolving loan facility then outstanding under the Senior Credit Facility.

6 3/8% Senior Notes

On May 14, 2003, the Company completed a public offering of $150,000,000 of 6 3/8% Senior Notes due 2013 (the “6 3/8% Senior Notes”).  The net cash proceeds from the public offering, net of fees and expenses, were used to repay the balance of the revolving loan facility then outstanding under the Senior Credit Facility, with the remainder to be used for general corporate purposes, including further debt retirement.  The 6 3/8% Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries.  The 6 3/8% Senior Notes are effectively subordinated to Key’s secured indebtedness, which includes borrowings under the Senior Credit Facility.

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

At September 30, 2003, $150,000,000 principal amount of the 6 3/8% Senior Notes remained outstanding.  The 6 3/8% Senior Notes require semi-annual interest payments on May 1 and November 1 of each year.  As of September 30, 2003, the Company was in compliance with all covenants contained in the 6 3/8% Senior Notes indenture.

8 3/8% Senior Notes

On March 6, 2001, the Company completed a private placement of $175,000,000 of 8 3/8% Senior Notes due 2008 (the “8 3/8% Senior Notes”).  The net cash proceeds from the private placement were used to repay all of the remaining balance of the original term loans under the Company’s then outstanding senior credit facility (the “Prior Senior Credit Facility”) and a portion of the revolving loan facility under the Prior Senior Credit Facility then outstanding.  On March 1, 2002, the Company completed a public offering of an additional $100,000,000 of 8 3/8% Senior Notes due 2008.  The net cash proceeds from the public offering were used to repay all of the remaining balance of the revolving loan facility under the Prior Senior Credit Facility.  The 8 3/8% Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries.  The 8 3/8% Senior Notes are effectively subordinated to Key’s secured indebtedness, which includes borrowings under the Senior Credit Facility.

On and after March 1, 2005, the Company may redeem some or all of the 8 3/8% Senior Notes at any time at varying redemption prices in excess of par, plus accrued interest.  In addition, before March 1, 2004, the Company may redeem up to 35% of the aggregate principal amount of the 8 3/8% Senior Notes with the proceeds of certain sales of equity at 108.375% of par plus accrued interest.

At September 30, 2003, $275,000,000 principal amount of the 8 3/8% Senior Notes remained outstanding.  The 8 3/8% Senior Notes require semi-annual interest payments on March 1 and September 1 of each year.  Interest of approximately $11,516,000 was paid on September 1, 2003.  As of September 30, 2003, the Company was in compliance with all covenants contained in the 8 3/8% Senior Notes indenture.

14% Senior Subordinated Notes

On January 22, 1999, the Company completed the private placement of 150,000 units (the “Units”) consisting of $150,000,000 of 14% Senior Subordinated Notes due 2009 (the “14% Senior Subordinated Notes”) and 150,000 warrants to purchase 2,173,433 shares of the Company’s common stock at an exercise price of $4.88125 per share (the “Unit Warrants”).  The net cash proceeds from the private placement were used to repay substantially all of the remaining $148,600,000 principal amount (plus accrued interest) owed under the Company’s bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. (“Dawson”).

On and after January 15, 2004, the Company may redeem some or all of the 14% Senior Subordinated Notes at any time at varying redemption prices in excess of par, which as of January 15, 2004 will be 107% of par, plus accrued interest.  In addition, before January 15, 2002, the Company was allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par plus accrued interest with the proceeds of certain sales of equity.  During the fiscal year ended September 30, 2001, the Company exercised its right of redemption for $10,313,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest.  This transaction resulted in a loss of approximately $2,561,000.  On January 14, 2002, the Company exercised its right of redemption for $35,403,000 principal amount of the 14% Senior Subordinated Notes at a price of 114% of the principal amount plus accrued interest.  This transaction resulted in a loss of approximately $8,468,000.  Also, during the fiscal year ended September 30, 2002, the Company purchased and canceled $6,784,000 principal amount of the 14% Senior Subordinated Notes at a price of 116% of the principal amount plus accrued interest.  These transactions resulted in a loss of approximately $1,821,000.

The Unit Warrants separated from the 14% Senior Subordinated Notes and became exercisable on January 25, 2000.  On the date of issuance, the value of the Unit Warrants was estimated at $7,434,000 and is classified as a discount to the 14% Senior Subordinated Notes on the Company’s consolidated balance sheet.  The discount is being amortized to interest expense over the term of the 14% Senior Subordinated Notes.  The 14% Senior Subordinated Notes mature and the Unit Warrants expire on January 15, 2009.  The 14% Senior Subordinated Notes are subordinate to the Company’s senior indebtedness, which includes borrowings under the Senior Credit Facility, the 8 3/8% Senior Notes and the 6 3/8% Senior Notes.  The 14% Senior Subordinated Notes are fully and unconditionally guaranteed by substantially all of the Company’s subsidiaries.

At September 30, 2003, $97,500,000 principal amount of the 14% Senior Subordinated Notes remained outstanding.  The Company intends to redeem the remaining 14% Senior Subordinated Notes on or before January 15, 2004 using the Company's available cash or other borrowings, including the Company's revolver.  The 14% Senior Subordinated Notes pay interest semi-annually on January 15 and July 15 of each year.  Interest of approximately $6,825,000 was paid on July 15, 2003.  As of September 30, 2003, 63,500 Unit Warrants had been exercised, producing approximately $4,173,000 of proceeds to the Company and leaving 86,500 Unit Warrants outstanding.  As of September 30, 2003, the Company was in compliance with all covenants contained in the 14% Senior Subordinated Notes indenture.

5% Convertible Subordinated Notes

In 1997, the Company completed a private placement of $216,000,000 of 5% Convertible Subordinated Notes due 2004 (the “5% Convertible Subordinated Notes”).  The 5% Convertible Subordinated Notes are subordinate to the Company’s senior indebtedness which includes borrowings under the Senior Credit Facility, the 14% Senior Subordinated Notes, the 8 3/8% Senior Notes and the 6 3/8% Senior Notes.  The 5% Convertible Subordinated Notes are convertible, at the holder’s option, into shares of the Company’s common stock at a conversion price of $38.50 per share, subject to certain adjustments.  The 5% Convertible Subordinated Notes are redeemable, at the Company’s option, on and after September 15, 2000, in whole or part, together with accrued and unpaid interest.  The initial redemption price is 102.86% for the year beginning September 15, 2000 and declines ratably thereafter on an annual basis.

At September 30, 2003, $18,699,000 principal amount of the 5% Convertible Subordinated Notes remained outstanding.  The 5% Convertible Subordinated Notes mature on September 15, 2004.  The Company intends to use its available cash or other borrowings, including the Company’s revolver, to pay off the 5% Convertible Notes on or before maturity.  Interest on the 5% Convertible Subordinated Notes is payable on March 15 and September 15 of each year.  Interest of approximately $487,000 was paid on September 15, 2003.  As of September 30, 2003, the Company was in compliance with all covenants contained in the 5% Convertible Subordinated Notes indenture.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements requires the use of judgment and estimates.  A critical accounting policy is one that requires difficult, subjective or complex estimates and assessments and is fundamental to the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the periods presented.  A complete summary of the Company’s critical accounting policies is included in Note 1 to the consolidated financial statements included in the Company’s Transition Report on Form 10-K as of and for the six months ended December 31, 2002.  The Company’s critical accounting policies are as follows.

Management makes estimates regarding the fair value of the Company’s reporting units in assessing potential impairment of goodwill.  In addition, the Company makes estimates regarding future undiscounted cash flows from the future use of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.

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

In assessing impairment of long-lived assets other than goodwill where there has been a change in circumstances indicating that the carrying amount of a long-lived asset may not be recoverable, the Company has estimated future undiscounted net cash flows from use of the asset based on actual historical results and expectations about future economic circumstances including oil and natural gas prices and operating costs.  The estimate of future net cash flows from use of the asset could change if actual prices and costs differ due to industry conditions or other factors affecting the Company’s performance.

The Company computes income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”).  SFAS No. 109 requires an asset and liability approach which results in the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of those assets and liabilities. SFAS No. 109 also requires the recording of a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”).  SFAS 149 amendments require that contracts with comparable characteristics be accounted for similarly, clarifies when a contract with an initial investment meets the characteristic of a derivative and clarifies when a derivative requires special reporting in the statement of cash flows.  SFAS 149 is effective for hedging relationships designated and for contracts entered into or modified after September 30, 2003, except for provisions that relate to SFAS 133 Statement Implementation Issues that have been effective for fiscal quarters prior to September 15, 2003, which should be applied in accordance with their respective effective dates, and certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not exist, which should be applied to existing contracts as well as new contracts entered into after September 30, 2003.  The application of SFAS 149 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”).  SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity.  The application of SFAS 150 is not expected to have a material effect on the Company’s consolidated financial statements.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.

ITEM 3.                                         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Special Note:  Certain statements set forth below under this caption constitute “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements” for additional factors relating to such statements.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about the Key’s potential exposure to market risk.  The term “market risk” refers to the risk of loss arising from adverse changes in foreign currency exchange, interest rates and oil and natural gas prices.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.  This forward-looking information provides indicators of how the Company views and manages its ongoing market risk exposures.

INTEREST RATE RISK

At September 30, 2003, the Company had long-term debt and capital lease obligations outstanding of approximately $557,170,000.  Of this amount, approximately $539,587,000, or 97%, bears interest at fixed rates as follows:

As of September 30, 2003
(thousands)
6 3/8% Senior Notes Due 2013	$150,000
8 3/8% Senior Notes Due 2008	276,169
14% Senior Subordinated Notes Due 2009	94,668
5% Convertible Subordinated Notes Due 2004	18,699
Other at 8.0%	51
$539,587

The remaining $17,583,000 of long-term debt and capital lease obligations outstanding as of September 30, 2003 bears interest at floating rates, which averaged approximately 2.8% at September 30, 2003.  A 10% increase in short-term interest rates on the floating-rate debt outstanding at September 30, 2003 would equal approximately 27 basis points.  Such an increase in interest rates would increase Key’s 2003 annual interest expense by approximately $50,000 assuming borrowed amounts remain outstanding.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments.

FOREIGN CURRENCY RISK

During the year ended September 30, 2002, the Argentine government suspended the law tying the Argentine peso to the U.S. dollar at the conversion ratio of 1:1 and created a dual currency system in Argentina.  Key’s net assets of its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos as of September 30, 2003 and December 31, 2002.  Assets and liabilities of the Argentine operations were translated to U.S. dollars at September 30, 2003 and December 31, 2002 using the applicable free market conversion ratio of 2.9:1 and 3.4:1, respectively, and will be translated at future dates using the applicable free market conversion ratio on such dates.  Key’s net earnings and cash flows from its Argentina subsidiaries are based on the U.S. dollar equivalent of such amounts measured in Argentine pesos.  Revenues, expenses and cash flows will be translated using the average exchange rates.

The change in the Argentine peso to the U.S. dollar exchange rate since December 31, 2002 has increased stockholders’ equity by approximately $3,246,000, through a credit to other comprehensive loss through September 30, 2003.

Key’s net assets, net earnings and cash flows from its Canadian subsidiary are based on the U.S. dollar equivalent of such amounts measured in Canadian dollars.  Assets and liabilities of the Canadian operations are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period.  Revenues and expenses are translated using the average exchange rate during the reporting period.

A 10% change in the Canadian-to-U.S. Dollar exchange rate would not be material to the net assets, net earnings or cash flows of the Company.

Key’s net assets, net earnings and cash flows from its Egyptian subsidiary are based on the U.S. dollar.  Foreign currency transactions are included in determination of net income for the period.

COMMODITY PRICE RISK

Key sold all of its oil and natural gas properties during August 2003.  As a result of the sale, the Company terminated its remaining oil option contract.  Key no longer has major market risk exposure, for its oil and natural gas production operations, from pricing applicable to its oil and natural gas sales.  See Note 12 to the Consolidated Financial Statements.

ITEM 4.                                         DISCLOSURE CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer undertook an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15(d)-15(e)) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)                                  Exhibits

4.1*                          Supplemental Indenture dated as of July 28, 2003, between the Company, the Guarantors (as defined therein) and The Bank of New York, as Trustee.

4.2*                          Third Supplemental Indenture dated as of July 28, 2003, among the Company, the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee.

10.1                           Fourth Amended and Restated Credit Agreement, dated as of June 7, 1997, as amended and restated through November 10, 2003, among the Company, the several Lenders from time to time parties thereto, the Guarantors, PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc. and Wells Fargo Bank Texas, as Co-Lead Arrangers, and Credit Lyonnais New York Branch, as Syndication Agent, Bank One N. A. and Comerica Bank, as Co-Documentation Agents (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 13, 2003, File No. 1-8038).

10.2*                    Purchase and Sale Agreement dated August 7, 2003 between Odessa Exploration Incorporated and Stallion Panhandle 2001, L.P.

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

32*                             Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   * Filed herewith.

(b)                                 Reports on Form 8-K

The Company filed the following report on Form 8-K during the quarter ended September 30, 2003:

(i)                                     Current Report on Form 8-K dated August 19, 2003 to report the execution of an agreement to dispose of the Company’s oil and gas properties.

The Company furnished the following report on Form 8-K during the quarter ended September 30, 2003:

(i)                                     Current Report on Form 8-K dated July 29, 2003 filed to furnish the Company’s operating results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC.

Dated: November 14, 2003	By	/s/ Francis D. John
Francis D. John
President and Chief Executive Officer

Dated: November 14, 2003	By	/s/ Royce W. Mitchell
Royce W. Mitchell
Chief Financial Officer