Form 10-Q
period 2005-06-30
KEY ENERGY SERVICES INC
filed 2007-08-13
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

We have completed our financial statements for the years ended December 31, 2004, 2005 and 2006, and on August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006.  Concurrently with the filing of this report, we are filing our Quarterly Reports on Form 10-Q for the first three quarters of 2006 and the remaining two quarters of 2005.  The 2005 Quarterly Reports on Form 10-Q also include 2004 quarterly information.  In light of our inability to provide financial statements in accordance with GAAP for periods prior to 2004, we will not be filing any other earlier reports, including annual reports for 2004 and 2005, or quarterly reports for the first three quarters of 2004.  Due to the delay in the filing of this Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to June 30, 2005.

Item 1.                       CONSOLIDATED FINANCIAL STATEMENTS

Key Energy Services, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$91,390	$20,425
Accounts receivable, net of allowance for doubtful accounts of $10,970 and $8,990 at June 30, 2005 and December 31, 2004, respectively	200,805	190,518
Inventories	18,832	19,069
Prepaid expenses	7,879	7,472
Deferred tax asset	35,953	48,823
Other current assets	7,076	5,758
Current assets of discontinued operations	1,193	18,958

Total current assets	363,128	311,023

Property and equipment:
Well servicing equipment	796,164	770,001
Contract drilling equipment	26,424	21,916
Motor vehicles	85,604	87,189
Furniture and equipment	67,637	72,040
Buildings and land	44,280	48,268

Total property and equipment	1,020,109	999,414
Accumulated depreciation	(431,807)	(401,636)

Net property and equipment	588,302	597,778

Goodwill	320,971	320,942
Deferred costs, net	2,174	9,068
Notes and accounts receivable - related parties	59	101
Equity investment in IROC Systems Corp	9,412	3,786
Other assets	13,186	13,344

Non-current assets of discontinued operations	—	60,580

TOTAL ASSETS	$1,297,232	$1,316,622

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,064	$14,465
Accrued payroll, taxes and employee benefits	43,027	36,218
Accrued operating expenditures	21,864	24,385
Income, sales, use and other taxes	20,855	21,881
Workers’ compensation claims accrual	16,762	14,684
Accrued rent	2,032	88
Vehicular Insurance	1,832	3,732
Accrued severance	703	326
Other accrued liabilities	16,779	8,052
Accrued interest	10,524	9,980
Current portion of capital lease obligations	5,779	6,354
Current liabilities of discontinued operations	239	4,938

Total current liabilities	155,460	145,103

Capital lease obligations, less current portion	8,512	7,177
Long-term debt	425,744	473,870
Workers’ compensation, vehicular, health and other insurance claims	37,397	35,829
Deferred tax liability	108,551	107,760
Other non-current accrued expenses	40,419	41,217
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 131,334,196 and 130,791,338 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	13,175	13,121
Additional paid-in capital	714,485	713,563
Treasury stock, at cost; 416,666 and 416,666 shares at June 30, 2005 and December 31, 2004, respectively	(9,682)	(9,682)
Accumulated other comprehensive loss	(36,292)	(36,421)
Retained deficit	(160,537)	(174,915)

Total stockholders’ equity	521,149	505,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,297,232	$1,316,622

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES:
Well servicing	$238,696	$201,988	$459,029	$397,217
Pressure pumping	36,246	22,680	66,750	40,739
Fishing and rental	19,959	18,863	40,326	37,557

Total revenues	294,901	243,531	566,105	475,513

COSTS AND EXPENSES:
Well servicing	161,653	143,342	311,275	277,463
Pressure pumping	25,367	15,144	42,597	29,677
Fishing and rental	13,775	12,379	27,380	25,377
Depreciation and amortization	28,212	23,076	55,986	45,283
General and administrative	34,137	61,795	69,076	87,887
Interest expense	16,326	9,837	29,678	19,561
(Gain) loss on early extinguishment of debt	5,481	—	5,881	12,025
(Gain) loss on sale of assets	(755)	(401)	(30)	4,928
Interest income	(736)	(209)	(1,160)	(254)
Other, net	(5,018)	116	(4,970)	(46)

Total costs and expenses, net	278,442	265,079	535,713	501,901

Income (loss) from continuing operations before income taxes	16,459	(21,548)	30,392	(26,388)
Income tax benefit (expense)	(7,086)	4,126	(12,654)	3,587

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,373	(17,422)	17,738	(22,801)

Discontinued operations, net of tax expense of $(486), $(4,590), and $(403) for the three months ended June 30, 2004 and six months ended June 30, 2005 and 2004, respectively	—	815	(3,361)	629

NET INCOME (LOSS)	$9,373	$(16,607)	$14,377	$(22,172)

EARNINGS (LOSS) PER SHARE:
Net income (loss) from Continuing Operations
Basic	$0.07	$(0.13)	$0.14	$(0.17)
Diluted	$0.07	$(0.13)	$0.13	$(0.17)

Discontinued Operations
Basic	$—	$0.01	$(0.03)	$—
Diluted	$—	$0.01	$(0.03)	$—

Net Income (loss)
Basic	$0.07	$(0.12)	$0.11	$(0.17)
Diluted	$0.07	$(0.12)	$0.10	$(0.17)

WEIGHED AVERAGE SHARES OUTSTANDING:
Basic	130,828	130,791	130,810	130,722
Diluted	132,879	130,791	133,085	130,722

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

NET INCOME (LOSS)	$9,373	$(16,607)	$14,377	$(22,172)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation gain (loss)	53	(9)	129	122
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$9,426	$(16,616)	$14,506	$(22,050)

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$14,377	$(22,172)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	55,986	45,283
Accretion expense	264	260
Income from equity investment	(27)	—
Amortization of deferred debt issuance costs, discount and premium	888	1,069
Deferred income tax expense (benefit)	13,661	(16,840)
Capitalized interest	(324)	(1,239)
(Gain) loss on sale of assets	(30)	4,928
Loss on early extinguishment of debt	5,881	12,025
Stock-based compensation	976	536
Accrual for former officer’s severance	—	30,232

Changes in working capital:

Accounts receivable, net	(9,943)	(27,938)
Other current assets	(1,273)	(54)
Accounts payable, accrued interest and accrued expenses	15,256	(6,393)

Other assets and liabilities	(5,392)	24,399

Operating cash flows provided by (used by) discontinued operations	13,169	(1,952)

Net cash provided by operating activities	103,469	42,144

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - Well Servicing	(36,450)	(22,468)
Capital expenditures - Pressure Pumping	(6,216)	(1,636)
Capital expenditures - Fishing and Rental	(1,338)	(428)
Capital expenditures - Other	(4,227)	(1,795)
Proceeds from sale of fixed assets	8,138	439
Acquisitions, net of cash acquired	—	(22,154)

Investing cash flows provided by discontinued operations	60,477	—

Net cash provided by (used in) investing activities	20,384	(48,042)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	—	(104,357)
Proceeds from long-term debt	—	52,000
Repayments under revolving credit facility	(48,000)	(22,000)
Repayment of capital lease obligations	(5,557)	(7,876)
Proceeds from exercise of stock options and warrants	—	1,586

Net cash used in financing activities	(53,557)	(80,647)

Effect of exchange rates on cash	669	(163)

Net increase (decrease) in cash and cash equivalents	70,965	(86,708)
Cash and cash equivalents, beginning of period	20,425	103,215
Cash and cash equivalents, end of period	$91,390	$16,507

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Key Energy Services, Inc. is a Maryland corporation that was organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. We emerged from a prepackaged bankruptcy plan in December 1992 as Key Energy Group, Inc. On December 9, 1998, we changed our name to Key Energy Services, Inc. (“Key” or the “Company”). We believe that we are now the leading onshore, rig-based well servicing contractor in the United States. From 1994 through 2002, we grew rapidly through a series of over 100 acquisitions, and today we provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, oilfield transportation services, cased-hole electric wireline services and ancillary oilfield services, fishing and rental services and pressure pumping services. During 2005, Key conducted well servicing operations onshore in the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and the ArkLaTex and North Texas regions), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), the Appalachian Basin, Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina. During 2005, we conducted pressure pumping and cementing operations in a number of major domestic producing basins including California, the Permian Basin, the San Juan Basin, the Mid-Continent region, and in the Barnett Shale of North Texas. Our fishing and rental services are located primarily in the Gulf Coast and Permian Basin regions of Texas, as well as in California and the Mid-Continent region.  During 2004, we also conducted land drilling operations in a number of major domestic producing basins including the Permian Basin, the San Juan Basin, the Powder River Basin, and the Appalachian Basin, as well as internationally in Argentina; however, we sold all of our Permian Basin and San Juan Basin contract drilling assets as well as certain drilling assets located in the Rocky Mountain and Four Corners regions to Patterson-UTI Energy, Inc. on January 15, 2005. As of June 30, 2005, we continue to conduct limited land drilling operations domestically in the Appalachian Basin of West Virginia and the Powder River Basin of Wyoming, as well as internationally in Argentina.

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

Restatement for Error

In connection with the preparation of these financial statements, we identified an error in our balance sheet as of December 31, 2003.  This error affected both our retained earnings and deferred tax liabilities accounts, and arose as a result of our lack of roll-forwards and other appropriate reconciliations of the differences between the book and tax bases of our fixed assets.  The error had been carried forward into our consolidated balance sheets as of December 31, 2003 from differences that initially arose in our 1999 fiscal year, and resulted in an overstatement of our retained deficit as of December 31, 2003 by approximately $10 million and an overstatement of our deferred tax liability as of the same date by the same amount.  Our retained earnings and deferred tax liabilities were adjusted as of December 31, 2003 to correct this error and the adjustment is reflected in these consolidated financial statements.  Total liabilities and stockholders’ equity at December 31, 2003 was not impacted by this error.

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

                                                Pressure Pumping and Fishing and Rental Services.  Pressure pumping and fishing rental services include well stimulation and cementing services, and recovering lost or stuck equipment in the wellbore.  We recognize revenue when services are performed, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. These criteria are typically met at the time we complete a job for a customer. Generally, we price fishing and rental tool services by the day and the pressure pumping services by the job.

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. None of our cash is restricted and we have not entered into any compensating balance arrangements. However, at June 30, 2005, all of our obligations under the Senior Credit Facility (hereinafter defined) were secured by most of our assets, including assets held by our subsidiaries, which includes cash, among other assets. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

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

Adoption of SFAS 143 was required for all companies with fiscal years beginning after June 15, 2002. Amortization of the assets associated with the asset retirement obligations was $0.1 million and $0.1 million for the quarters ended June 30, 2005 and 2004, respectively.  Amortization of the assets associated with the asset retirement obligations was $0.2 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively.

Asset and Investment Impairments. We account for asset and investment impairments under Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement requires that long-lived assets held and used by us, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, we group our long-lived assets on a division-by-division basis and compare the estimated future cash flows of each division to the division’s net carrying value. The division level represents the lowest level for which identifiable cash flows are available. We would record an impairment charge, reducing the division’s net carrying value to an estimated fair value, if its estimated future cash flows were less than the division’s net carrying value. “Trigger events,” as defined in SFAS 144, that cause us to evaluate our fixed assets for recoverability and possible impairment may include market conditions, such as adverse changes in the prices of oil and natural gas, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for a division involves significant judgment and estimates.  As of June 30, 2005 and December 31, 2004, no trigger events had been identified by management.

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

Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents and trademarks. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. The cost and accumulated amortization are retired when the noncompete agreement is fully amortized and no longer enforceable. Amortization expense for patents and trademarks is calculated using the straight-line method over the useful life of the patent or trademark, ranging from five to seven years.  Amortization of noncompete agreements for the quarters ended June 30,

2005 and 2004 was $0.7 million and $0.8 million, respectively.  Amortization of noncompete agreements for the six months ended June 30, 2005 and 2004 was $1.5 million and $1.8 million, respectively.  Amortization of patents and trademarks for the quarters ended June 30, 2005 and 2004 was $0.1 million.  Amortization of patents and trademarks for the six months ended June 30, 2005 and 2004 was $0.2 million.  During the six months ended June 30, 2005, the Company capitalized no costs associated with noncompete agreements and approximately $0.1 million of costs associated with patents and trademarks.

Earnings Per Share

We present earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS 128”). Under SFAS 128, basic earnings per common share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the “as if converted” method.

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	(in thousands, except per share data)

Basic EPS Computation:
Numerator
Income (loss) from continuing operations	$9,373	$(17,422)	17,738	$(22,801)
Discontinued operations, net of tax	—	815	(3,361)	629
Net income (loss)	$9,373	$(16,607)	$14,377	$(22,172)

Denominator
Weighted average shares outstanding	130,828	130,791	130,810	130,722

Basic EPS:
Income (loss) from continuing operations	$0.07	$(0.13)	$0.14	$(0.17)
Discontinued operations, net of tax	—	0.01	(0.03)	—
Net income (loss)	$0.07	$(0.12)	$0.11	$(0.17)

Diluted EPS Computation:
Numerator
Income (loss) from continuing operations	$9,373	$(17,422)	$17,738	$(22,801)
Discontinued operations, net of tax	—	815	(3,361)	629
Net income (loss)	$9,373	$(16,607)	$14,377	$(22,172)

Denominator
Weighted average shares outstanding	130,828	130,791	130,810	130,722
Stock options	1,581	—	1,796	—
Warrants	470	—	479	—
	132,879	130,791	133,085	130,722

Diluted EPS:
Income (loss) from continuing operations	$0.07	$(0.13)	$0.13	$(0.17)
Discontinued operations, net of tax	—	0.01	(0.03)	—
Net income (loss)	$0.07	$(0.12)	$0.10	$(0.17)

The diluted earnings per share calculation for the three months ended June 30, 2005 and 2004 excludes the potential exercise of 672,500 and zero stock options, respectively, because the effects of such exercises on earnings per share in those years would be anti-dilutive.  The diluted earnings per share calculation for the six months ended June 30, 2005 and 2004 excludes the potential exercise of 501,250 and zero stock options, respectively, because the effects of such exercises on earnings per share in those years would be anti-dilutive.  The diluted earnings per share calculation for the three and six months ended June 30, 2004 also excludes the potential conversion of our 5% Convertible Subordinated Notes (hereinafter defined), because the effects of this conversion on earnings per share would be anti-dilutive.

Stock-Based Compensation

We account for stock option grants to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Our stock incentive plan, which is described more fully in Note 7 – “Stockholders’ Equity,” provides that the amount an employee must pay to exercise an option to acquire a share of the Company’s stock should be at or above the closing market price on the trading day prior to the date of grant.  In that event, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recorded.

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

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
	(in thousands, except per share amounts)
Net income (loss):

As reported	$9,373	$(16,607)	$14,377	$(22,172)

Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	434	94	411	497

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(677)	(716)	(896)	(3,019)

Pro forma	$9,130	$(17,229)	$13,892	$(24,694)

Basic earnings per share:
As reported	$0.07	$(0.12)	$0.11	$(0.17)
Pro forma	$0.07	$(0.13)	$0.11	$(0.19)

Diluted earnings per share:
As reported	$0.07	$(0.12)	$0.10	$(0.17)
Pro forma	$0.07	$(0.13)	$0.10	$(0.19)

For additional information regarding the computations presented above, see Note 7—”Stockholders’ Equity.”

In addition to the stock option grants discussed above, in June 2005 we began making grants of restricted shares of common stock to certain of our employees and non-employee directors.  These shares have vesting periods ranging from zero to three years. In 2005, for shares with immediate vesting, the Company recognized expense equal to the intrinsic value of the shares on the date of grant immediately in earnings.  For restricted shares that did not immediately vest, compensation cost equal to the intrinsic value of the grant, net of actual and estimated forfeitures, was recognized in earnings ratably over the vesting period of the grant.

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

FSP FIN No. 45-3.                                         In November 2005, the FASB issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FSP FIN 45-3”). FSP Fin 45-3 served as an amendment to FIN 45 by adding minimum revenue guarantees to the list of examples of contracts to which FIN 45 applies. Under FSP FIN 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FSP FIN 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006. The adoption of this interpretation will not materially impact our financial statements.

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

2.                                      DISCONTINUED OPERATIONS

On January 15, 2005, we sold the majority of our contract drilling operations to Patterson-UTI Energy for $62.0 million in cash. We received net cash proceeds of $60.5 million, net of liabilities assumed by the buyer and after paying all costs related to closing the sale. As a result of the sale, the results for these operations, which was previously reported as part of our contract drilling segment, have been presented as discontinued operations for all periods, and we recorded after-tax income to discontinued operations of $0.8 million, or $0.01 per diluted share, during the three months ended June 30, 2004; an after-tax charge to discontinued operations of $3.4 million, or $0.03 per diluted share, during the six months ended June 30, 2005; and after-tax income to discontinued operations of $0.7 million, or $0.01 per diluted share, for the six months ended June 30, 2004.

Results for activities reported as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)

Revenues	$—	$18,046	$3,361	$33,818
Costs and expenses	—	16,745	2,132	32,786
Income before income taxes	—	1,301	1,229	1,032
Income tax expense	—	(486)	(4,590)	(403)
Income (loss) from discontinued operations	$—	$815	$(3,361)	$629

Balance sheet data attributable to discontinued operations were as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)

Current assets	$1,193	$18,958
Current liabilities	(239)	(4,938)
Property, plant and equipment, net	—	49,295
Other assets	—	11,285
Net assets of discontinued operations	$954	$74,600

3.             INCOME TAXES

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Six Months Ended June 30,
	2005	2004

Income tax computed at statutory rate	35.0%	35.0%
State taxes	2.4%	(1.0)%
Meals and entertainment	2.1%	(3.3)%
Executive and share-based compensation	0.6%	(13.0)%
Foreign rate differential	1.1%	(2.0)%
Change in valuation allowance	—%	—%
Other	0.4%	(2.1)%
Effective income tax rate	41.6%	13.6%

4.             INVESTMENT IN IROC SYSTEMS CORP.

On July 22, 2004, we entered into an agreement with IROC Systems Corp. (“IROC”), an Alberta-based oilfield services company, to sell IROC ten remanufactured Skytop well service rigs, along with supporting equipment and inventory.  We began delivering these rigs in the fall of 2004, and completed delivery in the second quarter of 2005.  The purchase price for the rigs was US $7.0 million, which was paid by way of the issuance of approximately 8.2 million shares of IROC’s common stock.  During 2004, we recognized a loss of $0.1 million, which represents the difference between the fair market value of the IROC shares we received on the delivery dates and the carrying values of the rigs that were delivered.  In 2005, we delivered four additional rigs, and we recognized a gain of $1.6 million and $0.3 million in the first and second quarter of 2005, respectively, which represents the difference between the value of the IROC shares we received on the delivery dates of the rigs and the carrying value of the rigs that we delivered.

As of June 30, 2005, we own 8,187,058 shares of IROC common stock, which represents approximately 26.5% of IROC’s outstanding common stock on that date.  IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $2.15 CDN per share on June 30, 2005.  Pursuant to the terms of the agreement with IROC, Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, were appointed to the board of directors of IROC.

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

We recorded a $0.1 million loss of equity income related to our investment in IROC for the quarter ended June 30, 2005.  We recorded an immaterial of equity income related to our investment in IROC for the six months ended June 30, 2005.  During those time periods, no earnings were distributed back to us by IROC in the form of dividends.  The value of our investment in IROC totaled $9.4 million as of June 30, 2005.

5.             LONG-TERM DEBT

The components of our long-term debt are as follows:

	June 30, 2005	December 31, 2004
	(in thousands)

Senior Secured Credit Facility Term Loans	$425,744	$473,870
Capital Leases	14,291	13,531
	440,035	487,401
Less current portion	5,779	6,354
Total long-term debt	$434,256	$481,047

Senior Credit Facility

On November 10, 2003, we entered into a Fourth Amended and Restated Credit Agreement (the “Senior Credit Facility”). The Senior Credit Facility consists of a $175.0 million revolving loan facility with the entire revolving credit facility available for letters of credit. We have the right, subject to certain conditions, to increase the total commitment under the Senior Credit Facility from $175.0 million to up to $225.0 million if we are able to obtain additional lending commitments. The revolving loan commitments are scheduled to terminate on November 10, 2007, and all revolving loans are required to be paid on or before that date. The revolving loans bear interest based upon, at our option, the agent’s base rate for loans or the agent’s reserve-adjusted LIBOR rate for loans, plus, in either case, a margin which would fluctuate based upon our consolidated total leverage ratio and, in either case, according to the pricing grid set forth in the Senior Credit Facility.

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

Our failure to file our 2003 Annual Report on Form 10-K on a timely basis violated covenants under the Senior Credit Facility.  Between March 31, 2004 and June 30, 2005, we amended the terms of the Senior Credit Facility six times to waive the covenant for non-compliance and extend the due date for this and other filings.  We paid a total of $0.5 million, $0.6 million, $1.1 million and $0.6 million in fees during the three and six months ended June 30, 2005 and 2004, respectively, related to the various amendments to the Senior Credit Facility.

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

8.375% Senior Notes

On March 6, 2001, we completed a private placement of $175.0 million of 8.375% Senior Notes due March 1, 2008 (the “8.375% Senior Notes,” together with the 6.375% Senior Notes, the “Senior Notes”). The net cash proceeds from the private placement were used to repay the remaining balance of the original term loans and a portion of the revolving loans outstanding under our then-existing credit facility. On March 1, 2002, we completed a public offering of an additional $100.0 million of 8.375% Senior Notes. The net cash proceeds from the public offering were used to repay the outstanding balance of the revolving loan facility under our credit facility. The 8.375% Senior Notes are senior unsecured obligations. The 8.375% Senior Notes are effectively subordinated to Key’s secured indebtedness which includes borrowings under our Senior Credit Facility.  The 8.375% Senior Notes require semi-annual interest payments on March 1 and September 1 of each year.

Consents to Amend to Extend the Reporting Requirements Under the Senior Note Indentures

Our failure to file our 2003 Annual Report on Form 10-K with the SEC and deliver it to the trustee under the Senior Note indentures on or before March 30, 2004 was a default under each of the indentures for the Senior Notes.  During 2004 and for the six months ended June 30, 2005, we amended the terms of each of the Senior Note indentures three times to waive the covenant non-compliance and extend the due date for our 2003 Annual Report on Form 10-K and other filings.  In order to obtain these amendments and consents, we incurred $9.0 and $5.1 million of expenses in 2005 and for the six months ended June 30, 2004, respectively.  We were required under the last consent by the holders of each series of Senior Notes to file our 2003 Annual Report on form 10-K on or before May 31, 2005 and our 2004 quarterly reports on Form 10-Q and our Annual Report on Form 10-K for 2004 on or before July 31, 2005. The consent also provided that the Quarterly Reports on Form 10-Q for the first quarter and second quarter of 2005 had to be filed no later than October 31, 2005. We failed to meet those deadlines, and as a result, on June 6, 2005, the trustee for the Senior Notes sent us notice of the financial reporting violation, which then triggered a 60-day cure period.

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

The 14% Senior Subordinated Notes required semi-annual interest payments on January 15 and July 15 of each year. The 14% Senior Subordinated Notes were subordinated to our other senior indebtedness, which included borrowings under the Prior Senior Credit Facility, the 8.375% Senior Notes and the 6.375% Senior Notes.  Before January 15, 2002, we were allowed to redeem up to 35% of the aggregate principal amount of the 14% Senior Subordinated Notes at 114% of par, plus accrued interest with the proceeds of certain sales of equity. During the years prior to 2004, we redeemed approximately $52.5 million of principal amount of our 14% Senior Subordinated Notes at varying times and redemption prices, plus accrued interest.

We repaid all the $97.5 million outstanding principal amount of the 14% Senior Subordinated Notes on January 15, 2004.  The notes were redeemed at a redemption price of 107% of the principal amount outstanding plus accrued and unpaid interest to the redemption date, for a total cash outlay of $111.2 million.  This transaction resulted in a gain of $6.8 million.

As of June 30, 2005, 63,500 Warrants had been exercised, providing $4.2 million of proceeds to us and leaving 86,500 Warrants outstanding. On the date of issuance, the value of the Warrants was estimated at $7.4 million and was classified as equity.  Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to pay liquidated damages for periods in which an effective registration statement is not maintained. We have been unable to maintain our effective registration statement due to our failure to timely file our SEC reports. As a result, we paid liquidated damages starting at $0.05 per Warrant per week and escalating to $0.20 per Warrant per week. The total amount paid to the holders of the Warrants was $0.1 million during the six months ended June 30, 2005.

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

Interest on the 5% Convertible Notes was payable on March 15 and September 15 of each year. Interest of $0.5 million was paid on March 15, 2004.

Interest Expense

Interest expense for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Cash payments	$5,362	$5,177	$17,731	$24,301
Commitment and agency fees paid	7,021	1,108	10,840	1,605
Amortization of discount and premium on notes	(63)	(58)	(125)	(116)
Amortization of debt issuance costs	438	578	1,013	1,184
Net change in accrued interest	3,777	3,667	544	(6,174)
Capitalized interest	(209)	(635)	(325)	(1,239)

Total interest expense	$16,326	$9,837	$29,678	$19,561

6.             COMMITMENTS AND CONTINGENCIES

As discussed in Note 1–”Organization and Summary of Significant Accounting Policies—Basis of Presentation,” due to the delay in the filing of this report, this note includes information regarding certain liabilities and uncertainties that became available after the end of the period covered by this report, but has been taken into consideration in the preparation of this report.

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

Government Investigations.  On March 29, 2004, we were notified by the Fort Worth office of the SEC that it had commenced an inquiry regarding the Company.  The SEC issued a formal order of investigation on July 15, 2004.  On May 30, 2007, we were informed by the staff of the Enforcement Division of the SEC that it had completed its investigation as to Key and it did not intend to recommend enforcement action.  In addition, on January 5, 2005, we were served with a subpoena issued by a grand jury in Midland, Texas, that asked for the production of documents in connection with an investigation being conducted by the U.S. Attorney’s Office for the Western District of Texas.  In October 2006, we were notified by the U.S. Attorney’s Office that it would not pursue any criminal charges against the Company.

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

Tax Audits.  We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors.  As of June 30, 2005, we have recorded reserves for future potential liabilities as a result of these audits that management feels are appropriate. While we have fully reserved for these assessments, the ultimate amount of settlement can vary from this estimate. In connection with our Egyptian operations, we are undergoing income tax audits for all periods in which we had operations.  Based on information as of the period covered by this report, we have determined that additional income taxes will be owed and have recorded a liability of approximately $0.9 million.

Self-Insurance Reserves.  We maintain insurance policies for workers' compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers' compensation, vehicular liability and general liability claims. We maintain reserves on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred for workers' compensation and vehicle liability. We estimate general liability claims on a case-by-case basis.  As of June 30, 2005 and December 31, 2004, we have recorded $60.5 million and $55.3 million, respectively, of self-insurance reserves related to worker’s compensation, vehicular liabilities and general liability claims.

Environmental Remediation Liabilities.  For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated.  Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, whereas our litigation reserves do reflect the application of our insurance coverage. At June 30, 2005 and December 31, 2004, respectively, we have recorded $5.5 million and $5.5 million for our environmental remediation liabilities.

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

7.             STOCKHOLDERS’ EQUITY

Common Stock

On June 30, 2005, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 131,334,196 of these shares of common stock were issued and outstanding, net of 416,666 shares held in treasury, and no dividends were issued.  On December 31, 2004, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 130,791,338 of these shares were issued and outstanding, net of 416,666 shares held in treasury, and no dividends had been issued.

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

The following table summarizes the stock option activity related to the plans (shares in thousands):

	Six Months Ended June 30, 2005
	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at beginning of period	10,408	$8.47	$4.77
Granted	325	$11.90	$5.94
Exercised	—	$—	$—
Cancelled or expired	(1,237)	$8.79	$5.59
Outstanding at end of period	9,496	$8.55	$4.70

Exercisable at end of period	8,848	$8.38	4.67

The following table summarizes information about the stock options outstanding at June 30, 2005:

	Options Outstanding
	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding June 30, 2005	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $7.34	3.32	1,407	$5.14	$3.08
$7.35 - $8.25	5.66	2,804	$8.15	$4.74
$8.26 - $8.50	4.88	1,813	$8.46	$5.22
$8.51 - $9.75	5.25	1,381	$9.25	$5.80
$9.76 - $14.51	7.43	2,091	$11.00	$4.58
		9,496	$8.55	$4.70

Aggregate intrinsic value (in thousands)		$9,081

	Options Exercisable
	Number of Options Exercisable June 30, 2005	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $7.34	1,407	$5.14	$3.08
$7.35 - $8.25	2,804	$8.15	$4.74
$8.26 - $8.50	1,787	$8.46	$5.23
$8.51 - $9.75	1,361	$9.25	$5.82
$9.76 - $14.51	1,489	$10.53	$4.30
	8,848	$8.38	$4.67

Aggregate intrinsic value (in thousands)	$8,852

The total fair value of stock options granted during the six months ended June 30, 2005 was $1.9 million. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Six Months Ended June 30, 2005

Risk-free rate	3.7%
Expected life of options, years	6.00
Expected volatility.	54.0%
Expected dividends	none

Common Stock Awards

Beginning in June 2005, we began granting shares of common stock to our outside directors and certain employees. These shares are restricted as to exercisability and transferability, and in certain cases, have required service periods before they are vested and are subject to forfeiture. The vesting periods on these grants range from zero (immediately vested) to three years. The total fair market value of all common stock awards granted during the six months ended June 30, 2005 was $6.5 million. No common stock awards were granted prior to June 2005.

We issued a total of 550,000 common shares to our outside directors and employees during the six months ended June 30, 2005 at a weighted-average issuance price of $11.90 per share. Of these, 50,000 were issued to our outside directors and vested immediately, while the remaining 500,000 vest ratably over a three year period.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock grants that do not immediately vest, we recognize compensation cost ratably over the vesting period of the grant, net of actual and estimated forfeitures.  For the six months ended June 30, 2005, we recognized $0.6 million of expense related to common stock awards, net of estimated and actual forfeitures.

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

The following table sets forth our segment information as of and for the periods ended June 30, 2005 and June 30, 2004, respectively:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended June 30, 2005:
Operating revenues	$238,696	$36,246	$19,959	$—	$—	$—	$294,901
Gross margin	77,041	10,880	6,185	—	—	—	94,106
Depreciation and amortization	21,545	2,295	1,505	2,867	—	—	28,212
Interest expense	18	(71)	6	16,373	—	—	16,326
Net income (loss) from continuing operations	42,738	11,367	3,293	(48,025)	—	—	9,373
Propery, plant and equipment, net	471,679	53,948	26,565	36,110	—	—	588,302
Total assets	909,838	125,224	69,202	578,633	1,193	(386,858)	1,297,232
Capital expenditures, excluding acquisitions	(24,092)	(5,090)	(869)	(3,259)	—	—	(33,310)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended June 30, 2004:
Operating revenues	$201,988	$22,680	$18,863	$—	$—	$—	$243,531
Gross margin	58,647	7,535	6,484	—	—	—	72,666
Depreciation and amortization	18,524	1,568	1,367	1,617	—	—	23,076
Interest expense	21	(15)	3	9,828	—	—	9,837
Net income (loss) from continuing operations	25,978	5,215	4,275	(52,890)	—	—	(17,422)
Propery, plant and equipment, net	568,007	45,211	27,654	47,424	—	—	688,296
Total assets	922,646	108,610	65,677	759,650	88,054	(631,917)	1,312,720
Capital expenditures, excluding acquisitions	(13,573)	(723)	(543)	(2,286)	—	—	(17,125)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the six months ended June 30, 2005:
Operating revenues	$459,029	$66,750	$40,326	$—	$—	$—	$566,105
Gross margin	147,754	24,153	12,946	—	—	—	184,853
Depreciation and amortization	42,838	4,459	2,955	5,734	—	—	55,986
Interest expense	22	(84)	12	29,728	—	—	29,678
Net income (loss) from continuing operations	74,939	21,684	6,585	(85,470)	—	—	17,738
Propery, plant and equipment, net	471,679	53,948	26,565	36,110	—	—	588,302
Total assets	909,838	125,224	69,202	578,633	1,193	(386,858)	1,297,232
Capital expenditures, excluding acquisitions	(36,450)	(6,216)	(1,338)	(4,227)	—	—	(48,231)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the six months ended June 30, 2004:
Operating revenues	$397,217	$40,739	$37,557	$—	$—	$—	$475,513
Gross margin	119,754	11,062	12,180	—	—	—	142,996
Depreciation and amortization	37,056	2,856	2,720	2,651	—	—	45,283
Interest expense	72	(18)	1	19,506	—	—	19,561
Net income (loss) from continuing operations	53,636	6,870	7,879	(91,186)	—	—	(22,801)
Propery, plant and equipment, net	568,007	45,211	27,654	47,424	—	—	688,296
Total assets	922,646	108,610	65,677	759,650	88,054	(631,917)	1,312,720
Capital expenditures, excluding acquisitions	(22,468)	(1,636)	(428)	(1,795)	—	—	(26,327)

Operating revenues for our foreign operations were $17.8 million and $14.3 million for the three months ended June 30, 2005 and 2004, respectively. Operating revenues for our foreign operations were $35.2 million and $27.5 million for the six months ended June 30, 2005 and 2004, respectively.  Gross margins for our foreign operations were $4.4 million and $4.8 million for the three months ended June 30, 2005 and 2004, respectively. Gross margins for our foreign operations were $9.8 million and $9.3 million for the six months ended June 30, 2005 and 2004, respectively.

We have $61.3 million and $54.4 million of identifiable assets related to our foreign operations as of June 30, 2005 and December 31, 2004, respectively.  Capital expenditures for our foreign operations were $4.1 million and $4.0 million for the six months ended June 30, 2005 and 2004, respectively.

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Assets:
Current assets	$134,057	$196,672	$31,206	$—	$361,935
Current assets of discontinued operations	—	1,193	—	—	1,193
Net property and equipment	36,110	522,773	29,419	—	588,302
Goodwill	3,459	316,528	984	—	320,971
Deferred costs, net	2,174	—	—	—	2,174
Inter-company receivables	386,858	—	—	(386,858)	—
Other assets	15,975	6,682	—	—	22,657

TOTAL ASSETS	$578,633	$1,043,848	$61,609	$(386,858)	$1,297,232

Liabilities and equity:
Current liabilities	$65,389	$73,305	$16,527	$—	$155,221
Current liabilities of discontinued operations	—	239	—	—	239
Long-term debt	425,744	—	—	—	425,744
Capital lease obligations	309	8,203	—	—	8,512
Inter-company payables	—	326,962	59,896	(386,858)	—
Deferred tax liability	107,959	89	503	—	108,551
Other long-term liabilities	66,912	9,699	1,205	—	77,816
Stockholders’ equity	(87,680)	625,351	(16,522)	—	521,149

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY	$578,633	$1,043,848	$61,609	$(386,858)	$1,297,232

	December 31, 2004
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Assets:
Current assets	$75,365	$190,972	$25,728	$—	$292,065
Current assets of discontinued operations		18,958			18,958
Net property and equipment	43,392	526,662	27,724	—	597,778
Goodwill	3,459	316,527	956	—	320,942
Deferred costs, net	9,068	—	—	—	9,068
Inter-company receivables	566,726	—	—	(566,726)	—
Other assets	7,723	9,508	—	—	17,231
Non-current assets of discontinued operations	—	60,580	—	—	60,580

TOTAL ASSETS	$705,733	$1,123,207	$54,408	$(566,726)	$1,316,622

Liabilities and equity:
Current liabilities	$59,784	$62,683	$17,698	$—	$140,165
Current liabilities of discontinued operations		4,938			4,938
Long-term debt	473,870	—	—	—	473,870
Capital lease obligations	576	6,601	—	—	7,177
Inter-company payables	—	510,430	56,296	(566,726)	—
Deferred tax liability	107,168	88	504	—	107,760
Other long-term liabilities	65,030	10,811	1,205	—	77,046
Stockholders’ equity	(695)	527,656	(21,295)	—	505,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$705,733	$1,123,207	$54,408	$(566,726)	$1,316,622

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended June 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidated
	(in thousands)

Revenues	$—	$277,095	$17,806	$294,901
Costs and expenses:
Direct expenses	—	187,377	13,418	200,795
Depreciation and amortization	2,867	24,220	1,125	28,212
General and administrative expenses	18,703	14,140	1,294	34,137
Interest	16,373	(84)	37	16,326
Loss on early extinguishment of debt	5,481	—	—	5,481
Other, net	(1,649)	(5,175)	315	(6,509)
Total costs and expenses	41,775	220,478	16,189	278,442
Income (loss) from continuing operations before income taxes	(41,775)	56,617	1,617	16,459
Income tax expense	(6,251)	—	(835)	(7,086)
Income (loss) from continuing operations	(48,026)	56,617	782	9,373
Discontinued operations, net of tax	—	—	—	—
NET INCOME (LOSS)	$(48,026)	$56,617	$782	$9,373

	Three Months Ended June 30, 2004
	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidated
	(in thousands)

Revenues	$—	$229,234	$14,297	$243,531
Costs and expenses:
Direct expenses	—	161,410	9,455	170,865
Depreciation and amortization	1,617	20,557	902	23,076
General and administrative expenses	46,419	13,310	2,066	61,795
Interest	9,828	(3)	12	9,837
Loss on early extinguishment of debt	—	—	—	—
Other, net	(1,081)	417	170	(494)
Total costs and expenses	56,783	195,691	12,605	265,079
Income (loss) from continuing operations before income taxes	(56,783)	33,543	1,692	(21,548)
Income tax benefit (expense)	3,893	—	233	4,126
Income (loss) from continuing operations	(52,890)	33,543	1,925	(17,422)
Discontinued operations, net of tax	—	815	—	815
NET INCOME (LOSS)	$(52,890)	$34,358	$1,925	$(16,607)

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Six Months Ended June 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidated
	(in thousands)

Revenues	$—	$530,894	$35,211	$566,105
Costs and expenses:
Direct expenses		355,844	25,408	381,252
Depreciation and amortization	5,734	48,087	2,165	55,986
General and administrative expenses	38,481	30,427	168	69,076
Interest	29,728	(82)	32	29,678
Loss on early extinguishment of debt	5,881	—	—	5,881
Other, net	(4,852)	(1,946)	638	(6,160)
Total costs and expenses	74,972	432,330	28,411	535,713
Income (loss) from continuing operations before income taxes	(74,972)	98,564	6,800	30,392
Income tax expense	(10,497)	—	(2,157)	(12,654)
Income (loss) from continuing operations	(85,469)	98,564	4,643	17,738
Discontinued operations, net of tax	—	(3,361)	—	(3,361)
NET INCOME (LOSS)	$(85,469)	$95,203	$4,643	$14,377

	Six Months Ended June 30, 2004
	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidated
	(in thousands)

Revenues	$—	$448,031	$27,482	$475,513
Costs and expenses:
Direct expenses	—	314,334	18,183	332,517
Depreciation and amortization	2,651	40,777	1,855	45,283
General and administrative expenses	61,047	23,861	2,979	87,887
Interest	19,506	22	33	19,561
Loss on early extinguishment of debt	12,025	—	—	12,025
Other, net	862	3,621	145	4,628
Total costs and expenses.	96,091	382,615	23,195	501,901
Income (loss) from continuing operations before income taxes	(96,091)	65,416	4,287	(26,388)
Income tax benefit (expense)	4,905	—	(1,318)	3,587
Income (loss) from continuing operations	(91,186)	65,416	2,969	(22,801)
Discontinued operations, net of tax	—	629	—	629
NET INCOME (LOSS)	$(91,186)	$66,045	$2,969	$(22,172)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
	(in thousands)

Net cash provided by (used in) operating activities	$133,681	$(34,332)	$4,120	$103,469
Net cash (used in) provided by investing activities	(4,227)	28,754	(4,143)	20,384
Net cash (used in) provided by financing activities	(59,114)	5,557	—	(53,557)
Effect of exchange rates on cash	—	—	669	669
Net increase (decrease) in cash	70,340	(21)	646	70,965
Cash at beginning of period	18,622	1,068	735	20,425
Cash at end of period	88,962	1,047	1,381	91,390

	Six Months Ended June 30, 2004
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
	(in thousands)

Net cash (used in) provided by operating activities.	$4,181	$34,295	$3,668	$42,144
Net cash used in investing activities.	(956)	(43,091)	(3,995)	(48,042)
Net cash (used in) provided by financing activities	(88,523)	7,876	—	(80,647)
Effect of exchange rates on cash	—	—	(163)	(163)
Net (decrease) in cash	(85,298)	(920)	(490)	(86,708)
Cash at beginning of period	100,109	1,802	1,304	103,215
Cash at end of period	14,811	882	814	16,507

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2005 and for the three months and six months ended June 30, 2005 and 2004, included elsewhere herein.

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

Performance Measures

In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis.  Historically, our activity levels have correlated well with the capital spending by oil and natural gas producers.  When commodity prices are strong, capital spending tends to be high, as illustrated by the Baker Hughes land drilling rig count.  As the following table indicates, the land drilling rig count increased significantly over the past several years as commodity prices, both oil and natural gas, increased.

	WTI Cushing Crude Oil	NYMEX Henry Hub Natural Gas	Average Baker Hughes Land Drilling Rigs

2004:
First Quarter	$35.24	$5.71	1,021
Second Quarter	$38.35	$6.16	1,068
Third Quarter	$43.87	$5.58	1,134
Fourth Quarter	$48.30	$7.26	1,148

2005:
First Quarter	$49.73	$6.50	1,182
Second Quarter	$53.05	$6.95	1,246

Internally, we measure activity levels primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked.  Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we provide few rig and trucking services, which results in lower hours worked.  We publicly release our monthly rig and trucking hours.  The following table presents our quarterly rig and trucking hours from 2004 through the second quarter of 2005.

	Rig Hours	Trucking Hours
2004:
First Quarter	584,897	729,020
Second Quarter	609,116	718,003
Third Quarter	626,556	690,542
Fourth Quarter	600,217	664,283
Total 2004:	2,420,786	2,801,848

2005:
First Quarter	621,228	641,841
Second Quarter	661,928	635,448

Results of Operations

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

REVENUES:
Well servicing	$238,696	$201,988	$459,029	$397,217
Pressure pumping	36,246	22,680	66,750	40,739
Fishing and rental	19,959	18,863	40,326	37,557

Total revenues	294,901	243,531	566,105	475,513

COSTS AND EXPENSES:
Well servicing	161,653	143,342	311,275	277,463
Pressure pumping	25,367	15,144	42,597	29,677
Fishing and rental	13,775	12,379	27,380	25,377
Depreciation and amortization	28,212	23,076	55,986	45,283
General and administrative	34,137	61,795	69,076	87,887
Interest expense	16,326	9,837	29,678	19,561
Loss on early extinguishment of debt	5,481	—	5,881	12,025
(Gain) loss on sale of assets	(755)	(401)	(30)	4,928
Interest income	(736)	(209)	(1,160)	(254)
Other, net	(5,018)	116	(4,970)	(46)

Total costs and expenses, net	278,442	265,079	535,713	501,901

Income (loss) from continuing operations before income taxes	16,459	(21,548)	30,392	(26,388)
Income tax (expense) benefit	(7,086)	4,126	(12,654)	3,587

INCOME (LOSS) FROM CONTINUING OPERATIONS	9,373	(17,422)	17,738	(22,801)

Discontinued operations, net of tax expense of $(486), $(4,590), and $(403) for the three months ended June 30, 2004 and six months ended June 30, 2005 and 2004, respectively	—	815	(3,361)	629

NET INCOME (LOSS)	$9,373	$(16,607)	$14,377	$(22,172)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Revenue:

Well Servicing:  Well servicing revenues increased 18.2% to $238.7 million for the quarter ended June 30, 2005 compared to revenue of $202.0 million for the quarter ended June 30, 2004.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the June 2005 quarter, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $184 per hour compared to approximately $152 per hour for the June 2004 quarter.   Rig hours for the Company increased 8.7% from 609,116 in the June 2004 quarter to 661,928 in the June 2005 quarter while the Company’s trucking hours decreased 11.5% from 718,003 in the June 2004 quarter to 635,448 in the June 2005 quarter.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping Services: Pressure pumping services (“PPS”) segment revenues increased 59.8% to $36.2 million for the quarter ended June 30, 2005 compared to revenue of $22.7 million for the quarter ended June 30, 2004.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the June 2005 quarter with approximately 113,000 horsepower of pumping equipment as compared to approximately 97,000 at the end of the June 2004 quarter.  The Company’s pressure pumping segments performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 331 in the June 2005 quarter compared to 336 in the June 2004 quarter while cementing jobs totaled 352 in the June 2005 quarter compared to 297 in the June 2004 quarter.

Fishing and Rental Services: Fishing and rental services (“FRS”) segment revenues for the quarter ended June 30, 2005 improved slightly to $20.0 million compared to revenue of $18.9 million for the quarter ended June 30, 2004.  Despite strong industry conditions, the FRS segment underwent management changes during 2005 which negatively impacted operations.

Direct Costs:

Well Servicing:  Well servicing direct costs increased 12.8% to $161.7 million for the quarter ended June 30, 2005 compared to $143.3 million for the quarter ended June 30, 2004.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, higher repair and maintenance expense, and higher supplies expense and higher insurance costs.  The increase in these costs is primarily due to higher activity levels.  Direct costs as a percent of total well servicing segment revenue improved to 67.7% for the quarter ended June 30, 2005 compared to 71.0% for the quarter ended June 30, 2004.

Pressure Pumping Services:  PPS direct costs increased 67.5% to $25.4 million for the quarter ended June 30, 2005 compared to $15.1 million for the quarter ended June 30, 2004.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher fuel expense and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.   Direct costs as a percent of total PPS segment revenue deteriorated to 70.0% for the quarter ended June 30, 2005 compared to 66.8% for the quarter ended June 30, 2004.

Fishing and Rental Services:  FRS direct costs increased 11.3% to $13.8 million for the quarter ended June 30, 2005 compared to $12.4 million for the quarter ended June 30, 2004.  The increase in direct costs is largely attributable to higher labor costs as well as higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total revenue deteriorated to 69.0% for the quarter ended June 30, 2005 compared to 65.6% for the quarter ended June 30, 2004.

General and Administrative Expense

General and administrative (“G&A”) expenses decreased 44.8% to $34.1 million for the quarter ended June 30, 2005 compared to $61.8 million for the quarter ended June 30, 2004.  Although the Company experienced higher professional fees associated with the restatement process as well as higher compensation expense associated with increased corporate staff, G&A expense for the quarter ended June 30, 2005 was lower than the quarter ended June 30, 2004 as the June 2004 quarterly results include a $21.5 million charge associated with a legal settlement with the Company’s former chief executive officer.  During the quarter ended June 30, 2004, the Company had $10.6 million of bad debt expense compared to bad debt expense of $0.5 million for the quarter ended June 30, 2005.  The bad debt expense in the quarter ended June 30, 2004 includes the write-off of the $9.0 million retention bonus to the Company’s former chief executive officer.  G&A expense as a percent of revenue for the quarter ended June 30, 2005 totaled 11.6% compared to 25.4% for the quarter ended June 30, 2004.

Interest Expense

Interest expense increased 66.0% to $16.3 million for the quarter ended June 30, 2005 compared to $9.8 million for the quarter ended June 30, 2004.  The increase is primarily attributable to consent and waiver fees paid to our debt holders in consideration for our inability to timely file our audited financial statements.   Interest expense as a percent of revenue for the quarter ended June 30, 2005 totaled 5.5% compared to 4.0% for the quarter ended June 30, 2004.

Depreciation Expense

Depreciation expense increased 22.3% to $28.2 million for the quarter ended June 30, 2005 compared to $23.1 million for the quarter ended June 30, 2004.  The increase is primarily attributable to a greater fixed asset base which is due to increased capital expenditures.  For the quarter ended June 30, 2005, the Company spent approximately $33.3 on capital expenditures as compared to $19.3 million for the quarter ended June 30, 2004.  Depreciation expense as a percent of revenue for the quarter ended June 30, 2005 totaled 9.6% compared to 9.5% for the quarter ended June 30, 2004.

Income Taxes

Our income tax expense (benefit) from continuing operations was $7.1 million and ($4.1) million for the three months ended June 30, 2005 and 2004, respectively. Our effective tax rate for those same periods was 43.1% and 19.1%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Revenue

Well Servicing:  Well servicing revenues increased 15.6% to $459.0 million for the six months ended June 30, 2005 compared to revenue of $397.2 million for the six months ended June 30, 2004.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the six months ended June 30, 2005, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $179 per hour compared to approximately $150 per hour for the six months ended June 30, 2004.   Rig hours for the Company increased 7.5% from 1,194,013 in the first six months of 2004 to 1,283,156 in the first six months of 2005 while the Company’s trucking hours decreased 11.7% from 1,447,023 in the first six months of 2004 to 1,277,289 in the first six months of 2005.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping:  PPS segment revenues increased 63.8% to $66.8 million for the six months ended June 30, 2005 compared to revenue of $40.7 million for the six months ended June 30, 2004.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the six months ended June 30, 2005 with approximately 113,000 horsepower of pumping equipment as compared to approximately 97,000 horsepower for the six months ended June 30, 2004.  The Company’s pressure pumping segments performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing

jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 635 during the first six months of 2005 compared to 640 for the first six months of 2004 while cementing jobs totaled 661 during the first six months of 2005 compared to 474 for the first six months of 2004.

Fishing and Rental Services:  FRS segment revenues for the six months ended June 30, 2005 increased 7.4% to $40.3 million compared to revenue of $37.6 million for the six months ended June 30, 2004.  Despite stronger market conditions in 2005 compared to 2004, the Company experienced management turnover within this segment which negatively impact operations.

Direct Costs

Well Servicing:  Well serving direct costs increased 12.2% to $311.3 million for the six months ended June 30, 2005 compared to $277.5 million for the six months ended June 30, 2004.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, higher repair and maintenance expense, higher fuel expense and higher insurance costs.  The increase in these costs is primarily due to higher activity levels.  Direct costs as a percent of total well service segment revenue improved to 67.8% for the six months ended June 30, 2005 compared to 70.0% for the six months ended June 30, 2004.

Pressure Pumping:  PPS direct costs increased 43.5% to $42.6 million for the six months ended June 30, 2005 compared to $29.7 million for the six months ended June 30, 2004.  The increase in direct costs is largely attributable to increased sand purchases as well as higher trucking and freight costs, higher labor costs, higher fuel expense and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue improved to 63.8% for the six months ended June 30, 2005 compared to 72.8% for the six months ended June 30, 2004.

Fishing and Rental Services:  FRS direct costs increased 7.9% to $27.4 million for the six months ended June 30, 2005 compared to $25.4 million for the six months ended June 30, 2004.  The increase in direct costs is largely attributable to higher labor costs as well as higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total FRS segment revenue deteriorated to 67.9% for the six months ended June 30, 2005 compared to 67.6% for the six months ended June 30, 2004.

General and Administrative Expense

General and administrative expense decreased 21.4% to $69.1 million for the six months ended June 30, 2005 compared to $87.9 million for the six months ended June 30, 2004.  The decrease in G&A expenses is primarily attributable to the $21.5 million charge in the June 2004 quarter which is associated with a legal settlement with the Company’s former chief executive officer.  Excluding the settlement, G&A expenses increased during the six months ended June 30, 2005 due to higher professional fees associated with the restatement process as well as higher compensation expense associated with increased corporate staff.  The increase is offset somewhat by lower bad debt expense.  During the six months ended June 30, 2004, the Company had $8.2 million of bad debt expense compared to bad debt expense of $4.0 million for the six months ended June 30, 2005.  The bad debt expense during the six months ended June 30, 2004 includes the write-off of the $9.0 million retention bonus to the Company’s former chief executive officer.  G&A expense as a percent of revenue for the six months ended June 30, 2005 totaled 12.2% compared to 18.5% for the six months ended June 30, 2004.

Interest Expense

Interest expense increased 51.7% to $29.7 million for the six months ended June 30, 2005 compared to $19.6 million for the six months ended June 30, 2004.  The increase is primarily attributable to consent and waiver fees paid to our debt holders in consideration for our inability to timely file our audited financial statements.   Interest expense as a percent of revenue for the six months ended June 30, 2005 totaled 5.2% compared to 4.1% for the six months ended June 30, 2004.

Depreciation Expense

Depreciation expense increased 23.6% to $56.0 million for the six months ended June 30, 2005 compared to $45.3 million for the six months ended June 30, 2004.  The increase is primarily attributable to a greater fixed asset base which is due to increased capital expenditures.  For the six months ended June 30, 2005, the Company spent approximately $48.2 million on capital expenditures as compared to $27.3 million for the six months ended June 30, 2004.  Depreciation expense as a percent of revenue for the six months ended June 30, 2005 totaled 9.9% compared to 9.5% for the six months ended June 30, 2004.

Income Taxes

Our income tax expense (benefit) from continuing operations was $12.7 million and ($3.6) million for the six months ended June 30, 2005 and 2004 respectively. Our effective tax rate for those same periods was 41.6% and 13.6% respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

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

We believe that our current reserves of cash and cash equivalents, availability under our revolving credit facility, and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations, including our capital expenditure budget.  As of June 30, 2005, we had $91.4 million in cash and $65.0 million of availability under our revolving credit facility.

Cash Flow

Our net cash provided by operating activities for the six months ended June 30, 2005, totaled $103.5 million compared to $42.1 million for the six months ended June 30, 2004.  The increase in cash flow from operating activities is due primarily to higher net income.  Our net cash provided by investing activities for the six months ended June 30, 2005 totaled $20.4 million compared to cash used  of $48.0 million for the six months ended June 30, 2004.  The increase in cash flow provided by investing activities is due to cash flows provided from the sale of our land drilling assets.  Our net cash used in financing activities for the six months ended June 30, 2005 totaled $53.6 million compared to $80.6 million for the six months ended June 30, 2004. In January 2004, we repaid all the $97.5 million outstanding principal amount of the 14% Senior Subordinated Notes, and in the second quarter 2005, we repaid $48 million under our revolving credit facility with proceeds from the sale of our land drilling assets.

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

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006 and June 30, 2005, our disclosure controls and procedures were not effective.

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

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 24, 2005, we awarded an aggregate amount of 500,000 shares of our restricted stock to our top four current executive officers for retention purposes.  In addition, on June 24, 2005, we awarded an aggregate amount of 42,858 shares of stock to our non-employee directors for services provided to the Company.  All such shares of stock and restricted stock were granted under the Key Energy Group, Inc. 1997 Incentive Plan.  Each of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

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

4.7

Fourth Supplemental Indenture, dated as of July 12, 2004, among the Company, the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

4.8

Supplement to July 6, 2004 Consent Solicitation Statement of the Company, dated July 15, 2004 regarding the solicitation of consents from the holders of its outstanding 6.375% senior notes due 2013 and 8.375% senior notes due 2008. (Incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K dated July 16, 2004, File No. 1-8038.)

4.9

Third Supplemental Indenture, dated as of July 19, 2004, between the Company and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

4.10

Fifth Supplemental Indenture, dated as of July 19, 2004, among the Company, the Guarantors (as defined therein) and U.S. Bank National Association, as Trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

4.11

Consent Solicitation Statement of Key Energy Services, Inc. dated January 7, 2005, regarding the solicitation of consents from the holders of its outstanding 6.375% senior notes due 2013 and 8.375% senior notes due 2008. (Incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K dated January 7, 2005, File No. 1-8038.)

4.12

Fourth Supplemental Indenture dated as of January 19, 2005, among Key Energy Services, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the Company’s 6.375% senior notes due 2008. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 24, 2005, File No. 1-8038.)

4.13

Sixth Supplemental Indenture dated as of January 21, 2005, among Key Energy Services, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee, with respect to the Company's 8.375% senior notes due 2008. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 24, 2005, File No. 1-8038.)

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

10.1†

First Amendment to the Employment Agreement between the Company and Richard J. Alario effective as of June 24, 2005. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

10.2†

First Amendment to the Employment Agreement between the Company and William M. Austin effective as of June 24, 2005. (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

10.3†

First Amendment to the Employment Agreement between the Company and Newton W. Wilson III effective as of June 24, 2005. (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

10.4

Fourth Modification of Waiver and Fifth Amendment to the Fourth Amended and Restated Credit Agreement dated as of April 29, 2005 by and among the Company, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc. and Wells Fargo Bank, National Association (successor-by-merger to Wells Fargo Bank Texas, National Association) as the Co-Lead Arrangers, and Calyon New York Branch (successor-by-merger to Credit Lyonnais New York Branch), as the Syndication Agent, JPMorgan Chase Bank, N.A. and Comerica Bank, as the Co-documentation Agents, (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2005.)

10.5

Fifth Modification of Wavier and Sixth Amendment to the Fourth Amended and Restated Credit Agreement dates as of May 26, 2005 by and among the Company, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc. and Wells Fargo Bank, National Association (successor-by-merger to Wells Fargo Bank Texas, National Association) as the Co-Leas Arrangers, and Calyon New York Branch (successor-by-merger to Credit Lyonnais New York Branch), as the Syndication Agent, JPMorgan Chase Bank, N.A. and Comerica Bank, as the Co-Documentation Agents. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 1, 2005.)

10.6

Commitment Letter dated June 1, 2005 between Lehman Brothers Inc., Lehman Commercial Paper Inc. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 2, 2005, File No. 1-8038.)

10.7

Credit Agreement, dated as of June 29, 2005, among the Company, as Borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as sole lead arranger and sole book runner, Lehman Commercial Paper Inc., as syndication agent, administrative agent and as collateral agent, and Wells Fargo Foothill, Inc., as revolving administrative agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 4, 2005, File No. 1-8038.)

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

KEY ENERGY SERVICES, INC.
(Registrant)

By:	/s/ Richard J. Alario
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

10.1†

First Amendment to the Employment Agreement between the Company and Richard J. Alario effective as of June 24, 2005. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

10.2†

First Amendment to the Employment Agreement between the Company and William M. Austin effective as of June 24, 2005. (Incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

10.3†

First Amendment to the Employment Agreement between the Company and Newton W. Wilson III effective as of June 24, 2005. (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 1-8038.)

10.4

Fourth Modification of Waiver and Fifth Amendment to the Fourth Amended and Restated Credit Agreement dated as of April 29, 2005 by and among the Company, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc. and Wells Fargo Bank, National Association (successor-by-merger to Wells Fargo Bank Texas, National Association) as the Co-Lead Arrangers, and Calyon New York Branch (successor-by-merger to Credit Lyonnais New York Branch), as the Syndication Agent, JPMorgan Chase Bank, N.A. and Comerica Bank, as the Co-documentation Agents, (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated May 3, 2005.)

10.5

Fifth Modification of Wavier and Sixth Amendment to the Fourth Amended and Restated Credit Agreement dates as of May 26, 2005 by and among the Company, each of the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), PNC Bank, National Association, as Administrative Agent, PNC Capital Markets, Inc. and Wells Fargo Bank, National Association (successor-by-merger to Wells Fargo Bank Texas, National Association) as the Co-Leas Arrangers, and Calyon New York Branch (successor-by-merger to Credit Lyonnais New York Branch), as the Syndication Agent, JPMorgan Chase Bank, N.A. and Comerica Bank, as the Co-Documentation Agents. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 1, 2005.)

10.6

Commitment Letter dated June 1, 2005 between Lehman Brothers Inc., Lehman Commercial Paper Inc. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated June 2, 2005, File No. 1-8038.)

10.7

Credit Agreement, dated as of June 29, 2005, among the Company, as Borrower, the several lenders from time to time party thereto, Lehman Brothers Inc., as sole lead arranger and sole book runner, Lehman Commercial Paper Inc., as syndication agent, administrative agent and as collateral agent, and Wells Fargo Foothill, Inc., as revolving administrative agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 4, 2005, File No. 1-8038.)

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