Form 10-Q
period 2005-09-30
KEY ENERGY SERVICES INC
filed 2007-08-13
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

KEY ENERGY SERVICES, INC.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Part I — Financial Information
Note Regarding Our Financial Reporting Process
Item 1.	Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2005 and 2004 and Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2005 and 2004 and Nine Months Ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004
Notes to Condensed Consolidated Unaudited Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risks
Item 4.	Controls and Procedures

Part II — Other Information

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

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

We have completed our financial statements for the years ended December 31, 2004, 2005 and 2006, and on August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006.  Concurrently with the filing of this report, we are filing our Quarterly Reports on Form 10-Q for the first three quarters of 2006 and the remaining two quarters of 2005.  The 2005 Quarterly Reports on Form 10-Q also include 2004 quarterly information.  In light of our inability to provide financial statements in accordance with GAAP for periods prior to 2004, we will not be filing any other earlier reports, including annual reports for 2004 and 2005, or quarterly reports for the first three quarters of 2004.  Due to the delay in the filing of this Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to September 30, 2005.

Item 1.                       CONSOLIDATED FINANCIAL STATEMENTS

Key Energy Services, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$104,297	$20,425
Accounts receivable, net of allowance for doubtful accounts of $10,190 and $8,990 at September 30, 2005 and December 31, 2004, respectively	211,787	190,518
Inventories	18,340	19,069
Prepaid expenses	6,939	7,472
Deferred tax asset	29,129	48,823
Other current assets	7,275	5,758
Current assets of discontinued operations	469	18,958

Total current assets	378,236	311,023

Property and equipment:
Well servicing equipment	813,113	770,001
Contract drilling equipment	26,021	21,916
Motor vehicles	87,973	87,189
Furniture and equipment	69,142	72,040
Buildings and land	44,481	48,268

Total property and equipment	1,040,730	999,414
Accumulated depreciation	(454,512)	(401,636)

Net property and equipment	586,218	597,778

Goodwill	320,963	320,942
Deferred costs, net	5,376	9,068
Notes and accounts receivable - related parties	97	101
Investment in IROC Systems Corp	10,772	3,786
Other assets	12,215	13,344

Non-current assets of discontinued operations	—	60,580

TOTAL ASSETS	$1,313,877	$1,316,622

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,536	$14,465
Accrued payroll, taxes and employee benefits	37,316	36,218
Accrued operating expenditures	24,935	24,385
Unsettled legal claims	8,899	5,823
Income, sales, use and other taxes	15,279	21,881
Workers’ compensation claims accrual	17,697	14,684
Accrued rent	2,092	88
Accrued severance	701	326
Deferred gain on sale-leaseback transactions	159	—
Vehicular insurance	2,171	3,732
Other accrued liabilities	7,403	2,229
Accrued interest	7,282	9,980
Current portion of capital lease obligations	7,521	6,354
Current portion of long-term debt	4,000	—
Current liabilities of discontinued operations	188	4,938

Total current liabilities	149,179	145,103

Capital lease obligations, less current portion	12,662	7,177
Long-term debt, less current portion	421,680	473,870
Workers’ compensation, vehicular, health and other insurance claims	34,663	35,829
Deferred tax liability	113,385	107,760
Non-current accrued expenses	40,952	41,217
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 131,334,196 and 130,791,338 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	13,175	13,121
Additional paid-in capital	715,391	713,563
Treasury stock, at cost; 416,666 and 416,666 shares at September 30, 2005 and December 31, 2004, respectively	(9,682)	(9,682)
Accumulated other comprehensive loss	(36,304)	(36,421)
Retained deficit	(141,224)	(174,915)

Total stockholders’ equity	541,356	505,666
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,313,877	$1,316,622

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES:
Well servicing	$247,059	$213,615	$706,088	$610,832
Pressure pumping	41,881	24,525	108,631	65,263
Fishing and rental	20,215	20,345	60,541	57,902

Total revenues	309,155	258,485	875,260	733,997

COSTS AND EXPENSES:
Well servicing	155,357	143,506	466,632	420,969
Pressure pumping	23,170	18,023	65,768	47,700
Fishing and rental	13,755	11,398	41,135	36,775
Depreciation and amortization	28,631	31,680	84,618	76,963
General and administrative	38,727	33,113	107,803	121,000
Interest expense	11,304	13,104	40,982	32,665
Loss on early extinguishment of debt	4,177	—	10,059	12,025
Loss on sale of assets	1,880	386	1,850	5,314
Interest income	(703)	(277)	(1,863)	(531)
Other, net	(23)	(339)	(4,992)	(386)

Total costs and expenses, net	276,275	250,594	811,992	752,494

Income (loss) from continuing operations before income taxes	32,880	7,891	63,268	(18,497)
Income tax expense	(13,562)	(4,543)	(26,216)	(957)

INCOME (LOSS) FROM CONTINUING OPERATIONS	19,318	3,348	37,052	(19,454)

Discontinued operations, net of tax benefit (expense) of $3,828, $(4,590), and $3,425 for the three months ended September 30, 2004 and nine months ended September 30, 2005 and 2004, respectively	—	(8,224)	(3,361)	(7,595)

NET INCOME (LOSS)	$19,318	$(4,876)	$33,691	$(27,049)

EARNINGS (LOSS) PER SHARE:
Net income (loss) from Continuing Operations
Basic	$0.15	$0.03	$0.28	$(0.15)
Diluted	$0.14	$0.03	$0.28	$(0.15)

Discontinued operations
Basic	$—	$(0.06)	$(0.03)	$(0.06)
Diluted	$—	$(0.06)	$(0.03)	$(0.06)

Net income (loss)
Basic	$0.15	$(0.03)	$0.25	$(0.21)
Diluted	$0.14	$(0.03)	$0.25	$(0.21)

WEIGHED AVERAGE SHARES OUTSTANDING:
Basic	131,338	130,791	130,988	130,745
Diluted	134,072	130,791	133,416	130,745

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

NET INCOME (LOSS)	$19,318	$(4,876)	$33,691	$(27,049)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation (loss) gain	(12)	17	117	139
COMPREHENSIVE INCOME (LOSS), NET OF TAX	$19,306	$(4,859)	$33,808	$(26,910)

See the accompanying notes which are an integral part of these condesned consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$33,691	$(27,049)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	84,618	76,963
Accretion expense	386	393
Income from equity investment	(262)	(13)
Amortization of deferred debt issuance costs, discount and premium	1,280	1,586
Deferred income tax expense (benefit)	25,319	(18,142)
Capitalized interest	(702)	(1,913)
(Gain) loss on sale of assets	1,850	5,314
Loss on early extinguishment of debt	10,059	12,025
Stock-based compensation	1,882	643
Accrual for former officer’s severance	—	30,232
Amortization of deferred gain on sale-leaseback transactions	(13)	—

Changes in working capital:

Accounts receivable, net	(21,023)	(46,884)
Other current assets	568	(1,504)
Accounts payable, accrued interest and accrued expenses	3,441	(8,630)

Other assets and liabilities	(9,806)	32,135

Operating cash flows provided by discontinued operations	13,842	7,916

Net cash provided by operating activities	145,130	63,072

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - Well Servicing	(55,141)	(30,021)
Capital expenditures - Pressure Pumping	(10,930)	(4,143)
Capital expenditures - Fishing and Rental	(2,935)	(1,807)
Capital expenditures - Other	(6,014)	(8,821)
Proceeds from sale of fixed assets	12,650	1,408
Proceeds from sale-leaseback transactions	5,757	—
Acquisitions, net of cash acquired	—	(22,153)

Investing cash flows provided by discontinued operations	60,477	1,752

Net cash provided by (used in) investing activities	3,864	(63,785)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	—	(126,095)
Borrowings on revolving credit facility	—	65,000
Repayments of revolving credit facility	(48,000)	(22,000)
Repayment of capital lease obligations	(10,433)	(11,340)
Proceeds paid for debt issuance costs	(7,165)	—
Proceeds from exercise of stock options and warrants	—	1,586

Net cash used in financing activities	(65,598)	(92,849)

Effect of exchange rates on cash	476	(263)

Net increase (decrease) in cash and cash equivalents	83,872	(93,825)
Cash and cash equivalents, beginning of period	20,425	103,215
Cash and cash equivalents, end of period	$104,297	$9,390

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Key Energy Services, Inc. is a Maryland corporation that was organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. We emerged from a prepackaged bankruptcy plan in December 1992 as Key Energy Group, Inc. On December 9, 1998, we changed our name to Key Energy Services, Inc. (“Key” or the “Company”). We believe that we are now the leading onshore, rig-based well servicing contractor in the United States. From 1994 through 2002, we grew rapidly through a series of over 100 acquisitions, and today we provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, oilfield transportation services, cased-hole electric wireline services and ancillary oilfield services, fishing and rental services and pressure pumping services. During 2005, Key conducted well servicing operations onshore in the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and the ArkLaTex and North Texas regions), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), the Appalachian Basin, Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina. During 2005, we conducted pressure pumping and cementing operations in a number of major domestic producing basins including California, the Permian Basin, the San Juan Basin, the Mid-Continent region, and in the Barnett Shale of North Texas. Our fishing and rental services are located primarily in the Gulf Coast and Permian Basin regions of Texas, as well as in California and the Mid-Continent region.  During 2004, we also conducted land drilling operations in a number of major domestic producing basins including the Permian Basin, the San Juan Basin, the Powder River Basin, and the Appalachian Basin, as well as internationally in Argentina; however, we sold all of our Permian Basin and San Juan Basin contract drilling assets as well as certain drilling assets located in the Rocky Mountain and Four Corners regions to Patterson-UTI Energy, Inc. on January 15, 2005. As of September 30, 2005, we continue to conduct limited land drilling operations domestically in the Appalachian Basin of West Virginia and the Powder River Basin of Wyoming, as well as internationally in Argentina.

Basis of Presentation

The filing of this Quarterly Report on Form 10-Q was delayed due to our restatement and financial reporting process for periods ending December 31, 2003, which began in March 2004.  That process was completed on October 19, 2006.  Our 2003 Financial Informational Report on Form 8-K/A, filed with the Securities and Exchange Commission (“SEC”) on October 25, 2005, included an audited 2003 consolidated balance sheet which presented our financial condition as of December 31, 2003 in accordance with Generally Accepted Accounting Principles (“GAAP”).  We did not present our other consolidated financial statements in accordance with GAAP as we were unable to determine with sufficient certainty the appropriate period(s) in 2w003 or before in which to record certain write-offs and write-downs that were identified in our restatement process.  Our former registered public accounting firm expressed an unqualified opinion that the 2003 balance sheet fairly presented our financial condition on December 31, 2003 in accordance with GAAP.  The firm also audited the other financial statements presented in the 2003 Financial and Information Report.  It opined that the financial statements other than the 2003 balance sheet did not fairly present our financial condition or results of operations or cash flows for the periods covered in accordance with GAAP.  Investors should refer to the 2003 Financial and Informational Report for a full description of the restatement and financial reporting process periods prior to 2004.

The accompanying unaudited condensed consolidated financial statements in this report have been prepared in accordance with the instructions for interim financial reporting prescribed by the SEC.  The December 31, 2004 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all of the disclosures required by GAAP.  These interim financial statements should be read together with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Due to the delay in the filing of this report as discussed above, additional information regarding certain liabilities and uncertainties that existed as of the date of this report has become available, either through additional facts about, or the ultimate settlement or resolution of, the liability or uncertainty.  We have taken any additional information that has come to light into account in our estimate and disclosure of any potential liabilities or other contingencies as of the dates of this report, in accordance with FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).  The discussion of our commitments and contingencies (see Note 7) should be read in conjunction with the corresponding disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain reclassifications have been made to prior period amounts to conform to current period financial statement reclassifications.  These reclassifications primarily relate to the change in our reportable segments.  Prior to 2004, our Pressure Pumping and Fishing and Rental segments were reported as part of our Well Servicing segment; Pressure Pumping and Fishing and Rental are now presented as independent reportable segments.  Additionally, as further discussed in Note 3–“Discontinued Operations,” we sold the majority of our contract drilling assets to Patterson-UTI Energy on January 15, 2005.  These assets had previously been reported as part of our Contract Drilling reportable segment.  The assets, cash flows, and results of operations of these activities are presented as discontinued operations in our condensed consolidated unaudited financial statements for all periods presented in this Report.

Our remaining contract drilling operations are now reported as part of our Well Servicing segment.  We apply the provisions of EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet Quantitative Thresholds” (“EITF 04-10”) in our segment reporting in Note 9–“Segment Information.”  Our remaining contract drilling operations do not meet the quantitative thresholds as described in Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), and, under the provisions of EITF 4-10, since the operating segments meet the aggregation criteria we are permitted to combine information about this segment with other similar segments that individually do not meet the quantitative thresholds to produce a reportable segment.

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

Principles of Consolidation

Within our consolidated financial statements, we include our accounts and the accounts of our majority-owned or controlled subsidiaries. We eliminate intercompany accounts and transactions. We account for our interest in entities for which we do not have significant control or influence under the cost method. When we have an interest in an entity and can exert significant influence but not control, we account for that interest using the equity method. See Note 5—“Investment in IROC Systems Corp.”

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

Pressure Pumping and Fishing and Rental Services.  Pressure pumping and fishing rental services include well stimulation and cementing services, and recovering lost or stuck equipment from the wellbore.  We recognize revenue when services are performed, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. These criteria are typically met at the time we complete a job for a customer. Generally, we price fishing and rental tool services by the day and the pressure pumping services by the job.

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. None of our cash is restricted and we have not entered into any compensating balance arrangements. However, at September 30, 2005, all of our obligations under the Senior Secured Credit Facility (hereinafter defined) were secured by most of our assets, including assets held by our subsidiaries, which includes cash, among other assets. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

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

Adoption of SFAS 143 was required for all companies with fiscal years beginning after June 15, 2002. Amortization of the assets associated with the asset retirement obligations was $0.1 million for the quarters ended September 30, 2005 and 2004.  Amortization of the assets associated with the asset retirement obligations was $0.4 million for the nine months ended September 30, 2005 and 2004.

Asset and Investment Impairments. We apply  Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement requires that long-lived assets held and used by us, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, we group our long-lived assets on a division-by-division basis and compare the estimated future cash flows of each division to the division’s net carrying value. The division level represents the lowest level for which identifiable cash flows are available. We would record an impairment charge, reducing the division’s net carrying value to an estimated fair value, if its estimated future cash flows were less than the division’s net carrying value. “Trigger events,” as defined in SFAS 144, that cause us to evaluate our fixed assets for recoverability and possible impairment may include market conditions, such as adverse changes in the prices of oil and natural gas, which could reduce the fair value of certain fixed assets. The development of future cash flows and the determination of fair value for a division involves significant judgment and estimates.  As of September 30, 2005 and December 31, 2004, no trigger events had been identified by management.  However, in the third quarter of 2004, in connection with the sale of the majority of our contract drilling assets to Patterson-UTI on January 15, 2005, we reduced the carrying value of our held for sale assets to their fair values.  This reduction resulted in a charge of approximately $8.9 million.  See Note 3– “Discontinued Operations.”

Gains and Losses on Extinguishment of Debt

We record gains and losses from the extinguishment of debt as a part of continuing operations. During 2005 and 2004, we conducted a number of refinancings of our debt. In association with these refinancings, we extinguished several of our debt instruments. We recorded $4.2 million and zero of losses associated with the extinguishment of debt for the quarters ended September 30, 2005 and 2004, respectively.  We recorded $10.1 million and $12.0 million, respectively, of losses related to early extinguishment of debt during the nine months ended September 30, 2005 and 2004.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their expected useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. We conduct annual impairment assessments, the most recent affecting this report as of December 31, 2004.  This assessment did not result in an indication of goodwill impairment.  However, in the third quarter of 2004, in connection with the sale of the majority of our contract drilling assets to Patterson-UTI Energy, Inc., we reduced the carrying value of our drilling segment’s goodwill to its fair value.  This reduction resulted in a charge of approximately $1.4 million.  See Note 3– “Discontinued Operations.”

Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents and trademarks. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. The cost and accumulated amortization are retired when the noncompete agreement is fully amortized and no longer enforceable. Amortization expense for patents and trademarks is calculated using the straight-line method over the useful life of the patent or trademark, ranging from five to seven years.  Amortization of noncompete agreements for the quarters ended September 30, 2005 and 2004 was $0.6 million and $0.7 million, respectively.  Amortization of noncompete agreements for the nine months ended September 30, 2005 and 2004 was $2.1 million and $2.5 million, respectively.  Amortization of patents and trademarks for the quarters ended September 30, 2005 and 2004 was $0.1 million and $0.1 million, respectively.  Amortization of patents and trademarks for the nine months ended September 30, 2005 and 2004 was $0.4 million and $0.3 million, respectively.  During the nine months ended September 30, 2005, the Company capitalized approximately $0.2 million of costs associated with patents and trademarks.  No costs associated with noncompete agreements were capitalized by the Company during the nine months ended September 30, 2005.

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

	Three Months Ended September 30, 2005	Three Months Ended September 31, 2004	Nine Months Ended September 30, 2005	Nine months Ended September 31, 2004
	(in thousands, except per share data)

Basic EPS Computation:
Numerator
Income from continuing operations	$19,318	$3,348	$37,052	$(19,454)
Discontinued operations, net of tax	—	(8,224)	(3,361)	(7,595)
Net income (loss)	$19,318	$(4,876)	$33,691	$(27,049)

Denominator
Weighted average common shares outstanding	131,338	130,791	130,988	130,745

Basic EPS:
Income from continuing operations	$0.15	$0.03	$0.28	$(0.15)
Discontinued operations, net of tax	—	(0.06)	(0.03)	(0.06)
Net income (loss)	$0.15	$(0.03)	$0.25	$(0.21)

Diluted EPS Computation:
Numerator
Income from continuing operations	$19,318	$3,348	$37,052	$(19,454)
Discontinued operations, net of tax	—	(8,224)	(3,361)	(7,595)
Net income (loss)	$19,318	$(4,876)	$33,691	$(27,049)

Denominator
Weighted average common shares outstanding	131,338	130,791	130,988	130,745
Stock options	2,211	—	1,934	—
Warrants	523	—	494	—
	134,072	130,791	133,416	130,745

Diluted EPS:
Income from continuing operations	$0.14	$0.03	$0.28	$(0.15)
Discontinued operations, net of tax	—	(0.06)	(0.03)	(0.06)
Net income (loss)	$0.14	$(0.03)	$0.25	$(0.21)

The diluted earnings per share calculation for the three and nine months ended September 30, 2005 excludes the potential exercise of 25,000 and 342,500 stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive.  The diluted earnings per share calculations for the three and nine months ended September 30, 2004 excludes the potential exercise of all then-outstanding options because the effects of such exercises on earnings per share in those periods would be anti-dilutive.  The diluted earnings per share calculation for the three and nine months ended September 30, 2004 excludes the potential conversion of our 5% Convertible Subordinated Notes (hereinafter defined), because the effects of the potential conversion on earnings per share would be anti-dilutive.

Stock-Based Compensation

We account for stock option grants to employees using the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Our stock incentive plan, which is described more fully in Note 8 – “Stockholders’ Equity,” provides that the amount an employee must pay to exercise an option to acquire a share of the Company’s stock should be at or above the closing market price on the trading day prior to the date of grant.  In that event, the options have no intrinsic value at grant date, and in accordance with the provisions of APB 25, no compensation cost is recorded.

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

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(in thousands, except per share amounts)
Net income (loss):

As reported	$19,318	$(4,876)	$33,691	$(27,049)

Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	579	305	929	1,060

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(751)	(1,058)	(1,561)	(5,412)

Pro forma	$19,146	$(5,629)	$33,059	$(31,401)

Basic earnings per share:
As reported	$0.15	$(0.03)	$0.25	$(0.21)
Pro forma	$0.15	$(0.04)	$0.25	$(0.24)

Diluted earnings per share:
As reported	$0.14	$(0.03)	$0.25	$(0.21)
Pro forma	$0.14	$(0.04)	$0.25	$(0.24)

For additional information regarding the computations presented above, see Note 8—“Stockholders’ Equity.”

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

2.                                      SALE-LEASEBACK TRANSACTIONS

We lease certain equipment such as tractors, trailers, frac tanks and forklifts from financial institutions under master lease agreements. Under our former master lease agreements, we were required to provide current annual and quarterly financial reports to the lessor. Due to our inability to provide audited financial statements for the year ended December 31, 2003 and subsequent periods, we were required to seek waivers and amendments from our equipment lessors or pay off the outstanding leases. Some lessors refused to grant these waivers and demanded settlement of the obligation and our purchase of the equipment.

We entered into two new master lease agreements on August 31, 2005 and October 14, 2005 with a new lessor. Some of the equipment, which was being leased from lessors that demanded settlement, was sold to this new lessor and subsequently leased back from that lessor, which we account for as capital leases. We received an aggregate amount of $5.8 million in proceeds from the sale-leaseback transactions. We realized a gain of $1.1 million on one of the sale-leaseback transactions, which is being amortized to interest expense over the term of the new lease. On the other sale-leaseback transaction, we realized loss of approximately $0.3 million, which was immediately recognized in earnings.

3.                                      DISCONTINUED OPERATIONS

On January 15, 2005, we sold the majority of our contract drilling operations to Patterson-UTI Energy for $62.0 million in cash. We received net cash proceeds of $60.5 million, net of liabilities assumed by the buyer and after paying all costs related to closing the sale. As a result of the sale, the results for these operations, which was previously reported as part of our contract drilling segment, have been presented as discontinued operations for all periods, and we recorded an after-tax charge to discontinued operations of $ 8.2 million, or $0.06 per diluted share, during the three months ended September 30, 2004; $3.4 million, or $0.03 per diluted share, during the nine months ended September 30, 2005; and $7.6 million, or $0.06 per diluted share, for the nine months ended September 30, 2004.

The assets sold to Patterson-UTI were classified as held for sale beginning in the third quarter of 2004.  When we classified these assets as held for sale, we adjusted the carrying values of these assets to their fair value.  These adjustments resulted in reductions in the carrying value of our goodwill by approximately $1.4 million and the varying value of our property, plant and equipment by approximately $8.9 million.

Results for activities reported as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)

Revenues	$—	$19,159	$3,361	$52,976
Costs and expenses	—	31,211	2,132	63,996
Income (loss) before income taxes	—	(12,052)	1,229	(11,020)
Income tax benefit (expense)	—	3,828	(4,590)	3,425
Loss from discontinued operations	$—	$(8,224)	$(3,361)	$(7,595)

Balance sheet data attributable to discontinued operations were as follows:

	September 30, 2005	December 31, 2004
	(in thousands)

Current assets	$469	$18,958
Current liabilities	(188)	(4,938)
Property, plant and equipment, net	—	49,295
Other assets	—	11,285
Total assets	$281	$74,600

4.                                      INCOME TAXES

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Nine Months Ended September 30,
	2005	2004

Income tax computed at statutory rate	35.0%	35.0%
State taxes	2.4%	(1.7)%
Meals and entertainment	2.1%	(7.1)%
Executive and share-based compensation	0.6%	(18.9)%
Foreign rate differential	0.9%	(8.1)%
Change in valuation allowance	—%	—%
Other	0.4%	(4.4)%
Effective income tax rate	41.4%	(5.2)%

5.                                      INVESTMENT IN IROC SYSTEMS CORP.

On July 22, 2004, we entered into an agreement with IROC Systems Corp. (“IROC”), an Alberta-based oilfield services company, to sell IROC ten remanufactured Skytop well service rigs, along with supporting equipment and inventory.  We began delivering these rigs in the fall of 2004, and completed delivery in the second quarter of 2005.  The purchase price for the rigs was $7.0 million USD, which was paid by way of the issuance of approximately 8.2 million shares of IROC’s common stock.  During 2004, we recognized a loss of $0.1 million, which represents the difference between the fair market value of the IROC shares we received on the delivery dates and the carrying values of the rigs that were delivered. In 2005, we delivered an additional four rigs, and we recognized a gain of $1.9 million upon delivery, which represents the difference between the value of the IROC shares we received on the delivery dates and the carrying value of the rigs that we delivered.

In July 2005, we sold additional well service rig support equipment to IROC for $0.9 million USD, and received another 547,411 shares of IROC common stock as consideration. We recognized a gain of $0.7 million related to this transaction, which represents the difference between the fair market value of the IROC shares we received and the carrying value of the transferred equipment.

As of September 30, 2005, we own 8,734,469 shares of IROC common stock, which represents approximately 27.8% of IROC’s outstanding common stock on that date.  IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $3.20 CDN per share on September 30, 2005.  Pursuant to the terms of the agreement with IROC, Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, were appointed to the board of directors of IROC.

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

We recorded $0.2 million of equity income related to our investment in IROC for the quarter ended September 30, 2005.  During the three and nine months ended September 30, 2004, our pro-rata share of IROC’s losses was less than $0.1 million.  We recorded $0.3 million of equity income related to our investment in IROC for the nine months ended September 30, 2005. During those time periods, no earnings were distributed back to us by IROC in the form of dividends.  The value of our investment in IROC totaled $10.8 million and $3.8 million at September 30, 2005 and December 31, 2004, respectively.

6.                                      LONG-TERM DEBT

The components of our long-term debt are as follows:

	September 30, 2005	December 31, 2004
	(in thousands)

Senior Credit Facility revolving loans	$—	$48,000
6.375% Senior Notes Due 2013	150,000	150,000
8.375% Senior Notes Due 2008	275,680	275,870
Capital lease obligations	20,183	13,531
	445,863	487,401
Less: current portion	11,521	6,354
Total long-term debt	$434,342	$481,047

Senior Secured Credit Facility

On July 29, 2005, we entered into a Credit Agreement (the “Senior Secured Credit Facility”).  The Senior Secured Credit Facility consists of (i) a revolving credit facility up to an aggregate principal amount of $65.0 million, which matures on July 29, 2010, (ii) a senior term loan facility in the original aggregate amount of $400.0 million, which matures on June 30, 2012, and (iii) a prefunded letter of credit facility in the aggregate amount of $82.3 million, which matures on July 29, 2010.  The proceeds from the Senior Secured Credit Facility were used to refinance our existing 8.375% Senior Notes, our existing 6.375% Senior Notes, and for general corporate purposes.

Borrowings under the Senior Secured Credit Facility bear interest upon the outstanding principal balance, at the Company’s option, at the prime rate plus a margin of 1.75% or a Eurodollar rate plus a margin of 2.75%. We are also required to pay certain fees in connection with the credit facilities, including a commitment fee as a percentage of aggregate commitments.

The Senior Secured Credit Facility contains certain covenants, which, among other things, require us to maintain a consolidated leverage ratio (defined generally as the ratio of consolidated total debt to consolidated EBITDA) as follows:

Fiscal Quarter	Consolidated Leverage Ratio
Fourth Fiscal Quarter, 2005	3.5 : 1.0
First Fiscal Quarter, 2006	3.0 : 1.0
Second Fiscal Quarter, 2006	3.0 : 1.0
Third Fiscal Quarter, 2006 and thereafter	2.75 : 1.0

The Senior Secured Credit Facility also requires that we maintain a consolidated interest coverage ratio (defined generally as the ratio of consolidated EBITDA to consolidated interest expense) as of the last day of any fiscal quarter, beginning with the fourth fiscal quarter of 2005, of not less than 3.0 to 1.0.  Upon the occurrence of certain events of default, such as payment default, our obligations under the Senior Secured Credit Facility may be accelerated.

All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment.

Prior Senior Credit Facility

On November 10, 2003, we entered into a Fourth Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”). The Prior Senior Credit Facility consisted of a $175.0 million revolving loan facility with the entire revolving credit facility available for letters of credit. We previously had the right, subject to certain conditions, to increase the total commitment under the Prior Senior Credit Facility from $175.0 million to up to $225.0 million if we were able to obtain additional lending commitments. The revolving loan commitments were scheduled to terminate on November 10, 2007, and all revolving loans would have been required to be paid on or before that date. The revolving loans bore interest based upon, at our option, the agent’s base rate for loans or the agent’s reserve-adjusted LIBOR rate for loans, plus, in either case, a margin which would fluctuate based upon our consolidated total leverage ratio and, in either case, according to the pricing grid set forth in the Prior Senior Credit Facility.

The Prior Senior Credit Facility contained various financial covenants applicable to specific periods, including: (i) a maximum consolidated total leverage ratio, (ii) a minimum consolidated interest coverage ratio, and (iii) a minimum net worth. The Prior Senior Credit Facility subjected us to other restrictions, including restrictions upon our ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to make acquisitions, to sell assets, to pay dividends, to repurchase our stock or subordinated debt, to make investments, loans and advances or to make changes to debt instruments and organizational documents. All obligations under the Prior Senior Credit Facility were guaranteed by most of our subsidiaries and were secured by most of our assets, including our accounts receivable, inventory and most equipment.

Our failure to file our 2003 Annual Report on Form 10-K on a timely basis violated covenants under the Prior Credit Facility.  Between March 31, 2004 and July 29, 2005, we amended the terms of the Prior Senior Credit Facility six times to waive the covenant for non-compliance and extend the due date for this and other filings.  We paid a total of $1.1 million and $1.3 million in fees during the nine months ended September 30, 2005 and 2004, respectively, related to the various amendments to the Prior Senior Credit Facility.  The final due date under the Prior Senior Credit Facility for the filing of our Annual Report on Form 10-K for 2004 and the Quarterly Reports on Form 10-Q for the first three quarters of 2004 was October 31, 2005.  The last amendment also extended the date by which the Quarterly Reports on Form 10-Q for the first quarter and second quarter of 2005 had to be filed to December 31, 2005. On July 29, 2005, we entered into the Senior Secured Credit Facility, which replaced the Prior Senior Credit Facility.

6.375% Senior Notes

On May 14, 2003, we completed a public offering of $150.0 million of 6.375% Senior Notes due May 1, 2013 (the “6.375% Senior Notes”). The proceeds from the public offering, net of fees and expenses, were used to repay the balance of the revolving loan facility then outstanding under our then-existing credit facility, with the remainder being used for general corporate purposes. The 6.375% Senior Notes are senior unsecured obligations and are fully and unconditionally guaranteed by substantially all of our subsidiaries. The 6.375% Senior Notes are effectively subordinated to Key’s secured indebtedness, which includes borrowings under our Prior Senior Credit Facility.  The 6.375% Senior Notes require semi-annual interest payments on May 1 and November 1 of each year. Interest of $9.6 million and $8.9 million was paid on the 6.375% Senior Notes during 2004 and 2005, respectively.

8.375% Senior Notes

On March 6, 2001, we completed a private placement of $175.0 million of 8.375% Senior Notes due March 1, 2008 (the “8.375% Senior Notes,” together with the 6.375% Senior Notes, the “Senior Notes”). The net cash proceeds from the private placement were used to repay the remaining balance of the original term loans and a portion of the revolving loans then outstanding under our then-existing credit facility. On March 1, 2002, we completed a public offering of an additional $100.0 million of 8.375% Senior Notes. The net cash proceeds from the public offering were used to repay the outstanding balance of a revolving loan facility under our then-existing credit facility. The 8.375% Senior Notes are senior unsecured obligations. The 8.375% Senior Notes are effectively subordinated to Key’s secured indebtedness which includes borrowings under our Prior Senior Credit Facility.  The 8.375% Senior Notes require semi-annual interest payments on March 1 and September 1 of each year. Interest of $23.0 million and $27.3 million was paid on the 8.375% Senior Notes in 2004 and 2005, respectively.

Consents to Amend to Extend the Reporting Requirements Under the Senior Note Indentures

Our failure to file our 2003 Annual Report on Form 10-K with the SEC and deliver it to the trustee under the Senior Note indentures on or before March 30, 2004 was a default under each of the indentures for the Senior Notes.  During 2004 and for the nine months ended September 30, 2005, we amended the terms of each of the Senior Note indentures three times to waive the covenant non-compliance and extend the due date for our 2003 Annual Report on Form 10-K and other filings.  In order to obtain these amendments and consents, we incurred $9.0 and $5.1 million of expenses in 2005 and for the nine months ended September 30, 2004, respectively.  We were required under the last consent by the holder of each series of Senior Notes to file our 2003 Annual Report on form 10-K on or before May 31, 2005 and our 2004 quarterly reports on Form 10-Q and our Annual Report on Form 10-K for 2004 on or before

July 31, 2005.  The consent also provided that the Quarterly Reports on Form 10-Q for the first quarter and second quarter of 2005 had to be filed no later than October 31, 2005.  We failed to meet those deadlines, and as a result, on June 6, 2005, the trustee for the Senior Notes sent us notice of the financial reporting violation, which then triggered a 60-day cure period.  Due to our failure to cure this default, on September 28, 2005, we received a valid acceleration notice from the trustee for the 6.375% Senior Notes.

14% Senior Subordinated Notes

On January 22, 1999, we completed the private placement of 150,000 units (the “Units”) consisting of $150.0 million of 14% Senior Subordinated Notes due January 15, 2009 (the “14% Senior Subordinated Notes”) and 150,000 warrants to purchase 2,173,433 shares of the Company’s common stock at an exercise price of $4.88125 per share (the “Warrants”). The net cash proceeds from the private placement were used to repay substantially all of the remaining $148.6 million principal amount (plus accrued interest) owed under our bridge loan facility arranged in connection with the acquisition of Dawson Production Services, Inc. The 14% Senior Subordinated Notes were issued at a discount, which was amortized to interest expense over the term of the 14% Senior Subordinated Notes.

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

We repaid all the $97.5 million outstanding principal amount of the 14% Senior Subordinated Notes on January 15, 2004.  The notes were redeemed at a redemption price of 107% of the principal amount outstanding plus accrued and unpaid interest to the redemption date, for a total cash outlay of $111.2 million.  This transaction resulted in a loss of $12.0 million.

As of September 30, 2005, 63,500 Warrants had been exercised, providing $4.2 million of proceeds to us and leaving 86,500 Warrants outstanding. On the date of issuance, the value of the Warrants was estimated at $7.4 million and was classified as equity.  Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to pay liquidated damages for periods in which an effective registration statement is not maintained. We have been unable to maintain our effective registration statement due to our failure to timely file our SEC reports. As a result, we paid liquidated damages starting at $0.05 per Warrant per week and escalating to $0.20 per Warrant per week. The total amount paid to the holders of the Warrants during the nine months ended September 30, 2005 was $0.7 million.

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

Interest on the 5% Convertible Notes was payable on March 15 and September 15 of each year. Interest of approximately $0.5 million was paid on March 15, 2004.

Long-Term Debt Principal Repayment and Interest Expense

Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2006:

As of September 30, 2005:	Principal Amount of Long-term Debt

2007	$—
2008	275,680
2009	—
2010	—
2011	—
Thereafter	150,000
$425,680

Interest expense for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Cash payments	$11,841	$12,478	$29,572	$36,778
Commitment and agency fees paid	2,883	4,330	13,723	5,935
Amortization of discount and premium	(65)	(60)	(190)	(175)
Amortization of debt issuance costs	264	577	1,277	1,761
Net change in accrued interest	(3,242)	(3,547)	(2,698)	(9,721)
Capitalized interest	(377)	(674)	(702)	(1,913)
Total interest expense	$11,304	$13,104	$40,982	$32,665

7.                                      COMMITMENTS AND CONTINGENCIES

As discussed in Note 1—”Organization and Summary of Significant Accounting Policies—Basis of Presentation,” due to the delay in the filing of this report, this note includes information regarding certain liabilities and uncertainties that became available after the end of the period covered by this report, but has been taken into consideration in the preparation of this report.

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

Gonzales Matter.  In September 2005 a class action lawsuit, Gonzales v. Key Energy Services, Inc., was filed in Ventura County, California Superior Court alleging that Key did not pay its hourly employees for travel time between the yard and the wellhead and that certain employees were denied meal and rest periods between shifts. Discovery in the case is underway, but a class has not been certified. We intend to vigorously defend against this action; however, we cannot predict the outcome of the lawsuit.

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

Tax Audits.  We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors.  As of September 30, 2005, we have recorded reserves for future potential liabilities as a result of these audits that management feels are appropriate. While we have fully reserved for these assessments, the ultimate amount of settlement can vary from this estimate. In connection with our Egyptian operations, we are undergoing income tax audits for all periods in which we had operations.  Based on information as of the period covered by this report, we have determined that additional income taxes will be owed and have recorded a liability of approximately $0.9 million.

Self-Insurance Reserves.  We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. As of September 30, 2005 and December 31, 2004, we have recorded $58.8 million and $55.3 million, respectively, of self-insurance reserves related to worker’s compensation, vehicular liabilities and general liability claims.

Environmental Remediation Liabilities.  For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated.  Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, whereas our litigation reserves do reflect the application of our insurance coverage. At September 30, 2005 and December 31, 2004, respectively, we have recorded $5.4 million and $5.5 million for our environmental remediation liabilities.

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

8.                                      STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2005, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 131,334,196 shares of common stock were issued and outstanding, net of 416,666 of shares held in treasury, and no dividends had been issued.  On December 31, 2004, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 130,791,338 shares were issued and outstanding, net of 416,666 shares held in treasury and no dividends had been issued.

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

(vii) supplemental tax bonuses (collectively, “Incentive Awards”). ISOs and NSOs are sometimes referred to collectively herein as “Options.”

The following table summarizes the stock option activity related to the plans (shares in thousands):

	Nine Months Ended September 30, 2005
	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at beginning of period	10,408	$8.47	$4.77
Granted	370	$12.12	$6.05
Exercised	—	$—	$—
Cancelled or expired	(1,496)	$8.14	$4.96
Outstanding at end of period	9,282	$8.67	$4.79

Exercisable at end of period	8,665	$8.49	4.75

The following tables summarize information about the stock options outstanding at September 30, 2005:

	Options Outstanding
	Weighted Average Remaining Contractual Life	Number of Options Outstanding September 30, 2005	Weighted Average Exercise Price	Weighted Average Fair Value
	(Years)
Range of Exercise Prices:
$3.00 - $8.00	4.88	2,227	$6.54	$3.77
$8.01 - $8.25	5.01	1,725	$8.25	$5.05
$8.26 - $8.50	4.63	1,813	$8.46	$5.22
$8.51 - $9.75	5.00	1,381	$9.25	$5.80
$9.76 - $14.51	7.23	2,136	$11.05	$4.63
		9,282	$8.67	$4.79

Aggregate intrinsic value (in thousands)		$8,676

	Options Exercisable
	Number of Options Exercisable September 30, 2005	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $8.00	2,227	$6.54	$3.77
$8.01 - $8.25	1,725	$8.25	$5.05
$8.26 - $8.50	1,800	$8.46	$5.22
$8.51 - $9.75	1,373	$9.25	$5.81
$9.76 - $14.51	1,540	$10.93	$4.34
	8,665	$8.49	$4.75

Aggregate intrinsic value (in thousands)	$8,446

The total fair value of stock options granted during the nine months ended September 30, 2005 was $2.2 million.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Nine Months Ended September 30, 2005

Risk-free rate	3.8%
Expected life of options, years	6.00
Expected volatility	53.9%
Expected dividends	none

Common Stock Awards

Beginning in June 2005, we began granting shares of common stock to our outside directors and certain employees. These shares are restricted as to exercisability and transferability, and in certain cases, have required service periods before they are vested and are subject to forfeiture. The vesting periods on these grants range from zero (immediately vested) to three years. The total fair market value of all common stock awards granted during the nine months ended September 30, 2005 was $6.5 million. No common stock awards were granted prior to June 2005.

We issued a total of 550,000 common shares to our outside directors and employees during the nine months ended September 30, 2005 at a weighted-average issuance price of $11.90 per share. Of these, 50,000 were issued to our outside directors and vested immediately, while the remaining 500,000 vest ratably over a three year period. During the third quarter of 2005, one of our outside directors refused his common stock award of 7,143 shares.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock grants that do not immediately vest, we recognize compensation cost ratably over the vesting period of the grant, net of actual and estimated forfeitures. For the three and nine months ended September 30, 2005, we recognized $1.5 million of expense related to common stock awards, net of estimated and actual forfeitures.

9.                                      SEGMENT INFORMATION

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

The following table sets forth our segment information as of and for the periods ended September 30, 2005 and 2004, respectively:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended September 30, 2005:
Operating revenues	$247,059	$41,881	$20,215	$—	$—	$—	$309,155
Gross margin	91,704	18,710	6,459	—	—	—	116,873
Depreciation and amortization	22,308	1,993	1,529	2,801	—	—	28,631
Interest expense	(51)	(78)	18	11,415	—	—	11,304
Net income (loss) from continuing operations	51,427	15,962	3,631	(51,702)	—	—	19,318
Propery, plant and equipment, net	466,625	57,050	27,278	35,265	—	—	586,218
Total assets	910,170	135,273	68,898	525,526	469	(326,459)	1,313,877
Capital expenditures, excluding acquisitions	(18,690)	(4,714)	(1,597)	(1,787)	—	—	(26,788)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended September 30, 2004:
Operating revenues	$213,615	$24,525	$20,345	$—	$—	$—	$258,485
Gross margin	70,110	6,501	8,947	—	—	—	85,558
Depreciation and amortization	26,990	1,656	1,397	1,637	—	—	31,680
Interest expense	23	(14)	4	13,091	—	—	13,104
Net income (loss) from continuing operations	27,617	4,007	6,071	(34,347)	—	—	3,348
Propery, plant and equipment, net	537,914	46,142	27,928	49,551	—	—	661,535
Total assets	923,516	111,928	67,258	725,747	77,053	(599,334)	1,306,168
Capital expenditures, excluding acquisitions	(6,347)	(2,506)	(1,380)	(649)	—	—	(10,882)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the nine months ended September 30, 2005:
Operating revenues	$706,088	$108,631	$60,541	$—	$—	$—	$875,260
Gross margin	239,457	42,863	19,405	—	—	—	301,725
Depreciation and amortization	65,147	6,452	4,483	8,536	—	—	84,618
Interest expense	(29)	(162)	30	41,143	—	—	40,982
Net income (loss) from continuing operations	126,363	37,645	10,216	(137,172)	—	—	37,052
Propery, plant and equipment, net	466,625	57,050	27,278	35,265	—	—	586,218
Total assets	910,170	135,273	68,898	525,526	469	(326,459)	1,313,877
Capital expenditures, excluding acquisitions	(55,141)	(10,930)	(2,935)	(6,014)	—	—	(75,020)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the nine months ended September 30, 2004:
Operating revenues	$610,832	$65,263	$57,902	$—	$—	$—	$733,997
Gross margin	189,863	17,563	21,127	—	—	—	228,553
Depreciation and amortization	64,045	4,512	4,117	4,289	—	—	76,963
Interest expense	94	(32)	6	32,597	—	—	32,665
Net income (loss) from continuing operations	81,252	10,877	13,950	(125,533)	—	—	(19,454)
Propery, plant and equipment, net	537,914	46,142	27,928	49,551	—	—	661,535
Total assets	923,516	111,928	67,258	725,747	77,053	(599,334)	1,306,168
Capital expenditures, excluding acquisitions	(27,202)	(4,143)	(1,807)	(1,605)	—	—	(34,757)

Operating revenues for our foreign operations were $15.4 million and $15.4 million for the three months ended September 30, 2005 and 2004, respectively. Operating revenues for our foreign operations were $50.6 million and $42.9 million for the nine months ended September 30, 2005 and 2004, respectively.  Gross margins for our foreign operations were $3.6 million and $5.2 million for the three months ended September 30, 2005 and 2004, respectively. Gross margins for our foreign operations were $13.4 million and $14.5 million for the nine months ended September 30, 2005 and 2004, respectively.

We have $53.8 million and $54.4 million of identifiable assets related to our foreign operations as of September 30, 2005 and December 31, 2004, respectively.  Capital expenditures for our foreign operations were $5.8 million and $5.0 million for the nine months ended September 30, 2005 and 2004, respectively.

10.                               CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Assets:
Current assets	$137,801	$210,102	$29,864	$—	$377,767
Current assets of discontinued operations	—	469	—	—	469
Net property and equipment	35,265	527,609	23,344	—	586,218
Goodwill	3,459	316,528	976	—	320,963
Deferred costs, net	5,376	—	—	—	5,376
Inter-company receivables	326,459	—	—	(326,459)	—
Other assets	17,166	5,918	—	—	23,084

TOTAL ASSETS	$525,526	$1,060,626	$54,184	$(326,459)	$1,313,877

Liabilities and equity:
Current liabilities	$62,669	$70,835	$15,487	$—	$148,991
Current liabilities of discontinued operations	—	188	—	—	188
Long-term debt	421,680	—	—	—	421,680
Capital lease obligations	220	12,442	—	—	12,662
Inter-company payables	—	270,101	56,358	(326,459)	—
Deferred tax liability	112,745	89	551	—	113,385
Other long-term liabilities	63,889	10,636	1,090	—	75,615
Stockholders’ equity	(135,677)	696,335	(19,302)	—	541,356

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$525,526	$1,060,626	$54,184	$(326,459)	$1,313,877

	December 31, 2004
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Assets:
Current assets	$75,365	$190,972	$25,728	$—	$292,065
Current assets of discontinued operations		18,958			18,958
Net property and equipment	43,392	526,662	27,724	—	597,778
Goodwill	3,459	316,527	956	—	320,942
Deferred costs, net	9,068	—	—	—	9,068
Inter-company receivables	566,726	—	—	(566,726)	—
Other assets	7,723	9,508	—	—	17,231
Non-current assets of discontinued operations	—	60,580	—	—	60,580

TOTAL ASSETS	$705,733	$1,123,207	$54,408	$(566,726)	$1,316,622

Liabilities and equity:
Current liabilities	$59,784	$62,683	$17,698	$—	$140,165
Current liabilities of discontinued operations		4,938			4,938
Long-term debt	473,870	—	—	—	473,870
Capital lease obligations	576	6,601	—	—	7,177
Inter-company payables	—	510,430	56,296	(566,726)	—
Deferred tax liability	107,168	88	504	—	107,760
Other long-term liabilities	65,030	10,811	1,205	—	77,046
Stockholders’ equity	(695)	527,656	(21,295)	—	505,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$705,733	$1,123,207	$54,408	$(566,726)	$1,316,622

CONDENSED CONSOLIDATING INCOME STATEMENTS

	Three Months Ended September 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidated
	(in thousands)

Revenues	$—	$293,741	$15,414	$309,155
Costs and expenses:
Direct expenses	—	180,448	11,834	192,282
Depreciation and amortization	2,801	24,700	1,130	28,631
General and administrative expenses	23,343	13,680	1,704	38,727
Interest	11,415	(116)	5	11,304
Loss on early extinguishment of debt	4,177	—	—	4,177
Other, net	(3,237)	1,241	3,150	1,154
Total costs and expenses	38,499	219,953	17,823	276,275
Income (loss) from continuing operations before income taxes	(38,499)	73,788	(2,409)	32,880
Income tax expense	(13,202)	—	(360)	(13,562)
Income (loss) from continuing operations	(51,701)	73,788	(2,769)	19,318
Discontinued operations, net of tax	—	—	—	—
NET INCOME (LOSS)	$(51,701)	$73,788	$(2,769)	$19,318

	Three Months Ended September 30, 2004
	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidated
	(in thousands)

Revenues	$—	$243,092	$15,393	$258,485
Costs and expenses:
Direct expenses	—	162,697	10,230	172,927
Depreciation and amortization	1,637	29,072	971	31,680
General and administrative expenses	16,765	15,156	1,192	33,113
Interest	13,091	6	7	13,104
Loss on early extinguishment of debt	—	—	—	—
Other, net	(352)	(36)	158	(230)
Total costs and expenses	31,141	206,895	12,558	250,594
Income (loss) from continuing operations before income taxes	(31,141)	36,197	2,835	7,891
Income tax expense	(3,205)	—	(1,338)	(4,543)
Income (loss) from continuing operations	(34,346)	36,197	1,497	3,348
Discontinued operations, net of tax	—	(8,224)	—	(8,224)
NET INCOME (LOSS)	$(34,346)	$27,973	$1,497	$(4,876)

	Nine Months Ended September 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidated
	(in thousands)

Revenues	$—	$824,635	$50,625	$875,260
Costs and expenses:
Direct expenses	—	536,293	37,242	573,535
Depreciation and amortization	8,536	72,787	3,295	84,618
General and administrative expenses	61,824	44,107	1,872	107,803
Interest	41,143	(198)	37	40,982
Loss on early extinguishment of debt	10,059	—	—	10,059
Other, net	(8,089)	(703)	3,787	(5,005)
Total costs and expenses	113,473	652,286	46,233	811,992
Income (loss) from continuing operations before income taxes	(113,473)	172,349	4,392	63,268
Income tax expense	(23,700)	—	(2,516)	(26,216)
Income (loss) from continuing operations	(137,173)	172,349	1,876	37,052
Discontinued operations, net of tax	—	(3,361)	—	(3,361)
NET INCOME (LOSS)	$(137,173)	$168,988	$1,876	$33,691

	Nine Months Ended September 30, 2004
	Parent Company	Guarantor Subsidiaries	Non-guarantor subsidiaries	Consolidated
	(in thousands)

Revenues	$—	$691,122	$42,875	$733,997
Costs and expenses:
Direct expenses	—	477,031	28,413	505,444
Depreciation and amortization	4,289	69,848	2,826	76,963
General and administrative expenses	77,812	39,018	4,170	121,000
Interest	32,597	29	39	32,665
Loss on early extinguishment of debt	12,025	—	—	12,025
Other, net	510	3,584	303	4,397
Total costs and expenses	127,233	589,510	35,751	752,494
Income (loss) from continuing operations before income taxes	(127,233)	101,612	7,124	(18,497)
Income tax benefit (expense)	1,699	—	(2,656)	(957)
Income (loss) from continuing operations	(125,534)	101,612	4,468	(19,454)
Discontinued operations, net of tax	—	(7,595)	—	(7,595)
NET INCOME (LOSS)	$(125,534)	$94,017	$4,468	$(27,049)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2005
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
	(in thousands)

Net cash provided by operating activities	$159,653	$(20,364)	$5,841	$145,130
Net cash used in investing activities	491	9,224	(5,851)	3,864
Net cash provided by financing activities	(76,031)	10,433	—	(65,598)
Effect of exchange rates on cash	—	—	476	476
Net increase (decrease) in cash	84,113	(707)	466	83,872
Cash at beginning of period	18,622	1,068	735	20,425
Cash at end of period	$102,735	$361	$1,201	$104,297

	Nine Months Ended September 30, 2004
	Parent Company	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Consolidated
	(in thousands)

Net cash provided by operating activities	$15,303	$43,487	$4,282	$63,072
Net cash used in investing activities	(1,605)	(57,198)	(4,982)	(63,785)
Net cash provided by financing activities	(104,189)	11,340	—	(92,849)
Effect of exchange rates on cash	—	—	(263)	(263)
Net increase (decrease) in cash	(90,491)	(2,371)	(963)	(93,825)
Cash at beginning of period	100,109	1,802	1,304	103,215
Cash at end of period	$9,618	$(569)	$341	$9,390

Item 2.                       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004, included elsewhere herein.

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

Well Servicing Services:

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

Performance Measures

In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis.  Historically, our activity levels have correlated well with the capital spending by oil and natural gas producers.  When commodity prices are strong, capital spending tends to be high as illustrated by the Baker Hughes land drilling rig count.  As the following table indicates, the land drilling rig count has increased significantly over the past several years as commodity prices, both oil and natural gas, have increased.

	WTI Cushing Crude Oil	NYMEX Henry Hub Natural Gas	Average Baker Hughes Land Drilling Rigs

2004:
First Quarter	$35.24	$5.71	1,021
Second Quarter	$38.35	$6.16	1,068
Third Quarter	$43.87	$5.58	1,134
Fourth Quarter	$48.30	$7.26	1,148

2005:
First Quarter	$49.73	$6.50	1,182
Second Quarter	$53.05	$6.95	1,246
Third Quarter	$63.19	$9.73	1,334

Internally, we measure activity levels primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked.  Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we provide few rig and trucking services, which results in lower hours worked.  We publicly release our monthly rig and trucking hours and the following table presents our quarterly rig and trucking hours from 2004 through the third quarter of 2005.

	Rig Hours	Trucking Hours
2004:
First Quarter	584,897	729,020
Second Quarter	609,116	718,003
Third Quarter	626,556	690,542
Fourth Quarter	600,217	664,283
Total 2004:	2,420,786	2,801,848

2005:
First Quarter	621,228	641,841
Second Quarter	661,928	635,448
Third Quarter	668,741	607,500

Results of Operations

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

REVENUES:
Well servicing	$247,059	$213,615	$706,088	$610,832
Pressure pumping	41,881	24,525	108,631	65,263
Fishing and rental	20,215	20,345	60,541	57,902

Total revenues	309,155	258,485	875,260	733,997

COSTS AND EXPENSES:
Well servicing	155,357	143,506	466,632	420,969
Pressure pumping	23,170	18,023	65,768	47,700
Fishing and rental	13,755	11,398	41,135	36,775
Depreciation and amortization	28,631	31,680	84,618	76,963
General and administrative	38,727	33,113	107,803	121,000
Interest expense	11,304	13,104	40,982	32,665
Loss on early extinguishment of debt	4,177	—	10,059	12,025
Loss on sale of assets	1,880	386	1,850	5,314
Interest income	(703)	(277)	(1,863)	(531)
Other, net	(23)	(339)	(4,992)	(386)

Total costs and expenses, net	276,275	250,594	811,992	752,494

Income (loss) from continuing operations before income taxes	32,880	7,891	63,268	(18,497)
Income tax expense	(13,562)	(4,543)	(26,216)	(957)

INCOME (LOSS) FROM CONTINUING OPERATIONS	19,318	3,348	37,052	(19,454)

Discontinued operations, net of tax benefit (expense) of $3,828, $(4,590), and $3,424 for the three months ended September 30, 2004 and nine months ended September 30, 2005 and 2004, respectively	—	(8,224)	(3,361)	(7,595)

NET INCOME (LOSS)	$19,318	$(4,876)	$33,691	$(27,049)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Revenue:

Well Servicing:  Well servicing revenues increased 15.7% to $247.1 million for the quarter ended September 30, 2005 compared to revenue of $213.6 million for the quarter ended September 30, 2004.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the September 2005 quarter, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $194 per hour compared to approximately $162 per hour for the September 2004 quarter.   Rig hours for the Company increased 6.7% from 626,556 in the September 2004 quarter to 668,741 in the September 2005 quarter while the Company’s trucking hours decreased 12.0% from 690,542 in the September 2004 quarter to 607,500 in the September 2005 quarter.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping Services: Pressure pumping services (“PPS”) segment revenues increased 70.8% to $41.9 million for the quarter ended September 30, 2005 compared to revenue of $24.5 million for the quarter ended September 30, 2004.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the September 2005 quarter with approximately 113,000 horsepower of pumping equipment as compared to approximately 97,000 at the end of the September 2004 quarter.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally,

the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 347 in the September 2005 quarter compared to 324 in the September 2004 quarter while cementing jobs totaled 442 in the September 2005 quarter compared to 281 in the September 2004 quarter.

Fishing and Rental Services: Fishing and rental services (“FRS”) segment revenues for the quarter ended September 30, 2005 was flat at $20.2 million compared to revenue of $20.3 million for the quarter ended September 30, 2004.  Despite strong industry conditions, the FRS segment underwent management changes during 2005 which negatively impacted operations.

Direct Costs

Well Servicing:  Well serving direct costs increased 8.3% to $155.4 million for the quarter ended September 30, 2005 compared to $143.5 million for the quarter ended September 30, 2004.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, repair and maintenance expense, higher fuel expense and higher supplies expense.  The increase in these costs is primarily due to higher activity levels.  The increase in direct costs was modestly offset by the loss of the Company’s Egypt contract in July 2005.  During the quarter ended September 30, 2005, the Company’s Egypt operations generated direct costs of approximately $0.3 million compared to direct costs of approximately $1.7 million in the quarter ended September 30, 2004.  Direct costs as a percent of total well service segment revenue improved to 62.9% for the quarter ended September 30, 2005 compared to 67.2% for the quarter ended September 30, 2004.

Pressure Pumping Services:  PPS direct costs increased 28.6% to $23.2 million for the quarter ended September 30, 2005 compared to $18.0 million for the quarter ended September 30, 2004.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher labor costs and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue improved to 55.3% for the quarter ended September 30, 2005 compared to 73.5% for the quarter ended September 30, 2004.

Fishing and Rental Services:  FRS direct costs increased 20.7% to $13.8 million for the quarter ended September 30, 2005 compared to $11.4 million for the quarter ended September 30, 2004.  The increase in direct costs is largely attributable to higher repairs and maintenance expense and higher labor costs, offset slightly by reduced contracted labor costs.  The increase in direct costs is primarily the result of continued demand for the Company’s services.  Direct costs as a percent of total FRS segment revenue deteriorated to 68.0% for the quarter ended September 30, 2005 compared to 56.0% for the quarter ended September 30, 2004.  The margin contraction is due to higher costs on flat year-over-year revenue.

General and Administrative Expense

General and administrative (“G&A”) expenses increased 17.0% to $38.7 million for the quarter ended September 30, 2005 compared to $33.1 million for the quarter ended September 30, 2004.  The increase in G&A expenses is primarily attributable to higher compensation costs and travel-related expense.  The increase in compensation expenses is attributable to increased equity-based compensation and higher incentive compensation.  G&A expense as a percent of revenue for the quarter ended September 30, 2005 totaled 12.5% compared to 12.8% for the quarter ended September 30, 2004.

Interest Expense

Interest expense decreased 13.7% to $11.3 million for the quarter ended September 30, 2005 compared to $13.1 million for the quarter ended September 30, 2004.  The decrease is primarily attributable to the refinancing of the Company’s long term debt in July 2005.  In conjunction with the Company’s $547.25 million Senior Secured Credit Facility, the Company was able to eliminate the consent fees which had previously been paid to the Company’s bondholders.  Interest expense as a percent of revenue for the quarter ended September 30, 2005 totaled 3.7% compared to 5.1% for the quarter ended September 30, 2004.

Depreciation Expense

Depreciation expense decreased 9.6% to $28.6 million for the quarter ended September 30, 2005 compared to $31.7 million for the quarter ended September 30, 2004.  The decrease is primarily attributable to a lower fixed asset base which is due to the sale of our Michigan assets in May 2005.  For the quarter ended September 30, 2005, the Company spent approximately $26.8 million on capital expenditures as compared to $18.5 million for the quarter ended September 30, 2004.  Depreciation expense as a percent of revenue for the quarter ended September 30, 2005 totaled 9.3% compared to 12.3% for the quarter ended September 30, 2004.

Income Taxes

Our income tax expense (benefit) from continuing operations was $13.6 million and $4.5 million for the three months ended September 30, 2005 and 2004, respectively. Our effective tax rate for those same periods was 41.2% and 57.6%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Revenue

Well Servicing:  Well servicing revenues increased 15.6% to $706.1 million for the nine months ended September 30, 2005 compared to revenue of $610.8 million for the nine months ended September 30, 2004.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the nine months ended September 30, 2005, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $184 per hour compared to approximately $154 per hour for the nine months ended September 30, 2004.   Rig hours for the Company increased 7.2% from 1,820,569 in the first nine months of 2004 to 1,951,897 in the first nine months of 2005 while the Company’s trucking hours decreased 11.8% from 2,137,565 in the first nine months of 2004 to 1,884,789 in the first nine months of 2005.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping Services: PPS segment revenues increased 66.5% to $108.6 million for the nine months ended September 30, 2005 compared to revenue of $65.3 million for the nine months ended September 30, 2004.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the nine months ended September 30, 2005 with approximately 113,000 horsepower of pumping equipment as compared to approximately 97,000 horsepower for the nine months ended September 30, 2004.  The Company’s pressure pumping segments performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 982 during the first nine months of 2005 compared to 964 for the first nine months of 2004 while cementing jobs totaled 1,103 during the first nine months of 2005 compared to 595 for the first nine months of 2004.

Fishing and Rental Services: FRS segment revenues for the nine months ended September 30, 2005 increased 4.6% to $60.5 million compared to revenue of $57.9 million for the nine months ended September 30, 2004.  Despite strong industry conditions, the FRS segment underwent management changes during 2005 which negatively impacted operations.

Direct Costs

Well Servicing:  Well servicing direct costs increased 10.8% to $466.6 million for the nine months ended September 30, 2005 compared to $421.0 million for the nine months ended September 30, 2004.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, higher repair and maintenance expense, higher fuel expense and higher insurance premiums.  The increase in these costs is primarily due to higher activity levels combined with increased hourly wages.  Direct costs as a percent of total well servicing segment revenue improved to 66.1% for the nine months ended September 30, 2005 compared to 68.9% for the nine months ended September 30, 2004.

Pressure Pumping Services:  PPS direct costs increased 37.9% to $65.8 million for the nine months ended September 30, 2005 compared to $47.7 million for the nine months ended September 30, 2004.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher labor costs and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue improved to 60.5% for the nine months ended September 30, 2005 compared to 73.1% for the nine months ended September 30, 2004.

Fishing and Rental Services:  FRS direct costs increased 11.9% to $41.1 million for the nine months ended September 30, 2005 compared to $36.8 million for the nine months ended September 30, 2004.  The increase in direct costs is largely attributable to higher repairs and maintenance expense and higher labor costs, offset slightly by reduced contracted labor costs.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total FRS segment revenue deteriorated to 67.9% for the nine months ended September 30, 2005 compared to 63.5% for the nine months ended September 30, 2004.

General and Administrative Expense

General and administrative expenses decreased 10.9% to $107.8 million for the nine months ended September 30, 2005 compared to $121.0 million for the nine months ended September 30, 2004.  The decrease in G&A expenses is primarily attributable to the $21.5 million settlement expense with the Company’s former chief executive officer that was incurred in the June 2004 quarter.  Excluding the settlement expense, G&A expense increased during the nine months ended September 30, 2005 due primarily to higher professional fees associated with the restatement process as well as higher compensation expense associated with increased corporate staff.  The increase is offset somewhat by lower bad debt expense.  During the nine months ended September 30, 2004, the Company had $3.9 million of bad debt expense compared to bad debt expense of $9.2 million for the nine months ended September 30, 2005.  The bad debt expense during the nine months ended September 30, 2004 includes the write-off of the $9.0 million retention bonus to the Company’s former chief executive officer.  G&A expense as a percent of revenue for the nine months ended September 30, 2005 totaled 12.3% compared to 16.5% for the nine months ended September 30, 2004.

Interest Expense

Interest expense increased 25.5% to $41.0 million for the nine months ended September 30, 2005 compared to $32.7 million for the nine months ended September 30, 2004.  The increase relates to higher waiver and consent fees paid to our bondholders due to our inability to timely file our audited financial statements.  Interest expense as a percent of revenue for the nine months ended September 30, 2005 totaled 4.7% compared to 4.5% for the nine months ended September 30, 2004.

Depreciation Expense

Depreciation expense increased 9.9% to $84.6 million for the nine months ended September 30, 2005 compared to $77.0 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, the Company spent approximately $75.0 million on capital expenditures as compared to $44.8 million for the nine months ended September 30, 2004. Depreciation expense as a percent of revenue for the nine months ended September 30, 2005 totaled 9.7% compared to 10.5% for the nine months ended September 30, 2004.

Income Taxes

Our income tax expense (benefit) from continuing operations was $26.2 million and $1.0 million for the nine months ended September 30, 2005 and 2004, respectively. Our effective tax rate for those same periods was 41.4% and (5.2%), respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

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

We believe that our current reserves of cash and cash equivalents, availability under our revolving credit facility, and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations, including our capital expenditure budget.  As of September 30, 2005, we had $104.3 million in cash and $65.0 million of availability under our revolving credit facility.

Cash Flow

Our net cash provided by operating activities for the nine months ended September 30, 2005, totaled $145.1 million compared to $63.1 million for the nine months ended September 30, 2004.  The increase in cash flow from operating activities is due primarily to higher net income.  Our net cash provided by investing activities for the nine months ended September 30, 2005 totaled $3.9 million compared to cash used of $63.8 million for the nine months ended September 30, 2004.  The increase in cash flow provided by investing activities is due to cash received from the sale of our drilling assets.  Our net cash used in financing activities for the nine months ended September 30, 2005 totaled $65.6 million compared to $92.8 million for the nine months ended September 30, 2004.

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

SFAS 154.            In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, ‘‘Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and SFAS No. 3,’’ (‘‘SFAS 154’’). SFAS 154 changed the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not materially affect our financial statements.

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

EITF 04-10.         In June 2005, the FASB issued EITF Issue 04-10, ‘‘Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.’’ This standard considers how a company should evaluate the aggregation criteria in FAS 131 to operating segments that do not meet the quantitative thresholds. Several of our operating segments do not meet the quantitative thresholds as described in SFAS 131. Under this standard, we are permitted to combine information about certain operating segments with other similar segments that individually do not meet the quantitative thresholds to produce a reportable segment since the operating segments meet the aggregation criteria. It was effective for fiscal years ending after September 15, 2005. The adoption of this standard did not materially impact our financial statements.

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

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006 and September 30, 2005, our disclosure controls and procedures were not effective.

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

10.1

Second Amendment to Office Lease dated as of July 24, 2005 between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 30, 2005, File No. 1-8038.)

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

10.1

Second Amendment to Office Lease dated as of July 24, 2005 between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated June 30, 2005, File No. 1-8038.)

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

*       Filed herewith.