Form 10-Q
period 2006-03-31
KEY ENERGY SERVICES INC
filed 2007-08-13
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

We have completed our financial statements for the years ended December 31, 2004, 2005 and 2006, and on August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006.  Concurrently with the filing of this report, we are filing our Quarterly Reports on Form 10-Q for the first three quarters of 2005 and the remaining two quarters of 2006.  The 2005 Quarterly Reports on Form 10-Q also include 2004 quarterly information.  In light of our inability to provide financial statements in accordance with GAAP for periods prior to 2004, we will not be filing any other earlier reports, including annual reports for 2004 and 2005, or quarterly reports for the first three quarters of 2004.  Due to the delay in the filing of this Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to March 31, 2006.

Item 1.        CONSOLIDATED FINANCIAL STATEMENTS

Key Energy Services, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$109,529	$94,170
Accounts receivable, net of allowance for doubtful accounts of $11,298 and $10,843 at March 31, 2006 and December 31, 2005, respectively	231,342	211,680
Inventories	17,853	17,254
Prepaid expenses	2,913	3,292
Deferred tax assets	24,647	23,912
Other current assets	4,373	6,854
Current assets of discontinued operations	658	658

Total current assets	391,315	357,820

Property and equipment:
Well servicing equipment	895,263	856,455
Contract drilling equipment	16,652	25,583
Motor vehicles	94,722	91,910
Furniture and equipment	71,049	70,485
Buildings and land	47,717	45,393

Total property and equipment	1,125,403	1,089,826
Accumulated depreciation	(502,908)	(479,485)

Net property and equipment	622,495	610,341

Goodwill	320,892	320,922
Deferred costs, net	10,693	11,093
Notes and accounts receivable - related parties	307	151
Other assets	28,677	28,917

TOTAL ASSETS	$1,374,379	$1,329,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,921	$14,633
Accrued operating expenditures	28,491	39,964
Accrued payroll, taxes and employee benefits	45,709	43,691
Derivative liabilities	169	—
Income, sales, use and other taxes	44,223	31,331
Unsettled Legal Claims	7,384	11,249
Vehicular Insurance	3,620	2,632
Workers’ compensation accrual	16,243	19,852
Other accrued liabilities	13,175	6,116
Accrued interest	6,339	6,399
Current portion of capital lease obligations	8,710	8,639
Current portion of long-term debt	4,000	4,000
Current liabilities of discontinued operations	282	292

Total current liabilities	194,266	188,798

Capital lease obligations, less current portion	14,887	14,781
Long-term debt, less current portion	395,000	396,000
Workers’ compensation, vehicular, health and other insurance claims	45,958	38,311
Deferred tax liability	98,607	96,572
Other non-current accrued expenses	40,366	40,725
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 131,340,078 and 131,334,196 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	13,176	13,175
Additional paid-in capital	717,919	716,389
Treasury stock, at cost; 416,666 and 416,666 shares at March 31, 2006 and December 31, 2005, respectively	(9,682)	(9,682)
Accumulated other comprehensive loss	(36,983)	(36,627)
Retained deficit	(99,135)	(129,198)

Total stockholders’ equity	585,295	554,057
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,374,379	$1,329,244

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUES:
Well servicing	$272,916	$220,333
Pressure pumping	51,798	30,504
Fishing and rental services	23,244	20,367

Total revenues	347,958	271,204

COSTS AND EXPENSES:
Well servicing	180,756	149,622
Pressure pumping	28,570	17,230
Fishing and rental services	15,088	13,606
Depreciation and amortization	26,814	27,774
General and administrative	43,341	34,938
Interest expense	8,578	13,352
Loss on early extinguishment of debt	—	400
(Gain) loss on sale of assets	(1,936)	725
Interest income	(1,200)	(424)
Other, net	(483)	48

Total costs and expenses, net	299,528	257,271

Income from continuing operations before income taxes	48,430	13,933
Income tax expense	(18,367)	(5,568)

INCOME FROM CONTINUING OPERATIONS	30,063	8,365

Discontinued operations, net of income tax (expense) of $4,590 for the three months ended March 31, 2005	—	(3,361)

NET INCOME	$30,063	$5,004

EARNINGS (LOSS) PER SHARE:
Net income from Continuing Operations
Basic	$0.23	$0.06
Diluted	$0.22	$0.06

Discontinued Operations
Basic	$—	$(0.03)
Diluted	$—	$(0.03)

Net Income
Basic	$0.23	$0.03
Diluted	$0.22	$0.03

WEIGHED AVERAGE SHARES OUTSTANDING:
Basic	131,339	130,791
Diluted	134,525	133,291

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

NET INCOME	$30,063	$5,004
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Foreign currency translation gain	(279)	76
Deferred gain from cash flow hedges	(77)	—
COMPREHENSIVE INCOME, NET OF TAX	$29,707	$5,080

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$30,063	$5,004

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	26,814	27,774
Accretion expense	125	135
Income from equity investment	(406)	(119)
Amortization of deferred issuance costs, discount and premium	400	513
Deferred income tax expense	1,300	8,238
Capitalized interest	(737)	(115)
(Gain) loss on sale of assets	(1,936)	725
Loss on early extinguishment of debt	—	400
Stock-based compensation	1,531	322
Amortization of deferred gain on sale-leaseback transactions	(40)	—

Changes in working capital:

Accounts receivable, net	(20,153)	(6,236)
Other current assets	2,641	208
Accounts payable, accrued interest and accrued expenses	6,150	(3,772)

Other assets and liabilities	6,855	(4,922)

Operating cash flows (used by) provided by discontinued operations	(10)	12,547

Net cash provided by operating activities	52,597	40,702

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - Well Servicing	(30,684)	(12,358)
Capital expenditures - Pressure Pumping	(6,402)	(1,127)
Capital expenditures - Fishing and Rental	(1,355)	(469)
Capital expenditures - Other	(1,140)	(967)
Proceeds from sale of fixed assets	7,315	1,976
Investment in available for sale securities	—	(13,500)
Proceeds from the sale of available of sale securities	—	650

Investing cash flows provided by discontinued operations	—	60,477

Net cash (used in) provided by investing activities	(32,266)	34,682

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(1,000)	—
Repayments of capital lease obligations	(3,054)	(2,920)

Net cash used in financing activities	(4,054)	(2,920)

Effects of exchange rates on cash	(918)	192

Net increase (decrease) in cash and cash equivalents	15,359	72,656
Cash and cash equivalents, beginning of period	94,170	20,425
Cash and cash equivalents, end of period	$109,529	$93,081

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.             ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Key Energy Services, Inc. is a Maryland corporation that was organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. We emerged from a prepackaged bankruptcy plan in December 1992 as Key Energy Group, Inc. On December 9, 1998, we changed our name to Key Energy Services, Inc. (“Key” or the “Company”). We believe that we are now the leading onshore, rig-based well servicing contractor in the United States. From 1994 through 2002, we grew rapidly through a series of over 100 acquisitions, and today we provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, oilfield transportation services, cased-hole electric wireline services and ancillary oilfield services, fishing and rental services and pressure pumping services. During 2006, Key conducted well servicing operations onshore in the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and the ArkLaTex and North Texas regions), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), the Appalachian Basin, Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina. We also provide limited onshore drilling services in the Rocky Mountains, the Appalachian Basin and in Argentina. During 2006, we conducted pressure pumping and cementing operations in a number of major domestic producing basins including California, the Permian Basin, the San Juan Basin, the Mid-Continent region, and in the Barnett Shale of North Texas. Our fishing and rental services are located primarily in the Gulf Coast and Permian Basin regions of Texas, as well as in California and the Mid-Continent region.

Basis of Presentation

The filing of this Quarterly Report on Form 10-Q was delayed due to our restatement and financial reporting process for periods ending December 31, 2003, which began in March 2004. That process was completed on October 19, 2006. Our 2003 Financial and Informational Report on Form 8 K/A, filed with the Securities and Exchange Commission (“SEC”) on October 26, 2006, included an audited 2003 consolidated balance sheet which presented our financial condition as of December 31, 2003 in accordance with Generally Accepted Accounting Principles (“GAAP”). We did not present our other consolidated financial statements in accordance with GAAP as we were unable to determine with sufficient certainty the appropriate period(s) in 2003 or before in which to record certain write offs and write downs that were identified in our restatement process. Our former registered public accounting firm expressed an unqualified opinion that the 2003 balance sheet fairly presented our financial condition on December 31, 2003 in accordance with GAAP. The firm also audited the other financial statements presented in the 2003 Financial and Informational Report. It opined that the financial statements other than the 2003 balance sheet did not fairly present our financial condition or results of operations or cash flows for the periods covered in accordance with GAAP. Investors should refer to the 2003 Financial and Informational Report for a full description of the restatement and financial reporting process for periods prior to 2004.

The accompanying unaudited condensed consolidated financial statements in this report have been prepared in accordance with the instructions for interim financial reporting prescribed by the SEC.  The December 31, 2005 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all the disclosures required by GAAP.  These interim financial statements should be read together with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Due to the delay in the filing of this report as discussed above, additional information regarding certain liabilities and uncertainties that existed as of the date of this report has become available, either through additional facts about, or the ultimate settlement or resolution of, the liability or uncertainty.  We have taken any additional information that has come to light into account in our estimates and disclosure of any potential liabilities or other contingencies as of the date of this report, in accordance with FASB Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”).  The discussion of our commitments and contingencies (see Note 7) should be read in conjunction with the corresponding disclosures made in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Our remaining contract drilling operations are now reported as part of our Well Servicing segment. We apply the provisions of EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet Quantitative Thresholds” (“EITF 04-10”) in our segment reporting in Note 9—“Segment Information.” Our remaining contract drilling operations do not meet the quantitative thresholds as described in Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), and, under the provisions of EITF 4-10, since the operating segments meet the aggregation criteria we are permitted to combine information about this segment with other similar segments that individually do not meet the quantitative thresholds to produce a reportable segment.

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”). In December 2003 the FASB issued the updated and final interpretation of ARB No. 51 (“FIN 46R”). FIN 46R requires that an equity investor in a variable interest entity have significant equity at risk (generally a minimum of 10%, which is an increase from the 3% required under previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entities created or obtained after March 15, 2004. The adoption of FIN 46R did not materially impact our consolidated financial statements.

Revenue Recognition

Well Servicing Rigs.  Well servicing revenue consists primarily of maintenance services, workover services, completion services and plugging and abandonment services. We recognize revenue when services are performed, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. These criteria are typically met at the time we complete a job for a customer. Primarily, we price well servicing rig services by the hour of service performed. Depending on the type of job, we may charge by the project or by the day.

Oilfield Transportation.  Oilfield transportation revenue consists primarily of fluid and equipment transportation services and frac tanks which are used in conjunction with fluid hauling services. We recognize revenue when services are performed, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. These criteria are typically met at the time we complete a job for a customer. Primarily, we price oilfield trucking services by the hour or by the quantities hauled.

Pressure Pumping and Fishing and Rental Services.  Pressure pumping and fishing and rental services include well stimulation and cementing services, and recovering lost or stuck equipment in the wellbore.  We recognize revenue when services are performed, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. These criteria are typically met at the time we complete a job for a customer. Generally, we price fishing and rental tool services by the day and pressure pumping services by the job.

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. None of our cash is restricted and we have not entered into any compensating balance arrangements. However, at March 31, 2006, all of our obligations under the Senior Secured Credit Facility (hereinafter defined) were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

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

Adoption of SFAS 143 was required for all companies with fiscal years beginning after June 15, 2002. Amortization of the assets associated with the asset retirement obligations was $0.1 million and $0.1 million for the quarters ended March 31, 2006, and 2005, respectively.

Asset and Investment Impairments.  We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in reviewing our long-lived assets and investments for possible impairment. This statement requires that long-lived assets held and used by us, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, we group our long-lived assets on a division-by-division basis and compare the estimated future cash flows of each division to the division’s net carrying value. The division level represents the lowest level for which identifiable cash flows are available. We would record an impairment charge, reducing the division’s net carrying value to an estimated fair value, if its estimated future cash flows were less than the division’s net carrying value. “Trigger events,” as defined in SFAS 144, that cause us to evaluate our fixed assets for recoverability and possible impairment may include market conditions, such as adverse changes in the prices of oil and natural gas, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for a division involves significant judgment and estimates. As of March 31, 2006 and December 31, 2005, no trigger events had been identified by management.

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their expected useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. We conduct annual impairment assessments, the most recent affecting this report as of December 31, 2005. The assessments did not result in an indication of goodwill impairment.

Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents and trademarks. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. The cost and accumulated amortization are retired when the noncompete agreement is fully amortized and no longer enforceable. Amortization expense for patents and trademarks is calculated using the straight-line method over the useful life of the patent or trademark, ranging from five to seven years.  Amortization of noncompete agreements for the quarters ended March 31, 2006 and 2005 was $0.6 million and $0.7 million, respectively.  Amortization of patents and trademarks for the quarters ended March 31, 2006 and 2005 was $0.1 million and $0.1 million, respectively.  During the three months ended March 31, 2006, the Company capitalized approximately $0.1 million of costs associated with patents and trademarks.  No costs associated with noncompete agreements were capitalized during the first quarter of 2006.

Derivative Instruments and Hedging Activities

The Company applies Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by Statement of Financial Accounting Standards No. 137, No. 138 and No. 149 (“SFAS 137,” “SFAS 138,” and “SFAS 149,” respectively) in accounting for derivative instruments. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets and liabilities on the balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge, and if so, the type of hedge. For derivatives designated as cash flow hedges, the effective portion of the change in the fair value of the hedging instrument is recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of changes in the fair value of the hedging instrument is recognized currently in earnings.

To account for a financial instrument as a hedge, the contract must meet the following criteria: the underlying asset or liability must expose the Company to risk that is not offset in another asset or liability, the hedging contract must reduce that risk, and the instrument must be properly designated as a hedge at the inception of the contract and throughout the contract period. To be an effective hedge, there must be a high correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability, such that changes in the market value of the financial instrument such that the anticipated future cash flows would be offset by the effect of price changes on the exposed items.

In March 2006, under the terms of our Senior Secured Credit Facility, the Company was required to mitigate the risk of changes in future cash flows posed by changes in interest rates associated with the variable interest-rate term loan portion of our Senior Secured Credit Facility. We entered into two interest rate swap arrangements in order to offset this risk. The swaps are classified as derivative instruments and were designated at inception as cash flow hedges. Management believes that these instruments were highly effective at inception to offset changes in the future cash flows of the underlying liabilities and will continue to be highly effective throughout the life of the hedge. See Note 4—“Derivative Financial Instruments” for further discussion.

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  As required by FIN 45, we adopted the disclosure requirements on December 31, 2002.  On January 1, 2003, we adopted the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002.  In November 2005, the FASB issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to Business or Its Owners” (“FSP FIN No. 45-3”).  It served as an amendment to FIN 45 by adding minimum revenue guarantees to the list of examples of contracts to which FIN 45 applies.  Under FSP FIN No. 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FSP FIN No. 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006.  The adoption of FIN 45 and FSP FIN No. 45-3 did not have a material impact on our consolidated financial statements.

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

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
	(in thousands, except per share data)

Basic EPS Computation:
Numerator
Income from continuing operations	$30,063	$8,365
Discontinued operations, net of tax	—	(3,361)
Net income	$30,063	$5,004

Denominator
Weighted average shares outstanding	131,339	130,791

Basic EPS:
Income from continuing operations	$0.23	$0.06
Discontinued operations, net of tax	—	(0.03)
Net income (loss)	$0.23	$0.03

Diluted EPS Computation:
Numerator
Income from continuing operations	$30,063	$8,365
Discontinued operations, net of tax	—	(3,361)
Net income	$30,063	$5,004

Denominator
Weighted average shares outstanding	131,339	130,791
Stock options	2,635	2,011
Warrants	551	489
	134,525	133,291

Diluted EPS:
Income from continuing operations	$0.22	$0.06
Discontinued operations, net of tax	—	(0.03)
Net income	$0.22	$0.03

The diluted earnings per share calculation for the quarters ended March 31, 2006 and 2005 excludes the potential exercise of zero and 330,000 stock options, respectively, because the effects of such exercises on earnings per share in those years would be anti-dilutive.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which we adopted on January 1, 2006. Prior to January 1, 2006, we accounted for share-based payments under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), which was permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We adopted the provisions of SFAS 123(R) using the modified prospective transition method.

SFAS 123 sets forth alternative accounting and disclosure requirements for stock-based compensation arrangements. Companies were permitted to continue following the provisions of APB 25 to measure and recognize employee stock-based compensation prior to January 1, 2006; however, SFAS 123 requires disclosure of pro forma net income and earnings per share that would have been reported under the fair value recognition provisions of SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition principles of SFAS 123 to stock-based employee compensation in 2005. As noted above, while we followed APB 25 to account for stock-based compensation during 2005, the stock-based compensation expense included in net income or loss in the following table represents the compensation expense for the 875,180 options, net of forfeitures, that were granted at strike prices ranging from $0.10 to $2.53 below the market price of our common stock on the date of grant. During the years in which we applied APB 25, we elected to amortize any compensation cost on a straight-line basis over the vesting period of the award, in accordance with FASB Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, an Interpretation of APB Opinions No. 15 and 25” (“FIN 28”). After the adoption of SFAS 123(R), we elected to amortize compensation cost associated with the fair value of equity-based awards ratably over the vesting period of the award.

Three Months Ended March 31, 2005
(in thousands, except per share amounts)
Net income

As reported	$5,004

Add: stock-based employee compensation expense included in reported net income, net of related tax effects	24

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(296)

Pro forma	$4,732

Basic earnings per share:
As reported	$0.03
Pro forma	$0.03

Diluted earnings per share:
As reported	$0.03
Pro forma	$0.03

For additional information regarding the computations presented above, see Note 8—“Stockholders’ Equity.”

In addition to the stock option grants discussed above, beginning in June 2005 we began making grants of restricted shares of common stock to certain of our employees and non-employee directors.  These shares have vesting periods ranging from zero to three years. In 2005, for shares with immediate vesting, the Company recognized expense equal to the intrinsic value of the shares on the date of grant immediately in earnings.  For restricted shares that did not immediately vest, compensation cost equal to the intrinsic value of the grant, net of actual and estimated forfeitures, was recognized in earnings ratably over the vesting period of the grant.  In 2006, subject to the provisions of SFAS 123(R), the Company recognized expense in earnings equal to the fair value of the shares vesting during the period, net of actual and estimated forfeitures.

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

2.             DISCONTINUED OPERATIONS

On January 15, 2005, we sold the majority of our contract drilling operations to Patterson-UTI Energy, Inc. for $62.0 million in cash. We received net proceeds of approximately $60.5 million in cash after paying all costs related to closing the sale. As a result of the sale, this operation, which was previously reported as part of our contract drilling segment, has been presented as a discontinued operation for all periods. We recorded an after-tax loss from discontinued operations of $3.4 million, or $0.03 per diluted share, for the three months ended March 31, 2005.

Results for activities reported as discontinued operations were as follows:

	Three Months Ended March 31,
	2006	2005
	(in thousands)

Revenues	$—	$3,361
Costs and expenses	—	2,132
Income before income taxes	—	1,229
Income tax expense	—	(4,590)
Loss from discontinued operations	$—	$(3,361)

Balance sheet data for discontinued operations was as follows:

	March 31, 2006	December 31, 2005
	(in thousands)

Current assets	$658	658
Current liabilities	(282)	(292)
Net assets of discontinued operations	$376	$366

3.             INCOME TAXES

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Three Months Ended March 31,
	2006	2005

Income tax computed at statutory rate	35.0%	35.0%
State taxes	1.4%	2.5%
Meals and entertainment	0.8%	2.1%
Executive and share-based compensation	1.2%	0.6%
Foreign rate differential	—%	(0.6)%
Change in valuation allowance	—%	—%
Other	(0.5)%	0.4%
Effective income tax rate	37.9%	40.0%

4.             DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to risks due to potential changes in interest rates associated with the variable-rate interest term loan of our Senior Secured Credit Facility. As of March 31, 2006, our variable rate interest debt instruments comprised 100% of our total debt, excluding our capital lease obligations. Based on this exposure, and because of provisions contained in our Senior Secured Credit Facility, on March 10, 2006 we entered into two $100.0 million notional amount interest rate swaps to effectively fix the interest rate on a portion of our variable rate debt. These swaps meet the criteria of derivative instruments.

We account for derivative instruments using the guidance provided by SFAS 133, as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets and liabilities on the balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge, and if so, the type of hedge. For derivatives designated as cash flow hedges, the effective portion of a change in the fair value of the hedging instrument is recognized in other comprehensive income until the settlement of the forecasted hedged transaction. Any ineffective portion of changes in the fair value of the hedging instrument is recognized currently in earnings.

The Company uses a historic simulation based on regression analysis to assess the effectiveness of the swaps as a hedge of the future cash flows of the forecasted transaction, both on a historical and prospective basis. The simulation regresses the monthly changes in the cash flows associated with the hedging instrument and the hedged item. The results of the regression indicated that the swaps were highly effective in offsetting the future cash flows of the items being hedged and could be reasonably assumed to be highly effective on an ongoing basis. Based on the results of this analysis and the Company’s intent to use the instruments to reduce exposure to changes in future cash flows attributable to interest payments, the Company elected to account for the swaps as cash flow hedges.

The measurement of hedge ineffectiveness is based on a comparison of the cumulative change in the fair value of the actual swap designated as the hedging instrument and the cumulative change in fair value of a perfectly effective hypothetical derivative (“Perfect Hypothetical Derivative”) (as defined in Derivatives Implementation Group Issue G7). The perfectly effective hypothetical swap mimics the terms of the debt with a fixed interest rate assumed to be the same as the hedge instrument. This method of measuring ineffectiveness is known as the “Hypothetical Derivative Method.” Under this method, the actual swap is recorded at fair value on the Company’s Consolidated Balance Sheets and Accumulated Other Comprehensive Income is adjusted to a balance that reflects the lesser of either the cumulative change in the fair value of the actual swap or the cumulative change in the fair value of the Perfect Hypothetical Derivative. The amount of ineffectiveness, if any, is equal to the excess of the cumulative change in the fair value of the actual swap over the cumulative change in the fair value of the Perfect Hypothetical Derivative, and is recorded currently in earnings as a component of other income and expense on the Company’s Consolidated Statements of Income.

As of March 31, 2006, we recorded $1.1 million in current assets and $0.4 million in long-term liabilities in our Consolidated Balance Sheets, based on the fair value of our derivative instruments on that date. During the three months ended March 31, 2006, amounts recorded related to the ineffective portion of our cash flow hedges were less than $0.1 million. No amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows in any of the periods. During the three months ended March 31, 2006, no amounts were reclassified to earnings in connection with forecasted transactions whose occurrence was no longer considered probable. During the next twelve months, the Company anticipates that the amount of Accumulated Other Comprehensive Loss that will be reclassified to earnings upon settlement of hedge transactions will be less than $1 million.

5.             INVESTMENT IN IROC SYSTEMS CORP.

On July 22, 2004, we entered into an agreement with IROC Systems Corp. (“IROC”), an Alberta-based oilfield services company, to sell IROC ten remanufactured Skytop well service rigs, along with supporting equipment and inventory.  We began delivering these rigs in the fall of 2004, and completed delivery in the second quarter of 2005.  The purchase price for the rigs was $7.0 million USD, which was paid by way of the issuance of approximately 8.2 million shares of IROC’s common stock.  During 2004, we recognized a loss of $0.1 million, which represents the difference between the fair market value of the IROC shares we received on the delivery dates and the carrying values of the rigs that were delivered.  We delivered four additional rigs during 2005, and we recognized a gain of $1.9 million upon delivery, which represents the carrying value of the delivered rigs and the fair market value of the IROC shares we received on the delivery dates.

In July 2005, we sold additional well service rig support equipment to IROC for $0.9 million USD, and received another 547,411 shares of IROC common stock as consideration.  We recognized a gain of $0.7 million on this transaction, which represents the difference between the fair market value of the IROC shares we received on the delivery dates and the carrying value of the equipment transferred.

As of March 31, 2006, we own 8,734,469 shares of IROC common stock, which represents approximately 23.1% of IROC’s outstanding common stock on that date.  IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $3.70 CDN per share on March 31, 2006.  Pursuant to the terms of the agreement with IROC, Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, were appointed to the board of directors of IROC.

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

We recorded $0.5 million and $0.1 million, respectively, of equity income related to our investment in IROC for the quarters ended March 31, 2006 and 2005.  During those time periods, no earnings were distributed back to us by IROC in the form of dividends.  The value of our investment in IROC totaled $10.7 million and $10.3 million as of March 31, 2006 and December 31, 2005, respectively.

6.             LONG-TERM DEBT

The components of our long-term debt are as follows:

	March 31, 2006	December 31, 2005
	(in thousands)

Senior Secured Credit Facility Term Loans	$399,000	$400,000
Capital Leases	23,597	23,420
	422,597	423,420
Less current portion	12,710	12,639
Total long-term debt	$409,887	$410,781

Senior Secured Credit Facility

On July 29, 2005, we entered into a Credit Agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of (i) a revolving credit facility of up to an aggregate principal amount of $65.0 million, which will mature on July 29, 2010, (ii) a senior term loan facility in the original aggregate amount of $400.0 million, which will mature on June 30, 2012, and (iii) a prefunded letter of credit facility in the aggregate amount of $82.3 million, which will mature on July 29, 2010. The revolving credit facility includes a $25.0 million sub-facility for additional letters of credit. The proceeds from the term loan facility, along with cash on hand were used to refinance our existing 8.375% Senior Notes, our existing 6.375% Senior Notes. The revolving credit facility may be used for general corporate purposes.

Borrowings under the Senior Secured Credit Facility through December 31, 2005 bore interest upon the outstanding principal balance, at the Company’s option, at the prime rate plus a margin of 1.75% or a Eurodollar rate plus a margin of 2.75%. These margins were increased on December 31, 2005 by 0.50% and again on March 31, 2006 by 0.50% because the Company did not meet certain filing targets for our 2003 Annual Report on Form 10-K. We were also required to pay certain fees in connection with the credit facilities, including a commitment fee as a percentage of aggregate commitments.

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

First Amendment to Senior Secured Credit Facility

On November 3, 2005, we amended the Senior Secured Credit Facility (the “First Amendment”) to increase the amount of capital expenditures allowed under the facility during 2005 and 2006. Under the terms of the First Amendment, we were allowed to make annual capital expenditures of $175.0 million for 2005 and $200.0 million for 2006. Additionally, under certain conditions, up to $25.0 million of the capital expenditure limit, if not spent in the permitted fiscal year, could be carried over for expenditures in the next succeeding fiscal year. Previously under the Senior Secured Credit Facility, we were limited to annual capital expenditures of $150.0 million.

As of March 31, 2006, the Company had no borrowings under the revolving credit facility of the Senior Secured Credit Facility and had $399.0 million borrowed at three-month Eurodollar rates, plus a margin of 3.75%. As described above, the Company has interest rate swaps that hedge a portion of the interest rate expense on the term loan.

Prior Senior Credit Facility

On November 10, 2003, we entered into a Fourth Amended and Restated Credit Agreement (the “Prior Senior Credit Facility”). The Prior Senior Credit Facility consisted of a $175.0 million revolving loan facility with the entire facility available for letters of credit. We previously had the right, subject to certain conditions, to increase the total commitment under the Prior Senior Credit Facility from $175.0 million to up to $225.0 million if we were able to obtain additional lending commitments. The revolving loan commitments were scheduled to terminate on November 10, 2007, and all revolving loans would have been required to be paid on or before that date. The revolving loans bore interest based upon, at our option, the agent’s base rate for loans or the agent’s reserve-adjusted LIBOR rate for loans, plus, in either case, a margin which would fluctuate based upon our consolidated total leverage ratio and, in either case, according to the pricing grid set forth in the Prior Senior Credit Facility.

The Prior Senior Credit Facility contained various financial covenants applicable to specific periods, including: (i) a maximum consolidated total leverage ratio, (ii) a minimum consolidated interest coverage ratio, and (iii) a minimum net worth. The Prior Senior Credit Facility subjected us to other restrictions, including restrictions upon our ability to incur additional debt, liens and guarantee obligations, to merge or consolidate with other persons, to make acquisitions, to sell assets, to pay dividends, repurchase our stock or subordinated debt, to make investments, loans and advances or to make changes to debt instruments and organizational documents. All obligations under the Prior Senior Credit Facility were guaranteed by most of our subsidiaries and were secured by most of our assets, including our accounts receivable, inventory and most equipment.

Our failure to file our 2003 Annual Report on Form 10-K on a timely basis violated covenants under the Prior Credit Facility. Between March 31, 2004 and July 29, 2005, we amended the terms of the Prior Senior Credit Facility six times to waive the covenants and extend the due date for the 2003 report and other filings. We paid a total of $1.1 million and $1.3 million in fees during the years ended December 31, 2005 and 2004, respectively, related to the various amendments to the Prior Senior Credit Facility. The final due date under the Prior Senior Credit Facility for the filing of our Annual Report on Form 10-K for 2004 and the Quarterly Reports on Form 10-Q for the first three quarters of 2004 was October 31, 2005. The last amendment also extended the date by which the Quarterly Reports on Form 10-Q for the first quarter and second quarter of 2005 had to be filed to December 31, 2005. On July 29, 2005, we entered into the Senior Secured Credit Facility, which replaced the Prior Senior Credit Facility.

6.375% Senior Notes

On May 14, 2003, we completed a public offering of $150.0 million of 6.375% Senior Notes due May 1, 2013 (the “6.375% Senior Notes”). The proceeds from the public offering, net of fees and expenses, were used to repay the balance of the revolving loan facility then outstanding under our then-existing credit facility, with the remainder being used for general corporate purposes. The 6.375% Senior Notes were senior unsecured obligations and were fully and unconditionally guaranteed by substantially all of our subsidiaries. The 6.375% Senior Notes were effectively subordinated to Key’s secured indebtedness, which included borrowings under our Prior Senior Credit Facility.

The 6.375% Senior Notes were repaid on October 5, 2005. Proceeds from the Senior Secured Credit Facility and cash on hand were used to repay the 6.375% Notes.

8.375% Senior Notes

On March 6, 2001, we completed a private placement of $175.0 million of 8.375% Senior Notes due March 1, 2008 (the “8.375% Senior Notes,” together with the 6.375% Senior Notes, the “Senior Notes”). The net cash proceeds from the private placement were used to repay all of the remaining balance of prior term loans and a portion of the revolving loans then outstanding under our then-existing credit facility. On March 1, 2002, we completed a public offering of an additional $100.0 million of 8.375% Senior Notes. The net cash proceeds from the public offering were used to repay the then-outstanding balance of the revolving loan facility under our credit facility. The 8.375% Senior Notes were senior unsecured obligations. The 8.375% Senior Notes were effectively subordinated to Key’s secured indebtedness which included borrowings under our Prior Senior Credit Facility.

We redeemed all $275.0 million outstanding principal amount of the 8.375% Notes on November 8, 2005. Proceeds from the Senior Secured Credit Facility and cash on hand were used to repay the 8.375% Notes.

Consents to Amend to Extend the Reporting Requirements Under the Senior Note Indentures

Our failure to file our 2003 Annual Report on Form 10-K with the SEC and deliver it to the trustee under the Senior Note indentures on or before March 30, 2004 was a default under each of the indentures for the Senior Notes. During 2004 and 2005, we amended the terms of each of the Senior Note indentures three times to waive the covenant non-compliance and extend the due date for our 2003 Annual Report on Form 10-K and other filings. In order to obtain these amendments and consents, we incurred $9.0 million and $5.1 million of expenses in 2005 and 2004, respectively. We were required under the last consent by the holders of each series of Senior Notes to file our 2003 Annual Report on Form 10-K on or before May 31, 2005 and our 2004 Quarterly Reports on Form 10-Q and our Annual Report on Form 10-K for 2004 on or before July 31, 2005. The consent also provided that the Quarterly Reports on Form 10-Q for the first quarter and second quarter of 2005 had to be filed no later than October 31, 2005. We failed to meet those deadlines, and as a result, on June 6, 2005, the trustee for the Senior Notes sent us notice of the financial reporting violation, which then triggered a 60-day cure period. Due to our failure to cure this default, on September 28, 2005, we received a valid acceleration notice from the trustee for the 6.375% Senior Notes. As a result, the 6.375% Senior Notes were repaid on October 5, 2005. We also redeemed all of the 8.375% Senior Notes on November 8, 2005. The Senior Notes were repaid with funds from our Senior Secured Credit Facility and cash on hand.

14% Senior Subordinated Notes

On January 22, 1999, we completed the private placement of 150,000 units (the “Units”) consisting of $150.0 million of 14% Senior Subordinated Notes due January 15, 2009 (the “14% Senior Subordinated Notes”) and 150,000 warrants to purchase 2,173,433 shares of the Company’s common stock at an exercise price of $4.88125 per share (the “Warrants”).  The 14% Senior Subordinated Notes were issued at a discount, which was amortized to interest expense over the term of the 14% Senior Subordinated Notes.  During the years prior to 2004, we redeemed approximately $52.5 million of principal amount of our 14% Senior Subordinated Notes at varying times and redemption prices, plus accrued interest.  We repaid the remaining $97.5 million outstanding principal amount of the 14% Senior Subordinated Notes on January 15, 2004.

As of March 31, 2006, 63,500 Warrants had been exercised, providing $4.2 million of proceeds to us and leaving 86,500 Warrants outstanding. On the date of issuance, the value of the Warrants was estimated at $7.4 million and was classified as equity. Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to pay liquidated damages for periods in which an effective registration statement is not maintained. We have been unable to maintain an effective registration statement due to our failure to timely file our SEC reports. As a result, we paid liquidated damages starting at $0.05 per Warrant per week and escalating to $0.20 per Warrant per week. The total amounts paid to the holders of the Warrants were $0.5 million and $0.1 million during the three months ended March 31, 2006 and 2005, respectively.

Interest Expense

Interest expense for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Cash payments	$8,264	$12,369
Commitment and agency fees paid	711	3,819
Amortization of discount and premium	—	(62)
Amortization of debt issuance costs	400	575
Net change in accrued interest	(60)	(3,233)
Capitalized interest	(737)	(115)
Total interest expense	$8,578	$13,353

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

Gonzales Matter.  In September 2005 a class action lawsuit, Gonzales v. Key Energy Services, Inc., was filed in Ventura County, California Superior Court alleging that Key did not pay its hourly employees for travel time between the yard and the wellhead and that certain employees were denied meal and rest periods between shifts.  We intend to vigorously defend against this action; however, we cannot predict the outcome of the lawsuit. We have recorded a liability for this matter and do not expect that the conclusion of this matter will have a material impact on our results of operations, cash flows or financial position.

Eustace Matter.  Joe Eustace was employed by Key from 1999 until 2004 as a Vice President and Regional Manager pursuant to an employment agreement.  He filed suit in January 2006 alleging breach of contract, fraud and conversion seeking reinstatement of his stock options.  We have recorded a liability for this matter and do not expect that the conclusion of this matter will have a material impact on our results of operations, cash flows or financial position.

Litigation with Former Officers and Employees.  On April 7, 2006, we delivered a notice to our former chief executive officer, Francis D. John, of our intention to treat his termination of employment effective May 1, 2004, as “for Cause” under his employment agreement with us. In response to the notice, Mr. John filed a lawsuit against us in the U.S. District Court for the Southern District of Texas, Houston Division on May 19, 2006, in which he alleged, among other things, that we breached stock option agreements and his employment agreement. On June 13, 2006, we filed an answer and counterclaim denying Mr. John’s claims and asserting claims against Mr. John for breach of contract and declaratory judgment including, among other things, a declaration that “Cause”

exists under Mr. John’s employment agreement. On June 20, 2007 we settled our litigation with Mr. John for $23 million.

We have also been named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of good faith and fair dealing, breach of fiduciary duty, and wrongful termination. Mr. Loftis previously filed his “whistle-blower” claim with the Department of Labor (“DOL”), which found that there was no reasonable cause to believe that we violated the Sarbanes-Oxley Act when we terminated Mr. Loftis and dismissed the complaint. On July 28, and October 2, 2006, Key moved to dismiss the lawsuit for lack of jurisdiction over Key Energy or for lack of venue.  On June 28, 2007, the Court denied our motions but on its own motion transferred the case to the U.S. District Court for the Eastern District of Pennsylvania.

Additionally, on August 21, 2006, our former chief financial officer, Royce W. Mitchell, filed a suit against the Company in 385th District Court, Midland County, Texas alleging breach of contract with regard to alleged bonuses, benefits and expense reimbursements, conditional stock grants and stock options, to which he believes himself entitled; as well as relief under theories of quantum meruit, promissory estoppel, and specific performance. Although there is no scheduling order in the case, discovery is underway. Further, our former controller and assistant controller filed a joint complaint against the Company on September 3, 2006 in 133rd District Court, Harris County, Texas alleging constructive termination and breach of contract. Following Key’s removal of the case to the federal court, Plaintiff dismissed his constructive termination allegation and the parties agreed to a remand of the case back to the state court. Discovery is now ongoing.

We intend to vigorously defend against these claims; however, we cannot predict the outcome of the lawsuits.

Shareholder Class Action Suits.  Since June 2004, we have been named as a defendant in six class action complaints for alleged violations of federal securities laws, which have been filed in federal district court in Texas. These six actions have been consolidated into one action. On November 1, 2005, the plaintiffs filed a consolidated amended class action complaint. The complaint generally alleges that we made false and misleading statements and omitted material information from our public statements and SEC reports during the class period in violation of the Securities Exchange Act of 1934, including alleged: (i) overstatement of revenues, net income, and earnings per share, (ii) failure to take write-downs of assets, consisting of primarily idle equipment, (iii) failure to amortize the Company’s goodwill, (iv) failure to disclose that the Company lacked adequate internal controls and therefore was unable to ascertain the true financial condition of the Company, (v) material inflation of the Company’s financial results at all relevant times, (vi) misrepresentation of the value of acquired businesses, and (vii) failure to disclose misappropriation of funds by employees.

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

Tax Audits.  We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors. As of March 31, 2006, we have recorded reserves for future potential liabilities as a result of these audits that management feels are appropriate. While we have fully reserved for these assessments, the ultimate amount of settlement can vary from this estimate. In connection with our Egyptian operations, we are undergoing income tax audits for all periods in which we had operations.  Based on information as of the period covered by this report, we have determined that additional income taxes will be owed and have recorded a liability of approximately $1.1 million.

Self-Insurance Reserves.  We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. As of March 31, 2006 and December 31, 2005, we have recorded $69.3 million and $56.0 million, respectively, of self-insurance reserves related to worker’s compensation, vehicular liabilities and general liability claims.

Environmental Remediation Liabilities.  For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated.  Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, whereas our litigation reserves do reflect the application of our insurance coverage. As of March 31, 2006 and December 31, 2005, we have recorded $5.2  million and $5.3 million, respectively, for our environmental remediation liabilities.

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

Well Service Rig Purchase Contract.  In October 2005, we entered into a purchase and sale agreement to acquire 30 well service rigs, with the option to acquire more under the terms of the agreement. Through March 31, 2006 we have ordered five additional rigs under this option and have received delivery of 10 rigs. The purchase and sale agreement is cancelable at our option at any time. Should we cancel the agreement prior to taking delivery of the 30 well service rigs, we may be required to refund to the seller the amount of the contractual discount provided by the seller on the previously delivered well service rigs.

8.             STOCKHOLDERS’ EQUITY

Common Stock

On March 31, 2006, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 131,340,078 of these shares of common stock were issued and outstanding, net of 416,666 of shares held in treasury, and no dividends had been issued.  On December 31, 2005, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 131,334,196 shares were issued and outstanding, net of 416,666 shares held in treasury, and no dividends had been issued.

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

The following table summarizes the stock option activity related to the plans (shares in thousands):

	Three Months Ended March 31, 2006
	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at beginning of period	9,275	$8.68	$4.79
Granted	775	$15.05	$7.23
Exercised	—	$—	$—
Cancelled or expired	(44)	$9.78	$4.43
Outstanding at end of period	10,006	$9.17	$4.98

Exercisable at end of period	8,656	$8.49	4.75

The following tables summarize information about the stock options outstanding at March 31, 2006 (shares in thousands):

	Options Outstanding
	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding March 31, 2006	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $8.00	4.38	2,216	$6.54	$3.77
$8.01 - $8.31	4.22	1,850	$8.25	$4.92
$8.32 - $8.75	4.47	1,738	$8.48	$5.35
$8.76 - $10.22	5.79	2,560	$9.73	$4.93
$10.23 - $15.05	7.87	1,642	$13.62	$6.39
		10,006	$9.17	$4.98

Aggregate intrinsic value (in thousands)		$8,589

	Options Exercisable
	Number of Options Exercisable March 31, 2006	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $8.00	2,216	$6.54	$3.77
$8.01 - $8.31	1,850	$8.25	$4.92
$8.32 - $8.75	1,738	$8.48	$5.35
$8.76 - $10.22	2,394	$9.69	$5.00
$10.23 - $15.05	458	$12.63	$5.25
	8,656	$8.49	$4.75

Aggregate intrinsic value (in thousands)	$8,410

The total fair value of stock options granted during the quarter ended March 31, 2006 was $5.6 million.  The fair value of each stock option granted during the three months ended March 31, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Three Months Ended March 31, 2006

Risk-free rate	4.7%
Expected life of options, years	6.00
Expected volatility	49.0%
Expected dividends	none

Common Stock Awards

Beginning in June 2005, we began granting shares of common stock to our outside directors and certain employees. These shares are restricted as to exercisability and transferability, and in certain cases, have required service periods before they are vested and are subject to forfeiture. The vesting periods on these grants range from zero (immediately vested) to three years. The total fair market value of all common stock awards granted during the three months ended March 31, 2006 and 2005 was $0.1 million and $6.5 million, respectively. No common stock awards were granted prior to June 2005.

We issued a total of 5,882 common shares to an outside director during the three months ended March 31, 2006 at a weighted-average issuance price of $14.45 per share. All of these awards vested immediately. At March 31, 2006, 48,740 common share awards were vested, at a weighted average issuance price of $10.46 per share.  At December 31, 2005, 42,858 common share awards were vested, at a weighted-average issuance price of $11.90 per share. During 2005, one of our outside directors refused his common stock award of 7,143 shares. That director was not issued a common stock award in 2006.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock grants that do not immediately vest, we recognize compensation cost ratably over the vesting period of the grant, net of actual and estimated forfeitures. For the three months ended March 31, 2006 and 2005, we recognized $1.1 million and zero, respectively, of expense related to common stock awards, net of estimated and actual forfeitures.

9.             SEGMENT INFORMATION

For 2006, our reportable business segments are well servicing, pressure pumping and fishing and rental.

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

Fishing and Rental.  These operations provide services that include “fishing” to recover lost or stuck equipment in a wellbore through the use of “fishing tools.” In addition, this segment offers a full line of services and rental equipment designed for use both on land and offshore for drilling and workover services and includes an inventory consisting of tubulars, handling tools, pressure-control equipment and power swivels.

We evaluate the performance of our operating segments based on revenue and EBITDA, which is a non-GAAP measure and not disclosed below. Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, deferred debt financing costs and deferred income tax assets.

The following table sets forth our segment information as of and for the periods ended March 31, 2006 and March 31, 2005, respectively:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2006:
Operating revenues	$272,916	$51,798	$23,244	$—	$—	$—	$347,958
Gross margin	92,160	23,228	8,156	—	—	—	123,544
Depreciation and amortization	20,075	2,362	1,590	2,787	—	—	26,814
Interest expense	(139)	(210)	3	8,924	—	—	8,578
Net income (loss) from continuing operations	59,111	19,934	4,834	(53,816)	—	—	30,063
Propery, plant and equipment, net	484,323	76,557	27,352	34,263	—	—	622,495
Total assets	948,511	156,402	70,356	405,630	658	(207,178)	1,374,379
Capital expenditures, excluding acquisitions	(30,684)	(6,402)	(1,355)	(1,140)			(39,581)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2005:
Operating revenues	$220,333	$30,504	$20,367	$—	$—	$—	$271,204
Gross margin	70,711	13,274	6,761	—	—	—	90,746
Depreciation and amortization	21,294	2,164	1,449	2,867	—	—	27,774
Interest expense	5	(14)	6	13,355	—	—	13,352
Net income (loss) from continuing operations	32,200	10,317	3,292	(37,444)	—	—	8,365
Propery, plant and equipment, net	472,525	50,427	26,561	35,572	—	—	585,085
Total assets	913,340	119,418	69,386	665,813	2,125	(454,868)	1,315,214
Capital expenditures, excluding acquisitions	(12,358)	(1,127)	(469)	(967)	—	—	(14,921)

Operating revenues for our foreign operations were $17.2 million and $17.4 million for the three months ended March 31, 2006 and 2005, respectively. Gross margins for our foreign operations were $4.8 million and $5.4 million for the quarters ended March 31, 2006 and 2005, respectively. We had $24.6 million and $25.2 million of identifiable assets related to our foreign operations as of March 31, 2006 and December 31, 2005, respectively. Capital expenditures for our foreign operations were $1.2 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2006 and for the three months ended March 31, 2006 and 2005, included elsewhere herein.

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

We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina.

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

	WTI Cushing Crude Oil	NYMEX Henry Hub Natural Gas	Average Baker Hughes Land Drilling Rigs

2005:
First Quarter	$49.73	$6.50	1,182
Second Quarter	$53.05	$6.95	1,246
Third Quarter	$63.19	$9.73	1,334
Fourth Quarter	$60.00	$12.88	1,396

2006:
First Quarter	$63.27	$7.84	1,440

Internally, we measure activity levels primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked.  Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we provide few rig and trucking services, which results in lower hours worked.  We publicly release our monthly rig and trucking hours.  The following table presents our quarterly rig and trucking hours from 2005 through the first quarter of 2006.

	Rig Hours	Trucking Hours
2005:
First Quarter	621,228	641,841
Second Quarter	661,928	635,448
Third Quarter	668,741	607,500
Fourth Quarter	646,810	594,762
Total 2005:	2,598,707	2,479,551

2006:
First Quarter	663,819	609,317

Results of Operations

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005

REVENUES:
Well servicing	$272,916	$220,333
Pressure pumping	51,798	30,504
Fishing and rental services	23,244	20,367

Total revenues	347,958	271,204

COSTS AND EXPENSES:
Well servicing	180,756	149,622
Pressure pumping	28,570	17,230
Fishing and rental services	15,088	13,606
Depreciation and amortization	26,814	27,774
General and administrative	43,341	34,938
Interest expense	8,578	13,352
Loss on early extinguishment of debt	—	400
(Gain) loss on sale of assets	(1,936)	725
Interest income	(1,200)	(424)
Other, net	(483)	48

Total costs and expenses, net	299,528	257,271

Income from continuing operations before income taxes	48,430	13,933
Income tax expense	(18,367)	(5,568)

INCOME FROM CONTINUING OPERATIONS	30,063	8,365

Discontinued operations, net of income tax expense of $4,590 for the three months ended March 31, 2005	—	(3,361)

NET INCOME	$30,063	$5,004

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenue:

Well Servicing:  Well servicing revenues increased 23.9% to $272.9 million for the quarter ended March 31, 2006 compared to revenue of $220.3 million for the quarter ended March 31, 2005.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the March 2006 quarter, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $214 per hour compared to approximately $174 per hour for the March 2005 quarter.   Rig hours for the Company increased 6.9% from 621,228 in the March 2005 quarter to 663,819 in the March 2006 quarter while the Company’s trucking hours decreased 5.1% from 641,841 in the March 2005 quarter to 609,317 in the March 2006 quarter.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping Services: Pressure pumping services (“PPS”) segment revenues increased 69.8% to $51.8 million for the quarter ended March 31, 2006 compared to revenue of $30.5 million for the quarter ended March 31, 2005.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the March 2006 quarter with approximately 136,000 horsepower of pumping equipment as compared to approximately 110,000 at the end of the March 2005 quarter.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 365 in the March 2006 quarter compared to 304 in the March 2005 quarter while cementing jobs totaled 473 in the March 2006 quarter compared to 309 in the March 2005 quarter.

Fishing and Rental Services: Fishing and rental services (“FRS”) segment revenues for the quarter ended March 31, 2006 increased 14.1% to $23.2 million compared to revenue of $20.4 million for the quarter ended March 31, 2005.  The growth in revenue was largely attributable to higher pricing for the Company’s services.

Direct Costs:

Well Servicing:  Well servicing direct costs increased 20.8% to $180.8 million for the quarter ended March 31, 2006 compared to $149.6 million for the quarter ended March 31, 2005.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, higher workers compensation expense, higher repair and maintenance expense, higher fuel expense and higher supplies expense.  The increase in these costs is primarily due to higher activity levels.  Direct costs as a percent of total well servicing segment revenue improved to 66.2% for the quarter ended March 31, 2006 compared to 67.9% for the quarter ended March 31, 2005.

Pressure Pumping:  PPS direct costs increased 65.8% to $28.6 million for the quarter ended March 31, 2006 compared to $17.2 million for the quarter ended March 31, 2005.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher labor costs, higher fuel expense and higher trucking and freight expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue improved to 55.2% for the quarter ended March 31, 2006 compared to 56.5% for the quarter ended March 31, 2005.

Fishing and Rental Services:  FRS direct costs increased 10.9% to $15.1 million for the quarter ended March 31, 2006 compared to $13.6 million for the quarter ended March 31, 2005.  The increase in direct costs is largely attributable to higher labor costs which are the result of increased demand for the Company’s services.  Direct costs as a percent of total FRS segment revenue improved to 64.9% for the quarter ended March 31, 2006 compared to 66.8% for the quarter ended March 31, 2005.

General and Administrative Expense:

General and administrative (“G&A”) expenses increased 24.1% to $43.3 million for the quarter ended

March 31, 2006 compared to $34.9 million for the quarter ended March 31, 2005.  The increase in G&A expenses is primarily attributable to higher professional fees associated with the Company’s restatement process as well as higher compensation expense associated with increased personnel and increased incentive compensation.  G&A expense as a percent of revenue for the quarter ended March 31, 2006 totaled 12.5% compared to 12.9% for the quarter ended March 31, 2005.

Interest Expense:

Interest expense decreased 35.8% to $8.6 million for the quarter ended March 31, 2006 compared to $13.4 million for the quarter ended March 31, 2005.  The decrease is primarily attributable to the elimination of consent fees paid to our debt holders in consideration for our inability to timely file our audited financial statements. Interest expense as a percent of revenue for the quarter ended March 31, 2006 totaled 2.5% compared to 4.9% for the quarter ended March 31, 2005.

Depreciation Expense:

Depreciation expense decreased 3.5% to $26.8 million for the quarter ended March 31, 2006 compared to $27.8 million for the quarter ended March 31, 2005.  For the quarter ended March 31, 2006, the Company spent approximately $39.6 million on capital expenditures as compared to $14.9 million for the quarter ended March 31, 2005.  Depreciation expense as a percent of revenue for the quarter ended March 31, 2006 totaled 7.7% compared to 10.2% for the quarter ended March 31, 2005.

Income Taxes:

Our income tax expense from continuing operations was $18.4 million and $5.6 million for the three months ended March 31, 2006 and 2005 respectively.  Our effective tax rate for those same periods was 37.9% and 40.0%, respectively.  The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items.  Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

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

We believe that our current reserves of cash and cash equivalents, availability under our revolving credit facility, and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations, including our capital expenditure budget.  As of March 31, 2006, we had $109.5 million in cash and $65.0 million of availability under our revolving credit facility.

Cash Flow

Our net cash provided by operating activities for the quarter ended March 31, 2006, totaled $52.6 million compared to $40.7 million for the quarter ended March 31, 2005.  The increase in cash flow from operating activities is due to higher net income.  Our net cash used in investing activities for the quarter ended March 31, 2006 totaled $32.3 million compared to net cash provided of $34.7 million for the quarter ended March 31, 2005.  The decrease in cash flow used in investing activities is due to the $60.5 million of cash received from the sale of our land drilling operations.  Our net cash used in financing activities for the quarter ended March 31, 2006 totaled $4.1 million compared to $2.9 million for the quarter ended March 31, 2005.

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

SFAS 123(R).       In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (‘SFAS 123(R)”), which revises SFAS No. 123. SFAS 123(R) is effective July 1, 2005 for all calendar year-end companies and requires companies to expense the fair value of employee stock options and other forms of stock-based compensation. This expense will be recognized over the period during which an employee is required to provide services in exchange for the award. Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 is recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of the awards is based on the fair value at the date of grant as calculated for our pro forma disclosure under SFAS 123. We recognize compensation expense under SFAS 123(R) for new awards granted after January 1, 2006. We use the Black-Scholes option pricing model to calculate the fair value of awards granted after January 1, 2006 and estimate forfeitures and volatility for the calculation of compensation expense and grant date fair value. We adopted SFAS 123(R) effective January 1, 2006. The adoption of this standard did not materially impact our financial statements.

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

FIN 47.                  FASB Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”) became effective for all for fiscal years ending after December 15, 2005. This interpretation clarifies the term of conditional asset retirement obligation as used in SFAS 143 and refers to a legal obligation to perform an asset retirement activity in which the timing and method of settlement are conditional on a future event that may or may not be within our control. However, our obligation to perform the asset retirement activity is unconditional, despite the uncertainties that exist. Accordingly, we are required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. The adoption of this interpretation did not materially impact our financial statements.

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

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006 and March 31, 2006, our disclosure controls and procedures were not effective.

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

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 9, 2006, we awarded 5,882 shares of stock to Mr. Daniel Dienstbier in connection with his appointment to the Board of Directors of the Company.  All such shares of stock and restricted stock were granted under the Key Energy Group, Inc. 1997 Incentive Plan.  Each of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

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

*       Filed herewith

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

*              Filed herewith