Form 10-Q
period 2006-06-30
KEY ENERGY SERVICES INC
filed 2007-08-13
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

We have completed our financial statements for the years ended December 31, 2004, 2005 and 2006, and on August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006.  Concurrently with the filing of this report, we are filing our Quarterly Reports on Form 10-Q for the first three quarters of each of 2005 and the remaining two quarters for 2006.  The 2005 Reports on Form 10-Q also include 2004 quarterly information.  In light of our inability to provide financial statements in accordance with GAAP for periods prior to 2004, we will not be filing any other earlier reports, including annual reports for 2004 and 2005, or quarterly reports for the first three quarters of 2004.  Due to the delay in the filing of the Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to June 30, 2006.

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

Key Energy Services, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$113,769	$94,170
Accounts receivable, net of allowance for doubtful accounts of $11,660 and $10,843 at June 30, 2006 and December 31, 2005, respectively	240,958	211,680
Inventories	17,581	17,254
Prepaid expenses	3,350	3,292
Deferred tax assets	33,034	23,912
Other current assets	3,800	6,854
Current assets of discontinued operations	621	658

Total current assets	413,113	357,820

Property and equipment:
Well servicing equipment	944,744	856,455
Contract drilling equipment	16,818	25,583
Motor vehicles	101,825	91,910
Furniture and equipment	71,528	70,485
Buildings and land	49,738	45,393

Total property and equipment	1,184,653	1,089,826
Accumulated depreciation	(526,102)	(479,485)

Net property and equipment	658,551	610,341

Goodwill	320,905	320,922
Deferred costs, net	10,291	11,093
Notes and accounts receivable - related parties	307	151
Other assets	29,949	28,917

TOTAL ASSETS	$1,433,116	$1,329,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,727	$14,633
Accrued payroll, taxes and employee benefits	53,336	43,691
Accrued operating expenditures	33,444	39,964
Unsettled legal claims	27,113	11,249
Income, sales, use and other taxes	38,873	31,331
Workers’ compensation claims accrual	16,005	19,852
Vehicular insurance	1,744	2,632
Other accrued liabilities	12,626	6,116
Accrued interest	7,511	6,399
Current portion of capital lease obligations	9,616	8,639
Current portion of long-term debt	4,000	4,000
Current liabilities of discontinued operations	180	292

Total current liabilities	222,175	188,798

Capital lease obligations, less current portion	17,598	14,781
Long-term debt, less current portion	394,000	396,000
Workers’ compensation, vehicular, health and other insurance claims	44,611	38,311
Deferred tax liability	109,582	96,572
Other non-current accrued expenses	18,214	40,725
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 131,259,243 and 131,334,196 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	13,176	13,175
Additional paid-in capital	719,812	716,389
Treasury stock, at cost; 497,501 and 416,666 shares at June 30, 2006 and December 31, 2005, respectively	(10,862)	(9,682)
Accumulated other comprehensive loss	(35,636)	(36,627)
Retained deficit	(59,554)	(129,198)

Total stockholders’ equity	626,936	554,057
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,433,116	$1,329,244

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES:
Well servicing	$288,392	$238,696	$561,307	$459,029
Pressure pumping	60,199	36,246	111,997	66,750
Fishing and rental services	23,445	19,959	46,689	40,326

Total revenues	372,036	294,901	719,993	566,105

COSTS AND EXPENSES:
Well servicing	177,172	161,653	357,928	311,275
Pressure pumping	34,020	25,367	62,589	42,597
Fishing and rental services	14,415	13,775	29,502	27,380
Depreciation and amortization	28,924	28,212	55,738	55,986
General and administrative	43,739	34,137	87,080	69,076
Interest expense	10,030	16,326	18,608	29,678
Loss (gain) on early extinguishment of debt	—	5,481	—	5,881
Loss (gain) on sale of assets	(309)	(755)	(2,244)	(30)
Interest income	(828)	(736)	(2,028)	(1,160)
Other, net	953	(5,018)	472	(4,970)

Total costs and expenses, net	308,116	278,442	607,645	535,713

Income from continuing operations before income taxes	63,920	16,459	112,348	30,392
Income tax (expense) benefit	(24,338)	(7,086)	(42,704)	(12,654)

INCOME FROM CONTINUING OPERATIONS	39,582	9,373	69,644	17,738

Discontinued operations, net of tax expense of $4,590 for the six months ended June 30, 2005	—	—	—	(3,361)

NET INCOME	$39,582	$9,373	$69,644	$14,377

EARNINGS (LOSS) PER SHARE:
Net income from Continuing Operations
Basic	$0.30	$0.07	$0.53	$0.14
Diluted	$0.29	$0.07	$0.52	$0.13

Discontinued Operations
Basic	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$(0.03)

Net Income
Basic	$0.30	$0.07	$0.53	$0.11
Diluted	$0.29	$0.07	$0.52	$0.10

WEIGHED AVERAGE SHARES OUTSTANDING:
Basic	131,335	130,828	131,337	130,810
Diluted	134,979	132,879	134,752	133,085

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

NET INCOME	$39,582	$9,373	$69,644	$14,377
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation gain (loss)	176	53	(102)	129
Deferred gain from cash flow hedges	1,171	—	1,094	—
COMPREHENSIVE INCOME, NET OF TAX	$40,929	$9,426	$70,636	$14,506

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$69,644	$14,377

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	55,738	55,986
Accretion expense	252	264
Income from equity investment	161	(27)
Amortization of deferred issuance costs, discount and premium	803	888
Deferred income tax expense	3,888	13,661
Capitalized interest	(1,615)	(324)
Gain on sale of assets	(2,244)	(30)
Loss on early extinguishment of debt	—	5,881
Stock-based compensation	3,424	976
Amortization of deferred gain on sale-leaseback transactions	(80)	—

Changes in working capital:

Accounts receivable, net	(29,543)	(9,943)
Other current assets	2,247	(1,273)
Accounts payable, accrued interest and accrued expenses	33,033	15,256

Other assets and liabilities	(17,629)	(5,392)

Operating cash flows (used by) provided by discontinued operations	(75)	13,169

Net cash provided by operating activities	118,004	103,469

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - Well Servicing	(74,385)	(36,450)
Capital expenditures - Pressure Pumping	(18,530)	(6,216)
Capital expenditures - Fishing and Rental	(4,755)	(1,338)
Capital expenditures - Other	(521)	(4,227)
Proceeds from sale of fixed assets	9,651	8,138

Investing cash flows provided by discontinued operations	—	60,477

Net cash (used in) provided by investing activities	(88,540)	20,384

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(2,000)	—
Repayments on revolving credit facility	—	(48,000)
Repayments of capital lease obligations	(6,286)	(5,557)
Purchase of treasury stock	(1,180)	—

Net cash used in financing activities	(9,466)	(53,557)

Effects of exchange rates on cash	(399)	669

Net increase in cash and cash equivalents	19,599	70,965
Cash and cash equivalents, beginning of period	94,170	20,425
Cash and cash equivalents, end of period	$113,769	$91,390

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

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (“FIN 46”). In December 2003 the FASB issued the updated and final interpretation of ARB 51 (“FIN 46R”). FIN 46R requires that an equity investor in a variable interest entity have significant equity at risk (generally a minimum of 10%, which is an increase from the 3% required under previous guidance) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the variable interest entities created or obtained after March 15, 2004. The adoption of FIN 46R did not materially impact our consolidated financial statements.

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

Pressure Pumping and Fishing and Rental Services.  Pressure pumping and fishing and rental services include well stimulation and cementing services and recovering lost or stuck equipment in the wellbore. We recognize revenue when services are performed, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. These criteria are typically met at the time we complete a job for a customer. Generally, we price fishing and rental tool services by the day and pressure pumping services by the job.

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. None of our cash is restricted and we have not entered into any compensating balance arrangements. However, at June 30, 2006, all of our obligations under the Senior Secured Credit Facility (hereinafter defined) were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

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

Adoption of SFAS 143 was required for all companies with fiscal years beginning after June 15, 2002. Amortization of the assets associated with the asset retirement obligations was $0.1 million and $0.1 million for the quarters ended June 30, 2006, and 2005, respectively.  Amortization of the assets associated with the asset retirement obligations was $0.2 million and $0.2 million for the six months ended June 30, 2006, and 2005, respectively.

Asset and Investment Impairments.  We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in reviewing our long-lived assets and investments for possible impairment. This statement requires that long-lived assets held and used by us, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, we group our long-lived assets on a division-by-division basis and compare the estimated future cash flows of each division to the division’s net carrying value. The division level represents the lowest level for which identifiable cash flows are available. We would record an impairment charge, reducing the division’s net carrying value to an estimated fair value, if its estimated future cash flows were less than the division’s net carrying value. “Trigger events,” as defined in SFAS 144, that cause us to evaluate our fixed assets for recoverability and possible impairment may include market conditions, such as adverse changes in the prices of oil and natural gas, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for a division involves significant judgment and estimates. As of June 30, 2006 and December 31, 2005, no trigger events had been identified by management.

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

Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents and trademarks. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. The cost and accumulated amortization are retired when the noncompete agreement is fully amortized and no longer enforceable. Amortization expense for patents and trademarks is calculated using the straight-line method over the useful life of the patent or trademark, ranging from five to seven years.  Amortization of noncompete agreements for the quarters ended June 30, 2006 and 2005 was $0.6 million and $0.7 million, respectively.  Amortization of patents and trademarks for the quarters ended June 30, 2006 and 2005 was $0.1 million and $0.1 million, respectively.  Amortization of noncompete agreements for the six months ended June 30, 2006 and 2005 was $1.2 million and $1.5 million, respectively.  Amortization of patents and trademarks for the six months ended June 30, 2006 and 2005 was $0.3 million and $0.2 million, respectively.  During the six months ended June 30, 2006, the Company capitalized approximately $0.2 million of costs associated with patents and trademarks.  No costs associated with noncompete agreements were capitalized during the six months ended June 30, 2006.

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

Guarantees

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Include Indirect Guarantees of Indebtedness of Others” (“FIN 45”).  As required by FIN 45, we adopted the disclosure requirements on December 31, 2002.  On January 1, 2003, we adopted the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002.  In November 2005, the FASB issued FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to Business or Its Owners” (“FSP FIN No. 45-3”).  It served as an amendment to FIN 45 by adding minimum revenue guarantees to the list of examples of contracts to which FIN 45 applies.  Under FSP FIN No. 45-3, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FSP FIN No. 45-3 is effective for new minimum revenue guarantees issued or modified on or after January 1, 2006.  The adoption of FIN 45 and FSP FIN No. 45-3 did not have a material impact on our consolidated financial statements.

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

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
	(in thousands, except per share data)
Basic EPS Computation:
Numerator
Income from continuing operations	$39,582	$9,373	69,644	$17,738
Discontinued operations, net of tax	—	—	—	(3,361)
Net income	$39,582	$9,373	$69,644	$14,377

Denominator
Weighted average shares outstanding	131,335	130,828	131,337	130,810

Basic EPS:
Income from continuing operations	$0.30	$0.07	$0.53	$0.14
Discontinued operations, net of tax	—	—	—	(0.03)
Net income	$0.30	$0.07	$0.53	$0.11

Diluted EPS Computation:
Numerator
Income from continuing operations	$39,582	$9,373	$69,644	$17,738
Discontinued operations, net of tax	—	—	—	(3,361)
Net income	$39,582	$9,373	$69,644	$14,377

Denominator
Weighted average shares outstanding	131,335	130,828	131,337	130,810
Stock options	3,072	1,581	2,853	1,796
Warrants	572	470	562	479
	134,979	132,879	134,752	133,085

Diluted EPS:
Income from continuing operations	$0.29	$0.07	$0.52	$0.13
Discontinued operations, net of tax	—	—	—	(0.03)
Net income	$0.29	$0.07	$0.52	$0.10

The diluted earnings per share calculation for the quarters ended June 30, 2006 and 2005 excludes the potential exercise of zero and 672,500 stock options, respectively, because the effects of such exercises on earnings per share in those years would be anti-dilutive.  The diluted earnings per share calculation for the six months ended June 30, 2006 and 2005 excludes the potential exercise of zero and 501,250 stock options, respectively, because the effects of such exercises on earnings per share in those years would be anti-dilutive.

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

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(in thousands, except per share amounts)
Net income

As reported	$9,373	$14,377

Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	434	411

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(677)	(896)

Pro forma	$9,130	$13,892

Basic earnings per share:
As reported	$0.07	$0.11
Pro forma	$0.07	$0.11

Diluted earnings per share:
As reported	$0.07	$0.10
Pro forma	$0.07	$0.10

For additional information regarding the computations presented above, see Note 8—“Stockholders’ Equity.”

In addition to the stock option grants discussed above, beginning in 2005 we began making grants of shares and restricted shares of common stock to certain of our employees and non-employee directors. These shares have vesting periods ranging from zero to three years. For shares with immediate vesting, the Company recognized currently in earnings expense an amount equal to the intrinsic value of the shares on the date of grant. For restricted shares that did not immediately vest, the compensation cost equal to the intrinsic value of the grant, net of actual and estimated forfeitures, was recognized in earnings ratably over the vesting period of the grant. In 2006, subject to the provisions of SFAS 123(R), the Company recognized expense in earnings equal to the fair value of the shares vesting during the period, net of actual and estimated forfeitures.

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

Accounting Principles Not Yet Adopted in This Report

SFAS 157.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 does not expand the use of fair value accounting in any new circumstances and is effective for the Company for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. The Company is evaluating the effect of adoption of SFAS 157 on its financial position, results of operations and cash flows.

SFAS 158.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS 158”). SFAS 158 requires an entity that is the sponsor of a plan within the scope of the statement to (a) recognize on its balance sheet as an asset a plan’s over-funded status or as a liability such plan’s under-funded status; (b) measure a plan’s assets and obligations as of the end of the entity’s fiscal year; and (c) recognize changes in the funded status of its plans in the year in which changes occur through adjustments to other comprehensive income. Adoption of the provisions of SFAS 158 is required for public companies for the first fiscal year ending after December 15, 2006. Because the Company is not a sponsor of a defined postretirement benefit plan as defined by SFAS 158, the adoption of this standard will not have a material impact on the Company’s financial position, results of operations, or cash flows.

2.                                      DISCONTINUED OPERATIONS

On January 15, 2005, we sold the majority of our contract drilling operations to Patterson-UTI Energy, Inc. for $62.0 million in cash. We received net proceeds of approximately $60.5 million in cash after paying all costs related to closing the sale. As a result of the sale, this operation, which was previously reported as part of our contract drilling segment, has been presented as a discontinued operation for all periods. We recorded an after-tax loss from discontinued operations of $3.4 million, or $0.03 per diluted share, for the six months ended June 30, 2005.

Results for activities reported as discontinued operations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenues	$—	$—	$—	$3,361
Costs and expenses	—	—	—	2,132
Income before income taxes	—	—	—	1,229
Income tax expense	—	—	—	(4,590)
Loss from discontinued operations	$—	$—	$—	$(3,361)

Balance sheet data for discontinued operations was as follows:

	June 30, 2006	December 31, 2005
	(in thousands)

Current assets	621	658
Current liabilities	(180)	(292)
Net assets of discontinued operations	$441	$366

3.                                      INCOME TAXES

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Six Months Ended June 30,
	2006	2005

Income tax computed at statutory rate	35.0%	35.0%
State taxes	1.3%	2.4%
Meals and entertainment	0.8%	2.1%
Executive and share-based compensation	1.2%	0.6%
Foreign rate differential	—%	1.1%
Change in valuation allowance	—%	—%
Other	(0.4)%	0.4%
Effective income tax rate	37.9%	41.6%

4.                                      DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to risks due to potential changes in interest rates associated with the variable-rate interest term loan of our Senior Secured Credit Facility. As of June 30, 2006, our variable rate interest debt instruments comprised 100% of our total debt, excluding our capital lease obligations. Based on this exposure, and because of provisions contained in our Senior Secured Credit Facility, on March 10, 2006 we entered into two $100.0 million notional amount interest rate swaps to effectively fix the interest rate on a portion of our variable rate debt. These swaps meet the criteria of derivative instruments.

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

As of June 30, 2006, we recorded $0.6 million in current assets and $1.9 million in long-term assets in our Consolidated Balance Sheets, based on the fair value of our derivative instruments on that date. During the six months ended June 30, 2006, amounts recorded related to the ineffective portion of our cash flow hedges were less than $0.1 million. No amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows in any of the periods. During the six months ended June 30, 2006, no amounts were reclassified to earnings in connection with forecasted transactions whose occurrence was no longer considered probable. During the next twelve months, the Company anticipates that the amount of Accumulated Other Comprehensive Loss that will be reclassified to earnings upon settlement of hedge transactions will be less than $1 million.

5.                                      INVESTMENT IN IROC SYSTEMS CORP.

On July 22, 2004, we entered into an agreement with IROC Systems Corp. (“IROC”), an Alberta-based oilfield services company, to sell IROC ten remanufactured Skytop well service rigs, along with supporting equipment and inventory.  We began delivering these rigs in the fall of 2004, and completed delivery in the second quarter of 2005.  The purchase price for the rigs was US $7.0 million, which was paid by way of the issuance of approximately 8.2 million shares of IROC’s common stock.  During 2004 and 2005, we recognized a loss of $0.1 million, which represents the difference between the fair market value of the IROC shares we received on the delivery dates and the carrying values of the rigs that were delivered. In 2005, we delivered an additional four rigs, and we recognized a gain of $1.9 million upon delivery, which represents the difference between the value of the IROC shares we received on the delivery dates and the carrying value of the rigs that we delivered.

In July 2005, we sold additional well service rig support equipment to IROC for $0.9 million USD and received another 547,411 shares for consideration.  We recognized a gain of $0.7 million related to this transaction, which represents the difference between the value of the IROC shares we received on the delivery date and the carrying value of the transferred equipment.

As of June 30, 2006, we own 8,734,469 shares of IROC common stock, which represents approximately 23.1% of IROC’s outstanding common stock on that date.  IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $2.85 CDN per share on June 30, 2006.  Pursuant to the terms of the agreement with IROC, Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, were appointed to the board of directors of IROC.

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

Our pro-rata share of the losses of IROC for the quarters ended June 30, 2006 and 2005 was $0.7 million and $0.3 million, respectively.  We recorded $1.1 million and $0.1 million, respectively, of equity income related to our investment in IROC for the six months ended June 30, 2006 and 2005.  During those time periods, no earnings were distributed back to us by IROC in the form of dividends.  The value of our investment in IROC totaled $10.5 million and $10.3 million as of June 30, 2006 and December 31, 2005, respectively.

6.                                      LONG-TERM DEBT

The components of our long-term debt are as follows:

	June 30, 2006	December 31, 2005
	(in thousands)

Senior Secured Credit Facility Term Loans	$398,000	$400,000
Capital Leases	27,214	23,420
	425,214	423,420
Less current portion	13,616	12,639
Total long-term debt	$411,598	$410,781

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

As of June 30, 2006, the Company had no borrowings under the revolving credit facility of the Senior Secured Credit Facility and had $398.0 million borrowed at three-month Eurodollar rates, plus a margin of 3.75%. As described above, the Company has interest rate swaps that hedge a portion of the interest rate expense on the term loan.

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

Our failure to file our 2003 Annual Report on Form 10-K on a timely basis violated covenants under the Prior Senior Credit Facility. Between March 31, 2004 and July 29, 2005, we amended the terms of the Prior Senior Credit Facility six times to waive the covenants and extend the due date for the 2003 report and other filings. We paid a total of $1.1 million and $1.3 million in fees during the years ended December 31, 2005 and 2004, respectively, related to the various amendments to the Prior Senior Credit Facility. The final due date under the Prior Senior Credit Facility for the filing of our Annual Report on Form 10-K for 2004 and the Quarterly Reports on Form 10-Q for the first three quarters of 2004 was October 31, 2005. The last amendment also extended the date by which the Quarterly Reports on Form 10-Q for the first quarter and second quarter of 2005 had to be filed to December 31, 2005. On July 29, 2005, we entered into the Senior Secured Credit Facility, which replaced the Prior Senior Credit Facility.

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

As of June 30, 2006, 63,500 Warrants had been exercised, providing $4.2 million of proceeds to us and leaving 86,500 Warrants outstanding. On the date of issuance, the value of the Warrants was estimated at $7.4 million and was classified as equity. Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to pay liquidated damages for periods in which an effective registration statement is not maintained. We have been unable to maintain an effective registration statement due to our failure to timely file our SEC reports. As a result, we paid liquidated damages starting at $0.05 per Warrant per week and escalating to $0.20 per Warrant per week. The total amounts paid to the holders of the Warrants were $0.5 million and $0.1 million during the six months ended June 30, 2006 and 2005, respectively.  We made no liquidated damages payments during the quarters ended June 30, 2006 and 2005.

Interest Expense

Interest expense for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Cash payments	$7,801	$5,362	$16,065	$17,731
Commitment and agency fees paid	1,532	7,021	2,243	10,840
Amortization of discount and premium	—	(63)	—	(125)
Amortization of debt issuance costs	402	438	803	1,013
Net change in accrued interest	1,172	3,777	1,112	544
Capitalized interest	(877)	(209)	(1,615)	(325)
Total interest expense	$10,030	$16,326	$18,608	$29,678

7.             COMMITMENTS AND CONTINGENCIES

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

Tax Audits.  We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors.  As of June 30, 2006, we have recorded reserves for future potential liabilities as a result of these audits that management feels are appropriate. While we have fully reserved for these assessments, the ultimate amount of settlement can vary from this estimate. In connection with our Egyptian operations, we are undergoing income tax audits for all periods in which we had operations.  Based on information as of the period covered by this report, we have determined that additional income taxes will be owed and have recorded a liability of approximately $1.1 million.

Self-Insurance Reserves.  We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. As of June 30, 2006 and December 31, 2005, we have recorded $65.8 million and $56.0 million, respectively, of self-insurance reserves related to worker’s compensation, vehicular liabilities and general liability claims.

Environmental Remediation Liabilities.  For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated.  Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, whereas our litigation reserves do reflect the application of our insurance coverage. As of June 30, 2006 and December 31, 2005, we have recorded $4.5 million and $5.3 million, respectively, for our environmental remediation liabilities.

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

Well Service Rig Purchase Contract.  In October 2005, we entered into a purchase and sale agreement to acquire 30 well service rigs, with the option to acquire more under the terms of the agreement. Through June 30, 2006 we have ordered five additional rigs under this option and have received delivery of 12 rigs. The purchase and sale agreement is cancelable at our option at any time. Should we cancel the agreement prior to taking delivery of the 30 well service rigs, we may be required to refund to the seller the amount of the contractual discount provided by the seller on the previously delivered well service rigs.

8.             STOCKHOLDERS’ EQUITY

Common Stock

On June 30, 2006, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 131,259,243 of these shares of common stock were issued and outstanding, net of 497,501 shares held in treasury, and no dividends were issued.  On December 31, 2005, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 131,334,196 of these shares were issued and outstanding, net of 416,666 shares held in treasury, and no dividends had been issued.

Treasury Stock

In June 2006, the Company purchased 80,835 shares of restricted common stock that had been previously granted to certain of the Company’s officers, pursuant to an agreement under which those individuals were permitted to sell shares back to the Company in order to satisfy the income tax withholding requirements related to vesting of these grants. We account for treasury stock under the cost method, and as such recorded $1.2 million in treasury stock on the date of purchase, which represented the fair market value of the shares based on the price of the Company’s stock on the date of purchase.

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

Under the 1997 Incentive Plan, Key may grant the following awards to certain key employees, directors who are not employees (“Outside Directors”) and consultants of Key, our controlled subsidiaries, and our parent corporation, if any: (i) incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), (ii) “nonstatutory” stock options (“NSOs”), (iii) stock appreciation rights (“SARs”), (iv) shares of restricted stock, (v) performance shares and performance units, (vi) other stock-based awards and (vii) supplemental tax bonuses (collectively, “Incentive Awards”). ISOs and NSOs are sometimes referred to collectively herein as “Options.”

The following table summarizes the stock option activity related to the plans (shares in thousands):

	Six Months Ended June 30, 2006
	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at beginning of period	9,275	$8.68	$4.79
Granted	794	$15.08	$7.24
Exercised	—	$—	$—
Cancelled or expired	(144)	$9.68	$4.58
Outstanding at end of period	9,925	$9.18	$4.99

Exercisable at end of period	8,795	$8.55	4.76

The following tables summarize information about the stock options outstanding at June 30, 2006:

	Options Outstanding
	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding June 30, 2006	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $8.00	4.12	2,173	$6.52	$3.76
$8.01 - $8.31	3.97	1,850	$8.25	$4.91
$8.32 - $8.88	4.16	1,980	$8.53	$5.43
$8.89 - $10.22	5.71	2,280	$9.81	$4.84
$10.23 - $16.25	7.62	1,642	$13.63	$6.39
		9,925	$9.18	$4.99

Aggregate intrinsic value (in thousands)		$8,443

	Options Exercisable
	Number of Options Exercisable June 30, 2006	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $8.00	2,173	$6.52	$3.76
$8.01 - $8.31	1,850	$8.25	$4.92
$8.32 - $8.88	1,980	$8.53	$5.43
$8.89 - $10.22	2,225	$9.80	$4.86
$10.23 - $16.25	567	$12.49	$5.38
	8,795	$8.55	$4.76

Aggregate intrinsic value (in thousands)	$8,443

The total fair value of stock options granted during the quarter and six months ended June 30, 2006 was $0.1 million and $5.7 million, respectively.  The fair value of each stock option granted during the six months ended June 30, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Six Months Ended June 30, 2006

Risk-free rate	4.7%
Expected life of options, years	6.00
Expected volatility	49.0%
Expected dividends	none

Common Stock Awards

Beginning in June 2005, we began granting shares of common stock to our outside directors and certain employees. These shares are restricted as to exercisability and transferability, and in certain cases, have required service periods before they are vested and are subject to forfeiture. The vesting periods on these grants range from zero (immediately vested) to three years. The total fair market value of all common stock awards granted during the six months ended June 30, 2006 and 2005 was $0.1 million and $6.5 million, respectively. No common stock awards were granted prior to June 2005.

In June 2006, pursuant to the agreement under which they were issued restricted stock, certain of the Company’s officers had a number of common shares withheld in order to satisfy those individuals’ income tax obligations associated with the vesting of the first tranche of shares that were conveyed to them in June 2005. In this transaction, the Company purchased 80,835 shares from the officers, which had a fair market value of approximately $1.2 million on the purchase date. We accounted for this as a treasury stock transaction. One of the officers was permitted to have an amount withheld that was in excess of the required minimum required withholding under current tax law. Under SFAS 123(R) and previously under variable plan accounting under APB 25, we are required to account for this grant as a liability award. Compensation expense for this award for the six months ended June 30, 2006 was $0.1 million.  Compensation expense recognized for this award during the quarter ended June 30, 2006 was less than $0.1 million.  No compensation expense was recognized on this award for the three and six months ended June 30, 2005.

We issued a total of 550,000 common shares to our outside directors and employees during the six months ended June 30, 2005 at a weighted-average issuance price of $11.90 per share. Of these, 50,000 were issued to our outside directors and vested immediately, while the remaining 500,000 vest ratably over a three year period. We issued a total of 5,882 common shares to an outside director during the six months ended June 30, 2006 at a weighted-average issuance price of $14.45 per share. All of these awards vested immediately. At June 30, 2006, 298,739 common share awards were vested, at a weighted average issuance price of $11.95 per share.  At December 31, 2005, 42,858 common share awards were vested, at a weighted-average issuance price of $11.90 per share. During 2005, one of our outside directors refused his common stock award of 7,143 shares. That director was not issued a common stock award in 2006.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock grants that do not immediately vest, we recognize compensation cost ratably over the vesting period of the grant, net of actual and estimated forfeitures. For the three months ended June 30, 2006 and 2005, we recognized $0.5 million and $0.6 million, respectively, of expense related to common stock awards, net of estimated and actual forfeitures.  For the six months ended June 30, 2006 and 2005, we recognized $2.3 million and $0.6 million, respectively, of expense related to common stock awards, net of estimated and actual forfeitures.

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

The following table sets forth our segment information as of and for the periods ended June 30, 2006 and June 30, 2005, respectively:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended June 30, 2006:
Operating revenues	$288,392	$60,199	$23,445	$—	$—	$—	$372,036
Gross margin	111,219	26,179	9,031	—	—	—	146,429
Depreciation and amortization	21,689	2,810	1,705	2,720	—	—	28,924
Interest expense	(152)	(173)	(9)	10,364	—	—	10,030
Net income (loss) from continuing operations	72,225	22,356	5,173	(60,172)	—	—	39,582
Propery, plant and equipment, net	510,456	86,394	29,486	32,215	—	—	658,551
Total assets	975,004	172,823	72,648	352,267	621	(140,247)	1,433,116
Capital expenditures, excluding acquisitions	(43,082)	(12,129)	(3,399)	—	—	—	(58,610)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended June 30, 2005:
Operating revenues	$238,696	$36,246	$19,959	$—	$—	$—	$294,901
Gross margin	77,041	10,880	6,185	—	—	—	94,106
Depreciation and amortization	21,545	2,295	1,505	2,867	—	—	28,212
Interest expense	18	(71)	6	16,373	—	—	16,326
Net income (loss) from continuing operations	42,738	11,367	3,293	(48,025)	—	—	9,373
Propery, plant and equipment, net	471,679	53,948	26,565	36,110	—	—	588,302
Total assets	909,838	125,224	69,202	578,633	1,193	(386,858)	1,297,232
Capital expenditures, excluding acquisitions	(24,092)	(5,090)	(869)	(3,259)	—	—	(33,310)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the six months ended June 30, 2006:
Operating revenues	$561,307	$111,997	$46,689	$—	$—	$—	$719,993
Gross margin	203,379	49,408	17,187	—	—	—	269,974
Depreciation and amortization	41,764	5,172	3,295	5,507	—	—	55,738
Interest expense	(292)	(382)	(6)	19,288	—	—	18,608
Net income (loss) from continuing operations	131,335	42,290	10,007	(113,988)	—	—	69,644
Propery, plant and equipment, net	510,456	86,394	29,486	32,215	—	—	658,551
Total assets	975,004	172,823	72,648	352,267	621	(140,247)	1,433,116
Capital expenditures, excluding acquisitions	(74,385)	(18,530)	(4,755)	(521)	—	—	(98,191)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the six months ended June 30, 2005:
Operating revenues	$459,029	$66,750	$40,326	$—	$—	$—	$566,105
Gross margin	147,754	24,153	12,946	—	—	—	184,853
Depreciation and amortization	42,838	4,459	2,955	5,734	—	—	55,986
Interest expense	22	(84)	12	29,728	—	—	29,678
Net income (loss) from continuing operations	74,939	21,684	6,585	(85,470)	—	—	17,738
Propery, plant and equipment, net	471,679	53,948	26,565	36,110	—	—	588,302
Total assets	909,838	125,224	69,202	578,633	1,193	(386,858)	1,297,232
Capital expenditures, excluding acquisitions	(36,450)	(6,216)	(1,338)	(4,227)	—	—	(48,231)

Operating revenues for our foreign operations were $18.0 million and $17.8 million for the three months ended June 30, 2006 and 2005, respectively. Operating revenues for our foreign operations were $35.2 million and $35.2 million for the six months ended June 30, 2006 and 2005, respectively.  Gross margins for our foreign operations were $3.5 million and $4.4 million for the quarters ended June 30, 2006 and 2005, respectively. Gross margins for our foreign operations were $8.3 million and $9.8 million for the six months ended June 30, 2006 and 2005, respectively.

We have $28.6 million and $24.0 million of identifiable assets related to our foreign operations as of June 30, 2006 and December 31, 2005, respectively. Capital expenditures for our foreign operations were $6.3 million and $4.1 million for the six months ended June 30, 2006 and 2005, respectively.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2006 and for the three months and six months ended June 30, 2006 and 2005, included elsewhere herein.

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

	WTI Cushing Crude Oil	NYMEX Henry Hub Natural Gas	Average Baker Hughes Land Drilling Rigs

2005:
First Quarter	$49.73	$6.50	1,182
Second Quarter	$53.05	$6.95	1,246
Third Quarter	$63.19	$9.73	1,334
Fourth Quarter	$60.00	$12.88	1,396

2006:
First Quarter	$63.27	$7.84	1,440
Second Quarter	$70.41	$6.65	1,539

Internally, we measure activity levels primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked.  Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we provide few rig and trucking services, which results in lower hours worked.  We publicly release our monthly rig and trucking hours.  The following table presents our quarterly rig and trucking hours from 2005 through the second quarter of 2006.

	Rig Hours	Trucking Hours
2005:
First Quarter	621,228	641,841
Second Quarter	661,928	635,448
Third Quarter	668,741	607,500
Fourth Quarter	646,810	594,762
Total 2005:	2,598,707	2,479,551

2006:
First Quarter	663,819	609,317
Second Quarter	679,545	602,118

Results of Operations

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

REVENUES:
Well servicing	$288,392	$238,696	$561,307	$459,029
Pressure pumping	60,199	36,246	111,997	66,750
Fishing and rental services	23,445	19,959	46,689	40,326

Total revenues	372,036	294,901	719,993	566,105

COSTS AND EXPENSES:
Well servicing	177,172	161,653	357,928	311,275
Pressure pumping	34,020	25,367	62,589	42,597
Fishing and rental services	14,415	13,775	29,502	27,380
Depreciation and amortization	28,924	28,212	55,738	55,986
General and administrative	43,739	34,137	87,080	69,076
Interest expense	10,030	16,326	18,608	29,678
Loss (gain) on early extinguishment of debt	—	5,481	—	5,881
Loss (gain) on sale of assets	(309)	(755)	(2,244)	(30)
Interest income	(828)	(736)	(2,028)	(1,160)
Other, net	953	(5,018)	472	(4,970)

Total costs and expenses, net	308,116	278,442	607,645	535,713

Income from continuing operations before income taxes	63,920	16,459	112,348	30,392
Income tax (expense) benefit	(24,338)	(7,086)	(42,704)	(12,654)

INCOME FROM CONTINUING OPERATIONS	39,582	9,373	69,644	17,738

Discontinued operations, net of tax expense of $4,590 for the six months ended June 30, 2005	—	—	—	(3,361)

NET INCOME	$39,582	$9,373	$69,644	$14,377

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Revenue:

Well Servicing:  Well servicing revenues increased 20.8% to $288.4 million for the quarter ended June 30, 2006 compared to revenue of $238.7 million for the quarter ended June 30, 2005.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the June 2006 quarter, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $225 per hour compared to approximately $184 per hour for the June 2005 quarter.   Rig hours for the Company increased 2.7% from 661,928 in the June 2005 quarter to 679,545 in the June 2006 quarter while the Company’s trucking hours decreased 5.2% from 635,448 in the June 2005 quarter to 602,118 in the June 2006 quarter.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping Services: Pressure pumping services (“PPS”) segment revenues increased 66.1% to $60.2 million for the quarter ended June 30, 2006 compared to revenue of $36.2 million for the quarter ended June 30, 2005.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the June 2006 quarter with approximately 162,000 horsepower of pumping equipment as compared to approximately 113,000 at the end of the June 2005 quarter.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and

cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 431 in the June 2006 quarter compared to 331 in the June 2005 quarter while cementing jobs totaled 521 in the June 2006 quarter compared to 352 in the June 2005 quarter.

Fishing and Rental Services: Fishing and rental services (“FRS”) segment revenues for the quarter ended June 30, 2006 increased 17.5% to $23.4 million compared to revenue of $20.0 million for the quarter ended June 30, 2005.  The increase in revenue is attributable to higher pricing.

Direct Costs:

Well Servicing:  Well servicing direct costs increased 9.6% to $177.2 million for the quarter ended June 30, 2006 compared to $161.7 million for the quarter ended June 30, 2005.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, higher repair and maintenance expense, higher fuel expense and higher supplies expense.  The increase in these costs is primarily due to higher activity levels.  Direct costs as a percent of total well servicing segment revenue improved to 61.4% for the quarter ended June 30, 2006 compared to 67.7% for the quarter ended June 30, 2005.

Pressure Pumping Services:  PPS direct costs increased 34.1% to $34.0 million for the quarter ended June 30, 2006 compared to $25.4 million for the quarter ended June 30, 2005.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher labor costs and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue improved to 56.5% for the quarter ended June 30, 2006 compared to 70.0% for the quarter ended June 30, 2005.

Fishing and Rental Services: FRS direct costs increased 4.6% to $14.4 million for the quarter ended June 30, 2006 compared to $13.8 million for the quarter ended June 30, 2005.  The increase in direct costs is largely attributable to higher labor costs.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total FRS segment revenue improved to 61.5% for the quarter ended June 30, 2006 compared to 69.0% for the quarter ended June 30, 2005.

General and Administrative Expense

General and administrative (“G&A”) expenses increased 28.1% to $43.7 million for the quarter ended June 30, 2006 compared to $34.1 million for the quarter ended June 30, 2005.  The increase in G&A is primarily attributable to higher compensation expense and higher professional fees.  G&A expense as a percent of revenue for the quarter ended June 30, 2006 totaled 11.8% compared to 11.6% for the quarter ended June 30, 2005.

Interest Expense

Interest expense decreased 38.6% to $10.0 million for the quarter ended June 30, 2006 compared to $16.3 million for the quarter ended June 30, 2005.  The decrease is primarily attributable to the elimination of consent fees paid to our debt holders in consideration for our inability to timely file our audited financial statements.   Interest expense as a percent of revenue for the quarter ended June 30, 2006 totaled 2.7% compared to 5.5% for the quarter ended June 30, 2005.

Depreciation Expense

Depreciation expense increased 2.5% to $28.9 million for the quarter ended June 30, 2006 compared to $28.2 million for the quarter ended June 30, 2005.  The increase is primarily attributable to a greater fixed asset base which is due to increased capital expenditures.  For the quarter ended June 30, 2006, the Company spent approximately $58.6 million on capital expenditures as compared to $33.3 million for the quarter ended June 30, 2005.  Depreciation expense as a percent of revenue for the quarter ended June 30, 2006 totaled 7.8% compared to

9.6% for the quarter ended June 30, 2005.

Income Taxes

Our income tax expense from continuing operations was $24.3 million and $7.1 million for the three months ended June 30, 2006 and 2005 respectively. Our effective tax rate for those same periods was 38.1% and 43.1%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue

Well Servicing:  Well servicing revenues increased 22.3% to $561.3 million for the six months ended June 30, 2006 compared to revenue of $459.0 million for the six months ended June 30, 2005.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the six months ended June 30, 2006, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $220 per hour compared to approximately $179 per hour for the six months ended June 30, 2005.   Rig hours for the Company increased 4.7% from 1,283,156 in the first six months of 2005 to 1,343,364 in the first six months of 2006 while the Company’s trucking hours decreased 5.2% from 1,277,289 in the first six months of 2005 to 1,211,435 in the first six months of 2006.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping Services: PPS segment revenues increased 67.8% to $112.0 million for the six months ended June 30, 2006 compared to revenue of $66.8 million for the six months ended June 30, 2005.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the six months ended June 30, 2006 with approximately 162,000 horsepower of pumping equipment as compared to approximately 113,000 horsepower for the six months ended June 30, 2005.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 796 during the first six months of 2006 compared to 635 for the first six months of 2005 while cementing jobs totaled 994 during the first six months of 2006 compared to 661 for the first six months of 2005.

Fishing and Rental Services: FRS segment revenues for the six months ended June 30, 2006 increased 15.8% to $46.7 million compared to revenue of $40.3 million for the six months ended June 30, 2005.  The increase in revenue is primarily attributable to higher pricing.

Direct Costs

Well Servicing:  Well serving direct costs increased 15.0% to $357.9 million for the six months ended June 30, 2006 compared to $311.3 million for the six months ended June 30, 2005.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, higher repair and maintenance expense, higher fuel expense and higher supplies expense.  The increase in these costs is primarily due to higher activity levels.  Direct costs as a percent of total well service segment revenue improved to 63.8% for the six months ended June 30, 2006 compared to 67.8% for the six months ended June 30, 2005.

Pressure Pumping:  PPS direct costs increased 46.9% to $62.6 million for the six months ended June 30, 2006 compared to $42.6 million for the six months ended June 30, 2005.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher labor costs, higher fuel expense and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue improved to 55.9% for the six months ended June 30, 2006 compared to 63.8% for the six months ended June 30, 2005.

Fishing and Rental Services:  FRS direct costs increased 7.8% to $29.5 million for the six months ended June 30, 2006 compared to $27.4 million for the six months ended June 30, 2005.  The increase in direct costs is largely attributable to higher labor costs, which is the result of increased demand for the Company’s services.  Direct costs as a percent of total FRS segment revenue improved to 63.2% for the six months ended June 30, 2006 compared to 67.9% for the six months ended June 30, 2005.

General and Administrative Expense

General and administrative expense increased 26.1% to $87.1 million for the six months ended June 30, 2006 compared to $69.1 million for the six months ended June 30, 2005.  The increase in G&A expenses is primarily attributable to higher compensation expense as well as higher professional fees.  The increase is offset somewhat by lower bad debt expense.  G&A expense as a percent of revenue for the six months ended June 30, 2006 totaled 12.1% compared to 12.2% for the six months ended June 30, 2005.

Interest Expense

Interest expense decreased 37.3% to $18.6 million for the six months ended June 30, 2006 compared to $29.7 million for the six months ended June 30, 2005.  The decrease is primarily attributable to the elimination of consent fees paid to our bondholders and lower total debt.  Interest expense as a percent of revenue for the six months ended June 30, 2006 totaled 2.6% compared to 5.2% for the six months ended June 30, 2005.

Depreciation Expense

Depreciation expense was flat, totaling $55.7 million for the six months ended June 30, 2006 compared to $56.0 million for the six months ended June 30, 2005.  For the six months ended June 30, 2006, the Company spent approximately $98.2 million on capital expenditures as compared to $48.2 million for the six months ended June 30, 2005.  Depreciation expense as a percent of revenue for the six months ended June 30, 2006 totaled 7.7% compared to 9.9% for the six months ended June 30, 2005.

Income Taxes

Our income tax expense from continuing operations was $42.7 million and $12.7 million for the six months ended June 30, 2006 and 2005 respectively. Our effective tax rate for those same periods was 38.0% and 41.6%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

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

We believe that our current reserves of cash and cash equivalents, availability under our revolving credit facility, and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations, including our capital expenditure budget.  As of June 30, 2006, we had $113.8 million in cash and $65.0 million of availability under our revolving credit facility.

Cash Flow

Our net cash provided by operating activities for the six months ended June 30, 2006, totaled $118.0 million compared to $103.5 million for the six months ended June 30, 2005.  The increase in cash flow from operating activities is due primarily to higher net income.  Our net cash used in investing activities for the six months ended June 30, 2006 totaled $88.5 million compared to cash provided by investing activities of $20.4 million for the six months ended June 30, 2005.  The increase in cash flow used in investing activities is due to the cash flows associated with the sale of our land drilling operations.  Our net cash used in financing activities for the six months ended June 30, 2006 totaled $9.5 million compared to $53.6 million for the six months ended June 30, 2005.

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

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006 and June 30, 2006, our disclosure controls and procedures were not effective.

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