Form 10-Q
period 2006-09-30
KEY ENERGY SERVICES INC
filed 2007-08-13
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

KEY ENERGY SERVICES, INC.

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Part I	Financial Information
Note Regarding Our Financial Reporting Process
Item 1.	Unaudited Consolidated Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2006 and 2005
Condensed Consolidated Statements of Comprehensive Income for the Three Months Ended September 30, 2006 and 2005 and Nine Months Ended September 30, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005
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

We have completed our financial statements for the years ended December 31, 2004, 2005 and 2006, and on August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006.  Concurrently with the filing of this report, we are filing our Quarterly Reports on Form 10-Q for the first three quarters of each of 2005 and the remaining two quarters for 2006.  The 2005 Reports on Form 10-Q also include 2004 quarterly information.  In light of our inability to provide financial statements in accordance with GAAP for periods prior to 2004, we will not be filing any other earlier reports, including annual reports for 2004 and 2005, or quarterly reports for the first three quarters of 2004.  Due to the delay in the filing of this Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to September 30, 2006.

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS

Key Energy Services, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$106,140	$94,170
Short-term investments	30,809	—
Accounts receivable, net of allowance for doubtful accounts of $11,845 and $10,843 at September 30, 2006 and December 31, 2005, respectively	269,631	211,680
Inventories	18,841	17,254
Prepaid expenses	4,034	3,292
Deferred tax assets	33,345	23,912
Other current assets	4,636	6,854
Current assets of discontinued operations	621	658

Total current assets	468,057	357,820

Property and equipment:
Well servicing equipment	981,702	856,455
Contract drilling equipment	16,714	25,583
Motor vehicles	104,537	91,910
Furniture and equipment	75,618	70,485
Buildings and land	54,958	45,393

Total property and equipment	1,233,529	1,089,826
Accumulated depreciation	(551,720)	(479,485)

Net property and equipment	681,809	610,341

Goodwill	320,901	320,922
Deferred costs, net	9,886	11,093
Notes and accounts receivable - related parties	306	151
Other assets	27,254	28,917

TOTAL ASSETS	$1,508,213	$1,329,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,255	$14,633
Accrued payroll, taxes and employee benefits	50,046	43,691
Accrued operating expenditures	37,562	39,964
Unsettled legal claims	27,688	11,249
Income, sales, use and other taxes	47,274	31,331
Workers’ compensation claims accrual	17,303	19,852
Vehicular Insurance	1,681	2,632
Other accrued liabilities	14,832	6,116
Accrued interest	7,604	6,399
Current portion of capital lease obligations	11,670	8,639
Current portion of long-term debt	4,000	4,000
Current liabilities of discontinued operations	17	292

Total current liabilities	236,932	188,798

Capital lease obligations, less current portion	14,775	14,781
Long-term debt, less current portion	393,000	396,000
Workers’ compensation, vehicular, health and other insurance claims	44,133	38,311
Deferred tax liability	113,031	96,572
Other non-current accrued expenses	17,779	40,725
Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 131,259,038 and 131,334,196 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	13,180	13,175
Additional paid-in capital	721,398	716,389
Treasury stock, at cost; 497,501 and 416,666 shares at September 30, 2006 and December 31, 2005, respectively	(10,862)	(9,682)
Accumulated other comprehensive loss	(36,486)	(36,627)
Retained earnings (deficit)	1,333	(129,198)

Total stockholders’ equity	688,563	554,057
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,508,213	$1,329,244

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES:
Well servicing	$323,655	$247,059	$884,962	$706,088
Pressure pumping	69,038	41,881	181,035	108,631
Fishing and rental	24,907	20,215	71,596	60,541

Total revenues	417,600	309,155	1,137,593	875,260

COSTS AND EXPENSES:
Well servicing	189,078	155,357	547,006	466,632
Pressure pumping	38,541	23,170	101,130	65,768
Fishing and rental	15,672	13,755	45,174	41,135
Depreciation and amortization	30,192	28,631	85,930	84,618
General and administrative	37,734	38,727	124,814	107,803
Interest expense	10,410	11,304	29,017	40,982
Loss on early extinguishment of debt	—	4,177	—	10,059
(Gain) loss on sale of assets	(817)	1,880	(3,062)	1,850
Interest income	(1,841)	(703)	(3,868)	(1,863)
Other, net	(191)	(23)	280	(4,992)

Total costs and expenses, net	318,778	276,275	926,421	811,992

Income from continuing operations before income taxes	98,822	32,880	211,172	63,268
Income tax expense	(37,937)	(13,562)	(80,641)	(26,216)

INCOME FROM CONTINUING OPERATIONS	60,885	19,318	130,531	37,052

Discontinued operations, net of tax expense of $4,590 for the nine months ended September 30, 2005	—	—	—	(3,361)

NET INCOME	$60,885	$19,318	$130,531	$33,691

EARNINGS (LOSS) PER SHARE:
Net Income from Continuing Operations
Basic	$0.46	$0.15	$0.99	$0.28
Diluted	$0.45	$0.14	$0.97	$0.28

Discontinued Operations, net of tax
Basic	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$(0.03)

Net Income
Basic	$0.46	$0.15	$0.99	$0.25
Diluted	$0.45	$0.14	$0.97	$0.25

WEIGHED AVERAGE SHARES OUTSTANDING:
Basic	131,291	131,338	131,322	130,988
Diluted	134,187	134,072	134,564	133,416

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

NET INCOME	$60,885	$19,318	$130,531	$33,691
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation (loss) gain	(66)	(12)	(168)	117
Deferred (loss) gain from cash flow hedges	(838)	—	256	—
Deferred gain from available for sale investments	54	—	54	—
COMPREHENSIVE INCOME, NET OF TAX	$60,035	$19,306	$130,673	$33,808

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$130,531	$33,691

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	85,930	84,618
Accretion expense	369	386
(Loss) income from equity investment	193	(262)
Amortization of deferred issuance costs, discount and premium	1,207	1,280
Deferred income tax expense	7,026	25,319
Capitalized interest	(2,570)	(702)
(Gain) loss on sale of assets	(3,062)	1,850
Loss on early extinguishment of debt	—	10,059
Stock-based compensation	5,014	1,882
Amortization of deferred gain on sale-leaseback transactions	(119)	(13)

Changes in working capital:

Accounts receivable, net	(58,331)	(21,023)
Other current assets	635	568
Accounts payable, accrued interest and accrued expenses	45,815	3,441

Other assets and liabilities	(18,344)	(9,806)

Operating cash flows (used by) provided by discontinued operations	(238)	13,842

Net cash provided by operating activities	194,056	145,130

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - Well Servicing	(107,517)	(55,141)
Capital expenditures - Pressure Pumping	(25,856)	(10,930)
Capital expenditures - Fishing and Rental	(11,053)	(2,935)
Capital expenditures - Other	(2,579)	(6,014)
Proceeds from sale of fixed assets	10,122	12,650
Proceeds from sale-leaseback transactions	—	5,757
Investment in available for sale securities	(61,883)	—
Proceeds from sales of available for sale investments	31,163	60,477

Net cash (used in) provided by investing activities	(167,603)	3,864

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(3,000)
Repayments of capital lease obligations	(9,670)	(10,433)
Repayments on revolving credit facility	—	(48,000)
Proceeds paid for debt issuance costs	—	(7,165)
Purchase of treasury stock	(1,180)	—

Net cash used in financing activities	(13,850)	(65,598)

Effects of exchange rates on cash	(633)	476

Net increase in cash and cash equivalents	11,970	83,872
Cash and cash equivalents, beginning of period	94,170	20,425
Cash and cash equivalents, end of period	$106,140	$104,297

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

Our remaining contract drilling operations are now reported as part of our Well Servicing segment. We apply the provisions of EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet Quantitative Thresholds” (“EITF 04-10”) in our segment reporting in Note 9—“Segment Information.” Our remaining contract drilling operations do not meet the quantitative thresholds as described in Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), and, under the provisions of EITF 04-10, since the operating segments meet the aggregation criteria we are permitted to combine information about this segment with other similar segments that individually do not meet the quantitative thresholds to produce a reportable segment.

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

Pressure Pumping and Fishing and Rental Services.  Pressure pumping fishing and rental services include well stimulation and cementing services, and recovering lost or stuck equipment in the wellbore.  We recognize revenue when services are performed, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. These criteria are typically met at the time we complete a job for a customer. Generally, we price fishing and rental tool services by the day and pressure pumping services by the job.

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. None of our cash is restricted and we have not entered into any compensating balance arrangements. However, at September 30, 2006, all of our obligations under the Senior Secured Credit Facility (hereinafter defined) were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

Investment in Debt and Equity Securities

We account for investments in debt and equity securities under the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Under SFAS 115, investments are classified as either “trading,” “available for sale,” or “held to maturity,” depending on management’s intent regarding the investment.

Securities classified as “trading” are carried at fair value on the Company’s Consolidated Balance Sheets, with any unrealized holding gains or losses reported currently in earnings on our Consolidated Statements of Operations. Securities classified as “available for sale” are carried at fair value on the Company’s Consolidated Balance Sheets, with any unrealized holding gains or losses, net of tax, reported as a separate component of shareholders’ equity in Accumulated Other Comprehensive Income.

As of September 30, 2006 and December 31, 2005, the Company had no investments in debt or equity securities that were classified as “trading” or “held to maturity.” In the third quarter of 2006, the Company began investing in Auction-Rate Securities (“ARS”) and Variable-Rate Demand Notes (“VRDN”). These are investments in long-term bonds whose returns are tied to short-term interest rates that are periodically reset, with periods ranging from 7 days to 6 months. As a result of the long-term nature of the underlying security (bonds with contractual lives ranging from 20 to 30 years), the Company accounts for ARS and VRDN investments as “available for sale” securities.

In addition to the ARS and VRDN investments, the Company also began investing in 270-day commercial paper and certain other bond investments. These instruments are treated as “available for sale” securities and are carried at fair value as short-term investments on the Company’s Consolidated Balance Sheets, because their maturity dates are within one year of the date of investment. Any unrealized holding gains or losses on these securities are recorded net of tax as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income until the date of maturity, at which point any gains or losses are reclassified into earnings. We use the specific identification method when determining the amount of realized gain or loss upon the date of maturity. The aggregate fair value of our available for sale investments as of September 30, 2006 was approximately $30.8 million.

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

Adoption of SFAS 143 was required for all companies with fiscal years beginning after June 15, 2002. Amortization of the assets associated with the asset retirement obligations was $0.1 million and $0.1 million for the quarters ended September 30, 2006, and 2005, respectively.  Amortization of the assets associated with the asset retirement obligations was $0.4 million and $0.4 million for the nine months ended September 30, 2006, and 2005, respectively.

Asset and Investment Impairments.  We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), in reviewing our long-lived assets and investments for possible impairment. This statement requires that long-lived assets held and used by us, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, we group our long-lived assets on a division-by-division basis and compare the estimated future cash flows of each division to the division’s net carrying value. The division level represents the lowest level for which identifiable cash flows are available. We would record an impairment charge, reducing the division’s net carrying value to an estimated fair value, if its estimated future cash flows were less than the division’s net carrying value. “Trigger events,” as defined in SFAS 144, that cause us to evaluate our fixed assets for recoverability and possible impairment may include market conditions, such as adverse changes in the prices of oil and natural gas, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for a division involves significant judgment and estimates. As of September 30, 2006 and December 31, 2005, no trigger events had been identified by management.

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

Intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents and trademarks. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. The cost and accumulated amortization are retired when the noncompete agreement is fully amortized and no longer enforceable. Amortization expense for patents and trademarks is calculated using the straight-line method over the useful life of the patent or trademark, ranging from five to seven years.  Amortization of noncompete agreements for the quarters ended September 30, 2006 and 2005 was $0.5 million and $0.6 million, respectively.  Amortization of patents and trademarks for the quarters ended September 30, 2006 and 2005 was $0.1 million and $0.1 million, respectively.  Amortization of noncompete agreements for the nine months ended September 30, 2006 and 2005 was $1.7 million and $2.1 million, respectively.  Amortization of patents and trademarks for the nine months ended September 30, 2006 and 2005 was $0.4 million and $0.4 million, respectively.  During the nine months ended September 30, 2006, the Company capitalized approximately $0.3 million of costs associated with patents and trademarks.  No costs associated with noncompete agreements were capitalized by the Company during that time period.

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

	Three Months Ended September 30, 2006	Three Months Ended September 31, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 31, 2005
	(in thousands, except per share data)
Basic EPS Computation:
Numerator
Income from continuing operations	$60,885	$19,318	$130,531	$37,052
Discontinued operations, net of tax	—	—	—	(3,361)
Net income	$60,885	$19,318	$130,531	$33,691

Denominator
Weighted average shares outstanding	131,291	131,338	131,322	130,988

Basic EPS:
Income from continuing operations	$0.46	$0.15	$0.99	$0.28
Discontinued operations, net of tax	—	—	—	(0.03)
Net income	$0.46	$0.15	$0.99	$0.25

Diluted EPS Computation:
Numerator
Income from continuing operations	$60,885	$19,318	$130,531	$37,052
Discontinued operations, net of tax	—	—	—	(3,361)
Net income	$60,885	$19,318	$130,531	$33,691

Denominator
Weighted average shares outstanding	131,291	131,338	131,322	130,988
Stock options	2,356	2,211	2,688	1,934
Warrants	540	523	554	494
	134,187	134,072	134,564	133,416

Diluted EPS:
Income from continuing operations	$0.45	$0.14	$0.97	$0.28
Discontinued operations, net of tax	—	—	—	(0.03)
Net income	$0.45	$0.14	$0.97	$0.25

The diluted earnings per share calculation for the quarters ended September 30, 2006 and 2005 excludes the potential exercise of 776,000 and 25,000 stock options, respectively, because the effects of such exercises on earnings per share in those years would be anti-dilutive.  The diluted earnings per share calculation for the nine months ended September 30, 2006 and 2005 excludes the potential exercise of 258,667 and 342,500 stock options, respectively, because the effects of such exercises on earnings per share in those years would be anti-dilutive.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in thousands, except per share amounts)

Net income

As reported	$19,318	$33,691

Add: stock-based employee compensation expense included in reported net income (loss), net of related tax effects	579	929

Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(751)	(1,561)

Pro forma	$19,146	$33,059

Basic earnings per share:
As reported	$0.15	$0.25
Pro forma	$0.15	$0.25

Diluted earnings per share:
As reported	$0.14	$0.25
Pro forma	$0.14	$0.25

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

2.             DISCONTINUED OPERATIONS

On January 15, 2005, we sold the majority of our contract drilling operations to Patterson-UTI Energy, Inc. for $62.0 million in cash. We received net proceeds of approximately $60.5 million in cash after paying all costs related to closing the sale. As a result of the sale, this operation, which was previously reported as part of our contract drilling segment, has been presented as a discontinued operation for all periods. We recorded an after-tax loss from discontinued operations of $3.4 million, or $0.03 per diluted share, for the nine months ended September 30, 2005.

Results for activities reported as discontinued operations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)

Revenues	$—	$—	$—	$3,361
Costs and expenses	—	—	—	2,132
Income before income taxes	—	—	—	1,229
Income tax expense	—	—	—	4,590
Loss from discontinued operations	$—	$—	$—	$(3,361)

Balance sheet data for discontinued operations was as follows:

	September 30, 2006	December 31, 2005
	(in thousands)

Current assets	621	658
Current liabilities	(17)	(292)
Net assets of discontinued operations	$604	$366

3.             INCOME TAXES

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Nine Months Ended September 30,
	2006	2005

Income tax computed at statutory rate	35.0%	35.0%
State taxes	1.7%	2.4%
Meals and entertainment	0.8%	2.1%
Executive and share-based compensation	1.1%	0.6%
Foreign rate differential	—%	0.9%
Change in valuation allowance	—%	—%
Other	(0.4)%	0.4%
Effective income tax rate	38.2%	41.4%

4.             DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to risks due to potential changes in interest rates associated with the variable-rate interest term loan of our Senior Secured Credit Facility. As of September 30, 2006, our variable rate interest debt instruments comprised 100% of our total debt, excluding our capital lease obligations. Based on this exposure, and because of provisions contained in our Senior Secured Credit Facility, on March 10, 2006 we entered into two $100.0 million notional amount interest rate swaps to effectively fix the interest rate on a portion of our variable rate debt. These swaps meet the criteria of derivative instruments.

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

As of September 30, 2006, we recorded $1.6 million in current assets, $0.1 million in long-term assets, and $0.6 million in long-term liabilities in our Consolidated Balance Sheets, based on the fair value of our derivative instruments on that date. During the nine months ended September 30, 2006, amounts recorded related to the ineffective portion of our cash flow hedges were less than $0.1 million. No amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows in any of the periods. During the nine months ended September 30, 2006, no amounts were reclassified to earnings in connection with forecasted transactions whose occurrence was no longer considered probable. During the next twelve months, the Company anticipates that the amount of Accumulated Other Comprehensive Loss that will be reclassified to earnings upon settlement of hedge transactions will be less than $1 million.

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

In July 2005, we sold additional well service rig support equipment to IROC for $0.9 million USD, and received another 547,411 shares of IROC common stock as consideration.  We recognized a gain of $0.7 million on this transaction, which represents the difference between the fair value of the IROC shares we received and the carrying value of the transferred equipment.

As of September 30, 2006, we own 8,734,469 shares of IROC common stock, which represents approximately 23.0% of IROC’s outstanding common stock on that date.  IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $2.35 CDN per share on September 30, 2006.  Pursuant to the terms of the agreement with IROC, Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, were appointed to the board of directors of IROC.

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

We recorded $0.2 million and $0.2 million, respectively, of equity income related to our investment in IROC for the quarters ended September 30, 2006 and 2005.  We recorded $0.4 million and $0.3 million, respectively, of equity income related to our investment in IROC for the nine months ended September 30, 2006 and 2005.  During those time periods, no earnings were distributed back to us by IROC in the form of dividends.  The value of our investment in IROC totaled $10.7 million and $10.3 million as of September 30, 2006 and December 31, 2005, respectively.

6.             LONG-TERM DEBT

The components of our long-term debt are as follows:

	September 30, 2006	December 31, 2005
	(in thousands)

Senior Secured Credit Facility Term Loans	$397,000	$400,000
Capital Lease obligations	26,445	23,420
	423,445	423,420
Less: current portion	15,670	12,639
Total long-term debt	$407,775	$410,781

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

As of September 30, 2006, the Company had no borrowings under the revolving credit facility of the Senior Secured Credit Facility and had $399.0 million borrowed at three-month Eurodollar rates, plus a margin of 3.75%. As described above, the Company has interest rate swaps that hedge a portion of the interest rate expense on the term loan.

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

8.375% Senior Notes

On March 6, 2001, we completed a private placement of $175.0 million of 8.375% Senior Notes due March 1, 2008 (the “8.375% Senior Notes,” together with the 6.375% Senior Notes, the “Senior Notes”). The net cash proceeds from the private placement were used to repay all of the remaining balance of prior term loans and a portion of the revolving loans then outstanding under our then-existing credit facility. On March 1, 2002, we completed a public offering of an additional $100.0 million of 8.375% Senior Notes. The net cash proceeds from the public offering were used to repay the then-outstanding balance of the revolving loan facility under our then-existing credit facility. The 8.375% Senior Notes were senior unsecured obligations. The 8.375% Senior Notes were effectively subordinated to Key’s secured indebtedness which included borrowings under our Prior Senior Credit Facility.

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

As of September 30, 2006, 63,500 Warrants had been exercised, providing $4.2 million of proceeds to us and leaving 86,500 Warrants outstanding. On the date of issuance, the value of the Warrants was estimated at $7.4 million and was classified as equity. Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to pay liquidated damages for periods in which an effective registration statement is not maintained. We have been unable to maintain an effective registration statement due to our failure to timely file our SEC reports. As a result, we paid liquidated damages starting at $0.05 per Warrant per week and escalating to $0.20 per Warrant per week. The total amounts paid to the holders of the Warrants were $0.5 million and $0.6 million during the three months ended September 30, 2006 and 2005, respectively.  The total amounts paid to the holders of the Warrants were $0.9 million and $0.7 million during the nine months ended September 30, 2006 and 2005, respectively.

Interest Expense

Interest expense for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Cash payments	$9,721	$11,841	$25,785	$29,572
Commitment and agency fees paid	1,147	2,883	3,390	13,723
Amortization of discount and premium	—	(65)	—	(190)
Amortization of debt issuance costs	404	264	1,207	1,277
Net change in accrued interest	93	(3,242)	1,205	(2,698)
Capitalized interest	(955)	(377)	(2,570)	(702)
Total interest expense	$10,410	$11,304	$29,017	$40,982

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

Tax Audits.  We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors. As of September 30, 2006, we have recorded reserves for future potential liabilities as a result of these audits that management feels are appropriate. While we have fully reserved for these assessments, the ultimate amount of settlement can vary from this estimate. In connection with our Egyptian operations, we are undergoing income tax audits for all periods in which we had operations.  Based on information as of the period covered by this report, we have determined that additional income taxes will be owed and have recorded a liability of approximately $1.1 million.

Self-Insurance Reserves.  We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. As of September 30, 2006 and December 31, 2005, we have recorded $66.4 million and $56.0 million, respectively, of self-insurance reserves related to worker’s compensation, vehicular liabilities and general liability claims.

Environmental Remediation Liabilities.  For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated.  Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, whereas our litigation reserves do reflect the application of our insurance coverage. At September 30, 2006 and December 31, 2005, we have recorded $4.2 million and $5.3 million, respectively, for our environmental remediation liabilities.

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

Well Service Rig Purchase Contract.  In October 2005, we entered into a purchase and sale agreement to acquire 30 well service rigs, with the option to acquire more under the terms of the agreement. Through December 31, 2006 we have ordered five additional rigs under this option and have received delivery of 12 rigs. The purchase and sale agreement is cancelable at our option at any time. Should we cancel the agreement prior to taking delivery of the 30 well service rigs, we may be required to refund to the seller the amount of the contractual discount provided by the seller on the previously delivered well service rigs.

New Lease Agreements.  In the third quarter of 2006, we entered into a lease agreement for a rental property in the state of Colorado for use in our fishing and rental operations. This lease agreement commenced on May 31, 2007 and runs for a period of seven years and contains standard default terms and insurance coverage requirements. The rental payments under the lease agreement total $2.8 million over the term of the lease.

8.                                      STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2006, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 131,299,038 of these shares of common stock were issued and outstanding, net of 497,501 shares held in treasury and no dividends had been issued.  On December 31, 2005, we had 200,000,000 shares of common stock authorized with a $0.10 par value of which 131,334,196 shares were issued and outstanding, net of 416,666 shares held in treasury and no dividends had been issued.

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

The following table summarizes the stock option activity related to the plans (shares in thousands):

	Nine Months Ended September 30, 2006
	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at beginning of period	9,275	$8.68	$4.79
Granted	807	$15.07	$7.23
Exercised	—	$—	$—
Cancelled or expired	(327)	$9.23	$4.05
Outstanding at end of period	9,755	$9.19	$5.02

Exercisable at end of period	8,743	$8.59	4.79

The following tables summarize information about the stock options outstanding at September 30, 2006:

	Options Outstanding
	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding September 30, 2006	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $7.44	2.75	1,109	$5.12	$3.31
$7.45 - $8.25	4.40	2,776	$8.16	$4.74
$8.26 - $8.88	3.96	1,955	$8.53	$5.46
$8.89 - $10.22	5.46	2,278	$9.81	$4.83
$10.23 - $16.25	11.93	1,637	$7.37	$13.62
		9,755	$9.19	$5.02

Aggregate intrinsic value		$7,661

	Options Exercisable
	Number of Options Exercisable September 30, 2006	Weighted Average Exercise Price	Weighted Average Fair Value
Range of Exercise Prices:
$3.00 - $7.44	1,109	$5.12	$3.31
$7.45 - $8.25	2,776	$8.16	$4.74
$8.26 - $8.88	1,955	$8.53	$5.46
$8.89 - $10.22	2,278	$9.81	$4.83
$10.23 - $16.25	625	$12.38	$5.44
	8,743	$8.59	$4.79

Aggregate intrinsic value (in thousands)	$7,661

The total fair value of stock options granted during the nine months ended September 30, 2006 was $5.8 million.  The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Nine Months Ended September 30, 2006

Risk-free rate	4.7%
Expected life of options, years	6.00
Expected volatility	48.9%
Expected dividends	none

Common Stock Awards

Beginning in June 2005, we began granting shares of common stock to our outside directors and certain employees. These shares are restricted as to exercisability and transferability, and in certain cases, have required service periods before they are vested and are subject to forfeiture. The vesting periods on these grants range from zero (immediately vested) to three years. The total fair market value of all common stock awards granted during the nine months ended September 30, 2006 and 2005 was $0.7 million and $6.5 million, respectively. No common stock awards were granted prior to June 2005.

In June 2006, pursuant to the agreement under which they were issued restricted stock, certain of the Company’s officers had a number of common shares withheld in order to satisfy those individuals’ income tax obligations associated with the vesting of the first tranche of shares that were conveyed to them in June 2005. In this transaction, the Company purchased 80,835 shares from the officers, which had a fair market value of approximately $1.2 million on the purchase date. We accounted for this as a treasury stock transaction. One of the officers was permitted to have an amount withheld that was in excess of the required minimum required withholding under current tax law. Under SFAS 123(R) and previously under variable plan accounting under APB 25, we are required to account for this grant as a liability award. Compensation expense for this award for the nine months ended September 30, 2006 and 2005 was $0.1 million and $0.1 million, respectively.  Compensation expense recognized for this award during the quarters ended September 30, 2006 and 2005 was less than $0.1 million.

We issued a total of 550,000 common shares to our outside directors and employees during the nine months ended September 30, 2005 at a weighted-average issuance price of $11.90 per share. Of these, 50,000 were issued to our outside directors and vested immediately, while the remaining 500,000 vest ratably over a three year period. We issued a total of 45,677 common shares to our outside directors during the nine months ended September 30, 2006 at a weighted-average issuance price of $14.89 per share. All of these awards vested immediately. At September 30, 2006, 338,534 common share awards were vested, at a weighted average issuance price of $12.30 per share.  At December 31, 2005, 42,858 of common share awards were vested, at a weighted-average issuance price of $11.90 per share. During 2005, one of our outside directors refused his common stock award of 7,143 shares. That director was not issued a common stock award in 2006.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock grants that do not immediately vest, we recognize compensation cost ratably over the vesting period of the grant, net of actual and estimated forfeitures. For the three months ended September 30, 2006 and 2005, we recognized $0.9 million and $0.9 million, respectively, of expense related to common stock awards, net of estimated and actual forfeitures.  For the nine months ended September 30, 2006 and 2005, we recognized $3.2 million and $1.5 million, respectively, of expense related to common stock awards, net of estimated and actual forfeitures.

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

We evaluate the performance of our operating segments based on revenue and EBITDA, which is a non-GAAP measure and not disclosed below. Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, deferred debt financing costs and deferred income tax assets. The following table sets forth our segment information as of and for the periods ended September 30, 2006 and 2005, respectively:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended September 30, 2006:
Operating revenues	$323,655	$69,038	$24,907	$—	$—	$—	$417,600
Gross margin	134,577	30,497	9,235	—	—	—	174,309
Depreciation and amortization	22,513	3,209	1,730	2,740	—	—	30,192
Interest expense	(218)	(117)	(36)	10,781	—	—	10,410
Net income (loss) from continuing operations.	102,439	26,150	5,918	(73,622)	—	—	60,885
Propery, plant and equipment, net.	522,962	91,122	34,963	32,762	—	—	681,809
Total assets	1,012,597	181,326	77,606	286,874	621	(50,811)	1,508,213
Capital expenditures, excluding acquisitions	(31,509)	(7,326)	(6,299)	(2,058)	—	—	(47,192)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended September 30, 2005:
Operating revenues	$247,059	$41,881	$20,215	$—	$—	$—	$309,155
Gross margin	91,704	18,710	6,459	—	—	—	116,873
Depreciation and amortization	22,308	1,993	1,529	2,801	—	—	28,631
Interest expense	(51)	(78)	18	11,415	—	—	11,304
Net income (loss) from continuing operations	51,427	15,962	3,631	(51,702)	—	—	19,318
Propery, plant and equipment, net	466,625	57,050	27,278	35,265	—	—	586,218
Total assets	910,170	135,273	68,898	525,526	469	(326,459)	1,313,877
Capital expenditures, excluding acquisitions	(18,690)	(4,714)	(1,597)	(1,787)	—	—	(26,788)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the nine months ended September 30, 2006:
Operating revenues	$884,962	$181,035	$71,596	$—	$—	$—	$1,137,593
Gross margin	337,957	79,904	26,422	—	—	—	444,283
Depreciation and amortization	64,276	8,381	5,025	8,248	—	—	85,930
Interest expense	(508)	(500)	(43)	30,068	—	—	29,017
Net income (loss) from continuing operations	233,776	68,440	15,925	(187,610)	—	—	130,531
Propery, plant and equipment, net	522,962	91,122	34,963	32,762	—	—	681,809
Total assets	1,012,597	181,326	77,606	286,874	621	(50,811)	1,508,213
Capital expenditures, excluding acquisitions	(107,517)	(25,856)	(11,053)	(2,579)	—	—	(147,005)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the nine months ended September 30, 2005:
Operating revenues	$706,088	$108,631	$60,541	$—	$—	$—	$875,260
Gross margin	239,457	42,863	19,405	—	—	—	301,725
Depreciation and amortization	65,147	6,452	4,483	8,536	—	—	84,618
Interest expense	(29)	(162)	30	41,143	—	—	40,982
Net income (loss) from continuing operations	126,363	37,645	10,216	(137,172)	—	—	37,052
Propery, plant and equipment, net	466,625	57,050	27,278	35,265	—	—	586,218
Total assets	910,170	135,273	68,898	525,526	469	(326,459)	1,313,877
Capital expenditures, excluding acquisitions	(55,141)	(10,930)	(2,935)	(6,014)	—	—	(75,020)

Operating revenues for our foreign operations were $22.2 million and $15.4 million for the three months ended September 30, 2006 and 2005, respectively. Operating revenues for our foreign operations were $57.4 million and $50.6 million for the nine months ended September 30, 2006 and 2005, respectively.  Gross margins for our foreign operations were $6.5 million and $3.6 million for the quarters ended September 30, 2006 and 2005, respectively. Gross margins for our foreign operations were $14.7 million and $13.4 million for the nine months ended September 30, 2006 and 2005, respectively.

We have $70.1 million and $57.6 million of identifiable assets related to our foreign operations as of September 30, 2006 and December 31, 2005, respectively. Capital expenditures for our foreign operations were $8.0 million and $5.8 million for the nine months ended September 30, 2006 and 2005, respectively.

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, included elsewhere herein.

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

Performance Measures

In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis.  Historically, our activity levels have correlated well with the capital spending by oil and natural gas producers.  When commodity prices are strong, capital spending tends to be high, as illustrated by the Baker Hughes land drilling rig count.  As the following table indicates, the land drilling rig count increased significantly over the past several years as commodity prices, both oil and natural gas, increased and remained strong.

	WTI Cushing Crude Oil	NYMEX Henry Hub Natural Gas	Average Baker Hughes Land Drilling Rigs

2005:
First Quarter	$49.73	$6.50	1,182
Second Quarter	$53.05	$6.95	1,246
Third Quarter	$63.19	$9.73	1,334
Fourth Quarter	$60.00	$12.88	1,396

2006:
First Quarter	$63.27	$7.84	1,440
Second Quarter	$70.41	$6.65	1,539
Third Quarter	$70.42	$6.18	1,626

Internally, we measure activity levels primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked.  Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we provide few rig and trucking services, which results in lower hours worked.  We publicly release our monthly rig and trucking hours.  The following table presents our quarterly rig and trucking hours from 2005 through the third quarter of 2006.

	Rig Hours	Trucking Hours
2005:
First Quarter	621,228	641,841
Second Quarter	661,928	635,448
Third Quarter	668,741	607,500
Fourth Quarter	646,810	594,762
Total 2005:	2,598,707	2,479,551

2006:
First Quarter	663,819	609,317
Second Quarter	679,545	602,118
Third Quarter	677,271	587,129

Results of Operations

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES:
Well servicing	$323,655	$247,059	$884,962	$706,088
Pressure pumping	69,038	41,881	181,035	108,631
Fishing and rental	24,907	20,215	71,596	60,541

Total revenues	417,600	309,155	1,137,593	875,260

COSTS AND EXPENSES:
Well servicing	189,078	155,357	547,006	466,632
Pressure pumping	38,541	23,170	101,130	65,768
Fishing and rental	15,672	13,755	45,174	41,135
Depreciation and amortization	30,192	28,631	85,930	84,618
General and administrative	37,734	38,727	124,814	107,803
Interest expense	10,410	11,304	29,017	40,982
Loss on early extinguishment of debt	—	4,177	—	10,059
(Gain) loss on sale of assets	(817)	1,880	(3,062)	1,850
Interest income	(1,841)	(703)	(3,868)	(1,863)
Other, net	(191)	(23)	280	(4,992)

Total costs and expenses, net	318,778	276,275	926,421	811,992

Income from continuing operations before income taxes	98,822	32,880	211,172	63,268
Income tax expense	(37,937)	(13,562)	(80,641)	(26,216)

INCOME FROM CONTINUING OPERATIONS	60,885	19,318	130,531	37,052

Discontinued operations, net of tax expense of $4,590 for the nine months ended September 30, 2005	—	—	—	(3,361)

NET INCOME	$60,885	$19,318	$130,531	$33,691

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenue:

Well Servicing:  Well servicing revenues increased 31.0% to $323.7 million for the quarter ended September 30, 2006 compared to revenue of $247.1 million for the quarter ended September 30, 2005.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the September 2006 quarter, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $256 per hour compared to approximately $194 per hour for the September 2005 quarter.   Rig hours for the Company increased 1.3% from 668,741 in the September 2005 quarter to 677,271 in the September 2006 quarter while the Company’s trucking hours decreased 3.4% from 607,500 in the September 2005 quarter to 587,129 in the September 2006 quarter.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping Services: Pressure pumping services (“PPS”) segment revenues increased 64.8% to $69.0 million for the quarter ended September 30, 2006 compared to revenue of $41.9 million for the quarter ended September 30, 2005.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the September 2006 quarter with approximately 162,000 horsepower of pumping equipment as compared to approximately 113,000 at the end of the September 2005 quarter.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs

totaled 411 in the September 2006 quarter compared to 347 in the September 2005 quarter while cementing jobs totaled 562 in the September 2006 quarter compared to 442 in the September 2005 quarter.

Fishing and Rental Services: Fishing and rental services (“FRS”) segment revenues for the quarter ended September 30, 2006 increased 23.2% to $24.9 million compared to revenue of $20.2 million for the quarter ended September 30, 2005.  The increase in revenue is largely due to higher pricing for the Company’s services.

Direct Costs

Well Servicing:  Well servicing direct costs increased 21.7% to $189.1 million for the quarter ended September 30, 2006 compared to $155.4 million for the quarter ended September 30, 2005.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, repair and maintenance expense, higher fuel expense and higher supplies expense.  The increase in these costs is primarily due to higher activity levels.  Direct costs as a percent of total well servicing segment revenue improved to 58.4% for the quarter ended September 30, 2006 compared to 62.9% for the quarter ended September 30, 2005.

Pressure Pumping Services:  PPS direct costs increased 66.3% to $38.5 million for the quarter ended September 30, 2006 compared to $23.2 million for the quarter ended September 30, 2005.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher labor costs and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue deteriorated slightly to 55.8% for the quarter ended September 30, 2006 compared to 55.3% for the quarter ended September 30, 2005.

Fishing and Rental Services:  FRS direct costs increased 13.9% to $15.7 million for the quarter ended September 30, 2006 compared to $13.8 million for the quarter ended September 30, 2005.  The increase in direct costs is largely attributable to higher labor costs, which is the result of increased demand for the Company’s services.  Direct costs as a percent of total FRS segment revenue improved to 62.9% for the quarter ended September 30, 2006 compared to 68.0% for the quarter ended September 30, 2005.

General and Administrative Expense

General and administrative (“G&A”) expenses decreased 2.6% to $37.7 million for the quarter ended September 30, 2006 compared to $38.7 million for the quarter ended September 30, 2005.  The decrease in G&A expenses is primarily attributable to lower professional fees.  G&A expense as a percent of revenue for the quarter ended September 30, 2006 totaled 9.0% compared to 12.5% for the quarter ended September 30, 2005.

Interest Expense

Interest expense decreased 7.9% to $10.4 million for the quarter ended September 30, 2006 compared to $11.3 million for the quarter ended September 30, 2005.  The decrease is primarily attributable to the refinancing of the Company’s long term debt in July 2005.  As part of the Company’s $547.25 million Senior Secured Credit Facility, the Company was able to eliminate consent fees which had been previously paid to the Company’s bondholders.  Interest expense as a percent of revenue for the quarter ended September 30, 2006 totaled 2.5% compared to 3.7% for the quarter ended September 30, 2005.

Depreciation Expense

Depreciation expense increased 5.5% to $30.2 million for the quarter ended September 30, 2006 compared to $28.6 million for the quarter ended September 30, 2005.  For the quarter ended September 30, 2006, the Company spent approximately $48.8 on capital expenditures as compared to $26.8 million for the quarter ended September 30, 2005.  Depreciation expense as a percent of revenue for the quarter ended September 30, 2006 totaled 7.2% compared to 9.3% for the quarter ended September 30, 2005.

Income Taxes

Our income tax expense (benefit) from continuing operations was $37.9 million and $13.6 million for the three months ended September 30, 2006 and 2005, respectively. Our effective tax rate for those same periods was 38.4% and 41.2%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue

Well Servicing:  Well servicing revenues increased 25.3% to $885.0 million for the nine months ended September 30, 2006 compared to revenue of $706.1 million for the nine months ended September 30, 2005.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the nine months ended September 30, 2006, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $232 per hour compared to approximately $184 per hour for the nine months ended September 30, 2005.   Rig hours for the Company increased 3.5% from 1,951,897 in the first nine months of 2005 to 2,020,635 in the first nine months of 2006 while the Company’s trucking hours decreased 4.6% from 1,884,789 in the first nine months of 2005 to 1,798,564 in the first nine months of 2006.  The increase in rig hours is due to higher demand for well maintenance and workover services while the decline in trucking hours is due primarily to lost market share.

Pressure Pumping Services: PPS segment revenues increased 66.7% to $181.0 million for the nine months ended September 30, 2006 compared to revenue of $108.6 million for the nine months ended September 30, 2005.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  The Company exited the nine months ended September 30, 2006 with approximately 162,000 horsepower of pumping equipment as compared to approximately 113,000 horsepower for the nine months ended September 30, 2005.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 1,207 during the first nine months of 2006 compared to 982 for the first nine months of 2005 while cementing jobs totaled 1,556 during the first nine months of 2006 compared to 1,103 for the first nine months of 2005.

Fishing and Rental Services: FRS segment revenues for the nine months ended September 30, 2006 increased 18.3% to $71.6 million compared to revenue of $60.5 million for the nine months ended September 30, 2005.  The increase in revenue is largely attributable to higher pricing for the Company’s services.

Direct Costs

Well Servicing:  Well serving direct costs increased 17.2% to $547.0 million for the nine months ended September 30, 2006 compared to $466.6 million for the nine months ended September 30, 2005.  The increase in direct costs is largely attributable to higher labor and equipment costs, including higher wages, higher repair and maintenance expense, higher fuel expense and higher workers compensation costs.  The increase in these costs is primarily due to higher activity levels.  Direct costs as a percent of total well service segment revenue improved to 61.8% for the nine months ended September 30, 2006 compared to 66.1% for the nine months ended September 30, 2005.

Pressure Pumping Services:  PPS direct costs increased 53.8% to $101.1 million for the nine months ended September 30, 2006 compared to $65.8 million for the nine months ended September 30, 2005.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher labor costs and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue improved to 55.9% for the nine months ended September 30, 2006 compared to 60.5% for the nine months ended September 30, 2005.

Fishing and Rental Services:  FRS direct costs increased 9.8% to $45.2 million for the nine months ended September 30, 2006 compared to $41.1 million for the nine months ended September 30, 2005.  The increase in direct costs is largely attributable to higher labor costs.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total FRS segment revenue improved to 63.1% for the nine months ended September 30, 2006 compared to 67.9% for the nine months ended September 30, 2005.

General and Administrative Expense

General and administrative expenses increased 15.8% to $124.8 million for the nine months ended September 30, 2006 compared to $107.8 million for the nine months ended September 30, 2005.  The increase in G&A expenses is primarily attributable to higher compensation expense.  G&A expense as a percent of revenue for the nine months ended September 30, 2006 totaled 11.0% compared to 12.3% for the nine months ended September 30, 2005.

Interest Expense

Interest expense decreased 29.2% to $29.0 million for the nine months ended September 30, 2006 compared to $41.0 million for the nine months ended September 30, 2005.  The decrease relates to the elimination of consent fees paid to our bondholders due to our inability to timely file our audited financial statements.  Interest expense as a percent of revenue for the nine months ended September 30, 2006 totaled 2.6% compared to 4.7% for the nine months ended September 30, 2005.

Depreciation Expense

Depreciation expense increased 1.6% to $85.9 million for the nine months ended September 30, 2006 compared to $84.6 million for the nine months ended September 30, 2005.  The increase is primarily attributable to a greater fixed asset base which is due to increased capital expenditures.  For the nine months ended September 30, 2006, the Company spent approximately $147.0 million on capital expenditures as compared to $75.0 million for the nine months ended September 30, 2005.  Depreciation expense as a percent of revenue for the nine months ended September 30, 2006 totaled 7.6% compared to 9.7% for the nine months ended September 30, 2005.

Income Taxes

Our income tax expense from continuing operations was $80.6 million and $26.2 million for the nine months ended September 30, 2006 and 2005, respectively. Our effective tax rate for those same periods was 38.2% and 41.4% respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

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

We believe that our current reserves of cash and cash equivalents, availability under our revolving credit facility, and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations, including our capital expenditure budget.  As of September 30, 2006, we had $136.9 million in cash and short-term investments and $65.0 million of availability under our revolving credit facility.

Cash Flow

Our net cash provided by operating activities for the nine months ended September 30, 2006, totaled $194.1 million compared to $145.1 million for the nine months ended September 30, 2005.  The increase in cash flow from operating activities is due primarily to higher net income.  Our net cash used in investing activities for the nine months ended September  30, 2006 totaled $167.6 million compared to cash provided by investing activities of $3.9 million for the nine months ended September 30, 2005.  The increase in cash flow used in investing activities is due to higher capital expenditures and investments in securities available for sale.  Our net cash used in financing activities for the nine months ended September 30, 2006 totaled $13.9 million compared to $65.6 million for the nine months ended September 30, 2005.

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

The Company’s management, with the participation of the Company’s Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, the Company’s Chairman and Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006 and September 30, 2006, our disclosure controls and procedures were not effective.

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

Item 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 18, 2006, we awarded an aggregate amount of 39,795 shares of stock to our non-employee directors for services provided to the Company.  All such shares of stock and restricted stock were granted under the Key Energy Group, Inc. 1997 Incentive Plan.  Each of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

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