Form 10-Q
period 2007-03-31
KEY ENERGY SERVICES INC
filed 2007-09-24
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Yes   ☐     No   ☒

As of August 31, 2007, the number of outstanding shares of common stock of the registrant was 131,890,373.

KEY ENERGY SERVICES, INC.

FORWARD-LOOKING STATEMENTS

In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements.  These “forward-looking statements” are based on our current expectations, estimates and projections about the Company, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations.  In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions and are subject to substantial risks and uncertainties.  Actual performance or results may differ materially and adversely.

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

We have completed our financial statements for the years ended December 31, 2004, 2005 and 2006.  On August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for 2005 and 2006.  Due to the delay in the filing of this Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to March 31, 2007.

Item 1.                       CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Key Energy Services, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,712	$88,375
Marketable securities	126,182	61,767
Accounts receivable, net of allowance for doubtful accounts of $13,461 and $12,676 at March 31, 2007 and December 31, 2006, respectively	285,769	272,382
Inventories	20,151	19,505
Prepaid expenses	6,163	4,810
Deferred tax assets	36,213	35,968
Other current assets	6,473	5,799
Total current assets	541,663	488,606

Property, plant and equipment	1,323,608	1,279,980
Accumulated depreciation	(610,650)	(585,689)

Net property, plant and equipment	712,958	694,291

Goodwill	320,902	320,912
Deferred costs, net	9,524	9,952
Notes and accounts receivable - related parties	182	287
Other assets	27,435	27,350

TOTAL ASSETS	$1,612,664	$1,541,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,570	$15,294
Income, sales, use and other taxes	48,633	30,282
Other accrued liabilities	158,515	159,288
Accrued interest	4,181	2,530
Current portion of capital lease obligations	10,831	11,714
Current portion of long-term debt	4,000	4,000
Total current liabilities	242,730	223,108

Capital lease obligations, less current portion	13,123	14,080
Long-term debt, less current portion	391,000	392,000
Workers’ compensation, vehicular, health and other insurance claims	42,149	44,617
Deferred tax liability	119,363	115,826
Other non-current accrued expenses	22,469	21,256

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 131,629,660 and 131,624,038 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	13,213	13,212
Additional paid-in capital	724,136	722,610
Treasury stock, at cost; 497,501 and 497,501 shares at March 31, 2007 and December 31, 2006, respectively	(10,862)	(10,862)
Accumulated other comprehensive loss	(36,774)	(36,284)
Retained earnings	92,117	41,835

Total stockholders’ equity	781,830	730,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,612,664	$1,541,398

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES:
Well servicing	$311,160	$272,916
Pressure pumping	74,077	51,798
Fishing and rental services	23,682	23,244

Total revenues	408,919	347,958

COSTS AND EXPENSES:
Well servicing	175,529	177,065
Pressure pumping	46,533	27,428
Fishing and rental services	13,451	14,129
Depreciation and amortization	29,614	26,814
General and administrative	52,064	49,133
Interest expense	9,348	8,578
Loss (gain) on sale of assets, net	250	(1,936)
Interest income	(1,940)	(1,200)
Other, net	(624)	(483)

Total costs and expenses, net	324,225	299,528

Income before income taxes	84,694	48,430
Income tax expense	(32,504)	(18,367)

NET INCOME	$52,190	$30,063

EARNINGS PER SHARE:
Basic	$0.40	$0.23
Diluted	$0.39	$0.22

WEIGHED AVERAGE SHARES OUTSTANDING:
Basic	131,629	131,339
Diluted	133,915	134,525

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

NET INCOME	$52,190	$30,063
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Foreign currency translation loss	(169)	(279)
Deferred loss from cash flow hedges	(123)	(77)
Deferred loss from available for sale securities	(198)	—
COMPREHENSIVE INCOME, NET OF TAX	$51,700	$29,707

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$52,190	$30,063

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,614	26,814
Accretion expense	131	125
Income from equity investment	(556)	(406)
Amortization of deferred debt issuance costs	428	400
Deferred income tax expense	3,292	1,300
Capitalized interest	(844)	(737)
Loss (gain) on sale of assets	250	(1,936)
Stock-based compensation	2,391	1,531

Changes in working capital:
Accounts receivable	(13,650)	(20,153)
Other current assets	(3,272)	2,641
Accounts payable, accrued interest and accrued expenses	19,395	5,951

Other assets and liabilities	(2,519)	7,004

Net cash provided by operating activities	86,850	52,597

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - Well Servicing	(26,791)	(30,684)
Capital expenditures - Pressure Pumping	(13,576)	(6,402)
Capital expenditures - Fishing and Rental	(4,006)	(1,355)
Capital expenditures - Other	(2,002)	(1,140)
Proceeds from sale of fixed assets	265	7,315
Investment in available for sale securities	(83,077)	—
Proceeds from sale of available for sale securities	18,635	—

Net cash used in investing activities	(110,552)	(32,266)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	(1,000)	(1,000)
Repayments of capital lease obligations	(2,591)	(3,054)

Net cash used in financing activities	(3,591)	(4,054)

Effect of exchange rates on cash	(370)	(918)

Net (decrease) increase in cash and cash equivalents	(27,663)	15,359
Cash and cash equivalents, beginning of period	88,375	94,170
Cash and cash equivalents, end of period	$60,712	$109,529

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.             ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Key Energy Services, Inc. is a Maryland corporation that was organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. We emerged from a prepackaged bankruptcy plan in December 1992 as Key Energy Group, Inc. On December 9, 1998, we changed our name to Key Energy Services, Inc. (“Key” or the “Company”). We believe that we are now the leading onshore, rig-based well servicing contractor in the United States. From 1994 through 2002, we grew rapidly through a series of over 100 acquisitions, and today we provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, oilfield transportation services, cased-hole electric wireline services and ancillary oilfield services, fishing and rental services and pressure pumping services. During 2006 and through the first quarter of 2007, Key conducted well servicing operations onshore in the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and the ArkLaTex and North Texas regions), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), the Appalachian Basin, Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina. During the first quarter of 2007, we were awarded a contract by PEMEX to provide well servicing activities in the Northern region of Mexico.  Operations in Mexico commenced in the second quarter of 2007.  We also provide limited onshore drilling services in the Rocky Mountains, the Appalachian Basin and in Argentina. During 2006 and through the first quarter of 2007, we conducted pressure pumping and cementing operations in a number of major domestic producing basins including California, the Permian Basin, the San Juan Basin, the Mid-Continent region, and in the Barnett Shale of North Texas. Our fishing and rental services are located primarily in the Gulf Coast and Permian Basin regions of Texas, as well as in California and the Mid-Continent region.

Basis of Presentation

The filing of this Quarterly Report on Form 10-Q was delayed due to our restatement and financial reporting process for periods ending December 31, 2003, which began in March 2004. That process was completed on October 19, 2006. Our 2003 Financial and Informational Report on Form 8-K/A, filed with the Securities and Exchange Commission (“SEC”) on October 26, 2006, included an audited 2003 consolidated balance sheet which presented our financial condition as of December 31, 2003 in accordance with Generally Accepted Accounting Principles (“GAAP”). We did not present our other consolidated financial statements in accordance with GAAP as we were unable to determine with sufficient certainty the appropriate period(s) in 2003 or before in which to record certain write offs and write downs that were identified in our restatement process. Our former registered public accounting firm expressed an unqualified opinion that the 2003 balance sheet fairly presented our financial condition on December 31, 2003 in accordance with GAAP. The firm also audited the other financial statements presented in the 2003 Financial and Informational Report. It opined that the financial statements other than the 2003 balance sheet did not fairly present our financial condition or results of operations or cash flows for the periods covered in accordance with GAAP. Investors should refer to the 2003 Financial and Informational Report for a full description of the restatement and financial reporting process for periods prior to 2004.  On August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, which contained audited financial statements for the years ended December 31, 2004, 2005 and 2006, and our Quarterly Reports on Form 10-Q for 2005 and 2006. Due to the delay in the filing of this Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to March 31, 2007.

The accompanying unaudited condensed consolidated financial statements in this report have been prepared in accordance with the instructions for interim financial reporting prescribed by the SEC.  The December 31, 2006 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all the disclosures required by GAAP.  These interim financial statements should be read together with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications.  These reclassifications primarily relate to the recasting of prior periods to conform to a realignment of certain positions that were previously reported as a component of direct expenses that are now reported as general and administrative.  These reclassifications had no affect on previously reported net income.  The following table summarizes the effects of this reclassification on previously reported amounts (in thousands):

	Three Months Ended March 31, 2006
	Amounts as Previously Reported	Effect of Reclassifications	Amounts as Currently Reported

Well servicing costs	$180,756	$(3,691)	$177,065
Pressure pumping costs	28,570	(1,142)	27,428
Fishing and rental costs	15,088	(959)	14,129
General and administrative	43,341	5,792	49,133
Total	$267,755	$—	$267,755

We apply the provisions of EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet Quantitative Thresholds” (“EITF 04-10”) in our segment reporting in Note 8—“Segment Information.” Our contract drilling operations do not meet the quantitative thresholds as described in Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), and, under the provisions of EITF 04-10, since the operating segments meet the aggregation criteria, we have combined information about this segment with other similar segments that individually do not meet the quantitative thresholds in our Well Servicing reportable segment.

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

In determining whether we should consolidate an entity within our financial statements, we apply the provisions of FASB Interpretation No. 46 (as amended), “Consolidation of Variable Interest Entities” (“FIN 46R”). FIN 46R requires that an equity investor in a variable interest entity have significant equity at risk and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity’s expected losses or receive a majority of the entity’s expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics is required to consolidate the variable interest entities created or obtained after March 15, 2004.

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. None of our cash is restricted and we have not entered into any compensating balance arrangements. However, at March 31, 2007, all of our obligations under the Senior Secured Credit Facility (hereinafter defined) were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

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

As of March 31, 2007 and December 31, 2006, the Company had no investments in debt or equity securities that were classified as “trading” or “held to maturity.” In the third quarter of 2006, the Company began investing in Auction-Rate Securities (“ARS”) and Variable-Rate Demand Notes (“VRDN”). These are investments in long-term bonds whose returns are tied to short-term interest rates that are periodically reset, with periods ranging from 7 days to 6 months. As a result of the long-term nature of the underlying security (bonds with contractual lives ranging from 20 to 30 years), the Company accounts for ARS and VRDN investments as “available for sale” securities.  Because the Company can liquidate its position in an ARS or VRDN investment on an interest reset date, and because management does not intend to hold these investments beyond one year, they are classified as current assets in our consolidated balance sheets.

In addition to the ARS and VRDN investments, in the third quarter of 2006 the Company began to invest in 270-day commercial paper and certain other bond investments. These instruments are treated as “available for sale” securities and are carried at fair value as short-term investments on the Company’s Consolidated Balance Sheets, because their maturity dates are within one year of the date of investment. Any unrealized holding gains or losses on these securities are recorded net of tax as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income until the date of maturity, at which point any gains or losses are reclassified into earnings. We use the specific identification method when determining the amount of realized gain or loss upon the date of maturity. The aggregate fair value of our available for sale investments as of March 31, 2007 was approximately $126.2 million.

Inventories

Inventories, which consist primarily of equipment parts for use in our well servicing operations, sand and chemicals for our pressure pumping operations, and supplies held for consumption, are valued at the lower of average cost or market.

Property and Equipment

Asset Retirement Obligations.  In connection with our well servicing activities, we operate a number of Salt Water Disposal (“SWD”) facilities. Our operations involve the transportation, handling and disposal of fluids in our SWD facilities that have been determined to be harmful to the environment. SWD facilities used in connection with our fluid hauling operations are subject to future costs associated with the abandonment of these properties. As a result, we have incurred costs associated with the proper storage and disposal of these materials. In accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize a liability for the fair value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset. We depreciate the additional cost over the estimated useful life of the assets. Significant judgment is involved in estimating future cash flows associated with such obligations, as well as the ultimate timing of those cash flows. If our estimates of the amount or timing of the cash flows change, such changes may have a material impact on our results of operations.  Amortization of the assets associated with asset retirement obligations was $0.1 million and $0.1 million for the quarters ended March 31, 2007, and 2006, respectively.

Asset and Investment Impairments.  We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in reviewing our long-lived assets and investments for possible impairment. This statement requires that long-lived assets held and used by us, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, we group our long-lived assets on a division-by-division basis and compare the estimated future cash flows of each division to the division’s net carrying value. The division level represents the lowest level for which identifiable cash flows are available. We would record an impairment charge, reducing the division’s net carrying value to an estimated fair value, if its estimated future cash flows were less than the division’s net carrying value. “Trigger events,” as defined in SFAS 144, that cause us to evaluate our fixed assets for recoverability and possible impairment may include market conditions, such as adverse changes in the prices of oil and natural gas, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for a division involves significant judgment and estimates. As of March 31, 2007 and December 31, 2006, no trigger events had been identified by management.

Change in Useful Lives.  In the first quarter of 2007, management reassessed the estimated useful lives assigned to all of its equipment due to the higher activity and utilization levels experienced under recent market conditions. As a result, the maximum estimated useful lives of certain assets were adjusted to reflect higher utilization. Included in this change is a reduction in the useful life expected for a well service rig, which was reduced from an average expected life of 17 years to 15 years. Management also determined that the life assigned to a self-remanufactured well service rig should be the same as the 15-year life assigned to a well service rig acquired from third parties.

The following table identifies the impact of this change in depreciation and amortization expense in the three months ended March 31, 2007 (in thousands):

Three Months Ended March 31, 2007
Depreciation and amortization expense using prior lives	$27,449
Impact of change	2,165
Depreciation and amortization expense, as reported	$29,614

Diluted earnings per share using prior lives	$0.41
Impact of change on diluted earnings per share	(0.02)
Diluted earnings per share, as reported	$0.39

As a result of the change, the estimated useful lives of the Company’s asset classes are as follows:

Description	Years
Well service rigs and components	3 - 15
Oilfield trucks, trailers and related equipment	7 - 12
Motor vehicles	3 - 5
Fishing and rental tools	4 - 10
Disposal wells	15 - 30
Furniture and equipment	3 - 7
Buildings and improvements	15 - 30

Goodwill and Other Intangible Assets

Goodwill results from business acquisitions and represents the excess of acquisition costs over the fair value of the net assets acquired. We account for goodwill and other intangible assets under the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their expected useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. We conduct annual impairment assessments, the most recent affecting this report as of December 31, 2006. The assessment did not result in an indication of goodwill impairment.

Our intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents and trademarks. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. The cost and accumulated amortization are retired when the noncompete agreement is fully amortized and no longer enforceable. Amortization expense for patents and trademarks is calculated using the straight-line method over the useful life of the patent or trademark, ranging from five to seven years.  Amortization of noncompete agreements for the quarters ended March 31, 2007 and 2006 was $0.5 million and $0.6 million, respectively.  Amortization of patents and trademarks for the quarters ended March 31, 2007 and 2006 was $0.2 million and $0.1 million, respectively.  During the three months ended March 31, 2007, the Company capitalized less than $0.1 million of costs associated with patents and trademarks.  No costs associated with noncompete agreements were capitalized during the first quarter of 2007.

Derivative Instruments and Hedging Activities

The Company applies Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by Statement of Financial Accounting Standards No. 137, No. 138 and No. 149 (“SFAS 137,” “SFAS 138,” and “SFAS 149,” respectively; collectively, “SFAS 133, as amended”) in accounting for derivative instruments. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets and liabilities on the balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge, and if so, the type of hedge. For derivatives designated as cash flow hedges, the effective portion of the change in the fair value of the hedging instrument is recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of changes in the fair value of the hedging instrument is recognized currently in earnings.

To account for a financial instrument as a hedge, the contract must meet the following criteria: the underlying asset or liability must expose the Company to risk that is not offset in another asset or liability, the hedging contract must reduce that risk, and the instrument must be properly designated as a hedge at the inception of the contract and throughout the contract period. To be an effective hedge, there must be a high correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability, such that changes in the market value of the financial instrument and the anticipated future cash flows would be offset by the effect of price changes on the exposed items.

In March 2006, under the terms of our Senior Secured Credit Facility, the Company was required to mitigate the risk of changes in future cash flows posed by changes in interest rates associated with the variable-rate interest term loan portion of our Senior Secured Credit Facility. We entered into two interest rate swap arrangements in order to offset this risk. The swaps are classified as derivative instruments and were designated at inception as cash flow hedges. Management believes that these instruments were highly effective at inception to offset changes in the future cash flows of the underlying liabilities and will continue to be highly effective throughout the life of the hedge. See Note 3—“Derivative Financial Instruments” for further discussion.

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

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
	(in thousands, except per share data)

Basic EPS Computation:
Numerator
Net income	$52,190	$30,063

Denominator
Weighted average shares outstanding	131,629	131,339

Basic earnings per share	$0.40	$0.23

Diluted EPS Computation:
Numerator
Net income	$52,190	$30,063

Denominator
Weighted average shares outstanding	131,629	131,339
Stock options	1,717	2,635
Warrants	569	551
	133,915	134,525

Diluted earnings per share	$0.39	$0.22

The diluted earnings per share calculation for the quarters ended March 31, 2007 and 2006 excludes the potential exercise of 18,000 and zero stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive.

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which we adopted on January 1, 2006 using the modified prospective transition method.

Beginning in June 2005 we began making grants of restricted shares of common stock to certain of our employees and non-employee directors.  These shares have vesting periods ranging from zero to three years. Subject to the provisions of SFAS 123(R), the Company recognizes expense in earnings equal to the fair value of the shares vesting during the period, net of actual and estimated forfeitures.

In December 2006, the Company began granting “Phantom Shares” to certain of its employees, which vest ratably over a four-year period from the date of grant.  The Phantom Shares convey the right to the grantee to receive a cash payment on each anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date.  Grantees are not permitted to defer the payout to a later date.  The Phantom Shares qualify as a “liability” type award under SFAS 123(R); as such, the Company accounts for the Phantom Shares at fair value, with an offsetting liability recorded on our Consolidated Balance Sheets.  Changes in the fair value of the liability, net of estimated and actual forfeitures, are recorded currently in earnings as compensation expense.

Foreign Currency Gains and Losses

The local currency is the functional currency for our foreign operations in Argentina. The cumulative translation gains and losses, resulting from translating each foreign subsidiary’s financial statements from the functional currency to U.S. dollars, are included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity.

New Accounting Pronouncements

FIN No. 48 and FSP FIN 48-1. On July 12, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification of SFAS 109, “Accounting for Income Taxes” with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position.  FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007 and recorded a $1.3 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting these standards.  See Note 2–“Income Taxes” for further discussion of the impact of the adoption of these standards.

FSP EITF 00-19-2.     In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses accounting for Registration Payment Arrangements (“RPAs”), which are provisions within financial instruments such as equity shares, warrants or debt instruments in which the issuer agrees to file a registration statement and to have that registration statement declared effective by the SEC within a specified grace period. If the registration statement is not declared effective within the grace period or its effectiveness is not maintained for the period of time specified in the RPA, the issuer must compensate its counterparty. The FASB Staff concluded that the contingent obligation to make future payments or otherwise transfer consideration under a RPA should be recognized as a liability and measured in accordance with SFAS 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” and that the RPA should be recognized and measured separately from the instrument to which the RPA is attached.

In January 1999, the Company completed the private placement of 150,000 units (the “Units”) consisting of $150.0 million of 14% Senior Subordinated Notes due January 25, 2009 (the “14% Senior Subordinated Notes”) and 150,000 warrants to purchase an aggregate of approximately 2.2 million shares of the Company’s common stock at an exercise price of $4.88125 per share (the “Warrants”). As of March 31, 2007, 63,500 Warrants had been exercised, leaving 86,500 Warrants outstanding that were exercisable for an aggregate of approximately 1.3 million shares.

Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to make semiannual liquidated damages payments for periods in which an effective registration statement is not maintained. Due to our failure to file our SEC reports in a timely manner, we have been unable to maintain an effective registration statement covering the Warrants. The requirement to make liquidated damages payments under the terms of the Warrant agreement constitutes a RPA under the provisions of FSP EITF 00-19-2. As prescribed by the transition provisions of FSP EITF 00-19-2, on January 1, 2007, the Company recorded a current liability of approximately $1.0 million on its balance sheet, which is equivalent to the payments for the Warrant RPA for one year, and we recorded an offsetting adjustment to the opening balance of retained earnings.  This amount represents the low end of a range of possible outcomes. If we continue to be unable to maintain an effective registration statement with the SEC, the total amount of liquidated damages payable under the Warrant RPA during 2007 could be as high as $1.4 million. Any subsequent changes in the carrying value of the RPA liability will be recorded in earnings as other income and expense.

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

SFAS 158.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS 158”). SFAS 158 requires an entity that is the sponsor of a plan within the scope of the statement to (a) recognize on its balance sheet as an asset a plan’s over-funded status or as a liability such plan’s under-funded status; (b) measure a plan’s assets and obligations as of the end of the entity’s fiscal year; and (c) recognize changes in the funded status of its plans in the year in which changes occur through adjustments to other comprehensive income. We adopted the provisions of this standard on December 31, 2006. Because the Company is not a sponsor of a defined postretirement benefit plan as defined by SFAS 158, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FSP AUG AIR-1.  In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the “accrue-in-advance” method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We adopted FSP AUG AIR-1 on January 1, 2007.  The adoption of this standard did not materially impact our financial position, results of operations, or cash flows.

SFAS 159.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Companies choosing such an election would report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting period. This standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations, or cash flows.

2.             INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2007 and 2006 was 38.4% and 37.9%, respectively.  The primary difference between the statutory rate of 35% and our effective tax rate relates to state taxes, which increased during 2007 primarily due to the new Texas Margins Tax, which took effect on January 1, 2007.

FIN No. 48 and FSP FIN 48-1. On July 12, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification of SFAS 109, “Accounting for Income Taxes” with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position.  FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007 and recorded a $1.3 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting these standards.  As of January 1, 2007, we had approximately $3.9 million of unrecognized tax benefits, which, if recognized, would impact our effective tax rate. We are subject to U.S. Federal Income Tax as well as income taxes in multiple state jurisdictions. We have substantially concluded all U.S. federal and state income tax matters through the year ended December 31, 2002.

We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense.  We have accrued approximately $1.2 million and $1.0 million for the payment of interest and penalties as of March 31, 2007 and January 1, 2007, respectively. We do not expect any substantial changes within the next 12 months related to uncertain tax positions.

3.             DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to risks due to potential changes in interest rates associated with the variable-rate interest term loan of our Senior Secured Credit Facility. As of March 31, 2007, our variable-rate interest debt instruments comprised 100% of our total debt, excluding our capital lease obligations. Based on this exposure, and because of provisions contained in our Senior Secured Credit Facility, on March 10, 2006 we entered into two $100.0 million notional amount interest rate swaps to effectively fix the interest rate on a portion of our variable-rate debt. These swaps meet the criteria of derivative instruments.

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

As of March 31, 2007, we recorded $0.2 million in current assets, less than $0.1 million in long-term assets and $0.1 million in long-term liabilities in our Consolidated Balance Sheets, based on the fair value of our derivative instruments on that date. During the three months ended March 31, 2007, amounts recorded related to the ineffective portion of our cash flow hedges were less than $0.1 million. No amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows in any of the periods.  During the three months ended March 31, 2007, no amounts were reclassified to earnings in connection with forecasted transactions whose occurrence was no longer considered probable.

4.             INVESTMENT IN IROC SYSTEMS CORP.

As of March 31, 2007 and December 31, 2006, we owned 8,734,469 shares of   IROC Systems Corp. (“IROC”), an Alberta-based oilfield services company. This represented approximately 19.8% and 23.0% of IROC’s outstanding common stock on March 31, 2007 and December 31, 2006, respectively. IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $1.64 and $2.10 CDN per share on March 31, 2007 and December 31, 2006, respectively.  Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, serve on the board of directors of IROC.

We have significant influence over the operations of IROC through our ownership interest and representation on IROCs board of directors, but do not control it.  We account for our investment in IROC using the equity method.  Our ownership interest percentage in IROC declined as a result of IROC issuing additional common stock during the quarter ended March 31, 2007. Our investment in IROC totaled $11.2 million and $10.7 million as of March 31, 2007 and December 31, 2006, respectively, and is recorded in our Condensed Consolidated Balance Sheets as a component of other non-current assets.  The pro-rata share of IROC’s earnings and losses to which we are entitled are recorded in our Condensed Consolidated Statements of Operations as a component of other income and expense, with an offsetting increase or decrease to the value of our investment, as appropriate.  Any earnings distributed back to us from IROC in the form of dividends would result in a decrease in the value of our equity investment.

We recorded $0.6 million and $0.5 million, respectively, of equity income related to our investment in IROC for the quarters ended March 31, 2007 and 2006.  During those time periods, no earnings were distributed back to us by IROC in the form of dividends.

5.             LONG-TERM DEBT

The components of our long-term debt are as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Senior Credit Facility Term Loans	$395,000	$396,000
Capital lease obligations	23,954	25,794
	418,954	421,794
Less: current portion	(14,831)	(15,714)
Total long-term debt	$404,123	$406,080

Senior Secured Credit Facility

On July 29, 2005, we entered into a Credit Agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of (i) a revolving credit facility of up to an aggregate principal amount of $65.0 million, which will mature on July 29, 2010, (ii) a senior term loan facility in the original aggregate amount of $400.0 million, which will mature on June 30, 2012, and (iii) a prefunded letter of credit facility in the aggregate amount of $82.3 million, which will mature on July 29, 2010. The revolving credit facility includes a $25.0 million sub-facility for additional letters of credit. The proceeds from the term loan facility, along with cash on hand were used to refinance our then-existing 8.375% Senior Notes and our then-existing 6.375% Senior Notes. The revolving credit facility may be used for general corporate purposes.

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

The Senior Secured Credit Facility contains certain covenants, which, among other things, require us to maintain a consolidated leverage ratio (defined generally as the ratio of consolidated total debt to consolidated EBITDA) as follows:

Consolidated
Fiscal Quarter	Leverage Ratio
Fourth Fiscal Quarter, 2005	3.5 : 1.0
First Fiscal Quarter, 2006	3.0 : 1.0
Second Fiscal Quarter, 2006	3.0 : 1.0
Third Fiscal Quarter, 2006 and thereafter	2.75 : 1.0

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

Second Amendment to Senior Secured Credit Facility

On November 21, 2006, we again amended the Senior Secured Credit Facility (the “Second Amendment”) to (i) allow the Company until July 31, 2007 to file its 2006 Annual Report on Form 10-K, quarterly reports for 2005 and 2006, and quarterly reports for 2007 that were then due, and to waive any defaults due to the failure to file compliant SEC reports for prior periods; (ii) reduce the Eurodollar interest rate spread from 3.75% to 2.50% and commitment fees from 0.50% to 0.375%; (iii) increase the limitation on annual capital expenditures through 2009 to $225.0 million; (iv) increase the permitted stock repurchase basket from $50.0 million to $250.0 million and permit repurchases before the Company has made all required SEC filings; (v) increase the permitted acquisitions basket from $50.0 million to $100.0 million; and (vi) eliminate the provision requiring the Company to prepay the term loan with excess cash flow. We paid a total of $0.5 million in fees and other expenses in connection with the Second Amendment.

As of March 31, 2007, the Company had no borrowings under the revolving credit facility of the Senior Secured Credit Facility and had $395.0 million borrowed at three-month Eurodollar rates, plus a margin of 2.50%. As described above, the Company has interest rate swaps that hedge a portion of the interest rate expense on the term loan.

On July 27, 2007, we entered into a third amendment with respect to the Senior Secured Credit Facility.  See Note 9—“Subsequent Events,” for a discussion of the third amendment.

Interest Expense

Interest expense for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Cash payments	$6,835	$8,264
Commitment and agency fees paid	1,278	711
Amortization of deferred issuance costs	428	400
Net change in accrued interest	1,651	(60)
Capitalized interest	(844)	(737)
Total interest expense	$9,348	$8,578

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

Litigation with Former Officers and Employees.  On April 7, 2006, we delivered a notice to our former chief executive officer, Francis D. John, of our intention to treat his termination of employment effective May 1, 2004, as “for Cause” under his employment agreement with us. In response to the notice, Mr. John filed a lawsuit against us in the U.S. District Court for the Southern District of Texas, Houston Division, on May 19, 2006, in which he alleged, among other things, that we breached stock option agreements and his employment agreement. On June 13, 2006, we filed an answer and counterclaim denying Mr. John’s claims and asserting claims against Mr. John for breach of contract and declaratory judgment including, among other things, a declaration that “Cause” exists under Mr. John’s employment agreement. On June 20, 2007 we settled our litigation with Mr. John for $23 million.

We have also been named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of good faith and fair dealing, breach of fiduciary duty, and wrongful termination. Mr. Loftis previously filed his “whistle-blower” claim with the Department of Labor (“DOL”), which found that there was no reasonable cause to believe that we violated the Sarbanes-Oxley Act when we terminated Mr. Loftis and dismissed the complaint. On July 28, and October 2, 2006, Key moved to dismiss the lawsuit for lack of jurisdiction over Key Energy or for lack of venue.  On June 28, 2007, the Court denied our motions but on its own motion transferred the case to the U.S. District Court for the Eastern District of Pennsylvania.

On July 6, 2007, we delivered a notice to Mr. Loftis, through his counsel, of our intention to treat his termination of employment effective July 8, 2004 as “for cause” under his employment agreement.  On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract, and breach of fiduciary duties.  In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $815,000) plus benefits paid during the period July 8, 2004 to September 21, 2004, as well as damages relating to the allegations of malpractice and breach of fiduciary duties.  On September 21, 2007, the Company’s Board of Directors determined that Mr. Loftis should be terminated “for cause” effective July 8, 2004, and further found that his vested and unvested stock options should be deemed expired.

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

We are vigorously defending against these claims; however, we cannot predict the outcome of the lawsuits.

Class Action Suits and Derivative Actions.  Since June 2004, we have been named as a defendant in six class action complaints for alleged violations of federal securities laws, which have been filed in federal district court in Texas. These six actions have been consolidated into one action. On November 1, 2005, the plaintiffs filed a consolidated amended class action complaint. The complaint generally alleges that we made false and misleading statements and omitted material information from our public statements and SEC reports during the class period in violation of the Securities Exchange Act of 1934, including alleged: (i) overstatement of revenues, net income, and earnings per share, (ii) failure to take write-downs of assets, consisting of primarily idle equipment, (iii) failure to amortize the Company’s goodwill, (iv) failure to disclose that the Company lacked adequate internal controls and therefore was unable to ascertain the true financial condition of the Company, (v) material inflation of the Company’s financial results at all relevant times, (vi) misrepresentation of the value of acquired businesses, and (vii) failure to disclose misappropriation of funds by employees.

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

On September 7, 2007, the Company reached agreements in principle to settle all pending securities class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants.  The Company’s contribution to the settlement, net of payments by its insurers and contributions from other defendants, will amount to $1.0 million.  The Company has recorded a liability in this amount for the quarter ended March 31, 2007.  The settlement is subject to completion of documentation and court approval following notices to all potential claimants eligible for class participation.  A preliminary approval hearing is scheduled for October 24, 2007, with a final hearing scheduled on March 25, 2008.

Tax Audits.  We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors. As of March 31, 2007, we have recorded reserves for future potential liabilities as a result of these audits that management feels are appropriate. While we have fully reserved for these assessments, the ultimate amount of settlement can vary from this estimate. In connection with our Egyptian operations, we are undergoing income tax audits for all periods in which we had operations.  Based on information as of the period covered by this report, we have determined that additional income taxes will be owed and have recorded a liability of approximately $1.1 million.

Self-Insurance Reserves.  We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. As of March 31, 2007 and December 31, 2006, we have recorded $64.7 million and $69.0 million, respectively, of self-insurance reserves related to worker’s compensation, vehicular liabilities and general liability claims.

Environmental Remediation Liabilities.  For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated.  Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, whereas our litigation reserves do reflect the application of our insurance coverage. As of March 31, 2007 and December 31, 2006, we have recorded $4.5 million and $4.6 million, respectively, for our environmental remediation liabilities.

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

Well Service Rig Purchase Contract.  In October 2005, we entered into a purchase and sale agreement to acquire 30 well service rigs, with the option to acquire more under the terms of the agreement.  Through March 31, 2007 we have ordered five additional rigs under this option and have received delivery of 21 rigs.  The purchase and sale agreement is cancelable at our option at any time. Should we cancel the agreement prior to taking delivery of the 30 well service rigs, we may be required to refund to the seller the amount of the contractual discount provided by the seller on the previously delivered well service rigs.

7.             STOCKHOLDERS’ EQUITY

Common Stock

On March 31, 2007, we had 200,000,000 shares of common stock authorized with a $0.10 par value, of which 131,629,660 shares were issued and outstanding, net of 497,501 of shares held in treasury, and no dividends had been declared or paid.  On December 31, 2006, we had 200,000,000 shares of common stock authorized with a $0.10 par value, of which 131,624,038 shares were issued and outstanding, net of 497,501 shares held in treasury, and no dividends had been declared or paid.

Common Stock Warrants

On January 22, 1999, in connection with a private placement offering, we issued 150,000 Warrants to purchase approximately 2.2 million shares of the Company’s common stock at an exercise price of $4.88125 per share.  Through March 31, 2007, 63,500 Warrants had been exercised, providing $4.2 million of proceeds to us and leaving 86,500 Warrants outstanding, which are potentially convertible into an aggregate of approximately 1.3 million shares of the Company’s common stock. On the date of issuance, the value of the Warrants was estimated at $7.4 million and was classified as equity. Under the terms of the Warrants, we are required to maintain an effective registration statement with the SEC covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required make semiannual liquidated damages payments for periods in which an effective registration statement is not maintained. We have been unable to maintain an effective registration statement due to our failure to timely file our SEC reports. As a result, we paid liquidated damages starting at $0.05 per Warrant per week and escalating to $0.20 per Warrant per week. The total amounts paid to the holders of the Warrants were $0.5 million and $0.5 million during the three months ended March 31, 2007 and 2006, respectively.

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

Under the 1997 Incentive Plan, Key may grant the following awards to certain key employees, directors who are not employees (“Outside Directors”) and consultants of Key, our controlled subsidiaries, and our parent corporation, if any: (i) incentive stock options (“ISOs”) as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”), (ii) “nonstatutory” stock options (“NSOs”), (iii) stock appreciation rights (“SARs”), (iv) shares of restricted stock, (v) performance shares and performance units, (vi) other stock-based awards and (vii) supplemental tax bonuses (collectively, “Incentive Awards”). ISOs and NSOs are sometimes referred to collectively herein as “Options.”  All Options granted have a maximum contractual life of ten years.

Key may grant Incentive Awards covering an aggregate of the greater of (i) 3.0 million shares of our common stock or (ii) 10% of the shares of our common stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of our common stock from the previous calendar quarter shall not result in a decrease in the number of shares available for issuance under the 1997 Incentive Plan.  As of March 31, 2007, the number of shares of our common stock that may be covered by Incentive Awards was approximately 13.2 million shares.  As of that date, approximately 2.0 million Incentive Awards could still be issued under the 1997 Incentive Plan.

The following table summarizes the stock option activity related to the plans for the three months ended March 31, 2007 (options in thousands):

	Options	Weighted-average Exercise Price	Weighted-average Fair Value

Outstanding at beginning of year	5,829	$9.46	$4.94
Granted	—	$—	$—
Exercised	—	$—	$—
Cancelled or expired	(25)	$12.17	$5.41
Outstanding at end of period	5,804	$9.45	$4.94

Exercisable at end of period	4,776	$8.42	$4.51

The following tables summarize information about the stock options outstanding at March 31, 2007 (options in thousands):

	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding, March 31, 2007	Weighted Average Exercise Price	Weighted Average Fair Value

Range of Exercise Prices:
$3.00 - $7.44	2.27	968	$4.87	$3.44
$7.45 - $8.43	4.49	1,260	$8.16	$4.46
$8.44 - $9.75	3.53	1,175	$8.63	$5.44
$9.76 - $11.75	6.41	1,039	$10.29	$4.21
$11.76 - $16.25	7.44	1,362	$13.96	$6.56
	4.96	5,804	$9.45	$4.94

	Number of Options Exercisable, March 31, 2007	Weighted Average Exercise Price	Weighted Average Fair Value

Range of Exercise Prices:
$3.00 - $7.44	968	$4.87	$3.44
$7.45 - $8.43	1,260	$8.16	$4.46
$8.44 - $9.75	1,150	$8.64	$5.44
$9.76 - $11.75	1,023	$10.28	$4.19
$11.76 - $16.25	375	$12.74	$5.49
	4,776	$8.42	$4.51

During the three months ended March 31, 2007 and 2006, we recognized approximately $0.5 million and $0.4 million, respectively, in compensation expense associated with options.

Common Stock Awards

In June 2005, we began granting shares of common stock to our outside directors and certain employees. These shares are restricted as to exercisability and transferability, have required service periods in certain cases before they are vested, and are subject to forfeiture. The vesting periods on these grants range from zero (immediately vested) to three years. The total fair market value of all common stock awards granted during the three months ended March 31, 2007 and 2006 was $0.1 million and $0.1 million, respectively.

In June 2006, pursuant to the agreement under which they were issued restricted stock, certain of the Company’s officers had a number of common shares withheld in order to satisfy those individuals’ income tax obligations associated with the vesting of the first tranche of shares that were conveyed to them in June 2005. In this transaction, the Company purchased 80,835 shares from the officers, which had a fair market value of approximately $1.2 million on the purchase date. We accounted for this as a treasury stock transaction. One of the officers was permitted to have an amount withheld that was in excess of the required minimum required withholding under current tax law. Under SFAS 123(R), we are required to account for this grant as a liability award. Compensation expense for this award for the three months ended March 31, 2007 was less than $0.1 million.

We issued a total of 5,622 common shares to an outside director during the three months ended March 31, 2007 at an issuance price of $15.12 per share. This award vested immediately. At March 31, 2007, 344,158 common share awards were vested, at a weighted average issuance price of $12.35 per share.  At December 31, 2006, 338,534 common share awards were vested, at a weighted-average issuance price of $12.30 per share.

As of March 31, 2007, there were 575,000 unvested common stock awards outstanding, at a weighted-average issuance price of $14.26 per share.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock grants that do not immediately vest, we recognize compensation cost ratably over the vesting period of the grant, net of actual and estimated forfeitures. For the three months ended March 31, 2007 and 2006, we recognized $1.0 million and $1.1 million, respectively, of pre-tax expense related to common stock awards, net of estimated and actual forfeitures.  Associated with the expense recognized during the current quarter ended March 31, 2007, we recognized tax benefits of $0.4 million.

Phantom Share Awards

In December 2006, the Company announced the implementation of a “Phantom Share Plan,” pursuant to which certain of the Company’s employees were granted “Phantom Shares.”  The Phantom Shares vest ratably over a four-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date.  Grantees are not permitted to defer the payment to a later date.  The Phantom Shares qualify as a “liability” type award under SFAS 123(R), and as such, we account for these awards at fair value.  We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of service requirement that has been performed, net of estimated and actual forfeitures, with an offsetting liability recorded on our Consolidated Balance Sheets.  During the three months ended March 31, 2007, we recognized approximately $0.9 million of pre-tax compensation expense associated with the Phantom Shares, and have recorded a current liability of approximately $0.4 million and a long-term liability of approximately $0.5 million as of March 31, 2007.  Associated with the expense recognized during the current quarter ended March 31, 2007, we recognized tax benefits of $0.3 million.

8.             SEGMENT INFORMATION

For 2007, our reportable business segments are Well Servicing, Pressure Pumping and Fishing and Rental.

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

The following table sets forth our segment information as of and for the periods ended March 31, 2007 and March 31, 2006, respectively:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2007:
Operating revenues	$311,160	$74,077	$23,682	$—	$—	$—	$408,919
Gross margin	135,631	27,544	10,231	—	—	—	173,406
Depreciation and amortization	19,767	3,936	2,346	3,565	—	—	29,614
Interest expense	(167)	(143)	(71)	9,729	—	—	9,348
Net income (loss)	98,034	21,018	5,433	(72,295)	—	—	52,190
Propery, plant and equipment, net	527,700	107,282	37,970	40,006	—	—	712,958
Total assets	1,016,134	212,092	79,832	172,621	624	131,361	1,612,664
Capital expenditures, excluding acquisitions	(26,791)	(13,576)	(4,006)	(2,002)	—	—	(46,375)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Discontinued Operations	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2006:
Operating revenues	$272,916	$51,798	$23,244	$—	$—	$—	$347,958
Gross margin	95,851	24,370	9,115	—	—	—	129,336
Depreciation and amortization	20,075	2,362	1,590	2,787	—	—	26,814
Interest expense	(139)	(210)	3	8,924	—	—	8,578
Net income (loss)	59,111	19,934	4,834	(53,816)	—	—	30,063
Propery, plant and equipment, net	484,324	76,557	27,352	34,263	—	—	622,496
Total assets	948,511	156,402	70,356	405,630	658	(207,178)	1,374,379
Capital expenditures, excluding acquisitions	(30,684)	(6,402)	(1,355)	(1,140)	—	—	(39,581)

Operating revenues for our foreign operations were $20.4 million and $17.2 million for the three months ended March 31, 2007 and 2006, respectively. Gross margins for our foreign operations were $4.2 million and $4.8 million for the quarters ended March 31, 2007 and 2006, respectively.  We had $89.4 million and $77.5 million of identifiable assets related to our foreign operations as of March 31, 2007 and December 31, 2006, respectively. Capital expenditures for our foreign operations were $2.5 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.

9.             SUBSEQUENT EVENTS

Third Amendment to Senior Secured Credit Facility

On July 27, 2007, the Company entered into a Third Amendment to our Senior Secured Credit Facility. The amendment (i) eliminated the $100 million limitation on permitted acquisitions; (ii) increased the permitted stock repurchase basket from $250.0 million to $300.0 million; (iii) extended until August 31, 2007, the date by which we were required to file our Annual Report on Form 10-K for the year ended December 31, 2006, and the date by which we were required to file our quarterly reports on Form 10-Q for 2005 and 2006; and (iv) extended until October 31, 2007, the date by which we must file this quarterly report and our quarterly report for the period ending June 30, 2007.

Stock Acquisition

On September 5, 2007, the Company, through its wholly-owned Canadian subsidiaries, purchased all of the shares of Advanced Measurements Inc. and Formsoft Inc, two privately-held Canadian technology entities focused on oilfield service equipment controls, data acquisition, and digital information work flow.    Contemporaneous with the acquisition, the acquired entities were merged with Key’s Alberta subsidiary and will be known as Advanced Measurements Inc., or AMI.   The purchase price was $8.39 million in cash, which includes deferred cash payments up to a maximum of $1.78 million.  Key also assumed approximately $3.0 million in debt.  In addition, in connection with the acquisition, the Company acquired a 48% ownership interest, with the right to acquire an additional 3% interest, in Advanced Flow Technologies, Inc., a privately-held Canadian technology company focused on low cost wireless gas well production monitoring.

Execution of Moncla Stock Purchase Agreement

On September 19, 2007, Key Energy Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a stock purchase agreement to acquire Moncla Well Service, Inc. and related entities (“Moncla”).  Collectively, the Moncla  assets include 53 rigs, of which 37 are daylight rigs for well servicing and workovers and eight are twenty-four hour rigs for shallow drilling, sidetracking and deep workovers.  In addition, the Moncla companies operate eight barge rigs, and own rig-up, swab, hot oil and anchor trucks, tubing testing units and rental equipment.  The Moncla companies currently operate in Texas, Louisiana, Mississippi, Alabama and Florida.

The purchase price for Moncla is $145.0 million, of which $112.5 million will be paid in cash at closing, with the balance consisting of $22.5 million notes payable to the sellers, and the assumption of approximately $10.0 million in long-term debt.  The closing of the stock purchase agreement is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the satisfaction of other customary closing conditions.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2007 and for the three months ended March 31, 2007 and 2006, included elsewhere herein.

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

We operate in three business segments:

Well Servicing:

We provide a broad range of well services, including rig-based services, oilfield transportation services and ancillary oilfield services.  Our well service rig fleet is used to perform four major categories of rig services for our customers: (i) maintenance, (ii) workover, (iii) completion, and (iv) plugging and abandonment services.  Our fluid transportation services include: (i) vacuum truck services, (ii) fluid transportation services, and (iii) disposal services for operators whose oil or natural gas wells produce saltwater and other fluids.  In addition, we are a supplier of frac tanks which are used for temporary storage of fluids used in conjunction with fluid hauling operations and we also provide cased-hole electric wireline services.

Pressure Pumping Services:

We provide a broad range of stimulation and completion services, also known as pressure pumping services.  Our primary services include well stimulation and cementing services.  Well stimulation includes fracturing, nitrogen and acidizing services.  These services (which may be used in completion and workover services) are used to enhance the production of oil and natural gas wells from formations which exhibit restricted flow of oil and natural gas.  In the fracturing process, we typically pump fluid and sized sand, or proppants, into a well at high pressure in order to fracture the formation and thereby increase the flow of oil and natural gas.  With our cementing services, we pump cement into a well between the casing and the wellbore.   We provide pressure pumping services in the Permian Basin of Texas, the Barnett Shale of North Texas, the Mid-Continent region of Oklahoma and in the San Juan Basin.  In addition, we provide cementing services in California.

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

Performance Measures

In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis.  Historically, our activity levels have correlated well with the capital spending by oil and natural gas producers.  When commodity prices are strong, capital spending tends to be high, as illustrated by the Baker Hughes land drilling rig count.  As the following table indicates, the land drilling rig count increased significantly over the past several quarters while commodity prices, both oil and natural gas, remained strong.

	WTI Cushing	NYMEX Henry Hub	Average Baker Hughes
	Crude Oil	Natural Gas	Land Drilling Rigs

2006:
First Quarter	$63.27	$7.84	1,440
Second Quarter	$70.41	$6.65	1,539
Third Quarter	$70.42	$6.17	1,626
Fourth Quarter	$59.98	$7.24	1,634

2007:
First Quarter	$58.08	$7.18	1,651

Internally, we measure activity levels primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked.  Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we provide fewer rig and trucking services, which results in lower hours worked.  We publicly release our monthly rig and trucking hours.  The following table presents our quarterly rig and trucking hours from 2006 through the first quarter of 2007.

	Rig Hours	Trucking Hours
2006:
First Quarter	663,819	609,317
Second Quarter	679,545	602,118
Third Quarter	677,271	587,129
Fourth Quarter	637,994	578,471
Total 2006:	2,658,629	2,377,035

2007:
First Quarter	625,748	571,777

Market Conditions – March 2007 Quarter

Industry fundamentals in the U.S. marketplace remained strong during the March 2007 quarter as crude oil prices averaged $58.08 per barrel and natural gas prices averaged $7.18 per MMbtu.  These prices are high relative to historical commodity prices.  Concurrent with the strong commodity price environment, many of our customers announced flat-to-slightly higher capital spending plans for 2007 as compared to 2006.  Through the March 2007 quarter, we believe that most oil and natural gas producers had, in fact, increased spending as evidenced by the strength in the Baker Hughes land drilling rig count which averaged 1,651 rigs during the March 2007 quarter, compared to an average of approximately 1,560 in all of 2006.

Despite the strong industry fundamentals, we experienced year-over-year decreases in both our rig and trucking hours.  Our rig hours declined from 663,819 in the March 2006 quarter to 625,748 hours in the March 2007 quarter while our trucking hours declined from 609,317 hours to 571,777 hours during the comparable periods.  We believe that the decrease is tied primarily to the effects of new capacity in the well servicing industry and to a lesser extent the inclement weather that impacted our operations in January and February of 2007.  In addition, our strategy has been and continues to be to maximize the price for the services we provide and we believe that some customers elected to utilize the services of our lower-priced competitors.

Current Market Conditions – From March 31, 2007 through August 31, 2007

Industry fundamentals in the U.S. marketplace remain strong as crude oil prices averaged $64.97 per barrel during the June 2007 quarter and averaged approximately $72.36 per barrel during the month of August.   While natural gas prices averaged $7.66 per MMbtu during the June 2007 quarter, natural gas prices have since fallen and averaged approximately $6.14 per MMbtu during the month of August.  Industry activity levels, as measured by the Baker Hughes land drilling rig count, stabilized during the June 2007 quarter as the rig count averaged 1,680 rigs compared to 1,651 rigs in the March 2007 quarter.   The drilling rig count totaled 1,754 on August 31, 2007.

According to the Energy Information Association, there was approximately 3.0 Tcf of natural gas in storage as of August 31, 2007.  This is 11.9% higher than the five-year average and the current high levels of natural gas storage have led to decline in natural gas prices from the June 2007 quarter through the month of August.   Although natural gas prices have declined from earlier this year, the NYMEX 12-month strip averaged over $7.00 per MMbtu as of August 31, 2007, a level which is still strong for oil and natural gas producers.

Despite the recent declines in natural gas prices, there does not appear to be an impact to U.S. natural gas-directed drilling.  In fact, the Baker Hughes land drilling rig count totaled 1,754 on August 31, 2007, which is a 20-year high.  While there is typically a lag between the time commodity prices change and when drilling levels are impacted, recent oilfield service industry reports show a rise in the level of land drilling permits, and this is often a leading indicator of future drilling activity.  The rise in drilling permits suggests that drilling activity should remain strong.

We believe that industry activity levels should remain stable despite the recent softness in natural gas prices.  We remain positive about long term industry fundamentals.  Our positive outlook is based on (i) strength of today’s oil price; (ii) a healthy 12-month strip for both oil and natural gas prices; (iii) our belief that capital spending by our customers should remain strong; (iv) preliminary evidence that the U.S. drilling rig count permit is rising, which we believe will result in higher drilling activity; and (v) our belief that natural gas wells drilled today are experiencing faster decline rates which should require more drilling to maintain natural gas production.  We are, however, cognizant that a material decline in natural gas prices from today’s levels could result in further erosion of our rig and trucking hours while additional capacity in all of our segments could reduce demand for our services or result in additional price pressure for our services.

Results of Operations

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2007	2006

REVENUES:
Well servicing	$311,160	$272,916
Pressure pumping	74,077	51,798
Fishing and rental services	23,682	23,244

Total revenues	408,919	347,958

COSTS AND EXPENSES:
Well servicing	175,529	177,065
Pressure pumping	46,533	27,428
Fishing and rental services	13,451	14,129
Depreciation and amortization	29,614	26,814
General and administrative	52,064	49,133
Interest expense	9,348	8,578
Loss (gain) on sale of assets, net	250	(1,936)
Interest income	(1,940)	(1,200)
Other, net	(624)	(483)

Total costs and expenses, net	324,225	299,528

Income before income taxes	84,694	48,430
Income tax expense	(32,504)	(18,367)

NET INCOME	$52,190	$30,063

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue:

Well Servicing:  Well servicing revenues increased 14.0% to $311.2 million for the quarter ended March 31, 2007 compared to revenue of $272.9 million for the quarter ended March 31, 2006.  The increase in revenue is largely attributable to higher pricing for our services, offset by lower rig and trucking hours.  For the March 2007 quarter, the Company’s composite segment revenue to total hours was approximately $260 per hour compared to approximately $214 per hour for the March 2006 quarter.  (Total hours is defined as rig hours plus trucking hours; note that the composite segment revenue to total hours can be affected by changes in the mix between rig hours and trucking hours.) Our rig hours declined 5.7% from 663,819 in the March 2006 quarter to 625,748 in the March 2007 quarter while our trucking hours declined 6.2% from 609,317 in the March 2006 quarter to 571,777 in the March 2007 quarter.  The decline in activity levels is primarily attributable to new capacity in both the well servicing and trucking lines of business and to a lesser extent from inclement weather that impacted our operations in January and February 2007.   Our Gulf Coast and Rocky Mountain regions experienced the biggest declines in activity levels while activity in California was strong.  During the March 2007 quarter, we also benefited from revenue from our new Texas-based cased-hole wireline operation.

Pressure Pumping Services: Pressure pumping services (“PPS”) segment revenues increased 43.0% to $74.1 million for the quarter ended March 31, 2007 compared to revenue of $51.8 million for the quarter ended March 31, 2006.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  At March 31, 2007, the Company had approximately 176,000 horsepower of pumping equipment as compared to approximately 136,000 horsepower at March 31, 2006.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 480 in the March 2007 quarter compared to 353 in the March 2006 quarter while cementing jobs totaled 475 in the March 2007 quarter compared to 445 in the March 2006 quarter.

Fishing and Rental Services: Fishing and rental services (“FRS”) segment revenues for the quarter ended March 31, 2007 increased 1.9 % to $23.7 million compared to revenue of $23.2 million for the quarter ended March 31, 2006.  Revenue growth was primarily the result of higher pricing for our services.

Direct Costs:

Well Servicing:  Well servicing direct costs decreased 0.9% to $175.5 million for the quarter ended March 31, 2007 compared to $177.1 million for the quarter ended March 31, 2006.  The decrease in direct costs is largely attributable to significantly lower workers compensation expense, which declined by nearly $12.0 million.  This decrease was offset somewhat by higher salaries expense (approximately $6.7 million), increased payroll taxes as a result of higher salaries (approximately $1.2 million) and increased repair and maintenance expense (approximately $3.0 million).  The decrease in workers’ compensation expense is due to a reduction in incurred claims history, which resulted from fewer reportable claims during 2007 than in prior periods.  Direct costs as a percent of total well servicing segment revenue improved to 56.4% for the quarter ended March 31, 2007 compared to 64.9% for the quarter ended March 31, 2006.

Pressure Pumping:  PPS direct costs increased 69.7% to $46.5 million for the quarter ended March 31, 2007 compared to $27.4 million for the quarter ended March 31, 2006.  The increase in direct costs is largely attributable to increased sand and chemical purchases (approximately $4.8 million) and higher trucking and freight costs (approximately $4.0 million).  These increases are the result of higher activity levels.  In addition, the segment incurred higher labor expense due to increased activity while fuel costs increased due to more equipment in operation.  The increase in direct costs is primarily the result of increased demand for the Company’s services combined with increased equipment operating.  Direct costs as a percent of total PPS segment revenue deteriorated to 62.8% for the quarter ended March 31, 2007 compared to 53.0% for the quarter ended March 31, 2006.

Fishing and Rental Services:  FRS direct costs decreased 4.8% to $13.5 million for the quarter ended March 31, 2007 compared to $14.1 million for the quarter ended March 31, 2006.  The decrease in direct costs is largely attributable to lower equipment costs, which includes repairs and maintenance expense in the March 2007 quarter.  Direct costs as a percent of total FRS segment revenue improved to 56.8% for the quarter ended March 31, 2007 compared to 60.8% for the quarter ended March 31, 2006.

General and Administrative Expense:

General and administrative (“G&A”) expenses increased 6.0% to $52.1 million for the quarter ended March 31, 2007 compared to $49.1 million for the quarter ended March 31, 2006.  The increase in G&A expenses is primarily attributable to higher professional fees associated with the Company’s accounting and internal controls processes, as well as increased incentive compensation expense.  G&A expense as a percent of revenue for the quarter ended March 31, 2007 totaled 12.7% compared to 14.1% for the quarter ended March 31, 2006.

Interest Expense:

Interest expense increased 9.0% to $9.3 million for the quarter ended March 31, 2007 compared to $8.6 million for the quarter ended March 31, 2006.  The increase is primarily the result of increased commitment fees on our Senior Secured Credit Facility, partially offset by increases in the value of our interest rate swaps.  Interest expense as a percent of revenue for the quarter ended March 31, 2007 totaled 2.3% compared to 2.5% for the quarter ended March 31, 2006.

Depreciation Expense:

Depreciation expense increased 10.4% to $29.6 million for the quarter ended March 31, 2007 compared to $26.8 million for the quarter ended March 31, 2006.  During the first quarter of 2007, management revised its estimate of the useful lives of certain of the Company’s well servicing assets, which resulted in an additional $2.3 million in depreciation expense during the March 2007 quarter. For the quarter ended March 31, 2007, the Company spent approximately $46.4 million on capital expenditures as compared to $39.6 million for the quarter ended March 31, 2006.  Depreciation expense as a percent of revenue for the quarter ended March 31, 2007 totaled 7.2% compared to 7.7% for the quarter ended March 31, 2006.

Income Taxes:

Our income tax expense was $32.5 million and $18.4 million for the three months ended March 31, 2007 and 2006 respectively.  Our effective tax rate for those same periods was 38.4% and 37.9%, respectively.  The differences between the rates between periods relate largely to the Texas Margins Tax, nondeductible expense for executive compensation and other nondeductible items.  Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

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

We believe that our current reserves of cash and cash equivalents and short-term investments, availability under our revolving credit facility, and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations, including our capital expenditure budget.  As of March 31, 2007, we had $186.9 million in cash, cash equivalents and short-term investments and $65.0 million of availability under our revolving credit facility.

Cash Flow

Our net cash provided by operating activities for the quarter ended March 31, 2007, totaled $86.9 million compared to $52.6 million for the quarter ended March 31, 2006.  The increase in cash flow from operating activities is due to higher net income.  Our net cash used in investing activities for the quarter ended March 31, 2007 totaled $110.6 million compared to $32.3 million for the quarter ended March 31, 2006.  Our net cash used in financing activities for the quarter ended March 31, 2007 totaled $3.6 million compared to $4.1 million for the quarter ended March 31, 2006.

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

Accounting for Contingencies

In addition to our workers’ compensation, vehicular liability and other self-insurance reserves, we record other loss contingencies, which relate to numerous lawsuits, claims, proceedings and tax-related audits in the normal course of our operations on our consolidated balance sheet. In accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (“SFAS 5”), we record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We review our loss contingencies routinely to ensure that we have appropriate reserves recorded on the balance sheet. We adjust these reserves based on estimates and judgments made by management with respect to the likely outcome of these matters, including the effect of any applicable insurance coverage for litigation matters. Our estimates and judgment could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, the outcome of legal proceedings, settlements or other factors. If different estimates and judgments were applied with respect to these matters, it is likely that reserves would be recorded for different amounts. Actual results could vary materially from these reserves.

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

FIN No. 48 and FSP FIN 48-1. On July 12, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification of SFAS 109, “Accounting for Income Taxes” with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position.  FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007 and recorded a $1.3 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting these standards.

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

In the first quarter of 2007, management reassessed the useful lives assigned to all of its equipment due to the higher activity and utilization levels experienced with recent and current market conditions. As a result, the maximum useful lives of certain assets were adjusted to reflect this higher utilization. Included in this change is a reduction in the useful life expected for a well service rig, which was reduced from an average expected life of 17 years to 15 years. Management also determined that the life assigned to a self remanufactured well service rig should be the same as the 15 year life assigned to a well service rig acquired from third parties.

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

EITF 04-10.  In June 2005, the FASB issued EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds.” This standard considers how a company should evaluate the aggregation criteria in FAS 131 to operating segments that do not meet the quantitative thresholds. Several of our operating segments do not meet the quantitative thresholds as described in SFAS 131. Under this standard, we are permitted to combine information about certain operating segments with other similar segments that individually do not meet the quantitative thresholds to produce a reportable segment. It was effective for fiscal years ending after September 15, 2005.

FIN 48 and FSP FIN 48-1.  On July 12, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), which provides clarification of SFAS 109, “Accounting for Income Taxes” with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard.

In May 2007, the FASB issued FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48” (“FSP FIN 48-1”).  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position.  FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007 and recorded a $1.3 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting these standards.

FSP EITF 00-19-2.  In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses accounting for Registration Payment Arrangements (“RPAs”), which are provisions within financial instruments such as equity shares, warrants or debt instruments in which the issuer agrees to file a registration statement and to have that registration statement declared effective by the SEC within a specified grace period. If the registration statement is not declared effective within the grace period or its effectiveness is not maintained for the period of time specified in the RPA, the issuer must compensate its counterparty. The FASB Staff concluded that the contingent obligation to make future payments or otherwise transfer consideration under a RPA should be recognized as a liability and measured in accordance with SFAS 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss” and that the RPA should be recognized and measured separately from the instrument to which the RPA is attached. We adopted this standard on January 1, 2007 and recorded a $1.0 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting FSP EITF 00-19-2.

SFAS 158.  In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 123(R)” (“SFAS 158”). SFAS 158 requires an entity that is the sponsor of a plan within the scope of the statement to (a) recognize on its balance sheet as an asset a plan’s over-funded status or as a liability such plan’s under-funded status; (b) measure a plan’s assets and obligations as of the end of the entity’s fiscal year; and (c) recognize changes in the funded status of its plans in the year in which changes occur through adjustments to other comprehensive income. We adopted the provisions of this standard on January 1, 2007. Because the Company is not a sponsor of a defined postretirement benefit plan as defined by SFAS 158, the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

FSP AUG AIR-1.  In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AUG AIR-1”), which addresses the accounting for planned major maintenance activities. FSP AUG AIR-1 prohibits the use of the “accrue-in-advance” method of accounting for planned major maintenance activities in annual and interim financial reporting periods. We adopted FSP AUG AIR-1 on January 1, 2007.  The adoption of this standard did not materially impact our financial position, results of operations, or cash flows.

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

Item 4.                       CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, management concluded that, as of March 31, 2007, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2006, we performed additional substantive procedures so that our condensed consolidated financial statements as of and for the quarter ended March 31, 2007, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

We believe that because we performed the substantial additional procedures referenced above, the consolidated condensed financial statements for the periods included in this Quarterly Report are fairly presented in all material respects in accordance with GAAP.

Management is committed to achieving effective internal control over financial reporting. Our remediation efforts are described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2006. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                       LEGAL PROCEEDINGS

Class Action Lawsuits and Derivative Actions

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

In addition, four shareholder derivative suits have been filed by certain of our shareholders.  The first derivative suit was filed on August 9, 2004 in state court in Midland, Texas. Two other derivative suits were filed in federal court in El Paso, Texas on December 10, 2004 and subsequently transferred to federal court in Midland, Texas and consolidated by agreement of the parties.  Following dismissal of those two actions for failure to make a demand, a fourth derivative suit was filed in Texas state court in Harris County, Texas on May 22, 2004.  Francis D. John, David J. Breazzano, Kevin P. Collins, William D. Fertig, W. Phillip Marcum, Ralph S. Michael III, J. Robinson West, James J. Byerlotzer, Royce W. Mitchell, and Richard J. Alario have been named as defendants in one or more of those actions. Those actions are filed by individual shareholders purporting to act on our behalf, asserting various claims against the named officer and director defendants. The derivative actions generally allege the same facts as those in the shareholder class action suits. Those suits also allege breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment by these defendants.

On September 7, 2007, the Company reached agreements in principle to settle all pending securities class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants.  The Company’s contribution to the settlement, net of payments by its insurers and contributions from other defendants, will amount to $1.0 million.  The settlement is subject to completion of documentation and court approval following notices to all potential claimants eligible for class participation.  A preliminary approval hearing is scheduled for October 24, 2007, with a final hearing scheduled on March 25, 2008.

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

Litigation with Former Officers and Employees

We have been named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of good faith and fair dealing, breach of fiduciary duty, and wrongful termination. Mr. Loftis previously filed his “whistle-blower” claim with the Department of Labor (“DOL”), which found that there was no reasonable cause to believe that we violated the Sarbanes-Oxley Act when we terminated Mr. Loftis and dismissed the complaint. On July 28, and October 2, 2006, Key moved to dismiss the lawsuit for lack of jurisdiction over Key Energy or for lack of venue. On June 28, 2007, the court denied our motions but on its own motion transferred the case to the U.S. District Court for the Eastern District of Pennsylvania. On July 6, 2007, we delivered a notice to Mr. Loftis, through his counsel, of our intention to treat his termination of employment effective July 8, 2004 as “for cause” under his employment agreement.  On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract, and breach of fiduciary duties.  In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $815,000) plus benefits paid during the period July 8, 2004 to September 21, 2004, as well as damages relating to the allegations of malpractice and breach of fiduciary duties.  On September 21, 2007, the Company’s Board of Directors determined that Mr. Loftis should be terminated “for cause” effective July 8, 2004, and further found that his vested and unvested stock options should be deemed expired.

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

We are vigorously defending against these claims; however, we cannot predict the outcome of the lawsuits.

Other Matters

A class action lawsuit, Gonzalez v. Key Energy Services, Inc., was filed in Ventura County, California, Superior Court in September 2005 alleging that Key did not pay its hourly employees for travel time between the yard and the wellhead and that certain employees were denied meal and rest periods during shifts. Discovery in the case is underway, but a class has not been certified. Key moved for a legal determination regarding its use of on-duty meal periods, and the Court issued a ruling on March 16, 2007 contrary to Key’s interpretation of the relevant law. Key has recently filed a Petition for Writ with the Court of Appeals of the State of California. We are vigorously defending against this action; however, we cannot predict the outcome of the lawsuit.

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

Item 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 11, 2007, we awarded 5,622 shares of stock to Mr. William F. Owens in connection with his appointment to the Board of Directors of the Company.  All such shares of stock were granted under the Key Energy Group, Inc. 1997 Incentive Plan.  Each of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

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

Date: September 24, 2007

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

*              Filed herewith