Form 10-Q
period 2007-06-30
KEY ENERGY SERVICES INC
filed 2007-09-24
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

We have completed our financial statements for the years ended December 31, 2004, 2005 and 2006. On August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for 2005 and 2006.  Due to the delay in the filing of the Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to June 30, 2007.

Item 1.    CONDESNSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Key Energy Services, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,087	$88,375
Marketable securities	114,975	61,767
Accounts receivable, net of allowance for doubtful accounts of $14,035 and $12,998 at June 30, 2007 and December 31, 2006, respectively	287,941	272,382
Inventories	21,192	19,505
Prepaid expenses	7,395	4,810
Deferred tax assets	36,220	35,968
Other current assets	6,625	5,799

Total current assets	534,435	488,606

Property, plant and equipment	1,397,748	1,279,980
Accumulated depreciation	(639,493)	(585,689)

Net property, plant and equipment	758,255	694,291

Goodwill	320,905	320,912
Deferred costs, net	9,094	9,952
Notes and accounts receivable - related parties	182	287
Other assets	26,379	27,350

TOTAL ASSETS	$1,649,250	$1,541,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,883	$15,294
Accrued severance	458	631
Other accrued liabilities	190,618	188,939
Accrued interest	4,970	2,530
Current portion of capital lease obligations	10,627	11,714
Current portion of long-term debt	4,000	4,000

Total current liabilities	228,556	223,108

Capital lease obligations, less current portion	14,435	14,080
Long-term debt, less current portion	390,000	392,000
Workers’ compensation, vehicular, health and other insurance claims	40,884	44,617
Deferred tax liability	121,798	115,826
Other non-current accrued expenses	21,889	21,256

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 131,593,695 and 131,624,038 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	13,213	13,212
Additional paid-in capital	726,200	722,610
Treasury stock, at cost; 533,466 and 497,501 shares at June 30, 2007 and December 31, 2006, respectively	(11,564)	(10,862)
Accumulated other comprehensive loss	(36,415)	(36,284)
Retained earnings	140,254	41,835

Total stockholders’ equity	831,688	730,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,649,250	$1,541,398

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES:
Well servicing	$308,825	$288,392	$619,985	$561,307
Pressure pumping	77,289	60,199	151,366	111,997
Fishing and rental services	24,397	23,445	48,079	46,689

Total revenues	410,511	372,036	819,430	719,993

COSTS AND EXPENSES:
Well servicing	177,304	173,449	352,832	350,514
Pressure pumping	47,410	33,032	93,943	60,459
Fishing and rental services	13,509	13,580	26,960	27,708
Depreciation and amortization	30,684	28,924	60,298	55,738
General and administrative	56,154	49,285	108,217	98,418
Interest expense	8,968	10,030	18,317	18,608
Gain on sale of assets, net	(703)	(309)	(453)	(2,244)
Interest income	(1,798)	(828)	(3,737)	(2,028)
Other, net	512	953	(112)	472

Total costs and expenses, net	332,040	308,116	656,265	607,645

Income before income taxes	78,471	63,920	163,165	112,348
Income tax expense	(30,335)	(24,338)	(62,838)	(42,704)

NET INCOME	$48,136	$39,582	$100,327	$69,644

EARNINGS PER SHARE:
Basic	$0.37	$0.30	$0.76	$0.53
Diluted	$0.36	$0.29	$0.75	$0.52

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	131,627	131,335	131,628	131,337
Diluted	134,140	134,979	134,028	134,752

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statement of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET INCOME	$48,136	$39,582	$100,327	$69,644
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation gain (loss)	160	176	—	(102)
Deferred gain from cash flow hedges	198	1,171	75	1,094
Deferred loss from available for sale securities	(8)	—	(206)	—
COMPREHENSIVE INCOME, NET OF TAX	$48,486	$40,929	$100,196	$70,636

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$100,327	$69,644

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,298	55,738
Accretion expense	262	252
(Income) loss from equity investment	(243)	161
Amortization of deferred debt issuance costs	858	803
Deferred income tax expense	5,720	3,888
Capitalized interest	(1,998)	(1,615)
Gain on sale of assets	(453)	(2,244)
Stock-based compensation	5,633	3,424

Changes in working capital:
Accounts receivable	(15,745)	(29,543)
Other current assets	(5,156)	2,247
Accounts payable, accrued interest and accrued expenses	4,119	32,794

Other assets and liabilities	(4,982)	(17,545)

Net cash provided by operating activities	148,640	118,004

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - Well Servicing	(67,674)	(74,385)
Capital expenditures - Pressure Pumping	(35,794)	(18,530)
Capital expenditures - Fishing and Rental	(10,919)	(4,755)
Capital expenditures - Other	(4,458)	(521)
Proceeds from sale of fixed assets	2,826	9,651
Investment in available for sale securities	(85,147)	—
Proceeds from the sale of available for sale securities	31,900	—

Net cash used in investing activities	(169,266)	(88,540)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	(2,000)	(2,000)
Repayments under capital lease obligations	(5,357)	(6,286)
Purchase of Treasury Stock	—	(1,180)

Net cash used in financing activities	(7,357)	(9,466)

Effect of exchange rates on cash	(305)	(399)

Net (decrease) increase in cash and cash equivalents	(28,288)	19,599
Cash and cash equivalents, beginning of period	88,375	94,170
Cash and cash equivalents, end of period	$60,087	$113,769

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.                                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Key Energy Services, Inc. is a Maryland corporation that was organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. We emerged from a prepackaged bankruptcy plan in December 1992 as Key Energy Group, Inc. On December 9, 1998, we changed our name to Key Energy Services, Inc. (“Key” or the “Company”). We believe that we are now the leading onshore, rig-based well servicing contractor in the United States. From 1994 through 2002, we grew rapidly through a series of over 100 acquisitions, and today we provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, oilfield transportation services, cased-hole electric wireline services and ancillary oilfield services, fishing and rental services and pressure pumping services. During 2006 and through the second quarter of 2007, Key conducted well servicing operations onshore in the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and the ArkLaTex and North Texas regions), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), the Appalachian Basin, Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina. During the first quarter of 2007, we were awarded a contract by PEMEX to provide well servicing activities in the Northern region of Mexico.  Operations in Mexico commenced in the second quarter of 2007.  We also provide limited onshore drilling services in the Rocky Mountains, the Appalachian Basin and in Argentina. During 2006 and through the second quarter of 2007, we conducted pressure pumping and cementing operations in a number of major domestic producing basins including California, the Permian Basin, the San Juan Basin, the Mid-Continent region, and in the Barnett Shale of North Texas. Our fishing and rental services are located primarily in the Gulf Coast and Permian Basin regions of Texas, as well as in California and the Mid-Continent region.

Basis of Presentation

The filing of this Quarterly Report on Form 10-Q was delayed due to our restatement and financial reporting process for periods ending December 31, 2003, which began in March 2004. That process was completed on October 19, 2006. Our 2003 Financial and Informational Report on Form 8-K/A, filed with the Securities and Exchange Commission (“SEC”) on October 26, 2006, included an audited 2003 consolidated balance sheet which presented our financial condition as of December 31, 2003 in accordance with Generally Accepted Accounting Principles (“GAAP”). We did not present our other consolidated financial statements in accordance with GAAP as we were unable to determine with sufficient certainty the appropriate period(s) in 2003 or before in which to record certain write offs and write downs that were identified in our restatement process. Our former registered public accounting firm expressed an unqualified opinion that the 2003 balance sheet fairly presented our financial condition on December 31, 2003 in accordance with GAAP. The firm also audited the other financial statements presented in the 2003 Financial and Informational Report. It opined that the financial statements other than the 2003 balance sheet did not fairly present our financial condition or results of operations or cash flows for the periods covered in accordance with GAAP. Investors should refer to the 2003 Financial and Informational Report for a full description of the restatement and financial reporting process for periods prior to 2004.  On August 13, 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006, which contained audited financial statements for the years ended December 31, 2004, 2005 and 2006, and our Quarterly Reports on Form 10-Q for 2005 and 2006. Due to the delay in the filing of the Quarterly Report, certain information presented in this report relates to significant events that have occurred subsequent to June 30, 2007.

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

Certain reclassifications have been made to prior period amounts to conform to current period financial statement presentation.  These reclassifications primarily relate to the recasting of prior periods to conform to a realignment of certain positions that were previously reported as a component of direct expenses that are now reported as general and administrative.  These reclassifications had no affect on previously reported net income.  The following tables summarize the effects of these reclassifications on previously reported amounts (in thousands):

	Three Months Ended June 30, 2006
	Amounts as Previously Reported	Effect of Reclassifications	Amounts as Currently Reported

Well servicing costs	$177,172	$(3,723)	$173,449
Pressure pumping costs	34,020	(988)	33,032
Fishing and rental costs	14,415	(835)	13,580
General and administrative	43,739	5,546	49,285
Total	$269,346	$—	$269,346

	Six Months Ended June 30, 2006
	Amounts as Previously Reported	Effect of Reclassifications	Amounts as Currently Reported

Well servicing costs	$357,928	$(7,414)	$350,514
Pressure pumping costs	62,589	(2,130)	60,459
Fishing and rental costs	29,502	(1,794)	27,708
General and administrative	87,080	11,338	98,418
Total	$537,099	$—	$537,099

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

Principles of Consolidation

Within our consolidated financial statements, we include our accounts and the accounts of our majority-owned or controlled subsidiaries. We eliminate intercompany accounts and transactions. We account for our interest in entities for which we do not have significant control or influence under the cost method. When we have an interest in an entity and can exert significant influence but not control, we account for that interest using the equity method. See Note 4—“Investment in IROC Energy Services Corp.”

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. None of our cash is restricted and we have not entered into any compensating balance arrangements. However, at June 30, 2007, all of our obligations under the Senior Secured Credit Facility (hereinafter defined) were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

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

As of June 30, 2007 and December 31, 2006, the Company had no investments in debt or equity securities that were classified as “trading” or “held to maturity.” In the third quarter of 2006, the Company began investing in Auction-Rate Securities (“ARS”) and Variable-Rate Demand Notes (“VRDN”). These are investments in long-term bonds whose returns are tied to short-term interest rates that are periodically reset, with periods ranging from 7 days to 6 months. As a result of the long-term nature of the underlying security (bonds with contractual lives ranging from 20 to 30 years), the Company accounts for ARS and VRDN investments as “available for sale” securities.  Because the Company can liquidate its position in an ARS or VRDN investment on an interest reset date, and because management does not intend to hold these investments beyond one year, they are classified as current assets in our consolidated balance sheets.

In addition to the ARS and VRDN investments, in the third quarter of 2006 the Company began to invest in 270-day commercial paper and certain other bond investments. These instruments are treated as “available for sale” securities and are carried at fair value as short-term investments on the Company’s Consolidated Balance Sheets, because their maturity dates are within one year of the date of investment. Any unrealized holding gains or losses on these securities are recorded net of tax as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income until the date of maturity, at which point any gains or losses are reclassified into earnings. We use the specific identification method when determining the amount of realized gain or loss upon the date of maturity. The aggregate fair value of our available for sale investments as of June 30, 2007 was approximately $115.0 million.

Inventories

Inventories, which consist primarily of equipment parts for use in our well servicing operations, sand and chemicals for our pressure pumping operations, and supplies held for consumption, are valued at the lower of average cost or market.

Property and Equipment

Asset Retirement Obligations.  In connection with our well servicing activities, we operate a number of Salt Water Disposal (“SWD”) facilities. Our operations involve the transportation, handling and disposal of fluids in our SWD facilities that have been determined to be harmful to the environment. SWD facilities used in connection with our fluid hauling operations are subject to future costs associated with the abandonment of these properties. As a result, we have incurred costs associated with the proper storage and disposal of these materials. In accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize a liability for the fair value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset. We depreciate the additional cost over the estimated useful life of the assets. Significant judgment is involved in estimating future cash flows associated with such obligations, as well as the ultimate timing of those cash flows. If our estimates of the amount or timing of the cash flows change, such changes may have a material impact on our results of operations.  Amortization of the assets associated with the asset retirement obligations was $0.1 million and $0.1 million for the quarters ended June 30, 2007, and 2006, respectively.  Amortization of the assets associated with the asset retirement obligations was $0.3 million and $0.2 million for the six months ended June 30, 2007, and 2006, respectively.

Asset and Investment Impairments.  We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in reviewing our long-lived assets and investments for possible impairment. This statement requires that long-lived assets held and used by us, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, we group our long-lived assets on a division-by-division basis and compare the estimated future cash flows of each division to the division’s net carrying value. The division level represents the lowest level for which identifiable cash flows are available. We would record an impairment charge, reducing the division’s net carrying value to an estimated fair value, if its estimated future cash flows were less than the division’s net carrying value. “Trigger events,” as defined in SFAS 144, that cause us to evaluate our fixed assets for recoverability and possible impairment may include market conditions, such as adverse changes in the prices of oil and natural gas, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for a division involves significant judgment and estimates. As of June 30, 2007 and December 31, 2006, no trigger events had been identified by management.

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

The following table identifies the impact of this change in depreciation and amortization expense for the three and six months ended June 30, 2007 (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Depreciation and amortization expense using prior lives	$28,737	$56,186
Impact of change	1,947	4,112
Depreciation and amortization expense, as reported	$30,684	$60,298

Diluted earnings per share using prior lives	$0.37	$0.77
Impact of change on diluted earnings per share	(0.01)	(0.02)
Diluted earnings per share, as reported	$0.36	$0.75

As a result of the change, the estimated useful lives of the Company’s asset classes are as follows:

Description	Years
Well service rigs and components	3 - 15
Oilfield trucks, trailers and related equipment	7 - 12
Motor vehicles	3 - 5
Fishing and rental tools	4 - 10
Disposal wells	15 - 30
Furniture and equipment	3 - 7
Buildings and improvements	15 - 30

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

Our intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents and trademarks. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. The cost and accumulated amortization are retired when the noncompete agreement is fully amortized and no longer enforceable. Amortization expense for patents and trademarks is calculated using the straight-line method over the useful life of the patent or trademark, ranging from five to seven years.  Amortization of noncompete agreements for the quarters ended June 30, 2007 and 2006 was $0.3 million and $0.6 million, respectively.  Amortization of patents and trademarks for the quarters ended June 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively.  Amortization of noncompete agreements for the six months ended June 30, 2007 and 2006 was $0.8 million and $1.2 million, respectively.  Amortization of patents and trademarks for the six months ended June 30, 2007 and 2006 was $0.4 million and $0.3 million, respectively.  During the six months ended June 30, 2007, the Company capitalized approximately $0.3 million of costs associated with patents and trademarks.  No costs associated with noncompete agreements were capitalized during the six months ended June 30, 2007.

Derivative Instruments and Hedging Activities

The Company applies Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended by Statement of Financial Accounting Standards No. 137, No. 138 and No. 149 (“SFAS 137,” “SFAS 138,” and “SFAS 149,” respectively; collectively, “SFAS 133, as amended”) in accounting for derivative instruments. SFAS 133, as amended establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires the recognition of all derivative instruments as assets and liabilities on the balance sheet and measurement of those instruments at fair value. The accounting treatment of changes in fair value is dependent upon whether or not a derivative instrument is designated as a hedge, and if so, the type of hedge. For derivatives designated as cash flow hedges, the effective portion of the change in the fair value of the hedging instrument is recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of changes in the fair value of the hedging instrument is recognized currently in earnings.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Basic EPS Computation:
Numerator
Net income	$48,136	$39,582	$100,327	$69,644

Denominator
Weighted average shares outstanding	131,627	131,335	131,628	131,337

Basic earnings per share	$0.37	$0.30	$0.76	$0.53

Diluted EPS Computation:
Numerator
Net income	$48,136	$39,582	$100,327	$69,644

Denominator
Weighted average shares outstanding	131,627	131,335	131,628	131,337
Stock options	1,912	3,072	1,815	2,853
Warrants	601	572	585	562
	134,140	134,979	134,028	134,752

Diluted earnings per share	$0.36	$0.29	$0.75	$0.52

The diluted earnings per share calculation for the quarters ended June 30, 2007 and 2006 excludes the potential exercise of 20,000 and zero stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive.  The diluted earnings per share calculation for the six months ended June 30, 2007 and 2006 excludes the potential exercise of 19,000 and zero stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive.

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

Foreign Currency Gains and Losses

The local currency is the functional currency for our foreign operations in Argentina and Mexico. The cumulative translation gains and losses, resulting from translating each foreign subsidiary’s financial statements from the functional currency to U.S. dollars, are included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity.

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

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007 and recorded a $1.3 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting these standards.  See Note 2—“Income Taxes” for further discussion of the impact of the adoption of these standards.

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

In January 1999, the Company completed the private placement of 150,000 units (the “Units”) consisting of $150.0 million of 14% Senior Subordinated Notes due January 25, 2009 (the “14% Senior Subordinated Notes”) and 150,000 warrants to purchase an aggregate of approximately 2.2 million shares of the Company’s common stock at an exercise price of $4.88125 per share (the “Warrants”). As of June 30, 2007, 63,500 Warrants had been exercised, leaving 86,500 Warrants outstanding that were exercisable for an aggregate of approximately 1.3 million shares.

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

2.                                      INCOME TAXES

The Company’s effective tax rate for the six months ended June 30, 2007 and 2006 was 38.5% and 38.0%, respectively.  The primary difference between the statutory rate of 35% and our effective tax rate relates to state taxes, which increased during 2007 primarily due to the new Texas Margins Tax, which took effect on January 1, 2007.

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

We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense.  We have accrued approximately $1.3 million and $1.0 million for the payment of interest and penalties as of June 30, 2007 and January 1, 2007, respectively.  We do not expect any substantial changes within the next 12 months related to uncertain tax positions.

3.                                      DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to risks due to potential changes in interest rates associated with the variable-rate interest term loan of our Senior Secured Credit Facility. As of June 30, 2007, our variable-rate interest debt instruments comprised 100% of our total debt, excluding our capital lease obligations. Based on this exposure, and because of provisions contained in our Senior Secured Credit Facility, on March 10, 2006 we entered into two $100.0 million notional amount interest rate swaps to effectively fix the interest rate on a portion of our variable-rate debt. These swaps meet the criteria of derivative instruments.

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

As of June 30, 2007, we recorded $0.3 million in current assets and $0.2 million in long-term assets in our Consolidated Balance Sheets, based on the fair value of our derivative instruments on that date. During the six months ended June 30, 2007, amounts recorded related to the ineffective portion of our cash flow hedges were less than $0.1 million. No amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows in any of the periods.  During the three and six months ended June 30, 2007, no amounts were reclassified to earnings in connection with forecasted transactions whose occurrence was no longer considered probable.

4.                                      INVESTMENT IN IROC ENERGY SERVICES CORP.

As of June 30, 2007 and December 31, 2006, we owned 8,734,469 shares of   IROC Energy Services Corp., formerly known as IROC Systems Corp. (“IROC”), an Alberta-based oilfield services company. This represented approximately 19.7% and 23.0% of IROC’s outstanding common stock on June 30, 2007 and December 31, 2006, respectively. IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $1.98 and $2.10 CDN per share on June 30, 2007 and December 31, 2006, respectively.  Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, serve on the board of directors of IROC.

We have significant influence over the operations of IROC through our ownership interest and representation on IROCs board of directors, but do not control it.  We account for our investment in IROC using the equity method.  Our ownership interest percentage in IROC declined as a result of IROC issuing additional common stock during the six months ended June 30, 2007. Our investment in IROC totaled $10.9 million and $10.7 million as of June 30, 2007 and December 31,

2006, respectively, and is recorded in our Condensed Consolidated Balance Sheets as a component of other non-current assets.  The pro-rata share of IROC’s earnings and losses to which we are entitled are recorded in our Condensed Consolidated Statements of Operations as a component of other income and expense, with an offsetting increase or decrease to the value of our investment, as appropriate.  Any earnings distributed back to us from IROC in the form of dividends would result in a decrease in the value of our equity investment.

We recorded $0.2 million of income and $0.2 million of loss, respectively, related to our investment in IROC for the six months ended June 30, 2007 and 2006.  During those time periods, no earnings were distributed back to us by IROC in the form of dividends.

5.                                      LONG-TERM DEBT

The components of our long-term debt are as follows:

	June 30, 2007	December 31, 2006
	(in thousands)
Senior Credit Facility Term Loans	$394,000	$396,000
Capital lease obligations	25,062	25,794
	419,062	421,794
Less: current portion	(14,627)	(15,714)
Total long-term debt	$404,435	$406,080

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

As of June 30, 2007, the Company had no borrowings under the revolving credit facility of the Senior Secured Credit Facility and had $394.0 million borrowed at three-month Eurodollar rates, plus a margin of 2.50%. As described above, the Company has interest rate swaps that hedge a portion of the interest rate expense on the term loan.

On July 27, 2007, we entered into a third amendment with respect to the Senior Secured Credit Facility.  See Note 9—“Subsequent Events,” for a discussion of the third amendment.

Interest Expense

Interest expense for the three and six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended June 30,
	2007	2006
	(in thousands)
Cash payments	$8,199	$7,801
Commitment and agency fees paid	704	1,532
Amortization of debt issuance costs	430	402
Net change in accrued interest	789	1,172
Capitalized interest	(1,154)	(877)
Total interest expense	$8,968	$10,030

	Six Months Ended June 30,
	2007	2006
	(in thousands)
Cash payments	$15,035	$16,065
Commitment and agency fees paid	1,982	2,243
Amortization of debt issuance costs	858	803
Net change in accrued interest	2,440	1,112
Capitalized interest	(1,998)	(1,615)
Total interest expense	$18,317	$18,608

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

Tax Audits.  We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors.  As of June 30, 2007, we have recorded reserves for future potential liabilities as a result of these audits that management feels are appropriate. While we have fully reserved for these assessments, the ultimate amount of settlement can vary from this estimate. In connection with our Egyptian operations, we are undergoing income tax audits for all periods in which we had operations.  Based on information as of the period covered by this report, we have determined that additional income taxes will be owed and have recorded a liability of approximately $1.1 million.

Self-Insurance Reserves.  We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. As of June 30, 2007 and December 31, 2006, we have recorded $61.5 million and $69.0 million, respectively, of self-insurance reserves related to worker’s compensation, vehicular liabilities and general liability claims.

Environmental Remediation Liabilities.  For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated.  Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, whereas our litigation reserves do reflect the application of our insurance coverage. As of June 30, 2007 and December 31, 2006, we have recorded $3.6 million and $4.6 million, respectively, for our environmental remediation liabilities.

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

Well Service Rig Purchase Contract.  In October 2005, we entered into a purchase and sale agreement to acquire 30 well service rigs, with the option to acquire more under the terms of the agreement. Through June 30, 2007 we have ordered five additional rigs under this option and have received delivery of 26 rigs. We also reduced our total order of rigs to 26 total rigs.  The purchase and sale agreement is cancelable at our option at any time. Should we cancel the agreement prior to taking delivery of the 30 well service rigs, we may be required to refund to the seller the amount of the contractual discount provided by the seller on the previously delivered well service rigs.

7.                                      STOCKHOLDERS’ EQUITY

Common Stock

On June 30, 2007, we had 200,000,000 shares of common stock authorized with a $0.10 par value, of which 131,593,695 shares were issued and outstanding, net of 533,466 shares held in treasury, and no dividends were declared or paid.  On December 31, 2006, we had 200,000,000 shares of common stock authorized with a $0.10 par value, of which 131,624,038 shares were issued and outstanding, net of 497,501 shares held in treasury, and no dividends had been declared or paid.

Common Stock Warrants

On January 22, 1999, in connection with a private placement offering, we issued 150,000 Warrants to purchase approximately 2.2 million shares of the Company’s common stock at an exercise price of $4.88125 per share.  Through June 30, 2007, 63,500 Warrants had been exercised, providing $4.2 million of proceeds to us and leaving 86,500 Warrants outstanding, which are potentially convertible into an aggregate of approximately 1.3 million shares of the Company’s common stock. On the date of issuance, the value of the Warrants was estimated at $7.4 million and was classified as equity. Under the terms of the Warrants, we are required to maintain an effective registration statement with the SEC covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to make semiannual liquidated damages payments for periods in which an effective registration statement is not maintained. We have been unable to maintain an effective registration statement due to our failure to timely file our SEC reports. As a result, we paid liquidated damages starting at $0.05 per Warrant per week and escalating to $0.20 per Warrant per week. The total amounts paid to the holders of the Warrants were $0.5 million and $0.5 million during the six months ended June 30, 2007 and 2006, respectively.

Treasury Stock

In June 2007 and 2006, the Company purchased 35,965 and 80,835 shares, respectively, of restricted common stock that had been previously granted to certain of the Company’s officers, pursuant to an agreement under which those individuals were permitted to sell shares back to the Company in order to satisfy the income tax withholding requirements related to the vesting of these grants. We account for treasury stock under the cost method, and as such recorded $0.7 million and $1.2 million, respectively, in treasury stock on the date of purchase, which represented the fair market value of the shares based on the price of the Company’s stock on the date of purchase.

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

Key may grant Incentive Awards covering an aggregate of the greater of (i) 3.0 million shares of our common stock or (ii) 10% of the shares of our common stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of our common stock from the previous calendar quarter shall not result in a decrease in the number of shares available for issuance under the 1997 Incentive Plan.  As of June 30, 2007, the number of shares of our common stock that may be covered by Incentive Awards was approximately 13.2 million shares.  As of that date, approximately 2.2 million Incentive Awards could still be issued under the 1997 Incentive Plan.

The following table summarizes the stock option activity related to the plans for the six months ended June 30, 2007 (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at beginning of year	5,829	$9.46	$4.94
Granted	28	$18.16	$7.88
Exercised	—	$—	$—
Cancelled or expired	(247)	$12.90	$5.06
Outstanding at end of period	5,610	$9.35	$4.95

Exercisable at end of period	4,693	$8.29	$4.53

The following tables summarize information about the stock options outstanding at June 30, 2007 (options in thousands):

	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding, June 30, 2007	Weighted Average Exercise Price	Weighted Average Fair Value

Range of Exercise Prices:
$3.00 - $7.44	2.01	961	$4.85	$3.44
$7.45 - $8.43	4.24	1,257	$8.16	$4.46
$8.44 - $9.75	3.28	1,175	$8.63	$5.44
$9.76 - $11.75	6.16	1,039	$10.29	$4.21
$11.76 - $16.25	8.53	1,178	$14.18	$6.86
	4.92	5,610	$9.35	$4.95

	Number of Options Exercisable, June 30, 2007	Weighted Average Exercise Price	Weighted Average Fair Value

Range of Exercise Prices:
$3.00 - $7.44	961	$4.85	$3.44
$7.45 - $8.43	1,257	$8.16	$4.46
$8.44 - $9.75	1,175	$8.63	$5.44
$9.76 - $11.75	1,023	$10.28	$4.19
$11.76 - $16.25	277	$12.04	$6.01
	4,693	$8.29	$4.53

The total fair value of stock options granted during the six months ended June 30, 2007 was $0.2 million.  The fair value of each stock option granted during the six months ended June 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Risk-free interest rate	4.9%
Expected life of options, years	6
Expected volatility of the Company’s stock price	41.4%
Expected dividends	none

During the three months ended June 30, 2007 and 2006, we recognized approximately $0.7 million and $0.9 million, respectively, in compensation expense associated with options.

Common Stock Awards

In June 2005, we began granting shares of common stock to our outside directors and certain employees. These shares are restricted as to exercisability and transferability, have required service periods in certain cases before they are vested, and are subject to forfeiture. The vesting periods on these grants range from zero (immediately vested) to three years. The total fair market value of all common stock awards granted during the three months ended June 30, 2007 and 2006 was $0.1 million and $0.1 million, respectively.

In June 2006, pursuant to the agreement under which they were issued restricted stock, certain of the Company’s officers had a number of common shares withheld in order to satisfy those individuals’ income tax obligations associated with the vesting of the first tranche of shares that were conveyed to them in June 2005. In this transaction, the Company purchased 80,835 shares from the officers, which had a fair market value of approximately $1.2 million on the purchase date. We accounted for this as a treasury stock transaction. One of the officers was permitted to have an amount withheld that was in excess of the required minimum required withholding under current tax law. Under SFAS 123(R), we are required to account for this grant as a liability award. Compensation expense for this award for the six months ended June 30, 2007 and 2006 was $0.1 million and $0.1 million, respectively.  Compensation expense recognized for this award during the quarter ended June 30, 2007 and 2006 was $0.1 million and less than $0.1 million, respectively.

We issued a total of 5,622 common shares to an outside director during the six months ended June 30, 2006 at an issuance price of $15.12 per share. This award vested immediately. At June 30, 2007, 469,157 common share awards were vested, at a weighted average issuance price of $12.22 per share.  At December 31, 2006, 338,534 common share awards were vested, at a weighted-average issuance price of $12.30 per share.

As of June 30, 2007, there were approximately 450,000 unvested common stock awards outstanding, at a weighted-average issuance price of $14.91 per share.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock grants that do not immediately vest, we recognize compensation cost ratably over the vesting period of the grant, net of actual and estimated forfeitures. For the three months ended June 30, 2007 and 2006, we recognized $1.2 million and $0.5 million, respectively, of pre-tax expense related to common stock awards, net of estimated and actual forfeitures.  For the six months ended June 30, 2007 and 2006, we recognized $2.2 million and $2.3 million, respectively, of pre-tax expense related to common stock awards, net of estimated and actual forfeitures.  In connection with the expense related to common stock awards recognized during the three and six months ended June 30, 2007, we recognized tax benefits of $0.5 million and $0.8 million.

Phantom Share Awards

In December 2006,  the Company announced the implementation of a “Phantom Share Plan,” pursuant to which certain of the Company’s employees were granted “Phantom Shares.”  The Phantom Shares vest ratably over a four-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date.  Grantees are not permitted to defer the payment to a later date.  The Phantom Shares qualify as a “liability” type award under SFAS 123(R), and as such, we account for these awards at fair value.  We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of service requirement that has been performed, net of estimated and actual forfeitures, with an offsetting liability recorded on our Consolidated Balance Sheets.  During the three and six months ended June 30, 2007, we recognized approximately $1.1 million and $2.0 million of pre-tax compensation expense, respectively, associated with the Phantom Shares, and have recorded a current liability of approximately $1.0 million and a long-term liability of approximately $1.0 million as of June 30, 2007.  Associated with the Phantom Shares, we recognized $0.4 million and $0.7 million, respectively, of tax benefits for the three and six months ended June 30, 2007.

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

The following table sets forth our segment information as of and for the periods ended June 30, 2007 and June 30, 2006, respectively:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Eliminations	Total
	(in thousands)
As of and for the three months ended June 30, 2007:
Operating revenues	$308,825	$77,289	$24,397	$—	$—	$410,511
Gross margin	131,522	29,879	10,887	—	—	172,288
Depreciation and amortization	21,305	4,056	2,048	3,275	—	30,684
Interest expense	(270)	(225)	(108)	9,571	—	8,968
Net income (loss)	93,601	23,503	6,899	(75,867)	—	48,136
Propery, plant and equipment, net	550,045	125,787	43,120	39,303	—	758,255
Total assets	1,032,513	232,103	85,894	85,741	212,999	1,649,250
Capital expenditures, excluding acquisitions	(40,833)	(22,218)	(6,913)	(2,456)	—	(72,374)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Eliminations	Total
	(in thousands)
As of and for the three months ended June 30, 2006:
Operating revenues	$288,392	$60,199	$23,445	$—	$—	$372,036
Gross margin	114,943	27,167	9,865	—	—	151,975
Depreciation and amortization	21,689	2,810	1,705	2,720	—	28,924
Interest expense	(152)	(173)	(9)	10,364	—	10,030
Net income (loss)	72,225	22,356	5,173	(60,172)	—	39,582
Propery, plant and equipment, net	510,456	86,394	29,486	32,215	—	658,551
Total assets	975,625	172,823	72,648	352,267	(140,247)	1,433,116
Capital expenditures, excluding acquisitions	(43,082)	(12,129)	(3,399)	—	—	(58,610)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Eliminations	Total
	(in thousands)
As of and for the six months ended June 30, 2007:
Operating revenues	$619,985	$151,366	$48,079	$—	$—	$819,430
Gross margin	267,153	57,423	21,119	—	—	345,695
Depreciation and amortization	41,072	7,992	4,394	6,840	—	60,298
Interest expense	(435)	(369)	(179)	19,300	—	18,317
Net income (loss)	191,636	44,521	12,332	(148,162)	—	100,327
Propery, plant and equipment, net	550,045	125,787	43,120	39,303	—	758,255
Total assets	1,032,513	232,103	85,894	85,741	212,999	1,649,250
Capital expenditures, excluding acquisitions	(67,674)	(35,794)	(10,919)	(4,458)	—	(118,694)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Eliminations	Total
	(in thousands)
As of and for the six months ended June 30, 2006:
Operating revenues	$561,307	$111,997	$46,689	$—	$—	$719,993
Gross margin	210,793	51,538	18,981	—	—	281,312
Depreciation and amortization	41,764	5,172	3,295	5,507	—	55,738
Interest expense	(292)	(382)	(6)	19,288	—	18,608
Net income (loss)	131,335	42,290	10,007	(113,988)	—	69,644
Propery, plant and equipment, net	510,456	86,394	29,486	32,215	—	658,551
Total assets	975,625	172,823	72,648	352,267	(140,247)	1,433,116
Capital expenditures, excluding acquisitions	(74,385)	(18,530)	(4,755)	(521)	—	(98,191)

Operating revenues for our foreign operations were $19.7 million and $18.0 million for the three months ended June 30, 2007 and 2006, respectively. Operating revenues for our foreign operations were $40.1 million and $35.2 million for the six months ended June 30, 2007 and 2006, respectively.  Gross margins for our foreign operations were $1.4 million and $3.5 million for the quarters ended June 30, 2007 and 2006, respectively. Gross margins for our foreign operations were $5.6 million and $8.3 million for the six months ended June 30, 2007 and 2006, respectively.

We had $40.3 million and $29.7 million of identifiable assets related to our foreign operations as of June 30, 2007 and December 31, 2006, respectively. Capital expenditures for our foreign operations were $4.6 million and $6.3 million for the six months ended June 30, 2007 and 2006, respectively.

9.                                      SUBSEQUENT EVENTS

Third Amendment to Senior Secured Credit Facility

On July 27, 2007, the Company entered into a Third Amendment to our Senior Secured Credit Facility. The amendment (i) eliminated the $100 million limitation on permitted acquisitions; (ii) increased the permitted stock repurchase basket from $250.0 million to $300.0 million; (iii) extended until August 31, 2007, the date by which we were required to file our Annual Report on Form 10-K for the year ended December 31, 2006, and the date by which we were required to file our quarterly reports on Form 10-Q for 2005 and 2006; and (iv) extended until October 31, 2007, the date by which we must file this quarterly report and our quarterly report for the period ending March 31, 2007.

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

Item 2.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, included elsewhere herein.

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

We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina and Mexico.

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

Performance Measures

In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis.  Historically, our activity levels have correlated well with the capital spending by oil and natural gas producers.  When commodity prices are strong, capital spending tends to be high, as illustrated by the Baker Hughes land drilling rig count.  As the following table indicates, the land drilling rig count increased significantly over the past several quarters as commodity prices, both oil and natural gas, generally increased.

	WTI Cushing Crude Oil	NYMEX Henry Hub Natural Gas	Average Baker Hughes Land Drilling Rigs

2006:
First Quarter	$63.27	$7.84	1,440
Second Quarter	$70.41	$6.65	1,539
Third Quarter	$70.42	$6.17	1,626
Fourth Quarter	$59.98	$7.24	1,634

2007:
First Quarter	$58.08	$7.18	1,651
Second Quarter	$64.97	$7.66	1,680

Internally, we measure activity levels primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked.  Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we provide fewer rig and trucking services, which results in lower hours worked.  We publicly release our monthly rig and trucking hours.  The following table presents our quarterly rig and trucking hours from 2006 through the second quarter of 2007.

	Rig Hours	Trucking Hours
2006:
First Quarter	663,819	609,317
Second Quarter	679,545	602,118
Third Quarter	677,271	587,129
Fourth Quarter	637,994	578,471
Total 2006:	2,658,629	2,377,035

2007:
First Quarter	625,748	571,777
Second Quarter	611,890	583,074

Market Conditions

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

According to the Energy Information Association, there was approximately 3.0 Tcf of natural gas in storage as of August 31, 2007.  This is 11.9% higher than the five-year average and the current high levels of natural gas storage have led to decline in natural gas prices from the June 2007 quarter through the month of August.   Although natural gas prices have declined significantly from earlier this year, the NYMEX 12-month strip averaged over $7.00 per MMbtu as of August 31, 2007, a level which is still strong for oil and natural gas producers.

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

Results of Operations

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES:
Well servicing	$308,825	$288,392	$619,985	$561,307
Pressure pumping	77,289	60,199	151,366	111,997
Fishing and rental services	24,397	23,445	48,079	46,689

Total revenues	410,511	372,036	819,430	719,993

COSTS AND EXPENSES:
Well servicing	177,304	173,449	352,832	350,514
Pressure pumping	47,410	33,032	93,943	60,459
Fishing and rental services	13,509	13,580	26,960	27,708
Depreciation and amortization	30,684	28,924	60,298	55,738
General and administrative	56,154	49,285	108,217	98,418
Interest expense	8,968	10,030	18,317	18,608
Gain on sale of assets, net	(703)	(309)	(453)	(2,244)
Interest income	(1,798)	(828)	(3,737)	(2,028)
Other, net	512	953	(112)	472

Total costs and expenses, net	332,040	308,116	656,265	607,645

Income before income taxes	78,471	63,920	163,165	112,348
Income tax expense	(30,335)	(24,338)	(62,838)	(42,704)

NET INCOME	$48,136	$39,582	$100,327	$69,644

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Revenue:

Well Servicing:  Well servicing revenues increased 7.1% to $308.8 million for the quarter ended June 30, 2007 compared to revenue of $288.4 million for the quarter ended June 30, 2006.  The increase in revenue is largely attributable to higher pricing for the Company’s services, offset somewhat by lower rig and trucking hours.  For the June 2007 quarter, the Company’s composite segment revenue to total hours was approximately $258 per hour compared to approximately $225 per hour for the June 2006 quarter.  (Total hours is defined as rig plus trucking hours; note that the composite segment revenue to total hours can be affected by changes in the mix between rig and trucking hours.)  Rig hours for the Company decreased 11.1% to 611,890 in the June 2007 quarter from 679,545 in the June 2006 quarter while the Company’s trucking hours decreased 3.3% to 583,074 in the June 2007 quarter from 602,118 in the June 2006 quarter.  The decrease in rig hours and trucking hours is due primarily to lost market share and the impact of heavy rains in Texas and Oklahoma during May and June of 2007.

Pressure Pumping Services: Pressure pumping services (“PPS”) segment revenues increased 28.4% to $77.3 million for the quarter ended June 30, 2007 compared to revenue of $60.2 million for the quarter ended June 30, 2006.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  At June 30, 2007, the Company had approximately 196,000 horsepower of pumping equipment as compared to approximately 162,000 at June 30, 2006.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segment’s revenue.   Fracturing jobs totaled 531 in

the June 2007 quarter compared to 399 the June 2006 quarter while cementing jobs totaled 468 in the June 2007 quarter compared to 505 the June 2006 quarter.

Fishing and Rental Services: Fishing and rental services (“FRS”) segment revenues for the quarter ended June 30, 2007 increased 4.1% to $24.4 million compared to revenue of $23.4 million for the quarter ended June 30, 2006.  The increase in revenue is attributable to higher pricing and continued strong activity levels.

Direct Costs:

Well Servicing:  Well servicing direct costs increased $3.9 million, or 2.2%, to $177.3 million for the quarter ended June 30, 2007 compared to $173.5 million for the quarter ended June 30, 2006.  Although workers’ compensation costs declined by nearly $7.1 million, this decrease was offset by higher insurance premiums ($4.2 million), higher salaries expense ($6.9 million) and higher repair and maintenance expense ($1.6 million).  The decrease in workers’ compensation expense is due to a reduction in incurred claims history, which resulted from fewer reportable claims during 2007 than in prior periods.  Direct costs as a percent of total well servicing segment revenue improved to 57.4% for the quarter ended June 30, 2007 compared to 60.1% for the quarter ended June 30, 2006.

Pressure Pumping Services:  PPS direct costs increased 43.5% to $47.4 million for the quarter ended June 30, 2007 compared to $33.0 million for the quarter ended June 30, 2006.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher labor costs and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services.  Direct costs as a percent of total PPS segment revenue increased to 61.3% for the quarter ended June 30, 2007 compared to 54.9% for the quarter ended June 30, 2006.

Fishing and Rental Services: FRS direct costs were essentially flat at $13.5 million for the quarter ended June 30, 2007 compared to $13.6 million for the quarter ended June 30, 2006.  Decreased labor and repairs and maintenance costs during the June 2007 quarter were offset by increased supply costs and insurance premiums.  Direct costs as a percent of total FRS segment revenue improved to 55.4% for the quarter ended June 30, 2007 compared to 57.9% for the quarter ended June 30, 2006.

General and Administrative Expense

General and administrative (“G&A”) expenses increased $6.7 million, or 13.9%, to $56.2 million for the quarter ended June 30, 2007 compared to $49.3 million for the quarter ended June 30, 2006.  G&A expenses increased primarily due to higher professional fees ($4.7 million) related to the Company’s accounting and internal controls processes.  G&A expense as a percent of revenue for the quarter ended June 30, 2007 totaled 13.7% compared to 13.2% for the quarter ended June 30, 2006.

Interest Expense

Interest expense declined 10.6% to $9.0 million for the quarter ended June 30, 2007 compared to $10.0 million for the quarter ended June 30, 2006.  The decline is primarily attributable to higher capitalized interest expense. Interest expense as a percent of revenue for the quarter ended June 30, 2007 totaled 2.2% compared to 2.7% for the quarter ended June 30, 2006.

Depreciation Expense

Depreciation expense increased 6.1% to $30.7 million for the quarter ended June 30, 2007 compared to $28.9 million for the quarter ended June 30, 2006.  The increase is primarily attributable to a greater fixed asset base which is due to increased capital expenditures and the decrease of the estimated useful lives of certain of our well servicing assets, which contributed an additional $2.0 million in depreciation expense during the June 2007 quarter.  For the quarter ended June 30, 2007, the Company spent approximately $72.5 million on capital expenditures as compared to $58.6 million for the quarter ended June 30, 2006.  Depreciation expense as a percent of revenue for the quarter ended June 30, 2007 totaled 7.5% compared to 7.8% for the quarter ended June 30, 2006.

Income Taxes

Our income tax expense was $30.3 million and $24.3 million for the three months ended June 30, 2007 and 2006, respectively. Our effective tax rate for those same periods was 38.7% and 38.1%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Revenue

Well Servicing:  Well servicing revenues increased 10.5% to $620.0 million for the six months ended June 30, 2007 compared to revenue of $561.3 million for the six months ended June 30, 2006.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the six months ended June 30, 2007, the Company’s composite segment revenue to total hours was approximately $259 per hour compared to approximately $220 per hour for the six months ended June 30, 2006.   Rig hours for the Company decreased 7.9% to 1,237,638 in the first six months of 2007 from 1,343,364 in the first six months of 2006 while the Company’s trucking hours decreased 4.7% to 1,154,851 in the first six months of 2007 from 1,211,435 in the first six months of 2006.  The decrease in rig hours and trucking hours is due primarily to lost market share and to a lesser extent, inclement weather in 2007.

Pressure Pumping Services: PPS segment revenues increased 35.2% to $151.4 million for the six months ended June 30, 2007 compared to revenue of $112.0 million for the six months ended June 30, 2006.  The increase in revenue is attributable to incremental pressure pumping equipment, higher activity levels and higher pricing for the Company’s services.  At June 30, 2007, the Company had approximately 196,000 horsepower of pumping equipment as compared to approximately 162,000 horsepower at June 30, 2006.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segments revenue.   Fracturing jobs totaled 1,011 during the first six months of 2007 compared to 752 the first six months of 2006 while cementing jobs totaled 943 during the first six months of 2007 compared to 950 the first six months of 2006.

Fishing and Rental Services: FRS segment revenues for the six months ended June 30, 2007 increased 3.0% to $48.1 million compared to revenue of $46.7 million for the six months ended June 30, 2006.  The increase in revenue is primarily attributable to higher pricing and continued strong market conditions.

Direct Costs

Well Servicing:  Well serving direct costs increased $2.3 million to $352.8 million for the six months ended June 30, 2007 compared to $350.5 million for the six months ended June 30, 2006.  The increase in direct costs is primarily attributable to increased salaries, wages and related payroll taxes (approximately $15.9 million), increased repairs and maintenance expense ($4.5 million), increased freight costs ($1.2 million) and increased chemical costs ($1.2 million), largely offset by decreased workers’ compensation costs ($19.1 million).  Workers’ compensation costs experienced a significant decrease during the six months ended June 30, 2007 due to a reduction in incurred claims history, which resulted from fewer reportable incidents occurring during 2007 than in prior periods.  Direct costs as a percent of total well service segment revenue improved to 56.9% for the six months ended June 30, 2007 compared to 62.4% for the six months ended June 30, 2006.

Pressure Pumping:  PPS direct costs increased 55.4% to $93.9 million for the six months ended June 30, 2007 compared to $60.5 million for the six months ended June 30, 2006.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher labor costs, higher fuel expense and higher repair and maintenance expense.  The increase in direct costs is primarily the result of increased demand for the Company’s services and the expansion of our pressure pumping operations.  Direct costs as a percent of total PPS segment revenue were 62.1% for the six months ended June 30, 2007 compared to 54.0% for the six months ended June 30, 2006.

Fishing and Rental Services:  FRS direct costs decreased 2.7% to $27.0 million for the six months ended June 30, 2007 compared to $27.7 million for the six months ended June 30, 2006.  Decreased repairs and maintenance expenses were largely offset by increased insurance costs.  Direct costs as a percent of total FRS segment revenue improved to 56.1% for the six months ended June 30, 2007 compared to 59.3% for the six months ended June 30, 2006.

General and Administrative Expense

General and administrative expense increased $9.8 million, or 10.0%, to $108.2 million for the six months ended June 30, 2007 compared to $98.4 million for the six months ended June 30, 2006.  The increase in G&A expenses is primarily attributable to higher professional fees ($6.7 million) associated with the Company’s accounting and internal controls processes.  G&A expense as a percent of revenue for the six months ended June 30, 2007 totaled 13.2% compared to 13.7% for the six months ended June 30, 2006.

Interest Expense

Interest expense decreased 1.6% $18.3 million for the six months ended June 30, 2007 compared to $18.6 million for the six months ended June 30, 2006.  Interest expense as a percent of revenue for the six months ended June 30, 2007 totaled 2.2% compared to 2.6% for the six months ended June 30, 2006.

Depreciation Expense

Depreciation expense increased 8.2% to $60.3 million for the six months ended June 30, 2007 compared to $55.7 million for the six months ended June 30, 2006.  During the first quarter of 2007, management revised its estimate of the useful lives of certain well servicing assets, which resulted in an additional $4.1 million of depreciation expense for the six months ended June 30, 2007.  For the six months ended June 30, 2007, the Company spent approximately $118.7 million on capital expenditures as compared to $98.2 million for the six months ended June 30, 2006.  Depreciation expense as a percent of revenue for the six months ended June 30, 2007 totaled 7.4% compared to 7.7% for the six months ended June 30, 2006.

Income Taxes

Our income tax expense was $62.8 million and $42.7 million for the six months ended June 30, 2007 and 2006, respectively. Our effective tax rate for those same periods was 38.5% and 38.0%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

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

We believe that our current reserves of cash and cash equivalents and short investments, availability under our revolving credit facility, and internally generated cash flow from operations are sufficient to finance the cash requirements of our current and future operations, including our capital expenditure budget.  As of June 30, 2007, we had $175.1 million in cash, cash equivalents and short term investments and $65.0 million of availability under our revolving credit facility.

Cash Flow

Our net cash provided by operating activities for the six months ended June 30, 2007, totaled $148.6 million compared to $118.0 million for the six months ended June 30, 2006.  The increase in cash flow from operating activities is due primarily to higher net income.  Our net cash used in investing activities for the six months ended June 30, 2007 totaled $169.3 million compared to cash used in investing activities of $88.5 million for the six months ended June 30, 2006.  Our net cash used in financing activities for the six months ended June 30, 2007 totaled $7.4 million compared to $9.5 million for the six months ended June 30, 2006.

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

Item 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, management concluded that, as of June 30, 2007, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2006, we performed additional substantive procedures so that our condensed consolidated financial statements as of and for the quarter and six months ended June 30, 2007, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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