Form 10-Q/A
period 2007-06-30
KEY ENERGY SERVICES INC
filed 2007-11-05
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

INDEX TO FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Explanatory Note
Part II — Other Information

Item 2.	Unregistered Sales Of Equity Securities And Use Of Proceeds
Item 6.	Exhibits

EXPLANATORY NOTE

Key Energy Services, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, as originally filed with the Commission on September 24, 2007 (the “Report”), solely to add the required disclosure under Part II, Item 4 (Unregistered Sales Of Equity Securities And Use Of Proceeds), which was inadvertently omitted. The Company is also including Exhibits 31.3 and 31.4, as required in connection with the filing of this Amendment No. 1 on Form 10-Q/A. This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Report on September 24, 2007.

PART II — OTHER INFORMATION

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases.    The Company made the following repurchases of its common stock during the quarter ended June 30, 2007. The repurchases were made to satisfy tax withholding obligations that arose upon vesting of restricted stock that was granted to certain senior executives during 2005.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 24, 2007	35,965	19.50	—	—

(1) The number of shares repurchased was determined based on the minimum supplemental withholding rate and an additional withholding rate of 10% for Kim B. Clarke.

(2) The price paid per share was determined using the closing price of the common stock of the Company as quoted on the Pink Sheets on June 22, 2007.

Item 6.	EXHIBITS

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC.
(Registrant)

/s/ Richard J. Alario
	By:	Richard J. Alario
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 5, 2007

EXHIBITS INDEX

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*              Filed herewith.