Form 10-Q
period 2007-09-30
KEY ENERGY SERVICES INC
filed 2007-11-09
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Yes ☐       No        ☒

As of October 31, 2007, the number of outstanding shares of common stock of the Registrant was 132,670,100.

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

PART I — FINANCIAL INFORMATION

Item 1.    CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Key Energy Services, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2007	December 31, 2006

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$45,736	$88,375
Marketable securities	110,156	61,767
Accounts receivable, net of allowance for doubtful accounts of $14,518 and $12,998 at September 30, 2007 and December 31, 2006, respectively	296,803	272,382
Inventories	21,334	19,505
Prepaid expenses	8,988	4,810
Deferred tax assets	30,408	35,968
Other current assets	14,881	5,799

Total current assets	528,306	488,606

Property, plant and equipment	1,438,058	1,279,980
Accumulated depreciation	(657,980)	(585,689)

Net property, plant and equipment	780,078	694,291

Goodwill	324,611	320,912
Deferred costs, net	9,761	9,952
Notes and accounts receivable - related parties	177	287
Other assets	35,105	27,350

TOTAL ASSETS	$1,678,038	$1,541,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,147	$15,294
Accrued liabilities	174,601	189,570
Accrued interest	5,386	2,530
Current portion of capital lease obligations	10,942	11,714
Current portion of long-term debt	5,000	4,000

Total current liabilities	212,076	223,108

Capital lease obligations, less current portion	16,798	14,080
Long-term debt, less current portion	389,191	392,000
Workers’ compensation, vehicular, health and other insurance claims	45,309	44,617
Deferred tax liability	123,672	115,826
Other non-current accrued expenses	22,188	21,256

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 131,890,674 and 131,624,038 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	13,242	13,212
Additional paid-in capital	728,805	722,610
Treasury stock, at cost; 533,466 and 497,501 shares at September 30, 2007 and December 31, 2006, respectively	(11,564)	(10,862)
Accumulated other comprehensive loss	(37,828)	(36,284)
Retained earnings	176,149	41,835

Total stockholders’ equity	868,804	730,511
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,678,038	$1,541,398

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES:
Well servicing	$311,304	$323,655	$931,289	$884,962
Pressure pumping	77,112	69,038	228,478	181,035
Fishing and rental services	25,551	24,907	73,629	71,596

Total revenues	413,967	417,600	1,233,396	1,137,593

COSTS AND EXPENSES:
Well servicing	193,151	185,486	545,983	536,000
Pressure pumping	49,357	37,305	143,299	97,764
Fishing and rental services	14,974	14,610	41,934	42,318
Depreciation and amortization	31,185	30,192	91,483	85,930
General and administrative	56,569	43,624	164,787	142,042
Interest expense	7,914	10,410	26,231	29,017
Loss (gain) on sale of assets, net	2,398	(817)	1,945	(3,062)
Interest income	(1,851)	(1,841)	(5,589)	(3,868)
Other, net	438	(191)	326	280

Total costs and expenses, net	354,135	318,778	1,010,399	926,421

Income before income taxes	59,832	98,822	222,997	211,172
Income tax expense	(23,936)	(37,937)	(86,775)	(80,641)

NET INCOME	$35,896	$60,885	$136,222	$130,531

EARNINGS PER SHARE:
Basic	$0.27	$0.46	$1.03	$0.99
Diluted	$0.27	$0.45	$1.02	$0.97

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	131,738	131,291	131,665	131,322
Diluted	133,808	134,187	133,955	134,564

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

NET INCOME	$35,896	$60,885	$136,222	$130,531
OTHER COMPREHENSIVE INCOME (LOSS), NET
OF TAX:
Foreign currency translation loss	(921)	(66)	(920)	(168)
Net deferred (loss) gain from cash flow hedges	(510)	(838)	(435)	256
Deferred gain (loss) from available for sale investments	16	54	(189)	54
COMPREHENSIVE INCOME, NET OF TAX	$34,481	$60,035	$134,678	$130,673

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$136,222	$130,531

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,483	85,930
Accretion expense	389	369
(Income) loss from equity investment	(270)	193
Amortization of deferred debt issuance costs	1,329	1,207
Deferred income tax expense	10,041	7,026
Capitalized interest	(3,543)	(2,570)
Loss (gain) on sale of assets	1,945	(3,062)
Stock-based compensation	9,076	5,014

Changes in working capital:
Accounts receivable	(23,611)	(58,331)
Other current assets	(17,780)	635
Accounts payable, accrued interest and accrued expenses	(14,507)	45,815

Other assets and liabilities	(551)	(18,701)

Net cash provided by operating activities	190,223	194,056

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures - Well Servicing	(100,904)	(107,517)
Capital expenditures - Pressure Pumping	(44,969)	(25,856)
Capital expenditures - Fishing and Rental	(16,364)	(11,053)
Capital expenditures - Other	(5,586)	(2,579)
Proceeds from sale of fixed assets	3,284	10,122
Acquisitions, net of cash acquired of $628	(5,982)	—
Investment in available for sale securities	(98,446)	(61,883)
Proceeds from the sale of available for sale securities	50,035	31,163

Net cash used in investing activities	(218,932)	(167,603)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of long-term debt	(4,463)	(3,000)
Repayments under capital lease obligations	(8,335)	(9,670)
Repayments on line of credit facility	(447)	—
Purchase of treasury stock	(702)	(1,180)

Net cash used in financing activities	(13,947)	(13,850)

Effect of exchange rates on cash	17	(633)

Net (decrease) increase in cash and cash equivalents	(42,639)	11,970
Cash and cash equivalents, beginning of period	88,375	94,170
Cash and cash equivalents, end of period	$45,736	$106,140

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.             ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

Key Energy Services, Inc. is a Maryland corporation that was organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. We emerged from a prepackaged bankruptcy plan in December 1992 as Key Energy Group, Inc. On December 9, 1998, we changed our name to Key Energy Services, Inc. (“Key” or the “Company”). We believe that we are now the leading onshore, rig-based well servicing contractor in the United States. From 1994 through 2002, we grew rapidly through a series of over 100 acquisitions, and today we provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, oilfield transportation services, cased-hole electric wireline services and ancillary oilfield services, fishing and rental services and pressure pumping services. During 2006 and through the third quarter of 2007, Key conducted well servicing operations onshore in the continental United States in the following regions: Gulf Coast (including South Texas, Central Gulf Coast of Texas and South Louisiana), Permian Basin of West Texas and Eastern New Mexico, Mid-Continent (including the Anadarko, Hugoton and Arkoma Basins and the ArkLaTex and North Texas regions), Four Corners (including the San Juan, Piceance, Uinta, and Paradox Basins), the Appalachian Basin, Rocky Mountains (including the Denver-Julesberg, Powder River, Wind River, Green River and Williston Basins), and California (the San Joaquin Basin), and internationally in Argentina and Mexico. During the first quarter of 2007, we were awarded a contract by PEMEX to provide well servicing activities in the Northern region of Mexico.  Operations in Mexico commenced in the second quarter of 2007.  In September 2007, we acquired Advanced Measurements, Inc. (“AMI”), a privately-held Canadian technology company. We also provide limited onshore drilling services in the Rocky Mountains, the Appalachian Basin and in Argentina. We conduct pressure pumping and cementing operations in a number of major domestic producing basins including California, the Permian Basin, the San Juan Basin, the Mid-Continent region, and in the Barnett Shale of North Texas. Our fishing and rental services are located primarily in the Gulf Coast and Permian Basin regions of Texas, as well as in California and the Mid-Continent region.

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

Certain reclassifications have been made to prior period amounts to conform to current period financial statement presentation.  These reclassifications primarily relate to the recasting of prior periods to conform to a realignment of certain positions that were previously reported as a component of direct expenses that are now reported as general and administrative.  These reclassifications had no effect on previously reported net income.  The following tables summarize the effects of these reclassifications on previously reported amounts (in thousands):

	Three Months Ended September 30, 2006
	Amounts as Previously Reported	Effect of Reclassifications	Amounts as Currently Reported

Well servicing costs	$189,078	$(3,592)	$185,486
Pressure pumping costs	38,541	(1,236)	37,305
Fishing and rental costs	15,672	(1,062)	14,610
General and administrative	37,734	5,890	43,624
Total	$281,025	$—	$281,025

	Nine Months Ended September 30, 2006
	Amounts as Previously Reported	Effect of Reclassifications	Amounts as Currently Reported

Well servicing costs	$547,006	$(11,006)	$536,000
Pressure pumping costs	101,130	(3,366)	97,764
Fishing and rental costs	45,174	(2,856)	42,318
General and administrative	124,814	17,228	142,042
Total	$818,124	$—	$818,124

We apply the provisions of EITF Issue 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet Quantitative Thresholds” (“EITF 04-10”) in our segment reporting in Note 10—“Segment Information.” Our contract drilling operations do not meet the quantitative thresholds as described in Statement of Financial Accounting Standards No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), and, under the provisions of EITF 04-10, since the operating segments meet the aggregation criteria, we have combined information about this segment with other similar segments that individually do not meet the quantitative thresholds in our Well Servicing reportable segment.

Principles of Consolidation

Within our consolidated financial statements, we include our accounts and the accounts of our majority-owned or controlled subsidiaries. We eliminate intercompany accounts and transactions. We account for our interest in entities for which we do not have significant control or influence under the cost method. When we have an interest in an entity and can exert significant influence but not control, we account for that interest using the equity method. See Note 6—“Investment in IROC Energy Services Corp.”

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

As further discussed in Note 2 — “Acquisitions,” on September 5, 2007, we acquired all the outstanding shares of AMI, a privately-held Canadian company.  On the date of acquisition, AMI owned a 48% interest in another privately-held Canadian company, Advanced Flow Technologies, Inc. (“AFTI”).  In connection with the acquisition, we were required to exercise an option that increased AMI’s ownership of AFTI to 51.46%.  As a result, we now consolidate AFTI into our financial statements, with the remaining 48.54% representing a minority interest.

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. None of our cash is restricted and we have not entered into any compensating balance arrangements. However, at September 30, 2007, all of our obligations under the Senior Secured Credit Facility (hereinafter defined) were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

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

                As of September 30, 2007 and December 31, 2006, the Company had no investments in debt or equity securities that were classified as “trading” or “held to maturity.” In the third quarter of 2006, the Company began investing in Auction-Rate Securities (“ARS”) and Variable-Rate Demand Notes (“VRDN”). These are investments in long-term bonds whose returns are tied to short-term interest rates that are periodically reset, with periods ranging from 7 days to 6 months. As a result of the long-term nature of the underlying security (bonds with contractual lives ranging from 20 to 30 years), the Company accounts for ARS and VRDN investments as “available for sale” securities.  Because the Company can liquidate its position in an ARS or VRDN investment at par on an interest reset date, and because management does not intend to hold these investments beyond one year, they are classified as current assets in our Consolidated Balance Sheets.

                In addition to the ARS and VRDN investments, in the third quarter of 2006 the Company began to invest in 270-day commercial paper and certain other bond investments. These instruments are treated as “available for sale” securities and are carried at fair value as marketable securities on the Company’s Consolidated Balance Sheets, because their maturity dates are within one year of the date of investment. Any unrealized holding gains or losses on these securities are recorded net of tax as a separate component of stockholders’ equity in Accumulated Other Comprehensive Income until the date of maturity, at which point any gains or losses are reclassified into earnings. We use the specific identification method when determining the amount of realized gain or loss upon the date of maturity. The aggregate fair value of our available for sale investments as of September 30, 2007 was approximately $110.2 million.

Accounts Receivable

                In August and September of 2007, our Argentina subsidiary factored certain of its accounts receivable in order to improve that subsidiary’s working capital position.  Five invoices with a total aggregate amount of $3.1 million were factored with recourse to us.  Fees of less than $0.1 million were paid on the factored receivables on net 30 days terms.  The invoices were factored in order to cover a short-term working capital shortage resulting from retroactive salary increases paid to union employees in Argentina. We do not anticipate factoring additional receivables in the future.

Inventories

                Inventories, which consist primarily of equipment parts for use in our well servicing operations, sand and chemicals for our pressure pumping operations, and supplies held for consumption, are valued at the lower of average cost or market.

Property and Equipment

Asset Retirement Obligations.  In connection with our well servicing activities, we operate a number of Salt Water Disposal (“SWD”) facilities. Our operations involve the transportation, handling and disposal of fluids in our SWD facilities that have been determined to be harmful to the environment. SWD facilities used in connection with our fluid hauling operations are subject to future costs associated with the abandonment of these properties. As a result, we have incurred costs associated with the proper storage and disposal of these materials. In accordance with Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), we recognize a liability for the fair value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset. We depreciate the additional cost over the estimated useful life of the assets. Significant judgment is involved in estimating future cash flows associated with such obligations, as well as the ultimate timing of those cash flows. If our estimates of the amount or timing of the cash flows change, such changes may have a material impact on our results of operations.  Amortization of the assets associated with the asset retirement obligations was $0.1 million and $0.1 million for the quarters ended September 30, 2007, and 2006, respectively.  Amortization of the assets associated with the asset retirement obligations was $0.4 million and $0.4 million for the nine months ended September 30, 2007, and 2006, respectively.

Asset and Investment Impairments.  We apply Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) in reviewing our long-lived assets and investments for possible impairment. This statement requires that long-lived assets held and used by us, including certain identifiable intangibles, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of applying this statement, we group our long-lived assets on a division-by-division basis and compare the estimated future cash flows of each division to the division’s net carrying value. The division level represents the lowest level for which identifiable cash flows are available. We would record an impairment charge, reducing the division’s net carrying value to an estimated fair value, if its estimated future cash flows were less than the division’s net carrying value. “Trigger events,” as defined in SFAS 144, that cause us to evaluate our fixed assets for recoverability and possible impairment may include market conditions, such as adverse changes in the prices of oil and natural gas, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for a division involves significant judgment and estimates. As of September 30, 2007 and December 31, 2006, no trigger events had been identified by management.

Change in Useful Lives.  In the first quarter of 2007, management reassessed the estimated useful lives assigned to all of its equipment due to the higher activity and utilization levels experienced under recent market conditions. As a result, the maximum estimated useful lives of certain assets were adjusted to reflect higher utilization. Included in this change is a reduction in the useful life expected for a well service rig, which was reduced from an average expected life of 17 years to 15 years. Management also determined that the life assigned to a self-remanufactured well service rig should be the same as the 15 year life assigned to a newly constructed well service rig acquired from third parties.

The following table identifies the impact of this change in depreciation and amortization expense for the three and nine months ended September 30, 2007 (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Depreciation and amortization expense using prior lives	$29,819	$86,005
Impact of change	1,366	5,478
Depreciation and amortization expense, as reported	$31,185	$91,483

Diluted earnings per share using prior lives	$0.28	$1.06
Impact of change on diluted earnings per share	(0.01)	(0.04)
Diluted earnings per share, as reported	$0.27	$1.02

As a result of the change, the estimated useful lives of the Company’s asset classes are as follows:

Description	Years
Well service rigs and components	3 - 15
Oilfield trucks, trailers and related equipment	7 - 12
Motor vehicles	3 - 5
Fishing and rental tools	4 - 10
Disposal wells	15 - 30
Furniture and equipment	3 - 7
Buildings and improvements	15 - 30

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

Our intangible assets subject to amortization under SFAS 142 consist of noncompete agreements and patents and trademarks. Amortization expense for noncompete agreements is calculated using the straight-line method over the period of the agreement, ranging from three to seven years. The cost and accumulated amortization are retired when the noncompete agreement is fully amortized and no longer enforceable. Amortization expense for patents and trademarks is calculated using the straight-line method over the useful life of the patent or trademark, ranging from five to seven years.  Amortization of noncompete agreements for the quarters ended September 30, 2007 and 2006 was $0.5 million and $0.5 million, respectively.  Amortization of patents and trademarks for the quarters ended September 30, 2007 and 2006 was $0.2 million and $0.1 million, respectively.  Amortization of noncompete agreements for the nine months ended September 30, 2007 and 2006 was $1.3 million and $1.7 million, respectively.  Amortization of patents and trademarks for the nine months ended September 30, 2007 and 2006 was $0.6 million and $0.4 million, respectively.  During the nine months ended September 30, 2007, the Company capitalized approximately $0.5 million of costs associated with patents and trademarks.  During the nine months ended September 30, 2007, the Company capitalized approximately $1.8 million related to a two-year noncompete agreement with our former Chief Executive Officer.  Through September 30, 2007, amortization of this noncompete agreement was approximately $0.2 million.

As further discussed in Note 2 — “Acquisitions,” in connection with our acquisition of AMI in September 2007, we recorded approximately $3.5 million of goodwill and $7.2 million of specifically identifiable intangibles subject to amortization under SFAS 142.  Amortization of these assets for the three and nine months ended September 30, 2007 was less than $0.1 million.

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

To account for a derivative financial instrument as a hedge, the contract must meet the following criteria: the underlying asset or liability must expose the Company to risk that is not offset in another asset or liability, the hedging contract must reduce that risk, and the instrument must be properly designated as a hedge at the inception of the contract and throughout the contract period. To be an effective hedge, there must be a high correlation between changes in the fair value of the financial instrument and the fair value of the underlying asset or liability, such that changes in the market value of the financial instrument and the anticipated future cash flows would be offset by the effect of price changes on the exposed items.

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

In connection with our acquisition of AMI in September 2007 (see Note 2 — “Acquisitions”), we became party to four swap arrangements that exchanged Singaporean Dollars (“SGD”) for Canadian Dollars (“CDN”).   These agreements meet the definition of a derivative under SFAS 133 and as such will be recorded at fair value on our consolidated balance sheet.  We have not elected to treat these derivatives as cash flow hedges, and as a result, any gains or losses arising out of changes in the fair value of these contracts will be recorded as unrealized gains or losses in our statements of operations as a part of other income and expense.  See Note 4—“Derivative Financial Instruments” for further discussion.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except per share data)

Basic EPS Computation:
Numerator
Net income	$35,896	$60,885	$136,222	$130,531

Denominator
Weighted average shares outstanding	131,738	131,291	131,665	131,322

Basic earnings per share	$0.27	$0.46	$1.03	$0.99

Diluted EPS Computation:
Numerator
Net income	$35,896	$60,885	$136,222	$130,531

Denominator
Weighted average shares outstanding	131,738	131,291	131,665	131,322
Stock options	1,436	2,356	1,689	2,688
Warrants	562	540	577	554
Stock appreciation rights	72	—	24	—
	133,808	134,187	133,955	134,564

Diluted earnings per share	$0.27	$0.45	$1.02	$0.97

The diluted earnings per share calculation for the quarters ended September 30, 2007 and 2006 excludes the potential exercise of 44,500 and 776,000 stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive.  The diluted earnings per share calculation for the nine months ended September 30, 2007 and 2006 excludes the potential exercise of 27,500 and 258,667 stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive.

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

Beginning in June 2005 we began making grants of shares of common stock to certain of our employees and non-employee directors.  These shares have vesting periods ranging from zero to three years. Subject to the provisions of SFAS 123(R), the Company recognizes expense in earnings equal to the fair value of the shares vesting during the period, net of actual and estimated forfeitures.

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

In August 2007, the Company issued stock appreciation rights (“SARs”) to all of its executive officers.  Each SAR award has a ten-year term from the date of grant and vests in equal annual installments on the first, second and third anniversaries of the date of grant.  Upon the exercise of an SAR, the recipient will receive an amount equal to the difference between the exercise price and the fair market value of a share of the Company’s common stock on the date of exercise multiplied by the number of shares of common stock for which the SAR was exercised.  All payments will be made in shares of the Company’s common stock.  Prior to exercise, the SAR does not entitle the recipient to receive any shares of the Company’s common stock and does not provide the recipient with any voting or other stockholder rights.  The Company accounts for the SARs as equity awards under SFAS 123(R) and recognizes compensation expense ratably over the vesting period of the SAR based on its fair value on the date of issuance, net of estimated and actual forfeitures.

Foreign Currency Gains and Losses

The local currency is the functional currency for our foreign operations in Argentina, Canada and Mexico. The cumulative translation gains and losses, resulting from translating each foreign subsidiary’s financial statements from the functional currency to U.S. dollars, are included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity.

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

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007 and recorded a $1.3 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting these standards.  See Note 3—“Income Taxes” for further discussion of the impact of the adoption of these standards.

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

        In January 1999, the Company completed the private placement of 150,000 units (the “Units”) consisting of $150.0 million of 14% Senior Subordinated Notes due January 25, 2009 (the “14% Senior Subordinated Notes”) and 150,000 warrants to purchase an aggregate of approximately 2.2 million shares of the Company’s common stock at an exercise price of $4.88125 per share (the “Warrants”). As of September 30, 2007, 63,500 Warrants had been exercised, leaving 86,500 Warrants outstanding that were exercisable for an aggregate of approximately 1.3 million shares.

        Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to make semiannual liquidated damages payments for periods in which an effective registration statement is not maintained. Due to our past failure to file our SEC reports in a timely manner, we do not have an effective registration statement covering the Warrants, and have been required to make liquidated damages payments, and will continue to be required to make those payments until such time as we have an effective registration statement on file for exercise of the Warrants or the warrant shares issuable thereunder are eligible for resale without registration pursuant to SEC Rule 144 or otherwise.  The requirement to make liquidated damages payments constitutes an RPA under the provisions of FSP EITF 00-19-2. As prescribed by the transition provisions of FSP EITF 00-19-2, on January 1, 2007, the Company recorded a current liability of approximately $1.0 million on its balance sheet, which is equivalent to the payments for the Warrant RPA for one year, and we recorded an offsetting adjustment to the opening balance of retained earnings.  This amount represents the low end of a range of possible outcomes. If we continue to be unable to maintain an effective registration statement with the SEC, the total amount of liquidated damages payable under the Warrant RPA during 2007 could be as high as $1.4 million. Any subsequent changes in the carrying value of the RPA liability will be recorded in earnings as other income and expense.

2.             ACQUISITIONS

Acquisition of Advanced Measurements, Inc.

On September 5, 2007, the Company, through its wholly-owned Canadian subsidiaries, purchased all of the outstanding shares of AMI, a privately-held Canadian technology company focused on oilfield service equipment controls, data acquisition, and digital information work flow.  We made this acquisition in order to improve our access to oilfield services technology.

The purchase price was approximately $6.6 million in cash and approximately $3.1 million of assumed debt, which was repaid in September and November 2007. The purchase agreement also provided for deferred cash payments of up to $1.78 million related to the retention of key AMI employees.  These deferred payments will be expensed as incurred.

On the date of acquisition, AMI owned a 48% interest in AFTI, a privately-held Canadian technology company focused on low cost wireless gas well production monitoring.  This 48% interest was transferred to us as part of the purchase.  In addition, as part of the purchase of AMI we were required to exercise an option to increase AMI’s interest in AFTI to 51.46%.  The cost to exercise this option was approximately $0.5 million.  As a result, AMI now owns a 51.46% interest in AFTI, and as such we consolidate AFTI into our financial statements, with the remaining 48.54% representing a minority interest.

The following table summarizes the preliminary estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition (in thousands of USD):

Cash.	$628
Other current assets	2,881
Property and equipment	555
Goodwill	3,522
Intangible assets	7,241
Other assets	1,013
Total assets acquired	15,840

Current liabilities	1,559
Long-term debt and capital leases	3,118
Deferred tax liability	4,219
Minority interest	334
Total liabilities assumed	9,230
Net assets acquired	$6,610

The allocation of purchase price to specific assets and liabilities is based, in part, upon outside appraisals using customary valuation procedures and techniques. The allocation is still preliminary at this time, and may potentially change by a material amount as our purchase accounting is finalized. We anticipate finalizing our allocation of purchase price in the fourth quarter of 2007, once the final tax basis of the assets and liabilities acquired has been determined and our valuation of AMI’s intangible assets is completed.

Goodwill was recognized as part of the acquisition of AMI as the purchase price exceeded the fair value of the acquired assets and liabilities.  We believe that the goodwill associated with the AMI acquisition is related to the acquired workforce and was therefore not allocated to the assets and liabilities acquired.

All of the $7.2 million of acquired intangible assets is subject to amortization under SFAS 142 and has a weighted-average remaining useful life of approximately 8.7 years.  These intangible assets relate primarily to developed technology and customer backlog.  The $3.5 million of goodwill associated with the purchase of AMI has been allocated to our Well Servicing segment; of that amount, none is expected to be deductible for income tax purposes.

In connection with our acquisition of AMI, we became party to a revolving credit agreement with a maximum outstanding amount of $0.9 million.  As of September 30, 2007, AMI had drawn approximately $0.2 million on this line of credit.  In November 2007, we transferred $0.9 million to AMI in order to pay off amounts outstanding under this facility and terminate it, and to provide additional working capital.

Execution of Moncla Stock Purchase Agreement

On September 19, 2007, Key Energy Services, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company, entered into a stock purchase agreement to acquire Moncla Well Service, Inc. and related entities (“Moncla”).  Collectively, the Moncla  assets include daylight rigs for well servicing and workovers and twenty-four hour rigs for shallow drilling, sidetracking and deep workovers.  In addition, the Moncla companies operate barge rigs, and own rig-up, swab, hot oil and anchor trucks, tubing testing units and rental equipment.  The Moncla companies currently operate in Texas, Louisiana, Mississippi, Alabama and Florida.

Under the stock purchase agreement, the purchase price for Moncla was, subject to certain adjustments, $145.0 million, of which $112.5 million would be paid at closing, with the balance consisting of two unsecured notes totaling $22.5 million and the assumption of approximately $10.0 million in long-term debt.  The notes payable to the sellers consist of one note in the amount of $12.5 million that would be due and payable in a lump-sum, together with accrued interest, on the second anniversary of the closing.  The second note would be payable in annual installments of $2.0 million, plus accrued interest, on each of the first through fifth anniversaries of the closing.  Each of the notes would bear interest at the Federal Funds rate adjusted annually on the anniversary date of the closing date.  Long-term debt assumed in the acquisition was paid off at closing.  In addition, the purchase agreement provides for an earnout of up to $25.0 million over the next five years.  The Moncla acquisition closed on October 25, 2007.  See Note 11—“Subsequent Events.”

 3.            INCOME TAXES

The Company’s effective tax rate for the nine months ended September 30, 2007 and 2006 was 38.9% and 38.2%, respectively.  The primary difference between the statutory rate of 35% and our effective tax rate relates to state taxes, which increased during 2007 primarily due to the new Texas Margins Tax, which took effect on January 1, 2007.

     FIN No. 48 and FSP FIN 48-1. On July 12, 2006, the FASB issued FIN 48, which provides clarification of SFAS 109, “Accounting for Income Taxes” with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard.

In May 2007, the FASB issued FSP FIN 48-1.  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position.  FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007 and recorded a $1.3 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting these standards.  As of January 1, 2007 and September 30, 2007, we had approximately $3.9 million and $4.1 million, respectively, of unrecognized tax benefits, which, if recognized, would impact our effective tax rate.  We are subject to U.S. Federal Income Tax as well as income taxes in multiple state and foreign jurisdictions.  We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2002.

                We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense.  We have accrued approximately $1.5 million and $1.0 million for the payment of interest and penalties as of September 30,

2007 and January 1, 2007, respectively.  We do not expect any substantial changes within the next 12 months related to uncertain tax positions.

4.             DERIVATIVE FINANCIAL INSTRUMENTS

We are exposed to risks due to potential changes in interest rates associated with the variable-rate interest term loan of our Senior Secured Credit Facility. As of September 30, 2007, our variable-rate interest debt instruments comprised 100% of our total debt, excluding our capital lease obligations. Based on this exposure, and because of provisions contained in our Senior Secured Credit Facility, on March 10, 2006 we entered into two $100.0 million notional amount interest rate swaps to effectively fix the interest rate on a portion of our variable-rate debt. These swaps meet the criteria of derivative instruments.

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

As of September 30, 2007, we recorded less than $0.1 million in current assets, less than $0.1 million in current liabilities and $0.3 million in long-term liabilities in our Consolidated Balance Sheets, based on the fair value of our derivative instruments on that date. During the nine months ended September 30, 2007, amounts recorded related to the ineffective portion of our cash flow hedges were less than $0.1 million. No amounts were excluded from the assessment of hedge effectiveness related to the hedge of future cash flows in any of the periods.  During the three and nine months ended September 30, 2007, no amounts were reclassified to earnings in connection with forecasted transactions whose occurrence was no longer considered probable.

Foreign Currency Instruments

In connection with our acquisition of AMI in September 2007 (see Note 2 — “Acquisitions”), we became party to four swap arrangements that exchanged Singaporean Dollars (“SGD”) for Canadian Dollars (“CDN”).   These agreements meet the definition of a derivative under SFAS 133 and as such are recorded at fair value on our Consolidated Balance Sheets.  We have not elected to treat these derivatives as cash flow hedges, and as a result, and gains or losses arising out of changes in the fair value of these contracts are recorded as unrealized gains or losses in our Consolidated Statements of Operations as a part of other income and expense.

                As of September 30, 2007, the aggregate notional amount of these contracts was approximately $0.9 million USD and the aggregate fair value of these contracts was not material.  The last of these contracts settle in January 2008.  For the three and nine months ended September 30, 2007, the unrealized holding loss associated with these instruments was immaterial.

5.             OTHER CURRENT AND NON-CURRENT ACCRUED LIABILITIES:

                As of September 30, 2007 and December 31, 2006, the Company’s current accrued liabilities consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Accrued payroll, taxes and employee benefits	$58,383	$64,876
Accrued operating expenditures	56,060	40,150
Income, sales, use and other taxes	29,649	30,282
Workers’ compensation accrual	14,633	17,325
Unsettled Legal Claims	7,201	28,754
Vehicular Insurance	3,874	3,298
Equity-based compensation	1,417	—
Accrued rent	421	834
Accrued severance	280	631
Deferred gain on sale-leaseback transactions	159	159
Other	2,524	3,261
Total	$174,601	$189,570

                As of September 30, 2007 and December 31, 2006, the Company’s other non-current accrued liabilities consisted of the following:

	September 30, 2007	December 31, 2006
	(in thousands)
Asset retirement obligations	$9,113	$9,622
Evironmental liabilities	2,983	4,683
Accrued rent	2,939	3,241
Accrued income taxes	4,140	2,507
Equity-based compensation	1,477	—
Deferred gain on sale-leaseback transactions	603	722
Severance accruals	73	234
Other	860	247
Total	$22,188	$21,256

6.             INVESTMENT IN IROC ENERGY SERVICES CORP.

As of September 30, 2007 and December 31, 2006, we owned 8,734,469 shares of  IROC Energy Services Corp., formerly known as IROC Systems Corp. (“IROC”), an Alberta-based oilfield services company. This represented approximately 19.7% and 23.0% of IROC’s outstanding common stock on September 30, 2007 and December 31, 2006, respectively. IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $1.48 CDN and $2.10 CDN per share on September 30, 2007 and December 31, 2006, respectively.  Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, serve on the board of directors of IROC.

We have significant influence over the operations of IROC through our ownership interest and representation on IROCs board of directors, but do not control it.  We account for our investment in IROC using the equity method.  Our ownership interest percentage in IROC declined as a result of IROC issuing additional common stock during the nine months ended September 30, 2007. Our investment in IROC totaled $10.9 million and $10.7 million as of September 30, 2007 and December 31, 2006, respectively, and is recorded in our Condensed Consolidated Balance Sheets as a component of other non-current assets.  The pro-rata share of IROC’s earnings and losses to which we are entitled are recorded in our Condensed Consolidated Statements of Operations as a component of other income and expense, with an offsetting increase or decrease to the value of our investment, as appropriate.  Any earnings distributed back to us from IROC in the form of dividends would result in a decrease in the value of our equity investment.

We recorded $0.3 million of income and $0.2 million of loss, respectively, related to our investment in IROC for the nine months ended September 30, 2007 and 2006.  During those time periods, no earnings were distributed back to us by IROC in the form of dividends.

7.             LONG-TERM DEBT

The components of our long-term debt are as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Senior Credit Facility term loans	$394,000	$396,000
Capital lease obligations	27,740	25,794
AMI Credit Facility	191	—
	421,931	421,794
Less: current portion	(15,942)	(15,714)
Total long-term debt	$405,989	$406,080

Senior Secured Credit Facility

On July 29, 2005, we entered into a Credit Agreement (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of (i) a revolving credit facility of up to an aggregate principal amount of $65.0 million, which will mature on July 29, 2010, (ii) a senior term loan facility in the original aggregate amount of $400.0 million, which will mature on June 30, 2012, and (iii) a prefunded letter of credit facility in the aggregate amount of $82.3 million, which will mature on July 29, 2010. The revolving credit facility includes a $25.0 million sub-facility for additional letters of credit. The proceeds from the term loan facility, along with cash on hand were used to refinance our then-existing 8.375% Senior Notes due 2013 and our then-existing 6.375% Senior Notes due 2008. The revolving credit facility may be used for general corporate purposes.

Borrowings under the Senior Secured Credit Facility through December 31, 2005 bore interest upon the outstanding principal balance, at the Company’s option, at the prime rate plus a margin of 1.75% or a Eurodollar rate plus a margin of 2.75%. These margins were increased on December 31, 2005 by 0.50% and again on June 30, 2006 by 0.50% because the Company did not meet certain filing targets for our Annual Report on Form 10-K for the year ended December 31, 2003. We were also required to pay certain fees in connection with the credit facilities, including a commitment fee as a percentage of aggregate commitments.

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

First Amendment to Senior Secured Credit Facility

On November 3, 2005, we amended the Senior Secured Credit Facility (the “First Amendment”) to increase the amount of capital expenditures allowed under the facility during 2005 and 2006. Under the terms of the First Amendment, we were allowed to make annual capital expenditures of $175.0 million for 2005 and $200.0 million for 2006. Additionally, under certain conditions, up to $25.0 million of the capital expenditure limit, if not spent in the permitted fiscal year, could be carried over for expenditures in the next succeeding fiscal year. Previously under the Senior Secured Credit Facility, we were limited to annual capital expenditures of $150.0 million.  No fees were paid in association with the First Amendment.

Second Amendment to Senior Secured Credit Facility

On November 21, 2006, we again amended the Senior Secured Credit Facility (the “Second Amendment”) to (i) allow the Company until July 31, 2007 to file its Annual Report on Form 10-K for the year ended December 31, 2006, quarterly reports for 2005 and 2006, and quarterly reports for 2007 that were then due, and to waive any defaults due to the failure to file compliant SEC reports for prior periods; (ii) reduce the Eurodollar interest rate spread from 3.75% to 2.50% and commitment fees from 0.50% to 0.375%; (iii) increase the limitation on annual capital expenditures through 2009 to $225.0 million; (iv) increase the permitted stock repurchase basket from $50.0 million to $250.0 million and permit repurchases before the Company has made all required SEC filings; (v) increase the permitted acquisitions basket from $50.0 million to $100.0 million; and (vi) eliminate the provision requiring the Company to prepay the term loan with excess cash flow. We paid a total of $0.5 million in fees and other expenses in connection with the Second Amendment.

Third Amendment to Senior Secured Credit Facility

On July 27, 2007, the Company entered into a Third Amendment to our Senior Secured Credit Facility. The amendment (i) eliminated the $100 million limitation on permitted acquisitions; (ii) increased the permitted stock repurchase basket from $250.0 million to $300.0 million; (iii) extended until August 31, 2007, the date by which we were required to file our Annual Report on Form 10-K for the year ended December 31, 2006, and the date by which we were required to file our quarterly reports on Form 10-Q for 2005 and 2006; and (iv) extended until October 31, 2007, the date by which we were required to file our quarterly reports for the periods ending March 31 and June 30, 2007.  All of these filings occurred prior to the due dates specified in the Third Amendment.  We paid fees associated with the Third Amendment of approximately $1.2 million.

As of September 30, 2007, the Company is in compliance with the debt covenants and had no borrowings under the revolving credit facility of the Senior Secured Credit Facility and had $394.0 million borrowed at three-month Eurodollar rates, plus a margin of 2.50%. The weighted average interest rate on our outstanding debt, excluding our capital lease obligations, was approximately 5.39% as of September 30, 2007.  As described above, the Company has interest rate swaps that hedge a portion of the interest rate expense on the term loan.

In connection with the consummation of the Moncla acquisition, one of our wholly-owned subsidiaries granted two unsecured promissory notes to the seller.  Additionally, in November 2007, we commenced a private placement offering of up to $400 million of senior notes due 2017, entered into a commitment letter for a new senior secured credit facility, and entered into negotiations to amend our existing Senior Secured Credit Facility.  See Note 11 — “Subsequent Events.”

AMI Credit Facility

                As discussed in Note 2 — “Acquisitions,” upon our acquisition of AMI, we became party to a $0.9 million line of credit facility that AMI used to fund its working capital requirements prior to the acquisition.  As of September 30, 2007, AMI had drawn approximately $0.2 million on this line of credit.  On November 1, 2007, we transferred $0.9 million to AMI in order to pay off amounts outstanding under this line of credit facility and to fund future working capital requirements.  The Company intends to terminate this facility in the fourth quarter of 2007.

Interest Expense

Interest expense for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,
	2007	2006
	(in thousands)
Cash payments	$7,919	$9,721
Commitment and agency fees paid	653	1,147
Amortization of debt issuance costs	471	404
Net change in accrued interest	416	93
Capitalized interest	(1,545)	(955)
Total interest expense	$7,914	$10,410

	Nine Months Ended September 30,
	2007	2006
	(in thousands)
Cash payments	$22,955	$25,785
Commitment and agency fees paid	2,634	3,390
Amortization of debt issuance costs	1,329	1,207
Net change in accrued interest	2,856	1,205
Capitalized interest	(3,543)	(2,570)
Total interest expense	$26,231	$29,017

8.             COMMITMENTS AND CONTINGENCIES

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

Litigation with Former Officers and Employees.  On April 7, 2006, we delivered a notice to our former chief executive officer, Francis D. John, of our intention to treat his termination of employment effective May 1, 2004, as “for Cause” under his employment agreement with us. In response to the notice, Mr. John filed a lawsuit against us in the U.S. District Court for the Southern District of Texas, Houston Division, on May 19, 2006, in which he alleged, among other things, that we breached stock option agreements and his employment agreement. On June 13, 2006, we filed an answer and counterclaim denying Mr. John’s claims and asserting claims against Mr. John for breach of contract and declaratory judgment including, among other things, a declaration that “Cause” exists under Mr. John’s employment agreement. On June 20, 2007 we settled our litigation with Mr. John for $23 million, which was paid on July 5, 2007.

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

On July 6, 2007, we delivered a notice to Mr. Loftis, through his counsel, of our intention to treat his termination of employment effective July 8, 2004 as “for cause” under his employment agreement.  On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract, and breach of fiduciary duties.  In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, as well as damages relating to the allegations of malpractice and breach of fiduciary duties.   On September 21, 2007, the Company’s Board of Directors determined that Mr. Loftis should be terminated “for cause” effective July 8, 2004, and further found that his vested and unvested stock options should be deemed expired.

Additionally, on August 21, 2006, our former chief financial officer, Royce W. Mitchell, filed a suit against the Company in 385th District Court, Midland County, Texas alleging breach of contract with regard to alleged bonuses, benefits and expense reimbursements, conditional stock grants and stock options, to which he believes himself entitled; as well as relief under theories of quantum meruit, promissory estoppel, and specific performance. Although there is no scheduling order in the case, discovery is underway.  Partial summary judgment motions have been made by both parties, and we are awaiting the court’s decisions.  Further, our former controller and assistant controller filed a joint complaint against the Company on September 3, 2006 in 133rd District Court, Harris County, Texas alleging constructive termination and breach of contract. Following Key’s removal of the case to the federal court, constructive termination allegation was dismissed and the parties agreed to a remand of the case back to the state court. Discovery is now ongoing.

We are vigorously defending against these claims; however, we cannot predict the outcome of the lawsuits.

Shareholder Class Action Suits and Derivative Actions.  Since June 2004, we have been named as a defendant in six class action complaints for alleged violations of federal securities laws, which have been filed in federal district court in Texas. These six actions have been consolidated into one action. On November 1, 2005, the plaintiffs filed a consolidated amended class action complaint. The complaint generally alleges that we made false and misleading statements and omitted material information from our public statements and SEC reports during the class period in violation of the Securities Exchange Act of 1934, including alleged: (i) overstatement of revenues, net income, and earnings per share, (ii) failure to take write-downs of assets, consisting of primarily idle equipment, (iii) failure to amortize the Company’s goodwill, (iv) failure to disclose that the Company lacked adequate internal controls and therefore was unable to ascertain the true financial condition of the Company, (v) material inflation of the Company’s financial results at all relevant times, (vi) misrepresentation of the value of acquired businesses, and (vii) failure to disclose misappropriation of funds by employees.

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

On September 7, 2007, the Company reached agreements in principle to settle all pending securities class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants.  The Company’s contribution to the settlement, net of payments by its insurers and contributions from other defendants, will amount to $1.0 million.  The Company has recorded a liability in this amount for the quarter ended March 31, 2007.  The settlement is subject to completion of documentation and court approval following notices to all potential claimants eligible for class participation.  A preliminary hearing, originally scheduled for October 24, 2007, has been reset for November 21, 2007.  The final hearing is scheduled for March 25, 2008.

Tax Audits.  We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors.  As of September 30, 2007, we have recorded reserves for future potential liabilities as a result of these audits that management feels are appropriate. While we have fully reserved for these assessments, the ultimate amount of settlement can vary from this estimate. In connection with our Egyptian operations, we are undergoing income tax audits for all periods in which we had operations.  Based on information as of the period covered by this report, we have determined that additional income taxes will be owed and have recorded a liability of approximately $1.1 million.

Self-Insurance Reserves.  We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. As of September 30, 2007 and December 31, 2006, we have recorded $67.4 million and $69.0 million, respectively, of self-insurance reserves related to worker’s compensation, vehicular liabilities and general liability claims.

Environmental Remediation Liabilities.  For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated.  Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, whereas our litigation reserves do reflect the application of our insurance coverage. As of September 30, 2007 and December 31, 2006, we have recorded $3.0 million and $4.7 million, respectively, for our environmental remediation liabilities.

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

Argentina Payroll Matters.  Our Argentinean subsidiary, Key Energy Services S.A., had previously underpaid our social security contributions to the Administración Federal de Ingressos Públicos (“AFIP”) as a result of applying an incorrect rate in the calculation of our obligation. Additionally, we also underpaid AFIP as a result of our incorrect use of food stamp equivalents provided to employees as compensation. The correct amounts have been reflected in these financial statements. On May 31, 2007 we paid AFIP $3.5 million, representing the cumulative amount of underpayment and interest. As a result of our underpayment, AFIP has imposed fines and penalties against us and has begun an audit of our filings made to them in prior years. We have recorded an appropriate liability for this matter and do not expect the ultimate resolution of this matter to have a material impact to our results of operations, cash flows or financial position.

Well Service Rig Purchase Contract.   In October 2005, we entered into a purchase and sale agreement to acquire 30 well service rigs, with the option to acquire more under the terms of the agreement. We ordered and took delivery of 25 rigs under the agreement, returned 3 defective rigs for full credit and subsequently agreed with the seller to reduce the total number of rigs deliverable under the agreement to 22 rigs. Through September 30, 2007 we have received delivery of the 22 rigs and do not have any pending orders for additional rigs.

Expired Option Holders.  On September 24, 2007, Belinda Taylor, on behalf of herself and all similarly situated residents of Texas, filed a lawsuit in the 11th Judicial District of Harris County, Texas, alleging that the Company breached its contracts with former employees who held vested options that expired between April 28, 2004 and the date that the Company became current in its financial statements (the “Expired Option Holders”). The suit also alleges the Company breached its fiduciary duties and duties of good fair and fair dealing in the pricing of stock options it granted to those Expired Option Holders, based upon the alleged overstatement of assets prior to the Company’s restatement.   She amended her lawsuit on September 25, 2007, to include all Expired Option Holders, regardless of residence.  The Company has denied the allegations and does not believe that the ultimate resolution of this matter will have a material impact on our results of operations, cash flows or financial position.

9.             STOCKHOLDERS’ EQUITY

Common Stock

On September 30, 2007, we had 200,000,000 shares of common stock authorized with a $0.10 par value, of which 131,890,674 shares were issued and outstanding, net of 533,466 shares held in treasury, and no dividends were declared or paid.  On December 31, 2006, we had 200,000,000 shares of common stock authorized with a $0.10 par value, of which 131,624,038 shares were issued and outstanding, net of 497,501 shares held in treasury, and no dividends had been declared or paid.

Common Stock Warrants

On January 22, 1999, in connection with a private placement offering, we issued 150,000 Warrants to purchase approximately 2.2 million shares of the Company’s common stock at an exercise price of $4.88125 per share.  Through September 30, 2007, 63,500 Warrants had been exercised, providing $4.2 million of proceeds to us and leaving 86,500 Warrants outstanding, which are potentially convertible into an aggregate of approximately 1.3 million shares of the Company’s common stock. On the date of issuance, the value of the Warrants was estimated at $7.4 million and was classified as equity. Under the terms of the Warrants, we are required to maintain an effective registration statement with the SEC covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to make semiannual liquidated damages payments for periods in which an effective registration statement is not maintained. Due to our past failure to file our SEC reports in a timely manner, we do not have an effective registration statement covering the Warrants, and have been required to make liquidated damages payments, and will continue to be required to make those payments until such time as we have an effective registration statement on file for exercise of the Warrants or the warrant shares issuable thereunder are eligible for resale without registration pursuant to SEC Rule 144 or otherwise.  We paid liquidated damages starting at $0.05 per Warrant per week and escalating to $0.20 per Warrant per week. The total amounts paid to holders of the Warrants were $0.5 million and $0.4 million during the three months ended September 30, 2007 and 2006, respectively.  The total amounts paid to the holders of the Warrants were $1.0 million and $0.9 million during the nine months ended September 30, 2007 and 2006, respectively.

Treasury Stock

During the nine months ended September 30, 2007 and 2006, the Company purchased 35,965 and 80,835 shares, respectively, of restricted common stock that had been previously granted to certain of the Company’s officers, pursuant to an agreement under which those individuals were permitted to sell shares back to the Company in order to satisfy the income tax withholding requirements related to the vesting of these grants. We account for treasury stock under the cost method, and as such recorded $0.7 million and $1.2 million, respectively, in treasury stock on the date of purchase, which represented the fair market value of the shares based on the price of the Company’s stock on the date of purchase.

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

Key may grant Incentive Awards covering an aggregate of the greater of (i) 3.0 million shares of our common stock or (ii) 10% of the shares of our common stock issued and outstanding on the last day of each calendar quarter, provided, however, that a decrease in the number of issued and outstanding shares of our common stock from the previous calendar quarter shall not result in a decrease in the number of shares available for issuance under the 1997 Incentive Plan.  As of September 30, 2007, the number of shares of our common stock that may be covered by Incentive Awards was approximately 13.2 million shares.  As of that date, approximately 0.5 million Incentive Awards could still be issued under the 1997 Incentive Plan.

The following table summarizes the stock option activity related to the plans for the nine months ended September 30, 2007 (options in thousands):

	Options	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at beginning of year	5,829	$9.46	$4.94
Granted	1,192	$14.41	$5.98
Exercised	—	$—	$—
Cancelled or expired	(813)	$10.26	$5.00
Outstanding at end of period	6,208	$10.36	$5.13

Exercisable at end of period	4,165	$8.34	$4.51

The following tables summarize information about the stock options outstanding at September 30, 2007 (options in thousands):

	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding, September 30, 2007	Weighted Average Exercise Price	Weighted Average Fair Value

Range of Exercise Prices:
$3.00 - $7.44	1.75	944	$4.85	$3.44
$7.45 - $8.43	4.05	1,069	$8.16	$4.45
$8.44 - $11.75	4.35	1,681	$9.36	$4.96
$11.76 - $14.25	7.07	619	$12.09	$5.30
$14.26 - $18.90	9.34	1,895	$14.66	$6.46
		6,208	$10.36	$5.13

	Number of Options Exercisable, September 30, 2007	Weighted Average Exercise Price	Weighted Average Fair Value

Range of Exercise Prices:
$3.00 - $7.44	944	$4.85	$3.44
$7.45 - $8.43	1,057	$8.16	$4.45
$8.44 - $11.75	1,676	$9.36	$4.93
$11.76 - $14.25	478	$11.95	$5.14
$14.26 - $18.90	10	$14.51	$7.19
	4,165	$8.34	$4.51

The weighted-average remaining contractual term of the outstanding exercisable options as of September 30, 2007, is approximately 4.0 years.  The total fair value of stock options granted during the nine months ended September 30, 2007 was $7.1 million.  The fair value of each stock option granted during the nine months ended September 30, 2007 was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Risk-free interest rate	4.4%
Expected life of options, years	6
Expected volatility of the Company’s stock price	39.5%
Expected dividends	none

During the three months ended September 30, 2007 and 2006, we recognized approximately $1.0 million and $0.7 million, respectively, in compensation expense associated with options.  For the nine months ended September 30, 2007 and 2006, we recognized approximately $2.2 million and $2.0 million, respectively, in compensation expense associated with options.  Tax benefits of $0.2 million were recognized in association with stock options for the three and nine months ended September 30, 2007.  For the options outstanding as of September 30, 2007, the Company expects that it will recognize approximately $9.1 million of expense over the next 1.5 years.

Common Stock Awards

In June 2005, we began granting shares of common stock to our outside directors and certain employees. Common stock awards granted to our outside directors vest immediately, while those granted to our employees vest over a three-year period and are subject to forfeiture.  The total fair market value of all common stock awards granted during the nine months ended September 30, 2007 and 2006 was $4.5 million and $0.7 million, respectively.

Pursuant to the agreement under which they are issued restricted stock, recipients of common share awards may have shares withheld in order to satisfy those individuals’ income tax obligations associated with the vesting of the awards granted to them. We account for these as treasury stock transactions. In connection with a vesting in June of 2006, one of the recipients was permitted to have an amount withheld that was in excess of the required minimum required withholding under current tax law. Under SFAS 123(R), we are required to account for this grant as a liability award. Compensation expense for this award for the nine months ended September 30, 2007 and 2006 was $0.1 million and $0.1 million, respectively.  Compensation expense recognized for this award during the quarters ended September 30, 2007 and 2006 was less than $0.1 million in both periods.

The following table summarizes information for the nine months ended September 30, 2007 about the common share awards that have been issued by the Company (shares in thousands):

	Outstanding	Weighted-Average Issuance Price	Vested	Weighted-Average Issuance Price
Shares at beginning of period (1)	833	$13.69	258	$12.43
Shares issued during period (2)	302	$14.79	38	$17.92
Previously issued shares vesting during period	—	$—	131	$12.03
Shares repurchased during period	(36)	$11.90	(36)	$11.90
Shares at end of period	1,099	$14.05	391	$12.88

(1) Net of 80,835 shares repurchased in June 2006.

(2) Shares issued to outside directors are immediately vested.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock grants that do not immediately vest, we recognize compensation cost ratably over the vesting period of the grant, net of actual and estimated forfeitures. For the three months ended September 30, 2007 and 2006, we recognized $1.7 million and $0.9 million, respectively, of pre-tax expense related to common stock awards, net of estimated and actual forfeitures.  For the nine months ended September 30, 2007 and 2006, we recognized $3.9 million and $3.2 million, respectively, of pre-tax expense related to common stock awards, net of estimated and actual forfeitures.  In connection with the expense related to common stock awards recognized during the three and nine months ended September 30, 2007, we recognized tax benefits of zero and $0.8 million, respectively.  For the unvested common stock awards outstanding as of September 30, 2007, the Company anticipates that it will recognize approximately $6.6 million of expense over the next 0.8 years.

Phantom Share Awards

                In December 2006, the Company announced the implementation of a “Phantom Share Plan,” pursuant to which certain of the Company’s employees were granted “Phantom Shares.”  The Phantom Shares vest ratably over a four-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date.  Grantees are not permitted to defer the payment to a later date.  The Phantom Shares qualify as a “liability” type award under SFAS 123(R), and as such, we account for these awards at fair value.  We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of service requirement that has been performed, net of estimated and actual forfeitures, with an offsetting liability recorded on our Consolidated Balance Sheets.  During the three and nine months ended September 30, 2007, we recognized approximately $0.8 million and $2.9 million of pre-tax compensation expense, respectively, associated with the Phantom Shares, and have recorded a current liability of approximately $1.4 million and a long-term liability of approximately $1.5 million as of September 30, 2007.  Associated with the Phantom Shares, we recognized $0.3 million and $1.1 million, respectively, of tax benefits for the three and nine months ended September 30, 2007.  For the unvested Phantom Share awards outstanding as of September 30, 2007, the Company estimates that it will recognize an additional $5.4 million of compensation expense over the next 1.8 years.

Stock Appreciation Rights

In August 2007, under the 1997 Incentive Plan, the Company issued approximately 590,000 stock appreciation rights (“SARs”) to certain executive officers.  Each SAR award has a ten-year term from the date of grant and vests in equal annual installments on the first, second and third anniversaries of the date of grant.  The per share exercise price of each SAR is $14.32, which was determined to be the fair market value of a share of the Company’s common stock on the date of the grant. Upon the exercise of an SAR, the recipient will receive an amount equal to the difference between the exercise price and the fair market value of a share of the Company’s common stock on the date of exercise multiplied by the number of shares of common stock for which the SAR was exercised.  All payments will be made in shares of the Company’s common stock.  Prior to exercise, the SAR does not entitle the recipient to receive any shares of the Company’s common stock and does not provide the recipient with any voting or other stockholder rights.

During the three and nine months ended September 30, 2007, the Company recognized approximately $0.2 million in compensation expense associated with the SARs.  Tax benefits recognized in connection with the SARs for the three months ended September 30, 2007 were less than $0.1 million.  For the unvested SARs outstanding as of September 30, 2007, the Company expects that it will recognize approximately $3.3 million of expense over the next 1.9 years.

10.          SEGMENT INFORMATION

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

We evaluate the performance of our operating segments based on revenue and EBITDA, which is a non-GAAP measure and not disclosed below. Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of cash and cash equivalents, short-term investments, debt financing costs and deferred income tax assets.

The following table sets forth our segment information as of and for the periods ended September 30, 2007 and September 30, 2006, respectively:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Total
	(in thousands)
As of and for the three months ended September 30, 2007:
Operating revenues	$311,304	$77,112	$25,551	$—	$413,967
Gross margin	118,153	27,755	10,577	—	156,485
Depreciation and amortization	20,100	4,362	2,126	4,597	31,185
Interest expense	(261)	(307)	(148)	8,630	7,914
Net income (loss)	78,372	21,400	5,786	(69,662)	35,896
Propery, plant and equipment, net	562,833	131,620	46,950	38,675	780,078
Total assets	1,079,728	240,503	89,930	267,877	1,678,038
Capital expenditures, excluding acquisitions	(33,230)	(9,175)	(5,445)	(1,128)	(48,978)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Total
	(in thousands)
As of and for the three months ended September 30, 2006:
Operating revenues	$323,655	$69,038	$24,907	$—	$417,600
Gross margin	138,169	31,733	10,297	—	180,199
Depreciation and amortization	22,513	3,209	1,730	2,740	30,192
Interest expense	(218)	(117)	(36)	10,781	10,410
Net income (loss)	102,439	26,150	5,918	(73,622)	60,885
Propery, plant and equipment, net	522,962	91,122	34,963	32,762	681,809
Total assets	1,013,218	181,326	77,606	236,063	1,508,213
Capital expenditures, excluding acquisitions	(33,132)	(7,326)	(6,298)	(2,058)	(48,814)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Total
	(in thousands)
As of and for the nine months ended September 30, 2007:
Operating revenues	$931,289	$228,478	$73,629	$—	$1,233,396
Gross margin	385,306	85,178	31,696	—	502,180
Depreciation and amortization	63,372	12,354	6,520	9,237	91,483
Interest expense	(696)	(676)	(327)	27,930	26,231
Net income (loss)	268,848	65,921	18,117	(216,664)	136,222
Propery, plant and equipment, net	562,833	131,620	46,950	38,675	780,078
Total assets	1,079,728	240,503	89,930	267,877	1,678,038
Capital expenditures, excluding acquisitions	(100,904)	(44,969)	(16,364)	(5,586)	(167,823)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate / Other	Total
	(in thousands)
As of and for the nine months ended September 30, 2006:
Operating revenues	$884,962	$181,035	$71,596	$—	$1,137,593
Gross margin	348,962	83,271	29,278	—	461,511
Depreciation and amortization	64,276	8,381	5,025	8,248	85,930
Interest expense	(508)	(500)	(43)	30,068	29,017
Net income (loss)	233,776	68,440	15,925	(187,610)	130,531
Propery, plant and equipment, net	522,962	91,122	34,963	32,762	681,809
Total assets	1,013,218	181,326	77,606	236,063	1,508,213
Capital expenditures, excluding acquisitions	(107,517)	(25,856)	(11,053)	(2,579)	(147,005)

Operating revenues for our foreign operations were $27.9 million and $22.2 million for the three months ended September 30, 2007 and 2006, respectively. Operating revenues for our foreign operations were $67.9 million and $57.4 million for the nine months ended September 30, 2007 and 2006, respectively.  Gross margins for our foreign operations were $6.1 million and $6.5 million for the quarters ended September 30, 2007 and 2006, respectively. Gross margins for our foreign operations were $11.7 million and $14.7 million for the nine months ended September 30, 2007 and 2006, respectively.

We have $114.2 million and $77.9 million of identifiable assets related to our foreign operations as of September 30, 2007 and December 31, 2006, respectively. Capital expenditures for our foreign operations were $4.9 million and $8.0 million for the nine months ended September 30, 2007 and 2006, respectively.

11.          SUBSEQUENT EVENTS

Closing of Moncla Purchase

The Company closed the acquisition of Moncla on October 25, 2007.  The Company paid $145.8 million for Moncla, of which $123.3 million was paid in cash at closing.  Cash paid at closing included the repayment of approximately $14.7 million of Moncla indebtedness.  In addition, the purchase price includes $22.5 million of notes payable to the sellers, and the purchase agreement provides for an earnout of up to $25.0 million over the next five years.  The notes payable to the sellers consist of two notes.  The first is an unsecured note in the amount of $12.5 million, which is due and payable in a lump-sum, together with accrued interest, on October 25, 2009.  The second unsecured note in the amount of $10.0 million is payable in annual installments of $2.0 million, plus accrued interest, beginning October 25, 2008 through 2012.  Each of the notes bear interest at the Federal Funds rate adjusted annually on the anniversary date of the closing date.

Moncla is headquartered in Lafayette, Louisiana, and has offices in Sour Lake, Texas and Sandersville, Mississippi.  Moncla’s fleet includes daylight rigs for well servicing and workovers and twenty-four hour rigs for shallow drilling, sidetracking and deep workovers. Moncla also has a fleet of workover barges. In addition to rigs, Moncla owns rig-up, swab, hot oil and anchor trucks, tubing testing units and rental equipment. Moncla currently operates in Texas, Louisiana, Mississippi, Alabama and Florida.

New Credit Facility

                The Company also received a commitment from two lenders to provide, subject to customary conditions, $150 million of a new $400 million senior secured credit revolving credit facility and to use their best efforts to syndicate the remaining $250 million of the revolving credit facility.  Three additional lenders have committed to provide an additional $150 million of the revolving credit facility.  The commitment letter also provides for a $350 million term loan facility that the Company will terminate upon the successful completion of the offering of the senior notes.  The Company expects to enter into the new senior secured revolving credit facility concurrently with the closing of the senior notes offering.

Senior Notes Offering

On November 5, 2007, the Company commenced an offering of up to $400 million of senior notes due 2017 through a private placement.  Under the proposed terms of the offering certain of the Company’s domestic subsidiaries will fully and unconditionally guarantee the notes. The Company intends to use the net proceeds of the proposed offering to retire its outstanding $393 million of term loans under our existing Senior Secured Credit Facility.

Amendment to Existing Senior Secured Credit Facility

                The Company is currently in discussions with its lenders under the revolving credit facility of its Senior Secured Credit Facility to amend the facility if the Company completes the offering of the senior notes.  The amendment would permit the issuance of the notes, terminate the prefunded letter of credit facility and permit the Company to use the entire $65 million revolving credit portion of the Senior Secured Credit Facility for letters of credit.

Item 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, included elsewhere herein.

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

	WTI Cushing Crude Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes Land Drilling Rigs (2)

2006:
First Quarter	$63.27	$7.84	1,440
Second Quarter	$70.41	$6.65	1,539
Third Quarter	$70.42	$6.17	1,626
Fourth Quarter	$59.98	$7.24	1,634

2007:
First Quarter	$58.08	$7.18	1,651
Second Quarter	$64.97	$7.66	1,680
Third Quarter	$75.46	$6.24	1,717

(1)           Represents average crude oil or natural gas price, respectively, for each of the periods presented.

(2)           Source: www.bakerhughes.com.

Internally, we measure activity levels primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for well servicing activities also rises, resulting in increased rig and trucking services and more hours worked.  While overall demand for the services we provide has increased during 2007, our activity levels have declined since 2006 due to increased capacity entering the marketplace.  In addition, if activity levels were to decline due to lower spending by oil and natural gas producers, we would provide fewer rig and trucking services, which would result in lower hours worked.  We publicly release our monthly rig and trucking hours.  The following table presents our quarterly rig and trucking hours from 2006 through the third quarter of 2007.

	Rig Hours	Trucking Hours
2006:
First Quarter	663,819	609,317
Second Quarter	679,545	602,118
Third Quarter	677,271	587,129
Fourth Quarter	637,994	578,471
Total 2006:	2,658,629	2,377,035

2007:
First Quarter	625,748	571,777
Second Quarter	611,890	583,074
Third Quarter	597,617	570,356

Market Conditions

Industry fundamentals in the U.S. marketplace remain strong as crude oil prices averaged $75.46 per barrel during the September 2007 quarter and averaged approximately $85.66 per barrel during the month of October.   While natural gas prices averaged $6.24 per MMbtu during the September 2007 quarter, natural gas prices increased to an average approximately $7.22 per MMbtu during the month of October.  We believe the increase in natural gas prices is seasonally related as natural gas prices tend to increase in the winter months.  Industry activity levels, as measured by the Baker Hughes land drilling rig count, improved slightly during the September 2007 quarter as the rig count averaged 1,717 rigs compared to 1,680 rigs in the June 2007 quarter.   The drilling rig count totaled 1,738 on November 2, 2007.

According to the Energy Information Association, there was approximately 3.5 Tcf of natural gas in storage as of November 1, 2007.  This is 8.4% higher than the five-year average and the current high levels of natural gas storage have led to concern that natural gas prices could be weak in the event that the United States has a warm winter and demand for natural gas deteriorates.  As a result, natural gas prices averaged $6.24 during the September 2007 quarter, but have since improved modestly to $7.22 in the month of October 2007.  Although natural gas prices have declined significantly from earlier this year, the NYMEX 12-month strip averaged over $7.50 per MMbtu as of November 1, 2007, a level which is still strong for oil and natural gas producers.

Despite the recent declines in natural gas prices, there does not appear to be an impact to U.S. natural gas-directed drilling.  In fact, the Baker Hughes land drilling rig count totaled 1,738 on November 2, 2007, which is near the 20-year high of 1,754.  While there is typically a lag between the time commodity prices change and when drilling levels are impacted, recent oilfield service industry reports show a rise in the level of land drilling permits, and this is often a leading indicator of future drilling activity.  The rise in drilling permits suggests that drilling activity should remain strong.

We believe that industry long-term activity levels should remain stable despite the recent softness in natural gas prices.  We remain positive about long term industry fundamentals.  Our long-term positive outlook is based on (i) strength of today’s oil price; (ii) a healthy 12-month strip for both oil and natural gas prices; (iii) our belief that capital spending by our customers should remain strong; (iv) preliminary evidence that the U.S. drilling rig count permit is rising, which we believe will result in higher drilling activity; and (v) our belief that natural gas wells drilled today are experiencing faster decline rates which should require more drilling to maintain natural gas production.   In the short-term, our activity levels have been negatively impacted by new capacity additions in many of our markets.   This has resulted in lower equipment utilization and pricing pressure for our services.  We anticipate that this additional capacity will be minimized over the next few quarters as (i) capital expenditures for new equipment are expected to decline in 2008, (ii) as service providers use new equipment to retire older equipment, and (iii) through industry consolidation.  We are, however, cognizant that a material decline in natural gas prices from today’s levels could result in further erosion of our rig and trucking hours while additional capacity in all of our segments could reduce demand for our services or result in additional price pressure for our services.

Results of Operations

Key Energy Services, Inc.

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUES:
Well servicing.	$311,304	$323,655	$931,289	$884,962
Pressure pumping	77,112	69,038	228,478	181,035
Fishing and rental services	25,551	24,907	73,629	71,596

Total revenues.	413,967	417,600	1,233,396	1,137,593

COSTS AND EXPENSES:
Well servicing	193,151	185,486	545,983	536,000
Pressure pumping	49,357	37,305	143,299	97,764
Fishing and rental services	14,974	14,610	41,934	42,318
Depreciation and amortization	31,185	30,192	91,483	85,930
General and administrative	56,569	43,624	164,787	142,042
Interest expense.	7,914	10,410	26,231	29,017
Loss (gain) on sale of assets, net	2,398	(817)	1,945	(3,062)
Interest income	(1,851)	(1,841)	(5,589)	(3,868)
Other, net	438	(191)	326	280

Total costs and expenses, net	354,135	318,778	1,010,399	926,421

Income before income taxes	59,832	98,822	222,997	211,172
Income tax expense	(23,936)	(37,937)	(86,775)	(80,641)

NET INCOME	$35,896	$60,885	$136,222	$130,531

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Revenue:

Well Servicing:  Well servicing revenues decreased 3.8% to $311.3 million for the quarter ended September 30, 2007 compared to revenue of $323.7 million for the quarter ended September 30, 2006.  The decrease in revenue is largely attributable to lower rig and trucking hours, offset modestly by increased revenue from the Company’s cased-hole wireline operation and operations under the Mexico contract, which commenced in the second quarter of 2007.  For the September 2007 quarter, the Company’s composite segment revenue to total hours (defined as rig hours plus trucking hours) was approximately $266 per hour compared to approximately $256 per hour for the September 2006 quarter.  The improvement is largely attributable to the Mexico contract and the incremental revenue from the cased-hole electric wireline business.  Rig hours for the Company decreased 11.8% to 597,617 in the September 2007 quarter from 677,271 in the September 2006 quarter while the Company’s trucking hours decreased 2.9% to 570,356 in the September 2007 quarter from 587,129 in the September 2006 quarter.  The decrease in the rig and trucking hours is largely attributable to the impact of lost market share due to new capacity additions.

Pressure Pumping Services: Pressure pumping services (“PPS”) segment revenues increased 11.7% to $77.1 million for the quarter ended September 30, 2007 compared to revenue of $69.0 million for the quarter ended September 30, 2006.  The increase in revenue is attributable to incremental pressure pumping equipment and higher activity levels.  At September 30, 2007, the Company had approximately 203,000 horsepower of pumping equipment as compared to approximately 162,000 horsepower at September 30, 2006.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the

fracturing and cementing jobs represent the substantial majority of the segment’s revenue.   Fracturing jobs totaled 535 in the September 2007 quarter compared to 405 the September 2006 quarter while cementing jobs totaled 594 in the September 2007 quarter compared to 538 the September 2006 quarter.

Fishing and Rental Services: Fishing and rental services (“FRS”) segment revenues for the quarter ended September 30, 2007 increased 2.6% to $25.6 million compared to revenue of $24.9 million for the quarter ended September 30, 2006.  The increase in revenue is attributable to additional rental equipment and stable market conditions.

Direct Costs:

Well Servicing:  Well servicing direct costs increased 4.1% to $193.2 million for the quarter ended September 30, 2007 compared to $185.5 million for the quarter ended September 30, 2006.  Despite modestly lower rig and trucking hours, direct costs increased primarily due to higher vehicular liability reserves, workers’ compensation, health insurance expense and higher repairs and maintenance expense, offset by lower incentive compensation expense. Direct costs as a percent of well servicing segment revenue were 62.0% for the quarter ended September 30, 2007 as compared to 57.3% for the quarter ended September 30, 2006.

Pressure Pumping Services:  PPS direct costs increased 32.3% to $49.4 million for the quarter ended September 30, 2007 compared to $37.3 million for the quarter ended September 30, 2006.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs and higher repair and maintenance expense.  The higher activity is a function of continued demand for pressure pumping services and incremental additions of pressure pumping equipment.  Direct costs as a percent of PPS segment revenue were 64.0% for the quarter ended September 30, 2007 as compared to 54.0% for the quarter ended September 30, 2006.

Fishing and Rental Services: FRS direct costs increased by 2.5%, or $0.4 million, to $15.0 million for the quarter ended September 30, 2007 compared to $14.6 million for the quarter ended September 30, 2006.  The increase in costs is due primarily to increased repair and maintenance and increased insurance premiums.  Direct costs as a percent of total FRS segment revenue improved slightly to 58.6% for the quarter ended September 30, 2007 compared to 58.7% for the quarter ended September 30, 2006.

General and Administrative Expense

General and administrative (“G&A”) expenses increased 29.7%, to $56.6 million for the quarter ended September 30, 2007 compared to $43.6 million for the quarter ended September 30, 2006.  G&A increased primarily due to higher professional fees ($9.1 million) and higher equity-based compensation ($1.8 million).  The third quarter 2006 results also include the effects of a legal settlement, which resulted in a benefit of approximately $7.3 million during the third quarter of 2006.  Absent this benefit, the increase in professional fees would be approximately $1.8 million and the overall increase in G&A would be approximately $5.7 million.  The increase in professional fees was primarily attributable to the Company’s accounting and internal controls processes associated with the recently-completed three year audit.  G&A expense as a percent of revenue for the quarter ended September 30, 2007 totaled 13.7% compared to 10.4% for the quarter ended September 30, 2006.

Interest Expense

Interest expense declined 24.0% to $7.9 million for the quarter ended September 30, 2007 compared to $10.4 million for the quarter ended September 30, 2006.  The decline is primarily attributable to higher capitalized interest expense and lower interest rates and commitment fees on our Senior Secured Credit Facility. Interest expense as a percent of revenue for the quarter ended September 30, 2007 totaled 1.9% compared to 2.5% for the quarter ended September 30, 2006.

Depreciation Expense

Depreciation expense was essentially flat at $31.2 million for the quarter ended September 30, 2007 compared to $30.2 million for the quarter ended September 30, 2006.  During the first quarter of 2007, management revised its estimate of the useful lives of certain well servicing assets, which resulted in an additional $1.4 million of depreciation expense for the three months ended September 30, 2007.  For the quarter ended September 30, 2007, the Company spent approximately $49.0 million on capital expenditures as compared to $48.8 million for the quarter ended September 30, 2006.  Depreciation expense as a percent of revenue for the quarter ended September 30, 2007 totaled 7.5% compared to 7.2% for the quarter ended September 30, 2006.

Income Taxes

Our income tax expense was $23.9 million and $37.9 million for the three months ended September 30, 2007 and 2006, respectively. Our effective tax rate for those same periods was 40.0% and 38.4%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items, as well as the Texas Margin Tax. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue

Well Servicing:  Well servicing revenues increased 5.2% to $931.3 million for the nine months ended September 30, 2007 compared to revenue of $885.0 million for the nine months ended September 30, 2006.  The increase in revenue is largely attributable to higher pricing for the Company’s services and higher rig hours, offset somewhat by lower trucking hours.  For the nine months ended September 30, 2007, the Company’s composite segment revenue to total hours (as defined as rig hours plus trucking hours) was approximately $261 per hour compared to approximately $232 per hour for the nine months ended September 30, 2006.   Rig hours for the Company decreased 9.2% to 1,835,254 in the first nine months of 2007 from 2,020,635 in the first nine months of 2006 while the Company’s trucking hours decreased 4.1% to 1,725,207 in the first nine months of 2007 from 1,798,564 in the first nine months of 2006.  The decrease in rig hours and trucking hours is due primarily to lost market share and to a lesser extent, inclement weather in early 2007.

Pressure Pumping Services: PPS segment revenues increased 26.2% to $228.5 million for the nine months ended September 30, 2007 compared to revenue of $181.0 million for the nine months ended September 30, 2006.  The increase in revenue is attributable to incremental pressure pumping equipment and higher activity levels.  At September 30, 2007, the Company had approximately 203,000 horsepower of pumping equipment as compared to approximately 162,000 horsepower at September 30, 2006.  The Company’s pressure pumping segment performs several different services including fracturing, cementing, acidizing, nitrogen services, abandonment and other miscellaneous jobs.  Generally, the fracturing and cementing jobs represent the substantial majority of the segment’s revenue.   Fracturing jobs totaled 1,546 during the first nine months of 2007 compared to 1,157 the first nine months of 2006 while cementing jobs totaled 1,537 during the first nine months of 2007 compared to 1,488 the first nine months of 2006.

Fishing and Rental Services: FRS segment revenues for the nine months ended September 30, 2007 increased 2.8% to $73.6 million compared to revenue of $71.6 million for the nine months ended September 30, 2006.  The increase in revenue is primarily attributable to continued stable demand for services.

Direct Costs

Well Servicing:  Well servicing direct costs increased 1.9%, to $546.0 million for the nine months ended September 30, 2007 compared to $536.0 million for the nine months ended September 30, 2006.  The increase in direct costs is primarily attributable to increased freight, repairs and maintenance and chemical costs and insurance premiums.  These increases were offset somewhat by decreased fuel and equipment rental costs. Direct costs as a percent of total well service segment revenue improved to 58.6% for the nine months ended September 30, 2007 compared to 60.6% for the nine months ended September 30, 2006.

Pressure Pumping:  PPS direct costs increased 46.6% to $143.3 million for the nine months ended September 30, 2007 compared to $97.8 million for the nine months ended September 30, 2006.  The increase in direct costs is largely attributable to increased sand and chemical purchases as well as higher trucking and freight costs, higher fuel expense and higher repair and maintenance expense.  Direct costs as a percent of total PPS segment revenue were 62.7% for the nine months ended September 30, 2007 compared to 54.0% for the nine months ended September 30, 2006.

Fishing and Rental Services:  FRS direct costs decreased slightly by 0.9% to $41.9 million for the nine months ended September 30, 2007 compared to $42.3 million for the nine months ended September 30, 2006.  Increases in costs for supplies and small parts were more than offset by decreased repair and maintenance expenses.  Direct costs as a percent of total FRS segment revenue improved to 57.0% for the nine months ended September 30, 2007 compared to 59.1% for the nine months ended September 30, 2006.

General and Administrative Expense

General and administrative expense increased 16.0%, to $164.8 million for the nine months ended September 30, 2007 compared to $142.0 million for the nine months ended September 30, 2006.  The increase in G&A expense is primarily attributable to higher professional fees ($15.7 million) associated with the Company’s accounting and internal controls processes in connection with the recently completed three-year audit, higher equity-based compensation ($3.7 million), and increased salaries associated with higher corporate headcount.  2006 results also include the effects of a legal settlement which resulted in a benefit of approximately $7.3 million for the nine months ended September 30, 2006.  Absent this benefit, the increase in professional fees would be approximately $8.4 million and the overall increase in G&A would be approximately $15.5 million. These increases were offset by decreased expenses related to information technology services ($1.3 million).  G&A expense as a percent of revenue for the nine months ended September 30, 2007 totaled 13.4% compared to 12.5% for the nine months ended September 30, 2006.

Interest Expense

Interest expense decreased 9.6% to $26.2 million for the nine months ended September 30, 2007 compared to $29.0 million for the nine months ended September 30, 2006.  The decrease in interest expense was caused by increased capitalized interest due to increased Work in Progress and lower commitment fees on our Senior Secured Credit Facility.  Interest expense as a percent of revenue for the nine months ended September 30, 2007 totaled 2.1% compared to 2.6% for the nine months ended September 30, 2006.

Depreciation Expense

Depreciation expense increased 6.5% to $91.5 million for the nine months ended September 30, 2007 compared to $85.9 million for the nine months ended September 30, 2006.  During the first quarter of 2007, management revised its estimate of the useful lives of certain well servicing assets, which resulted in an additional $5.5 million of depreciation expense for the nine months ended September 30, 2007.  For the nine months ended September 30, 2007, the Company spent approximately $167.8 million on capital expenditures as compared to $147.0 million for the nine months ended September 30, 2006.  Depreciation expense as a percent of revenue for the nine months ended September 30, 2007 totaled 7.4% compared to 7.6% for the nine months ended September 30, 2006.

Income Taxes

Our income tax expense was $86.8 million and $80.6 million for the nine months ended September 30, 2007 and 2006, respectively. Our effective tax rate for those same periods was 38.9% and 38.2%, respectively. The differences between the rates between periods relate largely to nondeductible expense for executive compensation and other nondeductible items, including the Texas Margin Tax. Differences between the statutory rate and the effective rate are due primarily to state and foreign income taxes and nondeductible expenditures.

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

We anticipate that our capital expenditures, excluding acquisitions, for 2007 will be between $200 million and $210 million, of which we have spent approximately $168 million through September 30, 2007.  We are presently targeting capital expenditures of approximately $175 million in 2008.  We do not budget for acquisitions; however we are continually evaluating opportunities that fit our specific acquisition profile.

As of September 30, 2007, we had $155.9 million in cash, cash equivalents and short term investments and $65.0 million of availability under our revolving credit facility.  On October 25, 2007, we paid approximately $123.3 million in cash in connection with the closing of our purchase of the Moncla companies.  We have utilized, and expect to utilize in the future, bank and capital lease financing in order to obtain capital resources.

On November 5, 2007, the Company announced that it plans to offer up to $400 million of senior notes due 2017 through a private placement.  Under the proposed terms of the offering certain of the Company’s domestic subsidiaries would fully and unconditionally guarantee the notes. The Company intends to use the net proceeds of the proposed offering to retire its outstanding $393 million of term loans under our existing Senior Secured Credit Facility.

Contemporaneously with the closing of the offering of the senior notes, we expect to enter into a new $400 million senior secured revolving credit facility and to terminate our existing credit facility.  As of November 1, 2007, we had approximately $68 million of outstanding letters of credit under our existing Senior Secured Credit Facility.  We expect to be able to use the new senior secured credit facility to replace these outstanding letters of credit.  We believe that this new senior secured revolving credit facility, together with our cash and cash equivalents and cash flows from operations, will be sufficient to finance our current and future operations, including our capital expenditure budget.

In the event that we are not able to close this new senior secured revolving credit facility, we are pursuing an amendment to our existing Senior Secured Credit Facility.  The amendment would permit the issuance of the senior notes, terminate the $82.3 million prefunded letter of credit facility and permit us to use the entire $65 million revolving portion of our existing Senior Secured Credit Facility for letters of credit.  We believe that this amended facility, together with our cash and cash equivalents and cash flow from operations will be sufficient to finance our near term operations, but we would expect to promptly pursue alternative financing arrangements to provide for greater long-term liquidity.

Cash Flow

Our net cash provided by operating activities for the nine months ended September 30, 2007, totaled $190.2 million compared to $194.1 million for the nine months ended September 30, 2006.  The decrease in cash flow from operating activities is due primarily to increased working capital.  Our net cash used in investing activities for the nine months ended September 30, 2007 totaled $218.9 million compared to cash used in investing activities of $167.6 million for the nine months ended September 30, 2006.  Cash flows used in investing activities increased as a result of increased capital expenditures, cash investments in available for sale securities, lower proceeds received from the sale of fixed assets and our acquisition of AMI.  Our net cash used in financing activities for the nine months ended September 30, 2007 totaled $14.0 million compared to $13.9 million for the nine months ended September 30, 2006.

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

•                  Valuation of tangible and intangible assets; and

•                  Stock-based compensation.

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

Based on the risks discussed above, we estimate our liability arising out of potentially insured events, including workers’ compensation, employer’s liability, vehicular liability, and general liability, and record accruals in our consolidated financial statements. Reserves related to insurance are based on the specific facts and circumstances of the insured event and our past experience with similar claims. Loss estimates for individual claims are adjusted based upon actual claim judgments, settlements and reported claims. The timing of the recognition of these losses and the associated expense is based, in part, on the timing of the events resulting in the claim and varies from period to period, in some cases materially.  The actual outcome of these claims could differ significantly from estimated amounts.

We are largely self-insured for physical damage to our equipment, automobiles, and rigs. Our accruals that we maintain on our Consolidated Balance Sheets relate to these deductibles and self-insured retentions, which we estimate through the use of historical claims data and trend analysis. The actual outcome of any claim could differ significantly from estimated amounts. We adjust loss estimates in the calculation of these accruals, based upon actual claim settlements and reported claims.

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

FIN No. 48 and FSP FIN 48-1. On July 12, 2006, the FASB issued FIN 48, which provides clarification of SFAS 109, “Accounting for Income Taxes” with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard.

In May 2007, the FASB issued FSP FIN 48-1.  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position.  FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

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

Stock-Based Compensation

We account for stock-based compensation under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which we adopted on January 1, 2006.  We adopted the provisions of SFAS 123(R) using the modified prospective transition method.  Stock option awards granted by the Company are fair valued using a Black-Scholes option model and are amortized to compensation expense over the vesting period of the option award, net of estimated and actual forfeitures.

Beginning in June 2005 we began making grants of shares of common stock to certain of our employees and non-employee directors.  These shares have vesting periods ranging from zero to three years. Subject to the provisions of SFAS 123(R), the Company recognizes expense in earnings equal to the fair value of the shares vesting during the period, net of actual and estimated forfeitures.

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

In August 2007, the Company began issuing stock appreciation rights (“SARs”) to its executive officers.  Each SAR award has a ten-year term from the date of grant and vests in equal annual installments on the first, second and third anniversaries of the date of grant.  Upon the exercise of an SAR, the recipient will receive the spread between the exercise price and the fair market value of a share of the Company’s common stock on the date of exercise multiplied by the number of shares of common stock for which the SAR was exercised.  All payments will be made in shares of the Company’s common stock.  Prior to exercise, the SAR does not entitle the recipient to receive any shares of the Company’s common stock and does not provide the recipient with any voting or other stockholder rights.  The Company accounts for the SARs as equity awards under SFAS 123(R) and recognizes compensation expense ratably over the vesting period of the SAR based on its fair value on the date of issuance, net of estimated and actual forfeitures.

Financial Accounting Standards Affecting This Report

FIN No. 48 and FSP FIN 48-1. On July 12, 2006, the FASB issued FIN 48, which provides clarification of SFAS 109, “Accounting for Income Taxes” with respect to the recognition of income tax benefits of uncertain tax positions in the financial statements. FIN 48 requires that uncertain tax positions be reviewed and assessed, with recognition and measurement of the tax benefit based on a “more-likely-than-not” standard.

In May 2007, the FASB issued FSP FIN 48-1.  FSP FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  In determining whether a tax position has been effectively settled, entities must evaluate (i) whether taxing authorities have completed their examination procedures; (ii) whether the entity intends to appeal or litigate any aspect of a tax position included in a completed evaluation; and (iii) whether it is remote that a taxing authority would examine or re-examine any aspect of a taxing position.  FSP FIN 48-1 is to be applied upon the initial adoption of FIN 48.

We adopted the provisions of FIN 48 and FSP FIN 48-1 on January 1, 2007 and recorded a $1.3 million decrease to the balance of our retained earnings as of January 1, 2007 to reflect the cumulative effect of adopting these standards.

FSP EITF 00-19-2.     In December 2006, the FASB issued FSP EITF 00-19-2. FSP EITF 00-19-2 addresses accounting for Registration Payment Arrangements (“RPAs”), which are provisions within financial instruments such as equity shares, warrants or debt instruments in which the issuer agrees to file a registration statement and to have that registration statement declared effective by the SEC within a specified grace period. If the registration statement is not declared effective within the grace period or its effectiveness is not maintained for the period of time specified in the RPA, the issuer must compensate its counterparty. The FASB Staff concluded that the contingent obligation to make future payments or otherwise transfer consideration under a RPA should be recognized as a liability and measured in accordance with SFAS 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss,” and that the RPA should be recognized and measured separately from the instrument to which the RPA is attached.

        In January 1999, the Company completed the private placement of 150,000 units (the “Units”) consisting of $150.0 million of 14% Senior Subordinated Notes due January 25, 2009 (the “14% Senior Subordinated Notes”) and 150,000 warrants to purchase an aggregate of approximately 2.2 million shares of the Company’s common stock at an exercise price of $4.88125 per share (the “Warrants”). As of September 30, 2007, 63,500 Warrants had been exercised, leaving 86,500 Warrants outstanding that were exercisable for an aggregate of approximately 1.3 million shares.

        Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares of common stock issuable upon exercise. If we are unable to maintain an effective registration statement, we are required to make semiannual liquidated damages payments for periods in which an effective registration statement is not maintained. Due to our past failure to file our SEC reports in a timely manner, we do not have an effective registration statement covering the Warrants, and have been required to make liquidated damages payments, and will continue to be required to make those payments until such time as we have an effective registration statement on file for exercise of the Warrants or the warrant shares issuable thereunder are eligible for resale without registration pursuant to SEC Rule 144 or otherwise.  The requirement to make liquidated damages payments constitutes a RPA under the provisions of FSP EITF 00-19-2. As prescribed by the transition provisions of FSP EITF 00-19-2, on January 1, 2007, the Company recorded a current liability of approximately $1.0 million on its balance sheet, which is equivalent to the payments for the Warrant RPA for one year, and we recorded an offsetting adjustment to the opening balance of retained earnings.  This amount represents the low end of a range of possible outcomes. If we continue to be unable to maintain an effective registration statement with the SEC, the total amount of liquidated damages payable under the Warrant RPA during 2007 could be as high as $1.4 million. Any subsequent changes in the carrying value of the RPA liability will be recorded in earnings as other income and expense.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in our quantitative and qualitative disclosures about market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.  More detailed information concerning market risk can be found in Item 7A. “Quantitative and Qualitative Disclosures about Market Risks” in our Annual Report on Form 10-K for the year ended December 31, 2006 dated as of, and filed with the SEC on, August 13, 2007.

Item 4.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, management concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2006, we performed additional substantive procedures so that our condensed consolidated financial statements as of and for the quarter and nine months ended September 30, 2007, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

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

On September 7, 2007, the Company reached agreements in principle to settle all pending securities class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants.  The Company’s contribution to the settlement, net of payments by its insurers and contributions from other defendants, will amount to $1.0 million.  The settlement is subject to completion of documentation and court approval following notices to all potential claimants eligible for class participation.  A preliminary hearing, originally scheduled for October 24, 2007, has been set for November 21, 2007.  The final hearing is scheduled for March 25, 2008.

Litigation with Former General Counsel

We have been named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of good faith and fair dealing, breach of fiduciary duty, and wrongful termination. Mr. Loftis previously filed his “whistle-blower” claim with the Department of Labor (“DOL”), which found that there was no reasonable cause to believe that we violated the Sarbanes-Oxley Act when we terminated Mr. Loftis and dismissed the complaint. On July 28, and October 2, 2006, Key moved to dismiss the lawsuit for lack of jurisdiction over Key Energy or for lack of venue. On June 28, 2007, the court denied our motions but on its own motion transferred the case to the U.S. District Court for the Eastern District of

Pennsylvania. On July 6, 2007, we delivered a notice to Mr. Loftis, through his counsel, of our intention to treat his termination of employment effective July 8, 2004 as “for cause” under his employment agreement.  On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract, and breach of fiduciary duties.  In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $815,000) plus benefits paid during the period July 8, 2004 to September 21, 2004, as well as damages relating to the allegations of malpractice and breach of fiduciary duties.  On September 21, 2007, the Company’s Board of Directors determined that Mr. Loftis should be terminated “for cause” effective July 8, 2004, and further found that his vested and unvested stock options should be deemed expired.  We are vigorously defending against Mr. Loftis’ claims; however, we cannot predict the outcome of this lawsuit.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006 dated as of, and filed with the SEC on, August 13, 2007.  For a discussion of our risk factors, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 dated as of, and filed with the SEC on, August 13, 2007.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 10, 2007, we awarded an aggregate amount of 37,944 shares of stock to our non-employee directors for services provided to the Company.  On August 22, 2007, we awarded an aggregate amount of 258,734 shares of restricted stock and an aggregate amount of 587,405 stock appreciation rights to our current executive officers for retention purposes.  All such shares of restricted stock were granted under the Key Energy Group, Inc. 1997 Incentive Plan.  Each of these issuances were made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

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

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2006, File No. 1-8038.)

3.4	Amendment to Second Amended and Restated Bylaws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on November 2, 2007.)

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

10.1*	Employment Agreement dated August 14, 2007 between the Company and J. Marshall Dodson.

10.2*	Employment Agreement dated August 14, 2007 between the Company and D. Bryan Norwood.

10.3*	First Amendment to Stock and Membership Interest Purchase Agreement dated October 25, 2007, among Key Energy Services, LLC and the Sellers (as defined therein).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC.
(Registrant)

/s/ Richard J. Alario
	By:	Richard J. Alario
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2007

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

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2006, File No. 1-8038.)

3.4	Amendment to Second Amended and Restated Bylaws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on November 2, 2007.)

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

10.1*	Employment Agreement dated August 14, 2007 between the Company and J. Marshall Dodson.

10.2*	Employment Agreement dated August 14, 2007 between the Company and D. Bryan Norwood.

10.3*	First Amendment to Stock and Membership Interest Purchase Agreement dated October 25, 2007, among Key Energy Services, LLC and the Sellers (as defined therein).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.