Form 10-Q
period 2008-03-31
KEY ENERGY SERVICES INC
filed 2008-05-08
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

(713) 651-4300

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No   ☒

As of April 30, 2008, the number of outstanding shares of common stock of the registrant was 125,298,014.

KEY ENERGY SERVICES, INC.

FORWARD-LOOKING STATEMENTS

In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements.  These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. (“the Company”), our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations.  In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology.  These statements are only predictions and are subject to substantial risks and uncertainties.  Actual performance or results may differ materially and adversely.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law.  All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,871	$58,503
Short-term investments	270	276
Accounts receivable, net of allowance for doubtful accounts of $13,500 and $13,501 at March 31, 2008 and December 31, 2007, respectively	355,327	343,408
Inventories	25,310	22,849
Prepaid expenses	12,644	12,997
Deferred tax assets	27,687	27,676
Income taxes receivable	1,261	15,796
Other current assets	8,420	6,360

Total current assets	460,790	487,865

Property and equipment, gross	1,623,594	1,595,225
Accumulated depreciation	(714,776)	(684,017)

Property and equipment, net	908,818	911,208

Goodwill	378,593	378,550
Other intangible assets, net	43,673	45,894
Deferred financing costs, net	11,925	12,117
Notes and accounts receivable - related parties	168	173
Investment in IROC Energy Services Corp	10,617	11,217
Other assets	12,222	12,053

TOTAL ASSETS	$1,826,806	$1,859,077

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,594	$35,159
Accrued liabilities	187,935	183,364
Accrued interest	13,117	3,895
Current portion of capital lease obligations	9,899	10,701
Current notes payable - related parties, net of discount	1,714	1,678

Total current liabilities	233,259	234,797

Capital lease obligations, less current portion	15,105	16,114
Notes payable - related party, less current portion	20,500	20,500
Long-term debt	475,000	475,000
Workers’ compensation, vehicular, health and other insurance claims	42,629	43,818
Deferred tax liabilities	159,909	160,068
Other non-current accrued liabilities	19,150	19,531

Minority interest	207	251
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 126,005,998 and 131,142,905 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	12,601	13,114
Additional paid-in capital	643,277	704,644
Accumulated other comprehensive loss	(38,536)	(37,981)
Retained earnings	243,705	209,221

Total stockholders’ equity	861,047	888,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,826,806	$1,859,077

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

 Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

REVENUES:
Well servicing	$348,878	$311,160
Pressure pumping	81,852	74,077
Fishing and rental	25,669	23,682

Total revenues	456,399	408,919

COSTS AND EXPENSES:
Well servicing	211,751	175,529
Pressure pumping	53,779	46,533
Fishing and rental	16,111	13,451
Depreciation and amortization	39,976	29,614
General and administrative	67,732	52,064
Interest expense, net of amounts capitalized	10,040	9,348
(Gain) loss on sale of assets	(266)	250
Interest income	(508)	(1,940)
Other expense (income), net	877	(624)

Total costs and expenses, net	399,492	324,225

Income before income taxes	56,907	84,694
Income tax expense	(22,457)	(32,504)
Minority interest	34	—

NET INCOME	$34,484	$52,190

EARNINGS PER SHARE:
Basic	$0.27	$0.40
Diluted	$0.27	$0.39

WEIGHED AVERAGE SHARES OUTSTANDING:
Basic	127,966	131,629
Diluted	129,307	133,915

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

NET INCOME	$34,484	$52,190

OTHER COMPREHENSIVE LOSS, NET OF TAX:

Foreign currency translation loss	(548)	(169)
Deferred loss from cash flow hedges	—	(123)
Deferred loss from short-term investments	(7)	(198)

COMPREHENSIVE INCOME, NET OF TAX	$33,929	$51,700

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,484	$52,190
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(34)	—
Depreciation and amortization	39,976	29,614
Accretion of asset retirement obligations	173	131
Income from equity method investment in IROC Energy Services Corp	(4)	(556)
Amortization of deferred financing costs and discount	542	428
Deferred income tax (benefit) expense	(110)	3,292
Capitalized interest	(1,658)	(844)
(Gain) loss on sale of assets, net	(266)	250
Stock-based compensation	2,913	2,391
Excess tax benefits from stock-based compensation	(108)	—
Changes in working capital:
Accounts receivable, net	(13,040)	(13,650)
Stock-based compensation liability awards	(1,225)	—
Other current assets	(4,179)	(3,272)
Accounts payable, accrued interest and accrued expenses	14,054	19,395
Other assets and liabilities	(1,207)	(2,519)

Net cash provided by operating activities	70,311	86,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures - Well Servicing	(25,895)	(26,791)
Capital expenditures - Pressure Pumping	(1,857)	(13,576)
Capital expenditures - Fishing and Rental	(1,406)	(4,006)
Capital expenditures - Other	(1,217)	(2,002)
Proceeds from sale of fixed asssets	2,088	265
Acquisitions, net of cash acquired	(993)	—
Acquisition of intangible asset	(1,086)	—
Cash paid for short-term investments	—	(83,077)
Proceeds received from sale of short-term investments	—	18,635

Net cash used in investing activities	(30,366)	(110,552)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(1,000)
Repayments of capital lease obligations	(3,006)	(2,591)
Repurchases of common stock	(65,376)	—
Proceeds from exercise of stock options	353	—
Proceeds paid for debt issuance costs	(314)	—
Excess tax benefits from stock-based compensation	108	—

Net cash used in financing activities	(68,235)	(3,591)

Effect of exchange rates on cash	(342)	(370)

Net decrease in cash and cash equivalents	(28,632)	(27,663)
Cash and cash equivalents, beginning of period	58,503	88,375
Cash and cash equivalents, end of period	$29,871	$60,712

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1.             GENERAL

Key Energy Services, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) provides a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion, and recompletion services, oilfield transportation services, pressure pumping services, fishing and rental services, and ancillary oilfield services.

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”).  The condensed December 31, 2007 balance sheet was prepared from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The unaudited condensed consolidated financial statements contained in this report include all material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year or any other interim period due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.

2.             SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

The preparation of these consolidated financial statements requires us to develop estimates and to make assumptions that affect our financial position, results of operations and cash flows. These estimates also impact the nature and extent of our disclosure, if any, of our contingent liabilities. Among other things, we use estimates to (i) analyze assets for possible impairment, (ii) determine depreciable lives for our assets, (iii) assess future tax exposure and realization of deferred tax assets, (iv) determine amounts to accrue for contingencies, (v) value tangible and intangible assets, and (vi) assess workers’ compensation, vehicular liability, self-insured risk accruals and other insurance reserves. Our actual results may differ materially from these estimates. We believe that our estimates are reasonable.

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”), on January 1, 2008.  SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Companies choosing such an election report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting period.  We did not elect to measure any of our financial assets or liabilities using the Fair Value Option.  We will assess at each measurement date whether to use the Fair Value Option on any future financial assets or liabilities as permitted pursuant to the provisions of SFAS 159.

There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

3.             NEW ACCOUNTING STANDARDS

SFAS 157.  In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

In February 2008, the FASB issued FASB Staff Position FAS 157-2 (“FSP FAS 157-2”).  FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the registrant’s financial statements on a recurring basis. The adoption of SFAS 157, as modified by FSP FAS 157-2, did not have a material impact on our financial position, results of operations, or cash flows.

SFAS 141(R).  In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions. Specific changes in SFAS 141(R) from previously issued guidance include:

• Acquisition costs will generally be expensed as incurred;

• Noncontrolling interests will be valued at fair value at the acquisition date;

• Certain acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently remeasured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

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

SFAS 141(R) also includes new disclosure requirements related to business combinations. This statement applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and earlier adoption is prohibited. The impact of the adoption of this standard on the Company’s financial position, results of operations, and cash flows will not be known until the Company completes a business combination subsequent to the adoption date of this standard.

SFAS 160.  In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as “minority interests”) in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is in the process of determining the impact the adoption of this standard will have on the Company’s financial position, results of operations and cash flows.

SFAS 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133” (“SFAS 161”).  SFAS 161 requires more disclosures about an entity’s derivative and hedging activities in order to improve the transparency of financial reporting.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will adopt the provisions of SFAS 161 on January 1, 2009.  The Company currently has no financial instruments that qualify as derivatives, and we do not expect that the adoption of this standard will have a material impact on the Company’s financial position, results of operations, and cash flows.

4.             ACQUISITIONS

The Company has acquired businesses consistent with its long-term growth strategy. Results of operations for acquisitions are included in the unaudited condensed consolidated statements of operations from the date of acquisition. The balances included in the unaudited condensed consolidated balance sheets related to acquisitions made during the third and fourth quarters of 2007 and the first quarter of 2008 are based on preliminary information and are subject to change when final asset valuations are obtained and the potential for liabilities has been evaluated. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded as soon as practicable and within one year from the date of the acquisition.

On January 17, 2008, the Company purchased the fishing and rental assets of Tri-Energy Services, LLC (“Tri-Energy”), for approximately $1.9 million in cash.  These assets were integrated into our Fishing and Rental segment.  The equity interests of Tri-Energy were owned by employees of the Company who joined the Company in October 2007 in connection with the acquisition of Moncla Well Service, Inc. and related entities.  The purchase price was allocated to the assets purchased and the acquisition of Tri-Energy did not result in the establishment of goodwill.

On September 5, 2007, the Company acquired Advanced Measurements, Inc., which operates in Canada and is a technology company focused on oilfield service equipment controls, data acquisition, and digital information flow.  The purchase price was $6.6 million in cash and $2.9 million in assumed debt and was paid in September 2007.  The purchase price is subject to a working capital adjustment mechanism which was settled in February 2008 and resulted in additional consideration paid of approximately $0.9 million.  This also resulted in additional goodwill of $0.9 million.

On October 25, 2007, the Company acquired Moncla Well Service, Inc. and related entities which operate well service rigs, barges, and ancillary equipment in the southeastern United States.  During the three months ended March 31, 2008, the Company refined its fair value allocation of the net assets acquired by decreasing working capital by $0.7 million with a corresponding increase to goodwill in the unaudited condensed consolidated balance sheet as of March 31, 2008.

On December 7, 2007, the Company acquired the well service assets and related equipment of Kings Oil Tools, Inc., a California-based well service company.  During the three months ended March 31, 2008, the Company revised its fair value allocation of the net assets acquired by increasing the fair value of the well service assets acquired by $1.5 million, decreased the fair value of working capital accounts by $0.1 million, and paid additional fees related to the closing of the transaction of $0.1 million.  These changes were offset with a corresponding net decrease to goodwill in the unaudited condensed consolidated balance sheet as of March 31, 2008.

5.             SUPPLEMENTAL FINANCIAL INFORMATION

The table below presents the comparative detailed financial information of current accrued liabilities at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(in thousands)
Current accrued liabilities:
Accrued payroll, taxes, and employee benefits	$55,408	$56,744
Accrued operating expenditures	53,826	52,180
Income, sales, use and other taxes	42,198	35,310
Self-insurance reserves	23,572	25,208
Unsettled legal claims	8,284	6,783
Phantom share liability	1,118	2,458
Deferred revenue	328	976
Other	3,201	3,705
Total	$187,935	$183,364

The table below presents the comparative detailed financial information of our other non-current accrued liabilities at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007
	(in thousands)
Non-current accrued liabilities:
Asset retirement obligations	$9,235	$9,298
Environmental liabilities	2,863	3,090
Accrued rent	2,746	2,829
Accrued income taxes	2,705	2,705
Phantom share liability	1,011	896
Other	590	713
Total	$19,150	$19,531

The table below presents the comparative supplemental cash flow information for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Supplemental cash flow information:
Cash paid for interest	$2,432	$6,835
Cash paid for taxes	1,095	6,130

Cash paid for interest includes cash payments for interest on our long-term debt and capital lease obligations and commitment and agency fees paid.

6.             GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

	Well Servicing Segment	Pressure Pumping Segment	Fishing and Rental Segment	Total
	(in thousands)

December 31, 2007	$311,744	$47,905	$18,901	$378,550
Purchase price and other adjustments, net	221	—	—	221
Foreign currency translation	(178)	—	—	(178)
March 31, 2008	$311,787	$47,905	$18,901	$378,593

The components of our intangible assets are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)

Noncompete agreements:
Gross carrying value	$18,342	$18,402
Accumulated amortization	(3,765)	(2,772)
Net carrying value	$14,577	$15,630

Patents and trademarks:
Gross carrying value	$4,126	$4,150
Accumulated amortization	(2,686)	(2,526)
Net carrying value	$1,440	$1,624

Customer relationships:
Gross carrying value	$26,225	$25,139
Accumulated amortization	(3,754)	(1,649)
Net carrying value	$22,471	$23,490

Customer backlog:
Gross carrying value	$744	$999
Accumulated amortization	(108)	(214)
Net carrying value	$636	$785

Developed technology:
Gross carrying value	$5,644	$4,762
Accumulated amortization	(1,095)	(397)
Net carrying value	$4,549	$4,365

Certain of our intangible assets are denominated in currencies other than U.S. Dollars and as such the values of those assets are subject to fluctuations associated with changes in exchange rates.  Additionally, certain of these assets are also subject to purchase accounting adjustments.  The estimated fair value of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained.  Amortization expense for our intangible assets was $3.8 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.

7.             INVESTMENT IN IROC ENERGY SERVICES CORP.

As of March 31, 2008 and December 31, 2007, we owned 8,734,469 shares of IROC Energy Services Corp., formerly known as IROC Systems Corp. (“IROC”), an Alberta-based oilfield services company. This represented approximately 19.7% of IROC’s outstanding common stock on March 31, 2008 and December 31, 2007.  IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $0.80 CDN and $0.74 CDN per share on March 31, 2008 and December 31, 2007, respectively.  Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our General Counsel, serve on the board of directors of IROC.

We have significant influence over the operations of IROC through our ownership interest and representation on IROC’s board of directors, but we do not control it.  We account for our investment in IROC using the equity method.  Our investment in IROC totaled $10.6 million and $11.2 million as of March 31, 2008 and December 31, 2007, respectively.  The pro-rata share of IROC’s earnings and losses to which we are entitled is recorded in our condensed consolidated statements of operations as a component of other income and expense, with an offsetting increase or decrease to the value of our investment, as appropriate.  Any earnings distributed back to us from IROC in the form of dividends would result in a decrease in the value of our equity investment.

We recorded less than $0.1 million and $0.6 million of income related to our investment in IROC for the three months ended March 31, 2008 and 2007, respectively.  During those time periods, no earnings were distributed back to us by IROC in the form of dividends.

An impairment review of our equity method investment in IROC is performed on a quarterly basis to determine if there has been a decline in fair value that is other than temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other than temporary, we consider the cyclicality of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. Future conditions in the industry, operating performance and performance in relation to peers and the future economic environment may vary from our current assessment of recoverability. Such future conditions could therefore result in a determination that a decline in fair value is other than temporary. IROC’s stock price is currently depressed, and as such the fair value of the Company’s investment is less than the amount reflected in the Company’s consolidated financial statements. If we later determine that the decline is other than temporary, we would record a write-down in the carrying value of our asset to the then current fair market value.

8.             LONG-TERM DEBT

The components of our long-term debt are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)

8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	50,000	50,000
Notes payable - related party, net of discount of $286 and $322	22,214	22,178
Capital lease obligations	25,004	26,815
	522,218	523,993
Less current portion	(11,613)	(12,379)
Total long-term debt and capital lease obligations, net of fair value discount	$510,605	$511,614

Senior Secured Credit Facility

The Company maintains a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the Administrative Agents (“Senior Secured Credit Facility”).  The aggregate lending commitment of this facility is $400.0 million and allows for a combination of borrowings and issuances of letters of credit. There were borrowings of $50.0 million and outstanding letters of credit $61.1 million under the Senior Secured Credit Facility at March 31, 2008. The weighted-average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 4.17125% at March 31, 2008.  The Senior Secured Credit Facility requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, maintain a consolidated leverage ratio of not more than 3.5 to 1.0, and to not exceed capital expenditures of $250.0 million in any fiscal year. The Company was in compliance with these covenants at March 31, 2008.

All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment.

9.             INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2008 and 2007 was 39.5 % and 38.4%, respectively.  The primary difference between the statutory rate of 35% and our effective tax rate relates to state and foreign taxes.

As of March 31, 2008 and December 31, 2007, we had approximately $6.9 million and $6.8 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate.  We are subject to U.S. Federal Income Tax as well as income taxes in multiple state and foreign jurisdictions.  We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2002.

We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense.  We have accrued approximately $2.5 million and $2.3 million for the payment of interest and penalties as of March 31, 2008 and December 31, 2007.  We do not expect any substantial changes within the next 12 months related to uncertain tax positions.

During the first quarter of 2008, the Company applied approximately $14.5 million of the income tax refund receivable due as of December 31, 2007 against the Company’s current income taxes payable.  No cash refund was received by the Company.

10.          COMMITMENTS AND CONTINGENCIES

Litigation.  Various suits and claims arising in the ordinary course of business are pending against us. Due to locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We do not believe that the disposition of any of these matters will result in a material adverse impact on our consolidated financial position, results of operations or cash flows.

Gonzales Matter.  In September 2005, a class action lawsuit, Gonzales v. Key Energy Services, Inc., was filed in Ventura County, California Superior Court, alleging that Key did not pay its hourly employees for travel time between the yard and the wellhead and that certain employees were denied meal and rest periods between shifts.  We have recorded a liability for this matter and do not expect that the conclusion of this matter will have a material impact on our financial position, results of operations, or cash flows.

Litigation with Former Officers and Employees.    We were named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of good faith and fair dealing, breach of fiduciary duty, and wrongful termination. On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract, and breach of fiduciary duties. In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties.  The case was transferred to and is now pending in the U.S. District Court for the Eastern District of Pennsylvania.

On September 3, 2006, our former controller and assistant controller filed a joint complaint against the Company in the 133rd District Court, Harris County, Texas, alleging constructive termination and breach of contract.  Additionally, on January 11, 2008, our former Chief Operating Officer, James Byerlotzer, filed a lawsuit in the 55th District Court, Harris County, Texas, alleging breach of contract based on his inability to exercise his stock options during the period that Key was not current in its SEC filings, and based on Key’s failure to provide him shares of restricted stock.

We are vigorously defending against these claims; however, we cannot predict the outcome of the lawsuits.

Shareholder Class Action Suits and Derivative Actions.    Since June 2004, we and certain of our officers and directors were named as a defendant in six class action complaints for alleged violations of federal securities laws, which were filed in federal district court in Texas. These six actions were consolidated into one action.  Four shareholder derivative actions were filed, purportedly on our behalf.  On September 7, 2007, we reached agreements in principle to settle all pending securities class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants, of which Key will be required to pay approximately $1.1 million.  We received final approval of the settlement of the shareholder class action claims by the court on March 6, 2008 and preliminary court approval on the derivative actions on April 18, 2008.   Final approval on the derivative action is anticipated to occur in the third quarter of 2008. We have recorded an appropriate liability for this matter.

Expired Option Holders.    On September 24, 2007, Belinda Taylor, on behalf of herself and all similarly situated residents of Texas, filed a lawsuit in the 11th Judicial District of Harris County, Texas, alleging that the Company breached its contracts with current and former employees who held vested options that expired between April 28, 2004 and the date that the Company became current in its financial statements (the “Expired Option Holders”). The suit also alleges the Company breached its fiduciary duties and duties of good faith and fair dealing in the pricing of stock options it granted to those Expired Option Holders, based upon the alleged overstatement of assets prior to the Company’s restatement. Ms. Taylor amended her lawsuit on September 25, 2007, to include all Expired Option Holders, regardless of residence. On March 6, 2008, the parties agreed to settle all pending claims with all Expired Option Holders, excluding those terminated for cause and those who have previously filed suits against Key, for approximately $1.0 million, which includes all taxes and legal fees, and we have recorded a liability in the amount of the settlement for this matter.  The settlement agreement is subject to court approval, which is expected to occur in the third quarter of 2008.

Automobile Accident Litigation.  On August 22, 2007, one of our employees was involved in an automobile accident that resulted in a third party fatality.  A lawsuit arising from this accident is currently pending in Jasper County, Texas.  We are vigorously defending against the claims in the lawsuit; however, at this time we cannot predict the outcome of the lawsuit.  Mediation is expected to occur in June 2008.  We have recorded an appropriate liability for this matter.

Tax Audits.    We are routinely the subject of audits by tax authorities and have received some material assessments from tax auditors. As of December 31, 2007 and March 31, 2008, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of these audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates. In connection with our former Egyptian operations, which terminated in 2005, we are undergoing income tax audits for all periods in which we had operations. As of March 31, 2008, the Company had recorded a liability of approximately $0.4 million relating to open Egyptian tax audits.  In the fourth quarter of 2007, the Company reached a preliminary settlement with the Egyptian tax authorities on the 2003 and 2004 tax years, recording a tax benefit of $0.7 million and reducing the tax liability accrued at December 31, 2007 to approximately $0.4 million.

Self-Insurance Reserves.    We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2008 and December 31, 2007, we have recorded $66.2 million and $69.0 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims.  Partially offsetting these liabilities, we had approximately $9.4 million and $8.1 million of insurance receivables as of March 31, 2008 and December 31, 2007, respectively.

Environmental Remediation Liabilities.    For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts are reasonably estimated. Environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to these matters at issue, if such coverage is available, whereas our litigation reserves do reflect the application of our insurance coverage. As of March 31, 2008 and December 31, 2007, we have recorded $2.9 million and $3.1 million, respectively, for our environmental remediation liabilities.

We provide performance bonds to provide financial surety assurances for the remediation and maintenance of our Salt Water Disposal (“SWD”) properties to comply with environmental protection standards. Costs for SWD properties may be mandatory (to comply with applicable laws and regulations), in the future (required to divest or cease operations), or for optimization (to improve operations, but not for safety or regulatory compliance).

Argentina Payroll Matters.    Our Argentinean subsidiary, Key Energy Services S.A., had previously underpaid social security contributions to the Administración Federal de Ingressos Públicos (“AFIP”) as a result of applying an incorrect rate in the calculation of our obligations. Additionally, we also underpaid AFIP as a result of our incorrect use of food stamp equivalents provided to employees as compensation. The correct amounts have been reflected in these financial statements. On May 31, 2007, we paid AFIP $3.5 million, representing the cumulative amount of underpayment and interest. As a result of our underpayment, AFIP imposed fines and penalties against us and began an audit of our filings made to them in prior years. In March 2008, we received notification from AFIP that the audit was complete with respect to this matter and that no additional monies were due.

11.          SHARE REPURCHASE PROGRAM

On October 26, 2007, the Company’s Board of Directors authorized a share repurchase program, in which the Company may spend up to $300.0 million to repurchase shares of its common stock on the open market. The program expires at the end of the first quarter of 2009.  At March 31, 2008, the Company had $202.6 million of availability under the share repurchase program to repurchase shares of its common stock on the open market.  During the first quarter of 2008, the Company repurchased an aggregate of approximately 5.2 million shares at a total cost of approximately $65.3 million, which represents the fair market value of the shares based on the price of the Company’s stock on the dates of purchase.  Since the inception of the program in November 2007 through March 31, 2008, we have repurchased an aggregate of approximately 7.5 million shares for a total cost of $97.4 million.  Under the terms of our Senior Secured Credit Facility, we are limited to stock repurchases of $200 million if our consolidated debt to capitalization ratio, as defined in the Senior Secured Credit Facility, is in excess of 50%.  As of March 31, 2008, our consolidated debt to capitalization ratio was less than 50%.

12.          EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)

Basic Earnings per Share Computation:
Numerator
Net income	$34,484	$52,190

Denominator
Weighted average shares outstanding	127,966	131,629

Basic earnings per share	$0.27	$0.40

Diluted Earnings per Share Computation:
Numerator
Net income	$34,484	$52,190

Denominator
Weighted average shares outstanding	127,966	131,629
Dilutive effect from stock options	580	1,717
Dilutive effect from unvested restricted stock	269	—
Dilutive effect from warrants	492	569
	129,307	133,915

Diluted earnings per share	$0.27	$0.39

The diluted earnings per share calculation for the quarters ended March 31, 2008 and 2007 exclude the potential exercise of 1.9 million and 18,000 stock options at weighted-average exercise prices of $14.63 and $16.25, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive.  These options would be anti-dilutive because their exercise prices were higher than the average price of the Company’s common stock during the three month periods ended March 31, 2008 and 2007, respectively.

13.          SHARE-BASED COMPENSATION

The Company recognized employee share-based compensation expense of $3.7 million and $2.3 million during the three months ended March 31, 2008 and 2007, respectively.  The related income tax benefit recognized was $1.0 million and $0.7 million for the three months ended March 31, 2008 and 2007, respectively.  The Company did not capitalize any share-based compensation during the three months ended March 31, 2008 and 2007.

The unrecognized compensation cost related to the Company’s unvested stock options, restricted shares, stock appreciation rights, and phantom shares as of March 31, 2008 was $5.9 million, $4.2 million, $2.2 million, and $2.8 million,  respectively and are expected to be recognized over a weighted-average period of 1.1 years, 0.5 years, 1.4 years and 1.3 years, respectively.

14.          SEGMENT INFORMATION

The following table sets forth our segment information as of and for the periods ended March 31, 2008 and 2007:

		Pressure	Fishing and	Corporate /
	Well Servicing	Pumping	Rental	Other	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2008:
Operating revenues	$349,418	$81,852	$25,669	$—	$(540)	$456,399
Gross margin	137,384	28,073	9,558	—	(257)	174,758
Depreciation and amortization	29,531	4,812	2,601	3,032	—	39,976
Interest expense	(552)	(391)	(120)	10,855	248	10,040
Net income (loss)	82,843	21,013	5,331	(74,445)	(258)	34,484
Property and equipment, net	695,362	131,282	48,672	33,502	—	908,818
Total assets	1,539,182	271,214	93,143	512,550	(589,283)	1,826,806
Capital expenditures, excluding acquisitions	(25,895)	(1,857)	(1,406)	(1,217)	—	(30,375)

		Pressure	Fishing and	Corporate /
	Well Servicing	Pumping	Rental	Other	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2007:
Operating revenues	$311,160	$74,077	$23,682	$—	$—	$408,919
Gross margin	135,631	27,544	10,231	—	—	173,406
Depreciation and amortization	19,767	3,936	2,346	3,565	—	29,614
Interest expense	(167)	(143)	(71)	9,729	—	9,348
Net income (loss)	98,034	21,018	5,433	(72,295)	—	52,190
Property and equipment, net	527,700	107,282	37,970	40,006	—	712,958
Total assets	1,016,758	212,092	79,832	172,621	131,361	1,612,664
Capital expenditures, excluding acquisitions	(26,791)	(13,576)	(4,006)	(2,002)	—	(46,375)

The following table presents information related to our foreign operations (in thousands of U.S. Dollars):

	Argentina	Mexico		Canada	Total

As of and for the three months ended March 31, 2008:

Operating revenues	$26,866	$5,701		$3,890	$36,457
Total assets	83,563	34,110		6,596	124,269

As of and for the three months ended March 31, 2007:

Operating revenues	$20,427	$—		$—	$20,427
Total assets	76,049	10,198	(1)	—	86,247

(1) Revenue-generating operations for our Mexican subsidiary did not begin until the second quarter of 2007.

15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

During the fourth quarter of 2007, we issued $425.0 million of 8.375% Senior Notes due 2014 (the “Notes”), which are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly-owned. The guarantees were joint and several, full, complete and unconditional. There were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$—	$386,908	$73,882	$—	$460,790
Net property and equipment	—	879,261	29,557	—	908,818
Goodwill	—	372,594	5,999	—	378,593
Deferred financing costs, net	11,925	—	—	—	11,925
Intercompany receivables and investments in subsidiaries	1,605,437	218,954	541	(1,824,932)	—
Other assets	10,617	50,781	5,282	—	66,680
TOTAL ASSETS	$1,627,979	$1,908,498	$115,261	$(1,824,932)	$1,826,806

Liabilities and equity:
Current liabilities	18,867	190,111	24,281	—	233,259
Long-term debt	475,000	—	—	—	475,000
Capital lease obligations	—	14,982	123	—	15,105
Long-term notes payable - related party	—	20,500	—	—	20,500
Intercompany payables	113,156	1,271,699	29,013	(1,413,868)	—
Deferred tax liabilities	159,909	(1,807)	1,807	—	159,909
Other long-term liabilities	—	61,779	207	—	61,986
Stockholders’ equity	861,047	351,234	59,830	(411,064)	861,047
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,627,979	$1,908,498	$115,261	$(1,824,932)	$1,826,806

	December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$39,501	$378,865	$69,499	$—	$487,865
Net property and equipment	—	880,907	30,301	—	911,208
Goodwill	—	373,283	5,267	—	378,550
Deferred financing costs, net	12,117	—	—	—	12,117
Intercompany receivables and investments in subsidiaries	1,557,993	175,461	—	(1,733,454)	—
Other assets	11,217	52,074	6,046	—	69,337
TOTAL ASSETS	$1,620,828	$1,860,590	$111,113	$(1,733,454)	$1,859,077

Liabilities and equity:
Current liabilities	17,278	192,222	25,297	—	234,797
Long-term debt	475,000	—	—	—	475,000
Capital lease obligations	—	15,998	116	—	16,114
Long-term notes payable - related party	—	20,500	—	—	20,500
Intercompany payables	78,660	1,489,377	24,408	(1,592,445)	—
Deferred tax liabilities	157,759	(79)	2,388	—	160,068
Other long-term liabilities	3,133	60,216	251	—	63,600
Stockholders’ equity	888,998	82,356	58,653	(141,009)	888,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,620,828	$1,860,590	$111,113	$(1,733,454)	$1,859,077

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)

Revenues	$—	$422,621	$36,457	$(2,679)	$456,399
Costs and expenses:
Direct expenses	—	257,771	25,666	(1,796)	281,641
Depreciation and amortization	—	38,051	1,925	—	39,976
General and administrative	185	62,874	4,782	(109)	67,732
Interest expense, net of amounts capitalized	10,756	(1,007)	43	248	10,040
Other, net	35	(664)	1,497	(765)	103
Total costs and expenses, net	10,976	357,025	33,913	(2,422)	399,492
(Loss) income before income taxes	(10,976)	65,596	2,544	(257)	56,907
Income tax expense	(20,484)	(561)	(1,412)	—	(22,457)
Minority interest	—	—	34	—	34
NET (LOSS) INCOME	$(31,460)	$65,035	$1,166	$(257)	$34,484

	Three Months Ended March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)

Revenues	$—	$388,492	$20,427	$—	$408,919
Costs and expenses:
Direct expenses	—	219,302	16,211	—	235,513
Depreciation and amortization	—	28,315	1,299	—	29,614
General and administrative	235	50,601	1,228	—	52,064
Interest expense, net of amounts capitalized	9,732	(355)	(29)	—	9,348
Other, net	(549)	(2,056)	291	—	(2,314)
Total costs and expenses, net	9,418	295,807	19,000	—	324,225
(Loss) income before income taxes	(9,418)	92,685	1,427	—	84,694
Income tax expense	(32,069)	—	(435)	—	(32,504)
NET (LOSS) INCOME	$(41,487)	$92,685	$992	$—	$52,190

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)

Net cash (used in) provided by operating activities	$(108)	$67,550	$2,869	$—	$70,311
Net cash used in investing activities	(1,644)	(97,347)	—	68,625	(30,366)
Net cash provided by (used in) financing activities	1,752	(2,967)	1,605	(68,625)	(68,235)
Effect of exchange rates on cash	—	—	(342)	—	(342)
Net (decrease) increase in cash	—	(32,764)	4,132	—	(28,632)
Cash at beginning of period	—	46,358	12,145	—	58,503
Cash at end of period	$—	$13,594	$16,277	$—	$29,871

	Three Months Ended March 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)

Net cash provided by operating activities	$—	$82,562	$4,288	$—	$86,850
Net cash provided by (used in) investing activities	3,649	(105,424)	(2,479)	(6,298)	(110,552)
Net cash (used in) provided by financing activities	(3,649)	(9,889)	3,649	6,298	(3,591)
Effect of exchange rates on cash	—	—	(370)	—	(370)
Net (decrease) increase in cash	—	(32,751)	5,088	—	(27,663)
Cash at beginning of period	—	84,633	3,742	—	88,375
Cash at end of period	$—	$51,882	$8,830	$—	$60,712

16.          SUBSEQUENT EVENTS

On April 3, 2008, the Company acquired Western Drilling, LLC (“Western”) for approximately $51.5 million in cash.  Western owned 22 working well service rigs, three stacked well service rigs, and rental equipment used in the workover and rig relocation process.  We acquired these assets to increase our service footprint in the California market, and the acquisition will be included in the Company’s Well Servicing segment.  The purchase price is subject to a working capital adjustment 45 days from the closing date.  The acquisition was funded using $1.5 million of cash on hand and borrowings of $50.0 million under our Senior Secured Credit Facility.  We have analyzed this transaction under the guidance provided by SFAS No. 141, “Accounting for Business Combinations” (“SFAS 141”) and have determined that the transaction will be accounted for as a business combination.  At this time, we are unable to make a determination of the allocation of the purchase price to the assets acquired and the liabilities assumed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Key Energy Services, Inc. and its wholly owned subsidiaries (collectively, the “Company,” “we,” “us,” “its,” and “our”) provides a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion, and recompletion services, oilfield transportation services, pressure pumping services, fishing and rental services, and ancillary oilfield services.  We believe that we are the leading onshore, rig-based well servicing contractor in the United States.  We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina and Mexico.  We also have a technology development company based in Canada.

We operate in three business segments:

Well Servicing

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

Pressure Pumping Services

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

Fishing and Rental Services

We provide fishing and rental services in the Gulf Coast, Mid-Continent and Permian Basin regions of the United States, as well as in the Rocky Mountains and California.  Fishing services involve recovering lost or stuck equipment in the wellbore using a “fishing tool,” which is a downhole tool designed to recover any such equipment lost in the wellbore.  We also offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services.  Our rental tool inventory consists of tubulars, handling tools, pressure-controlled equipment, power swivels and foam air units.

The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of March 31, 2008 and for the three months ended March 31, 2008 and 2007, included elsewhere herein, and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Performance Measures

In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis.  Historically, our activity levels have correlated well with capital spending by oil and natural gas producers.  When commodity prices are strong, capital spending tends to be high, as illustrated by the Baker Hughes U.S. land drilling rig count.  As the following table indicates, the land drilling rig count has remained high over the past several quarters as commodity prices, both oil and natural gas, have continued to increase.

	WTI Cushing Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes Land Drilling Rigs (2)

2008:
First Quarter	$97.94	$8.74	1,712

2007:
First Quarter	$58.08	$7.18	1,651
Second Quarter	$64.97	$7.66	1,680
Third Quarter	$75.46	$6.24	1,717
Fourth Quarter	$90.75	$7.39	1,733

(1) Represents the average price for the periods presented. Source: Bloomberg/Energy Information Administration

(2) Source: www.bakerhughes.com

Internally, we measure activity levels in our Well Servicing segment primarily through our rig and trucking hours.  As capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked.  Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we provide fewer rig and trucking services, which results in lower hours worked.  The number of rig and trucking hours, as well as pricing, may also be affected by increases in industry capacity.  We publicly release our monthly rig and trucking hours.  The following table presents our quarterly rig and trucking hours from 2007 through the first quarter of 2008.

	Rig Hours	Trucking Hours

2008:
First Quarter	659,462	585,040

2007:
First Quarter	625,748	571,777
Second Quarter	611,890	583,074
Third Quarter	597,617	570,356
Fourth Quarter	614,444	583,191
Total 2007	2,449,699	2,308,398

Market Conditions – Quarter Ended March 31, 2008

The Baker Hughes land drilling rig count averaged 1,712 during the first quarter of 2008, an increase of approximately 3.7% from the average of 1,651 in the first quarter of 2007.  The higher drilling rig count is indicative of the strength of the U.S. marketplace, which is directly associated with the strength of oil and natural gas prices.  Overall industry demand for the types of services we provide has remained high.

Including the effect of acquisitions made during the third and fourth quarters of 2007, activity levels in the first quarter of 2008 (as measured by our rig and truck hours) were higher compared to the same period in 2007.  Acquisitions made during the third and fourth quarters of 2007 contributed approximately 72,000 rig hours and 10,500 trucking hours during the first quarter of 2008.  Additionally, our Mexico operations contributed approximately 6,000 rig hours during the first quarter of 2008, as compared to zero in the same period of 2007.  Absent the increases in activity due to acquisitions and international expansion, our rig hours were down in the first quarter of 2008 as compared to the same period in 2007 and our trucking hours were essentially flat. We anticipated these changes in activity levels because of the increased supply of well service rigs and trucking assets in the market.  However, the strategic acquisitions made during the third and fourth quarters of 2007 more than offset the decline in our rig hours. In response to lower utilization of our assets, we began reducing pricing for some of our customers in certain markets during late 2007.  We believe these reductions will lead to increased utilization of our equipment and recapture of market share.

In addition, we experienced an unexpected decline in activity in our Southeastern division (which principally covers Louisiana), and particularly in the inland barge rig market where we are the largest supplier.  We believe that that the decrease was due primarily to customers delaying projects this year in light of poor weather conditions that had occurred in prior first quarters and that resulted in them suffering high incidences of standby charges.

Market Outlook for the Remainder of 2008

We believe that our business remains strong and that our activity levels will improve for the balance of 2008.  We believe that the slowdown in the Louisiana barge rig market in our Southeastern division has reversed, and that utilization rates will be higher for the remainder of the year than were experienced in the first quarter. The onshore segment in this region has improved from the fourth quarter as well, and our backlog is building.

Commodity prices are still at record levels and demand for well servicing remains strong.  As of March 31, 2008, crude oil prices were in excess of $105 per barrel and natural gas prices exceeded $10 per MMbtu.  We believe that the current level of high oil and natural gas prices should result in our customers increasing their capital spending budgets in 2008, which we believe will drive demand for our services higher.  We are also encouraged by the announcements by some of our customers stating their plans to increase their exploration and production budgets over 2007 levels.

Our 2008 activity levels and financial performance are also expected to increase as a result of the acquisitions we made during the third and fourth quarters of 2007 and the expansion of our Mexico operations.   The Company’s recent Kings Tool and Western Drilling acquisitions in California are performing well and have been fully integrated into our operations.  We believe that improvement in the Southeastern division, specifically the inland barge market, will continue.  In addition, we anticipate that our Mexico operations will continue to expand during the remainder of 2008.  We have five rigs working in Mexico as of the end of April 2008, and the sixth is expected to start working by the end of May.  The Company anticipates that it will have three additional rig packages in Mexico by the third quarter of 2008 and up to two more units by the end of 2008.  Additionally, we have secured pricing increases for our operations in Argentina and anticipate margins for those operations to continue to improve in 2008.

During the first quarter, we deployed a strategy to increase market share in the shale plays, emphasizing offerings in gas regions.  We have significantly increased our presence in the Barnett Shale, with a strong presence across most of our service offerings, and, we believe that we are a leading provider in each of the Fayette, Bakken and Marcellus Shale.  We expect these markets to provide significant prospects for growth.  Other growth opportunities for 2008 include the creation of a coiled tubing group that will consist of our existing fleet of coiled tubing units and six state-of-the-art coiled tubing units that are scheduled to be delivered in the second quarter of 2008.  In addition, we intend to continue the expansion of our cased-hole electric wireline business.   We currently anticipate that we will place an additional six cased-hole wireline trucks into service during 2008.

Because the demand for our services is generally correlated to commodity prices and drilling activity, our activity levels could be negatively impacted in the event commodity prices decline rapidly or unexpectedly.   During the first quarter of 2008, our business continued to face increased competition due to additional capacity and new market entrants; however, we believe that industry capacity additions are beginning to moderate.  A number of oilfield service companies, including us, have announced that capital spending will generally be lower in 2008 than 2007.  This should reduce the rate of growth of new equipment entering the market.

Consolidated Results of Operations

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Well servicing	$348,878	$311,160
Pressure pumping	81,852	74,077
Fishing and rental	25,669	23,682

Total revenues.	456,399	408,919

COSTS AND EXPENSES:
Well servicing	211,751	175,529
Pressure pumping	53,779	46,533
Fishing and rental	16,111	13,451
Depreciation and amortization	39,976	29,614
General and administrative	67,732	52,064
Interest expense, net of amounts capitalized	10,040	9,348
(Gain) loss on sale of assets	(266)	250
Interest income	(508)	(1,940)
Other expense (income), net	877	(624)

Total costs and expenses, net	399,492	324,225

Income before income taxes	56,907	84,694
Income tax expense	(22,457)	(32,504)
Minority interest	34	—

NET INCOME	$34,484	$52,190

For the three months ended March 31, 2008, our net income was $34.5 million, which represents a 33.9% decrease from the three months ended March 31, 2007.  Our earnings per fully diluted share for the period was $0.27 per share compared to $0.39 per fully diluted share for the same period in 2007.  The decline in earnings was primarily attributable to increased direct costs associated with businesses acquired during the third and fourth quarters of 2007, increased depreciation and amortization expense, and higher general and administrative costs, partially offset by higher revenues.  A detailed review of our operations, including a review of our segments, for the quarter of 2008 compared to the same period in 2007 is provided below.

Revenues

Our revenue for the three months ended March 31, 2008 increased $47.5 million, or 11.6%, to $456.4 million from $408.9 million for the three months ended March 31, 2007.  Changes in revenue for each of our reportable segments were (in millions):

Change from Three Months Ended March 31, 2007

Well servicing segment	$37.7
Pressure pumping segment	7.8
Fishing and rental segment	2.0
Total change	$47.5

Businesses acquired during the third and fourth quarters of 2007 contributed approximately $45.0 million to the increase in well servicing revenues over the first quarter of 2007.  Other increases in well servicing revenues were attributable to the expansion of our cased-hole electric wireline business, whose revenues increased approximately $4.6 million for the first quarter of 2008 compared to the first quarter of 2007, and the expansion of our international operations in Mexico, which contributed $5.7 million of revenue during the first quarter of 2008.  Absent these items, well servicing revenue decreased approximately $17.6 million. This decrease was driven primarily by lower activity levels and reduced pricing in our domestic well servicing operations as new competition and increased capacity entered the marketplace, partially offset by higher rates and increased rig utilization for our operations in Argentina.

Revenues from our pressure pumping operations increased $7.8 million, or 10.5%, for the first quarter of 2008 compared to the same period in 2007.  During 2007, we expanded our pressure pumping operations in the Barnett Shale, and this segment saw a corresponding increase in the number of frac jobs performed for our customers.  Offsetting the increase in frac revenue was a decline in the number of cement jobs performed by this segment, due mainly to increased competition in the Permian Basin region and a reduction in our pricing as a result of increased competition from new market entrants.

Revenues for our fishing and rental operations increased $2.0 million, or 8.4%, for the first quarter of 2008 compared to the same period in 2007.  Poor weather in January and February of 2007 hampered the operations of our Fishing and Rental segment during the first quarter of 2007, and this segment’s operations saw a significant increase in activity during the first quarter of 2008 that corresponded to the overall increase in activity in the sector.

Direct Costs

Direct costs increased $46.1 million, or 19.6%, to $281.6 million for the three months ended March 31, 2008 compared to $235.5 million for the three months ended March 31, 2007.  Direct costs as a percentage of revenue were 61.7% during 2008, versus 57.6% during 2007.  The change in direct costs was the result of (in millions):

Change from Three Months Ended March 31, 2007

Employee compensation	$8.4
Pressure pumping supplies and equipment	6.1
Well servicing supplies and equipment	5.9
Business acquisitions during 2007	26.3
Self-insurance costs	(1.9)
Other	1.3
Total change	$46.1

Exclusive of the effects of acquisitions made during the third and fourth quarters of 2007, employee compensation costs, which include salaries, bonuses, 401(k) matching and related expenses, increased approximately $8.4 million primarily as a result of increased wage rates, higher incentive compensation and increased headcount.  The labor market for our employees continues to be extremely tight, and in order to retain quality personnel, we have increased wage rates and bonuses from their levels in the first quarter of 2007.

Supply and equipment costs for our pressure pumping operations, which primarily include frac sand, chemicals, and the transportation costs associated with obtaining those supplies, increased approximately $6.1 million, or 18.1%, during the first quarter of 2008 compared to the same period in 2007.  The increase in these costs was driven primarily by the expansion of our pressure pumping fleet during 2007, and by increasing market prices for the purchase and transportation of supplies.  During the fourth quarter of 2007, we began purchasing our own trucks to haul frac sand in order to reduce our reliance on third-party transportation services, and the cost savings associated with this partially offset the increase.

Supplies and equipment for our well servicing operations increased approximately $5.9 million, or 11.1%, during the first quarter of 2008 compared to the same period in 2007.  A major contributor to the increase was the cost of fuel, which increased approximately $4.8 million, or 39.0%.

Acquisitions made during the third and fourth quarters of 2007 also contributed to the increase in direct costs during the first quarter of 2008 compared to the same period in 2007.  Direct costs from acquired businesses included approximately $12.7 million of employee-compensation related costs, $9.1 million of repairs and maintenance and other equipment-related costs, and $4.5 million of other direct costs.

The Company’s self-insurance costs, which are primarily associated with workers’ compensation, vehicular liability coverage and insurance premiums, decreased during the first quarter of 2008 compared to the same period in 2007.  We have focused on improving safety performance, and over the last several years the number of reportable incidents has declined, leading to lower current period premiums and costs associated with incidents.

Depreciation and Amortization

Depreciation and amortization expense increased approximately $10.4 million during the first quarter of 2008 compared to the first quarter of 2007.  Assets acquired through business combinations during the third and fourth quarters of 2007 contributed approximately $6.1 million of depreciation and amortization expense during the first quarter of 2008.  The remainder of the increase can be attributed to our larger fixed asset base; since the end of the first quarter of 2007, we have cumulatively spent approximately $196.6 million on capital expenditures.

General and Administrative

General and administrative expenses increased $15.7 million, or 30.1%, to $67.7 million for the three months ended March 31, 2008, compared to $52.1 million for the three months ended March 31, 2007.  The change in general and administrative expense was the result of (in millions):

Change from Three Months Ended March 31, 2007

Employee compensation	$6.6
Legal reserves and settlements	2.8
Bad debt	0.5
Acquisitions during 2007	3.3
Other	2.5
Total change	$15.7

Employee compensation, which includes salaries, cash bonuses, equity-based compensation, health insurance, 401(k) matching and other related costs, increased $6.6 million to $31.3 million for the three months ended March 31, 2008 compared to $24.7 million for the three months ended March 31, 2007.  Increases in general and administrative employee compensation were driven primarily by the expansion of our business development efforts, which included the reassignment of certain operational employees previously classified as direct costs of approximately $1.9 million and the hiring of additional employees of approximately $1.1 million, and the expansion of our international operations, which contributed an additional $1.4 million in general and administrative employee compensation.  All other general and administrative employee compensation costs increased approximately $0.8 million during the first quarter of 2008.  Absent the expansion of our business development operations, corporate general and administrative headcount remained largely unchanged from the first quarter of 2007.  Total equity-based employee compensation was $3.7 million for the quarter ended March 31, 2008, compared to $2.3 million for the first quarter of 2007.  Increases in equity-based compensation were driven primarily by equity grants made to our employees during the third quarter of 2007.

Reserves and settlements for legal matters increased approximately $2.8 million during the first quarter of 2008 compared to the same period in 2007.  This increase was related to several matters and reflects management’s assessment of the probability and of and estimates of loss from the outcome of these matters.

Excluding bad debt expense related to our acquisitions, bad debt expense increased $0.5 million to $0.9 million during the first quarter of 2008, compared to $0.4 million during the same period in 2007.  The increase in bad debt was primarily attributable to allowances recorded due to our assessment of the collectibility of certain receivables.

Business acquisitions completed during the third and fourth quarters of 2007 contributed approximately $3.3 million of general and administrative expenses during the first quarter of 2008.  General and administrative expenses from acquired businesses during the three months ended March 31, 2008 consisted of approximately $1.6 million of employee compensation and related costs and $1.7 million of other general and administrative costs.

Our professional fees were relatively flat between the first quarter of 2008, compared to the first quarter of 2007.  We anticipate these fees to decline over the course of 2008 due to the timing of audit costs and an overall reduction in costs.

Interest Expense

Interest expense increased $0.7 million, or 7.4%, for the three months ended March 31, 2008, compared to the same period in 2007.  The increase in interest expense is primarily attributable to increased debt levels and a higher weighted average interest rate on our outstanding debt.

Interest Income

Interest income declined approximately $1.4 million to $0.5 million for the first quarter of 2008 compared to $1.9 million for the first quarter of 2007.  The decline in interest income is primarily attributable to the reduction in our cash and cash equivalents and short-term investments, as a result of cash payments during the fourth quarter of 2007 in connection with our acquisition of Moncla Well Service, Inc. and related entities.

Income Tax Expense

Our income tax expense decreased $10.0 million, or 30.9%, to $22.5 million for the first quarter of 2008 from $32.5 million for the first quarter of 2007.  The decrease in income tax expense during the first quarter of 2008 is primarily attributable to lower taxable income.  Our effective tax rates were 39.5% and 38.4% for the three months ended March 31, 2008 and 2007, respectively.  Our effective tax rate has increased because of our expansion into more international tax jurisdictions, while our taxable income has decreased primarily due to margin contractions in certain of our core segments, offset by higher taxable income for our pressure pumping operations, and the acquisitions we made during the third and fourth quarters of 2007.

Results of Operations by Segment

The following table shows operating results for each of our three segments for the three month periods ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
	(in thousands, except for percentages)

Well Servicing segment
Revenues	$348,878	$311,160	$37,718
Direct costs	211,751	175,529	36,222
Gross profit	137,127	135,631	1,496
Gross margin	39.3%	43.6%	-4.3%

Pressure Pumping segment
Revenues	$81,852	$74,077	$7,775
Direct costs	53,779	46,533	7,246
Gross profit	28,073	27,544	529
Gross margin	34.3%	37.2%	-2.9%

Fishing and Rental segment
Revenues	$25,669	$23,682	$1,987
Direct costs	16,111	13,451	2,660
Gross profit	9,558	10,231	(673)
Gross margin	37.2%	43.2%	-6.0%

Well Servicing Segment

Revenues for our Well Servicing segment increased $37.7 million, or 12.1%, to $348.9 million for the three months ended March 31, 2008 compared to $311.2 million for the three months ended March 31, 2007.  Businesses acquired during the third and fourth quarters of 2007 contributed approximately $45.0 million to the increase in our Well Servicing segment revenues for the first quarter of 2007.  Other increases in well servicing revenues were attributable to the expansion of our cased-hole electric wireline business, whose revenues increased approximately $4.6 million for the first quarter of 2008 compared to the first quarter of 2007, and the expansion of our international operations in Mexico, which contributed $5.7 million of revenue during the first quarter of 2008.  Absent these items, well servicing revenue decreased approximately $17.6 million. This decrease was driven primarily by lower activity levels and reduced pricing in our domestic well servicing operations, resulting from new competition and increased capacity entered the marketplace, partially offset by higher rates and increased rig utilization for our operations in Argentina.

Direct costs for our Well Servicing segment were $211.8 million during the three months ended March 31, 2008, which represented an increase of $36.2 million, or 20.6%, from the same period in 2007.  The increase in direct costs for our Well Servicing segment was attributable to (in millions):

Change from Three Months Ended March 31, 2007

Employee compensation.	$6.9
Business acquisitions during 2007	26.3
Self-insurance costs	(2.3)
Equipment and supplies.	5.9
Other	(0.6)
Total change	$36.2

Employee compensation costs, which include salaries, bonuses, health insurance, 401(k) matching and related payroll taxes, increased approximately $6.9 million for the first quarter of 2008 compared to the same period in 2007, primarily as a result of increased wage rates, higher incentive compensation and increased headcount.  The labor market for our employees continues to be extremely tight, and in order to retain quality personnel, we have increased wage rates and bonuses from their levels in the first quarter of 2007.

Businesses acquired during 2007 contributed approximately $26.3 million of direct costs during the first quarter of 2008.  Direct costs from acquired businesses included approximately $12.7 million of employee compensation-related expenses, $9.1 million of repairs and maintenance and other equipment-related costs, and $4.5 million of other direct costs.

Self-insurance costs for our Well Servicing segment, which are primarily associated with workers’ compensation, vehicular liability coverage and insurance premiums, decreased approximately $2.3 million during the first quarter of 2008 compared to the first quarter of 2007.  We have focused on improving safety performance, and over the last several years the number of reportable incidents has declined, leading to lower current period premiums and costs associated with incidents.

Equipment and supply costs for our Well Servicing segment increased approximately $5.9 million during the first quarter of 2008 compared to the same period in 2007.  The majority of the increase in equipment and supply costs relates to the increased price of fuel.  Fuel costs for our well servicing operations increased approximately $4.8 million, or 39.0%, from the first quarter of 2007.

Pressure Pumping Segment

Revenues for our Pressure Pumping segment increased $7.8 million, or 10.5%, to $81.9 million for the quarter ended March 31, 2008 compared to $74.1 million for the three months ended March 31, 2007.    Increased revenue in our Pressure Pumping segment is primarily attributable to the addition of several frac crews to serve our customer base in the Barnett Shale region, partially offset by declines in cementing operations due to increased competition.

Direct costs for our Pressure Pumping segment were $53.8 million during the three months ended March 31, 2008, which represented an increase of $7.2 million, or 15.6%, from the same period in 2007.  The increase in direct costs for our Pressure Pumping segment was attributable to (in millions):

Change from Three Months Ended March 31, 2007

Employee compensation.	$1.0
Equipment costs	1.3
Supply costs	4.8
Other	0.1
Total change	$7.2

Employee compensation costs for our pressure pumping operations increased approximately $1.0 million for the first quarter of 2008 compared to the same period in 2007.  Increases in employee compensation were driven primarily by higher wage rates for our crews and the addition of several frac crews during 2007 to support our increased operations in the Barnett Shale.

Equipment and supply costs for our pressure pumping operations increased approximately $6.1 million during the first quarter of 2008 compared to the same period in 2007.  The two major contributors to the increase in equipment and supply costs were the increased cost of fuel (approximately $1.7 million) and the increased cost of frac sand and chemicals ($2.8 million) and the related costs to transport those items ($2.3 million).  The increase in these costs was driven primarily by the expansion of our pressure pumping fleet during 2007, and by increasing market prices for the purchase and transportation of supplies.  During the fourth quarter of 2007, we began purchasing our own trucks to haul frac sand in order to reduce our reliance on third-party transportation services, and the cost savings associated with this partially offset the increase.

Fishing and Rental Segment

Revenues for our fishing and rental operations increased $2.0 million, or 8.4%, for the first quarter of 2008 compared to the same period in 2007.  Poor weather in January and February of 2007 hampered the operations of our Fishing and Rental segment during the first quarter of 2007, and this segment’s operations saw a significant increase in activity during the first quarter of 2008 that corresponded to the overall increase in activity in the sector.

Direct costs for our Fishing and Rental segment increased $2.7 million, or 19.8%, to $16.1 million for the first quarter of 2008 compared to $13.5 million for the first quarter of 2007.  Increased direct costs for this segment are attributable to (in millions):

Change from Three Months Ended March 31, 2007

Employee compensation	$0.6
Equipment costs.	1.7
Other	0.4
Total change.	$2.7

Employee compensation costs for our fishing and rental operations increased approximately $0.6 million for the quarter ended March 31, 2008 compared to the same period in 2007.  The increase in employee compensation was driven primarily by increased headcount, which increased approximately 5% in this segment during the first quarter of 2008 compared to the same period in 2007.

Equipment costs increased approximately $1.7 million for our fishing and rental operations during the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Contributing to the increase in equipment costs are increased fuel expenses (approximately $0.4 million) associated with higher gas and diesel prices, increases for supplies and small parts ($0.4 million) associated with the expansion of this segment’s deepwater operations in southern Louisiana, and other third-party expenses ($0.7 million) incurred by this segment associated primarily with tool subrentals.

Liquidity and Capital Resources

Historical Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)

Net cash provided by operating activities	$70,311	$86,850
Cash paid for capital expenditures	(30,375)	(46,375)
Cash paid for short-term investments.	—	(83,077)
Proceeds received from sales of short-term investments	—	18,635
Other investing activities, net	9	265
Repayments of long-term debt and capital leases	(3,006)	(3,591)
Cash paid to repurchase common stock	(65,376)	—
Other financing activities, net	147	—
Effect of changes in exchange rates on cash.	(342)	(370)
Net decrease in cash and cash equivalents	$(28,632)	$(27,663)

Sources of Liquidity

Our sources of liquidity include our current cash and cash equivalents, availability under our Senior Secured Credit Facility, and internally generated cash flows from operations.  During the fourth quarter of 2007, we refinanced our indebtedness.  We issued $425.0 million of 8.375% Senior Notes (the “Notes”) and used the proceeds from that issuance to retire our then-existing senior credit facility.  The Notes have a coupon of 8.375%, do not require prepayments, and mature in 2014.  We also entered into our current Senior Secured Credit Facility during the fourth quarter of 2007.  The Senior Secured Credit Facility consists of a revolving credit facility, a letter of credit sub-facility and a swing line facility up to an aggregate principal amount of $400.0 million, all of which mature no later than 2012.  As of March 31, 2008, $50.0 million of borrowings were outstanding under the revolving credit facility and $61.1 million of letters or credit issued under the letter of credit sub-facility were outstanding, which reduces the total borrowing capacity under the Senior Secured Credit Facility.  As of March 31, 2008, we had $288.9 million of available borrowing capacity under the Senior Secured Credit Facility.

We believe that our liquidity position is strong.  As of March 31, 2008, we had approximately $522.2 million of total long-term debt and capital leases, including notes payable to affiliates, and we believe that this amount is acceptable given our recent financial performance and our belief that industry activity levels for the remainder of 2008 should remain stable.  On April 1, 2008, we borrowed an additional $50.0 million under our Senior Secured Credit Facility to complete our acquisition of Western on April 3, 2008.

Share Repurchase Plan

In October 2007, our Board of Directors authorized a share repurchase program of up to $300.0 million which is effective through March 31, 2009.  From the inception of the program in November 2007 through April 30, 2008, we have repurchased approximately 8.5 million shares of our common stock through open market transactions for approximately $111.9 million.  Share repurchases during the first quarter of 2008 were approximately 5.2 million shares for approximately $65.3 million.  Our repurchase program, as well as the amount and timing of future repurchases, is subject to market conditions, our financial condition, and our liquidity.  Our Senior Secured Credit Facility permits us to make stock repurchases in excess of $200.0 million only if our consolidated debt to capitalization ratio (as defined) is below 50%; as of March 31, 2008, that ratio was below 50%.

Cash Requirements

For the remainder of 2008, we anticipate our cash requirements to include working capital needs, capital expenditures, acquisitions and the repurchase of our common stock.  We believe that our current cash and cash equivalents, our availability under our Senior Secured Credit Facility, and our internally generated cash flows from operations will be sufficient to finance the cash requirements of our current and near-term future operations, including the capital expenditures we have budgeted for the remainder of the year.  We do not budget for acquisitions; however, we continuously evaluate opportunities that fit our specific acquisition profile.  We anticipate financing any future acquisitions through a combination of our cash on hand, future cash flows from operations, and availability under our Senior Secured Credit Facility.

Item 3.                       Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2007 Annual Report on Form 10-K.  More detailed information concerning market risk can be found in Item 7A.

“Quantitative and Qualitative Disclosures about Market Risk” in our 2007 Annual Report on Form 10-K dated as of, and filed with the SEC on, February 29, 2008.

Item 4.                       Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, management concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective.

Because of the material weaknesses identified in our evaluation of internal control over financial reporting for the year ended December 31, 2007, we performed additional substantive procedures so that our condensed consolidated financial statements as of and for the quarter ended March 31, 2008, are presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

We believe that because we performed the substantial additional procedures referenced above, the consolidated condensed financial statements for the periods included in this Quarterly Report are fairly presented in all material respects in accordance with GAAP.

Management is committed to achieving effective internal control over financial reporting. Our remediation efforts are described in Item 9A in our Annual Report on Form 10-K for the year ended December 31, 2007. While these efforts continue, we will rely on additional substantive procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective control environment.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                       Legal Proceedings.

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

On September 7, 2007, we reached agreements in principle to settle all pending securities class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants, of which Key will be required to pay approximately $1.1 million. We received final approval of the settlement of the shareholder and class action claims on March 6, 2008, and preliminary court approval on the derivative action on April 18, 2008.  Final approval by the court in the derivative action is anticipated to occur in the third quarter of 2008.

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

Item 1A.              Risk Factors.

There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K dated as of, and filed with the SEC on, February 29, 2008. For a discussion of our risk factors, see Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Repurchases.  During the first quarter of 2008, the Company repurchased an aggregate approximately 5.2 million shares of its common stock.  The repurchases were made pursuant to the Company’s $300.0 million share repurchase program, which the Company announced in October 2007.  The program expires March 31, 2009.  Set forth below is a summary of the share repurchases during the three months ended March 31, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Appropriate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2008 to January 31, 2008	1,837,300	$12.47	1,837,300	$244,869,537
February 1, 2008 to February 29, 2008	1,689,896	$12.59	1,689,896	$223,540,071
March 1, 2008 to March 31, 2008	1,670,250	$12.52	1,670,250	$202,572,331
Total	5,197,446	$12.53	5,197,446	$202,572,331

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Submission of Matters to a Vote of Security Holders.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

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

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2006, File No. 1-8038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by Reference to Exhibit 3.1 of the Company’s Form 8-K filed on November 2, 2007, File No. 1-8038.)

3.5

Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by Reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 9, 2008, File No. 1-8038.)

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

4.3

Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by Reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 30, 2007, File No. 1-8038.)

4.4

Registration Rights Agreement dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by Reference to Exhibit 4.2 of the Company’s Form 8-K filed on November 30, 2007, File No. 1-8038.)

4.5*	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC.
(Registrant)

/s/ Richard J. Alario
By:	Richard J. Alario
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2008

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

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2006, File No. 1-8038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by Reference to Exhibit 3.1 of the Company’s Form 8-K filed on November 2, 2007, File No. 1-8038.)

3.5

Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by Reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 9, 2008, File No. 1-8038.)

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

4.3

Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by Reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 30, 2007, File No. 1-8038.)

4.4

Registration Rights Agreement dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by Reference to Exhibit 4.2 of the Company’s Form 8-K filed on November 30, 2007, File No. 1-8038.)

4.5*	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith