Form 10-Q
period 2008-06-30
KEY ENERGY SERVICES INC
filed 2008-08-08
CIK 318996

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

(713) 651-4300
(Registrant's telephone number, including area code)

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

Yes ☒            No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐            No ☒

        As of July 31, 2008, the number of outstanding shares of common stock of the registrant was 124,445,608.

KEY ENERGY SERVICES, INC.
INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

FORWARD-LOOKING STATEMENTS

        In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These "forward-looking statements" are based on our current expectations, estimates and projections about Key Energy Services, Inc. its subsidiaries ("the Company"), our industry and management's beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as "may," "will," "predicts," "projects," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. Actual performance or results may differ materially and adversely.

        We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,459	$58,503
Short-term investments	8	276
Accounts receivable, net of allowance for doubtful accounts of $12,615 and $13,501 at June 30, 2008 and December 31, 2007, respectively	395,079	343,408
Inventories	28,478	22,849
Prepaid expenses	9,906	12,997
Deferred tax assets	28,645	27,676
Income taxes receivable	947	15,796
Other current assets	6,117	6,360

Total current assets	514,639	487,865

Property and equipment, gross	1,695,243	1,595,225
Accumulated depreciation	(748,338)	(684,017)

Property and equipment, net	946,905	911,208

Goodwill	395,213	378,550
Other intangible assets, net	48,531	45,894
Deferred financing costs, net	11,436	12,117
Notes and accounts receivable—related parties	187	173
Investment in IROC Energy Services Corp.	11,765	11,217
Other assets	9,085	12,053

TOTAL ASSETS	$1,937,761	$1,859,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,952	$35,159
Accrued liabilities	224,897	183,364
Accrued interest	5,319	3,895
Current portion of capital lease obligations	9,334	10,701
Current notes payable—related parties, net of discount	1,749	1,678

Total current liabilities	261,251	234,797

Capital lease obligations, less current portion	13,840	16,114
Notes payable—related parties, less current portion	20,500	20,500
Long-term debt	525,000	475,000
Workers' compensation, vehicular, health and other insurance claims	44,067	43,818
Deferred tax liabilities	160,786	160,068
Other non-current accrued liabilities	20,640	19,531
Minority interest	—	251
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 125,205,458 and 131,142,905 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	12,521	13,114
Additional paid-in capital	627,192	704,644
Accumulated other comprehensive loss	(35,753)	(37,981)
Retained earnings	287,717	209,221

Total stockholders' equity	891,677	888,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,937,761	$1,859,077

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES:
Well servicing	$379,959	$308,825	$728,837	$619,985
Pressure pumping	91,952	77,289	173,804	151,366
Fishing and rental	30,092	24,397	55,761	48,079

Total revenues	502,003	410,511	958,402	819,430

COSTS AND EXPENSES:
Well servicing	241,634	177,304	453,385	352,832
Pressure pumping	62,837	47,410	116,616	93,943
Fishing and rental	18,017	13,509	34,128	26,960
Depreciation and amortization	42,271	30,684	82,247	60,298
General and administrative	58,249	56,154	125,981	108,217
Interest expense, net of amounts capitalized	10,079	8,968	20,119	18,317
Gain on sale of assets, net	(360)	(703)	(626)	(453)
Interest income	(182)	(1,798)	(690)	(3,737)
Other (income) expense, net	(1,789)	512	(912)	(112)

Total costs and expenses, net	430,756	332,040	830,248	656,265

Income before income taxes and minority interest	71,247	78,471	128,154	163,165
Income tax expense	(27,446)	(30,335)	(49,903)	(62,838)
Minority interest	211	—	245	—

NET INCOME	$44,012	$48,136	$78,496	$100,327

EARNINGS PER SHARE:
Basic	$0.35	$0.37	$0.62	$0.76
Diluted	$0.35	$0.36	$0.61	$0.75
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	124,448	131,627	126,207	131,628
Diluted	126,521	134,140	127,914	134,028

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET INCOME	$44,012	$48,136	$78,496	$100,327
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation gain, net of tax of $0, $0 , $0, and $0, respectively	2,776	160	2,228	—
Net deferred gain from cash flow hedges, net of tax of $0, $(106), $0, and $(40), respectively	—	198	—	75
Deferred gain (loss) from available for sale investments, net of tax of $0, $4, $0, and $112, respectively	7	(8)	—	(206)

COMPREHENSIVE INCOME, NET OF TAX	$46,795	$48,486	$80,724	$100,196

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,496	$100,327
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(245)	—
Depreciation and amortization	82,247	60,298
Accretion of asset retirement obligations	320	262
Income from equity method investment in IROC Energy Services Corp.	(1,027)	(243)
Amortization of deferred financing costs and discount	1,066	858
Deferred income tax expense	886	5,720
Capitalized interest	(3,174)	(1,998)
Gain on sale of assets, net	(360)	(453)
Share-based compensation	7,217	3,592
Excess tax benefits from share-based compensation	(1,695)	—
Changes in working capital:
Accounts receivable, net	(42,925)	(15,745)
Share-based compensation liability awards	384	2,041
Other current assets	(1,014)	(5,156)
Accounts payable, accrued interest and accrued expenses	42,258	4,119
Other assets and liabilities	(350)	(4,982)

Net cash provided by operating activities	162,084	148,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures—Well Servicing	(54,453)	(67,674)
Capital expenditures—Pressure Pumping	(8,496)	(35,794)
Capital expenditures—Fishing and Rental	(5,902)	(10,919)
Capital expenditures—Other	(2,520)	(4,458)
Proceeds from sale of fixed assets	2,512	2,826
Acquisitions, net of cash acquired of $2,017	(61,619)	—
Acquisition of intangible asset	(1,086)	—
Cash paid for short-term investments	—	(85,147)
Proceeds received from sale of short-term investments	268	31,900

Net cash used in investing activities	(131,296)	(169,266)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on revolving credit facility	85,000	—
Payments on revolving credit facility	(35,000)	(2,000)
Repayments of capital lease obligations	(5,936)	(5,357)
Repurchases of common stock	(95,879)	—
Proceeds from exercise of stock options	5,972	—
Proceeds paid for debt issuance costs	(314)	—
Excess tax benefits from share-based compensation	1,695	—

Net cash used in financing activities	(44,462)	(7,357)

Effect of changes in exchange rates on cash	630	(305)

Net decrease in cash and cash equivalents	(13,044)	(28,288)

Cash and cash equivalents, beginning of period	58,503	88,375

Cash and cash equivalents, end of period	$45,459	$60,087

See the accompanying notes which are an integral part of these condensed consolidated unaudited financial statements

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. GENERAL

        Key Energy Services, Inc. and its wholly owned subsidiaries (collectively, the "Company," "we," "us," "its," and "our") provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, drilling, oilfield transportation services, pressure pumping services, fishing and rental services, and ancillary oilfield services. We believe that we are the leading onshore, rig-based well servicing contractor in the United States. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina and Mexico. We also have a technology development company based in Canada.

        The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). The condensed December 31, 2007 balance sheet was prepared from audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. These reclassifications relate to the cash flow presentation of certain of our share-based payment arrangements that are accounted for as liabilities. In prior periods, these amounts were included in the caption titled "Stock-Based Compensation," a component of cash flows from operating activities. These amounts are now presented in a caption titled "Share-based compensation liability awards," which is also classified as a cash flow from operations. Total cash provided by operating activities remains unchanged from previously reported amounts.

        The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair statement of the financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results expected for the full year or any other interim period due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.

2. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The preparation of these consolidated financial statements requires us to develop estimates and to make assumptions that affect our financial position, results of operations and cash flows. These estimates also impact the nature and extent of our disclosure, if any, of our commitments and contingencies. Among other things, we use estimates to (i) analyze assets for possible impairment, (ii) determine depreciable lives for our assets, (iii) assess future tax exposure and realization of deferred tax assets, (iv) determine amounts to accrue for contingencies, (v) value tangible and intangible assets, and (vi) assess workers' compensation, vehicular liability, self-insured risk accruals and

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES (Continued)

other insurance reserves. Our actual results may differ materially from these estimates. We believe that our estimates are reasonable.

        We apply Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (Revised 2003)" ("FIN 46(R)") when determining whether or not to consolidate a Variable Interest Entity ("VIE"). FIN 46(R) requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity's expected losses, receive a majority of the entity's expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE. We have determined that we do not have an interest in a VIE and as such we are not the primary beneficiary of a variable interest in a VIE and we are not the holder of a significant variable interest in a VIE.

        The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS 159"), on January 1, 2008. SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value (the "Fair Value Option"). Companies choosing such an election report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting period. We did not elect to measure any of our financial assets or liabilities using the Fair Value Option. We will assess at each measurement date whether to use the Fair Value Option on any future financial assets or liabilities as permitted pursuant to the provisions of SFAS 159.

        There have been no material changes or developments in the Company's evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

3. NEW ACCOUNTING STANDARDS

         SFAS 157.    In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value, and expanding disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

        In February 2008, the FASB issued FASB Staff Position FAS 157-2 ("FSP FAS 157-2"). FSP FAS 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years, for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the registrant's financial statements on a recurring basis. The adoption of SFAS 157, as modified by FSP FAS 157-2, did not have a material impact on our financial position, results of operations, or cash flows.

         SFAS 141(R).    In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) will significantly change the accounting for business combinations. Under SFAS 141(R), an acquiring entity will be required to recognize all the assets and

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

3. NEW ACCOUNTING STANDARDS (Continued)

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

        SFAS 141(R) also includes new disclosure requirements related to business combinations. This statement applies to all business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and earlier adoption is prohibited. The impact of the adoption of this standard on the Company's financial position, results of operations, and cash flows will not be known until the Company completes a business combination subsequent to the adoption date of this standard.

         SFAS 160.    In December 2007 the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest (formerly referred to as "minority interests") in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest as equity in the consolidated financial statements and separate from the parent's equity. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gains or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. The Company is in the process of determining the impact the adoption of this standard will have on the Company's financial position, results of operations and cash flows.

         SFAS 161.    In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires more disclosures about an entity's derivative and hedging activities in order to improve the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

3. NEW ACCOUNTING STANDARDS (Continued)

This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We will adopt the provisions of SFAS 161 on January 1, 2009. The Company currently has no financial instruments that qualify as derivatives, and we do not expect that the adoption of this standard will have a material impact on the Company's financial position, results of operations, and cash flows.

4. ACQUISITIONS

        From time to time, the Company acquires businesses that are consistent with its long-term growth strategy. Results of operations for acquisitions are included in the unaudited condensed consolidated statements of operations beginning from the date of acquisition. The purchase price allocations included in the unaudited condensed consolidated balance sheets related to acquisitions made during the third and fourth quarters of 2007 and the six months ended June 30, 2008 are based on preliminary information and are subject to change when final fair value determinations are made for the assets acquired and liabilities assumed. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded as soon as practicable and within one year from the date of the acquisition.

  Tri-Energy Services, LLC

        On January 17, 2008, the Company, through a wholly-owned subsidiary, purchased the fishing and rental assets of Tri-Energy Services, LLC ("Tri-Energy"), for approximately $1.9 million in cash. These assets were integrated into our Fishing and Rental segment. The equity interests of Tri-Energy were owned by employees of the Company who joined the Company in October 2007 in connection with the acquisition of Moncla Well Service, Inc. and related entities. The purchase price was allocated to the tangible and intangible assets purchased and the acquisition of the Tri-Energy assets was accounted for as an asset purchase and did not result in the establishment of goodwill.

  Western Drilling, LLC

        On April 3, 2008, the Company, through a wholly-owned subsidiary, purchased all of the outstanding equity interests of Western Drilling, LLC ("Western"), a privately-owned company based in California that operated 22 working well service rigs, three stacked well service rigs, and equipment used in the workover and rig relocation process. We acquired Western to increase our service footprint in the California market.

        The purchase price was $51.5 million in cash and was paid on April 3, 2008. The purchase price was subject to a working capital adjustment 45 days from the closing date of the acquisition and resulted in additional consideration paid of $0.1 million in May 2008. The Company also incurred direct transaction costs of approximately $0.4 million. The acquisition was funded from borrowings of $50.0 million under the Company's Senior Secured Credit Facility (see Note 8—"Long-Term Debt.") and cash on hand.

        The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation of the purchase price was based upon preliminary valuations and estimates, and is subject to change as the valuations are finalized. The primary areas of the purchase

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

price allocation that are not yet finalized relate to the fair values of identifiable intangible and tangible assets, and pre-merger contingencies related to environmental exposures. The final valuation of net assets is expected to be completed no later than the first quarter of 2009.

        The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the date of the Western acquisition (in thousands):

Cash	$687
Other current assets	6,839
Property and equipment	30,162
Goodwill	8,149
Intangible assets	9,000
Other assets	132

Total assets acquired	54,969
Current liabilities	2,979

Total liabilities assumed	2,979

Net assets acquired	$51,990

        The fair values of property and equipment were determined using a market approach. The fair values of identified intangible assets were determined using an income approach to measure the present worth of anticipated future economic benefits. The Company also performed an economic obsolescence analysis to confirm the values identified through the aforementioned methods. The allocation is still preliminary at this time, and may potentially change by a material amount once the purchase price allocation is finalized.

        Goodwill was recognized as part of the acquisition of Western as the purchase price exceeded the fair value of the acquired assets and assumed liabilities. The Company believes the goodwill associated with the Western acquisition is related to the acquired workforce, potential future expansion of the Western service offerings, and the ability to expand our service offerings. Therefore, it was not allocated to the acquired assets and assumed liabilities.

        The acquired identifiable intangible asset of $9.0 million is related to customer relationships and is subject to amortization under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The customer relationship will be amortized as the value of the relationships are realized using rates of 17%, 19%, 15%, 12%, 9%, 7%, 6%, 5%, 4%, 3%, 2%, and 1% for years one through twelve, respectively. The $8.1 million of goodwill associated with the purchase of Western has been allocated to our Well Servicing segment, and the assets and results of operations subsequent to April 3, 2008 have also been incorporated into the Well Servicing segment.

  Hydra-Walk, Inc.

        On May 30, 2008, the Company, through a wholly-owned subsidiary, purchased all of the outstanding stock of Hydra-Walk, Inc. ("Hydra-Walk") for approximately $10.3 million in cash and a performance earn-out potential of up to $2.0 million over the next two years if certain financial performance measures are met. The purchase price is subject to a post-closing working capital adjustment that has not been finalized. The Company retained approximately $1.1 million of Hydra-

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

Walk's net working capital as a result of the transaction and did not assume any of the debt of Hydra-Walk.

        Hydra-Walk is a leading provider of pipe handling solutions for the oil and gas industry and operates over 80 automated pipe handling units in Oklahoma, Texas and Wyoming. The assets and results of operations for Hydra-Walk were integrated into our Fishing and Rental segment beginning on May 31, 2008. The acquisition is accounted for as a business combination and the purchase price was allocated to the tangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired resulted in the establishment of $5.5 million of goodwill. The allocation of the purchase price was based upon preliminary estimates of the fair value of the tangible assets, and is subject to change as valuations are finalized. The primary areas of the purchase price allocation that are not yet finalized relate to the fair values of tangible assets and valuation of the intangible assets acquired, if any. The final valuation of net assets is expected to be completed no later than the second quarter of 2009.

  Acquisitions made during 2007

        On September 5, 2007, the Company acquired Advanced Measurements, Inc. ("AMI"), which operates in Canada and is a technology company focused on oilfield service equipment controls, data acquisition, and digital information flow. The purchase price was $6.6 million in cash and $2.9 million in assumed debt and was paid in September 2007. During the six months ended June 30, 2008, the Company made additional payments to settle its working capital adjustment with the former owners of AMI and incurred additional transaction costs directly related to the business combination. These payments totaled $1.3 million and resulted in additional goodwill of $1.3 million.

        On October 25, 2007, the Company acquired Moncla Well Service, Inc. and related entities ("Moncla") which operated well service rigs, barges, and ancillary equipment in the southeastern United States. During the six months ended June 30, 2008, the Company refined its fair value allocation of the assets acquired and liabilities assumed by decreasing the working capital accounts by $0.6 million, decreasing the fair value of the well service assets acquired by $3.6 million, increasing the deferred tax asset balance by $0.3 million, decreasing its deferred tax liability balance by $0.4 million, and incurring additional fees related to the closing of the transaction of less than $0.1 million. These changes were offset with a corresponding net increase to goodwill for $3.6 million in the unaudited condensed consolidated balance sheet as of June 30, 2008.

        On December 7, 2007, the Company acquired the well service assets and related equipment of Kings Oil Tools, Inc. ("Kings"), a California-based well service company. During the six months ended June 30, 2008, the Company revised its fair value allocation of the assets acquired and liabilities assumed by increasing the fair value of the well service assets acquired by $1.6 million, increasing the deferred tax assets by $0.4 million, decreasing the fair value of working capital accounts by $0.1 million, and incurring additional fees related to the closing of the transaction of $0.1 million. These changes were offset with a corresponding net decrease to goodwill for $1.7 million in the unaudited condensed consolidated balance sheet as of June 30, 2008.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL FINANCIAL INFORMATION

        The table below presents the comparative detailed financial information of current accrued liabilities at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Current accrued liabilities:
Accrued payroll, taxes, and employee benefits	$74,979	$56,744
Accrued operating expenditures	60,713	52,180
Income, sales, use and other taxes	47,956	35,310
Self-insurance reserves	26,391	25,208
Unsettled legal claims	7,799	6,783
Phantom share liability	1,945	2,458
Deferred revenue	337	976
Other	4,777	3,705

Total	$224,897	$183,364

        The table below presents the comparative detailed financial information of our other non-current accrued liabilities at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(in thousands)
Non-current accrued liabilities:
Asset retirement obligations	$9,632	$9,298
Environmental liabilities	2,803	3,090
Accrued rent	2,663	2,829
Accrued income taxes	2,739	2,705
Phantom share liability	2,182	896
Other	621	713

Total	$20,640	$19,531

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

	Well Servicing Segment	Pressure Pumping Segment	Fishing and Rental Services Segment	Total
	(in thousands)
December 31, 2007	$311,744	$47,905	$18,901	$378,550
Goodwill acquired during period	8,149	—	5,481	13,630
Purchase price allocation and other adjustments, net	3,113	—	—	3,113
Impact of foreign currency translation	(80)	—	—	(80)

June 30, 2008	$322,926	$47,905	$24,382	$395,213

        The components of our intangible assets are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Noncompete agreements:
Gross carrying value	$18,345	$18,402
Accumulated amortization	(4,961)	(2,772)

Net carrying value	$13,384	$15,630

Patents and trademarks:
Gross carrying value	$4,077	$4,150
Accumulated amortization	(2,818)	(2,526)

Net carrying value	$1,259	$1,624

Customer relationships:
Gross carrying value	$35,225	$25,139
Accumulated amortization	(6,369)	(1,649)

Net carrying value	$28,856	$23,490

Customer backlog:
Gross carrying value	$766	$999
Accumulated amortization	(223)	(214)

Net carrying value	$543	$785

Developed technology:
Gross carrying value	$5,901	$4,762
Accumulated amortization	(1,412)	(397)

Net carrying value	$4,489	$4,365

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Certain of our intangible assets are denominated in currencies other than U.S. Dollars and as such the values of those assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. The estimated fair values of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change when final valuations are obtained. Amortization expense for our intangible assets was $4.3 million and $8.1 million for the three months and six months ended June 30, 2008, respectively, and $0.5 million and $1.2 million for the three months and six months ended June 30, 2007, respectively.

7. INVESTMENT IN IROC ENERGY SERVICES CORP.

        As of June 30, 2008 and December 31, 2007, we owned 8,734,469 shares of IROC Energy Services Corp. ("IROC"), an Alberta-based oilfield services company. This represented approximately 19.7% of IROC's outstanding common stock on June 30, 2008 and December 31, 2007. IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $1.35 CDN and $0.74 CDN per share on June 30, 2008 and December 31, 2007, respectively. Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our Chief Operating Officer and former General Counsel, serve on the board of directors of IROC.

        We have significant influence over the operations of IROC through our ownership interest and representation on IROC's board of directors, but we do not control it. We account for our investment in IROC using the equity method. Our investment in IROC totaled $11.8 million and $11.2 million as of June 30, 2008 and December 31, 2007, respectively. The pro-rata share of IROC's earnings and losses to which we are entitled is recorded in our unaudited condensed consolidated statements of operations as a component of other income and expense, with an offsetting increase or decrease to the value of our investment, as appropriate. Any earnings distributed back to us from IROC in the form of dividends would result in a decrease in the value of our equity investment. The value of our investment may also increase or decrease each period due to changes in the exchange rate between USD and CDN. Changes in the value of our investment due to fluctuations in exchange rates are offset by Accumulated Other Comprehensive Income.

        We recorded $1.0 million and $1.0 million of income related to our investment in IROC for the three and six months ended June 30, 2008, respectively, and $0.3 million of losses and $0.2 million of income for the three and six months ended June 30, 2007, respectively. During those time periods, no earnings were distributed back to us by IROC in the form of dividends.

        An impairment review of our equity method investment in IROC is performed on a quarterly basis to determine if there has been a decline in fair value that is other than temporary. The fair value of the asset is measured using quoted market prices or, in the absence of quoted market prices, fair value is based on an estimate of discounted cash flows. In determining whether the decline is other than temporary, we consider the cyclicality of the industry in which the investment operates, its historical performance, its performance in relation to its peers and the current economic environment. Future conditions in the industry, operating performance and performance in relation to peers and the future economic environment may vary from our current assessment of recoverability. Such future conditions could therefore result in a determination that a decline in fair value is other than temporary. IROC's stock price is currently depressed and has historically been volatile, and as such the fair value of the Company's investment is less than the amount reflected in the Company's consolidated financial

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

7. INVESTMENT IN IROC ENERGY SERVICES CORP. (Continued)

statements. If we later determine that the decline is other than temporary, we will record a write-down in the carrying value of our asset to the then current fair market value.

8. LONG-TERM DEBT

        The components of our long-term debt are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	100,000	50,000
Notes payable—related parties, net of discount of $251 and $322	22,249	22,178
Capital lease obligations	23,174	26,815

	570,423	523,993

Less current portion	(11,083)	(12,379)

Total long-term debt and capital lease obligations, net of fair value discount	$559,340	$511,614

8.375% Senior Notes due 2014

        On November 29, 2007, the Company issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the "Notes"), under an Indenture, dated as of November 29, 2007 (the "Indenture"), among us, the guarantors party thereto (the "Guarantors") and The Bank of New York Trust Company, N.A., as trustee. The Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers' discounts and estimated offering expenses, were approximately $416.1 million. We used approximately $394.9 million of the net proceeds to retire then-existing term loans, including accrued and unpaid interest, with the balance used for general corporate purposes.

        The Notes are general unsecured senior obligations of Key. Accordingly, they rank effectively subordinate to all of our existing and future secured indebtedness. The Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the Notes is payable on June 1 and December 1 of each year, beginning June 1, 2008. The Notes mature on December 1, 2014.

Senior Secured Credit Facility

        The Company maintains a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the Administrative Agents ("Senior Secured Credit Facility"). The aggregate lending commitment of this facility is $400.0 million and allows for a combination of borrowings and issuances of letters of credit. There were borrowings of $100.0 million and outstanding letters of credit of $61.5 million under the Senior Secured Credit Facility at June 30, 2008. The weighted-average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 4.17125% at June 30, 2008. The Senior Secured Credit Facility requires the Company to

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT (Continued)

maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, maintain a consolidated leverage ratio of not more than 3.5 to 1.0, and to not exceed capital expenditures of $250.0 million in any fiscal year. The Company was in compliance with these covenants at June 30, 2008.

        All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment.

9. INCOME TAXES

        The Company's effective tax rate for the three months and six months ended June 30, 2008 was 38.5% and 38.9%, respectively, and 38.7% and 38.5% for the three months and six months ended June 30, 2007, respectively. The primary difference between the statutory rate of 35% and our effective tax rate relates to state and foreign taxes.

        As of June 30, 2008 and December 31, 2007, we had approximately $7.0 million and $6.8 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We are subject to U.S. Federal Income Tax as well as income taxes in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2002.

        Approximately $0.5 million of the Net Operating Loss deferred tax asset valuation allowance related to our Mexico operations has been released as a discrete tax benefit and recorded in the quarter ended June 30, 2008. The actual income from our Mexico operations for 2008 will affect the ultimate utilization of this deferred tax asset.

        We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense. We have accrued approximately $2.6 million and $2.3 million for the payment of interest and penalties as of June 30, 2008 and December 31, 2007. We do not expect any substantial changes within the next 12 months related to uncertain tax positions.

        During the first six months of 2008, the Company applied approximately $17.0 million of the income tax refund receivable due as of December 31, 2007 against the Company's current income taxes payable. No cash refund was received by the Company.

        The Company is subject to the revised Texas Franchise tax. The revised Texas Franchise tax is an income tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Company accounts for the revised Texas Franchise tax in accordance with SFAS No. 109, "Accounting for Income Taxes," as the tax is derived from a taxable base that consists of income less deductible expenses.

10. COMMITMENTS AND CONTINGENCIES

         Litigation.    Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. In accordance with SFAS No. 5, "Accounting for Contingencies," we establish a provision for a contingent liability when it is

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

probable that a liability has been incurred and the amount is estimable. As of June 30, 2008, the aggregate amount of our provisions for losses related to litigation that are deemed probable and estimable is approximately $7.8 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.

         Gonzales Matter.    In September 2005, a class action lawsuit, Gonzales v. Key Energy Services, Inc., was filed in Ventura County, California Superior Court, alleging that Key did not pay its hourly employees for travel time between the yard and the wellhead and that certain employees were denied meal and rest periods between shifts. We have recorded a liability for this matter and do not expect that the conclusion of this matter will result in an additional loss materially in excess of the amounts that have been recorded.

         Litigation with Former Officers and Employees.    We were named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a "whistle-blower" claim under the Sarbanes-Oxley Act, breach of contract, breach of good faith and fair dealing, breach of fiduciary duty, and wrongful termination. On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract, and breach of fiduciary duties. In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. The case was transferred to and is now pending in the U.S. District Court for the Eastern District of Pennsylvania. We have not recorded a liability for this matter and do not believe that the conclusion of this matter will have a material impact on our financial position, results of operations or cash flows.

        On September 3, 2006, our former controller and assistant controller filed a joint complaint against the Company in the 133rd District Court, Harris County, Texas, alleging constructive termination and breach of contract. Additionally, on January 11, 2008, our former Chief Operating Officer, James Byerlotzer, filed a lawsuit in the 55th District Court, Harris County, Texas, alleging breach of contract based on his inability to exercise his stock options during the period that Key was not current in its SEC filings, and based on Key's failure to provide him shares of restricted stock. We have not recorded a liability for these matters and do not believe that the conclusion of these matters will have a material impact on our financial position, results of operations or cash flows.

         Shareholder Class Action Suits and Derivative Actions.    Since June 2004, we and certain of our officers and directors were named as a defendant in six class action complaints for alleged violations of federal securities laws, which were filed in federal district court in Texas. These six actions were consolidated into one action. Four shareholder derivative actions were filed, purportedly on our behalf. On September 7, 2007, we reached agreements in principle to settle all pending securities class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants, of which Key will be required to pay approximately $1.1 million. We received final approval of the settlement of the shareholder class action claims by the court on March 6, 2008 and preliminary court approval on the derivative actions on April 18, 2008. A hearing for final approval on the derivative settlement was held on August 1, 2008. No objections were made by any party during the hearing. The Company anticipates that the final order dismissing the derivative actions will be signed in the third quarter. Following dismissal, all of the litigation in the shareholder and derivative matters will be concluded, and if there are no actions taken to reconsider the order that

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

has been signed by the court, the court-approved administrator in these matters will begin distribution of payments to eligible class members according to the terms of the settlement. We anticipate this will also be completed in the third quarter of 2008. The liability for the amount of the settlement was recorded in the first quarter of 2007.

         Expired Option Holders.    In September 2007, Belinda Taylor, Texas, filed a lawsuit in the 11th Judicial District of Harris County, on behalf of herself and all similarly situated current and former employees who held vested options that expired between April 28, 2004 and the date that the Company became current in its financial statements (the "Expired Option Holders"). The suit, as amended, alleges that the Company breached its contracts with the Expired Option Holders, and breached its fiduciary duties and duties of good faith and fair dealing in the pricing of stock options it granted to those Expired Option Holders. On March 6, 2008, the parties agreed to settle all pending claims with all Expired Option Holders, excluding those terminated for cause and those who have previously filed suits against Key, for approximately $1.0 million, which includes all taxes and legal fees, and in March 2008 we recorded a liability in the amount of the settlement for this matter. On June 17, 2008, the settlement agreement was preliminarily approved by the Court. A hearing for final approval is scheduled to occur in the third quarter of 2008.

         Automobile Accident Litigation.    On August 22, 2007, one of our employees was involved in an automobile accident that resulted in a third party fatality. A lawsuit arising from this accident is currently pending in Jasper County, Texas. We are vigorously defending against the claims in the lawsuit; however, at this time we cannot predict the outcome of the lawsuit. Mediation has been rescheduled to occur during the third quarter of 2008. In first quarter of 2008, we recorded an appropriate liability for this matter and do not expect that the final conclusion of this matter will result in an additional loss materially in excess of the amount accrued.

         Tax Audits.    We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2007 and June 30, 2008, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of these audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates. In connection with our former Egyptian operations, which terminated in 2005, we are undergoing income tax audits for all periods in which we had operations. As of June 30, 2008, the Company had recorded a liability of approximately $0.4 million relating to open Egyptian tax audits. In the fourth quarter of 2007, the Company reached a preliminary settlement with the Egyptian tax authorities on the 2003 and 2004 tax years, recording a tax benefit of $0.7 million and reducing the tax liability accrued at December 31, 2007 to approximately $0.4 million. We do not expect that the ultimate resolution of the matter will result in a loss materially in excess of the amount already accrued.

         Self-Insurance Reserves.    We maintain reserves for workers' compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers' compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers' compensation, vehicular liability and general liability claims. As of June 30, 2008 and December 31, 2007, we have recorded

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

$70.5 million and $69.0 million, respectively, of self-insurance reserves related to workers' compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $10.2 million and $8.1 million of insurance receivables as of June 30, 2008 and December 31, 2007, respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

         Environmental Remediation Liabilities.    For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management's assessment of the insurance coverage that may apply to the matters at issue. As of June 30, 2008 and December 31, 2007, we have recorded $2.8 million and $3.1 million, respectively, for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

        We provide performance bonds to provide financial surety assurances for the remediation and maintenance of our Salt Water Disposal ("SWD") properties to comply with environmental protection standards. Costs for SWD properties may be mandatory (to comply with applicable laws and regulations), in the future (required to divest or cease operations), or for optimization (to improve operations, but not for safety or regulatory compliance).

         Registration Payment Arrangement.    In January 1999 we issued 150,000 warrants (the "Warrants") in connection with a debt offering that were exercisable for an aggregate of approximately 2.2 million shares of the Company's stock at an exercise price of $4.88125 per share. As of June 30, 2008, 75,000 Warrants had been exercised, leaving 75,000 outstanding, which were convertible into approximately 1.1 million shares of our common stock. The Warrants expire in January 2009.

        Under the terms of the Warrants, we are required to maintain an effective registration statement covering the shares potentially issuable upon exercise of the Warrants. If we do not have an effective registration statement covering the shares, we are required to make liquidated damages payments to the holders of the Warrants. We currently do not have an effective registration statement covering the shares issuable for the Warrants. The maximum undiscounted consideration that may be required to be paid under the terms of the Warrants from June 30, 2008 to January 2009 is approximately $0.4 million.

11. SHARE REPURCHASE PROGRAM

        On October 26, 2007, the Company's Board of Directors authorized a share repurchase program, in which the Company may spend up to $300.0 million to repurchase shares of its common stock on the open market. The program expires at the end of the first quarter of 2009. At June 30, 2008, the Company had $175.5 million of availability under the share repurchase program to repurchase shares of its common stock on the open market. During the first six months of 2008, the Company repurchased an aggregate of approximately 7.0 million shares at a total cost of approximately $92.3 million, which represents the fair market value of the shares based on the price of the Company's stock on the dates of purchase. Since the inception of the program in November 2007 through June 30, 2008, we have repurchased an aggregate of approximately 9.3 million shares for a total cost of approximately

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

11. SHARE REPURCHASE PROGRAM (Continued)

$124.5 million. Under the terms of our Senior Secured Credit Facility, we are limited to stock repurchases of $200.0 million if our consolidated debt to capitalization ratio, as defined in the Senior Secured Credit Facility, is in excess of 50%. As of June 30, 2008, our consolidated debt to capitalization ratio was less than 50%.

12. EARNINGS PER SHARE

        We present earnings per share information in accordance with the provisions of SFAS No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic earnings per common share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the treasury stock and "as if converted" methods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic EPS Computation:
Numerator
Net income	$44,012	$48,136	$78,496	$100,327
Denominator
Weighted average shares outstanding	124,448	131,627	126,207	131,628
Basic earnings per share	$0.35	$0.37	$0.62	$0.76
Diluted EPS Computation:
Numerator
Net income	$44,012	$48,136	$78,496	$100,327
Denominator
Weighted average shares outstanding	124,448	131,627	126,207	131,628
Stock options	877	1,912	729	1,815
Unvested restricted stock	401	—	335	—
Warrants	795	601	643	585

	126,521	134,140	127,914	134,028

Diluted earnings per share	$0.35	$0.36	$0.61	$0.75

        The diluted earnings per share calculation for the quarters ended June 30, 2008 and 2007 exclude the potential exercise of 2.3 million and less than 0.1 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculation for the six months ended June 30, 2008 and 2007 exclude the potential exercise of 2.1 million and less than 0.1 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculation for the three and six months ended June 30, 2008 exclude the potential exercise of 0.6 million stock appreciation rights ("SARs") because the effects of such exercises on earnings per

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

12. EARNINGS PER SHARE (Continued)

share in those periods would be anti-dilutive. No SARs were issued or outstanding during the three and six months ended June 30, 2007. The options and SARs would be anti-dilutive because their exercise prices were higher than the average price of the Company's common stock during the three and six month periods ended June 30, 2008 and 2007.

13. SHARE-BASED COMPENSATION

        The Company recognized employee share-based compensation expense of $5.1 million and $3.1 million during the three months ended June 30, 2008 and 2007, respectively, and $8.8 million and $5.5 million during the six months ended June 30, 2008 and 2007, respectively. In addition, during the second quarter of 2008 the Company issued 47,190 shares of common stock to our outside directors. These shares vest immediately and we recognized approximately $0.9 million of expense related to these awards. No common shares were issued to our outside directors for the three and six month periods ended June 30, 2007. The related income tax benefit recognized was $1.8 million and $0.9 million for the three months ended June 30, 2008 and 2007, respectively, and $2.8 million and $1.6 million during the six months ended June 30, 2008 and 2007, respectively. The related income tax benefit for common stock awards made to our outside directors was approximately $0.3 million for the three and six months ended June 30, 2008. The Company did not capitalize any share-based compensation during the three and six month periods ended June 30, 2008 and 2007.

        The unrecognized compensation cost related to the Company's unvested stock options, restricted shares, stock appreciation rights, and phantom shares as of June 30, 2008 was $10.0 million, $7.1 million, $1.7 million, and $8.5 million, respectively and is expected to be recognized over a weighted-average period of 1.7 years, 1.5 years, 1.1 years and 1.9 years, respectively.

14. TRANSACTIONS WITH RELATED PARTIES

        In connection with our acquisition of Western, the former owner of Western, Fred Holmes, became an employee of the Company. At the time of and subsequent to the acquisition, Mr. Holmes also owns an exploration and production company, Holmes Western Oil Corporation ("HWOC"), which was a customer of Western. Subsequent to the acquisition, the Company continued to provide services to HWOC. The prices charged for these services are at rates that are an average of the prices charged to Key's other customers in the California market. As of June 30, 2008, our receivables with HWOC totaled approximately $0.7 million and for the three and six months ended June 30, 2008, revenues from HWOC totaled approximately $2.0 million.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION

        The following table sets forth our segment information as of and for the three and six month periods ended June 30, 2008 and 2007:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate/ Other	Eliminations	Consolidated
	(in thousands)
As of and for the three months ended June 30, 2008:
Operating revenues	$381,108	$91,952	$30,092	$—	$(1,149)	$502,003
Direct costs, other than depreciation expense	242,403	62,837	18,017	—	(769)	322,488
Depreciation and amortization	31,964	4,761	2,553	2,993	—	42,271
Interest expense, net of amounts capitalized	(299)	(334)	(91)	10,803	—	10,079
Net income (loss)	83,847	22,208	6,976	(68,658)	(361)	44,012
Property and equipment, net	726,966	133,451	54,030	32,458	—	946,905
Total assets	1,670,235	285,195	111,096	1,558,870	(1,687,635)	1,937,761
Capital expenditures, excluding acquisitions	(28,558)	(6,639)	(4,496)	(1,303)	—	(40,996)
	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate/ Other	Eliminations	Consolidated
	(in thousands)
As of and for the three months ended June 30, 2007:
Operating revenues	$308,825	$77,289	$24,397	$—	$—	$410,511
Direct costs, other than depreciation expense	177,304	47,410	13,509	—	—	238,223
Depreciation and amortization	21,305	4,056	2,048	3,275	—	30,684
Interest expense, net of amounts capitalized	(270)	(225)	(108)	9,571	—	8,968
Net income (loss)	93,601	23,503	6,899	(75,867)	—	48,136
Property and equipment, net	550,045	125,787	43,120	39,303	—	758,255
Total assets	1,032,513	232,103	85,894	85,741	212,999	1,649,250
Capital expenditures, excluding acquisitions	(40,833)	(22,218)	(6,913)	(2,456)	—	(72,420)

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate/ Other	Eliminations	Consolidated
	(in thousands)
As of and for the six months ended June 30, 2008:
Operating revenues	$730,526	$173,804	$55,761	$—	$(1,689)	$958,402
Direct costs, other than depreciation expense	454,437	116,616	34,128	—	(1,052)	604,129
Depreciation and amortization	61,495	9,573	5,154	6,025	—	82,247
Interest expense, net of amounts capitalized	(851)	(725)	(211)	21,658	248	20,119
Net income (loss)	166,690	43,221	12,307	(143,103)	(619)	78,496
Property and equipment, net	726,966	133,451	54,030	32,458	—	946,905
Total assets	1,670,235	285,195	111,096	1,558,870	(1,687,635)	1,937,761
Capital expenditures, excluding acquisitions	(54,453)	(8,496)	(5,902)	(2,520)	—	(71,371)
	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate/ Other	Eliminations	Consolidated
	(in thousands)
As of and for the six months ended June 30, 2007:
Operating revenues	$619,985	$151,366	$48,079	$—	$—	$819,430
Direct costs, other than depreciation expense	352,832	93,943	26,960	—	—	473,735
Depreciation and amortization	41,072	7,992	4,394	6,840	—	60,298
Interest expense, net of amounts capitalized	(435)	(369)	(179)	19,300	—	18,317
Net income (loss)	191,636	44,521	12,332	(148,162)	—	100,327
Property and equipment, net	550,045	125,787	43,120	39,303	—	758,255
Total assets	1,032,513	232,103	85,894	85,741	212,999	1,649,250
Capital expenditures, excluding acquisitions	(67,674)	(35,794)	(10,919)	(4,458)	—	(118,845)

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

        The following table presents information related to our foreign operations (in thousands of U.S. Dollars) as of and for the three and six month periods ended June 30, 2008 and 2007:

	Argentina	Mexico	Canada	Total
As of and for the three months ended June 30, 2008:
Operating revenues	$29,740	$9,760	1,613	$41,113
Total assets	90,151	47,001	15,856	153,008
As of and for the three months ended June 30, 2007:
Operating revenues	$19,517	$62	$—	$19,579
Total assets	75,139	11,748	—	86,887
	Argentina	Mexico	Canada	Total
As of and for the six months ended June 30, 2008:
Operating revenues	$56,606	$15,461	$5,503	$77,570
Total assets	90,151	47,001	15,856	153,008
As of and for the six months ended June 30, 2007:
Operating revenues	$39,944	$62	$—	$40,006
Total assets	75,139	11,748	—	86,887

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

        During the fourth quarter of 2007, we issued the Notes, which are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly-owned. The guarantees were joint and several, full, complete and unconditional. There were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

        As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, "Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered."

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$4	$428,427	$85,578	$630	$514,639
Property and equipment, net	—	916,180	30,725	—	946,905
Goodwill	—	388,754	6,459	—	395,213
Deferred financing costs, net	11,436	—	—	—	11,436
Intercompany notes and accounts receivable and investment in subsidiaries	1,796,784	305,742	1,815	(2,104,341)	—
Other assets	11,765	52,773	5,030	—	69,568

TOTAL ASSETS	$1,819,989	$2,091,876	$129,607	$(2,103,711)	$1,937,761

Liabilities and stockholders' equity:
Current liabilities	$31,659	$202,430	$27,729	$(567)	$261,251
Capital lease obligations, less current portion	—	13,674	166	—	13,840
Notes payable—related parties,
less current portion	—	20,500	—	—	20,500
Long-term debt	525,000	—	—	—	525,000
Intercompany notes and accounts payable	213,523	1,550,314	64,922	(1,828,759)	—
Deferred tax liabilities	158,130	—	2,656	—	160,786
Other long-term liabilities	—	64,711	(4)	—	64,707
Stockholders' equity	891,677	240,247	34,138	(274,385)	891,677

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,819,989	$2,091,876	$129,607	$(2,103,711)	$1,937,761

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$39,501	$378,865	$69,499	$—	$487,865
Property and equipment, net	—	880,907	30,301	—	911,208
Goodwill	—	373,283	5,267	—	378,550
Deferred financing costs, net	12,117	—	—	—	12,117
Intercompany notes and accounts receivable
and investment in subsidiaries	1,557,993	175,461	—	(1,733,454)	—
Other assets	11,217	52,074	6,046	—	69,337

TOTAL ASSETS	$1,620,828	$1,860,590	$111,113	$(1,733,454)	$1,859,077

Liabilities and stockholders' equity:
Current liabilities	$17,278	$192,222	$25,297	$—	$234,797
Capital lease obligations, less current portion	—	15,998	116	—	16,114
Notes payable—related parties,
less current portion	—	20,500	—	—	20,500
Long-term debt	475,000	—	—	—	475,000
Intercompany notes and accounts payable	78,660	1,489,377	24,408	(1,592,445)	—
Deferred tax liability	157,759	(79)	2,388	—	160,068
Other long-term liabilities and minority interest	3,133	60,216	251	—	63,600
Stockholders' equity	888,998	82,356	58,653	(141,009)	888,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,620,828	$1,860,590	$111,113	$(1,733,454)	$1,859,077

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$465,542	$41,114	$(4,653)	$502,003
Costs and expenses:
Direct expenses	—	297,612	28,209	(3,333)	322,488
Depreciation and amortization	—	40,404	1,867	—	42,271
General and administrative	1,036	52,459	4,859	(105)	58,249
Interest expense, net of amounts capitalized	11,061	(981)	(1)	—	10,079
Other, net	(1,063)	(428)	13	(853)	(2,331)

Total costs and expenses, net	11,034	389,066	34,947	(4,291)	430,756

(Loss) income before income taxes	(11,034)	76,476	6,167	(362)	71,247
Income tax expense	(24,395)	(1,490)	(1,561)	—	(27,446)
Minority interest	—	—	211	—	211

NET (LOSS) INCOME	$(35,429)	$74,986	$4,817	$(362)	$44,012

	Three Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$390,949	$19,664	$(102)	$410,511
Costs and expenses:
Direct expenses	—	220,252	18,112	(141)	238,223
Depreciation and amortization	—	29,549	1,135	—	30,684
General and administrative	166	53,426	2,523	39	56,154
Interest expense, net of amounts capitalized	9,651	(701)	18	—	8,968
Other, net	239	(2,660)	432	—	(1,989)

Total costs and expenses, net	10,056	299,866	22,220	(102)	332,040

(Loss) income before income taxes	(10,056)	91,083	(2,556)	—	78,471
Income tax expense	(31,129)	(17)	811	—	(30,335)

NET (LOSS) INCOME	$(41,185)	$91,066	$(1,745)	$—	$48,136

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$888,163	$77,571	$(7,332)	$958,402
Costs and expenses:
Direct expenses	—	555,383	53,875	(5,129)	604,129
Depreciation and amortization	—	78,455	3,792	—	82,247
General and administrative	1,221	115,333	9,641	(214)	125,981
Interest expense, net of amounts capitalized	21,817	(1,988)	42	248	20,119
Other, net	(1,028)	(1,092)	1,510	(1,618)	(2,228)

Total costs and expenses, net	22,010	746,091	68,860	(6,713)	830,248

(Loss) income before income taxes	(22,010)	142,072	8,711	(619)	128,154
Income tax expense	(44,879)	(2,051)	(2,973)	—	(49,903)
Minority interest	—	—	245	—	245

NET (LOSS) INCOME	$(66,889)	$140,021	$5,983	$(619)	$78,496

	Six Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$779,441	$40,091	$(102)	$819,430
Costs and expenses:
Direct expenses	—	439,553	34,323	(141)	473,735
Depreciation and amortization	—	57,864	2,434	—	60,298
General and administrative	401	104,026	3,751	39	108,217
Interest expense, net of amounts capitalized	19,383	(1,055)	(11)	—	18,317
Other, net	(310)	(4,715)	723	—	(4,302)

Total costs and expenses, net	19,474	595,673	41,220	(102)	656,265

(Loss) income before income taxes	(19,474)	183,768	(1,129)	—	163,165
Income tax expense	(63,198)	(16)	376	—	(62,838)

NET (LOSS) INCOME	$(82,672)	$183,752	$(753)	$—	$100,327

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(1,695)	$151,179	$12,600	$—	$162,084
Cash flows from investing activities:
Capital expenditures	—	(70,376)	(995)	—	(71,371)
Acquisitions, net of cash acquired	—	(61,619)	—	—	(61,619)
Intercompany notes and accounts	(90,972)	(134,266)	(1,815)	227,053	—
Other investing activities, net	—	1,694	—	—	1,694

Net cash (used in) provided by investing activities	(90,972)	(264,567)	(2,810)	227,053	(131,296)

Cash flows from financing activities:
Borrowings on revolving credit facility	85,000	—	—	—	85,000
Repayments on revolving credit facility	(35,000)	—	—	—	(35,000)
Repurchases of common stock	(95,879)	—	—	—	(95,879)
Intercompany notes and accounts	131,193	92,786	3,074	(227,053)	—
Other financing activities, net	7,353	(5,936)	—	—	1,417

Net cash provided by (used in) financing activities	92,667	86,850	3,074	(227,053)	(44,462)

Effect of changes in exchange rates on cash	—	—	630	—	630

Net (decrease) increase in cash	—	(26,538)	13,494	—	(13,044)

Cash and cash equivalents at beginning of period	—	46,358	12,145	—	58,503

Cash and cash equivalents at end of period	$—	$19,820	$25,639	$—	$45,459

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Six Months Ended June 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$151,808	$(3,168)	$—	$148,640
Cash flows from investing activities:
Capital expenditures	—	(114,245)	(4,600)	—	(118,845)
Investment in available for sale securities	—	(85,147)	—	—	(85,147)
Proceeds from sale of available for sale securities	—	31,900	—	—	31,900
Other investing activities, net	3,649	(525)	—	(298)	2,826

Net cash provided by (used in) investing activities	3,649	(168,017)	(4,600)	(298)	(169,266)

Net cash (used in) provided by financing activities	(3,649)	(12,655)	8,649	298	(7,357)

Effect of changes in exchange rates on cash	—	—	(305)	—	(305)

Net (decrease) increase in cash	—	(28,864)	576	—	(28,288)

Cash and cash equivalents at beginning of period	—	84,633	3,742	—	88,375

Cash and cash equivalents at end of period	$—	$55,769	$4,318	$—	$60,087

17. SUBSEQUENT EVENTS

        On July 22, 2008, the Company acquired all of the United States based assets of Leader Energy Services Ltd. and related entities ("Leader"), a Canadian company, for total consideration of $34.6 million in cash, which is subject to a purchase price adjustment that has not yet been finalized. We borrowed approximately $35.0 million under our revolving credit facility in order to finance this acquisition. The acquired assets include nine coiled tubing units, seven nitrogen trucks, twelve pumping trucks, and other ancillary equipment. We acquired these assets to increase our service footprint, specifically in the Marcellus and Bakken shale formations, and the acquisition will be included in the Company's Pressure Pumping Services segment. We have analyzed this transaction under the guidance provided by SFAS No. 141, "Accounting for Business Combinations" ("SFAS 141") and based on our preliminary evaluation expect the transaction will be accounted for as an asset purchase.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Key Energy Services, Inc. and its wholly owned subsidiaries (collectively, the "Company," "we," "us," "its," and "our") provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion, and recompletion services, oilfield transportation services, pressure pumping services, fishing and rental services, and ancillary oilfield services. We believe that we are the leading onshore, rig-based well servicing contractor in the United States. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina and Mexico. We also have a technology development company based in Canada.

        The following discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

        We operate in three business segments:

          Well Servicing

            Our Well Servicing segment provides a broad range of services, including rig-based services, oilfield transportation services, cased-hole electric wireline services and ancillary oilfield services. Our well service rig fleet provides well maintenance, workover, completion, and plugging and abandonment services to our customers. Certain of our larger well service rigs are suitable for and used in certain drilling applications, including horizontal drilling. Our oilfield transportation fleet provides vacuum truck services, fluid transportation services, and disposal services for operators whose wells produce saltwater or other fluids and is also a supplier of frac tanks, which are used for temporary storage of fluids used in conjunction with fluid hauling operations. We conduct our well servicing operations in virtually every major onshore oil and gas producing region of the continental United States, as well as internationally in Argentina and Mexico. In addition to our onshore operations, we also operate a number of barge-based rigs that serve customers along the Gulf Coast that can conduct operations in shallow water.

          Pressure Pumping

            Our Pressure Pumping segment provides a broad range of well stimulation and completion services, collectively known as "pressure pumping services." Our primary service offerings include well stimulation and cementing services. Well stimulation includes fracturing, nitrogen and acidizing services. These services (which may be used in completion and workover services) are used to enhance the production of oil and natural gas wells from formations that exhibit a restricted flow of oil and natural gas. In the fracturing process, we typically pump fluid and sized sand, or proppants, into a well at high pressure in order to fracture the formation and thereby increase the flow of oil and natural gas. With our cementing services, we pump cement into a well between the casing and the wellbore. We provide a full range of pressure pumping services in the Permian Basin and Barnett Shale in Texas, the San Juan Basin in Colorado and New Mexico and the Oswego, Mississippi and Anadarko Basins in Oklahoma, and provide cementing services in the Elk Hills and Kern River Basins of California.

          Fishing and Rental

            We provide fishing and rental services in the Gulf Coast, Permian Basin, Mid-Continent, Rocky Mountains and California. Fishing services involve recovering lost or stuck equipment in the wellbore using a "fishing tool," which is a downhole tool designed to recover any such equipment lost in the wellbore. We also offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services, and automated pipe handling solutions. Our rental tool inventory consists of tubulars, handling tools, pressure-controlled equipment, power swivels and foam air units.

Performance Measures

        In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis. Historically, our activity levels have correlated well with capital spending by oil and natural gas producers. When commodity prices are strong, capital spending by our customers tends to be high, as illustrated by the Baker Hughes U.S. land drilling rig count. As the following table indicates, the land drilling rig count has remained high over the past several quarters and prices for both oil and natural gas have remained strong.

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes Land Drilling Rigs(2)
2008:
First Quarter	$97.94	$8.74	1,712
Second Quarter	$123.95	$11.47	1,797
2007:
First Quarter	$58.08	$7.18	1,651
Second Quarter	$64.97	$7.66	1,680
Third Quarter	$75.46	$6.24	1,717
Fourth Quarter	$90.75	$7.39	1,733

(1)
Represents the average price for the periods presented. Source: EIA / Bloomberg

(2)
Source: www.bakerhughes.com

        Internally, we measure activity levels in our Well Servicing segment primarily through our rig and trucking hours. As capital spending by our customer base increases, demand for our services generally rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by our customer base, we generally provide fewer services, which results in lower hours worked. The number of rig and trucking hours, as well as pricing, may also be affected by increases in industry capacity. We publicly release our monthly rig and trucking hours. The following table presents our quarterly rig and trucking hours from the first quarter of 2007 through the second quarter of 2008:

	Rig Hours	Trucking Hours
2008:
First Quarter	659,462	585,040
Second Quarter	701,286	603,632
2007:
First Quarter	625,748	571,777
Second Quarter	611,890	583,074
Third Quarter	597,617	570,356
Fourth Quarter	614,444	583,191

Total 2007	2,449,699	2,308,398

Acquisitions

         Tri-Energy.    On January 17, 2008, the Company, through a wholly owned subsidiary, purchased the fishing and rental assets of Tri-Energy for approximately $1.9 million in cash. These assets were integrated into our Fishing and Rental segment. We completed this acquisition in order to expand our fishing and rental service offerings in the Louisiana market. The purchase price was allocated to the tangible and intangible assets acquired and the purchase of the Tri-Energy assets did not result in the establishment of goodwill.

         Western.    On April 3, 2008, the Company, through a wholly-owned subsidiary, purchased all of the outstanding equity interests of Western, a privately owned company based in California that operated 22 working well service rigs, three stacked well service rigs, and equipment used in the workover and rig relocation process for approximately $51.6 million. The Western acquisition was completed to increase the Company's service footprint in the California market and the assets and results of operations of Western have been incorporated into our Well Servicing segment.

         Hydra-Walk.    On May 30, 2008, we completed the acquisition of Hydra-Walk for approximately $10.3 million in cash with a performance earn-out potential of up to $2.0 million over the next two years if certain performance measures are met. Hydra-Walk provides pipe handling solutions for the oil and gas industry and operated over 80 automated pipe handling units in Oklahoma, Texas and Wyoming. The assets and results of operations for Hydra-Walk are now incorporated into our Fishing and Rental segment.

Market Conditions—Quarter Ended June 30, 2008

        The Baker-Hughes land rig count averaged 1,797 during the second quarter of 2008, which was an increase of approximately 7.0% over the same period in 2007 and an increase of approximately 5.0% from the first quarter of 2008. We believe that the higher rig count is a clear indicator of the strength of the U.S. marketplace, and this belief is reinforced by the robustness of oil and natural gas prices. As of June 30, 2008, average prices for West Texas Intermediate crude oil have increased approximately 36.6% and average prices for natural gas at the Henry Hub have climbed 55.2% since the end of 2007. Overall industry demand for the services that we provide remained high throughout the course of the second quarter of 2008.

        Including the effects of the acquisitions we made during the third and fourth quarters of 2007 and the second quarter of 2008, our activity levels, as measured by our rig and truck hours, have increased compared to the same period in 2007; our rig hours increased approximately 14.6% during the second quarter of 2008 compared to the same period in 2007 and our trucking hours increased approximately 3.5% during the same period. Acquisitions we made contributed approximately 97,000 rig hours and

8,000 trucking hours during the second quarter of 2008. Additionally, our Mexico operations contributed approximately 11,250 rig hours during the second quarter of 2008, compared to zero during the second quarter of 2007. Excluding the increases in rig and truck hours associated with our acquisitions and expansion in Mexico, our rig hours for the second quarter of 2008 were down slightly from their levels during the second quarter of 2007 and our trucking hours increased slightly.

        The decline in our legacy asset utilization during the second quarter of 2008 compared to the second quarter of 2007 was partially due to a late spring in the Rocky Mountain region of the U.S., which hurt our activity levels, and to the full impact of the additional capacity that continues to enter the domestic marketplace. We anticipated a reduction in the utilization of our assets in our legacy well servicing operations because of the increased supply of well servicing assets entering the marketplace and aggressive pricing on the part of our competition in an attempt to capture market share, to which in certain locations we defended our market share with lower pricing.

        Cost increases reduced our margins during the second quarter, primarily driven by fuel and labor cost increases. With the overall increase in our activity, we are now using more fuel than ever before, and the price of fuel—which we estimate has risen approximately 54% since the end of the second quarter of 2007—has had a distinct negative impact on our margins. In addition to increases in fuel costs, margins were impacted by increased labor costs. Because of the high demand for a quality workforce, our workers are continuously targeted by our competition. In order to retain them, we have implemented wage increases and paid bonuses. This, combined with the addition of crews to support the overall increase in our operations in certain of our principal markets, has led to a sharp increase in the cost of direct labor during the second quarter of 2008.

        Our international operations continued to perform well during the second quarter of 2008, contributing approximately $41.1 million of revenue during the quarter, which was approximately 8.2% of our consolidated revenues. Our Argentina operations contributed approximately $29.7 million in revenues for the three months ended June 30, 2008, but also experienced a 42-day labor strike that hurt its performance. Operations in Mexico continued to expand during the second quarter of 2008; during the second quarter we operated six rigs in Mexico, along with twelve KeyView® units. Subsequent to the end of the second quarter we delivered another three rigs, and all nine are now working.

        In addition, we continue to experience softness in the south Louisiana market, both in the inland barge rig and land-based rig markets. We feel that some of the softness in this market is based on the focus of activity in Louisiana shifting from the coastal regions north into the shale formations of the North Louisiana Basin. We are continuing to aggressively deploy our assets in the southern Louisiana market and anticipate that our operations in southern Louisiana should strengthen over the remainder of the year.

Market Outlook for the Remainder of 2008

        We believe that our business remains strong and that our activity levels will continue to improve for the remainder of 2008. We believe that our overall utilization rates will increase during the second half of the year, and that the margin contraction that we have experienced during the first half of 2008 has ended and will reverse during the second half of 2008. It is our belief that most of the additional capacity entering the marketplace is in place and that the supply and demand equation for equipment and services will be more balanced for the remainder of the year.

        Commodity prices continue to be robust and the demand for our services remains strong. As of July 31, 2008, prices for West Texas Intermediate crude oil were in excess of $133 per barrel and natural gas prices at the Henry Hub topped $9 per MMBtu. We believe that if commodity prices remain at or near their current levels or increase, our customers will continue to expand their capital spending, which we believe will drive the prices for our services higher.

        Our activity levels and financial performance are also expected to continue to improve over the remainder of 2008 as we fully integrate the acquisitions we have made and expand our presence in international markets. The assets we acquired from Western in April 2008 and Hydra-Walk in June 2008 are performing well and we expect that they will continue to do so in the future. Additionally, we acquired the U.S. based assets of Leader in July 2008, and these assets are already generating margins for us and helping us expand our service offerings in the Marcellus and Bakken shale plays, which we believe will provide us an excellent growth opportunity over the remainder of 2008 and for the near future.

        Over the last several quarters, we have been implementing a strategy to increase our market share in the shale plays, emphasizing our offerings in the gas regions of the continental U.S. Additionally, we have begun shifting our product offering mix away from the traditional oil-dominated services to a more balanced portfolio, including the expansion of services such as coiled tubing, cased-hole electric wireline services, pressure pumping, pipe handling, and drill string rental. Our capital expenditure program includes the delivery of a significant amount of this equipment in the third and fourth quarters of 2008. We believe that this strategy will position us well to increase our margins and asset utilization for the remainder of the year.

        A continuing challenge for us for the balance of 2008 will be fuel costs. If gasoline and diesel prices continue to rise, it will continue to have a negative impact on our ability to maintain and improve margins. Another challenge to our ability to generate margins will be the cost of retaining and replacing labor. The labor market for our employees continues to be tight, and in order to retain our workers we have implemented wage increases and paid bonuses. If the labor market continues to be robust through the balance of 2008 or becomes even stronger, our direct labor costs will continue to escalate. During the late second quarter of 2008, we began implementing price increases in selected markets, and these increases should be fully in place by the end of the third quarter of 2008. We believe that these increases will, at a minimum, offset the increase in our fuel and labor costs.

        Because the demand for our services is generally correlated to commodity prices and drilling activity, our activity levels could be negatively impacted in the event that commodity prices decline rapidly or unexpectedly. During the first quarter of 2008 we experienced significant pressure from increased competition related to new market entrants, but during the second quarter we began to see these pressures moderate.

Consolidated Results of Operations

        The following table shows our consolidated results of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in thousands) (unaudited)
REVENUES:
Well servicing	$379,959	$308,825	$728,837	$619,985
Pressure pumping	91,952	77,289	173,804	151,366
Fishing and rental	30,092	24,397	55,761	48,079

Total revenues	502,003	410,511	958,402	819,430

COSTS AND EXPENSES:
Well servicing	241,634	177,304	453,385	352,832
Pressure pumping	62,837	47,410	116,616	93,943
Fishing and rental	18,017	13,509	34,128	26,960
Depreciation and amortization	42,271	30,684	82,247	60,298
General and administrative	58,249	56,154	125,981	108,217
Interest expense, net of amounts capitalized	10,079	8,968	20,119	18,317
Gain on sale of assets	(360)	(703)	(626)	(453)
Interest income	(182)	(1,798)	(690)	(3,737)
Other (income) expense, net	(1,789)	512	(912)	(112)

Total costs and expenses, net	430,756	332,040	830,248	656,265

Income before income taxes and minority interest	71,247	78,471	128,154	163,165
Income tax expense	(27,446)	(30,335)	(49,903)	(62,838)
Minority interest	211	—	245	—

NET INCOME	$44,012	$48,136	$78,496	$100,327

  Three Months Ended June 30, 2008 and 2007

        For the three months ended June 30, 2008, our net income was $44.0 million, which represents an 8.6% decrease from net income of $48.1 million for the three months ended June 30, 2007. Our earnings per fully diluted share for the period was $0.35 per share compared to $0.36 per share for the same period in 2007. The decline in earnings was primarily attributable to increased labor and fuel costs and higher depreciation and amortization expense, partially offset by increased revenues and lower income tax expense.

        A detailed review of our operations, including a review of our segments, for the second quarter of 2008 compared to the same period in 2007 is provided below.

  Revenues

        Our revenue for the three months ended June 30, 2008 increased $91.5 million, or 22.3%, to $502.0 million from $410.5 million for the three months ended June 30, 2007. Changes in revenue for each of our reportable segments were (in millions):

Change from Three Months Ended June 30, 2007
Well servicing segment	$71.1
Pressure pumping segment	14.7
Fishing and rental segment	5.7

Total change	$91.5

        Acquisitions made during the second half of 2007 and during the second quarter of 2008 contributed approximately $53.1 million to the increase in well servicing revenue over the second quarter of 2007. Other increases in well servicing revenue were attributable to the expansion of our cased-hole electric wireline business, whose revenues increased approximately $3.7 million for the second quarter of 2008 compared to the second quarter of 2007, and the expansion of our international operations in Mexico, whose revenues increased approximately $9.7 million during the second quarter of 2008 compared to the same period in 2007. Excluding these items, our well servicing revenue in the second quarter of 2008 increased approximately $4.6 million, or 1.5%, from the same period in 2007.

        Revenues from our pressure pumping operations increased $14.7 million, or 19.0%, for the second quarter of 2008 compared to the same period in 2007. We expanded our pressure pumping operations during the third quarter of 2007 by adding frac crews in the Barnett Shale. As a result, the number of frac jobs we performed in the second quarter of 2008 increased compared to the second quarter of 2007, leading to higher revenues. This increase was offset by less cementing work during the second quarter of 2008 and pricing pressure due to increased competition.

        Revenues for our fishing and rental operations increased $5.7 million, or 23.3%, for the second quarter of 2008 compared to the same period in 2007. The acquisition of Hydra-Walk in May 2008 contributed approximately $1.1 million in revenues during the second quarter. Excluding the Hydra-Walk acquisition, our fishing and rental revenue increased approximately $4.6 million, or 18.8%. The increase in fishing and rental segment revenue was driven by changes in our product offering mix between the two periods; during the second quarter of 2008 we performed more reverse unit work and more offshore fishing jobs, which have higher pricing than other types of jobs performed by this segment.

  Direct Costs

        Our consolidated direct costs increased $84.3 million, or 35.4%, to $322.5 million for the three months ended June 30, 2008 compared to $238.2 million for the three months ended June 30, 2007. Excluding depreciation, these costs were 64.2% of revenue during the second quarter of 2008, compared to 58.0% during the same period in 2007. The change in direct costs was the result of (in millions):

Change from Three Months Ended June 30, 2007
Direct expenses of acquisitions	$34.7
Employee compensation	15.9
Fuel	10.1
Supplies, equipment and maintenance	9.3
Pressure pumping supplies and equipment	9.2
Other direct expenses	5.1

Total change	$84.3

        Direct expenses attributable to businesses acquired during the third and fourth quarters of 2007 and the second quarter of 2008 contributed approximately $34.7 million to the increase in direct expenses during the second quarter of 2008 compared to the same period in 2007. These direct expenses were comprised of employee compensation ($20.7 million), supplies, equipment, and maintenance ($8.0 million), self-insurance costs ($2.1 million), fuel ($2.0 million) and other direct expenses ($1.9 million).

        Excluding employee compensation attributable to acquisitions, direct employee compensation, which includes salaries, cash bonuses, health insurance, 401(k) costs and payroll taxes, increased approximately $15.9 million during the second quarter of 2008 compared to the same period in 2007.

The labor market for our employees continues to be extremely tight, and our employees have consistently been targeted by our competition due to their high quality. As a result, we have increased wage rates for our employees and paid them bonuses in order to retain them, hired new crews to keep up with customer demand, and have incurred recruiting expenses to replace those employees who were lost to our competitors and other industries.

        Our fuel costs increased $10.1 million, or 54.6%, during the second quarter of 2008 compared to the same period in 2007. Since the end of the second quarter of 2007, we estimate that our per-gallon price of fuel has increased approximately 54%. To a lesser extent, our fuel costs have also risen due to the increased amount of fuel used, as a result of the increase in our rig and truck hours.

        Costs for supplies, consumable equipment, and repairs and maintenance increased approximately $9.3 million for the second quarter of 2008 compared to the same period in 2007. The increase in these costs is due to higher prices from our vendors and increased repairs and maintenance as a result of higher utilization of our assets.

        Pressure pumping supplies and equipment, which consist primarily of frac sand, chemicals, and the related costs to transport those items, increased approximately $9.2 million, or 41.6%, during the second quarter of 2008 compared to the second quarter of 2007. Like fuel, the primary driver in the increase in these costs is the rise in commodity prices; to a lesser extent, we are also using more of these products during 2008 to support the expansion of our pressure pumping operations. Additionally, our freight vendors are passing along the increases in their fuel prices to us through fuel surcharges, thereby increasing our freight costs.

  Depreciation and Amortization

        Depreciation and amortization expense increased approximately $11.6 million during the second quarter of 2008 compared to the second quarter of 2007. Acquisitions made during the last 12 months contributed approximately $7.9 million of depreciation and amortization expense during the second quarter of 2008. The remainder of the increase can be attributed to our larger fixed asset base; since the end of the second quarter of 2007, we have cumulatively spent approximately $165.1 million on capital expenditures.

  General and Administrative

        General and administrative expenses increased $2.1 million, or 3.7%, to $58.2 million for the three months ended June 30, 2008, compared to $56.2 million for the three months ended June 30, 2007. General and administrative expense was 11.6% of revenue for the second quarter of 2008, compared to 13.7% of revenue for the same period in 2007. The change in general and administrative expense was the result of (in millions):

Change from Three Months Ended June 30, 2007
General and administrative expenses of acquisitions	$3.4
Employee compensation, other than equity-based	7.0
Equity-based compensation	2.0
Professional fees	(9.7)
Other	(0.6)

Total change	$2.1

        General and administrative expenses associated with businesses that we acquired during the third and fourth quarters of 2007 and the second quarter of 2008 were approximately $3.4 million during the second quarter of 2008. These costs were primarily comprised of employee compensation costs and travel expenses associated with the integration of these businesses into our operations.

        Excluding acquisitions, general and administrative costs associated with non-equity employee compensation, which includes salaries, cash bonuses, health insurance, 401(k) fees and payroll taxes increased approximately $7.0 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was the result of the expansion of our business development efforts (approximately $1.8 million), which included approximately $1.0 million resulting from the reassignment of certain operational employees previously classified as direct costs, and approximately $0.8 million resulting from the hiring of additional employees, plus increased incentive compensation based on a larger bonus pool and higher base wage rates ($3.2 million), the expansion of our international operations in Mexico and Argentina ($1.1 million), and other miscellaneous compensation related items ($0.9 million). Excluding the additional personnel hired to expand our business development group, corporate general and administrative headcount remained largely unchanged from the second quarter of 2007.

        The increase in equity-based compensation was attributable to new equity awards granted to certain of our employees since the second quarter of 2007, as well as increased compensation associated with awards that are accounted for as liabilities whose value is calculated based on the price of our common stock, partially offset by awards that vested during the third and fourth quarters of 2007 that are not contributing to compensation expense during the second quarter of 2008.

        Our professional fees declined approximately $9.7 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Since the completion of our delayed financial reporting process during 2007, our professional fees paid for legal, accounting and consulting services have declined significantly.

  Interest Expense

        Interest expense increased $1.1 million, or 12.4%, for the three months ended June 30, 2008, compared to the same period in 2007. The increase in interest expense is primarily attributable to increased debt levels and a higher weighted average interest rate on our outstanding debt.

  Interest Income

        Interest income declined approximately $1.6 million to $0.2 million for the second quarter of 2008 compared to $1.8 million for the second quarter of 2007. The decline in interest income is primarily attributable to the reduction in our cash and cash equivalents and short-term investments, which were used during the fourth quarter of 2007 to acquire Moncla Well Service, Inc. and related entities.

  Other income and expense, net

        Other income and expense, net increased approximately $2.3 million to other income, net of $1.8 million during the second quarter of 2008 compared to other expense, net of $0.5 million in the second quarter of 2007. The increase in other income, net is primarily attributable to our portion of the earnings of our equity-method investment in IROC and foreign currency transaction gains from our operations in Canada, Mexico and Argentina.

  Income Tax Expense

        Our income tax expense decreased $2.9 million, or 9.5%, to $27.4 million for the second quarter of 2008 from $30.3 million for the second quarter of 2007. The decrease in income tax expense during the second quarter of 2008 is primarily attributable to lower taxable income for the period. Our effective tax rates were 38.5% and 38.7% for the three months ended June 30, 2008 and 2007, respectively.

  Six Months Ended June 30, 2008 and 2007

        For the six months ended June 30, 2008, our net income was $78.5 million, which represents a 21.8% decrease from the six months ended June 30, 2007. Our earnings per fully diluted share for the period was $0.61 per share compared to $0.75 per share for the same period in 2007. The decline in earnings was primarily attributable to increased labor and fuel costs, increased depreciation and amortization expense, and higher general and administrative costs, partially offset by higher revenues.

        A detailed review of our operations, including a review of our segments, for the first half of 2008 compared to the same period in 2007 is provided below.

  Revenues

        Our revenue for the six months ended June 30, 2008 increased $139.0 million, or 17.0%, to $958.4 million from $819.4 million for the six months ended June 30, 2007. Changes in revenue for each of our reportable segments were (in millions):

Change from Six Months Ended June 30, 2007
Well servicing segment	$108.9
Pressure pumping segment	22.4
Fishing and rental segment	7.7

Total change	$139.0

        Businesses acquired during the third and fourth quarters of 2007 and the second quarter of 2008 contributed approximately $98.0 million to the increase in well servicing revenues during the six months ended June 30, 2008. Other increases in well servicing revenues were attributable to the expansion of our cased-hole electric wireline business, whose revenues increased approximately $8.3 million during the first half of 2008 compared to the same period of 2007, and the expansion of our international operations in Mexico, which contributed $15.4 million of revenue during the first two quarters of 2008. Excluding these items, well servicing revenue declined approximately $12.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This decline was caused by lower activity levels and pricing pressures during the first half of 2008 for our legacy domestic well servicing businesses in many of our core markets, partially offset by higher utilization and rate increases for our operations in Argentina.

        Revenues from our pressure pumping operations increased $22.4 million, or 14.8%, for the six months ended June 30, 2008 compared to the same period in 2007. During 2007, we expanded our pressure pumping operations in the Barnett Shale, and this segment saw a corresponding increase in the number of frac jobs performed for our customers. Offsetting the increase in frac revenue was a decline in the number of cement jobs performed by this segment and pricing pressures from increased competition.

        Revenues for our fishing and rental operations increased $7.7 million, or 16.0%, for the first half of 2008 compared to the same period in 2007. The acquisition of Hydra-Walk during the second quarter of 2008 contributed approximately $1.1 million to the increase in fishing and rental revenues during the six months ended June 30, 2008. Excluding the Hydra-Walk acquisition, revenues increased approximately $6.6 million. The increase in fishing and rental revenue is due to the combination of poor weather in the first quarter of 2007, which hampered the operations of this segment, and a change in the product mix during the first half of 2008, which saw this segment perform more reverse unit and offshore fishing jobs, which have higher pricing than other types of work performed by this segment.

  Direct Costs

        Consolidated direct costs increased $130.4 million, or 27.5%, to $604.1 million for the six months ended June 30, 2008 compared to $473.7 million for the six months ended June 30, 2007. Excluding depreciation expense, direct costs were 63.0% of revenue during 2008, versus 57.8% during 2007. The change in direct costs was the result of (in millions):

Change from Six Months Ended June 30, 2007
Direct expenses of acquisitions	$64.9
Employee compensation	19.5
Fuel	16.9
Supplies, equipment and maintenance	10.7
Pressure pumping supplies and equipment	14.4
Other direct expenses	4.0

Total change	$130.4

        Direct expenses attributable to businesses acquired during the third and fourth quarters of 2007 and the second quarter of 2008 contributed approximately $64.9 million to the increase in direct expenses during the first half of 2008 compared to the same period in 2007. These direct expenses were comprised of employee compensation ($37.9 million), supplies, equipment, and maintenance ($16.4 million), self-insurance costs ($4.2 million), fuel ($3.2 million) and other direct expenses ($3.2 million).

        Excluding acquisitions, direct employee compensation, which includes salaries, cash bonuses, health insurance, 401(k) costs and payroll taxes, increased approximately $19.5 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The labor market for our employees continues to be extremely tight, and our employees have consistently been targeted by our competition due to their high quality. As a result, we have increased wage rates for our employees in order to retain them, hired new crews to keep up with customer demand, and have had to incur recruiting costs to replace those employees who were lost to our competitors and to other industries.

        Our fuel costs increased $16.9 million, or 48.5%, during the first half of 2008 compared to the same period in 2007. Since the end of the second quarter of 2007, we estimate that our per-gallon price of fuel has increased approximately 54%. To a lesser extent, our fuel costs have also risen due to the increased amount of fuel used as a result of the increase in our rig and truck hours.

        Costs for supplies, consumable equipment, and repairs and maintenance increased approximately $10.7 million for the first half of 2008, compared to the same period in 2007. The increase in these costs is due to higher prices from our vendors and increased repairs and maintenance as a result of higher utilization of our assets.

        Pressure pumping supplies and equipment, which consist primarily of frac sand, chemicals, and the related costs to transport those items, increased approximately $14.4 million, or 33.6%, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Like fuel, the primary driver in the increase in these costs is the rise in commodity prices; we are also using more of these products during 2008 to support the expansion of our pressure pumping operations.

  Depreciation and Amortization

        Depreciation and amortization expense increased approximately $21.9 million during the first six months of 2008, compared to the same period in 2007. Acquisitions made during the third and fourth quarters of 2007and first half of 2008 contributed approximately $14.0 million of depreciation and amortization expense during the six months ended June 30, 2008. The remainder of the increase can be attributed to our larger fixed asset base; since the end of the second quarter of 2007, we have cumulatively spent approximately $165.1 million on capital expenditures.

  General and Administrative

        General and administrative expenses increased $17.8 million, or 16.4%, to $126.0 million for the six months ended June 30, 2008, compared to $108.2 million for the six months ended June 30, 2007. General and administrative expenses were 13.1% of revenue for the first half of 2008 and 13.2% of revenue for the first half of 2007. The change in general and administrative expense was the result of (in millions):

Change from Six Months Ended June 30, 2007
General and administrative expenses of acquisitions	$6.8
Employee compensation, other than equity-based	12.2
Equity-based compensation	3.4
Professional fees	(6.7)
Other general and administrative expenses	2.1

Total change	$17.8

        General and administrative expenses associated with businesses that we acquired during the third and fourth quarters of 2007 and the second quarter of 2008 were approximately $6.8 million during the first half of 2008. These costs were primarily comprised of employee compensation costs, communication costs, bad debt expense and travel expenses associated with the integration of these businesses into our operations.

        Excluding acquired businesses, general and administrative costs associated with non-equity employee compensation, which is comprised of salaries, cash bonuses, health insurance, 401(k) fees and payroll taxes, increased approximately $12.2 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in non-equity based compensation was the result of the expansion of our business development efforts (approximately $3.4 million), which included approximately $1.9 million in costs attributable to the reassignment of certain operational employees previously classified as direct costs, and increased approximately $1.5 million resulting from the hiring of additional employees, plus increased incentive compensation based on a larger bonus pool and higher base wage rates ($4.1 million), the expansion of our international operations in Mexico and Argentina ($1.8 million), payroll taxes related to these items (approximately $1.4 million), and other miscellaneous compensation related items ($1.5 million). Excluding the additional personnel hired to expand our business development group, corporate general and administrative headcount remained largely unchanged from the first half of 2007.

        The increase in equity-based compensation was attributable to new equity awards granted to certain of our employees since the second quarter of 2007, as well as an increase in the fair value of certain awards classified as liabilities whose value is dependent on the price of our common stock. Partially offsetting these increases were awards that vested during the third and fourth quarters of 2007 that are not contributing to compensation expense during the first half of 2008.

        Our professional fees declined approximately $6.7 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Since the completion of our delayed financial reporting process during 2007, our professional fees paid for legal, accounting and consulting services have declined significantly.

  Interest Expense

        Interest expense increased $1.8 million, or 9.8%, for the six months ended June 30, 2008, compared to the same period in 2007. The increase in interest expense is primarily attributable to increased debt levels and a higher weighted average interest rate on our outstanding debt.

  Interest Income

        Interest income declined approximately $3.0 million to $0.7 million for the first two quarters of 2008 compared to $3.7 million for the first two quarters of 2007. The decline in interest income is primarily attributable to the reduction in our cash and cash equivalents and short-term investments, as a result of cash payments during the fourth quarter of 2007 in connection with our acquisition of Moncla Well Service, Inc. and related entities.

  Income Tax Expense

        Our income tax expense decreased $12.9 million, or 20.6%, to $49.9 million for the first half of 2008 from $62.8 million for the first half of 2007, primarily due to lower taxable income. Our effective tax rates were 38.9% and 38.5% for the six months ended June 30, 2008 and 2007, respectively. Our effective tax rate has increased because of the overall contraction of our margins. Our taxable income has decreased primarily due to margin contractions in certain of our core segments, partially offset by higher taxable income for our pressure pumping operations, and the acquisitions we made during the third and fourth quarters of 2007 and the first half of 2008.

Results of Operations by Segment

  Three Months Ended June 30, 2008 and 2007

        The following table shows operating results for each of our segments for the three month periods ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,
	2008	2007	Change
	(in thousands, except percentages)
Well Servicing segment
Revenues	$379,959	$308,825	$71,134
Direct expenses, excluding depreciation	241,634	177,304	64,330
Direct costs as a percentage of revenue	63.6%	57.4%	6.2%
Pressure Pumping segment
Revenues	$91,952	$77,289	$14,663
Direct expenses, excluding depreciation	62,837	47,410	15,427
Direct costs as a percentage of revenue	68.3%	61.3%	7.0%
Fishing and Rental segment
Revenues	$30,092	$24,397	$5,695
Direct expenses, excluding depreciation	18,017	13,509	4,508
Direct costs as a percentage of revenue	59.9%	55.4%	4.5%

  Well Servicing Segment

        Revenues for our Well Servicing segment increased $71.1 million, or 23.0%, to $380.0 million for the three months ended June 30, 2008, compared to $308.8 million for the three months ended June 30, 2007. Businesses acquired during the third and fourth quarters of 2007 and the second quarter of 2008 contributed approximately $53.1 million to the increase in our Well Servicing segment revenues for the second quarter of 2008. Other increases in well servicing revenues were attributable to the expansion of our cased-hole electric wireline business, whose revenues increased approximately $3.7 million for the second quarter of 2008 compared to the same period in 2007, and the expansion of our international operations in Mexico, which contributed $9.7 million of revenue during the second quarter of 2008. Excluding these items, well servicing revenue increased approximately $4.6 million, or 1.5%.

        Direct costs for our Well Servicing segment were $241.6 million during the three months ended June 30, 2008, which represented an increase of $64.3 million, or 36.3%, from the same period in 2007. Excluding depreciation, direct costs for the Well Servicing segment were 63.6% of revenue for the second quarter of 2008 and 57.4% of revenue for the same period in 2007. The increase in direct costs for our Well Servicing segment was attributable to (in millions):

Change from Three Months Ended June 30, 2007
Direct expenses of acquisitions	$34.3
Employee compensation	12.4
Fuel	6.9
Supplies, equipment and maintenance	6.7
Other direct expenses	4.0

Total change	$64.3

        Direct costs associated with the well servicing businesses we acquired during the second half of 2007 and during the second quarter of 2008 contributed approximately $34.3 million to the increase in direct costs compared to the second quarter of 2007. These costs were made up of employee compensation ($20.5 million), fuel ($2.0 million), self-insurance costs ($2.1 million), supplies, equipment and maintenance ($7.9 million) and other direct expenses ($1.8 million).

        Excluding acquisitions, direct employee compensation for our Well Servicing segment increased approximately $12.4 million during the second quarter of 2008 compared to the second quarter of 2007. The labor market for our employees continues to be extremely tight, and we have implemented wage rate increases in order to retain a quality workforce and prevent our competitors from hiring away our workers. Additionally, we have added crews in several of our operating locations in order to support the increased utilization of our equipment in those areas.

        Fuel costs for our Well Servicing segment increased approximately $6.9 million, or 49.8%, for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. The primary driver of this increase has been the rise in our per-gallon cost of fuel; since the end of the second quarter of 2007 these costs have increased approximately 54%. Also contributing to the increase is the fact that we are using more fuel to support the increased utilization in certain of our core well servicing markets.

        Supplies, equipment and maintenance costs increased approximately $6.7 million for the three months ended June 30, 2008, compared to the same period in 2007. The primary drivers of this increase are higher costs for the chemicals we use in our well servicing operations ($2.1 million), increased repairs and maintenance ($2.4 million) associated with the increased utilization of certain of our well servicing assets and higher prices from our vendors, increased costs for equipment rentals ($0.6 million), and other miscellaneous items ($1.6 million).

  Pressure Pumping Segment

        Revenues for our Pressure Pumping segment increased $14.7 million, or 19.0%, to $92.0 million for the quarter ended June 30, 2008 compared to $77.3 million for the three months ended June 30, 2007. Increased revenue in our Pressure Pumping segment is primarily attributable to the addition of several frac crews to serve our customer base in the Barnett Shale region, partially offset by declines in cementing operations and pricing pressure due to increased competition.

        Direct costs for our Pressure Pumping segment were $62.8 million during the three months ended June 30, 2008, which represented an increase of $15.4 million, or 32.5%, from the same period in 2007. Excluding depreciation, direct costs for the Pressure Pumping segment were 68.3% of revenue for the three months ended June 30, 2008 and 61.3% of revenue for the three months ended June 30, 2007. The increase in direct costs for our Pressure Pumping segment was attributable to (in millions):

Change from Three Months Ended June 30,
Sand, chemicals and freight	$9.3
Fuel	2.7
Repairs and maintenance	1.6
Employee compensation	1.4
Other direct expenses	0.4

Total change	$15.4

        Sand, chemicals and freight costs for our Pressure Pumping segment increased approximately $9.3 million during the second quarter of 2008 compared to the same period in 2007. The increase in these costs was driven by higher usage and increased commodity prices, as well as the fact that in the second quarter of 2008, the Pressure Pumping segment began using coated sand, which is more expensive than normal sand. Our freight costs have also increased as a result of increased fuel costs, which increased the cost of shipping our frac sand.

        Fuel costs for our Pressure Pumping segment increased approximately $2.7 million for the second quarter of 2008, compared to the same period in 2007. The increase in fuel costs was driven primarily by the rise in the per-gallon cost of gasoline and diesel; our unit costs on fuel have increased approximately 54% since the end of the second quarter of 2007. Also contributing to the increase in fuel costs were the higher activity levels of the Pressure Pumping segment during the second quarter of 2008.

        Repairs and maintenance increased approximately $1.6 million for the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Our repairs and maintenance costs have increased due to the higher activity of the Pressure Pumping segment and higher prices from our vendors.

        Employee compensation costs increased approximately $1.4 million during the second quarter of 2008 compared to the same period in 2007. The increase in employee compensation was driven by higher headcount as we added several frac crews in order to support the expansion of our pressure pumping operations in the Barnett Shale and higher wage rates in order to retain quality employees.

  Fishing and Rental Segment

        Revenues for our fishing and rental operations increased $5.7 million, or 23.3%, for the second quarter of 2008 compared to the same period in 2007. The acquisition of Hydra-Walk during the second quarter of 2008 contributed approximately $1.1 million to this increase. Excluding the acquisition, revenues for our fishing and rental segment increased approximately $4.6 million during the second quarter of 2008 compared to the same period in 2007. The increase in revenues was attributable to this segment having greater reverse unit revenues and offshore fishing jobs than in 2007, which have higher pricing than other types of jobs performed by this segment.

        Direct costs for our Fishing and Rental segment increased $4.5 million, or 33.4%, to $18.0 million for the second quarter of 2008 compared to $13.5 million for the second quarter of 2007. Excluding depreciation expense, direct costs for the Fishing and Rental segment were 59.9% of revenue during the second quarter of 2008 and 55.4% of revenue during the same period in 2007. Increased direct costs for this segment are attributable to (in millions):

Change from Three Months Ended June 30, 2007
Employee compensation	$2.1
Supplies, equipment and maintenance	1.3
Fuel	0.5
Direct costs of acquisitions	0.4
Other direct expenses	0.2

Total change	$4.5

        Employee compensation costs for our Fishing and Rental segment, which include salaries, bonuses, health insurance, 401(k) and related payroll taxes, increased approximately $2.1 million for the second quarter of 2008 compared to the same period in the prior year. The increase in employee compensation is primarily due to an increase in direct headcount of almost 26%, as this segment added fishing tool supervisors and reverse unit operators in order to support the increased activity in the segment.

        Supplies, equipment and maintenance costs for this segment increased approximately $1.3 million for the three months ended June 30, 2008 compared to the same period in 2007. Increases in repairs and maintenance were driven primarily by the increased activity levels of this segment and price increases from third parties that we use for repairs and maintenance. Also contributing to the increase are a larger number of subrentals, the costs of which are passed along to our customers through our billings.

        Fuel costs for our Fishing and Rental segment increased approximately $0.5 million during the second quarter of 2008 compared to the same period in 2007. Since the end of the second quarter of 2007, our per-gallon cost of gasoline and diesel has increased approximately 54%.

        Direct costs attributable to the operations of Hydra-Walk, which was acquired and integrated into the Fishing and Rental segment, were approximately $0.4 million for the second quarter of 2008. These costs were primarily related to employee compensation.

  Six Months Ended June 30, 2008 and 2007

        The following table shows operating results for each of our segments for the six month periods ended June 30, 2008 and 2007, respectively:

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands, except percentages)
Well Servicing segment
Revenues	$728,837	$619,985	$108,852
Direct expenses, excluding depreciation	453,385	352,832	100,553
Direct costs as a percentage of revenue	62.2%	56.9%	5.3%
Pressure Pumping segment
Revenues	$173,804	$151,366	$22,438
Direct expenses, excluding depreciation	116,616	93,943	22,673
Direct costs as a percentage of revenue	67.1%	62.1%	5.0%
Fishing and Rental segment
Revenues	$55,761	$48,079	$7,682
Direct expenses, excluding depreciation	34,128	26,960	7,168
Direct costs as a percentage of revenue	61.2%	56.1%	5.1%

  Well Servicing Segment

        Revenues for our Well Servicing segment increased $108.9 million, or 17.6%, to $728.8 million for the six months ended June 30, 2008 compared to $620.0 million for the six months ended June 30, 2007. Businesses acquired during the third and fourth quarters of 2007 and the second quarter of 2008 contributed approximately $98.0 million to the increase in our Well Servicing segment revenues for the first half of 2008. Other increases in well servicing revenues were attributable to the expansion of our cased-hole electric wireline business, whose revenues increased approximately $8.3 million for the first half of 2008 compared to the same period in 2007, and the expansion of our international operations in Mexico, which contributed $15.4 million of revenue during the first half of 2008. Excluding these items, well servicing revenue decreased approximately $12.8 million. This decrease was driven primarily by lower activity levels and reduced pricing in certain of our domestic well servicing markets during the first quarter of 2008 resulting from new competition and increased capacity that entered the marketplace. These declines were partially offset by higher rates and increased rig utilization for our operations in Argentina.

        Direct costs for our Well Servicing segment were $453.4 million during the six months ended June 30, 2008, which represented an increase of $100.6 million, or 28.5%, from the same period in 2007. Excluding depreciation, direct costs for our Well Servicing segment were 62.2% of revenue for the six months ended June 30, 2008 and 56.9% of revenue for the six months ended June 30, 2007. The increase in direct costs for our Well Servicing segment was attributable to (in millions):

Change from Six Months Ended June 30, 2007
Direct expenses of acquisitions	$64.5
Employee compensation	14.5
Fuel	11.7
Supplies, equipment and maintenance	7.5
Other direct expenses	2.4

Total change	$100.6

        Direct expenses associated with the well servicing businesses we acquired during the second half of 2007 and the second quarter of 2008 contributed approximately $64.5 million to the overall increase in well servicing direct expenses during the first half of 2008 compared to the first half of 2007. These expenses were comprised of employee compensation ($37.7 million), supplies, equipment and maintenance ($16.2 million), fuel ($3.2 million), self-insurance costs ($4.2 million) and other direct expenses ($3.2 million).

        Excluding acquisitions, direct Well Servicing segment employee compensation increased approximately $14.5 million during the first half of 2008 compared to the same period in 2007. The labor market for our employees continues to be extremely tight, and we have implemented wage rate increases in order to retain a quality workforce and prevent our competitors from hiring away our workers.

        Fuel costs for the Well Servicing segment increased $11.7 million, or 44.3%, for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Our fuel usage has increased over the first half of 2007 in certain of our core well servicing markets, but the primary driver in the increase is the higher price of gasoline and diesel; since the end of the second quarter of 2007 our per-gallon price for fuel has increased approximately 54%.

        Expenses related to supplies, equipment and maintenance for our Well Servicing segment increased $7.5 million during the first half of 2008 compared to the same period in 2007. The increase in these costs is due to higher prices from our vendors and greater repairs and maintenance being performed on our well servicing equipment, as well as higher costs for the chemicals we use in our well servicing operations ($3.2 million) and higher freight costs ($1.5 million), as well as other miscellaneous items ($2.8 million).

  Pressure Pumping Segment

        Revenues for our Pressure Pumping segment increased $22.4 million, or 14.8%, to $173.8 million for the six months ended June 30, 2008 compared to $151.4 million for the six months ended June 30, 2007. Increased revenue in our Pressure Pumping segment is primarily attributable to the addition of several frac crews to serve our customer base in the Barnett Shale region, partially offset by declines in cementing operations and pricing pressure due to increased competition.

        Direct costs for our Pressure Pumping segment were $116.6 million during the six months ended June 30, 2008, which represented an increase of $22.7 million, or 24.1%, from the same period in 2007. Excluding depreciation expense, direct costs for the Pressure Pumping segment were 67.1% of revenue for the first half of 2008 compared to 62.1% for the first half of 2007. The increase in direct costs for our Pressure Pumping segment was attributable to (in millions):

Change from Six Months Ended June 30, 2007
Sand, chemicals and freight	$14.3
Fuel	4.4
Employee compensation	2.3
Other direct expenses	1.7

Total change	$22.7

        Costs for frac sand, chemicals and freight increased approximately $14.3 million for the first half of 2008 compared to the first half of 2007. The increase in sand costs was attributable to higher commodity prices, the change to the use of coated sand, which is more expensive than normal sand, and increased volumes purchased to support the expansion of our pressure pumping operations in the Barnett Shale and other formations. Freight costs increased due to higher volumes of sand being transported and increased pricing from our freight vendors.

        Fuel costs for the Pressure Pumping segment increased approximately $4.4 million during the first half of 2008 compared to the first half of 2007. The increase in fuel costs is due directly to the increase in activity by this segment and the rise in the per-gallon cost of fuel, which has increased approximately 54% from the end of the second quarter of 2007.

        Employee compensation costs for the Pressure Pumping segment increased approximately $2.3 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in employee compensation is attributable to the addition of several frac crews to serve our customer base in the Barnett Shale and other regions, as well as higher wage rates to our employees in order to retain a quality workforce.

  Fishing and Rental Segment

        Revenues for our fishing and rental operations increased $7.7 million, or 16.0%, for the first half of 2008 compared to the same period in 2007. The acquisition of Hydra-Walk in the second quarter of 2008 contributed approximately $1.1 million to the increase in fishing and rental revenues during the first half of 2008 compared to the same period in 2007. Excluding the acquisition, fishing and rental revenues increased approximately $6.6 million. Poor weather in January and February of 2007 hampered the operations of our Fishing and Rental segment during the first quarter of 2007, and this segment's operations saw a significant increase in activity during the first quarter of 2008 that corresponded to the overall increase in activity in the sector. Additionally, during the second quarter of 2008 the product mix for our Fishing and Rental segment changed, seeing them perform more reverse unit work and offshore fishing jobs, which have higher pricing than other types of jobs performed by this segment.

        Direct costs for our Fishing and Rental segment increased $7.2 million, or 26.6%, to $34.1 million for the first half of 2008 compared to $27.0 million for the first half of 2007. Excluding depreciation, direct costs were 61.2% of revenue for the six months ended June 30, 2008 and 56.1% of revenue for the six months ended June 30, 2007. Increased direct costs for this segment are attributable to (in millions):

Change from Six Months Ended June 30, 2007
Employee compensation	$2.7
Equipment and supplies	1.5
Repairs and maintenance	1.1
Fuel	0.9
Direct costs of acquisitions	0.4
Other direct expenses	0.6

Total change	$7.2

        Employee compensation costs for the Fishing and Rental segment have increased approximately $2.7 million over the first half of 2007. Increases in employee compensation are primarily attributable to an increase in headcount as the Fishing and Rental segment has added workers in order to support their increased activities, and higher wage rates and bonuses in order to retain quality personnel.

        Equipment and supply costs increased approximately $1.5 million during the six months ended June 30, 2008 compared to the same period in 2007. The increase in these costs is primarily associated with subrentals, and these costs are passed along to our customers in our revenues.

        Repairs and maintenance costs for the Fishing and Rental segment increased approximately $1.1 million for the first half of 2008 compared to the first half of 2007. The increase in repairs and maintenance is directly attributable to higher costs from our vendors for these services, as well as a higher level of repairs and maintenance to support the segment's expanded offshore operations.

        Fuel costs for the Fishing and Rental segment increased approximately $0.9 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in fuel costs is attributable to increased usage in order to support our operations, and an increase in per-gallon prices, which have risen approximately 54% since the end of the second quarter of 2007.

        The acquisition of Hydra-Walk in the second quarter of 2008 contributed approximately $0.4 million to the increase in the direct costs of the Fishing and Rental segment. These costs were comprised primarily of employee compensation expenses.

Liquidity and Capital Resources

Historical Cash Flows

        The following table summarizes our cash flows for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$162,084	$148,640
Cash paid for capital expenditures	(71,371)	(118,845)
Cash paid for short-term investments	—	(85,147)
Proceeds from sale of short-term investments	268	31,900
Acquisitions, net of cash acquired	(61,619)	—
Other investing activities, net	1,426	2,826
Repayments of long-term debt and capital leases	(5,936)	(5,357)
Borrowings under revolving credit facility	85,000	—
Payments under revolving credit facility	(35,000)	(2,000)
Cash paid to repurchase common stock	(95,879)	—
Other financing activities, net	7,353	—
Effect of changes in exchange rates on cash	630	(305)

Net decrease in cash and cash equivalents	$(13,044)	$(28,288)

Sources of Liquidity

        Our sources of liquidity include our current cash and cash equivalents, availability under our Senior Secured Credit Facility, and internally generated cash flows from operations. During the fourth quarter of 2007, we refinanced our indebtedness. We issued $425.0 million of 8.375% Senior Notes (the "Notes") and used the proceeds from that issuance to retire our then-existing senior credit facility. The Notes have a coupon of 8.375%, do not require prepayments, and mature in 2014. We also entered into our current Senior Secured Credit Facility during the fourth quarter of 2007. The Senior Secured Credit Facility consists of a revolving credit facility, a letter of credit sub-facility and a swing line facility up to an aggregate principal amount of $400.0 million, all of which mature no later than 2012.

        During the second quarter of 2008, we borrowed approximately $85.0 million under the revolving credit facility to finance our acquisition of Western and for general corporate purposes. We subsequently paid down approximately $35.0 million on the balance of the revolving credit facility with cash generated by our operations. As of June 30, 2008, $100.0 million of borrowings were outstanding under the revolving credit facility and $61.5 million of letters of credit issued under the letter of credit sub-facility were outstanding, which reduces the total borrowing capacity under the Senior Secured Credit Facility. In July 2008 we borrowed $35.0 million under the revolving credit facility in order to finance our acquisition of the U.S. domiciled assets of Leader. As of July 31, 2008, we had $61.3 million of letters of credit issued under the letter of credit sub-facility and $203.7 million of available borrowing capacity under the Senior Secured Credit Facility.

        We believe that our liquidity position is strong. As of July 31, 2008, we had approximately $605.4 million of total long-term debt and capital leases, including notes payable to affiliates, and we believe that this amount is acceptable given our recent financial performance and our belief that industry activity levels for the remainder of 2008 should remain stable.

Share Repurchase Plan

        In October 2007, our Board of Directors authorized a share repurchase program of up to $300.0 million which is effective through March 31, 2009. From the inception of the program in November 2007 through July 31, 2008, we have repurchased approximately 10.1 million shares of our common stock through open market transactions for an aggregate price of approximately $137.5 million. Share repurchases during the second quarter of 2008 were approximately 1.8 million shares for an aggregate price of approximately $27.0 million. Share repurchases during the six months ended June 30, 2008 were approximately 7.0 million shares for an aggregate price of approximately $92.3 million. Our repurchase program, as well as the amount and timing of future repurchases, is subject to market conditions, our financial condition, and our liquidity. Our Senior Secured Credit Facility permits us to make stock repurchases in excess of $200.0 million only if our consolidated debt to capitalization ratio (as defined) is below 50%; as of June 30, 2008, that ratio was below 50%.

Future Cash Requirements

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

        There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2007 Annual Report on Form 10-K. More detailed information concerning market risk can be found in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our 2007 Annual Report on Form 10-K dated as of, and filed with the SEC on, February 29, 2008.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

        As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and discussed below, management concluded that, as of June 30, 2008, the Company's disclosure controls and procedures remained not effective.

Internal Control Over Financial Reporting

        In October 2006, we filed our 2003 Financial and Informational Report on Form 8-K/A that included an audited consolidated balance sheet that presented our financial condition as of December 31, 2003 in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"). We did not present other consolidated financial statements in accordance with GAAP as we were unable to identify with sufficient certainty the period(s) in 2003 or before in which to record certain write-offs and write-downs that were identified in our restatement process. Investors should refer to the 2003 Financial and Information Report for a full description of our restatement and financial reporting process through the date of that report. In the third quarter of 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Report"). Concurrently with that filing, we filed our Quarterly Reports on Form 10-Q for the years 2005 and 2006. In September 2007 we filed our Quarterly Reports on Form 10-Q for the first and second quarters of 2007, and, in November 2007, we filed our Quarterly Report on Form 10-Q for the third quarter of 2007. Our Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Report") was filed timely in February 2008, and our Quarterly Report on Form 10-Q for the first quarter of 2008 was filed timely in May 2008.

        In our 2003 Financial and Informational Report, we described numerous material weaknesses in internal control over financial reporting that we identified during the restatement and financial reporting process. In our 2006 Report, we reported that nine of the material weaknesses that we had previously identified remained as of December 31, 2006, and in our 2007 Report, we reported that some of these material weaknesses had been remediated and that seven existed at December 31, 2007.

        The material weaknesses identified in our internal control environment over financial reporting that existed at December 31, 2007, and the status of our remediation efforts through June 30, 2008, are described below:

         Financial Close and Reporting.    In response to the material weaknesses in the financial close and reporting process disclosed in the 2006 Report, we instituted substantial changes to our internal control structure in these areas during 2007. These changes included adding additional personnel, adding analytical procedures and reviews, refining the methodologies for the preparation of our financial statements, adding reconciliations of our accounts and reconciliations between our general ledger and subledger systems, as well as increasing the availability of evidence for those controls operating. However, as a result of our delayed reporting in 2007 and the devotion of resources to completing our required 2006 and 2007 filings, many of these improvements were not in place and evidenced as operating effectively until the financial close and reporting activities for the fourth quarter of 2007. Due to the timing of these improvements, sufficient instances of these controls in operation had not occurred for the controls to be assessed as effective at December 31, 2007. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008; we anticipate that this evaluation process will be largely completed in the fourth quarter of 2008. As a result, we cannot conclude that this material weakness had been remediated. Management believes that the remedial controls put in place in 2007, which continue in operation through the second quarter of 2008, will be sufficient to remediate the previously identified material weaknesses in the financial close and reporting process.

         Authorizations of Expenditures.    In our 2006 Report, we determined that at December 31, 2006 multiple control deficiencies existed regarding our ability to appropriately ensure and evidence that expenditures, covering substantially all aspects of spending, were approved by the appropriate level of management in accordance with our established policies and, as a result, we identified this as a material weakness. During 2007, changes were made that included the establishment of approval authorities and automated controls in our procurement system. Notwithstanding these changes, certain deficiencies remained at December 31, 2007. The remaining deficiencies resulting in a material weakness at December 31, 2007, were our inability to ensure and evidence that (i) timely approvals occurred for expenditures made through our procurement system or (ii) that expenditures not made through our procurement system were appropriately approved in accordance with our policies. In addition to the changes previously discussed, we also instituted compensating controls in 2007, such as analytical procedures; however, these compensating controls were not all in place and evidenced as operating effectively until the financial close and reporting for the fourth quarter of 2007. We have begun, but have not yet completed, our process for evaluating the operating effectiveness of these controls for 2008. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008; as a result, we cannot conclude that this deficiency has been remediated. Management believes that the remedial controls put in place in 2007, which continue in operation through the second quarter of 2008, will be sufficient to remediate previously identified material weaknesses related to authorizations of expenditures.

        In addition to these changes, in the second quarter of 2008 we implemented an automated and paperless invoicing and approval process. Because the automated approvals and payments process eliminates manual approvals, we believe this process provides increased controls for authorization of expenditures.

         Recording of Revenues.    Due to the fact that our revenue process is heavily dependent upon manual reviews and approvals of credit terms, amounts to be billed and recorded, and adjustments for bad debts, we determined that a material weakness existed at December 31, 2006 regarding the recording of revenues in our 2006 Report. At December 31, 2007, we determined that a material weakness still existed in our revenue process because sufficient evidence of manual approvals at the field level necessary to evidence the recognition of revenues could not be adequately substantiated. During 2007, we instituted compensating controls such as more detailed analytical reviews of accrued revenues, analysis of aged receivables and account reconciliations of our revenue systems to our general ledger. Sufficient instances of these compensating controls in operation had not occurred for these compensating controls to be assessed as effective at December 31, 2007. We have begun, but have not yet completed, our process for evaluating the operating effectiveness of these controls for 2008; we anticipate that this evaluation process will be largely completed in the fourth quarter of 2008. As a result, we cannot conclude that this deficiency has been remediated. Management believes that the compensating controls put in place in 2007, which continue in operation through the second quarter of 2008, are sufficient to compensate for the identified deficiencies in approvals and that with the passage of sufficient close and reporting cycles to evidence operation of these controls, the material weakness related to recording of revenues will be remediated.

         Property, Plant & Equipment ("PP&E").    In our 2006 Report, we determined that a material weakness existed at December 31, 2006 regarding the recording of PP&E. In 2007, substantial changes were made to our processes and controls related to the accounting for PP&E; however, for two areas of our accounting for PP&E—the timing of assets being placed in service and the timing of recognition of gains and losses and approval for asset dispositions—we believe that a material weakness remains. Due to the design and utilization of our procurement system and practices, certain final costs for an asset may not be captured in a timely manner. As a result of this, the asset may be physically placed in service prior to all cost information being received. This delay in accumulating necessary cost information may delay the beginning of depreciation expense. Additionally, while we have implemented controls, including counts and observations, to ensure that information regarding asset dispositions is captured and recorded, obtaining evidence of appropriate approval for the disposition as well as the timing of the receipt of that information may result in delays in the recording of the disposition, which could potentially cross reporting periods.

        In the second quarter of 2008, we implemented enhancements to our control process to evaluate the status of assets recorded as work in process to ensure that the associated depreciation expense is correct in all material respects. We also implemented enhancements to our disposal process to ensure that the associated gains and losses are reflected in the appropriate periods. We believe that these changes will be sufficient to remediate the previously identified material weakness with respect to PP&E. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008 and we anticipate that this process will be largely completed in the fourth quarter of 2008. As a result, we cannot conclude that this deficiency has been remediated.

         User Developed Applications.    In the course of preparing our consolidated financial statements, numerous spreadsheets and database programs ("User Developed Applications") are employed. The User Developed Applications are utilized by us in calculating estimates, reconciling payroll hours, tracking inventory costs and making cost allocations, among other things. At December 31, 2006, we identified a material weakness as most User Developed Applications were not secured as to access, logical security, changes or data integrity. To mitigate the associated risk for situations where the above controls could not be implemented, compensating controls were put in place; however, for many of these compensating controls, sufficient instances had not occurred for these controls to be assessed as effective at December 31, 2007. In 2007, management began an effort to identify all of its User Developed Applications and remediate the weakness that had been identified through controls in the User Developed Applications themselves or compensating controls. These efforts, along with elimination of certain User Developed Applications from some of our critical processes, continue into 2008.

        Management believes that the controls and compensating controls put in place in 2007 and continuing into 2008 will be sufficient to remediate these deficiencies. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008. As a result, we cannot conclude that this deficiency has been remediated. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008.

         Application Access and Segregation of Duties.    In our 2006 Report, we determined that material weaknesses existed at December 31, 2006 in four aspects of information technology general controls over security and segregation of duties of our primary financial systems. These include security administration procedures, administrator access privileges, database and file access, and password controls. The weaknesses in these information technology general control areas were further evidenced by, or related to, deficiencies in our various access controls at the financial system level, causing inappropriate access and lack of appropriate segregation of duties in some of our significant processes. In 2007 we implemented management reports for business owner review as well as administrative controls and procedures. Additionally, in late 2007 we put compensating controls in place, such as analytical reviews. These controls were not fully effective in remediating the identified weakness.

        In the second quarter of 2008, management implemented changes to its business owner review of access and segregation of duties across the systems we utilize and believes that these changes will enhance the controls associated with systems access and segregation of duties. In addition to these changes, management believes the compensating controls put in place will be sufficient to compensate for the identified deficiencies in access and segregation of duties. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008. As a result, we cannot conclude that this deficiency has been remediated. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008.

         Payroll.    We determined that at December 31, 2007, a material weakness in our system of internal controls existed related to certain control activities associated with our payroll process. The weaknesses identified related to lack of appropriate training and competency of certain personnel involved in the process, lack of appropriate documentation concerning hours worked or pay rate changes, and deficiencies in reconciliations related to payroll information. These deficiencies had been previously identified in our 2006 Report as part of Account Reconciliations and Authorization for Expenditures.

        In 2007, we continued our process to improve our data quality and controls surrounding our payroll process, beginning with system enhancements and organizational changes. In late 2007, we initiated another phase of this process, which encompasses changes to payroll practices, further organizational changes and the replacement of our current payroll system. These changes continued into 2008, and in the second quarter, we made further organizational changes, including adding personnel to the payroll group. Due to the nature and functionality of our current payroll system, our cutover to a new payroll system has been delayed until the first quarter of 2009. We believe that these changes and compensating controls put in place in 2007 will further strengthen our control structure and increase our efficiency as well as transparency into payroll related data, will remediate this material weakness with respect to payroll. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008. As a result, we cannot conclude that this deficiency has been remediated. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008.

        Management is committed to achieving effective internal control over financial reporting. While our remediation efforts continue, we will rely on additional substantive procedures and other measures, as needed, to provide assurances that the financial statements presented are prepared in accordance with GAAP. We do not believe that our remediation efforts have resulted in additional material costs in the first two quarters of 2008 or should result in additional material costs in the remainder of 2008.

Changes in Internal Control over Financial Reporting

        Except for those described above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

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

        On September 7, 2007, we reached agreements in principle to settle all pending securities class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants, of which Key will be required to pay approximately $1.1 million. We received final approval of the settlement of the shareholder and class action claims on March 6, 2008, and preliminary court approval on the derivative action on April 18, 2008. A hearing for final approval on the derivative settlement was held on August 1, 2008. No objections were made by any party during the hearing. The Company anticipates that the final order dismissing the derivative actions will be signed in the third quarter. Following dismissal, all of the litigation in the shareholder and derivative matters will be concluded, and if there are no actions taken to reconsider the order that has been signed by the court, the court-approved administrator in these matters will begin distribution of payments to eligible class members according to the terms of the settlement. We anticipate this will also be completed in the third quarter of 2008.

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

Item 1A.    Risk Factors.

        There have been no material changes in our risk factors from those disclosed in our 2007 Annual Report on Form 10-K dated as of, and filed with the SEC on, February 29, 2008. For a discussion of our risk factors, see Item 1A. "Risk Factors" in our 2007 Annual Report on Form 10-K.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

         Stock Repurchases.    During the second quarter of 2008, the Company repurchased approximately 1.8 million shares of its common stock. The repurchases were made pursuant to the Company's $300.0 million share repurchase program, which the Company announced in October 2007. The program expires March 31, 2009. Set forth below is a summary of the share repurchases during the three months ended June 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased		Weighted Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2008 to April 30, 2008	1,010,000		$14.34		1,010,000	$188,058,495
May 1, 2008 to May 31, 2008	614,290		$15.17		614,290	$178,719,406
June 1, 2008 to June 30, 2008	214,578	(1)	$17.79	(2)	180,000	$175,543,168

Total	1,838,868		$15.02		1,804,290

(1)
Includes 34,578 shares repurchased to satisfy tax withholding obligations of certain executive officers upon vesting of restricted stock.

(2)
The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price on June 23, 2008, as quoted on the NYSE.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        At our 2008 Annual Meeting of Shareholders held on June 5, 2008, holders of 109,691,808 shares were present in person or by proxy, constituting 86.12% of the outstanding shares of common stock as of the record date for the annual meeting. The matters voted upon at the annual meeting were:

         Election of four Class II Directors.    The shareholders elected four Class II Directors to serve for a three year term, expiring in 2011:

	Votes cast in favor:	Votes withheld:
David J. Breazzano	100,132,466	9,559,342
William D. Fertig	105,795,911	3,895,897
Robert K. Reeves	105,797,087	3,894,721
J. Robinson West	99,588,177	10,103,631

Four Class I Directors, Lynn R. Coleman, Kevin P. Collins, W. Phillip Marcum and William F. Owens, continued in office with terms expiring in 2010. Three Class III Directors, Richard J. Alario, Ralph S. Michael, III and Arlene M. Yocum, continued in office with terms expiring in 2009.

         Ratification of Independent Registered Public Accounting Firm.    The shareholders ratified the selection of Grant Thornton LLP as the Company's independent registered public accounting firm for the current fiscal year:

Ratification of Independent Registered Public Accounting Firm
Votes cast in favor	108,887,748
Votes cast against	48,840
Votes abstaining	755,217
Broker non-votes	0

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

3.1	Articles of Restatement of the Company. (Incorporated by Reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8038.)
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
3.5
Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by Reference to Exhibit 3.1 of the Company's Form 8-K filed on April 9, 2008, File No. 1-8038.)
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
4.5

First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8038.)
10.1
Purchase Agreement dated April 3, 2008 among Key Energy Services, LLC, Western Drilling Holdings, Inc., and Fred S. Holmes and Barbara J. Holmes. (Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K filed on April 9, 2008, File No. 1-8038.)
10.2
Stock Purchase Agreement dated May 30, 2008, by and among Key Energy Services, LLC, and E. Kent Tolman, Nita Tolman, Ronald D. Jones and Melinda Jones. (Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K filed on June 5, 2008, File No. 1-8038.)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)
By:	/s/ RICHARD J. ALARIO Richard J. Alario President and Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2008

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
3.5
Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by Reference to Exhibit 3.1 of the Company's Form 8-K filed on April 9, 2008, File No. 1-8038.)
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
4.5
First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8038.)
10.1
Purchase Agreement dated April 3, 2008 among Key Energy Services, LLC, Western Drilling Holdings, Inc., and Fred S. Holmes and Barbara J. Holmes. (Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K filed on April 9, 2008, File No. 1-8038.)
10.2
Stock Purchase Agreement dated May 30, 2008, by and among Key Energy Services, LLC, and E. Kent Tolman, Nita Tolman, Ronald D. Jones and Melinda Jones. (Incorporated by Reference to Exhibit 10.1 of the Company's Form 8-K filed on June 5, 2008, File No. 1-8038.)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
Condensed Consolidated Statements of Comprehensive Income
Condensed Consolidated Statements of Cash Flows
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures about Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings.
  Item 1A. Risk Factors.
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
  Item 3. Defaults Upon Senior Securities.
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 5. Other Information.
  Item 6. Exhibits.
SIGNATURE
EXHIBITS INDEX