Form 10-Q
period 2008-09-30
KEY ENERGY SERVICES INC
filed 2008-11-07
CIK 318996

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

Yes ☐            No ☒

        As of October 31, 2008, the number of outstanding shares of common stock of the registrant was 121,841,252.

 KEY ENERGY SERVICES, INC.

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

FORWARD-LOOKING STATEMENTS

        In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These "forward-looking statements" are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its subsidiaries, our industry and management's beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as "may," "will," "predicts," "projects," "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. Actual performance or results may differ materially and adversely.

        We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

 PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,211	$58,503
Short-term investments	—	276
Accounts receivable, net of allowance for doubtful accounts of $12,289 and $13,501 at September 30, 2008 and December 31, 2007, respectively	427,749	343,408
Inventories	32,259	22,849
Prepaid expenses	8,879	12,997
Deferred tax assets	28,309	27,676
Income taxes receivable	1,074	15,796
Other current assets	7,536	6,360

Total current assets	577,017	487,865

Property and equipment, gross	1,783,678	1,595,225
Accumulated depreciation	(777,930)	(684,017)

Property and equipment, net	1,005,748	911,208

Goodwill	390,350	378,550
Other intangible assets, net	48,289	45,894
Deferred financing costs, net	10,946	12,117
Notes and accounts receivable—related parties	183	173
Investment in IROC Energy Services Corp.	11,452	11,217
Other assets	9,260	12,053

TOTAL ASSETS	$2,053,245	$1,859,077

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,332	$35,159
Accrued liabilities	199,471	183,364
Accrued interest	14,782	3,895
Current portion of capital lease obligations	9,137	10,701
Current portion of notes payable—related parties, net of discount	1,785	1,678
Current portion of long-term debt	1,836	—

Total current liabilities	263,343	234,797

Capital lease obligations, less current portion	13,814	16,114
Notes payable—related parties, less current portion	20,500	20,500
Long-term debt	596,836	475,000
Workers' compensation, vehicular, health and other insurance claims	44,524	43,818
Deferred tax liabilities	180,316	160,068
Other non-current accrued liabilities	19,934	19,531
Minority interest	—	251
Commiments and contingencies
Stockholders' equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 123,519,133 and 131,142,905 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	12,352	13,114
Additional paid-in capital	602,947	704,644
Accumulated other comprehensive loss	(37,500)	(37,981)
Retained earnings	336,179	209,221

Total stockholders' equity	913,978	888,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,053,245	$1,859,077

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES:
Well servicing	$409,743	$311,304	$1,138,580	$931,289
Pressure pumping	93,375	77,112	267,179	228,478
Fishing and rental	32,502	25,551	88,263	73,629

Total revenues	535,620	413,967	1,494,022	1,233,396

COSTS AND EXPENSES:
Well servicing	255,631	193,151	709,016	545,983
Pressure pumping	68,270	49,357	184,886	143,299
Fishing and rental	18,294	14,974	52,422	41,934
Depreciation and amortization	42,676	31,185	124,923	91,483
General and administrative	62,477	56,569	188,458	164,787
Interest expense, net of amounts capitalized	10,475	7,914	30,594	26,231
(Gain) loss on sale of assets, net	(1,683)	2,398	(2,309)	1,945
Interest income	(213)	(1,851)	(903)	(5,589)
Other expense, net	2,152	438	1,240	326

Total costs and expenses, net	458,079	354,135	1,288,327	1,010,399

Income before income taxes and minority interest	77,541	59,832	205,695	222,997
Income tax expense	(29,079)	(23,936)	(78,982)	(86,775)
Minority interest	—	—	245	—

NET INCOME	$48,462	$35,896	$126,958	$136,222

EARNINGS PER SHARE:
Basic	$0.39	$0.27	$1.01	$1.03
Diluted	$0.39	$0.27	$1.00	$1.02
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	123,518	131,738	125,304	131,665
Diluted	125,377	133,808	127,062	133,955

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NET INCOME	$48,462	$35,896	$126,958	$136,222
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation (loss) gain, net of tax of $0, $0, $0, and $0, respectively	(1,739)	(921)	489	(920)
Net deferred loss from cash flow hedges, net of tax of $0, $274, $0, and $234, respectively	—	(510)	—	(435)
Deferred (loss) gain from available for sale investments, net of tax of $0, $(8), $0, and $104, respectively	(8)	16	(8)	(189)

COMPREHENSIVE INCOME, NET OF TAX	$46,715	$34,481	$127,439	$134,678

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,958	$136,222
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(245)	—
Depreciation and amortization	124,923	91,483
Accretion of asset retirement obligations	456	389
Income from equity method investment in IROC Energy Services Corp.	(73)	(270)
Amortization of deferred financing costs and discount	1,592	1,329
Deferred income tax expense	19,787	10,041
Capitalized interest	(4,841)	(3,543)
(Gain) loss on sale of assets, net	(2,309)	1,945
Share-based compensation	11,024	7,035
Excess tax benefits from share-based compensation	(1,695)	—
Changes in working capital:
Accounts receivable, net	(76,992)	(23,611)
Other current assets	(3,861)	(17,780)
Accounts payable, accrued interest and accrued expenses	47,281	(14,507)
Share-based compensation liability awards	(516)	2,041
Other assets and liabilities	(651)	(551)

Net cash provided by operating activities	240,838	190,223

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures—Well Servicing	(91,352)	(100,904)
Capital expenditures—Pressure Pumping	(24,379)	(44,969)
Capital expenditures—Fishing and Rental	(10,647)	(16,364)
Capital expenditures—Other	(3,835)	(5,586)
Proceeds from sale of fixed assets	5,614	3,284
Acquisitions, net of cash acquired of $2,017 and $628 for the nine months ended September 30, 2008 and 2007, respectively	(63,200)	(5,982)
Acquisition of Leader fixed assets	(34,448)	—
Acquisition of intangible asset	(1,086)	—
Cash paid for short-term investments	—	(98,446)
Proceeds received from sale of short-term investments	268	50,035

Net cash used in investing activities	(223,065)	(218,932)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	155,000	—
Repayments of long-term debt	(35,000)	(4,463)
Repayments of capital lease obligations	(8,645)	(8,335)
Repayments on line of credit facility	—	(447)
Repurchases of common stock	(124,815)	(702)
Proceeds from exercise of stock options	6,688	—
Proceeds paid for debt issuance costs	(314)	—
Excess tax benefits from share-based compensation	1,695	—

Net cash used in financing activities	(5,391)	(13,947)

Effect of exchange rates on cash	326	17

Net increase (decrease) in cash and cash equivalents	12,708	(42,639)

Cash and cash equivalents, beginning of period	58,503	88,375

Cash and cash equivalents, end of period	$71,211	$45,736

See the accompanying notes which are an integral part of these unaudited condensed consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

1. GENERAL

        Key Energy Services, Inc., and its wholly-owned and controlled subsidiaries (collectively, the "Company," "we," "us," "its," and "our") provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, drilling, oilfield transportation services, pressure pumping services, fishing and rental services and ancillary oilfield services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina and Mexico. We also have a technology development company based in Canada.

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

        Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. These reclassifications relate to the cash flow presentation of certain of our share-based payment arrangements that are accounted for as liabilities. In prior periods, these amounts were included in the caption titled "Stock-Based Compensation," a component of cash flows from operating activities. These amounts are now presented in a caption titled "Share-based compensation liability awards," which is also classified as a cash flow from operating activities. Total cash provided by operating activities remains unchanged from previously reported amounts.

        The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results expected for the full year or any other interim period due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.

2. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

        The preparation of these consolidated financial statements requires us to develop estimates and to make assumptions that affect our financial position, results of operations and cash flows. These estimates also impact the nature and extent of our disclosure, if any, of our commitments and contingencies. Among other things, we use estimates to (i) analyze assets for possible impairment, (ii) determine depreciable lives for our assets, (iii) assess future tax exposure and realization of deferred tax assets, (iv) determine amounts to accrue for contingencies, (v) value tangible and intangible assets and (vi) assess workers' compensation, vehicular liability, self-insured risk accruals and

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES (Continued)

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

3. NEW ACCOUNTING STANDARDS

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from current practice resulting from SFAS 141(R) include the expansion of the definitions of a "business" and a "business combination." For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141(R) may have an impact on our consolidated financial statements. The

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

3. NEW ACCOUNTING STANDARDS (Continued)

nature and magnitude of the specific impact will depend upon the nature, terms, and size of the acquisitions consummated after the effective date.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of this statement.

        In February 2008, the FASB issued FASB Staff Position FAS 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), to partially defer FASB Statement No. 157, "Fair Value Measurements" ("SFAS 157"). FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of SFAS 157 as it relates to nonfinancial assets and liabilities.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. Earlier adoption is not permitted. The Company currently has no financial instruments that qualify as derivatives, and we do not expect that the adoption of this standard will have a material impact on the Company's financial position, results of operations and cash flows.

        In April 2008, the FASB issued FASB Staff Position SFAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP 142-3 will have on our consolidated financial statements.

        In October 2008, the FASB issued FASB Staff Position SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP 157-3"). FSP 157-3 clarified the application of SFAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

3. NEW ACCOUNTING STANDARDS (Continued)

determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

4. ACQUISITIONS

        From time to time, the Company acquires businesses or assets that are consistent with its long-term growth strategy. Results of operations for acquisitions are included in the Company's financial statements beginning from the date of acquisition. The purchase price allocations related to acquisitions made during the fourth quarter of 2007 and the nine months ended September 30, 2008 are based on preliminary information and are subject to change when final fair value determinations are made for the assets acquired and liabilities assumed. Acquisitions are accounted for using the purchase method of accounting and the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded as soon as practicable and within one year from the date of the acquisition.

  Tri-Energy Services, LLC

        On January 17, 2008, the Company purchased the fishing and rental assets of Tri-Energy Services, LLC ("Tri-Energy") for approximately $1.9 million in cash. These assets were integrated into our Fishing and Rental segment. The equity interests of Tri-Energy were owned by employees of the Company who joined the Company in October 2007 in connection with the acquisition of Moncla Well Service, Inc. and related entities (collectively, "Moncla"). The purchase price was allocated to the tangible and intangible assets purchased and the acquisition of the Tri-Energy assets was accounted for as an asset purchase and did not result in the establishment of goodwill.

  Western Drilling, LLC

        On April 3, 2008, the Company purchased all of the outstanding equity interests of Western Drilling, LLC ("Western"), a privately-owned company based in California that operated 22 working well service rigs, three stacked well service rigs and equipment used in the workover and rig relocation process. We acquired Western to increase our service footprint in the California market.

        The purchase price was $51.5 million in cash and was paid on April 3, 2008. The purchase price was subject to a working capital adjustment 45 days from the closing date of the acquisition and resulted in additional consideration paid of $0.1 million in May 2008. The Company also incurred direct transaction costs of approximately $0.4 million. The acquisition was funded from borrowings of $50.0 million under the Company's Senior Secured Credit Facility (see Note 8—"Long-Term Debt") and cash on hand.

        The acquisition of Western was accounted for as a business combination. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation of the purchase price was based upon preliminary valuations and estimates, and is subject to change as the valuations are finalized. The primary area of the purchase price allocation that is not yet finalized relates to pre-merger contingencies. The final valuation is expected to be completed no later than the first quarter of 2009.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed on the date of the Western acquisition (in thousands):

Cash	$687
Other current assets	6,839
Property and equipment	30,162
Goodwill	8,163
Intangible assets	9,000
Other assets	132

Total assets acquired	54,983
Current liabilities	2,979

Total liabilities assumed	2,979

Net assets acquired	$52,004

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

        The acquired identifiable intangible asset of $9.0 million is related to customer relationships and is subject to amortization under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The customer relationships will be amortized as the value of the relationships are realized using rates of 17%, 19%, 15%, 12%, 9%, 7%, 6%, 5%, 4%, 3%, 2%, and 1% for 2008 through 2019, respectively. The $8.2 million of goodwill associated with the purchase of Western has been allocated to our Well Servicing segment, and the assets and results of operations subsequent to April 3, 2008 have also been integrated into the Well Servicing segment.

  Hydra-Walk, Inc.

        On May 30, 2008, the Company purchased all of the outstanding stock of Hydra-Walk, Inc. ("Hydra-Walk") for approximately $10.3 million in cash and a performance earn-out potential of up to $2.0 million over two years from the acquisition date if certain financial and operational performance measures are met. Additionally, during the third quarter of 2008 the Company paid approximately $0.2 million in additional consideration related to a holdback amount that was withheld from the seller pending the completion of a seller closing requirement. The purchase price was also subject to a post-closing working capital adjustment of less than $0.1 million that was paid during the third quarter of 2008. The Company incurred direct transaction costs of approximately $0.1 million. The Company

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

retained approximately $1.1 million of Hydra-Walk's net working capital as a result of the transaction and did not assume any of the debt of Hydra-Walk.

        Hydra-Walk is a leading provider of pipe handling solutions for the oil and gas industry and operates over 80 automated pipe handling units in Oklahoma, Texas and Wyoming. We acquired Hydra-Walk to expand the level of integrated well servicing services we are able to provide customers. The assets and results of operations for Hydra-Walk were integrated into our Fishing and Rental segment beginning on May 31, 2008.

        The acquisition of Hydra-Walk was accounted for as a business combination and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation of the purchase price was based upon preliminary valuations and estimates, and is subject to change as valuations are finalized. The primary area of the purchase price allocation that is not yet finalized relates to pre-merger contingencies. The final valuation is expected to be completed no later than the second quarter of 2009.

        This business combination resulted in the acquisition of $3.7 million of tangible assets, $4.5 million of intangible assets and $1.6 million of goodwill. The fair values of tangible assets were determined using a market approach. The fair values of intangible assets were determined using an income approach to measure the present worth of anticipated future economic benefits. The Company also performed an economic obsolescence analysis to confirm the values identified through the aforementioned methods. The allocation is still preliminary at this time and may potentially change by a material amount once the purchase price allocation is finalized.

        The acquired identifiable intangible assets of $4.5 million relate to customer relationships, a tradename and a non-compete agreement. These intangible assets are subject to amortization under SFAS 142. The customer relationships asset of $4.0 million will be amortized as the value of the relationships are realized using rates of 19%, 24%, 17%, 13%, 9%, 6%, 4%, 3%, 3% and 2% for 2008 through 2017, respectively. The tradename asset of $0.4 million will be amortized straight-line over 10 years and the non-compete agreement asset will be amortized straight-line over 3 years.

        Goodwill of $1.6 million has been recognized as part of the purchase price allocation as the purchase price exceeded the fair value of the acquired assets and assumed liabilities. The Company believes the goodwill associated with the Hydra-Walk acquisition is related to the acquired workforce and expansion of service offerings. Therefore, it was not allocated to the acquired assets and assumed liabilities. The $1.6 million of goodwill has been allocated to our Fishing and Rental segment.

        As of September 30, 2008, the Hydra-Walk operations had met performance earn-out requirements that resulted in additional consideration of $0.3 million which has been recorded as additional goodwill.

  Leader Energy Services Ltd.

        On July 22, 2008, the Company acquired all of the United States-based assets of Leader Energy Services Ltd. ("Leader"), a Canadian company, for consideration of $34.6 million in cash, of which $1.0 million will be paid upon satisfaction of certain seller performance requirements. The acquired assets include nine coiled tubing units, seven nitrogen trucks, twelve pumping trucks and other ancillary equipment. Additionally, the Company paid approximately $0.7 million for supplies and inventory used in pressure pumping operations. The Company also incurred direct transaction costs of approximately

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

$0.1 million. The purchase price was allocated to the tangible assets acquired. The acquisition of the Leader assets was accounted for as an asset purchase and did not result in the establishment of goodwill. The Company did not identify any acquired intangible assets. The Leader assets were integrated into our Pressure Pumping segment.

  Acquisitions made during 2007

        On September 5, 2007, the Company acquired Advanced Measurements, Inc. ("AMI"), which operates in Canada and is a technology company focused on oilfield service equipment controls, data acquisition and digital information flow. The purchase price was $6.6 million in cash and $2.9 million in assumed debt and was paid in September 2007. During the nine months ended September 30, 2008, the Company refined its fair value allocation of the assets acquired and liabilities assumed by increasing its deferred tax asset balance by $0.3 million and decreasing its deferred tax liability balance by $1.0 million. These changes were offset by a corresponding net decrease to goodwill of $1.3 million. During the nine months ended September 30, 2008, but prior to the anniversary of the acquisition, the Company made additional payments to settle its working capital adjustment with the former owners of AMI and incurred additional transaction costs directly related to the business combination. These payments totaled $1.3 million and resulted in additional goodwill of $1.3 million. The purchase price allocation was completed during the third quarter of 2008 and is final.

        On October 25, 2007, the Company acquired Moncla, which operated well service rigs, barges and ancillary equipment in the southeastern United States. During the nine months ended September 30, 2008, the Company refined its fair value allocation of the assets acquired and liabilities assumed by increasing the working capital accounts (excluding deferred tax assets) by $2.2 million, decreasing the fair value of the well service assets acquired by $3.6 million, decreasing the deferred tax and other long-term asset balances by $0.4 million, increasing its long-term deferred tax liability balance by $1.2 million and incurring additional fees related to the closing of the transaction of less than $0.2 million. The company also paid additional purchase consideration of $0.8 million during the third quarter of 2008. These changes were offset with a corresponding net increase to goodwill of $4.0 million in the unaudited condensed consolidated balance sheet as of September 30, 2008. The purchase price allocation is not final and will be completed in the fourth quarter of 2008. The primary area of the purchase price allocation that is not yet final relates to tax exposures.

        On December 7, 2007, the Company acquired the well service assets and related equipment of Kings Oil Tools, Inc. ("Kings"), a California-based well service company. During the nine months ended September 30, 2008, the Company revised its fair value allocation of the assets acquired and liabilities assumed by increasing the fair value of the well service assets acquired by $1.6 million, increasing the deferred tax assets by $0.4 million, decreasing the fair value of working capital accounts by $0.1 million and incurring additional fees related to the closing of the transaction of $0.1 million. These changes were offset with a corresponding net decrease to goodwill for $1.7 million in the unaudited condensed consolidated balance sheet as of September 30, 2008. The purchase price allocation is not final and will be completed no later than the fourth quarter of 2008. The primary area of the purchase price allocation that is not yet final relates to tax exposures.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

5. SUPPLEMENTAL FINANCIAL INFORMATION

        The table below presents the comparative detailed financial information of current accrued liabilities at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(in thousands)
Current Accrued Liabilities:
Accrued payroll, taxes and employee benefits	$71,297	$55,486
Accrued operating expenditures	46,663	52,180
Income, sales, use and other taxes	38,555	35,310
Self-insurance reserve	30,332	25,208
Unsettled legal claims	3,823	6,783
Share-based compensation liability	1,530	2,458
Deferred revenue	729	976
Other	6,542	4,963

Total	$199,471	$183,364

        The table below presents the comparative detailed financial information of our other non-current accrued liabilities at September 30, 2008 and December 31, 2007:

	September 30. 2008	December 31. 2007
	(in thousands)
Non-Current Accrued Liabilities:
Asset retirement obligations	$9,639	$9,298
Environmental liabilities	3,043	3,090
Accrued rent	2,580	2,829
Accrued income taxes	2,125	2,705
Share-based compensation liability	1,697	896
Other	850	713

Total	$19,934	$19,531

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

	Well Servicing	Pressure Pumping	Fishing and Rental	Total
	(in thousands)
December 31, 2007	$311,744	$47,905	$18,901	$378,550
Goodwill acquired during the period	8,970	—	5,962	14,932
Purchase price allocation and other adjustments, net	1,526	—	(4,401)	(2,875)
Impact of foreign currency translation	(257)	—	—	(257)

September 30, 2008	$321,983	$47,905	$20,462	$390,350

        The components of our intangible assets are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Noncompete agreements:
Gross carrying value	$18,139	$18,402
Accumulated amortization	(5,557)	(2,772)

Net carrying value	$12,582	$15,630

Patents, trademarks, and tradename:
Gross carrying value	$4,462	$4,150
Accumulated amortization	(2,996)	(2,526)

Net carrying value	$1,466	$1,624

Customer relationships:
Gross carrying value	$39,225	$25,139
Accumulated amortization	(9,418)	(1,649)

Net carrying value	$29,807	$23,490

Customer backlog:
Gross carrying value	$732	$999
Accumulated amortization	(198)	(214)

Net carrying value	$534	$785

Developed technology:
Gross carrying value	$5,715	$4,762
Accumulated amortization	(1,815)	(397)

Net carrying value	$3,900	$4,365

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Certain of our intangible assets are denominated in currencies other than U.S. Dollars and as such the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. The estimated fair values of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change until final valuations are obtained.

        Amortization expense for our intangible assets was $4.8 million and $12.9 million for the three and nine months ended September 30, 2008, respectively, and $0.7 million and $1.9 million for the three and nine months ended September 30, 2007, respectively.

7. INVESTMENT IN IROC ENERGY SERVICES CORP.

        As of September 30, 2008 and December 31, 2007, we owned 8,734,469 shares of IROC Energy Services Corp. ("IROC"), an Alberta-based oilfield services company. This represented approximately 19.7% of IROC's outstanding common stock on September 30, 2008 and December 31, 2007. IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $1.00 CDN and $0.74 CDN per share on September 30, 2008 and December 31, 2007, respectively. Mr. William Austin, our Chief Financial Officer, and Mr. Newton W. Wilson III, our Chief Operating Officer and former General Counsel, serve on the board of directors of IROC.

        We have significant influence over the operations of IROC through our ownership interest and representation on IROC's board of directors, but we do not control it. We account for our investment in IROC using the equity method. Our investment in IROC totaled $11.5 million and $11.2 million as of September 30, 2008 and December 31, 2007, respectively. The pro-rata share of IROC's earnings and losses to which we are entitled is recorded in our unaudited condensed consolidated statements of operations as a component of other income and expense, with an offsetting increase or decrease to the carrying value of our investment, as appropriate. Any earnings distributed back to us from IROC in the form of dividends would result in a decrease in the carrying value of our equity investment. The value of our investment may also increase or decrease each period due to changes in the exchange rate between USD and CDN. Changes in the value of our investment due to fluctuations in exchange rates are offset by Accumulated Other Comprehensive Income.

        We recorded approximately $1.0 million of losses and less than $0.1 million of income related to our investment in IROC for the three and nine months ended September 30, 2008, respectively, and less than $0.1 million and approximately $0.3 million of income for the three and nine months ended September 30, 2007, respectively. During those time periods, no earnings were distributed back to us by IROC in the form of dividends.

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

stock price is currently depressed and has historically been volatile, and as such the fair value of the Company's investment is less than the amount reflected in the Company's consolidated financial statements. If we later determine that the decline is other than temporary, we will record a write-down in the carrying value of our asset to the then current fair market value.

8. LONG-TERM DEBT

        The components of our long-term debt are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	170,000	50,000
Other long-term indebtedness	3,672	—
Notes payable—related party, net of discount of $215 and $322	22,285	22,178
Capital lease obligations	22,951	26,815

	643,908	523,993

Less current portion	(12,758)	(12,379)

Total long-term debt and capital lease obligations, net of discount	$631,150	$511,614

8.375% Senior Notes due 2014

        On November 29, 2007, the Company issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the "Notes"), under an Indenture, dated as of November 29, 2007, among us, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. The Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers' fees and offering expenses, were approximately $416.1 million. We used approximately $394.9 million of the net proceeds to retire then-existing term loans, including accrued and unpaid interest, with the balance used for general corporate purposes.

        The Notes are general unsecured senior obligations of the Company. Accordingly, they rank effectively subordinate to all of our existing and future secured indebtedness. The Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the Notes is payable on June 1 and December 1 of each year, beginning June 1, 2008. The Notes mature on December 1, 2014.

Senior Secured Credit Facility

        The Company maintains a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the Administrative Agents ("Senior Secured Credit Facility"). The Senior Secured Credit Facility matures in 2012 and the original aggregate lending commitment of this facility was $400.0 million and allowed for a combination of borrowings and issuances of letters of credit. There were borrowings of $170 million and outstanding letters of credit of

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

8. LONG-TERM DEBT (Continued)

$61.6 million under the Senior Secured Credit Facility at September 30, 2008. The weighted-average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 4.4% at September 30, 2008. The Senior Secured Credit Facility requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, maintain a consolidated leverage ratio of not more than 3.5 to 1.0, and to not exceed capital expenditures of $250.0 million in any fiscal year. The Company was in compliance with these covenants at September 30, 2008.

        On September 15, 2008, Lehman Brothers Holdings Inc. ("Lehman") filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Lehman Commercial Paper, Inc. ("LCPI"), a subsidiary of Lehman, was a member of the syndicate of banks participating in our Senior Secured Credit Facility. LCPI's commitment was approximately 11% of the Company's total facility. As of September 30, 2008, the Company had approximately $150.0 million available under its Senior Secured Credit Facility. This availability reflects the reduction of approximately $18.4 million of unfunded commitments by LCPI.

        All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment.

9. INCOME TAXES

        The Company's effective tax rate for the three and nine months ended September 30, 2008 was 37.5% and 38.4%, respectively, and 40.0% and 38.9% for the three and nine months ended September 30, 2007, respectively. The primary difference between the statutory rate of 35% and our effective tax rate relates to state and foreign taxes.

        As of September 30, 2008 and December 31, 2007, we had approximately $5.9 million and $6.8 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We are subject to U.S. Federal Income Tax as well as income taxes in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2002.

        No release of our deferred tax asset valuation allowance was made during the quarter ended September 30, 2008. During the second quarter ended June 30, 2008, approximately $0.5 million of the Company's net operating loss deferred tax asset valuation allowance, related to our Mexico operations, was released as a discrete tax benefit and recognized in the quarter ended June 30, 2008. The actual income from our Mexico operations for 2008 will affect the ultimate utilization of this deferred tax asset.

        We recognize accrued interest expense and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of approximately $2.1 million and $2.3 million for the payment of interest and penalties as of September 30, 2008 and December 31, 2007, respectively. We do not expect any substantial changes within the next 12 months related to uncertain tax positions.

        During the first nine months of 2008, the Company applied its income tax refund receivable due as of December 31, 2007 against the Company's current income taxes payable. No cash refund was received by the Company.

        The Company is subject to the revised Texas Franchise tax. The revised Texas Franchise tax is an income tax equal to one percent of Texas-sourced revenue reduced by the greater of (a) cost of goods

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

sold (as defined by Texas law), (b) compensation (as defined by Texas law) or (c) thirty percent of the Texas-sourced revenue. The Company accounts for the revised Texas Franchise tax in accordance with SFAS No. 109, "Accounting for Income Taxes," as the tax is derived from a taxable base that consists of income less deductible expenses.

10. COMMITMENTS AND CONTINGENCIES

         Litigation.    Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. In accordance with SFAS No. 5, "Accounting for Contingencies," we establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is estimable. As of September 30, 2008, the aggregate amount of our provisions for losses related to litigation that are deemed probable and estimable is approximately $3.8 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. Additionally, during the third quarter of 2008, we recognized a net benefit of approximately $1.3 million related to the settlement of ongoing legal matters and the continued refinement of liabilities recognized for litigation deemed probable and estimable.

         Gonzales Matter.    In September 2005, a class action lawsuit, Gonzales v. Key Energy Services, Inc., was filed in Ventura County, California Superior Court, alleging that Key did not pay its hourly employees for travel time between the yard and the wellhead and that certain employees were denied meal and rest periods. On September 17, 2008, we reached an agreement in principle, subject to court approval, to settle all claims related to this matter for $1.2 million. In 2005 we recorded a liability for this lawsuit and the subsequent settlement of this matter in 2008 did not have a material impact on our financial position, results of operations or cash flows.

         Litigation with Former Officers and Employees.    We were named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a "whistle-blower" claim under the Sarbanes-Oxley Act, breach of contract, breach of good faith and fair dealing, breach of fiduciary duty and wrongful termination. On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract and breach of fiduciary duties. In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. The case was transferred to and is now pending in the U.S. District Court for the Eastern District of Pennsylvania and is currently set for trial in the fourth quarter of 2009. We have not recorded a liability for this matter and do not believe that the conclusion of this matter will have a material impact on our financial position, results of operations or cash flows.

        On September 3, 2006, our former controller and assistant controller filed a joint complaint against the Company in the 133rd District Court, Harris County, Texas, alleging constructive termination and breach of contract. Additionally, on January 11, 2008, our former Chief Operating Officer, James Byerlotzer, filed a lawsuit in the 55th District Court, Harris County, Texas, alleging breach of contract based on his inability to exercise his stock options during the period that we were not current in our

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

SEC filings, and based on our failure to provide him shares of restricted stock. We are currently set for trial in both of these matters in the first quarter of 2009. We have not recorded a liability for these matters and do not believe that the conclusion of these matters will have a material impact on our financial position, results of operations or cash flows.

         Stockholder Class Action Suits and Derivative Actions.    Since June 2004, we and certain of our officers and directors were named as a defendant in six class action complaints brought on behalf of a putative class of purchasers of our securities for alleged violations of federal securities laws, which were filed in federal district court in Texas. These six actions were consolidated into one action. Four stockholder derivative actions were also filed, purportedly on our behalf, generally alleging the same facts as those in the consolidated stockholder class action. On September 7, 2007, we reached agreements in principle to settle all of these stockholder class action and derivative lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants, of which the Company will be required to pay approximately $1.1 million. We received final approval of the settlement of the stockholder class action claims by the court on March 6, 2008, and final court approval on the derivative settlement was received on August 8, 2008. All litigation in the stockholder class action and derivative matters has been concluded.

         Expired Option Holders.    In September 2007, Belinda Taylor filed a lawsuit in the 11th Judicial District of Harris County, Texas, on behalf of herself and all similarly situated current and former employees who held vested options that expired between April 28, 2004 and the date that the Company became current in its financial statements (the "Expired Option Holders"). The suit, as amended, alleges that the Company breached its contracts with the Expired Option Holders, and breached its fiduciary duties and duties of good faith and fair dealing in the pricing of stock options it granted to those Expired Option Holders. On March 6, 2008, the parties agreed to settle all pending claims with all Expired Option Holders, excluding those terminated for cause and those who have previously filed suits against us, for approximately $1.0 million, which includes all taxes and legal fees, and in March 2008 we recorded a liability in the amount of the settlement for this matter. The court entered a final order approving the settlement on August 25, 2008 and dismissed the case. We expect the distribution of payments pursuant to the terms of the settlement to be completed in the fourth quarter of 2008.

        On October 17, 2006, Jane John, the ex-wife of our former chief executive officer, Francis John, filed a complaint in Bucks County, Pennsylvania against her ex-husband and the Company. Ms. John alleges breach of marital agreement, breach of options agreements, civil conspiracy and fraud. She alleges that Mr. John and the Company defrauded her with regard to Mr. John's compensation, as well as in the disclosures of marital property. By virtue of assignments, Ms. John holds 375,000 stock options which expired unexercised during the period before the Company became current in its financial statements, when such options were unable to be exercised. In resolving a separate lawsuit between the Company and Mr. John, Mr. John agreed to indemnify the Company with respect to damages attributable to any and all of Ms. John's claims, other than damages attributable to any alleged breach of Ms. John's stock option agreements, for which the Company agreed to indemnify Mr. John. We have moved for summary judgment on two separate grounds in this action, and recently the court denied one of those motions. Discovery in the case remains ongoing, and there is currently not a trial setting. During the third quarter of 2008, we recorded a liability for this matter and do not

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

believe that the conclusion of this matter will have a material impact on our financial position, results of operations or cash flows.

         Automobile Accident Litigation.    On August 22, 2007, one of our employees was involved in an automobile accident that resulted in a third party fatality and during the first quarter of 2008 we recorded an appropriate liability for this matter. The lawsuit arising from this accident was settled during the third quarter of 2008 and the Company recognized incremental expense of less than $0.5 million related to the settlement during the third quarter of 2008.

         Tax Audits.    We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2007 and September 30, 2008, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of these audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.

        In connection with an ongoing sales tax audit, the Company recorded a liability of approximately $3.2 million during the third quarter of 2008 relating to state sales taxes not collected from the Company's customers from 2003 through September 30, 2008 and therefore not remitted to the appropriate state agency. The provision was recorded in the Company's general and administrative expense line item in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008. We do not expect that the ultimate resolution of the matter will result in a loss materially in excess of the amount already accrued.

        In connection with our former Egyptian operations, which terminated in 2005, we are undergoing income tax audits for all periods in which we had operations. As of September 30, 2008, the Company has recorded a liability of approximately $0.4 million relating to open Egyptian income tax audits. In the fourth quarter of 2007, the Company reached a preliminary settlement with the Egyptian tax authorities on the 2003 and 2004 tax years, recording a tax benefit of $0.7 million and reducing the tax liability accrued at December 31, 2007 to approximately $0.4 million. We do not expect that the ultimate resolution of the matter will result in a loss materially in excess of the amount already accrued.

         Self-Insurance Reserves.    We maintain reserves for workers' compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers' compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers' compensation, vehicular liability and general liability claims. As of September 30, 2008 and December 31, 2007, we have recorded $74.9 million and $69.0 million, respectively, of self-insurance reserves related to workers' compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $10.2 million and $8.1 million of insurance receivables as of September 30, 2008 and December 31, 2007, respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES (Continued)

         Environmental Remediation Liabilities.    For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management's assessment of the insurance coverage that may apply to the matters at issue. As of September 30, 2008 and December 31, 2007, we have recorded $3.0 million and $3.1 million, respectively, for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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

         Registration Payment Arrangement.    In January 1999, we issued 150,000 warrants (the "Warrants") in connection with a debt offering that were exercisable for an aggregate of approximately 2.2 million shares of the Company's stock at an exercise price of $4.88125 per share. As of September 30, 2008, 77,300 Warrants had been exercised, leaving 72,700 outstanding, which were exercisable for approximately 1.1 million shares of our common stock. Termination notice was provided to the holders of the outstanding Warrants that the Warrants will expire on February 1, 2009.

        Under the terms of the Warrants, the Company is required to maintain an effective registration statement covering the shares potentially issuable upon exercise of the Warrants. If the Company does not have an effective registration statement covering the shares, the Company is required to make liquidated damages payments to the holders of the Warrants. During the three and nine months ended September 30, 2008, the Company made liquidated damages payments totaling $0.4 million and $0.8 million, respectively. On August 21, 2008, the requisite registration statement required by the terms of the Warrants became effective. From and after August 22, 2008, no additional liquidated damage payments are required to be made by the Company.

11. SHARE REPURCHASE PROGRAM

        On October 26, 2007, the Company's Board of Directors authorized a share repurchase program, in which the Company may spend up to $300.0 million to repurchase shares of its common stock on the open market. The program expires at the end of the first quarter of 2009. At September 30, 2008, the Company had $147 million of availability under the share repurchase program to repurchase shares of its common stock on the open market. During the first nine months of 2008, the Company repurchased an aggregate of approximately 8.8 million shares at a total cost of approximately $120.8 million, which represents the fair market value of the shares based on the price of the Company's stock on the dates of purchase. Since the inception of the program in November 2007 through September 30, 2008, the Company has repurchased an aggregate of approximately 11.2 million shares for a total cost of approximately $153.0 million. Under the terms of our Senior Secured Credit Facility, we are limited to stock repurchases of $200.0 million if our consolidated debt to capitalization ratio, as defined in the Senior Secured Credit Facility, is in excess of 50%. As of September 30, 2008, our consolidated debt to capitalization ratio was less than 50%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except per share data)
Basic EPS Computation:
Numerator
Net income	$48,462	$35,896	$126,958	$136,222
Denominator
Weighted average shares outstanding	123,518	131,738	125,304	131,665
Basic earnings per share	$0.39	$0.27	$1.01	$1.03
Diluted EPS Computation:
Numerator
Net income	$48,462	$35,896	$126,958	$136,222
Denominator
Weighted average shares outstanding	123,518	131,738	125,304	131,665
Stock options	757	1,436	739	1,689
Restricted Stock	346	—	339	—
Warrants	740	562	675	577
Stock appreciation rights	16	72	5	24

	125,377	133,808	127,062	133,955

Diluted earnings per share	$0.39	$0.27	$1.00	$1.02

        The diluted earnings per share calculation for the quarters ended September 30, 2008 and 2007 exclude the potential exercise of 1.3 million and less than 0.1 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculation for the nine months ended September 30, 2008 and 2007 exclude the potential exercise of 1.8 million and less than 0.1 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. None of our stock appreciation rights ("SARs") were anti-dilutive for the quarters ended September 30, 2008 and 2007. The diluted earnings per share calculation for the nine months ended September 30, 2008 exclude the potential exercise of 0.4 million SARs because the effects of such exercises on earnings per share in those periods would be anti-dilutive. None of our SARs were anti-dilutive for the nine months ended September 30, 2007.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

13. SHARE-BASED COMPENSATION

        The Company recognized employee share-based compensation expense of $2.9 million and $2.8 million during the three months ended September 30, 2008 and 2007, respectively, and $11.8 million and $8.2 million during the nine months ended September 30, 2008 and 2007, respectively.

        From time to time, the Company also issues shares of common stock to its outside directors that vest immediately. The Company issued shares to its outside directors totaling zero and 37,944 during the three months ended September 30, 2008 and 2007, respectively, and recognized zero and $0.7 million of expense related to these awards during the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the Company issued shares to its outside directors totaling 47,190 and 43,566, respectively, and recognized $0.9 million and $0.8 million of expense related to these awards during the nine months ended September 30, 2008 and 2007, respectively.

        The related income tax benefit recognized for employee share-based compensation was $0.8 million and $0.5 million for the three months ended September 30, 2008 and 2007, respectively, and $3.6 million and $2.1 million during the nine months ended September 30, 2008 and 2007, respectively. The related income tax benefit for common stock awards made to our outside directors was zero and approximately $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and $0.3 million and $0.3 million during the nine months ended September 30, 2008 and 2007, respectively. The Company did not capitalize any share-based compensation during the three and nine month periods ended September 30, 2008 and 2007.

        The unrecognized compensation cost related to the Company's unvested stock options, restricted shares, stock appreciation rights, and phantom shares as of September 30, 2008 was $8.7 million, $6.8 million, $1.3 million, and $4.5 million, respectively and is expected to be recognized over a weighted-average period of 1.7 years, 1.5 years, 1.4 years and 1.6 years, respectively.

14. TRANSACTIONS WITH RELATED PARTIES

        In connection with our acquisition of Western, the former owner of Western, Fred Holmes, became an employee of the Company. At the time of and subsequent to the acquisition, Mr. Holmes also owns an exploration and production company, Holmes Western Oil Corporation ("HWOC"), which was a customer of Western. Subsequent to the acquisition, the Company continued to provide services to HWOC. The prices charged for these services are at rates that are an average of the prices charged to our other customers in the California market. As of September 30, 2008, our receivables with HWOC totaled approximately $0.6 million, and for the three and nine months ended September 30, 2008, revenues from HWOC totaled approximately $1.1 million and $3.2 million, respectively.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION

        The following tables set forth our segment information as of and for the three and nine month periods ended September 30, 2008 and 2007:

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate/ Other	Eliminations	Total
	(in thousands)
As of and for the three months ended September 30, 2008:
Operating revenues	$409,743	$93,375	$32,502	$—	$—	$535,620
Inter-segment revenue	689	—	446	—	(1,135)	—
Direct costs, other than depreciation expense	256,677	68,270	18,294	—	(1,046)	342,195
Depreciation and amortization	31,031	5,479	3,184	2,982	—	42,676
Interest expense, net of amounts capitalized	(616)	(337)	(135)	11,563	—	10,475
Net income (loss)	96,986	16,525	7,739	(72,702)	(86)	48,462
Property and equipment, net	733,470	179,621	57,478	35,179	—	1,005,748
Total assets	1,715,867	315,198	119,623	1,733,948	(1,831,391)	2,053,245
Capital expenditures, excluding acquisitions	36,899	15,883	4,745	1,315	—	58,842
	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate/ Other	Eliminations	Total
	(in thousands)
As of and for the three months ended September 30, 2007:
Operating revenues	$311,304	$77,112	$25,551	$—	$—	$413,967
Direct costs, other than depreciation expense	193,151	49,357	14,974	—	—	257,482
Depreciation and amortization	20,100	4,362	2,126	4,597	—	31,185
Interest expense, net of amounts capitalized	(255)	(307)	(148)	8,777	(153)	7,914
Net income (loss)	78,372	21,400	5,786	(69,662)	—	35,896
Property and equipment, net	562,833	131,620	46,950	38,675	—	780,078
Total assets	1,087,299	240,503	89,930	268,435	(8,130)	1,678,037
Capital expenditures, excluding acquisitions	33,230	9,175	5,445	1,128	—	48,978

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate/ Other	Eliminations	Total
	(in thousands)
As of and for the nine months ended September 30, 2008:
Operating revenues	$1,138,580	$267,179	$88,263	$—	$—	$1,494,022
Inter-segment revenue	2,116	—	708	—	(2,824)	—
Direct costs, other than depreciation expense	711,114	184,886	52,422	—	(2,098)	946,324
Depreciation and amortization	92,526	15,052	8,338	9,007	—	124,923
Interest expense, net of amounts capitalized	(1,467)	(1,062)	(346)	33,221	248	30,594
Net income (loss)	263,676	59,746	20,046	(215,805)	(705)	126,958
Property and equipment, net	733,470	179,621	57,478	35,179	—	1,005,748
Total assets	1,715,867	315,198	119,623	1,733,948	(1,831,391)	2,053,245
Capital expenditures, excluding acquisitions	91,352	24,379	10,647	3,835	—	130,213
	Well Servicing	Pressure Pumping	Fishing and Rental	Corporate/ Other	Eliminations	Total
	(in thousands)
As of and for the nine months ended September 30, 2007:
Operating revenues	$931,289	$228,478	$73,629	$—	$—	$1,233,396
Direct costs, other than depreciation expense	545,983	143,300	41,933	—	—	731,216
Depreciation and amortization	63,372	12,354	6,520	9,237	—	91,483
Interest expense, net of amounts capitalized	(679)	(676)	(327)	28,066	(153)	26,231
Net income (loss)	268,848	65,921	18,117	(216,664)	—	136,222
Property and equipment, net	562,833	131,620	46,950	38,675	—	780,078
Total assets	1,087,299	240,503	89,930	268,435	(8,130)	1,678,037
Capital expenditures, excluding acquisitions	100,904	44,969	16,364	5,586	—	167,823

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

        The following tables present information related to our foreign operations (in thousands of U.S. Dollars) as of and for the three and nine month periods ended September 30, 2008 and 2007:

	Argentina	Mexico	Canada	Total
As of and for the three months ended September 30, 2008:
Operating revenues	$32,173	$14,294	$1,585	$48,052
Total assets	88,780	60,307	14,234	163,321
Capital expenditures, excluding acquisitions	144	4,763	15	4,922
As of and for the three months ended September 30, 2007:
Operating revenues	$23,375	$4,241	$269	$27,885
Total assets	75,227	19,079	16,761	111,067
Capital expenditures, excluding acquisitions	152	96	—	248
	Argentina	Mexico	Canada	Total
As of and for the nine months ended September 30, 2008:
Operating revenues	$88,779	$29,755	$7,088	$125,622
Total assets	88,780	60,307	14,234	163,321
Capital expenditures, excluding acquisitions	1,139	18,498	141	19,778
As of and for the nine months ended September 30, 2007:
Operating revenues	$63,319	$4,303	$269	$67,891
Total assets	75,227	19,079	16,761	111,067
Capital expenditures, excluding acquisitions	4,111	737	—	4,848

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

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$—	$481,851	$95,009	$157	$577,017
Property and equipment, net	—	949,183	56,565	—	1,005,748
Goodwill	—	385,318	5,032	—	390,350
Deferred financing costs, net	10,946	—	—	—	10,946
Intercompany notes and accounts receivable and investment in subsidiaries	1,929,668	335,702	1,565	(2,266,935)	—
Other assets	11,491	53,205	4,488	—	69,184

TOTAL ASSETS	$1,952,105	$2,205,259	$162,659	$(2,266,778)	$2,053,245

Liabilities and equity:
Current liabilities	$18,941	$213,284	$31,739	$(621)	$263,343
Capital lease obligations, less current portion	—	13,678	136	—	13,814
Notes payable—related parties, less current portion	—	20,500	—	—	20,500
Long-term debt	595,000	1,836	—	—	596,836
Intercompany notes and accounts payable	245,296	1,572,166	90,097	(1,907,559)	—
Deferred tax liabilities	178,890	—	1,426	—	180,316
Other long-term liabilities	—	64,198	260	—	64,458
Stockholders and members' equity	913,978	319,597	39,001	(358,598)	913,978

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,952,105	$2,205,259	$162,659	$(2,266,778)	$2,053,245

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	December 31, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$39,501	$378,865	$69,499	$—	$487,865
Property and equipment, net	—	880,907	30,301	—	911,208
Goodwill	—	373,283	5,267	—	378,550
Deferred financing costs, net	12,117	—	—	—	12,117
Intercompany notes and accounts receivable and investment in subsidiaries	1,557,993	175,461	—	(1,733,454)	—
Other assets	11,217	52,074	6,046	—	69,337

TOTAL ASSETS	$1,620,828	$1,860,590	$111,113	$(1,733,454)	$1,859,077

Liabilities and equity:
Current liabilities	$17,278	$192,222	$25,297	$—	$234,797
Capital lease obligations, less current portion	—	15,998	116	—	16,114
Notes payable—related parties, less current portion	—	20,500	—	—	20,500
Long-term debt	475,000	—	—	—	475,000
Intercompany notes and accounts payable	78,660	1,489,377	24,408	(1,592,445)	—
Deferred tax liabilities	157,759	(79)	2,388	—	160,068
Other long-term liabilities	3,133	60,216	251	—	63,600
Stockholders and members' equity	888,998	82,356	58,653	(141,009)	888,998

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,620,828	$1,860,590	$111,113	$(1,733,454)	$1,859,077

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$493,699	$48,051	$(6,130)	$535,620
Costs and expenses:
Direct expenses	—	310,528	36,660	(4,993)	342,195
Depreciation and amortization	—	40,806	1,870	—	42,676
General and administrative	197	56,613	5,474	193	62,477
Interest expense, net of amounts capitalized	11,323	(1,126)	278	—	10,475
Other, net	954	(1,891)	2,437	(1,244)	256

Total costs and expenses, net	12,474	404,930	46,719	(6,044)	458,079

(Loss) income before income taxes	(12,474)	88,769	1,332	(86)	77,541
Income tax expense	(27,330)	(1,214)	(535)	—	(29,079)
Minority interest	—	—	—	—	—

NET (LOSS) INCOME	$(39,804)	$87,555	$797	$(86)	$48,462

	Three Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$388,171	$27,800	$(2,004)	$413,967
Costs and expenses:
Direct expenses	—	236,176	22,786	(1,480)	257,482
Depreciation and amortization	—	29,862	1,323	—	31,185
General and administrative	829	53,012	2,958	(230)	56,569
Interest expense, net of amounts capitalized	8,965	(1,018)	120	(153)	7,914
Other, net	(10)	417	719	(141)	985

Total costs and expenses, net	9,784	318,449	27,906	(2,004)	354,135

(Loss) income before income taxes	(9,784)	69,722	(106)	—	59,832
Income tax expense	(23,899)	(9)	(28)	—	(23,936)

NET (LOSS) INCOME	$(33,683)	$69,713	$(134)	$—	$35,896

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$1,381,862	$125,622	$(13,462)	$1,494,022
Costs and expenses:
Direct expenses	—	865,911	90,535	(10,122)	946,324
Depreciation and amortization	—	119,261	5,662	—	124,923
General and administrative	1,418	171,946	15,115	(21)	188,458
Interest expense, net of amounts capitalized	33,140	(3,114)	320	248	30,594
Other, net	(74)	(2,983)	3,947	(2,862)	(1,972)

Total costs and expenses, net	34,484	1,151,021	115,579	(12,757)	1,288,327

(Loss) income before income taxes	(34,484)	230,841	10,043	(705)	205,695
Income tax expense	(72,209)	(3,265)	(3,508)	—	(78,982)
Minority interest	—	—	245	—	245

NET (LOSS) INCOME	$(106,693)	$227,576	$6,780	$(705)	$126,958

	Nine Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$1,167,611	$67,891	$(2,106)	$1,233,396
Costs and expenses:
Direct expenses	—	675,728	57,109	(1,621)	731,216
Depreciation and amortization	—	87,726	3,757	—	91,483
General and administrative	1,230	157,039	6,709	(191)	164,787
Interest expense, net of amounts capitalized	28,348	(2,073)	109	(153)	26,231
Other, net	(320)	(4,299)	1,442	(141)	(3,318)

Total costs and expenses, net	29,258	914,121	69,126	(2,106)	1,010,399

(Loss) income before income taxes	(29,258)	253,490	(1,235)	—	222,997
Income tax expense	(87,097)	(26)	348	—	(86,775)

NET (LOSS) INCOME	$(116,355)	$253,464	$(887)	$—	$136,222

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	$(1,695)	$232,933	$9,600	$—	$240,838
Cash flows from investing activities:
Capital expenditures	—	(125,435)	(4,778)	—	(130,213)
Acquisitions, net of cash acquired	—	(63,200)	—	—	(63,200)
Acquisition of Leader fixed assets	—	(34,448)	—		(34,448)
Intercompany notes and accounts	(161,688)	(164,875)	(1,305)	327,868	—
Other investing activities, net	—	4,796	—	—	4,796

Net cash (used in) provided by investing activities	(161,688)	(383,162)	(6,083)	327,868	(223,065)

Cash flows from financing activities:
Borrowings on revolving credit facility	155,000	—	—	—	155,000
Repayments on revolving credit facility	(35,000)	—	—	—	(35,000)
Repurchases of common stock	(124,815)	—	—	—	(124,815)
Intercompany notes and accounts	160,129	162,993	4,746	(327,868)	—
Other financing activities, net	8,069	(8,645)	—	—	(576)

Net cash provided by (used in) financing activities	163,383	154,348	4,746	(327,868)	(5,391)

Effect of changes in exchange rates on cash	—	—	326	—	326

Net (decrease) increase in cash	—	4,119	8,589	—	12,708

Cash and cash equivalents at beginning of period	—	46,358	12,145	—	58,503

Cash and cash equivalents at end of period	$—	$50,477	$20,734	$—	$71,211

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS (Continued)

16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2007
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	$2,072	$204,622	$(16,471)	$—	$190,223
Cash flows from investing activities:
Capital expenditures	—	(162,975)	(4,848)	—	(167,823)
Acquisitions, net of cash acquired	—	(98,446)	—	—	(98,446)
Intercompany notes and accounts	—	50,035	—	—	50,035
Other investing activities, net	(2,961)	(16,586)	—	16,849	(2,698)

Net cash (used in) provided by investing activities	(2,961)	(227,972)	(4,848)	16,849	(218,932)

Net cash provided by (used in) financing activities	889	(20,168)	22,181	(16,849)	(13,947)

Effect of changes in exchange rates on cash	—	—	17	—	17

Net (decrease) increase in cash	—	(43,518)	879	—	(42,639)

Cash and cash equivalents at beginning of period	—	84,633	3,742	—	88,375

Cash and cash equivalents at end of period	$—	$41,115	$4,621	$—	$45,736

17. SUBSEQUENT EVENTS

        On October 31, 2008, we acquired a 26% interest in Geostream Services Group ("Geostream") for $17.4 million. Geostream is headquartered in the Russian Federation and provides drilling and workover services and sub-surface engineering and modeling in the Russian Federation. We are contractually required to purchase an additional 24% of Geostream no later than March 31, 2009 for approximately €11.3 million (which at October 31, 2008 is equivalent to $14.8 million in U.S. dollars). For a period not to exceed six years subsequent to October 31, 2008, we will have the option to increase our ownership percentage of Geostream to 100%; however, if we have not acquired 100% of Geostream on or before the end of the six-year period, we will be required to arrange an initial public offering for those shares.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

        Key Energy Services, Inc., and its wholly-owned and controlled subsidiaries (collectively, the "Company," "we," "us," "its," and "our") provide a complete range of well services to major oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion, and recompletion services, oilfield transportation services, pressure pumping services, fishing and rental services, and ancillary oilfield services. We believe that we are the leading onshore, rig-based well servicing contractor in the United States. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina and Mexico. We also have a technology development company based in Canada.

        The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

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

          Pressure Pumping

            Our Pressure Pumping segment provides a broad range of well stimulation and completion services, collectively known as "pressure pumping services." Our primary service offerings include well stimulation and cementing services. Well stimulation includes fracturing, nitrogen, coiled tubing, and acidizing services. These services (which may be used in completion and workover services) are used to enhance the production of oil and natural gas wells from formations that exhibit a restricted flow of oil and natural gas. In the fracturing process, we typically pump fluid and sized sand, or proppants, into a well at high pressure in order to fracture the formation and thereby increase the flow of oil and natural gas. With our cementing services, we pump cement into a well between the casing and the wellbore. We provide a full range of pressure pumping services in the Permian Basin and Barnett Shale in Texas, the Marcellus Shale in West Virginia, the Bakken Shale in North Dakota, the Michigan Basin, Illinois Basin and New Albany Shale in the four state area of Michigan, Illinois, Indiana and western Ohio, the San Juan Basin in Colorado and New Mexico and the Oswego, Mississippi and Anadarko Basins in Oklahoma, and provide cementing services in the Elk Hills and Kern River Basins of California.

          Fishing and Rental

            We provide fishing and rental services in the Gulf Coast, Permian Basin, Mid-Continent, Rocky Mountains and California. Fishing services involve recovering lost or stuck equipment in the wellbore using a "fishing tool," which is a downhole tool designed to recover any such equipment lost in the wellbore. We also offer a full line of services and rental equipment designed for use, both onshore and offshore, for drilling and workover services, and automated pipe handling solutions. Our rental tool inventory consists of tubulars, drill pipe, handling tools, pressure-controlled equipment, power swivels and foam air units.

Performance Measures

        In determining the overall health of the oilfield service industry, we believe the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis. Historically, our activity levels have correlated well with capital spending by oil and natural gas producers. When commodity prices are strong, capital spending by our customers tends to be high, as illustrated by the Baker Hughes U.S. land drilling rig count. As the following table indicates, the land drilling rig count has remained high over the past several quarters and prices for both oil and natural gas have remained strong.

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes Land Drilling Rigs(2)
2008:
First Quarter	$97.94	$8.74	1,712
Second Quarter	$123.95	$11.47	1,797
Third Quarter	$118.05	$8.99	1,910
2007:
First Quarter	$58.08	$7.18	1,651
Second Quarter	$64.97	$7.66	1,680
Third Quarter	$75.46	$6.24	1,717
Fourth Quarter	$90.75	$7.39	1,733

(1)
Represents the average price for the periods presented. Source: EIA / Bloomberg

(2)
Source: www.bakerhughes.com

        Internally, we measure activity levels in our Well Servicing segment primarily through our rig and trucking hours. As capital spending by our customer base increases, demand for our services generally rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by our customer base, we generally provide fewer services, which results in lower hours worked. The number of rig and trucking hours, as well as pricing, may also be affected by increases in industry capacity. We publicly release our monthly rig and trucking hours. The following table presents our quarterly rig and trucking hours from the first quarter of 2007 through the third quarter of 2008:

	Rig Hours	Truck Hours
2008:
First Quarter	659,462	585,040
Second Quarter	701,286	603,632
Third Quarter	721,285	620,885
2007:
First Quarter	625,748	571,777
Second Quarter	611,890	583,074
Third Quarter	597,617	570,356
Fourth Quarter	614,444	583,191

Total 2007	2,449,699	2,308,398

Acquisitions

         Tri-Energy.    On January 17, 2008, the Company purchased the fishing and rental assets of Tri-Energy for approximately $1.9 million in cash. These assets were integrated into our Fishing and Rental segment. We acquired these assets in order to expand our fishing and rental service offerings in the Louisiana market. The purchase price was allocated to the tangible and intangible assets acquired and the purchase of the Tri-Energy assets did not result in the establishment of goodwill.

         Western.    On April 3, 2008, the Company purchased all of the outstanding equity interests of Western, a privately owned company based in California that operated 22 working well service rigs, three stacked well service rigs, and equipment used in the workover and rig relocation process for approximately $51.6 million. The Western acquisition was completed to increase the Company's service footprint in the California market and the assets and results of operations of Western have been integrated into our Well Servicing segment.

         Hydra-Walk.    On May 30, 2008, the Company completed the acquisition of Hydra-Walk for approximately $10.5 million in cash with a performance earn-out potential of up to $2.0 million over the two years from the aquisition date if certain performance measures are met. Hydra-Walk provided pipe handling solutions for the oil and gas industry and operated over 80 automated pipe handling units in Oklahoma, Texas and Wyoming. The Hydra-Walk acquisition was completed to expand our service offerings and the assets and results of operations for Hydra-Walk are now integrated into our Fishing and Rental segment.

         Leader.    On July 22, 2008, the Company acquired all of the United States-based assets of Leader for consideration of $34.6 million in cash, of which $1.0 million will be paid upon satisfaction of certain seller performance requirements. The acquired assets include nine coiled tubing units, seven nitrogen trucks, twelve pumping trucks and other ancillary equipment. Additionally, the Company paid approximately $0.7 million for supplies and inventory used in pressure pumping operations. We acquired these assets in order to expand our coiled tubing services. The purchase price was allocated to the tangible assets acquired and the purchase of the Leader assets did not result in the establishment of goodwill. The Leader assets were integrated into our Pressure Pumping segment.

Market Conditions—Quarter Ended September 30, 2008

        Demand for our services is generally correlated to commodity prices and drilling activity. During the course of the third quarter of 2008, the overall industry demand for the services we provide remained high when compared to the comparable period for 2007 and on a sequential basis when compared to the second quarter of 2008. The Baker Hughes U.S. land drilling rig count averaged 1,910 during the third quarter of 2008, which increased approximately 11.3% over the same period in 2007 and increased approximately 6.3% from the second quarter of 2008. The average prices of West Texas Intermediate crude oil and natural gas at the Henry Hub for the quarter ended September 30, 2008 have increased 56.4% and 44.0%, respectively, compared to the third quarter ended September 30, 2007, and remained near their 2008 second quarter averages.

        Our activity levels during the third quarter of 2008 remained robust when compared to the comparable period of 2007 and sequentially when compared to the second quarter of 2008. Including the effects of the acquisitions we made during the previous twelve months, our activity levels, as measured by our rig and truck hours, have increased compared to the same period in 2007; our rig hours increased approximately 20.7% during the third quarter of 2008 compared to the same period in 2007 and our truck hours increased approximately 8.9% during the same period. Acquisitions we made contributed approximately 93,000 rig hours and approximately 6,000 truck hours during the third quarter of 2008. Additionally, the rig hours generated from our Mexico operations increased by approximately 12,000 rig hours during the third quarter of 2008, compared to the third quarter of 2007. Excluding rig and truck hours from our international operations in Mexico and Argentina and the increases in rig and truck hours from acquisitions, our rig and truck hours per working day for the third quarter of 2008 increased slightly compared to their levels during the third quarter of 2007.

        Our earnings per fully diluted share for the third quarter of 2008 was $0.39 per share compared to $0.27 per share for the same period in 2007. Weather, including Hurricanes Ike and Gustav, impacted our domestic well servicing operations in parts of Texas, Louisiana and Oklahoma by significantly reducing the Company's operations in those impacted areas during the quarter ended September 30, 2008. The inclement weather also significantly impacted our fishing operations in the Gulf Coast by preventing some of our fishing crews from operating in the Gulf of Mexico. The Company believes the inclement weather reduced revenue by approximately $11 million and reduced earnings per diluted share by $0.04 per share.

Market Outlook

        We believe the long-term outlook for our business is favorable. Currently, depletion rates are accelerating, reservoir complexity is increasing and the need for reserve replacement continues. Over the long-term these phenomena are positive for our outlook as the challenges faced by our customers will provide us with opportunities.

        In the near-term, as a result of the recent decline in commodity prices and the credit market deterioration, we anticipate lower customer spending on capital projects both in the fourth quarter of 2008 and during the early part of 2009. We believe the lower customer spending will likely have an impact on pricing and utilization of which the magnitude cannot yet be predicted, both in terms of the services we provide and the marketplaces in which we operate. Although we anticipate lower customer spending on capital projects, we believe the high near term decline rates in natural gas production, without additional production being added through capital spending, should lead to a relatively fast reduction in natural gas supplies and a resulting fairly quick return to supply and demand balance.

        While a portion of our business is driven by the exploration activity and capital spending by our customers, an equal portion of our business is focused on services that maintain or enhance existing oil and gas production. We believe that generally, the demand for and the pricing of services that support well maintenance is more stable in times of falling commodity prices and reduced capital spending than services that emphasize exploration. We also believe the anticipated reduction in capital spending by our customers and the limited financing available may also result in a reduction of discretionary capital spending by our competitors and a reduction of new equipment in the marketplace.

        As a result of these conditions, we are taking actions now to prepare for the uncertainty in future periods. These steps include flexible capital spending plans focused on customer driven expenditures, overhead reductions where warranted and continued monitoring of operating capacity levels. Additionally, we are taking the requisite actions to protect liquidity and enhance free cash flow while at the same time enhancing geographic and service line footprint as opportunities in the marketplace present themselves.

Consolidated Results of Operations

        The following table shows our consolidated results of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
REVENUES:
Well servicing	$409,743	$311,304	$1,138,580	$931,289
Pressure pumping	93,375	77,112	267,179	228,478
Fishing and rental	32,502	25,551	88,263	73,629

Total revenues	535,620	413,967	1,494,022	1,233,396

COSTS AND EXPENSES:
Well servicing	255,631	193,151	709,016	545,983
Pressure pumping	68,270	49,357	184,886	143,299
Fishing and rental	18,294	14,974	52,422	41,934
Depreciation and amortization	42,676	31,185	124,923	91,483
General and administrative	62,477	56,569	188,458	164,787
Interest expense, net of amounts capitalized	10,475	7,914	30,594	26,231
(Gain) loss on sale of assets, net	(1,683)	2,398	(2,309)	1,945
Interest income	(213)	(1,851)	(903)	(5,589)
Other expense, net	2,152	438	1,240	326

Total costs and expenses, net	458,079	354,135	1,288,327	1,010,399

Income before income taxes and minority interest	77,541	59,832	205,695	222,997
Income tax expense	(29,079)	(23,936)	(78,982)	(86,775)
Minority interest	—	—	245	—

NET INCOME	$48,462	$35,896	$126,958	$136,222

  Three Months Ended September 30, 2008 and 2007

        For the three months ended September 30, 2008, our net income was $48.5 million, which represents a 35.0% increase from net income of $35.9 million for the three months ended September 30, 2007. Our earnings per fully diluted share for the period was $0.39 per share compared to $0.27 per share for the same period in 2007. The increase in earnings was primarily attributable to price increases initiated during the second and third quarters of 2008, acquisitions made during the previous twelve months, international expansion in Mexico and expansion of our service offerings.

        A detailed review of our operations for the third quarter of 2008 compared to the same period in 2007 is provided below.

  Revenues

        Our consolidated revenue for the three months ended September 30, 2008 increased $121.7 million, or 29.4%, to $535.6 million from $414.0 million for the three months ended September 30, 2007. The increase in revenue is primarily attributable to price increases initiated during the second and third quarters of 2008, acquisitions made during the previous twelve months, international expansion in Mexico, and expansion of our service offerings. Changes in revenue for each of our reportable segments were (in millions):

Change from Three Months Ended September 30, 2007
Well servicing segment	$98.4
Pressure pumping segment	16.3
Fishing and rental segment	7.0

Total change	$121.7

        Acquisitions made during the previous twelve months increased our third quarter 2008 well servicing segment revenue by $53.9 million, our pressure pumping segment revenue by $4.0 million, and our fishing and rental segment revenue by $2.7 million, compared to the third quarter of 2007.

        Weather, including Hurricanes Ike and Gustav, impacted our domestic well servicing operations in parts of Texas, Louisiana and Oklahoma by significantly reducing the Company's operations in those impacted areas during the quarter ended September 30, 2008. The inclement weather also significantly impacted our fishing operations in the Gulf Coast by preventing some of our fishing crews from operating in the Gulf of Mexico.

  Direct Costs

        Our consolidated direct costs increased $84.7 million, or 32.9%, to $342.2 million for the three months ended September 30, 2008 compared to $257.5 million for the three months ended September 30, 2007. Excluding depreciation, these costs were 63.9% of revenue during the third quarter of 2008, compared to 62.2% during the same period in 2007. The change in direct costs was the result of (in millions):

Change from Three Months Ended September 30, 2007
Direct cost of acquired businesses	$39.1
Employee compensation	15.9
Fuel	11.1
Pressure pumping supplies and equipment	9.7
Supplies, equipment and maintenance	9.0
Other direct expenses	(0.1)

Total change	$84.7

        Direct costs attributable to businesses acquired during the previous twelve months contributed approximately $39.1 million to the increase in direct expenses during the third quarter of 2008 compared to the same period in 2007. The direct costs from these acquisitions were comprised of employee compensation ($24.0 million), supplies, equipment, and maintenance ($9.4 million), self-insurance costs ($1.9 million), fuel ($1.9 million) and other direct expenses ($1.9 million).

        Excluding employee compensation attributable to acquisitions, direct employee compensation, which includes salaries, cash bonuses, health insurance, 401(k) costs and payroll taxes, increased approximately $15.9 million or 11.8% during the third quarter of 2008 compared to the same period in 2007. Our expansion in Mexico generated $2.3 million of the $15.9 million increase during the third quarter of 2008 compared to the same period in 2007. Additionally, during the three months ended September 30, 2008, the Company incurred approximately $2 million of retroactive union wage increases that have not yet been recovered from our Argentine customers. Excluding these items, direct employee compensation increased 8.6% during the third quarter of 2008 compared to the same period in 2007. The labor market for our employees continues to be extremely tight, and our employees have been consistently targeted by our competition due to their high quality. As a result, we have increased wage rates for our employees and paid them bonuses in order to retain them, hired new crews to keep up with customer demand, and incurred recruiting expenses to replace those employees who were lost to our competitors and to other industries.

        Excluding fuel costs attributable to acquisitions, our fuel costs increased $11.1 million, or 59.8%, during the third quarter of 2008 compared to the same period in 2007. We estimate the average per-gallon cost of diesel fuel during the third quarter of 2008 has increased approximately 45.1% compared to the same period in 2007. To a lesser extent, our fuel costs have also risen due to the increased amount of fuel used, as a result of the increase in our rig and truck hours.

        Pressure pumping supplies and equipment consists primarily of frac sand, chemicals and the related costs to transport those items. These costs, excluding costs attributable to acquisitions, increased approximately $9.7 million, or 41.8%, during the third quarter of 2008 compared to the same period in 2007. The increase in fuel prices resulted in higher operating costs for our pressure pumping segment as the prices for raw materials increased in addition to the shipping and transportation costs for goods and services purchased. To a lesser extent, we are also using more frac sand, chemicals, and freight transportation services as a result of the 2008 expansion to support our pressure pumping operations.

        Excluding costs attributable to acquisitions, costs for supplies, consumable equipment and maintenance increased approximately $9.0 million for the third quarter of 2008 compared to the same period in 2007. The increase in these costs is due to higher prices from our vendors and increased repairs and maintenance resulting from the preparation of our well servicing assets for increased utilization and expansion of our well servicing operations.

  Depreciation and Amortization

        Depreciation and amortization expense increased approximately $11.5 million during the third quarter of 2008 compared to the third quarter of 2007. Acquisitions made during the previous twelve months contributed approximately $8.5 million of depreciation and amortization expense during the third quarter of 2008. The remainder of the increase can be attributed to our larger fixed asset base; since the end of the third quarter of 2007, we have cumulatively spent approximately $175.0 million on capital expenditures.

  General and Administrative

        General and administrative expenses increased $5.9 million, or 10.4%, to $62.5 million for the three months ended September 30, 2008, compared to $56.6 million for the three months ended September 30, 2007. General and administrative expense was 11.7% of revenue for the third quarter of

2008, compared to 13.7% of revenue for the same period in 2007. The change in general and administrative expense was the result of (in millions):

Change from Three Months Ended September 30, 2007
General and administrative expenses of acquired businesses	$3.6
Employee compensation, other than equity-based	8.0
Equity-based compensation	0.2
Professional fees	(6.8)
Other general and administrative expenses	0.9

Total change	$5.9

        General and administrative expenses associated with businesses that we acquired during the previous twelve months were approximately $3.6 million during the third quarter of 2008. These costs were primarily comprised of employee compensation costs.

        Excluding acquisitions, general and administrative expenses associated with non-equity employee compensation, which includes salaries, cash bonuses, health insurance, 401(k) fees and payroll taxes, increased approximately $8.0 million, or 38.5%, for the three months ended September 30, 2008 compared to the same period in 2007. The increase was the result of the expansion of our business development efforts ($1.8 million), which included approximately $1.0 million of costs resulting from the reassignment of certain operational employees previously classified as direct costs, and approximately $0.8 million resulting from the hiring of additional employees involved in the business development effort. The $8.0 million increase is also due to increased incentive compensation resulting from a larger bonus pool and higher base wage rates ($4.2 million), the expansion of our international operations in Mexico and Argentina ($1.4 million) and payroll taxes related to these items ($0.6 million). Excluding the reassigment of certain employees, additional personnel hired to expand our business development group and general and administrative employees added from acquisitions, corporate general and administrative headcount remained largely unchanged from the third quarter of 2007.

        Equity-based compensation was $2.9 million during the third quarter of 2008 and increased by $0.2 million during the third quarter of 2008 compared to the same period in 2007 as a result of increased expense recognition for equity awards granted to certain of our employees during August 2007 and subsequent periods. Offsetting the increased expense from new awards was the vesting of awards subsequent to September 30, 2007 and a $0.9 million benefit recognized during the third quarter of 2008 from awards accounted for as liabilities whose value is calculated based on the price of our common stock. Absent the benefit recognized during the third quarter of 2008 from equity awards accounted for as liabilities, equity-based compensation increased by $1.1 million.

        Our professional fees declined approximately $6.8 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Since the completion of our delayed financial reporting process during 2007, our professional fees paid for legal, accounting and consulting services have declined significantly.

        Other general and administrative expense increased by $0.9 million and includes a $3.2 million charge recognized during the third quarter of 2008 in connection with an ongoing sales tax audit concerning state sales taxes not collected from the Company's customers and not remitted to the appropriate state agency. Also included in the $0.9 million increase in general and administrative expense is a $1.3 million net benefit related to the settlement of on-going legal matters and the continued refinement of liabilities recognized for litigation that is deemed probable and estimable.

  Interest Expense

        Interest expense increased $2.6 million, or 32.4%, for the three months ended September 30, 2008, compared to the same period in 2007. The increase in interest expense is primarily attributable to increased debt levels.

  Interest Income

        Interest income decreased approximately $1.6 million to $0.2 million for the third quarter of 2008 compared to $1.9 million for the third quarter of 2007. The decrease in interest income is primarily attributable to the reduction in our cash and cash equivalents and short-term investments which were used during the fourth quarter of 2007 to acquire Moncla.

  Other expense, net

        Other expense, net increased approximately $1.7 million to $2.2 million during the third quarter of 2008 compared to $0.4 million in the third quarter of 2007. The increase in other expense, net is primarily attributable to increased losses from our equity-method investment in IROC and foreign currency transaction losses from our international operations.

  Income Tax Expense

        Our income tax expense increased $5.1 million, or 21.5%, to $29.1 million for the third quarter of 2008 from $23.9 million for the third quarter of 2007. The increase in income tax expense during the third quarter of 2008 is attributable to increased taxable income for the period. Our effective tax rates were 37.5% and 40.0% for the three months ended September 30, 2008 and 2007, respectively, and decreased during the third quarter of 2008 as a result of new information that allowed the Company to claim incremental tax deductions for the calculation of taxes owed under the revised Texas Franchise tax.

  Nine Months Ended September 30, 2008 and 2007

        For the nine months ended September 30, 2008, our net income was $127.0 million, which represents a 6.8% decrease from the nine months ended September 30, 2007. Our earnings per fully diluted share for the period was $1.00 per share compared to $1.02 per share for the same period in 2007. The decline in earnings was primarily attributable to increased employee compensation costs, fuel costs, and pressure pumping supplies and consumable equipment costs that were not fully offset by increased profits from acquisitions, organic growth, price increases and lower professional fees.

        A detailed review of our operations for the first nine months of 2008 compared to the same period in 2007 is provided below.

  Revenues

        Our consolidated revenue for the nine months ended September 30, 2008 increased $260.6 million, or 21.1%, to $1.5 billion from $1.2 billion for the nine months ended September 30, 2007. Changes in revenue for each of our reportable segments were (in millions):

Change from Nine Months Ended September 30, 2007
Well servicing segment	$207.3
Pressure pumping segment	38.7
Fishing and rental segment	14.6

Total change	$260.6

        Acquisitions made during the previous twelve months increased our nine months ended September 30, 2008 well servicing revenue by $150.5 million, our pressure pumping segment revenue by $4.0 million and our fishing and rental segment revenue by $3.8 million, when compared to the corresponding period of 2007.

        Weather, including Hurricanes Ike and Gustav, impacted our domestic well servicing operations in parts of Texas, Louisiana and Oklahoma by significantly reducing the Company's operations in those impacted areas during the nine months ended September 30, 2008. The inclement weather also significantly impacted our fishing operations in the Gulf Coast by preventing some of our fishing crews from operating in the Gulf of Mexico.

  Direct Costs

        Consolidated direct costs increased $215.1 million, or 29.4%, to $946.3 million for the nine months ended September 30, 2008 compared to $731.2 million for the nine months ended September 30, 2007. Direct costs, excluding depreciation expense, were 63.3% of revenue during 2008, versus 59.3% during 2007. The change in direct costs was the result of (in millions):

Change from Nine Months Ended September 30, 2007
Direct costs of acquired businesses	$103.9
Employee compensation	35.4
Fuel	28.0
Pressure pumping supplies and equipment	24.1
Supplies, equipment and maintenance	19.7
Other direct expenses	4.0

Total change	$215.1

        Direct expenses attributable to businesses acquired during the previous twelve months contributed approximately $103.9 million to the increase in direct expenses during the first nine months of 2008 compared to the same period in 2007. These direct expenses were comprised of employee compensation ($61.9 million), supplies, equipment, and maintenance ($25.8 million), self-insurance costs ($6.1 million), fuel ($5.0 million) and other direct expenses ($5.1 million).

        Excluding acquisitions, direct employee compensation, which includes salaries, cash bonuses, health insurance, 401(k) costs and payroll taxes, increased approximately $35.4 million during the nine months ended September 30, 2008 compared to the same period in 2007. Our expansion in Mexico generated $5.3 million of the $35.4 million increase during the nine months ended September 30, 2008 compared to the same period in 2007. Additionally, during the nine months ended September 30, 2008, the Company incurred approximately $2 million of retroactive union wage increases that have not yet been recovered from our Argentine customers. Excluding these items, direct employee compensation increased 7.1% during the first nine months of 2008 compared to the same period in 2007. The labor market for our employees continues to be extremely tight, and our employees have been consistently targeted by our competition due to their high quality. As a result, we have increased wage rates for our employees in order to retain them, hired new crews to keep up with customer demand, and have had to incur recruiting costs to replace those employees who were lost to our competitors and to other industries.

        Excluding acquisitions, our fuel costs increased $28.0 million, or 52.4%, during the first nine months of 2008 compared to the same period in 2007. We estimate the average per-gallon cost of diesel fuel during the first nine months of 2008 has increased approximately 42.5% compared to the same period in 2007. To a lesser extent, our fuel costs have also risen due to the increased amount of fuel used as a result of the increase in our rig and truck hours.

        Pressure pumping supplies and equipment consists primarily of frac sand, chemicals and the related costs to transport those items. These costs, excluding costs attributable to acquisitions, increased approximately $24.1 million, or 36.5%, during the nine months ended September 30, 2008 compared to the same period in 2007. The increase in fuel prices resulted in higher operating costs for our pressure pumping segment as the prices for raw materials increased in addition to the shipping and transportation costs for goods and services purchased. To a lesser extent, we are also using more frac sand, chemicals and freight transportation services as a result of the expansion of our pressure pumping operations.

        Excluding acquisitions, costs for supplies, consumable equipment and maintenance costs have increased approximately $19.7 million for the first nine months of 2008, compared to the same period in 2007. The increase in these costs is due to higher prices from our vendors and increased repairs and maintenance resulting from the preparation of our well servicing assets for increased utilization and expansion of our well servicing operations.

  Depreciation and Amortization

        Depreciation and amortization expense increased approximately $33.4 million during the first nine months of 2008, compared to the same period in 2007. Acquisitions made during the previous twelve months contributed approximately $25.5 million of depreciation and amortization expense during the nine months ended September 30, 2008. The remainder of the increase can be attributed to our larger fixed asset base; since the end of the third quarter of 2007, we have cumulatively spent approximately $175.0 million on capital expenditures.

  General and Administrative

        General and administrative expenses increased $23.7 million, or 14.4%, to $188.5 million for the nine months ended September 30, 2008, compared to $164.8 million for the nine months ended September 30, 2007. General and administrative expense was 12.6% of revenue for the first nine months of 2008 and 13.4% of revenue for the first nine months of 2007. The change in general and administrative expense was the result of (in millions):

Change from Nine Months Ended September 30, 2007
General and administrative expenses of acquired businesses	$10.4
Employee compensation, other than equity-based	20.2
Equity-based compensation	3.6
Professional fees	(13.5)
Other general and administrative expenses	3.0

Total change	$23.7

        General and administrative expenses associated with businesses that we acquired during the previous twelve months were approximately $10.4 million during the first nine months of 2008. These costs were primarily comprised of employee compensation costs, communication costs and travel expenses associated with the integration of these businesses into our operations.

        Excluding acquisitions, general and administrative costs associated with non-equity employee compensation, which is comprised of salaries, cash bonuses, health insurance, 401(k) fees and payroll taxes, increased approximately $20.2 million for the nine months ended September 30, 2008 compared to the same period in 2007. The increase in non-equity based compensation was the result of the expansion of our business development efforts ($5.3 million), which included approximately $2.9 million in costs attributable to the reassignment of certain operational employees previously classified as direct costs, and approximately $2.4 million resulting from the hiring of additional employees involved in the business development effort. The $20.2 million increase is also due to increased incentive compensation based on a larger bonus pool and higher base wage rates ($8.2 million), the expansion of our international operations in Mexico and Argentina ($3.3 million), payroll taxes related to these items ($2.0 million) and other miscellaneous compensation related items ($1.4 million). Excluding the reassignment of certain employees, additional personnel hired to expand our business development group and general and administrative employees added from acquisitions, corporate general and administrative headcount remained largely unchanged from the nine months ended September 30, 2007.

        The $3.6 million increase in equity-based compensation was attributable to new equity awards granted to certain of our employees since the second quarter of 2007, as well as an increase in the fair value of certain awards classified as liabilities whose value is dependent on the price of our common stock. Partially offsetting these increases were awards that vested either during the first nine months of 2007 or awards that vested during the first nine months of 2008 that were not outstanding for a comparable period during the first nine months of 2008 or 2007.

        Our professional fees declined approximately $13.5 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Since the completion of our delayed financial reporting process during 2007, our professional fees paid for legal, accounting and consulting services have declined significantly.

        Excluding acquisitions, other general and administrative expense increased by $3.0 million and includes a $3.2 million charge recognized during the third quarter of 2008 in connection with an ongoing sales tax audit concerning state sales taxes not collected from the Company's customers and not remitted to the appropriate state agency. Also included in the $3.0 million increase in general and administrative expense is a $1.3 million net benefit related to the settlement of on-going legal matters and the continued refinement of liabilities recognized for litigation that is deemed probable and estimable.

  Interest Expense

        Interest expense increased $4.4 million, or 16.6%, for the nine months ended September 30, 2008, compared to the same period in 2007. The increase in interest expense is primarily attributable to increased debt levels.

  Interest Income

        Interest income decreased approximately $4.7 million to $0.9 million for the nine months ended September 30, 2008 compared to $5.6 million for the nine months ended September 30, 2007. The decrease in interest income is primarily attributable to the reduction in our cash and cash equivalents and short-term investments, as a result of cash payments during the fourth quarter of 2007 in connection with our acquisition of Moncla.

  Other expense, net

        Other expense, net increased approximately $0.9 million to $1.2 million during the first nine months of 2008 compared to $0.3 million during the same period of 2007. The increase in other expense, net is primarily attributable to lower income from our equity-method investment in IROC and foreign currency transaction losses from our international operations.

  Income Tax Expense

        Our income tax expense decreased $7.8 million, or 9.0%, to $79.0 million for the first nine months of 2008 from $86.8 million for the first nine months of 2007, primarily due to lower taxable income. Our effective tax rates were 38.4% and 38.9% for the nine months ended September 30, 2008 and 2007, respectively. Our effective tax rate decreased because new information became available that allowed the Company to claim incremental tax deductions for the calculation of taxes owed under the revised Texas Franchise tax.

Results of Operations by Segment

  Three Months Ended September 30, 2008 and 2007

        The following table shows operating results for each of our segments for the three month periods ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,
	2008	2007	Change
	(in thousands, except for percentages)
Well Servicing segment
Revenues	$409,743	$311,304	$98,439
Direct costs, excluding depreciation	255,631	193,151	62,480
Direct costs, excluding depreciation, as a percentage of revenue	62.4%	62.0%	0.4%
Pressure Pumping segment
Revenues	$93,375	$77,112	$16,263
Direct costs, excluding depreciation	68,270	49,357	18,913
Direct costs, excluding depreciation, as a percentage of revenue	73.1%	64.0%	9.1%
Fishing and Rental segment
Revenues	$32,502	$25,551	$6,951
Direct costs, excluding depreciation	18,294	14,974	3,320
Direct costs, excluding depreciation, as a percentage of revenue	56.3%	58.6%	(2.3)%

  Well Servicing Segment

        Revenues for our Well Servicing segment increased $98.4 million, or 31.6%, to $409.7 million for the three months ended September 30, 2008, compared to $311.3 million for the three months ended September 30, 2007. Businesses acquired during the previous twelve months contributed approximately $53.9 million to the increase in our Well Servicing segment revenues for the third quarter of 2008. Other increases in well servicing revenues were attributable to the expansion of our cased-hole electric wireline business, whose revenues increased approximately $4.1 million for the third quarter of 2008 compared to the same period in 2007, and the expansion of our international operations in Mexico, which increased revenue by $10.1 million during the third quarter of 2008. Excluding these items, well servicing revenue increased approximately $30.4 million, or 10.1%. The increase is the result of higher activity levels over comparative periods and pricing increases initiated during the second and third quarters of 2008.

        Weather, including Hurricanes Ike and Gustav, impacted our domestic well servicing operations in parts of Texas, Louisiana, and Oklahoma by significantly reducing the Company's operations in those impacted areas during the quarter ended September 30, 2008.

        Direct costs for our Well Servicing segment were $255.6 million during the three months ended September 30, 2008, which represented an increase of $62.5 million, or 32.3%, from the same period in 2007. Excluding depreciation, direct costs for the Well Servicing segment were 62.4% of revenue for the third quarter of 2008 and 62.0% of revenue for the same period in 2007. The increase in direct costs for our Well Servicing segment was attributable to (in millions):

Change from Three Months Ended September 30, 2007
Direct costs of acquired businesses	$35.4
Employee compensation	12.5
Fuel	8.0
Supplies, equipment and maintenance	6.0
Other direct expenses	0.6

Total change	$62.5

        Direct costs associated with the well servicing businesses we acquired during the previous twelve months contributed approximately $35.4 million to the increase in direct costs compared to the third quarter of 2007. These costs were made up of employee compensation ($21.8 million), fuel ($1.4 million), self-insurance costs ($1.9 million), supplies, equipment and maintenance ($8.8 million) and other direct expenses ($1.5 million).

        Excluding acquisitions, direct employee compensation for our Well Servicing segment increased approximately $12.5 million, or 10.7%, during the third quarter of 2008 compared to the third quarter of 2007. Our expansion in Mexico generated $2.3 million of the $12.5 million increase during the third quarter of 2008 compared to the same period in 2007. Additionally, during the three months ended September 30, 2008 the Company incurred approximately $2 million of retroactive union wage increases that have not yet been recovered from our Argentine customers. Excluding these items, direct employee compensation increased 7.0% during the third quarter of 2008 compared to the same period in 2007.

        The labor market for our employees continues to be extremely tight, and we have implemented wage rate increases in order to retain a quality workforce and prevent our competitors from hiring away our workers. Additionally, we have added crews in several of our operating locations in order to support the increased utilization of our equipment in those areas.

        Excluding acquisitions, fuel costs for our Well Servicing segment increased approximately $8.0 million, or 57.7%, for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. The primary driver of this increase has been the rise in our per-gallon cost of fuel; we estimate the average per-gallon cost of diesel fuel during the third quarter of 2008 has increased approximately 45.1% compared to the same period in 2007. Also contributing to the increase is the fact that we are using more fuel to support the increased utilization in certain of our core well servicing markets.

        Excluding acquisitions, supplies, equipment and maintenance costs increased approximately $6.0 million, or 13.5%, for the three months ended September 30, 2008, compared to the same period in 2007. The primary drivers of this increase are higher repairs and maintenance expense ($3.1 million) and increased costs for equipment and supplies which is primarily related to our vendors charging us higher prices for chemicals used in the well servicing process. Additionally, repairs and maintenance expense increased in conjunction with the preparation of our well servicing assets to allow for increased utilization and expansion of our well servicing operations.

  Pressure Pumping Segment

        The Leader asset acquisition, which was completed during the third quarter of 2008, contributed approximately $4.0 million to the $16.3 million, or 21.1%, increase in the Pressure Pumping segment revenues for the third quarter of 2008 compared to the same period in 2007. Excluding the impact from acquisitions, revenues from our pressure pumping operations increased $12.3 million, or 15.9%, for the third quarter of 2008 compared to the same period in 2007. The $12.3 million increase in revenue is primarily the result of the addition of frac equipment during August 2007 and February 2008. As a result of the frac equipment additions, the quantity of frac jobs we performed in the third quarter of 2008 increased compared to the third quarter of 2007, leading to higher revenues. Revenue also increased as a result of price increases initiated by the Company for pressure pumping services that involve the use of certain materials such as sand and other items, in which our costs to acquire those materials have increased. Offsetting the increases in revenue resulting from equipment additions and prices increases for certain materials, are increases in the discounts offered to some of our customers to maintain an adequate utilization rate of our equipment and a decrease in the number of acid and cement jobs performed during the third quarter of 2008 compared to the third quarter of 2007.

        Direct costs for our Pressure Pumping segment were $68.3 million during the three months ended September 30, 2008, which represented an increase of $18.9 million, or 38.3%, from the same period in 2007. Excluding depreciation, direct costs for the Pressure Pumping segment were 73.1% of revenue for the three months ended September 30, 2008 and 64.0% of revenue for the three months ended September 30, 2007 due to higher operating costs and increased price discounts offered to our customers. The increase in direct costs for our Pressure Pumping segment was attributable to (in millions):

Change from Three Months Ended September 30, 2007
Direct costs of acquired businesses	$2.1
Sand, chemicals and freight	9.6
Fuel	2.5
Employee compensation	2.3
Repairs and maintenance	0.7
Other direct expenses	1.7

Total change	$18.9

        Direct costs associated with the Leader asset acquisition contributed approximately $2.1 million to the overall increase in the direct costs of our Pressure Pumping segment during the third quarter of 2008 compared to the same period in 2007.

        Excluding acquisitions, sand, chemicals and freight costs for our Pressure Pumping segment increased approximately $9.6 million during the third quarter of 2008 compared to the same period in 2007. The increase in these costs was driven by higher usage and increased commodity prices, as well as the fact that in the third quarter of 2008, the Pressure Pumping segment began using proppants which are more expensive than normal sand. Our freight costs have also increased as a result of increased fuel costs, which increased the cost of shipping our frac sand.

        Excluding acquisitions, fuel costs for our Pressure Pumping segment increased approximately $2.5 million for the third quarter of 2008, compared to the same period in 2007. The increase in fuel costs were driven primarily by the rise in the per-gallon cost of gasoline and diesel; we estimate the average per-gallon cost of diesel fuel during the third quarter of 2008 has increased approximately 45.1% compared to the same period in 2007. Also contributing to the increase in fuel costs were the higher activity levels of the Pressure Pumping segment during the third quarter of 2008.

        Employee compensation costs increased approximately $2.3 million during the third quarter of 2008 compared to the same period in 2007. The increase in employee compensation was driven by higher headcount as several frac crews were added in order to support the expansion of our pressure pumping operations in the Barnett Shale and higher wage rates in order to retain quality employees.

        Excluding acquisitions, repairs and maintenance increased approximately $0.7 million for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Our repairs and maintenance costs have increased primarily due to higher activity of the Pressure Pumping segment and higher prices from our vendors.

  Fishing and Rental Segment

        Revenues for our Fishing and Rental segment increased $7.0 million, or 27.2%, for the third quarter of 2008 compared to the same period in 2007. The acquisition of Hydra-Walk during the second quarter of 2008 contributed approximately $2.7 million to this increase. Excluding the acquisition, revenues for our Fishing and Rental segment increased approximately $4.3 million during the third quarter of 2008 compared to the same period in 2007. The increase in revenues was attributable to price increases initiated during the second quarter of 2008 that were substantially in effect by the end of the third quarter of 2008 and an increase in the performance of reverse unit and fishing jobs compared to the same period in 2007.

        Weather, including Hurricanes Ike and Gustav, impacted our fishing operations in the Gulf Coast by significantly reducing the Company's operations in the Gulf of Mexico during the quarter ended September 30, 2008.

        Direct costs for our Fishing and Rental segment increased $3.3 million, or 22.2%, to $18.3 million for the third quarter of 2008 compared to $15.0 million for the third quarter of 2007. Excluding depreciation expense, direct costs for the Fishing and Rental segment were 56.3% of revenue during the third quarter of 2008 and 58.6% of revenue during the same period in 2007. Increased direct costs for this segment are attributable to (in millions):

Change from Three Months Ended September 30, 2007
Direct costs of acquired businesses	$1.5
Employee compensation	1.1
Supplies, equipment and maintenance	1.1
Fuel	0.5
Other direct expenses	(0.9)

Total change	$3.3

        Excluding acquisitions, employee compensation costs for our Fishing and Rental segment, which include salaries, bonuses, health insurance, 401(k) and related payroll taxes, increased approximately $1.1 million for the third quarter of 2008 compared to the same period in the prior year. The increase in employee compensation is primarily due to an increase in direct headcount, as this segment added fishing tool supervisors and reverse unit operators to operate new equipment.

        Excluding acquisitions, supplies, equipment and maintenance costs for this segment increased approximately $1.1 million for the three months ended September 30, 2008 compared to the same period in 2007. Increases in repairs and maintenance were driven primarily by the increased activity levels of this segment and price increases from our vendors. Also contributing to the increase is a larger number of subrentals, the costs of which are passed along to our customers through our billings.

        Excluding acquisitions, fuel costs for our Fishing and Rental segment increased approximately $0.5 million during the third quarter of 2008 compared to the same period in 2007. We estimate the average per-gallon cost of diesel fuel during the third quarter of 2008 has increased approximately 45.1% compared to the same period in 2007.

  Nine Months Ended September 30, 2008 and 2007

        The following table shows operating results for each of our segments for the nine month periods ended September 30, 2008 and 2007, respectively:

	Nine Months Ended September 30, 2008
	2008	2007	Change
	(in thousands, except for percentages)
Well Servicing segment
Revenues	$1,138,580	$931,289	$207,291
Direct costs, excluding depreciation	709,016	545,983	163,033
Direct costs, excluding depreciation, as a percentage of revenue	62.3%	58.6%	3.7%
Pressure Pumping segment
Revenues	$267,179	$228,478	$38,701
Direct costs, excluding depreciation	184,886	143,299	41,587
Direct costs, excluding depreciation, as a percentage of revenue	69.2%	62.7%	6.5%
Fishing and Rental segment
Revenues	$88,263	$73,629	$14,634
Direct costs, excluding depreciation	52,422	41,934	10,488
Direct costs, excluding depreciation, as a percentage of revenue	59.4%	57.0%	2.4%

  Well Servicing Segment

        Revenues for our Well Servicing segment increased $207.3 million, or 22.3%, to $1.1 billion for the nine months ended September 30, 2008 compared to $931.3 million for the nine months ended September 30, 2007. Businesses acquired during the previous twelve months contributed approximately $150.5 million to the increase in our Well Servicing segment revenues for the first nine months of 2008. Other increases in well servicing revenues were attributable to the expansion of our cased-hole electric wireline business, whose revenues increased approximately $12.4 million for the first nine months of 2008 compared to the same period in 2007, and the expansion of our international operations in Mexico, which increased revenue by $25.5 million during the first nine months of 2008 compared to the same period of 2007. Excluding these items, well servicing revenue increased by approximately $19.0 million. The increase is the result of higher activity levels over comparative periods and pricing increases initiated during the second and third quarters of 2008.

        Weather, including Hurricanes Ike and Gustav, impacted our domestic well servicing operations in parts of Texas, Louisiana and Oklahoma during the third quarter of 2008 by significantly reducing the Company's well servicing operations in those impacted areas during the nine months ended September 30, 2008.

        Direct costs for our Well Servicing segment were $709.0 million during the nine months ended September 30, 2008, which represented an increase of $163.0 million, or 29.9%, from the same period in 2007. Excluding depreciation, direct costs for our Well Servicing segment were 62.3% of revenue for the nine months ended September 30, 2008 compared to 58.6% of revenue for the nine months ended

September 30, 2007. The increase in direct costs for our Well Servicing segment was attributable to (in millions):

Change from Nine Months Ended September 30, 2007
Direct costs of acquired businesses	$100.0
Employee compensation	27.0
Fuel	19.4
Supplies, equipment and maintenance	13.8
Other direct expenses	2.8

Total change	$163.0

        Direct expenses associated with the well servicing businesses we acquired during the previous twelve months contributed approximately $100.0 million to the overall increase in well servicing direct expenses during the first nine months of 2008 compared to the first nine months of 2007. These expenses were comprised of employee compensation ($59.5 million), supplies, equipment and maintenance ($24.8 million), fuel ($4.8 million), self-insurance costs ($6.1 million) and other direct expenses ($4.8 million).

        Excluding acquisitions, direct Well Servicing segment employee compensation increased approximately $27.0 million, or 7.9%, during the first nine months of 2008 compared to the same period in 2007. Our expansion in Mexico generated $5.3 million of the $27.0 million increase during the nine months ended September 30, 2008 compared to the same period in 2007. Additionally, during the nine months ended September 30, 2008 the Company incurred approximately $2 million of retroactive union wage increases that have not yet been recovered from our Argentine customers. Excluding these items, direct employee compensation increased 5.7% during the first nine months of 2008 compared to the same period in 2007. The labor market for our employees continues to be extremely tight, and we have implemented wage rate increases in order to retain a quality workforce and prevent our competitors from hiring away our workers.

        Excluding acquisitions, fuel costs for the Well Servicing segment increased $19.4 million, or 48.3%, for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Our fuel usage has increased over the first nine months of 2007 in certain of our core well servicing markets, but the primary driver in the increase is the higher price of gasoline and diesel. We estimate the average per-gallon cost of diesel fuel during the first nine months of 2008 has increased approximately 42.5% compared to the same period in 2007.

        Excluding acquisitions, expenses related to supplies, equipment and maintenance for our Well Servicing segment increased $13.8 million during the first nine months of 2008 compared to the same period in 2007. The increase in these costs is due to higher prices from our vendors and greater repairs and maintenance being performed on our well servicing equipment, as well as higher costs for the chemicals we use in our well servicing operations ($6.5 million) and higher freight costs ($2.8 million), as well as other miscellaneous items ($4.5 million).

  Pressure Pumping Segment

        The Leader asset acquisition that was completed during the third quarter of 2008 contributed approximately $4.0 million to the $38.7 million, or 16.9%, increase in the Pressure Pumping segment revenues during the first nine months of 2008 compared to the same period in 2007. Excluding the impact from acquisitions, revenues from our pressure pumping operations increased $34.7 million, or 15.2%, for the first nine months of 2008 compared to the same period in 2007. The $34.7 million increase in revenue is primarily the result of the addition of frac equipment during February 2007, August 2007, and February 2008. As a result of the frac equipment additions, the quantity of frac jobs we performed in the first nine months of 2008 increased compared to the first nine months of 2007, leading to higher revenues. Revenue also increased as a result of price increases initiated by the Company for pressure pumping services that involve the use of certain materials, such as sand and other items, in which our costs to acquire these materials have increased. Offsetting the increases in revenue resulting from equipment additions and price increases for certain materials, are increases in the discounts offered to some of our customers to maintain an adequate utilization rate of our equipment and a decrease in the number of acid and cement jobs performed during the first nine months of 2008 compared to the first nine months of 2007.

        Direct costs for our Pressure Pumping segment were $184.9 million during the nine months ended September 30, 2008, which represented an increase of $41.6 million, or 29%, from the same period in 2007. Excluding depreciation expense, direct costs for the Pressure Pumping segment were 69.2% of revenue for the first nine months of 2008 compared to 62.7% for the first nine months of 2007.

        The increase in direct costs for our Pressure Pumping segment was attributable to (in millions):

Change from Nine Months Ended September 30, 2007
Direct costs of acquired businesses	$2.1
Sand, chemicals and freight	24.1
Fuel	6.9
Employee compensation	4.6
Other direct expenses	3.9

Total change	$41.6

        Direct expenses associated with the Leader asset acquisition contributed approximately $2.1 million to the overall increase in the direct expenses of our Pressure Pumping segment during the first nine months of 2008 compared to the first nine months of 2007.

        Excluding acquisitions, costs for frac sand, chemicals and freight increased approximately $24.1 million for the first nine months of 2008 compared to the first nine months of 2007. The increase in sand costs was attributable to higher commodity prices, the change to the use of coated sand, which is more expensive than normal sand, and increased sand and chemical volumes purchased to support the expansion of our pressure pumping operations in the Barnett Shale and other formations. Freight costs increased due to higher volumes of sand being transported and increased pricing from our freight vendors.

        Excluding acquisitions, fuel costs for the Pressure Pumping segment increased approximately $6.9 million during the first nine months of 2008 compared to the first nine months of 2007. The increase in fuel costs is due directly to the increase in activity by this segment and the rise in the per-gallon cost of fuel. We estimate the average per-gallon cost of diesel fuel during the first nine months of 2008 has increased approximately 42.5% compared to the same period in 2007.

        Excluding acquisitions, employee compensation costs for the Pressure Pumping segment increased approximately $4.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in employee compensation is attributable to the addition of several frac crews to serve our customer base in the Barnett Shale and other regions, as well as higher wage rates paid to our employees in order to retain a quality workforce.

  Fishing and Rental Segment

        Revenues for our Fishing and Rental segment increased $14.6 million, or 19.9%, for the first nine months of 2008 compared to the same period in 2007. The acquisition of Hydra-Walk during the second quarter of 2008 contributed approximately $3.8 million to the increase in Fishing and Rental segment revenues during the nine months ended September 30, 2008. Excluding the Hydra-Walk acquisition, revenues increased approximately $10.8 million. The increase in fishing and rental revenue is due to the combination of poor weather in the first quarter of 2007, which hampered the operations of this segment, a change in the product mix during the first nine months of 2008, which saw this segment perform more higher revenue generating reverse unit and offshore fishing jobs, and price increases initiated during the second quarter of 2008 that were substantially in effect by the end of the third quarter of 2008.

        Weather, including Hurricanes Ike and Gustav, impacted our fishing operations in the Gulf Coast by significantly reducing the Company's operations in the Gulf of Mexico during the quarter ended September 30, 2008.

        Direct costs for our Fishing and Rental segment increased $10.5 million, or 25%, to $52.4 million for the first nine months of 2008 compared to $41.9 million for the first nine months of 2007. Excluding depreciation, direct costs were 59.4% of revenue for the nine months ended September 30, 2008 and 57.0% of revenue for the nine months ended September 30, 2007. Direct expenses associated with the Hydra-Walk acquisition contributed approximately $1.8 million to the overall increase in the direct expenses of our fishing and rental operations during the first nine months of 2008 compared to the first nine months of 2007 and were comprised primarily of employee compensation expenses. The increased direct costs for this segment are attributable to (in millions):

Change from Nine Months Ended September 30, 2007
Direct costs of acquired businesses	$1.8
Employee compensation	3.8
Equipment and supplies	2.1
Fuel	1.6
Repairs and maintenance	1.4
Other direct expenses	(0.2)

Total change	$10.5

        Excluding acquisitions, employee compensation costs for the Fishing and Rental segment have increased approximately $3.8 million over the first nine months of 2007. Increases in employee compensation are primarily attributable to an increase in headcount as the Fishing and Rental segment has added workers in order to support its increased activities and to higher wage rates and bonuses paid in order to retain quality personnel.

        Excluding acquisitions, equipment and supply costs increased approximately $2.1 million during the nine months ended September 30, 2008 compared to the same period in 2007. The increase in these costs is primarily associated with subrentals, which are generally passed along to our customers through our billings.

        Excluding acquisitions, fuel costs for the Fishing and Rental segment increased approximately $1.6 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase in fuel costs is attributable to increased fuel consumption in order to support our operations, and an increase in per-gallon prices. We estimate the average per-gallon cost of diesel fuel during the first nine months of 2008 has increased approximately 42.5% compared to the same period in 2007.

        Excluding acquisitions, repairs and maintenance costs for the Fishing and Rental segment increased approximately $1.4 million for the first nine months of 2008 compared to the first nine months of 2007. The increase in repairs and maintenance is directly attributable to higher costs paid to vendors, as well as increased repairs and maintenance activity to support the segment's expanded offshore operations.

Liquidity and Capital Resources

  Historical Cash Flows

        The following table summarizes our cash flows for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008	2007
	(in thousands)
Net cash provided by operating activities	$240,838	$190,223
Cash paid for capital expenditures	(130,213)	(167,823)
Cash paid for short-term investments	—	(98,446)
Proceeds from sale of short-term investments	268	50,035
Acquisitions, net of cash acquired	(63,200)	(5,982)
Acquisition of Leader fixed assets	(34,448)	—
Other investing activities, net	4,528	3,284
Repayments of indebtedness and capital lease obligations	(43,645)	(13,245)
Borrowings under revolving credit facility	155,000	—
Cash paid to repurchase common stock	(124,815)	(702)
Other financing activities, net	8,069	—
Effect of changes in exchange rates on cash	326	17

Net increase (decrease) in cash and cash equivalents	$12,708	$(42,639)

Sources of Liquidity

        Our sources of liquidity include our current cash and cash equivalents, availability under our Senior Secured Credit Facility, and internally generated cash flows from operations. During the fourth quarter of 2007, we refinanced our indebtedness and issued $425.0 million of 8.375% Senior Notes and used the proceeds from that issuance to retire our then-existing senior credit facility. The Notes have a coupon of 8.375%, do not require prepayments, and mature in 2014. We also entered into our current Senior Secured Credit Facility (see Note 8—"Long-Term Debt") during the fourth quarter of 2007. The Senior Secured Credit Facility consists of a revolving credit facility, a letter of credit sub-facility and a swing line facility up to an aggregate principal amount of $400.0 million, all of which mature no later than 2012.

        During the third quarter of 2008, we borrowed approximately $70.0 million under the revolving credit facility to finance our acquisition of Leader, fund our initial investment in Geostream (funded in October 2008), and for general corporate purposes. As of September 30, 2008, $170.0 million of borrowings were outstanding under the revolving credit facility and $61.6 million of letters of credit issued under the letter of credit sub-facility were outstanding, which reduces the total borrowing capacity under the Senior Secured Credit Facility.

        On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. LCPI, a subsidiary of Lehman, was a member of the syndicate of banks participating in our Senior Secured Credit Facility. LCPI's commitment was approximately 11% of the Company's total facility. We do not believe that the reduction in the available capacity under the Senior Secured Credit Facility has had or will have a material impact on the Company's liquidity.

        We believe that our liquidity position is strong. As of October 31, 2008, we had $53.9 million of letters of credit issued under the letter of credit sub-facility and approximately $661.7 million of total debt and capital leases, including notes payable to affiliates. Our availability under the Senior Secured Credit Facility as of October 31, 2008 was approximately $141.0 million. This availability reflects the reduction of approximately $17.3 million of unfunded commitments by LCPI.

        We believe that this amount is acceptable given our recent financial performance and the anticipated activity levels for the remainder of 2008.

Share Repurchase Plan

        In October 2007, our Board of Directors authorized a share repurchase program of up to $300.0 million which is effective through March 31, 2009. From the inception of the program in November 2007 through October 31, 2008, we have repurchased approximately 12.9 million shares of our common stock through open market transactions for an aggregate price of approximately $164.3 million. Share repurchases during the third quarter of 2008 were approximately 1.8 million shares for an aggregate price of approximately $28.5 million. Share repurchases during the nine months ended September 30, 2008 were approximately 8.8 million shares for an aggregate price of approximately $120.8 million. Our repurchase program, as well as the amount and timing of future repurchases, is subject to market conditions, our financial condition, and our liquidity. Our Senior Secured Credit Facility permits us to make stock repurchases in excess of $200.0 million only if our consolidated debt to capitalization ratio (as defined) is below 50%; as of September 30, 2008, that ratio was below 50%.

Future Cash Requirements

        For the remainder of 2008, we anticipate our cash requirements to include working capital needs, capital expenditures, acquisitions and the potential repurchase of our common stock. We believe that our current cash and cash equivalents, our availability under our Senior Secured Credit Facility, and our internally generated cash flows from operations will be sufficient to finance the cash requirements of our current and near-term future operations, including the capital expenditures we have budgeted for the remainder of the year. We do not budget for acquisitions; however, we continuously evaluate opportunities that fit our specific acquisition profile. We anticipate financing any future acquisitions through a combination of our cash on hand, future cash flows from operations, and availability under our Senior Secured Credit Facility.

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

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

        As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation and the identification of the material weaknesses in internal control over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and discussed below, management concluded that, as of September 30, 2008, the Company's disclosure controls and procedures remained not effective.

Internal Control Over Financial Reporting

        In October 2006, we filed our 2003 Financial and Informational Report on Form 8-K/A that included an audited consolidated balance sheet that presented our financial condition as of December 31, 2003 in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"). We did not present other consolidated financial statements in accordance with GAAP as we were unable to identify with sufficient certainty the period(s) in 2003 or before in which to record certain write-offs and write-downs that were identified in our restatement process. Investors should refer to the 2003 Financial and Information Report for a full description of our restatement and financial reporting process through the date of that report. In the third quarter of 2007, we filed our Annual Report on Form 10-K for the year ended December 31, 2006 (the "2006 Report"). Concurrently with that filing, we filed our Quarterly Reports on Form 10-Q for the years 2005 and 2006. In September 2007 we filed our Quarterly Reports on Form 10-Q for the first and second quarters of 2007, and, in November 2007, we filed our Quarterly Report on Form 10-Q for the third quarter of 2007. Our Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Report") was filed timely in February 2008, and our Quarterly Reports on Form 10-Q for the first and second quarters of 2008 were also timely filed.

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

        The material weaknesses identified in our internal control over financial reporting that existed at December 31, 2007, and the status of our remediation efforts through September 30, 2008, are described below:

         Financial Close and Reporting.    In response to the material weaknesses in the financial close and reporting process disclosed in the 2006 Report, we instituted substantial changes to our internal control structure in these areas during 2007. These changes included adding additional personnel, adding analytical procedures and reviews, refining the methodologies for the preparation of our financial statements, adding reconciliations of our accounts and reconciliations between our general ledger and subledger systems, as well as increasing the availability of evidence for those controls operating. However, as a result of our delayed reporting in 2007 and the devotion of resources to completing our required 2006 and 2007 filings, many of these improvements were not in place and evidenced as operating effectively until the financial close and reporting activities for the fourth quarter of 2007. Due to the timing of these improvements, sufficient instances of these controls in operation had not occurred for the controls to be assessed as effective at December 31, 2007. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008. Until this process is completed, we cannot conclude that this material weakness had been remediated. Management believes that the remedial controls put in place in 2007, which continue in operation through the third quarter of 2008, will be sufficient to remediate the previously identified material weaknesses in the financial close and reporting process.

         Authorizations of Expenditures.    In our 2006 Report, we determined that at December 31, 2006 multiple control deficiencies existed regarding our ability to appropriately ensure and evidence that expenditures, covering substantially all aspects of spending, were approved by the appropriate level of management in accordance with our established policies and, as a result, we identified this as a material weakness. During 2007, changes were made that included the establishment of approval authorities and automated controls in our procurement system. Notwithstanding these changes, certain deficiencies remained at December 31, 2007. The remaining deficiencies resulting in a material weakness at December 31, 2007, were our inability to ensure and evidence that (i) timely approvals occurred for expenditures made through our procurement system or (ii) that expenditures not made through our procurement system were appropriately approved in accordance with our policies. In addition to the changes previously discussed, we also instituted compensating controls in 2007, such as analytical procedures; however, these compensating controls were not all in place and evidenced as operating effectively until the financial close and reporting for the fourth quarter of 2007. Additionally, in the second quarter of 2008, we implemented an automated and paperless invoicing and approval process. Because the automated approvals and payments process eliminates manual approvals, we believe this process provides increased controls for authorization of expenditures. We have begun, but have not yet completed, our process for evaluating the operating effectiveness of these controls for 2008. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008. Until this process is completed, we cannot conclude that this deficiency has been remediated. Management believes that the remedial controls put in place in 2007 and the second quarter of 2008, which continue in operation through the third quarter of 2008, will be sufficient to remediate previously identified material weaknesses related to authorizations of expenditures.

         Recording of Revenues.    Due to the fact that our revenue process is heavily dependent upon manual reviews and approvals of credit terms, amounts to be billed and recorded, and adjustments for bad debts, we determined in our 2006 Report that a material weakness existed at December 31, 2006 regarding the recording of revenues. At December 31, 2007, we determined that a material weakness still existed in our revenue process because sufficient evidence of manual approvals at the field level necessary to evidence the recognition of revenues could not be adequately substantiated. During 2007, we instituted compensating controls such as more detailed analytical reviews of accrued revenues, analysis of aged receivables and account reconciliations of our revenue systems to our general ledger. Sufficient instances of these compensating controls in operation had not occurred for these compensating controls to be assessed as effective at December 31, 2007. We have begun, but have not yet completed, our process for evaluating the operating effectiveness of these controls for 2008. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008. Until this process is completed, we cannot conclude that this deficiency has been remediated. Management believes that the compensating controls put in place in 2007, which continue in operation through the third quarter of 2008, are sufficient to compensate for the identified deficiencies in approvals and that with the passage of sufficient close and reporting cycles to evidence operation of these controls, the material weakness related to recording of revenues will be remediated.

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

        In the second quarter of 2008, we implemented enhancements to our control process to evaluate the status of assets recorded as work in process to ensure that the associated depreciation expense is correct in all material respects. We also implemented enhancements to our disposal process to ensure that the associated gains and losses are reflected in the appropriate periods. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008. We anticipate that this process will be largely completed in the fourth quarter of 2008. Until this process is completed, we cannot conclude that this deficiency has been remediated. We believe that the changes mentioned above will be sufficient to remediate the previously identified material weakness with respect to PP&E.

         User Developed Applications.    In the course of preparing our consolidated financial statements, numerous spreadsheets and database programs ("User Developed Applications") are employed. The User Developed Applications are utilized by us in calculating estimates, reconciling payroll hours, tracking inventory costs and making cost allocations, among other things. At December 31, 2006, we identified a material weakness as most User Developed Applications were not secured as to access, logical security, changes or data integrity. In 2007, management began an effort to identify all of its User Developed Applications and remediate the weakness that had been identified through controls in the User Developed Applications themselves. Also, to mitigate the associated risk for situations where the above controls could not be implemented, compensating controls were put in place; however, for many of these compensating controls, sufficient instances had not occurred for these controls to be assessed as effective at December 31, 2007. These efforts, along with elimination of certain User Developed Applications from some of our critical processes, continue into 2008.

        During the third quarter of 2008, management implemented a formal financial spreadsheet controls policy to govern the development, use and control of critical financial spreadsheets.

        We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008. Until this process is completed, we cannot conclude that this deficiency has been remediated. Management believes that the controls and compensating controls put in place in 2007 and continuing into 2008 will be sufficient to remediate these deficiencies

         Application Access and Segregation of Duties.    In our 2006 Report, we determined that material weaknesses existed at December 31, 2006 in four aspects of information technology general controls over security and segregation of duties of our primary financial systems. These include security administration procedures, administrator access privileges, database and file access, and password controls. The weaknesses in these information technology general control areas were further evidenced by, or related to, deficiencies in our various access controls at the financial system level, causing inappropriate access and lack of appropriate segregation of duties in some of our significant processes.

In 2007 we implemented management reports for business owner review as well as administrative controls and procedures. Additionally, in late 2007 we put compensating controls in place, such as analytical reviews. These controls were not fully effective in remediating the identified weakness.

        In the second quarter of 2008, management implemented changes to its business owner review of access and segregation of duties across the systems we utilize. Management believes that these changes will enhance the controls associated with systems access and segregation of duties. In addition to these changes, management believes the compensating controls put in place will be sufficient to compensate for the identified deficiencies in access and segregation of duties. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008. Until this process is completed, we cannot conclude that this deficiency has been remediated.

         Payroll.    We determined that at December 31, 2007, a material weakness in our system of internal controls existed related to certain control activities associated with our payroll process. The weaknesses identified related to lack of appropriate training and competency of certain personnel involved in the process, lack of appropriate documentation concerning hours worked or pay rate changes, and deficiencies in reconciliations related to payroll information. These deficiencies had been previously identified in our 2006 Report as part of Account Reconciliations and Authorization for Expenditures. In 2007, we continued our process to improve our data quality and controls surrounding our payroll process, beginning with system enhancements and organizational changes. In late 2007, we initiated another phase of this process, which encompasses changes to payroll practices, further organizational changes and the replacement of our current payroll system. These changes continued into 2008, and in the second quarter, we made further organizational changes, including adding personnel to the payroll group. Due to the nature and functionality of our current payroll system, our cutover to a new payroll system has been delayed until the first quarter of 2009. We believe that these changes and compensating controls put in place in 2007 will further strengthen our control structure and increase our efficiency as well as transparency into payroll related data, will remediate this material weakness with respect to payroll. We have begun, but have not completed, our process of evaluating the operating effectiveness of these controls for 2008. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2008. Until this process is completed, we cannot conclude that this deficiency has been remediated.

        Management is committed to achieving effective internal control over financial reporting. While our remediation efforts continue, we will rely on additional substantive procedures and other measures, as needed, to provide assurances that the financial statements presented are prepared in accordance with GAAP. We do not believe that our remediation efforts have resulted in additional material costs in the first three quarters of 2008 or should result in additional material costs in the fourth quarter of 2008.

Changes in Internal Control over Financial Reporting

        Except for the implementation of a formal financial spreadsheet controls policy described above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        During the third quarter of 2008, we received final approval on the settlement of the following four stockholder derivative suits:

  Cause No. 2004-CV-44728; Moonlight Investments, LTD. on Behalf of Nominal Defendant Key Energy Services, Inc., v. Francis D. John, Richard J. Alario, James J. Byerlotzer, Royce W. Mitchell, Kevin P. Collins, W. Phillip Marcum, and Ralph S. Michael, III, and Key Energy Services, Inc., filed in the 385th Judicial District Court, Midland County, Texas;

  Cause No. EP-04-CA-0457; Sandra Weissman, Derivatively on Behalf of Key Energy Services, Inc., v. Francis D. John, David J. Breazzano, Kevin P. Collins, William D. Fertig, W. Phillip Marcum, Ralph S. Michael III, J. Robinson West, James J. Byerlotzer, Royce W. Mitchell, Richard J. Alario and Key Energy Services, Inc., a Maryland Corporation, filed in the United States District Court Western District of Texas;

  Cause No. EP-04-CA-0456; Daniel Bloom, Derivatively on Behalf of Key Energy Services, Inc., v. Francis D. John, David J. Breazzano, Kevin P. Collins, William D. Fertig, W. Phillip Marcum, Ralph S. Michael III, J. Robinson West, James J. Byerlotzer, Royce W. Mitchell, Richard J. Alario and Key Energy Services, Inc., a Maryland Corporation, filed in the United States District Court Western District of Texas; and

  Cause No. 2007-31254; Sandra Weissman, Derivatively on Behalf of Key Energy Services, Inc., v. Francis D. John, David J. Breazzano, Kevin P. Collins, William D. Fertig, W. Phillip Marcum, Ralph S. Michael III, J. Robinson West, James J. Byerlotzer, Royce W. Mitchell, Richard J. Alario and Key Energy Services, Inc., a Maryland Corporation, filed in the 270th Judicial District, Harris County, Texas.

        The derivatives were filed beginning in June 2004 by individual stockholders purporting to act on our behalf, asserting various claims against the named officer and director defendants. The derivative actions generally allege that we made false and misleading statements and omitted material information from our public statements and SEC reports in violation of the Exchange Act, breach of fiduciary duty, abuse of control, waste of corporate assets, and unjust enrichment by these defendants.

        As further discussed in Note 10 to our unaudited condensed consolidated financial statements, since June 2004, we had also been named in six stockholder class action suits. On September 7, 2007, we reached agreements in principle to settle both the above listed derivative actions and the then-pending stockholder class action lawsuits in consideration of payments totaling $16.6 million in exchange for full and complete releases for all defendants, of which the Company will be required to pay approximately $1.1 million. As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, we received final approval of the settlement of the stockholder class action claims by the court on March 6, 2008. On August 8, 2008, we received final approval on the settlement of the above listed derivative actions. The Company has made the required payment of the settlement amounts with respect to the stockholder class action suits and the derivative matters and has no further obligations under the settlement agreements with respect to disbursement of the settlement funds. Therefore, all litigation in both the stockholder class action and the above listed derivative matters has now been concluded.

  Other Matters

        In addition to various suits and claims that have arisen in the ordinary course of business, we continue to be involved in litigation with some of our former executive officers. We do not believe that the disposition of any of these items, including litigation with former management, will result in a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A.    Risk Factors.

        There have been no material changes in our risk factors disclosed in our 2007 Annual Report on Form 10-K dated as of, and filed with the SEC on, February 29, 2008. For a discussion of these risk factors, see Item 1A. "Risk Factors" in our 2007 Annual Report on Form 10-K.

        However, we have identified the following additional risk factor:

        The recent volatility in oil and gas prices, the deteriorating credit markets and disruptions in the financial system and U.S. and the global economic environment may adversely impact our business.

        As a result of recent volatility in oil and natural gas prices and the substantial uncertainty due to the deteriorating credit markets and disruptions in the financial system and the U.S. and global economic environment, our customers may reduce their spending on exploration and development drilling. Further, it is uncertain whether customers, vendors and suppliers will be able to access financing necessary to sustain their current level of operations, fulfill their commitments and fund future operations and obligations. The rate at which the global economy may slow is uncertain, but the deteriorating economic environment could impact demand for oilfield services and cause the oilfield services industry to cycle into a downturn. These conditions could have a material adverse effect on our business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

         Stock Repurchases.    During the third quarter of 2008, the Company repurchased approximately 1.8 million shares of its common stock. The repurchases were primarily related to the Company's $300.0 million share repurchase program, which the Company announced in October 2007. The program expires March 31, 2009. Set forth below is a summary of the share repurchases during the three months ended September 30, 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased		Weighted Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2008 to July 31, 2008	760,000		$17.13		760,000	162,504,099
August 1, 2008 to August 31, 2008	475,874	(1)	$16.75	(2)	450,000	155,355,106
September 1, 2008 to September 30, 2008	625,000		$13.28		625,000	147,034,103

Total	1,860,874		$15.52		1,835,000	147,034,103

(1)
Includes 25,874 shares repurchased to satisfy tax withholding obligations of certain executive officers upon vesting of restricted stock.

(2)
The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price on August 21, 2008, as quoted on the NYSE.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

Item 5.    Other Information.

        None.

Item 6.    Exhibits.

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8038.)
3.2
Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038.)
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
4.1
Warrant Agreement, dated as of January 22, 1999 between Key Energy Services, Inc. and the Bank of New York, a New York banking corporation as warrant agent. (Incorporated by reference to Exhibit 99(b) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038.)
4.2
Warrant Registration Rights Agreement, dated January 22, 1999, by and among Key Energy Services, Inc. and Lehman Brothers Inc., Bear, Stearns & Co., Inc., F.A.C. / Equities, a division of First Albany Corporation, and Dain Rauscher Wessels, a division of Dain Rauscher Incorporated. (Incorporated by reference to Exhibit 99(e) of the Company's Form 8-K filed on February 3, 1999, File No. 1-8038.)
4.3
Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed on November 30, 2007, File No. 1-8038.)
4.4
Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on November 30, 2007, File No. 1-8038.)

4.5		First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8038.)
10.1
Purchase Agreement, dated April 3, 2008 among Key Energy Services, LLC, Western Drilling Holdings, Inc., and Fred S. Holmes and Barbara J. Holmes. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 9, 2008, File No. 1-8038.)
10.2
Stock Purchase Agreement, dated May 30, 2008, by and among Key Energy Services, LLC, and E. Kent Tolman, Nita Tolman, Ronald D. Jones and Melinda Jones. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 5, 2008, File No. 1-8038.)
10.3
Asset Purchase Agreement, dated July 22, 2008, by and among Key Energy Pressure Pumping Services, LLC, Leader Energy Services Ltd., Leader Energy Services USA Ltd., and CementRite, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 24, 2008, File No. 1-8038.)
10.4
Master Agreement, dated August 26, 2008, by and among Key Energy Services, Inc., Key Energy services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company's form 8-K filed on September 2, 2008, File No. 1-8038.)
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

KEY ENERGY SERVICES, INC. (Registrant)
By:	/s/ RICHARD J. ALARIO Richard J. Alario President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2008

 EXHIBITS INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 1-8038.)
3.2
Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 1-8038.)
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
4.4
Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed on November 30, 2007, File No. 1-8038.)
4.5
First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-8038.)
10.1
Purchase Agreement, dated April 3, 2008 among Key Energy Services, LLC, Western Drilling Holdings, Inc., and Fred S. Holmes and Barbara J. Holmes. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on April 9, 2008, File No. 1-8038.)
10.2
Stock Purchase Agreement dated May 30, 2008, by and among Key Energy Services, LLC, and E. Kent Tolman, Nita Tolman, Ronald D. Jones and Melinda Jones. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 5, 2008, File No. 1-8038.)

10.3		Asset Purchase Agreement, dated July 22, 2008, by and among Key Energy Pressure Pumping Services, LLC, Leader Energy Services Ltd., Leader Energy Services USA Ltd., and CementRite, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on July 24, 2008, File No. 1-8038.)
10.4
Master Agreement, dated August 26, 2008, by and among Key Energy Services, Inc., Key Energy services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company's form 8-K filed on September 2, 2008, File No. 1-8038.)
31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

KEY ENERGY SERVICES, INC. INDEX TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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