Form 10-Q
period 2009-03-31
KEY ENERGY SERVICES INC
filed 2009-05-08
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-8038
KEY ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)

Maryland	04-2648081
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Yes ☑       No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
          As of April 30, 2009, the number of outstanding shares of common stock of the registrant was 123,587,563.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
          In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2008. Actual performance or results may differ materially and adversely.
          We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$174,174	$92,691
Accounts receivable, net of allowance for doubtful accounts of $12,301 and $11,468, respectively	258,674	377,353
Inventories	32,535	34,756
Prepaid expenses	13,806	15,513
Deferred tax assets	25,603	26,623
Income taxes receivable	8,076	4,848
Other current assets	9,246	7,338

Total current assets	522,114	559,122

Property and equipment, gross	1,898,966	1,858,307
Accumulated depreciation	(842,841)	(806,624)

Property and equipment, net	1,056,125	1,051,683

Goodwill	320,954	320,992
Other intangible assets, net	38,928	42,345
Deferred financing costs, net	9,999	10,489
Notes and accounts receivable — related parties	482	336
Equity method investments	22,196	24,220
Other assets	7,849	7,736

TOTAL ASSETS	$1,978,647	$2,016,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,731	$46,185
Accrued liabilities	168,966	197,116
Accrued interest	12,758	4,368
Current portion of capital lease obligations	9,134	9,386
Current portion of notes payable — related parties, net of discount	14,350	14,318
Current portion of long-term debt	2,011	2,000

Total current liabilities	243,950	273,373

Capital lease obligations, less current portion	12,294	13,763
Notes payable — related parties, less current portion	6,000	6,000
Long-term debt, less current portion	613,322	613,828
Workers’ compensation, vehicular, health and other insurance claims	41,216	43,151
Deferred tax liabilities	187,623	188,581
Other non-current accrued liabilities	17,379	17,495
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 123,478,544 and 121,305,289 shares issued and outstanding, respectively	12,348	12,131
Additional paid-in capital	602,106	601,872
Accumulated other comprehensive loss	(51,774)	(46,550)
Retained earnings	294,183	293,279

Total stockholders’ equity attributable to common stockholders	856,863	860,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,978,647	$2,016,923

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES	$331,989	$456,399

COSTS AND EXPENSES:
Direct operating expenses	227,227	281,641
Depreciation and amortization expense	44,756	39,976
General and administrative expenses	48,706	67,732
Interest expense, net of amounts capitalized	9,648	10,040
Loss (gain) on sale of assets, net	689	(266)
Interest income	(248)	(508)
Other expense, net	82	877

Total costs and expenses, net	330,860	399,492

Income before income taxes	1,129	56,907
Income tax expense	(225)	(22,457)

NET INCOME	904	34,450

Loss attributable to noncontrolling interest	—	34

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$904	$34,484

Earnings per share attributable to common stockholders:
Basic	$0.01	$0.27
Diluted	$0.01	$0.27

Weighted average shares outstanding:
Basic	120,665	127,966
Diluted	121,436	129,307
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
NET INCOME	$904	$34,450

Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net of tax of $471 and $0, respectively	(5,254)	(548)
Deferred gain (loss) from available for sale investments, net of tax of $0 and $0, respectively	30	(7)

Total other comprehensive loss, net of tax	(5,224)	(555)

Comprehensive (loss) income, net of tax	(4,320)	33,895
Comprehensive loss attributable to noncontrolling interest	—	59

Comprehensive (loss) income attributable to common stockholders	$(4,320)	$33,954

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income attributable to common stockholders	$904	$34,484

Adjustments to reconcile net income to net cash provided by operating activities:
Noncontrolling interest	—	(34)
Depreciation and amortization expense	44,756	39,976
Accretion of asset retirement obligations	139	173
Loss (income) from equity method investments	262	(4)
Amortization of deferred financing costs and discount	522	542
Deferred income tax expense (benefit)	524	(110)
Capitalized interest	(1,945)	(1,658)
Loss (gain) on sale of assets, net	689	(266)
Share-based compensation	489	2,913
Excess tax benefits from share-based compensation	—	(108)
Changes in working capital:
Accounts receivable, net	115,869	(13,040)
Other current assets	649	(4,179)
Accounts payable, accrued interest and accrued expenses	(31,471)	14,054
Share-based compensation liability awards	(730)	(1,225)
Other assets and liabilities	(1,274)	(1,207)

Net cash provided by operating activities	129,383	70,311

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(44,797)	(30,375)
Proceeds from sale of fixed assets	797	2,088
Acquisitions, net of cash acquired	—	(993)
Acquisition of intangible assets	—	(1,086)

Net cash used in investing activities	(44,000)	(30,366)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(513)	—
Repayments of capital lease obligations	(2,635)	(3,006)
Repurchases of common stock	(38)	(65,376)
Proceeds from exercise of stock options	—	353
Proceeds paid for deferred financing costs	—	(314)
Excess tax benefits from share-based compensation	—	108

Net cash used in financing activities	(3,186)	(68,235)

Effect of changes in exchange rates on cash	(714)	(342)

Net increase (decrease) in cash and cash equivalents	81,483	(28,632)

Cash and cash equivalents, beginning of period	92,691	58,503

Cash and cash equivalents, end of period	$174,174	$29,871

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1. GENERAL
          Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of services to major oil companies, foreign national oil companies and independent oil and natural gas production companies, including rig-based services, fluid management services, pressure pumping services, fishing services, rental services, and cased-hole electric wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina and Mexico. We also own a technology development company based in Canada and have equity interests in oilfield service companies in Canada and the Russian Federation.
          The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2008 balance sheet was prepared from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain information relating to the Company’s organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
          Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. The Company revised its reportable business segments effective in the first quarter of 2009 and, in connection with the revision, has restated the corresponding items of segment information for earlier periods. The new operating segments are Well Servicing and Production Services. The Company revised its segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Our rig services and our fluid management services are aggregated within our Well Servicing segment. Our pressure pumping, fishing, rental and cased-hole electric wireline operations, as well as our Canadian technology development group, are now aggregated within our Production Services segment. These changes reflect the Company’s current operating focus in compliance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). See “Note 14. Segment Information” for a full description of our segment realignment.
          The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

          The preparation of these condensed consolidated financial statements requires us to develop estimates and to make assumptions that affect our financial position, results of operations and cash flows. These estimates also impact the nature and extent of our disclosure, if any, of our commitments and contingencies. Among other things, we use estimates to (i) analyze assets for possible impairment, (ii) determine depreciable lives for our assets, (iii) assess future tax exposure and realization of deferred tax assets, (iv) determine amounts to accrue for contingencies, (v) value tangible and intangible assets and (vi) assess workers’ compensation, vehicular liability, self-insured risk accruals and other insurance reserves. Our actual results may differ materially from these estimates. We believe that our estimates are reasonable.
          We apply Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51 (Revised 2003) (“FIN 46(R)”) when determining whether or not to consolidate a Variable Interest Entity (“VIE”). FIN 46(R) requires that an equity investor in a VIE have significant equity at risk (generally a minimum of 10%) and hold a controlling interest, evidenced by voting rights, and absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected returns, or both. If the equity investor is unable to evidence these characteristics, the entity that retains these ownership characteristics will be required to consolidate the VIE. We have determined that we do not have an interest in a VIE and as such we are not the primary beneficiary of a variable interest in a VIE and we are not the holder of a significant variable interest in a VIE.

          The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”), on January 1, 2008. SFAS 159 permits companies to choose, at specified election dates, to measure eligible items at fair value (the “Fair Value Option”). Companies choosing such an election report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting period. As of March 31, 2009, we have not elected to measure any of our financial assets or liabilities using the Fair Value Option. We will assess at each measurement date whether to use the Fair Value Option on any future financial assets or liabilities as permitted pursuant to the provisions of SFAS 159.
          There have been no material changes or developments in the Company’s evaluation of accounting estimates and underlying assumptions or methodologies that the Company believes to be Critical Accounting Policies and Estimates, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards Adopted in this Report
          SFAS 141(R). In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS 141(R) on January 1, 2009, but did not consummate any business combinations during the three months ended March 31, 2009. SFAS 141(R) may have an impact on our consolidated financial statements in the future. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of any acquisitions consummated after the effective date.
          SFAS 160. In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of SFAS 160 on January 1, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
          FSP 157-2. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), to partially defer SFAS No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-2 deferred the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We adopted the provisions of FSP SFAS 157-2 on January 1, 2009. The adoption of this statement did not have a material impact on our financial position, results of operations, or cash flows.
          SFAS 161. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We adopted the provisions of SFAS 161 on January 1, 2009. The Company currently has no financial instruments that qualify as derivatives, and the adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

           FSP 142-3. In April 2008, the FASB issued FSP SFAS 142-3, Determination of Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. We adopted the provisions of FSP 142-3 on January 1, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
Accounting Standards Not Yet Adopted in this Report
          FSP 157-4. In April 2009, the FASB issued FSP SFAS 157-4, Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 clarified the application of SFAS 157 by providing additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. We did not elect early adoption, and we are currently evaluating the potential impact of the adoption of this standard.
          FSP 115-2. In April 2009, the FASB issued FSP 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect early adoption and are currently evaluating the potential impact of the adoption of this standard.
          FSP 107-1. In April 2009, the FASB issued FSP SFAS 107-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information for interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We did not elect early adoption and are currently evaluating the potential impact of the adoption of this standard.
          FSP 141(R)-1. In April 2009, the FASB issued FSP SFAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”). FSP 141(R)-1 amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We did not complete any acquisitions during the first quarter of 2009, but this standard may impact our financial statements in the future if we complete a business combination.
NOTE 3. ACQUISITIONS
          From time to time, the Company acquires businesses or assets that are consistent with its long-term growth strategy. Results of operations for acquisitions are included in the Company’s financial statements beginning on the date of acquisition. Acquisitions prior to January 1, 2009 are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocations related to acquisitions made after March 31, 2008 are based on preliminary information and are subject to change when final fair value determinations are made for the assets acquired and liabilities assumed. Acquisitions made after January 1, 2009 are accounted for using the acquisition method pursuant to SFAS 141(R). Final valuations of assets and liabilities are obtained and recorded as soon as practicable and within one year from the date of the acquisition. The Company made no acquisitions during the quarter ended March 31, 2009.

Western Drilling, LLC
          On April 3, 2008, the Company, through a wholly-owned subsidiary, purchased all of the outstanding equity interests of Western Drilling, LLC (“Western”), a privately-owned company based in California that operated twenty-two working well service rigs, three stacked well service rigs, and equipment used in the workover and rig relocation process. The purchase price was $51.5 million in cash and was paid on April 3, 2008. The purchase price was subject to a working capital adjustment 45 days from the closing date of the acquisition and resulted in additional consideration paid of $0.1 million in May 2008. The Company also incurred direct transaction costs of approximately $0.4 million. The acquisition was funded from borrowings of $50.0 million under the Company’s Senior Secured Credit Facility (see “Note 7. Long-Term Debt” below) and cash on hand. Western was incorporated into our Well Servicing segment.
          The acquisition of Western was accounted for as a business combination. The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. During the first quarter of 2009, we adjusted the fair values of the assets acquired and liabilities assumed by approximately $0.2 million, with a corresponding decrease to goodwill. The purchase price allocation was finalized during the first quarter of 2009.
Hydra-Walk, Inc.
          On May 30, 2008, the Company, through a wholly-owned subsidiary, purchased all of the outstanding stock of Hydra-Walk, Inc. (“Hydra-Walk”) for approximately $10.3 million in cash and a performance earn-out potential of up to $2.0 million over two years from the acquisition date, if certain financial and operational performance measures are met. Additionally, during the third quarter of 2008 the Company paid approximately $0.2 million in additional consideration related to a holdback amount that was withheld from the seller pending the completion of a seller closing requirement. The purchase price was also subject to a post-closing working capital adjustment of less than $0.1 million that was paid during the third quarter of 2008. The Company incurred direct transaction costs of approximately $0.1 million. The Company retained approximately $1.1 million of Hydra-Walk’s net working capital as a result of the transaction and did not assume any of the debt of Hydra-Walk. Hydra-Walk was incorporated into our Production Services segment.
          The acquisition of Hydra-Walk was accounted for as a business combination and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The allocation of the purchase price was based upon preliminary valuations and estimates, and is subject to change as valuations are finalized. The primary area of the purchase price allocation that is not yet finalized relates to pre-merger contingencies. The final valuation is expected to be completed no later than the second quarter of 2009. During the quarter ended March 31, 2009, the Hydra-Walk operations met performance earn-out requirements that resulted in the Company paying additional consideration of $0.3 million, which has been recorded as additional goodwill.
Leader Energy Services, Ltd.
          On July 22, 2008, the Company acquired all of the United States-based assets of Leader Energy Services, Ltd. (“Leader”), a Canadian company, for consideration of $34.6 million in cash. The assets acquired include nine coiled tubing units, seven nitrogen trucks, twelve pumping trucks and other ancillary equipment. Additionally, the Company paid approximately $0.7 million for supplies and inventory used in pressure pumping operations. The Company also incurred direct transaction costs of approximately $0.1 million. The purchase price was allocated to the tangible assets acquired. The acquisition of the Leader assets was accounted for as an asset purchase as the assets acquired did not constitute a business and therefore did not result in the establishment of goodwill. The Company did not identify any acquired intangible assets. The Leader assets were incorporated into our Production Services segment.

NOTE 4. OTHER CURRENT AND NON-CURRENT LIABILITIES
          The table below presents comparative detailed information about current accrued liabilities at March 31, 2009 and December 31, 2008:

		December 31,
	March 31, 2009	2008
	(in thousands)
Current Accrued Liabilities:
Accrued payroll, taxes and employee benefits	$50,132	$67,408
Accrued operating expenditures	44,352	50,833
Income, sales, use and other taxes	38,957	41,003
Self-insurance reserve	25,904	25,724
Unsettled legal claims	4,565	4,550
Share-based compensation liability	260	902
Other	4,796	6,696

Total	$168,966	$197,116

          The table below presents comparative detailed information about other non-current accrued liabilities at March 31, 2009 and December 31, 2008:

		December 31.
	March 31. 2009	2008
	(in thousands)
Other Non-Current Accrued Liabilities:
Asset retirement obligations	$9,484	$9,348
Environmental liabilities	2,987	3,004
Accrued rent	2,414	2,497
Accrued income taxes	1,359	1,359
Share-based compensation liability	371	478
Other	764	809

Total	$17,379	$17,495

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
          The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

		Production
	Well Servicing	Services	Total
		(in thousands)
December 31, 2008	$317,490	$3,502	$320,992
Purchase price allocation and other adjustments, net	(156)	250	94
Impact of foreign currency translation	(57)	(75)	(132)

March 31, 2009	$317,277	$3,677	$320,954

          The components of our other intangible assets are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
Noncompete agreements:
Gross carrying value	$16,207	$16,309
Accumulated amortization	(5,534)	(4,699)

Net carrying value	$10,673	$11,610

Patents, trademarks, and tradename:
Gross carrying value	$3,628	$4,391
Accumulated amortization	(2,511)	(3,114)

Net carrying value	$1,117	$1,277

Customer relationships:
Gross carrying value	$39,225	$39,225
Accumulated amortization	(14,387)	(12,359)

Net carrying value	$24,838	$26,866

Customer backlog:
Gross carrying value	$609	$622
Accumulated amortization	(241)	(207)

Net carrying value	$368	$415

Developed technology:
Gross carrying value	$3,546	$3,598
Accumulated amortization	(1,614)	(1,421)

Net carrying value	$1,932	$2,177

          Certain of our intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. The estimated fair values of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change until final valuations are obtained. Amortization expense for our intangible assets was $3.4 million and $3.8 million for the three months ended March 31, 2009 and March 31, 2008, respectively.
NOTE 6. EQUITY METHOD INVESTMENTS
IROC Energy Services Corp.
          As of March 31, 2009 and December 31, 2008 we owned approximately 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company. This represented approximately 19.7% of IROC’s outstanding common stock on March 31, 2009 and December 31, 2008. IROC shares trade on the Toronto Venture Stock Exchange and had a closing price of $0.60 CDN and $0.54 CDN per share on March 31, 2009 and December 31, 2008, respectively. William M. Austin, our former Chief Financial Officer, and Newton W. Wilson III, our Chief Operating Officer, serve on the board of directors of IROC.
          Through March 31, 2009, we had significant influence over the operations of IROC through our ownership interest and representation on IROC’s board of directors, but we do not control it. We account for our investment in IROC using the equity method. Our investment in IROC totaled $3.8 million and $3.7 million as of March 31, 2009 and December 31, 2008, respectively. The pro-rata share of IROC’s earnings and losses to which we are entitled is recorded in our consolidated statements of operations as a component of other income and expense, with an offsetting increase or decrease to the carrying value of our investment, as appropriate. Any earnings distributed back to us from IROC in the form of dividends would result in a decrease in the carrying value of our equity investment. In addition to our pro-rata share of IROC’s net income, the value of our investment changes based on the exchange rate between the U.S. and Canadian dollar. Changes in the value of our investment due to fluctuations in exchange rates are offset in accumulated other comprehensive income.

          We recorded $0.2 million and less than $0.1 million of equity income related to our investment in IROC for the quarters ended March 31, 2009 and 2008, respectively. During those time periods, no earnings were distributed to us by IROC. Only distributed earnings or any gains or losses arising from the disposal of our investment are reportable for income tax purposes. As a result, the amounts we record for our pro-rata share of IROC’s earnings or losses to which we are entitled result in a temporary difference between book and taxable income. Under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”), we record a deferred tax asset or liability, as appropriate, to account for these temporary differences.
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
          The fair value of the amount we have invested in Geostream is in excess of the underlying book value of our investment. We are performing a valuation to determine the components of the difference in basis and have preliminarily allocated substantially all of the difference to goodwill. We recognized approximately $0.6 million of net loss associated with our investment in Geostream for the three months ended March 31, 2009. In addition to our pro-rata share of Geostream’s net income, the value of our investment changes based on the exchange rate between the U.S. dollar and the Euro. Changes in the value of our investment due to fluctuations in exchange rates are offset in accumulated other comprehensive income.
          Under the Geostream agreement, we were originally required to purchase an additional 24% of Geostream no later than March 31, 2009 for approximately €11.3 million (which at March 31, 2009 was equivalent to approximately $14.9 million). However, we entered into an amendment to the agreement on March 24, 2009 that extended this date from March 31, 2009 to June 30, 2009. For a period not to exceed six years subsequent to October 31, 2008, we have the option to increase our ownership percentage of Geostream to 100%. However, if we have not acquired 100% of Geostream on or before the end of the six-year period, we will be required to arrange an initial public offering for those shares.
Advanced Flow Technologies, Inc.
          In September 2007, we completed the acquisition of Advanced Measurements, Inc. (“AMI”), a privately-held Canadian company focused on oilfield technology. Prior to the acquisition, AMI owned a portion of another Canadian company, Advanced Flow Technologies, Inc. (“AFTI”). As part of the acquisition, AMI increased its ownership percentage of AFTI to 51.46% and, as a result, we consolidated AFTI and recorded a noncontrolling interest in our financial statements.
          Our ownership of AFTI declined to 48.73% as of December 31, 2008 due to the issuance of additional shares by AFTI. We deconsolidated AFTI results from our consolidated financial statements at December 31, 2008 and now account for that interest under the equity method. In addition to our pro-rata share of AFTI’s net income or loss, the value of our investment changes based on the exchange rate between the U.S. and Canadian dollar. Changes in the value of our investment due to fluctuations in exchange rates are offset in accumulated other comprehensive income.

 NOTE 7. LONG-TERM DEBT
          The components of our long-term debt are as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)
8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	187,813	187,813
Other long-term indebtedness	2,520	3,015
Notes payable — related parties, net of discount of $150 and $182, respectively	20,350	20,318
Capital lease obligations	21,428	23,149

	$657,111	$659,295

Less current portion	(25,495)	(25,704)

Total long-term debt and capital lease obligations, net of discount	$631,616	$633,591

8.375% Senior Notes due 2014
          On November 29, 2007, the Company issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “Senior Notes”), under an Indenture, dated as of November 29, 2007, among us, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were approximately $416.1 million. We used approximately $394.9 million of the net proceeds to retire then-existing term loans, including accrued and unpaid interest, with the balance used for general corporate purposes.
          The Senior Notes are general unsecured senior obligations of the Company. Accordingly, they rank effectively subordinate to all of our existing and future secured indebtedness. The Senior Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the Senior Notes is payable on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2014.
Senior Secured Credit Facility
          The Company maintains a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the Administrative Agents (“Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400.0 million, all of which will mature no later than November 29, 2012. There were borrowings of $187.8 million and letters of credit of $53.6 million outstanding under the Senior Secured Credit Facility at March 31, 2009. The weighted-average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 2.03% at March 31, 2009. The Senior Secured Credit Facility requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, maintain a consolidated leverage ratio of not more than 3.5 to 1.0, and to not exceed capital expenditures of $250.0 million in any fiscal year. The Company was in compliance with these covenants at March 31, 2009.
          On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Lehman Commercial Paper, Inc. (“LCPI”), a subsidiary of Lehman, was part of the syndicate of banks participating in our Senior Secured Credit Facility. LCPI’s commitment was approximately 11% of the Company’s total facility. As of March 31, 2009, the Company had approximately $139.3 million available under its Senior Secured Credit Facility. This availability does not include approximately $19.3 million of unfunded commitments by LCPI. Under the terms of the Senior Secured Credit Facility, committed letters of credit count against the Company’s borrowing capacity.
          All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment.
Seller Financing Arrangement in Moncla Purchase
          In connection with our acquisition of Moncla Well Service, Inc. and related entities (collectively, “Moncla”) on October 25, 2007, the Company entered into two promissory notes with the sellers. The first is an unsecured note in the amount of $12.5 million, which is due and payable in lump-sum, together with accrued interest, on October 25, 2009. The second unsecured note in the amount of $10.0 million is payable in annual installments of $2.0 million, plus accrued interest, on each anniversary date through October 2012. Each of the notes bears interest at the Federal Funds rate, adjusted annually on the anniversary of the closing date. As of March 31, 2009, the interest rate on these notes was 1.5%.
NOTE 8. INCOME TAXES
          The Company’s effective tax rate for the three months ended March 31, 2009 and 2008 was 19.9% and 39.5%, respectively. The primary difference between the statutory rate of 35% and our effective tax rate relates to our projections of our full-year taxable income for 2009 and certain discrete items related to the release of prior reserves we recorded pursuant to FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).
          As of March 31, 2009 and December 31, 2008, we had approximately $5.0 million and $5.6 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax benefits of $0.7 million and zero due to statute expirations for the quarters ended March 31, 2009 and March 31, 2008 respectively. We are subject to U.S. Federal Income Tax as well as income taxes in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2004.
          We record expense and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of approximately $1.6 million and $2.1 million for the payment of interest and penalties as of March 31, 2009 and December 31, 2008, respectively. We believe that it is reasonably possible that approximately $2.1 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations.
          No release of our deferred tax asset valuation allowance was made during the quarter ended March 31, 2009.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
          Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. In accordance with SFAS No. 5, Accounting for Contingencies, we establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of March 31, 2009, the aggregate amount of our provisions for losses related to litigation that are deemed probable and reasonably estimable is approximately $4.6 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. During the first quarter of 2009, we recorded a net increase in our reserves of less than $0.1 million related to the settlement of ongoing legal matters and the continued refinement of liabilities recognized for litigation deemed probable and estimable.
     Gonzales Matter
          In September 2005, a class action lawsuit, Gonzales v. Key Energy Services, Inc., was filed in Ventura County, California, Superior Court, alleging that Key did not pay its hourly employees for travel time between the yard and the wellhead and that certain employees were denied meal and rest periods. On September 17, 2008, we reached an agreement in principle, subject to court approval, to settle all claims related to this matter for $1.2 million. We anticipate receiving final approval of this settlement in the second quarter of 2009. In 2005, we recorded a liability for this lawsuit, and do not believe that the ultimate resolution of this matter will have a material impact on our financial position, results of operations or cash flows.
     Litigation with Former Officers and Employees
          We were named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of duties of good faith and fair dealing, breach of fiduciary duty and wrongful termination. On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract and breach of fiduciary duties. In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. The case was transferred to and is now pending in the U.S. District Court for the Eastern District of Pennsylvania and is currently set for trial in the fourth quarter of 2009. We recorded a liability for this matter in the fourth quarter of 2008 and do not believe that the conclusion of this matter will have a material impact on our financial position, results of operations or cash flows.
          On October 17, 2006, Jane John, the ex-wife of our former chief executive officer, Francis John, filed a complaint in Bucks County, Pennsylvania against her ex-husband and the Company. Ms. John alleges breach of marital agreement, breach of options agreements, civil conspiracy and fraud. She alleges that Mr. John and the Company defrauded her with regard to Mr. John’s compensation, as well as in the disclosures of marital property. By virtue of assignments, Ms. John holds 375,000 stock options which expired unexercised during a period in which the Company was not current in its financial statements, when such options could not be exercised. In resolving a separate lawsuit between the Company and Mr. John, Mr. John agreed to indemnify the Company with respect to damages attributable to any and all of Ms. John’s claims, other than damages attributable to any alleged breach of Ms. John’s stock option agreements, for which the Company agreed to indemnify Mr. John. Discovery in the case remains ongoing, and there is currently not a trial setting. We initially recorded a liability for this matter for the third quarter of 2008, and do not believe that the ultimate conclusion of this matter will have a material impact on our financial position, results of operations or cash flows.
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
Self-Insurance Reserves
          We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2009 and December 31, 2008, we have recorded $67.1 million and $68.9 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $10.8 million of insurance receivables as of March 31, 2009 and December 31, 2008 respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
          For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of March 31, 2009 and December 31, 2008, we have recorded approximately $3.0 million for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
          We provide performance bonds to provide financial surety assurances for the remediation and maintenance of our saltwater disposal (“SWD”) properties, in order to comply with environmental protection standards. Costs for SWD properties may be mandatory (to comply with applicable laws and regulations), in the future (required to divest or cease operations), or for optimization (to improve operations, but not for safety or regulatory compliance).
NOTE 10. SHARE REPURCHASE PROGRAM
          On October 26, 2007, the Company’s board of directors authorized a share repurchase program, in which the Company could spend up to $300.0 million to repurchase shares of its common stock on the open market. During the first three months of 2009, the Company did not repurchase shares on the open market. Over the course of the program from November 2007 through March 31, 2009, the Company repurchased an aggregate of approximately 13.4 million shares for a total cost of approximately $167.3 million. The program’s authorization expired on March 31, 2009.
NOTE 11. EARNINGS PER SHARE
          We present earnings per share information in accordance with the provisions of SFAS No. 128, Earnings Per Share (“SFAS 128”). Under SFAS 128, basic earnings per common share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of potentially dilutive outstanding securities using the treasury stock and “as if converted” methods.

	Three Months Ended March 31,
	2009	2008
	(in thousands, except per share data)
Basic EPS Computation:
Numerator
Net income attributable to common stockholders	$904	$34,484

Denominator

Weighted average shares outstanding	120,665	127,966

Basic earnings per share	$0.01	$0.27

Diluted EPS Computation:
Numerator
Net income attributable to common stockholders	$904	$34,484

Denominator

Weighted average shares outstanding	120,665	127,966
Stock options	24	580
Restricted Stock	747	269
Warrants	—	492

	121,436	129,307

Diluted earnings per share	$0.01	$0.27
          The diluted earnings per share calculation for the quarters ended March 31, 2009 and 2008 exclude the potential exercise of 4.5 million and 1.9 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculation for the quarter ended March 31, 2009 exclude the potential exercise of 0.6 million stock appreciation rights (“SARs”) because the effects of such exercise on earnings per share in this period would be anti-dilutive. These options and SARs would be anti-dilutive because the exercise prices for those awards exceeded the average stock price for the Company during the respective periods. None of our SARs were anti-dilutive for the quarter ended March 31, 2008.
NOTE 12. SHARE-BASED COMPENSATION
          The Company recognized employee share-based compensation expense of $0.3 million and $3.7 million during the three months ended March 31, 2009 and 2008, respectively. The related income tax benefit recognized for employee share-based compensation was $0.1 million and $1.0 million for the three months ended March 31, 2009 and 2008, respectively. The Company did not capitalize any share-based compensation during the three month periods ended March 31, 2009 and 2008.

          During March 2009, we issued a total of approximately 2.3 million shares of restricted common stock to certain of our employees and officers, which vest in equal installments over the next three to four years depending on the terms of the award. These shares had a weighted-average issuance price of $2.76 per share. The unrecognized compensation cost related to the Company’s unvested stock options, restricted shares and phantom shares as of March 31, 2009 was $0.1 million, $10.2 million and $0.7 million, respectively and is expected to be recognized over a weighted-average period of 2.2 years, 1.8 years and 1.4 years, respectively.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Transactions with Employees
          In connection with our acquisition of Western, the former owner of Western became an employee of the Company. At the time of and subsequent to the acquisition, the employee also owns an exploration and production company, Holmes Western Oil Corporation (“HWOC”), which was a customer of Western. Subsequent to the acquisition, the Company continued to provide services to HWOC. The prices charged for these services are at rates that are an average of the prices charged to our other customers in the California market. As of March 31, 2009, our receivables with HWOC totaled approximately $0.3 million and for the three months ended March 31, 2009, revenues from HWOC totaled approximately $1.8 million.
Board of Director Relationship with Customer
          In October 2007, we added a member to the Company’s Board of Directors who is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko comprised less than 2% of our total revenues for the quarters ended March 31, 2009 and 2008, respectively. Transactions with Anadarko for our services are made at market prices.
NOTE 14. SEGMENT INFORMATION
          The Company revised its reportable business segments effective in the first quarter of 2009. The new operating segments are Well Servicing and Production Services. Financial results as of and for the three months ended March 31, 2008 have been restated to reflect the change in operating segments. The company revised its segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Our rig services and fluid management operations are aggregated within our Well Servicing segment. Our pressure pumping, fishing, rental and cased-hole electric wireline operations, as well as our technology development group in Canada, are now aggregated within our Production Services segment. These changes reflect the Company’s current operating focus in compliance with SFAS 131. We aggregate services that create our reportable segments in accordance with SFAS 131, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2008 and filed with the SEC on February 27, 2009. We evaluate the performance of our operating segments based on revenue and Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which is a non-GAAP measure and is not disclosed below. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:
Well Servicing
     Rig Services
          This segment includes the maintenance of existing wells, workover of existing wells, completion of newly drilled wells, drilling of horizontal wells, recompletion of existing wells (re-entering a well to complete the well in a new geologic zone or formation) and plugging and abandonment of wells at the end of their useful lives.
          Workover services are performed to enhance the production of existing wells. Such services include extensions of existing wells to drain new formations either by deepening wellbores to new zones or by drilling horizontal or lateral wellbores to improve reservoir drainage. In less extensive workovers, our rigs are used to seal off depleted zones in existing wellbores or to access a previously bypassed productive zone.
          Our completion services prepare a newly drilled oil or natural gas well for production. We typically provide a well service rig and may also provide other equipment such as a workover package to assist in the completion process.

     Fluid Management Services
          This segment also provides fluid management services, including oilfield transportation and produced-water disposal services. Our oilfield transportation and produced-water disposal services include vacuum truck services, fluid transportation services and disposal services for operators whose oil or natural gas wells produce saltwater and other fluids. In addition, we are a supplier of frac tanks which are used for temporary storage of fluids in conjunction with the fluid hauling operations. Our fluid management services will collect, transport and dispose of the saltwater. These fluids are removed from the well site and transported for disposal in a SWD well.
Production Services
          This segment provides multiple services as described below:
     Pressure Pumping Services
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
     Fishing Services
          We provide fishing services to major and independent oil and natural gas production companies in the Gulf Coast, Central and Permian Basin marketplaces, as well as in California. We also provided limited services offshore in the Gulf of Mexico. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a “fishing tool.”
     Rental Services
          We provide rental services to major and independent oil and natural gas production companies in the Gulf Coast, Central and Permian Basin marketplaces, as well as in California. We offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services. Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, power swivels and foam air units.
     Cased-hole Electric Wireline Services
          We perform activities at various times throughout the life of the well including perforating, completion logging, production logging and casing integrity services. After the wellbore is cased and cemented, we can provide a number of services. Perforating creates the flow path between the reservoir and the wellbore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. This service helps the operator analyze and monitor well performance and determine when a well may need a workover or further stimulation.
Functional Support
          We have aggregated all of our operating segments that do not meet the aggregation criteria established in SFAS 131 to form a “Functional Support” segment. Functional Support expenses include expenses associated with managing all of our reportable operating segments. Functional Support assets consist primarily of cash and cash equivalents, accounts and notes receivable and investments in subsidiaries, our equity method investments in IROC and Geostream, and deferred income tax assets.

          The following tables set forth our segment information as of and for the three month periods ended March 31, 2009 and 2008 (in thousands):
As of and for the three months ended March 31, 2009:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$256,261	$75,728	$—	$—	$331,989
Intersegment revenues	7	1,481	—	(1,488)	—
Operating expenses	215,246	79,288	26,155	—	320,689
Operating income	41,015	(3,560)	(26,155)	—	11,300
Interest expense	(556)	(618)	10,822	—	9,648
Income (loss) before taxes	41,414	(3,851)	(36,434)	—	1,129

Total assets	1,579,905	368,854	2,125,948	(2,096,060)	1,978,647
Capital expenditures, excluding acquisitions	24,200	17,789	2,808	—	44,797
As of and for the three months ended March 31, 2008:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$338,513	$117,886	$—	$—	$456,399
Intersegment revenues	—	540	—	(540)	—
Operating expenses	253,058	92,973	43,318	—	389,349
Operating income (loss)	85,455	24,913	(43,318)	—	67,050
Interest expense	(590)	(505)	11,135	—	10,040
Income (loss) before taxes	85,142	25,537	(53,772)	—	56,907

Total assets	1,496,476	404,080	515,533	(589,283)	1,826,806
Capital expenditures, excluding acquisitions	25,513	3,687	1,175	—	30,375
          The following tables present information related to our operations on a geographical basis as of and for the three month periods ended March 31, 2009 and 2008:

	U.S.	Argentina	Mexico	Canada	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2009:

Revenue from external customers	$284,743	$19,336	$27,696	$214	$—	$331,989
Long-lived assets	2,243,792	24,434	56,568	7,184	(875,445)	1,456,533
Capital expenditures, excluding acquisitions	31,028	1,566	12,203	—	—	44,797

As of and for the three months ended March 31, 2008:

Revenue from external customers	$420,494	$26,866	$5,701	$3,338	$—	$456,399
Long-lived assets	1,460,705	28,880	18,449	10,773	(152,791)	1,366,016
Capital expenditures, excluding acquisitions	23,528	374	6,473	—	—	30,375

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
          During the fourth quarter of 2007, we issued the Senior Notes, which are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly-owned. These guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
          As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$32,920	$395,641	$93,951	$(398)	$522,114
Property and equipment, net	—	1,029,894	26,231	—	1,056,125
Goodwill	—	316,764	4,190	—	320,954
Deferred financing costs, net	9,999	—	—	—	9,999
Intercompany notes and accounts receivable and investment in subsidiaries	1,926,575	433,098	1,382	(2,361,055)	—
Other assets	20,956	44,924	3,575	—	69,455

TOTAL ASSETS	$1,990,450	$2,220,321	$129,329	$(2,361,453)	$1,978,647

Liabilities and equity:
Current liabilities	$21,207	$194,733	$27,770	$240	$243,950
Capital lease obligations, less current portion	—	12,261	33	—	12,294
Notes payable — related parties, less current portion	—	6,000	—	—	6,000

Long-term debt	612,812	510	—	—	613,322
Intercompany notes and accounts payable	309,997	1,628,577	74,860	(2,013,434)	—
Deferred tax liabilities	188,222	—	(599)	—	187,623
Other long-term liabilities	1,349	56,986	260	—	58,595
Stockholders and members’ equity	856,863	321,254	27,005	(348,259)	856,863

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,990,450	$2,220,321	$129,329	$(2,361,453)	$1,978,647

	December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$29,673	$440,758	$88,534	$157	$559,122
Property and equipment, net	—	1,025,007	26,676	—	1,051,683
Goodwill	—	316,669	4,323	—	320,992
Deferred financing costs, net	10,489	—	—	—	10,489
Intercompany notes and accounts receivable and investment in subsidiaries	1,917,522	419,554	1,775	(2,338,851)	—
Other assets	22,597	48,237	3,803	—	74,637

TOTAL ASSETS	$1,980,281	$2,250,225	$125,111	$(2,338,694)	$2,016,923

Liabilities and equity:
Current liabilities	$13,792	$231,528	$28,054	$(1)	$273,373
Capital lease obligations, less current portion	—	13,714	49	—	13,763
Notes payable — related parties, less current portion	—	6,000	—	—	6,000

Long-term debt	612,813	1,015	—	—	613,828
Intercompany notes and accounts payable	305,348	1,624,932	69,204	(1,999,484)	—
Deferred tax liabilities	187,596	—	985	—	188,581
Other long-term liabilities	—	60,386	260	—	60,646
Stockholders and members’ equity	860,732	312,650	26,559	(339,209)	860,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,980,281	$2,250,225	$125,111	$(2,338,694)	$2,016,923

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$294,273	$48,203	$(10,487)	$331,989
Costs and expenses:
Direct operating expenses	—	201,641	32,983	(7,397)	227,227
Depreciation and amortization expense	—	43,256	1,500	—	44,756
General and administrative expenses	185	44,226	4,267	28	48,706
Interest expense, net of amounts capitalized	11,132	(1,556)	72	—	9,648
Other, net	367	(395)	3,011	(2,460)	523

Total costs and expenses, net	11,684	287,172	41,833	(9,829)	330,860

(Loss) income before income taxes	(11,684)	7,101	6,370	(658)	1,129
Income tax benefit (expense)	1,475	—	(1,700)	—	(225)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(10,209)	$7,101	$4,670	$(658)	$904

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor	Eliminations	Consolidated
	Company	Subsidiaries	Subsidiaries
	(in thousands)
	(unaudited)
Revenues	$—	$422,621	$36,457	$(2,679)	$456,399
Costs and expenses:
Direct operating expenses	—	257,771	25,666	(1,796)	281,641
Depreciation and amortization expense	—	38,051	1,925	—	39,976
General and administrative expenses	185	62,874	4,782	(109)	67,732
Interest expense, net of amounts capitalized	10,756	(1,007)	43	248	10,040
Other, net	35	(664)	1,497	(765)	103

Total costs and expenses, net	10,976	357,025	33,913	(2,422)	399,492

(Loss) income before income taxes	(10,976)	65,596	2,544	(257)	56,907
Income tax expense	(20,484)	(561)	(1,412)	—	(22,457)

NET (LOSS) INCOME	(31,460)	65,035	1,132	(257)	34,450

Noncontrolling interest	—	—	34	—	34

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(31,460)	$65,035	$1,166	$(257)	$34,484

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	$—	$132,499	$(3,116)	$—	$129,383
Cash flows from investing activities:
Capital expenditures	—	(43,231)	(1,566)	—	(44,797)
Intercompany notes and accounts	—	(7,679)	393	7,286	—
Other investing activities, net	—	797	—	—	797

Net cash (used in) provided by investing activities	—	(50,113)	(1,173)	7,286	(44,000)

Cash flows from financing activities:
Repayments on long-term debt	(513)	—	—	—	(513)
Repurchases of common stock	(38)	—	—	—	(38)
Intercompany notes and accounts	551	(393)	7,128	(7,286)	—
Other financing activities, net	—	(2,635)	—	—	(2,635)

Net cash provided by (used in) financing activities	—	(3,028)	7,128	(7,286)	(3,186)

Effect of changes in exchange rates on cash	—	—	(714)	—	(714)

Net increase in cash and cash equivalents	—	79,358	2,125	—	81,483

Cash and cash equivalents at beginning of period	—	75,848	16,843	—	92,691

Cash and cash equivalents at end of period	$—	$155,206	$18,968	$—	$174,174

	Three Months Ended March 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	$(108)	$67,550	$2,869	$—	$70,311
Cash flows from investing activities:
Capital expenditures	—	(30,375)	—	—	(30,375)
Intercompany notes and accounts	(1,644)	(66,981)	—	68,625	—
Other investing activities, net	—	9	—	—	9

Net cash (used in) provided by investing activities	(1,644)	(97,347)	—	68,625	(30,366)

Cash flows from financing activities:
Repurchases of common stock	(65,376)	—	—	—	(65,376)
Intercompany notes and accounts	67,020	—	1,605	(68,625)	—
Other financing activities, net	108	(2,967)	—	—	(2,859)

Net cash provided by (used in) financing activities	1,752	(2,967)	1,605	(68,625)	(68,235)

Effect of changes in exchange rates on cash	—	—	(342)	—	(342)

Net (decrease) increase in cash	—	(32,764)	4,132	—	(28,632)

Cash and cash equivalents at beginning of period	—	46,358	12,145	—	58,503

Cash and cash equivalents at end of period	$—	$13,594	$16,277	$—	$29,871

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of services to major oil companies, foreign national oil companies and independent oil and natural gas production companies, including rig-based services, fluid management services, pressure pumping services, fishing services, rental services, and cased-hole electric wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina and Mexico. We also own a technology development company based in Canada and have equity interests in oilfield service companies in Canada and the Russian Federation.
          The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of March 31, 2009 and for the three months ended March 31, 2009 and 2008, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
          During the quarter ended March 31, 2009, we operated in two business segments, Well Servicing and Production Services. We also have a “Functional Support” segment associated with managing all of our reportable operating segments. A description of our Well Servicing and Production Services business segments is outlined below:
Well Servicing
     Rig Services
          This segment includes the maintenance of existing wells, workover of existing wells, completion of newly drilled wells, drilling of horizontal wells, recompletion of existing wells (re-entering a well to complete the well in a new geologic zone or formation) and plugging and abandonment of wells at the end of their useful lives.
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
     Fluid Management Services
          This segment also provides fluid management services, including oilfield transportation and produced-water disposal services. Our oilfield transportation and produced-water disposal services include vacuum truck services, fluid transportation services and disposal services for operators whose oil or natural gas wells produce saltwater and other fluids. In addition, we are a supplier of frac tanks which are used for temporary storage of fluids in conjunction with the fluid hauling operations. Our fluid management services will collect, transport and dispose of the saltwater. These fluids are removed from the well site and transported for disposal in a saltwater disposal (“SWD”) well.
Production Services
          This segment provides multiple services as described below:
     Pressure Pumping Services
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

     Fishing Services
          We provide fishing services to major and independent oil and natural gas production companies in the Gulf Coast, Central and Permian Basin marketplaces, as well as in California. We also provided limited services offshore in the Gulf of Mexico. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a “fishing tool.”
     Rental Services
          We provide rental services to major and independent oil and natural gas production companies in the Gulf Coast, Central and Permian Basin marketplaces, as well as in California. We offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services. Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented
Hydra-Walk® pipe-handling units and services), pressure-control equipment, power swivels and foam air units.
     Cased-hole Electric Wireline Services
          We perform activities at various times throughout the life of the well including perforating, completion logging, production logging and casing integrity services. After the wellbore is cased and cemented, we can provide a number of services. Perforating creates the flow path between the reservoir and the wellbore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. This service helps the operator analyze and monitor well performance and determine when a well may need a workover or further stimulation.
PERFORMANCE MEASURES
          In determining the overall health of the oilfield service industry, we believe the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis. Historically, our activity levels have correlated well with capital spending by oil and natural gas producers. When commodity prices are strong, capital spending by our customers tends to be high, as illustrated by the Baker Hughes U.S. land drilling rig count. As the following table indicates, the land drilling rig count has fallen dramatically since the fourth quarter of 2008 and prices for both oil and natural gas have also declined.

			Average Baker
		NYMEX Henry	Hughes U.S.
	WTI Cushing Oil	Hub Natural Gas	Land Drilling
	(1)	(1)	Rigs (2)
2009:
First Quarter	$43.18	$4.56	1,287

2008:
First Quarter	$97.94	$8.74	1,712
Second Quarter	$123.95	$11.47	1,797
Third Quarter	$118.05	$8.99	1,910
Fourth Quarter	$59.06	$6.42	1,836

(1)	Represents the average price for the periods presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com
          Internally, we measure activity levels in our Well Servicing segment primarily through our rig and trucking hours. As capital spending by our customer base increases, demand for our services generally rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by our customer base, we generally provide fewer services, which results in lower hours worked. The number of rig and trucking hours, as well as pricing, may also be affected by increases in industry capacity. We publicly release our monthly rig and trucking hours. The following table presents our quarterly rig and trucking hours from the first quarter of 2008 through the first quarter of 2009:

	Rig Hours	Trucking Hours
2009:
First Quarter	489,819	499,247

2008:
First Quarter	659,462	585,040
Second Quarter	701,286	603,632
Third Quarter	721,285	620,885
Fourth Quarter	634,772	607,004

Total 2008	2,716,805	2,416,561
MARKET CONDITIONS AND OUTLOOK
Market Conditions – Quarter Ended March 31, 2009
          Market conditions during the first quarter of 2009 continued the downward trend that began in the latter part of 2008. Overall demand for our services has continued to decline in response to the rapid decline in commodity prices for oil and natural gas since the third quarter of 2008, which has caused many of our customers’ projects to become economically unviable. The global financial crisis, which has reduced the availability of credit financing to many of our customers, has also affected demand. Our activity levels during the first quarter of 2009 declined significantly relative to prior periods, even when taking into account the expansion of our operations over the prior twelve months. As industry-wide activity levels have fallen, pricing pressures have increased, resulting in lower pricing for our services over the same time period. The average Baker Hughes U.S. land drilling rig count for the first quarter of 2009 was 1,287, a decline of 29.9% from December 31, 2008 and a decline of 24.8% since the end of the first quarter of 2008. The activity decline portrayed by the Baker Hughes U.S. land drilling rig count over the past three months represents the steepest decline in a three month period since that data began to be captured and reported. Commodity prices have seen a similar decline; spot prices for West Texas Intermediate at Cushing, Oklahoma have declined approximately 51.1% since the end of the first quarter of 2008, and natural gas at the Henry Hub has declined approximately 63.5% over the same period. All of our operating units have seen reductions in activity and pricing pressure as the remaining service providers attempt to retain their market share; those that have been hardest hit are those that are more closely tied to natural gas drilling activity, including our pressure pumping, fishing, rental and cased-hole electric wireline operations.
          In anticipation of the slowdown in activity, we implemented several cost reduction strategies during the late third and early fourth quarters of 2008, and those efforts continued and expanded during the first quarter of 2009. These strategies included pay rate and benefits reductions for our personnel, aggressive management of our supply chain in an effort to reduce our operating costs, and certain targeted workforce reductions. All of these efforts have helped to preserve some of our operating margins, but the decline in activity and pricing levels has been so rapid that our margins have suffered.
          In early 2009 we reorganized our internal operating structure around six major lines of business – Rig Services, Fluid Management Services, Pressure Pumping Services, Fishing Services, Rental Services, and Electric Wireline Services – and organized our operations in the continental United States around six major geographical regions. We believe that this shift in organizational makeup will help us become more competitive in all of the markets in which we operate and allow us to better capture synergies associated with our size and implement more rapid and consistent decision making. We also believe that our new organizational structure will position us well, when the business cycle turns, to more effectively capture the incremental margins resulting from an increase in activity.
Market Outlook for the Remainder of 2009
          We believe that the remainder of 2009 will continue to be difficult for our industry. Because commodity prices continue to be depressed and our customers’ access to credit remains restricted, we believe it is probable that activity levels and pricing will not see much improvement for the remainder of 2009. In certain markets and lines of business, we have begun to see the rates of decline in activity and pricing decrease, but we are not yet able to predict where or when the bottom of the market will occur. This is supported by the April 30, 2009 U.S. land rig count, which stood at 889, which is approximately 30.9% lower than the March 31, 2009 rig count. At current commodity price levels, many of our customers are still reluctant to spend funds, given the uncertainty over the near- and mid-term outlook for prices as a result of economic conditions, and we cannot be certain that the recent volatility in commodity prices has abated.
          For the remainder of 2009, we expect that our lines of business will continue to see low levels of activity and pricing relative to prior years. If commodity prices begin to stabilize, we anticipate that our Well Servicing businesses will be the first to level out, as our customers will first spend to maintain or increase their existing production. Less uncertainty over near- and mid-term oil and natural gas pricing, coupled with price reductions for our services, should encourage our customers to pursue maintenance activity on existing production. If commodity prices begin to recover, we feel that our Well Servicing segment will be the first to see the benefits in activity as our customers require workovers and other maintenance to bring wells that had previously been shut in back into production.
          Internationally, we are experiencing significant labor-related issues related to our operations in Argentina, primarily related to not being able to terminate the employment of field and office personnel due to the significant pressure and influence of employees and labor organizations. During the first quarter of 2009, we took appropriate legal actions to seek relief from the Argentine government to enable us to downsize our workforce and, in the near future, we may choose to terminate a significant portion of our Argentine employee base. We are also considering other alternatives for administrative relief with respect to our business and operations in Argentina. The ultimate outcome of our actions is impossible to determine at this time, but we are prepared to downsize our local operations or exit the region entirely. For the year ended December 31, 2008, our operations in Argentina represented less than 6% of our consolidated revenues.
          Because of our size, geographical diversity, and new organizational structure, we believe that we are well equipped to weather the downturn until commodity prices recover, leading our customers to spend more capital for production enhancement or maintenance needs and thereby increasing broader demand for our services. Until that time, management will continue to aggressively monitor and manage the Company’s cost structure, and we will continue to focus on maintaining a strong balance sheet with acceptable leverage ratios and good liquidity. Management will also continue to explore opportunities for expanding our service footprint into new markets or new lines of business as those opportunities present themselves in the current market.

RESULTS OF OPERATIONS
Consolidated Results of Operations
          The following table shows our consolidated results of operations for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
	(unaudited)
REVENUES	$331,989	$456,399

COSTS AND EXPENSES:
Direct operating expenses	227,227	281,641
Depreciation and amortization expense	44,756	39,976
General and administrative expenses	48,706	67,732
Interest expense, net of amounts capitalized	9,648	10,040
Loss (gain) on sale of assets, net	689	(266)
Interest income	(248)	(508)
Other expense, net	82	877

Total costs and expenses, net	330,860	399,492

Income before income taxes	1,129	56,907
Income tax expense	(225)	(22,457)

NET INCOME	904	34,450

Loss attributable to noncontrolling interest	—	34

NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$904	$34,484

Earnings per share attributable to common stockholders:
Basic	$0.01	$0.27
Diluted	$0.01	$0.27

Weighted average shares outstanding:
Basic	120,665	127,966
Diluted	121,436	129,307
          For the three months ended March 31, 2009, our net income was $0.9 million, compared to net income of $34.5 million for the three months ended March 31, 2008. Our earnings per diluted share for the period was $0.01 per share compared to $0.27 per share for the same period in 2008. The decrease in net income and earnings per share was primarily attributable to a decline in revenues associated with the severe downturn in market conditions, partially offset by decreases in our expenses, an increase in earnings from our operations in Mexico, and contributions from the acquisitions we made during the last twelve months.
          A detailed review of our operations, including a review of our segments, for the first quarter of 2009 compared to the same period in 2008, is provided below.
     Revenues
          Our consolidated revenue for the three months ended March 31, 2009 decreased $124.4 million, or 27.3%, to $332.0 million from $456.4 million for the three months ended March 31, 2008. The decrease in revenue is primarily attributable to the severe downturn in market conditions beginning in the late fourth quarter of 2008 and continuing through the first quarter of 2009. As a result of the changes in the marketplace, we experienced a significant decline in our activity and pricing for our services. Partially offsetting these declines was revenue attributable to acquisitions made during the previous twelve months and the expansion of our operations in Mexico.
     Direct Operating Expenses
          Our consolidated direct operating expenses decreased $54.4 million, or 19.3%, to $227.2 million for the three months ended March 31, 2009 compared to $281.6 million for the three months ended March 31, 2008. These costs were 68.4% of revenue during the first quarter of 2009, compared to 61.7% during the same period in 2008. The decline in direct operating expenses during the first quarter of 2009 was attributable to lower direct employee compensation, lower repairs and maintenance expenses, lower fuel costs and a decline in our costs for frac sand. These costs declined due to our lower activity levels associated with the lower demand for our services in the first quarter of 2009 compared to the same period in 2008, lower fuel prices, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services. Partially offsetting these declines were higher direct operating expenses during the first quarter of 2009 associated with the acquisitions we made in the last twelve months.

     Depreciation and Amortization Expense
          Depreciation and amortization expense increased approximately $4.8 million, or 12.0%, to $44.8 million during the first quarter of 2009 compared to $40.0 million for the first quarter of 2008. The increase in our depreciation and amortization expense is primarily attributable to acquisitions we have completed in the last twelve months, the expansion of our operations in Mexico, and charges for assets that we took out of service during the first quarter of 2009 in response to the downturn in market conditions.
     General and Administrative Expenses
          General and administrative expenses decreased approximately $19.0 million, or 28.1%, to $48.7 million for the three months ended March 31, 2009, compared to $67.7 million for the three months ended March 31, 2008. General and administrative expense was 14.7% of revenue for the first quarter of 2009, compared to 14.8% of revenue for the same period in 2008. Our general and administrative expenses declined as a result of lower professional fees due to the continuing resolution of items arising from our previously delayed financial reporting process and improvements in our internal control environment and as a result of lower employee compensation attributable to headcount, wage rate and benefits reductions that we put in place in late 2008 and early 2009 in anticipation of and in response to the downturn in activity levels. Equity-based compensation was also lower in the first quarter of 2009 as a result of our having accelerated the vesting period on the majority of our stock option awards that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the first quarter of 2009.
     Interest Expense, net of amounts capitalized
          Interest expense decreased approximately $0.4 million, or 3.9%, for the three months ended March 31, 2009, compared to the same period in 2008. The decline in interest expense is primarily attributable to lower interest rates on our variable-rate debt instruments, partially offset by higher overall debt levels.
     Loss (gain) on sale of assets, net
          During the three months ended March 31, 2009, we recognized a net loss on asset sales of approximately $0.7 million, compared to a net gain of approximately $0.3 million during the first quarter of 2008. From time to time and in the normal course of business, we sell assets that are either in scrap condition or are no longer being used, and recognize gains or losses, as appropriate, based on the difference between the proceeds received from the sale and the carrying value of the asset prior to disposition.
     Interest Income
          Interest income decreased approximately $0.3 million to $0.2 million for the first quarter of 2009 compared to $0.5 million for the first quarter of 2008. The decrease in interest income is primarily attributable to declines in interest rates during the latter part of 2008, partially offset by our increased cash and cash equivalents.
     Other Expense, net
          Other expense, net decreased approximately $0.8 million to less than $0.1 million during the first quarter of 2009 compared to $0.9 million in the first quarter of 2008. Other expense, net is primarily attributable to our pro-rata share of the income or loss from our equity-method investments in IROC, AFTI and Geostream and foreign currency transaction gains and losses from our international operations.
     Income Tax Expense
          Our income tax expense decreased $22.2 million to $0.2 million for the first quarter of 2009 from $22.5 million for the first quarter of 2008. The decrease in income tax expense during the first quarter of 2009 is primarily attributable to decreased taxable income for the period. Additionally, our effective tax rate was 19.9% for the three months ended March 31, 2009 compared to 39.5% for the three months ended March 31, 2008, and decreased during the first quarter of 2009 as a result of our projections of our full-year taxable income for 2009 and certain discrete items related to the release of prior reserves we recorded pursuant to Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).

Segment Operating Results
          The following table shows operating results for each of our segments, net of intersegment eliminations, for the three month periods ended March 31, 2009 and 2008, respectively (in thousands, except for percentages):
For the three months ended March 31, 2009:

		Production	Functional
	Well Servicing	Services	Support
Revenues from external customers	$256,261	$75,728	$—
Operating expenses, net of intersegment eliminations	215,246	79,288	26,155
Operating income (loss)	41,015	(3,560)	(26,155)
Operating income (loss) as a percentage of revenue	16.0%	-4.7%	n/a
For the three months ended March 31, 2008:

		Production	Functional
	Well Servicing	Services	Support
Revenues from external customers	$338,513	$117,886	$—
Operating expenses, net of intersegment eliminations	253,058	92,973	43,318
Operating income (loss)	85,455	24,913	(43,318)
Operating income (loss) as a percentage of revenue	25.2%	21.1%	n/a
     Well Servicing
          Revenues from external customers for our Well Servicing segment decreased $82.3 million, or 24.3%, to $256.3 million for the three months ended March 31, 2009, compared to $338.5 million for the three months ended March 31, 2008. The primary reason for the decline in revenues for this segment was the overall downturn in the market for our services, resulting in lower activity levels and pricing during the first quarter of 2009. Partially offsetting these declines were revenues attributable to acquisitions we completed during the previous twelve months and the expansion of our operations in Mexico. Rig hours for the first quarter of 2009 totaled 489,819, a decrease of approximately 25.7% from 659,462 hours during the first quarter of 2008. Trucking hours for the first quarter of 2009 totaled 499,247, a decline of approximately 14.7% from 585,040 hours during the first quarter of 2008.
          Operating expenses, net of intersegment eliminations, for our Well Servicing segment were $215.3 million during the three months ended March 31, 2009, which represented a decrease of $37.8 million, or 14.9%, compared to $253.1 million for the same period in 2008. Operating income for the Well Servicing segment was 16.0% of revenue for the first quarter of 2009 and 25.2% of revenue for the same period in 2008. The decline in operating expenses during the first quarter of 2009 was attributable to lower employee compensation, lower repairs and maintenance expenses, and lower fuel costs. These costs declined due to our lower activity levels associated with the lower demand for our services in the first quarter of 2009 compared to the same period in 2008, lower fuel prices, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services. Partially offsetting these declines were higher expenses during the first quarter of 2009 associated with the acquisitions we made in the last twelve months and the expansion of our operations in Mexico, as well as higher depreciation expense associated with our acquisitions and larger fixed asset base.
     Production Services
          Revenues from external customers for our Production Services segment, which includes our pressure pumping, fishing, rental, and electric wireline lines of business and our technology development group based in Canada, decreased $42.2 million, or 35.8%, to $75.7 million for the three months ended March 31, 2009 compared to $117.9 million for the same period in 2008. The overall decline in revenue for this segment is primarily attributable to lower asset utilization resulting from the decline in land drilling activity in the continental United States, and the resulting pressure on pricing as service providers attempt to maintain market share. Partially offsetting the decline in revenues are incremental revenues associated with the acquisitions we have made during the last twelve months.

          Operating expenses, net of intersegment eliminations, for our Production Services segment decreased $13.7 million, or 14.7%, to $79.3 million for the first quarter of 2009 compared to $93.0 million for the first quarter of 2008. Operating income declined due to our lower activity levels associated with the lower demand for our services in the first quarter of 2009 compared to the same period in 2008. Partially offsetting the lower operating income were declines in operating expenses associated with reductions in activity, lower fuel prices, lower expenses for frac sand, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services. Partially offsetting these declines were higher operating expenses during the first quarter of 2009 associated with the acquisitions we have made in the last twelve months and higher depreciation expense associated with our larger fixed asset base.
Functional Support
          Operating expenses for Functional Support, which represent expenses associated with managing our other reportable operating segments, declined approximately $17.2 million, or 39.6%, to $26.2 million for the three months ended March 31, 2009 compared to $43.3 million for the same period in 2008. The primary reason for the decline in Functional Support costs is lower general and administrative employee compensation associated with headcount, wage rate and benefits reductions we put into place during the fourth quarter of 2008 and continuing into the first quarter of 2009 in anticipation of and in response to the downturn in demand for our services. Also contributing to the decrease were lower professional fees (approximately $7.5 million) associated with the continuing resolution of items arising from our previously delayed financial reporting process and improvements in our internal controls environment, and lower equity-based compensation expenses. During the fourth quarter of 2008 we accelerated the vesting period on the majority of our “out of the money” stock option awards. As a result, no expense was recognized on those awards during the first quarter of 2009, leading to a decline in equity-based compensation costs of approximately $3.4 million.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
          The following table summarizes our cash flows for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March
	31,
	2009	2008
	(in thousands)
Net cash provided by operating activities	$129,383	$70,311
Cash paid for capital expenditures	(44,797)	(30,375)
Other investing activities, net	797	9
Repayments of capital lease obligations	(2,635)	(3,006)
Repayments on long-term debt	(513)	—
Repurchases of common stock	(38)	(65,376)
Other financing activities, net	—	147
Effect of exchange rates on cash	(714)	(342)

Net increase (decrease) in cash and cash equivalents	$81,483	$(28,632)

          Cash flow from operating activities increased approximately $59.1 million, which was primarily the result of increased collections of accounts receivable, partially offset by lower net income and higher cash paid against our accounts payable balances.
          Cash flow used in investing activities increased approximately $13.6 million during the first quarter of 2009 compared to the same period in 2008. The increase in cash used in investing activities was primarily the result of higher capital expenditures during the first quarter of 2009 compared to the same period in 2008.
          Cash flow used in financing activities decreased approximately $65.0 million during the first quarter of 2009 compared to the same period in 2008, primarily because the Company did not make any purchases of its common stock under its share repurchase program during the first quarter of 2009.

          As of March 31, 2009, we had net working capital (excluding the current portion of long-term debt, notes payable to related parties, and capital lease obligations of $25.5 million) of $303.7 million. Net working capital at December 31, 2008 (excluding the current portion of long-term debt, notes payable to related parties, and capital lease obligations of $25.7 million) was $311.5 million. Our working capital at March 31, 2009 decreased from December 31, 2008 primarily as a result of increased accrued interest expense and lower accounts receivable, partially offset by the increase in our cash and cash equivalents.
          As of April 30, 2009, we had $185.2 million of cash and cash equivalents. Of this amount, our accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), including under the FDIC’s Temporary Liquidity Guarantee Program, up to $3.8 million. In addition, $39.8 million of our cash held in money market accounts as of April 30, 2009 was guaranteed by the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. The Company’s cash deposits in excess of these amounts were not insured or guaranteed.
          We believe that despite the current market downturn, our current and near-term financial condition is strong. As of March 31, 2009, we had $174.2 million in cash and cash equivalents, and net working capital excluding the current portion of long-term debt, notes payable to related parties and capital lease obligations of $303.7 million. As of March 31, 2009, $187.8 million of borrowings were outstanding under our revolving credit facility and $53.6 million of letters of credit issued under the letter of credit sub-facility, which also reduce the total borrowing capacity under the Senior Secured Credit Facility were also outstanding. As of March 31, 2009, we had $139.3 million of availability under our Senior Secured Credit Facility. Our borrowing level at March 31, 2009 represents the highest amount of outstanding borrowings incurred by us during 2009.

          At March 31, 2009, our annual debt maturities for our Senior Notes, borrowings under our Senior Secured Credit Facility, notes payable to related parties and other indebtedness were as follows:

Principal Payments
(in thousands)
2009	$16,500
2010	3,015
2011	2,000
2012	189,813
2013	—
2014	425,000

Total principal payments	636,328
          At March 31, 2009, the Company is in compliance with all the covenants required under our Senior Notes and the Senior Secured Credit Facility. See “Sources of Liquidity and Capital Resources” and “Liquidity Outlook and Future Capital Requirements” below for further discussion of the Senior Notes and the Senior Secured Credit Facility.
Sources of Liquidity and Capital Resources
          The Company’s sources of liquidity include our current cash and cash equivalents, availability under our Senior Secured Credit Facility (defined below), and internally generated cash flows from operations. During the fourth quarter of 2007, we refinanced our indebtedness and issued the Senior Notes (defined below), using the proceeds from that issuance to retire our then-existing senior credit facility. We also entered into our current Senior Secured Credit Facility during the fourth quarter of 2007. See “Note 7. Long-Term Debt” under “Item 1. Financial Statements” above for further detail.
     8.375% Senior Notes
          On November 29, 2007, we issued 8.375% senior notes (the “Senior Notes”). The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were approximately $416.1 million. We used approximately $394.9 million of the net proceeds to retire our term loans, including accrued and unpaid interest, under our then-existing senior credit facility.
          The Senior Notes are general unsecured senior obligations of the Company. Accordingly, they rank effectively subordinate to all of our existing and future secured indebtedness. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the Senior Notes is payable on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2014.
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
          In accordance with a registration rights agreement, the Company filed an exchange offer registration statement with the SEC, which became effective on August 22, 2008, and offered to exchange an aggregate principal amount of $425.0 million of registered 8.375% Senior Notes due 2014, which the Company refers to as the exchange notes, for any and all of our original unregistered 8.375% Senior Notes due 2014 that were issued in a private offering on November 29, 2007. The terms of the exchange notes were substantially identical to those terms of the original notes, except that transfer restrictions, registration rights and additional interest provisions relating to the originally issued notes did not apply to the exchange notes. References to the “Senior Notes” herein includes exchange notes issued in the exchange offer.
     Senior Secured Credit Facility
          Simultaneously with the closing of the offering of the Senior Notes, the Company entered into a new credit agreement with several lenders that provides for a senior secured credit facility (the “Senior Secured Credit Facility”) consisting of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400.0 million, all of which will mature no later than November 29, 2012. All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment. The Senior Secured Credit Facility and the obligations thereunder are secured by substantially all of the assets of the Company and are or will be guaranteed by certain of the Company’s existing and future domestic subsidiaries. The Senior Secured Credit Facility replaced the Company’s previous senior credit facility, which was terminated in connection with the closing of the offering of the Senior Notes.
          The interest rate per annum applicable to amounts borrowed under the Senior Secured Credit Facility are, at the Company’s option, (i) LIBOR plus the applicable margin or (ii) the higher of (x) Bank of America’s prime rate and (y) the Federal Funds rate plus 0.5%, plus the applicable margin. The applicable margin for LIBOR loans ranges from 150 to 200 basis points, and the applicable margin for all other loans ranges from 50 to 100 basis points, both of which depend upon the Company’s consolidated leverage ratio. The one-month LIBOR rate at March 31, 2009 was 0.5% and our borrowing rate was 150 basis points over LIBOR.
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
          On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. A subsidiary of Lehman, Lehman Commercial Paper, Inc. (“LCPI”), was a member of the syndicate of banks participating in our Senior Secured Credit Facility. LCPI’s commitment was approximately 11% of the Company’s total facility. As of March 31, 2009, the Company had approximately $139.3 million available under its Senior Secured Credit Facility. This availability does not include approximately $19.3 million of unfunded commitments by LCPI. The Company also had $53.6 million in committed letters of credit under the Senior Secured Credit Facility. Under the terms of the Senior Secured Credit Facility, committed letters of credit count against the Company’s borrowing capacity.
     Moncla Notes Payable
          In connection with the acquisition of Moncla Well Service, Inc. and related entities (collectively, “Moncla”), we entered into two notes payable with its former owners (each, a “Moncla Note” and, collectively, the “Moncla Notes”). The first Moncla Note is an unsecured note in the amount of $12.5 million, which is due and payable in a lump-sum, together with accrued interest, on October 25, 2009. The second Moncla Note is an unsecured note in the amount of $10.0 million and is payable in annual installments of $2.0 million, plus accrued interest, beginning October 25, 2008 through 2012. Each of the Moncla Notes bears interest at the Federal Funds rate adjusted annually on the anniversary of the closing date of the Moncla acquisition.
     Capital Lease Agreements
          We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of March 31, 2009, there was approximately $21.4 million outstanding under such equipment leases.
     Off-Balance Sheet Arrangements
          At March 31, 2009 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
          We believe that our internally generated cash flow from operations and current reserves of cash and cash equivalents are sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures and debt service for the remainder of 2009. As we have historically done, the Company may, from time to time, access available funds under its Senior Secured Credit Facility to supplement its liquidity to meet its cash requirements for day to day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our Senior Secured Credit Facility and, in the case of acquisitions, equity.

          As of April 30, 2009, we had $53.6 million of letters of credit issued under the letter of credit sub-facility and approximately $657.1 million of total debt, notes payable and capital leases. As of April 30, 2009, we had cash on hand of $185.2 million and available borrowing capacity of $139.3 million under our Senior Secured Credit Facility. As of April 30, 2009, approximately $18.0 million of our cash and cash equivalents was held in the bank accounts of our foreign subsidiaries, with $3.8 million of that amount being held in U.S. bank accounts and denominated in U.S. dollars. We believe that these balances could be repatriated for general corporate use without material withholdings.
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
          Our Senior Secured Credit Facility also requires us to maintain certain financial performance levels. The financial covenants are as follows:
•	Consolidated Interest Coverage Ratio — As calculated pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of trailing four quarters earnings before interest, tax, depreciation and amortization (“EBITDA”) to interest expense of at least 3.0 to 1.0. At March 31, 2009, the calculated consolidated interest coverage ratio was 10.59 to 1.0.

•	Consolidated Leverage Ratio — As calculated pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of total debt to trailing four quarters EBITDA of no greater than 3.5 to 1.0. At March 31, 2009, the calculated consolidated leverage ratio was 1.52 to 1.0. With total qualifying debt of $657.1 million at March 31, 2009, this covenant requires that our trailing four quarters EBITDA meet a minimum threshold of $187.7 million. Prior to the first quarter of 2009, we included outstanding letters of credit (currently $53.6 million) with funded debt when calculating this ratio. We recently determined that outstanding letters of credit are not defined as funded indebtedness under our Senior Secured Credit Facility, and therefore they have been excluded from this calculation.
          Management believes that the Company will remain in compliance with these covenants, ratios and tests through at least the end of 2009. Should the trailing four quarter EBITDA fall below the required threshold in the future, management may also utilize cash on hand to reduce debt outstanding to maintain compliance with this covenant. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. See “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008 filed with the SEC on February 27, 2009.
          Although continued deterioration of market conditions could lead to a downgrade in the credit ratings of companies in our industry, a downgrade of Key’s credit rating would not have an effect on our outstanding debt under either the Senior Secured Credit Facility or the Senior Notes, but would potentially impact our ability to obtain additional external financing, if it was required.
     Capital Expenditures
          During 2009, management plans to continue to invest in our business through capital expenditures, albeit at levels lower than in prior years. Our capital expenditure program for 2009 is expected to total approximately $100 million. As of March 31, 2009, we had approved remaining projects totaling approximately $22.4 million. However, our capital expenditure program is subject to market conditions, including activity levels, commodity prices and industry capacity. Our focus for the remainder of 2009 will be maximizing the utilization of our current equipment; however, we may seek to increase our 2009 capital expenditure budget in the event international expansion opportunities develop. We currently plan to fund these expenditures through a combination of cash on hand, operating cash flows and borrowings under our Senior Secured Credit Facility. Should our operating cash flows prove to be insufficient to fund these expenditures, management expects it will adjust capital spending plans accordingly.
     Debt Service
          In the fourth quarter of 2009, we are required to make principal payments totaling $14.5 million, plus accrued interest, related to the Moncla Notes. These payments represent a lump sum payment of one Moncla Note totaling $12.5 million and a $2.0 million annual installment payment on the second Moncla Note. We expect to fund our obligations under the Moncla Notes through cash on hand generated by operating activities or borrowings under our Senior Secured Credit Facility.

          Additionally, interest on our Senior Notes is due on June 1 and December 1 of each year. Interest on the Senior Notes will be approximately $35.6 million for 2009. We expect to fund interest payments from cash generated by operations.
     Geostream Investment
          On October 31, 2008, we acquired a 26% interest in Geostream for $17.4 million. Geostream is based in the Russian Federation and provides drilling and workover services and sub-surface engineering and modeling in the Russian Federation. Under the Geostream agreement, we were originally required to purchase an additional 24% of Geostream no later than March 31, 2009 for approximately €11.3 million (which at March 31, 2009 was equivalent to $14.9 million). However, we entered into an amendment to the agreement on March 24, 2009 that extended this date from March 31, 2009 to June 30, 2009. For a period not to exceed six years subsequent to October 31, 2008, we have the option to increase our ownership percentage of Geostream to 100%. However, if we have not acquired 100% of Geostream on or before the end of the six-year period, we will be required to arrange an initial public offering for those shares. We expect to satisfy our obligation to Geostream through cash on hand generated by our operations or borrowings under our Senior Secured Credit Facility.
          While management continues to anticipate that 2009 will continue to be a period of lower demand and prices for our services, we believe that our operating cash flow, cash on hand and available borrowings, coupled with our ability to control our capital expenditures, will be sufficient to maintain adequate liquidity throughout the remainder of 2009.
Share Repurchase Plan
          In October 2007, our board of directors authorized a share repurchase program of up to $300.0 million. From the inception of the program in November 2007 through March 31, 2009, we repurchased approximately 13.4 million shares of our common stock through open market transactions for an aggregate cost of approximately $167.3 million. We did not make any share repurchases under the program during the first quarter of 2009. The share repurchase program expired per its terms on March 31, 2009 and was not extended.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2008 Annual Report on Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K dated as of, and filed with the SEC on, February 27, 2009.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management concluded that due to the identification of a material weakness in our payroll process as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and discussed below, as of March 31, 2009, the Company’s disclosure controls and procedures remained ineffective.
Internal Control Over Financial Reporting
          In February 2009, we filed our Annual Report on Form 10-K for the year ended December 31, 2008 in which we described ineffective control activities surrounding our payroll process that constituted a material weakness in our system of internal control over financial reporting as of December 31, 2008. Specifically, these control activities pertained to documentation and approvals of employee master file data, proper evidence concerning approval of hours worked or rate changes and deficiencies with reconciliations where payroll data was a major component. In 2008, we worked to improve our payroll process including data quality and internal controls. During the middle of 2008, we began to relocate the payroll function from a shared services location in Midland, Texas to our corporate offices in Houston, Texas. During this transition, the payroll department lost a significant percentage of its staff which required their replacement with new personnel. We also increased the overall size of the payroll department upon its relocation to Houston. With this change, we also added new payroll practices and procedures. Additionally, throughout 2008, we worked on the replacement of our existing payroll system with a new human resource information system, which included a payroll system, that was initiated in late 2007. However, due to the nature and functionality of the payroll system that was in place during 2008, our conversion to a new system was delayed until January 2009. The implementation of a new human resource information system in January 2009 allows for automated workflow and approval of information, including, among other things, employee master file data, hours worked and rate changes. We believe that as the new payroll department employees receive the proper training and with the implementation of the new human resource and payroll system that was completed in January 2009, we will further strengthen our control structure, increase our efficiency in processing payroll and provide transparency of payroll related data, allowing for the remediation of this material weakness. We will begin our process for evaluating the operating effectiveness of these controls during the second quarter of 2009. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2009. Until this process is completed, we cannot conclude that this material weakness has been remediated.
Changes in Internal Control over Financial Reporting
          Except for the implementation of a new human resource information system described above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          In addition to various suits and claims that have arisen in the ordinary course of business, we continue to be involved in litigation with some of our former executive officers. We do not believe that the disposition of any of these items, including litigation with former management, will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 9. Commitments and Contingencies” in “Item 1. Financial Statements” above.
ITEM 1A. RISK FACTORS
          There have been no material changes in our risk factors disclosed in our 2008 Annual Report on Form 10-K dated as of, and filed with the SEC on, February 27, 2009. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K.
          However, we have identified the following additional risk factor:
          In addition to the general economic, political and social instability risks of doing business in certain foreign countries disclosed in our 2008 Annual Report on Form 10-K, the operations and financial condition of our business could be affected by union activity and general labor unrest in Argentina. The labor expenses of our business in Argentina have increased, and could continue to increase, as a result of the significant political influence of labor organizations and our resulting inability to terminate employees and reduce wages in order to lower our cost structure.
          Significant labor-related issues in Argentina, primarily related to not being able to terminate the employment of field and office personnel due to the significant pressure and influence of employees and labor organizations, have been exacerbated by the severe global economic downturn and declining activity levels. In Argentina, labor organizations have substantial support and have considerable political influence.
          During the first quarter of 2009, we took appropriate legal actions to seek relief from the Argentine government, enabling us to downsize our workforce and, in the near future, we may choose to terminate a significant portion of our Argentine employee base. However, it is possible that the government will adopt further measures that could increase salaries, require us to provide additional benefits and severance payments, and other similar restrictive measures, all of which would increase our costs and potentially further reduce the profitability, cash flow and liquidity of our Argentine operations.
          Any termination of employees in Argentina could result in increased pressure from the local labor unions, labor disputes, seizure of our equipment, civil unrest at our facilities, and similar developments that would be materially disruptive to our continuing operations in the country and could have a negative effect on our financial position, results of operations and cash flows. We are also considering other alternatives for administrative relief with respect to our business and operations in Argentina. The ultimate outcome of our actions is impossible to determine at this time, but we are prepared to downsize our local operations or exit the region entirely.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          In October 2007, our board of directors authorized a share repurchase program of up to $300.0 million which was effective through March 31, 2009. From the inception of the program in November 2007 through March 31, 2009, we repurchased approximately 13.4 million shares of our common stock through open market transactions for an aggregate cost of approximately $167.3 million. The share repurchase program expired per its terms on March 31, 2009 and was not extended.

ISSUER PURCHASES OF EQUITY SECURITIES
          Although the Company did not repurchase any shares of common stock during the three months ended March 31, 2009 under the share repurchase program described above, the Company did repurchase the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

				Approximate
			Total Number of	Dollar Amount of
			Shares Purchased	Shares that may
		Weighted	as Part of Publicly	yet be Purchased
	Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased (1)	Paid per Share (2)	or Programs	or Programs (3)
January 1, 2009 to January 31, 2009	7,557	$4.58	—	$132,667,925
February 1, 2009 to February 28, 2009	—	—	—	132,667,925
March 1, 2009 to March 31, 2009	—	—	—	—

Total	7,557	$4.58	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the NYSE on the vesting date for awards granted under the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan and the previous business day for awards granted under the Key Energy Group, Inc. 1997 Incentive Plan.

(3)	Our publicly-announced share repurchase plan expired per its terms on March 31, 2009 and was not extended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
          None.
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 9, 2008, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 001-08038.)

10.1†*	Letter Agreement, between Key Energy Services, Inc. and William M. Austin, dated February 5, 2009.

10.2†*	Separation and Release Agreement, by and between Key Energy Shared Services, LLC, Key Energy Services, Inc. and William M. Austin, dated February 11, 2009.

10.3†	Employment Agreement, dated as of March 26, 2009, by and between Trey Whichard and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 26, 2009, File No. 001-008038.)

10.4	Amendment to Master Agreement, dated March 11, 2009, by and among Key Energy Services, Inc., Key Energy services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2009, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or any executive officer participates.

*	Filed herewith

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)
By:	/s/ Richard J. Alario
Richard J. Alario
President and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2009

EXHIBITS INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on April 9, 2008, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 001-08038.)

10.1†*	Letter Agreement, between Key Energy Services, Inc. and William M. Austin, dated February 5, 2009.

10.2†*	Separation and Release Agreement, between Key Energy Shared Services, LLC, Key Energy Services, Inc. and William M. Austin, dated February 11, 2009.

10.3†	Employment Agreement, dated as of March 26, 2009, by and between Trey Whichard and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 26, 2009, File No. 001-008038.)

10.4	Amendment to Master Agreement, dated March 11, 2009, by and among Key Energy Services, Inc., Key Energy services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2009, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or any executive officer participates.

*	Filed herewith