Form 10-Q
period 2009-06-30
KEY ENERGY SERVICES INC
filed 2009-08-07
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Yes ☐     No ☑
     As of July 31, 2009, the number of outstanding shares of common stock of the registrant was 124,046,273.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Quarterly Report on Form 10-Q for the period ended March 31, 2009, in our recent Current Reports on Form 8-K and in our other filings with the Securities and Exchange Commission. Actual performance or results may differ materially and adversely.
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

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

		December 31,
	June 30, 2009	2008
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$79,639	$92,691
Accounts receivable, net of allowance for doubtful accounts of $14,132 and $11,468, respectively	197,181	377,353
Inventories	31,619	34,756
Prepaid expenses	9,327	15,513
Deferred tax assets	25,581	26,623
Income taxes receivable	21,218	4,848
Other current assets	7,676	7,338

Total current assets	372,241	559,122

Property and equipment, gross	1,907,114	1,858,307
Accumulated depreciation	(871,144)	(806,624)

Property and equipment, net	1,035,970	1,051,683

Goodwill	321,338	320,992
Other intangible assets, net	35,928	42,345
Deferred financing costs, net	9,509	10,489
Notes and accounts receivable — related parties	437	336
Equity method investments	23,323	24,220
Other assets	7,166	7,736

TOTAL ASSETS	$1,805,912	$2,016,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,942	$46,185
Accrued liabilities	140,460	197,116
Accrued interest	3,682	4,368
Current portion of capital lease obligations	8,597	9,386
Current portion of notes payable — related parties, net of discount	14,383	14,318
Current portion of long-term debt	2,023	2,000

Total current liabilities	191,087	273,373

Capital lease obligations, less current portion	10,461	13,763
Notes payable — related parties, less current portion	6,000	6,000
Long-term debt, less current portion	512,812	613,828
Workers’ compensation, vehicular, health and other insurance liabilities	36,952	43,151
Deferred tax liabilities	188,203	188,581
Other non-current accrued liabilities	17,336	17,495

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 124,046,273 and 121,305,289 shares issued and outstanding, respectively	12,405	12,131
Additional paid-in capital	605,956	601,872
Accumulated other comprehensive loss	(51,010)	(46,550)
Retained earnings	275,710	293,279

Total stockholders’ equity attributable to common stockholders	843,061	860,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,805,912	$2,016,923

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
REVENUES	$241,458	$502,003	$573,447	$958,402

COSTS AND EXPENSES:
Direct operating expenses	173,853	322,488	401,080	604,129
Depreciation and amortization expense	43,191	42,271	87,947	82,247
General and administrative expenses	45,395	58,249	94,101	125,981
Interest expense, net of amounts capitalized	10,181	10,079	19,829	20,119
Gain on disposal of assets, net	(1,350)	(360)	(661)	(626)
Interest income	(169)	(182)	(417)	(690)
Other income, net	(512)	(1,789)	(430)	(912)

Total costs and expenses, net	270,589	430,756	601,449	830,248

(Loss) income before taxes and noncontrolling interest	(29,131)	71,247	(28,002)	128,154
Income tax benefit (expense)	10,658	(27,446)	10,433	(49,903)

Net (Loss) Income	(18,473)	43,801	(17,569)	78,251

Noncontrolling interest	—	211	—	245

(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,473)	$44,012	$(17,569)	$78,496

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.15)	$0.35	$(0.15)	$0.62
Diluted	$(0.15)	$0.35	$(0.15)	$0.61

Weighted average shares outstanding:
Basic	120,963	124,448	120,815	126,207
Diluted	120,963	126,521	120,815	127,914
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net (Loss) Income	$(18,473)	$43,801	$(17,569)	$78,251

Other comprehensive (loss) income, net of tax:

Foreign currency translation gain (loss), net of tax of $(515), $0, $(44) and $0, respectively	764	2,776	(4,490)	2,228

Deferred gain from available for sale investments, net of tax of $0, $0, $0 and $0, respectively	—	7	30	—

Total other comprehensive gain (loss), net of tax	764	2,783	(4,460)	2,228

Comprehensive (loss) income, net of tax	(17,709)	46,584	(22,029)	80,479

Comprehensive loss attributable to noncontrolling interest	—	187	—	246

Comprehensive (loss) income attributable to common stockholders	$(17,709)	$46,771	$(22,029)	$80,725

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income attributable to common stockholders	$(17,569)	$78,496

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Noncontrolling interest	—	(245)
Depreciation and amortization expense	87,947	82,247
Bad debt expense	2,674	1,444
Accretion of asset retirement obligations	280	320
Loss (income) from equity method investments	436	(1,027)
Amortization of deferred financing costs and discount	1,044	1,066
Deferred income tax expense	643	886
Capitalized interest	(2,444)	(3,174)
Gain on disposal of assets, net	(661)	(360)
Loss on sale of available for sale investments, net	30	—
Share-based compensation	3,295	7,217
Excess tax benefits from share-based compensation	—	(1,695)
Changes in working capital:
Accounts receivable	177,321	(44,369)
Other current assets	8,086	(1,014)
Accounts payable, accrued interest and accrued expenses	(105,098)	42,258
Share-based compensation liability awards	(21)	384
Other assets and liabilities	1,336	(350)

Net cash provided by operating activities	157,299	162,084

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(67,409)	(71,371)
Proceeds from sale of fixed assets	3,818	2,512
Acquisitions, net of cash acquired of $0 and $2,017	—	(61,619)
Acquisition of intangible assets	—	(1,086)
Dividend from equity-method investments	199	—
Proceeds from sale of short-term investments	—	268

Net cash used in investing activities	(63,392)	(131,296)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(1,026)	—
Repayments of capital lease obligations	(6,107)	(5,936)
Borrowings on revolving credit facility	—	85,000
Repayments on revolving credit facility	(100,000)	(35,000)
Repurchases of common stock	(113)	(95,879)
Proceeds from exercise of stock options	1,177	5,972
Proceeds paid for deferred financing costs	—	(314)
Excess tax benefits from share-based compensation	—	1,695

Net cash used in financing activities	(106,069)	(44,462)

Effect of changes in exchange rates on cash	(890)	630

Net decrease in cash and cash equivalents	(13,052)	(13,044)

Cash and cash equivalents, beginning of period	92,691	58,503

Cash and cash equivalents, end of period	$79,639	$45,459

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
     The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
     We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q for possible disclosure as a subsequent event. Management monitored for subsequent events through August 6, 2009 as this was the date that these financial statements were available to be issued. No subsequent events that required disclosure were identified.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
     The preparation of these condensed consolidated financial statements requires us to develop estimates and to make assumptions that affect our financial position, results of operations and cash flows. These estimates also impact the nature and extent of our disclosure, if any, of our commitments and contingencies. Among other things, we use estimates to (i) analyze assets for possible impairment, (ii) determine depreciable lives for our assets, (iii) assess future tax exposure and realization of deferred tax assets, (iv) determine amounts to accrue for contingencies, (v) value tangible and intangible assets and (vi) assess workers’ compensation, vehicular liability, self-insured risk accruals and other insurance reserves. Our actual results may differ materially from these estimates. We believe that our estimates are reasonable. There have been no material changes in our evaluation of the accounting estimates or underlying assumptions to the significant accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards Adopted in this Report
     FSP 157-4. In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”)157-4, Determining the Fair Value of a Financial Asset When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 clarified the application of SFAS No. 157, Fair Value Measurements (“SFAS 157”) by providing additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     FSP 115-2. In April 2009, the FASB issued FSP 115-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”), which amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, and the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
     FSP 107-1. In April 2009, the FASB issued FSP SFAS 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements. FSP 107-1 also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information for interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, and the adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
     SFAS 165. In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosing of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS 165 does not significantly change the types of subsequent events that an entity reports, but it requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim or annual reporting requirements ending after June 15, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.
Accounting Standards Not Yet Adopted in this Report
     SFAS 166. In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”) and removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
     SFAS 167. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the scope of FIN 46(R) to include entities previously considered qualifying special-purpose entities by FIN 46(R), as the concept of a qualifying special-purpose entity was eliminated in SFAS 166. This standard is to be effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
     SFAS 168. In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). Upon its adoption, the FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Following SFAS 168, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. SFAS 168 will also modify the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
NOTE 3. ACQUISITIONS
     From time to time, the Company acquires businesses or assets that are consistent with its long-term growth strategy. Results of operations for acquisitions are included in the Company’s financial statements beginning on the date of acquisition. Acquisitions prior to January 1, 2009 are accounted for using the purchase method of accounting and the purchase price is allocated to the net assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The purchase price allocations related to acquisitions made after June 30, 2008 are based on preliminary information and are subject to change when final fair value determinations are made for the assets acquired and liabilities assumed. Acquisitions made after January 1, 2009 are accounted for using the acquisition method pursuant to SFAS 141(R). Final valuations of assets and liabilities are obtained and recorded as soon as practicable and within one year after the date of the acquisition. The Company made no acquisitions during the three or six months ended June 30, 2009.
Hydra-Walk, Inc.
     On May 30, 2008, the Company, through a wholly-owned subsidiary, purchased all of the outstanding stock of Hydra-Walk, Inc. (“Hydra-Walk”). Total consideration paid was approximately $10.6 million in cash (including post-closing adjustments) with a performance earn-out potential of up to $2.0 million over two years from the acquisition date, if certain financial and operational performance measures are met. During the three and six months ended June 30, 2009, we recorded an increase to goodwill of $0.1 million and $0.4 million, respectively, related to this earn-out. The Company incurred direct transaction costs of approximately $0.1 million. Hydra-Walk was incorporated into our Production Services segment. The acquisition of Hydra-Walk was accounted for as a business combination and the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired was recorded as goodwill. The valuation was finalized in the second quarter of 2009.
Leader Energy Services, Ltd.
     On July 22, 2008, the Company acquired all of the United States-based assets of Leader Energy Services, Ltd. (“Leader”), a Canadian company. Total consideration paid was approximately $35.3 million in cash. The Company also incurred direct transaction costs of approximately $0.1 million. The purchase price was allocated to the tangible assets acquired. The acquisition of the Leader assets was accounted for as an asset purchase as the assets acquired did not constitute a business and therefore did not result in the establishment of goodwill. The Company did not identify any acquired intangible assets. The Leader assets were incorporated into our Production Services segment.
NOTE 4. OTHER CURRENT AND NON-CURRENT LIABILITIES
     The table below presents comparative detailed information about the Company’s current accrued liabilities at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(in thousands)

Current Accrued Liabilities:
Accrued payroll, taxes and employee benefits	$43,960	$67,408
Accrued operating expenditures	26,393	50,833
Income, sales, use and other taxes	34,282	41,003
Self-insurance reserves	24,091	25,724
Unsettled legal claims	3,385	4,550
Phantom share liability	813	902
Other	7,536	6,696

Total	$140,460	$197,116

     The table below presents comparative detailed information about the Company’s other non-current accrued liabilities at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
	(in thousands)

Non-Current Accrued Liabilities:
Asset retirement obligations	$9,542	$9,348
Environmental liabilities	2,728	3,004
Accrued rent	2,332	2,497
Accrued income taxes	1,359	1,359
Phantom share liability	546	478
Other	829	809

Total	$17,336	$17,495

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	Well Servicing	Production Services	Total
	(in thousands)
December 31, 2008	$317,490	$3,502	$320,992
Purchase price allocation and other adjustments, net	(156)	375	219
Impact of foreign currency translation	(73)	200	127

June 30, 2009	$317,261	$4,077	$321,338

     The components of our other intangible assets are as follows:

		December 31,
	June 30, 2009	2008
	(in thousands)

Noncompete agreements:
Gross carrying value	$14,295	$16,309
Accumulated amortization	(4,549)	(4,699)

Net carrying value	$9,746	$11,610

Patents, trademarks and tradename:
Gross carrying value	$3,558	$4,391
Accumulated amortization	(2,587)	(3,114)

Net carrying value	$971	$1,277

Customer relationships:
Gross carrying value	$39,225	$39,225
Accumulated amortization	(16,416)	(12,359)

Net carrying value	$22,809	$26,866

Customer backlog:
Gross carrying value	$658	$622
Accumulated amortization	(301)	(207)

Net carrying value	$357	$415

Developed technology:
Gross carrying value	$4,036	$3,598
Accumulated amortization	(1,991)	(1,421)

Net carrying value	$2,045	$2,177

     Certain of our intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $3.4 million and $4.3 million for the three months ended June 30, 2009 and 2008, respectively. Amortization expense for our intangible assets was $6.8 million and $8.1 million for the six months ended June 30, 2009 and 2008, respectively.
NOTE 6. EQUITY METHOD INVESTMENTS
IROC Energy Services Corp.
     As of June 30, 2009 and December 31, 2008 we owned approximately 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company. This represented approximately 19.7% of IROC’s outstanding common stock on June 30, 2009 and December 31, 2008.
     The carrying value of our investment in IROC totaled $4.0 million and $3.7 million as of June 30, 2009 and December 31, 2008, respectively. We recorded $0.1 million and $1.0 million of equity income related to our investment in IROC for the quarters ended June 30, 2009 and 2008, respectively, and $0.3 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively. During the second quarter of 2009, IROC declared a dividend which was paid to us in June, reducing the value of our investment by approximately $0.2 million. Additionally, during the six months ended June 30, 2009, the value of our investment in IROC increased by approximately $0.2 million due to changes in exchange rates between the U.S. and Canadian dollar.
Geostream Services Group
     On October 31, 2008, we acquired a 26% interest in OOO Geostream Services Group (“Geostream”) for $17.4 million. We incurred direct transaction costs of approximately $1.9 million associated with the transaction.
     The carrying value of our investment in Geostream totaled $18.1 million and $18.9 million as of June 30, 2009 and

December 31, 2008, respectively. The fair value of the amount we have invested in Geostream is in excess of the underlying book value of our investment. We recognized approximately $0.1 million and $0.7 of net loss associated with our investment in Geostream for the three and six months ended June 30, 2009, respectively. Additionally, the value of our investment in Geostream decreased by approximately $0.1 million during the six months ended June 30, 2009 due to changes in exchange rates between the U.S. Dollar and the Euro.
     Under the Geostream agreement, as amended, we are required to purchase an additional 24% of Geostream no later than September 1, 2009 for approximately €11.3 million (which at June 30, 2009 was equivalent to approximately $15.9 million). The final terms of the additional investment, including the specific structure and form of the purchase consideration are being finalized among the parties and will be disclosed after the closing of the second investment. In addition, following the purchase of the additional 24%, the Company will have majority representation on Geostream’s board of directors and a controlling interest. We will be required to consolidate Geostream’s financial results subsequent to the purchase of the additional 24%. For a period not to exceed six years subsequent to October 31, 2008, we have the option to increase our ownership percentage of Geostream to 100%. However, if we have not acquired 100% of Geostream on or before the end of the six-year period, we will be required to arrange an initial public offering for those shares.
Advanced Flow Technologies, Inc.
     In September 2007, we completed the acquisition of Advanced Measurements, Inc. (“AMI”), a privately-held Canadian company focused on oilfield technology. AMI owns a portion of another Canadian company, Advanced Flow Technologies, Inc. (“AFTI”). As of June 30, 2009, this ownership percentage was 48.63%, and we account for this interest using the equity method. We recorded losses of approximately $0.1 million and less than $0.1 million associated with our investment in AFTI for the three and six months ended June 30, 2009, respectively. The carrying value of our investment in AFTI totaled approximately $1.2 million and $1.2 million as of June 30, 2009 and December 31, 2008, respectively. Additionally, during the six months ended June 30, 2009 the value of our investment in AFTI increased by approximately $0.1 million due to changes in exchange rates between the U.S. and Canadian dollar.
NOTE 7. LONG-TERM DEBT
     As of June 30, 2009 and December 31, 2008, the components of our long-term debt were as follows:

		December 31,
	June 30, 2009	2008
	(in thousands)

8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	87,812	187,813
Other long-term indebtedness	2,023	3,015
Notes payable — related parties, net of discount of $117 and $182, respectively	20,383	20,318
Capital lease obligations	19,058	23,149

	$554,276	$659,295

Less current portion	(25,003)	(25,704)

Total long-term debt and capital lease obligations, net of discount	$529,273	$633,591

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

Senior Secured Credit Facility
     The Company maintains a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the Administrative Agents (“Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400.0 million, all of which will mature no later than November 29, 2012. There were borrowings of $87.8 million and letters of credit of $53.6 million outstanding under the Senior Secured Credit Facility at June 30, 2009. The weighted average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 2.06% at June 30, 2009. The Senior Secured Credit Facility requires the Company to maintain a consolidated interest coverage ratio of at least 3.0 to 1.0, maintain a consolidated leverage ratio of not more than 3.5 to 1.0, and to not exceed capital expenditures of $250.0 million in any fiscal year. The Company was in compliance with these covenants at June 30, 2009.
     As of June 30, 2009, the Company had approximately $230.3 million available under its Senior Secured Credit Facility. This availability does not include approximately $28.3 million of unfunded commitments by Lehman Commercial Paper, Inc., a former member of the syndicate that has declared bankruptcy. Under the terms of the Senior Secured Credit Facility, committed letters of credit count against the Company’s borrowing capacity. All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment.
Seller Financing Arrangement in Moncla Purchase
     In connection with our acquisition of Moncla Well Service, Inc. and related entities (collectively, “Moncla”) on October 25, 2007, the Company entered into two promissory notes with the sellers. The first is an unsecured note in the amount of $12.5 million, which is due and payable in lump-sum, together with accrued interest, on October 25, 2009. The second unsecured note in the amount of $10.0 million is payable in annual installments of $2.0 million, plus accrued interest, on each anniversary date through October 2012. Each of the notes bears interest at the Federal Funds Rate, adjusted annually on the anniversary of the closing date. As of June 30, 2009, the interest rate on these notes was 1.5%.
NOTE 8. INCOME TAXES
     The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 was 36.6% and 38.5%, respectively. The Company’s effective tax rate for the six months ended June 30, 2009 and 2008 was 37.3% and 38.9%, respectively. The primary difference between the statutory rate of 35% and our effective tax rate relates to state and foreign taxes.
     As of June 30, 2009 and December 31, 2008, we had approximately $5.1 million and $5.6 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax benefits of $0.7 million and zero due to statute expirations for the six months ended June 30, 2009 and June 30, 2008, respectively. We are subject to U.S. Federal Income Tax as well as income taxes in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2004.
     We record expense and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of approximately $1.7 million and $2.1 million for the payment of interest and penalties as of June 30, 2009 and December 31, 2008, respectively. We believe that it is reasonably possible that approximately $2.1 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations. No release of our deferred tax asset valuation allowance was made during the three or six months ended June 30, 2009.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
     Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. In accordance with SFAS No. 5, Accounting for Contingencies, we establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of June 30, 2009, the aggregate amount of our provisions for losses related to litigation that are deemed probable and reasonably estimable is approximately $3.4 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of the amounts that we have already recorded. During the second quarter of 2009, we recorded a net decease in our reserves of $1.2 million related to the settlement of ongoing legal matters and the continued refinement of liabilities recognized for litigation deemed probable and estimable.

Gonzales Matter
     In September 2005, a class action lawsuit, Gonzales v. Key Energy Services, Inc., was filed in Ventura County, California, Superior Court, alleging that Key did not pay its hourly employees for travel time between the yard and the wellhead and that certain employees were denied meal and rest periods. On September 17, 2008, we reached an agreement in principle, subject to court approval, to settle all claims related to this matter for $1.2 million. Final approval of this settlement was reached in the second quarter of 2009. We recorded a liability for this lawsuit in 2005, and the resolution of this matter resulted in a recovery of a portion of the amount that we had previously accrued.
Litigation with Former Officers and Employees
     We were named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of duties of good faith and fair dealing, breach of fiduciary duty and wrongful termination. On August 17, 2007, the Company filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract and breach of fiduciary duties. In its counterclaims, the Company seeks repayment of all severance paid to Mr. Loftis to date (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. The case was transferred to and is now pending in the U.S. District Court for the Eastern District of Pennsylvania and is currently set for trial in the first quarter of 2010. We recorded a liability for this matter in the fourth quarter of 2008 and do not believe that the conclusion of this matter will have a material impact on our financial position, results of operations or cash flows.
     On October 17, 2006, Jane John, the ex-wife of our former chief executive officer, Francis John, filed a complaint in Bucks County, Pennsylvania against her ex-husband and the Company. Ms. John alleges breach of marital agreement, breach of options agreements, civil conspiracy and fraud. She alleges that Mr. John and the Company defrauded her with regard to Mr. John’s compensation, as well as in the disclosures of marital property. By virtue of assignments, Ms. John held 375,000 stock options which expired unexercised during a period in which the Company was not current in its financial statements, when such options could not be exercised. In resolving a separate lawsuit between the Company and Mr. John, Mr. John agreed to indemnify the Company with respect to damages attributable to any and all of Ms. John’s claims, other than damages attributable to any alleged breach of Ms. John’s stock option agreements, for which the Company agreed to indemnify Mr. John. Discovery in the case remains ongoing, and there is currently not a trial setting. We initially recorded a liability for this matter for the third quarter of 2008, and do not believe that the ultimate conclusion of this matter will have a material impact on our financial position, results of operations or cash flows.
     On January 11, 2008, our former chief operating officer, James Byerlotzer, filed a lawsuit in the 55th District Court, Harris County, Texas, alleging breach of contract based on his inability to exercise his stock options during the period that the Company was not current in its SEC filings and the Company’s failure to grant him shares of restricted stock to which he alleged he was entitled. During the second quarter of 2009, we reached a settlement with Mr. Byerlotzer regarding this matter. We had not previously recorded a liability for this matter and, during the second quarter of 2009, we recorded a charge for this settlement.
     On September 3, 2006, our former controller and former assistant controller filed a joint complaint against the Company in the 133rd District Court, Harris County, Texas, alleging constructive termination and breach of contract. We have not recorded a liability for this matter and do not believe that the ultimate conclusion of this matter will have a material impact on our financial position, results of operations or cash flows.
Self-Insurance Reserves
     We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2009 and December 31, 2008, we have recorded $61.0 million and $68.9 million, respectively, of self-insurance reserves related to workers’ compensation, health insurance, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $8.4 million and $10.8 million of insurance receivables as of June

30, 2009 and December 31, 2008 respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
     For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of June 30, 2009 and December 31, 2008, we have recorded approximately $2.7 million and $3.0 million, respectively, for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share amounts)

Basic EPS Computation:
Numerator
Net (loss) income attributable to common stockholders	$(18,473)	$44,012	$(17,569)	$78,496

Denominator

Weighted average shares outstanding	120,963	124,448	120,815	126,207

Basic (loss) earnings per share	$(0.15)	$0.35	$(0.15)	$0.62

Diluted EPS Computation:
Numerator
Net (loss) income attributable to common stockholders	$(18,473)	$44,012	$(17,569)	$78,496

Denominator
Weighted average shares outstanding	120,963	124,448	120,815	126,207
Stock options	—	877	—	729
Unvested restricted stock	—	401	—	335
Warrants	—	795	—	643

	120,963	126,521	120,815	127,914

Diluted (loss) earnings per share	$(0.15)	$0.35	$(0.15)	$0.61

     The diluted earnings per share calculation for the quarters ended June 30, 2009 and 2008 exclude the potential exercise of 4.3 million and 2.3 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculation for the quarters ended June 30, 2009 and 2008 also exclude the potential exercise of 0.5 million and 0.6 million stock appreciation rights (“SARs”), respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. These options and SARs would be anti-dilutive because of our net loss for the 2009 period and because the exercise prices for those awards exceeded the average stock price for the Company during the 2008 period.

     The diluted earnings per share calculation for the six months ended June 30, 2009 and 2008 exclude the potential exercise of 4.6 million and 2.1 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculation for the six months ended June 30, 2009 and 2008 also exclude the potential exercises of 0.5 million and 0.6 million SARs, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. These options and SARs would be anti-dilutive because of our net loss for the 2009 period and because the exercise prices for those awards exceeded the average stock price for the Company during the 2008 period.
NOTE 11. SHARE-BASED COMPENSATION
     The Company recognized employee share-based compensation expense of $2.6 million and $5.1 million during the three months ended June 30, 2009 and 2008, respectively. The related income tax benefit recognized for employee share-based compensation was $0.9 million and $1.8 million for the three months ended June 30, 2009 and 2008, respectively. The Company recognized employee share-based compensation expense of $2.9 million and $8.8 million during the six months ended June 30, 2009 and 2008, respectively. The related income tax benefit recognized for employee share-based compensation was $1.0 million and $2.8 million for the six months ended June 30, 2009 and 2008, respectively. The Company did not capitalize any share-based compensation during the three or six month periods ended June 30, 2009 and 2008.
     During the three months ended June 30, 2009, we issued approximately 0.2 million shares of restricted common stock to certain of our employees and officers, which vest in equal installments over the next three years. These shares had a weighted average issuance price of $6.31 per share. In addition, the Company issued 143,100 shares of common stock to our outside directors during the three months ended June 30, 2009. These shares vest immediately and we recognized approximately $0.9 million of expense related to these awards. The related income tax benefit recognized for the common stock awards made to our outside directors was approximately $0.3 million for the three and six months ended June 30, 2009.
     The unrecognized compensation cost related to the Company’s outstanding unvested stock options, restricted shares and phantom shares as of June 30, 2009 was $0.1 million, $8.0 million and $1.0 million, respectively, and is expected to be recognized over a weighted average period of 2.0 years, 1.6 years and 1.4 years, respectively.
NOTE 12. TRANSACTIONS WITH RELATED PARTIES
Transactions with Employees
     In connection with an acquisition in 2008, the former owner of the acquiree became an employee of the Company. At the time of and subsequent to the acquisition, the employee also owns an exploration and production company. Subsequent to the acquisition, the Company continued to provide services to this exploration and production company. The prices charged for these services are at rates that are an average of the prices charged to our other customers in the California market. As of June 30, 2009, our receivables with this company totaled approximately $0.3 million. For the three and six months ended June 30, 2009, revenues from this company totaled approximately $0.6 million and $2.4 million, respectively.
Board of Director Relationship with Customer
     In October 2007, we added a member to our board of directors who is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko comprised less than 2% of our total revenues for the three and six months ended June 30, 2009 and 2008, respectively. Transactions with Anadarko for our services are made at market prices.
Board of Director Stock Option Settlement Agreement
     On April 3 2009, the Company entered into a Settlement Agreement and Release of Claims with each of Kevin P. Collins and W. Phillip Marcum, two current members of the Company’s board of directors. These agreements relate to a total of 140,000 stock options held by those directors which expired unexercised during the period before the Company became current with its financial statements. Pursuant to these agreements, the Company paid the directors approximately $0.2 million each, and the directors fully released and discharged the Company from any and against all claims they had or could have asserted with respect to their expired stock options.
NOTE 13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2009 and December 31, 2008. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between two willing parties. No material changes have occurred to the methodologies or assumptions regarding the fair values of our financial instruments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. For the six months ended June 30, 2009, we have not elected the fair value option for any of our financial assets or liabilities pursuant to SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115. The carrying values of our cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values at the respective balance sheet dates because of the short maturity and highly liquid nature of these instruments and are not included in the table below.

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Financial assets:
Notes and accounts receivable — related parties	$437	$437	$336	$336

Financial liabilities:
8.375% Senior Notes	$425,000	$377,188	$425,000	$282,115
Senior Secured Credit Facility revolving loans	87,812	87,812	187,813	187,813
Notes payable — related parties	20,383	20,383	20,318	20,318
     Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain employees of the Company related to relocation loans and retention agreements, as well as our trade accounts receivable with related parties. The carrying values of these instruments approximate their fair values as of the respective balance sheet dates due to their short maturity dates.
     8.375% Senior Notes. The fair value of our Senior Notes is based on quoted market prices as of the respective balance sheet dates. The carrying value for the Senior Notes was $425.0 million as of June 30, 2009 and December 31, 2008, respectively, and the fair value of the Senior Notes was $377.2 million and $282.1 million as of June 30, 2009 and December 31, 2008, respectively.
     Senior Secured Credit Facility revolving loans. Because of their variable interest rates and the underlying security, the fair values of the revolving loans borrowed under our Senior Secured Credit Facility approximate their carrying values as of December 31, 2008. The carrying values and fair values of these loans were approximately $87.8 million and $187.8 million as of June 30, 2009 and December 31, 2008, respectively.
     Notes payable — related parties. The amounts reported relate to a seller financing arrangement that we entered into in connection with an acquisition we made during 2007. The carrying values of these notes approximate their fair values as of the respective balance sheet dates due to their variable interest rates.
NOTE 14. SEGMENT INFORMATION
     The Company revised its reportable business segments effective in the first quarter of 2009. The new operating segments are Well Servicing and Production Services. Financial results as of and for the three and six months ended June 30, 2008 have been restated to reflect the change in operating segments. The Company revised its segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Our rig services and fluid management operations are aggregated within our Well Servicing segment. Our pressure pumping, fishing, rental and cased-hole electric wireline operations, as well as our technology development group in Canada, are now aggregated within our Production Services segment. These changes reflect the Company’s current operating focus in compliance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”). We aggregate services that create our reportable segments in accordance with SFAS 131, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2008. We evaluate the performance of our operating segments based on revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is a non-GAAP measure and is not disclosed below. All inter-segment sales pricing is based on current market conditions. Additionally, we have aggregated all of our operating segments that do not meet the aggregation criteria established in SFAS 131 to form a “Functional Support” segment. Functional Support expenses include expenses associated with managing all of our other reportable segments.
     The following is a description of our operating segments:
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
Production Services
     This segment provides multiple services as described below:
Pressure Pumping Services
     We provide well stimulation and cementing services to oil and natural gas producers. Well stimulation services include fracturing, nitrogen, coiled tubing and acidizing services. These services (which may be completion or workover services) are used to enhance the production of oil and natural gas wells from formations which exhibit restricted flow of oil and natural gas. In the fracturing process, we typically pump fluid and sized sand, or proppants, into a well at high pressure in order to fracture the formation and thereby increase the flow of oil and natural gas. With our cementing services, we pump cement into a well between the casing and the wellbore.
Fishing Services
     We provide fishing services to major and independent oil and natural gas production companies in the Gulf Coast, Central and Permian Basin marketplaces, as well as in California. We also provided limited services offshore in the Gulf of Mexico. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a “fishing tool.”
Rental Services
     We provide rental services to major and independent oil and natural gas production companies in the Gulf Coast, Central and Permian Basin marketplaces, as well as in California. We offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services. Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk ® pipe-handling units and services), pressure-control equipment, power swivels and foam air units.
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

     The following tables set forth our segment information as of and for the three and six month periods ended June 30, 2009 and 2008 (in thousands):
As of and for the three months ended June 30, 2009:

		Production	Functional
	Well Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$197,945	$43,513	$—	$—	$241,458
Intersegment revenue	6	975	—	(981)	—
Operating expenses	182,423	52,383	27,633	—	262,439
Operating income (loss)	15,522	(8,870)	(27,633)	—	(20,981)
Interest expense	(331)	16	10,496	—	10,181
Income (loss) before income taxes	16,858	(7,935)	(38,054)	—	(29,131)

Total assets	1,255,987	347,567	600,086	(397,728)	1,805,912
Capital expenditures, excluding acquisitions	8,384	11,038	3,190	—	22,612
As of and for the three months ended June 30, 2008:

		Production	Functional
	Well Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$370,859	$131,144	$—	$—	$502,003
Intersegment revenue	—	865	—	(865)	—
Operating expenses	285,441	103,136	34,431	—	423,008
Operating income (loss)	85,418	28,008	(34,431)	—	78,995
Interest expense	(591)	(357)	11,027	—	10,079
Income (loss) before income taxes	85,795	29,583	(44,131)	—	71,247

Total assets	1,381,727	446,843	472,741	(363,550)	1,937,761
Capital expenditures, excluding acquisitions	27,293	12,433	1,270	—	40,996
As of and for the six months ended June 30, 2009:

		Production	Functional
	Well Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$454,206	$119,241	$—	$—	$573,447
Intersegment revenue	6	1,955	—	(1,961)	—
Operating expenses	397,669	131,671	53,788	—	583,128
Operating income (loss)	56,537	(12,430)	(53,788)	—	(9,681)
Interest expense	(887)	(602)	21,318	—	19,829
Income (loss) before income taxes	58,272	(11,786)	(74,488)	—	(28,002)

Total assets	1,255,987	347,567	600,086	(397,728)	1,805,912
Capital expenditures, excluding acquisitions	32,584	28,827	5,998	—	67,409
As of and for the six months ended June 30, 2008:

		Production	Functional
	Well Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$709,372	$249,030	$—	$—	$958,402
Intersegment revenue	—	905	—	(905)	—
Operating expenses	538,499	196,109	77,749	—	812,357
Operating income (loss)	170,873	52,921	(77,749)	—	146,045
Interest expense	(1,181)	(862)	22,162	—	20,119
Income (loss) before income taxes	170,982	55,122	(97,950)	—	128,154

Total assets	1,381,727	446,843	472,741	(363,550)	1,937,761
Capital expenditures, excluding acquisitions	52,806	16,120	2,445	—	71,371

     The following tables present information related to our operations on a geographical basis as of and for the three and six month periods ended June 30, 2009 and 2008 (in thousands):

	U.S.	Argentina	Mexico	Canada	Eliminations	Total

As of and for the three months ended June 30, 2009:

Revenue from external customers	$197,274	$16,077	$27,874	$233	$—	$241,458
Long-lived assets	1,436,549	22,804	57,254	7,553	(90,489)	1,433,671
Capital expenditures, excluding acquisitions	17,321	—	5,278	13	—	22,612

As of and for the three months ended June 30, 2008:

Revenue from external customers	$460,338	$29,740	$9,760	$2,165	$—	$502,003
Long-lived assets	1,419,408	29,551	24,435	7,072	(57,344)	1,423,122
Capital expenditures, excluding acquisitions	32,987	621	7,262	126	—	40,996

As of and for the six months ended June 30, 2009:
Revenue from external customers	$482,017	$35,413	$55,570	$447	$—	$573,447
Long-lived assets	1,436,549	22,804	57,254	7,553	(90,489)	1,433,671
Capital expenditures, excluding acquisitions	48,349	1,566	17,481	13	—	67,409

As of and for the six months ended June 30, 2008:
Revenue from external customers	$880,832	$56,606	$15,461	$5,503	$—	$958,402
Long-lived assets	1,419,408	29,551	24,435	7,072	(57,344)	1,423,122
Capital expenditures, excluding acquisitions	56,515	995	13,735	126	—	71,371
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
     As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)

Assets:
Current assets	$45,820	$244,497	$81,768	$156	$372,241
Property and equipment, net	—	1,011,244	24,726	—	1,035,970
Goodwill	—	316,888	4,450	—	321,338

Deferred financing costs, net	9,509	—	—	—	9,509
Intercompany notes and accounts receivable and investments in subsidiaries	1,908,216	535,204	2,120	(2,445,540)	—
Other assets	22,095	41,093	3,666	—	66,854

TOTAL ASSETS	$1,985,640	$2,148,926	$116,730	$(2,445,384)	$1,805,912

Liabilities and equity:
Current liabilities	$9,231	$154,322	$27,534	$—	$191,087
Capital lease obligations, less current portion	—	10,420	41	—	10,461
Notes payable — related parties, less current portion	—	6,000	—	—	6,000
Long-term debt	512,812	—	—	—	512,812

Intercompany notes and accounts payable	429,094	1,488,738	64,490	(1,982,322)	—
Deferred tax liabilities	189,834	—	(1,631)	—	188,203
Other long-term liabilities	1,608	52,570	—	110	54,288

Stockholders’ and members’ equity	843,061	436,876	26,296	(463,172)	843,061

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,985,640	$2,148,926	$116,730	$(2,445,384)	$1,805,912

	December 31, 2008
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)

Assets:
Current assets	$29,673	$440,758	$88,534	$157	$559,122
Property and equipment, net	—	1,025,007	26,676	—	1,051,683
Goodwill	—	316,669	4,323	—	320,992
Deferred financing costs, net	10,489	—	—	—	10,489

Intercompany notes and accounts receivable and investments in subsidiaries	1,917,522	419,554	1,775	(2,338,851)	—
Other assets	22,597	48,237	3,803	—	74,637

TOTAL ASSETS	$1,980,281	$2,250,225	$125,111	$(2,338,694)	$2,016,923

Liabilities and equity:
Current liabilities	$13,792	$231,528	$28,054	$(1)	$273,373
Capital lease obligations, less current portion	—	13,714	49	—	13,763
Notes payable — related parties, less current portion	—	6,000	—	—	6,000
Long-term debt	612,813	1,015	—	—	613,828

Intercompany notes and accounts payable	305,348	1,624,932	69,204	(1,999,484)	—
Deferred tax liabilities	187,596	—	985	—	188,581
Other long-term liabilities	—	60,386	260	—	60,646

Stockholders’ and members’ equity	860,732	312,650	26,559	(339,209)	860,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,980,281	$2,250,225	$125,111	$(2,338,694)	$2,016,923

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)

Revenues	$—	$208,107	$45,357	$(12,006)	$241,458

Costs and expenses:
Direct expenses	—	146,167	35,967	(8,281)	173,853
Depreciation and amortization expense	—	41,690	1,501	—	43,191
General and administrative expenses	764	40,028	4,602	1	45,395
Interest expense, net of amounts capitalized	10,328	(129)	(18)	—	10,181
Other, net	19	(1,531)	2,358	(2,877)	(2,031)

Total costs and expenses, net	11,111	226,225	44,410	(11,157)	270,589

(Loss) income before income taxes	(11,111)	(18,118)	947	(849)	(29,131)
Income tax benefit (expense)	12,196	—	(1,538)	—	10,658

Income (loss) attributable to common stockholders	$1,085	$(18,118)	$(591)	$(849)	$(18,473)

	Three Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)

Revenues	$—	$465,542	$41,114	$(4,653)	$502,003

Costs and expenses:
Direct expenses	—	297,612	28,209	(3,333)	322,488
Depreciation and amortization expense	—	40,404	1,867	—	42,271
General and administrative expenses	1,036	52,459	4,859	(105)	58,249
Interest expense, net of amounts capitalized	11,061	(981)	(1)	—	10,079
Other, net	(1,063)	(428)	13	(853)	(2,331)

Total costs and expenses, net	11,034	389,066	34,947	(4,291)	430,756

(Loss) income before income taxes	(11,034)	76,476	6,167	(362)	71,247
Income tax expense	(24,395)	(1,490)	(1,561)	—	(27,446)

Net (loss) income	(35,429)	74,986	4,606	(362)	43,801

Noncontrolling interest	—	—	211	—	211

(Loss) income attributable to common stockholders	$(35,429)	$74,986	$4,817	$(362)	$44,012

	Six Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)

Revenues	$—	$502,380	$93,560	$(22,493)	$573,447

Costs and expenses:
Direct expenses	—	347,808	68,950	(15,678)	401,080
Depreciation and amortization expense	—	84,946	3,001	—	87,947
General and administrative expenses	949	84,254	8,869	29	94,101
Interest expense, net of amounts capitalized	21,460	(1,685)	54	—	19,829
Other, net	386	(1,926)	5,369	(5,337)	(1,508)

Total costs and expenses, net	22,795	513,397	86,243	(20,986)	601,449

(Loss) income before income taxes	(22,795)	(11,017)	7,317	(1,507)	(28,002)
Income tax benefit (expense)	13,671	—	(3,238)	—	10,433

(Loss) income attributable to common stockholders	$(9,124)	$(11,017)	$4,079	$(1,507)	$(17,569)

	Six Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)

Revenues	$—	$888,163	$77,571	$(7,332)	$958,402

Costs and expenses:
Direct expenses	—	555,383	53,875	(5,129)	604,129
Depreciation and amortization expense	—	78,455	3,792	—	82,247
General and administrative expenses	1,221	115,333	9,641	(214)	125,981
Interest expense, net of amounts capitalized	21,817	(1,988)	42	248	20,119
Other, net	(1,028)	(1,092)	1,510	(1,618)	(2,228)

Total costs and expenses, net	22,010	746,091	68,860	(6,713)	830,248

(Loss) income before income taxes	(22,010)	142,072	8,711	(619)	128,154
Income tax expense	(44,879)	(2,051)	(2,973)	—	(49,903)

Net (loss) income	(66,889)	140,021	5,738	(619)	78,251

Noncontrolling interest	—	—	245	—	245

(Loss) income attributable to common stockholders	$(66,889)	$140,021	$5,983	$(619)	$78,496

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)

Net cash provided by operating activities	$—	$152,221	$5,078	$—	$157,299

Cash flows from investing activities:
Capital expenditures	—	(65,717)	(1,692)	—	(67,409)
Intercompany notes and accounts	98,624	15,187	9,981	(123,792)	—
Other investing activities, net	199	3,818	—	—	4,017

Net cash provided (used in) by investing activities	98,823	(46,712)	8,289	(123,792)	(63,392)

Cash flows from financing activities:
Payments on revolving credit facility	(100,000)	—	—	—	(100,000)
Intercompany notes and accounts	113	(108,605)	(15,300)	123,792	—
Other financing activities, net	1,064	(7,133)	—	—	(6,069)

Net cash (used in) provided by financing activities	(98,823)	(115,738)	(15,300)	123,792	(106,069)

Effect of changes in exchange rates on cash	—	—	(890)	—	(890)

Net decrease in cash	—	(10,229)	(2,823)	—	(13,052)

Cash and cash equivalents, beginning of period	—	75,848	16,843	—	92,691

Cash and cash equivalents, end of period	$—	$65,619	$14,020	$—	$79,639

	Six Months Ended June 30, 2008
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)

Net cash (used in) provided by operating activities	$(1,695)	$151,179	$12,600	$—	$162,084

Cash flows from investing activities:
Capital expenditures	—	(70,376)	(995)	—	(71,371)
Acquisitions, net of cash acquired	—	(61,619)	—	—	(61,619)
Intercompany notes and accounts	(90,972)	(134,266)	(1,815)	227,053	—
Other investing activities, net	—	1,694	—	—	1,694

Net cash (used in) provided by investing activities	(90,972)	(264,567)	(2,810)	227,053	(131,296)

Cash flows from financing activities:
Borrowings on revolving credit facility	85,000	—	—	—	85,000
Payments on revolving credit facility	(35,000)	—	—	—	(35,000)
Repurchases of common stock	(95,879)	—	—	—	(95,879)
Intercompany notes and accounts	131,193	92,786	3,074	(227,053)	—
Other financing activities, net	7,353	(5,936)	—	—	1,417

Net cash provided by (used in) financing activities	92,667	86,850	3,074	(227,053)	(44,462)

Effect of changes in exchange rates on cash	—	—	630	—	630

Net (decrease) increase in cash	—	(26,538)	13,494	—	(13,044)

Cash and cash equivalents, beginning of period	—	46,358	12,145	—	58,503

Cash and cash equivalents, end of period	$—	$19,820	$25,639	$—	$45,459

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
     The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008, respectively, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     During the three and six months ended June 30, 2009, we operated in two business segments, Well Servicing and Production Services. We also have a Functional Support segment associated with managing all of our reportable operating segments. For a full description of our segments, see Item 1. Financial Statements — Note 14. “Segment Information.”
PERFORMANCE MEASURES
     In determining the overall health of the oilfield service industry, we believe the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis. Historically, our activity levels have correlated well with capital spending by oil and natural gas producers. When commodity prices are strong, capital spending by our customers tends to be high. As the following table indicates, the land drilling rig count has fallen dramatically since the fourth quarter of 2008, prices for natural gas have declined significantly, and prices for crude oil have remained volatile.

			Average Baker
		NYMEX Henry	Hughes U.S.
	WTI Cushing Oil	Hub Natural Gas	Land Drilling
	(1)	(1)	Rigs (2)

2009:
First Quarter	$43.18	$4.56	1,287
Second Quarter	$59.69	$3.71	885

2008:
First Quarter	$97.94	$8.74	1,712
Second Quarter	$123.95	$11.47	1,797
Third Quarter	$118.05	$8.99	1,910
Fourth Quarter	$59.06	$6.42	1,836

(1)	Represents the average price for the periods presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com
     Internally, we measure activity levels in our Well Servicing segment primarily through our rig and trucking hours. As capital spending by our customer base increases, demand for our services generally rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by our customer base, we generally provide fewer services, which results in lower hours worked. The number of rig and trucking hours, as well as pricing, may also be affected by increases in industry capacity. We publicly release our monthly rig and trucking hours. The following table presents our quarterly rig and trucking hours from the first quarter of 2008 through the second quarter of 2009:

	Rig Hours	Trucking Hours

2009:
First Quarter	489,819	499,247
Second Quarter	415,520	416,269

2008:
First Quarter	659,462	585,040
Second Quarter	701,286	603,632
Third Quarter	721,285	620,885
Fourth Quarter	634,772	607,004

Total 2008	2,716,805	2,416,561
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended June 30, 2009
     Market conditions continued to worsen during the second quarter of 2009 and the decline in our revenue, net income and earnings per share were reflective of the reduction in activity that we have experienced continuously since the fourth quarter of 2008. Our Well Servicing segment experienced a decline in rig hours per working day of approximately 15.2% from the first quarter of 2009 and 39.8% from the second quarter of 2008; trucking hours experienced a similar decline during the second quarter, down approximately 16.6% from the first quarter of 2009 and 29.9% from the second quarter of 2008. Our Production Services segment is more dependent on natural gas related activity and therefore experienced more severe declines in activity compared to our Well Servicing segment, which is more closely associated with oil directed activity. The average price per MMBtu for natural gas at the Henry Hub declined approximately 18.6% during the second quarter of 2009 compared to the first quarter of 2009 and the average price for West Texas Intermediate crude oil at Cushing, Oklahoma increased approximately 38.2% during the second quarter of 2009 compared to the first quarter of 2009. The average Baker-Hughes U.S. Land rig count for natural gas directed activity during the second quarter of 2009 was 692, which was approximately 31.5% lower than the average natural gas rig count of 1,010 during the first quarter of 2009, and the average oil rig count during the second quarter of 2009 was 193, down approximately 30.3% from the first quarter average count of 277. However, the count of oil directed rigs at June 30, 2009 was 215, up from the low of 173 in early June.
     In addition to lower activity levels, all of our operating segments continued to experience negative pricing pressure during the second quarter which also negatively impacted revenues. In response to the continued deterioration of market conditions, we continued to reduce our cost structure, including further headcount and compensation reductions. The decline in market activity was consistent throughout the quarter, although we began to witness an increase in oil directed activity late in the quarter. These market activity increases in the rig services industry were driven primarily by small and mid-sized independent operators, and a large volume of this work is heavily focused on repair and maintenance related activity and is being aggressively priced. Key has chosen not to pursue some opportunities in this sector of the market. We did not see our major customers increase their spending in response to the increase in crude oil prices during the quarter.
     Internationally, we were operating 21 rigs in Mexico by the end of the second quarter, and these assets continued to generate positive earnings for the Company. However, in Argentina, the labor issues that we are experiencing continue to negatively impact earnings. During the second quarter, we began the process of reducing the size of our workforce in Argentina. Some disruptions of business activity have occurred in connection with this process and future disruptions remain possible as we continue our efforts to rationalize the size of our labor force in Argentina relative to the available work opportunities.
Market Outlook for the Remainder of 2009
     Although current oil price economics might be expected to lead to higher activity levels, we have not received indications from our major customers that would suggest planned spending increases in the rig services market for our Well Servicing segment. We expect that activity levels from our major customer base will remain relatively unchanged for the balance of 2009, or until these customers’ budget allocations are increased. As such, we believe that the remainder of 2009 will continue to present challenges which will necessitate a more comprehensive rationalization of our infrastructure and support cost base.

     Within our Production Services segment, which is heavily dependent on natural gas price economics, we believe activity will remain depressed through 2010. At some of our facilities, we have taken steps to discontinue the provision of certain pressure pumping services based on local activity levels. In this process, assets have been and will continue to be relocated and consolidated in markets where we believe customer activity provides better opportunities for asset utilization.
     Opportunities for our services continue to increase in Mexico. Petróleos Mexicanos (“PEMEX”) has recently requested that we provide an additional three new rig packages, together with electric wireline and slickline units, which we anticipate will be delivered before the end of 2009. We also plan to expand our investment in Russia with an increase of our ownership interest in OOO Geostream Services Group (“Geostream”) to 50% during the third quarter. In addition, we will be providing oilfield services equipment to Geostream to take advantage of work opportunities. We anticipate the equipment will be delivered beginning late in the third quarter of 2009.
RESULTS OF OPERATIONS
     The following table shows our consolidated results of operations for the three and six months ended June 30, 2009 and 2008, respectively (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)

REVENUES	$241,458	$502,003	$573,447	$958,402

COSTS AND EXPENSES:
Direct operating expenses	173,853	322,488	401,080	604,129
Depreciation and amortization expense	43,191	42,271	87,947	82,247
General and administrative expenses	45,395	58,249	94,101	125,981
Interest expense, net of amounts capitalized	10,181	10,079	19,829	20,119
Gain on disposal of assets, net	(1,350)	(360)	(661)	(626)
Interest income	(169)	(182)	(417)	(690)
Other income, net	(512)	(1,789)	(430)	(912)

Total costs and expenses, net	270,589	430,756	601,449	830,248

(Loss) income before taxes and noncontrolling interest	(29,131)	71,247	(28,002)	128,154
Income tax benefit (expense)	10,658	(27,446)	10,433	(49,903)

Net (Loss) Income	(18,473)	43,801	(17,569)	78,251

Noncontrolling interest	—	211	—	245

(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,473)	$44,012	$(17,569)	$78,496

(Loss) earnings per share attributable to common stockholders:
Basic	$(0.15)	$0.35	$(0.15)	$0.62
Diluted	$(0.15)	$0.35	$(0.15)	$0.61

Weighted average shares outstanding:
Basic	120,963	124,448	120,815	126,207
Diluted	120,963	126,521	120,815	127,914
     A detailed review of our operations, including a review of our segments, for the three and six months ended June 30, 2009 compared to the same periods in 2008, is provided below.
Consolidated Results of Operations — Three Months Ended June 30, 2009 and 2008
Revenues
     Our consolidated revenue for the three months ended June 30, 2009 decreased $260.5 million, or 51.9%, to $241.5 million from $502.0 million for the three months ended June 30, 2008. See “Segment Operating Results — Three Months Ended June 30, 2009 and 2008” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses
     Our consolidated direct operating expenses decreased $148.6 million, or 46.1%, to $173.9 million for the three months ended June 30, 2009 compared to $322.5 million for the three months ended June 30, 2008. These costs were 72.0% of revenue during the second quarter of 2009, compared to 64.2% during the same period in 2008. See “Segment Operating Results — Three Months Ended June 30, 2009 and 2008” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased approximately $0.9 million, or 2.2%, to $43.2 million during the three months ended June 30, 2009 compared to $42.3 million for the same period in 2008. The increase in our depreciation and amortization expense is primarily attributable to acquisitions we completed in the last twelve months and the expansion of our operations in Mexico, as well as accelerated depreciation related to assets that we removed from service during the second quarter of 2009 in response to the downturn in market conditions.
General and Administrative Expenses
     General and administrative expenses decreased approximately $12.9 million, or 22.1%, to $45.4 million for the three months ended June 30, 2009, compared to $58.2 million for the three months ended June 30, 2008. General and administrative expense was 18.8% of revenue for the second quarter of 2009, compared to 11.6% of revenue for the same period in 2008. Our general and administrative expenses declined as a result of lower employee compensation attributable to headcount, wage rate and benefits reductions that we put in place beginning in late 2008 and continuing into 2009 in response to the downturn in activity levels. Equity-based compensation was also lower in the second quarter of 2009 as a result of our having accelerated the vesting period on the majority of our stock option awards and stock appreciation rights (“SARs”) that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the three months ended June 30, 2009.
Interest Expense, net of amounts capitalized
     Interest expense increased approximately $0.1 million for the three months ended June 30, 2009, compared to the same period in 2008. The slight increase in interest expense was due to less capitalization of interest as our capital expenditures have decreased in response to market conditions.
Gain on disposal of assets, net
     During the three months ended June 30, 2009, we recognized a net gain on asset disposals of approximately $1.4 million, compared to a net gain of approximately $0.4 million during the same period in 2008. From time to time we sell assets in the normal course of business consistent with our operational needs. Also included here are disposals of insured assets that are damaged or destroyed and for which we file claims with our insurance carriers. We recognize gains or losses, as appropriate, based on the difference between the proceeds received from the disposal and the carrying value of the asset.
Interest Income
     Interest income was $0.2 million for the three months ended June 30, 2009 and 2008. Interest income was flat due to declines in interest rates offset by higher average cash and cash equivalents balances during the second quarter of 2009.
Other Income, net
     Other income, net decreased $1.3 million to approximately $0.5 million during the second quarter of 2009 compared to $1.8 million in the second quarter of 2008. Other income, net is primarily attributable to our pro-rata share of the income or loss from our equity-method investments in IROC Energy Services Corp. (“IROC”), Advanced Flow Technologies, Inc. (“AFTI”) and Geostream and foreign currency transaction gains and losses from our international operations.

Income Tax Expense
     Our income tax benefit was $10.7 million on a pre-tax loss of $29.1 million for the three months ended June 30, 2009 compared to income tax expense of $27.4 million on pre-tax income of $71.2 million for the same period in 2008. Our effective tax rate was 36.6% for the three months ended June 30, 2009 compared to 38.5% for the three months ended June 30, 2008; the decrease during the second quarter of 2009 was a result of our projections of the level of full-year taxable income for 2009.
Consolidated Results of Operations — Six Months Ended June 30, 2009 and 2008
Revenues
     Our consolidated revenue for the six months ended June 30, 2009 decreased $385.0 million, or 40.2%, to $573.4 million from $958.4 million for the six months ended June 30, 2008. See “Segment Results of Operations — Six Months Ended June 30, 2009 and 2008” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
     Our consolidated direct operating expenses decreased $203.0 million, or 33.6%, to $401.1 million for the six months ended June 30, 2009 compared to $604.1 million for the six months ended June 30, 2008. These costs were 69.9% of revenue during the second quarter of 2009, compared to 63.0% during the same period in 2008. See “Segment Results of Operations — Six Months Ended June 30, 2009 and 2008” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and Amortization Expense
     Depreciation and amortization expense increased approximately $5.7 million, or 6.9%, to $87.9 million during the six months ended June 30, 2009 compared to $82.2 million for the same period in 2008. The increase in our depreciation and amortization expense is primarily attributable to acquisitions we completed in the last twelve months, the expansion of our operations in Mexico, and accelerated depreciation for assets that we removed from service in response to the downturn in market conditions.
General and Administrative Expenses
     General and administrative expenses decreased approximately $31.9 million, or 25.3%, to $94.1 million for the six months ended June 30, 2009, compared to $126.0 million for the six months ended June 30, 2008. General and administrative expense was 16.4% of revenue during the six months ended June 30, 2009, compared to 13.1% of revenue for the same period in 2008. Our general and administrative expenses declined as a result of cost cutting measures that we put in place beginning in late 2008 and continuing into 2009 related to reductions in headcount, employee wage rate and benefits reductions, and controlled spending in overhead costs. Equity-based compensation was also lower during the six months ended June 30, 2009 as a result of our having accelerated the vesting period on the majority of our stock option and SAR awards that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the six months ended June 30, 2009.
Interest Expense, net of amounts capitalized
     Interest expense decreased approximately $0.3 million for the six months ended June 30, 2009, compared to the same period in 2008. The decline in interest expense is primarily attributable to lower interest rates on our variable-rate debt instruments, partially offset by higher average debt levels during the six months ended June 30, 2009. In June 2009 we paid down approximately $100.0 million on the revolving portion of our Senior Secured Credit Facility.
Gain on disposal of assets, net
     During the six months ended June 30, 2009, we recognized a net gain on asset disposals of approximately $0.7 million, compared to a net gain of approximately $0.6 million during the same period in 2008. From time to time we sell assets in the normal course of business consistent with our operational needs. Also included here are disposals of insured assets that are damaged or destroyed and for which we file claims with our insurance carriers. We recognize gains or losses, as appropriate, based on the difference between the proceeds received from the disposal and the carrying value of the asset.
Interest Income

     Interest income decreased approximately $0.3 million to $0.4 million for the six months ended June 30, 2009 compared to $0.7 million for the same period in 2008. The decrease in interest income is primarily attributable to declines in interest rates, partially offset by our higher average cash and cash equivalents balances during the period.
Other Income, net
     Other income, net decreased approximately $0.5 million to $0.4 million during the six months ended June 30, 2009 compared to $0.9 million during the same period of 2008. Other income, net is primarily attributable to our pro-rata share of the income or loss from our equity-method investments in IROC, AFTI and Geostream and foreign currency transaction gains and losses from our international operations.
Income Tax Expense
     Our income tax benefit was $10.4 million on a pre-tax loss of $28.0 million for the six months ended June 30, 2009 compared to income tax expense of $49.9 million on pre-tax income of $128.2 million for the same period in 2008. Our effective tax rate was 37.3% for the six months ended June 30, 2009 compared to 38.9% for the six months ended June 30, 2008; the decrease during the first half of 2009 was a result of our projections of the level of full-year taxable income for 2009.
Segment Operating Results — Three Months Ended June 30, 2009 and 2008
     The following table shows operating results for each of our segments, net of intersegment eliminations, for the three month periods ended June 30, 2009 and 2008, respectively (in thousands, except for percentages):

	Well	Production	Functional
As of and for the three months ended June 30, 2009:	Servicing	Services	Support
Revenues	$197,945	$43,513	$—
Operating expenses	182,423	52,383	27,633
Operating income (loss)	15,522	(8,870)	(27,633)
Operating income (loss), as a percentage of revenue	7.8%	(20.4)%	n/a

	Well	Production	Functional
As of and for the three months ended June 30, 2008:	Servicing	Services	Support
Revenues	$370,859	$131,144	$—
Operating expenses	285,441	103,136	34,431
Operating income (loss)	85,418	28,008	(34,431)
Operating income (loss), as a percentage of revenue	23.0%	21.4%	n/a
Well Servicing
     Revenues for our Well Servicing segment decreased $172.9 million, or 46.6%, to $197.9 million for the three months ended June 30, 2009, compared to $370.9 million for the three months ended June 30, 2008. The decline in revenues is attributable to lower activity levels and negative pricing pressure as a result of the general downturn in the markets for our services. During the three months ended June 30, 2009, the primary focus of market activity for our U.S. rig services business shifted more towards lower margin repair and maintenance work, and much of this work was being performed for small and mid-sized independent operators. Our traditional customer base of major and large independent producers decreased their activity levels during the period, which led to lower activity and pricing for our U.S. rig services business. Partially offsetting these declines were revenues attributable to the expansion of our operations in Mexico.
     Operating expenses for our Well Servicing segment were $182.4 million during the three months ended June 30, 2009, which represented a decrease of $103.0 million, or 36.1%, compared to $285.4 million for the same period in 2008. Operating expenses were 92.2% of revenue for the three months ended June 30, 2009 and 77.0% of revenue for the same period in 2008. The decline in operating expenses during the second quarter of 2009 was attributable to lower employee compensation, lower repairs and maintenance expenses, and lower fuel costs. These costs declined due to our lower activity levels associated with the lower demand for our services in the second quarter of 2009 compared to the same period in 2008, lower fuel prices, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services.
Production Services
     Revenues for our Production Services segment decreased $87.6 million, or 66.8%, to $43.5 million for the three months ended June 30, 2009 compared to $131.1 million for the same period in 2008. The decline in revenue for this segment is primarily attributable to lower asset utilization resulting from the decline in land drilling activity in the continental United States, and the resulting pressure on pricing as service providers attempt to maintain market share.
     Operating expenses for our Production Services segment decreased $50.8 million, or 49.2%, to $52.4 million for the three months ended June 30, 2009 compared to $103.1 million for the same period of 2008. Operating expenses were 120.4% of revenue and 78.6% of revenue for the three months ended June 30, 2009 and 2008, respectively. Operating expenses declined due to declines associated with reductions in activity, lower fuel prices, decreased expenses for frac sand, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services.
Functional Support
     Operating expenses for Functional Support, which represent expenses associated with managing our reportable operating segments, declined approximately $6.8 million, or 19.7%, to $27.6 million for the three months ended June 30, 2009, compared to $34.4 million for the same period in 2008. Operating expenses declined as a result of cost cutting measures that we put in place beginning in late 2008 and continuing into 2009 related to reductions in headcount, employee wage rates and benefits reductions, and controlled spending in overhead costs. Equity-based compensation was also lower during the six months ended June 30, 2009 as a result of our having accelerated the vesting period on the majority of our stock option and SARs awards that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the six months ended June 30, 2009.
Segment Operating Results — Six Months Ended June 30, 2009 and 2008
     The following table shows operating results for each of our segments, net of intersegment eliminations, for the six month periods ended June 30, 2009 and 2008, respectively (in thousands, except for percentages):

As of and for the six months ended June 30, 2009:	Well Servicing	Production Services	Functional Support
Revenues	$454,206	$119,241	$—
Operating expenses	397,669	131,671	53,788
Operating income (loss)	56,537	(12,430)	(53,788)
Operating income (loss), as a percentage of revenue	12.4%	(10.4)%	n/a

As of and for the six months ended June 30, 2008:	Well Servicing	Production Services	Functional Support
Revenues	$709,372	$249,030	$—
Operating expenses	538,499	196,109	77,749
Operating income (loss)	170,873	52,921	(77,749)
Operating income (loss), as a percentage of revenue	24.1%	21.3%	n/a
Well Servicing

     Revenues for our Well Servicing segment decreased $255.2 million, or 36.0%, to $454.2 million for the six months ended June 30, 2009, compared to $709.4 million for the six months ended June 30, 2008. The decline in revenues is attributable to lower activity levels and negative pricing pressure as a result of the general downturn in the markets for our services. During the six months ended June 30, 2009, the primary focus of market activity for our U.S. rig services business shifted more towards lower margin repair and maintenance work, and much of this work was being performed for small and mid-sized independent operators. Our traditional customer base of major and large independent producers decreased their activity levels during the period, which led to lower activity and pricing for our U.S. rig services business. Partially offsetting these declines were revenues attributable to the expansion of our operations in Mexico.
     Operating expenses for our Well Servicing segment were $397.7 million during the six months ended June 30, 2009, which represented a decrease of $140.8 million, or 26.2%, compared to $538.5 million for the same period in 2008. Operating expenses were 87.6% of revenue for the six months ended June 30, 2009 and 75.9% of revenue for the same period in 2008. The decline in operating expenses during the six months ended June 30, 2009 was attributable to lower employee compensation, lower repairs and maintenance expenses, and lower fuel costs. These costs declined due to our lower activity levels associated with the lower demand for our services during the first six months of 2009 compared to the same period in 2008, lower fuel prices, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services.
Production Services
     Revenues for our Production Services segment decreased $129.8 million, or 52.1%, to $119.2 million for the six months ended June 30, 2009 compared to $249.0 million for the same period in 2008. The overall decline in revenue for this segment is primarily attributable to lower asset utilization resulting from the decline in land drilling activity in the continental United States, and the resulting pressure on pricing as service providers attempt to maintain market share.
     Operating expenses for our Production Services segment decreased $64.4 million, or 32.9%, to $131.7 million for the six months ended June 30, 2009 compared to $196.1 million for the same period in 2008. Operating expenses were 110.4% of revenue for the six months ended June 30, 2009 compared to 78.7% for the same period in 2008. Operating expenses declined due to reductions in activity, lower fuel prices, lower expenses for frac sand, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services.
Functional Support
     Operating expenses for Functional Support declined approximately $24.0 million, or 30.8%, to $53.8 million for the six months ended June 30, 2009, compared to $77.7 million for the same period in 2008. Operating expenses declined as a result of cost cutting measures that we put in place beginning in late 2008 and continuing into 2009 related to reductions in headcount, employee wage rates and benefits reductions, and controlled spending in overhead costs. Equity-based compensation was also lower during the six months ended June 30, 2009 as a result of our having accelerated the vesting period on the majority of our stock option and SAR awards that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the six months ended June 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
     We require capital to fund ongoing operations, organic growth initiatives and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our Senior Secured Credit Facility (defined below). We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including equipment and businesses.
     We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents are sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures and debt service for the next twelve months. As we have historically done, we may, from time to time, access available funds under our Senior Secured Credit Facility to meet our cash requirements for day-to-day operations and in times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our Senior Secured Credit Facility and, in the case of acquisitions, equity.
     As of June 30, 2009, we had working capital (excluding the current portion of long-term debt, notes payable to related parties, and capital lease obligations totaling $25.0 million) of $206.2 million. Working capital at December 31, 2008

(excluding the current portion of long-term debt, notes payable to related parties, and capital lease obligations totaling $25.7 million) was $311.5 million. Our working capital at June 30, 2009 decreased from December 31, 2008 as a result of decreased cash and cash equivalents, due primarily to the repayment of $100.0 million on our revolving credit facility, and decreased accounts receivable due to decreased revenues during the period. Partially offsetting these declines were higher income tax receivables due to our current taxable losses and projections of the level of full-year taxable income, lower accounts payable and lower accrued expenses due to the decline in our activity levels.
     As of June 30, 2009, we had $79.6 million of cash and cash equivalents. Of this amount, up to $5.8 million of our accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), including under the FDIC’s Temporary Liquidity Guarantee Program. In addition, $39.8 million of our cash held in money market accounts as of June 30, 2009 was guaranteed by the U.S. Treasury Department’s Temporary Guarantee Program for Money Market Funds. The Company’s cash deposits in excess of these amounts were not insured or guaranteed. As of June 30, 2009, approximately $14.0 million of our cash and cash equivalents was held in the bank accounts of our foreign subsidiaries, with $5.3 million of that amount being held in U.S. bank accounts and denominated in U.S. dollars. We believe that these balances could be repatriated for general corporate use without material withholdings. As of June 30, 2009, $87.8 million of borrowings and $53.6 million of letters of credit were outstanding under our revolving credit facility. As of June 30, 2009, we had $230.3 million of availability under our revolving credit facility.
     We are monitoring the ongoing economic environment and impact on the financial and capital markets and remain focused on our liquidity, capital spending and access to capital, as well as the financial condition of our clients, suppliers, and the financial institutions that participate in our Senior Secured Credit Facility. While management continues to anticipate that the next twelve months will continue to be a period of lower demand and prices for our services, we believe that our operating cash flow, cash on hand and available borrowings, coupled with our ability to control our capital expenditures, will be sufficient to maintain adequate liquidity throughout the next twelve months. See also the discussions under “Debt Service” and “Debt Compliance” below.
Cash Flows
     During the six months ended June 30, 2009, we generated cash flows from operating activities of approximately $157.3 million, compared to $162.1 million for the six months ended June 30, 2008. These operating cash inflows primarily relate to the collection of accounts receivable, partially offset by our operating loss for the period, as well as by cash paid against accounts payable and other liabilities.
     Cash used in investing activities was approximately $63.4 million and $131.3 million for six months ended June 30, 2009 and 2008, respectively. Investing cash flows during the six months ended June 30, 2009 consisted primarily of our capital expenditures, which were financed through cash on hand and cash generated by our operations.
     Cash used in financing activities was approximately $106.1 million during the six months ended June 30, 2009 and $44.5 million for the six months ended June 30, 2008. Financing cash flows during the six months ended June 30, 2009 consisted primarily of the repayment of $100.0 million on the outstanding principal balance of our revolving credit facility, which was paid through the use of existing cash on hand and cash generated by our operations during the period.

     The following table summarizes our cash flows for the six month periods ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$157,299	$162,084
Cash paid for capital expenditures	(67,409)	(71,371)
Acquisitions, net of cash acquired	—	(61,619)
Other investing activities, net	4,017	1,694
Repayments of capital lease obligations	(6,107)	(5,936)
Borrowings on revolving credit facility	—	85,000
Payments on revolving credit facility	(100,000)	(35,000)
Repurchases of common stock	(113)	(95,879)
Other financing activities, net	151	7,353
Effect of changes in exchange rates on cash	(890)	630

Net decrease in cash and cash equivalents	$(13,052)	$(13,044)

Debt Service
     At June 30, 2009, our annual debt maturities for our Senior Notes (defined below), borrowings under our Senior Secured Credit Facility, notes payable to related parties and other indebtedness were as follows:

Principal Payments
(in thousands)
2009	$16,523
2010	2,000
2011	2,000
2012	89,812
2013	—
2014	425,000

Total principal payments	535,335
     In the fourth quarter of 2009, we are required to make principal payments totaling $14.5 million, plus accrued interest, related to the Moncla Notes (defined below). These payments represent a lump sum repayment of one Moncla Note totaling $12.5 million and a $2.0 million annual installment payment on the second Moncla Note. We expect to fund our obligations under the Moncla Notes through cash on hand generated by operating activities or borrowings under our Senior Secured Credit Facility. Additionally, interest on our Senior Notes is due on June 1 and December 1 of each year. Interest on the Senior Notes due December 1, 2009 will be approximately $17.8 million. We expect to fund interest payments from cash generated by operations.
8.375% Senior Notes
     On November 29, 2007, we issued $425.0 million of 8.375% senior notes (the “Senior Notes”) under an Indenture (the “Indenture”). The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were approximately $416.1 million. The Notes were registered as public debt effective August 22, 2008.
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
Senior Secured Credit Facility
     Simultaneously with the closing of the offering of the Senior Notes, the Company entered into a credit agreement with several lenders that provides for a senior secured credit facility (the “Senior Secured Credit Facility”) consisting of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400.0 million, all of which will mature no later than November 29, 2012. All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment. The Senior Secured Credit Facility and the obligations thereunder are secured by substantially all of the assets of the Company and are or will be guaranteed by certain of the Company’s existing and future domestic subsidiaries. The Senior Secured Credit Facility replaced the Company’s previous senior credit facility, which was terminated in connection with the closing of the offering of the Senior Notes.

     The interest rate per annum applicable to amounts borrowed under the Senior Secured Credit Facility are, at the Company’s option, (i) LIBOR plus the applicable margin or (ii) the higher of (x) Bank of America’s prime rate and (y) the Federal Funds rate plus 0.5%, plus the applicable margin. The applicable margin for LIBOR loans ranges from 150 to 200 basis points, and the applicable margin for all other loans ranges from 50 to 100 basis points, both of which depend upon the Company’s consolidated leverage ratio. The one-month LIBOR rate at June 30, 2009 was 0.31% and our borrowing rate was 175 basis points over LIBOR.
     The Senior Secured Credit Facility contains certain financial covenants, which, among other things, require the Company to maintain certain financial ratios and limit the Company’s capital expenditures to $250.0 million per fiscal year, up to 50% of which amount may be carried over for expenditure in the following fiscal year.
     As calculated pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of trailing four quarters earnings before interest, tax, depreciation and amortization (“EBITDA”) to interest expense of at least 3.0 to 1.0. At June 30, 2009, the calculated consolidated interest coverage ratio was 8.65 to 1.0.
     As calculated pursuant to the terms of the Senior Secured Credit Facility, we are required to maintain a ratio of total debt to trailing four quarters EBITDA of no greater than 3.5 to 1.0. At June 30, 2009, the calculated consolidated leverage ratio was 1.56 to 1.0. With total qualifying debt of $554.3 million at June 30, 2009, this covenant requires that our trailing four quarters EBITDA meet a minimum threshold of $158.4 million. Prior to the first quarter of 2009, we included outstanding letters of credit (currently $53.6 million) with funded debt when calculating this ratio. In early 2009 it was determined that outstanding letters of credit are not defined as funded indebtedness under our Senior Secured Credit Facility, and therefore they have been excluded from this calculation. See also the discussion under “Debt Compliance” below.
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
     On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. A subsidiary of Lehman, Lehman Commercial Paper, Inc. (“LCPI”), was a member of the syndicate of banks participating in our Senior Secured Credit Facility. LCPI’s commitment was approximately 11% of the Company’s total facility. As of June 30, 2009, the Company had approximately $230.3 million available under its Senior Secured Credit Facility. This availability does not include approximately $28.3 million of unfunded commitments by LCPI. The Company also had $53.6 million in committed letters of credit under the Senior Secured Credit Facility. Under the terms of the Senior Secured Credit Facility, committed letters of credit count against the Company’s borrowing capacity.
     During the six months ended June 30, 2009, the Company paid $100.0 million against the outstanding principal balance of the revolving portion of the Senior Secured Credit Facility.
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
Capital Lease Agreements
     We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of June 30, 2009, there was approximately $19.1 million outstanding under such equipment leases.
Debt Compliance
     At June 30, 2009, the Company was in compliance with all the covenants under our Senior Notes and the Senior Secured Credit Facility. If activity levels and pricing levels for the remainder of 2009 remain consistent with those of the quarter ended June 30, 2009, we believe that we can maintain compliance with these covenants by taking additional cost reduction measures. However, if our activity levels and pricing levels continue to deteriorate further, our earnings may not be sufficient to maintain compliance with these covenants, even with additional cost reduction efforts. If we anticipate that our earnings will fall below the required threshold, we may use our existing cash to reduce our debt levels to maintain compliance. If we anticipate we will be unable to maintain compliance, we will pursue alternatives, including discussions with our lenders to amend these covenants. In the event that we do not meet our financial covenants and we are unsuccessful in remedying the non-compliance, a breach of any of these covenants could result in a default under our indebtedness. See “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008.
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
Capital Expenditures
     During 2009, management plans to continue to invest in our business through capital expenditures, albeit at levels lower than in prior years. During the six months ended June 30, 2009, we incurred $67.4 million of capital expenditures, mostly related to the expansion of our operations in Mexico, drill strings and nitrogen units for our rental operations, and capitalized costs for new information systems projects. Our capital expenditure program for 2009 is expected to total approximately $125.0 million. However, our capital expenditure program is subject to market conditions, including activity levels, commodity prices and industry capacity. Our focus for the remainder of 2009 will be maximizing the utilization of our current equipment and additional capital expenditures for international expansion in Russia and Mexico. However, we may seek to further increase our 2009 capital expenditure budget in the event of new international expansion opportunities. We currently plan to fund these expenditures through a combination of cash on hand, operating cash flows and borrowings under our Senior Secured Credit Facility. However, should our operating cash flows prove to be insufficient, management may adjust capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Geostream Investment
     On October 31, 2008, we acquired a 26% interest in Geostream for $17.4 million. Geostream is based in the Russian Federation and provides drilling and workover services and sub-surface engineering and modeling in the Russian Federation. Under the Geostream agreement, as amended, we are required to purchase an additional 24% of Geostream no later than September 1, 2009 for approximately €11.3 million (which at June 30, 2009 was equivalent to approximately $15.9 million). The final terms of the additional investment, including the specific structure and form of the purchase consideration, are being finalized among the parties and will be disclosed after the closing of the second investment. In addition, following the purchase of the additional 24%, the Company will have majority representation on Geostream’s board of directors and a controlling interest. We will be required to consolidate Geostream’s financial results subsequent to the purchase of the additional 24%. For a period not to exceed six years subsequent to October 31, 2008, we have the option to increase our ownership percentage of Geostream to 100%. However, if we have not acquired 100% of Geostream on or before the end of the six-year period, we will be required to arrange an initial public offering for those shares. We expect to satisfy our obligation to Geostream through cash on hand generated by our operations or borrowings under our Senior Secured Credit Facility.
Off-Balance Sheet Arrangements
     At June 30, 2009, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncements
     See “Note 2. Significant Accounting Policies and Estimates” in “Item 1. Financial Statements” above for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations contained in this Quarterly Report on Form 10-Q is based on our condensed consolidated unaudited financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with GAAP requires that we make estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2008 Annual Report on Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management concluded that due to the identification of a material weakness in our payroll process as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and discussed below, as of June 30, 2009, the Company’s disclosure controls and procedures remained ineffective.
Internal Control Over Financial Reporting
     In February 2009, we filed our Annual Report on Form 10-K for the year ended December 31, 2008, in which we described ineffective control activities surrounding our payroll process that constituted a material weakness in our system of internal control over financial reporting as of December 31, 2008. Specifically, these control activities pertained to documentation and approvals of employee master file data, proper evidence concerning approval of hours worked or rate changes and deficiencies with reconciliations where payroll data was a major component. In 2008, we worked to improve our payroll process including data quality and internal controls. During the middle of 2008, we began to relocate the payroll function from a shared services location in Midland, Texas to our corporate offices in Houston, Texas. During this transition, the payroll department lost a significant percentage of its staff, which required their replacement with new personnel. We also increased the overall size of the payroll department upon its relocation to Houston. With this change, we also added new payroll practices and procedures. Additionally, throughout 2008, we worked on the replacement of our existing payroll system with a new human resource information system, which included a payroll system that was initiated in late 2007. However, due to the nature and functionality of the payroll system that was in place during 2008, our conversion to the new system was delayed until January 2009. The implementation of the new human resource information system in January 2009 allows for automated workflow and approval of information, including, among other things, employee master file data, hours worked and rate changes. We believe that as the new payroll department employees receive the proper training and with the implementation of the new human resource and payroll system that was completed in January 2009, we will further strengthen our control structure, increase our efficiency in processing payroll and provide transparency of payroll related data, allowing for the remediation of this material weakness. We have begun our process for evaluating the operating effectiveness of these controls during the second quarter of 2009 but have not yet completed this process. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2009. Until this process is completed, we cannot conclude that this material weakness has been remediated.
Changes in Internal Control over Financial Reporting
     Except for the implementation of a new human resource information system described above, there have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We implemented a new close and consolidation application in June 2009 but continued to perform the majority of controls following our previously tested control structure. The resulting changes in our internal control over financial reporting were evaluated and determined to not have materially affected our control structure for the quarter ended June 30, 2009.

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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors disclosed in (i) our Annual Report on Form 10-K for the year ended December 31, 2008 dated as of, and filed with the SEC on, February 27, 2009, and (ii) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 dated as of, and filed with the SEC on, May 8, 2009. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 12, 2009, in connection with the settlement of a lawsuit, the Company issued to two individuals warrants to purchase shares of the Company’s common stock. The warrants, which expire on May 12, 2014, are exercisable for 174,000 shares of the Company’s common stock at an exercise price of $4.56 per share. No proceeds were received by the Company upon the issuance of the warrants, but the Company will receive the exercise price of any warrants that are exercised prior to their expiration. The warrants, which are unregistered securities, were issued in a private placement and, therefore, their issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
     The table below summarizes the repurchases of our common stock in the second quarter of 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number of	Dollar Amount of
			Shares Purchased	Shares that may
		Weighted	as Part of Publicly	yet be Purchased
	Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased (1)	Paid per Share (2)	or Programs	or Programs
April 1, 2009 to April 30, 2009	14,715	$3.75	—	—
May 1, 2009 to May 31, 2009	—	—	—	—
June 1, 2009 to June 30, 2009	3,267	5.93	—	—

Total	17,982	$4.15	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the NYSE on the vesting date for awards granted under the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan and the previous business day for awards granted under the plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
     At our 2009 Annual Meeting of Stockholders held on June 4, 2009 (the “Annual Meeting”), holders of 112,621,788 shares were present in person or by proxy, constituting 91.21% of the outstanding shares of common stock as of the record date for the Annual Meeting. The matters voted upon at the annual meeting are described below.
Election of three Class III Directors
     The stockholders elected the following three Class III Directors to serve for a three year term, expiring in 2012:

	Votes cast in favor:	Votes withheld:
Richard J. Alario	85,883,555	26,738,231
Ralph S. Michael, III	83,003,633	29,618,153
Arlene M. Yocum	85,832,843	26,788,943
     Four Class I Directors, Lynn R. Coleman, Kevin P. Collins, W. Phillip Marcum and William F. Owens, continued in office with terms expiring in 2010. Four Class II Directors, David J. Breazzano, William D. Fertig, J. Robinson West and Robert K. Reeves, also continued in office with terms expiring in 2011.
Adoption of 2009 Equity and Cash Incentive Plan
     The stockholders adopted the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan:

Adoption of 2009 Equity and Cash Incentive Plan
Votes cast in favor	93,001,409
Votes cast against	4,719,878
Votes abstaining	120,949
Broker non-votes	14,779,552
Ratification of Independent Registered Public Accounting Firm
     The stockholders ratified the selection of Grant Thornton LLP as the Company’s independent registered public accounting firm for the current fiscal year:

Ratification of Independent Registered Public Accounting Firm Plan
Votes cast in favor	111,079,469
Votes cast against	1,508,673
Votes abstaining	33,645
Broker non-votes	0
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 001-08038.)

10.1	Amendment No. 2 to Master Agreement, dated June 23, 2009 (fully executed on June 26, 2009), by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2009, File No. 001-08038.)

10.2†*	Settlement Agreement and Release of Claims by and between Kevin P. Collins and Key Energy Services, Inc. dated April 3, 2009.

10.3†*	Settlement Agreement and Release of Claims by and between W. Phillip Marcum and Key Energy Services, Inc. dated April 3, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or any executive officer participates.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)
By:	/s/ Richard J. Alario
Richard J. Alario
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009

EXHIBITS INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, File No. 001-08038.)

10.1	Amendment No. 2 to Master Agreement, dated June 23, 2009 (fully executed on June 26, 2009), by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2009, File No. 001-08038.)

10.2†*	Settlement Agreement and Release of Claims by and between Kevin P. Collins and Key Energy Services, Inc. dated April 3, 2009.

10.3†*	Settlement Agreement and Release of Claims by and between W. Phillip Marcum and Key Energy Services, Inc. dated April 3, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or any executive officer participates.

*	Filed herewith