Form 10-Q
period 2009-09-30
KEY ENERGY SERVICES INC
filed 2009-11-02
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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
Yes ☐   No ☑
As of October 28, 2009, the number of outstanding shares of common stock of the registrant was 123,942,776.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2009

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “projects,” “expects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in this Quarterly Report on Form 10-Q, in our Annual Report on Form 10-K for the year ended December 31, 2008, in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009, in our recent Current Reports on Form 8-K and in our other filings with the Securities and Exchange Commission. Actual performance or results may differ materially and adversely.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$93,083	$92,691
Accounts receivable, net of allowance for doubtful accounts of $14,513 and $11,468	184,913	377,353
Inventories	28,898	34,756
Prepaid expenses	8,409	15,513
Deferred tax assets	25,729	26,623
Income taxes receivable	36,150	4,848
Other current assets	7,741	7,338

Total current assets	384,923	559,122

Property and equipment, gross	1,751,063	1,858,307
Accumulated depreciation	(879,482)	(806,624)

Property and equipment, net	871,581	1,051,683

Goodwill	345,228	320,992
Other intangible assets, net	45,138	42,345
Deferred financing costs, net	9,018	10,489
Notes and accounts receivable — related parties	593	336
Equity-method investments	5,271	24,220
Other assets	7,075	7,736

TOTAL ASSETS	$1,668,827	$2,016,923

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$41,311	$46,185
Accrued liabilities	124,740	197,116
Accrued interest	12,206	4,368
Current portion of capital lease obligations	7,943	9,386
Current portion of notes payable — related parties, net of discount	14,416	14,318
Current portion of long-term debt	1,522	2,000

Total current liabilities	202,138	273,373

Capital lease obligations, less current portion	8,717	13,763
Notes payable — related parties, less current portion	6,000	6,000
Long-term debt, less current portion	512,812	613,828
Workers’ compensation, vehicular, health and other insurance liabilities	35,205	43,151
Deferred tax liabilities	132,501	188,581
Other non-current accrued liabilities	17,976	17,495

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 123,960,074 and 121,305,289 shares issued and outstanding	12,396	12,131
Additional paid-in capital	607,431	601,872
Accumulated other comprehensive loss	(52,035)	(46,550)
Retained earnings	150,768	293,279
Noncontrolling interest	34,918	—

Total stockholders’ equity attributable to common stockholders	753,478	860,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,668,827	$2,016,923

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

REVENUES	$237,671	$535,620	$811,118	$1,494,022

COSTS AND EXPENSES:
Direct operating expenses	179,901	342,195	580,981	946,324
Depreciation and amortization expense	44,477	42,676	132,424	124,923
General and administrative expenses	41,071	62,477	135,172	188,458
Asset retirements and impairments	159,802	—	159,802	—
Interest expense, net of amounts capitalized	9,082	10,475	28,911	30,594
Loss (gain) on disposal of assets, net	1,945	(1,683)	1,284	(2,309)
Interest income	(42)	(213)	(459)	(903)
Other (income) expense, net	(359)	2,152	(789)	1,240

Total costs and expenses, net	435,877	458,079	1,037,326	1,288,327

(Loss) income before taxes and noncontrolling interest	(198,206)	77,541	(226,208)	205,695
Income tax benefit (expense)	73,189	(29,079)	83,622	(78,982)

Net (Loss) Income	(125,017)	48,462	(142,586)	126,713

Noncontrolling interest	75	—	75	245

(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(124,942)	$48,462	$(142,511)	$126,958

(Loss) earnings per share attributable to common stockholders:
Basic	$(1.03)	$0.39	$(1.18)	$1.01
Diluted	$(1.03)	$0.39	$(1.18)	$1.00

Weighted average shares outstanding:
Basic	121,277	123,518	120,983	125,304
Diluted	121,277	125,377	120,983	127,062
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net (Loss) Income	$(125,017)	$48,462	$(142,586)	$126,713

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain, net of tax of $(303),$0, $(347) and $0	(1,026)	(1,739)	(5,516)	489
Deferred (loss) gain from available for sale investments, net of tax of $0, $0, $0 and $0	—	(8)	30	(8)

Total other comprehensive (loss) income, net of tax	(1,026)	(1,747)	(5,486)	481

Comprehensive (loss) income, net of tax	(126,043)	46,715	(148,072)	127,194

Comprehensive loss attributable to noncontrolling interest	206	28	206	274

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(125,837)	$46,743	$(147,866)	$127,468

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:

(Loss) income attributable to common stockholders	$(142,511)	$126,958

Adjustments to reconcile (loss) income attributable to common stockholders to net cash provided by operating activities:
Noncontrolling interest	(75)	(245)
Depreciation and amortization expense	132,424	124,923
Asset retirements and impairments	159,802	—
Bad debt expense	3,293	860
Accretion of asset retirement obligations	405	456
Loss (income) from equity-method investments	796	(73)
Amortization of deferred financing costs and discount	1,568	1,592
Deferred income tax (benefit) expense	(55,359)	19,787
Capitalized interest	(3,556)	(4,841)
Loss (gain) on disposal of assets, net	1,284	(2,309)
Loss on sale of available for sale investments, net	30	—
Share-based compensation	4,881	11,024
Excess tax benefits from share-based compensation	—	(1,695)
Changes in working capital:
Accounts receivable	195,976	(77,852)
Other current assets	11,798	(3,861)
Accounts payable, accrued interest and accrued expenses	(113,069)	47,281
Share-based compensation liability awards	517	(516)
Other assets and liabilities	(623)	(651)

Net cash provided by operating activities	197,581	240,838

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(102,971)	(130,213)
Proceeds from sale of fixed assets	5,184	5,614
Acquisitions, net of cash acquired of $28,362 and $2,017	12,007	(63,200)
Acquisition of Leader fixed assets	—	(34,448)
Acquisition of intangible assets	—	(1,086)
Dividend from equity-method investments	199	—
Proceeds from sale of short-term investments	—	268

Net cash used in investing activities	(85,581)	(223,065)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(1,539)	—
Repayments of capital lease obligations	(8,505)	(8,645)
Borrowings on revolving credit facility	—	155,000
Repayments on revolving credit facility	(100,000)	(35,000)
Repurchases of common stock	(248)	(124,815)
Proceeds from exercise of stock options	1,192	6,688
Proceeds paid for deferred financing costs	—	(314)
Excess tax benefits from share-based compensation	—	1,695

Net cash used in financing activities	(109,100)	(5,391)

Effect of changes in exchange rates on cash	(2,508)	326

Net increase in cash and cash equivalents	392	12,708

Cash and cash equivalents, beginning of period	92,691	58,503

Cash and cash equivalents, end of period	$93,083	$71,211

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of services to major oil companies, foreign national oil companies and independent oil and natural gas production companies, including rig-based services, fluid management services, pressure pumping services, fishing and rental services, and cased-hole electric wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina, Mexico and Russia. We also own a technology development company based in Canada and have an equity interest in a Canadian-based oilfield service company.
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2008 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q for possible disclosure as a subsequent event. Management monitored for subsequent events through October 30, 2009 as this was the date that these financial statements were available to be issued. See “Note 17. Subsequent Events” for discussion of the subsequent events requiring disclosure.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
The preparation of these condensed consolidated financial statements requires us to develop estimates and to make assumptions that affect our financial position, results of operations and cash flows. These estimates also impact the nature and extent of our disclosure, if any, of our commitments and contingencies. Among other things, we use estimates to (i) analyze assets for possible impairment, (ii) determine depreciable lives for our assets, (iii) assess future tax exposure and realization of deferred tax assets, (iv) determine amounts to accrue for contingencies, (v) value tangible and intangible assets and (vi) assess workers’ compensation, vehicular liability, self-insured risk accruals and other insurance reserves. We believe that our estimates are reasonable; however, our actual results may differ materially from these estimates. There have been no material changes in our evaluation of the accounting estimates or underlying assumptions to the significant accounting policies and estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
New Accounting Standards Adopted in this Report
ASU 2009-01. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

Accounting Standards Not Yet Adopted in this Report
SFAS 166. In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
SFAS 167. In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the scope of FIN 46(R) to include entities previously considered qualifying special-purpose entities by FIN 46(R), as the concept of a qualifying special-purpose entity was eliminated in SFAS 166. This standard shifts the guidance for determining which enterprise in a Variable Interest Entity consolidates that entity from a quantitative consideration of who is the primary beneficiary to a qualitative focus of which entity has the power to direct activities and the obligation to absorb losses. This standard is to be effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The Company does not believe that the adoption of this standard will have a material impact on its financial position, results of operations or cash flows.
ASU 2009-05. In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period of the entity subsequent to August 2009 and the adoption of this update is not anticipated to have a material impact on our financial position, results of operations, or cash flows.
ASU 2009-13. In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use Vendor-Specific Objective Evidence (“VSOE”) or third-party evidence of a selling price to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on VSOE if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. We expect to adopt the provisions of ASU 2009-13 on January 1, 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

ASU 2009-14. In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 was issued to address concerns relating to the accounting for revenue arrangements that contain tangible products and software that is “more than incidental” to the product as a whole. Existing guidance in such circumstances requires entities to use VSOE of a selling price to separate deliverables in a multiple-deliverable arrangement. Reporting entities raised concerns that the current accounting model does not appropriately reflect the economics of the underlying transactions and that more software-enabled products now fall or will fall within the scope of the current guidance than originally intended. ASU 2009-14 changes the current accounting model for revenue arrangements that include both tangible products and software elements to exclude those where the software components are essential to the tangible products’ core functionality. In addition, ASU 2009-14 also requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance, and provides guidance on how to determine which software, if any, relating to tangible products is considered essential to the tangible products’ functionality and should be excluded from the scope of software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that contains tangible products and software that is not essential to the product’s functionality. ASU 2009-14 was issued concurrently with ASU 2009-13 and also requires entities to provide the disclosures required by ASU 2009-13 for arrangements that are included within the scope of ASU 2009-14. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may also elect, but are not required, to adopt ASU 2009-14 retrospectively to prior periods, and must adopt ASU 2009-14 in the same period and using the same transition methods that it uses to adopt ASU 2009-13. We expect to adopt the provisions of ASU 2009-14 on January 1, 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

NOTE 3. ASSET RETIREMENTS AND IMPAIRMENTS
Asset Retirements
During the three months ended September 30, 2009, we took out of service and retired a portion of our U.S. rig fleet and associated support equipment, resulting in the recording of a pre-tax asset retirement charge of approximately $65.9 million. Included in the retirement were approximately 250 of our older, less efficient rigs, leaving a remaining U.S. rig fleet of 743 rigs, consisting of 610 actively marketed rigs and 133 currently idled rigs. We retired these rigs in order to better align supply with demand for well servicing as market activity remains low. The asset retirement charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the three and nine months ended September 30, 2009. For the rigs we retired, certain of these assets were stacked and will be harvested for spare parts and certain of these assets are to be cut up and sold for scrap. The carrying value for stacked rigs and associated support equipment was reduced to salvage value of 10%, based on expected fair value for these assets. The carrying value for scrapped rigs and components was reduced to quoted market prices for scrap metal. These assets are reported under our Well Servicing segment.
Impairments
A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
We determined that the retirement of the rigs described above was an event requiring assessment of the asset groups within our Well Servicing segment. Based on our analysis, the expected undiscounted cash flows for these asset groups exceeded carrying value, and no indication of impairment existed.
However, during the three months ended September 30, 2009, due to market overcapacity, continued and prolonged depression of natural gas prices, decreased activity levels from our major customer base related to stimulation work and consecutive quarterly operating losses in our Production Services segment, we determined that events and changes in circumstances occurred indicating that the carrying value of the asset groups under this segment may not be recoverable. We performed an assessment of the fair value of these asset groups using an expected present value technique. We used discounted cash flow models involving assumptions based on utilization of the equipment, revenues, direct expenses, general and administrative expenses, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections were based on financial forecasts and were discounted using a discount rate of 14%. Based on this assessment, our pressure pumping assets were impaired. This assessment resulted in the recording of a pre-tax impairment charge of approximately $93.4 million during the third quarter of 2009. The asset impairment charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the three and nine months ended September 30, 2009. These assets are reported under our Production Services segment.
Due to the recoverability tests and impairments recorded for our long-lived assets, we were required to test goodwill impairment during the third quarter rather than delaying testing until our annual assessment performed at year-end. The test to identify a potential goodwill impairment and to measure the amount of the impairment loss to be recognized, if any, is a two-step test. In the first step, we determine the fair value of the associated reporting unit tested as the present value of its future net cash flows. During step two, we would record an impairment charge, reducing the carrying value of the reporting unit’s goodwill to fair value, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill.
Under the first step of the goodwill impairment test, we compared the fair value of each reporting unit to its carrying amount, including goodwill. No impairment was indicated by this test for our Well Servicing segment, thus the second step of the impairment test was unnecessary. However, this test concluded that the fair value of the fishing and rental services reporting unit under our Production Services segment did not exceed its carrying value. Therefore, the second step of the goodwill impairment test was performed to measure the amount of the impairment loss, if any. As a result of our calculation of step two of the test, we determined that the goodwill of this reporting unit was impaired. As such, we recorded a pre-tax impairment charge of approximately $0.5 million to our Production Services segment during the third quarter of 2009. The impairment charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the three and nine months ended September 30, 2009.

NOTE 4. ACQUISITIONS
From time to time, we acquire businesses or assets that are consistent with our long-term growth strategy. Results of operations for acquisitions are included in our financial statements beginning on the date of acquisition. Acquisitions made after January 1, 2009 are accounted for using the acquisition method. The acquisition method differs from previous accounting guidance related to business combinations by expanding the scope of what constitutes a “business” and must therefore be accounted for as a business combination. For all business combinations (whether partial, full or step acquisitions), the acquirer records 100% of all assets and liabilities of the acquired business, including goodwill, at their fair values; contingent consideration is recognized at its fair value on the acquisition date, and for certain arrangements, changes in fair value must be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs must be expensed rather than treated as part of the cost of the acquisition. The acquisition method also establishes new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Final valuations of assets and liabilities are obtained and recorded as soon as practicable and within one year after the date of the acquisition.
Geostream Services Group
On September 1, 2009, we acquired an additional 24% interest in OOO Geostream Services Group (“Geostream”) for approximately $16.4 million. This was our second investment in Geostream pursuant to an agreement dated August 26, 2008, as amended. This second investment brings our total investment in Geostream to 50%. Prior to the acquisition of the additional interest, we accounted for our ownership in Geostream as an equity-method investment. On the acquisition date, we also obtained majority representation on Geostream’s board of directors and therefore a controlling interest. We accounted for this acquisition as a business combination achieved in stages. The results of Geostream have been included in our consolidated financial statements since the acquisition date.
Geostream is an oilfield services company in the Russian Federation providing drilling and workover services and sub-surface engineering and modeling in Russia. As a result of this acquisition, we expect to expand our international presence, specifically in Russia where oil wells are shallow and suited for services that we perform.
The acquisition date fair value of the consideration transferred totaled approximately $35.0 million, which consisted of cash consideration in the second investment on September 1, 2009 and the fair value of our previous equity interest. The acquisition date fair value of our previous equity interest was approximately $18.3 million. We recognized a loss of approximately $0.2 million as a result of remeasuring our prior equity interest in Geostream held before the business combination. The loss is included in the line item “other (income) expense, net” in the consolidated statements of operations for the three and nine months ended September 30, 2009.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. We are in the process of obtaining a third-party valuation of intangible and certain tangible assets; thus, the preliminary measurements of intangible assets, goodwill and certain tangible assets are subject to change.

At September 1, 2009:	(in thousands)

Cash and cash equivalents	$28,362
Other current assets	8,545
Property and equipment	2,959
Intangible assets	11,470
Other assets	194

Total identifiable assets acquired	51,530

Current liabilities	5,456
Other liabilities	8

Total liabilities assumed	5,464

Noncontrolling interest	34,994

Net identifiable assets acquired	11,072

Goodwill	23,918

Net assets acquired	$34,990

Of the $11.5 million of acquired intangible assets, $8.4 million was preliminarily assigned to trade name intangibles that are not subject to amortization. Of the remaining $3.1 million of acquired intangible assets, $1.2 million relates to three customer contracts that are preliminarily subject to a weighted-average useful life of approximately 1.0 year, and $1.9 million relates to customer relationships that will be amortized as the value of the relationships are realized using rates of 15%, 35%, 21%, 12%, 7%, 4%, 3%, 2%, and 1% for the remainder of 2009 through 2017, respectively. As noted above, the fair value of the acquired identifiable intangible assets is preliminary pending receipt of the final valuation for these assets. The fair value and contractual obligations of the acquired accounts receivable on the acquisition date were approximately $6.3 million.
The $23.9 million of goodwill was assigned to the rig services line of business of our Well Servicing segment. The goodwill recognized is attributable primarily to international diversification and the assembled workforce of Geostream. None of the goodwill is expected to be deductible for income tax purposes. As of September 30, 2009, there were no changes in the recognized amount of goodwill resulting from the acquisition of Geostream.
We recognized approximately $0.1 million of acquisition related costs that were expensed during the nine months ended September 30, 2009. These costs are included in the statements of operations in the line item “general and administrative expenses” for the three and nine months ended September 30, 2009.
Included in our consolidated statements of operations for the three and nine months ended September 30, 2009 are revenues of approximately $1.3 million and a net loss of $0.2 million attributable to Geostream from the acquisition date to the period ended September 30, 2009.
The fair value of the 50% noncontrolling interest in Geostream is estimated to be approximately $35.0 million. The fair value of the noncontrolling interest was estimated using a combination of the income approach and a market approach. As Geostream is a private company, the fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. The fair value estimates are based on (i) a discount rate range of 16% to 19%, (ii) a terminal value based on a long-term constant growth rate between two and three percent, (iii) financial data of historical and forecasted operating results of Geostream and (iv) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in Geostream.

In conjunction with the second investment, Geostream agreed to purchase from us a customized suite of equipment, including two workover rigs, two drilling rigs, associated complimentary support equipment, cementing equipment, and fishing tools for approximately $23.0 million, a portion of which will be financed by us. Concurrently with the second investment, Geostream paid us approximately $16.0 million in cash, representing a down payment on the equipment that we will deliver to them.
NOTE 5. OTHER CURRENT AND NON-CURRENT LIABILITIES
The table below presents comparative detailed information about our current accrued liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Current Accrued Liabilities:
Accrued payroll, taxes and employee benefits	$43,062	$67,408
Accrued operating expenditures	23,111	50,833
Income, sales, use and other taxes	27,189	41,003
Self-insurance reserves	22,097	25,724
Unsettled legal claims	2,520	4,550
Phantom share liability	1,031	902
Other	5,730	6,696

Total	$124,740	$197,116

The table below presents comparative detailed information about our other non-current accrued liabilities at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(in thousands)

Non-Current Accrued Liabilities:
Asset retirement obligations	$9,666	$9,348
Environmental liabilities	2,919	3,004
Accrued rent	2,249	2,497
Accrued income taxes	1,669	1,359
Phantom share liability	865	478
Other	608	809

Total	$17,976	$17,495

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of our goodwill for the nine months ended September 30, 2009 are as follows:

	Well	Production
	Servicing	Services	Total
	(in thousands)

December 31, 2008	$317,490	$3,502	$320,992
Purchase price allocation and other adjustments, net	(155)	500	345
Acquisition of Geostream	23,918	—	23,918
Impairment of goodwill	—	(500)	(500)
Impact of foreign currency translation	35	438	473

September 30, 2009	$341,288	$3,940	$345,228

During the quarter ended September 30, 2009, we determined that the goodwill of the reporting units comprising our Production Services segment was impaired; as such, we recorded a pre-tax impairment charge of approximately $0.5 million to our Production Services segment. See “Note 3. Asset Retirements and Impairments.”
The components of our other intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

Noncompete agreements:
Gross carrying value	$14,007	$16,309
Accumulated amortization	(4,951)	(4,699)

Net carrying value	$9,056	$11,610

Patents, trademarks and tradename:
Gross carrying value	$10,695	$4,391
Accumulated amortization	(982)	(3,114)

Net carrying value	$9,713	$1,277

Customer relationships:
Gross carrying value	$41,226	$39,225
Accumulated amortization	(18,444)	(12,359)

Net carrying value	$22,782	$26,866

Customer backlog:
Gross carrying value	$1,932	$622
Accumulated amortization	(365)	(207)

Net carrying value	$1,567	$415

Developed technology:
Gross carrying value	$4,396	$3,598
Accumulated amortization	(2,376)	(1,421)

Net carrying value	$2,020	$2,177

Certain of our intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. The estimated fair values of intangible assets obtained through acquisitions consummated from the fourth quarter of 2008 through September 30, 2009 are based on preliminary information which is subject to change until final valuations are obtained. Amortization expense for our intangible assets was $3.1 million and $4.8 million for the three months ended September 30, 2009 and 2008, respectively. Amortization expense for our intangible assets was $9.9 million and $12.9 million for the nine months ended September 30, 2009 and 2008, respectively.
NOTE 7. EQUITY METHOD INVESTMENTS
IROC Energy Services Corp.
As of September 30, 2009 and December 31, 2008 we owned approximately 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company. This represented approximately 19.8% and 19.7% of IROC’s outstanding common stock on September 30, 2009 and December 31, 2008, respectively.
The carrying value of our investment in IROC totaled $4.1 million and $3.7 million as of September 30, 2009 and December 31, 2008, respectively. We recorded $0.2 million and $1.0 million of equity losses related to our investment in IROC for the three months ended September 30, 2009 and 2008, respectively, and $0.1 million and $0.1 million of equity income for the nine months ended September 30, 2009 and 2008, respectively. During the second quarter of 2009, IROC declared a dividend which was paid to us in June of 2009, reducing the value of our investment by approximately $0.2 million. Additionally, during the nine months ended September 30, 2009, the value of our investment in IROC increased by approximately $0.5 million due to changes in exchange rates between the U.S. and Canadian dollar.

Advanced Flow Technologies, Inc.
In September 2007, we completed the acquisition of Advanced Measurements, Inc. (“AMI”), a privately-held Canadian company focused on oilfield technology. AMI owns a portion of another Canadian company, Advanced Flow Technologies, Inc. (“AFTI”). As of September 30, 2009, AMI’s ownership percentage was 48.63%, and we account for the interest in AFTI using the equity method. We recorded losses of approximately $0.1 million and $0.2 million associated with our investment in AFTI for the three and nine months ended September 30, 2009, respectively. The carrying value of our investment in AFTI totaled approximately $1.2 million as of September 30, 2009 and December 31, 2008, respectively. Additionally, during the nine months ended September 30, 2009 the value of our investment in AFTI increased by approximately $0.2 million due to changes in exchange rates between the U.S. and Canadian dollar.
NOTE 8. LONG-TERM DEBT
As of September 30, 2009 and December 31, 2008, the components of our long-term debt were as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	87,812	187,813
Other long-term indebtedness	1,522	3,015
Notes payable — related parties, net of discount of $84 and $182, respectively	20,416	20,318
Capital lease obligations	16,660	23,149

	$551,410	$659,295

Less current portion	(23,881)	(25,704)

Total long-term debt and capital lease obligations, net of discount	$527,529	$633,591

8.375% Senior Notes due 2014
On November 29, 2007, we issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “Senior Notes”), under an indenture, dated as of November 29, 2007, among us, the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were approximately $416.1 million. We used approximately $394.9 million of the net proceeds to retire then-existing term loans, including accrued and unpaid interest, with the balance used for general corporate purposes.
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
Senior Secured Credit Facility
The Company maintains a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the administrative agents (“Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, originally of up to an aggregate principal amount of $400.0 million (which has since been reduced as described below), all of which will mature no later than November 29, 2012. There were borrowings of $87.8 million and letters of credit of $43.2 million outstanding under the Senior Secured Credit Facility at September 30, 2009. The weighted average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 2.0% at September 30, 2009. Under the terms of the Senior Secured Credit Facility, committed letters of credit count against our borrowing capacity. All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment.

As of September 30, 2009, we had approximately $239.8 million available under its Senior Secured Credit Facility. This availability does not include approximately $29.4 million of unfunded commitments of Lehman Commercial Paper, Inc. (“LCPI”), a former member of the syndicate of lenders under the Senior Secured Credit Facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”), the parent company of LCPI, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2009, LCPI had a commitment of approximately 11% of the Company’s total facility.
On October 27, 2009, we entered into an amendment (the “Amendment”) to the Senior Secured Credit Facility. The Amendment reduced the total credit commitments under the facility from $400.0 million to $300.0 million, which was effected by a pro rata reduction to the commitment of each lender under the facility. The pre-Amendment $400.0 million total does not take into account the approximately $29.4 million of unfunded commitments of LCPI. Immediately after the execution of the Amendment, LCPI assigned to UBS Loan Finance LLC its commitment and outstanding loan amount under the Senior Secured Credit Facility. Therefore, the full $300.0 million under the amended facility will be available. The Senior Secured Credit Facility also provides that we may request increases in the total commitments under the facility by up to $100.0 million in the aggregate, any such increases being subject to certain requirements as well as lenders’ approval.
After giving effect to the Amendment, the interest rate per annum applicable to the Senior Secured Credit Facility is, at the Company’s option (i) LIBOR plus the applicable margin or, (ii) the base rate (defined as the higher of (x) Bank of America’s prime rate and (y) the Federal Funds rate plus 0.5%), plus the applicable margin. In addition to the amended provisions summarized below, the Amendment increased the applicable margin for LIBOR loans from a range of 150 to 200 basis points to a range of 350 to 450 basis points, and increased the applicable margin for base rate loans from a range of 50 to 100 basis points to a range of 250 to 350 basis points, depending upon the Company’s consolidated leverage ratio. Unused commitment fees were also increased from a range of 0.30% to 0.50% to a range of 0.50% to 0.75%, depending upon the Company’s consolidated leverage ratio. We expect to pay fees totaling approximately $2.5 million in connection with the closing of the Amendment, which consists of legal, administrative, closing and other fees.
The Amendment also modifies the Senior Secured Credit Facility by, among other things:
•	removing the requirement that the Company maintain a consolidated leverage ratio of total funded debt to trailing four quarters earnings before interest, tax, depreciation and amortization (as calculated pursuant to the terms of the Senior Secured Credit Facility, “EBITDA”) of no more than 3.50 to 1.00, and replacing it with the following two requirements: (i) that the Company’s consolidated funded indebtedness be no greater than 45% of the Company’s adjusted total capitalization, and (ii) that the Company’s senior secured leverage ratio of senior secured funded debt to trailing four quarters EBITDA be no greater than (A) 2.50 to 1.00 for the fiscal quarter ended September 30, 2009 through and including the fiscal quarter ending September 30, 2010 and, (B) thereafter, 2.00 to 1.00;
•	amending the requirement that the Company maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00, by replacing such requirement with a new requirement that the Company maintain such ratio of at least the following amounts during each corresponding period:

from the fiscal quarter ended September 30, 2009 through and including the fiscal quarter ending June 30, 2010	1.75 to 1.00

for the fiscal quarter ending September 30, 2010	2.00 to 1.00

for the fiscal quarter ending December 31, 2010	2.50 to 1.00

thereafter	3.00 to 1.00;
•	amending the $250.0 million per fiscal year capital expenditures limitation by (i) making the requirement inapplicable to foreign subsidiaries of the Company that are not wholly-owned, (ii) if the Company’s consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 3.50 to 1.00, reducing the amount of capital expenditures that may be made to $135.0 million during fiscal year 2009 and $120.0 million during each subsequent fiscal year, (iii) allowing, subject to certain restrictions, carry over of a portion of unused amounts from prior fiscal years, (iv) allowing an increase based on net cash proceeds received by the Company after October 27, 2009 in connection with the issuance or sale of equity interests or the incurrence or issuance of certain unsecured debt securities, and (v) allowing amounts to be added back to the annual limitation if capital expenditures are made for assets that the Company or a guarantor later sells to a foreign subsidiary or joint venture, to the extent of any cash or promissory note received from the foreign subsidiary or joint venture in connection with such sale;

•	amending the negative covenant related to acquisitions to permit acquisitions that either (i) are completed for equity consideration, without regard to leverage, or (ii) are completed for cash consideration, but only (A) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is 2.75 to 1.00 or less, (x) there is an aggregate amount of $25.0 million in unused credit commitments under the facility and (y) the Company is in pro forma compliance with the financial covenants contained in the credit agreement; or (B) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 2.75 to 1.00, in addition to the requirements in subclauses (x) and (y) in clause (A) above, the cash amount paid with respect to acquisitions is limited to $25.0 million per fiscal year (subject to potential increase using amounts then available for capital expenditures and any net cash proceeds received by the Company after October 27, 2009 in connection with the issuance or sale of equity interests or the incurrence or issuance of certain unsecured debt securities that are identified as being used for such purpose);
•	increasing the basket for amounts that may be invested, after October 27, 2009, in foreign subsidiaries (including by way of loans made by the Company and its domestic subsidiaries to foreign subsidiaries and guaranties made by the Company and its domestic subsidiaries of debt of foreign subsidiaries) to $75.0 million during any fiscal year or an aggregate amount equal to (i) the greater of $200.0 million or 25% of the Company’s consolidated net worth, plus (ii) any net cash proceeds received by the Company since October 27, 2009, in connection with the issuance or sale of equity interests or the incurrence of certain unsecured debt securities that are identified as being used for such purpose;
•	amending the negative covenant related to permitted unsecured indebtedness that has no maturity earlier than twelve months after November 29, 2012, that does not require scheduled payments of principal prior to maturity and is subject to covenants no more onerous than those contained in the Senior Secured Credit Facility, to provide that if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 3.50 to 1.00, or if the Company would not be in pro forma compliance with the consolidated interest coverage ratio described in the second bullet point listed above, the amount of such permitted unsecured indebtedness incurred after October 27, 2009 may not exceed $100.0 million;
•	amending the negative covenant related to share repurchases to allow such repurchases in an aggregate amount of up to $200.0 million only if (i) the Company’s consolidated funded indebtedness to total capitalization is less than 50% and (ii) the Company’s consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is not greater than 2.00 to 1.00;
•	amending the limitation on the ability of the Company and domestic subsidiaries to have assets located outside the United States to allow assets (other than equity interests) outside the United States with a book value (exclusive of assets located outside the United States on October 27, 2009) of up to the greater of (i) $150.0 million or (ii) 17.5% of the Company’s consolidated net worth; and
•	amending the events of default provisions to provide that the insolvency or bankruptcy of an insignificant foreign subsidiary (as defined in the Amendment) is not an event of default under the Senior Secured Credit Facility.
Except as amended by the Amendment, the Senior Secured Credit Facility remains in full force and effect as originally executed, and the Company is subject to the various other affirmative and negative covenants included in the Senior Secured Credit Facility, as amended, including without limitation restrictions related to (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments; (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) prepaying, redeeming or repurchasing the Senior Notes or other unsecured debt incurred pursuant to the sixth bullet point listed above; (viii) granting negative pledges other than to the lenders; (ix) changes in the nature of the Company’s business; (x) amending organizational documents, or amending or otherwise modifying any debt if such amendment or modification would have a material adverse effect, or amending the Senior Notes or any other unsecured debt incurred pursuant to the sixth bullet point listed above if the effect of such amendment is to shorten the maturity of the Senior Notes or such other unsecured debt; and (xi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.

The Company may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to its obligation to reimburse the lenders for breakage and redeployment costs. Pursuant to the terms of the Amendment, we were required to calculate our compliance with the covenants for the September 30, 2009 quarterly determination date according to the amended covenants discussed above. We were in compliance with these covenants at September 30, 2009.
After giving effect to the Amendment, including the reduction in the total credit commitments and the replacement of LCPI under the facility, as of October 27, 2009, the Company had approximately $169.0 million available under the Senior Secured Credit Facility, with $87.8 million in outstanding borrowings and $43.2 million in committed letters of credit.
Notes Payable to Related Parties
On October 25, 2007, we entered into two promissory notes with related parties. The first is an unsecured note in the amount of $12.5 million, which was due and paid in lump-sum, together with accrued interest, on October 25, 2009. The second unsecured note in the amount of $10.0 million is payable in annual installments of $2.0 million, plus accrued interest, on each anniversary date of its issue through October 2012. Each of the notes bears interest at the Federal Funds Rate, adjusted annually on the anniversary date of the note. As of September 30, 2009, the interest rate on these notes was 1.5%.
NOTE 9. INCOME TAXES
Our effective tax rate for the three months ended September 30, 2009 and 2008 was 36.9% and 37.5%, respectively. Our effective tax rate for the nine months ended September 30, 2009 and 2008 was 37.0% and 38.4%, respectively. The primary difference between the statutory rate of 35.0% and our effective tax rate relates to state and foreign taxes.
As of September 30, 2009 and December 31, 2008, we had approximately $3.6 million and $5.6 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax benefits of $1.6 million and zero due to statute expirations for the nine months ended September 30, 2009 and September 30, 2008, respectively. We are subject to U.S. Federal Income Tax as well as income taxes in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2004.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of approximately $1.3 million and $2.1 million for the payment of interest and penalties as of September 30, 2009 and December 31, 2008, respectively. We believe that it is reasonably possible that approximately $0.5 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations. No release of our deferred tax asset valuation allowance was made during the three or nine months ended September 30, 2009.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of September 30, 2009, the aggregate amount of our provisions for losses related to litigation that are deemed probable and reasonably estimable is approximately $2.5 million. We do not believe that the disposition of any of these matters will have a material impact on our financial position, results of operations, or cash flows. During the third quarter of 2009, we recorded a net decrease in our reserves of $0.9 million related to the settlement of ongoing legal matters and the continued refinement of liabilities recognized for litigation deemed probable and estimable.
Litigation with Former Officers and Employees
We were named in a lawsuit by our former general counsel, Jack D. Loftis, Jr., filed in the U.S. District Court, District of New Jersey, on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of duties of good faith and fair dealing, breach of fiduciary duty and wrongful termination. On August 17, 2007, we filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract and breach of fiduciary duties. In our counterclaims, we are seeking repayment of all severance paid to Mr. Loftis to date (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. The case is now pending in the U.S. District Court for the Eastern District of Pennsylvania and is currently set for trial in the second quarter of 2010. We recorded a liability for this matter in the fourth quarter of 2008.

On October 17, 2006, Jane John, the ex-wife of our former chief executive officer, Francis John, filed a complaint in Bucks County, Pennsylvania against her ex-husband and the Company. Ms. John alleges breach of marital agreement, breach of options agreements, civil conspiracy and fraud. She alleges that Mr. John and the Company defrauded her with regard to Mr. John’s compensation, as well as in the disclosures of marital property. By virtue of assignments, Ms. John held 375,000 stock options which expired unexercised during a period in which the Company was not current in its financial statements, when such options could not be exercised. Mr. John has previously agreed to indemnify the Company with respect to damages attributable to any and all of Ms. John’s claims, other than damages attributable to any alleged breach of Ms. John’s stock option agreements. We recently reached a settlement with Ms. John regarding the alleged breach of stock option agreements, and recorded an additional charge related to the settlement in the third quarter of 2009. We initially recorded a liability for this matter in the third quarter of 2008.
On September 3, 2006, our former controller and former assistant controller filed a joint complaint against the Company in the 133rd District Court, Harris County, Texas, alleging constructive termination and breach of contract. We anticipate trial by arbitration late in the fourth quarter of 2009. Based upon an agreement between the parties regarding certain procedural matters, we recorded a liability for this matter in the third quarter of 2009.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation and vehicular liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation and vehicular liability claims. As of September 30, 2009 and December 31, 2008, we have recorded $57.3 million and $68.9 million, respectively, of self-insurance reserves related to workers’ compensation, health insurance, and vehicular liability claims. Partially offsetting these liabilities, we had approximately $7.7 million and $10.8 million of insurance receivables as of September 30, 2009 and December 31, 2008 respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of September 30, 2009 and December 31, 2008, we have recorded approximately $2.9 million and $3.0 million, respectively, for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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

NOTE 11. EARNINGS PER SHARE
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
Basic EPS Computation:
Numerator
(Loss) income attributable to common stockholders	$(124,942)	$48,462	$(142,511)	$126,958

Denominator

Weighted average shares outstanding	121,277	123,518	120,983	125,304

Basic (loss) earnings per share	$(1.03)	$0.39	$(1.18)	$1.01

Diluted EPS Computation:
Numerator
(Loss) income attributable to common stockholders	$(124,942)	$48,462	$(142,511)	$126,958

Denominator
Weighted average shares outstanding	121,277	123,518	120,983	125,304
Stock options	—	757	—	739
Restricted stock	—	346	—	339
Warrants	—	740	—	675
Stock appreciation rights	—	16	—	5

	121,277	125,377	120,983	127,062

Diluted (loss) earnings per share	$(1.03)	$0.39	$(1.18)	$1.00

The diluted earnings per share calculations for the quarters ended September 30, 2009 and 2008 exclude the potential exercise of 4.1 million and 1.3 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculations for the quarter ended September 30, 2009 also exclude the potential exercise of 0.4 million stock appreciation rights (“SARs”), because the effects of such exercises on earnings per share in those periods would be anti-dilutive. For 2009, these options and SARs would be anti-dilutive because of our net loss for the period. For 2008, the exercise prices for these awards exceeded the average stock price for the Company during the period, and would therefore be anti-dilutive. None of our SARs were anti-dilutive for the three months ended September 30, 2008.
The diluted earnings per share calculations for the nine months ended September 30, 2009 and 2008 exclude the potential exercise of 4.7 million and 1.8 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculations for the nine months ended September 30, 2009 and 2008 also exclude the potential exercise of 0.5 million and 0.4 million SARs, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. For 2009, these options and SARs would be anti-dilutive because of our net loss for the period. For 2008, the exercise prices for these awards exceeded the average stock price for the Company during the period, and would therefore be anti-dilutive.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.4 million and $2.9 million during the three months ended September 30, 2009 and 2008, respectively. The related income tax benefit recognized for employee share-based compensation was $0.8 million for the three months ended September 30, 2009 and 2008, respectively. We recognized employee share-based compensation expense of $5.3 million and $11.8 million during the nine months ended September 30, 2009 and 2008, respectively. The related income tax benefit recognized for employee share-based compensation was $1.9 million and $3.6 million for the nine months ended September 30, 2009 and 2008, respectively. We did not capitalize any share-based compensation during the three or nine month periods ended September 30, 2009 and 2008.
The unrecognized compensation cost related to our outstanding unvested stock options, restricted shares and phantom shares as of September 30, 2009 was less than $0.1 million, $7.0 million and $1.2 million, respectively, and is expected to be recognized over a weighted average period of 1.7 years, 1.4 years and 1.2 years, respectively.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Transactions with Employees
In connection with an acquisition in 2008, the former owner of the acquiree became an employee of the Company. At the time of and subsequent to the acquisition, the employee also owns an exploration and production company. Subsequent to the acquisition, the Company continued to provide services to this exploration and production company. The prices charged for these services are at rates that are an average of the prices charged to our other customers in the California market. As of September 30, 2009, our receivables with this company totaled approximately $0.4 million. For the three and nine months ended September 30, 2009, revenues from this company totaled approximately $0.7 million and $3.1 million, respectively.
Board of Director Relationship with Customer
In October 2007, we added a member to our board of directors who is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko comprised less than 2% of our total revenues for the three and nine months ended September 30, 2009 and 2008, respectively. Our sales to Anadarko were less than 1% of Anadarko’s revenues for the twelve months ended December 31, 2008 and we expect that our sales to Anadarko will be less than 1% of its revenues for 2009. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2009 and December 31, 2008. The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. No material changes have occurred to the methodologies or assumptions regarding the fair values of our financial instruments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008. The carrying values of our cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair values at the respective balance sheet dates because of the short maturity and highly liquid nature of these instruments and are not included in the table below.

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable — related parties	$593	$593	$336	$336

Financial liabilities:
8.375% Senior Notes	$425,000	$405,875	$425,000	$282,115
Senior Secured Credit Facility revolving loans	87,812	87,812	187,813	187,813
Notes payable — related parties	20,416	20,416	20,318	20,318
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
Senior Secured Credit Facility revolving loans. Because of their variable interest rates and the underlying security, the fair values of the revolving loans borrowed under our Senior Secured Credit Facility approximate their carrying values as of the respective balance sheet dates.
Notes payable — related parties. The amounts reported relate to a seller financing arrangement that we entered into in connection with an acquisition we made during 2007. The carrying values of these notes approximate their fair values as of the respective balance sheet dates due to their variable interest rates.

NOTE 15. SEGMENT INFORMATION
We revised our reportable business segments effective in the first quarter of 2009. The new operating segments are now Well Servicing and Production Services. Financial results as of and for the three and nine months ended September 30, 2008 have been restated to reflect the change in operating segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Our rig services and fluid management operations are aggregated within our Well Servicing segment. Our pressure pumping, fishing and rental and cased-hole electric wireline operations, as well as our technology development group in Canada, are now aggregated within our Production Services segment. These changes reflect our current operating focus. The accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2008. We evaluate the performance of our operating segments based on revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”), which is a non-GAAP measure and is not disclosed below. All inter-segment sales pricing is based on current market conditions. Additionally, we have aggregated all of our operating components that do not meet the aggregation criteria to form a “Functional Support” segment. Functional Support expenses include corporate overhead and expenses associated with managing all of our other reportable segments.
The following is a description of our reportable segments:
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
Fluid Management Services
The Well Servicing segment also provides fluid management services, including oilfield transportation and produced-water disposal services. Our oilfield transportation and produced-water disposal services include vacuum truck services, fluid transportation services and disposal services for operators whose oil or natural gas wells produce saltwater and other fluids. In addition, we are a supplier of frac tanks which are used for temporary storage of fluids in conjunction with the fluid hauling operations. Our fluid management services will collect, transport and dispose of saltwater. These fluids are removed from the well site and transported for disposal in an SWD facility.

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
Fishing and Rental Services
We provide fishing and rental services to major and independent oil and natural gas production companies in the Gulf Coast, Central and Permian Basin marketplaces, as well as in California. We also provided limited services offshore in the Gulf of Mexico. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a “fishing tool.” We offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services. Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk ® pipe-handling units and services), pressure-control equipment, power swivels and foam air units.
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

The following tables set forth our segment information as of and for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):
As of and for the three months ended September 30, 2009:

	Well	Production	Functional
	Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$194,071	$43,600	$—	$—	$237,671
Intersegment revenue	—	2,158	—	(2,158)	—
Operating expenses	186,155	52,819	26,475	—	265,449
Asset retirements and impairments	65,869	93,933	—	—	159,802
Operating loss	(57,953)	(103,152)	(26,475)	—	(187,580)
Interest expense	(607)	(117)	9,806	—	9,082
Loss before income taxes	(58,889)	(102,862)	(36,455)	—	(198,206)

Total assets	1,155,860	252,483	648,956	(388,472)	1,668,827
Capital expenditures, excluding acquisitions	24,125	7,705	3,732	—	35,562
As of and for the three months ended September 30, 2008:

	Well	Production	Functional
	Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$399,586	$136,034	$—	$—	$535,620
Intersegment revenue	—	1,574	—	(1,574)	—
Operating expenses	302,225	112,435	32,688	—	447,348
Operating income (loss)	97,361	23,599	(32,688)	—	88,272
Interest expense	(668)	(466)	11,609	—	10,475
Income (loss) before income taxes	98,537	24,291	(45,287)	—	77,541

Total assets	1,406,040	484,376	540,058	(377,229)	2,053,245
Capital expenditures, excluding acquisitions	36,205	21,247	1,390	—	58,842
As of and for the nine months ended September 30, 2009:

	Well	Production	Functional
	Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$648,277	$162,841	$—	$—	$811,118
Intersegment revenue	6	4,113	—	(4,119)	—
Operating expenses	583,824	184,490	80,263	—	848,577
Asset retirements and impairments	65,869	93,933	—	—	159,802
Operating loss	(1,416)	(115,582)	(80,263)	—	(197,261)
Interest expense	(1,494)	(719)	31,124	—	28,911
Loss before income taxes	(617)	(114,648)	(110,943)	—	(226,208)

Total assets	1,155,860	252,483	648,956	(388,472)	1,668,827
Capital expenditures, excluding acquisitions	56,709	36,532	9,730	—	102,971
As of and for the nine months ended September 30, 2008:

	Well	Production	Functional
	Servicing	Services	Support	Eliminations	Total

Revenues from external customers	$1,108,958	$385,064	$—	$—	$1,494,022
Intersegment revenue	—	2,479	—	(2,479)	—
Operating expenses	840,724	308,544	110,437	—	1,259,705
Operating income (loss)	268,234	76,520	(110,437)	—	234,317
Interest expense	(1,849)	(1,328)	33,771	—	30,594
Income (loss) before income taxes	268,851	81,102	(144,258)	—	205,695

Total assets	1,406,040	484,376	540,058	(377,229)	2,053,245
Capital expenditures, excluding acquisitions	89,011	37,367	3,835	—	130,213

The following tables present information related to our operations on a geographical basis as of and for the three and nine month periods ended September 30, 2009 and 2008 (in thousands):

	U.S.	Argentina	Mexico	Canada	Russia	Eliminations	Total

As of and for the three months ended September 30, 2009:

Revenue from external customers	$190,924	$16,464	$28,809	$166	$1,308	$—	$237,671
Long-lived assets	1,240,845	20,393	64,532	7,684	39,331	(88,881)	1,283,904
Capital expenditures, excluding acquisitions	25,347	83	10,115	17	—	—	35,562

As of and for the three months ended September 30, 2008:

Revenue from external customers	$487,568	$32,173	$14,294	$1,585	$—	$—	$535,620
Long-lived assets	1,471,282	27,569	27,996	5,084	—	(55,703)	1,476,228
Capital expenditures, excluding acquisitions	53,920	144	4,763	15	—		58,842

As of and for the nine months ended September 30, 2009:

Revenue from external customers	$672,941	$51,877	$84,379	$613	$1,308	$—	$811,118
Long-lived assets	1,240,845	20,393	64,532	7,684	39,331	(88,881)	1,283,904
Capital expenditures, excluding acquisitions	73,696	1,649	27,596	30	—	—	102,971

As of and for the nine months ended September 30, 2008:

Revenue from external customers	$1,368,400	$88,779	$29,755	$7,088	$—	$—	$1,494,022
Long-lived assets	1,471,282	27,569	27,996	5,084	—	(55,703)	1,476,228
Capital expenditures, excluding acquisitions	110,435	1,139	18,498	141	—	—	130,213

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
During the fourth quarter of 2007, we issued the Senior Notes, which are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly-owned. These guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company. As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information.
CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Assets:
Current assets	$57,961	$227,173	$99,631	$158	$384,923
Property and equipment, net	—	844,596	26,985	—	871,581
Goodwill	—	316,514	28,714	—	345,228
Deferred financing costs, net	9,018	—	—	—	9,018
Intercompany notes and accounts receivable and investments in subsidiaries	1,780,173	538,715	16,341	(2,335,229)	—
Other assets	4,065	38,194	15,818	—	58,077

TOTAL ASSETS	$1,851,217	$1,965,192	$187,489	$(2,335,071)	$1,668,827

Liabilities and equity:
Current liabilities	$17,087	$155,142	$29,909	$—	$202,138
Capital lease obligations, less current portion	—	8,680	37	—	8,717
Notes payable — related parties, less current portion	—	6,000	—	—	6,000
Long-term debt	512,812	—	—	—	512,812
Intercompany notes and accounts payable	430,448	1,491,204	66,645	(1,988,297)	—
Deferred tax liabilities	135,464	—	(2,963)	—	132,501
Other long-term liabilities	1,928	51,253	—	—	53,181
Stockholders’ and members’ equity	753,478	252,913	93,861	(346,774)	753,478

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,851,217	$1,965,192	$187,489	$(2,335,071)	$1,668,827

	December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Assets:
Current assets	$29,673	$440,758	$88,534	$157	$559,122
Property and equipment, net	—	1,025,007	26,676	—	1,051,683
Goodwill	—	316,669	4,323	—	320,992
Deferred financing costs, net	10,489	—	—	—	10,489
Intercompany notes and accounts receivable and investments in subsidiaries	1,917,522	419,554	1,775	(2,338,851)	—
Other assets	22,597	48,237	3,803	—	74,637

TOTAL ASSETS	$1,980,281	$2,250,225	$125,111	$(2,338,694)	$2,016,923

Liabilities and equity:
Current liabilities	$13,792	$231,528	$28,054	$(1)	$273,373
Capital lease obligations, less current portion	—	13,714	49	—	13,763
Notes payable — related parties, less current portion	—	6,000	—	—	6,000
Long-term debt	612,813	1,015	—	—	613,828
Intercompany notes and accounts payable	305,348	1,624,932	69,204	(1,999,484)	—
Deferred tax liabilities	187,596	—	985	—	188,581
Other long-term liabilities	—	60,386	260	—	60,646
Stockholders’ and members’ equity	860,732	312,650	26,559	(339,209)	860,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,980,281	$2,250,225	$125,111	$(2,338,694)	$2,016,923

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$204,445	$47,960	$(14,734)	$237,671

Costs and expenses:
Direct expenses	—	147,767	43,492	(11,358)	179,901
Depreciation and amortization expense	—	42,884	1,593	—	44,477
General and administrative expenses	(891)	37,696	4,266	—	41,071
Asset retirements and impairments	—	159,534	268	—	159,802
Interest expense, net of amounts capitalized	10,367	(1,381)	96	—	9,082
Other, net	205	1,893	2,169	(2,723)	1,544

Total costs and expenses, net	9,681	388,393	51,884	(14,081)	435,877

Loss before income taxes and noncontrolling interest	(9,681)	(183,948)	(3,924)	(653)	(198,206)
Income tax benefit	70,144	—	3,045	—	73,189

Net income (loss)	60,463	(183,948)	(879)	(653)	(125,017)

Noncontrolling interest	—	—	75	—	75

Income (loss) attributable to common stockholders	$60,463	$(183,948)	$(804)	$(653)	$(124,942)

	Three Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$493,699	$48,051	$(6,130)	$535,620

Costs and expenses:
Direct expenses	—	310,528	36,660	(4,993)	342,195
Depreciation and amortization expense	—	40,806	1,870	—	42,676
General and administrative expenses	197	56,613	5,474	193	62,477
Interest expense, net of amounts capitalized	11,323	(1,126)	278	—	10,475
Other, net	954	(1,891)	2,437	(1,244)	256

Total costs and expenses, net	12,474	404,930	46,719	(6,044)	458,079

(Loss) income before income taxes	(12,474)	88,769	1,332	(86)	77,541
Income tax expense	(27,330)	(1,214)	(535)	—	(29,079)

(Loss) income attributable to common stockholders	$(39,804)	$87,555	$797	$(86)	$48,462

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$706,825	$141,520	$(37,227)	$811,118

Costs and expenses:
Direct expenses	—	495,575	112,442	(27,036)	580,981
Depreciation and amortization expense	—	127,830	4,594	—	132,424
General and administrative expenses	58	121,950	13,135	29	135,172
Asset retirements and impairments	—	159,534	268	—	159,802
Interest expense, net of amounts capitalized	31,827	(3,066)	150	—	28,911
Other, net	591	(33)	7,538	(8,060)	36

Total costs and expenses, net	32,476	901,790	138,127	(35,067)	1,037,326

(Loss) income before income taxes and noncontrolling interest	(32,476)	(194,965)	3,393	(2,160)	(226,208)
Income tax benefit (expense)	83,815	—	(193)	—	83,622

Net income (loss)	51,339	(194,965)	3,200	(2,160)	(142,586)

Noncontrolling interest	—	—	75	—	75

Income (loss) attributable to common stockholders	$51,339	$(194,965)	$3,275	$(2,160)	$(142,511)

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$1,381,862	$125,622	$(13,462)	$1,494,022

Costs and expenses:
Direct expenses	—	865,911	90,535	(10,122)	946,324
Depreciation and amortization expense	—	119,261	5,662	—	124,923
General and administrative expenses	1,418	171,946	15,115	(21)	188,458
Interest expense, net of amounts capitalized	33,140	(3,114)	320	248	30,594
Other, net	(74)	(2,983)	3,947	(2,862)	(1,972)

Total costs and expenses, net	34,484	1,151,021	115,579	(12,757)	1,288,327

(Loss) income before income taxes and noncontrolling interest	(34,484)	230,841	10,043	(705)	205,695
Income tax expense	(72,209)	(3,265)	(3,508)	—	(78,982)

Net (loss) income	(106,693)	227,576	6,535	(705)	126,713

Noncontrolling interest	—	—	245	—	245

(Loss) income attributable to common stockholders	$(106,693)	$227,576	$6,780	$(705)	$126,958

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash provided by operating activities	$—	$189,119	$8,462	$—	$197,581

Cash flows from investing activities:
Capital expenditures	—	(100,255)	(2,716)	—	(102,971)
Intercompany notes and accounts	82,389	(1,168)	(6,067)	(75,154)	—
Other investing activities, net	199	5,184	12,007	—	17,390

Net cash provided by (used in) investing activities	82,588	(96,239)	3,224	(75,154)	(85,581)

Cash flows from financing activities:
Payments on revolving credit facility	(100,000)	—	—	—	(100,000)
Intercompany notes and accounts	16,468	(92,677)	1,055	75,154	—
Other financing activities, net	944	(10,044)	—	—	(9,100)

Net cash (used in) provided by financing activities	(82,588)	(102,721)	1,055	75,154	(109,100)

Effect of changes in exchange rates on cash	—	—	(2,508)	—	(2,508)

Net (decrease) increase in cash	—	(9,841)	10,233	—	392

Cash and cash equivalents, beginning of period	—	75,847	16,844	—	92,691

Cash and cash equivalents, end of period	$—	$66,006	$27,077	$—	$93,083

	Nine Months Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash (used in) provided by operating activities	$(1,695)	$232,933	$9,600	$—	$240,838

Cash flows from investing activities:
Capital expenditures	—	(125,435)	(4,778)	—	(130,213)
Acquisitions, net of cash acquired	—	(63,200)	—	—	(63,200)
Acquisitions of Leader fixed assets		(34,448)			(34,448)
Intercompany notes and accounts	(161,688)	(164,875)	(1,305)	327,868	—
Other investing activities, net	—	4,796	—	—	4,796

Net cash (used in) provided by investing activities	(161,688)	(383,162)	(6,083)	327,868	(223,065)

Cash flows from financing activities:
Borrowings on revolving credit facility	155,000	—	—	—	155,000
Payments on revolving credit facility	(35,000)	—	—	—	(35,000)
Repurchases of common stock	(124,815)	—	—	—	(124,815)
Intercompany notes and accounts	160,129	162,993	4,746	(327,868)	—
Other financing activities, net	8,069	(8,645)	—	—	(576)

Net cash provided by (used in) financing activities	163,383	154,348	4,746	(327,868)	(5,391)

Effect of changes in exchange rates on cash	—	—	326	—	326

Net (decrease) increase in cash	—	4,119	8,589	—	12,708

Cash and cash equivalents, beginning of period	—	46,358	12,145	—	58,503

Cash and cash equivalents, end of period	$—	$50,477	$20,734	$—	$71,211

NOTE 17. SUBSEQUENT EVENT
Amendment of Senior Secured Credit Facility
On October 27, 2009, we entered into an amendment to our Senior Secured Credit Facility to modify certain restrictive and financial covenants associated with the facility. See “Note 8. Long-term Debt” above for further discussion of the terms of the amendment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of services to major oil companies, foreign national oil companies and independent oil and natural gas production companies, including rig-based services, fluid management services, pressure pumping services, fishing and rental services, and cased-hole electric wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina, Mexico and Russia. We also own a technology development company based in Canada and have an equity interest in a Canadian-based oilfield service company.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008, respectively, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.
During the three and nine months ended September 30, 2009, we operated in two business segments, Well Servicing and Production Services. We also have a Functional Support segment associated with managing all of our reportable operating segments. For a full description of our segments, see “Note 15. Segment Information” in “Item 1. Financial Statements” above.
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

			Average Baker
		NYMEX Henry	Hughes U.S.
	WTI Cushing Oil	Hub Natural Gas	Land Drilling Rigs
	(1)	(1)	(2)

2009:
First Quarter	$43.18	$4.56	1,287
Second Quarter	$59.69	$3.71	885
Third Quarter	$71.83	$4.85	936

2008:
First Quarter	$97.94	$8.74	1,712
Second Quarter	$123.95	$11.47	1,797
Third Quarter	$118.05	$8.99	1,910
Fourth Quarter	$59.06	$6.42	1,836

(1)	Represents the average price for the periods presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com

Internally, we measure activity levels in our Well Servicing segment primarily through our rig and trucking hours. As capital spending by our customer base increases, demand for our services generally rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by our customer base, we generally provide fewer services, which results in lower hours worked. The number of rig and trucking hours, as well as pricing, may also be affected by increases in industry capacity. We publicly release our monthly rig and trucking hours. The following table presents our quarterly rig and trucking hours from the first quarter of 2008 through the third quarter of 2009:

	Rig Hours	Trucking Hours

2009:
First Quarter	489,819	499,247
Second Quarter	415,520	416,269
Third Quarter	416,810	398,027

2008:
First Quarter	659,462	585,040
Second Quarter	701,286	603,632
Third Quarter	721,285	620,885
Fourth Quarter	634,772	607,004

Total 2008	2,716,805	2,416,561
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended September 30, 2009
Overall, market conditions during the third quarter of 2009 were relatively unchanged from the conditions that existed at the end of the second quarter of 2009, specifically the month of June. However, in the last month of the third quarter of 2009, we began to see modest activity and pricing improvements in market conditions for all of our lines of business. Our Well Servicing segment experienced an increase in absolute rig hours compared to the previous quarter but a slight decline in rig hours per working day, down approximately 1.3% from the second quarter of 2009, and trucking hours per working day were approximately 5.9% lower than the second quarter of 2009. Our Production Services segment, which is more dependent on natural gas related activity, continued to see depressed activity levels and pricing during the third quarter of 2009.
The average price for West Texas Intermediate crude oil at Cushing, Oklahoma continued to be relatively stable during the third quarter of 2009 compared to the second quarter of 2009. Although average oil prices have remained above $70 per barrel since the end of the second quarter of 2009, we believe that our major customers are continuing to be guarded about their outlook on activity and near-term commodity pricing. The average price per MMBtu for natural gas at the Henry Hub during the third quarter of 2009 was relatively unchanged from the prices at the end of the second quarter of 2009. Natural gas prices have not yet followed the direction of oil prices toward recovery compared to 2008 prices.
Based on our assessment of the current and near-term market conditions for the rig-based oilfield services market, we chose to retire a portion of our U.S. rig fleet and associated equipment during the quarter, which resulted in a pre-tax charge of $65.9 million. Included in this retirement were approximately 250 of our older, less efficient rigs, leaving a remaining U.S. well service rig fleet of 743 rigs, consisting of 610 actively marketed rigs and 133 idled rigs. During the quarter, we also determined that continuing market overcapacity, continued and prolonged depression of natural gas prices, lower activity levels from our major customer base related to stimulation work and consecutive quarterly operating losses in our Production Services segment, indicated that the carrying amounts of the asset groups under this segment were potentially not recoverable. We performed an assessment of the fair value of the asset groups in this segment, and the results of this assessment indicated that our pressure pumping equipment was impaired. As a result, we recorded a pre-tax impairment charge of approximately $93.4 during the third quarter of 2009. We also recorded a pre-tax impairment charge of approximately $0.5 million related to goodwill in our Production Services segment during the third quarter of 2009.
Internationally, we were operating 21 of our 24 rigs in Mexico by the end of the third quarter, and these assets continued to generate positive earnings. We expect to place the other three rigs in service by the end of the fourth quarter of 2009. In Argentina, activity levels and pricing remained stable, with a slight increase in revenues; however, labor issues continue to negatively impact earnings. During the second quarter, we began the process of reducing the size of our workforce in Argentina and have reduced headcount by approximately 18%, cumulatively. These headcount reductions have caused disruptions in business activity, including labor strikes, and future disruptions remain possible as we continue our efforts to rationalize the size of our labor force in Argentina relative to the available work opportunities. During the third quarter, we acquired an additional 24% interest in OOO Geostream Services Group (“Geostream”) and gained 50% ownership and a controlling interest. Concurrently with our second investment, we agreed to sell to Geostream a customized suite of equipment, including two workover rigs, two drilling rigs, cementing equipment and fishing tools. We are scheduled to begin delivering this equipment during the fourth quarter of 2009.

Market Outlook for the Remainder of 2009 and 2010
Although current oil price economics might be expected to lead to higher activity levels, we are seeing only modest increases in activity from our major customers for well servicing work. A majority of our customers will begin their planning cycle for 2010 during the fourth quarter of 2009 and we should have a better understanding of their activity plans and the timing of potential spending increases as we finalize our 2010 business plan. We believe that the remainder of 2009 will continue to present challenges and results will likely remain flat compared to the third quarter of 2009. We will continue to focus on the rationalization of our infrastructure, including facility consolidations and continued cost reduction efforts.
In contrast to the recent recovery of oil prices, natural gas prices remain depressed. Our Production Services segment is levered to gas-directed activity, and we expect it to continue to face challenges in the market until the price of natural gas recovers sufficiently for our customers to increase their spending plans. In particular, significant overcapacity exists in the pressure pumping market, and we do not expect activity to increase sufficiently to meaningfully improve asset utilization through at least 2010. We will continue to assess the service footprint of our Production Services segment, which could include facility consolidation and the redeployment of assets to markets where we believe that customer activity provides better opportunities for utilization.
Internationally, we expect our opportunities for 2010 will continue to expand. During the third quarter of 2009, we provided an additional three rig packages to expand our fleet in Mexico. In Russia, we expect that the additional equipment we will begin delivering in the fourth quarter of 2009 should provide opportunities for us to expand our market presence in this region during 2010. We are also currently exploring several international expansion opportunities in other markets.
RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)
REVENUES	$237,671	$535,620	$811,118	$1,494,022

COSTS AND EXPENSES:
Direct operating expenses	179,901	342,195	580,981	946,324
Depreciation and amortization expense	44,477	42,676	132,424	124,923
General and administrative expenses	41,071	62,477	135,172	188,458
Asset retirements and impairments	159,802	—	159,802	—
Interest expense, net of amounts capitalized	9,082	10,475	28,911	30,594
Loss (gain) on disposal of assets, net	1,945	(1,683)	1,284	(2,309)
Interest income	(42)	(213)	(459)	(903)
Other (income) expense, net	(359)	2,152	(789)	1,240

Total costs and expenses, net	435,877	458,079	1,037,326	1,288,327

(Loss) income before taxes and noncontrolling interest	(198,206)	77,541	(226,208)	205,695
Income tax benefit (expense)	73,189	(29,079)	83,622	(78,982)

Net (Loss) Income	(125,017)	48,462	(142,586)	126,713

Noncontrolling interest	75	—	75	245

(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(124,942)	$48,462	$(142,511)	$126,958

(Loss) earnings per share attributable to common stockholders:
Basic	$(1.03)	$0.39	$(1.18)	$1.01
Diluted	$(1.03)	$0.39	$(1.18)	$1.00

A detailed review of our operations, including a review of our segments, for the three and nine months ended September 30, 2009 compared to the same periods in 2008, is provided below.
Consolidated Results of Operations — Three Months Ended September 30, 2009 and 2008
Revenues
Our consolidated revenues for the three months ended September 30, 2009 decreased $297.9 million, or 55.6% to $237.7 million from $535.6 million for the three months ended September 30, 2008. See “Segment Operating Results — Three Months Ended September 30, 2009 and 2008” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our consolidated direct operating expenses decreased $162.3 million, or 47.4%, to $179.9 million for the three months ended September 30, 2009, compared to $342.2 million for the three months ended September 30, 2008. These costs were 75.7% of revenue during the third quarter of 2009, compared to 63.9% during the same period in 2008. See “Segment Operating Results — Three Months Ended September 30, 2009 and 2008” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense increased approximately $1.8 million, or 4.2%, to $44.5 million during the three months ended September 30, 2009, compared to $42.7 million for the same period in 2008. The increase in our depreciation and amortization expense is primarily attributable to our larger average fixed asset base during the current period. However, after giving effect to the rig retirement and asset impairment charges recorded in the third quarter of 2009, we expect depreciation and amortization expense will decrease in the future based on the current carrying value of our fixed assets.
General and Administrative Expenses
General and administrative expenses decreased approximately $21.4 million, or 34.3%, to $41.1 million for the three months ended September 30, 2009, compared to $62.5 million for the three months ended September 30, 2008. General and administrative expense was 17.3% of revenue for the third quarter of 2009, compared to 11.7% of revenue for the same period in 2008. Our general and administrative expenses declined primarily as a result of lower employee compensation attributable to headcount, wage rate and benefits reductions that we put in place beginning in late 2008 and that continued into 2009 in response to the downturn in activity levels. Equity-based compensation was also lower in the third quarter of 2009 as a result of our having accelerated the vesting period on the majority of our stock option awards and stock appreciation rights (“SARs”) that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the three months ended September 30, 2009.
Asset Retirements and Impairments
During the three months ended September 30, 2009, we recognized $159.8 million in pre-tax charges associated with asset retirements and impairments. Included in this pre-tax charge is $65.9 million related to the retirement of certain of our rigs and associated equipment. Additionally, during the third quarter of 2009, we identified events and changes in circumstance indicating that the carrying amounts of certain of our asset groups may not be recoverable. Accordingly, we performed a recoverability assessment by comparing the estimated future cash flows for these asset groups to the asset groups’ estimated carrying value. The completion of this test indicated that the carrying value of our pressure pumping equipment was not recoverable and resulted in the recording of a $93.4 million pre-tax impairment charge. We also determined that the goodwill of the fishing and rental services line of business within our Production Services segment was impaired, and as such we recorded a pre-tax impairment charge of approximately $0.5 million during the three months ended September 30, 2009.
Interest Expense, net of amounts capitalized
Interest expense decreased approximately $1.4 million for the three months ended September 30, 2009, compared to the same period in 2008. The decrease in interest expense was primarily due to the repayment of $100.0 million of our revolving credit facility in the second quarter of 2009, and lower interest rates on our variable rate debt.

Loss (Gain) on Disposal of Assets, net
During the three months ended September 30, 2009, we recognized a net loss on asset disposals of approximately $1.9 million, compared to a net gain of approximately $1.7 million during the same period in 2008. From time to time we sell assets in the normal course of business consistent with our operational needs. Also included in this line item are disposals of insured assets that are damaged or destroyed and for which we file claims with our insurance carriers. We recognize gains or losses, as appropriate, based on the difference between the proceeds received from the disposal and the carrying value of the asset.
Interest Income
Interest income was less than $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively. Interest income declined slightly due to lower interest rates, offset by higher average cash and cash equivalents balances during the third quarter of 2009 compared to the same period in 2008.
Other (Income) Expense, net
Other income, net was approximately $0.4 million during the three months ended September 30, 2009, compared to other expense, net of $2.2 million during the three months ended September 30, 2008. Other income and expense, net is primarily attributable to our pro-rata share of the income or loss from our equity-method investments and foreign currency transaction gains and losses from our international operations.
Income Tax Benefit (Expense)
Our income tax benefit was $73.2 million on a pre-tax loss of $198.2 million for the three months ended September 30, 2009, compared to income tax expense of $29.1 million on pre-tax income of $77.5 million for the same period in 2008. Our effective tax rate was 36.9% for the three months ended September 30, 2009 compared to 37.5% for the three months ended September 30, 2008. The difference in our effective tax rates for the three months ended September 30, 2009 and 2008 is due to a more favorable mix of profits subject to varying rates, and the effect of the charges that we took during the third quarter of 2009 related to asset retirements and impairments.
Consolidated Results of Operations — Nine Months Ended September 30, 2009 and 2008
Revenues
Our consolidated revenues for the nine months ended September 30, 2009 decreased $682.9 million, or 45.7%, to $811.1 million from $1.5 billion for the nine months ended September 30, 2008. See “Segment Results of Operations – Nine Months Ended September 30, 2009 and 2008” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our consolidated direct operating expenses decreased $365.3 million, or 38.6%, to $581.0 million for the nine months ended September 30, 2009, compared to $946.3 million for the nine months ended September 30, 2008. These costs were 71.6% of revenue during the third quarter of 2009, compared to 63.3% during the same period in 2008. See “Segment Results of Operations – Nine Months Ended September 30, 2009 and 2008” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and Amortization Expense
Depreciation and amortization expense increased approximately $7.5 million, or 6.0%, to $132.4 million during the nine months ended September 30, 2009, compared to $124.9 million for the same period in 2008. The increase in our depreciation and amortization expense is primarily attributable to accelerated depreciation for assets that we removed from service during the first half of 2009 in response to the downturn in market conditions, as well as a larger fixed asset base in 2009 due to our capital spending. However, after giving effect to the rig retirement and asset impairment charges recorded in the third quarter of 2009, we expect depreciation and amortization expense will decrease in the future based on the current carrying value of our fixed assets.

General and Administrative Expenses
General and administrative expenses decreased approximately $53.3 million, or 28.3%, to $135.2 million for the nine months ended September 30, 2009, compared to $188.5 million for the nine months ended September 30, 2008. General and administrative expense was 16.7% of revenue during the nine months ended September 30, 2009, compared to 12.6% of revenue for the same period in 2008. Our general and administrative expenses declined as a result of cost cutting measures that we put in place beginning in late 2008 and that continued into 2009 related to reductions in headcount, employee wage rate and benefits reductions, and controlled spending in overhead costs. Equity-based compensation was also lower during the nine months ended September 30, 2009 as a result of our having accelerated the vesting period on the majority of our stock option and SAR awards that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the nine months ended September 30, 2009.
Asset Retirements and Impairments
During the third quarter of 2009, we recognized $159.8 million in pre-tax charges associated with asset retirements and impairments. Included in this pre-tax charge is $65.9 million related to the retirement of certain of our rigs and associated equipment. Additionally, during the third quarter of 2009, we identified events and changes in circumstance indicating that the carrying amounts of certain of our asset groups may not be recoverable. Accordingly, we performed a recoverability assessment by comparing the estimated future cash flows for these asset groups to the asset groups’ estimated carrying value. The completion of this test indicated that the carrying value of our pressure pumping equipment was not recoverable and resulted in the recording of a $93.4 million pre-tax impairment charge. We also determined that the goodwill of the fishing and rental services line of business within our Production Services segment was impaired, and as such we recorded a pre-tax impairment charge of approximately $0.5 million during the third quarter of 2009.
Interest Expense, net of amounts capitalized
Interest expense decreased approximately $1.7 million for the nine months ended September 30, 2009, compared to the same period in 2008. The decline in interest expense is primarily attributable to lower interest rates on our variable-rate debt instruments, and the repayment of $100.0 million of our revolving credit facility during the second quarter of 2009.
Loss (Gain) on Disposal of Assets, net
During the nine months ended September 30, 2009, we recognized a net loss on asset disposals of approximately $1.3 million, compared to a net gain of approximately $2.3 million during the same period in 2008. From time to time we sell assets in the normal course of business consistent with our operational needs. Also included in this line item are disposals of insured assets that are damaged or destroyed and for which we file claims with our insurance carriers. We recognize gains or losses, as appropriate, based on the difference between the proceeds received from the disposal and the carrying value of the asset.
Interest Income
Interest income decreased approximately $0.4 million to $0.5 million for the nine months ended September 30, 2009, compared to $0.9 million for the same period in 2008. The decrease in interest income is primarily attributable to declines in interest rates, partially offset by our higher average cash and cash equivalents balances during the period.
Other (Income) Expense, net
Other income, net was approximately $0.8 million during the nine months ended September 30, 2009 compared to other expense, net of approximately $1.2 million during the same period of 2008. Other income and expense, net is primarily attributable to our pro-rata share of the income or loss from our equity-method investments and foreign currency transaction gains and losses from our international operations.
Income Tax Benefit (Expense)
Our income tax benefit was $83.6 million on a pre-tax loss of $226.2 million for the nine months ended September 30, 2009, compared to income tax expense of $79.0 million on pre-tax income of $205.7 million for the same period in 2008. Our effective tax rate was 37.0% for the nine months ended September 30, 2009 compared to 38.4% for the nine months ended September 30, 2008. Our effective tax rate declined for the nine months ended September 30, 2009 due to a favorable mix of profit subject to tax at varying rates, coupled with an activity-related reduction in permanent tax differences.

Segment Operating Results — Three Months Ended September 30, 2009 and 2008
The following table shows operating results for each of our segments, net of intersegment eliminations, for the three month periods ended September 30, 2009 and 2008, respectively (in thousands, except for percentages):
For the three months ended September 30, 2009:

	Well	Production	Functional
	Servicing	Services	Support

Revenues	$194,071	$43,600	$—
Operating expenses	186,155	52,819	26,475
Asset retirements and impairments	65,869	93,933	—
Operating loss	(57,953)	(103,152)	(26,475)
Operating loss, as a percentage of revenue	-29.9%	-236.6%	n/a
For the three months ended September 30, 2008:

	Well	Production	Functional
	Servicing	Services	Support

Revenues	$399,586	$136,034	$—
Operating expenses	302,225	112,435	32,688
Operating income (loss)	97,361	23,599	(32,688)
Operating income, as a percentage of revenue	24.4%	17.3%	n/a
Well Servicing
Revenues for our Well Servicing segment decreased $205.5 million, or 51.4%, to $194.1 million for the three months ended September 30, 2009, compared to $399.6 million for the three months ended September 30, 2008. The decline in revenues is attributable to lower activity levels and negative pricing pressure as a result of the general downturn in the markets for our services. Our traditional customer base of major and large independent producers continued to limit spending, which led to lower activity and pricing for our U.S. rig services business. Partially offsetting these declines were revenues attributable to the expansion of our operations in Mexico.
Excluding charges for asset retirements, operating expenses for our Well Servicing segment were $186.2 million during the three months ended September 30, 2009, which represented a decrease of $116.1 million, or 38.4%, compared to $302.2 million for the same period in 2008. Operating expenses were 95.9% of revenue for the three months ended September 30, 2009 and 75.6% of revenue for the same period in 2008. The decline in operating expenses during the third quarter of 2009 was attributable to lower employee compensation, lower repairs and maintenance expenses, and lower fuel costs. These costs declined due to lower activity levels compared to the same period in 2008, lower fuel prices and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services. However, operating expenses as a percentage of revenue increased this period as changes made to our cost structure in response to the decline in activity were not fully realized by the end of the third quarter of 2009.
Production Services
Revenues for our Production Services segment decreased $92.4 million, or 67.9%, to $43.6 million for the three months ended September 30, 2009, compared to $136.0 million for the same period in 2008. The decline in revenue for this segment is primarily attributable to lower asset utilization resulting from the decline in gas-directed land drilling activity in the continental United States, and the resulting pressure on pricing as other service providers attempt to maintain market share.
Excluding charges for asset impairments, operating expenses for our Production Services segment decreased $59.6 million, or 53.0%, to $52.8 million for the three months ended September 30, 2009, compared to $112.4 million for the same period of 2008. Operating expenses were 121.1% of revenue and 82.7% of revenue for the three months ended September 30, 2009 and 2008, respectively. Operating expenses declined due to reductions in activity, lower fuel prices, decreased expenses for frac sand and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services. However, operating expenses as a percentage of revenue increased this period as changes made to our cost structure in response to the decline in activity were not fully realized by the end of the third quarter of 2009 and significant pricing pressure on the work we performed in our pressure pumping services impacted margins.

Functional Support
Operating expenses for Functional Support, which represent corporate overhead costs and expenses associated with managing our reportable operating segments, declined approximately $6.2 million to $26.5 million, or 11.1% of revenues, for the three months ended September 30, 2009, compared to $32.7 million, or 6.1% of revenues, for the same period in 2008. These expenses declined as a result of cost cutting measures that we put in place beginning in late 2008 and that continued into 2009 related to reductions in headcount, employee wage rates and benefits reductions, and controlled spending in overhead costs. Equity-based compensation was also lower during the three months ended September 30, 2009 as a result of our having accelerated the vesting period on the majority of our awards that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the three months ended September 30, 2009.
Segment Operating Results — Nine Months Ended September 30, 2009 and 2008
The following table shows operating results for each of our segments, net of intersegment eliminations, for the nine month periods ended September 30, 2009 and 2008, respectively (in thousands, except for percentages):
For the nine months ended September 30, 2009:

	Well	Production	Functional
	Servicing	Services	Support

Revenues	$648,277	$162,841	$—
Operating expenses	583,824	184,490	80,263
Asset retirements and impairments	65,869	93,933	—
Operating loss	(1,416)	(115,582)	(80,263)
Operating loss, as a percentage of revenue	-0.2%	-71.0%	n/a
For the nine months ended September 30, 2008:

	Well	Production	Functional
	Servicing	Services	Support

Revenues	$1,108,958	$385,064	$—
Operating expenses	840,724	308,544	110,437
Operating income (loss)	268,234	76,520	(110,437)
Operating income, as a percentage of revenue	24.2%	19.9%	n/a
Well Servicing
Revenues for our Well Servicing segment decreased $460.7 million, or 41.5%, to $648.3 million for the nine months ended September 30, 2009, compared to $1.1 billion for the nine months ended September 30, 2008. The decline in revenues is attributable to lower activity levels and negative pricing pressure as a result of the general downturn in the markets for our services. During the nine months ended September 30, 2009, the primary focus of activity for our U.S. rig services business shifted more towards lower margin repair and maintenance work, and much of this work was being performed for small and mid-sized independent operators. Our traditional customer base of major and large independent producers decreased their activity levels during the period, which led to lower activity and pricing for our U.S. rig services business. Partially offsetting these declines were revenues attributable to the expansion of our operations in Mexico.
Excluding charges for asset retirements, operating expenses for our Well Servicing segment were $583.8 million during the nine months ended September 30, 2009, which represented a decrease of $256.9 million, or 30.6%, compared to the same period in 2008. Operating expenses were 90.1% of revenue for the nine months ended September 30, 2009 and 75.8% of revenue for the same period in 2008. The decline in operating expenses during the nine months ended September 30, 2009 was attributable to lower employee compensation, lower repairs and maintenance expenses, and lower fuel costs. These costs declined due to our lower activity levels associated with the lower demand for our services during the first nine months of 2009 compared to the same period in 2008, lower fuel prices, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services.

Production Services
Revenues for our Production Services segment decreased $222.2 million, or 57.7%, to $162.8 million for the nine months ended September 30, 2009, compared to $385.1 million for the same period in 2008. The overall decline in revenue for this segment is primarily attributable to lower asset utilization resulting from the decline in gas-directed land drilling activity in the continental United States, and the resulting pressure on pricing as other service providers attempt to maintain market share.
Excluding charges for asset impairments, operating expenses for our Production Services segment decreased $124.1 million, or 40.2%, to $184.5 million for the nine months ended September 30, 2009, compared to $308.5 million for the same period in 2008. Operating expenses were 113.3% of revenue for the nine months ended September 30, 2009, compared to 80.1% for the same period in 2008. Operating expenses declined due to reductions in activity, lower fuel prices, decreased expenses for frac sand, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services.
Functional Support
Operating expenses for Functional Support declined approximately $30.2 million to $80.3 million, or 9.9% of revenues, for the nine months ended September 30, 2009, compared to $110.4 million, or 7.4% of revenues, for the same period in 2008. Operating expenses declined as a result of cost cutting measures that we put in place beginning in late 2008 and that continued into 2009 related to reductions in headcount, employee wage rates and benefits reductions, and controlled spending in overhead costs. Equity-based compensation was also lower during the nine months ended September 30, 2009 as a result of our having accelerated the vesting period on the majority of our stock option and SAR awards that were “out of the money” during the fourth quarter of 2008. As a result, no expense was recognized on these awards during the nine months ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
We require capital to fund ongoing operations, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our Senior Secured Credit Facility (defined below). We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions. In connection with our business strategy, we regularly evaluate acquisition opportunities, including equipment and businesses.
We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents are sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures and debt service for the next twelve months. As we have historically done, we may, from time to time, access available funds under our Senior Secured Credit Facility to meet our cash requirements for day-to-day operations and in times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flows from operations, borrowings under our Senior Secured Credit Facility and, in the case of acquisitions, equity.
As of September 30, 2009, we had working capital of $206.7 million, excluding the current portion of long-term debt, notes payable to related parties, and capital lease obligations totaling $23.9 million. Working capital at December 31, 2008 was $311.5 million, excluding the current portion of long-term debt, notes payable to related parties, and capital lease obligations totaling $25.7 million. Our working capital at September 30, 2009 decreased from December 31, 2008 as a result of decreased cash and cash equivalents, due primarily to the repayment of $100.0 million on our revolving credit facility, and decreased accounts receivable due to lower revenues during the period. Partially offsetting these declines were higher income tax receivables due to our current taxable losses and projections of the level of full-year taxable income, lower accounts payable and lower accrued expenses due to the decline in our activity levels.

As of September 30, 2009, we had $93.1 million of cash and cash equivalents. Of this amount, up to $4.1 million of our accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), including under the FDIC’s Temporary Liquidity Guarantee Program. As of September 30, 2009, approximately $28.1 million of our cash and cash equivalents was held in the bank accounts of our foreign subsidiaries. Of this amount, approximately $12.5 million was held by Geostream, which is subject to a noncontrolling interest and could not be repatriated. Approximately $4.1 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. dollars. Absent the amounts held by Geostream, we believe that the cash held by our foreign subsidiaries could be repatriated for general corporate use without material withholdings. As of September 30, 2009, $87.8 million of borrowings and $43.2 million of letters of credit were outstanding under our revolving credit facility. As of September 30, 2009, we had $239.8 million of availability under our revolving credit facility. On October 27, 2009, we amended our Senior Secured Credit Facility, which, among other things, reduced the availability. See further discussion under “Debt Service — Senior Secured Credit Facility”.
Cash Flows
During the nine months ended September 30, 2009, we generated cash flows from operating activities of approximately $197.6 million, compared to $240.8 million for the nine months ended September 30, 2008. These operating cash inflows primarily relate to the collection of accounts receivable, partially offset by our overall net loss for the period, as well as by cash used to pay accounts payable and other liabilities.
Cash used in investing activities was approximately $85.6 million and $223.1 million for nine months ended September 30, 2009 and 2008, respectively. Investing cash flows during the nine months ended September 30, 2009 consisted primarily of capital expenditures and our second investment in Geostream, which were financed through cash on hand and cash generated by our operations. Investing cash flows declined from the nine months ended September 30, 2008 due to lower capital expenditures and lower net cash paid for acquisitions during the current period.
Cash used in financing activities was approximately $109.1 million during the nine months ended September 30, 2009 and $5.4 million for the nine months ended September 30, 2008. Financing cash flows during the nine months ended September 30, 2009 consisted primarily of the repayment of $100.0 million on the outstanding principal balance of our revolving credit facility, which was paid through the use of existing cash on hand and cash generated by our operations. Financing cash outflows increased during the nine months ended September 30, 2009 due to reduced borrowings on our revolving credit facility, partially offset by lower cash paid to repurchase our common stock compared to the prior year.
The following table summarizes our cash flows for the nine month periods ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
	(in thousands)

Net cash provided by operating activities	$197,581	$240,838
Cash paid for capital expenditures	(102,971)	(130,213)
Acquisitions, net of cash acquired	12,007	(97,648)
Other investing activities, net	5,383	4,796
Repayments of capital lease obligations	(8,505)	(8,645)
Borrowings on revolving credit facility	—	155,000
Payments on revolving credit facility	(100,000)	(35,000)
Repurchases of common stock	(248)	(124,815)
Other financing activities, net	(347)	8,069
Effect of changes in exchange rates on cash	(2,508)	326

Net increase in cash and cash equivalents	$392	$12,708

Debt Service
At September 30, 2009, our annual debt maturities for our Senior Notes (defined below), borrowings under our Senior Secured Credit Facility, notes payable to related parties and other indebtedness were as follows:

Principal Payments
(in thousands)

2009	$16,022
2010	2,000
2011	2,000
2012	89,812
2013	—
2014	425,000

Total principal payments	534,834
In October 2009, we made principal payments totaling $14.5 million, plus accrued interest, related to the Related Party Notes (defined below). These payments represent a lump sum repayment of one Related Party Note totaling $12.5 million and a $2.0 million annual installment payment on the second Related Party Note. We funded our obligations under the Related Party Notes through cash on hand. Additionally, interest on our Senior Notes is due on June 1 and December 1 of each year. Interest on the Senior Notes due December 1, 2009 will be approximately $17.8 million. We expect to fund interest payments from cash on hand and cash generated by operations.
8.375% Senior Notes
On November 29, 2007, we issued $425.0 million of 8.375% senior notes (the “Senior Notes”) under an Indenture (the “Indenture”). The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were approximately $416.1 million. The Senior Notes were registered as public debt effective August 22, 2008.
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
Senior Secured Credit Facility
The Company maintains a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the administrative agents (“Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, originally of up to an aggregate principal amount of $400.0 million (which has since been reduced as described below), all of which will mature no later than November 29, 2012. There were borrowings of $87.8 million and letters of credit of $43.2 million outstanding under the Senior Secured Credit Facility at September 30, 2009. The weighted average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 2.0% at September 30, 2009. Under the terms of the Senior Secured Credit Facility, committed letters of credit count against our borrowing capacity. All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment.
As of September 30, 2009, we had approximately $239.8 million available under its Senior Secured Credit Facility. This availability did not include approximately $29.4 million of unfunded commitments of Lehman Commercial Paper, Inc. (“LCPI”), a former member of the syndicate of lenders under the Senior Secured Credit Facility. On September 15, 2008, Lehman Brothers Holdings Inc. (“Lehman”), the parent company of LCPI, filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2009, LCPI had a commitment of approximately 11% of the Company’s total facility.
On October 27, 2009, we entered into an amendment (the “Amendment”) to the Senior Secured Credit Facility. The Amendment reduced the total credit commitments under the facility from $400.0 million to $300.0 million, which was effected by a pro rata reduction to the commitment of each lender under the facility. The pre-Amendment $400.0 million total does not take into account the approximately $29.4 million of unfunded commitments of LCPI. Immediately after the execution of the Amendment, LCPI assigned to UBS Loan Finance LLC its commitment and outstanding loan amount under the Senior Secured Credit Facility. Therefore, the full $300.0 million under the amended facility will be available. Under the Senior Secured Credit Facility as amended, we retain the ability to request increases in the total commitments under the facility by up to $100.0 million in the aggregate, any such increases being subject to certain requirements as well as lenders’ approval.

After giving effect to the Amendment, the interest rate per annum applicable to the Senior Secured Credit Facility is, at the Company’s option (i) LIBOR plus the applicable margin or, (ii) the base rate (defined as the higher of (x) Bank of America’s prime rate and (y) the Federal Funds rate plus 0.5%), plus the applicable margin. In addition to the amended provisions summarized below, the Amendment increased the applicable margin for LIBOR loans from a range of 150 to 200 basis points to a range of 350 to 450 basis points, and increased the applicable margin for base rate loans from a range of 50 to 100 basis points to a range of 250 to 350 basis points, depending upon the Company’s consolidated leverage ratio. Unused commitment fees were also increased from a range of 0.30% to 0.50% to a range of 0.50% to 0.75%, depending upon the Company’s consolidated leverage ratio. We expect to pay fees totaling approximately $2.5 million in connection with the closing of the Amendment, which consists of legal, administrative, closing and other fees.
The Amendment also modifies the Senior Secured Credit Facility by, among other things:
•	removing the requirement that the Company maintain a consolidated leverage ratio of total funded debt to trailing four quarters earnings before interest, tax, depreciation and amortization (as calculated pursuant to the terms of the Senior Secured Credit Facility, “EBITDA”) of no more than 3.50 to 1.00, and replacing it with the following two requirements: (i) that the Company’s consolidated funded indebtedness be no greater than 45% of the Company’s adjusted total capitalization, and (ii) that the Company’s senior secured leverage ratio of senior secured funded debt to trailing four quarters EBITDA be no greater than (A) 2.50 to 1.00 for the fiscal quarter ended September 30, 2009 through and including the fiscal quarter ending September 30, 2010 and, (B) thereafter, 2.00 to 1.00;
•	amending the requirement that the Company maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00, by replacing such requirement with a new requirement that the Company maintain such ratio of at least the following amounts during each corresponding period:

from the fiscal quarter ended September 30, 2009 through and including the fiscal quarter ending June 30, 2010	1.75 to 1.00

for the fiscal quarter ending September 30, 2010	2.00 to 1.00

for the fiscal quarter ending December 31, 2010	2.50 to 1.00

thereafter	3.00 to 1.00;
•	amending the $250.0 million per fiscal year capital expenditures limitation by (i) making the requirement inapplicable to foreign subsidiaries of the Company that are not wholly-owned, (ii) if the Company’s consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 3.50 to 1.00, reducing the amount of capital expenditures that may be made to $135.0 million during fiscal year 2009 and $120.0 million during each subsequent fiscal year, (iii) allowing, subject to certain restrictions, carry over of a portion of unused amounts from prior fiscal years, (iv) allowing an increase based on net cash proceeds received by the Company after October 27, 2009 in connection with the issuance or sale of equity interests or the incurrence or issuance of certain unsecured debt securities, and (v) allowing amounts to be added back to the annual limitation if capital expenditures are made for assets that the Company or a guarantor later sells to a foreign subsidiary or joint venture, to the extent of any cash or promissory note received from the foreign subsidiary or joint venture in connection with such sale;
•	amending the negative covenant related to acquisitions to permit acquisitions that either (i) are completed for equity consideration, without regard to leverage, or (ii) are completed for cash consideration, but only (A) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is 2.75 to 1.00 or less, (x) there is an aggregate amount of $25.0 million in unused credit commitments under the facility and (y) the Company is in pro forma compliance with the financial covenants contained in the credit agreement; or (B) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 2.75 to 1.00, in addition to the requirements in subclauses (x) and (y) in clause (A) above, the cash amount paid with respect to acquisitions is limited to $25.0 million per fiscal year (subject to potential increase using amounts then available for capital expenditures and any net cash proceeds received by the Company after October 27, 2009 in connection with the issuance or sale of equity interests or the incurrence or issuance of certain unsecured debt securities that are identified as being used for such purpose);

•	increasing the basket for amounts that may be invested, after October 27, 2009, in foreign subsidiaries (including by way of loans made by the Company and its domestic subsidiaries to foreign subsidiaries and guaranties made by the Company and its domestic subsidiaries of debt of foreign subsidiaries) to $75.0 million during any fiscal year or an aggregate amount equal to (i) the greater of $200.0 million or 25% of the Company’s consolidated net worth, plus (ii) any net cash proceeds received by the Company since October 27, 2009, in connection with the issuance or sale of equity interests or the incurrence of certain unsecured debt securities that are identified as being used for such purpose;
•	amending the negative covenant related to permitted unsecured indebtedness that has no maturity earlier than twelve months after November 29, 2012, that does not require scheduled payments of principal prior to maturity and is subject to covenants no more onerous than those contained in the Senior Secured Credit Facility, to provide that if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 3.50 to 1.00, or if the Company would not be in pro forma compliance with the consolidated interest coverage ratio described in the second bullet point listed above, the amount of such permitted unsecured indebtedness incurred after October 27, 2009 may not exceed $100.0 million;
•	amending the negative covenant related to share repurchases to allow such repurchases in an aggregate amount of up to $200.0 million only if (i) the Company’s consolidated funded indebtedness to total capitalization is less than 50% and (ii) the Company’s consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is not greater than 2.00 to 1.00;
•	amending the limitation on the ability of the Company and domestic subsidiaries to have assets located outside the United States to allow assets (other than equity interests) outside the United States with a book value (exclusive of assets located outside the United States on October 27, 2009) of up to the greater of (i) $150.0 million or (ii) 17.5% of the Company’s consolidated net worth; and
•	amending the events of default provisions to provide that the insolvency or bankruptcy of an insignificant foreign subsidiary (as defined in the Amendment) is not an event of default under the Senior Secured Credit Facility.
Except as amended by the Amendment, the Senior Secured Credit Facility remains in full force and effect as originally executed, and the Company is subject to the various other affirmative and negative covenants included in the Senior Secured Credit Facility, as amended, including without limitation restrictions related to (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments; (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) prepaying, redeeming or repurchasing the Senior Notes or other unsecured debt incurred pursuant to the sixth bullet point listed above; (viii) granting negative pledges other than to the lenders; (ix) changes in the nature of the Company’s business; (x) amending organizational documents, or amending or otherwise modifying any debt if such amendment or modification would have a material adverse effect, or amending the Senior Notes or any other unsecured debt incurred pursuant to the sixth bullet point listed above if the effect of such amendment is to shorten the maturity of the Senior Notes or such other unsecured debt; and (xi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.
The Company may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to its obligation to reimburse the lenders for breakage and redeployment costs. Pursuant to the terms of the Amendment, we were required to calculate our compliance with the covenants for the September 30, 2009 quarterly determination date according to the amended covenants discussed above. We were in compliance with these covenants at September 30, 2009.
After giving effect to the Amendment, including the reduction in the total credit commitments and the replacement of LCPI under the facility, as of October 27, 2009, the Company had approximately $169.0 million available under the Senior Secured Credit Facility, with $87.8 million in outstanding borrowings and $43.2 million in committed letters of credit.
Related Party Notes Payable
On October 25, 2007, we entered into two notes payable with related parties (each, a “Related Party Note” and, collectively, the “Related Party Notes”). The first Related Party Note is an unsecured note in the amount of $12.5 million, which was due and paid in a lump-sum, together with accrued interest, on October 25, 2009. The second Related Party Note is an unsecured note in the amount of $10.0 million and is payable in annual installments of $2.0 million, plus accrued interest, beginning October 25, 2008 through 2012. Each of the Related Party Notes bears interest at the Federal Funds Rate adjusted annually on the anniversary date of October 25.

Capital Lease Agreements
We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of September 30, 2009, there was approximately $16.7 million outstanding under such equipment leases.
Debt Compliance
At September 30, 2009, we were in compliance with all the financial covenants under our Senior Notes and the Senior Secured Credit Facility. As discussed in “Debt Service — Senior Secured Credit Facility” above, on October 27, 2009, we entered into the Amendment to the Senior Secured Credit Facility. Pursuant to the terms of the Amendment, we are required to calculate our compliance with the financial covenants under the Senior Secured Credit Facility for the September 30, 2009 quarterly determination date according to the covenants as amended by the Amendment.
The financial covenants and our calculations of compliance with the terms of the Senior Secured Credit Facility as amended by the Amendment are as follows: consolidated funded indebtedness of no greater than 45% of the Company’s adjusted total capitalization (39.0% as of September 30, 2009); trailing four quarters EBITDA to interest expense of at least 1.75 to 1.00 (5.40 to 1.00 as of September 30, 2009); and trailing four quarters EBITDA to senior secured funded debt of no greater than 2.50 to 1.00 (0.40 to 1.00 as of September 30, 2009). Based on these calculations, we were in compliance with the revised covenants at September 30, 2009. Based on management’s current projections, we expect to be in compliance with all the covenants under our Senior Notes and Senior Secured Credit Facility, as amended, for the next twelve months. A breach of any of the covenants, ratios or tests for the Senior Notes or Senior Secured Credit Facility could result in a default under our indebtedness. See “Item 1A. Risk Factors” in our Form 10-K for the year ended December 31, 2008.
As described in further detail under “Debt Service” above, our Senior Secured Credit Facility and Senior Notes contain numerous covenants that govern our ability to make domestic and international investments and to repurchase our stock. Even if we experience a more severe downturn in our business, we believe that the covenants related to our capital spending and our investments in our foreign subsidiaries are within our control. Therefore, we believe we can avoid a default of these covenants.
Although certain conditions could lead to a downgrade in the credit ratings of companies in our industry, a downgrade of our credit rating would not have an effect on our outstanding debt under either the Senior Secured Credit Facility or the Senior Notes, but would potentially impact our ability to obtain additional external financing, if it was required.
Capital Expenditures
For the remainder of 2009, management plans to continue to invest in our business through capital expenditures, albeit at levels lower than in recent years. During the nine months ended September 30, 2009, we incurred $103.0 million of capital expenditures, mostly related to the expansion of our operations in Mexico and Russia, drill strings and nitrogen units for our rental operations, and capitalized costs for new information systems projects. Our capital expenditure program for 2009 is expected to total approximately $125.0 million. However, our capital expenditure program is subject to market conditions, including activity levels, commodity prices and industry capacity. Our focus for the remainder of 2009 will be on maximizing the utilization of our current equipment. We currently plan to fund these expenditures through a combination of cash on hand, operating cash flows and borrowings under our Senior Secured Credit Facility. Should our operating cash flows prove to be insufficient to fund these expenditures, management expects it will adjust capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Geostream Investment
On September 1, 2009, we acquired an additional 24% interest in Geostream for approximately $16.4 million. Geostream is an oilfield services company in the Russian Federation providing drilling and workover services and sub-surface engineering and modeling in Russia. This was our second investment in Geostream pursuant to an agreement dated August 26, 2008, as amended. This second investment brings our total investment in Geostream to 50%. On the acquisition date, we also obtained majority representation on Geostream’s board of directors and therefore a controlling interest. The results of Geostream have been included in the consolidated financial statements since the acquisition date. As a result of this acquisition, we expect to expand our international presence, specifically in Russia where oil wells are shallow and suited for services that we perform.

The acquisition date fair value of the consideration transferred totaled approximately $35.0 million, which consisted of cash consideration from the second investment on September 1, 2009 and the fair value of our previous equity interest. In conjunction with the second investment, Geostream agreed to purchase from us a customized suite of equipment, including two workover rigs, two drilling rigs, associated complimentary support equipment, cementing equipment, and fishing tools for approximately $23.0 million, a portion of which will be financed by us. Concurrently with the second investment, Geostream paid us approximately $16.0 million in cash, representing a down payment on the equipment we will deliver to them. We expect to begin delivery of the equipment under the purchase agreement beginning in the fourth quarter of 2009.
Under the Geostream agreement, as amended, for a period not to exceed six years subsequent to October 31, 2008, we have the option to increase our ownership percentage of Geostream to 100%. However, if we have not acquired 100% of Geostream on or before the end of the six-year period, we will be required to arrange an initial public offering for those shares.
Off-Balance Sheet Arrangements
At September 30, 2009, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncements
See “Note 2. Significant Accounting Policies and Estimates” in “Item 1. Financial Statements” herein for a discussion of the new accounting pronouncements adopted in this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial position and results of operations contained in this Quarterly Report on Form 10-Q is based on our condensed consolidated unaudited financial statements, contained elsewhere herein. The preparation of these financial statements in conformity with GAAP requires that we make estimates. There have been no material changes in the development of our accounting estimates or the assumptions underlying those estimates, or the accounting policies that we disclosed as our Critical Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2008.

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
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management concluded that, due to the identification of a material weakness in our payroll process, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 and discussed below, as of September 30, 2009, the Company’s disclosure controls and procedures remained ineffective.

Internal Control Over Financial Reporting
In February 2009, we filed our Annual Report on Form 10-K for the year ended December 31, 2008, in which we described ineffective control activities surrounding our payroll process that constituted a material weakness in our system of internal control over financial reporting as of December 31, 2008. Specifically, these control activities pertained to documentation and approvals of employee master file data, proper evidence concerning approval of hours worked or rate changes and deficiencies with reconciliations where payroll data was a major component. In 2008, we worked to improve our payroll process including data quality and internal controls. In mid-2008, we began to relocate the payroll function from a shared services location in Midland, Texas to our corporate offices in Houston, Texas. During this transition, the payroll department lost a significant percentage of its staff, which required their replacement with new personnel. We also increased the overall size of the payroll department upon its relocation to Houston. With this change, we also added new payroll practices and procedures. Additionally, throughout 2008, we worked on the replacement of our existing payroll system with a new human resource information system, which included a payroll system that was initiated in late 2007. However, due to the nature and functionality of the payroll system that was in place during 2008, our conversion to the new system was delayed until January 2009. The implementation of the new human resource information system in January 2009 allows for automated workflow and approval of information, including, among other things, employee master file data, hours worked and rate changes. We believe that as the new payroll department employees receive the proper training and with the implementation of the new human resource and payroll system that was completed in January 2009, we will further strengthen our control structure, increase our efficiency in processing payroll and provide transparency of payroll related data, allowing for the remediation of this material weakness. We began our process for evaluating the operating effectiveness of these controls during the second quarter of 2009 but have not yet completed this process. We anticipate that this evaluation process will be largely completed in the fourth quarter of 2009. Until this process is completed, we cannot conclude that this material weakness has been remediated.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting. We implemented a new close and consolidation application in June 2009 but continued to perform the majority of controls following our previously tested control structure in the current quarter. The resulting changes in our internal control over financial reporting were evaluated and determined to not have materially affected our control structure for the quarter ended September 30, 2009.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In addition to various suits and claims that have arisen in the ordinary course of business, we continue to be involved in litigation with some of our former executive officers. We do not believe that the disposition of any of these items, including litigation with former management, will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 10. Commitments and Contingencies” in “Item 1. Financial Statements” above.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes the repurchases of our common stock in the third quarter of 2009:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number of	Dollar Amount of
			Shares Purchased	Shares that may
		Weighted	as Part of Publicly	yet be Purchased
	Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased (1)	Paid per Share (2)	or Programs	or Programs
July 1, 2009 to July 31, 2009	—	—	—	—
August 1, 2009 to August 31, 2009	19,559	$6.90	—	—
September 1, 2009 to September 30, 2009	37	$8.31	—	—

Total	19,596	$6.94	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the NYSE for awards granted under the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

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

4.5	*	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee.
10.1	† *	Form of Restricted Stock Award Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan.
10.2	† *	Form of Nonqualified Stock Option Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan.
10.3
Master Equipment Purchase and Sale Agreement, dated September 1, 2009, by and between Key Energy Pressure Pumping Services, LLC and GK Drilling Tools Leasing Company Ltd., and form of Addendum thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2009, File No. 001-08038.)

10.4
Amendment No. 1 to Credit Agreement, dated as of October 27, 2009, among Key Energy Services, Inc., each lender from time to time party thereto, Bank of America, N.A., as Paying Agent, Co-Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Bank, National Association, as Co-Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2009, File No. 001-08038.)

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

KEY ENERGY SERVICES, INC. (Registrant)
Date: October 30, 2009	By:	/s/ Richard J. Alario
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

4.5	*	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee.
10.1	† *	Form of Restricted Stock Award Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan.
10.2	† *	Form of Nonqualified Stock Option Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan.
10.3
Master Equipment Purchase and Sale Agreement, dated September 1, 2009, by and between Key Energy Pressure Pumping Services, LLC and GK Drilling Tools Leasing Company Ltd., and form of Addendum thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2009, File No. 001-08038.)

10.4
Amendment No. 1 to Credit Agreement, dated as of October 27, 2009, among Key Energy Services, Inc., each lender from time to time party thereto, Bank of America, N.A., as Paying Agent, Co-Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Bank, National Association, as Co-Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2009, File No. 001-08038.)

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