Form 10-K
period 2009-12-31
KEY ENERGY SERVICES INC
filed 2010-02-26
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Title of Each Class
None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant as of June 30, 2009, based on the $5.76 per share closing price for the registrant’s common stock as quoted on the New York Stock Exchange on such date, was $583,410,649 (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding capital stock of the registrant have been deemed affiliates).

As of February 17, 2010, the number of outstanding shares of common stock of the registrant was 125,430,259.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

KEY ENERGY SERVICES, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2009

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly-owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “expects,” “believes,” “anticipates,” “will,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors.” Actual performance or results may differ materially and adversely.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I

ITEM 1.	BUSINESS

General Description of Business

Key Energy Services, Inc. (NYSE: KEG) is a Maryland corporation and is one of the world’s leading onshore, rig-based well servicing contractors. References to “Key,” the “Company,” “we,” “us” or “our” refer to Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries. We were organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. In December 1992, we became Key Energy Group, Inc. and changed our name to Key Energy Services, Inc. in December 1998.

We provide a complete range of services to major oil companies, foreign national oil companies and independent oil and natural gas production companies, including rig-based well maintenance and workover services, well completion and recompletion services, fluid management services, pressure pumping services, fishing and rental services, wireline services and other ancillary oilfield services. We operate in most major oil and gas producing regions of the continental United States, and have operations based in Mexico, Argentina and the Russian Federation. Additionally, we have a technology development group based in Canada and have ownership interests in two oilfield service companies based in Canada.

The following is a description of the various products and services that we provide and our major competitors for those products and services.

Service Offerings

We operate in two business segments, Well Servicing and Production Services. Our Well Servicing segment includes rig-based services and fluid management services. Our Production Services segment includes pressure pumping services, fishing and rental services and wireline services. The following discussion provides a description of the major service lines offered by our business segments. With the exception of our rig-based services, all of our major service lines are provided primarily in the continental United States. Our rig-based services are provided in the continental United States as well as in Mexico, Argentina and the Russian Federation. See “Note 21. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.

Well Servicing Segment

Rig-Based Services

Our rig-based services include the maintenance, workover, and recompletion of existing oil and gas wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also provide drilling services to oil and natural gas producers with certain of our larger well servicing rigs that are capable of providing conventional and/or horizontal drilling services. Based on current industry data, we have the largest land-based well servicing rig fleet in the world. Our rigs consist of various sizes and capabilities, allowing us to work on all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data. We believe that this technology allows our customers and our crews to better monitor well site operations, to improve efficiency and safety, and to add value to the services that we offer.

The maintenance services provided by our rig fleet are generally required throughout the life cycle of an oil or gas well to ensure efficient and continuous production. Examples of the maintenance services provided by our rigs include routine mechanical repairs to the pumps, tubing and other equipment on a well, removing debris from the well bore, and pulling the rods and other downhole equipment out of the well bore to identify a production problem. Maintenance services generally take less than 48 hours to complete and, in general, the demand for these services is closely related to the total number of producing oil and gas wells in a given market.

The workover services provided by our rig fleet are performed to enhance the production of existing wells, and generally are more complex and time consuming than normal maintenance services. Workover services can include deepening or extending well bores into new formations by drilling horizontal or lateral well bores, sealing off depleted production zones and accessing previously bypassed production zones, converting former production wells into injection wells for enhanced recovery operations and conducting major subsurface repairs due to equipment failures. Workover services may last from a few days to several weeks, depending on the complexity of the workover. Demand for these services is closely related to capital spending by oil and natural gas producers, which in turn is a function of oil and natural gas prices. As commodity prices increase, producers tend to increase their capital spending for workover projects in order to increase their production. Conversely, as commodity prices decline, demand for workover projects tends to decrease.

The completion and recompletion services provided by our rigs prepare a newly drilled well, or a well that was recently extended through a workover, for production. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing downhole equipment. We typically provide a well service rig and may also provide other equipment to assist in the completion process. The completion process typically takes a few days to several weeks, depending on the nature of the completion. The demand for completion and recompletion services is directly related to drilling activity levels, which are highly sensitive to expectations about, and reactions to changes in, commodity prices. As the number of newly drilled wells decreases, the number of completion jobs correspondingly decreases. During periods of weak demand, some drilling contractors may use drilling rigs for completion work.

Our rig fleet is also used in the process of permanently shutting-in an oil or gas well that is at the end of its productive life. These plugging and abandonment services also generally require auxiliary equipment in addition to a well servicing rig. The demand for plugging and abandonment services is not significantly impacted by the demand for oil and natural gas because well operators are required by state regulations to plug wells that are no longer productive.

We believe that the largest competitors for our U.S. rig-based services include Nabors Industries Ltd., Basic Energy Services, Inc., Complete Production Services, Inc., Bronco Drilling Company, Inc., Forbes Energy Services Ltd. and Pioneer Drilling Company. In addition, there are numerous small companies that compete in our rig-based markets in the United States. In Argentina, we believe our major competitors are San Antonio International (formerly Pride International), Nabors Industries Ltd. and Allis-Chalmers Energy Inc. In Mexico, San Antonio International and Forbes Energy Services Ltd. are our largest competitors. In the Russian Federation, our major competitors are Weatherford International Ltd. and Integran Technologies Inc.

Fluid Management Services

We provide fluid management services, including oilfield transportation and produced water disposal services, with a very large fleet of heavy- and medium-duty trucks. The specific services offered include vacuum truck services, fluid transportation services and disposal services for operators whose wells produce saltwater or other fluids. We also supply frac tanks which are used for temporary storage of fluids associated with fluid hauling operations. In addition, we provide equipment trucks that are used to move large pieces of equipment from one well site to the next, and we operate a fleet of hot oilers which are capable of pumping heated fluids that are used to clear soluable restrictions in a well bore.

Fluid hauling trucks are utilized in connection with drilling and workover projects, which tend to use large amounts of various fluids. In connection with drilling, maintenance or workover activity at a well site, we transport fresh water to the well site and provide temporary storage and disposal of produced saltwater and drilling or workover fluids. These fluids are removed from the well site and transported for disposal in a saltwater disposal (“SWD”) well. Key owned or leased 57 active SWD wells at December 31, 2009. Demand and pricing for these services generally correspond to demand for our well service rigs.

We believe that the largest competitors for our domestic fluid management services include Basic Energy Services, Inc., Complete Production Services, Inc., Nabors Industries Ltd. and Stallion Oilfield Services Ltd.

In addition, there are numerous small companies that compete in our fluid management services markets in the United States.

Production Services Segment

Pressure Pumping Services

Our pressure pumping services include fracturing, nitrogen, acidizing, cementing and coiled tubing services. We have approximately 212,000 stimulation pressure pumping horsepower and a fleet of coiled tubing units. These services (which may be utilized during the completion or workover of a well) are provided to oil and natural gas producers and are used to enhance the production of oil and natural gas wells from formations which exhibit restricted flow of oil and natural gas. In the fracturing process, we typically pump fluid and sized sand, or proppants, into a well at high pressure in order to fracture the formation and thereby increase the flow of oil and natural gas. With our cementing services, we pump cement into a well between the casing and the well bore. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as well bore clean-outs, nitrogen jet lifts, and through tubing fishing and formation stimulations utilizing acid, chemical treatments and sand fracturing. Coiled tubing is also used for a number of horizontal well applications, including “stiff wireline” services, in which a wireline is placed in the coiled tube and then fed into a well to carry the wireline to a desired depth.

Demand for our pressure pumping services is primarily influenced by current and anticipated oil and natural gas prices and the resulting impact on the willingness of our customers to make operating and capital expenditures. The pressure pumping services market is dominated by three major competitors: Schlumberger Ltd., Halliburton Company and BJ Services Company. Other competitors for our pressure pumping services include Weatherford International Ltd., Superior Well Services, Inc., Basic Energy Services, Inc., Complete Production Services, Inc., Frac-Tech Services, Ltd. and RPC, Inc.

Fishing and Rental Services

We offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services. Fishing services involve recovering lost or stuck equipment in the well bore utilizing a “fishing tool.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, power swivels and foam air units. Demand for our fishing and rental services is also closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices. Our primary competitors for our fishing and rental services include Baker Oil Tools, Smith International, Inc., Weatherford International Ltd., Basic Energy Services, Inc., Superior Energy Services, Inc., Quail Tools (owned by Parker Drilling Company) and Knight Oil Tools.

Wireline Services

We have a fleet of wireline units that perform services at various times throughout the life of the well including perforating, completion logging, production logging and casing integrity services. After the well bore is cased and cemented, we can provide a number of services. Perforating creates the flow path between the reservoir and the well bore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. This service helps the operator analyze and monitor well performance and determine when a well may need a workover or further stimulation.

In addition, wireline services may involve well bore remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string. Wireline services are provided from surface logging units, which lower tools and sensors into the well bore. We use advanced wireline instruments to evaluate well integrity and perform cement evaluations and production logging. Demand for our wireline services is correlated to current and anticipated oil and natural gas prices and the resulting effect on the willingness of our customers to make operating and capital expenditures. The major competitors for our wireline services are

Baker Hughes Incorporated, Schlumberger Ltd., Wood Group Logging Services and Kuykendall Wireline Service Co., Inc.

Other Business Data

Raw Materials

We purchase a wide variety of raw materials, parts and components that are made by other manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies or materials. However, there are a limited number of vendors for some specialized types of sand our pressure pumping operations use in frac jobs. See “Item 1A. Risk Factors.”

Customers

Our customers include major oil companies, foreign national oil companies, and independent oil and natural gas production companies. During the year ended December 31, 2009, the Mexican national oil company Petróleos Mexicanos (“PEMEX”) accounted for approximately 11% of our consolidated revenues. No other customer accounted for more than 10% of our consolidated revenues for the year ended December 31, 2009, and no single customer accounted for more than 10% of our consolidated revenues for the years ended December 31, 2008 and 2007.

Competition and Other External Factors

The markets in which we operate are highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. We devote substantial resources toward employee safety and training programs. In addition, we believe that the KeyView® system provides important safety enhancements. In recent years, many of our larger customers have placed increased emphasis on the safety performance and quality of the crews, equipment and services provided by their contractors. Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded the work. However, in numerous instances, we secure and maintain work for large customers for which efficiency, safety, technology, size of fleet and availability of other services are of equal importance to price. Due, in part, to the general economic downturn and declines in the price of oil and natural gas since the first half of 2008, pricing for our services has become increasingly competitive. Further, as demand drops for oilfield services, the market is left with excess supply, placing additional pressure on our pricing.

The demand for our services fluctuates, primarily, in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in a lower oil and natural gas price environment, such as the one we experienced during the first half of 2009, demand for service and maintenance decreases as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for these types of well maintenance services compared with demand for other types of oilfield services. Further, in a lower-priced environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.

The level of our revenues, earnings and cash flows are highly dependent upon, and affected by, the level of U.S. and international oil and natural gas exploration and development activity, as well as the equipment capacity in any particular region. For a more detailed discussion, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality

Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During the summer months, our operations may be impacted by tropical weather systems. During periods of heavy snow, ice or rain, we may not be able to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. In addition, the majority of our equipment works only during daylight hours. In the winter months when days become shorter, this reduces the amount of time that our assets can work and therefore has a negative impact on total hours worked. Lastly, during the fourth quarter, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons.

Patents, Trade Secrets, Trademarks and Copyrights

We own numerous patents, trademarks and proprietary technology that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate. We have devoted significant resources to developing technological improvements in our well service business and have sought patent protection both inside and outside the United States for products and methods that appear to have commercial significance. In the United States, as of December 31, 2009, we had 43 patents issued and 8 patents pending. In foreign countries, as of December 31, 2009, we had 30 patents issued and 145 patents pending. However, after evaluating the individual market opportunities and our international patent portfolio last year, we have determined not to maintain approximately two-thirds of the 145 currently active foreign pending patents applications. All the issued patents have varying remaining durations and begin expiring between 2013 and 2028. The most notable of our technologies include numerous patents surrounding the KeyView® system.

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

Employees

As of January 31, 2010, we employed approximately 6,200 persons in our United States operations and approximately 1,900 additional persons in Argentina, Mexico and Canada. In addition, OOO Geostream Services Group (“Geostream”), a company in the Russian Federation in which we own a 50% controlling interest, employed (together with its wholly-owned subsidiaries) approximately 370 persons as of January 31, 2010. Our domestic employees are not represented by a labor union and are not covered by collective bargaining agreements. Many of our employees in Argentina are represented by labor unions. In Mexico, we have entered into a collective bargaining agreement that applies to our workers in Mexico performing work under the PEMEX contracts.

As noted below in “Item 1A. Risk Factors,” we have historically experienced a high employee turnover rate, and during the past several years have experienced labor-related issues in Argentina. Other than with respect to the labor situation in Argentina, we have not experienced any significant work stoppages associated with labor disputes or grievances and consider our relations with our employees to be generally satisfactory.

Governmental Regulations

Our operations are subject to various federal, state and local laws and regulations pertaining to health, safety and the environment. We cannot predict the level of enforcement of existing laws or regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations affecting our business will be adopted, or the effect such changes might have on us, our financial condition or our business. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our operations are subject and for which compliance may have a material adverse impact on our results of operations, financial position or cash flows.

Environmental Regulations

Our operations routinely involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and other regulated substances. Various environmental laws and regulations require prevention, and where necessary, cleanup of spills and leaks of such materials, and some of our operations must obtain permits that limit the discharge of materials. Failure to comply with such environmental requirements or permits may result in fines and penalties, remediation orders and revocation of permits.

Hazardous Substances and Waste

The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as “CERCLA” or the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be liable for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies.

In the course of our operations, we occasionally generate materials that are considered “hazardous substances” and, as a result, may incur CERCLA liability for cleanup costs. Also, claims may be filed for personal injury and property damage allegedly caused by the release of hazardous substances or other pollutants. We also generate solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act, as amended, or “RCRA,” and comparable state statutes.

Although we use operating and disposal practices that are standard in the industry, hydrocarbons or other wastes may have been released at properties owned or leased by us now or in the past, or at other locations where these hydrocarbons and wastes were taken for treatment or disposal. Under CERCLA, RCRA and analogous state laws, we could be required to clean up contaminated property (including contaminated groundwater), or to perform remedial activities to prevent future contamination.

Air Emissions

The Clean Air Act, as amended, or “CAA,” and similar state laws and regulations restrict the emission of air pollutants and also impose various monitoring and reporting requirements. These laws and regulations may require us to obtain approvals or permits for construction, modification or operation of certain projects or facilities and may require use of emission controls.

Global Warming and Climate Control

Some scientific studies suggest that emissions of greenhouse gases (including carbon dioxide and methane) may contribute to warming of the Earth’s atmosphere. While we do not believe our operations raise climate control issues different from those generally raised by commercial use of fossil fuels, legislation or regulatory programs that restrict greenhouse gas emissions in areas where we conduct business could increase our costs in order to stay compliant with any new laws. See “Item 1A. Risk Factors.”

Water Discharges

We operate facilities that are subject to requirements of the Clean Water Act, as amended, or “CWA,” and analogous state laws that impose restrictions and controls on the discharge of pollutants into navigable waters. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Other requirements for the prevention of spills are established under the Oil Pollution Act of 1990, as amended, or “OPA”, which amends the CWA and applies to owners and operators of vessels, including barges, offshore platforms and certain onshore facilities. Under OPA, regulated parties are strictly liable for oil spills and must establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible.

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

Marine Employees

Certain of our employees who perform services on our barge rigs or work offshore may be covered by the provisions of the Jones Act, the Death on the High Seas Act, the Longshore and Harbor Workers’ Compensation Act and general maritime law. These laws operate to make the liability limits established under state workers’ compensation laws inapplicable to these employees. Instead, these employees or their representatives are permitted to pursue actions against us for damages resulting from job related injuries, generally with no limitations on our potential liability.

Saltwater Disposal Wells

We operate SWD wells that are subject to the CWA, Safe Drinking Water Act, and state and local laws and regulations, including those established by the Underground Injection Control Program of the Environmental Protection Agency (“EPA”), which establishes the minimum program requirements. Most of our SWD wells are located in Texas. We also operate SWD wells in Arkansas, Louisiana and New Mexico. Regulations in these states require us to obtain a permit to operate each of our SWD wells. The applicable regulatory agency may suspend or modify one of our permits if our well operation is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or if the well leaks into the environment.

Wireline

We conduct wireline logging, which may entail the use of radioactive isotopes along with other nuclear, electrical, acoustic and mechanical devices to evaluate downhole formation. Our activities involving the use of isotopes are regulated by the U.S. Nuclear Regulatory Commission and specified agencies of certain states. Additionally, we may use high explosive charges for perforating casing and formations, and various explosive cutters to assist in well bore cleanout. Such operations are regulated by the U.S. Department of Justice Bureau of Alcohol, Tobacco, Firearms, and Explosives and require us to obtain licenses or other approvals for the use of densitometers as well as explosive charges.

Access to Company Reports

Our web site address is www.keyenergy.com, and we make available free of charge through our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (the “SEC”). We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

In 2009, we submitted to the New York Stock Exchange (the “NYSE”) the CEO certification required by Section 303A.12(a) of the NYSE’s Listed Company Manual. Our web site also includes general information about us, including our Corporate Governance Guidelines and charters for the committees of our board of directors. Information on our web site or any other web site is not a part of this report.

ITEM 1A.	RISK FACTORS

In addition to the other information in this report, the following factors should be considered in evaluating us and our business.

BUSINESS-RELATED RISK FACTORS

Our business is dependent on conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies. Volatility in oil and natural gas prices, tight credit markets and disruptions in the U.S. and global financial systems may adversely impact our business.

Prices for oil and natural gas historically have been extremely volatile and have reacted to changes in the supply of, and demand for, oil and natural gas. These include changes resulting from, among other things, the ability of the Organization of Petroleum Exporting Countries to support oil prices, domestic and worldwide economic conditions and political instability in oil-producing countries. Weakness in oil and natural gas prices (or the perception by our customers that oil and natural gas prices will decrease in the future) could result in a reduction in the utilization of our equipment and result in lower rates for our services. In addition, when oil and natural gas prices are weak, or when our customers expect oil and natural gas prices to decrease, fewer wells are drilled, resulting in less completion and maintenance work for us. Additional factors that affect demand for our services include:

•	the level of development, exploration and production activity of, and corresponding capital spending by, oil and natural gas companies;

•	oil and natural gas production costs;

•	government regulations; and

•	conditions in the worldwide oil and natural gas industry.

Demand for our services is primarily influenced by current and anticipated oil and natural gas prices, and the significant decline in oil and natural gas prices beginning in the third quarter of 2008 caused our customers to reduce their spending on exploration and development drilling throughout 2009. This reduction in our customers’ spending could continue through 2010 and beyond. Further decline in demand for our oil and natural gas services could have a material adverse effect on our revenue and profitability. Also impacting demand are the global economic conditions. While appearing to have stabilized, the disruptions in the global credit markets during 2009 could continue to negatively impact the exploration and production expenditures by our customers throughout 2010 and beyond. Additionally, even as economic conditions appear to have begun to stabilize, it remains uncertain whether our customers, vendors and suppliers will be able to access financing necessary to return to their previous level of operations or to avoid further deceases in their level of operations, fulfill their commitments and fund future operations and obligations.

We may be unable to maintain pricing on our core services.

During the period from 2006 to 2008, we periodically increased the prices on our services to offset rising costs and to generate higher returns for our stockholders. However, as a result of pressures stemming from deteriorating market conditions and falling oil and natural gas prices beginning in the third quarter of 2008 and continuing through the first half of 2009, it became increasingly difficult to maintain our prices. We have and will likely continue to face pricing pressure from our competitors. We have made price concessions, and may be compelled to make further price concessions, in order to maintain market share.

In addition, we expect our costs to rise if demand for our services increases with a recovering market, due in part to tighter labor markets and similar economic developments that would likely result from an improving market. In addition to the recent difficulty we have experienced maintaining prices as described above, even if we are able to increase our prices as market conditions improve, we may not be able to do so at a rate that would be sufficient to cover such rising costs.

The inability to maintain our pricing, to increase our pricing as costs increase, or a reduction in our pricing, may have a continuing and material negative impact on our operating results in the future.

Industry capacity may adversely affect our business.

Between 2006 and 2008, a significant amount of new capacity, including new well service rigs, new pressure pumping equipment and new fishing and rental equipment, entered the market. In some cases, the new capacity was attributable to start-up oilfield service companies and, in other cases, the new capacity was deployed by existing service providers to increase their service capacity. The combination of overcapacity and declining demand exacerbated the pricing pressure for our services in 2009. Although oilfield service companies are not likely to add significant new capacity under current market conditions, the overcapacity could cause us to experience continued pressure on the pricing of our services and experience lower utilization. This could continue to have a material negative impact on our operating results.

Our future financial results could be adversely impacted by asset impairments or other charges.

We have recorded goodwill impairment charges and asset impairment charges in the past. We evaluate our long-lived assets, including our property and equipment, indefinite-lived intangible assets, and goodwill for impairment. In performing these assessments, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment on our goodwill and indefinite-lived intangible assets at least annually, or more often if events and circumstances warrant. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results for 2010 are materially different than we have predicted, we could record additional impairment charges for interim periods during 2010 or in future years, which could have a material adverse effect on our financial position and results of operations.

Our business involves certain operating risks, which are primarily self-insured, and our insurance may not be adequate to cover all losses or liabilities we might incur in our operations.

Our operations are subject to many hazards and risks, including the following:

•	accidents resulting in serious bodily injury and the loss of life or property;

•	liabilities from accidents or damage by our fleet of trucks, rigs and other equipment;

•	pollution and other damage to the environment;

•	reservoir damage;

•	blow-outs, the uncontrolled flow of natural gas, oil or other well fluids into the atmosphere or an underground formation; and

•	fires and explosions.

If any of these hazards occur, they could result in suspension of operations, damage to or destruction of our equipment and the property of others, or injury or death to our or a third party’s personnel.

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

We currently have operations in Argentina, Mexico and the Russian Federation, a technology development group based in Canada, as well as investments in oilfield service companies based in Canada. In the future, we may expand our operations into other foreign countries as well. As a result, we are exposed to risks of international operations, including:

•	increased governmental ownership and regulation of the economy in the markets where we operate;

•	inflation and adverse economic conditions stemming from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	increased trade barriers, such as higher tariffs and taxes on imports of commodity products;

•	exposure to foreign currency exchange rates;

•	exchange controls or other currency restrictions;

•	war, civil unrest or significant political instability;

•	restrictions on repatriation of income or capital;

•	expropriation, confiscatory taxation, nationalization or other government actions with respect to our assets located in the markets where we operate;

•	governmental policies limiting investments by and returns to foreign investors;

•	labor unrest and strikes, including the significant labor-related issues we have experienced in Argentina;

•	deprivation of contract rights; and

•	restrictive governmental regulation and bureaucratic delays.

The occurrence of one or more of these risks may:

•	negatively impact our results of operations;

•	restrict the movement of funds and equipment to and from affected countries; and

•	inhibit our ability to collect receivables.

We historically have experienced a high employee turnover rate. Any difficulty we experience replacing or adding workers could adversely affect our business.

We historically have experienced an annual employee turnover rate of almost 50%. We believe that the high turnover rate is attributable to the nature of the work, which is physically demanding and performed outdoors. As a result, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. We cannot assure that at times of high demand we will be able to retain, recruit and train an adequate number of workers. Potential inability or lack of desire by workers to commute to our facilities and job sites and competition for workers from competitors or other industries are factors that could affect our ability to attract and retain workers. We believe that our wage rates are competitive with the wage rates of our competitors and other potential employers. A significant increase in the wages other employers pay could result in a reduction in our workforce, increases in our wage rates, or both. Either of these events could diminish our profitability and growth potential.

Additionally, in response to the downturn in market conditions beginning in the second quarter of 2008 and continuing through the third quarter of 2009, we made significant reductions in the size of our workforce. Excluding the reductions in workforce during 2009 in response to market conditions, our turnover rate in 2009 was 33%. As market conditions and our activity levels improve, we will be required to expand our workforce to accommodate these increases. We may encounter difficulties in adding new headcount with the requisite experience levels, which could negatively impact our ability to take advantage of improving market conditions.

We may not be successful in implementing technology development and enhancements.

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

We rely on a limited number of suppliers for sized sand, a principal raw material that is critical for our pressure pumping operations. While the materials are generally available, if we were to have a problem sourcing raw materials or transporting these materials from these suppliers, our ability to provide pressure pumping services could be limited.

We may not be successful in identifying, making and integrating our acquisitions.

A component of our growth strategy is to make geographic-focused acquisitions that will strengthen our presence in selected regional markets. Pursuit of this strategy may be restricted by the deterioration of credit markets, which may significantly limit the availability of funds for such acquisitions. In addition to restricted funding availability, the success of this strategy will depend on our ability to identify suitable acquisition candidates and to negotiate acceptable financial and other terms. There is no assurance that we will be able to do so. The success of an acquisition depends on our ability to perform adequate due diligence before the acquisition and on our ability to integrate the acquisition after it is completed. While we commit significant resources to ensure that we conduct comprehensive due diligence, there can be no assurance that all potential risks and liabilities will be identified in connection with an acquisition. Similarly, while we expect to commit substantial resources, including management time and effort, to integrating acquired businesses into ours, there is no assurance that we will be successful integrating these businesses. In particular, it is important that we be able to retain both key personnel of the acquired business and its customer base. A loss of either key personnel or customers could negatively impact the future operating results of the acquired business.

The loss of a significant customer could cause our revenue to decline.

For the year ended December 31, 2009, one customer of our Well Servicing segment comprised approximately 11% of our total consolidated revenues. The work that we perform for this customer is done under contracts that expire in the near term and are subject to renewal through a bidding process. We can provide no assurance that we will be able to secure renewals of these contracts, and if we are unable to do so, the loss of this customer could have a material negative impact on our revenues and profitability.

Compliance with climate change legislation or initiatives could negatively impact our business.

The U.S. Congress is considering legislation to mandate reductions of greenhouse gas emissions and certain states have already implemented, or are in the process of implementing, similar legislation. Additionally, the U.S. Supreme Court has held in its decisions that carbon dioxide can be regulated as an “air pollutant” under the CAA, which could result in future regulations even if the U.S. Congress does not adopt new legislation regarding emissions. At this time, it is not possible to predict how legislation or new federal or state government mandates regarding the emission of greenhouse gases could impact our business; however, any such future laws or regulations could require us or our customers to devote potentially material amounts of capital or other resources in order to comply with such regulations. These expenditures could have a material adverse impact on our financial condition, results of operations, or cash flows.

DEBT-RELATED RISK FACTORS

We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to make payments on our indebtedness, and to fund planned capital expenditures, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to conditions in the oil and gas industry, general economic and financial conditions, competition in the markets where we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. This risk would be exacerbated by any economic downturn or instability in the U.S. and global credit markets.

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

In addition, a downgrade in our credit rating could become more likely if poor market conditions persist or worsen. Although such a credit downgrade would not have an effect on our currently outstanding senior debt under our indenture or senior secured credit facility, such a downgrade would make it more difficult for us to raise additional debt financing in the future.

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

We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, it could lead to an event of default and the consequent acceleration of our obligation to repay outstanding debt. Our ability to comply with debt covenants and other restrictions may be affected by events beyond our control, including general economic and financial conditions.

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

Our Amended and Restated Bylaws contain certain provisions designed to enhance the ability of the board of directors to respond to unsolicited attempts to acquire control of the Company. These provisions:

•	establish a classified board of directors, providing for three-year staggered terms of office for all members of our board of directors;

•	set limitations on the removal of directors;

•	provide our board of directors the ability to set the number of directors and to fill vacancies on the board of directors occurring between stockholder meetings; and

•	set limitations on who may call a special meeting of stockholders.

These provisions may have the effect of entrenching management and may deprive investors of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office space in both Houston, Texas and Midland, Texas (our principal executive office is in Houston, Texas). We own or lease numerous rig yards, storage yards, truck yards and sales and administrative offices throughout the geographic regions in which we operate. Also, in connection with our fluid management services, we operate a number of SWD facilities, and brine and freshwater stations. Our leased properties are subject to various lease terms and expirations.

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

The following table shows our active owned and leased properties, as well as active SWD facilities, categorized by business segment and geographic region:

	Office, Repair &	SWDs, and Brine and	Operational Field
	Service and Other	Freshwater Stations	Services Facilities
Marketplace	(1)	(2)	(3)

United States
Owned	15	37	90
Leased	30	28	56
International
Owned	0	0	3
Leased	22	0	5

TOTAL	67	65	154

(1)	Includes ten apartments leased in the United States and twelve apartments leased in Argentina for Key employees to use for operational support and business purposes only. Also includes three properties in Russia leased by Geostream and its subsidiaries.

(2)	Includes SWD facilities as “leased” if we own the well bore for the SWD but lease the land. In other cases, we lease both the well bore and the land. Lease terms vary among different sites, but with respect to some of the SWD facilities for which we lease the land and own the well bore, the land owner has an option under the land lease to retain the well bore at the termination of the lease.

(3)	Includes two properties in Russia owned by Geostream and its subsidiaries.

ITEM 3.	LEGAL PROCEEDINGS

On September 3, 2006, our former controller and former assistant controller filed suit against us in Harris County, Texas, alleging constructive termination and breach of contract. We reached an agreement to resolve the matter through arbitration that included an obligation to pay a minimum amount to the claimants regardless of the outcome. In the fourth quarter of 2009, the matter went to trial and the arbitrator found in favor of Key.

In addition to various other suits and claims that have arisen in the ordinary course of business, we continue to be involved in litigation with one of our former executive officers. We do not believe that the disposition of any of these items, including litigation with former management, will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 14. Commitments and Contingencies” in “Item 8. Financial Statements and Supplementary Data.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Share Prices

Our common stock is traded on the NYSE under the symbol “KEG.” As of February 17, 2010, there were 812 registered holders of 125,430,259 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name,” meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. The following table sets forth the reported high and low closing price of our common stock for the periods indicated:

	High	Low

Year Ended December 31, 2009
1st Quarter	$5.47	$2.12
2nd Quarter	7.01	2.79
3rd Quarter	9.58	4.82
4th Quarter	9.50	7.00

	High	Low

Year Ended December 31, 2008
1st Quarter	$14.47	$11.23
2nd Quarter	19.75	13.36
3rd Quarter	18.94	11.33
4th Quarter	11.14	3.58

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector, the Russell 1000 Index, the Russell 2000 Index and to a peer group established by management. During 2008, we moved from the Russell 2000 Index to the Russell 1000 Index and, during

2009, we moved back from the Russell 1000 Index to the Russell 2000 Index. For comparative purposes, both the Russell 2000 and the Russell 1000 Indices are reflected in the following performance graph. The peer group is comprised of five other companies with a similar mix of operations and includes Nabors Industries Ltd., Weatherford International Ltd., Basic Energy Services, Inc., Complete Production Services, Inc. and RPC, Inc. The graph below compares the cumulative five-year total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector, the listed Russell Indices and our peer group. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 at December 31, 2004 and tracks the return on the investment through December 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Key Energy Services, Inc., The PHLX Oil Service Sector, The Russell 1000 Index,
The Russell 2000 Index, and the Peer Group

*	$100 invested on December 31, 2004 in stock or index, including reinvestment of dividends.

Dividend Policy

There were no dividends declared or paid on our common stock for the years ended December 31, 2009, 2008 and 2007. Under the terms of our current credit facility, we must meet certain financial covenants before we may pay dividends. We do not currently intend to pay dividends.

Stock Repurchases

On October 26, 2007, our board of directors authorized a share repurchase program, in which we could spend up to $300.0 million to repurchase shares of our common stock on the open market. The program expired March 31, 2009. We did not make any purchases under this program during 2009.

During the fourth quarter of 2009, we repurchased an aggregate 26,819 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Issuer Purchases of Equity Securities

				Total Number of Shares
				Purchased as Part of
	Total Number	Weighted		Publicly Announced
	of Shares	Average Price		Plans or
Period	Purchased	Paid Per Share		Programs

October 1, 2009 to October 31, 2009	3,528	$8.34	(1)	—
November 1, 2009 to November 30, 2009	—	—		—
December 1, 2009 to December 31, 2009	23,291	$9.03	(2)	—

(1)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing prices on October 2, 2009 and October 30, 2009, respectively, as quoted on the NYSE.

(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing prices on December 4, 2009 and December 22, 2009, respectively, as quoted on the NYSE.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

	Number of Securities	Weighted Average	Number of Securities Remaining
	to be Issued Upon	Exercise Price of	Available for Future Issuance
	Exercise of	Outstanding	Under Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (Excluding Securities
	Warrants And Rights	And Rights	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
	(In thousands)		(In thousands)

Equity compensation plans approved by stockholders(1)	4,215	$13.19	4,082
Equity compensation plans not approved by stockholders(2)	120	$8.07	—

Total	4,335		4,082

(1)	Represents options and other stock-based awards granted under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan (the “2009 Incentive Plan”), the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan (the “2007 Incentive Plan”), and the Key Energy Group, Inc. 1997 Incentive Plan (the “1997 Incentive Plan”). The 1997 Incentive Plan expired in November 2007.

(2)	Represents non-statutory stock options granted outside the 1997 Incentive Plan, the 2007 Incentive Plan, and the 2009 Incentive Plan. The options have a ten-year term and other terms and conditions as those options granted under the 1997 Incentive Plan. These options were granted during 2000 and 2001.

ITEM 6.	SELECTED FINANCIAL DATA

The following historical selected financial data as of and for the years ended December 31, 2005 through December 31, 2009 has been derived from our audited financial statements. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Revenues	$1,078,665	$1,972,088	$1,662,012	$1,546,177	$1,190,444
Direct operating expenses	779,457	1,250,327	985,614	920,602	780,243
Depreciation and amortization expense	169,562	170,774	129,623	126,011	111,888
General and administrative expenses	178,696	257,707	230,396	195,527	151,303
Asset retirements and impairments	159,802	75,137	—	—	—
Interest expense, net of amounts capitalized	39,069	41,247	36,207	38,927	50,299
Other, net	(120)	2,840	4,232	(9,370)	12,313

(Loss) income from continuing operations before income taxes and noncontrolling interest	(247,801)	174,056	275,940	274,480	84,398
Income tax benefit (expense)	91,125	(90,243)	(106,768)	(103,447)	(35,320)

(Loss) income from continuing operations	(156,676)	83,813	169,172	171,033	49,078
Loss from discontinued operations, net of tax	—	—	—	—	(3,361)

Net (loss) income	(156,676)	83,813	169,172	171,033	45,717
Noncontrolling interest	(555)	(245)	(117)	—	—

(Loss) income attributable to common stockholders	$(156,121)	$84,058	$169,289	$171,033	$45,717

(Loss) earnings per share from continuing operations:
Basic	$(1.29)	$0.68	$1.29	$1.30	$0.37
Diluted	$(1.29)	$0.67	$1.27	$1.28	$0.37
Loss per share from discontinued operations:
Basic	$—	$—	$—	$—	$(0.03)
Diluted	$—	$—	$—	$—	$(0.03)
(Loss) earnings per share attributable to common stockholders:
Basic	$(1.29)	$0.68	$1.29	$1.30	$0.34
Diluted	$(1.29)	$0.67	$1.27	$1.28	$0.34

CASH FLOW DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$184,837	$367,164	$249,919	$258,724	$218,838
Net cash used in investing activities	(110,636)	(329,074)	(302,847)	(245,647)	(33,218)
Net cash (used in) provided by financing activities	(127,475)	(7,970)	23,240	(18,634)	(111,213)
Effect of changes in exchange rates on cash	(2,023)	4,068	(184)	(238)	(662)

SELECTED BALANCE SHEET DATA

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Working capital	$194,363	$285,749	$253,068	$265,498	$169,022
Property and equipment, gross	1,728,174	1,858,307	1,595,225	1,279,980	1,089,826
Property and equipment, net	864,608	1,051,683	911,208	694,291	610,341
Total assets	1,664,410	2,016,923	1,859,077	1,541,398	1,329,244
Long-term debt and capital leases, net of current maturities	523,949	633,591	511,614	406,080	410,781
Total liabilities	921,270	1,156,191	969,828	810,887	775,187
Equity	743,140	860,732	889,249	730,511	554,057
Cash dividends per common share	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We provide a complete range of services to major oil companies, foreign national oil companies and independent oil and natural gas production companies, including rig-based services, fluid management services, pressure pumping services, fishing and rental services, and wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Mexico, Argentina and the Russian Federation. We also own a technology development company based in Canada and have equity interests in oilfield service companies in Canada.

During 2009, we operated in two business segments, Well Servicing and Production Services. We also have a Functional Support segment associated with managing all of our reportable operating segments. For a full description of our operating segments, see “Service Offerings” in “Item 1. Business.”

Business and Growth Strategies

Our strategy is to improve results through acquisitions, controlling spending, maintenance and growth of our market share in core segments, expansion internationally, investments in technology and new service offerings, enhancement of safety and quality, and maintenance of a strong balance sheet and good liquidity.

Acquisition Strategy

Our strategy contemplates that from time to time we may acquire businesses or assets that are consistent with our long-term growth strategy. During 2009, we acquired an additional 24% interest in Geostream and gained 50% ownership and a controlling interest. Geostream is an oilfield services company in the Russian Federation providing drilling services, workover services and sub-surface engineering and modeling. As a result of this investment, we expect to expand our international presence, specifically in Russia where the wells are shallow and suited to the services that we perform.

Our investment in Geostream was made using cash generated by our operations, and our objective is to use cash for future acquisitions. We may, from time to time, access our availability under our revolving credit facility to fund future acquisitions. Depending on future market conditions, however, we may elect to use equity as a financing tool for acquisitions.

Controlling Spending

Through most of 2009, market conditions for oilfield services continued the downward trend that began in the latter part of 2008. This downturn in the market for our services resulted from the disruption in the credit markets that caused many of our customers to begin to slow down their capital spending, as well as from declines in the prices of oil and natural gas. In response to the downturn, we began taking steps during the latter part of 2008, which continued through 2009, to decrease our spending levels and control costs. These steps included targeted reductions in our workforce, reductions in pay and benefits, and other reductions in our cost structure. We believe that the actions we took resulted in significant cost savings during the year. We continue to focus on the rationalization of our infrastructure, including facility consolidations and continued cost reductions efforts.

Maintain and Grow in Core Segments

From 2006 to 2008, we significantly increased our capital expenditures compared to prior years, devoting more capital to organic growth. Excluding acquisitions, we have cumulatively spent approximately $560.0 million on capital expenditures since the beginning of 2007, including capital expenditures of $128.4 million in 2009. These expenditures include purchases to expand our operations in Mexico and Russia, drill strings and nitrogen units for our rental operations, and capitalized costs for new information system projects. With the overall downturn in the economy that began in late 2008 and persisted through 2009, we reduced our capital expenditure program in 2009 in order to maintain liquidity and provide flexibility for the use of our capital. However, we continue to evaluate our capital spending in the current environment and could increase spending for growth opportunities or if we are awarded additional international work or recognize an opportunity to expand our services in a particular market.

International Expansion

We are evaluating expansion into a number of international markets. One of our objectives is to redeploy underutilized assets into international markets. We continue to grow our presence and service capabilities in Mexico and Russia. During 2009, we increased the number of working rigs we had positioned in Mexico. We also have deployed other oilfield service equipment to this region to expand our service offerings. In Russia, we sold drilling and workover rigs and other equipment to Geostream to enhance our presence. We will consider strategic international acquisitions and joint ventures in order to establish a presence in a particular market.

Investing in Technology

We have invested, and will continue to invest, in technologies which will improve our operational and safety performance. We believe these investments will continue to differentiate Key as a premium energy service provider and provide opportunities for higher pricing.

KeyView® Technology

The KeyView® system is our proprietary rig data acquisition, control and information system which began deployment in 2003. The KeyView® system measures selected rig sensor data and rig activity data which provides visibility into the performance and safety of well site operations. In 2009, we continued to upgrade the KeyView® system with enhanced data mining, reporting and safety capabilities to enhance the operational and safety benefits of these systems. We believe measuring performance is critical to providing a premium service to our customer base and differentiates us from our competitors. As of December 31, 2009, we had 299 KeyView® systems deployed.

Advanced Measurements, Inc. (“AMI”)

Our technology initiative was expanded with the acquisition of AMI in 2007. AMI designs and produces oilfield service data acquisition, control and information systems. AMI’s technology platform and application facilitate the collection of job performance and related information and digitally distributes the information to customers. AMI contributed to the development of the KeyView® system and assists in the advancement of this technology.

SmartTongsm Services

During 2009, we introduced “SmartTongsm Rod Connection Services” to the market. The development of this technology was driven by high sucker rod connection failure rates and the additional associated repair costs incurred by our clients. SmartTongsm systems are computer-controlled and fully automated hydraulic sucker rod tong systems that make up a sucker rod connection to the manufacturer’s or American Petroleum Institute (“API”) specifications. We believe that it is the only technology of its kind that provides this level of precision. As of December 31, 2009, we had two SmartTongsm systems deployed. We anticipate deploying additional SmartTongsm systems over the course of 2010.

Safety and Quality

We devote significant resources to the training and professional development of our employees, with a special emphasis on safety. We currently own and operate training centers in Texas, California, Oklahoma, New Mexico and Louisiana. In addition, in conjunction with local community colleges, we have cooperative training centers in Wyoming, New Mexico and Texas. The training centers are used to enhance our employees’ understanding of operating and safety procedures. We recognize the historically high turnover rate in the industry in which we operate. We are committed to offering competitive compensation, benefits and incentive programs for our employees in order to ensure we have qualified, safety-conscious personnel who are able to provide quality service to our customers.

Maintain Strong Balance Sheet and Liquidity

We believe that our ability to maintain a strong balance sheet and exercise sound capital discipline is critical to position Key to sustain itself through the current market conditions. We also believe that our ability to maintain liquidity and borrowing capacity is important in order to enable us to maintain operational flexibility, as well as to take advantage of business opportunities as they arise. As of December 31, 2009, we had $37.4 million in cash and cash equivalents and $156.9 million of availability under the revolving portion of our senior secured credit agreement (the “Senior Secured Credit Facility”). We do not have any material indebtedness repayment obligations in 2010. We have no maturities under our 8.375% Senior Notes (the “Senior Notes”) until 2014 and no required repayments of borrowings on our Senior Secured Credit Facility until 2012. Also, in the fourth quarter of 2009, we made principal payments totaling $14.5 million related to our Related Party Notes (as defined below under “Related Party Notes Payable” of “Liquidity and Capital Resources”). We funded our obligations under the Related Party Notes with cash on hand.

PERFORMANCE MEASURES

In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis. Historically, our activity levels have been highly correlated to capital spending by oil and natural gas producers. When oil and natural gas prices are strong, capital spending by our customers tends to be high, as indicated by the correlation of the Baker Hughes U.S. land drilling rig count. Similarly, as oil and natural gas prices fall, notably in 2009, the Baker-Hughes U.S. land drilling rig count declines.

	WTI Cushing Crude	NYMEX Henry Hub	Average Baker Hughes
Year	Oil(1)	Natural Gas(1)	U.S. Land Drilling Rigs(2)

2002	$26.18	$3.37	717
2003	$31.08	$5.49	924
2004	$41.51	$6.18	1,095
2005	$56.64	$9.02	1,290
2006	$66.05	$6.98	1,559
2007	$72.34	$7.12	1,695
2008	$99.57	$8.90	1,814
2009	$61.95	$4.28	1,046

(1)	Represents the average of the monthly average prices for each of the years presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com

Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we generally provide fewer rig and trucking services, which results in lower hours worked. We publicly release our monthly rig and trucking hours and the following table presents our quarterly rig and trucking hours from 2007 through 2009.

	Rig Hours	Trucking Hours

2009
First Quarter	489,819	499,247
Second Quarter	415,520	416,269
Third Quarter	416,810	398,027
Fourth Quarter	439,552	422,253

Total 2009:	1,761,701	1,735,796
2008
First Quarter	659,462	585,040
Second Quarter	701,286	603,632
Third Quarter	721,285	620,885
Fourth Quarter	634,772	607,004

Total 2008:	2,716,805	2,416,561
2007
First Quarter	625,748	571,777
Second Quarter	611,890	583,074
Third Quarter	597,617	570,356
Fourth Quarter	614,444	583,191

Total 2007:	2,449,699	2,308,398

MARKET CONDITIONS AND OUTLOOK

Market Conditions — Year Ended December 31, 2009

During 2009, the overall demand and pricing for the services that we provide declined compared to 2008. The average Baker Hughes U.S. land drilling rig count during 2009 was 1,046 rigs, which was a decrease of 42.4% from the 2008 average and 38.3% from the 2007 average. The decrease in the average land drilling rig count was driven primarily by sharp declines in oil and natural gas prices; during 2009 the West Texas Intermediate — Cushing crude oil price averaged $61.95 per barrel and natural gas at the Henry Hub averaged $4.28 per Mcf, decreases of 37.8% and 51.9%, respectively, from 2008 prices and 14.4% and 39.9%, respectively, from 2007 prices.

Due to the decline in commodity prices, our prices, overall activity levels and asset utilization during 2009 decreased as our customers reduced capital spending. For 2009, we had 1.8 million rig hours and 1.7 million trucking hours, which was a decrease of 35.2% and 28.2%, respectively, from 2008 activity levels and 28.1% and 24.8%, respectively, from 2007 activity levels. Partially offsetting the decline in rig hours was our expansion into Mexico and Russia during 2009, and the full year effect of acquisitions completed during 2008. Also impacting our activity levels was the disruption in the credit markets and general uncertainty in the U.S. and global economy. Reduced credit availability significantly curtailed the capital spending by our customers.

As conditions deteriorated for most of 2009, driven by rapidly declining commodity prices in the first half of 2009, tight credit markets and overall uncertainty about market conditions, we responded by implementing an aggressive cost control program, implementing pricing changes in selected markets in an effort to maintain asset utilization and cutting our own capital spending plans. Our cost control program included targeted reductions in headcount, employee wage rates and benefits reductions, and controlled spending in overhead costs.

Based on our assessment of conditions in the rig-based oilfield services market, we chose to retire a portion of our U.S. rig fleet and associated equipment during the third quarter of 2009, which resulted in a pre-tax charge of $65.9 million. Included in this retirement were approximately 250 of our older, less efficient rigs, leaving a remaining U.S. well service rig fleet of 743 rigs. During the third quarter of 2009, we also determined that market overcapacity, prolonged depression of natural gas prices, lower activity levels from our major customer base related to stimulation work and consecutive quarterly operating losses in our Production Services segment, indicated that the carrying amounts of the asset groups under this segment were potentially not recoverable. We performed an assessment of the fair value of the asset groups in this segment, and the results of this assessment indicated that the carrying value of our pressure pumping equipment exceeded its fair value. As a result, we recorded a pre-tax impairment charge of $93.4 million during the third quarter of 2009. We also recorded a pre-tax impairment charge of $0.5 million related to goodwill during the third quarter of 2009 in our Production Services segment.

Market Outlook

The outlook for 2010 will remain largely dependent on the U.S. and global economies. However, as oil prices have gradually recovered to over $70 per barrel for most of the second half of 2009, we believe that the outlook for 2010 will be generally favorable relative to the lows that we experienced during 2009. Our activity levels for the latter half of the fourth quarter improved over earlier periods, even when considering the effects of the Thanksgiving and Christmas holidays, which historically have negatively impacted our fourth quarter activity levels. This, coupled with signs that demand for oil and natural gas is increasing, provides encouragement on the near term as well as the long term outlook. We believe that if oil prices are sustained at the levels that were seen at the end of the fourth quarter of 2009, our customers will increase capital spending in 2010 compared to 2009. This will be dependent on continued increases in economic growth during 2010.

We believe that we will see higher levels of workover and completion activity for our U.S. well servicing business, in 2010 as industry activity levels increase. We expect that PEMEX will maintain their level of workover activity and that the rigs we have currently operating in Mexico will be utilized for all of 2010. In Argentina, although we experienced significant labor-related issues during 2009, operating conditions and our activity levels and pricing in this country began to stabilize and improve in late 2009 and into 2010. During 2010, we also expect our activity levels in Russia will increase significantly as the equipment that we have sold to the joint venture is deployed and begins working.

For our production services business, we are encouraged by the increased number and size of frac jobs that we saw during the latter half of the fourth quarter. Our production services business is highly correlated with drilling activity and as drilling activity has increased from the lows of 2009, we have seen signs that the pressure pumping business is beginning to stabilize relative to the sharp decline it experienced in 2009. We currently believe that the market for our fishing and rental operations and wireline business will also improve during 2010, as activity levels for these businesses have historically been directly correlated with drilling, completion and workover activity.

As we enter 2010, we will also continue to monitor our cost structure and focus on the rationalization of our infrastructure base. During the latter half of 2009, we closed several facilities and consolidated others in order to more efficiently serve our customers and reduce costs. Throughout 2010 we will continue to assess the size and compensation levels of our workforce to ensure that we can take advantage of any recovery that may occur during the near term, and we believe that this rationalization process will serve to better position us to take advantage of those opportunities. However, some portion of the temporary cost cutting measures that we put into place during 2009 may be discontinued as activity levels in the market increase, and the need to bring these costs back into our operations is required. Additionally, we are exploring several opportunities to expand our services internationally and feel that our liquidity will be sufficient to take advantage of any attractive acquisition opportunities, should those develop.

Impact of Inflation on Operations

We are of the opinion that inflation has not had a significant impact on our business.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table shows our consolidated results of operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

REVENUES	$1,078,665	$1,972,088	$1,662,012
COSTS AND EXPENSES:
Direct operating expenses	779,457	1,250,327	985,614
Depreciation and amortization expense	169,562	170,774	129,623
General and administrative expenses	178,696	257,707	230,396
Asset retirements and impairments	159,802	75,137	—
Interest expense, net of amounts capitalized	39,069	41,247	36,207
Other, net	(120)	2,840	4,232

Total costs and expenses, net	(1,326,466)	1,798,032	1,386,072

(Loss) income before taxes and noncontrolling interest	(247,801)	174,056	275,940
Income tax benefit (expense)	91,125	(90,243)	(106,768)

Net (Loss) Income	(156,676)	83,813	169,172

Noncontrolling interest	(555)	(245)	(117)

(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(156,121)	$84,058	$169,289

Year Ended December 31, 2009 and 2008

For the year ended December 31, 2009, our net loss was $156.1 million, compared to net income of $84.1 million for the year ended December 31, 2008. Our loss per diluted share for 2009 was $1.29 per share compared to earnings per diluted share of $0.67 per share for 2008. Items contributing to the net loss and diluted loss per share during 2009 included the retirement of a portion of our U.S. rig fleet and associated equipment ($65.9 million pre-tax, or $0.34 per diluted share) and an impairment of the carrying value of our pressure pumping equipment ($93.4 million pre-tax or $0.49 per diluted share). Also contributing to the net loss was the dramatic and rapid decline in our activity levels and our inability to reduce costs at the same pace as the decline in our revenues.

Revenues

Our revenues for the year ended December 31, 2009 decreased $893.4 million, or 45.3% to $1.1 billion from $2.0 billion for the year ended December 31, 2008. See “Segment Operating Results — Year Ended December 31, 2009 and 2008” below for a more detailed discussion of the change in our revenues.

Direct operating expenses

Our direct operating expenses decreased $470.9 million, or 37.7%, to $779.5 million (72.3% of revenues) for the year ended December 31, 2009, compared to $1.3 billion (63.4% of revenues) for the year ended December 31, 2008. See “Segment Operating Results — Year Ended December 31, 2009 and 2008” below for a more detailed discussion of the change in our direct operating expenses.

Depreciation and amortization expense

Depreciation and amortization expense decreased $1.2 million, or 0.7%, to $169.6 million (15.7% of revenue) during the year ended December 31, 2009, compared to $170.8 million (8.7% of revenue) for the year ended December 31, 2008. The decrease in our depreciation and amortization expense is primarily attributable to decreases in the carrying value of our fixed assets due to the rig retirement and asset impairment charges recorded in the third quarter of 2009. Partially offsetting this decline in depreciation are increases due to accelerated depreciation for assets that we removed from service during the first half of 2009 in response to the downturn in market conditions, as well as a larger fixed asset base in 2009 due to our capital spending in 2008.

General and administrative expenses

General and administrative expenses decreased $79.0 million, or 30.7%, to $178.7 million (16.6% of revenues) for the year ended December 31, 2009, compared to $257.7 million (13.1% of revenues) for the year ended December 31, 2008. Our general and administrative expenses declined as a result of cost cutting measures that we put in place beginning in late 2008 and that continued into 2009 related to reductions in headcount, employee wage rate and benefits reductions, and controlled spending in overhead costs. Equity-based compensation was also lower during the year ended December 31, 2009 as a result of our having accelerated the vesting period on the majority of our stock option and Stock Appreciation Right (“SAR”) awards during the fourth quarter of 2008. As a result of the acceleration, no expense was recognized on these awards during the year ended December 31, 2009.

Asset retirements and impairments

During the year ended December 31, 2009, we recognized $159.8 million in pre-tax charges associated with asset retirements and impairments, compared to $75.1 million for the year ended December 31, 2008. For 2009, our pre-tax charges included $65.9 million related to the retirement of certain of our rigs and associated equipment. Additionally, we identified events and changes in circumstance indicating that the carrying amounts of certain of our asset groups may not be recoverable. Accordingly, we performed a recoverability assessment by comparing the estimated future cash flows for these asset groups to the asset groups’ estimated carrying value. The completion of this test indicated that the carrying value of our pressure pumping equipment was not recoverable and resulted in the recording of a $93.4 million pre-tax impairment charge in our Production Services segment. We also determined that the goodwill recorded in 2009 for contingent consideration paid related to a prior year acquisition in the fishing and rental services line of business within our Production Services segment was impaired, and as such we recorded a pre-tax impairment charge of $0.5 million during 2009.

Upon completion of our annual goodwill impairment test in 2008, there were indicators that the goodwill of our pressure pumping services and fishing and rental services lines of business within our Production Services segment might be impaired. We calculated the implied fair value of these lines of business and determined that the implied fair value was less than the carrying value of the goodwill, meaning that the goodwill was impaired. As a result, during the fourth quarter of 2008, we recorded a pre-tax charge of $69.8 million to write off the goodwill balances of our pressure pumping services and fishing and rental services lines of business within our Production Services segment.

During 2008, the fair value of our investment in IROC Energy Services Corp. (“IROC”), based on publicly available stock prices, remained below its book value. In the fourth quarter of 2008, management determined that, based on IROC’s continued depressed stock price and the overall negative outlook for the general economy and oilfield services sector, the impairment was other than temporary and as a result we recorded a pre-tax charge of $5.4 million in order to write the carrying value of our investment in IROC down to fair value.

Interest expense, net of amounts capitalized

Interest expense decreased $2.2 million for the year ended December 31, 2009, compared to the same period in 2008. The decline is primarily attributable to lower average interest rates on our variable-rate debt instruments, and the repayment of $100.0 million of our revolving credit facility during the second quarter of 2009.

Other, net

The following table summarizes the components of other, net for the periods indicated:

	Year Ended December 31,
	2009	2008
	(In thousands)

Loss on early extinguishment of debt	$472	$—
Loss (gain) on disposal of assets, net	401	(641)
Interest income	(499)	(1,236)
Foreign exchange (gain) loss	(1,482)	3,547
Equity-method loss (income)	1,052	(166)
Other expense, net	(64)	1,336

Total	$(120)	$2,840

In connection with the amendment of our Senior Secured Credit Facility in the fourth quarter of 2009, we recorded a loss on the early extinguishment of debt of $0.5 million.

Income tax benefit (expense)

Our income tax benefit was $91.1 million (36.8% effective rate) on a pre-tax loss of $247.8 million for the year ended December 31, 2009, compared to income tax expense of $90.2 million (51.8% effective rate) on pre-tax income of $174.1 million in 2008. Our effective tax rates differ from the statutory rate of 35% primarily because of state, local and foreign income taxes, and the tax effects of permanent items attributable to book-tax differences.

Year Ended December 31, 2008 and 2007

For the year ended December 31, 2008, our net income was $84.1 million, a 50.3% decrease from net income of $169.3 million for the year ended December 31, 2007. Our earnings per diluted share for the year were $0.67 per share compared to $1.27 per share for the same period in 2007. Items contributing to the decline in net income and diluted earnings per share during 2008 included an impairment of our goodwill ($69.8 million pre- tax, or $0.54 per diluted share); a charge associated with the acceleration of the vesting of certain of our equity awards ($10.9 million pre-tax, or $0.05 per diluted share); an impairment of our investment in IROC ($5.4 million pre-tax, or $0.03 per diluted share); severance charges associated with a reduction in our domestic and international workforce ($2.6 million pre-tax, or $0.01 per diluted share); and the impact of hurricanes and their after-effects along the U.S. Gulf Coast during the third quarter of 2008 (estimated to have decreased our pre-tax earnings by $8.4 million, or $0.04 per diluted share). Partially offsetting these items were price increases implemented during the second and third quarters of 2008, incremental net income from acquisitions we completed during 2008, the full-year effect of acquisitions completed during 2007, and expansion of our wireline operations and operations in Mexico.

Revenues

Our revenues for the year ended December 31, 2008 were $2.0 billion, an increase of $310.1 million, or 18.7%, from $1.7 billion for the year ended December 31, 2007. See “Segment Operating Results — Year Ended December 31, 2008 and 2007” below for a more detailed discussion of the change in our revenues.

Direct operating expenses

Our direct operating expenses increased $264.7 million, or 26.9%, to $1.3 billion (63.4% of revenues) for the year ended December 31, 2008 compared to $985.6 million (59.3% of revenues) for the year ended December 31, 2007. See “Segment Operating Results — Year Ended December 31, 2008 and 2007” below for a more detailed discussion of the change in our direct operating expenses.

Depreciation and amortization expense

Depreciation and amortization expense increased $41.2 million, or 31.7%, to $170.8 million (8.7% of revenues) for the twelve months ended December 31, 2008 compared to $129.6 million (7.8% of revenues) for the same period in 2007. Acquisitions we completed during 2008 contributed $6.6 million to the increase and the full-year effect of acquisitions completed during 2007 during 2008 contributed $24.1 million. The remaining $10.5 million increase can be attributed to a larger fixed asset base.

General and administrative expenses

General and administrative expenses were $257.7 million (13.1% of revenues) for the year ended December 31, 2008, which represented an increase of $27.3 million, or 11.9%, over $230.4 million (13.9% of revenues) for the same period in 2007. Our general and administrative expenses increased as a result of increases in non-equity employee compensations costs due to pay rate increases throughout 2008, incremental costs from acquisitions completed during 2008, and the full-year effect of acquisitions completed in 2007. In addition, during the fourth quarter of 2008, we accelerated the vesting period on certain of our outstanding unvested stock option and SAR awards, resulting in a charge to general and administrative expenses. Partially offsetting this increase were declines in professional fees as a result of our emerging from our delayed financial reporting process and becoming current with our SEC filings and being re-listed on a national stock exchange during 2007.

Asset retirements and impairments

Upon completion of our annual goodwill impairment test in 2008, there were indicators that the goodwill of our Production Services segment might be impaired. We calculated the implied fair value of the goodwill for the Production Services segment and determined that the implied fair value was less than the carrying value of the goodwill, meaning that the goodwill was impaired. As a result, during the fourth quarter of 2008 we recorded a pre-tax charge of $69.8 million to goodwill for the Production Services segment. Management believed that the goodwill of these segments was impaired because of the economic downturn in the second half of 2008 and deterioration in the global credit markets and specifically the downturn in the oilfield services sector, which resulted in a decline in our stock price and market valuation during this period.

During 2008, the fair value of our investment in IROC, based on publicly available stock prices, remained below its book value. In the fourth quarter of 2008, management determined that, based on IROC’s continued depressed stock price and the overall negative outlook for the general economy and oilfield services sector, the impairment was other than temporary. As a result, we recorded a pre-tax charge of $5.4 million in order to write the carrying value of our investment in IROC down to fair value.

Interest expense, net of amounts capitalized

Our interest expense increased $5.0 million, or 13.9%, to $41.2 million for the twelve months ended December 31, 2008 compared to $36.2 million for the same period in 2007. Higher overall debt levels led to the increase in interest expense.

Other, net

The following table summarizes the components of other, net for the periods indicated:

	Year Ended
	December 31,
	2008	2007
	(In thousands)

Loss on early extinguishment of debt	$—	$9,557
(Gain) loss on disposal of assets, net	(641)	1,752
Interest income	(1,236)	(6,630)
Foreign exchange (gain) loss	3,547	(458)
Equity-method income	(166)	(391)
Other expense, net	1,336	402

Total	$2,840	$4,232

In the fourth quarter of 2007 we issued the Senior Notes (defined below). We used the proceeds of the Senior Notes to repay all outstanding amounts under our previous credit facility, and replaced that facility with our current Senior Secured Credit Facility. In connection with these transactions, we wrote off the unamortized debt issuance costs associated with the previous credit facility, resulting in a loss on the early extinguishment of debt of $9.6 million.

Income tax expense

Our income tax expense was $90.2 million (51.8% effective rate) for the year ended December 31, 2008, compared to $106.8 million (38.7% effective rate) for the year ended December 31, 2007. The decrease in income tax expense is primarily attributable to lower pre-tax income in 2008. The increase in our effective tax rate was primarily attributable to the portion of the impairment of our goodwill that was non-deductible for income tax purposes in 2008. The 2008 effective tax rate excluding the goodwill impairment would have been 38.0%. Other differences in the effective tax rate and the statutory rate of 35.0% result primarily from the effect of state and certain foreign income taxes and permanent items attributable to book-tax differences.

Segment Operating Results

We revised our reportable business segments effective in the first quarter of 2009. The new operating segments are Well Servicing and Production Services. Financial results for the years ended December 31, 2008 and 2007 have been recast to reflect the change in reportable segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our operations. Our rig services and fluid management services operations are now aggregated within our Well Servicing segment. Our pressure pumping services, fishing and rental services and wireline services operations, as well as our technology development group in Canada, are now aggregated within our Production Services segment. We also have a reportable segment titled Functional Support that includes expenses associated with managing our operating segments. For a full description of our segments, see “Service Offerings” in “Item 1. Business.”

Year Ended December 31, 2009 and 2008

The following table shows operating results for each of our reportable segments for the twelve month periods ended December 31, 2009 and 2008 (in thousands, except for percentages):

		Production	Functional
For The Year Ended December 31, 2009	Well Servicing	Services	Support

Revenues	$859,747	$218,918	$—
Operating expenses	781,504	240,625	105,586
Asset retirements and impairments	65,869	93,933	—
Operating income (loss)	12,374	(115,640)	(105,586)
Operating income (loss), as a percentage of revenue	1.4%	—52.8%	n/a

		Production	Functional
For The Year Ended December 31, 2008	Well Servicing	Services	Support

Revenues	$1,470,332	$501,756	$—
Operating expenses	1,114,432	407,560	156,816
Asset retirements and impairments	—	69,752	5,385
Operating income (loss)	355,900	24,444	(162,201)
Operating income (loss), as a percentage of revenue	24.2%	4.9%	n/a

Well Servicing

Revenues for our Well Servicing segment decreased $610.6 million, or 41.5%, to $859.7 million for the year ended December 31, 2009, compared to $1.5 billion for the year ended December 31, 2008. The decline in revenues is attributable to lower activity levels and negative pricing pressure as a result of the general downturn in the markets for our services. The demand for our services declined in 2009 as a result of falling prices for oil and natural gas, the downturn in the U.S. and global economies, and tight credit markets, which combined to curtail capital spending by our customers. Partially offsetting this decline in activity were the expansion of our operations in Mexico and incremental rig hours from our Russian joint venture in 2009. For much of the year ended December 31, 2009, the primary focus of activity for our U.S. rig services business shifted towards lower margin repair and maintenance work, and much of this work was being performed for small and mid-sized independent operators. Our traditional customer base of major and large independent producers decreased their activity levels during the period, which led to lower activity and pricing for our U.S. rig services business.

Excluding charges for asset retirements, operating expenses for our Well Servicing segment were $781.5 million (90.9% of revenues) during the year ended December 31, 2009, which represented a decrease of $332.9 million, or 29.9%, compared to $1.1 billion (75.8% of revenues) in 2008. The decline in operating expenses during the year ended December 31, 2009 was attributable to lower employee compensation, lower repairs and maintenance expenses, and lower fuel costs. These costs declined due to our lower activity levels associated with the lower demand for our services during 2009 compared to 2008. We also implemented cost control measures beginning in the fourth quarter of 2008 in response to the downturn in demand for our services, but the dramatic and rapid decline in our revenues during 2009 outpaced our ability to cut costs.

Production Services

Revenues for our Production Services segment decreased $282.8 million, or 56.4%, to $218.9 million for the year ended December 31, 2009, compared to $501.8 million for 2008. The overall decline in revenue for this segment is primarily attributable to lower asset utilization resulting from the decline in gas-directed land drilling activity in the continental United States because of the continued depression of natural gas prices, overall uncertainty about the economy, and tight credit markets. Pressure on pricing as other service providers attempted to maintain market share also impacted our revenues in 2009.

Excluding charges for asset impairments, operating expenses for our Production Services segment decreased $166.9 million, or 41.0%, to $240.6 million (109.9% of revenues) for the year ended December 31, 2009, compared to $407.6 million (81.2% of revenues) in 2008. Operating expenses declined due to reductions in activity, lower fuel prices, decreased expenses for frac sand, and cost control measures we put in place beginning in the fourth quarter of 2008 in response to the downturn in demand for our services. Despite the decline in operating expenses, the dramatic and rapid decline in our revenues outpaced our ability to cut operating expenses for this segment during 2009, resulting in operating costs in excess of revenues.

Functional Support

Excluding the impairment charge on our investment in IROC during the fourth quarter of 2008, operating expenses for Functional Support declined $51.2 million to $105.6 million (9.8% of revenues) for the year ended December 31, 2009, compared to $156.8 million (8.0% of revenues) for 2008. Operating expenses declined as a result of cost cutting measures that we put in place beginning in late 2008 and that continued into 2009 related to reductions in headcount, employee wage rates and benefits reductions, and controlled spending in overhead costs. Equity-based compensation was also lower during the year ended December 31, 2009 as a result of our having accelerated the vesting period on the majority of our stock option and SAR awards during the fourth quarter of 2008. As a result, no expense was recognized on these awards during 2009.

Year Ended December 31, 2008 and 2007

The following table shows operating results for each of our reportable segments for the twelve month periods ended December 31, 2008 and 2007 (in thousands, except for percentages):

		Production	Functional
For The Year Ended December 31, 2008	Well Servicing	Services	Support

Revenues	$1,470,332	$501,756	$—
Operating expenses	1,114,432	407,560	156,816
Asset retirements and impairments	—	69,752	5,385
Operating income (loss)	355,900	24,444	(162,201)
Operating income (loss), as a percentage of revenue	24.2%	4.9%	n/a

		Production	Functional
For The Year Ended December 31, 2007	Well Servicing	Services	Support

Revenues	$1,240,126	$421,886	$—
Operating expenses	879,270	315,919	150,444
Operating income	360,856	105,967	(150,444)
Operating income (loss), as a percentage of revenue	29.1%	25.1%	n/a

Well Servicing

Revenues for our Well Servicing segment increased $230.2 million, or 18.6%, to $1.5 billion for the year ended December 31, 2008, compared to $1.2 billion for the year ended December 31, 2007. The increase in revenues was primarily attributable to the Well Serving segment acquisitions that we completed during 2008, the full year impact of the acquisitions we completed during 2007, the expansion of our operations for PEMEX in Mexico, and price increases we implemented during the second and third quarters of 2008 across most of the markets in which we operate. Partially offsetting these increases in revenues for the Well Servicing segment during 2008 were the effects of hurricanes Ike and Gustav during the third quarter, which restricted our well servicing operations in Texas, Louisiana, and Oklahoma.

Operating expenses for our Well Servicing segment were $1.1 billion (75.8% of revenues) during the year ended December 31, 2008, which represented an increase of $235.2 million, or 26.7%, compared to $0.9 million (70.9% of revenues) for 2007. Operating expenses for our Well Servicing segment increased in 2008 compared to 2007 due to acquisitions we made in 2008 and the full year effect of the acquisitions we completed during 2007, higher per-gallon prices for fuel, higher costs for self-insurance due to increased headcount, higher repair and maintenance expenses due to higher activity levels in 2008, and the expansion of our operations in Mexico.

Production Services

Revenues for our Production Services segment increased $79.9 million, or 18.9%, to $501.8 million for the year ended December 31, 2008, compared to $421.9 million for 2007. The increase in revenues was driven primarily by incremental revenue from acquisitions we made during 2008, organic growth of our pressure pumping equipment fleet, the expansion of our wireline operations, and price increases that we implemented during the second and third quarters of 2008. Partially offsetting the increase in revenues were the effects of hurricanes along the U.S. Gulf Coast during the third quarter of 2008.

Excluding charges for asset impairments, operating expenses for our Production Services segment increased $91.6 million, or 29.0%, to $407.6 million (81.2% of revenues) for the year ended December 31, 2008, compared to $315.9 million (74.9% of revenues) for 2007. The increase in operating expenses for our Production Services segment was driven primarily by incremental operating expenses associated with the acquisitions we made during 2008, increased costs for frac sand and chemicals used in our pressure pumping operations, additional employee compensation associated with the increase in the number of frac crews, and the expansion of our wireline operations.

Functional Support

Excluding charges for asset impairments, operating expenses for Functional Support increased $6.4 million to $156.8 million, or (8.0% of revenues) for the year ended December 31, 2008, compared to $150.4 million (9.1% of revenues) for 2007. Functional Support operating expenses increased in 2008 due to headcount and pay rate increases we made during the first three quarters of 2008, the effects of acquisitions we made during 2008, and increased equity-based compensation associated with the charge we took during the fourth quarter of 2008 in connection with the acceleration of the vesting period on the majority of our stock option and SAR awards.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and cash equivalents, and availability under our Senior Secured Credit Facility. In addition, we expect to receive an income tax refund of approximately $50.0 million in 2010. We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions. As part of our business strategy, we regularly evaluate acquisition opportunities, including equipment and businesses.

We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents are sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures and debt service for the next twelve months. As we have historically done, we may, from time to time, access available funds under our Senior Secured Credit Facility to meet our cash requirements for day-to-day operations and in times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our Senior Secured Credit Facility and, in the case of acquisitions, equity.

As of December 31, 2009, we had working capital of $204.5 million, excluding the current portion of long-term debt, notes payable to related parties, and capital lease obligations totaling $10.2 million. Working capital at December 31, 2008 was $311.5 million, excluding the current portion of long-term debt, notes payable to related parties, and capital lease obligations totaling $25.7 million. Our working capital at December 31, 2009 decreased from 2008 as a result of decreased cash and cash equivalents, due primarily to the repayment of $100.0 million on our revolving credit facility, and decreased accounts receivable due to lower revenues during the period. Partially offsetting these declines were higher income tax receivables due to our current taxable losses, lower accounts payable and lower accrued expenses due to the decline in our activity levels.

As of December 31, 2009, we had $37.4 million of cash and cash equivalents. Of this amount, up to $0.9 million of our accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), including under the FDIC’s Temporary Liquidity Guarantee Program. On January 1, 2010, the lending institution where this amount was held discontinued its participation in the FDIC Temporary Liquidity Guarantee Program. As of December 31, 2009, approximately $18.6 million of our cash and cash equivalents was held in the bank accounts of our foreign subsidiaries. Of this amount, approximately $10.9 million was held by our Russian subsidiary, which is subject to a noncontrolling interest. Approximately $1.0 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. Dollars. We believe that the cash held by our wholly-owned foreign subsidiaries could be repatriated for general corporate use without material withholdings.

As of December 31, 2009, $87.8 million of borrowings and $55.2 million of letters of credit were outstanding under our Senior Secured Credit Facility. As of December 31, 2009, we had $156.9 million of availability under the facility. Under the terms of the Senior Secured Credit Facility, committed letters of credit count against our borrowing capacity. All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment. The weighted average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 3.73% at December 31, 2009. See further discussion under “Debt Service — Senior Secured Credit Facility.” As of February 17, 2010, we had $55.2 million of letters of credit issued under the letter of credit sub-facility and approximately $533.4 million of total debt, notes payable and capital leases. As of February 17, 2010 we had cash and cash equivalents of $27.2 million and available borrowing capacity of $156.9 million under our Senior Secured Credit facility. As of February 17, 2010, approximately $13.0 million of our cash and cash equivalents was held in the bank accounts of our foreign subsidiaries, with $0.6 million of that amount being held in U.S. bank accounts and denominated in U.S. Dollars. Except for the amounts held by our Russian subsidiary, we believe that these balances could be repatriated for general corporate use without material withholdings.

Cash Flows

During the year ended December 31, 2009, we generated cash flows from operating activities of $184.8 million, compared to $367.2 million for the year ended December 31, 2008. Operating cash inflows for 2009 primarily relate to the collection of accounts receivable, partially offset by our overall net loss for the period, as well as by cash paid against accounts payable and other liabilities. Our operating cash flow declined primarily as a result of lower net income for the period, which is attributable to the decrease in our activity levels and pricing during 2009.

Cash used in investing activities was $110.6 million and $329.1 million for year ended December 31, 2009 and 2008, respectively. Investing cash flows during the year ended December 31, 2009 consisted primarily of capital expenditures and our second investment in Geostream, which were financed through cash on hand and cash generated by our operations. Investing cash flows declined from 2008 due to lower capital expenditures and lower net cash paid for acquisitions during the current period.

Cash used in financing activities was $127.5 million during the year ended December 31, 2009 and $8.0 million for 2008. Financing cash flows during 2009 consisted primarily of the repayment of $100.0 million on the outstanding principal balance of our Senior Secured Credit Facility during the second quarter, which was paid through the use of existing cash on hand and cash generated by our operations, and the lump sum repayment of a Related Party Note totaling $12.5 million in the fourth quarter. Financing cash outflows increased during the year ended December 31, 2009 as we did not borrow on our Senior Secured Credit Facility, partially offset by lower cash paid to repurchase our common stock as our share repurchase program expired on March 31, 2009.

The following table summarizes our cash flows for the year ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$184,837	$367,164
Cash paid for capital expenditures	(128,422)	(218,994)
Acquisitions, net of cash acquired	12,007	(63,457)
Acquisition of Leader fixed assets	—	(34,468)
Investment in Geostream	—	(19,306)
Other investing activities, net	5,779	7,151
Repayments of capital lease obligations	(9,847)	(11,506)
Borrowings on revolving credit facility	—	172,813
Payments on revolving credit facility	(100,000)	(35,000)
Repurchases of common stock	(488)	(139,358)
Other financing activities, net	(17,140)	5,081
Effect of changes in exchange rates on cash	(2,023)	4,068

Net (decrease) increase in cash and cash equivalents	$(55,297)	$34,188

Debt Service

During the third quarter of 2009, we amended our Senior Secured Credit Facility to reduce total credit commitments under the facility from $400.0 million to $300.0 million. See “Senior Secured Credit Facility” below for further detail. At December 31, 2009, our annual debt maturities for our Senior Notes (defined below), borrowings under our Senior Secured Credit Facility, notes payable to related parties and other indebtedness are as follows:

Principal Payments
(In thousands)

2010	$3,044
2011	2,000
2012	89,813
2013	—
2014	425,000

Total principal payments	$519,857

Our revolving Senior Secured Credit Facility matures in November 2012. In May 2009, we repaid $100.0 million on the outstanding balance of the revolving credit facility. In October 2009, we made principal payments totaling $14.5 million, plus accrued interest, related to the Related Party Notes. These payments represent a lump sum repayment of one Related Party Note totaling $12.5 million and a $2.0 million annual installment payment on the second Related Party Note. Interest on our Senior Notes is due on June 1 and December 1 of each year. Our Senior Notes mature in December 2014. Interest paid on the Senior Notes during 2009 was $35.6 million. Interest on the Senior Notes due in 2010 will be $35.6 million. We expect to fund interest payments from cash on hand and cash generated by operations.

8.375% Senior Notes

On November 29, 2007, we issued $425.0 million in Senior Notes under an indenture (the “Indenture”). The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were approximately $416.1 million. The Senior Notes were registered as public debt effective August 22, 2008.

The Senior Notes are general unsecured senior obligations of the Company. They rank effectively subordinate to all of our existing and future secured indebtedness. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. The Senior Notes mature on December 1, 2014.

On or after December 1, 2011, the Senior Notes will be subject to redemption at any time and from time to time at our option, in whole or in part, at the redemption prices (expressed as percentages of the principal amount redeemed) below, plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

Year	Percentage

2011	104.19%
2012	102.09%
2013	100.00%

In addition, at any time and from time to time before December 1, 2010, we have the option to redeem up to 35% of the aggregate principal amount of the outstanding Senior Notes at a redemption price of 108.375%, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remains outstanding immediately after each such redemption. These redemptions must occur within 180 days of the date of the closing of the equity offering.

In addition, at any time and from time to time prior to December 1, 2011, we may, at our option, redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount, plus the Applicable Premium (as defined in the Indenture) with respect to the Senior Notes plus accrued and unpaid interest to the redemption date. If we experience a change of control, subject to certain exceptions, we must give holders of the Senior Notes the opportunity to sell to us their Senior Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of purchase.

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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions in connection with the covenants of our Senior Secured Credit Facility. Substantially all of the covenants will terminate before the Senior Notes mature if one of two specified ratings agencies assigns the Senior Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2009, the Senior Notes were below investment grade and have never been assigned investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the Senior Notes later falls below an investment grade rating.

Senior Secured Credit Facility

We maintain a Senior Secured Credit Facility pursuant to a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the administrative agents. We entered into the Senior Secured Credit Facility on November 29, 2007, simultaneously with the offering of the Senior Notes, and entered into an amendment (the “Amendment”) to the Senior Secured Credit Facility on October 27, 2009. As amended, the Senior Secured Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $300.0 million, all of which will mature no later than November 29, 2012.

The Amendment we entered into in the fourth quarter of 2009 reduced the total credit commitments under the facility from $400.0 million to $300.0 million, effected by a pro rata reduction of the commitment of each lender under the facility. We have the ability to request increases in the total commitments under the facility by up to $100.0 million in the aggregate, with any such increases being subject to certain requirements as well as lenders’ approval. Pursuant to the Amendment, we also modified the applicable interest rates and some of the financial covenants, among other changes.

The interest rate per annum applicable to the Senior Secured Credit Facility (as amended) is, at our option, (i) LIBOR plus a margin of 350 to 450 basis points, depending on our consolidated leverage ratio, or, (ii) the base rate (defined as the higher of (x) Bank of America’s prime rate and (y) the Federal Funds rate plus 0.5%), plus a margin of 250 to 350 basis points, depending on our consolidated leverage ratio. Unused commitment fees on the facility range from 0.50% to 0.75%, depending upon our consolidated leverage ratio.

The Senior Secured Credit Facility contains certain financial covenants, which, among other things, require us to maintain certain financial ratios and limit our annual capital expenditures. In addition to covenants that impose restrictions on our ability to repurchase shares, have assets owned by domestic subsidiaries located outside the United States and other such limitations, the amended Senior Secured Credit Facility also requires:

•	that our consolidated funded indebtedness be no greater than 45% of our adjusted total capitalization;

•	that our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the Senior Secured Credit Facility, “EBITDA”) be no greater than (i) 2.50 to 1.00 for the fiscal quarter ended December 31, 2009 through and including the fiscal quarter ending December 31, 2010 and, (ii) thereafter, 2.00 to 1.00;

•	that we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least the following amounts during each corresponding period:

from the fiscal quarter ended December 31, 2009 through and including the fiscal quarter ending June 30, 2010	1.75 to 1.00
through the fiscal quarter ending September 30, 2010	2.00 to 1.00
for the fiscal quarter ending December 31, 2010	2.50 to 1.00
thereafter	3.00 to 1.00;

•	that we limit our capital expenditures (not including any made by foreign subsidiaries that are not wholly-owned) to (i) $135.0 million during fiscal year 2009 and $120.0 million during each subsequent fiscal year if our consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 3.50 to 1.00; or (ii) $250.0 million if our consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is equal to or less than 3.50 to 1.00, subject to certain adjustments;

•	that we only make acquisitions that either (i) are completed for equity consideration, without regard to leverage, or (ii) are completed for cash consideration, but only (A) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is 2.75 to 1.00 or less, (x) there is an aggregate amount of $25.0 million in unused credit commitments under the facility and (y) we are in pro forma compliance with the financial covenants contained in the credit agreement; and (B) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 2.75 to 1.00, in addition to the requirements in subclauses (x) and (y) in clause (A) above, the cash amount paid with respect to acquisitions is limited to $25.0 million per fiscal year (subject to potential increase using amounts then available for capital expenditures and any net cash proceeds we receive after October 27, 2009 in connection with the issuance or sale of equity interests or the incurrence or issuance of certain unsecured debt securities that are identified as being used for such purpose); and

•	that we limit our investment in foreign subsidiaries (including by way of loans made by us and our domestic subsidiaries to foreign subsidiaries and guarantees made by us and our domestic subsidiaries of debt of foreign subsidiaries) to $75.0 million during any fiscal year or an aggregate amount after October 27, 2009 equal to (i) the greater of $200.0 million or 25% of our consolidated net worth, plus (ii) any net cash proceeds we receive after October 27, 2009, in connection with the issuance or sale of equity interests or the incurrence of certain unsecured debt securities that are identified as being used for such purpose.

In addition, the amended Senior Secured Credit Facility contains certain affirmative covenants, including, without limitation, restrictions related to (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments; (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) prepaying, redeeming or repurchasing the Senior Notes or other unsecured debt incurred pursuant to the sixth bullet point listed above; (viii) granting negative pledges other than to the lenders; (ix) changes in the nature of our business; (x) amending organizational documents, or amending or otherwise modifying any debt if such amendment or modification would have a material adverse effect, or amending the Senior Notes or any other unsecured debt incurred pursuant to the sixth bullet point listed above if the effect of such amendment is to shorten the maturity of the Senior Notes or such other unsecured debt; and (xi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.

We may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to our obligation to reimburse the lenders for breakage and redeployment costs. In connection with the Amendment, we wrote off a proportionate amount of the unamortized deferred financing costs associated with the capacity reduction of the credit facility. During the year ended December 31, 2009, we recognized $0.5 million in pre-tax charges in losses on extinguishment of debt associated with the write-off of unamortized deferred financing costs and capitalized $2.5 million in costs associated with the amendment of our Senior Secured Credit Facility.

Related Party Notes Payable

On October 25, 2007, we entered into two notes payable with related parties (each, a “Related Party Note” and, collectively, the “Related Party Notes”). The first Related Party Note was an unsecured note in the amount of $12.5 million, which was due and paid in a lump-sum, together with accrued interest, on October 25, 2009. The second Related Party Note is an unsecured note in the amount of $10.0 million and is payable in annual installments of $2.0 million, plus accrued interest, beginning October 25, 2008 through 2012. Each of the Related Party Notes bore or bears interest at the Federal Funds Rate adjusted annually on the anniversary date of October 25. The interest rate on the remaining outstanding Related Party Note at December 31, 2009 was 0.11%, and the outstanding principal amount was $6.0 million.

Capital Lease Agreements

We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of December 31, 2009, there was approximately $14.3 million outstanding under such equipment leases.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Set forth below is a summary of our contractual obligations as of December 31, 2009. The obligations we pay in future periods reflect certain assumptions, including variability in interest rates on our variable-rate obligations and the duration of our obligations, and actual payments in future periods may vary.

	Payments Due by Period
		Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	Total	(2010)	(2011-2013)	(2014-2015)	(2016+)
	(In thousands)

8.375% Senior Notes due 2014	$425,000	$—	$—	$425,000	$—
Interest associated with 8.375% Senior Notes due 2014	178,073	35,595	106,883	35,595	—
Borrowings under Senior Secured Credit Facility	87,813	—	87,813	—	—
Interest associated with Senior Secured Credit Facility(1)	9,667	3,276	6,391	—	—
Commitment and availability fees associated with Senior Secured Credit Facility	1,821	607	1,214	—	—
Notes payable — related party, excluding discount	6,000	2,000	4,000	—	—
Interest associated with notes payable — related party(1)	81	42	39	—	—
Capital lease obligations, excluding interest and executory costs	14,313	7,209	7,104	—	—
Interest and executory costs associated with capital lease obligations(1)	647	308	339	—	—
Other long-term indebtedness	1,044	1,044	—	—	—
Interest associated with other long-term indebtedness(1)	10	10	—	—	—
Non-cancelable operating leases	24,533	7,230	11,684	3,982	1,637
Liabilities for uncertain tax positions	3,232	1,654	1,432	146	—
Equity based compensation liability awards(2)	2,912	1,585	1,327	—	—
Earnout payments(3)	25,500	500	25,000	—	—

Total	$780,646	$61,060	$253,226	$464,723	$1,637

(1)	Based on interest rates in effect at December 31, 2009.

(2)	Based on our stock price at December 31, 2009.

(3)	Assumes performance targets are achieved.

We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents are sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures and debt service for 2010. As we have historically done, we may, from time to time, access available funds under our Senior Secured Credit Facility to supplement our liquidity to meet cash requirements for day to day operations and times of peak needs throughout the year. Our planned capital expenditures as well as any acquisitions we choose to pursue, are expected to be financed through a combination of cash on hand, cash flow from operations and borrowings under our Senior Secured Credit Facility.

Debt Compliance

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

At December 31, 2009, we were in compliance with all the financial covenants under the Senior Secured Credit Facility, as amended, and our Senior Notes. Based on management’s current projections, we expect to be in compliance with all the covenants under our Senior Secured Credit Facility and Senior Notes for the next twelve months. A breach of any of the covenants, ratios or tests under our debt could result in a default under our indebtedness. See “Item 1A. Risk Factors.”

Capital Expenditures

During the year ended December 31, 2009, our capital expenditures totaled $128.4 million, mostly related to the expansion of our operations in Mexico and Russia, drill strings and nitrogen units for our rental operations, capitalized costs for new information systems, asset acquisitions for our fluids management operations, and maintenance of our existing fleet. Our capital expenditures program is expected to total approximately $140.0 million during 2010, focusing mainly on the maintenance of our fleet. Our capital expenditure program for 2010 is subject to market conditions, including activity levels, commodity prices and industry capacity. Our focus for 2010 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2010 to increase market share or expand our presence into a new market. We currently anticipate funding our 2010 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our Senior Secured Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

Geostream Investment

On September 1, 2009, we acquired an additional 24% interest in Geostream for approximately $16.4 million. Geostream is an oilfield services company in the Russian Federation providing drilling and workover services and sub-surface engineering and modeling in Russia. This was our second investment in Geostream pursuant to an agreement dated August 26, 2008, as amended. This second investment brings our total investment in Geostream to 50%. Upon acquiring the 50% interest, we also obtained majority representation on Geostream’s board of directors and therefore a controlling interest. The results of Geostream have been included in our consolidated financial statements since the acquisition date. As a result of this acquisition, we expect to expand our international presence in Russia where the wells are shallow and are suited to the services that we perform.

The fair value of the consideration transferred for the 50% interest in Geostream totaled approximately $35.0 million, which consisted of cash consideration in the second investment on September 1, 2009 and the fair value of our previous equity interest. In conjunction with the second investment, Geostream agreed to purchase from us a customized suite of equipment, including two workover rigs, two drilling rigs, associated complementary support equipment, cementing equipment, and fishing tools for approximately $23.0 million, a portion of which will be financed by us. Concurrent with the second investment, Geostream paid us approximately $16.0 million in cash, representing a down payment on the equipment we will deliver to them. We began delivery of the equipment under the purchase agreement during the fourth quarter of 2009.

Under the Geostream agreement, as amended, for a period not to exceed six years subsequent to October 31, 2008, we have the option to increase our ownership percentage of Geostream to 100%. However,

if we have not acquired 100% of Geostream on or before the end of the six-year period, we will be required to arrange an initial public offering for those shares.

Critical Accounting Policies

Our Accounting Department is responsible for the development and application of our accounting policies and internal control procedures and reports to the Chief Financial Officer.

The process and preparation of our financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make certain estimates, judgments and assumptions, which may affect the reported amounts of our assets and liabilities, disclosures of contingencies at the balance sheet date, the amounts of revenues and expenses recognized during the reporting period and the presentation of our statement of cash flows. We may record materially different amounts if these estimates, judgments and assumptions change or if actual results differ. However, we analyze our estimates, assumptions and judgments based on our historical experience and various other factors that we believe to be reasonable under the circumstances.

We have identified the following critical accounting policies that require a significant amount of estimation and judgment to accurately present our financial position, results of operations and cash flows:

•	Estimate of reserves for workers’ compensation, vehicular liability and other self-insurance;

•	Contingencies;

•	Income taxes;

•	Estimates of depreciable lives;

•	Valuation of indefinite-lived intangible assets;

•	Valuation of tangible and finite-lived intangible assets; and

•	Valuation of equity-based compensation.

Workers’ Compensation, Vehicular Liability and Other Self-Insurance

Our operations expose our employees to hazards generally associated with the oilfield. Heavy lifting, moving equipment and slippery surfaces can cause or contribute to accidents involving our employees and third parties who may be present at a site. Environmental conditions in remote domestic oil and natural gas basins range from extreme cold to extreme heat, from heavy rain to blowing dust. Those conditions can also lead to or contribute to accidents. Our business activities involve the use of a significant number of fluid transport trucks, other oilfield vehicles and supporting rolling stock that move on public and private roads. Vehicle accidents are a significant risk for us. We also conduct limited contract drilling operations, which present additional hazards inherent in the drilling of wells, such as blowouts, explosions and fires, which could result in loss of hole, damaged equipment and personal injury. All of these hazards and accidents could result in damage to our property or a third party’s property or injury or death to our employees or third parties. Although we purchase insurance to protect against large losses, much of the risk is retained in the form of large deductibles or self-insured retentions.

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

We are largely self-insured for physical damage to our equipment and automobiles. Our accruals that we maintain on our consolidated balance sheet relate to deductibles and self-insured retentions, which we estimate through the use of historical claims data and trend analysis. The actual outcome of any claim could differ significantly from estimated amounts. We adjust loss estimates in the calculation of these accruals, based upon actual claim settlements and reported claims. Changes in our assumptions and estimates could potentially have a negative impact on our earnings.

Contingencies

We are periodically required to record other loss contingencies, which relate to lawsuits, claims, proceedings and tax-related audits in the normal course of our operations, on our consolidated balance sheet. We record a loss contingency for these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We periodically review our loss contingencies to ensure that we have appropriate liabilities recorded on the balance sheet. We adjust these liabilities based on estimates and judgments made by management with respect to the likely outcome of these matters, including the effect of any applicable insurance coverage for litigation matters. Our estimates and judgments could change based on new information, changes in laws or regulations, changes in management’s plans or intentions, the outcome of legal proceedings, settlements or other factors. Actual results could vary materially from these reserves.

We record liabilities when environmental assessment indicates that site remediation efforts are probable and the costs can be reasonably estimated. We measure environmental liabilities based, in part, on relevant past experience, currently enacted laws and regulations, existing technology, site-specific costs and cost-sharing arrangements. Recognition of any joint and several liability is based upon our best estimate of our final pro-rata share of such liability or the low amount in a range of estimates. These assumptions involve the judgments and estimates of management, and any changes in assumptions or new information could lead to increases or decreases in our ultimate liability, with any such changes recognized immediately in earnings.

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

Income Taxes

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

We establish valuation allowances to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some or all of the deferred tax assets will not be realized in future periods. To assess the likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the domestic and international tax jurisdictions in which we operate.

If our estimates or assumptions regarding our current and deferred tax items are inaccurate or are modified, these changes could have potentially material negative impacts on our earnings. See “Note 12. Income Taxes” in “Item 8. Financial Statements and Supplementary Data,” for further discussion of accounting for our income taxes, changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.

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

We depreciate our operational assets over their depreciable lives to their salvage value, which is 10% of the acquisition cost. We recognize a gain or loss upon ultimate disposal of the asset based on the difference between the carrying value of the asset on the disposal date and any proceeds we receive in connection with the disposal.

We periodically analyze our estimates of the depreciable lives of our fixed assets to determine if the depreciable periods and salvage value continue to be appropriate. We also analyze useful lives and salvage value when events or conditions occur that could shorten the remaining depreciable life of the asset. We review the depreciable periods and salvage values for reasonableness, given current conditions. As a result, our depreciation expense is based upon estimates of depreciable lives of the fixed assets, the salvage value and economic factors, all of which require management to make significant judgments and estimates. If we determine that the depreciable lives should be different than originally estimated, depreciation expense may increase or decrease and impairments in the carrying values of our fixed assets may result, which could negatively impact our earnings.

Valuation of Indefinite-Lived Intangible Assets

We periodically review our intangible assets not subject to amortization, including our goodwill, to determine whether an impairment of those assets may exist. These tests must be made on at least an annual basis, or more often if circumstances indicate that the assets may be impaired. These circumstances include, but are not limited to, significant adverse changes in the business climate.

The test for impairment of indefinite-lived intangible assets is a two step test. In the first step, a fair value is calculated for each of our reporting units, and that fair value is compared to the current carrying value of the reporting unit, including the reporting unit’s goodwill. If the fair value of the reporting unit exceeds its carrying value, there is no potential impairment, and the second step is not performed. If the carrying value exceeds the fair value of the reporting unit, then the second step is required.

The second step of the test for impairment compares the implied fair value of the reporting unit’s goodwill to its current carrying value. The implied fair value of the reporting unit’s goodwill is determined in the same manner as the amount of goodwill that would be recognized in a business combination, with the purchase price being equal to the fair value of the reporting unit. If the implied fair value of the reporting unit’s goodwill is in excess of its carrying value, no impairment charge is recorded. If the carrying value of the reporting unit’s goodwill is in excess of its implied fair value, an impairment charge equal to the excess is recorded.

We conduct our annual impairment test for goodwill and other intangible assets not subject to amortization as of December 31 of each year. In determining the fair value of our reporting units, we use a weighted-average approach of three commonly used valuation techniques — a discounted cash flow method, a guideline companies method, and a similar transactions method. We assign a weight to the results of each of these methods based on the facts and circumstances that are in existence for that testing period. During 2009, because of our international expansion in Russia, acquisitions we made in prior years, and the overall economic downturn that affected all companies’ stock prices and market valuation, we assigned more weight to the discounted cash flow method. We also weighted the discounted cash flow method more heavily in 2008 for similar reasons. In prior years, we had assigned more weight to the guideline companies method.

In addition to the estimates made by management regarding the weighting of the various valuation techniques, the creation of the techniques themselves requires that we make significant estimates and assumptions. The discounted cash flow method, which was assigned the highest weight by management during the current year, requires us to make assumptions about future cash flows, future growth rates, tax rates in future periods, book-tax differences in the carrying value of our assets in future periods, and discount rates. The assumptions about future cash flows and growth rates are based on our current budgets for future periods, as well as our strategic plans, the beliefs of management about future activity levels, and analysts’ expectations about our revenues, profitability and cash flows in future periods. The assumptions about our future tax rates and book-tax differences in the carrying value of our assets in future periods are based on the assumptions about our future cash flows and growth rates, and management’s knowledge of and beliefs about tax law and practice in current and future periods. The assumptions about discount rates include an assessment of the specific risk associated with each reporting unit being tested, and were developed with the assistance of a third-party valuation consultant, who reviewed our estimates, assumptions and calculations. The ultimate conclusions of the valuation techniques remain our responsibility.

While this test is required on an annual basis, it can also be required more frequently based on changes in external factors or other triggering events, such as an impairment test of our long-lived assets. We conducted our most recent annual test for impairment of our goodwill and other indefinite-lived intangible assets as of December 31, 2009. On that date, our rig services reporting unit had $298.6 million of goodwill, our fluid management services reporting unit had $18.6 million of goodwill, and AMI had $4.1 million of goodwill. Our pressure pumping services, fishing and rental services, and wireline services reporting units did not have any goodwill, because either all of the goodwill for those reporting units had been impaired in prior periods or the reporting unit had been created entirely through organic growth. The $24.8 million of goodwill associated with our acquisition of Geostream was not included in this annual assessment due to the specific nature of the transaction giving rise to the goodwill and the recent nature of the fair value assessment in connection with the acquisition. Based on the results of our annual test, the fair value of our reporting units that have goodwill substantially exceeded their carrying values. Because the fair value of those reporting units substantially exceeded their carrying values, we determined that no potential for impairment of our goodwill associated with those reporting units existed as of December 31, 2009, and that step two of the impairment test was not required.

As noted above, the determination of the fair value of our reporting units is heavily dependent upon certain estimates and assumptions that we make about our reporting units. While the estimates and assumptions that we made regarding our reporting units for our 2009 annual test indicated that the fair values of the reporting units exceeded their carrying values and we believe that our estimates and assumptions are reasonable, it is possible that changes in those estimates and assumptions could impact the determination of the fair value of our reporting units. Discount rates we use in future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we chose different comparable companies in determining the appropriate discount rate for our reporting units. Additionally, our future projected cash flows for our reporting units could significantly impact the fair value of our reporting units, and if our current projections about our future activity levels, pricing, and cost structure are inaccurate, the fair value of our reporting units could change materially. If the current recovery in the overall economy is temporary in nature or if there is a significant and rapid adverse change in our business in the near- or mid-term for any of our reporting units, our current estimates of the fair value of our reporting units could decrease significantly, leading to possible impairment charges in future periods. Based on our current knowledge and beliefs, we do not feel that material adverse changes to our current estimates and assumptions such that our reporting units would fail step one of the impairment test are reasonably possible.

As discussed in “Note 7. Goodwill and Other Intangible Assets” in “Item 8. Financial Statements and Supplementary Data,” during the third quarter of 2009, we identified a triggering event that required us to test our goodwill for impairment on an interim basis. As a result of that test, we determined that the goodwill associated with our fishing and rental services reporting unit was impaired, and recorded a pre-tax charge of $0.5 million to write off the goodwill associated with that reporting unit.

Valuation of Tangible and Finite-Lived Intangible Assets

Our fixed assets and finite-lived intangibles are tested for potential impairment when circumstances or events indicate a possible impairment may exist. These circumstances or events are referred to as “trigger events” and examples of such trigger events include, but are not limited to, an adverse change in market conditions, a significant decrease in benefits being derived from an acquired business, or a significant disposal of a particular asset or asset class.

If a trigger event occurs, an impairment test is performed based on an undiscounted cash flow analysis. To perform an impairment test, we make judgments, estimates and assumptions regarding long-term forecasts or revenues and expenses relating to the assets subject to review. Market conditions, energy prices, estimated depreciable lives of the assets, discount rate assumptions and legal factors impact our operations and have a significant effect on the estimates we use to determine whether our assets are impaired. If the results of the analysis indicate that the carrying value of the assets being tested for impairment are not recoverable, then we record an impairment charge to write the carrying value of the assets down to their fair value. Using different judgments, assumptions or estimates, we could potentially arrive at a materially different fair value for the assets being tested for impairment, which may result in an impairment charge.

As discussed in “Note 6. Property, Plant and Equipment” in “Item 8. Financial Statements and Supplementary Data,” during the third quarter of 2009 we retired a portion of our U.S. rig fleet and associated support equipment. We identified this as a trigger event that required us to test our well servicing fixed assets for impairment. Based on our analysis, the expected undiscounted cash flows for these assets exceeded their carrying value, and no indication of impairment existed, and we do not feel that material adverse changes in our estimates or assumptions such that our well servicing assets’ carrying value exceeded their fair value is reasonably possible.

However, during the third quarter of 2009, due to continuing market overcapacity, continued and prolonged depression of natural gas prices, decreased activity levels from our major customer base related to stimulation work and consecutive quarterly operating losses, we determined that events and changes in circumstances occurred indicating that the carrying value of the assets in our Production Services segment may not have been recoverable. We performed an assessment of the fair value of these asset groups using an expected present value technique based on undiscounted cash flows. We used discounted cash flow models involving assumptions based on the utilization of the equipment, revenues, expenses, capital expenditures and working capital requirements. Our discounted cash flow projections were based on financial forecasts and were discounted using a discount rate of 14%. Based on this assessment, the fair value of our pressure pumping assets was less than their carrying value, and this resulted in the recording of a pre-tax impairment charge of $93.4 million during the third quarter of 2009.

The impairment tests for our well servicing and pressure pumping assets also triggered an interim test of our goodwill and indefinite-lived intangible assets for potential impairment during the third quarter of 2009. We did not identify any trigger events causing us to test our tangible and finite-lived intangible assets for impairment during the first, second, or fourth quarters of 2009.

Valuation of Equity-Based Compensation

We have granted stock options, stock-settled stock appreciation rights (“SARs”), restricted stock (“RSAs”), and phantom shares (“Phantom Shares”) to our employees and non-employee directors. The option and SAR awards we grant are fair valued using a Black-Scholes option model on the grant date and are amortized to compensation expense over the vesting period of the option award, net of estimated and actual forfeitures. Compensation related to RSAs is based on the fair value of the award on the grant date and is recognized based on the vesting requirements that have been satisfied during the period. Phantom Shares are accounted for at fair value, and changes in the fair value of these awards are recorded as compensation expense during the period. See “Note 18. Share-Based Compensation” in “Item 8. Financial Statements and Supplementary Data” for further discussion of the various award types and our accounting for our equity-based compensation.

In utilizing the Black-Scholes option pricing model to determine fair values of awards, certain assumptions are made which are based on subjective expectations, and are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility in the price of our common stock, the risk-free interest rate and the expected life of awards.

We used the following weighted average assumptions in the Black-Scholes option pricing model for determining the fair value of our stock option grants during the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.21%	2.86%	4.41%
Expected life of options, years	6	6	6
Expected volatility of the Company’s stock price	53.70%	36.86%	39.49%
Expected dividends	none	none	none

We calculate the expected volatility for our stock option grants by measuring the volatility of our historical stock price for a period equal to the expected life of the option and ending at the time the option was granted. We determine the risk-free interest rate based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. In estimating the expected lives of our stock options and SARs, we have elected to use the simplified method. During the time that we did not have current financial statements filed with the SEC, our options were legally restricted from being exercised; therefore we believe that we do not have access to sufficient historical exercise data to appropriately provide a reasonable basis upon which to estimate the expected term of stock option awards. The expected life is less than the term of the option as option holders, in our experience, exercise or forfeit the options during the term of the option.

We are not required to recalculate the fair value of our stock option grants estimated using the Black-Scholes option pricing model after the initial calculation unless the original option grant terms are modified. However, a 10 percent increase in our expected volatility and risk-free rate at the grant date would have increased our compensation expense for the year ended December 31, 2009 by less than $0.1 million.

New Accounting Standards Adopted in this Report

SFAS 141(R).  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS 141(R) on January 1, 2009, but did not consummate any business combinations during the three months ended March 31, 2009. SFAS 141(R) may have an impact on our consolidated financial statements in the future. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of any acquisitions consummated after the effective date.

SFAS 160.  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — An amendment of ARB No. 51 (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements , to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is a third-party ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires the consolidated statement of income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also requires disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. We adopted the provisions of SFAS 160 on January 1, 2009. The adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

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

ASU 2009-01.  In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

ASU 2009-05.  In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period subsequent to August 2009 and the adoption of this update did not have a material impact on our financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted in this Report

SFAS 166.  In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations or cash flows.

SFAS 167.  In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the scope of FIN 46(R) to include entities previously considered qualifying special-purpose entities by FIN 46(R), as the concept of a qualifying special-purpose entity was eliminated in SFAS 166. This standard shifts the guidance for determining which enterprise in a Variable Interest Entity consolidates that entity from a quantitative consideration of who is the primary beneficiary to a qualitative focus of which entity has the power to direct activities and the obligation to absorb losses. This standard is to be effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations or cash flows.

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

ASU 2009-14.  In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 was issued to address concerns relating to the accounting for revenue arrangements that contain tangible products and software that is “more than incidental” to the product as a whole. Existing guidance in such circumstances requires entities to use VSOE of a selling price to separate deliverables in a multiple-deliverable arrangement. Reporting entities raised concerns that the current accounting model does not appropriately reflect the economics of the underlying transactions and that more software-enabled products now fall or will fall within the scope of the current guidance than originally intended. ASU 2009-14 changes the current accounting model for revenue arrangements that include both tangible products and software elements to exclude those where the software components are essential to the tangible products’ core functionality. In addition, ASU 2009-14 also requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance, and provides guidance on how to determine which software, if any, relating to tangible products is considered essential to the tangible products’ functionality and should be excluded from the scope of software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that contains tangible products and software that is not essential to the product’s functionality. ASU 2009-14 was issued concurrently with ASU 2009-13 and also requires entities to provide the disclosures required by ASU 2009-13 that are included within the scope of ASU 2009-14. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may also elect, but are not required, to adopt ASU 2009-14 retrospectively to prior periods, and must adopt ASU 2009-14 in the same period and using the same transition methods that it uses to adopt ASU 2009-13. We expect to adopt the provisions of ASU 2009-14 on January 1, 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

ASU 2009-17.  In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. We will adopt ASU 2009-17 on January 1, 2010 and do not anticipate that the adoption of this standard will have a material effect on our financial position, results of operations, or cash flows.

ASU 2010-02.  In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for us for the first reporting period beginning after December 13, 2009. We will adopt the provisions of ASU 2010-02 on January 1, 2010 and do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

ASU 2010-06.  In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. We will adopt the provisions of ASU 2010-06 on January 1, 2010 and do not expect that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

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

Interest Rate Risk

As of December 31, 2009, we had outstanding $425.0 million of 8.375% Senior Notes due 2014. These notes are fixed-rate obligations, and as such do not subject us to risks associated with changes in interest rates. Borrowings under our Senior Secured Credit Facility, our capital lease obligations, and our Related Party Notes all bear interest at variable interest rates, and therefore expose us to interest rate risk. As of December 31, 2009, the weighted average interest rate on our outstanding variable-rate debt obligations was 3.24%. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by approximately $0.4 million.

Foreign Currency Risk

As of December 31, 2009, we conduct operations in Argentina, Mexico, the Russian Federation, and also own Canadian subsidiaries and have equity-method investments in two Canadian companies. The functional currency is the local currency for all of these entities, and as such we are exposed to the risk of changes in the exchange rates between the U.S. Dollar and the local currencies. For balances denominated in our foreign subsidiaries’ local currency, changes in the value of the subsidiaries’ assets and liabilities due to changes in exchange rates are deferred and accumulated in other comprehensive income until we liquidate our investment. For balances denominated in currencies other than the local currency, our foreign subsidiaries must remeasure the balance at the end of each period to an equivalent amount of local currency, with changes reflected in earnings during the period. A hypothetical 10% decrease in the average value of the U.S. Dollar relative to the value of the local currencies for our Argentinean, Mexican, Russian and Canadian subsidiaries and our Canadian investments would decrease our net income by approximately $0.2 million.

Equity Risk

Certain of our equity-based compensation awards’ fair values are determined based upon the price of our common stock on the measurement date. Any increase in the price of our common stock would lead to a corresponding increase in the fair value of those awards. A 10% increase in the price of our common stock from its value at December 31, 2009 would increase annual compensation expense recognized on these awards by approximately $0.1 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Key Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Key Energy Services, Inc.

We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Maryland corporation) and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Energy Services, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Key Energy Services, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010, expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/  GRANT THORNTON LLP

Houston, Texas
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Key Energy Services, Inc.

We have audited Key Energy Services, Inc. (a Maryland corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Key Energy Services, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Key Energy Services, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

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

In our opinion, Key Energy Services, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, statements of operations, comprehensive income, stockholders’ equity, and cash flows of Key Energy Services, Inc. and Subsidiaries and our report dated February 26, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  GRANT THORNTON LLP

Houston, Texas
February 26, 2010

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$37,394	$92,691
Accounts receivable, net of allowance for doubtful accounts of $5,441 and $11,468	214,662	377,353
Inventories	27,452	34,756
Prepaid expenses	14,212	15,513
Deferred tax assets	25,323	26,623
Income taxes receivable	50,025	4,848
Other current assets	15,064	7,338

Total current assets	384,132	559,122

Property and equipment, gross	1,728,174	1,858,307
Accumulated depreciation	(863,566)	(806,624)

Property and equipment, net	864,608	1,051,683

Goodwill	346,102	320,992
Other intangible assets, net	41,048	42,345
Deferred financing costs, net	10,421	10,489
Equity-method investments	5,203	24,220
Other assets	12,896	8,072

TOTAL ASSETS	$1,664,410	$2,016,923

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,086	$46,185
Accrued liabilities	130,517	197,116
Accrued interest	3,014	4,368
Current portion of capital lease obligations	7,203	9,386
Current portion of notes payable — related parties, net of discount	1,931	14,318
Current portion of long-term debt	1,018	2,000

Total current liabilities	189,769	273,373

Capital lease obligations, less current portion	7,110	13,763
Notes payable — related parties, less current portion	4,000	6,000
Long-term debt, less current portion	512,839	613,828
Workers’ compensation, vehicular and health insurance liabilities	40,855	43,151
Deferred tax liabilities	146,980	188,581
Other non-current accrued liabilities	19,717	17,495
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 123,993,480 and 121,305,289 shares issued and outstanding	12,399	12,131
Additional paid-in capital	608,223	601,872
Accumulated other comprehensive loss	(50,763)	(46,550)
Retained earnings	137,158	293,279

Total equity attributable to common stockholders	707,017	860,732
Noncontrolling interest	36,123	—

Total equity	743,140	860,732

TOTAL LIABILITIES AND EQUITY	$1,664,410	$2,016,923

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

REVENUES	$1,078,665	$1,972,088	$1,662,012
COSTS AND EXPENSES:
Direct operating expenses	779,457	1,250,327	985,614
Depreciation and amortization expense	169,562	170,774	129,623
General and administrative expenses	178,696	257,707	230,396
Asset retirements and impairments	159,802	75,137	—
Interest expense, net of amounts capitalized	39,069	41,247	36,207
Other, net	(120)	2,840	4,232

Total costs and expenses, net	1,326,466	1,798,032	1,386,072

(Loss) income before taxes and noncontrolling interest	(247,801)	174,056	275,940
Income tax benefit (expense)	91,125	(90,243)	(106,768)

Net (Loss) Income	(156,676)	83,813	169,172

Noncontrolling interest	(555)	(245)	(117)

(LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(156,121)	$84,058	$169,289

(Loss) earnings per share attributable to common stockholders:
Basic	$(1.29)	$0.68	$1.29
Diluted	$(1.29)	$0.67	$1.27
Weighted average shares outstanding:
Basic	121,072	124,246	131,194
Diluted	121,072	125,565	133,551

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net (Loss) Income	$(156,676)	$83,813	$169,172
Other comprehensive (loss) income, net of tax:
Foreign currency translation loss, net of tax of $(347), $(952), and $0	(4,243)	(8,561)	(1,281)
Net deferred loss from cash flow hedges, net of tax of $0, $0, and $(115)	—	—	(213)
Deferred gain (loss) from available for sale investments, net of tax of $0, $0 and $(97)	30	(8)	(203)

Total other comprehensive loss, net of tax	(4,213)	(8,569)	(1,697)

Comprehensive (loss) income, net of tax	(160,889)	75,244	167,475
Comprehensive loss attributable to noncontrolling interest	(416)	(316)	(119)

COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(160,473)	$75,560	$167,594

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
(Loss) income attributable to common stockholders	$(156,121)	$84,058	$169,289
Adjustments to reconcile (loss) income attributable to common stockholders to net cash provided by operating activities:
Noncontrolling interest	(555)	(245)	(117)
Depreciation and amortization expense	169,562	170,774	129,623
Asset retirements and impairments	159,802	75,137	—
Bad debt expense	3,295	37	3,675
Accretion of asset retirement obligations	533	594	585
Loss (income) from equity-method investments	1,057	(160)	(387)
Amortization of deferred financing costs and discount	2,182	2,115	1,680
Deferred income tax (benefit) expense	(41,257)	29,747	24,613
Capitalized interest	(4,335)	(6,514)	(5,296)
Loss (gain) on disposal of assets, net	401	(641)	1,752
Loss on early extinguishment of debt	472	—	9,557
Loss on sale of available for sale investments, net	30	—	—
Share-based compensation	6,381	24,233	9,355
Excess tax benefits from share-based compensation	(580)	(1,733)	(3,401)
Changes in working capital:
Accounts receivable	168,824	(34,943)	(48,387)
Other current assets	461	(15,622)	(15,578)
Accounts payable, accrued interest and accrued expenses	(126,949)	46,375	(1,360)
Cash paid for legal settlement with former chief executive officer	—	—	(21,200)
Share-based compensation liability awards	646	(516)	3,701
Other assets and liabilities	988	(5,532)	(8,185)

Net cash provided by operating activities	184,837	367,164	249,919

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(128,422)	(218,994)	(212,560)
Proceeds from sale of fixed assets	5,580	7,961	8,427
Investment in Geostream Services Group	—	(19,306)	—
Acquisitions, net of cash acquired of $28,362, $2,017, and $2,154, respectively	12,007	(99,011)	(160,278)
Dividend from equity-method investments	199	—	—
Cash paid for short-term investments	—	—	(121,613)
Proceeds from sale of short-term investments	—	276	183,177

Net cash used in investing activities	(110,636)	(329,074)	(302,847)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(16,552)	(3,026)	(396,000)
Proceeds from long-term debt	—	—	425,000
Repayments of capital lease obligations	(9,847)	(11,506)	(11,316)
Borrowings on revolving credit facility	—	172,813	50,000
Repayments on revolving credit facility	(100,000)	(35,000)	—
Repayments of debt assumed in acquisitions	—	—	(17,435)
Repurchases of common stock	(488)	(139,358)	(30,454)
Proceeds from exercise of stock options	1,306	6,688	13,444
Payment of deferred financing costs	(2,474)	(314)	(13,400)
Excess tax benefits from share-based compensation	580	1,733	3,401

Net cash (used in) provided by financing activities	(127,475)	(7,970)	23,240

Effect of changes in exchange rates on cash	(2,023)	4,068	(184)

Net (decrease) increase in cash and cash equivalents	(55,297)	34,188	(29,872)

Cash and cash equivalents, beginning of period	92,691	58,503	88,375

Cash and cash equivalents, end of period	$37,394	$92,691	$58,503

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCKHOLDERS
				Accumulated
	Common Stock		Additional	Other
	Number of	Amount	Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	at par	Capital	Loss	Earnings	Interest	Total
	(In thousands)

BALANCE AT DECEMBER 31, 2006	131,624	$13,162	$711,798	$(36,284)	$39,932	$—	$728,608

Comprehensive loss, net of tax	—	—	—	(1,697)	—	—	(1,697)
Common stock purchases	(2,414)	(241)	(33,161)	—	—	—	(33,402)
Purchase of AFTI	—	—	—	—	—	368	368
Exercise of stock options	1,598	159	13,285	—	—	—	13,444
Exercise of warrants	23	2	(2)	—	—	—	—
Share-based compensation	312	32	9,323	—	—	—	9,355
Tax benefits from share-based compensation	—	—	3,401	—	—	—	3,401
Net income	—	—	—	—	169,289	(117)	169,172

BALANCE AT DECEMBER 31, 2007	131,143	13,114	704,644	(37,981)	209,221	251	889,249

Comprehensive loss, net of tax	—	—	—	(8,569)	—	—	(8,569)
Common stock purchases	(11,183)	(1,118)	(135,291)	—	—	—	(136,409)
Deconsolidation of AFTI	—	—	—	—	—	(6)	(6)
Exercise of stock options	757	76	6,612	—	—	—	6,688
Exercise of warrants	160	16	(16)	—	—	—	—
Share-based compensation	428	43	24,190	—	—	—	24,233
Tax benefits from share-based compensation	—	—	1,733	—	—	—	1,733
Net income	—	—	—	—	84,058	(245)	83,813

BALANCE AT DECEMBER 31, 2008	121,305	12,131	601,872	(46,550)	293,279	—	860,732

Comprehensive loss, net of tax	—	—	—	(4,213)	—	(7)	(4,220)
Common stock purchases	(72)	(7)	(481)	—	—	—	(488)
Exercise of stock options	418	42	1,264	—	—	—	1,306
Issuance of warrants	—	—	367	—	—	—	367
Share-based compensation	2,342	233	5,781	—	—	—	6,014
Tax benefits from share-based compensation	—	—	(580)	—	—	—	(580)
Net loss	—	—	—	—	(156,121)	(555)	(156,676)
Purchase of Geostream	—	—	—	—	—	36,685	36,685

BALANCE AT DECEMBER 31, 2009	123,993	$12,399	$608,223	$(50,763)	$137,158	$36,123	$743,140

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies, including rig-based well maintenance, workover, well completion and recompletion services, fluid management services, pressure pumping services, fishing and rental services and ancillary oilfield services. We operate in most major oil and natural gas producing regions of the continental United States, and have operations based in Mexico, Argentina and the Russian Federation. We also own a technology development company based in Canada and have equity interests in oilfield service companies in Canada.

Basis of Presentation

The consolidated financial statements included in this Annual Report on Form 10-K present our financial position, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).

The preparation of these consolidated financial statements requires us to develop estimates and to make assumptions that affect our financial position, results of operations and cash flows. These estimates also impact the nature and extent of our disclosure, if any, of our contingent liabilities. Among other things, we use estimates to (i) analyze assets for possible impairment, (ii) determine depreciable lives for our assets, (iii) assess future tax exposure and realization of deferred tax assets, (iv) determine amounts to accrue for contingencies, (v) value tangible and intangible assets, (vi) assess workers’ compensation, vehicular liability, self-insured risk accruals and other insurance reserves, (vii) provide allowances for our uncollectible accounts receivable, (viii) value our asset retirement obligations, and (ix) value our equity-based compensation. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates relate to improved information not previously available. Because of the limitations inherent in this process, our actual results may differ materially from these estimates. We believe that our estimates are reasonable.

Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. We now present the income statement line items related to gains and losses on the early extinguishment of debt, interest income, net gains and losses on disposal of assets, and other income and expense as the single line item “Other, net” on our consolidated statements of operations. Detail for these items is now provided in “Note 4. Other Income and Expense” of these notes. Additionally, we now show the non-current portion of our notes and accounts receivable from related parties as a component of other non-current assets and are disclosed in “Note 19. Transactions with Related Parties.” In prior years, these amounts were presented as a separate component of non-current assets on our consolidated balance sheet. As discussed in “Note 21. Segment Information,” during the first quarter of 2009 we changed our reportable segments due to a reorganization of our U.S. operations to realign both our management structure and resources. Financial information for prior years has been recast to reflect the change in segments. None of the reclassifications and presentation changes discussed above impacted our consolidated net income, earnings per share, total current assets, total assets or total stockholders’ equity.

We have evaluated events occurring after the balance sheet date included in this Annual Report on Form 10-K for possible disclosure as a subsequent event. Management monitored for subsequent events through the date that these financial statements were available to be issued. No subsequent events were identified by management that required disclosure.

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

As further discussed in “Note 2. Acquisitions,” in September 2009, we acquired an additional 24% interest in OOO Geostream Services Group (“Geostream”), bringing our total investment in Geostream to 50%. Prior to the acquisition of the additional interest, we accounted for our ownership in Geostream using the equity method. In connection with the acquisition of the additional interest, we obtained majority representation on Geostream’s board of directors and a controlling interest. We accounted for this acquisition as a business combination achieved in stages. Since the acquisition date, we have consolidated the assets, liabilities, results of operations and cash flows of Geostream into our consolidated financial statements, with the portion of Geostream remaining outside of our control reflected as a noncontrolling interest in our consolidated financial statements.

Acquisitions

From time to time, we acquire businesses or assets that are consistent with our long-term growth strategy. Results of operations for acquisitions are included in our financial statements beginning on the date of acquisition. Acquisitions made after January 1, 2009 are accounted for using the acquisition method. The acquisition method differs from previous accounting guidance related to business combinations by expanding the scope of what constitutes a “business” and must therefore be accounted for as a business combination. For all business combinations (whether partial, full or in stages), the acquirer records 100% of all assets and liabilities of the acquired business, including goodwill, at their fair values; contingent consideration is recognized at its fair value on the acquisition date, and for certain arrangements, changes in fair value must be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs must be expensed rather than treated as part of the cost of the acquisition. The acquisition method also establishes new disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Final valuations of assets and liabilities are obtained and recorded as soon as practicable and within one year after the date of the acquisition. Acquisitions through December 31, 2008 are accounted for using the purchase method of accounting and the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Final valuations of assets and liabilities are obtained and recorded as soon as practicable and within one year from the date of the acquisition.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: (i) evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed and determinable and (iv) collectibility is reasonably assured.

•	Evidence of an arrangement exists when a final understanding between us and our customer has occurred, and can be evidenced by a completed customer purchase order, field ticket, supplier contract, or master service agreement.

•	Delivery has occurred or services have been rendered when we have completed requirements pursuant to the terms of the arrangement as evidenced by a field ticket or service log.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The price to the customer is fixed and determinable when the amount that is required to be paid is agreed upon. Evidence of the price being fixed and determinable is evidenced by contractual terms, our price book, a completed customer purchase order, or a completed customer field ticket.

•	Collectibility is reasonably assured when we screen our customers to determine credit terms and provide goods and services to customers that have been granted credit in accordance with our credit policy.

We present our revenues net of any sales taxes collected by us from our customers that are required to be remitted to local or state governmental taxing authorities.

We review our contracts for multiple element revenue arrangements. Deliverables will be separated into units of accounting and assigned fair value if they have standalone value to our customer, they have objective and reliable evidence of fair value, and delivery of undelivered items is substantially controlled by us. We believe that the negotiated prices for deliverables in our services contracts are representative of fair value since the acceptance or non-acceptance of each element in the contract does not affect the other elements.

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. At December 31, 2009, we have not entered into any compensating balance arrangements, but all of our obligations under our senior credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the administrative agents (the “Senior Secured Credit Facility”) were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2009, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account and substantially all of our accounts held deposits in excess of the FDIC limits.

Cash and cash equivalents held by our Russian subsidiary are subject to a noncontrolling interest. We believe that the cash held by our wholly-owned foreign subsidiaries could be repatriated for general corporate use without material withholdings. From time to time and in the normal course of business in connection with our operations or ongoing legal matters, we are required to place certain amounts of our cash in deposit accounts with restrictions that limit our ability to withdraw those funds. As of December 31, 2009, the amount of our cash restricted under such arrangements was $0.8 million.

Certain of our cash accounts are zero-balance controlled disbursement accounts that do not have right of offset against our other cash balances. We present the outstanding checks written against these zero-balance accounts as a component of accounts payable in the accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

We establish provisions for losses on accounts receivable if we determine that there is a possibility that we will not collect all or part of the outstanding balances. We regularly review accounts over 150 days past due from the invoice date for collectibility and establish or adjust our allowance as necessary using the specific identification method. If we exhaust all collection efforts and determine that the balance will never be collected, we write off the accounts receivable against the associated allowance for uncollectible accounts.

From time to time we are entitled to proceeds under our insurance policies for amounts that we have reserved in our self insurance liability. We present these insurance receivables gross on our balance sheet as a component of accounts receivable, separate from the corresponding liability.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Credit Risk and Significant Customers

Our customers include major oil and natural gas production companies, independent oil and natural gas production companies, and foreign national oil and natural gas production companies. We perform ongoing credit evaluations of our customers and usually do not require material collateral. We maintain reserves for potential credit losses when necessary.

During the year ended December 31, 2009, revenues from one of the customers of our Well Servicing segment were approximately 11% percent of our consolidated revenues. No other single customer accounted for 10% or more of our consolidated revenues for the year ended December 31, 2009. During the years ended December 31, 2008 and 2007 no single customer accounted for 10% or more of our consolidated revenues.

Inventories

Inventories, which consist primarily of equipment parts for use in our well servicing operations, sand and chemicals for our pressure pumping operations, and supplies held for consumption, are valued at the lower of average cost or market.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $156.3 million, $153.2 million and $124.7 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, gain or loss is recognized.

As of December 31, 2009, the estimated useful lives of our asset classes are as follows:

Description	Years

Well service rigs and components	3-15
Oilfield trucks, pressure pumping equipment, and related equipment	7-12
Motor vehicles	3-5
Fishing and rental tools	4-10
Disposal wells	15-30
Furniture and equipment	3-7
Buildings and improvements	15-30

We lease certain of our operating assets under capital lease obligations whose terms run from 55 to 60 months. These assets are depreciated over their estimated useful lives or the term of the capital lease obligation, whichever is shorter.

A long-lived asset or asset group is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If the asset group’s estimated future cash flows are less than its net carrying value, we would record an impairment charge, reducing the net carrying value to an estimated fair value. Events or changes in circumstance that

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cause us to evaluate our fixed assets for potential impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. As discussed in “Note 6. Property and Equipment,” during the third quarter of 2009 we identified a triggering event that required us to test our long-lived assets for potential impairment. As a result of those tests, we determined that the equipment for our pressure pumping operations was impaired.

Asset Retirement Obligations

We recognize a liability for the fair value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset. We depreciate the additional cost over the estimated useful life of the assets. Our obligations to perform our asset retirement activities are unconditional, despite the uncertainties that may exist surrounding an individual retirement activity. Accordingly, we recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. In determining the fair value, we examine the inputs that we believe a market participant would use if we were to transfer the liability. We probability-weight the potential costs a third-party would charge, adjust the cost for inflation for the estimated life of the asset, and discount this cost using our credit adjusted risk free rate. Significant judgment is involved in estimating future cash flows associated with such obligations, as well as the ultimate timing of those cash flows. If our estimates of the amount or timing of the cash flows change, such changes may have a material impact on our results of operations. See “Note 9. Asset Retirement Obligations.”

Capitalized Interest

Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. The capitalized interest is added to the cost of the assets and amortized to depreciation expense over the useful life of the assets. It is included in the depreciation and amortization line in the accompanying consolidated statements of operations.

Deferred Financing Costs

Deferred financing costs associated with long-term debt are carried at cost and are amortized to interest expense using the effective interest method over the life of the related debt instrument. When the related debt instrument is retired, any remaining unamortized costs are included in the determination of the gain or loss on the extinguishment of the debt. We record gains and losses from the extinguishment of debt as a part of continuing operations.

Goodwill and Other Intangible Assets

Goodwill results from business combinations and represents the excess of the acquisition consideration over the fair value of the net assets acquired. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The test for impairment of indefinite-lived intangibles is a two step test. In the first step of the test, a fair value is calculated for each of our reporting units, and that fair value is compared to the carrying value of the reporting unit, including the reporting unit’s goodwill. If the fair value of the reporting unit exceeds its carrying value, there is no impairment, and the second step of the test is not performed. If the carrying value exceeds the fair value for the reporting unit, then the second step of the test is required.

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

To assist management in the preparation and analysis of the valuation of our reporting units, we utilize the services of a third-party valuation consultant, who reviews our estimates, assumptions and calculations. The ultimate conclusions of the valuation techniques remain our sole responsibility. We conduct our annual impairment test on December 31 of each year. For the annual test completed as of December 31, 2009, no impairment of our goodwill was indicated. As discussed in “Note 7. Goodwill and Other Intangible Assets,” our tests for the potential impairment of our long-lived assets during the third quarter of 2009 constituted an event that required us to test our goodwill for potential impairment on an interim basis. As a result of that test, we determined that $0.5 million of goodwill in our Production Services segment was impaired and recorded a charge to reduce the goodwill to zero. We do not currently expect that additional tests would result in additional charges, but the determination of the fair value used in the test is heavily impacted by the market prices of our equity and debt securities, as well as the assumptions and estimates about our future activity levels, profitability and cash flows.

Internal-Use Software

We capitalize costs incurred during the application development stage of internal-use software and amortize these costs over its estimated useful life, generally five years. Costs incurred related to selection or maintenance of internal-use software are expensed as incurred.

Litigation

When estimating our liabilities related to litigation, we take into account all available facts and circumstances in order to determine whether a loss is probable and reasonably estimable.

Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts or other outcomes that may be favorable to plaintiffs. We are also exposed to litigation in foreign locations where we operate. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is able to be estimated. See “Note 14. Commitments and Contingencies.”

Environmental

Our operations routinely involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants, and regulated substances. These operations are subject to various federal, state and local laws and regulations intended to protect the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. We record liabilities on an undiscounted basis when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. See “Note 14. Commitments and Contingencies.”

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self Insurance

We are largely self-insured for physical damage caused by our equipment and vehicles in the course of our operations. The accruals that we maintain on our consolidated balance sheet relate to these deductibles and self-insured retentions, which we estimate through the use of historical claims data and trend analysis. To assist management with the liability amount for our self insurance reserves, we utilize the services of a third party actuary. The actual outcome of any claim could differ significantly from estimated amounts. We adjust loss estimates in the calculation of these accruals, based upon actual claim settlements and reported claims. See “Note 14. Commitments and Contingencies.”

Income Taxes

We account for deferred income taxes using the asset and liability method and provide income taxes for all significant temporary differences. Management determines our current tax liability as well as taxes incurred as a result of current operations, but which are deferred until future periods. Current taxes payable represent our liability related to our income tax returns for the current year, while net deferred tax expense or benefit represents the change in the balance of deferred tax assets and liabilities reported on our consolidated balance sheets. Management estimates the changes in both deferred tax assets and liabilities using the basis of assets and liabilities for financial reporting purposes and for enacted rates that management estimates will be in effect when the differences reverse. Further, management makes certain assumptions about the timing of temporary tax differences for the differing treatments of certain items for tax and accounting purposes or whether such differences are permanent. The final determination of our tax liability involves the interpretation of local tax laws, tax treaties, and related authorities in each jurisdiction as well as the significant use of estimates and assumptions regarding the scope of future operations and results achieved and the timing and nature of income earned and expenditures incurred.

We establish valuation allowances to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized in future periods. To assess the likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the domestic and international tax jurisdictions in which we operate.

See “Note 12. Income Taxes” for further discussion of accounting for income taxes, changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.

Earnings Per Share

Basic earnings per common share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the treasury stock and “as if converted” methods. See “Note 8. Earnings Per Share.”

Share-Based Compensation

In the past, we have issued stock options, shares of restricted common stock, stock appreciation rights (“SARs”), and phantom shares to our employees as part of those employees’ compensation and as a retention

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tool. For our options, restricted shares and SARs, we calculate the fair value of the awards on the grant date and amortize that fair value to compensation expense ratably over the vesting period of the award, net of estimated and actual forfeitures. The fair value of our stock option and SAR awards are estimated using a Black-Scholes fair value model. The valuation of our stock options and SARs requires us to estimate the expected term of award, which we estimate using the simplified method, as we do not currently have sufficient historical exercise information because of past legal restrictions on the exercise of our stock options. Additionally, the valuation of our stock option and SAR awards is also dependent on our historical stock price volatility, which we calculate using a lookback period equivalent to the expected term of the award, a risk-free interest rate, and an estimate of future forfeitures. The grant-date fair value of our restricted stock awards is determined using our stock price on the grant date. Our phantom shares are treated as “liability” awards and carried at fair value on each balance sheet date, with changes in fair value recorded as a component of compensation expense and an offsetting liability on our consolidated balance sheet. We record share-based compensation as a component of general and administrative expense. See “Note 18. Share-Based Compensation.”

Foreign Currency Gains and Losses

For our international locations in Argentina, Mexico, the Russian Federation and Canada, where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity.

From time to time our foreign subsidiaries may enter into transactions that are denominated in currencies other than their functional currency. These transactions are initially recorded in the functional currency of that subsidiary based on the applicable exchange rate in effect on the date of the transaction. At the end of each month, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rates in effect at that time. Any adjustment required to remeasure a transaction to the equivalent amount of the functional currency at the end of the month is recorded in the income or loss of the foreign subsidiary as a component of other income and expense. See “Note 15. Accumulated Other Comprehensive Loss.”

Comprehensive Income

We display comprehensive income and its components in our financial statements, and we classify items of comprehensive income by their nature in our financial statements and display the accumulated balance of other comprehensive income separately in our stockholders’ equity.

Leases

We lease real property and equipment through various leasing arrangements. When we enter into a leasing arrangement, we analyze the terms of the arrangement to determine whether the lease should be accounted for as an operating lease or a capital lease.

We periodically incur costs to improve the assets that we lease under these arrangements. We record the improvement as a component of our property and equipment and amortize the improvement over the useful life of the improvement or the lease term, whichever is shorter.

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

New Accounting Standards Adopted in this Report

SFAS 141(R).  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree, as well as the goodwill acquired. Significant changes from previous practice resulting from SFAS 141(R) include the expansion of the definitions of a “business” and a “business combination.” For all business combinations (whether partial, full or step acquisitions), the acquirer will record 100% of all assets and liabilities of the acquired business, including goodwill, generally at their fair values; contingent consideration will be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value will be recognized in earnings until settlement; and acquisition-related transaction and restructuring costs will be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted the provisions of SFAS 141(R) on January 1, 2009, but did not consummate any business combinations during the three months ended March 31, 2009. SFAS 141(R) may have an impact on our consolidated financial statements in the future. The nature and magnitude of the specific impact will depend upon the nature, terms, and size of any acquisitions consummated after the effective date.

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

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ASU 2009-01.  In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“ASU 2009-01”). ASU 2009-01 established the Accounting Standards Codification (the “Codification”) as the source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities. The Codification supersedes all prior non-SEC accounting and reporting standards. Following ASU 2009-01, the FASB will not issue new accounting standards in the form of FASB Statements, FASB Staff Positions, or Emerging Issues Task Force abstracts. ASU 2009-01 also modifies the existing hierarchy of GAAP to include only two levels — authoritative and non-authoritative. ASU 2009-01 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and early adoption was not permitted. The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

ASU 2009-05.  In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 addresses concerns in situations where there may be a lack of observable market information to measure the fair value of a liability, and provides clarification in circumstances where a quoted market price in an active market for an identical liability is not available. In these cases, reporting entities should measure fair value using a valuation technique that uses the quoted price of the identical liability when that liability is traded as an asset, quoted prices for similar liabilities, or another valuation technique, such as an income or market approach. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period subsequent to August 2009 and the adoption of this update did not have a material impact on our financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted in this Report

SFAS 166.  In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 166 amends the application and disclosure requirements of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a Replacement of FASB Statement 125 (“SFAS 140”), removes the concept of a “qualifying special purpose entity” from SFAS 140 and removes the exception from applying FASB Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51 (“FIN 46(R)”) to qualifying special purpose entities. SFAS 166 is effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations or cash flows.

SFAS 167.  In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends the scope of FIN 46(R) to include entities previously considered qualifying special-purpose entities by FIN 46(R), as the concept of a qualifying special-purpose entity was eliminated in SFAS 166. This standard shifts the guidance for determining which enterprise in a variable interest entity consolidates that entity from a quantitative consideration of who is the primary beneficiary to a qualitative focus of which entity has the power to direct activities and the obligation to absorb losses. This standard is to be effective for the first annual reporting period that begins after November 15, 2009, and early adoption is not permitted. The adoption of this standard is not anticipated to have a material impact on our financial position, results of operations or cash flows.

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

ASU 2009-14.  In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 was issued to address concerns relating to the accounting for revenue arrangements that contain tangible products and software that is “more than incidental” to the product as a whole. Existing guidance in such circumstances requires entities to use VSOE of a selling price to separate deliverables in a multiple-deliverable arrangement. Reporting entities raised concerns that the current accounting model does not appropriately reflect the economics of the underlying transactions and that more software-enabled products now fall or will fall within the scope of the current guidance than originally intended. ASU 2009-14 changes the current accounting model for revenue arrangements that include both tangible products and software elements to exclude those where the software components are essential to the tangible products’ core functionality. In addition, ASU 2009-14 also requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance, and provides guidance on how to determine which software, if any, relating to tangible products is considered essential to the tangible products’ functionality and should be excluded from the scope of software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that contains tangible products and software that is not essential to the product’s functionality. ASU 2009-14 was issued concurrently with ASU 2009-13 and also requires entities to provide the disclosures required by ASU 2009-13 that are included within the scope of ASU 2009-14. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may also elect, but are not required, to adopt ASU 2009-14 retrospectively to prior periods, and must adopt ASU 2009-14 in the same period and using the same transition methods that it uses to adopt ASU 2009-13. We expect to adopt the provisions of ASU 2009-14 on January 1, 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

ASU 2009-17.  In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provisions of ASU 2009-17 are to be applied beginning in the first fiscal period beginning after November 15, 2009. We will adopt ASU 2009-17 on January 1, 2010 and do not anticipate that the adoption of this standard will have a material effect on our financial position, results of operations, or cash flows.

ASU 2010-02.  In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification.  ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. The provisions of ASU 2010-02 will be effective for us for the first reporting period beginning after December 13, 2009. We will adopt the provisions of ASU 2010-02 on January 1, 2010 and do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

ASU 2010-06.  In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements.  ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) and separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. We will adopt the provisions of ASU 2010-06 on January 1, 2010 and do not anticipate that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

NOTE 2.	ACQUISITIONS

2009 Acquisitions

Geostream Services Group.  On September 1, 2009, we acquired an additional 24% interest in Geostream for $16.4 million. This was our second investment in Geostream pursuant to an agreement dated August 26, 2008, as amended. This second investment brings our total investment in Geostream to 50%. Prior to the acquisition of the additional interest, we accounted for our ownership in Geostream as an equity-method investment. Upon acquiring the 50% interest, we also obtained majority representation on Geostream’s board of directors and a controlling interest. We accounted for this acquisition as a business combination achieved in stages. The results of Geostream have been included in our consolidated financial statements since the acquisition date, with the portion outside of our control reflected as a noncontrolling interest.

Geostream is an oilfield services company in the Russian Federation providing drilling and workover services and sub-surface engineering and modeling. As a result of this acquisition, we expect to expand our international presence in Russia where oil wells are shallow and suited for services that we perform.

The acquisition date fair value of the consideration transferred totaled $35.0 million, which consisted of cash consideration in the second investment and the fair value of our previous equity interest. The acquisition date fair value of our previous equity interest was $18.3 million. We recognized a

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss of $0.2 million as a result of remeasuring our prior equity interest in Geostream held before the business combination, which is included in the line item “other, net” in the consolidated statements of operations.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at September 1, 2009. We are in the process of obtaining a third-party valuation of intangible and certain tangible assets; thus, the preliminary measurements of intangible assets, goodwill and certain tangible assets are subject to change.

(In thousands)

At September 1, 2009:
Cash and cash equivalents	$28,362
Other current assets	8,545
Property and equipment	2,959
Intangible assets	11,470
Other assets	194

Total identifiable assets acquired	51,530

Current liabilities	5,456
Other liabilities	8

Total liabilities assumed	5,464

Noncontrolling interest	34,994

Net identifiable assets acquired	11,072

Goodwill	23,918

Net assets acquired	$34,990

Of the $11.5 million of acquired intangible assets, $8.4 million was preliminarily assigned to trade name intangibles that are not subject to amortization. Of the remaining $3.1 million of acquired intangible assets, $1.2 million relates to three customer contracts that will be amortized over one year, and $1.9 million relates to customer relationships that will be amortized as the value of the relationships are realized using rates of 35%, 21%, 12%, 7%, 4%, 3%, 2%, and 1% for 2010 through 2017, respectively, with a portion already amortized in 2009. As noted above, the fair value of the acquired identifiable intangible assets is preliminary pending receipt of the final valuation for these assets. The fair value and carrying value of the acquired accounts receivable on September 1, 2009 were $6.3 million.

The $23.9 million of goodwill was assigned to our Well Servicing segment. The goodwill recognized is attributable primarily to international diversification and the assembled workforce of Geostream. None of the goodwill is expected to be deductible for income tax purposes. As of December 31, 2009, there were no changes in the recognized amount of goodwill resulting from the acquisition of Geostream.

We recognized $0.1 million of acquisition related costs that were expensed during the year ended December 31, 2009. These costs are included in the statements of operations in the line item “general and administrative expenses” for the year ended December 31, 2009.

Included in our consolidated statements of operations for year ended December 31, 2009 are revenues of $9.2 million and net losses of $0.4 million attributable to Geostream from the acquisition date to the period ended December 31, 2009.

On September 1, 2009, the fair value of the 50% noncontrolling interest in Geostream was estimated to be $35.0 million. The fair value of the noncontrolling interest was estimated using a combination of the income approach and a market approach. As Geostream is a private company, the fair value measurement is

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. The fair value estimates are based on (i) a discount rate range of 16% to 19%, (ii) a terminal value based on a long-term constant growth rate between two and three percent, (iii) financial data of historical and forecasted operating results of Geostream and (iv) adjustments because of the lack of control or lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest in Geostream.

In conjunction with our second investment, Geostream agreed to purchase from us a customized suite of equipment, including two workover rigs, two drilling rigs, associated complementary support equipment, cementing equipment, and fishing tools for approximately $23.0 million, a portion of which will be financed by us. Concurrently with the second investment, Geostream paid us approximately $16.0 million in cash, representing a down payment on the equipment. We began to deliver this equipment in the fourth quarter of 2009. We recognized no gain or loss associated with the sale of the equipment to Geostream.

2008 Acquisitions

Western Drilling, LLC.  On April 3, 2008, we acquired Western Drilling, LLC (“Western”), a privately-owned company based in California that provides workover and drilling services. The purchase price totaled $52.0 million, including direct transaction costs. Western was incorporated into our Well Servicing segment.

Hydra-Walk, Inc.  On May 30, 2008, we acquired Hydra-Walk, Inc. (“Hydra-Walk”), a privately owned company providing automated pipe handling services. The purchase price totaled $10.7 million, including direct transaction costs. The purchase price also provides for a performance earn-out potential of up to $2.0 million over two years from the acquisition date, if certain financial and operational performance measures are met, of which $1.1 million was paid through 2009.

Leader Energy Services Ltd.  On July 22, 2008, we purchased all of the United States-based assets of Leader Energy Services, Ltd. (“Leader”), a Canadian company, for total consideration of $35.4 million, including direct transaction cots. The Leader assets were incorporated into our Production Services segment.

All of the purchase price allocations for 2008 acquisitions were finalized in 2009.

2007 Acquisitions

AMI.  On September 5, 2007, we acquired Advanced Measurements, Inc. (“AMI”), which operates in Canada and is a technology company focused on oilfield service equipment controls, data acquisition and digital information flow. The purchase price totaled $7.9 million, including direct transaction costs. AMI was incorporated into our Production Services segment.

Moncla.  On October 25, 2007, we acquired Moncla Well Service, Inc. and related entities (“Moncla”), which operated well service rigs, barges and ancillary equipment in the southeastern United States for total consideration of $147.0 million, including direct transaction costs. The Moncla purchase agreement entitles the former owners of Moncla to receive earnout payments, on each anniversary of the closing date of the acquisition until 2012, of up to $5.0 million per year and $25.0 million in total. The earnout payments are based on achievement of certain revenue targets and profit percentage targets on each anniversary date or a cumulative target on the 2012 anniversary date. Moncla was incorporated into our Well Servicing segment.

Kings Oil Tools.  On December 7, 2007, we purchased the well service assets and related equipment of Kings Oil Tools, Inc. (“Kings”), a California-based well service company totaling $45.2 million, including direct transaction costs. The assets of Kings were incorporated into our Well Servicing segment.

All of the purchase price allocations for 2007 acquisitions were finalized in 2008.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3.	OTHER CURRENT AND NON-CURRENT LIABILITIES

The table below presents comparative detailed information about our current accrued liabilities at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
	(In thousands)

Current Accrued Liabilities:
Accrued payroll, taxes and employee benefits	$33,953	$67,408
Accrued operating expenditures	24,194	50,833
Income, sales, use and other taxes	30,447	41,003
Self-insurance reserves	24,366	25,724
Insurance premium financing	7,282	—
Unsettled legal claims	2,665	4,550
Phantom share liability	1,518	902
Other	6,092	6,696

Total	$130,517	$197,116

The table below presents comparative detailed information about our other non-current accrued liabilities at December 31, 2009 and 2008:

	December 31,	December 31,
	2009	2008
	(In thousands)

Non-Current Accrued Liabilities:
Asset retirement obligations	$10,045	$9,348
Environmental liabilities	3,353	3,004
Accrued rent	2,399	2,497
Accrued income taxes	2,813	1,359
Phantom share liability	508	478
Other	599	809

Total	$19,717	$17,495

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.	OTHER INCOME AND EXPENSE

The table below presents comparative detailed information about our other income and expense, shown on the consolidated statements of operations as “other, net” for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Loss on early extinguishment of debt	$472	$—	$9,557
Loss (gain) on disposal of assets, net	401	(641)	1,752
Interest income	(499)	(1,236)	(6,630)
Foreign exchange (gain) loss, net	(1,482)	3,547	(458)
Equity-method loss (income)	1,052	(166)	(391)
Other expense, net	(64)	1,336	402

Total	$(120)	$2,840	$4,232

NOTE 5.	ALLOWANCE FOR DOUBTFUL ACCOUNTS

The table below presents a rollforward of our allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007:

		Additions
	Balance at		Charged to			Balance at
	Beginning	Charged to	Other			End of
	of Period	Expense	Accounts	Acquisitions	Deductions(1)	Period
	(In thousands)

As of December 31, 2009	$11,468	$3,295	$—	$—	$(9,322)	$5,441
As of December 31, 2008	13,501	37	(38)	15	(2,047)	11,468
As of December 31, 2007	12,998	3,675	—	1,251	(4,423)	13,501

(1)	Deductions represent write offs to the allowance. Deductions in 2009 include approximately $5.2 million for a single customer that had been specifically identified and reserved for prior to 2007.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2009	2008
	(In thousands)

Major classes of property and equipment:
Well servicing equipment	$1,368,925	$1,431,624
Disposal wells	52,797	60,508
Motor vehicles	101,142	125,031
Furniture and equipment	82,346	81,129
Buildings and land	55,411	71,014
Work in progress	67,553	89,001

Gross property and equipment	1,728,174	1,858,307
Accumulated depreciation	(863,566)	(806,624)

Net property and equipment	$864,608	$1,051,683

We capitalize costs incurred during the application development stage of internal-use software. These costs are capitalized to work in progress until such time the application is put in service. For the years ended December 31, 2009, 2008 and 2007 we capitalized costs in the amount of $13.1 million, $4.5 million, and $1.9 million, respectively. Capitalized internal-use software during 2009 consisted primarily of our expenditures for new ERP and Human Resources information systems.

Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was $4.3 million, $6.5 million, and $5.3 million, respectively.

We are obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The carrying value of assets acquired under capital leases consists of the following:

	December 31,
	2009	2008
	(In thousands)

Carrying values of assets leased under capital lease obligations:
Well servicing equipment	$116	$20,442
Motor vehicles	10,207	9,271
Furniture and fixtures	36	—

Total	$10,359	$29,713

Depreciation of assets held under capital leases was $3.5 million, $4.3 million, and $5.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

During the third quarter of 2009, we removed from service and retired a portion of our U.S. rig fleet and associated support equipment, resulting in the recording of a pre-tax asset retirement charge of $65.9 million. Included in the retirement were approximately 250 of our older, less efficient rigs. We retired these rigs in order to better align supply with demand for well servicing as market activity remained low. The asset

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the year ended December 31, 2009. For the rigs we retired, certain of these assets were stacked and will be harvested for spare parts, and certain of these assets are to be cut up and sold for scrap. The carrying value for stacked rigs and associated support equipment was reduced to salvage value of 10%, based on expected fair value for these assets. The carrying value for scrapped rigs and components was reduced to quoted market prices for scrap metal. These assets are reported under our Well Servicing segment.

We determined that the retirement of the rigs described above was an event requiring assessment for impairment of the asset groups within the reporting units of our Well Servicing segment. Based on our analysis, the expected undiscounted cash flows for these asset groups exceeded carrying value, and no indication of impairment existed.

Also, during the third quarter of 2009, due to market overcapacity, continued and prolonged depression of natural gas prices, decreased activity levels from our major customer base related to stimulation work and consecutive quarterly operating losses in our Production Services segment, we determined that events and changes in circumstances occurred indicating that the carrying value of the asset groups under this segment may not be recoverable. We performed an assessment of the fair value of these asset groups using an expected present value technique. We used discounted cash flow models involving assumptions based on utilization of the equipment, revenues, direct expenses, general and administrative expenses, applicable income taxes, capital expenditures and working capital requirements. Our discounted cash flow projections were based on financial forecasts and were discounted using a discount rate of 14%. Based on this assessment, our pressure pumping assets were impaired. This assessment resulted in the recording of a pre-tax impairment charge of $93.4 million during the third quarter of 2009. The asset impairment charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the year ended December 31, 2009. These assets are reported under our Production Services segment.

NOTE 7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of our goodwill for the years ended December 31, 2009 and 2008 are as follows:

	Well Servicing	Production Services	Total
	(In thousands)

December 31, 2007	$306,248	$72,302	$378,550
Purchase price allocation and other adjustments, net	2,353	23	2,376
Goodwill acquired during the period	8,970	1,815	10,785
Impairment of goodwill	—	(69,752)	(69,752)
Impact of foreign currency translation	(81)	(886)	(967)

December 31, 2008	317,490	3,502	320,992

Purchase price allocation and other adjustments, net	(356)	500	144
Acquisition of Geostream	23,918	—	23,918
Impairment of goodwill	—	(500)	(500)
Impact of foreign currency translation	971	577	1,548

December 31, 2009	$342,023	$4,079	$346,102

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of our other intangible assets as of December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Noncompete agreements:
Gross carrying value	$14,010	$16,309
Accumulated amortization	(5,618)	(4,699)

Net carrying value	$8,392	$11,610

Patents, trademarks and tradename:
Gross carrying value	$10,481	$4,391
Accumulated amortization	(917)	(3,114)

Net carrying value	$9,564	$1,277

Customer relationships and contracts:
Gross carrying value	$41,389	$39,225
Accumulated amortization	(19,947)	(12,359)

Net carrying value	$21,442	$26,866

Developed technology:
Gross carrying value	$3,073	$3,598
Accumulated amortization	(1,724)	(1,421)

Net carrying value	$1,349	$2,177

Customer backlog:
Gross carrying value	$724	$622
Accumulated amortization	(423)	(207)

Net carrying value	$301	$415

Amortization expense for our intangible assets with determinable lives was as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Noncompete agreements	$3,222	$4,108	$1,919
Patents and trademarks	489	748	774
Customer relationships and contracts	8,679	10,710	1,649
Developed technology	659	1,803	389
Customer backlog	167	252	210

Total intangible asset amortization expense	$13,216	$17,621	$4,941

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average remaining amortization periods and expected amortization expense for the next five years for our intangible assets are as follows:

	Weighted
	Average Remaining
	Amortization	Expected Amortization Expense
	Period (Years)	2010	2011	2012	2013	2014
		(In thousands)

Noncompete agreements	3.3	$2,654	$2,620	$2,423	$406	$289
Patents and trademarks	4.8	273	203	96	40	33
Customer relationships and contracts	8.1	6,726	4,226	3,057	2,208	1,671
Customer backlog	1.7	181	120	—	—	—
Developed technology	1.7	798	551	—	—	—

Total intangible asset amortization expense		$10,632	$7,720	$5,576	$2,654	$1,993

Certain of our intangible assets are denominated in currencies other than U.S. Dollars and as such the values of these assets are subject to fluctuations associated with changes in exchange rates. Expected amortization expense for intangibles denominated in currencies other than U.S. Dollars are translated at the December 31, 2009 rate. Additionally, certain of these assets are also subject to purchase accounting adjustments. The estimated fair values of intangible assets obtained through acquisitions consummated in the preceding twelve months are based on preliminary information which is subject to change until final valuations are obtained.

We perform annual impairment tests associated with our goodwill on December 31 of each year, or more frequently if circumstances warrant. Due to the recoverability tests and impairments recorded for our long-lived assets described above in “Note 6. Property and Equipment,” we were required to test our goodwill for impairment during the third quarter rather than delaying testing until our annual assessment performed at year-end.

Under the first step of the goodwill impairment test, we compared the fair value of each reporting unit to its carrying amount, including goodwill. No impairment was indicated by this test for the reporting units of our Well Servicing segment, thus the second step of the impairment test was unnecessary. However, this test concluded that the fair value of the fishing and rental services reporting unit under our Production Services segment did not exceed its carrying value. Therefore, the second step of the goodwill impairment test was performed to measure the amount of the impairment loss, if any. As a result of our calculation of step two of the test, we determined that the goodwill of this reporting unit was impaired. As such, we recorded a pre-tax impairment charge of $0.5 million to our Production Services segment during the third quarter of 2009. The impairment charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the year ended December 31, 2009. We tested our goodwill for potential impairment again on the 2009 annual testing date. The results of that test indicated that the fair value of our reporting units that have goodwill was substantially in excess of its carrying value, and none of our reporting units were at risk of failing step one of the 2009 annual goodwill impairment test.

Upon completion of the 2008 assessment, we determined that the fair value associated with two of our reporting units comprising our Production Services segment was less than the carrying value of these reporting units, indicating potential impairment. Because indicators of impairment existed for these reporting units, we performed step two of the impairment test for those units. The result of these tests indicated that the implied fair value of the goodwill for our pressure pumping and fishing and rental lines of business was less than their carrying values.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The implied fair value of the goodwill of the reporting units being tested was determined in the same manner as a hypothetical business combination, with the fair value of the reporting unit representing the purchase price. As a result of the calculations of step two of the test, we determined that the goodwill of the pressure pumping and fishing and rental reporting units comprising our Production Services segment was impaired, and that the amount of the impairment loss was greater than the current carrying value of those reporting units’ goodwill. As such, we recorded a pre-tax impairment charge of $69.8 million in our Production Services segment during the fourth quarter of 2008. The impairment charge is included in the item “asset retirements and impairments” in the consolidated statements of operations for the year ended December 31, 2008.

Upon completion of the 2007 assessment, no impairment was indicated since the estimated fair values of the reporting units were in excess of their carrying values.

NOTE 8.	EARNINGS PER SHARE

The following table presents our basic and diluted earnings per share for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Basic EPS Computation:
Numerator
(Loss) income attributable to common stockholders	$(156,121)	$84,058	$169,289
Denominator
Weighted average shares outstanding	121,072	124,246	131,194

Basic (loss) earnings per share	$(1.29)	$0.68	$1.29

Diluted EPS Computation:
Numerator
(Loss) income attributable to common stockholders	$(156,121)	$84,058	$169,289
Denominator
Weighted average shares outstanding	121,072	124,246	131,194
Stock options	—	555	1,518
Restricted stock	—	254	256
Warrants	—	506	565
Stock appreciation rights	—	4	18

	121,072	125,565	133,551

Diluted (loss) earnings per share	$(1.29)	$0.67	$1.27

Stock options, warrants and SARs are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock grants are legally considered issued and outstanding, but are included in basic and diluted earnings per share only to the extent that they are vested. Unvested restricted stock is included in the computation of diluted earnings per share using the treasury stock method. The diluted earnings per share calculation for the years ended December 31, 2009, 2008 and 2007 exclude the potential exercise of 3.5 million, 2.6 million, and 0.5 million stock options, respectively, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. The diluted earnings per share calculation for the years ended December 31, 2009 and 2008 each exclude the potential exercise of 0.4 million SARs because the effects of such exercises on earnings per share in those periods would be anti-dilutive. For 2009, these options and SARs would be anti-dilutive because of our net loss for the year. For 2008 and 2007,

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these options and SARs are considered anti-dilutive because their exercise prices exceeded the average price of our stock during those years.

There have been no material changes in share amounts subsequent to the balance sheet date that would have a material impact on the earnings per share calculation for the year ended December 31, 2009.

NOTE 9.	ASSET RETIREMENT OBLIGATIONS

In connection with our well servicing activities, we operate a number of saltwater disposal (“SWD”) facilities. Our operations involve the transportation, handling and disposal of fluids in our SWD facilities that are by-products of the drilling process. SWD facilities used in connection with our fluid hauling operations are subject to future costs associated with the retirement of these properties.

Annual amortization of the assets associated with the asset retirement obligations was $0.5 million, $0.6 million, and $0.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. A summary of changes in our asset retirement obligations is as follows (in thousands):

Balance at December 31, 2007	$9,298

Additions	397
Costs incurred	(462)
Accretion expense	594
Disposals	(479)

Balance at December 31, 2008	9,348

Additions	517
Costs incurred	(306)
Accretion expense	533
Disposals	(47)

Balance at December 31, 2009	$10,045

NOTE 10.	EQUITY-METHOD INVESTMENTS

IROC Energy Services Corp.

As of December 31, 2009 and 2008 we owned approximately 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company. This represented 20.1% and 19.7% of IROC’s outstanding common stock on December 31, 2009 and 2008, respectively.

Through December 31, 2009, we have significant influence over the operations of IROC through our ownership interest, but we do not control it. We account for our investment in IROC using the equity method. The pro-rata share of IROC’s earnings and losses to which we are entitled is recorded in our consolidated statements of operations as a component of other income and expense, with an offsetting increase or decrease to the carrying value of our investment, as appropriate. Any earnings distributed back to us from IROC in the form of dividends would result in a decrease in the carrying value of our equity investment. The value of our investment may also increase or decrease each period due to changes in the exchange rate between the U.S. Dollar and Canadian Dollar. Changes in the value of our investment due to fluctuations in exchange rates are offset by accumulated other comprehensive income.

During 2009, the value of our investment in IROC increased by $0.6 million due to changes in exchange rates between the U.S. and Canadian dollar.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the years ended December 31, 2009, 2008 and 2007, we recorded $0.1 million of equity losses and $0.2 million and $0.4 million of equity income related to our investment in IROC, respectively. During the second quarter of 2009, IROC declared a dividend which was paid to us in June of 2009, reducing the value of our investment by $0.2 million.

The carrying value of our investment in IROC totaled $4.0 million and $3.7 million as of December 31, 2009 and 2008, respectively. The carrying value of our investment in IROC was $5.6 million below our proportionate share of the book value of the net assets of IROC as of December 31, 2009. This difference is attributable to certain long-lived assets of IROC, and our proportionate share of IROC’s net income or loss will be adjusted in future periods over the estimated remaining useful lives of those long-lived assets. The market value of our IROC shares was approximately $5.4 million as of December 31, 2009, based on quoted market prices for IROC’s shares.

Advanced Flow Technologies, Inc.

In September 2007, we completed the acquisition of AMI, a privately-held Canadian company focused on oilfield technology. AMI owns a portion of another Canadian company, Advanced Flow Technologies, Inc. (“AFTI”). As part of the acquisition, AMI increased its ownership percentage of AFTI to 51.46%, and subsequent to the acquisition date we consolidated the assets, liabilities, results of operations and cash flows of AFTI into our consolidated financial statements, with the portion of AFTI remaining outside of our control forming a noncontrolling interest in our consolidated financial statements. Our ownership of AFTI declined to 48.73% during the fourth quarter of 2008 due to the issuance of additional shares by AFTI. As a result, we deconsolidated AFTI from our consolidated financial statements at December 31, 2008. As of December 31, 2009 and 2008, AMI’s ownership percentage was 48.63% and 48.73%, respectively, and we account for the interest in AFTI using the equity method. We recorded losses of $0.2 million and income of less than $0.1 million associated with our investment in AFTI for the years ended December 31, 2009 and 2008. The carrying value of our investment in AFTI totaled approximately $1.2 million as of December 31, 2009 and 2008, respectively. As of December 31, 2009, the carrying value of our investment in AFTI exceeded our proportionate share of the book value of the net assets of AFTI by $0.9 million. This difference was attributable to intangible assets that were recognized in the original purchase of AMI as well as unrecognized goodwill that is not subject to amortization. During 2009 the value of our investment in AFTI increased by $0.2 million due to changes in exchange rates between the U.S. and Canadian dollar. This increase was offset in accumulated other comprehensive income.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11.	ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2009 and 2008.

Cash, cash equivalents, accounts payable and accrued liabilities.  These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)

Financial assets:
Notes and accounts receivable — related parties	$281	$281	$336	$336
Financial liabilities:
8.375% Senior Notes	$425,000	$422,875	$425,000	$282,115
Senior Secured Credit Facility revolving loans	87,813	87,813	187,813	187,813
Notes payable — related parties	5,931	5,931	20,318	20,318

Notes receivable-related parties.  The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements. The carrying values of these notes approximate their fair values as of the applicable balance sheet dates.

8.375% Senior Notes due 2014.  The fair value of our long-term debt is based upon the quoted market prices and face value for the various debt securities at December 31, 2009. The carrying value of these notes as of December 31, 2009 was $425.0 million and the fair value was $422.9 million (99.5% of carrying value).

Senior Secured Credit Facility revolving loans.  Because of their variable interest rates and our recent amendment of the credit facility, the fair values of the revolving loans borrowed under our Senior Secured Credit Facility approximate their carrying values as of December 31, 2009. The carrying and fair values of these loans as of December 31, 2009 were approximately $87.8 million.

Notes payable — related parties.  The amounts reported relate to the seller financing arrangement entered into in connection with our acquisition of Moncla. Because of their variable interest rates and the discount applied to the notes the carrying value of these notes approximate their fair values as of December 31, 2009.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	INCOME TAXES

The components of our income tax expense are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current income tax (expense) benefit:
Federal and state	$53,798	$(55,190)	$(81,384)
Foreign	(3,930)	(5,306)	(771)

	49,868	(60,496)	(82,155)

Deferred income tax (expense) benefit:
Federal and state	36,895	(30,363)	(24,281)
Foreign	4,362	616	(332)

	41,257	(29,747)	(24,613)

Total income tax benefit (expense)	$91,125	$(90,243)	$(106,768)

The sources of our income or loss before income taxes and noncontrolling interest were as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Domestic	$(279,278)	$150,870	$270,975
Foreign	31,477	23,186	4,965

Total	$(247,801)	$174,056	$275,940

We made net federal income tax payments of $0.1 million, $33.5 million and $85.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. We made net state income tax payments of $5.5 million, $6.6 million and $6.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. We made net foreign tax payments of $7.3 million, $3.4 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. For the year ended December 31, 2009, $0.6 million of tax expense was allocated to stockholders’ equity for compensation expense for financial reporting purposes in excess of amounts recognized for income tax purposes. For the years ended December 31, 2008 and 2007, tax benefits allocated to stockholders’ equity for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes were $1.7 million and $3.4 million, respectively. We had allocated tax benefits to stockholders’ equity in prior years for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes. In addition, we expect to receive a federal income tax refund of approximately $50.0 million in 2010.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Year Ended December 31,
	2009	2008	2007

Income tax computed at Federal statutory rate	35.00%	35.00%	35.00%
State taxes	2.1	3.1	3.2
Non-deductible goodwill	—	12.8	—
Change in valuation allowance	—	(0.3)	0.2
Other	(0.3)	1.2	0.3

Effective income tax rate	36.80%	51.80%	38.70%

As of December 31, 2008 and 2007, our deferred tax assets and liabilities were comprised of the following:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Net operating loss and tax credit carryforwards	$11,990	$4,664
Self-insurance reserves	17,735	20,944
Allowance for doubtful accounts	1,835	4,023
Accrued liabilities	11,550	14,681
Share-based compensation	10,746	10,116
Other	2,554	3,085

Total deferred tax assets	56,410	57,513

Valuation allowance for deferred tax assets	(835)	(844)
Net deferred tax assets	55,575	56,669

Deferred tax liabilities:
Property and equipment	(147,956)	(190,675)
Intangible assets	(29,238)	(27,952)
Other	(38)	—

Total deferred tax liabilities	(177,232)	(218,627)

Net deferred tax liability, net of valuation allowance	$(121,657)	$(161,958)

In 2009, deferred tax liabilities decreased by $0.4 million for adjustments to accumulated other comprehensive loss. In 2008, deferred tax liabilities decreased by $1.0 million for adjustments to accumulated other comprehensive loss.

In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. To fully realize the deferred income tax assets related to our federal net operating loss carryforwards that do not have a valuation allowance due to Section 382 limitations, we would need to generate future federal taxable income of approximately $4.8 million over the next nine years. With certain exceptions noted below, we believe that after considering all the available

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

objective evidence, both positive and negative, historical and prospective, with greater weight given to the historical evidence, it is more likely than not that these assets will be realized.

In 2009, we generated a federal tax net operating loss of $142.1 million. The 2009 federal net operating loss will be carried back, in its entirety, to a prior year and result in a refund of approximately $50.0 million. We estimate that as of December 31, 2009, 2008 and 2007 we have available $7.1 million, $7.1 million and $8.2 million, respectively, of federal net operating loss carryforwards. Approximately $4.7 million of our net operating losses as of December 31, 2009 are subject to a $1.1 million annual Section 382 limitation and expire in 2018. Approximately $2.4 million of our net operating losses as of December 31, 2009 are subject to a $5,000 annual Section 382 limitation and expire in 2016 through 2018. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. Due to annual limitations under Sections 382 and 383, management believes that we will not be able to utilize all available carryforwards prior to their ultimate expiration. At December 31, 2009 and 2008, we had a valuation allowance of $0.8 million related to the deferred tax asset associated with our remaining federal net operating loss carryforwards that will expire before utilization due to Section 382 limitations.

We estimate that as of December 31, 2009, 2008 and 2007 we have available approximately $64.2 million, $15.9 million, and $18.6 million, respectively, of state net operating loss carryforwards that will expire from 2019 to 2025. To fully realize the deferred income tax assets related to our state net operating loss carryforwards, we would need to generate future West Virginia taxable income of $15.2 million over the next 20 years and future Pennsylvania taxable income of $3.3 million over the next 20 years. Management believes that it is not more likely than not that we will be able to utilize all available carryforwards prior to their ultimate expiration. The deferred tax asset associated with our remaining state net operating loss carryforwards at December 31, 2009 of $5.2 million includes a valuation allowance of less than $0.1 million as a result.

In 2007, we began operations in Mexico that resulted in a net operating loss of $2 million and a deferred tax asset related to the net operating loss carryforward of $0.6 million. Mexico enacted a flat tax rate effective January 1, 2008. The flat tax functions in addition to the regular corporate tax rate of 28%. Tax expense is calculated under both methods and if the flat tax is greater than the regular tax, the additional tax expense above the regular tax is assessed in addition to the regular tax calculation. In 2007, we recorded a full valuation allowance related to our Mexico net operating loss carryforwards of $0.6 million, as management believed that, due to the enactment of the Mexico flat tax, all of our net operating loss carryforwards related to the Mexico operations were not more likely than not to be fully realized in the future. We determined we were not in a flat tax position in 2008 and all of the 2007 regular net operating loss were utilized against 2008 regular Mexico income. Accordingly, the valuation allowance of $0.6 million set up in 2007 was released in 2008.

At December 31, 2009 and 2008, our Canadian operations had net operating losses of $3.9 million and $3.8 million, respectively. At December 31, 2009 and 2008 the deferred tax asset related to the net operating loss carryforward was $1.1 million and $1.1 million respectively. We have recorded no valuation allowance related to our Canadian net operating loss carryforwards at December 31, 2009 and 2008, as management believes that all of our net operating loss carryforwards are more likely than not to be fully realized in the future. To fully realize the deferred income tax assets related to our Canadian net operating loss carryforwards, we would need to generate $0.2 million of future Canadian taxable income over the next six years and $3.7 million of future Canadian taxable income over the next nineteen years. The net operating losses expire from 2015 to 2029.

We have not provided deferred U.S. income taxes or foreign withholding taxes on the unremitted cumulative earnings of our foreign subsidiaries as these earnings are considered permanently reinvested in these operations. The unremitted earnings of our foreign subsidiaries that are considered permanently reinvested were approximately $14.2 million as of December 31, 2009. Upon repatriation of these earnings, we would be subject to U.S. income tax, net of available foreign tax credits. At December 31, 2009, the

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated amount of this unrecognized deferred tax liability on permanently reinvested foreign earnings, based on current exchange rates and assuming we would be able to use foreign tax credits, was approximately $1.0 million.

As of December 31, 2009, 2008 and 2007 we had $3.2 million, $5.6 million and $6.8 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. We have accrued $1.1 million, $2.1 million and $2.3 million for the payment of interest and penalties as of December 31, 2009, 2008 and 2007, respectively. We believe that is reasonably possible that $1.7 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2010 as a result of a lapse of the statute of limitations and settlement of an audit of our former operations in Egypt.

We file income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. We are not under a current federal tax examination. Federal tax years ending December 31, 2006 and forward are open for tax audits as of December 31, 2009. Our other significant filings are Argentina which has been examined through 2006, Mexico which is in the intermediate stages of a 2007 tax audit of our initial year of operations and in the State of Texas, where tax filings remain open for 2003 to 2006 for certain subsidiaries of the Company.

We recognized tax benefits in 2009 of $2.6 million for expirations of statutes of limitations. We recorded an income tax benefit of $1.4 million and an increase to deferred tax liabilities of $0.4 million related to these statute expirations.

The following table presents the activity during 2009 related to our liabilities for uncertain tax positions (in thousands):

Balance at January 1, 2009	$5,058
Additions based on tax positions related to the current year	336
Reductions as a result of lapse of applicable statute of limitations	(2,153)
Settlements	—

Balance at December 31, 2009	$3,241

Tax Legislative Changes

The Economic Stimulus Act of 2008.  The Economic Stimulus Act of 2008 permits a bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property (most personal property and software) acquired and placed in service after December 31, 2007 and before January 1, 2009. We have $140 million of qualifying additions in 2008 resulting in additional 2008 tax depreciation of $70 million.

The American Recovery and Reinvestment Act of 2009.  The American Recovery and Reinvestment Act of 2009 extends the bonus first-year depreciation deduction of 50% of the adjusted basis of qualified property acquired and placed in service to after December 31, 2008 and before January 1, 2010. We have an estimated $66 million of qualifying additions in 2009 resulting in additional 2009 tax depreciation of $33 million.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.	LONG-TERM DEBT

The components of our long-term debt are as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	87,813	187,813
Other long-term indebtedness	1,044	3,015
Notes payable — related parties, net of discount of $69 and $182, respectively	5,931	20,318
Capital lease obligations	14,313	23,149

	$534,101	$659,295

Less current portion	(10,152)	(25,704)

Total long-term debt and capital lease obligations, net of discount	$523,949	$633,591

8.375% Senior Notes due 2014

On November 29, 2007, we issued $425.0 million in Senior Notes under an indenture (the “Indenture”). The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were approximately $416.1 million. The Senior Notes were registered as public debt effective August 22, 2008.

The Senior Notes are general unsecured senior obligations of the Company. They rank effectively subordinate to all of our existing and future secured indebtedness. The Senior Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. The Senior Notes mature on December 1, 2014.

On or after December 1, 2011, the Senior Notes will be subject to redemption at any time and from time to time at our option, in whole or in part, at the redemption prices (expressed as percentages of the principal amount redeemed) below, plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of the years indicated below:

Year	Percentage

2011	104.19%
2012	102.09%
2013	100.00%

In addition, at any time and from time to time before December 1, 2010, we have the option to redeem up to 35% of the aggregate principal amount of the outstanding Senior Notes at a redemption price of 108.375%, plus accrued and unpaid interest to the redemption date, with the net cash proceeds of one or more equity offerings, provided that at least 65% of the aggregate principal amount of the Senior Notes issued under the Indenture remains outstanding immediately after each such redemption. These redemptions must occur within 180 days of the date of the closing of the equity offering.

In addition, at any time and from time to time prior to December 1, 2011, we may, at our option, redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount, plus the Applicable Premium (as defined in the Indenture) with respect to the Senior Notes plus accrued and unpaid interest to the redemption date. If we experience a change of control, subject to certain exceptions, we must give holders of the Senior Notes the opportunity to sell to us their Senior Notes, in whole or in part, at a

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of purchase.

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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions in connection with the covenants of our Senior Secured Credit Facility. Substantially all of the covenants will terminate before the Senior Notes mature if one of two specified ratings agencies assigns the Senior Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2009, the Senior Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the Senior Notes later falls below an investment grade rating. We were in compliance with these covenants at December 31, 2009.

Senior Secured Credit Facility

We maintain a Senior Secured Credit Facility pursuant to a revolving credit agreement with a syndicate of banks of which Bank of America Securities LLC and Wells Fargo Bank, N.A. are the administrative agents. We entered into the Senior Secured Credit Facility on November 29, 2007, simultaneously with the offering of the Senior Notes, and entered into an amendment (the “Amendment”) to the Senior Secured Credit Facility on October 27, 2009. As amended, the Senior Secured Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $300.0 million, all of which will mature no later than November 29, 2012.

The Amendment we entered into in the fourth quarter of 2009 reduced the total credit commitments under the facility from $400.0 million to $300.0 million, effected by a pro rata reduction of the commitment of each lender under the facility. We have the ability to request increases in the total commitments under the facility by up to $100.0 million in the aggregate, with any such increases being subject to certain requirements as well as lenders’ approval. Pursuant to the Amendment, we also modified the applicable interest rates and some of the financial covenants, among other changes.

The interest rate per annum applicable to the Senior Secured Credit Facility (as amended) is, at our option, (i) LIBOR plus a margin of 350 to 450 basis points, depending on our consolidated leverage ratio, or, (ii) the base rate (defined as the higher of (x) Bank of America’s prime rate and (y) the Federal Funds rate plus 0.5%), plus a margin of 250 to 350 basis points, depending on our consolidated leverage ratio. Unused commitment fees on the facility range from 0.50% to 0.75%, depending upon our consolidated leverage ratio.

The Senior Secured Credit Facility contains certain financial covenants, which, among other things, require us to maintain certain financial ratios and limit our annual capital expenditures. In addition to

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

covenants that impose restrictions on our ability to repurchase shares, have assets owned by domestic subsidiaries located outside the United States and other such limitations, the amended Senior Secured Credit Facility also requires:

•	that our consolidated funded indebtedness be no greater than 45% of our adjusted total capitalization;

•	that our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the Senior Secured Credit Facility, “EBITDA”) be no greater than (i) 2.50 to 1.00 for the fiscal quarter ended December 31, 2009 through and including the fiscal quarter ending December 31, 2010 and, (ii) thereafter, 2.00 to 1.00;

•	that we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least the following amounts during each corresponding period:

from the fiscal quarter ended December 31, 2009 through and including the fiscal quarter ending June 30, 2010	1.75 to 1.00
through the fiscal quarter ending September 30, 2010	2.00 to 1.00
for the fiscal quarter ending December 31, 2010	2.50 to 1.00
thereafter	3.00 to 1.00;

•	that we limit our capital expenditures (not including any made by foreign subsidiaries that are not wholly-owned) to (i) $135.0 million during fiscal year 2009 and $120.0 million during each subsequent fiscal year if our consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 3.50 to 1.00; or (ii) $250.0 million if our consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is equal to or less than 3.50 to 1.00, subject to certain adjustments;

•	that we only make acquisitions that either (i) are completed for equity consideration, without regard to leverage, or (ii) are completed for cash consideration, but only (A) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is 2.75 to 1.00 or less, (x) there is an aggregate amount of $25.0 million in unused credit commitments under the facility and (y) we are in pro forma compliance with the financial covenants contained in the credit agreement; and (B) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 2.75 to 1.00, in addition to the requirements in subclauses (x) and (y) in clause (A) above, the cash amount paid with respect to acquisitions is limited to $25.0 million per fiscal year (subject to potential increase using amounts then available for capital expenditures and any net cash proceeds we receive after October 27, 2009 in connection with the issuance or sale of equity interests or the incurrence or issuance of certain unsecured debt securities that are identified as being used for such purpose); and

•	that we limit our investment in foreign subsidiaries (including by way of loans made by us and our domestic subsidiaries to foreign subsidiaries and guarantees made by us and our domestic subsidiaries of debt of foreign subsidiaries) to $75.0 million during any fiscal year or an aggregate amount after October 27, 2009 equal to (i) the greater of $200.0 million or 25% of our consolidated net worth, plus (ii) any net cash proceeds we receive after October 27, 2009, in connection with the issuance or sale of equity interests or the incurrence of certain unsecured debt securities that are identified as being used for such purpose.

In addition, the amended Senior Secured Credit Facility contains certain affirmative covenants, including, without limitation, restrictions related to (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments; (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) prepaying, redeeming or repurchasing the Senior Notes or other unsecured debt incurred pursuant to the sixth bullet point listed above; (viii) granting negative pledges other

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

than to the lenders; (ix) changes in the nature of our business; (x) amending organizational documents, or amending or otherwise modifying any debt if such amendment or modification would have a material adverse effect, or amending the Senior Notes or any other unsecured debt incurred pursuant to the sixth bullet point listed above if the effect of such amendment is to shorten the maturity of the Senior Notes or such other unsecured debt; and (xi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. We were in compliance with these covenants at December 31, 2009.

We may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to our obligation to reimburse the lenders for breakage and redeployment costs. In connection with the Amendment, we wrote off a proportionate amount of the unamortized deferred financing costs associated with the capacity reduction of the credit facility. During the year ended December 31, 2009, we recognized $0.5 million in pre-tax charges in losses on extinguishment of debt associated with the write-off of unamortized deferred financing costs.

As of December 31, 2009, $87.8 million of borrowings and $55.2 million of letters of credit were outstanding under our revolving credit facility, leaving $156.9 million of availability under our revolving credit facility. Under the terms of the Senior Secured Credit Facility, committed letters of credit count against our borrowing capacity. All obligations under the Senior Secured Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment. The weighted average interest rate on the outstanding borrowings of the Senior Secured Credit Facility was 3.73% at December 31, 2009.

Notes Payable to Related Parties

On October 25, 2007, we entered into two promissory notes with related parties in connection with an acquisition. The first was an unsecured note in the amount of $12.5 million, which was due and paid in a lump-sum, together with accrued interest, on October 25, 2009. The second unsecured note in the amount of $10.0 million is payable in annual installments of $2.0 million, plus accrued interest, on each anniversary date of its issue through October 2012. Each of the notes bore or bears interest at the Federal Funds Rate, adjusted annually on the anniversary date of the note. As of December 31, 2009, the interest rate on the second note was 0.11%. Interest expense for the years ended December 31, 2009 and 2008 was $0.2 million and $1.2 million, respectively, on the two notes in aggregate.

The Federal Funds Rate does not represent a rate that would have resulted if an independent borrower and an independent lender had negotiated a similar transaction under comparable terms and conditions and is not equal to our incremental borrowing rate. We recorded the promissory notes at fair value which resulted in a discount being recorded. The discount will be recognized as interest expense over the life of the promissory notes using the effective interest method. The amount of discount remaining to be amortized as of December 31, 2009 and 2008 was less than $0.1 million and $0.2 million, respectively, for both notes in the aggregate. The total amount of discount amortization included in interest expense related to the notes for both years ended December 31, 2009 and 2008 was $0.1 million.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt Principal Repayment and Interest Expense

Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2009:

Principal Amount of Long-Term Debt
(In thousands)

2010	$3,044
2011	2,000
2012	89,813
2013	—
2014	425,000
Thereafter	—

Total principal payments	519,857

Less: fair value discount	(69)

Total long-term debt	$519,788

Presented below is a schedule of our estimated minimum lease payments on our capital lease obligations for the next five years and thereafter as of December 31, 2009:

Capital Lease Obligation Minimum
Lease Payments
(In thousands)

2010	$7,517
2011	4,828
2012	2,116
2013	499
2014	—
Thereafter	—

Total minimum lease payments	14,960
Less: executory costs	(479)

Net minimum lease payments	14,481
Less: amounts representing interest	(168)

Present value of minimum lease payments	$14,313

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense for the years ended December 31, 2009, 2008 and 2007 consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash payments	$41,750	$45,211	$33,964
Commitment and agency fees paid	825	102	2,232
Amortization of discount	113	140	—
Amortization of deferred financing costs	2,070	1,975	1,680
Settlement of interest rate swaps	—	—	2,261
Net change in accrued interest	(1,354)	333	1,366
Capitalized interest	(4,335)	(6,514)	(5,296)

Net interest expense	$39,069	$41,247	$36,207

As of December 31, 2009 and 2008, the weighted average interest rate of our variable rate debt was 3.24% and 4.17%, respectively.

Deferred Financing Costs

Cost capitalized, amortized, and written off in the determination of the loss on extinguishment of debt for the years ended December 31, 2009, 2008 and 2007 are presented in the table below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Capitalized costs	$2,474	$314	$13,400
Amortization	2,070	1,975	1,680
Loss on extinguishment	472	—	9,557

Net carrying values for the years presented appear in the table below:

	December 31,
	2009	2008
	(In thousands)

Deferred financing costs:
Gross carrying value	$14,611	$12,609
Accumulated amortization	(4,190)	(2,120)

Net carrying value	$10,421	$10,489

NOTE 14.	COMMITMENTS AND CONTINGENCIES

Operating Lease Arrangements

We lease certain property and equipment under non-cancelable operating leases that expire at various dates through 2019, with varying payment dates throughout each month.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments

2010	$7,230
2011	4,706
2012	4,045
2013	2,933
2014	2,147
Thereafter	3,472

$24,533

We are also party to a significant number of month-to-month leases that are cancelable at any time. Operating lease expense was $22.7 million, $22.4 million, and $16.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Litigation

Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts or other outcomes that may be favorable to plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2009, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is approximately $2.7 million. We do not believe that the disposition of any of these matters will have a material impact on our financial position, results of operations, or cash flows. In the year ended December 31, 2009, we recorded a net decrease in our reserves of $3.7 million related to the settlement of ongoing legal matters and the continued refinement of liabilities recognized for litigation deemed probable and estimable. Our liabilities related to litigation matters that were deemed probable and estimable as of December 31, 2008 and 2007 were $4.5 million and $6.8 million, respectively.

Litigation with Former Officers and Employees

Our former general counsel, Jack D. Loftis, Jr., filed a lawsuit against us in the U.S. District Court, District of New Jersey, on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of duties of good faith and fair dealing, breach of fiduciary duty and wrongful termination. On August 17, 2007, we filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract and breach of fiduciary duties. In our counterclaims, we are seeking repayment of all severance paid to Mr. Loftis (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. The case is currently pending in the U.S. District Court for the Eastern District of Pennsylvania and will begin to appear on the trial docket during the second quarter of 2010. We recorded a liability for this matter in the fourth quarter of 2008.

On October 17, 2006, Jane John, the ex-wife of our former chief executive officer, Francis John, filed a complaint in Bucks County, Pennsylvania against her ex-husband and us. Ms. John alleged a breach of the marital agreement, a breach of options agreements, civil conspiracy and fraud. By virtue of assignments, Ms. John held 375,000 stock options which expired unexercised during a period in which we were not current in our financial statements, when such options could not be exercised. Mr. John has agreed to indemnify us

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with respect to damages attributable to any and all of Ms. John’s claims, other than damages attributable to any alleged breach of Ms. John’s stock option agreements. We reached a settlement with Ms. John regarding the alleged breach of stock option agreements, and recorded an additional charge related to the settlement in the third quarter of 2009, having initially recorded a liability for this matter in the third quarter of 2008.

On September 3, 2006, our former controller and former assistant controller filed suit against us in Harris County, Texas, alleging constructive termination and breach of contract. We reached an agreement to resolve the matter through arbitration that included an obligation to pay a minimum amount to the claimants regardless of outcome, and we recorded a liability based upon the minimum payment for this matter in the third quarter of 2009. In early December 2009, the matter went to trial and the arbitrator found in favor of Key.

Tax Audits

We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2009 and 2008, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.

Self-Insurance Reserves

We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of December 31, 2009 and 2008, we have recorded $65.2 million and $68.9 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $17.2 million and $10.8 million of insurance receivables as of December 31, 2009 and 2008, respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Environmental Remediation Liabilities

For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2009 and 2008, we have recorded $3.4 million and $3.0 million, respectively, for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of our accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2009	2008

Foreign currency translation loss	$(50,763)	$(46,520)
Deferred loss from available for sale investments	—	(30)

Accumulated other comprehensive loss	$(50,763)	$(46,550)

The local currency is the functional currency for our operations in Argentina, Mexico, Canada, the Russian Federation and for our equity investments in Canada. The cumulative translation gains and losses resulting from translating each foreign subsidiary’s financial statements from the functional currency to U.S. Dollars are included in other comprehensive income and accumulated in stockholders’ equity until a partial or complete sale or liquidation of our net investment in the foreign entity. The table below summarizes the conversion ratios used to translate the financial statements and the cumulative currency translation gains and losses, net of tax, for each currency:

	Argentine Peso	Mexican Peso	Canadian Dollar	Euro	Russian Rouble	Total
	(In thousands, except for conversion ratios)

As of December 31, 2009:
Conversion ratio	3.82:1	13.04:1	1.05:1	0.70:1	30.27:1	n/a
Cumulative translation adjustment	$(48,953)	$(716)	$(1,087)	n/a	$(7)	$(50,763)
As of December 31, 2008:
Conversion ratio	3.46:1	13.78:1	1.22:1	0.71:1	29.48:1	n/a
Cumulative translation adjustment	$(43,654)	$(1,663)	$(917)	$(286)	n/a	$(46,520)

NOTE 16.	EMPLOYEE BENEFIT PLANS

We maintain a 401(k) plan as part of our employee benefits package. In the first quarter of 2009, management suspended the 401(k) matching program as part of our cost cutting efforts. Prior to this, we matched 100% of employee contributions up to 4% of the employee’s salary into our 401(k) plan, subject to maximums of $9,200 and $9,000 for the years ended December 31, 2008 and 2007 respectively. Our matching contributions were $1.7 million, $11.9 million, and $10.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. We do not offer participants the option to purchase units of our common stock through a 401(k) plan fund.

NOTE 17.	STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2009, we had 200,000,000 shares of common stock authorized with a $0.10 par value, of which 123,993,480 shares were issued and outstanding. On December 31, 2008, we had 200,000,000 shares of common stock authorized with a $0.10 par value, of which 121,305,289 shares were issued and outstanding. During 2009 and 2008, no dividends were declared or paid. Under the terms of the Senior Notes and Senior Secured Credit Facility, we must meet certain financial covenants before we may pay dividends. We currently do not intend to pay dividends.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share Repurchase Program

In October 2007, our board of directors authorized a share repurchase program of up to $300.0 million which was effective through March 31, 2009. From the inception of the program in November 2007 through December 31, 2008, we repurchased approximately 13.4 million shares of our common stock through open market transactions for an aggregate price of approximately $167.3 million. We did not repurchase any shares under this program in 2009, and the plan expired on March 31, 2009.

Tax Withholding

We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We repurchased a total of 71,954, 97,443 and 72,847 shares for an aggregate cost of $0.5 million, $1.2 million and $1.3 million during 2009, 2008 and 2007, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.

Common Stock Warrants

In January 1999, we issued 150,000 warrants (the “Warrants”) in connection with a debt offering that were exercisable for an aggregate of approximately 2.2 million shares of our stock at an exercise price of $4.88125 per share. As of December 31, 2008, 83,800 Warrants had been exercised, leaving 66,200 outstanding, which were exercisable for approximately 1.0 million shares of our common stock. Termination notice was provided to the holders of the outstanding Warrants and the Warrants expired unexercised on February 2, 2009.

Under the terms of the Warrants, we were required to maintain an effective registration statement covering the shares potentially issuable upon exercise of the Warrants or make liquidated damages payments to the holders of the Warrants if we did not. On August 21, 2008, the requisite registration statement required by the terms of the Warrants became effective. However, because we did not have an effective registration statement through this date, we made liquidated damages payments totaling $0.8 and $0.9 million, respectively during 2008 and 2007.

On May 12, 2009, in connection with the settlement of a lawsuit, we issued to two individuals warrants to purchase shares of Key’s common stock. The warrants, which expire on May 12, 2014, are exercisable for 174,000 shares of our common stock at an exercise price of $4.56 per share. We received no proceeds upon the issuance of the warrants, but we will receive the exercise price of any warrants that are exercised prior to their expiration. The warrants, which are unregistered securities, were issued in a private placement and, therefore, their issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. As of December 31, 2009, none of these warrants had been exercised.

NOTE 18.	SHARE-BASED COMPENSATION

2009 Incentive Plan

On June 4, 2009, our stockholders approved the 2009 Equity and Cash Incentive Plan (the “2009 Incentive Plan”). The 2009 Incentive Plan is administered by our board of directors or a committee designated by our board of directors (the “Committee”). Our board of directors or the Committee (the “Administrator”) will have the power and authority to select Participants (as defined below) in the 2009 Incentive Plan and to grant Awards (as defined below) to such Participants pursuant to the terms of the 2009 Incentive Plan. The 2009 Incentive Plan expires June 4, 2019.

Subject to adjustment, the total number of shares of our common stock that will be available for the grant of Awards under the 2009 Incentive Plan may not exceed 4,000,000 shares; however, for purposes of this

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

limitation, any stock subject to an award that is canceled, forfeited or expires prior to exercise or realization will again become available for issuance under the 2009 Incentive Plan. Subject to adjustment, no Participant will be granted, during any one year period, options to purchase common stock and/or stock appreciation rights with respect to more than 500,000 shares of common stock. Stock available for distribution under the 2009 Incentive Plan will come from authorized and unissued shares or shares we reacquire in any manner. All awards under the 2009 Incentive Plan are granted at fair market value on the date of issuance.

Awards may be in the form of stock options (incentive stock options and nonqualified stock options), restricted stock, restricted stock units, performance compensation awards and stock appreciation rights (collectively, “Awards”). Awards may be granted to employees, directors and, in some cases, consultants and those individuals whom the Administrator determines are reasonably expected to become employees, directors or consultants following the grant date of the Award (“Participants”). However, incentive stock options may be granted only to employees. Vesting periods may be set at the discretion of the board of directors, or its compensation committee, but are generally set at two to four years. Awards to our directors are generally not subject to vesting.

Our board of directors may at any time, and from time to time, amend or terminate the 2009 Incentive Plan. However, no repricing of stock options is permitted unless approved by our stockholders, and, except as provided otherwise in the 2009 Incentive Plan, no other amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. As of December 31, 2009, there were 3,835,688 remaining shares available for grant under the 2009 Incentive Plan.

2007 Incentive Plan

On December 6, 2007, our stockholders approved the 2007 Equity and Cash Incentive Plan (the “2007 Incentive Plan”). The 2009 Incentive Plan was based on the form of the 2007 Incentive Plan, and the terms of both plans are substantially similar. However, there are a few differences between the plans. For example, the 2009 Incentive Plan addresses the treatment of Awards when a Participant’s continuous service with the Company terminates as a result of retirement (as defined in the plan), but the 2007 Incentive Plan does not specifically address that situation. Also, the 2007 Incentive Plan allows for the transferability of stock options by will, by the laws of descent and distribution, to a third party designee upon death, or, as may determined in the discretion of the Administrator, to certain other permitted transferees set forth in the 2007 Incentive Plan. However, the 2009 Incentive Plan only permits such transferability by will, by the laws of descent and distribution or to a third party designee upon death.

Subject to adjustment, the total number of shares of our common stock that are available for the grant of Awards under the 2007 Incentive Plan may not exceed 4,000,000 shares; however, as is the case under the 2009 Incentive Plan, for purposes of this limitation, any stock subject to an award that is canceled, forfeited or expires prior to exercise or realization will again become available for issuance under the 2007 Incentive Plan.

Our board of directors may at any time, and from time to time, amend or terminate the 2007 Incentive Plan. However, except as provided otherwise in the 2007 Incentive Plan, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. As of December 31, 2009, there were 246,537 remaining shares available for grant under the 2007 Incentive Plan.

1997 Incentive Plan

On January 13, 1998, our stockholders approved the Key Energy Group, Inc. 1997 Incentive Plan, as amended (the “1997 Incentive Plan”). The 1997 Incentive Plan was an amendment and restatement of the plans formerly known as the Key Energy Group, Inc. 1995 Stock Option Plan and the Key Energy Group, Inc.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1995 Outside Directors Stock Option Plan. On November 17, 2007, the 1997 Incentive Plan terminated pursuant to its terms, after which no new awards could be granted under the plan.

The exercise price of options granted under the 1997 Incentive Plan is at or above the fair market value per share on the date the options are granted. Under the 1997 Incentive Plan, when the shares of common stock were listed on a securities exchange, fair market value was determined using the closing sales price on the immediate preceding business day as reported on such securities exchange.

When the shares were not listed on an exchange, which included the period from April 2005 through October 2007, the fair market value was determined by using the published closing price of the common stock on the Pink Sheets on the business day immediately preceding the date of grant.

During the period from 2000 to 2001, the board of directors granted 3.7 million stock options that were outside the 1997 Incentive Plan, of which 120,000 remained outstanding as of December 31, 2009. The 3.7 million non-plan options were in addition to, and did not include, other options which were granted under the 1997 Incentive Plan, but not in conformity with certain of the terms of the 1997 Incentive Plan.

Accelerated Vesting of Option and SAR Awards

Our board of directors resolved during the fourth quarter of 2008 to accelerate the vesting period for certain of our outstanding unvested stock option awards and stock appreciation rights, which affected approximately 280 employees. Primarily as a result of the acceleration, we recorded a pre-tax charge of $10.9 million in general and administrative expense during the fourth quarter of 2008. Because of the acceleration of the vesting term, no expense will be recognized on these awards in periods subsequent to December 31, 2008.

Stock Option Awards

Stock option awards granted under our incentive plans have a maximum contractual term of ten years from the date of grant. Shares issuable upon exercise of a stock option are issued from authorized but unissued shares of our common stock. The following table summarizes the stock option activity during fiscal years ended December 31, 2009, 2008 and 2007 (shares in thousands):

	Year Ended December 31, 2009
		Weighted Average	Weighted Average
	Options	Exercise Price	Fair Value

Outstanding at beginning of period	4,961	$12.21	$5.42
Granted	15	$4.14	$2.23
Exercised	(418)	$3.12	$2.30
Cancelled or expired	(663)	$13.70	$5.84

Outstanding at end of period	3,895	$12.90	$5.62

Exercisable at end of period	3,853	$12.99	$5.66

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Weighted Average	Weighted Average
	Options	Exercise Price	Fair Value

Outstanding at beginning of period	4,594	$11.01	$5.32
Granted	1,379	$14.76	$5.43
Exercised	(757)	$8.81	$4.81
Cancelled or expired	(255)	$14.53	$6.15

Outstanding at end of period	4,961	$12.21	$5.38

Exercisable at end of period	4,911	$12.30	$5.42

	Year Ended December 31, 2007
		Weighted Average	Weighted Average
	Options	Exercise Price	Fair Value

Outstanding at beginning of period	5,829	$9.46	$4.94
Granted	1,195	$14.41	$5.98
Exercised	(1,592)	$8.45	$4.58
Cancelled or expired	(838)	$10.36	$5.03

Outstanding at end of period	4,594	$11.01	$5.32

Exercisable at end of period	2,615	$8.34	$4.47

The following table summarizes information about the stock options outstanding at December 31, 2009 (shares in thousands):

	Options Outstanding
	Weighted Average
	Remaining	Number of
	Contractual Life	Options	Weighted Average	Weighted Average
	(Years)	Outstanding	Exercise Price	Fair Value

Range of exercise prices:
$3.87 - $8.00	2.60	350	$7.36	$3.98
$8.01 - $9.37	0.99	425	$8.49	$5.25
$9.38 - $13.10	4.64	708	$11.42	$5.04
$13.11 - $15.05	7.08	1,341	$14.58	$6.43
$15.06 - $19.42	8.26	1,071	$15.34	$5.69

		3,895	$12.90	$5.62

Aggregate intrinsic value (in thousands)		$637

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable
	Number of
	Options	Weighted Average	Weighted Average
	Exercisable	Exercise Price	Fair Value

Range of exercise prices:
$3.87 - $8.00	308	$7.76	$4.24
$8.01 - $9.37	425	$8.49	$5.25
$9.38 - $13.10	708	$11.42	$5.04
$13.11 - $15.05	1,341	$14.58	$6.43
$15.06 - $19.42	1,071	$15.34	$5.69

	3,853	$12.99	$5.66

Aggregate intrinsic value (in thousands)	$453

The total fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was less than $0.1 million, $7.5 million and $7.1 million, respectively. The total fair value of stock options vested during the year ended December 31, 2009 was less than $0.1 million. For the years ended December 31, 2009, 2008 and 2007, we recognized less than $0.1 million, $15.1 million and $3.5 million in pre-tax expense related to stock options, respectively. We recognized tax benefits of less than $0.1 million, $5.2 million, and $0.7 million related to our stock options for the years ended December 31, 2009, 2008 and 2007, respectively. Compensation expense recognized during 2008 related to stock option awards included the charge we took for the accelerated vesting, as discussed above. For unvested stock option awards outstanding as of December 31, 2009, we expect to recognize less than $0.1 million of compensation expense over a weighted average remaining vesting period of approximately 2.0 years. The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2009 is 5.9 years. The intrinsic value of the options exercised for the years ended December 31, 2009, 2008 and 2007 was $1.9 million, $5.8 million and $10.2 million, respectively. Cash received from the exercise of options for the year ended December 31, 2009 was $1.3 million with recognition of associated tax benefits in the amount of $0.1 million.

Common Stock Awards

The total fair market value of all common stock awards granted during the years ended December 31, 2009, 2008 and 2007 was $8.8 million, $6.5 million and $4.7 million, respectively.

The following table summarizes information for the years ended December 31, 2009, 2008 and 2007 about the common share awards that we have issued (shares in thousands):

	Year Ended December 31, 2009
		Weighted Average		Weighted Average
	Outstanding	Issuance Price	Vested	Issuance Price

Shares at beginning of period	1,409	$14.42	748	$14.05
Shares issued during period(1)	2,667	$3.30	146	$5.96
Previously issued shares vesting during period	—	$—	272	$15.04
Shares cancelled during period	(325)	$7.24	—	$—
Shares repurchased during period	(72)	$6.73	(72)	$6.73

Shares at end of period	3,679	$7.14	1,094	$13.70

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Weighted Average		Weighted Average
	Outstanding	Issuance Price	Vested	Issuance Price

Shares at beginning of period	1,078	$14.01	478	$13.48
Shares issued during period(1)	428	$15.10	47	$18.01
Previously issued shares vesting during period	—	$—	320	$13.97
Shares repurchased during period	(97)	$12.86	(97)	$12.86

Shares at end of period	1,409	$14.42	748	$14.05

	Year Ended December 31, 2007
		Weighted Average		Weighted Average
	Outstanding	Issuance Price	Vested	Issuance Price

Shares at beginning of period	833	$13.69	258	$12.44
Shares issued during period(1)	318	$14.87	54	$17.48
Previously issued shares vesting during period	—	$—	239	$13.87
Shares repurchased during period	(73)	$14.05	(73)	$14.05

Shares at end of period	1,078	$14.01	478	$13.48

(1)	Includes 143,100, 47,190 and 53,648 shares of common stock issued to our non-employee directors vested immediately upon issuance during 2009, 2008 and 2007, respectively.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock awards that do not immediately vest, we recognize compensation expense ratably over the vesting period of the grant, net of estimated and actual forfeitures. For the years ended December 31, 2009, 2008 and 2007, we recognized $6.0 million, $6.1 million and $5.6 million, respectively, of pre-tax expense associated with common stock awards, including common stock grants to our outside directors. In connection with the expense related to common stock awards recognized during the year ended December 31, 2009, we recognized tax benefits of $2.0 million. Tax benefits for the years ended December 31, 2008 and 2007 were $1.5 million and $1.2 million, respectively. For the unvested common stock awards outstanding as of December 31, 2009, we anticipate that we will recognize $6.5 million of pre-tax expense over the next 1.2 years.

Phantom Share Plan

In December 2006, we announced the implementation of a “Phantom Share Plan,” in which certain of our employees were granted “Phantom Shares.” Phantom Shares vest ratably over a four-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date. Grantees are not permitted to defer this payment to a later date. The Phantom Shares are a “liability” type award and we account for these awards at fair value. We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of the service requirement that has been performed, net of estimated and actual forfeitures, with an offsetting liability recorded on our consolidated balance sheets. We recognized $1.9 million of pre-tax compensation expense, less than $0.1 million of pre-tax benefit and approximately $3.3 million of pre-tax compensation expense associated with the Phantom Shares for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we recorded current and non-current liabilities of $1.5 million and $0.5, respectively, which represented the aggregate fair value of the Phantom Shares on that date.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized income tax benefits associated with the Phantom Shares of $0.7 million, less than $0.1 million and $1.3 million in 2009, 2008 and 2007, respectively. For unvested Phantom Share awards outstanding as of December 31, 2009, based on the market price of our common stock on this date, we expect to recognize approximately $0.9 million of compensation expense over a weighted average remaining vesting period of approximately 1.2 years. During 2009, cash payments related to the Phantom Shares totaled $1.2 million.

Stock Appreciation Rights

In August 2007, we issued approximately 587,000 SARs to our executive officers. Each SAR has a ten-year term from the date of grant. The vesting of all outstanding SAR awards was accelerated during the fourth quarter of 2008. Upon the exercise of a SAR, the recipient will receive an amount equal to the difference between the exercise price and the fair market value of a share of our common stock on the date of exercise, multiplied by the number of shares of common stock for which the SAR was exercised. All payments will be made in shares of our common stock. Prior to exercise, the SAR does not entitle the recipient to receive any shares of our common stock and does not provide the recipient with any voting or other stockholders’ rights. We account for these SARs as equity awards and recognize compensation expense ratably over the vesting period of the SAR based on their fair value on the date of issuance, net of estimated and actual forfeitures. We did not recognize any expense associated with these awards during 2009. Compensation expense recognized in 2008 and 2007 in connection with the SARs was $3.1 million and $0.6 million, respectively. We recognized income tax benefits of $1.1 million and $0.2 million in 2008 and 2007, respectively, in connection with this expense.

Valuation Assumptions on Stock Options and Stock Appreciation Rights

The fair value of each stock option grant or SAR was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Risk-free interest rate	2.21%	2.86%	4.41%
Expected life of options and SARs, years	6	6	6
Expected volatility of our stock price	53.70%	36.86%	39.49%
Expected dividends	none	none	none

NOTE 19.	TRANSACTIONS WITH RELATED PARTIES

Employee Loans and Advances

From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods so long as the employee continues their employment with us. The relocation loans are repaid upon the employee selling his prior residence. As of December 31, 2009 and 2008, these loans, in the aggregate, totaled $0.2. Of this amount, less than $0.1 million were made to our former officers, with the remainder being made to our current employees.

Related Party Notes Payable

On October 25, 2007, we entered into two promissory notes with related parties in connection with an acquisition. The first was an unsecured note in the amount of $12.5 million, which was due and paid in a lump-sum, together with accrued interest, on October 25, 2009. The second unsecured note in the amount of $10.0 million is payable in annual installments of $2.0 million, plus accrued interest, on each anniversary date of its issue through October 2012. Each of the notes bore or bears interest at the Federal Funds Rate, adjusted

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annually on the anniversary date of the note. As of December 31, 2009, the interest rate on the second note was 0.11%. Interest expense for the years ended December 31, 2009, 2008 and 2007 was $0.2 million, $1.2 million and $0.2 million respectively, on the two notes in aggregate.

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

Transactions with Employees

In connection with an acquisition in 2008, the former owner of the acquiree became an employee of Key. At the time of the acquisition, the employee owned, and continues to own, an exploration and production company. Subsequent to the acquisition, we continued to provide services to this company. The prices charged for these services are at rates that are an average of the prices charged to our other customers in the California market. As of December 31, 2009, our receivables with this company totaled $0.1 million, and for the year ended December 31, 2009, revenues from this company totaled $3.4 million.

Board of Director Relationship with Customer

One member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko comprised less than 2% of our total revenues for the years ended December 31, 2009, 2008 and 2007. Our sales to Anadarko were less than 1% of Anadarko’s revenues for 2009, 2008 and 2007. Transactions with Anadarko for our services are made on terms consistent with other customers.

NOTE 20.	SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Noncash investing and financing activities:
Property and equipment acquired under captial lease obligations	$938	$7,654	$12,003
Asset retirement obligations	517	397	12
Unrealized loss on short-term investments	—	(8)	—
Accrued repurchases of common stock	—	—	2,949
Debt assumed and issued in acquisitions	—	—	40,149
Software acquired under financing arrangement	—	3,985	—
Supplemental cash flow information:
Cash paid for interest	$42,575	$45,313	$38,457
Cash paid for taxes	$12,872	$43,494	$96,327
Tax refunds	$9,135	$3,701	$429

Cash paid for interest includes cash payments for interest on our long-term debt and capital lease obligations, commitment and agency fees paid, and cash paid to settle the interest rate swaps associated with the termination of our prior credit facility in 2007.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 21.	SEGMENT INFORMATION

We revised our reportable business segments effective in the first quarter of 2009. The new operating segments are Well Servicing and Production Services. Financial results for the years ended December 31, 2008 and 2007 have been restated to reflect the change in operating segments. We revised our segments to align with changes in management’s resource allocation and performance assessment in making decisions regarding our operations. Our rig services and fluid management services operations are aggregated within our Well Servicing segment. Our pressure pumping services, fishing and rental services and wireline services operations, as well as our technology development group in Canada, are now aggregated within our Production Services segment. These changes reflect our current operating focus. The accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies.” All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:

Well Servicing Segment

Rig Services

These services include the maintenance of existing wells, workover of existing wells, completion of newly drilled wells, drilling of horizontal wells, recompletion of existing wells (re-entering a well to complete the well in a new geologic zone or formation) and plugging and abandonment of wells at the end of their useful lives.

Workover services are performed to enhance the production of existing wells. Such services include extensions of existing wells to drain new formations either by deepening well bores to new zones or by drilling horizontal or lateral well bores to improve reservoir drainage. In less extensive workovers, our rigs are used to seal off depleted zones in existing well bores or to access a previously bypassed productive zone.

Our completion services prepare a newly drilled oil or natural gas well for production. We typically provide a well service rig and may also provide other equipment such as a workover package to assist in the completion process.

Fluid Management Services

These services include fluid management logistics, including oilfield transportation and produced-water disposal services. Our oilfield transportation and produced-water disposal services include vacuum truck services, fluid transportation services and disposal services for operators whose oil or natural gas wells produce saltwater and other fluids. In addition, we are a supplier of frac tanks which are used for temporary storage of fluids in conjunction with the fluid hauling operations. Our fluid management services will collect, transport and dispose of the saltwater. These fluids are removed from the well site and transported for disposal in a SWD well.

Production Services Segment

Pressure Pumping Services

These services include well stimulation and cementing services to oil and natural gas producers. Well stimulation services include fracturing, nitrogen, acidizing, cementing and coiled tubing services. These services (which may be completion or workover services) are provided to oil and natural gas producers and are used to enhance the production of oil and natural gas wells from formations which exhibit restricted flow of oil and natural gas. In the fracturing process, we typically pump fluid and sized sand, or proppants, into a well at high pressure in order to fracture the formation and thereby increase the flow of oil and natural gas. With our cementing services, we pump cement into a well between the casing and the well bore.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fishing and Rental Services

These services include the recovery of lost or stuck equipment in the well bore utilizing a “fishing tool.” We offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services. Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-controlled equipment, power swivels, and foam air units.

Wireline Services

These services include perforating, completion logging, production logging and casing integrity services. After the well bore is cased and cemented, we can provide a number of services. Perforating creates the flow path between the reservoir and the well bore. Production logging can be performed throughout the life of the well to measure temperature, fluid type, flow rate, pressure and other reservoir characteristics. This service helps the operator analyze and monitor well performance and determine when a well may need a workover or further stimulation.

Advanced Measurements, Inc.

Also included in our Production Services segment is AMI, our technology development company based in Canada. AMI is focused on oilfield service equipment controls, data acquisition and digital information flow.

Functional Support

We have aggregated all of our operating segments that do not meet the aggregation criteria to form a “Functional Support” segment. These services include expenses associated with managing all of our reportable operating segments. Functional Support assets consist primarily of cash and cash equivalents, accounts and notes receivable and investments in subsidiaries, our equity-method investment in IROC and deferred income tax assets.

The following present our segment information as of and for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Well	Production	Functional
	Servicing	Services	Support	Eliminations	Total

As of and for the year ended December 31, 2009:
Revenues from external customers	$859,747	$218,918	$—	$—	$1,078,665
Intersegment revenue	10	5,662	—	(5,672)	—
Operating expenses	781,504	240,625	105,586	—	1,127,715
Asset retirements and impairments	65,869	93,933	—	—	159,802
Operating income (loss)	12,374	(115,640)	(105,586)	—	(208,852)
Interest expense	(2,007)	(727)	41,803	—	39,069
Income (loss) before income taxes	14,414	(114,150)	(148,065)	—	(247,801)
Total assets	1,133,068	251,580	643,854	(364,092)	1,664,410
Capital expenditures, excluding acquisitions	75,242	39,305	13,875	—	128,422

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Well	Production	Functional
	Servicing	Services	Support	Eliminations	Total

As of and for the year ended December 31, 2008:
Revenues from external customers	$1,470,332	$501,756	$—	$—	$1,972,088
Intersegment revenue	93	5,281	—	(5,374)	—
Operating expenses	1,114,432	407,560	156,816	—	1,678,808
Asset retirements and impairments	—	69,752	5,385	—	75,137
Operating income (loss)	355,900	24,444	(162,201)	—	218,143
Interest expense	(2,310)	(1,828)	45,385	—	41,247
Income (loss) before income taxes	354,928	27,804	(208,676)	—	174,056
Total assets	1,386,753	429,131	587,696	(386,657)	2,016,923
Capital expenditures, excluding acquisitions	145,494	65,312	8,188	—	218,994

	Well	Production	Functional
	Servicing	Services	Support	Eliminations	Total

As of and for the year ended December 31, 2007:
Revenues from external customers	$1,240,126	$421,886	$—	$—	$1,662,012
Intersegment revenue	—	—	—	—	—
Operating expenses	879,270	315,919	150,444	—	1,345,633
Asset retirements and impairments	—	—	—	—	—
Operating income (loss)	360,856	105,967	(150,444)	—	316,379
Interest expense	(1,205)	(1,047)	38,459	—	36,207
Income (loss) before income taxes	358,549	108,129	(190,738)	—	275,940
Total assets	1,300,516	373,380	390,662	(205,481)	1,859,077
Capital expenditures, excluding acquisitions	126,394	79,854	6,312	—	212,560

The following table presents selected financial information related to our operations by geography (in thousands of U.S. Dollars):

	U.S.	Argentina	Mexico	Canada	Russia	Eliminations	Total

As of and for the year ended December 31, 2009:
Revenue from external customers	$881,329	$68,625	$118,650	$873	$9,188	$—	$1,078,665
Long-lived assets	1,263,376	18,671	64,162	8,182	54,956	(129,069)	1,280,278
As of and for the year ended December 31, 2008:
Revenue from external customers	$1,800,199	$118,841	$47,200	$5,848	$—	$—	$1,972,088
Long-lived assets	1,434,578	25,419	45,547	7,482	—	(55,225)	1,457,801
As of and for the year ended December 31, 2007:
Revenue from external customers	$1,556,108	$93,925	$9,041	$2,938	$—	$—	$1,662,012
Long-lived assets	1,368,735	29,762	11,089	10,782	—	(49,156)	1,371,212

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Set forth below is unaudited summarized quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2009:
Revenues	$331,989	$241,458	$237,671	267,547
Direct operating expenses	227,227	173,853	179,901	198,476
Asset retirements and impairments	—	—	159,802	—
Income (loss) before income taxes	1,129	(29,131)	(198,206)	(21,593)
Net income (loss)	904	(18,473)	(125,017)	(14,090)
Income (loss) attributable to common stockholders	904	(18,473)	(124,942)	(13,610)
Earnings per share(1):
Basic	$0.01	$(0.15)	$(1.03)	$(0.11)
Diluted	$0.01	$(0.15)	$(1.03)	$(0.11)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended December 31, 2008:
Revenues	$456,399	$502,003	$535,620	$478,066
Direct operating expenses	281,641	322,488	342,195	304,003
Asset retirements and impairments	—	—	—	75,137
Income (loss) before income taxes	56,907	71,247	77,541	(31,639)
Net income (loss)	34,450	43,801	48,462	(42,900)
Income (loss) attributable to common stockholders	34,484	44,012	48,462	(42,900)
Earnings per share(1):
Basic	$0.27	$0.35	$0.39	$(0.35)
Diluted	$0.27	$0.35	$0.39	$(0.35)

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 23.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our Senior Notes are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly-owned. The guarantees were joint and several, full, complete and unconditional. There were no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets:
Current assets	$72,021	$189,935	$122,018	$158	$384,132
Property and equipment, net	—	822,882	41,726	—	864,608
Goodwill	—	316,513	29,589	—	346,102
Deferred financing costs, net	10,421	—	537	—	10,958
Intercompany notes, accounts receivable and investment in subsidiaries	1,782,002	577,546	7,462	(2,367,010)	—
Other assets	4,033	40,198	14,379	—	58,610

TOTAL ASSETS	$1,868,477	$1,947,074	$215,711	$(2,366,852)	$1,664,410

Liabilities and equity:
Current liabilities	$6,468	$145,040	$38,261	$—	$189,769
Long-term debt and capital leases, less current portion	512,812	11,105	32	—	523,949
Intercompany notes and accounts payable	451,361	1,487,950	87,568	(2,026,879)	—
Deferred tax liabilities	151,624	—	(4,644)	—	146,980
Other long-term liabilities	3,072	57,500	—	—	60,572
Equity	743,140	245,479	94,494	(339,973)	743,140

TOTAL LIABILITIES AND EQUITY	$1,868,477	$1,947,074	$215,711	$(2,366,852)	$1,664,410

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Assets:
Current assets	$29,673	$440,758	$88,534	$157	$559,122
Property and equipment, net	—	1,025,007	26,676	—	1,051,683
Goodwill	—	316,669	4,323	—	320,992
Deferred financing costs, net	10,489	—	—	—	10,489
Intercompany notes, accounts receivable and investment in subsidiaries	1,917,522	419,554	1,775	(2,338,851)	—
Other assets	22,597	48,237	3,803	—	74,637

TOTAL ASSETS	$1,980,281	$2,250,225	$125,111	$(2,338,694)	$2,016,923

Liabilities and equity:
Current liabilities	$13,792	$231,528	$28,054	$(1)	$273,373
Long-term debt and capital leases, less current portion	612,813	20,729	49	—	633,591
Intercompany notes and accounts payable	305,348	1,624,932	69,204	(1,999,484)	—
Deferred tax liabilities	187,596	—	985	—	188,581
Other long-term liabilities	—	60,386	260	—	60,646
Stockholders’ equity	860,732	312,650	26,559	(339,209)	860,732

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,980,281	$2,250,225	$125,111	$(2,338,694)	$2,016,923

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$928,639	$201,507	$(51,481)	$1,078,665
Costs and expenses:
Direct operating expenses	—	653,112	164,243	(37,898)	779,457
Depreciation and amortization expense	—	162,415	7,147	—	169,562
General and administrative expenses	(452)	160,426	18,693	29	178,696
Asset retirements and impairments	—	159,535	267	—	159,802
Interest expense, net of amounts capitalized	42,671	(3,756)	154	—	39,069
Other, net	1,237	(698)	10,412	(11,071)	(120)

Total costs and expenses, net	43,456	1,131,034	200,916	(48,940)	1,326,466

(Loss) income before income taxes and noncontrolling interest	(43,456)	(202,395)	591	(2,541)	(247,801)
Income tax benefit	90,694	—	431	—	91,125

Net income (loss)	47,238	(202,395)	1,022	(2,541)	(156,676)

Noncontrolling interest	—	—	(555)	—	(555)

Income (loss) attributable to common stockholders	$47,238	$(202,395)	$1,577	$(2,541)	$(156,121)

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$1,818,736	$175,845	$(22,493)	$1,972,088
Costs and expenses:
Direct operating expenses	—	1,139,006	127,374	(16,053)	1,250,327
Depreciation and amortization expense	—	163,257	7,517	—	170,774
General and administrative expenses	1,616	237,635	19,251	(795)	257,707
Asset retirements and impairments	—	75,137	—	—	75,137
Interest expense, net of amounts capitalized	44,842	(4,320)	477	248	41,247
Other, net	5,219	(7,073)	9,143	(4,449)	2,840

Total costs and expenses, net	51,677	1,603,642	163,762	(21,049)	1,798,032

(Loss) income before income taxes and noncontrolling interest	(51,677)	215,094	12,083	(1,444)	174,056
Income tax expense	(81,233)	(4,320)	(4,690)	—	(90,243)

Net (loss) income	(132,910)	210,774	7,393	(1,444)	83,813

Noncontrolling interest	—	—	(245)	—	(245)

(Loss) income attributable to common stockholders	$(132,910)	$210,774	$7,638	$(1,444)	$84,058

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Revenues	$—	$1,561,059	$105,819	$(4,866)	$1,662,012
Costs and expenses:
Direct operating expenses	—	906,254	82,980	(3,620)	985,614
Depreciation and amortization expense	—	123,821	5,802	—	129,623
General and administrative expenses	1,693	216,959	11,935	(191)	230,396
Interest expense, net of amounts capitalized	38,866	(3,134)	723	(248)	36,207
Loss on early extinguishment of debt	9,557	—	—	—	9,557
Other, net	(449)	(5,850)	1,781	(807)	(5,325)

Total costs and expenses, net	49,667	1,238,050	103,221	(4,866)	1,386,072

(Loss) income before income taxes and noncontrolling interest	(49,667)	323,009	2,598	—	275,940
Income tax (expense) benefit	(105,928)	934	(1,774)	—	(106,768)

Net (loss) income	(155,595)	323,943	824	—	169,172

Noncontrolling interest	—	—	(117)	—	(117)

(Loss) income attributable to common stockholders	$(155,595)	$323,943	$941	$—	$169,289

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$—	$185,279	$(442)	$—	$184,837
Cash flows from investing activities:
Capital expenditures	—	(124,744)	(3,678)	—	(128,422)
Intercompany notes and accounts	65,580	(17,523)	(22,115)	(25,942)	—
Other investing activities, net	199	5,580	12,007	—	17,786

Net cash provided by (used in) investing activities	65,779	(136,687)	(13,786)	(25,942)	(110,636)

Cash flows from financing activities:
Payments on revolving credit facility	(100,000)	—	—	—	(100,000)
Intercompany notes and accounts	32,823	(76,175)	17,410	25,942	—
Other financing activities, net	1,398	(28,873)	—	—	(27,475)

Net cash (used in) provided by financing activities	(65,779)	(105,048)	17,410	25,942	(127,475)

Effect of changes in exchange rates on cash	—	—	(2,023)	—	(2,023)

Net (decrease) increase in cash	—	(56,456)	1,159	—	(55,297)

Cash and cash equivalents, beginning of period	—	75,847	16,844	—	92,691

Cash and cash equivalents, end of period	$—	$19,391	$18,003	$—	$37,394

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash provided by (used in) operating activities	$17,573	$364,840	$(15,249)	$—	$367,164
Cash flows from investing activities:
Capital expenditures	—	(214,659)	(4,335)	—	(218,994)
Acquisitions and asset purchases, net	—	(97,925)	—	—	(97,925)
of cash acquired
Investment in Geostream Services Group	(19,306)	—	—	—	(19,306)
Intercompany notes and accounts	(179,501)	(199,428)	(1,515)	380,444	—
Other investing activities, net	—	7,151	—	—	7,151

Net cash (used in) provided by investing activities	(198,807)	(504,861)	(5,850)	380,444	(329,074)

Cash flows from financing activities:
Borrowings on revolving credit facilty	172,813	—	—	—	172,813
Payments on revolving credit facility	(38,026)	—	—	—	(38,026)
Repurchases of common stock	(139,358)	—	—	—	(139,358)
Intercompany notes and accounts	177,698	181,016	21,730	(380,444)	—
Other financing activities, net	8,107	(11,506)	—	—	(3,399)

Net cash provided by (used in) financing activities	181,234	169,510	21,730	(380,444)	(7,970)

Effect of changes in exchange rates on cash	—	—	4,068	—	4,068

Net increase in cash	—	29,489	4,699	—	34,188

Cash and cash equivalents, beginning of period	—	46,358	12,145	—	58,503

Cash and cash equivalents, end of period	$—	$75,847	$16,844	$—	$92,691

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(3,401)	$264,275	$(10,955)	$—	$249,919
Cash flows from investing activities:
Capital expenditures	—	(207,400)	(5,160)	—	(212,560)
Acquisitions, net of cash acquired	—	(157,955)	—	—	(157,955)
Investment in available for sale securities	—	(121,613)	—	—	(121,613)
Proceeds from the sale of available for sale securities	—	183,177	—	—	183,177
Intercompany notes and accounts	(473,412)	(434,672)	—	908,084	—
Other investing activities, net	—	6,104	—	—	6,104

Net cash (used in) provided by investing activities	(473,412)	(732,359)	(5,160)	908,084	(302,847)

Cash flows from financing activities:
Repayment of long-term debt	(396,000)	—	—	—	(396,000)
Proceeds from long-term debt	425,000	—	—	—	425,000
Borrowings on revolving credit facility	50,000	—	—	—	50,000
Common stock acquired by purchase	(30,454)	—	—	—	(30,454)
Intercompany notes and accounts	424,822	458,560	24,702	(908,084)	—
Other financing activities, net	3,445	(28,751)	—	—	(25,306)

Net cash provided by (used in) financing activities	476,813	429,809	24,702	(908,084)	23,240

Effect of changes in exchange rates on cash	—	—	(184)	—	(184)

Net (decrease) increase in cash	—	(38,275)	8,403	—	(29,872)

Cash and cash equivalents, beginning of period	—	84,633	3,742	—	88,375

Cash and cash equivalents, end of period	$—	$46,358	$12,145	$—	$58,503

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of the end of such period.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

As described in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the year ended December 31, 2008, our management determined that as of December 31, 2008, ineffective control activities surrounding our payroll process constituted a material weakness to our system of internal control. These ineffective control activities had first been identified during 2006 and changes were made to our controls and procedures over 2007 and 2008, and continuing into 2009, in an effort to remediate these deficiencies. Activities to remediate the previously identified material weakness included relocating the payroll function to our corporate offices in Houston, Texas, replacement of personnel, increasing the overall size of the payroll department, and the implementation of a new human resource information system. The new human resource information system implemented in January 2009 allows for automated workflow and approval of standard human resource transactions. Additionally, we have compensating controls in place such as analytical reviews of payroll expenses and reconciliations of payroll accounts. Based upon the changes in internal control and the testing and evaluation of the effectiveness of these controls, management has concluded that the remediation of the material weakness for our payroll process has been achieved as of December 31, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting; however, the testing of the remediation of the material weakness identified in the prior year was completed during the fourth quarter of 2009, allowing us to conclude that the remediation of this material weakness was achieved as of December 31, 2009.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION

Item 11 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Item 14 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements and exhibits are filed as part of this report:

1. Financial Statements — See “Index to Consolidated Financial Statements” at Page 54.

2. We have omitted all financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements in notes to the financial statements.

3. Exhibits

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)
3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc., dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)
3.3	Second Amended and Restated By-laws of Key Energy Services, Inc., adopted September 21, 2006. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)
3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc., adopted November 2, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)
3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc., adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)
3.6	Amendment to Second Amended and Restated Bylaws of Key Energy Services, Inc., adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)
4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)
4.2	Registration Rights Agreement dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)
4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)
4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)

Exhibit No.		Description

4.5		Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)
10	.1†	Key Energy Group, Inc. 1997 Incentive Plan, as an amendment and restatement effective November 17, 1997 of the Key Energy Group, Inc. 1995 Outside Directors Stock Option Plan. (Incorporated by reference to Exhibit B of the Company’s Schedule 14A Proxy Statement filed November 26, 1997, File No. 001-08038.)
10	.2†	Form of Restricted Stock Award Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-08038.)
10	.3†	The 2006 Phantom Share Plan of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.4†	Form of Award Agreement under the 2006 Phantom Share Plan of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.5†	Form of Stock Appreciation Rights Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 24, 2007, File No. 001-08038.)
10	.6†	Form of Non-Plan Option Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed on September 25, 2007, File No. 333-146294.)
10	.7†	Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on November 1, 2007, File No. 001-08038.)
10	.8†	Form of Nonstatutory Stock Option Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08038.)
10	.9†	Form of Restricted Stock Award Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 16, 2008, File No. 001-08038.)
10	.10†	Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on April 16, 2009, File No. 001-08038.)
10	.11†	Form of Restricted Stock Award Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)
10	.12†	Form of Nonqualified Stock Option Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)
10	.13†	Restated Employment Agreement, dated effective as of December 31, 2007, among Richard J. Alario, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10	.14†	Acknowledgment and Waiver by Richard J. Alario, dated March 25, 2005, regarding rescinded option grant. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 29, 2005, File No. 001-08038.)
10	.15†	Employment Agreement, dated as of March 26, 2009, by and between Trey Whichard and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 1, 2009, File No. 001-08038.)

Exhibit No.		Description

10	.16†	Restated Employment Agreement, dated effective as of December 31, 2007, among Newton W. Wilson III, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10	.17†	Acknowledgment and Waiver by Newton W. Wilson III, dated March 25, 2005, regarding rescinded option grant. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 29, 2005, File No. 001-08038.)
10	.18†	Amended and Restated Employment Agreement, dated October 22, 2008, between Kimberly R. Frye, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10	.19†	Restated Employment Agreement dated effective as of December 31, 2007, among Kim B. Clarke, Key Energy Services, Inc. and Key Energy Shared Services, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10	.20†	Employment Agreement, dated as of January 1, 2004, between Key Energy Services, Inc. and Jim D. Flynt. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.21†	First Amendment to Employment Agreement, dated November 26, 2007, between Key Energy Services, Inc. and Jim D. Flynt. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)
10	.22†	Employment Agreement, dated November 17, 2004, between Key Energy Services, Inc. and Phil Coyne. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.23†	First Amendment to Employment Agreement, effective as of January 24, 2005, between Key Energy Services, Inc. and Phil Coyne. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.24†	Amended and Restated Employment Agreement, dated December 31, 2007, between Key Energy Services, Inc. and Don D. Weinheimer. (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008, File No. 001-08038.)
10	.25†	Employment Agreement, dated August 14, 2007, between Key Energy Shared Services, LLC and J. Marshall Dodson. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-08038.)
10	.26†	Employment Agreement, dated August 14, 2007, between Key Energy Shared Services, LLC and D. Bryan Norwood. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-08038.)
10	.27†	Restated Employment Agreement, effective August 1, 2007, between Key Energy Shared Services, LLC and Tommy Pipes. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10	.28†	Employment Agreement, effective August 1, 2007, between Key Energy Services, Inc. and John Carnett. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10	.29†	Restated Employment Agreement, dated effective as of December 31, 2007, among William M. Austin, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10	.30†	Letter Agreement, dated February 5, 2009, between Key Energy Services, Inc. and William M. Austin. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-08038.)
10	.31†	Settlement Agreement and Release of Claims by and between Kevin P. Collins and Key Energy Services, Inc. dated April 3, 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-08038.)

Exhibit No.		Description

10	.32†	Settlement Agreement and Release of Claims by and between W. Phillip Marcum and Key Energy Services, Inc. dated April 3, 2009 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-08038.)
10	.33†	Separation and Release Agreement, dated February 11, 2009, by and between Key Energy Shared Services, LLC, Key Energy Services, Inc. and William M. Austin. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-08038.)
10	.34†	Separation and Release Agreement, dated February 11, 2009, by and between Key Energy Shared Services, LLC, Key Energy Services, Inc. and William M. Austin. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-08038.)
10.35		Credit Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., each lender from time to time party thereto, Bank of America, N.A., as Paying Agent, Co-Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Bank, National Association, as Co-Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)
10.36		Amendment No. 1 to Credit Agreement, dated as of October 27, 2009, among Key Energy Services, Inc., each lender from time to time party thereto, Bank of America, N.A., as Paying Agent, Co-Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Bank, National Association, as Co-Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2009, File No. 001-08038.)
10.37		Stock and Membership Interest Purchase Agreement, dated as of September 19, 2007, between and among Key Energy Services, LLC, the Sellers named therein, and Moncla Well Service, Inc. and certain other affiliated companies named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007, File No. 001-08038.)
10.38		First Amendment to Stock and Membership Interest Purchase Agreement, dated as of October 25, 2007, among Key Energy Services, LLC, the Sellers named therein, and Moncla Well Service, Inc. and certain other affiliated companies named therein. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-08038.)
10.39		Second Amendment to Stock and Membership Interest Purchase Agreement, dated as of September 30, 2008, among Key Energy Services, LLC, the Sellers named therein, and Moncla Well Service, Inc. and certain other affiliated companies named therein. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10.40		Purchase Agreement, dated November 14, 2007, by and among the Company, certain of its domestic subsidiaries, and Lehman Brothers, Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 15, 2007, File No. 001-08038.)
10.41		Asset Purchase Agreement, dated December 7, 2007, among Key Energy Services, LLC, Kings Oil Tools, Inc. and Thomas Fowler. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 13, 2007, File No. 001-08038.)
10.42		Purchase Agreement, dated April 3, 2008, among Key Energy Services, LLC, Western Drilling Holdings, Inc., and Fred S. Holmes and Barbara J. Holmes. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)
10.43		Stock Purchase Agreement, dated May 30, 2008, by and among Key Energy Services, LLC, and E. Kent Tolman, Nita Tolman, Ronald D. Jones and Melinda Jones. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2008, File No. 001-08038.)

Exhibit No.		Description

10.44		Asset Purchase Agreement, dated July 22, 2008, by and among Key Energy Pressure Pumping Services, LLC, Leader Energy Services Ltd., Leader Energy Services USA Ltd., and CementRite, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 24, 2008, File No. 001-08038.)
10.45		Master Agreement, dated August 26, 2008, by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2008, File No. 001-08038.)
10.46		Amendment to Master Agreement, dated March 11, 2009, by and among Key Energy Services, Inc., Key Energy services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2009, File No. 001-08038.)
10.47		Amendment No. 2 to Master Agreement, dated June 23, 2009 (fully executed on June 26, 2009), by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2009, File No. 001-08038.)
10.48		Master Equipment Purchase and Sale Agreement, dated September 1, 2009, by and between Key Energy Pressure Pumping Services, LLC and GK Drilling Tools Leasing Company Ltd., and form of Addendum thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2009, File No. 001-08038.)
21	*	Significant Subsidiaries of the Company.
23	*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of CEO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY ENERGY SERVICES, INC.

By:	/s/ T.M. Whichard III
T.M. Whichard III,
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2010

POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Richard J. Alario and T.M. Whichard III, and each of them, his true and lawful attorney-in-fact and agent, with full powers of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting to said attorneys-in-fact, and each of them, full power and authority to perform any other act on behalf of the undersigned required to be done in connection therewith.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on February 26, 2010.

Signature	Title

/s/ Richard J. Alario Richard J. Alario	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ T.M. Whichard III T.M. Whichard III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ike C. Smith Ike C. Smith	Vice President and Controller (Principal Accounting Officer)

/s/ David J. Breazzano David J. Breazzano	Director

/s/ Lynn R. Coleman Lynn R. Coleman	Director

/s/ Kevin P. Collins Kevin P. Collins	Director

/s/ William D. Fertig William D. Fertig	Director

Signature	Title

/s/ W. Phillip Marcum W. Phillip Marcum	Director

/s/ Ralph S. Michael, III Ralph S. Michael, III	Director

/s/ William F. Owens William F. Owens	Director

/s/ Robert K. Reeves Robert K. Reeves	Director

/s/ J. Robinson West J. Robinson West	Director

/s/ Arlene M. Yocum Arlene M. Yocum	Director

EXHIBIT INDEX

Exhibit No.		Description

3.1		Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)
3.2		Unanimous consent of the Board of Directors of Key Energy Services, Inc., dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)
3.3		Second Amended and Restated By-laws of Key Energy Services, Inc., adopted September 21, 2006. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)
3.4		Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc., adopted November 2, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)
3.5		Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc., adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)
3.6		Amendment to Second Amended and Restated Bylaws of Key Energy Services, Inc., adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)
4.1		Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)
4.2		Registration Rights Agreement dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)
4.3		First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)
4.4		Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
4.5		Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)
10	.1†	Key Energy Group, Inc. 1997 Incentive Plan, as an amendment and restatement effective November 17, 1997 of the Key Energy Group, Inc. 1995 Outside Directors Stock Option Plan. (Incorporated by reference to Exhibit B of the Company’s Schedule 14A Proxy Statement filed November 26, 1997, File No. 001-08038.)
10	.2†	Form of Restricted Stock Award Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-08038.)
10	.3†	The 2006 Phantom Share Plan of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)

Exhibit No.		Description

10	.4†	Form of Award Agreement under the 2006 Phantom Share Plan of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.5†	Form of Stock Appreciation Rights Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 24, 2007, File No. 001-08038.)
10	.6†	Form of Non-Plan Option Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed on September 25, 2007, File No. 333-146294.)
10	.7†	Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on November 1, 2007, File No. 001-08038.)
10	.8†	Form of Nonstatutory Stock Option Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08038.)
10	.9†	Form of Restricted Stock Award Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 16, 2008, File No. 001-08038.)
10	.10†	Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on April 16, 2009, File No. 001-08038.)
10	.11†	Form of Restricted Stock Award Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)
10	.12†	Form of Nonqualified Stock Option Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)
10	.13†	Restated Employment Agreement, dated effective as of December 31, 2007, among Richard J. Alario, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10	.14†	Acknowledgment and Waiver by Richard J. Alario, dated March 25, 2005, regarding rescinded option grant. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 29, 2005, File No. 001-08038.)
10	.15†	Employment Agreement, dated as of March 26, 2009, by and between Trey Whichard and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 1, 2009, File No. 001-08038.)
10	.16†	Restated Employment Agreement, dated effective as of December 31, 2007, among Newton W. Wilson III, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10	.17†	Acknowledgment and Waiver by Newton W. Wilson III, dated March 25, 2005, regarding rescinded option grant. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated March 29, 2005, File No. 001-08038.)
10	.18†	Amended and Restated Employment Agreement, dated October 22, 2008, between Kimberly R. Frye, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10	.19†	Restated Employment Agreement dated effective as of December 31, 2007, among Kim B. Clarke, Key Energy Services, Inc. and Key Energy Shared Services, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)

Exhibit No.		Description

10	.20†	Employment Agreement, dated as of January 1, 2004, between Key Energy Services, Inc. and Jim D. Flynt. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.21†	First Amendment to Employment Agreement, dated November 26, 2007, between Key Energy Services, Inc. and Jim D. Flynt. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)
10	.22†	Employment Agreement, dated November 17, 2004, between Key Energy Services, Inc. and Phil Coyne. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.23†	First Amendment to Employment Agreement, effective as of January 24, 2005, between Key Energy Services, Inc. and Phil Coyne. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)
10	.24†	Amended and Restated Employment Agreement, dated December 31, 2007, between Key Energy Services, Inc. and Don D. Weinheimer. (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008, File No. 001-08038.)
10	.25†	Employment Agreement, dated August 14, 2007, between Key Energy Shared Services, LLC and J. Marshall Dodson. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-08038.)
10	.26†	Employment Agreement, dated August 14, 2007, between Key Energy Shared Services, LLC and D. Bryan Norwood. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-08038.)
10	.27†	Restated Employment Agreement, effective August 1, 2007, between Key Energy Shared Services, LLC and Tommy Pipes. (Incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10	.28†	Employment Agreement, effective August 1, 2007, between Key Energy Services, Inc. and John Carnett. (Incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10	.29†	Restated Employment Agreement, dated effective as of December 31, 2007, among William M. Austin, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10	.30†	Letter Agreement, dated February 5, 2009, between Key Energy Services, Inc. and William M. Austin. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-08038.)
10	.31†	Settlement Agreement and Release of Claims by and between Kevin P. Collins and Key Energy Services, Inc. dated April 3, 2009 (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-08038.)
10	.32†	Settlement Agreement and Release of Claims by and between W. Phillip Marcum and Key Energy Services, Inc. dated April 3, 2009 (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-08038.)
10	.33†	Separation and Release Agreement, dated February 11, 2009, by and between Key Energy Shared Services, LLC, Key Energy Services, Inc. and William M. Austin. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 001-08038.)
10	.34†	Separation and Release Agreement, dated February 11, 2009, by and between Key Energy Shared Services, LLC, Key Energy Services, Inc. and William M. Austin. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, File No. 001-08038.)

Exhibit No.	Description

10.35	Credit Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., each lender from time to time party thereto, Bank of America, N.A., as Paying Agent, Co-Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Bank, National Association, as Co-Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)
10.36	Amendment No. 1 to Credit Agreement, dated as of October 27, 2009, among Key Energy Services, Inc., each lender from time to time party thereto, Bank of America, N.A., as Paying Agent, Co-Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Bank, National Association, as Co-Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2009, File No. 001-08038.)
10.37	Stock and Membership Interest Purchase Agreement, dated as of September 19, 2007, between and among Key Energy Services, LLC, the Sellers named therein, and Moncla Well Service, Inc. and certain other affiliated companies named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 20, 2007, File No. 001-08038.)
10.38	First Amendment to Stock and Membership Interest Purchase Agreement, dated as of October 25, 2007, among Key Energy Services, LLC, the Sellers named therein, and Moncla Well Service, Inc. and certain other affiliated companies named therein. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-08038.)
10.39	Second Amendment to Stock and Membership Interest Purchase Agreement, dated as of September 30, 2008, among Key Energy Services, LLC, the Sellers named therein, and Moncla Well Service, Inc. and certain other affiliated companies named therein. (Incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10.40	Purchase Agreement, dated November 14, 2007, by and among the Company, certain of its domestic subsidiaries, and Lehman Brothers, Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the initial purchasers. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on November 15, 2007, File No. 001-08038.)
10.41	Asset Purchase Agreement, dated December 7, 2007, among Key Energy Services, LLC, Kings Oil Tools, Inc. and Thomas Fowler. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 13, 2007, File No. 001-08038.)
10.42	Purchase Agreement, dated April 3, 2008, among Key Energy Services, LLC, Western Drilling Holdings, Inc., and Fred S. Holmes and Barbara J. Holmes. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)
10.43	Stock Purchase Agreement, dated May 30, 2008, by and among Key Energy Services, LLC, and E. Kent Tolman, Nita Tolman, Ronald D. Jones and Melinda Jones. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 5, 2008, File No. 001-08038.)
10.44	Asset Purchase Agreement, dated July 22, 2008, by and among Key Energy Pressure Pumping Services, LLC, Leader Energy Services Ltd., Leader Energy Services USA Ltd., and CementRite, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 24, 2008, File No. 001-08038.)
10.45	Master Agreement, dated August 26, 2008, by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2008, File No. 001-08038.)
10.46	Amendment to Master Agreement, dated March 11, 2009, by and among Key Energy Services, Inc., Key Energy services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2009, File No. 001-08038.)

Exhibit No.		Description

10.47		Amendment No. 2 to Master Agreement, dated June 23, 2009 (fully executed on June 26, 2009), by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2009, File No. 001-08038.)
10.48		Master Equipment Purchase and Sale Agreement, dated September 1, 2009, by and between Key Energy Pressure Pumping Services, LLC and GK Drilling Tools Leasing Company Ltd., and form of Addendum thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2009, File No. 001-08038.)
21	*	Significant Subsidiaries of the Company.
23	*	Consent of Independent Registered Public Accounting Firm.
31	.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.
31	.2*	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	*	Certification of CEO and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith.