Form 10-Q
period 2010-03-31
KEY ENERGY SERVICES INC
filed 2010-05-10
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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
Yes ☐       No ☑
As of April 30, 2010, the number of outstanding shares of common stock of the registrant was 125,429,664.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009. Actual performance or results may differ materially and adversely.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,814	$37,394
Accounts receivable, net of allowance for doubtful accounts of $7,810 and $5,441, respectively	255,275	214,662
Inventories	28,236	27,452
Other current assets	56,046	104,624

Total current assets	406,371	384,132

Property and equipment	1,736,559	1,728,174
Accumulated depreciation	(873,909)	(863,566)

Property and equipment, net	862,650	864,608

Goodwill	346,831	346,102
Other intangible assets, net	39,045	41,048
Deferred financing costs, net	9,768	10,421
Equity method investments	5,848	5,203
Other non-current assets	12,579	12,896

TOTAL ASSETS	$1,683,092	$1,664,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$57,738	$46,086
Other current liabilities	148,687	133,531
Current portion of capital leases, notes payable and long-term debt	8,863	10,152

Total current liabilities	215,288	189,769

Capital leases, notes payable, and long-term debt	522,665	523,949
Other non-current liabilities	207,730	207,552
Commitments and contingencies

Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 125,393,247 and 123,993,480 shares issued and outstanding, respectively	12,539	12,399
Additional paid-in capital	610,185	608,223
Accumulated other comprehensive loss	(50,569)	(50,763)
Retained earnings	129,578	137,158

Total equity attributable to Key	701,733	707,017
Noncontrolling interest	35,676	36,123

Total equity	737,409	743,140

TOTAL LIABILITIES AND EQUITY	$1,683,092	$1,664,410

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES	$302,071	$331,989

COSTS AND EXPENSES:
Direct operating expenses	230,920	227,227
Depreciation and amortization expense	36,703	44,756
General and administrative expenses	40,952	48,706
Interest expense, net of amounts capitalized	10,247	9,648
Other, net	(1,253)	523

Total costs and expenses, net	317,569	330,860

(Loss) income before tax	(15,498)	1,129
Income tax benefit (expense)	6,491	(225)

Net (loss) income	(9,007)	904

Net loss attributable to noncontrolling interest	1,427	—

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(7,580)	$904

(Loss) earnings per share attributable to Key:
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01

Weighted average shares outstanding:
Basic	124,952	120,665
Diluted	124,952	121,436
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

NET (LOSS) INCOME	$(9,007)	$904

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	194	(5,254)
Deferred gain from available for sale investments	—	30

Total other comprehensive income (loss), net of tax	194	(5,224)

COMPREHENSIVE LOSS, NET OF TAX	(8,813)	(4,320)
Comprehensive loss attributable to noncontrolling interest	1,444	—

COMPREHENSIVE LOSS ATTRIBUTABLE TO KEY	$(7,369)	$(4,320)

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(9,007)	$904

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization expense	36,703	44,756
Bad debt expense	(32)	843
Accretion of asset retirement obligations	128	139
(Income) loss from equity-method investments	(577)	262
Amortization of deferred financing costs and discount	662	522
Deferred income tax (benefit) expense	(4,579)	524
Capitalized interest	(952)	(1,945)
Loss on disposal of assets, net	335	689
Share-based compensation	2,679	489
Changes in working capital:
Accounts receivable	(38,040)	115,026
Other current assets	55,132	649
Accounts payable, accrued interest and accrued expenses	21,972	(31,471)
Share-based compensation liability awards	438	(730)
Other assets and liabilities	892	(1,274)

Net cash provided by operating activities	65,754	129,383

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(32,415)	(44,797)
Proceeds from sale of fixed assets	1,006	797
Dividend from equity-method investment	165	—

Net cash used in investing activities	(31,244)	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(513)	(513)
Repayments of capital lease obligations	(2,077)	(2,635)
Borrowings on revolving credit facility	30,000	—
Repayments on revolving credit facility	(30,000)	—
Repurchases of common stock	(2,180)	(38)
Proceeds from exercise of stock options	1,600	—

Net cash used in investing activities	(3,170)	(3,186)

Effect of changes in exchange rates on cash	(1,920)	(714)

Net increase in cash and cash equivalents	29,420	81,483

Cash and cash equivalents, beginning of period	37,394	92,691

Cash and cash equivalents, end of period	$66,814	$174,174

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of well intervention services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to complete, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based services, fluid management services, pressure pumping services, fishing and rental services, and wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina, Mexico, and the Russian Federation. We also own a technology development company based in Canada and have ownership interests in two oilfield service companies based in Canada.
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2009 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q for possible disclosure as a subsequent event. Management monitored for subsequent events through the date these financial statements were available to be issued. After the balance sheet date included in this Quarterly Report on Form 10-Q but before the financial statements were available to be issued, we identified an unfavorable jury verdict in a legal matter that required disclosure as a subsequent event. See “Note 16. Subsequent Event” for further discussion.
NOTE 2. SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
The preparation of these unaudited condensed consolidated financial statements requires us to develop estimates and to make assumptions that affect our financial position, results of operations and cash flows. These estimates may also impact the nature and extent of our disclosure, if any, of our contingent liabilities. Among other things, we use estimates to (i) analyze assets for possible impairment, (ii) determine depreciable lives for our assets, (iii) assess future tax exposure and realization of deferred tax assets, (iv) determine amounts to accrue for contingencies, (v) value tangible and intangible assets, (vi) assess workers’ compensation, vehicular liability, self-insured risk accruals and other insurance reserves, (vii) provide allowances for our uncollectible accounts receivable, (viii) value our asset retirement obligations, and (ix) value our equity-based compensation. We review all significant estimates on a recurring basis and record the effect of any necessary adjustments prior to publication of our financial statements. Adjustments made with respect to the use of estimates relate to improved information not previously available. Because of the limitations inherent in this process, our actual results may differ materially from these estimates. We believe that the estimates used in the preparation of these interim financial statements are reasonable.
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a Critical Accounting Policy or Estimate as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
New Accounting Standards Adopted in this Report
ASU 2009-16. In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. ASU 2009-16 revises the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and requires more disclosure regarding transfers of financial assets. ASU 2009-16 also eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and increases disclosure requirements about transfers of financial assets and a reporting entity’s continuing involvement in transferred financial assets. We adopted the provisions of ASU 2009-16 on January 1, 2010 and the adoption of this standard did not have a material effect on our financial condition, results of operations, or cash flows.

ASU 2009-17. In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. We adopted ASU 2009-17 on January 1, 2010 and the adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.
ASU 2010-02. In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) — Accounting and Reporting for Decreases in Ownership of a Subsidiary — A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. We adopted the provisions of ASU 2010-02 on January 1, 2010 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
ASU 2010-06. In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted the provisions of ASU 2010-06 on January 1, 2010 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
ASU 2010-09. In February 2010 the FASB issued ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This update provides amendments to Subtopic 855-10 as follows: (i) an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter-market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued; (ii) the glossary of Topic 855 is amended to include the definition of SEC filer. An SEC filer is an entity that is required to file or furnish its financial statements with either the SEC or, with respect to an entity subject to Section 12(i) of the Securities Exchange Act of 1934, as amended, the appropriate agency under that Section; (iii) an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated; (iv) the glossary of Topic 855 is amended to remove the definition of public entity. The definition of a public entity in Topic 855 was used to determine the date through which subsequent events should be evaluated; and (v) the scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles. We adopted the provisions of ASU 2010-09 on March 1, 2010 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted in this Report
ASU 2009-13. In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable. The selling price will be based on Vendor-Specific Objective Evidence (“VSOE”) if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. We expect to adopt the provisions of ASU 2009-13 on January 1, 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.
NOTE 3. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)
Other Current Assets:
Deferred tax assets	$23,020	$25,323
Prepaid current assets	14,005	14,212
Income tax refund receivable	5,083	50,025
Other	13,938	15,064

Total	$56,046	$104,624

The table below presents comparative detailed information about other current liabilities at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)
Other Current Liabilities:
Accrued payroll, taxes and employee benefits	$37,428	$33,953
Accrued operating expenditures	35,456	24,194
Income, sales, use and other taxes	24,805	30,447
Self-insurance reserve	23,947	24,366
Accrued interest	11,914	3,014
Insurance premium financing	4,843	7,282
Unsettled legal claims	1,700	2,665
Share-based compensation liabilities	1,045	1,518
Other	7,549	6,092

Total	$148,687	$133,531

The table below presents comparative detailed information about other non-current liabilities at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(in thousands)
Other Non-Current Liabilities:
Deferred tax liabilities	$146,497	$146,980
Accrued insurance costs	41,533	40,855
Asset retirement obligations	10,237	10,045
Environmental liabilities	3,210	3,353
Accrued rent	2,309	2,399
Accrued income taxes	2,813	2,813
Share-based compensation liabilities	613	508
Other	518	599

Total	$207,730	$207,552

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

		Production
	Well Servicing	Services	Total
	(in thousands)
December 31, 2009	$342,023	$4,079	$346,102
Impact of foreign currency translation	609	120	729

March 31, 2010	$342,632	$4,199	$346,831

The changes in the carrying amount of other intangible assets for the three months ended March 31, 2010 are as follows:

(in thousands)
December 31, 2009	$41,048
Additions	404
Amortization expense	(2,766)
Impact of foreign currency translation	359

March 31, 2010	$39,045

Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. Amortization expense for our intangible assets was $2.8 million and $3.4 million for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5. EQUITY METHOD INVESTMENTS
IROC Energy Services Corp.
As of March 31, 2010, we owned 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company. The carrying value of our investment in IROC totaled $4.7 million and $4.0 million as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, the carrying value of our investment is $4.9 million less than the book value of our proportionate share of IROC’s net assets. This is due to certain long-lived assets of IROC, and this difference is being amortized over the estimated remaining useful life of these assets as an adjustment to our portion of IROC’s undistributed earnings each period.
We recorded no equity income and $0.2 million of equity income related to our investment in IROC for the three months ended March 31, 2010 and 2009, respectively. During the quarter ending March 31, 2010, IROC declared and paid a dividend to us of $0.2 million. During the three months ended March 31, 2010 and 2009, the value of our investment in IROC increased by $0.1 million and decreased by $0.1 million, respectively, due to fluctuations in exchange rates.
Advanced Flow Technologies, Inc.
As of March 31, 2010, we owned 48.63% of Advanced Flow Technologies, Inc. (“AFTI”), a Calgary-based oilfield services company. We recorded less than $0.1 million and $0.1 million of equity losses associated with our investment in AFTI for the three months ended March 31, 2010 and 2009, respectively. In addition, during the three months ended March 31, 2010 and 2009, the value of our investment in AFTI increased by less than $0.1 million and decreased by less than $0.1 million, respectively, due to fluctuations in exchange rates between the U.S. dollar and Canadian dollar.

NOTE 6.	LONG-TERM DEBT
The components of our long-term debt are as follows:

	March 31, 2010	December 31, 2009
	(in thousands)

8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	87,813	87,813
Other long-term indebtedness	511	1,044
Notes payable — related parties, net of discount of $59 and $69, respectively	5,941	5,931
Capital lease obligations	12,263	14,313

	531,528	534,101

Less current portion	(8,863)	(10,152)

Total capital leases, notes payable and long-term debt	$522,665	$523,949

\

8.375% Senior Notes due 2014
On November 29, 2007, we issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “Senior Notes”). The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were $416.1 million. We used $394.9 million of the net proceeds to retire then-existing term loans, including accrued and unpaid interest, with the balance used for general corporate purposes.
The Senior Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The Senior Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the Senior Notes is payable on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2014.
The indenture governing the Senior Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions in connection with the covenants of our senior revolving credit facility, discussed below. We were in compliance with these covenants at March 31, 2010.
Senior Secured Credit Facility
We maintain a senior secured credit facility pursuant to a revolving credit agreement with a syndicate of banks of which Bank of America, N.A. and Wells Fargo Bank, N.A. are the administrative agents (the “Senior Secured Credit Facility”). We entered into the Senior Secured Credit Facility on November 29, 2007, simultaneously with the offering of the Senior Notes, and entered into an amendment (the “Amendment”) to the Senior Secured Credit Facility on October 27, 2009. As amended, the Senior Secured Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $300.0 million, all of which will mature no later than November 29, 2012.
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
The Senior Secured Credit Facility contains certain financial covenants, which, among other things, require us to maintain specified financial ratios, limit our annual capital expenditures, restrict our ability to repurchase shares, limit the assets owned by domestic subsidiaries that may be located outside the United States, and maintain certain financial ratios.
The amended Senior Secured Credit Facility also contains other covenants, including, with certain exceptions, restrictions related to (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments; (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) prepaying, redeeming or repurchasing the Senior Notes or other unsecured debt incurred; (viii) granting negative pledges other than to the lenders; (ix) changes in the nature of our business; (x) amending organizational documents, or amending or otherwise modifying any debt if such amendment or modification would have a material adverse effect, or amending the Senior Notes or other unsecured debt incurred if the effect of such amendment is to shorten the maturity of the Senior Notes or such other unsecured debt; and (xi) changes in accounting policies or reporting practices.
We were in compliance with these covenants on March 31, 2010. We may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to our obligation to reimburse the lenders for breakage and redeployment costs. As of March 31, 2010, we had borrowings of $87.8 million and committed letters of credit of $55.1 million outstanding, leaving $157.1 million of available borrowing capacity under the Senior Secured Credit Facility. The weighted average interest rate on the outstanding borrowings under the Senior Secured Credit Facility at March 31, 2010 was 3.73%.

NOTE 7. OTHER INCOME AND EXPENSE
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other, net” for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Loss on disposal of assets, net	$335	$689
Interest income	(15)	(248)
Foreign exchange (gain) loss	(1,363)	917
Other income, net	(210)	(835)

Total	$(1,253)	$523

NOTE 8. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended March 31, 2010 and 2009 were 41.9% and 19.9%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, differences in permanent items impacting mainly the U.S. effective rate, and differences between discrete items, mainly due to tax expense or benefits recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes, including the revised Texas Franchise Tax.
As of March 31, 2010 and December 31, 2009, we had $3.3 million and $3.2 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of $0.1 million in each of the quarters ended March 31, 2010 and March 31, 2009, and we recognized a tax benefit of $0.7 million due to statute of limitations expirations for the quarter ended March 31, 2009. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.
We record expense and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $1.2 million and $1.1 million for the payment of interest and penalties as of March 31, 2010 and December 31, 2009, respectively. We believe that it is reasonably possible that $1.7 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the quarter ended March 31, 2010.
During the quarter ended March 31, 2010, we filed our 2009 tax return reflecting a net operating loss (“NOL”) of $153.5 million. We subsequently filed Form 1139 to carry the NOL back to prior years to offset the taxable income reported and claimed a refund of federal income taxes paid in those prior years. On March 31, 2010, we received remittances from the Internal Revenue Service totaling $53.2 million.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of March 31, 2010, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $1.7 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. During the first quarter of 2010, we recorded a net decrease in our liability of $1.0 million related to the settlement and revision of our exposures related to ongoing legal matters. See also “Note 16. Subsequent Event”.

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
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2010 and December 31, 2009, we have recorded $65.5 and $65.2 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $17.2 million of insurance receivables as of both March 31, 2010 and December 31, 2009. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of March 31, 2010 and December 31, 2009, we have recorded $3.2 million and $3.4 million, respectively, for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our earnings per share are as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands, except per share data)
Basic EPS Computation:
Numerator
Net (loss) income attributable to Key	$(7,580)	$904
Denominator
Weighted average shares outstanding	124,952	120,665

Basic (loss) earnings per share	$(0.06)	$0.01

Diluted EPS Computation:
Numerator
Net (loss) income attributable to Key	$(7,580)	$904
Denominator
Basic weighted average shares outstanding	124,952	120,665
Stock options	—	24
Unvested restricted stock	—	747

Diluted weighted average shares outstanding	124,952	121,436

Diluted (loss) earnings per share	$(0.06)	$0.01
Because of our net loss for the three months ended March 31, 2010, all potentially dilutive securities were excluded from the calculation of our diluted earnings per share, as the potential exercise of those securities would be anti-dilutive. The diluted earnings per share calculation for the three months ended March 31, 2009 excludes the potential exercise of 4.5 million stock options and 0.6 million stock appreciation rights (“SARs”) because the effects of such exercises on the earnings per share calculation would be anti-dilutive. These awards would be anti-dilutive because their exercise prices exceeded the average price for our common stock during the period. There were no events occurring after March 31, 2010 that would materially affect the number of weighted average shares outstanding.
NOTE 11. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $3.1 million and $0.3 million during the three months ended March 31, 2010 and 2009, respectively. The related income tax benefit recognized for employee share-based compensation was $1.3 million and $0.1 million for the three months ended March 31, 2010 and 2009, respectively. We did not capitalize any share-based compensation during the three month periods ended March 31, 2010 and 2009.
During January 2010, we issued a total of 1.5 million shares of restricted common stock to certain of our employees and officers, which vest in equal installments over the next three years. These shares had an issuance price of $9.93 per share. The unrecognized compensation cost related to our unvested stock options, restricted shares and phantom shares as of March 31, 2010 is estimated to be $0.1 million, $18.0 million and $0.9 million, respectively and is expected to be recognized over a weighted-average period of 1.7 years, 1.6 years and 1.0 years, respectively.
During March 2010, we issued a total of 0.6 million performance units to certain of our employees and officers. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. The performance units are measured based on two performance periods. One half of the performance units are measured based on a performance period consisting of the first year after the grant date, and the other half are measured based on a performance period consisting of the second year after the grant date. At the end of each performance period, 100%, 50%, or 0% of an individual’s performance units for that period will vest, based on the relative placement of our total shareholder return within a peer group consisting of five other companies. If we are in the top third of the peer group, 100% of the performance units subject to that performance period will vest; if we are in the middle third, 50% subject to that performance period will vest; and if we are in the bottom third, the performance units subject to that performance period will expire unvested and no payment will be made. If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of March 31, 2010, the fair value of the performance units was $3.5 million, and is being accreted to compensation expense over the vesting terms of the awards. During the three months ended March 31, 2010, we recognized $0.2 million of pre-tax compensation expense associated with these awards.

NOTE 12. TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are written off over various time periods, so long as the employees continue employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of March 31, 2010, these loans, in the aggregate, totaled less than $0.1 million.
Related Party Notes Payable
On October 25, 2007, we entered into two promissory notes with related parties in connection with an acquisition. The first was an unsecured note in the amount of $12.5 million and has been repaid, together with accrued interest. The second unsecured note in the amount of $10.0 million is payable in annual installments of $2.0 million, plus accrued interest, on each anniversary date of its issue through October 2012. The note bears interest at the Federal Funds Rate, adjusted annually on the anniversary date of the note. As of March 31, 2010, the carrying amount of the second note was $5.9 million and the interest rate was 0.11%. Interest expense for the quarter ended March 31, 2010 was less than $0.1 million.
Transactions with Employees
In connection with an acquisition in 2008, the former owner of the acquiree became one of our employees. At the time of the acquisition, the employee owned, and continues to own, an exploration and production company. Subsequent to the acquisition, we continued to provide services to this company. The prices charged for these services are at rates that are an average of the prices charged to our other customers in the California market. As of March 31, 2010, our receivables with this company totaled $0.2 million.
Board of Director Relationship with Customer
One member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately 2.2% of our total revenues for the quarter ended March 31, 2010. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2010 and December 31, 2009.
Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Financial assets:
Notes and accounts receivable — related parties	$350	$350	$281	$281

Financial liabilities:
8.375% Senior Notes	$425,000	$435,625	$425,000	$422,875
Senior Secured Credit Facility revolving loans	87,813	87,813	87,813	87,813
Note payable — related parties	5,941	5,941	5,931	5,931
Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements, and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.

8.375% Senior Notes due 2014. The fair value of our Senior Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2010 was $425.0 million and the fair value was $435.6 million (102.5% of carrying value).
Senior Secured Credit Facility Revolving Loans. Because of their variable interest rates and the amendment of the Senior Secured Credit Facility during the fourth quarter of 2009, the fair values of the revolving loans borrowed under our Senior Secured Credit Facility approximate their carrying values. The carrying and fair values of these loans as of March 31, 2010 were $87.8 million.
Note payable — related parties. The amounts reported relate to a seller financing arrangement entered into in connection with an acquisition made in 2007. Because of their variable interest rates and the discount applied to the note, the carrying value of the note approximates its fair value as of March 31, 2010.
As of March 31, 2010, the carrying value of our Asset Retirement Obligations (“AROs”) were measured at fair value using primarily Level 3 inputs. In the fair value hierarchy, a Level 3 fair value measurement is defined as one that has significant unobservable inputs. The significant unobservable inputs used in the fair value measurement of our AROs include management’s estimates of the future cash flows required to settle the ARO, expected behavior of inflation rates over the life of the associated ARO asset, and the credit-adjusted risk free rate used to discount the liability at inception of the ARO. As of March 31, 2010 and December 31, 2009, the carrying and fair values of our AROs were $10.2 million and $10.0 million, respectively, and are recorded as a component of Other Non-Current Liabilities in our consolidated balance sheets. Other than accretion expense associated with these liabilities, no adjustments were made to the fair value measurements of our AROs during the three months ended March 31, 2010.
NOTE 14. SEGMENT INFORMATION
We operate in two business segments, Well Servicing and Production Services. Our rig services and fluid management services are aggregated within our Well Servicing segment. Our pressure pumping services, fishing and rental services, and wireline services, as well as our technology development group in Canada, are aggregated within our Production Services segment. The accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009. All inter-segment sales pricing is based on current market conditions. The following is a description of our segments:
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
The maintenance services provided by our rig fleet are generally required throughout the life cycle of an oil or gas well to ensure efficient and continuous production. Examples of the maintenance services provided by our rigs include routine mechanical repairs to the pumps, tubing and other equipment on a well, removing debris from the well bore, and pulling the rods and other downhole equipment out of the well bore to identify a production problem. Maintenance services generally take less than 48 hours to complete.
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
Fluid Management Services
We provide fluid management services, including oilfield transportation and produced water disposal services, with a fleet of heavy- and medium-duty trucks. The specific services offered include vacuum truck services, fluid transportation services and disposal services for operators whose wells produce saltwater or other fluids. We also supply frac tanks which are used for temporary storage of fluids associated with fluid hauling operations. In addition, we provide equipment trucks that are used to move large pieces of equipment from one well site to the next, and we operate a fleet of hot oilers which are capable of pumping heated fluids that are used to clear soluble restrictions in a well bore.
Fluid hauling trucks are utilized in connection with drilling and workover projects, which tend to use large amounts of various fluids. In connection with drilling, maintenance or workover activity at a well site, we transport fresh water to the well site and provide temporary storage and disposal of produced saltwater and drilling or workover fluids. These fluids are removed from the well site and transported for disposal in a SWD well that is either owned by us or a third party.
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
Functional Support Segment
We have aggregated all of our operating segments that do not meet the aggregation criteria to form a “Functional Support” segment. These services include expenses associated with managing all of our reportable operating segments. Functional Support assets consist primarily of cash and cash equivalents, accounts and notes receivable and investments in subsidiaries, deferred financing costs, our equity-method investments and deferred income tax assets.
The following tables set forth our segment information as of and for the three month periods ended March 31, 2010 and 2009:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2010:

Revenues from external customers	$223,991	$78,080	$—	$—	$302,071
Intersegment revenues	21	906	—	(927)	—
Depreciation and amortization	25,782	8,641	2,280	—	36,703
Operating income (loss)	15,011	2,586	(24,101)	—	(6,504)
Interest expense, net of amounts capitalized	(629)	(6)	10,882	—	10,247
Income (loss) before taxes	16,643	2,687	(34,828)	—	(15,498)

Total assets	1,234,944	265,119	633,187	(450,158)	1,683,092
Capital expenditures, excluding acquisitions	19,500	7,321	5,594	—	32,415

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2009:

Revenues from external customers	$256,261	$75,728	$—	$—	$331,989
Intersegment revenues	7	1,481	—	(1,488)	—
Depreciation and amortization	30,779	11,651	2,326	—	44,756
Operating income (loss)	41,015	(3,560)	(26,155)	—	11,300
Interest expense, net of amounts capitalized	(556)	(618)	10,822	—	9,648
Income (loss) before taxes	41,414	(3,851)	(36,434)	—	1,129

Total assets	1,579,905	368,854	2,125,948	(2,096,060)	1,978,647
Capital expenditures, excluding acquisitions	24,200	17,789	2,808	—	44,797

The following tables present information related to our operations on a geographical basis as of and for the three month periods ended March 31, 2010 and 2009:

	U.S.	International	Eliminations	Total
	(in thousands)
As of and for the three months ended March 31, 2010:

Revenue from external customers	$246,420	$55,651	$—	$302,071
Long-lived assets	1,256,721	148,681	(128,682)	1,276,720

As of and for the three months ended March 31, 2009:

Revenue from external customers	$284,743	$47,246	$—	$331,989
Long-lived assets	2,243,792	88,186	(875,445)	1,456,533
NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
During the fourth quarter of 2007, we issued the Senior Notes, which are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly-owned. These guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of these guaranteed arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$24,837	$252,038	$129,339	$157	$406,371
Property and equipment, net	—	817,685	44,965	—	862,650
Goodwill	—	316,514	30,317	—	346,831
Deferred financing costs, net	9,768	—	—	—	9,768
Intercompany notes and accounts receivable and investment in subsidiaries	1,840,365	584,570	7,300	(2,432,235)	—
Other assets	4,763	38,224	14,485	—	57,472

TOTAL ASSETS	$1,879,733	$2,009,031	$226,406	$(2,432,078)	$1,683,092

Liabilities and equity:
Current liabilities	$15,560	$147,990	$51,738	$—	$215,288
Long-term debt and capital leases, less current portion	512,812	9,826	27	—	522,665
Intercompany notes and accounts payable	459,188	1,543,173	92,851	(2,095,212)	—
Deferred tax liabilities	151,624	—	(5,127)	—	146,497
Other long-term liabilities	3,140	58,093	—	—	61,233
Stockholders’ and members’ equity	737,409	249,949	86,917	(336,866)	737,409

TOTAL LIABILITIES AND EQUITY	$1,879,733	$2,009,031	$226,406	$(2,432,078)	$1,683,092

	December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$72,021	$189,935	$122,018	$158	$384,132
Property and equipment, net	—	822,882	41,726	—	864,608
Goodwill	—	316,513	29,589	—	346,102
Deferred financing costs, net	10,421	—	—	—	10,421
Intercompany notes and accounts receivable and investment in subsidiaries	1,782,002	577,546	7,462	(2,367,010)	—
Other assets	4,033	40,198	14,916	—	59,147

TOTAL ASSETS	$1,868,477	$1,947,074	$215,711	$(2,366,852)	$1,664,410

Liabilities and equity:
Current liabilities	$6,468	$145,040	$38,261	$—	$189,769
Long-term debt and capital leases, less current portion	512,812	11,105	32	—	523,949
Intercompany notes and accounts payable	451,361	1,487,950	87,568	(2,026,879)	—
Deferred tax liabilities	151,624	—	(4,644)	—	146,980
Other long-term liabilities	3,072	57,500	—	—	60,572
Stockholders’ and members’ equity	743,140	245,479	94,494	(339,973)	743,140

TOTAL LIABILITIES AND EQUITY	$1,868,477	$1,947,074	$215,711	$(2,366,852)	$1,664,410

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$261,306	$56,011	$(15,246)	$302,071

Costs and expenses:
Direct operating expenses	—	187,065	55,136	(11,281)	230,920
Depreciation and amortization expense	—	34,340	2,363	—	36,703
General and administrative expenses	1,228	35,667	5,239	(1,182)	40,952
Interest expense, net of amounts capitalized	11,187	(901)	(39)	—	10,247
Other, net	(697)	676	2,482	(3,714)	(1,253)

Total costs and expenses, net	11,718	256,847	65,181	(16,177)	317,569

(Loss) income before taxes	(11,718)	4,459	(9,170)	931	(15,498)
Income tax benefit (expense)	6,089	—	402		6,491

Net (loss) income	(5,629)	4,459	(8,768)	931	(9,007)

Net loss attributable to noncontrolling interest	—	—	1,427		1,427

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(5,629)	$4,459	$(7,341)	$931	$(7,580)

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$294,273	$48,203	$(10,487)	$331,989
Costs and expenses:
Direct operating expenses	—	201,641	32,983	(7,397)	227,227
Depreciation and amortization expense	—	43,256	1,500	—	44,756
General and administrative expenses	185	44,226	4,267	28	48,706
Interest expense, net of amounts capitalized	11,132	(1,556)	72	—	9,648
Other, net	367	(395)	3,011	(2,460)	523

Total costs and expenses, net	11,684	287,172	41,833	(9,829)	330,860

(Loss) income before income taxes	(11,684)	7,101	6,370	(658)	1,129
Income tax benefit (expense)	1,475	—	(1,700)	—	(225)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(10,209)	$7,101	$4,670	$(658)	$904

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash provided by operating activities	$—	$57,629	$8,125	$—	$65,754
Cash flows from investing activities:
Capital expenditures	—	(27,493)	(4,922)	—	(32,415)
Intercompany notes and accounts	(165)	(580)	—	745	—
Other investing activities, net	165	1,006	—	—	1,171

Net cash (used in) provided by investing activities	—	(27,067)	(4,922)	745	(31,244)

Cash flows from financing activities:
Repayments on long-term debt	—	(2,590)	—	—	(2,590)
Repurchases of common stock	(2,180)	—	—	—	(2,180)
Intercompany notes and accounts	580	165	—	(745)	—
Other financing activities, net	1,600	—	—	—	1,600

Net cash used in financing activities	—	(2,425)	—	(745)	(3,170)

Effect of changes in exchange rates on cash	—	—	(1,920)	—	(1,920)

Net increase in cash and cash equivalents	—	28,137	1,283	—	29,420

Cash and cash equivalents at beginning of period	—	19,391	18,003	—	37,394

Cash and cash equivalents at end of period	$—	$47,528	$19,286	$—	$66,814

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash provided by (used in) operating activities	$—	$132,499	$(3,116)	$—	$129,383

Cash flows from investing activities:
Capital expenditures	—	(43,231)	(1,566)	—	(44,797)
Intercompany notes and accounts	—	(7,679)	393	7,286	—
Other investing activities, net	—	797	—	—	797

Net cash (used in) provided by investing activities	—	(50,113)	(1,173)	7,286	(44,000)

Cash flows from financing activities:
Repayment of long-term debt	(513)	—	—	—	(513)
Repurchases of common stock	(38)	—	—	—	(38)
Intercompany notes and accounts	551	(393)	7,128	(7,286)	—
Other financing activities, net	—	(2,635)	—	—	(2,635)

Net cash (used in) provided by financing activities	—	(3,028)	7,128	(7,286)	(3,186)

Effect of changes in exchange rates on cash	—	—	(714)	—	(714)

Net increase in cash	—	79,358	2,125	—	81,483

Cash and cash equivalents at beginning of period	—	75,848	16,843	—	92,691

Cash and cash equivalents at end of period	$—	$155,206	$18,968	$—	$174,174

NOTE 16. SUBSEQUENT EVENT
On May 3, 2010, a jury returned a verdict in the case of UMMA Resources, LLC v. Key Energy Services, Inc. The lawsuit involved pipe recovery and workover operations performed between September 2003 through December 2004. The plaintiff alleged that we breached the oral contract and negligently performed the work. We counter sued for our unpaid invoices for work performed. The jury found that Key was in breach of contract, that Key was negligent in performing the work, and that Key was not entitled to damages under its counter claims. We believe that, as a matter of law, the jury erred in its decision. The judge in this case has delayed rendering his judgment and has requested both parties to file motions on the jury’s verdict. Because the court has not yet rendered judgment in this case, the ultimate outcome of this litigation and our potential liability, if any, cannot be determined at this time. As of March 31, 2010, we do not have a loss contingency accrued for this matter. We believe the range of possible damage awards could be between zero and $13.0 million, plus attorney’s fees. The court’s judgment is expected within 90 days.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of well intervention services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to complete, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based services, fluid management services, pressure pumping services, fishing and rental services, and wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina, Mexico, and the Russian Federation. We also own a technology development company based in Canada and have ownership interests in two oilfield service companies based in Canada.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2010 and 2009, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.
We operate in two business segments, Well Servicing and Production Services. We also have a “Functional Support” segment associated with managing all of our reportable operating segments. See “Note 14. Segment Information” in “Item 1. Financial Statements” for a summary of our business segments.
PERFORMANCE MEASURES
We believe that the Baker Hughes U.S. land drilling rig count is the best barometer of overall oilfield capital spending and activity levels in our primary U.S. onshore market, since this data is made publicly available on a weekly basis. Historically, our activity levels have been highly correlated to capital spending by oil and natural gas producers. When oil and natural gas prices are strong, capital spending by our customers tends to be high. Similarly, as oil and natural gas prices fall, the Baker Hughes U.S. land drilling rig count tends to decline.

			Average Baker
		NYMEX Henry	Hughes U.S.
	WTI Cushing Oil	Hub Natural Gas	Land Drilling
	(1)	(1)	Rigs (2)

2010:
First Quarter	$74.78	$5.14	1,354

2009:
First Quarter	$40.16	$4.60	1,344
Second Quarter	$55.84	$3.71	934
Third Quarter	$66.02	$3.17	970
Fourth Quarter	$71.67	$4.38	1,108

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com

Internally, we measure activity levels in our Well Servicing segment primarily through our rig and trucking hours. Generally, as capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we generally provide fewer rig and trucking services, which results in lower hours worked. We publicly release our monthly rig and trucking hours, and the following table presents our quarterly rig and trucking hours from 2009 through the first quarter of 2010:

	Rig Hours	Trucking Hours

2010:
First Quarter	485,183	459,292

2009:
First Quarter	489,819	499,247
Second Quarter	415,520	416,269
Third Quarter	416,810	398,027
Fourth Quarter	439,552	422,253

Total 2009	1,761,701	1,735,796
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended March 31, 2010
Market conditions during the first quarter of 2010 continued to display what we believe is a reversal of the downward trend that began in the latter part of 2008 and continued into much of 2009. As a result of improving market conditions and continuing stability in oil prices during the quarter ended March 31, 2010 compared with the first half of 2009, overall demand for our services has started to increase. Our activity levels have increased quarter-over-quarter since the third quarter of 2009.
Even though market conditions have improved, based on the standard barometers of the industry, we continued to be committed to the cost reduction strategies that we began implementing in the latter part of 2008. These efforts have helped to preserve some of our operating margins, and we remained committed to controlling our capital and operating expenditures under the market conditions that existed during the first quarter of 2010.
Domestically, we saw an improving mix of customer activity, with increases from our larger customer base. Our core Well Servicing operations had rig and trucking hours that approached the levels experienced in the first quarter of 2009. We also saw slight improvement in pricing compared to previous quarters due to the tightening of labor supply. Also, results for our Production Services operations continued to improve in the first quarter of 2010. Although natural gas prices are still lower than in recent years, natural gas-related activities, including pressure pumping services, increased in the first quarter of 2010 compared to 2009. For our Production Services segment, we have seen marked increases in activity beginning late in the fourth quarter of 2009 and continuing into the first quarter of 2010 relative to the lows experienced during the late second and early third quarters of 2009. Additionally, we have begun to see an increased number of high-end frac jobs being performed for our customers, as well as slight improvement in pricing. These high-end frac jobs contribute more revenue but also have increased costs because of the use of specialty proppants.
Internationally, we experienced unexpected delays in Russia and work disruptions in Mexico. In Russia, we experienced harsh winter weather that slowed operations, delays in moving equipment through customs, and lower customer activity. In Mexico, one of our contracts with Petroleos Mexicanos (“PEMEX”) expired in late March, and, as a result, we experienced decreases in activity as several of these rigs completed their jobs under that contract and were released late in the first quarter of 2010. Our operations in Argentina improved during the first quarter of 2010 due to an increase in customer activity and additional work for our drilling rigs in the region.

Market Outlook
We believe that the remainder of 2010 will continue to see steady improvement for our U.S. markets. Although spot crude oil prices continue to fluctuate on a daily basis, the U.S. Energy Information Administration projects more stability for West Texas Intermediate crude oil spot prices. Because commodity prices are expected to remain stable and the overall credit markets have improved, we believe that it is probable that activity levels and pricing could continue to improve during the remainder of 2010. We expect that our lines of business will continue to see an increase in activity and pricing relative to 2009. If commodity prices remain near or above current levels, then we anticipate that our core Well Servicing businesses will continue to show improvement, as our customers will spend to maintain or increase their existing production. We also expect that less uncertainty over near- and mid-term oil and natural gas pricing, coupled with modest price increases for our services, should encourage our customers to pursue maintenance activity on existing production.
Because of our size and geographical diversity, we believe that we are well equipped to meet the demands of our customers, who should spend more capital for production enhancement or maintenance needs, which would increase the demand for our services. We also believe that our international operations will play an increasing role in the growth of our business. We expect that the disruptions in Russia and Mexico were temporary, and that these businesses, combined with Argentina, are positioned to positively contribute to our revenues and earnings for the remainder of 2010. In March 2010, we entered into a joint venture to expand our operations in the Middle East and Northern Africa. However, operations have not commenced in these regions, and we do not expect to see significant activity from this venture during 2010.
We will continue to aggressively monitor and manage our cost structure, rescinding temporary cost reductions implemented in 2009 as they become affordable. We will continue to focus on maintaining a strong balance sheet with acceptable leverage ratios and good liquidity. We will also continue to explore opportunities for expanding our service footprint into new markets or new lines of business as those opportunities present themselves in the current market.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009

REVENUES	$302,071	$331,989

COSTS AND EXPENSES:
Direct operating expenses	230,920	227,227
Depreciation and amortization expense	36,703	44,756
General and administrative expenses	40,952	48,706
Interest expense, net of amounts capitalized	10,247	9,648
Other, net	(1,253)	523

Total costs and expenses, net	317,569	330,860

(Loss) income before tax	(15,498)	1,129
Income tax benefit (expense)	6,491	(225)

Net (loss) income	(9,007)	904

Net loss attributable to noncontrolling interest	1,427	—

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(7,580)	$904

(Loss) earnings per share attributable to Key:
Basic	$(0.06)	$0.01
Diluted	$(0.06)	$0.01

Weighted average shares outstanding:
Basic	124,952	120,665
Diluted	124,952	121,436
Consolidated Results of Operations — Three Months Ended March 31, 2010 and 2009
Revenues
Our revenue for the three months ended March 31, 2010 decreased $29.9 million, or 9.0%, to $302.1 million from $332.0 million for the three months ended March 31, 2009. Although our activity levels and associated revenue have increased over the last several quarters, our operations were significantly impacted by the severe downturn in market conditions beginning in the fourth quarter of 2008 and continuing through 2009. See “Segment Operating Results — Three Months Ended March 31, 2010 and 2009” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses increased $3.7 million to $230.9 million (76.4% of revenues) for the three months ended March 31, 2010, compared to $227.2 million (68.4% of revenues) for the three months ended March 31, 2009. The increase in direct operating expenses was primarily attributable to increased repairs and maintenance expenses as we mobilized idle equipment to support the increases in activity, expansion into new domestic and international markets, increases in fuel costs due to higher fuel prices, and higher product costs in our Production Services segment, partially offset by lower direct employee compensation due to our cost control measures that remain in place and as overall activity was lower this quarter compared to the same quarter last year.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $8.1 million, or 18.0%, to $36.7 million during the first quarter of 2010, compared to $44.8 million for the first quarter of 2009. The decrease in our depreciation and amortization expense is primarily attributable to the reduction in the carrying value of our fixed assets, which was associated with the impairments and asset retirements we recognized during the third quarter of 2009.
General and Administrative Expenses
General and administrative expenses decreased $7.8 million to $41.0 million (13.6% of revenues) for the three months ended March 31, 2010, compared to $48.7 million (14.7% of revenues) for the three months ended March 31, 2009. General and administrative expenses were less in the first quarter of 2010 as a result of lower headcount and wage rate and benefit reductions, which we implemented during the first quarter of 2009 and that continue in effect. Additionally, we incurred less professional fees as we continued to control spending due to market conditions.
Interest Expense, net of Amounts Capitalized
Interest expense increased $0.6 million for the three months ended March 31, 2010, compared to the same period in 2009, due to higher interest rates on our borrowings under our amended revolving credit facility in the first quarter of 2010, combined with lower capitalized interest due to lower capital expenditures.
Other, net
The following table summarizes the components of other, net for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Loss on disposal of assets, net	$335	$689
Interest income	(15)	(248)
Foreign exchange (gain) loss	(1,363)	917
Other income, net	(210)	(835)

Total	$(1,253)	$523

Income Tax Benefit (Expense)
We recorded an income tax benefit of $6.5 million on a pretax loss of $15.5 million in the first quarter of 2010, compared to income tax expense of $0.2 million on pretax income of $1.1 million in the first quarter of 2009. Our effective tax rate was 41.9% for the three months ended March 31, 2010, compared to 19.9% for the three months ended March 31, 2009. Our effective tax rates for the periods differ from the statutory rate of 35% due to numerous factors, including the mix of profit and loss between various taxing jurisdictions, such as foreign, state and local taxes, and the impact of permanent items that affect book income but do not affect taxable income. We also recorded as a component of income tax expense $0.1 million related to uncertain tax positions during the quarter.
Noncontrolling Interest
For the three months ended March 31, 2010, we recorded a benefit of $1.4 million associated with the net loss incurred by our joint venture in the Russian Federation with OOO Geostream Services Group (“Geostream”). We own a 50% interest in Geostream and fully consolidate its results, with the noncontrolling interest representing the portion of Geostream’s net income or loss for the period that is attributable to Geostream’s other shareholder.

The following table shows operating results for each of our segments for the three month periods ended March 31, 2010 and 2009 (in thousands, except for percentages):

		Production	Functional
	Well Servicing	Services	Support
For the Three Months ended March 31, 2010:

Revenues from external customers	$223,991	$78,080	$—
Intersegment revenues	21	906	—
Operating expenses*	209,001	76,400	24,101
Operating income (loss)	15,011	2,586	(24,101)
Operating income (loss), as a percentage of revenue from external customers	6.7%	3.3%	n/a

		Production	Functional
	Well Servicing	Services	Support
For the Three Months Ended March 31, 2009:

Revenues from external customers	$256,261	$75,728	$—
Intersegment revenues	7	1,481	—
Operating expenses*	215,253	80,769	26,155
Operating income (loss)	41,015	(3,560)	(26,155)
Operating income (loss) as a percentage of revenue from external customers	16.0%	(4.7)%	n/a

*	Intersegment expenses have not been eliminated from the amounts shown above.
Segment Operating Results — Three Months Ended March 31, 2010 and 2009
Well Servicing
Revenues from external customers for our Well Servicing segment decreased $32.3 million, or 12.6%, to $224.0 million for the three months ended March 31, 2010, compared to $256.3 million for the three months ended March 31, 2009. The primary reason for the decline in revenues for this segment was the overall downturn in the market for our services, which began in late 2008 and continued through most of 2009. This resulted in lower activity levels and pricing during the first quarter of 2010 compared to the same period last year. Partially offsetting these declines were higher revenues attributable to the expansion of our operations in Mexico and Russia.
Operating expenses for our Well Servicing segment were $209.0 million during the three months ended March 31, 2010, which represented a decrease of $6.3 million, or 2.9%, compared to $215.3 million for the same period in 2009. The decrease in operating expenses was primarily attributable to lower depreciation expense during the first quarter of 2010 compared to the same period last year due to equipment retirements we recorded during the third quarter of 2009. Also contributing to the decline in operating expenses was lower direct employee compensation due to our cost control measures as well as lower activity this quarter compared to the same quarter last year, partially offset by increased repair and maintenance expenses as we mobilized idle equipment, increases in fuel costs due to higher fuel prices, and third party pass-through costs associated with our Mexico operations.
Production Services
Revenues for our Production Services segment increased $2.4 million, or 3.1%, to $78.1 million for the three months ended March 31, 2010, compared to $75.7 million for the three months ended March 31, 2009. The slight increase in revenue for this segment is primarily attributable to the deployment of additional coiled tubing units and more high-end fracturing jobs compared to the same period last year.
Operating expenses for our Production Services segment decreased $4.4 million, or 5.4%, to $76.4 million for the first quarter of 2010, compared to $80.8 million for the first quarter of 2009. Operating expenses decreased due to lower depreciation expense during the first quarter of 2010 compared to the same period last year as a result of asset impairments that we recorded in the third quarter of 2009. Also contributing to the decrease in operating expenses was lower direct employee compensation from our cost control measures, offset by increases in pass-through product costs related to high-end fracturing jobs performed in the first quarter of 2010 compared to the same quarter last year, expenses associated with the expansion of our coiled tubing operations, and start-up costs incurred related to work in new domestic markets.

Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our other reportable operating segments, decreased $2.1 million, or 7.9%, to $24.1 million for the three months ended March 31, 2010 compared to $26.2 million for the same period in 2009. The primary reason for the decline in costs is lower employee compensation associated with reduced headcount and wage rate and benefit reductions that we implemented during the first quarter of 2009 and that continue in effect, partially offset by higher equity compensation expense due to new equity awards granted during the first quarter of 2010. Also contributing to the decrease in Functional Support costs is lower professional fees as we continue to control our costs. We also received favorable settlement of a claim from 2007 against one of our former insurance underwriters.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of March 31, 2010, we had cash and cash equivalents of $66.8 million. Our working capital (excluding the current portion of capital leases, notes payable and long-term debt) was $199.9 million, compared to $204.5 million as of December 31, 2009. Our working capital decreased from prior year end primarily as a result of increased accrued expenses during the period, partially offset by increased accounts receivable, due to activity increases associated with improving market conditions during the first quarter of 2010. Our total outstanding debt (including capital leases and notes payable) was $531.5 million, and we have no significant debt maturities until 2012. As of March 31, 2010, we have $87.8 million in borrowings and $55.1 million in committed letters of credit outstanding under our senior revolving credit facility, leaving $157.1 million of available borrowing capacity (discussed further below under “Senior Secured Credit Facility”).
Cash Flows
The following table summarizes our cash flows for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Net cash provided by operating activities	$65,754	$129,383
Cash paid for capital expenditures	(32,415)	(44,797)
Other investing activities, net	1,171	797
Repayments of capital lease obligations	(2,077)	(2,635)
Repayments on long-term debt	(513)	(513)
Repurchases of common stock	(2,180)	(38)
Other financing activities, net	1,600	—
Effect of exchange rates on cash	(1,920)	(714)

Net increase in cash and cash equivalents	$29,420	$81,483

During the quarter ended March 31, 2010, we generated cash flows from operating activities of $65.8 million, compared to $129.4 million for the quarter ended March 31, 2009. Operating cash inflows for 2010 primarily relate to the collection of accounts receivable and receipt of a $53.2 million federal income tax refund, partially offset by our net loss for the period, as well as by cash paid against accounts payable and other liabilities.
Cash used in investing activities was $31.2 million and $44.0 million for quarters ended March 31, 2010 and 2009, respectively. Investing cash flows during these periods consisted primarily of capital expenditures. Capital expenditures were lower for the quarter ended March 31, 2010 compared to the same quarter last year due to less growth capital being deployed as a result of current market conditions.

Cash used in financing activities was $3.2 million during the quarter ended March 31, 2010 and $3.2 million for the quarter ended March 31, 2009. Financing cash outflows primarily consisted of repayments on capital lease obligations and other indebtedness, as well as repurchases of common stock related to tax withholding on vesting restricted stock awards.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our Senior Secured Credit Facility (defined below), and internally generated cash flows from operations.
Debt Service
We do not have any significant maturities of debt in 2010. Interest on our Senior Notes (defined below) is due on June 1 and December 1 of each year. Interest on the Senior Notes is estimated to be $35.6 million for 2010. We expect to fund interest payments from cash generated by operations. At March 31, 2010, our annual debt maturities for our Senior Notes, borrowings under our Senior Secured Credit Facility, notes payable to related parties and other indebtedness were as follows:

Principal Payments
(in thousands)
2010	$3,044
2011	2,000

2012	89,813

2013	—
2014	425,000

Total principal payments	$519,857
At March 31, 2010, we were in compliance with all the covenants required under our Senior Notes and the Senior Secured Credit Facility.
8.375% Senior Notes
On November 29, 2007, we issued $425.0 million of 8.375% senior notes (the “Senior Notes”). The Senior Notes were priced at 100% of their face value to yield 8.375%. Net proceeds, after deducting initial purchasers’ fees and offering expenses, were $416.1 million. We used $394.9 million of the net proceeds to retire our previous term loans, including accrued and unpaid interest, under our then-existing senior credit facility.
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
In addition, at any time and from time to time prior to December 1, 2011, we may, at our option, redeem all or a portion of the Senior Notes at a redemption price equal to 100% of the principal amount thereof plus the “applicable premium” (as defined in the indenture governing the Senior Notes) with respect to the Senior Notes and plus accrued and unpaid interest thereon to the redemption date. If we experience a change of control, subject to certain exceptions, we must give holders of the Senior Notes the opportunity to sell to us their Senior Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon to the date of purchase.
We are subject to certain covenants under the indenture governing the Senior Notes. The indenture limits our ability to, among other things:
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions in connection with the covenants of our Senior Secured Credit Facility. In addition, substantially all of the covenants will terminate before the Senior Notes mature if one of two specified ratings agencies assigns the Senior Notes an investment grade rating in the future and no events of default exist under the indenture governing the Senior Notes. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the Senior Notes later falls below an investment grade rating. As of March 31, 2010, the Senior Notes were below investment grade and have never been assigned investment grade.
Senior Secured Credit Facility
We maintain a senior secured credit facility pursuant to a revolving credit agreement with a syndicate of banks of which Bank of America, N.A. and Wells Fargo Bank, N.A. are the administrative agents (the “Senior Secured Credit Facility”). We entered into the Senior Secured Credit Facility on November 29, 2007, simultaneously with the offering of the Senior Notes, and entered into an amendment (the “Amendment”) to the Senior Secured Credit Facility on October 27, 2009. As amended, the Senior Secured Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $300.0 million, all of which will mature no later than November 29, 2012.
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
In addition, the amended Senior Secured Credit Facility contains certain covenants, including, without limitation, restrictions related to (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments; (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) prepaying, redeeming or repurchasing the Senior Notes or other unsecured debt incurred pursuant to the sixth bullet point listed above; (viii) granting negative pledges other than to the lenders; (ix) changes in the nature of our business; (x) amending organizational documents, or amending or otherwise modifying any debt if such amendment or modification would have a material adverse effect, or amending the Senior Notes or any other unsecured debt incurred pursuant to the sixth bullet point listed above if the effect of such amendment is to shorten the maturity of the Senior Notes or such other unsecured debt; and (xi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.

We may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to our obligation to reimburse the lenders for breakage and redeployment costs.
Related Party Notes Payable
On October 25, 2007, we entered into two notes payable with related parties (each, a “Related Party Note” and, collectively, the “Related Party Notes”). The first Related Party Note was an unsecured note in the amount of $12.5 million, which was due and paid in a lump-sum, together with accrued interest, on October 25, 2009. The second Related Party Note is an unsecured note in the amount of $10.0 million and is payable in annual installments of $2.0 million, plus accrued interest, beginning October 25, 2008 through 2012. Each of the Related Party Notes bore or bears interest at the Federal Funds Rate adjusted annually on the anniversary date of October 25. The interest rate on the remaining outstanding Related Party Note at March 31, 2010 was 0.11%, and the carrying value was $5.9 million.
Capital Lease Agreements
We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of March 31, 2010, there was $12.2 million outstanding under such equipment leases.
Off-Balance Sheet Arrangements
At March 31, 2010 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
As of March 31, 2010, we had cash and cash equivalents of $66.8 million, available borrowing capacity of $157.1 million under our Senior Secured Credit Facility, and no significant debt maturities until 2012. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our Senior Secured Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our Senior Secured Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
During the three months ended March 31, 2010, our capital expenditures totaled $32.4 million, primarily related to our international expansion and major maintenance of our existing fleet and equipment. Our capital expenditures program is expected to total $170.0 million during 2010, focusing mainly on the maintenance of our fleet and selected growth opportunities in the U.S. market. Our capital expenditure program for 2010 is subject to market conditions, including activity levels, commodity prices, and industry capacity. Our focus for 2010 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2010 to increase market share or expand our presence into a new market. We currently anticipate funding our 2010 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our Senior Secured Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”). More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2009 Annual Report dated as of, and filed with the SEC on, February 26, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designated to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2010 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In addition to various suits and claims that have arisen in the ordinary course of business, we continue to be involved in litigation with a former executive officer. We do not believe that the disposition of any of these items, including litigation with former management, will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 9. Commitments and Contingencies” in “Item 1. Financial Statements” of “Part I” above.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors disclosed in our 2009 Annual Report on Form 10-K dated as of, and filed with the SEC on, February 27, 2010. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2010, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

Approximate
			Total Number of	Dollar Amount of
			Shares Purchased	Shares that may
		Weighted	as Part of Publicly	yet be Purchased
	Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased (1)	Paid per Share (2)	or Programs	or Programs
January 1, 2010 to January 31, 2010	—	$—	—	$—
February 1, 2010 to February 28, 2010	—	—	—	—
March 1, 2010 to March 31, 2010	206,981	10.52	—	—

Total	206,981	$10.52	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the NYSE on the vesting date for awards granted under the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of our Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 001-08038.)

4.5	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.1†	Form of Performance Unit Award Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 5, 2010, File No. 001-08038.)

10.2†	Form of Amendment to Employment Agreement, in the form executed on March 29, 2010, by and between Key Energy Services, Inc., Key Energy Shared Services, LLC, and each of Richard J. Alario, T.M. Whichard III, Newton W. Wilson III, Kim B. Clarke and Kimberly R. Frye (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 1, 2010, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or any executive officer participates.

*	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)
By:	/s/ Richard J. Alario
Richard J. Alario
President and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2010

EXHIBITS INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of our Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 001-08038.)

4.5	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.1†	Form of Performance Unit Award Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated March 5, 2010, File No. 001-08038.)

10.2†	Form of Amendment to Employment Agreement, in the form executed on March 29, 2010, by and between Key Energy Services, Inc., Key Energy Shared Services, LLC, and each of Richard J. Alario, T.M. Whichard III, Newton W. Wilson III, Kim B. Clarke and Kimberly R. Frye (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated April 1, 2010, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any director or any executive officer participates.

*	Filed herewith