Form 10-Q
period 2010-06-30
KEY ENERGY SERVICES INC
filed 2010-08-05
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     As of July 30, 2010, the number of outstanding shares of common stock of the registrant was 125,665,035.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2010

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “expects,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, in our Quarterly Report on Form 10-Q for the period ended March 31, 2010, in our recent Current Reports on Form 8-K and in our other filings with the Securities and Exchange Commission. Actual performance or results may differ materially and adversely.
     We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,040	$37,394

Accounts receivable, net of allowance for doubtful accounts of $6,560 and $5,441, respectively	284,916	214,662
Inventory	21,191	23,478
Other current assets	58,168	104,624
Current assets held for sale	7,631	3,974

Total current assets	418,946	384,132

Property and equipment	1,619,590	1,647,718
Accumulated depreciation	(837,613)	(853,449)

Property and equipment, net	781,977	794,269

Goodwill	349,107	346,102
Other intangible assets, net	35,986	41,048
Deferred financing costs, net	9,114	10,421
Equity method investments	6,214	5,203
Other noncurrent assets	13,228	12,896
Noncurrent assets held for sale	67,264	70,339

TOTAL ASSETS	$1,681,836	$1,664,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$50,488	$46,086
Current portion of capital leases, notes payable and long-term debt	5,714	10,152
Other current liabilities	169,443	133,531

Total current liabilities	225,645	189,769

Capital leases, notes payable and long-term debt	517,464	523,949
Other noncurrent liabilities	200,502	207,552

Commitments and contingencies

Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 125,637,523 and 123,993,480 shares issued and outstanding, respectively	12,564	12,399
Additional paid-in capital	616,397	608,223
Accumulated other comprehensive loss	(50,999)	(50,763)
Retained earnings	127,342	137,158

Total equity attributable to Key	705,304	707,017
Noncontrolling interest	32,921	36,123

Total equity	738,225	743,140

TOTAL LIABILITIES AND EQUITY	$1,681,836	$1,664,410

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended June
	June 30,		30,
	2010	2009	2010	2009
REVENUES	$267,785	$219,061	$519,744	$502,710

COSTS AND EXPENSES:
Direct operating expenses	196,171	155,118	385,373	340,647
Depreciation and amortization expense	32,478	37,181	65,802	76,005
General and administrative expenses	44,866	44,039	83,893	90,465
Interest expense, net of amounts capitalized	10,729	10,173	20,988	20,103
Other, net	467	(2,061)	(776)	(2,222)

Total costs and expenses, net	284,711	244,450	555,280	524,998

Loss from continuing operations before tax	(16,926)	(25,389)	(35,536)	(22,288)
Income tax benefit	5,888	9,365	13,596	8,477

Loss from continuing operations	(11,038)	(16,024)	(21,940)	(13,811)
Discontinued operations, net of tax (expense) benefit of $(4,312), $1,293, $(5,529) and $1,956, respectively	8,182	(2,449)	10,077	(3,758)

Net loss	(2,856)	(18,473)	(11,863)	(17,569)

Loss attributable to noncontrolling interest	620	—	2,047	—

LOSS ATTRIBUTABLE TO KEY	$(2,236)	$(18,473)	$(9,816)	$(17,569)

Loss per share from continuing operations attributable to Key:
Basic	$(0.08)	$(0.13)	$(0.16)	$(0.12)
Diluted	$(0.08)	$(0.13)	$(0.16)	$(0.12)

Earnings (loss) per share from discontinued operations:
Basic	$0.06	$(0.02)	$0.08	$(0.03)
Diluted	$0.06	$(0.02)	$0.08	$(0.03)

Loss per share attributable to Key:
Basic	$(0.02)	$(0.15)	$(0.08)	$(0.15)
Diluted	$(0.02)	$(0.15)	$(0.08)	$(0.15)

Loss from continuing operations attributable to Key:
Loss from continuing operations	$(11,038)	$(16,024)	$(21,940)	$(13,811)
Loss attributable to noncontrolling interest	620	—	2,047	—

Loss from continuing operations attributable to Key	$(10,418)	$(16,024)	$(19,893)	$(13,811)

Weighted average shares outstanding:
Basic	125,412	120,963	125,183	120,815
Diluted	125,412	120,963	125,183	120,815
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
LOSS FROM CONTINUING OPERATIONS	$(11,038)	$(16,024)	$(21,940)	$(13,811)

Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(429)	764	(236)	(4,490)
Deferred gain from available for sale investments	—	—	—	30

Total other comprehensive (loss) income, net of tax	(429)	764	(236)	(4,460)

COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(11,467)	(15,260)	(22,176)	(18,271)

Comprehensive loss attributable to noncontrolling interest	715	—	2,125	—
Comprehensive income (loss) from discontinued operations	8,182	(2,449)	10,077	(3,758)

COMPREHENSIVE LOSS ATTRIBUTABLE TO KEY	$(2,570)	$(17,709)	$(9,974)	$(22,029)

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(11,863)	$(17,569)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	72,560	87,947
Bad debt expense	(57)	2,674
Accretion of asset retirement obligations	259	280
(Income) loss from equity method investments	(900)	436
Amortization of deferred financing costs and discount	1,319	1,044
Deferred income tax (benefit) expense	(5,246)	643
Capitalized interest	(1,977)	(2,444)
Loss (gain) on disposal of assets, net	645	(661)
Loss on sale of available for sale investments, net	—	30
Share-based compensation	6,438	3,295
Excess tax benefits from share-based compensation	(2,172)	—
Changes in working capital:
Accounts receivable	(70,261)	177,321
Other current assets	55,220	8,086
Accounts payable, accrued interest and accrued expenses	23,322	(105,098)
Share-based compensation liability awards	585	(21)
Other assets and liabilities	(3,177)	1,336

Net cash provided by operating activities	64,695	157,299

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(67,923)	(67,409)
Proceeds from sale of fixed assets	20,073	3,818
Dividend from equity method investments	165	199

Net cash used in investing activities	(47,685)	(63,392)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(6,970)	(1,026)
Repayments of capital lease obligations	(3,992)	(6,107)
Borrowings on revolving credit facility	30,000	—
Repayments on revolving credit facility	(30,000)	(100,000)
Repurchases of common stock	(2,357)	(113)
Proceeds from exercise of stock options	2,083	1,177
Excess tax benefits from share-based compensation	2,172	—

Net cash used in financing activities	(9,064)	(106,069)

Effect of changes in exchange rates on cash	1,700	(890)

Net increase (decrease) in cash and cash equivalents	9,646	(13,052)

Cash and cash equivalents, beginning of period	37,394	92,691

Cash and cash equivalents, end of period	$47,040	$79,639

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. GENERAL
     Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of well intervention services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to complete, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based services, fluid management services, pressure pumping services, coiled tubing services, fishing and rental services, and wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina, Mexico, and the Russian Federation. We also own a technology development company based in Canada and have ownership interests in two oilfield service companies based in Canada.
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
     The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
     We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q for possible disclosure as a subsequent event. Management monitored for subsequent events through the date these financial statements were available to be issued. After the balance sheet date included in this Quarterly Report on Form 10-Q but before the financial statements were available to be issued, we entered into an agreement to sell our pressure pumping and wireline operations to Patterson – UTI Energy (“Patterson”) that required disclosure as a subsequent event. In addition, we entered into a purchase and sale agreement with OFS Energy Services, LLC (“OFS ES”) to purchase 100% of the membership interests in three of OFS ES’s subsidiaries (and indirectly their related subsidiaries) and related incidental assets. See “Note 17. Subsequent Events” for further discussion.
     Certain reclassifications have been made to prior period information contained in this report in order to conform to current year presentation. As discussed in “Note 16. Discontinued Operations” and “Note 17. Subsequent Events,” on July 2, 2010 we entered into an agreement to sell our pressure pumping and wireline businesses to Patterson. As a result, we now show the assets being sold as held for sale and the results of operations of the businesses being sold as a discontinued operation for all periods presented. The reclassifications had no effect on total assets or the loss attributable to Key for any period.
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

     There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
New Accounting Standards Adopted in this Report
     ASU 2009-16. In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets. ASU 2009-16 revises the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, and requires more disclosure regarding transfers of financial assets. ASU 2009-16 also eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and increases disclosure requirements about transfers of financial assets and a reporting entity’s continuing involvement in transferred financial assets. We adopted the provisions of ASU 2009-16 on January 1, 2010 and the adoption of this standard did not have a material effect on our financial condition, results of operations, or cash flows.
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
Accounting Standards Not Yet Adopted in this Report
     ASU 2009-13. In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable. The selling price will be based on Vendor-Specific Objective Evidence (“VSOE”) if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. We expect to adopt the provisions of ASU 2009-13 on January 1, 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.
NOTE 3. OTHER BALANCE SHEET INFORMATION
     The table below presents comparative detailed information about other current assets at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Other Current Assets:
Deferred tax assets	$27,001	$25,323
Prepaid current assets	10,000	14,212
Income tax refund receivable	5,609	50,025
Other	15,558	15,064

Total	$58,168	$104,624

     The table below presents comparative detailed information about other current liabilities at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(in thousands)
Other Current Liabilities:
Accrued payroll, taxes and employee benefits	$51,054	$33,953
Accrued operating expenditures	40,783	24,194
Income, sales, use and other taxes	27,972	30,447
Self-insurance reserve	32,575	24,366
Accrued interest	3,369	3,014
Insurance premium financing	2,869	7,282
Unsettled legal claims	2,000	2,665
Share-based compensation liabilities	1,424	1,518
Other	7,397	6,092

Total	$169,443	$133,531

     The table below presents comparative detailed information about other non-current liabilities at June 30, 2010 and December 31, 2009:

		December 31,
	June 30, 2010	2009
	(in thousands)
Other Non-Current Liabilities:
Deferred tax liabilities	$143,598	$146,980
Accrued insurance costs	34,149	40,855
Asset retirement obligations	10,277	10,045
Environmental liabilities	3,159	3,353
Accrued rent	2,213	2,399
Share-based compensation liabilities	536	508
Other	6,570	3,412

Total	$200,502	$207,552

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

		Production
	Well Servicing	Services	Total
	(in thousands)
December 31, 2009	$342,023	$4,079	$346,102
Purchase price and other adjustments, net	3,750	—	3,750
Impact of foreign currency translation	(748)	3	(745)

June 30, 2010	$345,025	$4,082	$349,107

     The changes in the carrying amount of other intangible assets are as follows (in thousands):

December 31, 2009	$41,048
Additions	399
Amortization expense	(5,118)
Impact of foreign currency translation	(343)

June 30, 2010	$35,986

     Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. Amortization expense for our intangible assets was $2.3 million and $3.4 million for the three months ended June 30, 2010 and 2009, respectively. Amortization expense for our intangible assets was $5.1 million and $6.8 million for the six months ended June 30, 2010 and 2009, respectively.
NOTE 5. EQUITY METHOD INVESTMENTS
IROC Energy Services Corp.
     As of June 30, 2010, we owned 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company. The carrying value of our investment in IROC totaled $4.8 million and $4.0 million as of June 30,

2010 and December 31, 2009, respectively. The carrying value of our investment in IROC is less than our proportionate share of the book value of the net assets of IROC as of June 30, 2010. This difference is attributable to certain long-lived assets of IROC, and our proportionate share of IROC’s net income or loss for each period is being adjusted over the estimated remaining useful life of those long-lived assets. As of June 30, 2010, the difference between the carrying value of our investment in IROC and our proportionate share of the book value of IROC’s net assets was $4.7 million.
     We recorded $0.2 million and $0.1 million of equity income related to our investment in IROC for the three months ended June 30, 2010 and 2009, respectively, and $0.2 million and $0.3 million for the six months ended June 30, 2010 and 2009, respectively.
NOTE 6. LONG-TERM DEBT
     As of June 30, 2010 and December 31, 2009, the components of our long-term debt were as follows:

	June 30, 2010	December 31, 2009
	(in thousands)
8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	87,813	87,813
Other long-term indebtedness	—	1,044
Notes payable — related parties, net of discount of $69	—	5,931
Capital lease obligations	10,365	14,313

	523,178	534,101

Less current portion	(5,714)	(10,152)

Total capital leases, notes payable and long-term debt	$517,464	$523,949

Related Party Note
     On May 13, 2010, we repaid the remaining $6.0 million principal balance of a promissory note, plus accrued and unpaid interest, that we entered into with related parties in connection with an acquisition in 2007. No gain or loss on debt extinguishment was recognized in connection with the repayment.
8.375% Senior Notes due 2014
     We have $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “Senior Notes”). The Senior Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The Senior Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the Senior Notes is payable on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2014.
     The indenture governing the Senior Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our Senior Secured Credit Facility (defined below). We were in compliance with these covenants at June 30, 2010.
Senior Secured Credit Facility
     We maintain a senior secured credit facility pursuant to a revolving credit agreement with a syndicate of banks of which Bank of America, N.A. and Wells Fargo Bank, N.A. are the administrative agents (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility (which was amended October 27, 2009) consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $300.0 million, all of which will mature no later than November 29, 2012.
     The interest rate per annum applicable to the Senior Secured Credit Facility (as amended) is, at our option, (i) LIBOR plus a margin of 350 to 450 basis points, depending on our consolidated leverage ratio, or (ii) the base rate (defined as the higher of (x) Bank of America’s prime rate and (y) the Federal Funds rate plus 0.5%), plus a margin of 250 to 350 basis points, depending on our consolidated leverage ratio. Unused commitment fees on the facility range from 0.50% to 0.75%, depending upon our consolidated leverage ratio.

     The Senior Secured Credit Facility contains certain financial covenants, which, among other things, require us to maintain certain financial ratios, limit our annual capital expenditures, restrict our ability to repurchase shares, and limit the assets owned by domestic subsidiaries that may be located outside the United States.
     The Senior Secured Credit Facility also contains certain other covenants, including restrictions related to (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments; (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) prepaying, redeeming or repurchasing the Senior Notes or other unsecured debt incurred; (viii) granting negative pledges other than to the lenders; (ix) changes in the nature of our business; (x) amending organizational documents, or amending or otherwise modifying any debt if such amendment or modification would have a material adverse effect, or amending the Senior Notes or other unsecured debt incurred if the effect of such amendment is to shorten the maturity of the Senior Notes or such other unsecured debt; and (xi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.
     We were in compliance with these covenants on June 30, 2010. We may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to our obligation to reimburse the lenders for breakage and redeployment costs. As of June 30, 2010, we had borrowings of $87.8 million and committed letters of credit of $55.1 million outstanding, leaving $157.1 million of available borrowing capacity under the Senior Secured Credit Facility. The weighted average interest rate on the outstanding borrowings under the Senior Secured Credit Facility at June 30, 2010 was 4.85%.
NOTE 7. OTHER INCOME AND EXPENSE
     The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other, net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Loss (gain) on disposal of assets, net	$320	$(1,381)	$655	$(1,376)
Interest income	(21)	(169)	(36)	(417)
Foreign exchange loss (gain)	855	(865)	(509)	(53)
Other (income) expense, net	(687)	354	(886)	(376)

Total	$467	$(2,061)	$(776)	$(2,222)

NOTE 8. INCOME TAXES
     Our effective tax rates for the three months ended June 30, 2010 and 2009 were 34.8% and 36.9%, respectively. Our effective tax rates for the six months ended June 30, 2010 and 2009 were 38.3% and 38.0%, respectively. The variance quarter over quarter is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, differences in permanent items impacting mainly the U.S. effective rate, and differences between discrete items, mainly due to tax expense or benefits recognized for uncertain tax positions. The variance between the second quarter 2010 effective rate and the U.S. statutory rate reflects the impact of permanent items, expenses subject to statutorily imposed limitations, plus the impact of state income taxes, including the revised Texas Franchise Tax.
     As of June 30, 2010 and December 31, 2009, we had $3.4 million and $3.2 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of $0.1 million in the quarter ended June 30, 2010 and a tax benefit of $0.1 million for the quarter ended June 30, 2009 related to these items. We are subject to U.S. Federal Income Tax as well as income taxes in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.
     We record expense and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $1.2 million and $1.1 million for the payment of interest and penalties as of June 30, 2010 and December 31, 2009, respectively. We believe that it is reasonably possible that $1.7 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. We recorded a $2.1 million increase to our deferred tax asset valuation allowance related to net operating loss carryforwards in Argentina during the six months ended June 30, 2010.

     During the quarter ended March 31, 2010, we filed our 2009 tax return reflecting a net operating loss of $153.5 million. We also filed a claim for refund of federal income taxes paid in prior years and on March 31, 2010, we received remittances from the Internal Revenue Service totaling $53.2 million.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
     Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of June 30, 2010, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $2.0 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. During the second quarter of 2010, there were no changes in our reserves related to the settlement of ongoing legal matters.
Litigation with Former Officers and Employees
     Our former general counsel, Jack D. Loftis, Jr., filed a lawsuit against us in the U.S. District Court, District of New Jersey, on April 21, 2006, in which he alleges a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of duties of good faith and fair dealing, breach of fiduciary duty and wrongful termination. On August 17, 2007, we filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract and breach of fiduciary duties. In our counterclaims, we are seeking repayment of all severance paid to Mr. Loftis (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. The case is currently pending in the U.S. District Court for the Eastern District of Pennsylvania and trial is scheduled for the fourth quarter of 2010. We recorded a liability for this matter in the fourth quarter of 2008.
UMMA Verdict
     On May 3, 2010, a jury returned a verdict in the case of UMMA Resources, LLC v. Key Energy Services, Inc. The lawsuit involved pipe recovery and workover operations performed between September 2003 through December 2004. The plaintiff alleged that we breached an oral contract and negligently performed the work. We counter sued for our unpaid invoices for work performed. The jury found that Key was in breach of contract, that Key was negligent in performing the work, and that Key was not entitled to damages under its counter claims. We believe that, as a matter of law, the jury erred in its decision. The judge in this case delayed rendering his judgment and requested both parties to file motions on the jury’s verdict. Our motion for judgment notwithstanding the verdict has been filed and is pending final ruling by the court. Because the court has not yet rendered judgment in this case, the ultimate outcome of this litigation and our potential liability, if any, cannot be predicted at this time. As of June 30, 2010, we have not taken any provision for this matter. We believe the range of possible damage awards, if the matter is decided adversely to us, could be between zero and $13.0 million, plus attorney’s fees. We expect to receive the court’s judgment during the third quarter of 2010.
Self-Insurance Reserves
     We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2010 and December 31, 2009, we have recorded $66.7 and $65.2 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $17.8 million of insurance receivables as of June 30, 2010 and $17.2 million as of December 31, 2009. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Environmental Remediation Liabilities
     For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of June 30, 2010 and December 31, 2009, we have recorded $3.2 million and $3.4 million, respectively, for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
     The components of our earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic EPS Calculation:
Loss from continuing operations attributable to Key	$(10,418)	$(16,024)	$(19,893)	$(13,811)
Loss from discontinued operations, net of tax	8,182	(2,449)	10,077	(3,758)

Loss attributable to Key	$(2,236)	$(18,473)	$(9,816)	$(17,569)

Denominator
Weighted average shares outstanding	125,412	120,963	125,183	120,815

Basic loss per share from continuing operations attributable to Key	$(0.08)	$(0.13)	$(0.16)	$(0.12)
Basic earnings (loss) per share from discontinued operations	0.06	(0.02)	0.08	(0.03)

Basic loss per share attributable to Key	$(0.02)	$(0.15)	$(0.08)	$(0.15)

Diluted EPS Calculation:
Loss from continuing operations attributable to Key	$(10,418)	$(16,024)	$(19,893)	$(13,811)
Loss from discontinued operations, net of tax	8,182	(2,449)	10,077	(3,758)

Loss attributable to Key	$(2,236)	$(18,473)	$(9,816)	$(17,569)

Denominator
Weighted average shares outstanding	125,412	120,963	125,183	120,815

Diluted loss per share from continuing operations attributable to Key	$(0.08)	$(0.13)	$(0.16)	$(0.12)
Diluted earnings (loss) per share from discontinued operations	0.06	(0.02)	0.08	(0.03)

Diluted loss per share attributable to Key	$(0.02)	$(0.15)	$(0.08)	$(0.15)

     Because of our net loss for the three and six months ended June 30, 2010 and 2009, all potentially dilutive securities were excluded from the calculation of our diluted earnings per share, as the potential exercise of those securities would be anti-dilutive. On July 23, 2010 we entered into an agreement to purchase subsidiaries and related assets of OFS ES. Upon the closing of this transaction, we will issue approximately 15.8 million shares of our common stock (the “Consideration Shares”) as part of the total purchase price. We anticipate that the Consideration Shares will impact our basic and diluted weighted average shares outstanding beginning in the third quarter of 2010. See “Note 17. Subsequent Events” for further discussion.

NOTE 11. SHARE-BASED COMPENSATION
     We recognized employee share-based compensation expense of $3.4 million and $2.6 million during the three months ended June 30, 2010 and 2009, respectively. The related income tax benefit recognized for employee share-based compensation was $1.2 million and $0.9 million for the three months ended June 30, 2010 and 2009, respectively. We recognized employee share-based compensation expense of $6.5 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. The related income tax benefit recognized for employee share-based compensation was $2.6 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively. We did not capitalize any share-based compensation during the three or six month periods ended June 30, 2010 and 2009.
     During January 2010, we issued a total of 1.5 million shares of restricted common stock to certain of our employees and officers, which vest in equal installments over the next three years. The closing price of our common stock was $9.93 per share on the date of grant. The unrecognized compensation cost related to our unvested stock options, restricted shares and phantom shares as of June 30, 2010 is estimated to be $0.1 million, $19.4 million and $0.9 million, respectively, and is expected to be recognized over a weighted-average period of 1.5 years, 1.4 years and 0.7 years, respectively.
     During March 2010, we issued a total of 0.6 million performance units to certain of our employees and officers. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. The performance units are measured based on two performance periods. One half of the performance units are measured based on a performance period consisting of the first year after the grant date, and the other half are measured based on a performance period consisting of the second year after the grant date. At the end of each performance period, 100%, 50%, or 0% of an individual’s performance units for that period will vest, based on the relative placement of our total shareholder return with a peer group consisting of Key and five other companies. If we are in the top third of the peer group, 100% of the performance units will vest; if we are in the middle third, 50% will vest; and if we are in the bottom third, the performance units will expire unvested and no payment will be made. If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of June 30, 2010, the fair value of the performance units was $2.8 million, and is being accreted to compensation expense over the vesting terms of the awards. During the three and six months ended June 30, 2010, we recognized $0.5 million and $0.7 million, respectively, of pre-tax compensation expense associated with these awards.
     During May 2010, we issued 109,410 shares of common stock to our outside directors. These shares vested immediately and we recognized $1.0 million of expense related to these awards.
NOTE 12. TRANSACTIONS WITH RELATED PARTIES
Related Party Notes Payable
     On October 25, 2007, we entered into two promissory notes with related parties in connection with an acquisition. The first was an unsecured note in the amount of $12.5 million and has been repaid, together with accrued interest. The second unsecured note in the amount of $10.0 million was payable in annual installments of $2.0 million, plus accrued interest, on each anniversary date of its issue through October 2012. On May 13, 2010, we repaid the outstanding principal balance of $6.0 million of the remaining note, plus accrued and unpaid interest. This note was repaid concurrently with the sale of six operational barge rigs and related assets to the holders of the note for total consideration of $17.9 million. We received net proceeds, after repayment of the note, of $11.9 million and recorded a $0.6 million loss on the sale of these assets.
Transactions with Employees
     In connection with an acquisition in 2008, the former owner of the acquiree became one of our employees. At the time of the acquisition, the employee owned, and continues to own, an exploration and production company. Subsequent to the acquisition, we continued to provide services to this company. The prices charged for these services are at rates that are an average of the prices charged to our other customers in the California market where the services are provided. As of June 30, 2010, our receivables with this company totaled $0.4 million.
Board of Director Relationship with Customer
     One member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately 3% of our total revenues for the six months ended June 30, 2010. Transactions with Anadarko for our services are made on terms consistent with other customers.

NOTE 13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
          The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2010 and December 31, 2009:
          Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable — related parties	$187	$187	$281	$281

Financial liabilities:
8.375% Senior Notes	$425,000	$422,344	$425,000	$422,875
Senior Secured Credit Facility revolving loans	87,813	87,813	87,813	87,813
Note payable — related parties	—	—	5,931	5,931
          Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements, and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.
          8.375% Senior Notes due 2014. The fair value of our Senior Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2010 was $425.0 million and the fair value was $422.3 million (99.375% of carrying value).
          Senior Secured Credit Facility Revolving Loans. Because of their variable interest rates and the amendment of the Senior Secured Credit Facility during the fourth quarter of 2009, the fair values of the revolving loans borrowed under our Senior Secured Credit Facility approximate their carrying values. The carrying and fair values of these loans as of June 30, 2010 were $87.8 million.
          Note payable — related parties. The amounts reported relate to a seller financing arrangement entered into in connection with an acquisition made in 2007. The outstanding balance of this note was repaid on May 13, 2010.
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
          The maintenance services provided by our rig fleet are generally required throughout the life cycle of an oil or gas well to ensure efficient and continuous production. Examples of the maintenance services provided by our rigs include routine mechanical repairs to the pumps, tubing and other equipment in a well, removing debris from the wellbore, and pulling the rods and other downhole equipment out of the wellbore to identify and resolve a production problem. Maintenance services generally take less than 48 hours to complete and, in general, the demand for these services is closely related to the total number of producing oil and gas wells in a given market.
          The workover services provided by our rig fleet are performed to enhance the production of existing wells, and generally are more complex and time consuming than normal maintenance services. Workover services can include deepening or extending wellbores into new formations by drilling horizontal or lateral wellbore sections, sealing off depleted production zones and accessing previously bypassed production zones, converting former production wells into injection wells for enhanced recovery operations and conducting major subsurface repairs due to equipment failures. Workover services may last from a few days to several weeks, depending on the complexity of the workover.
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
     Fluid Management Services
          We provide fluid management services, including oilfield transportation and produced water disposal services, with a very large fleet of heavy- and medium-duty trucks. The specific services offered include vacuum truck services, fluid transportation services and disposal services for operators whose wells produce saltwater or other fluids. We also supply frac tanks which are used for temporary storage of fluids associated with fluid hauling operations. In addition, we provide equipment trucks that are used to move large pieces of equipment from one well site to the next, and we operate a fleet of hot oilers which are capable of pumping heated fluids that are used to clear soluble restrictions in a wellbore.
          Fluid hauling trucks are utilized in connection with drilling and workover projects, which tend to use large amounts of various fluids. In connection with drilling, maintenance or workover activity at a well site, we transport fresh water to the well site and provide temporary storage and disposal of produced saltwater and drilling or workover fluids. These fluids are removed from the well site and transported for disposal in an SWD well that is either owned by us or a third party.

 Production Services Segment
     Pressure Pumping Services
          Our pressure pumping services include fracturing, nitrogen, acidizing, cementing and coiled tubing services. These services (which may be utilized during the completion or workover of a well) are provided to oil and natural gas producers and are used to enhance the production of oil and natural gas from formations which exhibit restricted flow. In the fracturing process, we typically pump fluid and sized sand, or proppants, into a well at high pressure in order to fracture the formation and thereby increase the flow of oil and natural gas. With our cementing services, we pump cement into a well between the casing and the wellbore. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, and through tubing fishing and formation stimulations utilizing acid, chemical treatments and sand fracturing. Coiled tubing is also used for a number of horizontal well applications, including “stiff wireline” services, in which a wireline is placed in the coiled tube and then fed into a well to carry the wireline to a desired depth. On July 2, 2010, we entered into an agreement to sell our pressure pumping business to Patterson. We now show these assets as held for sale and the results of operations for pressure pumping as a discontinued operation for all periods presented. See “Note 16. Discontinued Operations” and “Note 17. Subsequent Events.” Our coiled tubing operations and pressure pumping operations in California were not sold as part of this transaction, and are still reported in the Production Services segment.
     Fishing and Rental Services
          We offer a full line of services and rental equipment designed for use both onshore and offshore for drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, power swivels and foam air units.
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
          In addition, wireline services may involve wellbore remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore. We use advanced wireline instruments to evaluate well integrity and perform cement evaluations and production logging. On July 2, 2010, we entered into an agreement to sell our wireline business to Patterson. We now show these assets as held for sale and the results of operations for our wireline business as a discontinued operation for all periods presented. See “Note 16. Discontinued Operations” and “Note 17. Subsequent Events.”
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
          The following tables set forth our segment information as of and for the three and six month periods ended June 30, 2010 and 2009:

As of and for the three months ended June 30, 2010:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
	(in thousands)
Revenues from external customers	$232,746	$35,039	$—	$—	$267,785
Intersegment revenues	130	2,127	—	(2,257)	—
Depreciation and amortization	24,605	5,552	2,321	—	32,478
Operating income (loss)	16,523	6,338	(28,591)	—	(5,730)
Interest expense, net of amounts capitalized	(195)	(71)	10,995	—	10,729
Income (loss) from continuing operations before tax	15,925	5,929	(38,780)	—	(16,926)

Total assets	1,316,698	307,601	248,973	(191,436)	1,681,836
Capital expenditures, excluding acquisitions	11,722	15,688	8,098	—	35,508
As of and for the three months ended June 30, 2009:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
	(in thousands)
Revenues from external customers	$197,945	$21,116	$—	$—	$219,061
Intersegment revenues	6	928	—	(934)	—
Depreciation and amortization	28,474	6,658	2,049	—	37,181
Operating income (loss)	15,522	(5,166)	(27,633)	—	(17,277)
Interest expense, net of amounts capitalized	(331)	8	10,496	—	10,173
Income (loss) from continuing operations before tax	16,858	(4,193)	(38,054)	—	(25,389)

Total assets	1,255,987	347,567	600,086	(397,728)	1,805,912
Capital expenditures, excluding acquisitions	8,384	11,038	3,190	—	22,612
As of and for the six months ended June 30, 2010:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
	(in thousands)
Revenues from external customers	$456,737	$63,007	$—	$—	$519,744
Intersegment revenues	151	2,991	—	(3,142)	—
Depreciation and amortization	50,386	10,814	4,602	—	65,802
Operating income (loss)	31,534	5,834	(52,692)	—	(15,324)
Interest expense, net of amounts capitalized	(824)	(66)	21,878	—	20,988
Income (loss) from continuing operations before tax	32,567	5,453	(73,556)	—	(35,536)

Total assets	1,316,698	307,601	248,973	(191,436)	1,681,836
Capital expenditures, excluding acquisitions	31,222	23,009	13,692	—	67,923
As of and for the six months ended June 30, 2009:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
	(in thousands)
Revenues from external customers	$454,206	$48,504	$—	$—	$502,710
Intersegment revenues	6	1,750	—	(1,756)	—
Depreciation and amortization	59,253	12,377	4,375	—	76,005
Operating income (loss)	56,537	(7,156)	(53,788)	—	(4,407)
Interest expense, net of amounts capitalized	(887)	(328)	21,318	—	20,103
Income (loss) from continuing operations before tax	58,272	(6,072)	(74,488)	—	(22,288)

Total assets	1,255,987	347,567	600,086	(397,728)	1,805,912
Capital expenditures, excluding acquisitions	32,584	28,827	5,998	—	67,409
     The following table presents information related to our operations on a geographical basis as of and for the three and six month periods ended June 30, 2010 and 2009:

	U.S.	International	Eliminations	Total
	(in thousands)
As of and for the three months ended June 30, 2010

Revenue from external customers	$224,221	$43,564	$—	$267,785
Long-lived assets	1,172,432	$90,458	$—	$1,262,890

As of and for the three months ended June 30, 2009

Revenue from external customers	$174,877	$44,184	$—	$219,061
Long-lived assets	$1,436,549	$87,611	$(90,489)	1,433,671

As of and for the six months ended June 30, 2010

Revenue from external customers	$420,529	$99,215	$—	$519,744
Long-lived assets	$1,172,432	$90,458	$—	$1,262,890

As of and for the six months ended June 30, 2009

Revenue from external customers	$411,280	$91,430	$—	$502,710
Long-lived assets	1,436,549	$87,611	$(90,489)	1,433,671
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

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$29,648	$274,256	$115,042	$—	$418,946
Property and equipment, net	—	736,460	45,517	—	781,977
Goodwill	—	320,264	28,843	—	349,107
Deferred financing costs, net	9,114	—	—	—	9,114
Intercompany notes and accounts receivable and investment in subsidiaries	1,846,987	611,894	7,476	(2,466,357)	—
Other assets	4,896	37,444	13,088	—	55,428
Noncurrent assets held for sale	—	67,264	—	—	67,264

TOTAL ASSETS	$1,890,645	$2,047,582	$209,966	$(2,466,357)	$1,681,836

Liabilities and equity:
Current liabilities	$7,465	$161,027	$57,153	$—	$225,645
Long-term debt and capital leases, less current portion	512,813	4,635	16	—	517,464
Intercompany notes and accounts payable	479,039	1,547,452	97,220	(2,123,711)	—
Deferred tax liabilities	150,552	—	(6,954)	—	143,598
Other long-term liabilities	2,551	54,353	—	—	56,904
Equity	738,225	280,115	62,531	(342,646)	738,225

TOTAL LIABILITIES AND EQUITY	$1,890,645	$2,047,582	$209,966	$(2,466,357)	$1,681,836

	December 31, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$72,021	$189,935	$122,018	$158	$384,132
Property and equipment, net	—	752,543	41,726	—	794,269
Goodwill	—	316,513	29,589	—	346,102
Deferred financing costs, net	10,421	—	—	—	10,421
Intercompany notes and accounts receivable and investment in subsidiaries	1,782,002	577,546	7,462	(2,367,010)	—
Other assets	4,033	40,198	14,916	—	59,147
Noncurrent assets held for sale	—	70,339	—	—	70,339

TOTAL ASSETS	$1,868,477	$1,947,074	$215,711	$(2,366,852)	$1,664,410

Liabilities and equity:
Current liabilities	$6,468	$145,040	$38,261	$—	$189,769
Long-term debt and capital leases, less current portion	512,812	11,105	32	—	523,949
Intercompany notes and accounts payable	451,361	1,487,950	87,568	(2,026,879)	—
Deferred tax liabilities	151,624	—	(4,644)	—	146,980
Other long-term liabilities	3,072	57,500	—	—	60,572
Stockholders’ and members’ equity	743,140	245,479	94,494	(339,973)	743,140

TOTAL LIABILITIES AND EQUITY	$1,868,477	$1,947,074	$215,711	$(2,366,852)	$1,664,410

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$236,978	$44,515	$(13,708)	$267,785

Costs and expenses:
Direct operating expense	—	150,956	55,651	(10,436)	196,171
Depreciation and amortization expense	—	30,134	2,344	—	32,478
General and administrative expense	65	39,428	6,065	(692)	44,866
Interest expense, net of amounts capitalized	11,486	(821)	64	—	10,729
Other, net	(266)	(130)	3,442	(2,579)	467

Total costs and expenses, net	11,285	219,567	67,566	(13,707)	284,711

(Loss) income from continuing operations before tax	(11,285)	17,411	(23,051)	(1)	(16,926)
Income tax benefit	5,186	—	702	—	5,888

(Loss) income from continuing operations	(6,099)	17,411	(22,349)	(1)	(11,038)
Discontinued operations	—	8,182	—	—	8,182
Net (loss) income	(6,099)	17,411	(21,729)	(1)	(10,418)
Loss attributable to noncontrolling interest	—	—	620	—	620

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(6,099)	$25,593	$(21,729)	$(1)	$(2,236)

	Three Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$185,710	$45,357	$(12,006)	$219,061

Costs and expenses:
Direct operating expense	—	127,432	35,967	(8,281)	155,118
Depreciation and amortization expense	—	35,680	1,501	—	37,181
General and administrative expense	764	38,672	4,602	1	44,039
Interest expense, net of amounts capitalized	10,328	(137)	(18)	—	10,173
Other, net	19	(1,561)	2,358	(2,877)	(2,061)

Total costs and expenses, net	11,111	200,086	44,410	(11,157)	244,450

(Loss) income from continuning operations before tax	(11,111)	(14,376)	947	(849)	(25,389)
Income tax benefit (expense)	10,903	—	(1,538)	—	9,365

Income (loss) from continuing operations	1,085	(15,669)	(591)	(849)	(16,024)
Discontinued operations	—	(2,449)	—	—	(2,449)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$1,085	$(18,118)	$(591)	$(849)	$(18,473)

	Six Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$448,172	$100,526	$(28,954)	$519,744

Costs and expenses:
Direct operating expense	—	296,303	110,787	(21,717)	385,373
Depreciation and amortization expense	—	61,095	4,707	—	65,802
General and administrative expense	1,293	73,170	11,304	(1,874)	83,893
Interest expense, net of amounts capitalized	22,673	(1,710)	25	—	20,988
Other, net	(963)	556	5,924	(6,293)	(776)

Total costs and expenses, net	23,003	429,414	132,747	(29,884)	555,280

(Loss) income from continuing operations before tax	(23,003)	18,758	(32,221)	930	(35,536)
Income tax benefit	12,492	—	1,104	—	13,596

(Loss) income from continuing operations	(10,511)	18,758	(31,117)	930	(21,940)
Discontinued operations, net of tax	—	10,077	—	—	10,077

Net (loss) income	(10,511)	18,758	(29,070)	930	(19,893)

Loss attributable to noncontrolling interest	—	—	2,047	—	2,047

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(10,511)	$28,835	$(29,070)	$930	$(9,816)

	Six Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$431,643	$93,560	$(22,493)	$502,710

Costs and expenses:
Direct operating expense	—	287,375	68,950	(15,678)	340,647
Depreciation and amortization expense	—	73,004	3,001	—	76,005
General and administrative expense	949	80,618	8,869	29	90,465
Interest expense, net of amounts capitalized	21,460	(1,411)	54	—	20,103
Other, net	386	(2,640)	5,369	(5,337)	(2,222)

Total costs and expenses, net	22,795	436,946	86,243	(20,986)	524,998

(Loss) income from continuing operations before tax	(22,795)	(5,303)	7,317	(1,507)	(22,288)
Income tax benefit (expense)	11,715	—	(3,238)	—	8,477

(Loss) income from continuing operations	(9,124)	(7,259)	4,079	(1,507)	(13,811)
Discontinued operations, net of tax	—	(3,758)	—	—	(3,758)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(9,124)	$(11,017)	$4,079	$(1,507)	$(17,569)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$—	$66,432	$(1,737)	$—	$64,695

Cash flows from investing activities:
Capital expenditures	—	(61,448)	(6,475)	—	(67,923)
Intercompany notes and accounts	(165)	(2,094)	—	2,259	—
Other investing activities, net	165	20,073	—	—	20,238

Net cash (used in) provided by investing activities	—	(43,469)	(6,475)	2,259	(47,685)

Cash flows from financing activities:
Repayments of long-term debt	—	(6,970)	—	—	(6,970)
Repurchases of common stock	(2,357)	—	—	—	(2,357)
Intercompany notes and accounts	2,094	165	—	(2,259)	—
Other financing activities, net	263	—	—	—	263

Net cash used in financing activities	—	(6,805)	—	(2,259)	(9,064)

Effect of changes in exchange rates on cash	—	—	1,700	—	1,700

Net increase (decrease) in cash	—	16,158	(6,512)	—	9,646

Cash and cash equivalents at beginning of period	—	19,391	18,003	—	37,394

Cash and cash equivalents at end of period	$—	$35,549	$11,491	$—	$47,040

	Six Months Ended June 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash (used in) provided by operating activities	$—	$152,221	$5,078	$—	$157,299

Cash flows from investing activities:
Capital expenditures	—	(65,717)	(1,692)	—	(67,409)
Intercompany notes and accounts	98,624	15,187	9,981	(123,792)	—
Other investing activities, net	199	3,818	—	—	4,017

Net cash (used in) provided by investing activities	98,823	(46,712)	8,289	(123,792)	(63,392)

Cash flows from financing activities:
Repayment of long-term debt	(100,000)	—	—	—	(100,000)
Repurchases of common stock	(113)	—	—	—	(113)
Intercompany notes and accounts	113	(108,605)	(15,300)	123,792	—
Other financing activities, net	1,177	(7,133)	—	—	(5,956)

Net cash provided by (used in) financing activities	(98,823)	(115,738)	(15,300)	123,792	(106,069)

Effect of changes in exchange rates on cash	—	—	(890)	—	(890)

Net (decrease) increase in cash	—	(10,229)	(2,823)	—	(13,052)

Cash and cash equivalents at beginning of period	—	75,848	16,843	—	92,691

Cash and cash equivalents at end of period	$—	$65,619	$14,020	$—	$79,639

NOTE 16. DISCONTINUED OPERATIONS
     As discussed in “Note 17. Subsequent Events,” on July 2, 2010 we reached an agreement with Patterson to sell our pressure pumping and wireline businesses. Management determined to sell these businesses because they were not aligned with our core business strategy of well intervention and international expansion. As a result of this plan to sell these businesses, we now present the assets being sold as assets held for sale in our consolidated balance sheets and the results of operations related to these businesses as discontinued operations for all periods presented. Prior to the sale, the businesses sold to Patterson were reported as part of our Production Services segment and are based entirely in the U.S. Because the agreed-upon purchase price for the businesses exceeds the carrying value of the assets being sold, we did not record a write-down on these assets on the date that they became classified as held for sale. The following tables present more detailed information about the assets held for sale as well as the results of operations for the businesses being sold in connection with this transaction:

		December
	June 30, 2010	31, 2009
	(in thousands)
Inventory	$7,631	$3,974

Current assets held for sale	7,631	3,974

Property and equipment, gross	83,416	80,456
Accumulated depreciation	(16,152)	(10,117)

Noncurrent assets held for sale, net	67,264	70,339

Net assets held for sale	$74,895	$74,313

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(in thousands)
Revenues	$71,244	$22,397	$121,356	$70,737
Costs and expenses:
Direct operating expenses	53,540	18,735	95,258	60,433
Depreciation and amortization	3,379	6,010	6,758	11,942
General and administrative expenses	1,996	1,356	3,921	3,636
Other (income) expense, net	(165)	38	(187)	440

Total costs and expenses, net	58,750	26,139	105,750	76,451
Income (loss) before tax	12,494	(3,742)	15,606	(5,714)
Income tax (expense) benefit	(4,312)	1,293	(5,529)	1,956

Income (loss) from discontinued operations	$8,182	$(2,449)	$10,077	$(3,758)

NOTE 17. SUBSEQUENT EVENTS
Sale of Pressure Pumping and Wireline Businesses
     On July 2, 2010, we reached an agreement with Patterson whereby we will sell our pressure pumping and wireline businesses to Patterson for total consideration of approximately $256.7 million, comprised of a cash payment at closing of $237.7 million and our retention of working capital associated with the businesses (subject to certain adjustments based on closing inventory and the value of certain owned properties that we may retain).
     The closing of the transaction is subject to customary closing conditions. We received notification that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 terminated effective July 27, 2010. We anticipate that closing of this transaction will occur in the third quarter of 2010. These assets are classified as held for sale in our consolidated balance sheets and the results of operations have been classified as a discontinued operation for all periods presented.
Acquisition
     On July 23, 2010, we entered into a purchase and sale agreement with OFS ES to purchase 100% of the ownership interests in three of OFS ES’s subsidiaries (and indirectly their related subsidiaries). In addition, we agreed to acquire certain incidental assets from OFS ES and its parent company, OFS Holdings, LLC, that are used in the purchased business and to assume certain specified liabilities.
     The total consideration for the acquisition is approximately 15.8 million shares of our common stock and a cash payment of $75.6 million, subject to certain working capital and other adjustments at closing. We have agreed to register the shares of common stock to be issued in the transaction under the Securities Act of 1933, as amended, subject to certain conditions. The acquisition is subject to customary closing conditions, including termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We expect the closing of the transaction to take place in the third quarter of 2010. We expect to account for this acquisition as a business combination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
          Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of well intervention services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to complete, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based services, fluid management services, pressure pumping services, coiled tubing services, fishing and rental services, and wireline services. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Argentina, Mexico, and the Russian Federation. We also own a technology development company based in Canada and have ownership interests in two oilfield service companies based in Canada.
          The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).
          We operate in two business segments, Well Servicing and Production Services. We also have a “Functional Support” segment associated with managing all of our reportable operating segments. See “Note 14. Segment Information” in “Item 1. Financial Statements” for a summary of our business segments.
PERFORMANCE MEASURES
          We believe that the Baker Hughes U.S. land drilling rig count is the best barometer of overall oilfield capital spending and activity levels in our primary U.S. onshore market, since this data is made publicly available on a weekly basis. Historically, our activity levels have been highly correlated to capital spending by oil and natural gas producers. When oil and natural gas prices are strong, capital spending by our customers tends to increase. Similarly, as oil and natural gas prices fall, the Baker Hughes U.S. land drilling rig count tends to decline.

			Average Baker
	WTI Cushing Oil	NYMEX Henry Hub	Hughes U.S. Land
	(1)	Natural Gas (1)	Drilling Rigs (2)
2010:
First Quarter	$74.78	$5.14	1,354
Second Quarter	$74.79	$4.30	1,513

2009:
First Quarter	$40.16	$4.60	1,344
Second Quarter	$55.84	$3.71	934
Third Quarter	$66.02	$3.17	970
Fourth Quarter	$71.67	$4.38	1,108

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com
          Internally, we measure activity levels in our Well Servicing segment primarily through our rig and trucking hours. Generally, as capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we generally provide fewer rig and trucking services, which results in lower hours worked. We publicly release our monthly rig and trucking hours, and the following table presents our quarterly rig and trucking hours from 2009 through the second quarter of 2010:

	Rig Hours	Trucking Hours
2010:
First Quarter	485,183	459,292
Second Quarter	489,168	518,483

2009:
First Quarter	489,819	499,247
Second Quarter	415,520	416,269
Third Quarter	416,810	398,027
Fourth Quarter	439,552	422,253

Total 2009	1,761,701	1,735,796
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended June 30, 2010
          Overall, conditions during the second quarter of 2010 continued to display improvement as we experienced our fourth consecutive quarterly increase in rig hours and third consecutive quarterly increase in trucking hours. Demand for our services continued to increase, and we began to see slight price improvements for our services during the second quarter.
          Domestically, we continued to see an upward trend of activity from our larger customers. Our core Well Servicing operations continued to see improvement in rig and trucking hours, and we achieved activity levels that we have not experienced since before the first quarter of 2009. As mentioned above, we also obtained slight improvements in pricing. In addition, results for our Production Services operations (excluding discontinued operations) improved in the second quarter of 2010. We have realized activity increases in our fishing and rental operations and have also begun to realize price improvement for coiled tubing services.
          Internationally, our results were affected by activity reductions in Mexico, as one of our contracts with Petróleos Mexicanos (“PEMEX”) expired in late March. PEMEX further cut its capital budget in June, resulting in the underutilization of several rigs in Mexico. Accompanying this decrease in activity were severance costs for field employees as activity declined. In Argentina, one our districts was involved in two separate general industry strikes during the quarter that equated to approximately one month of interrupted operations. We also incurred increased labor costs as we completed negotiations with labor unions. In Russia, we have not yet begun operations with the four rigs we shipped to the region, but we expect to begin working these rigs under contract during the third quarter of 2010.
          As discussed below, on July 2, 2010, we entered into an agreement to sell our pressure pumping and wireline businesses. As a result, we now show the assets being sold as held for sale and the results of operations of these businesses as discontinued operations for all periods presented. Results from these businesses significantly improved during the quarter due to higher activity and expansion into new markets related to our fracturing and cementing services within our pressure pumping operations.
Market Outlook
          We continue to believe that customer spending in the onshore U.S. market will increase and that we will see steady improvements in our U.S. markets through the end of 2010, with the normal seasonal reduction in the fourth quarter. While our international operations were affected by decreases in activity in Mexico, labor disruptions in Argentina and delays in operations in Russia, we believe that we will see improvement in our international businesses during the second half of 2010. We also continue to explore expansion opportunities in other international markets. We intend to continue deploying capital toward growth of our live well intervention capabilities, including large well servicing and workover rigs, coiled tubing units, and other complementary products and services, both organically and through acquisition.
          On July 2, 2010, we reached an agreement with Patterson-UTI Energy (“Patterson”) whereby we will sell our pressure pumping and wireline businesses to Patterson for total consideration of approximately $256.7 million, comprised of a cash payment at closing of $237.7 million and our retention of working capital associated with the businesses (subject to certain adjustments based on closing inventory and the value of certain owned properties that we may retain). The closing of the transaction is subject to regulatory approval and customary closing conditions. We received notification that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) terminated effective July 27, 2010. We anticipate that closing of this transaction will occur in the third quarter of 2010.

          On July 23, 2010, we entered into a purchase and sale agreement with OFS Energy Services, LLC (“OFS ES”) to purchase 100% of the ownership interests in three of OFS ES’s subsidiaries (and indirectly their related subsidiaries). In addition, we agreed to acquire certain incidental assets from OFS ES and its parent company, OFS Holdings, LLC, that are used in the purchased business and to assume certain specified liabilities.
          The total consideration for the acquisition is approximately 15.8 million shares of our common stock and a cash payment of $75.6 million, subject to certain working capital and other adjustments at closing. We have agreed to register the shares of common stock to be issued in the transaction under the Securities Act of 1933, as amended, subject to certain conditions. The acquisition is subject to customary closing conditions, including the termination of the applicable waiting period under the HSR Act. We expect the closing of the transaction to take place in the third quarter of 2010.
RESULTS OF OPERATIONS
     The following table shows our consolidated results of operations for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
REVENUES	$267,785	$219,061	$519,744	$502,710

COSTS AND EXPENSES:
Direct operating expenses	196,171	155,118	385,373	340,647
Depreciation and amortization expense	32,478	37,181	65,802	76,005
General and administrative expenses	44,866	44,039	83,893	90,465
Interest expense, net of amounts capitalized	10,729	10,173	20,988	20,103
Other, net	467	(2,061)	(776)	(2,222)

Total costs and expenses, net	284,711	244,450	555,280	524,998

Loss from continuing operations before tax	(16,926)	(25,389)	(35,536)	(22,288)
Income tax benefit	5,888	9,365	13,596	8,477

Loss from continuing operations	(11,038)	(16,024)	(21,940)	(13,811)
Discontinued operations, net of tax (expense) benefit of $(4,312), $1,293, $(5,529) and $1,956, respectively	8,182	(2,449)	10,077	(3,758)

Net loss	(2,856)	(18,473)	(11,863)	(17,569)

Loss attributable to noncontrolling interest	620	—	2,047	—

LOSS ATTRIBUTABLE TO KEY	$(2,236)	$(18,473)	$(9,816)	$(17,569)

Loss per share from continuing operations attributable to Key:
Basic	$(0.08)	$(0.13)	$(0.16)	$(0.12)
Diluted	$(0.08)	$(0.13)	$(0.16)	$(0.12)

Loss per share from discontinued operations:
Basic	$0.06	$(0.02)	$0.08	$(0.03)
Diluted	$0.06	$(0.02)	$0.08	$(0.03)

Loss per share attributable to Key:
Basic	$(0.02)	$(0.15)	$(0.08)	$(0.15)
Diluted	$(0.02)	$(0.15)	$(0.08)	$(0.15)

Income from continuing operations attributable to Key:
Loss from continuing operations	$(11,038)	$(16,024)	$(21,940)	$(13,811)
Loss attributable to noncontrolling interest	620	—	2,047	—

Loss from continuing operations attributable to Key	$(10,418)	$(16,024)	$(19,893)	$(13,811)

Weighted average shares outstanding:
Basic	125,412	120,963	125,183	120,815
Diluted	125,412	120,963	125,183	120,815
Consolidated Results of Operations — Three Months Ended June 30, 2010 and 2009
     Revenues
          Our revenues for the three months ended June 30, 2010 increased $48.7 million, or 22.2%, to $267.8 million from $219.1 million for the three months ended June 30, 2009. See “Segment Operating Results — Three Months Ended June 30, 2010 and 2009” below for a more detailed discussion of the change in our revenues.
     Direct Operating Expenses
          Our direct operating expenses increased $41.1 million to $196.2 million (73.3% of revenues) for the three months ended June 30, 2010, compared to $155.1 million (70.8% of revenues) for the three months ended June 30, 2009. The increase in direct operating expenses is directly attributable to increased activity.

     Depreciation and Amortization Expense
          Depreciation and amortization expense decreased $4.7 million to $32.5 million (12.1% of revenues) during the second quarter of 2010, compared to $37.2 million (17.0% of revenues) for the second quarter of 2009. The decrease in our depreciation and amortization expense is primarily attributable to the asset retirements and impairments we recognized during the third quarter of 2009, which decreased the cost basis of our depreciable fixed assets.
     General and Administrative Expenses
          General and administrative expenses increased $0.8 million to $44.9 million (16.8% of revenues) for the three months ended June 30, 2010, compared to $44.0 million (20.1% of revenues) for the three months ended June 30, 2009. The increase in general and administrative expenses for the second quarter of 2010 was primarily due to higher stock-based compensation related to new equity awards and implementation costs for a new Enterprise Resource Planning (“ERP”) system conversion.
     Interest Expense, net of Amounts Capitalized
          Interest expense was $10.7 million for the three months ended June 30, 2010, an increase of $0.6 million, or 5.5%, compared to $10.2 million for the same period in 2009, due to higher interest rates on our borrowings under our amended revolving credit facility.
     Other, net
          The following table summarizes the components of other, net for the periods indicated:

	Three Months Ended June 30,
	2010	2009
	(in thousands)
Loss (gain) on disposal of assets, net	$320	$(1,381)
Interest income	(21)	(169)
Foreign exchange loss (gain)	855	(865)
Other (income) expense, net	(687)	354

Total	$467	$(2,061)

     Income Tax Benefit
          We recorded an income tax benefit of $5.9 million on a pretax loss of $16.9 million in the second quarter of 2010, compared to an income tax benefit of $9.4 million on a pretax loss of $25.4 million in the second quarter of 2009. Our effective tax rate was 34.8% for the three months ended June 30, 2010, compared to 36.9% for the three months ended June 30, 2009. Our effective tax rates for the periods differ from the statutory rate of 35% due to numerous factors, including the mix of profit and loss between various taxing jurisdictions, such as foreign, state and local taxes, and the impact of permanent items that affect book income but do not affect taxable income.
     Discontinued Operations
          We recorded net income from discontinued operations of $8.2 million for the three months ended June 30, 2010, compared to a net loss of $2.5 million for the three months ended June 30, 2009. The increase in net income from discontinued operations is due to significant improvement in our fracturing and cementing services within our pressure pumping operations, including higher activity, expansion into new markets and improved pricing.
     Noncontrolling Interest
          For the three months ended June 30, 2010, we recorded a benefit of $0.6 million associated with the net loss incurred by our joint venture in the Russian Federation with OOO Geostream Services Group (“Geostream”). We own a 50% interest in Geostream and fully consolidate its results, with the noncontrolling interest representing the portion of Geostream’s net income or loss for the period that is attributable to Geostream’s other shareholder.

Segment Operating Results — Three Months Ended June 30, 2010 and 2009
     The following table shows operating results for each of our segments for the three month periods ended June 30, 2010 and 2009, respectively (in thousands, except for percentages):
For the three months ended June 30, 2010:

	Well	Production	Functional
	Servicing	Services	Support
Revenues from external customers	$232,746	$35,039	$—
Operating expenses	216,223	28,701	28,591
Operating income (loss)	16,523	6,338	(28,591)
Operating income (loss) as a percentage of revenue from external customers	7.1%	18.1%	n/a
For the three months ended June 30, 2009:

	Well	Production	Functional
	Servicing	Services	Support
Revenues from external customers	$197,945	$21,116	$—
Operating expenses	182,423	26,282	27,633
Operating income (loss)	15,522	(5,166)	(27,633)
Operating income (loss) as a percentage of revenue from external customers	7.8%	(24.5)%	n/a
Well Servicing
          Revenues from external customers for our Well Servicing segment increased $34.8 million, or 17.6%, to $232.7 million for the three months ended June 30, 2010, compared to $197.9 million for the three months ended June 30, 2009. The increase in revenues for this segment is due to the increased U.S. market activity, which has improved quarter over quarter since June 2009. However, we have experienced declines in revenue in Mexico due to the expiration of one of our contracts with Pemex and budget cuts affecting our second contract.
          Operating expenses for our Well Servicing segment were $216.2 million during the three months ended June 30, 2010, which was an increase of $33.8 million, or 18.5%, compared to $182.4 million for the same period in 2009. The increase in operating expenses is attributable to increased activity during the period. Also contributing to the increase in operating expenses were severance costs in our Mexico operations as we idled several rigs, as well as severance costs and union claims in Argentina.
Production Services
          Revenues from external customers for our Production Services segment increased $13.9 million, or 65.9%, to $35.0 million for the three months ended June 30, 2010, compared to $21.1 million for the three months ended June 30, 2009. The increase in revenue for this segment is attributable to an increase in revenues from our fishing and rental operations and improved pricing on coiled tubing services during the current quarter.
          Operating expenses for our Production Services segment increased $2.4 million, or 9.2%, to $28.7 million for the second quarter of 2010, compared to $26.3 million for the second quarter of 2009. Operating expenses increased due to expenses associated with the expansion of our coiled tubing operations. However, increased activity and improved pricing contributed to better operating income as a percentage of revenue from external customers compared to the same period in 2009.
Functional Support

          Operating expenses for Functional Support, which represent expenses associated with managing our other reportable operating segments, increased $1.0 million, or 3.5%, to $28.6 million (10.7% of consolidated revenues) for the three months ended June 30, 2010 compared to $27.6 million (12.6% of consolidated revenues) for the same period in 2009. The primary reason for the increase in costs is higher stock based compensation expense related to new equity awards and implementation costs related to our new ERP system during the second quarter of 2010. This increase was partially offset by cost reduction efforts that remain in effect.
Consolidated Results of Operations — Six Months Ended June 30, 2010 and 2009
Revenues
          Our revenues for the six months ended June 30, 2010 increased $17.0 million, or 3.4%, to $519.7 million from $502.7 million for the six months ended June 30, 2009. See “Segment Operating Results — Six Months Ended June 30, 2010 and 2009” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
          Our direct operating expenses increased $44.7 million to $385.4 million (74.1% of revenues) for the six months ended June 30, 2010, compared to $340.6 million (67.8% of revenues) for the six months ended June 30, 2009. The increase in direct operating expenses is directly attributable to increased activity during the period, higher repairs and maintenance expenses as we mobilized idle equipment in the first part of the year to support the increases in activity, expansion into new domestic and international markets, and increases in fuel costs due to higher fuel prices.
Depreciation and Amortization Expense
          Depreciation and amortization expense decreased $10.2 million to $65.8 million (12.7% of revenues) during the first six months of 2010, compared to $76.0 million (15.1% of revenues) for the first six months of 2009. The decrease in our depreciation and amortization expense is attributable to the asset retirements and impairments we recognized during the third quarter of 2009, which decreased the cost basis of our depreciable fixed assets.
General and Administrative Expenses
          General and administrative expenses decreased $6.6 million to $83.9 million (16.1% of revenues) for the six months ended June 30, 2010, compared to $90.5 million (18.0% of revenues) for the six months ended June 30, 2009. General and administrative expenses were less in the first half of 2010 as a result of lower headcount and wage rate and benefit reductions, which we implemented during the first quarter of 2009. Additionally, we incurred less professional fees during the first half of 2010 as we continued our cost reduction efforts.
Interest Expense, net of Amounts Capitalized
          Interest expense increased $0.9 million for the six months ended June 30, 2010, compared to the same period in 2009, due to higher interest rates on our borrowings under our amended revolving credit facility, combined with lower capitalized interest due to lower capital expenditures related to the construction of equipment.
Other, net
          The following table summarizes the components of other, net for the periods indicated:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Loss (gain) on disposal of assets, net	$655	$(1,376)
Interest income	(36)	(417)
Foreign exchange gain	(509)	(53)
Other income, net	(886)	(376)

Total	$(776)	$(2,222)

Income Tax Benefit
          We recorded an income tax benefit of $13.6 million on a pretax loss of $35.5 million for the six months ended June 30, 2010, compared to an income tax benefit of $8.5 million on a pretax loss of $22.3 million for the six months ended June 30, 2009. Our effective tax rate was 38.3% for the six months ended June 30, 2010, compared to 38.0% for the six months ended June 30, 2009. Our effective tax rates for the periods differ from the statutory rate of 35% due to numerous factors, including the mix of profit and loss between various taxing jurisdictions, such as foreign, state and local taxes, and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
          We recorded net income from discontinued operations of $10.1 million for the six months ended June 30, 2010, compared to a net loss from discontinued operations of $3.8 million for the six months ended June 30, 2009. The increase in net income from discontinued operations is due to significant improvement in our fracturing and cementing services within our pressure pumping operations, including higher activity, expansion into new markets and better pricing.
Noncontrolling Interest
          For the six months ended June 30, 2010, we recorded a benefit of $2.0 million associated with the net loss incurred by our joint venture in the Russian Federation with Geostream. We own a 50% interest in Geostream and fully consolidate its results, with the noncontrolling interest representing the portion of Geostream’s net income or loss for the period that is attributable to Geostream’s other shareholder.
Segment Operating Results — Six Months Ended June 30, 2010 and 2009
          The following table shows operating results for each of our segments for the six month periods ended June 30, 2010 and 2009, respectively (in thousands, except for percentages):
For the six months ended June 30, 2010:

	Well	Production	Functional
	Servicing	Services	Support
Revenues from external customers	$456,737	$63,007	$—
Operating expenses	425,203	57,173	52,692
Operating income (loss)	31,534	5,834	(52,692)
Operating income (loss) as a percentage of revenue from external customers	6.9%	9.3%	n/a
For the six months ended June 30, 2009:

	Well	Production	Functional
	Servicing	Services	Support
Revenues from external customers	$454,206	$48,504	$—
Operating expenses	397,669	55,660	53,788
Operating income (loss)	56,537	(7,156)	(53,788)
Operating income (loss) as a percentage of revenue from external customers	12.4%	(14.8)%	n/a
Well Servicing
          Revenues from external customers for our Well Servicing segment increased $2.5 million, or 0.6%, to $456.7 million for the six months ended June 30, 2010, compared to $454.2 million for the six months ended June 30, 2009. The slight increase in revenues resulted from a net change in revenue for this segment due to sequential improvements in U.S. activity since June 2009, offset by lower revenues attributable to our operations in Mexico due to a decrease in activity of our work for PEMEX.

          Operating expenses for our Well Servicing segment were $425.2 million during the six months ended June 30, 2010, which represented an increase of $27.5 million, or 6.9%, compared to $397.7 million for the same period in 2009. The increase in operating expenses is attributable to higher activity levels in the U.S. and severance costs incurred in Mexico due to a decrease in activity of our work for PEMEX.
Production Services
          Revenues for our Production Services segment increased $14.5 million, or 29.9%, to $63.0 million for the six months ended June 30, 2010, compared to $48.5 million for the six months ended June 30, 2009. The increase in revenue for this segment is attributable to an increase in revenues from our fishing and rental operations and improved pricing on coiled tubing services during 2010.
          Operating expenses for our Production Services segment increased $1.5 million, or 2.7%, to $57.2 million for the first six months of 2010, compared to $55.7 million for the first six months of 2009. Operating expenses increased due to expenses associated with the expansion of our coiled tubing operations. However, increased activity and improved pricing contributed to better operating income as a percentage of revenues from external customers compared to the same period in 2009.
Functional Support
          Operating expenses for Functional Support, which represent expenses associated with managing our other reportable operating segments, decreased $1.1 million, or 2.0%, to $52.7 million (10.1% of consolidated revenues) for the six months ended June 30, 2010 compared to $53.8 million (10.7% of consolidated revenues) for the same period in 2009. The primary reason for the decline in costs is lower employee compensation associated with reduced headcount and wage rate and benefit reductions that we implemented during the first quarter of 2009 partially offset by higher equity compensation expense due to new equity awards and implementation costs for a new ERP system conversion during the second quarter of 2010 and overall increases in activity. We also received favorable settlement of a claim from 2007 against one of our former insurance underwriters.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
          As of June 30, 2010, we had cash and cash equivalents of $47.0 million. Our working capital (excluding the current portion of capital leases, notes payable and long-term debt) was $199.0 million, compared to $204.5 million as of December 31, 2009. Our working capital decreased from prior year end primarily as a result of increased accrued operating expenses during the period, partially offset by increased accounts receivable due to activity increases associated with improving market conditions during the first half of 2010. Our total outstanding debt was $523.2 million, and we have no significant debt maturities until 2012. As of June 30, 2010, we had $87.8 million in borrowings and $55.1 million in committed letters of credit outstanding under our revolving credit facility, leaving $157.1 million of available borrowing capacity (discussed further below under “Senior Secured Credit Facility”).

Cash Flows
          The following table summarizes our cash flows for the six month periods ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$64,695	$157,299
Cash paid for capital expenditures	(67,923)	(67,409)
Proceeds received from sale of fixed assets	20,073	3,818
Other investing activities, net	165	199
Repayments of capital lease obligations	(3,992)	(6,107)
Repayments on long-term debt	(6,970)	(101,026)
Repurchases of common stock	(2,357)	(113)
Other financing activities, net	4,255	1,177
Effect of exchange rates on cash	1,700	(890)

Net increase (decrease) in cash and cash equivalents	$9,646	$(13,052)

          During the six months ended June 30, 2010, we generated cash flows from operating activities of $64.7 million, compared to $157.3 million for the six months ended June 30, 2009. Operating cash inflows for 2010 primarily relate to the collection of accounts receivable and receipt of a $53.2 million federal income tax refund, partially offset by our net loss for the period, as well as by cash paid against accounts payable and other liabilities due to the increase in activity. Our operating cash flows declined from 2009 primarily as a result of the increase in our net working capital compared to the end of the second quarter of 2009. This was primarily driven by an increase in and timing of the collection of our accounts receivable, as a result of higher revenues during the six months ended June 30, 2010, compared to the same period in 2009.
          Cash used in investing activities was $47.7 million and $63.4 million for the six months ended June 30, 2010 and 2009, respectively, consisting primarily of capital expenditures. Partially offsetting the cash used for capital expenditures was the receipt of $17.9 million related to the sale of six barge rigs and related assets during the second quarter of 2010.
          Cash used in financing activities was $9.1 million during the six months ended June 30, 2010 and $106.1 million for the six months ended June 30, 2009. Financing cash outflows in the 2010 period primarily consisted of repayments on capital lease obligations and the repayment of the $6.0 million outstanding principal balance of a related party note concurrently with the sale of six barge rigs and related equipment, as well as repurchases of common stock related to tax withholding on vesting restricted stock awards. These outflows were partially offset by the proceeds we received from the exercise of stock options.
Sources of Liquidity and Capital Resources
          Our sources of liquidity include our current cash and cash equivalents, availability under our Senior Secured Credit Facility (defined below), and internally generated cash flows from operations.
Debt Service
          We do not have any significant maturities of debt until 2012. Interest on our Senior Notes (defined below) is due on June 1 and December 1 of each year. Interest on the Senior Notes of $17.8 million was paid on June 1, 2010 and is estimated to be $17.8 million for December 1, 2010. We expect to fund interest payments from cash generated by operations. At June 30, 2010, our annual debt maturities for our Senior Notes and borrowings under our Senior Secured Credit Facility are as follows:

Principal Payments
(in thousands)
Remainder of 2010	$—
2011	—
2012	87,813
2013	—
2014	425,000

Total principal payments	$512,813

8.375% Senior Notes
          We have $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “Senior Notes”). The Senior Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The Senior Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the Senior Notes is payable on June 1 and December 1 of each year. The Senior Notes mature on December 1, 2014.
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
          These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our Senior Secured Credit Facility. In addition, substantially all of the covenants will terminate before the Senior Notes mature if one of two specified ratings agencies assigns the Senior Notes an investment grade rating in the future and no events of default exist under the indenture governing the Senior Notes. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the Senior Notes later falls below an investment grade rating. As of June 30, 2010, the Senior Notes were below investment grade and have never been assigned an investment grade rating, and we were in compliance with all the covenants under the Senior Notes.
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
          The interest rate per annum applicable to the Senior Secured Credit Facility (as amended) is, at our option, (i) LIBOR plus a margin of 350 to 450 basis points, depending on our consolidated leverage ratio, or (ii) the base rate (defined as the higher of (x) Bank of America’s prime rate and (y) the Federal Funds rate plus 0.5%), plus a margin of 250 to 350 basis points, depending on our consolidated leverage ratio. Unused commitment fees on the facility range from 0.50% to 0.75%, depending upon our consolidated leverage ratio.
          The Senior Secured Credit Facility contains certain financial covenants, which, among other things, require us to maintain certain financial ratios and limit our annual capital expenditures. In addition to covenants that impose restrictions on our ability to repurchase shares, have assets owned by domestic subsidiaries located outside the United States and other such limitations, the amended Senior Secured Credit Facility also requires:
•	that our consolidated funded indebtedness be no greater than 45% of our adjusted total capitalization;

•	that our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the Senior Secured Credit Facility, “EBITDA”) be no greater than (i) 2.50 to 1.00 for the fiscal quarter ended March 31, 2010 through and including the fiscal quarter ending December 31, 2010 and, (ii) thereafter, 2.00 to 1.00;

•	that we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least the following amounts during each corresponding period:

from the fiscal quarter ended March 31, 2010 through and including the fiscal quarter ending June 30, 2010	1.75 to 1.00

through the fiscal quarter ending September 30, 2010	2.00 to 1.00

for the fiscal quarter ending December 31, 2010	2.50 to 1.00

thereafter	3.00 to 1.00;
•	that we limit our capital expenditures (not including any made by foreign subsidiaries that are not wholly-owned) to (i) $135.0 million during fiscal year 2009 and $120.0 million during each subsequent fiscal year if our consolidated leverage ratio of total funded debt to
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

trailing four quarters EBITDA is 2.75 to 1.00 or less, (x) there is an aggregate amount of $25.0 million in unused credit commitments under the facility and (y) we are in pro forma compliance with the financial covenants contained in the credit agreement; and (B) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 2.75 to 1.00, in addition to the requirements in sub clauses (x) and (y) in clause (A) above, the cash amount paid with respect to acquisitions is limited to $25.0 million per fiscal year (subject to potential increase using amounts then available for capital expenditures and any net cash proceeds we receive after October 27, 2009 in connection with the issuance or sale of equity interests or the incurrence or issuance of certain unsecured debt securities that are identified as being used for such purpose); and

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
          We may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to our obligation to reimburse the lenders for breakage and redeployment costs. We were in compliance with the covenants of the Senior Secured Credit Facility at June 30, 2010.
     Related Party Notes Payable
          On October 25, 2007, we entered into two notes payable with related parties (each, a “Related Party Note” and, collectively, the “Related Party Notes”). The first Related Party Note was an unsecured note in the amount of $12.5 million, which was due and paid in a lump-sum, together with accrued interest, on October 25, 2009. The second Related Party Note was an unsecured note in the amount of $10.0 million and was payable in annual installments of $2.0 million, plus accrued interest, beginning October 25, 2008. Concurrently with the sale of six barge rigs and related equipment, we repaid the remaining $6.0 million outstanding under the second Related Party Note in May 2010.
     Capital Lease Agreements
          We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of June 30, 2010, there was $10.4 million outstanding under such equipment leases.
     Off-Balance Sheet Arrangements
          At June 30, 2010 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
          We believe that our internally generated cash flows from operations, net cash inflows from our pending transactions, and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our Senior Secured Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our Senior Secured Credit Facility and, in the case of acquisitions, equity.

     Capital Expenditures
          During the six months ended June 30, 2010, our capital expenditures totaled $67.9 million, primarily related to the purchase of coiled tubing units, the addition of larger well service rigs, major maintenance of our existing fleet and equipment, and capitalized costs associated with our new ERP system. Our capital expenditures program is expected to total $170.0 million during 2010, focusing mainly on the maintenance of our fleet and selected growth opportunities in the U.S. market. This projected capital expenditure amount does not include our planned acquisition of certain subsidiaries of OFS ES, capital expenditures related to assets to be acquired subsequent to the transaction’s closing, or other potential growth opportunities related to strategic investments and acquisitions that are in preliminary stages or unplanned at this point. Our capital expenditure program for 2010 is subject to market conditions, including activity levels, commodity prices, and industry capacity. Our focus for 2010 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2010 to increase market share or expand our presence into a new market. We currently anticipate funding our 2010 capital expenditures through a combination of cash on hand, operating cash flow, net cash inflows from our pending transactions, and borrowings under our Senior Secured Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly.
Divestitures and Acquisitions
          On July 2, 2010, we reached an agreement to sell our pressure pumping and wireline businesses to Patterson for total consideration of approximately $256.7 million, comprised of a cash payment at closing of $237.7 million and our retention of the working capital of the businesses being sold (subject to certain adjustments based on closing inventory and the value of certain owned properties that we may retain).
          On July 23, 2010, we entered into a purchase and sale agreement with OFS ES to purchase 100% of the ownership interests in three of OFS ES’s subsidiaries (and indirectly their related subsidiaries). In addition, we agreed to acquire certain incidental assets from OFS ES and its parent company, OFS Holdings, LLC, that are used in the purchased business and to assume certain designated liabilities. The total consideration for the acquisition will be approximately 15.8 million shares of our common stock and a cash payment of $75.6 million, subject to certain working capital and other adjustments at closing, and will be funded by cash on hand, or borrowings on our Senior Secured Credit Facility, as necessary.
          We anticipate using a portion of the net after-tax proceeds from the Patterson transaction to pay down the outstanding balance on the revolving portion of our Senior Secured Credit Facility, with the remainder being used for general corporate purposes.
          The cash flows from the businesses being sold have not been separately identified in our consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009. We believe that the reduction in cash flows expected after the closing of the Patterson transaction will not have a material adverse impact on our liquidity and our ability to fund future operations and capital expenditures. We expect that the proceeds and investment of proceeds from the Patterson transaction, as well as anticipated cash flows from our planned acquisition of the OFS businesses, will have an offsetting effect on such reduction. Additionally, as we intend to use a portion of the net proceeds from the divestiture to pay down the outstanding balance on our Senior Secured Credit Facility, we expect to improve our liquidity by reducing our leverage and required interest payments. As such, we believe that the sale of our pressure pumping and wireline businesses will not have a significant adverse impact on our near-term liquidity or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2009 Annual Report. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2009 Annual Report.

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
Changes in Internal Control over Financial Reporting
          We implemented a new ERP system on May 1, 2010. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting, but we also continue to perform a significant portion of controls following our previously tested control structure. We believe that the new ERP system and related changes to internal controls will enhance our internal controls over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of system change and will continue to evaluate the operating effectiveness of related controls during subsequent periods.
          Other than the implementation of our new ERP system discussed above, there were no changes in our internal control over financial reporting during the second quarter of 2010 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
          There have been no material changes in our risk factors disclosed in our 2009 Annual Report dated as of, and filed with the SEC on, February 26, 2010. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2009 Annual Report. However, we have identified the following additional risk factor:
We have decided to sell our pressure pumping and wireline businesses, which poses certain risks.
          On July 2, 2010, we entered into an agreement to sell our pressure pumping and wireline businesses, which we anticipate will close in the third quarter of 2010. Divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested businesses, and the possible disruption of operations in both the affected and retained businesses. In addition, divestitures may involve significant post-closing separation activities, including the expenditure of significant financial and employee resources. There is a risk that our planned divesture may be delayed or may not close at all. Delays or failure to close could result in additional required capital and personnel resources, and could diminish or preclude our ability to receive the anticipated benefit from the contemplated transaction, which could also negatively impact our ability to successfully implement our overall business strategies. If we are unable to consummate the sale of our pressure pumping and wireline businesses or manage the post-separation transition arrangements, it could adversely affect our business, financial condition, results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          During the three months ended June 30, 2010, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number of	Dollar Amount of
			Shares Purchased	Shares that may
		Weighted	as Part of Publicly	yet be Purchased
	Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased (1)	Paid per Share (2)	or Programs	or Programs
April 1, 2010 to April 30, 2010	16,519	$10.71	—	—
May 1, 2010 to May 31, 2010	662	10.32	—	—
June 1, 2010 to June 30, 2010	11,070	9.48	—	—

Total	28,251	$10.22	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the NYSE on the vesting date for awards granted under the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 5. OTHER INFORMATION
          None.
ITEM 6. EXHIBITS
3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 001-08038.)

4.5	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.1	Asset Purchase Agreement, dated May 13, 2010, by and among Key Energy Services, LLC, a Texas limited liability company, Key Marine Services, LLC, a Delaware limited liability company, Moncla Companies, L.L.C., a Texas limited liability company, and Moncla Marine, L.L.C., a Louisiana limited liability company, L. Charles Moncla, Jr., Moncla Family Partnership, Ltd., L. Charles Moncla, Jr. Charitable Remainder Trust, Michael Moncla, Matthew Moncla, Marc Moncla, Christopher Moncla, Bipin A. Pandya, Thomas Sandahl, Rhonda Moncla, Cain Moncla, Andrew Moncla, Kenneth Rothstein, Second 4 M Ltd., a Texas limited partnership, and Leon Charles Moncla, Jr., as payment agent. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 19, 2010, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith

SIGNATURE
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)
By:	/s/ Richard J. Alario
Richard J. Alario President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2010

EXHIBITS INDEX
3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 001-08038.)

4.5	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.1	Asset Purchase Agreement, dated May 13, 2010, by and among Key Energy Services, LLC, a Texas limited liability company, Key Marine Services, LLC, a Delaware limited liability company, Moncla Companies, L.L.C., a Texas limited liability company, and Moncla Marine, L.L.C., a Louisiana limited liability company, L. Charles Moncla, Jr., Moncla Family Partnership, Ltd., L. Charles Moncla, Jr. Charitable Remainder Trust, Michael Moncla, Matthew Moncla, Marc Moncla, Christopher Moncla, Bipin A. Pandya, Thomas Sandahl, Rhonda Moncla, Cain Moncla, Andrew Moncla, Kenneth Rothstein, Second 4 M Ltd., a Texas limited partnership, and Leon Charles Moncla, Jr., as payment agent. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 19, 2010, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith