Form 10-Q
period 2010-09-30
KEY ENERGY SERVICES INC
filed 2010-11-02
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Yes ☐ No ☑
     As of October 27, 2010, the number of outstanding shares of common stock of the registrant was 141,427,042.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2010

Part I—Financial Information	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3. Quantitative and Qualitative Disclosures About Market Risk	46
Item 4. Controls and Procedures	46
Part II—Other Information	48
Item 1. Legal Proceedings	48
Item 1A. Risk Factors	48
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3. Defaults Upon Senior Securities	49
Item 5. Other Information	49
Item 6. Exhibits	49
EX-10.2
EX-10.3
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “expects,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2009, in our Quarterly Report on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010, in our recent Current Reports on Form 8-K and in our other filings with the Securities and Exchange Commission. Actual performance or results may differ materially and adversely.
     We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,053	$37,394
Accounts receivable, net of allowance for doubtful accounts of $6,996 and $5,441, respectively	301,592	214,662
Inventory	22,064	23,478
Other current assets	48,342	104,624
Current assets held for sale	9,251	3,974

Total current assets	415,302	384,132

Property and equipment	1,650,025	1,647,718
Accumulated depreciation	(863,173)	(853,449)

Property and equipment, net	786,852	794,269

Goodwill	349,779	346,102
Other intangible assets, net	33,365	41,048
Deferred financing costs, net	8,460	10,421
Equity method investments	6,146	5,203
Other noncurrent assets	13,807	12,896
Noncurrent assets held for sale	67,264	70,339

TOTAL ASSETS	$1,680,975	$1,664,410

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54,227	$46,086
Current portion of capital leases, notes payable and long-term debt	4,397	10,152
Other current liabilities	158,395	133,531

Total current liabilities	217,019	189,769

Capital leases, notes payable and long-term debt	515,876	523,949
Other noncurrent liabilities	200,654	207,552

Commitments and contingencies

Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 125,618,228 and 123,993,480 shares issued and outstanding, respectively	12,562	12,399
Additional paid-in capital	619,151	608,223
Accumulated other comprehensive loss	(51,511)	(50,763)
Retained earnings	134,114	137,158

Total equity attributable to Key	714,316	707,017
Noncontrolling interest	33,110	36,123

Total equity	747,426	743,140

TOTAL LIABILITIES AND EQUITY	$1,680,975	$1,664,410

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES	$283,739	$215,349	$803,483	$718,059

COSTS AND EXPENSES:
Direct operating expenses	198,158	156,444	583,531	497,091
Depreciation and amortization expense	32,565	38,680	98,367	114,685
General and administrative expenses	46,833	39,350	130,726	129,815
Asset retirements and impairments	—	97,035	—	97,035
Interest expense, net of amounts capitalized	10,626	9,137	31,614	29,240
Other, net	(780)	1,534	(1,556)	(688)

Total costs and expenses, net	287,402	342,180	842,682	867,178

Loss from continuing operations before tax	(3,663)	(126,831)	(39,199)	(149,119)
Income tax benefit	1,383	47,751	14,979	56,228

Loss from continuing operations	(2,280)	(79,080)	(24,220)	(92,891)
Income (loss) from discontinued operations, net of tax (expense) benefit of $(5,515), $25,438, $(11,044) and $27,394, respectively	8,283	(45,937)	18,360	(49,695)

Net income (loss)	6,003	(125,017)	(5,860)	(142,586)

Loss attributable to noncontrolling interest	769	75	2,816	75

INCOME (LOSS) ATTRIBUTABLE TO KEY	$6,772	$(124,942)	$(3,044)	$(142,511)

Basic and diluted (loss) income per share:
Loss per share from continuing operations attributable to Key	$(0.01)	$(0.65)	$(0.17)	$(0.77)
Income (loss) per share from discontinued operations	0.06	(0.38)	0.15	(0.41)

Income (loss) per share attributable to Key	$0.05	$(1.03)	$(0.02)	$(1.18)

Loss from continuing operations attributable to Key:
Loss from continuing operations	$(2,280)	$(79,080)	$(24,220)	$(92,891)
Loss attributable to noncontrolling interest	769	75	2,816	75

Loss from continuing operations attributable to Key	$(1,511)	$(79,005)	$(21,404)	$(92,816)

Weighted average shares outstanding:
Basic and diluted	125,637	121,277	125,336	120,983
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
LOSS FROM CONTINUING OPERATIONS	$(2,280)	$(79,080)	$(24,220)	$(92,891)

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	446	(1,026)	(945)	(5,516)
Deferred gain from available for sale investments	—	—	—	30

Total other comprehensive income (loss), net of tax	446	(1,026)	(945)	(5,486)

COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(1,834)	(80,106)	(25,165)	(98,377)

Comprehensive income (loss) from discontinued operations	8,283	(45,937)	18,360	(49,695)

COMPREHENSIVE INCOME (LOSS)	6,449	(126,043)	(6,805)	(148,072)

Comprehensive (income) loss attributable to noncontrolling interest	(189)	206	3,013	206

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$6,260	$(125,837)	$(3,792)	$(147,866)

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(5,860)	$(142,586)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	105,125	132,424
Asset retirements and impairments	—	159,802
Bad debt expense	452	3,293
Accretion of asset retirement obligations	388	405
(Income) loss from equity method investments	(723)	796
Amortization of deferred financing costs and discount	1,967	1,568
Deferred income tax benefit	(5,953)	(55,359)
Capitalized interest	(3,055)	(3,556)
Loss on disposal of assets, net	492	1,284
Loss on sale of available for sale investments, net	—	30
Share-based compensation	9,001	4,881
Excess tax benefits from share-based compensation	(1,966)	—
Changes in working capital:
Accounts receivable	(86,530)	195,976
Other current assets	51,532	11,798
Accounts payable, accrued interest and accrued expenses	26,809	(113,069)
Share-based compensation liability awards	733	517
Other assets and liabilities	(1,985)	(623)

Net cash provided by operating activities	90,427	197,581

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(101,065)	(102,971)
Proceeds from sale of fixed assets	20,502	5,184
Acquisitions, net of cash acquired of $0 and $28,362	—	12,007
Dividend from equity method investments	165	199

Net cash used in investing activities	(80,398)	(85,581)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(6,970)	(1,539)
Repayments of capital lease obligations	(6,891)	(8,505)
Proceeds from borrowings on revolving credit facility	30,000	—
Repayments on revolving credit facility	(30,000)	(100,000)
Repurchases of common stock	(2,357)	(248)
Proceeds from exercise of stock options	2,248	1,192
Excess tax benefits from share-based compensation	1,966	—

Net cash used in financing activities	(12,004)	(109,100)

Effect of changes in exchange rates on cash	(1,366)	(2,508)

Net (decrease) increase in cash and cash equivalents	(3,341)	392

Cash and cash equivalents, beginning of period	37,394	92,691

Cash and cash equivalents, end of period	$34,053	$93,083

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. GENERAL
     Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of well intervention services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to complete, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based services, fluid management services, pressure pumping services, coiled tubing services, fishing and rental services, and wireline services. On October 1, 2010, we completed the sale of our pressure pumping and wireline businesses to Patterson-UTI Energy (“Patterson-UTI”), which significantly reduced our involvement in these lines of business in the United States. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Latin America, and the Russian Federation. We also own a technology development company based in Canada and have ownership interests in two oilfield service companies based in Canada.
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
     The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
     We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q for possible disclosure as a subsequent event. Management monitored for subsequent events through the date these financial statements were issued. After the balance sheet date included in this Quarterly Report on Form 10-Q but before the financial statements were issued, we closed the sale of our pressure pumping and wireline business to Patterson-UTI that required disclosure as a subsequent event. In addition, we closed the acquisition of certain subsidiaries of OFS Energy Services, LLC (“OFS ES”) and related assets. See “Note 17. Subsequent Events” for further discussion.
     Certain reclassifications have been made to prior period information contained in this report in order to conform to current year presentation. As a result of the sale of our pressure pumping and wireline businesses, we now show the results of operations of these businesses as discontinued operations for all periods presented. The reclassifications had no effect on total assets or the income or loss attributable to Key for any period. See further discussion in “Note 16. Discontinued Operations” and “Note 17. Subsequent Events.”
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
     ASU 2009-17. In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU 2009-17 replaces the quantitative-based risk and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about a reporting entity’s involvement in variable interest entities. We adopted ASU 2009-17 on January 1, 2010 and the adoption of this standard did not have a material effect on our financial position, results of operations, or cash flows.
     ASU 2010-02. In January 2010, the FASB issued ASU 2010-02, Consolidation (Topic 810) – Accounting and Reporting for Decreases in Ownership of a Subsidiary – A Scope Clarification. ASU 2010-02 clarifies that the scope of previous guidance in the accounting and disclosure requirements related to decreases in ownership of a subsidiary apply to (i) a subsidiary or a group of assets that is a business or nonprofit entity; (ii) a subsidiary that is a business or nonprofit entity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity. ASU 2010-02 also expands the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets to include (i) the valuation techniques used to measure the fair value of any retained investment; (ii) the nature of any continuing involvement with the subsidiary or entity acquiring a group of assets; and (iii) whether the transaction that resulted in the deconsolidation or derecognition was with a related party or whether the former subsidiary or entity acquiring the assets will become a related party after the transaction. We adopted the provisions of ASU 2010-02 on January 1, 2010 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
     ASU 2010-06. In January 2010 the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements. ASU 2010-06 clarifies the requirements for certain disclosures around fair value measurements and also requires registrants to provide certain additional disclosures about those measurements. The new disclosure requirements include (i) the significant amounts of transfers into and out of Level 1 and Level 2 fair value measurements during the period, along with the reason for those transfers, and (ii) separate presentation of information about purchases, sales, issuances and settlements of fair value measurements with significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009. We adopted the provisions of ASU 2010-06 on January 1, 2010 and the adoption of this standard had a disclosure only impact on our financial statements.
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
Accounting Standards Not Yet Adopted in this Report
     ASU 2009-13. In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force. ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Existing GAAP requires an entity to use objective and reliable evidence of fair value for the undelivered items or the residual method to separate deliverables in a multiple-deliverable selling arrangement. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under current guidance. ASU 2009-13 establishes a hierarchy for determining the selling price of a deliverable. The selling price will be based on Vendor-Specific Objective Evidence (“VSOE”) if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption is permitted. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. We expect to prospectively adopt the provisions of ASU 2009-13 on January 1, 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.
NOTE 3. OTHER BALANCE SHEET INFORMATION
     The table below presents comparative detailed information about other current assets at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Other Current Assets:
Deferred tax assets	$20,410	$25,323
Prepaid current assets	10,313	14,212
Income tax refund receivable	1,055	50,025
Reinsurance receivable	8,904	8,136
Other	7,660	6,928

Total	$48,342	$104,624

     The table below presents comparative detailed information about other current liabilities at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Other Current Liabilities:
Accrued payroll, taxes and employee benefits	$42,490	$33,953
Accrued operating expenditures	38,511	24,194
Income, sales, use and other taxes	21,470	30,447
Self-insurance reserve	32,238	24,366
Accrued interest	12,247	3,014
Insurance premium financing	1,602	7,282
Unsettled legal claims	2,240	2,665
Share-based compensation liabilities	1,581	1,518
Other	6,016	6,092

Total	$158,395	$133,531

     The table below presents comparative detailed information about other noncurrent assets at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Other Noncurrent Assets:
Deposits	$1,117	$1,008
Reinsurance receivable	8,896	9,050
Other	3,794	2,838

Total	$13,807	$12,896

     The table below presents comparative detailed information about other noncurrent liabilities at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(in thousands)
Other Noncurrent Liabilities:
Deferred tax liabilities	$138,171	$146,980
Accrued insurance costs	33,868	40,855
Asset retirement obligations	10,118	10,045
Environmental liabilities	3,035	3,353
Income, sales, use and other taxes	9,090	2,813
Accrued rent	2,107	2,399
Share-based compensation liabilities	713	508
Other	3,552	599

Total	$200,654	$207,552

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

		Production
	Well Servicing	Services	Total
	(in thousands)
December 31, 2009	$342,023	$4,079	$346,102
Purchase price and other adjustments, net	3,750	—	3,750
Impact of foreign currency translation	(151)	78	(73)

September 30, 2010	$345,622	$4,157	$349,779

     The components of our other intangible assets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
	(In thousands)
Noncompete agreements:
Gross carrying value	$14,009	$14,010
Accumulated amortization	(7,559)	(5,618)

Net carrying value	$6,450	$8,392

Patents, trademarks and tradename:
Gross carrying value	$10,606	$10,481
Accumulated amortization	(891)	(917)

Net carrying value	$9,715	$9,564

Customer relationships and contracts:
Gross carrying value	$41,371	$41,389
Accumulated amortization	(25,180)	(19,947)

Net carrying value	$16,191	$21,442

Developed technology:
Gross carrying value	$2,976	$3,073
Accumulated amortization	(2,160)	(1,724)

Net carrying value	$816	$1,349

Customer backlog:
Gross carrying value	$722	$724
Accumulated amortization	(529)	(423)

Net carrying value	$193	$301

     The changes in the carrying amount of other intangible assets are as follows (in thousands):

December 31, 2009	$41,048
Additions	246
Amortization expense	(8,043)
Impact of foreign currency translation	114

September 30, 2010	$33,365

     The weighted average remaining amortization periods and expected amortization expense for the next five years for our intangible assets are as follows:

	Weighted
	average
	remaing amortization	Expected Amortization Expense
	period (years)	Q4 2010	2011	2012	2013	2014	2015
				(In thousands)
Noncompete agreements	2.7	$660	$2,620	$2,423	$406	$338	$—
Patents, trademarks and tradename	4.8	84	289	183	127	120	105
Customer relationships and contracts	7.7	1,481	4,224	3,056	2,208	1,670	1,299
Customer backlog	0.9	76	122	—	—	—	—
Developed technology	0.9	312	499	—	—	—	—

Total intangible asset amortization expense		$2,613	$7,754	$5,662	$2,741	$2,128	$1,404

     Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $2.9 million and $3.1 million for the three months ended September 30, 2010 and 2009, respectively, and $8.0 million and $9.9 million for the nine months ended September 30, 2010 and 2009, respectively. The purchase price allocation for our 2009 acquisition of Geostream Services Group (“Geostream”) was finalized in 2010.
Goodwill Impairment Test
     On September 1, 2009, we acquired an additional 24% interest in Geostream for $16.4 million. This was our second investment in Geostream, bringing our total investment in Geostream to 50% of the outstanding equity interests. Upon increasing our ownership interest to 50%, we also obtained majority representation on Geostream’s board of directors and a controlling interest, and we now fully consolidate the assets, liabilities and results of operations of Geostream, with the 50% that remains outside our control representing a noncontrolling interest. We accounted for this transaction as an acquisition performed in stages. Prior to the date we increased our ownership interest in Geostream to 50%, we accounted for our 26% interest in Geostream as an equity-method investment. On the date we increased our ownership interest in Geostream to 50%, we recorded $23.9 million of goodwill, which represented the difference between the fair value of the total consideration transferred to acquire the 50% interest and the fair value of the assets acquired and liabilities assumed on the acquisition date. We perform an annual goodwill impairment test for our Russian reporting unit on September 30 of each year, or more frequently if circumstances warrant.
     Under the first step of the goodwill impairment test, we compared the fair value of the reporting unit to its carrying amount, including goodwill. The first step of the goodwill impairment test showed that the fair value of the reporting unit exceeded the carrying value by 10.8%. In determining the fair value of the reporting unit, we used a weighted-average approach of three commonly used valuation techniques — a discounted cash flow method, a guideline companies method, and a similar transactions method. We assigned a weight to the results of each of these methods based on the facts and circumstances in existence at the testing period. Because of our expansion into Russia and the overall economic downturn that affected most companies’ stock prices and market valuation in 2010, we assigned more weight to the discounted cash flow method. Our cash flow projections were based on financial forecasts developed by management and were discounted using a rate of 16%. A key assumption in our model is that revenue related to this reporting unit will increase in future years. Potential events that could affect this assumption are the level of development, exploration and production activity of, and corresponding capital spending by, oil and natural gas companies in the Russian Federation, oil and natural gas production costs, government regulations and conditions in the worldwide oil and natural gas industry.
     This test concluded that the fair value of the Russian reporting unit exceeded its carrying value. Therefore, the second step of the goodwill impairment test was not required. Our remaining reporting units will be tested for potential impairment on December 31, 2010, the annual testing date.
     We also performed an impairment analysis for the $8.4 million of intangible assets related to Geostream that are not amortized. We performed an assessment of the fair value of these assets using an expected present value technique. We used a discounted cash flow model involving assumptions based on forecasted revenues, projected royalty expenses and applicable income taxes. Our cash flow projections were based on financial forecasts developed by management. Based on this assessment, these intangible assets were not impaired.
NOTE 5. EQUITY METHOD INVESTMENT

IROC Energy Services Corp.
     As of September 30, 2010, we owned 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company. The carrying value of our investment in IROC totaled $4.7 million and $4.0 million as of September 30, 2010 and December 31, 2009, respectively. The carrying value of our investment in IROC is less than our proportionate share of the book value of the net assets of IROC as of September 30, 2010. This difference is attributable to certain long-lived assets of IROC, and our proportionate share of IROC’s net income or loss for each period is being adjusted over the estimated remaining useful life of those long-lived assets. As of September 30, 2010, the difference between the carrying value of our investment in IROC and our proportionate share of the book value of IROC’s net assets was $4.6 million.
     We recorded $0.1 million and $0.2 million of equity losses related to our investment in IROC for the three months ended September 30, 2010 and 2009, respectively, and $0.8 million and $0.1 million of equity income for the nine months ended September 30, 2010 and 2009, respectively.
NOTE 6. LONG-TERM DEBT
     As of September 30, 2010 and December 31, 2009, the components of our long-term debt were as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)
8.375% Senior Notes due 2014	$425,000	$425,000
Senior Secured Credit Facility revolving loans due 2012	87,813	87,813
Other long-term indebtedness	—	1,044
Notes payable -related parties, net of discount of $69	—	5,931
Capital lease obligations	7,460	14,313

	520,273	534,101

Less current portion	4,397	10,152

Total capital leases, notes payable and long-term debt	$515,876	$523,949

Related Party Note
     On May 13, 2010, we repaid the remaining $6.0 million principal balance of a promissory note, plus accrued and unpaid interest, that we entered into with related parties in connection with an acquisition in 2007 (the “Related Party Note”). No gain or loss on debt extinguishment was recognized in connection with the repayment.
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
     The indenture governing the Senior Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our Senior Secured Credit

Facility (defined below). We were in compliance with these covenants at September 30, 2010.
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
     We were in compliance with these covenants on September 30, 2010. We may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to our obligation to reimburse the lenders for breakage and redeployment costs. As of September 30, 2010, we had borrowings of $87.8 million and committed letters of credit of $58.8 million outstanding, leaving $153.4 million of available borrowing capacity under the Senior Secured Credit Facility. On October 1, 2010 we borrowed $80.0 million under the credit facility to acquire certain subsidiaries of OFS ES (see “Note 17. Subsequent Events”). We subsequently repaid the entire $167.8 million outstanding balance of the revolving credit facility as of October 4, 2010 with a portion of the proceeds from the Patterson-UTI transaction (see “Note 17. Subsequent Events”). The weighted average interest rate on the outstanding borrowings under the Senior Secured Credit Facility at September 30, 2010 was 4.12%.
Capital Leases
     During the third quarter of 2010, we repaid $1.3 million of capital leases that we had incurred to acquire vehicles pursuant to the terms of the Patterson-UTI sale agreement. See further discussion of the Patterson-UTI transaction in “Note 16. Discontinued Operations” and “Note 17. Subsequent Events”.
NOTE 7. OTHER INCOME AND EXPENSE
     The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other, net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
(Gain) loss on disposal of assets, net	$(146)	$1,942	$509	$566
Interest income	(5)	(42)	(41)	(459)
Foreign exchange loss (gain), net	30	(1,305)	(479)	(1,358)
Other (income) expense, net	(659)	939	(1,545)	563

Total	$(780)	$1,534	$(1,556)	$(688)

NOTE 8. INCOME TAXES
     We recorded $1.4 million and $47.8 million of tax benefit on pretax losses of $3.7 million and $126.8 million for continuing operations for the three months ended September 30, 2010 and 2009, respectively. Our effective tax rates for our continuing operations for the three months ended September 30, 2010 and 2009 were 37.8% and 37.6%, respectively. We recorded $15.0 million and $56.2 million of tax benefit on pretax losses of $39.2 million and $149.1 million from our continuing operations for the nine months ended September 30, 2010 and 2009, respectively. Our effective tax rates for our continuing operations for the nine months ended September 30, 2010 and 2009 were 38.2% and 37.7%, respectively. The variance quarter over quarter is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, differences in permanent items impacting mainly the U.S. effective rate, and differences between discrete items, including accrual to return adjustments, increases or decreases to valuation allowances, and tax expense or benefits recognized for uncertain tax positions.
     As of September 30, 2010 and December 31, 2009, we had $2.4 million and $3.2 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax benefit of $0.9 million in the quarter ended September 30, 2010 and a tax benefit of $1.1 million for the quarter ended September 30, 2009 related to these items. We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.
     We record expense and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $1.0 million and $1.1 million for the payment of interest and penalties as of September 30, 2010 and December 31, 2009, respectively. We believe that it is reasonably possible that $0.8 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.
     During the quarter ended March 31, 2010, we filed our 2009 tax return reflecting a net operating loss of $153.5 million. We also filed a claim for refund of federal income taxes paid in prior years and on March 31, 2010, we received remittances from the Internal Revenue Service totaling $53.2 million.
NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
     Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of September 30, 2010, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $2.2 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. During the third quarter of 2010, we increased our reserves by $0.5 million, associated with our assessment of the ultimate liability related to ongoing legal matters. We paid $0.3 million during the quarter related to the settlement of legal matters for a net increase to our reserve of $0.2 million during the quarter.
Litigation with a Former Officer
     Our former general counsel, Jack D. Loftis, Jr., filed a lawsuit against us in the U.S. District Court, District of New Jersey, on April 21, 2006, in which he alleged a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of duties of good faith and fair dealing, breach of fiduciary duty and wrongful termination. Following the transfer of the case to the District of Pennsylvania, on August 17, 2007, we filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract and breach of fiduciary duties. In our counterclaims, we sought repayment of all severance paid to Mr. Loftis (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. On September 2, 2010, we reached a settlement with Mr. Loftis regarding the alleged claims, and recorded an additional charge related to the settlement. The resolution of this claim did not have a material effect on our results of operations for the nine months ended September 30, 2010.
UMMA Verdict
     On May 3, 2010, a jury returned a verdict in the case of UMMA Resources, LLC v. Key Energy Services, Inc. The lawsuit involved pipe recovery and workover operations performed between September 2003 through December 2004. The plaintiff alleged that we breached an oral contract and negligently performed the work. We countersued for our unpaid invoices for work performed. The jury found that Key was in breach of contract, that Key was negligent in performing the work, and that Key was not entitled to damages under its counterclaims. We believe that, as a matter of law, the jury erred in its decision. The judge in this case delayed rendering his judgment and requested both parties to file motions on the jury’s verdict. Our motion for judgment notwithstanding the verdict has been filed and is pending final ruling by the court. Because the court has not yet rendered judgment in this case, the ultimate outcome of this litigation and our potential liability, if any, cannot be predicted at this time. As of September 30, 2010, we have not taken any provision for this matter. We believe the range of possible damage awards, if the matter is decided adversely to us, could be between zero and $13.0 million, plus attorney’s fees. We currently expect to receive the court’s judgment during the fourth quarter of 2010.
Self-Insurance Reserves
     We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of September 30, 2010 and December 31, 2009, we have recorded $66.1 million and $65.2 million, respectively, of self-insurance liabilities related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $17.8 million of insurance receivables as of September 30, 2010 and $17.2 million as of December 31, 2009. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
     For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of September 30, 2010 and December 31, 2009, we have recorded $3.0 million and $3.4 million, respectively, for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

NOTE 10. EARNINGS PER SHARE
     Basic earnings per common share is determined by dividing net earnings attributable to Key by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of potentially dilutive outstanding securities using the treasury stock and “as if converted” methods.
     The components of our earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Loss from continuing operations attributable to Key	$(1,511)	$(79,005)	$(21,404)	$(92,816)
Income (loss) from discontinued operations, net of tax	8,283	(45,937)	18,360	(49,695)

Income (loss) attributable to Key	$6,772	$(124,942)	$(3,044)	$(142,511)

Denominator
Weighted average shares outstanding	125,637	121,277	125,336	120,983

Basic loss per share from continuing operations attributable to Key	$(0.01)	$(0.65)	$(0.17)	$(0.77)
Basic income (loss) per share from discontinued operations	0.06	(0.38)	0.15	(0.41)

Basic income (loss) per share attributable to Key	$0.05	$(1.03)	$(0.02)	$(1.18)

Diluted EPS Calculation:
Numerator
Loss from continuing operations attributable to Key	$(1,511)	$(79,005)	$(21,404)	$(92,816)
Income (loss) from discontinued operations, net of tax	8,283	(45,937)	18,360	(49,695)

Income (loss) attributable to Key	$6,772	$(124,942)	$(3,044)	$(142,511)

Denominator
Weighted average shares outstanding	125,637	121,277	125,336	120,983

Diluted loss per share from continuing operations attributable to Key	$(0.01)	$(0.65)	$(0.17)	$(0.77)
Diluted income (loss) per share from discontinued operations	0.06	(0.38)	0.15	(0.41)

Diluted income (loss) per share attributable to Key	$0.05	$(1.03)	$(0.02)	$(1.18)

     Because of our loss from continuing operations for the three and nine months ended September 30, 2010 and 2009, all potentially dilutive securities were excluded from the calculation of our diluted earnings per share, as the potential exercise of those securities would be anti-dilutive. On October 1, 2010 we completed the acquisition of certain subsidiaries and related assets of OFS ES. Upon the closing of this transaction, we issued approximately 15.8 million shares of our common stock (the “Consideration Shares”) as part of the total purchase price. The Consideration Shares will impact our basic and diluted weighted average shares outstanding beginning in the fourth quarter of 2010. See “Note 17. Subsequent Events” for further discussion.
NOTE 11. SHARE-BASED COMPENSATION
     We recognized employee share-based compensation expense of $3.2 million and $2.4 million during the three months ended September 30, 2010 and 2009, respectively, and the related income tax benefit recognized was $1.2 million and $0.8 million, respectively. We recognized employee share-based compensation expense of $9.7 million and $5.3 million for the nine months ended September 30, 2010 and 2009, respectively, and the related income tax benefit recognized was $3.8 million and $1.9 million, respectively. We did not capitalize any share-based compensation during the three or nine month periods ended September 30, 2010 and 2009.

     The unrecognized compensation cost related to our unvested stock options, restricted shares and phantom shares as of September 30, 2010 is estimated to be $0.1 million, $13.3 million and $0.5 million, respectively, and is expected to be recognized over a weighted-average period of 1.2 years, 1.2 years and 0.7 years, respectively.
     During March 2010, we issued a total of 0.6 million performance units to certain of our employees and officers. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. The performance units are measured based on two performance periods. One half of the performance units are measured based on a performance period consisting of the first year after the grant date, and the other half are measured based on a performance period consisting of the second year after the grant date. At the end of each performance period, 100%, 50%, or 0% of an individual’s performance units for that period will vest, based on the relative placement of our total shareholder return within a peer group consisting of Key and five other companies. If we are in the top third of the peer group, 100% of the performance units will vest; if we are in the middle third, 50% will vest; and if we are in the bottom third, the performance units will expire unvested and no payment will be made. If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of September 30, 2010, the fair value of outstanding performance units issued in March 2010 was $2.2 million, and is being accreted to compensation expense over the vesting terms of the awards. During the three and nine months ended September 30, 2010, we recognized $0.2 million and $0.9 million, respectively, of pre-tax compensation expense associated with these awards. As of September 30, 2010, the unrecognized compensation cost related to our unvested performance units is estimated to be $1.3 million and is expected to be recognized over a weighted-average period of 1.1 years.
     In October 2010, pursuant to the terms of the sale agreement, we accelerated the vesting period of 0.1 million shares of restricted stock held by certain of our employees who became employees of Patterson-UTI as part of this transaction. Compensation expense of $1.2 million was recognized related to this accelerated vesting. See “Note 17. Subsequent Events” for further discussion.
NOTE 12. TRANSACTIONS WITH RELATED PARTIES
Related Party Notes Payable
     On May 13, 2010, we repaid the outstanding principal balance of $6.0 million of the Related Party Note, plus accrued and unpaid interest. This note was repaid concurrently with the sale of six operational barge rigs and related equipment to the holders of the note for total consideration of $17.9 million. We received net proceeds, after repayment of the note, of $11.9 million and recorded a $0.6 million loss on the sale of these assets.
Transactions with Employees
     In connection with an acquisition in 2008, the former owner of the acquiree became one of our employees. At the time of the acquisition, the employee owned, and continues to own, an exploration and production company. Subsequent to the acquisition, we continued to provide services to this company. The prices charged for these services are at rates that are an average of the prices charged to our other customers in the California market where the services are provided. As of September 30, 2010, our receivables with this company totaled $0.4 million.
Board of Director Relationship with Customer
     One member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately 4% and 2% of our total revenues for the nine months ended September 30, 2010 and 2009, respectively. Sales to Anadarko were approximately 6% and 2% of our total revenues for the three months ended September 30, 2010 and 2009, respectively. Receivables outstanding from Anadarko were approximately 6% and 1% of our total accounts receivable as of September 30, 2010 and December 31, 2009, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

          The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2010 and December 31, 2009:
          Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Notes and accounts receivable - related parties	$588	$588	$281	$281

Financial liabilities:
8.375% Senior Notes	$425,000	$449,438	$425,000	$422,875
Senior Secured Credit Facility revolving loans	87,813	87,813	87,813	87,813
Note payable — related parties	—	—	5,931	5,931
          Notes and accounts receivable – related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation agreements, and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.
          8.375% Senior Notes due 2014. The fair value of our Senior Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2010 was $425.0 million and the fair value was $449.4 million (105.75% of carrying value).
          Senior Secured Credit Facility Revolving Loans. Because of their variable interest rates and the amendment of the Senior Secured Credit Facility during the fourth quarter of 2009, the fair values of the revolving loans borrowed under our Senior Secured Credit Facility approximate their carrying values. The carrying and fair values of these loans as of September 30, 2010 were $87.8 million.
          Note payable – related parties. The amounts reported relate to the Related Party Note in connection with a seller financing arrangement entered into in connection with an acquisition made in 2007. The outstanding balance of this note was repaid on May 13, 2010.
NOTE 14. SEGMENT INFORMATION
     As of September 30, 2010, we operate in two business segments, Well Servicing and Production Services. Our rig services and fluid management services are aggregated within our Well Servicing segment. Our pressure pumping services, fishing and rental services, and wireline services, as well as our technology development group in Canada, are aggregated within our Production Services segment. The accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009. All inter-segment sales pricing is based on current market conditions. As mentioned in “Note 1. General,” on October 1, 2010, we completed the sale of our pressure pumping and wireline businesses to Patterson-UTI, which significantly reduced our involvement in these lines of business. We anticipate revising our reportable segments in the fourth quarter of 2010 to realign our current business and management structure. The following is a description of our segments as of September 30, 2010:
Well Servicing Segment
     Rig-Based Services
          Our rig-based services include the maintenance, workover, and recompletion of existing oil and gas wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger Well Servicing rigs that are capable of providing conventional and horizontal drilling services. Based on current industry data, we have the largest land-based Well Servicing rig fleet in the world. Our rigs consist of various sizes and capabilities, allowing us to work on all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data. We believe that this technology allows our customers and our crews to better monitor well site operations, to improve efficiency and safety, and to add value to the services that we offer.
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
          Our rig fleet is also used in the process of permanently shutting-in an oil or gas well that is at the end of its productive life. These plugging and abandonment services generally require auxiliary equipment in addition to a Well Servicing rig. The demand for plugging and abandonment services is not significantly impacted by the demand for oil and natural gas because well operators are required by state regulations to plug wells that are no longer productive.
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
          Fluid hauling trucks are utilized in connection with drilling and workover projects, which tend to use large amounts of various fluids. In connection with drilling, maintenance or workover activity at a well site, we transport fresh water to the well site and provide temporary storage and disposal of produced saltwater and drilling or workover fluids. These fluids are removed from the well site and transported for disposal in a saltwater disposal well that is either owned by us or a third party.
Production Services Segment
     Pressure Pumping Services
          Our pressure pumping services include fracturing, nitrogen, acidizing, cementing and coiled tubing services. These services (which may be utilized during the completion or workover of a well) are provided to oil and natural gas producers and are used to enhance the production of oil and natural gas from formations which exhibit restricted flow. In the fracturing process, we typically pump fluid and sized sand, or proppants, into a well at high pressure in order to fracture the formation and thereby increase the flow of oil and natural gas. With our cementing services, we pump cement into a well between the casing and the wellbore. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, and through tubing fishing and formation stimulations utilizing acid, chemical treatments and sand fracturing. Coiled tubing is also used for a number of horizontal well applications.
          On October 1, 2010, we closed the sale of our U.S. based pressure pumping and wireline businesses to Patterson-UTI. For the periods presented in this report, we show these assets as held for sale and the results of operations for pressure pumping operations as discontinued operations for all periods presented. See “Note 16. Discontinued Operations” and “Note 17. Subsequent Events”. Our coiled tubing operations were not sold as part of this transaction, and are still reported in the Production Services segment.
     Fishing and Rental Services
          We offer a full line of services and rental equipment designed for use both onshore and offshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, power swivels and foam air units.
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
          In addition, wireline services may involve wellbore remediation, which could include the positioning and installation of various plugs and packers to maintain production or repair well problems, and casing inspection for internal or external abnormalities in the casing string. Wireline services are provided from surface logging units, which lower tools and sensors into the wellbore. We use advanced wireline instruments to evaluate well integrity and perform cement evaluations and production logging. As discussed above and in “Note 16. Discontinued Operations” and “Note 17. Subsequent Events,” we closed the sale of our U.S. based pressure pumping and wireline businesses to Patterson-UTI. For the periods presented in this report, we show these assets as held for sale and the results of operations for our wireline operations as discontinued operations for all periods presented.
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
          The following tables set forth our segment information as of and for the three and nine month periods ended September 30, 2010 and 2009:

For the three months ended September 30, 2010:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
Revenues from external customers	$244,288	$39,451	$—	$—	$283,739
Intersegment revenues	82	2,834	—	(2,916)	—
Depreciation and amortization	24,213	5,719	2,633	—	32,565
Operating income (loss)	25,348	9,660	(28,825)	—	6,183
Interest expense, net of amounts capitalized	(21)	(88)	10,735	—	10,626
Income (loss) from continuing operations before tax	25,380	9,593	(38,636)	—	(3,663)

Total assets	1,350,262	325,242	223,055	(217,584)	1,680,975
Capital expenditures, excluding acquisitions	17,520	6,889	8,733	—	33,142
For the three months ended September 30, 2009:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
Revenues from external customers	$194,071	$21,278	$—	$—	$215,349
Intersegment revenues	—	2,014	—	(2,014)	—
Depreciation and amortization	28,757	7,578	2,345	—	38,680
Asset retirements and impairments	65,869	31,166	—	—	97,035
Operating (loss) income	(57,953)	(31,732)	(26,475)	—	(116,160)
Interest expense, net of amounts capitalized	(607)	(62)	9,806	—	9,137
Loss from continuing operations before tax	(58,889)	(31,487)	(36,455)	—	(126,831)

Total assets	1,155,860	252,483	648,956	(388,472)	1,668,827
Capital expenditures, excluding acquisitions	24,125	7,705	3,732	—	35,562

For the nine months ended September 30, 2010:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
Revenues from external customers	$701,025	$102,458	$—	$—	$803,483
Intersegment revenues	233	5,825	—	(6,058)	—
Depreciation and amortization	74,599	16,534	7,234	—	98,367
Operating income (loss)	56,882	15,494	(81,517)	—	(9,141)
Interest expense, net of amounts capitalized	(845)	(154)	32,613	—	31,614
Income (loss) from continuing operations before tax	57,947	15,046	(112,192)	—	(39,199)

Total assets	1,350,262	325,242	223,055	(217,584)	1,680,975
Capital expenditures, excluding acquisitions	48,742	29,898	22,425	—	101,065
For the nine months ended September 30, 2009:

		Production	Functional	Reconciling
	Well Servicing	Services	Support	Eliminations	Total
Revenues from external customers	$648,277	$69,782	$—	$—	$718,059
Intersegment revenues	6	3,910	—	(3,916)	—
Depreciation and amortization	88,009	19,956	6,720	—	114,685
Asset retirements and impairments	65,869	31,166	—	—	97,035
Operating loss	(1,416)	(38,888)	(80,263)	—	(120,567)
Interest expense, net of amounts capitalized	(1,494)	(390)	31,124	—	29,240
Loss from continuing operations before tax	(617)	(37,559)	(110,943)	—	(149,119)

Total assets	1,155,860	252,483	648,956	(388,472)	1,668,827
Capital expenditures, excluding acquisitions	56,709	36,532	9,730	—	102,971
     The following table presents information related to our operations on a geographical basis as of and for the three and nine month periods ended September 30, 2010 and 2009:

	U.S.	International	Eliminations	Total
	(in thousands)
As of and for the three months ended September 30, 2010

Revenue from external customers	$242,142	$41,597	$—	$283,739
Long-lived assets	1,158,994	106,679	—	1,265,673

As of and for the three months ended September 30, 2009

Revenue from external customers	$168,601	$46,748	$—	$215,349
Long-lived assets	1,240,845	131,940	(88,881)	1,283,904

As of and for the nine months ended September 30, 2010

Revenue from external customers	$662,671	$140,812	$—	$803,483
Long-lived assets	1,158,994	106,679	—	1,265,673

As of and for the nine months ended September 30, 2009

Revenue from external customers	$579,881	$138,178	$—	$718,059
Long-lived assets	1,240,845	131,940	(88,881)	1,283,904
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

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Assets:
Current assets	$19,232	$294,348	$101,722	$—	$415,302
Property and equipment, net	—	738,598	48,254	—	786,852
Goodwill	—	320,264	29,515	—	349,779
Deferred financing costs, net	8,460	—	—	—	8,460
Intercompany notes and accounts receivable and investment in subsidiaries	1,879,726	625,135	5,033	(2,509,894)	—
Other assets	4,818	36,218	12,282	—	53,318
Noncurrent assets held for sale	—	67,264	—	—	67,264

TOTAL ASSETS	$1,912,236	$2,081,827	$196,806	$(2,509,894)	$1,680,975

Liabilities and equity:
Current liabilities	16,356	151,385	49,278	—	217,019
Long-term debt and capital leases, less current portion	512,813	3,053	10	—	515,876
Intercompany notes and accounts payable	481,207	1,583,966	103,323	(2,168,496)	—
Deferred tax liabilities	153,037	—	(14,866)	—	138,171
Other long-term liabilities	1,398	61,085	—	—	62,483
Equity	747,425	282,338	59,061	(341,398)	747,426

TOTAL LIABILITIES AND EQUITY	$1,912,236	$2,081,827	$196,806	$(2,509,894)	$1,680,975

	December 31, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$72,021	$189,935	$122,018	$158	$384,132
Property and equipment, net	—	752,543	41,726	—	794,269
Goodwill	—	316,513	29,589	—	346,102
Deferred financing costs, net	10,421	—	—	—	10,421
Intercompany notes and accounts receivable and investment in subsidiaries	1,782,002	577,546	7,462	(2,367,010)	—
Other assets	4,033	40,198	14,916	—	59,147
Noncurrent assets held for sale	—	70,339	—	—	70,339

TOTAL ASSETS	$1,868,477	$1,947,074	$215,711	$(2,366,852)	$1,664,410

Liabilities and equity:
Current liabilities	$6,468	$145,040	$38,261	$—	$189,769
Long-term debt and capital leases, less current portion	512,812	11,105	32	—	523,949
Intercompany notes and accounts payable	451,361	1,487,950	87,568	(2,026,879)	—
Deferred tax liabilities	151,624	—	(4,644)	—	146,980
Other long-term liabilities	3,072	57,500	—	—	60,572
Equity	743,140	245,479	94,494	(339,973)	743,140

TOTAL LIABILITIES AND EQUITY	$1,868,477	$1,947,074	$215,711	$(2,366,852)	$1,664,410

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Revenues	$—	$253,076	$43,635	$(12,972)	$283,739

Costs and expenses:
Direct operating expense	—	162,640	45,546	(10,028)	198,158
Depreciation and amortization expense	—	30,315	2,250	—	32,565
General and administrative expense	337	41,178	6,677	(1,359)	46,833
Interest expense, net of amounts capitalized	11,361	(949)	214	—	10,626
Other, net	18	(1,348)	2,135	(1,585)	(780)

Total costs and expenses, net	11,716	231,836	56,822	(12,972)	287,402

(Loss) income from continuing operations before taxes	(11,716)	21,240	(13,187)	—	(3,663)
Income tax (expense) benefit	(12,031)	5,759	7,655	—	1,383

(Loss) income from continuing operations	(23,747)	26,999	(5,532)	—	(2,280)
Discontinued operations	—	8,283	—	—	8,283

Net (loss) income	(23,747)	35,282	(5,532)	—	6,003
Loss attributable to noncontrolling interest	—	—	769	—	769

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(23,747)	$35,282	$(4,763)	$—	$6,772

	Three Months Ended September 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Revenues	$—	$180,910	$47,960	$(13,521)	$215,349

Costs and expenses:
Direct operating expense	—	123,751	43,492	(10,799)	156,444
Depreciation and amortization expense	—	37,087	1,593	—	38,680
General and administrative expense	(891)	35,975	4,266	—	39,350
Asset retirements and impairments	—	97,035	—	—	97,035
Interest expense, net of amounts capitalized	10,367	(1,326)	96	—	9,137
Other, net	195	1,836	2,183	(2,680)	1,534

Total costs and expenses, net	9,671	294,358	51,630	(13,479)	342,180

(Loss) income from continuing operations before taxes	(9,671)	(113,448)	(3,670)	(42)	(126,831)
Income tax benefit (expense)	70,143	(25,438)	3,045	1	47,751

Income (loss) from continuing operations	60,472	(138,886)	(625)	(41)	(79,080)
Discontinued operations	—	(45,937)	—	—	(45,937)

Net income (loss)	60,472	(184,823)	(625)	(41)	(125,017)
Loss attributable to noncontrolling interest	—	—	75	—	75

INCOME (LOSS) ATTRIBUTABLE TO KEY	$60,472	$(184,823)	$(550)	$(41)	$(124,942)

	Nine Months Ended September 30, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Revenues	$—	$702,221	$144,187	$(42,925)	$803,483

Costs and expenses:
Direct operating expense	—	459,021	156,333	(31,823)	583,531
Depreciation and amortization expense	—	91,410	6,957	—	98,367
General and administrative expense	1,630	114,383	17,981	(3,268)	130,726
Interest expense, net of amounts capitalized	34,034	(2,659)	239	—	31,614
Other, net	(997)	(730)	8,005	(7,834)	(1,556)

Total costs and expenses, net	34,667	661,425	189,515	(42,925)	842,682

(Loss) income from continuing operations before taxes	(34,667)	40,796	(45,328)	—	(39,199)
Income tax (expense) benefit	(5,068)	11,287	8,760	—	14,979

(Loss) income from continuing operations	(39,735)	52,083	(36,568)	—	(24,220)
Discontinued operations	—	18,360	—	—	18,360

Net (loss) income	(39,735)	70,443	(36,568)	—	(5,860)
Net loss attributable to noncontrolling interest	—	—	2,816	—	2,816

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(39,735)	$70,443	$(33,752)	$—	$(3,044)

	Nine Months Ended September 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Revenues	$—	$609,167	$141,520	$(32,628)	$718,059

Costs and expenses:
Direct operating expense	—	409,243	112,532	(24,684)	497,091
Depreciation and amortization expense	—	110,091	4,594	—	114,685
General and administrative expense	58	116,593	13,136	28	129,815
Asset retirements and impairments	—	97,035	—	—	97,035
Interest expense, net of amounts capitalized	31,828	(2,738)	150	—	29,240
Other, net	551	224	7,504	(8,967)	(688)

Total costs and expenses, net	32,437	730,448	137,916	(33,623)	867,178

(Loss) income from continuing operations before taxes	(32,437)	(121,281)	3,604	995	(149,119)
Income tax benefit (expense)	83,815	(27,394)	(193)	—	56,228

Income (loss) from continuing operations	51,378	(148,675)	3,411	995	(92,891)
Discontinued operations	—	(49,695)	—	—	(49,695)

Net income (loss)	51,378	(198,370)	3,411	995	(142,586)
Net loss attributable to noncontrolling interest	—	—	75	—	75

INCOME (LOSS) ATTRIBUTABLE TO KEY	$51,378	$(198,370)	$3,486	$995	$(142,511)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$—	$98,362	$(7,935)	$—	$90,427

Cash flows from investing activities:
Capital expenditures	—	(100,620)	(445)	—	(101,065)
Intercompany notes and accounts	(165)	(5,034)	—	5,199	—
Other investing activities, net	165	20,502	—		20,667

Net cash (used in) provided by investing activities	—	(85,152)	(445)	5,199	(80,398)

Cash flows from financing activities:
Repayments of long-term debt	—	(6,970)	—	—	(6,970)
Repurchases of common stock	(2,357)	—	—	—	(2,357)
Intercompany notes and accounts	5,034	165	—	(5,199)	—
Other financing activities, net	(2,677)	—	—	—	(2,677)

Net cash used in financing activities	—	(6,805)	—	(5,199)	(12,004)

Effect of changes in exchange rates on cash	—	—	(1,366)	—	(1,366)

Net increase (decrease) in cash	—	6,405	(9,746)	—	(3,341)

Cash and cash equivalents at beginning of period	—	19,391	18,003	—	37,394

Cash and cash equivalents at end of period	$—	$25,796	$8,257	$—	$34,053

	Nine Months Ended September 30, 2009
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$—	$189,119	$8,462	$—	$197,581

Cash flows from investing activities:
Capital expenditures	—	(100,255)	(2,716)	—	(102,971)
Intercompany notes and accounts	82,389	(1,168)	(6,067)	(75,154)	—
Other investing activities, net	199	5,184	12,007	—	17,390

Net cash provided by (used in) investing activities	82,588	(96,239)	3,224	(75,154)	(85,581)

Cash flows from financing activities:
Repayment of long-term debt	(100,000)	—	—	—	(100,000)
Intercompany notes and accounts	16,468	(92,677)	1,055	75,154	—
Other financing activities, net	944	(10,044)	—	—	(9,100)

Net cash (used in) provided by financing activities	(82,588)	(102,721)	1,055	75,154	(109,100)

Effect of changes in exchange rates on cash	—	—	(2,508)	—	(2,508)

Net (decrease) increase in cash	—	(9,841)	10,233	—	392

Cash and cash equivalents at beginning of period	—	75,847	16,844	—	92,691

Cash and cash equivalents at end of period	$—	$66,006	$27,077	$—	$93,083

NOTE 16. DISCONTINUED OPERATIONS
     On October 1, 2010, we completed the sale of our pressure pumping and wireline businesses to Patterson-UTI. Management determined to sell these businesses because they were not aligned with our core business strategy of well intervention and international expansion. For the periods presented in this report, we show the assets being sold as assets held for sale on our consolidated balance sheets and the results of operations related to these businesses as discontinued operations for all periods presented. Prior to the sale, the businesses sold to Patterson-UTI were reported as part of our Production Services segment and were based entirely in the U.S. Because the agreed-upon purchase price for the businesses exceeded the carrying value of the assets being sold, we did not record a write-down on these assets on the date that they became classified as held for sale. The following tables present more detailed information about the assets held for sale as well as the results of operations for the businesses being sold in connection with this transaction:

	September 30,	December 31,
	2010	2009
	(in thousands)
Inventory	$9,251	$3,974

Current assets held for sale	9,251	3,974

Property and equipment, gross	83,416	80,456
Accumulated depreciation	(16,152)	(10,117)

Noncurrent assets held for sale	67,264	70,339

Net assets held for sale	$76,515	$74,313

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in thousands)
Revenues	$76,348	$22,322	$197,704	$93,059

Costs and expenses:
Direct operating expenses	59,111	23,457	154,369	83,890
Depreciation and amortization	—	5,797	6,758	17,739
General and administrative expenses	3,589	1,721	7,510	5,357
Asset retirements and impairments	—	62,767	—	62,767
Other, net	(150)	(45)	(337)	395

Total costs and expenses, net	62,550	93,697	168,300	170,148

Income (loss) before tax	13,798	(71,375)	29,404	(77,089)
Income tax (expense) benefit	(5,515)	25,438	(11,044)	27,394

Income (loss) from discontinued operations	$8,283	$(45,937)	$18,360	$(49,695)

     In connection with our closing of the Patterson-UTI transaction, we recorded pre-tax charges of $0.5 million in the third quarter of 2010 related to transaction costs. We also anticipate recording a pre-tax gain on the sale of these assets in the fourth quarter of 2010.
NOTE 17. SUBSEQUENT EVENTS
Sale of Pressure Pumping and Wireline Businesses
     On October 1, 2010, we closed the sale of our pressure pumping and wireline businesses to Patterson-UTI for cash consideration of $237.7 million and our retention of working capital associated with the businesses (subject to certain adjustments based on closing inventory).
Acquisition
     On October 1, 2010, we completed the purchase of 100% of the ownership interests in three of OFS ES’s subsidiaries, Davis Energy Services, LLC, QCP Energy Services, LLC and Swan Energy Services, LLC (and indirectly their related subsidiaries). In addition, we acquired certain incidental assets from OFS ES and its parent company, OFS Holdings, LLC, that are used in the purchased businesses, and we agreed to assume certain specified liabilities. We will account for this acquisition as a business combination. The results of operations for the acquired businesses will be included in our consolidated financial statements from the date of acquisition.
     The OFS ES subsidiaries are privately held oilfield services companies that provide well workover and stimulation services as well as nitrogen pumping, coiled tubing, fluid handling and wellsite construction and preparation services. In addition to complementing our existing rig and fluids management businesses, closing this transaction will result in Key having a total of 41 coiled tubing units, two-thirds of which are large diameter units. This will represent a total fleet increase of 78%.
     The total consideration for the acquisition was approximately 15.8 million shares of our common stock and a cash payment of $75.8 million, subject to certain working capital and other adjustments. We are required to register the shares of common stock issued in the transaction under the Securities Act of 1933, as amended, subject to certain conditions.
     The acquisition-date fair value of the consideration transferred totaled $229.7 million, which consisted of the following (in thousands):

Cash	$75,775
Key common stock	153,962

Total	$229,737

The fair value of the 15.8 million common shares issued was $9.74 per share based on the closing market price on the acquisition date (October 1, 2010).
     Transaction costs related to this acquisition were $0.6 million through September 30, 2010 and are included in general and administrative expense in the condensed consolidated statements of operations.
     We are in the process of obtaining third-party valuations of certain tangible and intangible assets. The closing of the transaction occurred on October 1, 2010, and as such no revenue or earnings have been included in the consolidated statements of operations through September 30, 2010. We have not disclosed pro forma earnings as these amounts would be calculated after applying our accounting policies and adjusting the results of the OFS ES entities for any fair value adjustments that may result from our third party valuation, which is not complete at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a complete range of well intervention services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to complete, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based services, fluid management services, pressure pumping services, coiled tubing services, fishing and rental services, and wireline services. On October 1, 2010, we completed the sale of our pressure pumping and wireline businesses to Patterson-UTI Energy (“Patterson-UTI”) which significantly reduced our involvement in these lines of business, specifically in the U.S. We operate in most major oil and natural gas producing regions of the United States as well as internationally in Latin America and the Russian Federation. We also own a technology development company based in Canada and have ownership interests in two oilfield service companies based in Canada.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 Annual Report”).
     Through September 30, 2010, we operated in two business segments, Well Servicing and Production Services. We also have a “Functional Support” segment associated with managing all of our reportable operating segments. See “Note 14. Segment Information” in “Item 1. Financial Statements” for a summary of our business segments.
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

		NYMEX Henry	Average Baker
	WTI Cushing Oil	Hub Natural Gas	Hughes U.S. Land
	(1)	(1)	Drilling Rigs (2)
2010:
First Quarter	$74.78	$5.14	1,354
Second Quarter	$74.79	$4.30	1,513
Third Quarter	$72.46	$4.30	1,626

2009:
First Quarter	$40.16	$4.60	1,344
Second Quarter	$55.84	$3.71	934
Third Quarter	$66.02	$3.17	970
Fourth Quarter	$71.67	$4.38	1,108

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com
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

We publicly release our monthly rig and trucking hours, and the following table presents our quarterly rig and trucking hours from 2009 through the third quarter of 2010:

	Rig Hours	Trucking Hours
2010:
First Quarter	485,183	459,292
Second Quarter	489,168	518,483
Third Quarter	503,890	559,181
2009:
First Quarter	489,819	499,247
Second Quarter	415,520	416,269
Third Quarter	416,810	398,027
Fourth Quarter	439,552	422,253

Total 2009	1,761,701	1,735,796
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended September 30, 2010
     Overall, market conditions during the third quarter of 2010 continued their recovery from the lows experienced in the second and third quarters of 2009. Within our U.S. well servicing business, our rig hours increased for the fifth consecutive quarter and our trucking hours increased for the fourth consecutive quarter. Although oil and natural gas prices have remained relatively flat over the last several quarters, we continued to see moderate pricing improvements for our rig-based services during the quarter, primarily for our larger equipment in selected oil and shale markets. Our fluid management business continued to expand during the quarter, with much of the increase located in the Bakken Shale.
     In our Production Services segment, our fishing and rental services business also improved during the quarter, with higher activity levels and revenues coming from equipment rentals. Our coiled tubing business, in which we have been investing heavily over the last twelve months, continued to expand during the quarter. Strong customer demand for new horizontal well completion has driven the activity increases. Our pressure pumping and wireline businesses, both of which were sold to Patterson-UTI on October 1, 2010, and which are presented as discontinued operations, contributed additional operating income during the third quarter as compared to the second quarter.
     Internationally, we continued our expansion strategy during the third quarter of 2010. We began operations in Colombia during the quarter under our first project award in this country. Additionally, we received an award for a 3-year, 2-rig commitment in Bahrain through our Middle East joint venture, although operations have not yet commenced. In Russia, activity levels increased during the quarter as our customers there resumed work, and several rigs that we sold to our joint venture earlier in 2010 became available for work during the quarter. In Argentina, activity levels improved moderately during the quarter, and we were able to secure some price increases in that country. In Mexico, third quarter activity continued to be negatively impacted by Petroleos Mexicanos’ (“Pemex”) budget cuts for 2010. A work stoppage in Mexico’s North Region during September negatively impacted utilization and profitability.
Market Outlook
     We expect trends of increased customer spending in the U.S. to continue through the end of 2010, offset by typical seasonality, such as reduced daylight, more holidays and weather. The fourth quarter of 2010 will also be a transition period as we integrate new businesses recently acquired and continue our expansion into new international markets. We believe that the recent strategic moves we have made domestically better position us to capture increased activity related to more complex horizontal drilling and completion techniques.

     As we enter new markets in Latin America and the Middle East, and with the commencement of operations for our new equipment in Russia, we believe our outlook for our international businesses is positive. We believe that additional international opportunities will arise to expand our footprint in large oil producing regions with mature fields facing production declines.
     On October 1, 2010, we closed the sale of our pressure pumping and wireline businesses to Patterson-UTI for cash consideration of $237.7 million and our retention of working capital associated with the businesses (subject to certain adjustments based on closing inventory). Management determined to sell these businesses because they were not aligned with our core business strategy of well intervention and international expansion.
     Also, on October 1, 2010, we completed the purchase of 100% of the ownership interests in three subsidiaries of OFS Energy Services, LLC (“OFS ES”): Davis Energy Services, LLC; QCP Energy Services; LLC and Swan Energy Services, LLC (and indirectly their related subsidiaries). In addition, we acquired certain incidental assets from OFS ES and its parent company, OFS Holdings, LLC, that are used in the purchased businesses and agreed to assume certain specified liabilities. The total consideration of $229.7 million consisted of 15.8 million shares of our common stock (valued at $9.74 per share, based on the closing price on October 1, 2010) and a cash payment of $75.8 million. The purchase price is subject to certain post closing working capital and other adjustments. We are required to register the shares of common stock issued in the transaction under the Securities Act of 1933, as amended, subject to certain conditions. We will account for this acquisition as a business combination. The results of operations for the acquired businesses will be included in our consolidated financial statements beginning October 1, 2010.
RESULTS OF OPERATIONS
     The following table shows our consolidated results of operations for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES	$283,739	$215,349	$803,483	$718,059

COSTS AND EXPENSES:
Direct operating expenses	198,158	156,444	583,531	497,091
Depreciation and amortization expense	32,565	38,680	98,367	114,685
General and administrative expenses	46,833	39,350	130,726	129,815
Asset retirements and impairments	—	97,035	—	97,035
Interest expense, net of amounts capitalized	10,626	9,137	31,614	29,240
Other, net	(780)	1,534	(1,556)	(688)

Total costs and expenses, net	287,402	342,180	842,682	867,178

Loss from continuing operations before tax	(3,663)	(126,831)	(39,199)	(149,119)
Income tax benefit	1,383	47,751	14,979	56,228

Loss from continuing operations	(2,280)	(79,080)	(24,220)	(92,891)
Income (loss) from discontinued operations, net of tax (expense) benefit of $(5,515), $25,438, $(11,044) and $27,394, respectively	8,283	(45,937)	18,360	(49,695)

Net income (loss)	6,003	(125,017)	(5,860)	(142,586)

Loss attributable to noncontrolling interest	769	75	2,816	75

INCOME (LOSS) ATTRIBUTABLE TO KEY	$6,772	$(124,942)	$(3,044)	$(142,511)

Consolidated Results of Operations — Three Months Ended September 30, 2010 and 2009
Revenues
     Our revenues for the three months ended September 30, 2010 increased $68.4 million, or 31.8%, to $283.7 million from $215.3 million for the three months ended September 30, 2009. See “Segment Operating Results — Three Months Ended September 30, 2010 and 2009” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses

     Our direct operating expenses increased $41.7 million to $198.2 million (69.8% of revenues) for the three months ended September 30, 2010, compared to $156.4 million (72.6% of revenues) for the three months ended September 30, 2009. The increase in direct operating expenses is directly attributable to increased activity.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $6.1 million to $32.6 million (11.5% of revenues) during the third quarter of 2010, compared to $38.7 million (18.0% of revenues) for the third quarter of 2009. The decrease in our depreciation and amortization expense is primarily attributable to the asset retirements and impairments we recognized during the third quarter of 2009, which decreased the basis of our depreciable fixed assets.
General and Administrative Expenses
     General and administrative expenses increased $7.5 million to $46.8 million (16.5% of revenues) for the three months ended September 30, 2010, compared to $39.4 million (18.3% of revenues) for the three months ended September 30, 2009. The increase in general and administrative expenses for the third quarter of 2010 was primarily due to higher stock-based compensation related to new equity awards and implementation costs for a new Enterprise Resource Planning (“ERP”) system conversion. Transaction costs incurred in the third quarter of 2010 related to our acquisition of OFS ES also contributed to the increase.
Interest Expense, Net of Amounts Capitalized
     Interest expense was $10.6 million (3.7% of revenues) for the three months ended September 30, 2010, an increase of $1.5 million, or 16.3%, compared to $9.1 million (4.2% of revenues) for the same period in 2009, due to higher interest rates on our borrowings under our amended revolving credit facility.
Other, net
     The following table summarizes the components of other, net for the periods indicated:

	Three Months Ended September 30,
	2010	2009
	(in thousands)
(Gain) loss on disposal of assets, net	$(146)	$1,942
Interest income	(5)	(42)
Foreign exchange loss (gain), net	30	(1,305)
Other (income) expense, net	(659)	939

Total	$(780)	$1,534

Income Tax Benefit
     We recorded an income tax benefit of $1.4 million on a pretax loss of $3.7 million in the third quarter of 2010, compared to an income tax benefit of $47.8 million on a pretax loss of $126.8 million in the third quarter of 2009. Our effective tax rate was 37.8% for the three months ended September 30, 2010, compared to 37.6% for the three months ended September 30, 2009. Our effective tax rates for the periods differ from the statutory rate of 35% due to numerous factors, including the mix of profit and loss between various taxing jurisdictions, such as foreign, state and local taxes, the impact of permanent items that affect book income but do not affect taxable income, and discrete adjustments such as accrual to return adjustments, changes in valuation allowances, and expenses or benefits recognized for uncertain tax positions.
Discontinued Operations
     We recorded net income from discontinued operations of $8.3 million for the three months ended September 30, 2010, compared to a net loss of $45.9 million for the three months ended September 30, 2009. The loss in 2009 mostly related to the asset impairment on our pressure pumping equipment recorded in the third quarter of 2009. Excluding the impairment, results of discontinued

operations improved in the third quarter of 2010 compared to the same period in 2009, for our fracturing and cementing services within our pressure pumping operations, including higher activity, expansion into new markets and improved pricing.
Noncontrolling Interest
     For the three months ended September 30, 2010, we recorded a benefit of $0.8 million, compared to a benefit of $0.1 million for the three months ended September 30, 2009, associated with the net loss incurred by our joint venture in the Russian Federation with OOO Geostream Services Group (“Geostream”). We own a 50% interest in Geostream and fully consolidate its results, with the noncontrolling interest representing the portion of Geostream’s net income or loss for the period that is attributable to Geostream’s other shareholder.
Segment Operating Results — Three Months Ended September 30, 2010 and 2009
     The following table shows operating results for each of our segments for the three month periods ended September 30, 2010 and 2009, respectively (in thousands, except for percentages):
For the three months ended September 30, 2010:

	Well	Production	Functional
	Servicing	Services	Support
Revenues from external customers	$244,288	$39,451	$—
Operating expenses	216,648	32,071	28,837
Net intersegment expense (income)	2,292	(2,280)	(12)
Operating income (loss)	25,348	9,660	(28,825)

For the three months ended September 30, 2009:

	Well	Production	Functional
	Servicing	Services	Support
Revenues from external customers	$194,071	$21,278	$—
Operating expenses	183,466	23,794	27,214
Asset retirements and impairments	65,869	31,166	—
Net intersegment expense (income)	2,689	(1,950)	(739)
Operating loss	(57,953)	(31,732)	(26,475)
Well Servicing
     Revenues from external customers for our Well Servicing segment increased $50.2 million, or 25.9%, to $244.3 million for the three months ended September 30, 2010, compared to $194.1 million for the three months ended September 30, 2009. The increase in revenues for this segment is due to an increase in U.S. market activity, which has improved quarter over quarter since June 2009. However, we have experienced declines in revenue in Mexico due to the expiration of one of our contracts with Pemex in March 2010 and also due to 2010 budget cuts by Pemex affecting our activity under our second contract.
     Operating expenses for our Well Servicing segment were $216.6 million during the three months ended September 30, 2010, an increase of $33.2 million, or 18.1%, compared to $183.5 million for the same period in 2009. The increase in operating expenses is attributable to increased activity during the period.
     During the three months ended September 30, 2009, we took out of service and retired a portion of our U.S. rig fleet and associated support equipment, resulting in the recording of a pre-tax asset retirement charge of approximately $65.9 million.

Production Services
     Revenues from external customers for our Production Services segment increased $18.2 million, or 85.4%, to $39.5 million for the three months ended September 30, 2010, compared to $21.3 million for the three months ended September 30, 2009. The increase in revenue for this segment is attributable to an increase in revenues from our fishing and rental operations, as well as expansion of our coiled tubing services along with improved pricing during the period.
     Operating expenses for our Production Services segment increased $8.3 million, or 34.8%, to $32.1 million for the third quarter of 2010, compared to $23.8 million for the third quarter of 2009. Operating expenses increased due to expenses associated with the expansion of our coiled tubing operations. However, increased activity and improved pricing contributed to better operating income (excluding impairment charges) as a percentage of revenue from external customers compared to the same period in 2009.
     During the three months ended September 30, 2009, due to market overcapacity, continued and prolonged depression of natural gas prices, decreased activity levels from our major customer base related to stimulation work and consecutive quarterly operating losses in our Production Services segment, we determined that events and changes in circumstances occurred indicating that the carrying value of the asset groups under this segment may not be recoverable. We performed an asset impairment test which resulted in the recording of a pre-tax impairment charge of approximately $30.7 million during the third quarter of 2009. In addition, we impaired $0.5 million of goodwill related to this segment.
Functional Support
     Operating expenses for Functional Support, which represent expenses associated with managing our other reportable operating segments, increased $1.6 million, or 6.0%, to $28.8 million (10.2% of consolidated revenues) for the three months ended September 30, 2010 compared to $27.2 million (12.6% of consolidated revenues) for the same period in 2009. The primary reason for the increase in costs is higher stock based compensation expense related to new equity awards and support costs related to our new ERP system during the third quarter of 2010. Transaction costs incurred in the third quarter of 2010 related to our acquisition of OFS ES also contributed to the increase.
Consolidated Results of Operations — Nine Months Ended September 30, 2010 and 2009
Revenues
     Our revenues for the nine months ended September 30, 2010 increased $85.4 million, or 11.9%, to $803.5 million from $718.1 million for the nine months ended September 30, 2009. See “Segment Operating Results — Nine Months Ended September 30, 2010 and 2009” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
     Our direct operating expenses increased $86.4 million to $583.5 million (72.6% of revenues) for the nine months ended September 30, 2010, compared to $497.1 million (69.2% of revenues) for the nine months ended September 30, 2009. The increase in direct operating expenses is directly attributable to increased activity during the period, higher repairs and maintenance expenses as we mobilized idle equipment in the first part of the year to support the increases in activity, expansion into new domestic and international markets, and increases in fuel costs due to higher fuel prices.
Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $16.3 million to $98.4 million (12.2% of revenues) during the first nine months of 2010, compared to $114.7 million (16.0% of revenues) for the first nine months of 2009. The decrease in our depreciation and amortization expense is attributable to the asset retirements and impairments we recognized during the third quarter of 2009, which decreased the basis of our depreciable fixed assets.
General and Administrative Expenses
     General and administrative expenses increased $0.9 million to $130.7 million (16.3% of revenues) for the nine months ended September 30, 2010, compared to $129.8 million (18.1% of revenues) for the nine months ended September 30, 2009. General and administrative expenses increased due to additional stock based compensation expense related to new equity awards in 2010 offset by less professional fees during 2010 related to our cost reduction efforts. Transaction costs incurred during 2010 related to our acquisition of OFS ES also contributed to the increase.
Interest Expense, Net of Amounts Capitalized
     Interest expense increased $2.4 million to $31.6 million (3.9% of revenues) for the nine months ended September 30, 2010, compared to $29.2 million (4.1% of revenues) for the same period in 2009, due to higher interest rates on our borrowings under our amended revolving credit facility, combined with lower capitalized interest due to lower capital expenditures related to the construction of equipment.
Other, net
     The following table summarizes the components of other, net for the periods indicated:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Loss on disposal of assets, net	$509	$566
Interest income	(41)	(459)
Foreign exchange gain, net	(479)	(1,358)
Other (income) expense, net	(1,545)	563

Total	$(1,556)	$(688)

Income Tax Benefit
     We recorded an income tax benefit of $15.0 million on a pretax loss of $39.2 million for the nine months ended September 30, 2010, compared to an income tax benefit of $56.2 million on a pretax loss of $149.1 million for the nine months ended September 30, 2009. Our effective tax rate was 38.2% for the nine months ended September 30, 2010, compared to 37.7% for the nine months ended September 30, 2009. Our effective tax rate for 2010 differs from the statutory rate of 35% due to the mix of profit and loss between various taxing jurisdictions, such as foreign, state and local taxes, the impact of permanent items that affect book income but do not affect taxable income, and discrete adjustments such as accrual to return adjustments, changes in valuation allowances, and expenses or benefits recognized for uncertain tax positions.
Discontinued Operations
     We recorded net income from discontinued operations of $18.4 million for the nine months ended September 30, 2010, compared to a net loss from discontinued operations of $49.7 million for the nine months ended September 30, 2009. The loss in 2009 mostly related to the asset impairment recorded on out pressure pumping equipment recorded in the third quarter of 2009. Excluding the impairment, results of discontinued operations improved in 2010, compared to the same period in 2009, for our fracturing and cementing services within our pressure pumping operations, due to higher activity, expansion into new markets and better pricing.
Noncontrolling Interest
     For the nine months ended September 30, 2010, we recorded a benefit of $2.8 million, compared to a benefit of $0.1 million for the nine months ended September 30, 2009, associated with the net loss incurred by our joint venture in the Russian Federation with Geostream.
Segment Operating Results — Nine Months Ended September 30, 2010 and 2009
     The following table shows operating results for each of our segments for the nine month periods ended September

30, 2010 and 2009, respectively (in thousands, except for percentages):
For the nine months ended September 30, 2010:

	Well	Production	Functional
	Servicing	Services	Support
Revenues from external customers	$701,025	$102,458	$—
Operating expenses	638,939	91,867	81,818
Net intersegment expense (income)	5,204	(4,903)	(301)
Operating income (loss)	56,882	15,494	(81,517)
For the nine months ended September 30, 2009:

	Well	Production	Functional
	Servicing	Services	Support
Revenues from external customers	$648,277	$69,782	$—
Operating expenses	579,989	81,193	80,409
Asset retirements and impairments	65,869	31,166	—
Net intersegment expense (income)	3,835	(3,689)	(146)
Operating loss	(1,416)	(38,888)	(80,263)
Well Servicing
     Revenues from external customers for our Well Servicing segment increased $52.7 million, or 8.1%, to $701.0 million for the nine months ended September 30, 2010, compared to $648.3 million for the nine months ended September 30, 2009. The overall increase in revenues resulted from sequential improvements in U.S. activity since June 2009, offset by lower revenues attributable to our operations in Mexico due to a decrease in activity of our work for Pemex.
     Operating expenses for our Well Servicing segment were $638.9 million during the nine months ended September 30, 2010, which represented an increase of $59.0 million, or 10.2%, compared to $580.0 million for the same period in 2009. The increase in operating expenses is attributable to higher activity levels in the U.S. and severance costs incurred in Mexico due to a decrease in activity of our work for Pemex.
Production Services
     Revenues for our Production Services segment increased $32.7 million, or 46.8%, to $102.5 million for the nine months ended September 30, 2010, compared to $69.8 million for the nine months ended September 30, 2009. The increase in revenue for this segment is attributable to an increase in revenues from our fishing and rental operations, as well as expansion of our coiled tubing services along with improved pricing during 2010.
     Operating expenses for our Production Services segment increased $10.7 million, or 13.1%, to $91.9 million for the first nine months of 2010, compared to $81.2 million for the first nine months of 2009. Operating expenses increased due to expenses associated with the expansion of our coiled tubing operations. However, increased activity and improved pricing contributed to better operating income (excluding the impairment charges) as a percentage of revenues from external customers compared to the same period in 2009.
Functional Support
     Operating expenses for Functional Support increased $1.4 million, or 1.8%, to $81.8 million (10.2% of consolidated revenues) for the nine months ended September 30, 2010 compared to $80.4 million (11.2% of consolidated revenues) for the same period in 2009. The primary reason for the increase in costs relates to higher equity compensation expense due to new equity awards and implementation costs for a new ERP system conversion during the second quarter of 2010 and overall increases in activity. Transaction costs incurred in 2010 related to our acquisition of OFS ES also contributed to the increase.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
     As of September 30, 2010, we had cash and cash equivalents of $34.1 million. Our working capital (excluding the current portion of capital leases, notes payable and long-term debt) was $202.7 million, compared to $204.5 million as of December 31, 2009. Our working capital decreased from prior year end primarily as a result of increased current liabilities due to activity increases associated with improving market conditions during the first nine months of 2010. Our total outstanding debt was $520.3 million, and we have no significant debt maturities until 2012. As of September 30, 2010, we had $87.8 million in borrowings and $58.8 million in committed letters of credit outstanding under our revolving credit facility, leaving $153.4 million of available borrowing capacity. On October 1, 2010 we borrowed $80.0 million under the credit facility to fund a portion of the purchase price of the OFS ES entities. Using a portion of the proceeds from the Patterson-UTI transaction, we subsequently repaid the entire balance of $167.8 million on October 4, 2010, bringing our total revolving facility borrowings outstanding to zero (see “Note 17. Subsequent Events” in “Item 1. Financial Statements").
Cash Flows
     The following table summarizes our cash flows for the nine month periods ended September 30, 2010 and 2009:

	Nine Months Ended September
	30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$90,427	$197,581
Cash paid for capital expenditures	(101,065)	(102,971)
Proceeds received from sale of fixed assets	20,502	5,184
Other investing activities, net	165	12,206
Repayments of capital lease obligations	(6,891)	(8,505)
Repayments on long-term debt	(6,970)	(1,539)
Net repayment on revolving credit facility	—	(100,000)
Repurchases of common stock	(2,357)	(248)
Other financing activities, net	4,214	1,192
Effect of exchange rates on cash	(1,366)	(2,508)

Net (decrease) increase in cash and cash equivalents	$(3,341)	$392

     During the nine months ended September 30, 2010, we generated cash flows from operating activities of $90.4 million, compared to $197.6 million for the nine months ended September 30, 2009. Operating cash inflows for 2010 primarily relate to the collection of accounts receivable and receipt of a $53.2 million federal income tax refund, partially offset by our net loss for the period, as well as by cash paid against accounts payable and other liabilities due to the increase in activity. Our operating cash flows declined from 2009 primarily as a result of the increase in our net working capital compared to the end of the third quarter of 2009. This was primarily driven by an increase in and timing of the collection of our accounts receivable, as a result of higher revenues during the nine months ended September 30, 2010, compared to the same period in 2009.
     Cash used in investing activities was $80.4 million and $85.6 million for the nine months ended September 30, 2010 and 2009, respectively, consisting primarily of capital expenditures. Partially offsetting the cash used for capital expenditures was the receipt of $17.9 million related to the sale of six barge rigs and related equipment during the second quarter of 2010.

     Cash used in financing activities was $12.0 million during the nine months ended September 30, 2010 and $109.1 million for the nine months ended September 30, 2009. Financing cash outflows during the first nine months of 2010 primarily consisted of repayments on capital lease obligations, and the repayment of the $6.0 million outstanding principal balance of a related party note and repurchases of common stock related to tax withholding on vesting restricted stock awards. These outflows were partially offset by the proceeds we received from the exercise of stock options.
Sources of Liquidity and Capital Resources
     Our sources of liquidity include our current cash and cash equivalents, availability under our Senior Secured Credit Facility (defined below), and internally generated cash flows from operations. We received net cash proceeds of $237.7 million as a result of the Patterson-UTI transaction. We subsequently used $75.8 million to complete the purchase of the OFS ES entities. In addition, we paid off the outstanding revolver balance of $87.8 million as of September 30, 2010. These transactions resulted in a net pre-tax cash inflow of $74.1 million.
Debt Service
     We do not have any significant maturities of debt until 2012. Interest on our Senior Notes (defined below) is due on June 1 and December 1 of each year. Interest on the Senior Notes of $17.8 million was paid on June 1, 2010 and is estimated to be $17.8 million for December 1, 2010. We expect to fund interest payments from cash generated by operations. At September 30, 2010, our annual debt maturities for our Senior Notes and borrowings under our Senior Secured Credit Facility are as follows:

Principal Payments
(in thousands)
Remainder of 2010	$—
2011	—
2012	87,813
2013	—
2014	425,000

Total principal payments	$512,813

     As discussed above, we repaid the outstanding principal balance on our revolving credit facility in early October 2010 with a portion of the proceeds from the sale of our pressure pumping and wireline businesses.
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
     These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our Senior Secured Credit Facility. In addition, substantially all of the covenants will terminate before the Senior Notes mature if one of two specified ratings agencies assigns the Senior Notes an investment grade rating in the future and no events of default exist under the indenture governing the Senior Notes. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the Senior Notes later falls below an investment grade rating. As of September 30, 2010, the Senior Notes were below investment grade and have never been assigned an investment grade rating, and we were in compliance with all the covenants under the Senior Notes.
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
          The Senior Secured Credit Facility contains certain financial covenants, which, among other things, require us to maintain certain financial ratios and limit our annual capital expenditures. In addition to covenants that impose restrictions on our ability to repurchase shares, have assets owned by domestic subsidiaries located outside the United States and other such limitations, the amended Senior Secured Credit Facility also requires:
•	that our consolidated funded indebtedness be no greater than 45% of our adjusted total capitalization;

•	that our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the Senior Secured Credit Facility, “EBITDA”) be no greater than (i) 2.50 to 1.00 for the fiscal quarter ended March 31, 2010 through and including the fiscal quarter ending December 31, 2010 and, (ii) thereafter, 2.00 to 1.00;

•	that we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least the following amounts during each corresponding period:

through the fiscal quarter ending September 30, 2010	2.00 to 1.00

for the fiscal quarter ending December 31, 2010	2.50 to 1.00

thereafter	3.00 to 1.00;
•	that we limit our capital expenditures (not including any made by foreign subsidiaries that are not wholly-owned) to (i) $120.0 million during each fiscal year if our consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 3.50 to 1.00; or (ii) $250.0 million if our consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is equal to or less than 3.50 to 1.00, subject to certain adjustments;

•	that we only make acquisitions that either (i) are completed for equity consideration, without regard to leverage, or (ii) are completed for cash consideration, but only (A) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is 2.75 to 1.00 or less, (x) there is an aggregate amount of $25.0 million in unused credit commitments under the facility and (y) we are in pro forma compliance with the financial covenants contained in the credit agreement; and (B) if the consolidated leverage ratio of total funded debt to trailing four quarters EBITDA is greater than 2.75 to 1.00, in addition to the requirements in sub clauses (x) and (y) in clause (A) above, the cash amount paid with respect to acquisitions is limited to $25.0 million per fiscal year (subject to potential increase using amounts then available for capital expenditures and any net cash proceeds we receive after October 27, 2009 in connection with the issuance or sale of equity interests or the incurrence or issuance of certain unsecured debt securities that are identified as being used for such purpose); and

•	that we limit our investment in foreign subsidiaries (including by way of loans made by us and our domestic subsidiaries to foreign subsidiaries and guarantees made by us and our domestic subsidiaries of debt of foreign subsidiaries) to $75.0 million during any fiscal year or an aggregate amount after October 27, 2009 equal to (i) the greater of $200.0 million or 25% of our consolidated net worth, plus (ii) any net cash proceeds we receive after October 27, 2009, in connection with the issuance or sale of equity interests or the incurrence of certain unsecured debt securities that are identified as being used for such purpose.
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
     We may prepay the Senior Secured Credit Facility in whole or in part at any time without premium or penalty, subject to our obligation to reimburse the lenders for breakage and redeployment costs. The highest amount outstanding under the credit facility during the quarter was $87.8 million. On October 1, 2010 we borrowed $80.0 million against the credit facility to facilitate the purchase of the OFS ES entities (see “Note 17. Subsequent Events” in “Item 1. Financial Statements”) which brought our total borrowings outstanding under the revolver to $167.8 million. Using a portion of the proceeds from the Patterson-UTI transaction, we subsequently repaid the entire balance on October 4, 2010, bringing our total revolving facility borrowings outstanding to zero (see “Note 17. Subsequent Events” in “Item 1. Financial Statements”). We were in compliance with the covenants of the Senior Secured Credit Facility at September 30, 2010.
Related Party Notes Payable
     Concurrently with the sale of six barge rigs and related equipment in May 2010, we repaid the remaining $6.0 million outstanding under a note payable to a related party. This was the second of two notes payable with related parties (each, a “Related Party Note”) entered into on October 25, 2007. The first Related Party Note was an unsecured note in the amount of $12.5 million, and was repaid on October 25, 2009. The second Related Party Note was an unsecured note in the amount of $10.0 million and was payable in annual installments of $2.0 million.
Capital Lease Agreements
     We lease equipment such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As discussed in “Note 6. Long-Term Debt” in “Item 1. Financial Statements”, during the third quarter of 2010, we repaid $1.3 million of outstanding capital leases in connection with the Patterson — UTI transaction. As of September 30, 2010, there was $7.5 million outstanding under such equipment leases.
Off-Balance Sheet Arrangements
     At September 30, 2010, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
     We believe that our internally generated cash flows from operations, net cash inflows from the purchase and sale transactions occurring on October 1, 2010, and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our Senior Secured Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our Senior Secured Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
     During the nine months ended September 30, 2010, our capital expenditures totaled $101.1 million, primarily related to the purchase of coiled tubing units, the addition of larger well service rigs, major maintenance of our existing fleet and equipment, and capitalized costs associated with our new ERP system. Our capital expenditures program is expected to total approximately $190.0 million during 2010, with capital expenditures during the remainder of the year focusing mainly on the maintenance of our fleet and selected growth opportunities in the U.S. market, as well as customer driven requirements. This projected capital expenditure amount does not include the acquisition of certain subsidiaries of OFS ES accounted for as a business combination or other potential growth opportunities related to strategic investments and acquisitions that may be in preliminary stages or unplanned at this point. Our remaining capital expenditure program for 2010 is subject to market conditions, including activity levels, commodity prices, and industry capacity. We currently anticipate funding our remaining 2010 capital expenditures through a combination of cash on hand, operating cash flow, net cash inflows from the transactions completed in October 2010, or borrowings under our Senior Secured Credit Facility.
Divestitures and Acquisitions
     On October 1, 2010, we closed the sale of our pressure pumping and wireline businesses to Patterson-UTI for cash consideration of $237.7 million and our retention of working capital associated with the businesses (subject to certain adjustments based on closing inventory).
     On October 1, 2010, we completed the purchase of 100% of the ownership interests in three of OFS ES’s subsidiaries (and indirectly their related subsidiaries). In addition, we acquired certain incidental assets from OFS ES and its parent company, OFS Holdings, LLC, that are used in the purchased businesses, and we agreed to assume certain specified liabilities. The total consideration consisted of approximately 15.8 million shares of our common stock (which had a closing price of $9.74 on October 1, 2010) and a cash payment of $75.8 million. The purchase price is subject to certain post closing working capital and other adjustments, and was funded by cash on hand and borrowings on our Senior Secured Credit Facility.
     We used a portion of the net proceeds from the Patterson-UTI transaction to pay down the outstanding balance on the revolving portion of our Senior Secured Credit Facility, with the remainder being available for use for general corporate purposes.
     The cash flows from the businesses being sold have not been separately identified in our consolidated statements of cash flows for the nine month periods ended September 30, 2010 and 2009. We believe that the reduction in cash flows expected after the closing of the Patterson-UTI transaction will not have a material adverse impact on our liquidity or our ability to fund future operations and capital expenditures. We expect that the proceeds and investment of proceeds from the Patterson-UTI transaction, as well as anticipated cash flows from the OFS ES businesses, will have offset such reduction. Additionally, as we used a portion of the net proceeds from the divestiture to pay down the outstanding balance on our Senior Secured Credit Facility, we expect to improve our liquidity by reducing our leverage and required interest payments. As such, we believe that the sale of our pressure pumping and wireline businesses will not have a significant adverse impact on our near-term liquidity or cash flows.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the third quarter of 2010 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
     We implemented a new Enterprise Resource Planning (“ERP”) system on May 1, 2010. This implementation resulted in certain changes to business processes and internal controls beginning in the second quarter that impacted financial reporting. However, we continue to perform a significant portion of controls that follow our previously tested control structure. We believe that the new ERP system and related changes to internal controls will enhance our internal controls over financial reporting. We have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting subsequent to the system implementation and will continue to evaluate the operating effectiveness of related controls during subsequent periods.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Our former general counsel, Jack D. Loftis, Jr., filed a lawsuit against us in the U.S. District Court, District of New Jersey, on April 21, 2006, in which he alleged a “whistle-blower” claim under the Sarbanes-Oxley Act, breach of contract, breach of duties of good faith and fair dealing, breach of fiduciary duty and wrongful termination. Following the transfer of the case to the District of Pennsylvania, on August 17, 2007, we filed counterclaims against Mr. Loftis alleging attorney malpractice, breach of contract and breach of fiduciary duties. In our counterclaims, we sought repayment of all severance paid to Mr. Loftis (approximately $0.8 million) plus benefits paid during the period July 8, 2004 to September 21, 2004, and damages relating to the allegations of malpractice and breach of fiduciary duties. During the third quarter, on September 2, 2010, we reached a settlement with Mr. Loftis regarding the alleged claims, and recorded an additional charge related to the settlement, having initially recorded a liability for this matter in the fourth quarter of 2008. Additionally, we are involved in various suits and claims that have arisen in the ordinary course of business. We do not believe that the disposition of any of these items will result in a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
We have sold our pressure pumping and wireline businesses, which poses certain risks.
     On October 1, 2010, we completed the sale of our pressure pumping and wireline businesses. Divestitures of businesses involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, a decrease in revenues and earnings associated with the divested businesses, and the possible disruption of operations in both the affected and retained businesses. In addition, divestitures may involve significant post-closing separation activities, including the expenditure of significant financial and employee resources.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended September 30, 2010, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

Approximate
			Total Number of	Dollar Amount of
			Shares Purchased	Shares that may
		Weighted	as Part of Publicly	yet be Purchased
	Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased (1)	Paid per Share (2)	or Programs	or Programs
July 1, 2010 to July 31, 2010	—	$—	—	—
August 1, 2010 to August 31, 2010	25,327	8.45	—	—
September 1, 2010 to September 30, 2010	—	—	—	—

Total	25,327	$8.45	—	—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the New York Stock Exchange on the vesting date for awards granted under the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan and the previous business day for awards granted under the Key Energy Group, Inc. 1997 Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 001-08038.)

4.5	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.1	Asset Purchase Agreement, dated as of July 2, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 6, 2010, File No. 001-08038.)

10.2*	Amending Letter Agreement, dated September 1, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc.

10.3*	Amending Letter Agreement, dated October 1, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc.

10.4	Purchase and Sale Agreement, dated as of July 23, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

10.5	Amendment No. 1 to Purchase and Sale Agreements, dated as of August 27, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

10.6	Amendment No. 2 to Purchase and Sale Agreements, dated as of September 30, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)
By:	/s/ Richard J. Alario
Richard J. Alario
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2010

EXHIBITS INDEX
3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., the subsidiary guarantors of the Company party thereto, and Lehman Brothers Inc., Banc of America Securities LLC and Morgan Stanley & Co. Incorporated, as representatives of the several initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.4	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, File No. 001-08038.)

4.5	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.1	Asset Purchase Agreement, dated as of July 2, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 6, 2010, File No. 001-08038.)

10.2*	Amending Letter Agreement, dated September 1, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc.

10.3*	Amending Letter Agreement, dated October 1, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc.

10.4	Purchase and Sale Agreement, dated as of July 23, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

10.5	Amendment No. 1 to Purchase and Sale Agreements, dated as of August 27, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.2 of our Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

10.6	Amendment No. 2 to Purchase and Sale Agreements, dated as of September 30, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.3 of our Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith

2