Form 10-Q
period 2011-03-31
KEY ENERGY SERVICES INC
filed 2011-05-06
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

Large accelerated filer ☑	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of April 29, 2011, the number of outstanding shares of common stock of the registrant was 142,753,498.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly-owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “predicts,” “expects,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
     We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,184	$56,628
Accounts receivable, net of allowance for doubtful accounts of $7,939 and $7,791, respectively	311,644	261,818
Inventories	29,991	23,516
Other current assets	73,778	72,058

Total current assets	428,597	414,020

Property and equipment	1,924,778	1,832,443
Accumulated depreciation	(928,200)	(895,699)

Property and equipment, net	996,578	936,744

Goodwill	460,177	447,609
Other intangible assets, net	53,971	58,151
Deferred financing costs, net	14,558	7,806
Equity method investments	7,012	5,940
Other non-current assets	26,486	22,666

TOTAL ASSETS	$1,987,379	$1,892,936

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,596	$56,310
Other current liabilities	146,750	221,346
Current portion of capital leases	3,438	3,979

Total current liabilities	219,784	281,635

Capital leases and long-term debt	580,127	427,121
Other non-current liabilities	216,590	202,377

Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 142,699,781 and 141,656,426 shares issued and outstanding	14,270	14,166
Additional paid-in capital	781,377	775,601
Accumulated other comprehensive loss	(52,009)	(51,334)
Retained earnings	192,518	210,653

Total equity attributable to Key	936,156	949,086
Noncontrolling interest	34,722	32,717

Total equity	970,878	981,803

TOTAL LIABILITIES AND EQUITY	$1,987,379	$1,892,936

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
REVENUES	$390,984	$251,959
COSTS AND EXPENSES:
Direct operating expenses	271,800	189,202
Depreciation and amortization expense	39,923	33,324
General and administrative expenses	52,779	39,028
Loss on early extinguishment of debt	46,451	—
Interest expense, net of amounts capitalized	10,311	10,259
Other, net	(2,385)	(1,243)

Total costs and expenses, net	418,879	270,570

Loss from continuing operations before tax	(27,895)	(18,611)
Income tax benefit	9,183	7,709

Loss from continuing operations	(18,712)	(10,902)
Income from discontinued operations, net of tax benefit (expense) of $0 and $(1,217), respectively	—	1,895

Net loss	(18,712)	(9,007)

Loss attributable to noncontrolling interest	(577)	(1,427)

LOSS ATTRIBUTABLE TO KEY	$(18,135)	$(7,580)

Basic and diluted (loss) earnings per share attributable to Key:
Loss per share from continuing operations attributable to Key	$(0.13)	$(0.08)
Earnings per share from discontinued operations attributable to Key	$—	$0.02

Loss per share attributable to Key	$(0.13)	$(0.06)

Loss from continuing operations attributable to Key:
Loss from continuing operations	$(18,712)	$(10,902)
Loss attributable to noncontrolling interest	(577)	(1,427)

Loss from continuing operations attributable to Key	$(18,135)	$(9,475)

Weighted average shares outstanding:
Basic and diluted	142,206	124,952
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
LOSS FROM CONTINUING OPERATIONS	$(18,712)	$(10,902)

Other comprehensive income, net of tax:
Foreign currency translation gain	1,907	194

Total other comprehensive income, net of tax	1,907	194

COMPREHENSIVE LOSS FROM CONTINUING OPERATIONS, NET OF TAX	(16,805)	(10,708)

Comprehensive income from discontinued operations	—	1,895

COMPREHENSIVE LOSS	(16,805)	(8,813)

Comprehensive (income) loss attributable to noncontrolling interest	(2,005)	1,444

COMPREHENSIVE LOSS ATTRIBUTABLE TO KEY	$(18,810)	$(7,369)

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(18,712)	$(9,007)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	39,923	36,703
Bad debt expense	843	(32)
Accretion of asset retirement obligations	143	128
Income from equity method investments	(838)	(577)
Loss on early extinguishment of debt	46,451	—
Amortization of deferred financing costs and discount	465	662
Deferred income tax expense (benefit)	5,972	(4,579)
Capitalized interest	(626)	(952)
(Gain) loss on disposal of assets, net	(669)	335
Share-based compensation	3,950	2,679
Excess tax benefits from share-based compensation	(3,968)	—
Changes in working capital:
Accounts receivable	(49,842)	(38,040)
Other current assets	(7,416)	55,132
Accounts payable and accrued liabilities	(52,975)	21,972
Share-based compensation liability awards	104	438
Other assets and liabilities	(2,719)	892

Net cash (used in) provided by operating activities	(39,914)	65,754

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(107,439)	(32,415)
Proceeds from sale of fixed assets	5,201	1,006
Dividend from equity method investments	—	165

Net cash used in investing activities	(102,238)	(31,244)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	(460,509)	(513)
Proceeds from long-term debt	475,000	—
Repayments of capital lease obligations	(1,120)	(2,077)
Proceeds from borrowings on revolving credit facility	126,000	30,000
Repayments on revolving credit facility	(26,000)	(30,000)
Payment of deferred financing costs	(14,640)	—
Repurchases of common stock	(4,784)	(2,180)
Proceeds from exercise of stock options	2,747	1,600
Excess tax benefits from share-based compensation	3,968	—

Net cash provided by (used in) financing activities	100,662	(3,170)

Effect of changes in exchange rates on cash	(1,954)	(1,920)

Net (decrease) increase in cash and cash equivalents	(43,444)	29,420

Cash and cash equivalents, beginning of period	56,628	37,394

Cash and cash equivalents, end of period	$13,184	$66,814

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
     Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. In addition, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations based in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development group based in Canada and at March 31, 2011 we had ownership interests in two oilfield service companies based in Canada. We sold our ownership interest in one of the Canadian oilfield service companies in April 2011.
     The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2010 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2010 Form 10-K.
     Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. We revised our reportable business segments effective in the first quarter of 2011, and in connection with the revision, have restated the corresponding items of segment information for all periods presented. The new operating segments are U.S. and International. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Our fluid management services, fishing and rental services, intervention services and domestic rig services businesses are aggregated within our U.S. segment. Our international rig services business and our Canadian technology development group are now aggregated within our International segment. These changes reflect our current operating focus in compliance with Accounting Standards Codification (“ASC”) No. 280, Segment Reporting (“ASC 280”). See “Note 15. Segment Information” for a full description of our segment realignment. Also, as a result of the sale of our pressure pumping and wireline businesses in 2010, we now show the results of operations of these businesses as discontinued operations for all periods presented. These presentation changes did not impact our consolidated net income, earnings per share, total current assets, total assets or total stockholders’ equity.
     The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
     We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q for possible disclosure as a subsequent event. Management monitored for subsequent events through the date these financial statements were available to be issued. Subsequent events that were identified by management as requiring disclosure are described in “Note 19. Subsequent Event”.
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
     There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2010 Form 10-K.
New Accounting Standards Adopted in this Report
     ASU 2009-13. In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under prior guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on VSOE if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. We adopted the provisions of ASU 2009-13 on January 1, 2011 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
     ASU 2009-14. In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 was issued to address concerns relating to the accounting for revenue arrangements that contain tangible products and software that is “more than incidental” to the product as a whole. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to exclude those where the software components are essential to the tangible products’ core functionality. In addition, ASU 2009-14 also requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance, and provides guidance on how to determine which software, if any, relating to tangible products is considered essential to the tangible products’ functionality and should be excluded from the scope of software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that contains tangible products and software that is not essential to the product’s functionality. ASU 2009-14 was issued concurrently with ASU 2009-13 and also requires entities to provide the disclosures required by ASU 2009-13 that are included within the scope of ASU 2009-14. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities may also elect, but are not required, to adopt ASU 2009-14 retrospectively to prior periods, and must adopt ASU 2009-14 in the same period and using the same transition methods that it uses to adopt ASU 2009-13. We adopted the provisions of ASU 2009-14 on January 1, 2011 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
     ASU 2010-13. In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. We adopted the provisions of ASU 2010-13 on January 1, 2011 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
     ASU 2010-28. In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted the provisions of ASU 2010-28 on January 1, 2011 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.
     ASU 2010-29. In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the provisions of ASU 2010-29 on January 1, 2011 and the adoption of this standard may result in additional disclosures related to future acquisitions, but it will not have a material impact on our financial position, results of operations, or cash flows.
Accounting Standards Not Yet Adopted in this Report
     There were no new accounting standards that had not been adopted in this report.
NOTE 3. ACQUISITIONS
2011 Acquisitions
     Equity Energy Company (“EEC”). In January 2011, we acquired 10 saltwater disposal ("SWD") wells from Equity Energy Company for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.
2010 Acquisitions
     OFS Energy Services, LLC (“OFS”). In October 2010, we acquired certain subsidiaries, together with associated assets, owned by OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. The total consideration for the acquisition was 15.8 million shares of our common stock and a cash payment of $75.8 million subject to certain working capital and other adjustments at closing. We accounted for this acquisition as a business combination. The results of operations for the acquired businesses have been included in our consolidated financial statements since the date of acquisition. Our third-party valuation of certain tangible and intangible assets was not finalized as of December 31, 2010.
     The acquisition-date fair value of the consideration transferred totaled $229.7 million which consisted of the following (in thousands):

Cash	$75,775
Key common stock	153,963

Total	$229,738

     The following table summarizes the changes in the estimated fair values of the assets acquired and liabilities assumed through March 31, 2011. We are still in the process of finalizing third-party valuations of the tangible and certain intangible assets; thus, the provisional measurements of tangible assets, intangible assets, goodwill and deferred income tax assets are preliminary and subject to change.

	March 31, 2011	December 31, 2010
	(in thousands)
At October 1, 2010:
Cash and cash equivalents	$539	$539
Accounts receivable	23,386	23,384
Other current assets	1,372	1,372
Property and equipment	101,734	108,152
Intangible assets	17,696	20,988
Deferred tax asset	1,851	1,851

Total identifiable assets acquired	146,578	156,286

Current liabilities	18,881	18,498
Other liabilities	707	1,134

Total liabilities assumed	19,588	19,632

Net identifiable assets acquired	126,990	136,654

Goodwill	102,748	93,084

Net assets acquired	$229,738	$229,738

     Of the $17.7 million of acquired intangible assets, $16.7 million was preliminarily assigned to customer relationships that will be amortized as the value of the relationships are realized using rates of 30.0%, 21.0%, 14.7%, 10.3%, 7.2%, 5.0% and 3.6% through 2017. The remaining $1.0 million of acquired intangible assets was assigned to non-compete agreements that will be amortized on a straight-line basis over 18 months. As noted above, the fair value of the acquired identifiable intangible assets is preliminary pending receipt of the final valuation for these assets. All of the goodwill acquired has been assigned to our U.S. reportable segment.
     Five J.A.B., Inc. and Affiliates, (“5 JAB”). In November 2010, we acquired 13 rigs and associated equipment from 5 JAB for cash consideration of approximately $14.6 million. We initially accounted for this transaction as an asset acquisition. However, after preparing the preliminary valuation, we determined this transaction should be accounted for as a business combination. The following table summarizes the changes in the estimated fair values of the assets acquired through March 31, 2011. We are in the process of finalizing third-party valuations of the property and equipment and intangible assets acquired; thus, the provisional measurements of fixed assets, intangible assets and goodwill are preliminary and subject to change.

	March 31, 2011	December 31, 2010
	(in thousands)
At November 15, 2010:
Property and equipment	$9,560	$14,583
Intangible assets	2,512	—

Total identifiable assets acquired	12,072	14,583

Total liabilities assumed	—	—

Net identifiable assets acquired	12,072	14,583

Goodwill	2,511	—

Net assets acquired	$14,583	$14,583

     Enhanced Oilfield Technologies, LLC (“EOT”). In December 2010, we acquired 100% of the equity interests in EOT, a privately-held oilfield technology company for a cash payment of $11.7 million. We accounted for this acquisition as a business combination. The acquired business was still in the developmental stage at the time of acquisition and continues to be in the developmental stage. Since December 31, 2010, there have been no changes in the estimated fair values of the assets acquired. We are in the process of finalizing third-party valuations of the intangible assets acquired; thus, the provisional measurements of intangible assets and goodwill are preliminary and subject to change.
NOTE 4. OTHER BALANCE SHEET INFORMATION
     The table below presents comparative detailed information about other current assets at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)
Other Current Assets:
Deferred tax assets	$32,926	$32,046
Prepaid current assets	17,596	20,478
Income tax refund receivable	356	847
Reinsurance receivable	7,320	6,827
Other	15,580	11,860

Total	$73,778	$72,058

The table below presents comparative detailed information about other current liabilities at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)
Other Current Liabilities:
Accrued payroll, taxes and employee benefits	$49,071	$35,453
Accrued operating expenditures	41,200	39,399
Income, sales, use and other taxes	9,326	93,820
Self-insurance reserve	30,526	30,195
Accrued interest	2,541	4,097
Insurance premium financing	4,641	7,443
Unsettled legal claims	2,651	3,768
Share-based compensation liabilities	1,745	1,146
Other	5,049	6,025

Total	$146,750	$221,346

The table below presents comparative detailed information about other noncurrent assets at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(in thousands)
Other Noncurrent Assets:
Deposits	$1,580	$1,478
Reinsurance receivable	8,152	7,650
Other	16,754	13,538

Total	$26,486	$22,666

     The table below presents comparative detailed information about other noncurrent liabilities at March 31, 2011 and December 31, 2010:

		December 31,
	March 31, 2011	2010
	(in thousands)
Other Noncurrent Liabilities:
Deferred tax liabilities	$156,393	$144,309
Accrued insurance costs	30,135	30,110
Asset retirement obligations	11,761	11,003
Environmental liabilities	5,745	4,011
Income, sales, use and other taxes	8,889	8,398
Accrued rent	1,889	1,998
Share-based compensation liabilities	506	1,106
Other	1,272	1,442

Total	$216,590	$202,377

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
     We revised our reportable business segments effective in the first quarter of 2011, and accordingly, have restated goodwill by segment as of December 31, 2010. The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	U.S.	International	Total
		(in thousands)
December 31, 2010	$418,047	$29,562	$447,609
Purchase price and other adjustments, net	10,811	—	10,811
Impact of foreign currency translation	—	1,757	1,757

March 31, 2011	$428,858	$31,319	$460,177

     The components of our other intangible assets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)
Non-compete agreements:
Gross carrying value	$15,058	$15,058
Accumulated amortization	(9,232)	(8,224)

Net carrying value	$5,826	$6,834

Patents, trademarks and tradename:
Gross carrying value	$18,118	$17,461
Accumulated amortization	(965)	(927)

Net carrying value	$17,153	$16,534

Customer relationships and contracts:
Gross carrying value	$60,756	$60,057
Accumulated amortization	(30,327)	(26,059)

Net carrying value	$30,429	$33,998

Developed technology:
Gross carrying value	$3,014	$3,106
Accumulated amortization	(2,536)	(2,476)

Net carrying value	$478	$630

Customer backlog:
Gross carrying value	$739	$762
Accumulated amortization	(654)	(607)

Net carrying value	$85	$155

     The changes in the carrying amount of other intangible assets are as follows (in thousands):

December 31, 2010	$58,151
Additions	—
Purchase price adjustments	(781)
Amortization expense	(4,183)
Impact of foreign currency translation	784

March 31, 2011	$53,971

     The weighted average remaining amortization periods and expected amortization expense for the next five years for our intangible assets are as follows:

	Weighted
	average remaining
	amortization	Expected Amortization Expense
	period (years)	2011	2012	2013	2014	2015
			(in thousands)
Non-compete agreements	2.0	$2,484	$2,597	$406	$339	$—
Patents, trademarks and tradename	17.9	644	537	481	416	405
Customer relationships and contracts	7.0	11,156	6,818	4,907	3,491	2,490
Developed technology	0.4	478	—	—	—	—
Customer backlog	0.4	85	—	—	—	—

Total intangible asset amortization expense		$14,847	$9,952	$5,794	$4,246	$2,895

     Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are subject to purchase accounting adjustments. Purchase accounting adjustments in 2011 relate to reduction of fixed assets and intangibles acquired from OFS Energy Services, LLC (“OFS”) in 2010, and the addition of goodwill and intangibles related to the acquisition of assets from 5 JAB. Amortization expense for our intangible assets was $4.2 million and $2.8 million for the three months ended March 31, 2011 and 2010, respectively.
NOTE 6. EQUITY METHOD INVESTMENTS
IROC Energy Services Corp.
     As of March 31, 2011, we owned 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company. The carrying value of our investment in IROC totaled $5.9 million and $5.1 million as of March 31, 2011 and December 31, 2010, respectively. The carrying value of our investment in IROC is less than our proportionate share of the book value of the net assets of IROC as of March 31, 2011. This difference is attributable to certain long-lived assets of IROC, and our proportionate share of IROC’s net income or loss for each period is being adjusted over the estimated remaining useful life of those long-lived assets. As of March 31, 2011, the difference between the carrying value of our investment in IROC and our proportionate share of the book value of IROC’s net assets was $7.9 million.
     We recorded equity income related to our investment in IROC of $0.6 million for the three months ended March 31, 2011 and none for the three months ended March 31, 2010.
     In April 2011, we sold our 8.7 million shares of IROC for $12.0 million, net of fees. See “Note 19. Subsequent Event” for further discussion.

NOTE 7. LONG-TERM DEBT
     As of March 31, 2011 and December 31, 2010, the components of our long-term debt were as follows:

	March 31,	December
	2011	31, 2010
	(in thousands)
6.75% Senior Notes due 2021	$475,000	$—
8.375% Senior Notes due 2014	3,573	425,000
Senior Secured Credit Facility revolving loans due 2016	100,000	—
Capital lease obligations	4,992	6,100

	583,565	431,100
Less current portion	3,438	3,979

Total capital leases and long-term debt	$580,127	$427,121

8.375% Senior Notes due 2014
     On November 29, 2007, we issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). On March 4, 2011, we repurchased $421.3 million of our 2014 Notes at a purchase price of $1,090 per $1,000 principal amount. On March 15, 2011, we repurchased an additional $0.1 million at a purchase price of $1,060 per $1,000 principal amount. In connection with the repurchase of the 2014 Notes, we incurred a loss of $44.3 million on the early extinguishment of debt related to the premium paid on the tender, the payment of related fees and the write-off of unamortized loan fees. Interest on the remaining $3.6 million aggregate principal amount of 2014 Notes outstanding is payable on June 1 and December 1 of each year.
6.75% Senior Notes due 2021
     On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). Net proceeds, after deducting underwriters’ fees and offering expenses, were $466.0 million. We used the net proceeds to repurchase the 2014 Notes, including accrued and unpaid interest and fees and expenses. We capitalized $10.0 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.
     The 2021 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year, beginning on September 1, 2011. The 2021 Notes mature on March 1, 2021.
     On or after March 1, 2016, the 2021 Notes will be subject to redemption at any time and from time to time at our option, in whole or in part, at the redemption prices below (expressed as percentages of the principal amount redeemed), plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on March 1 of the years indicated below:

Year	Percentage
2016	103.375%
2017	102.250%
2018	101.125%
2019 and thereafter	100.000%
     At any time and from time to time before March 1, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the outstanding 2021 Notes at a redemption price of 106.750% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from any one or more equity offerings; provided that at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding immediately after each such redemption; and provided, further, that each such redemption shall occur within 180 days of the date of the closing of such equity offering.
     In addition, at any time and from time to time prior to March 1, 2016, we may, at our option, redeem all or a portion of the 2021 Notes at a redemption price equal to 100% of the principal amount plus a premium with respect to the 2021 Notes plus accrued and unpaid interest to the redemption date. If we experience a change of control, subject to certain exceptions, we must give holders of the 2021 Notes the opportunity to sell to us their 2021 Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of purchase.
     We are subject to certain negative covenants under the indenture governing the 2021 Notes (the “Indenture”). The Indenture limits our ability to, among other things:
•	incur additional indebtedness and issue preferred equity interests;

•	pay dividends or make other distributions or repurchase or redeem equity interests;

•	make loans and investments;

•	enter into sale and leaseback transactions;

•	sell, transfer or otherwise convey assets;

•	create liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting subsidiaries’ ability to pay dividends;

•	designate future subsidiaries as unrestricted subsidiaries; and

•	consolidate, merge or sell all or substantially all of the applicable entities’ assets.
     These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2011, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below an investment grade rating. We were in compliance with these covenants at March 31, 2011.
Senior Secured Credit Facility
     On March 31, 2011, we simultaneously terminated (without pre-payment penalty) our $300 million credit agreement dated November 29, 2007, as amended, which was to mature no later than November 29, 2012, and entered into a new credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A., as Syndication Agent, and Capital One, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents. In connection with the termination of our previous credit agreement, we incurred a loss of $2.2 million on early extinguishment of debt related to the write-off of the unamortized portion of deferred financing costs. The new 2011 credit agreement provides for a senior secured credit facility (the “2011 Credit Facility”) consisting of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400 million, all of which will mature no later than March 31, 2016. The 2011 Credit Facility and the obligations thereunder are secured by substantially all of our assets and our subsidiary guarantors and are guaranteed by certain of our existing and future domestic subsidiaries.
     In connection with the execution of the 2011 Credit Facility, we capitalized $4.7 million of financing costs that will be amortized over the term of the debt.
     The interest rate per annum applicable to the 2011 Credit Facility is, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans ranges from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility equal 0.50%.
     The 2011 Credit Facility contains certain financial covenants, which, among other things, limits our annual capital expenditures, restricts our ability to repurchase shares and requires us to maintain certain financial ratios. The financial ratios require that:
•	our consolidated funded indebtedness be no greater than 45% of our adjusted total capitalization;

•	our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least;

Fiscal Quarter Ending	Ratio
June 30, 2011 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00
•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

•	we limit our capital expenditures and investments in foreign subsidiaries to $250.0 million per fiscal year, up to 50% of which amount may be carried over for expenditure in the following fiscal year, if after giving pro forma effect thereto the consolidated total leverage ratio exceeds 3.00 to 1.00.
     In addition, the 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equityholders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. Furthermore, the 2011 Credit Facility provides that share repurchases in excess of $200 million can be made only if our debt to capitalization ratio is below 45%.
     We were in compliance with these covenants at March 31, 2011. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of March 31, 2011, we had borrowings of $100.0 million under the revolving credit facility and $59.4 million of letters of credit outstanding, leaving $240.6 million of available borrowing capacity under the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility at March 31, 2011 was 4.75%.
NOTE 8. OTHER INCOME AND EXPENSE
     The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other, net” for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
(Gain) loss on disposal of assets, net	$(669)	$335
Interest income	(20)	(15)
Foreign exchange gain	(1,467)	(1,364)
Other income, net	(229)	(199)

Total	$(2,385)	$(1,243)

NOTE 9. INCOME TAXES
     We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended March 31, 2011 and 2010 were 32.9% and 41.4%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, differences in permanent items impacting mainly the U.S. effective rate, and differences between discrete items, mainly due to tax expense or benefits recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
     As of March 31, 2011 and December 31, 2010, we had $2.3 million and $2.2 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of less than $0.1 million and $0.1 million in each of the quarters ended March 31, 2011 and 2010 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.
     We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.9 million and $0.8 million for the payment of interest and penalties as of March 31, 2011 and December 31, 2010, respectively. We believe that it is reasonably possible that $0.9 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the quarter ended March 31, 2011.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
     Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we are often subject to jury verdicts and arbitration hearings that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of March 31, 2011, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $2.7 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. During the first quarter of 2011, we recorded a net decrease in our liability of $1.1 million related to the settlement and revision of our exposures related to ongoing legal matters.
Self-Insurance Reserves
     We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2011 and December 31, 2010, we have recorded $60.7 and $60.3 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had

$16.3 million and $15.4 million of insurance receivables as of March 31, 2011 and December 31, 2010. These insurance receivables are recorded under other assets and accounts receivable as of March 31, 2011 and December 31, 2010. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
     For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of March 31, 2011 and December 31, 2010, we have recorded $5.7 million and $4.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
     The components of our earnings per share are as follows:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Loss from continuing operations attributable to Key	$(18,135)	$(9,475)
Income from discontinued operations, net of tax	—	1,895

Loss attributable to Key	$(18,135)	$(7,580)

Denominator
Weighted average shares outstanding	142,206	124,952

Basic and diluted loss per share from continuing operations attributable to Key	$(0.13)	$(0.08)
Basic and diluted income per share from discontinued operations	—	0.02

Basic and diluted loss per share attributable to Key	$(0.13)	$(0.06)

     Because of our loss from continuing operations for the three months ended March 31, 2011 and 2010, 2.5 million and 3.5 million stock options, respectively, and 0.4 million stock appreciation rights (“SARS”) were excluded from the calculation of our diluted earnings per share, as the potential exercise of those securities would be anti-dilutive. There were no events occurring after March 31, 2011 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
     We recognized employee share-based compensation expense of $4.0 million and $3.1 million during the three months ended March 31, 2011 and 2010, respectively, and the related income tax benefit recognized was $1.3 million for each period. We did not capitalize any share-based compensation during the three month periods ended March 31, 2011 and 2010.
     During February 2011, we issued 1.1 million shares of restricted common stock to certain of our employees and officers, which vest in equal installments over the next three years. These shares had an issuance price of $13.08 per share.

The unrecognized compensation cost related to our unvested stock options, restricted shares and phantom shares as of March 31, 2011 is estimated to be less than $0.1 million, $22.2 million and $0.4 million, respectively and is expected to be recognized over a weighted-average period of 1.2 years, 1.4 years and 0.6 years, respectively.
     During March 2011, approximately 0.2 million performance units subject to the performance period from March 2010 to March 2011 expired unvested. As of March 31, 2011, the fair value of the remaining performance units was $2.0 million, and is being accreted to compensation expense over the vesting terms of the awards. As of March 31, 2011, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.8 million and is expected to be recognized over a weighted-average period of 0.9 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
     From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of March 31, 2011 and December 31, 2010, these loans, in the aggregate, totaled less than $0.1 million, respectively.
Transactions with Affiliates
     In October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we had previously purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of March 31, 2011 and December 31, 2010, our receivables from these related parties totaled $0.9 million and $1.0 million, respectively. Revenues from these customers for the three month periods ended March 31, 2011 and 2010 totaled $1.5 million and $0.2 million, respectively.
     We provide services to an exploration and production company owned by one of our employees who had been the owner of a business we acquired. The prices charged to this company for these services are at rates that are an average of the prices charged to our other customers in the California market where the services are provided. As of March 31, 2011 and December 31, 2010, our receivables from this company totaled $0.3 million and $0.2 million, respectively. Revenues from this company totaled $0.6 million for each of the three month periods ended March 31, 2011 and 2010.
Board of Director Relationships with Customers
     A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately 2% of our total revenues for each of the three month periods ended March 31, 2011 and 2010. Receivables outstanding from Anadarko were approximately 2% of our total accounts receivable as of March 31, 2011 and December 31, 2010, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
     Another member of our board of directors is a member and managing director of the general partner of the indirect, majority owner of Element Petroleum, LP (“Element”), which is one of our customers. Sales to Element were less than 1% of our total revenues for the three months ended March 31, 2011 and 2010. Receivables outstanding from Element were less than 1% of our total accounts receivable as of March 31, 2011 and December 31, 2010. Transactions with Element for our services are made on terms consistent with other customers.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
     The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2011 and December 31, 2010.
     Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
Financial assets:
Notes and accounts receivable — related parties	$1,256	$1,256	$1,198	$1,198

Financial liabilities:
6.75% Senior Notes	$475,000	$483,313	$—	$—
8.375% Senior Notes	3,573	3,893	425,000	450,500
Credit Facility revolving loans	100,000	100,000	—	—
     Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.
     6.75% Senior Notes due 2021. The fair value of our 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2011 was $475.0 million, and the fair value was $483.3 million (101.75% of carrying value).
     8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2011 was $3.6 million, and the fair value was $3.9 million (108.95% of carrying value).
     Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of March 31, 2011 were $100.0 million.
NOTE 15. SEGMENT INFORMATION
     We revised our reportable business segments effective beginning with the first quarter of 2011. The new operating segments are U.S. and International. We also have a “Functional Support” segment associated with managing each of our reportable operating segments. Financial results as of and for the three months ended March 31, 2010 have been restated to reflect the change in operating segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our domestic rig services, fluid management services, fishing and rental services, and intervention services are now aggregated within our U.S. reportable segment. Our international rig services business and our Canadian technology development group are now aggregated within our International reportable segment. These changes reflect our current operating focus in compliance with ASC 280. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included in Item 8 of our 2010 Form 10-K. We evaluate the performance of our operating segments based on revenue and income measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:
  U.S. Segment
     Rig-Based Services
     Our rig-based services include the maintenance, workover, and recompletion of existing oil and natural gas wells, completion of newly drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger well servicing rigs that are capable of providing conventional and horizontal drilling services. Our rigs consist of various sizes and capabilities, allowing us to service all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.

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
     The workover services that we provide are designed to enhance the production of existing wells and generally are more complex and time consuming than normal maintenance services. Workover services can include deepening or extending wellbores into new formations by drilling horizontal or lateral wellbores, sealing off depleted production zones and accessing previously bypassed production zones, converting former production wells into injection wells for enhanced recovery operations and conducting major subsurface repairs due to equipment failures. Workover services may last from a few days to several weeks, depending on the complexity of the workover.
     The completion and recompletion services provided by our rigs prepare a newly drilled well, or a well that was recently extended through a workover, for production. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a well service rig and may also provide other equipment to assist in the completion process. The completion process usually takes a few days to several weeks, depending on the nature of the completion.
     Our rig fleet is also used in the process of permanently shutting-in an oil or natural gas well that is at the end of its productive life. These plugging and abandonment services generally require auxiliary equipment in addition to a well servicing rig. The demand for plugging and abandonment services is not significantly impacted by the demand for oil and natural gas because well operators are required by state regulations to plug wells that are no longer productive.
     Fluid Management Services
     We provide fluid management services, including oilfield transportation and produced water disposal services, with our fleet of heavy and medium-duty trucks. The specific services offered include vacuum truck services, fluid transportation services and disposal services for operators whose wells produce saltwater or other non-hydrocarbon fluids. We also supply frac tanks which are used for temporary storage of fluids associated with fluid hauling operations. In addition, we provide equipment trucks that are used to move large pieces of equipment from one well site to the next, and we operate a fleet of hot oilers which are capable of pumping heated fluids that are used to clear soluble restrictions in a wellbore.
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
     Intervention Services
     Our intervention services include our coiled tubing services business and our specialty pumping business. Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well applications, such as wellbore clean-outs, nitrogen jet lifts, and through-tubing fishing and formation stimulations utilizing acid, chemical treatments and fracturing. Coiled tubing is also used for a number of horizontal well applications such as milling temporary plugs between frac stages.
     Fishing & Rental Services
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
     International Segment
     Our international operations include Mexico, Colombia, the Middle East, the Russian Federation and Argentina. Services in these locations include rig-based services such as the maintenance, workover, and recompletion of existing oil and natural gas wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also provide drilling services in the regions where we work and we provide engineering services for the development of reservoirs.
     Our operations in Mexico consist mainly of drilling, workover, project management and consulting services. We generate significant revenue from our contract with the Mexican national oil company Petróleos Mexicanos.
     In Argentina and Colombia, our operations consist of drilling and workover services. Our operations in Colombia commenced in the third quarter of 2010 and we expect to increase activity during 2011.
     In Russia, we provide drilling, workover, and reservoir engineering services. Our Russian operations are structured as a joint venture in which we have a controlling financial interest.
     In the Middle East, we formed a joint venture in the first quarter of 2010 in which we have a controlling financial interest. We commenced operations in the Middle East in the fourth quarter of 2010. Our operations in the Middle East consist mainly of drilling and workover services.
     Advanced Measurements, Inc. (“AMI”)
     Also included in our International segment is AMI, our technology development company based in Canada. AMI is focused on oilfield service equipment controls, data acquisition and digital information flow.
     Functional Support Segment
     Our Functional Support segment manages our U.S. and International operating segments. Functional Support assets consist primarily of cash and cash equivalents, accounts and notes receivable and investments in subsidiaries, deferred financing costs, our equity-method investments and deferred income tax assets.
     The following tables set forth our segment information as of and for the three month periods ended March 31, 2011 and 2010:

As of and for the three months ended March 31, 2011:

			Functional	Reconciling
	U.S.	International	Support	Eliminations	Total
Revenues from external customers	$329,904	$61,080	$—	$—	$390,984
Intersegment revenues	—	1,863	—	(1,863)	—
Depreciation and amortization	32,429	4,495	2,999	—	39,923
Other operating expenses	238,828	55,017	30,734	—	324,579
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Operating income (loss)	58,647	1,568	(80,184)	—	(19,969)
Operating income (loss), excluding loss on early extinguishment of debt	58,647	1,568	(33,733)	—	26,482
Interest expense, net of amounts capitalized	41	419	9,851	—	10,311
Income (loss) from continuing operations before tax	59,501	1,986	(89,382)	—	(27,895)

Long-lived assets[1]	1,433,781	186,899	179,975	(241,873)	1,558,782
Total assets	1,637,853	344,947	468,601	(464,022)	1,987,379
Capital expenditures, excluding acquisitions	95,723	8,960	2,756	—	107,439
As of and for the three months ended March 31, 2010:

			Functional	Reconciling
	U.S.	International	Support	Eliminations	Total
Revenues from external customers	$196,308	$55,651	$—	$—	$251,959
Intersegment revenues	885	—	—	(885)	—
Depreciation and amortization	27,297	3,747	2,280	—	33,324
Other operating expenses	155,845	50,564	21,821	—	228,230
Intersegment expenses	(207)	207	—	—	—
Operating income (loss)	13,373	1,133	(24,101)	—	(9,595)
Interest (income) expense, net of amounts capitalized	(467)	(156)	10,882	—	10,259
Income (loss) from continuing operations before tax	13,641	2,576	(34,828)	—	(18,611)

Long-lived assets[1]	1,135,307	148,681	121,414	(128,682)	1,276,720
Total assets	1,344,089	290,126	633,187	(584,310)	1,683,092
Capital expenditures, excluding acquisitions	20,864	5,957	5,594	—	32,415

[1]	Long lived assets include: fixed assets, goodwill, intangibles and other assets.
NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
     During the first quarter of 2011, we issued the 2021 Notes, which are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly-owned. These guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
     As a result of these guaranteed arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The information presented below for the year ended December 31, 2010 reflects our previous guarantee arrangements under the 2014 Notes which were issued in the fourth quarter of 2007 and of which an aggregate principal amount of $3.6 million remains outstanding as of March 31, 2011.

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2011
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)
Assets:
Current assets	$19,579	$330,042	$78,976	$—	$428,597
Property and equipment, net	—	918,960	77,618	—	996,578
Goodwill	—	428,858	31,319	—	460,177
Deferred financing costs, net	14,558	—	—	—	14,558
Intercompany notes and accounts receivable and investment in subsidiaries	2,237,618	797,230	(9,607)	(3,025,241)	—
Other assets	6,024	55,830	25,615	—	87,469

TOTAL ASSETS	$2,277,779	$2,530,920	$203,921	$(3,025,241)	$1,987,379

Liabilities and equity:
Current liabilities	$50,280	$108,355	$61,149	$—	$219,784
Long-term debt and capital leases, less current portion	578,573	1,554	—	—	580,127
Intercompany notes and accounts payable	590,155	1,849,378	11,990	(2,451,523)	—
Deferred tax liabilities	86,223	70,162	8	—	156,393
Other long-term liabilities	1,671	58,545	(19)	—	60,197
Equity	970,877	442,926	130,793	(573,718)	970,878

TOTAL LIABILITIES AND EQUITY	$2,277,779	$2,530,920	$203,921	$(3,025,241)	$1,987,379

	December 31, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
Assets:
Current assets	$20,287	$287,244	$106,489	$—	$414,020
Property and equipment, net	—	861,041	75,703	—	936,744
Goodwill	—	418,047	29,562	—	447,609
Deferred financing costs, net	7,806	—	—	—	7,806
Intercompany notes and accounts receivable and investment in subsidiaries	2,110,185	757,657	(6,226)	(2,861,616)	—
Other assets	5,234	56,954	24,569	—	86,757

TOTAL ASSETS	$2,143,512	$2,380,943	$230,097	$(2,861,616)	$1,892,936

Liabilities and equity:
Current liabilities	$77,144	$142,962	$61,529	$—	$281,635
Long-term debt and capital leases, less current portion	425,000	2,116	5	—	427,121
Intercompany notes and accounts payable	587,801	1,738,214	120,410	(2,446,425)	—
Deferred tax liabilities	70,511	73,790	8	—	144,309
Other long-term liabilities	1,253	56,815	—	—	58,068
Equity	981,803	367,046	48,145	(415,191)	981,803

TOTAL LIABILITIES AND EQUITY	$2,143,512	$2,380,943	$230,097	$(2,861,616)	$1,892,936

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)
Revenues	$—	$360,661	$41,253	$(10,930)	$390,984

Costs and expenses:
Direct operating expense	—	245,755	33,852	(7,807)	271,800
Depreciation and amortization expense	—	37,372	2,551	—	39,923
General and administrative expense	313	46,290	7,182	(1,006)	52,779
Interest expense, net of amounts capitalized	10,499	(607)	419	—	10,311
Loss on early extinguishment of debt	46,451	—	—	—	46,451
Other, net	(749)	(1,083)	1,519	(2,072)	(2,385)

Total costs and expenses, net	56,514	327,727	45,523	(10,885)	418,879

(Loss) income from continuing operations before taxes	(56,514)	32,934	(4,270)	(45)	(27,895)
Income tax benefit	8,022	1,008	153	—	9,183

(Loss) income from continuing operations	(48,492)	33,942	(4,117)	(45)	(18,712)
Discontinued operations	—	—	—	—	—

Net (loss) income	(48,492)	33,942	(4,117)	(45)	(18,712)
Loss attributable to noncontrolling interest	—	—	(577)	—	(577)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(48,492)	$33,942	$(3,540)	$(45)	$(18,135)

	Three Months Ended March 31, 2010
		Guarantor	Non-Guarantor
	Parent Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)
Revenues	$—	$211,194	$56,011	$(15,246)	$251,959

Costs and expenses:
Direct operating expense	—	145,347	55,136	(11,281)	189,202
Depreciation and amortization expense	—	30,961	2,363	—	33,324
General and administrative expense	1,228	33,922	5,239	(1,361)	39,028
Interest expense, net of amounts capitalized	11,187	(889)	(39)	—	10,259
Other, net	(697)	686	2,482	(3,714)	(1,243)

Total costs and expenses, net	11,718	210,027	65,181	(16,356)	270,570

(Loss) income from continuing operations before taxes	(11,718)	1,167	(9,170)	1,110	(18,611)
Income tax benefit	7,307	—	402	—	7,709

(Loss) income from continuing operations	(4,411)	1,167	(8,768)	1,110	(10,902)
Discontinued operations	—	1,895	—	—	1,895

Net (loss) income	(4,411)	3,062	(8,768)	1,110	(9,007)
Loss attributable to noncontrolling interest	—	—	(1,427)	—	(1,427)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(4,411)	$3,062	$(7,341)	$1,110	$(7,580)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)
Net cash (used in) provided by operating activities	$—	$(38,599)	$(1,315)	$—	$(39,914)
Cash flows from investing activities:
Capital expenditures	—	(101,261)	(6,178)	—	(107,439)
Intercompany notes and accounts	—	116,422	—	(116,422)	—
Other investing activities, net	—	5,201	—	—	5,201

Net cash used in investing activities	—	20,362	(6,178)	(116,422)	(102,238)

Cash flows from financing activities:
Repayments of long-term debt	(460,509)	—	—	—	(460,509)
Proceeds from long-term debt	475,000	—	—	—	475,000
Repayment of capital lease obligations	—	(1,120)	—	—	(1,120)
Proceeds from borrowings on revolving credit facility	126,000	—	—	—	126,000
Repayments on revolving credit facility	(26,000)	—	—	—	(26,000)
Payment of deferred financing costs	—	(14,640)	—	—	(14,640)
Repurchases of common stock	(4,784)	—	—	—	(4,784)
Intercompany notes and accounts	(116,422)	—	—	116,422	—
Other financing activities, net	6,715	—	—	—	6,715

Net cash provided by (used in) financing activities	—	(15,760)	—	116,422	100,662

Effect of changes in exchange rates on cash	—	—	(1,954)	—	(1,954)

Net decrease in cash and cash equivalents	—	(33,997)	(9,447)	—	(43,444)

Cash and cash equivalents at beginning of period	—	42,973	13,655	—	56,628

Cash and cash equivalents at end of period	$—	$8,976	$4,208	$—	$13,184

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
			(in thousands)
			(unaudited)
Net cash provided by operating activities	$—	$57,629	$8,125	$—	$65,754
Cash flows from investing activities:
Capital expenditures	—	(27,493)	(4,922)	—	(32,415)
Intercompany notes and accounts	(165)	(580)	—	745	—
Other investing activities, net	165	1,006	—	—	1,171

Net cash (used in) provided by investing activities	—	(27,067)	(4,922)	745	(31,244)

Cash flows from financing activities:
Repayments on long-term debt	—	(2,590)	—	—	(2,590)
Repurchases of common stock	(2,180)	—	—	—	(2,180)
Intercompany notes and accounts	580	165	—	(745)	—
Other financing activities, net	1,600	—	—	—	1,600

Net cash used in financing activities	—	(2,425)	—	(745)	(3,170)

Effect of changes in exchange rates on cash	—	—	(1,920)	—	(1,920)

Net increase in cash and cash equivalents	—	28,137	1,283	—	29,420

Cash and cash equivalents at beginning of period	—	19,391	18,003	—	37,394

Cash and cash equivalents at end of period	$—	$47,528	$19,286	$—	$66,814

NOTE 17. DISCONTINUED OPERATIONS
     On October 1, 2010, we completed the sale of our pressure pumping and wireline businesses to Patterson-UTI Energy, Inc. Management determined to sell these businesses because they were not aligned with our core business strategy of well intervention and international expansion. For the periods presented in this report, we show the results of operations related to these businesses as discontinued operations. The following table presents the results of discontinued operations for the businesses sold in connection with this transaction:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
REVENUES	$—	$50,112

COSTS AND EXPENSES:
Direct operating expenses	—	41,718
Depreciation and amortization	—	3,379
General and administrative expenses	—	1,925
Other, net	—	(22)

Total costs and expenses, net	—	47,000

Income before taxes	—	3,112
Income tax expense	—	(1,217)

Net income	$—	$1,895

NOTE 18. VARIABLE INTEREST ENTITIES
     On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services LLC to form the joint venture AlMansoori Key Energy Services LLC. We hold three of the five board of directors seats and a controlling financial interest in the joint venture; accordingly, we consolidate the entity in our financial statements.
     For the periods ended March 31, 2011 and 2010, respectively, we recognized $1.7 million and zero of revenue and $0.3 million and zero of net income associated with this joint venture. Also, during 2010 we guaranteed the timely performance of the joint venture under its sole contract valued at $2 million. At March 31, 2011, there was approximately $3.6 million of assets in the joint venture.
NOTE 19. SUBSEQUENT EVENT
     In April 2011, we sold our 8.7 million shares of IROC at a price of $1.40 CAD per share. Our net proceeds were $12.0 million. We will record a gain on sale of $6.0 million during the second quarter of 2011, as the proceeds received exceeded the carrying value of our investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
     Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations based in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development group based in Canada and at March 31, 2011 we had ownership interests in two oilfield service companies based in Canada. We sold our ownership interest in one of the Canadian oilfield service companies in April 2011.
     The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2011 and 2010, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2010 Form 10-K.
     We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International operating segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
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

		NYMEX Henry	Average Baker
	WTI Cushing Oil	Hub Natural Gas	Hughes U.S. Land
	(1)	(1)	Drilling Rigs (2)
2011:
First Quarter	$94.07	$4.20	1,695

2010:
First Quarter	$74.78	$5.14	1,354
Second Quarter	$74.79	$4.30	1,513
Third Quarter	$72.46	$4.30	1,626
Fourth Quarter	$85.16	$3.98	1,688

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com
     Internally, we measure activity levels in our U.S and International segments primarily through our rig and trucking hours. Generally, as capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we generally provide fewer rig and trucking services, which results in lower hours worked. We publicly release our monthly rig and trucking hours, and the following table presents our quarterly rig and trucking hours from 2010 through the first quarter of 2011:

	Rig Hours	Trucking Hours
2011:
First Quarter	525,460	711,701

2010:
First Quarter	485,183	459,292
Second Quarter	489,168	518,483
Third Quarter	503,890	559,181
Fourth Quarter	493,945	707,616

Total 2010	1,972,186	2,244,572

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended March 31, 2011
     Market conditions during the first quarter of 2011 continued to improve, especially in the oil markets we serve. Many of our major customers increased oil-directed activity during the quarter. As a result of higher oil prices and improving overall market conditions during the quarter ended March 31, 2011 compared with fiscal year 2010, overall demand for our services continues to increase. Our activity in the first quarter of 2011 exceeded quarterly activity levels in both 2010 and 2009.
     Demand for our services in the U.S. was strong in all our oil-driven markets. We saw improvement in pricing compared to previous quarters due largely to price increases implemented in the first quarter of 2011. However, our U.S. rig business experienced higher labor, fuel and other costs, which limited additional margin expansion. Dynamics in our fluid management services business were consistent with those in the rig business. We implemented price increases for these services but also experienced increases in costs. Our fishing and rental and intervention services businesses experienced increased revenue and profitability during the quarter due to the deployment of additional equipment, increased utilization and better pricing. Results for our intervention services improved in the first quarter of 2011 as the assets we acquired in 2010 were more effectively utilized. We continue to redeploy assets across all our domestic lines of business to more profitable regions to offset our rising costs.
     Our international segment returned to profitability in the first quarter of 2011. Our assets in Mexico were fully utilized by the end of the first quarter, and we achieved some activity and price improvement in Argentina. In Colombia, we had a full quarter of operations with profitable results.
Market Outlook
     We believe that we will continue to see steady growth in our U.S. and international markets during the remainder of 2011 due to increased activity and pricing relative to 2010. Driven by higher commodity prices, we anticipate that our core businesses will continue to show improvement, as our customers increase capital expenditures to increase production.
     In the U.S., with the largest fleet of onshore well servicing rigs, we believe we are well positioned to benefit from increasing demand for conventional well maintenance and repair. Given our recent and ongoing investments in larger, higher capability rigs and coiled tubing units, as well as fluid transportation, frac tanks, and fishing and rental equipment, we believe we are well positioned to benefit from increased horizontal well drilling activity, which is driving a higher level of revenue and margin intensity per well.
     We also believe that our international operations will play an increasing role in the growth of our business. We intend to deploy additional assets internationally during 2011. We expect our activity in the Middle East and Russia to grow in 2011, combined with our full utilization of assets in Mexico and continued improvements in Argentina and Colombia, and should result in positive contributions to our revenues and earnings for the remainder of 2011.
     We also continue to explore opportunities for expanding our service footprint into new markets or new lines of business as those opportunities present themselves.

RESULTS OF OPERATIONS
     The following table shows our consolidated results of operations for the three months ended March 31, 2011 and 2010, respectively (in thousands):

	Three Months Ended March 31,
	2011	2010
REVENUES	$390,984	$251,959

COSTS AND EXPENSES:
Direct operating expenses	271,800	189,202
Depreciation and amortization expense	39,923	33,324
General and administrative expenses	52,779	39,028
Loss on early extinguishment of debt	46,451	—
Interest expense, net of amounts capitalized	10,311	10,259
Other, net	(2,385)	(1,243)

Total costs and expenses, net	418,879	270,570

Loss from continuing operations before tax	(27,895)	(18,611)
Income tax benefit	9,183	7,709

Loss from continuing operations	(18,712)	(10,902)
Income from discontinued operations, net of tax	—	1,895

Net loss	(18,712)	(9,007)

Loss attributable to noncontrolling interest	(577)	(1,427)

LOSS ATTRIBUTABLE TO KEY	$(18,135)	$(7,580)

Consolidated Results of Operations — Three Months Ended March 31, 2011 and 2010
  Revenues
     Our revenues for the three months ended March 31, 2011 increased $139.0 million, or 55.2%, to $391.0 million from $252.0 million for the three months ended March 31, 2010. See “Segment Operating Results — Three Months Ended March 31, 2011 and 2010” below for a more detailed discussion of the change in our revenues.
  Direct Operating Expenses
     Our direct operating expenses increased $82.6 million, to $271.8 million (69.5% of revenues), for the three months ended March 31, 2011, compared to $189.2 million (75.1% of revenues) for the three months ended March 31, 2010. The increase in direct operating expenses was a direct result of activity increases in our business and inflation. Fuel and salary expenses have increased compared to the first quarter of the prior year due to rising prices and the reinstatement of employee benefits which were suspended in prior years.
  Depreciation and Amortization Expense
     Depreciation and amortization expense increased $6.6 million, or 19.8%, to $39.9 million during the first quarter of 2011, compared to $33.3 million for the first quarter of 2010. The increase in our depreciation and amortization expense is primarily attributable to the increase in our fixed asset base through our acquisitions during 2010, as well as increased capital expenditures in 2010 and the first quarter of 2011.
  General and Administrative Expenses
     General and administrative expenses increased $13.8 million, to $52.8 million (13.5% of revenues), for the three months ended March 31, 2011, compared to $39.0 million (15.5% of revenues) for the three months ended March 31, 2010. The increase in general and administrative expenses for the first quarter of 2011 was primarily due to an increase in employee compensation resulting from the rescission of temporary employee salary and benefit reductions as well as increased headcount due to our growth. We also incurred additional professional fees related to acquisition activity.

  Interest Expense, net of Amounts Capitalized
     Interest expense increased less than $0.1 million, to $10.3 million for the three months ended March 31, 2011. We repurchased 99.2%, or $421.4 million, the aggregate principal amount of our 8.375% Notes due 2014 during the first quarter pursuant to a tender offer for the notes and simultaneously issued $475.0 million aggregate principal amount of our 6.75% Notes due 2021. During the first quarter, we also borrowed $126.0 million and repaid $26.0 million on our revolving credit facility, leaving $100.0 million outstanding at March 31, 2011.
  Loss on Extinguishment of Debt
     Loss on extinguishment of debt was $46.5 million for the three months ended March 31, 2011, compared to zero for the same period in 2010, due to our tender offer for the 2014 Notes and the termination of the 2007 Credit Facility during the first quarter of 2011. The loss primarily consisted of the tender premium on the 2014 Notes, as well as transaction fees and the write-off of the unamortized portion of deferred financing costs.
  Other, net
     The following table summarizes the components of other, net for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
(Gain) loss on disposal of assets, net	$(669)	$335
Interest income	(20)	(15)
Foreign exchange gain	(1,467)	(1,364)
Other income, net	(229)	(199)

Total	$(2,385)	$(1,243)

  Income Tax Benefit (Expense)
     We recorded an income tax benefit of $9.2 million on a pretax loss of $27.9 million in the first quarter of 2011, compared to an income tax benefit of $7.7 million on a pretax loss of $18.6 million in the first quarter of 2010. Our effective tax rate was 32.9% for the three months ended March 31, 2011, compared to 41.4% for the three months ended March 31, 2010. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to numerous factors, including the mix of profit and loss between various taxing jurisdictions, specifically the charge recorded in the U.S. on the early extinguishment of debt, and the impact of permanent items that affect book income but do not affect taxable income.
  Discontinued Operations
     We recorded no amounts from discontinued operations for the three months ended March 31, 2011, compared to net income from discontinued operations of $1.9 million for the three months ended March 31, 2010. Our discontinued operations in 2010 relate to the sale of our pressure pumping and wireline businesses during the fourth quarter of 2010.
  Noncontrolling Interest
     For the three months ended March 31, 2011, we allocated $0.6 million associated with the net loss incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to $1.4 million for the three months ended March 31, 2010.

     The following table shows operating results for each of our segments for the three month periods ended March 31, 2011 and 2010 (in thousands, except for percentages):

			Functional
For the three months ended March 31, 2011:	U.S.	International	Support
Revenues from external customers	$329,904	$61,080	$—
Operating expenses	271,257	59,512	33,733
Loss on early extinguishment of debt	—	—	46,451
Operating income (loss)	58,647	1,568	(80,184)
Operating income (loss), excluding loss on early extinguishment of debt	58,647	1,568	(33,733)
Operating income, as a percentage of revenue	17.8%	2.6%	n/a

			Functional
For the three months ended March 31, 2010:	U.S.	International	Support
Revenues from external customers	$196,308	$55,651	$—
Operating expenses	182,935	54,518	24,101
Operating income (loss)	13,373	1,133	(24,101)
Operating income, as a percentage of revenue	6.8%	2.0%	n/a
Segment Operating Results — Three Months Ended March 31, 2011 and 2010
  U.S.
     Revenues from external customers for our U.S. segment increased $133.6 million, or 68.1%, to $329.9 million for the three months ended March 31, 2011, compared to $196.3 million for the three months ended March 31, 2010. The increase in revenues for this segment was due to an increase in demand for our services along with improved pricing during the period. During the first quarter of 2011, we implemented price increases for all of our lines of business. Rig and trucking hours in our rig-based services and fluid management services business, respectively, increased in the first quarter of 2011 compared to the same period last year. Activity also increased in our intervention services business due to the acquisition of additional coiled tubing units during 2010. Demand for fishing and rental services also increased compared to the prior year and pricing for these services has improved.
     Operating expenses for our U.S. segment were $271.3 million during the three months ended March 31, 2011, which represented an increase of $88.3 million, or 48.3%, compared to $182.9 million for the same period in 2010. The increase in operating expenses was primarily attributable to increased activity during the period combined with the impact of inflationary pressure on fuel and wage expenses and the impact of the rescission in late 2010 of temporary cost reduction measures implemented in 2009.
  International
     Revenues for our international segment increased $5.4 million, or 9.8%, to $61.1 million for the three months ended March 31, 2011, compared to $55.7 million for the three months ended March 31, 2010. The increase in revenue for this segment is primarily attributable to our international expansion during 2010 to Colombia and the Middle East, in addition to increased activity in Argentina and Russia, offset by a decrease in revenues attributable to our Mexican operations during the first quarter of 2011 compared to the same period last year.
     Operating expenses for our international segment increased $5.0 million, or 9.2%, to $59.5 million for the first quarter of 2011, compared to $54.5 million for the first quarter of 2010 and increased as a direct result of additional activity during the period.
  Functional Support
     Excluding the loss on early extinguishment of debt, operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International operating segments, increased $9.6 million, or 40.0%, to $33.7 million (8.6% of consolidated revenues) for the three months ended March 31, 2011 compared to $24.1 million (9.6% of consolidated revenues) for the same period in 2010. The increase in costs relates to higher equity compensation expense due to new equity awards granted during the first quarter of 2011, as well as the reinstatement in late 2010 of certain employee benefits that had been suspended in 2009 as part of our cost savings effort. Additionally, the first quarter of 2011 includes a legal charge related to an injury claim as well as costs related to managing our new financial system implemented in 2010 that were not present in the first quarter of 2010.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
     As of March 31, 2011, we had cash and cash equivalents of $13.2 million. Our working capital (excluding the current portion of capital leases and long-term debt) was $212.3 million, compared to $136.4 million as of December 31, 2010. Our working capital increased from the prior year end primarily as a result of the payment of income taxes during the period through borrowings on our long-term revolving credit facility and an increase in accounts receivable due to activity increases associated with improving market conditions during the first quarter of 2011. Our total outstanding debt (including capital leases) was $583.6 million, and we have no significant debt maturities until 2016. As of March 31, 2011, we have $100.0 million in borrowings and $59.4 million in committed letters of credit outstanding under our 2011 Credit Facility, leaving $240.6 million of available borrowing capacity (as discussed further below under “Senior Secured Credit Facility”).
  Cash Flows
     The following table summarizes our cash flows for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash (used in) provided by operating activities	$(39,914)	$65,754
Cash paid for capital expenditures	(107,439)	(32,415)
Other investing activities, net	5,201	1,171
Repayments of capital lease obligations	(1,120)	(2,077)
Repayments of long-term debt	(460,509)	(513)
Proceeds from long-term debt	475,000	—
Proceeds from borrowings on revolving credit facility	126,000	30,000
Repayments on revolving credit facility	(26,000)	(30,000)
Repurchases of common stock	(4,784)	(2,180)
Other financing activities, net	(7,925)	1,600
Effect of exchange rates on cash	(1,954)	(1,920)

Net (decrease) increase in cash and cash equivalents	$(43,444)	$29,420

     During the three months ended March 31, 2011, we used $39.9 million in our operating activities, compared to generating $65.8 million from operating activities for the three months ended March 31, 2010. Operating cash outflows for 2011 primarily relate to the payment of our income tax obligations from 2010 and an increase in accounts receivable associated with increased activity.
     Cash used in investing activities was $102.2 million and $31.2 million for the three months ended March 31, 2011 and 2010, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures for the three months ended March 31, 2011 relate to the increased demand for our services and associated growth initiatives.
     Cash provided by financing activities was $100.7 million during the three months ended March 31, 2011 compared to cash used in financing activities of $3.2 million for the three months ended March 31, 2010. Overall financing cash inflows for 2011 relate to borrowings on our revolving credit facility to fund a portion of our capital expenditure program.

Sources of Liquidity and Capital Resources
     Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility (defined below), and internally generated cash flows from operations.
  Debt Service
     We do not have any significant maturities of debt in 2011. Interest on our revolving credit facility is due each quarter. Interest on our 2021 Notes (as defined below) is estimated to be $26.9 million for 2011. We expect to fund interest payments from cash generated by operations. At March 31, 2011, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Principal Payments
(in thousands)
2011	$—
2012	—
2013	—
2014	3,573
2015 and thereafter	575,000

Total principal payments	$578,573
     At March 31, 2011, we were in compliance with all the covenants required under the 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.
8.375% Senior Notes due 2014
     On November 29, 2007, we issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). On March 4, 2011, we repurchased $421.3 million of our 2014 Notes at a purchase price of $1,090 per $1,000 principal amount. On March 15, 2011, we repurchased an additional $0.1 million at a purchase price of $1,060 per $1,000 principal amount. In connection with the repurchase of the 2014 Notes, we incurred a loss of $44.3 million on the early extinguishment of debt related to the premium paid on the tender, the payment of related fees and the write-off of unamortized loan fees. Interest on the remaining $3.6 million aggregate principal amount of 2014 Notes outstanding is payable on June 1 and December 1 of each year. The 2014 Notes mature on December 1, 2014.
6.75% Senior Notes due 2021
     On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). Net proceeds, after deducting underwriters’ fees and offering expenses, were $466.0 million. We used the net proceeds to repurchase the 2014 Notes, including accrued and unpaid interest and fees and expenses. We capitalized $10.0 million of financing costs associated with the issuance of this debt that will be amortized over the term of the notes.
     The 2021 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year, beginning on September 1, 2011. The 2021 Notes mature on March 1, 2021.
     On or after March 1, 2016, the 2021 Notes will be subject to redemption at any time and from time to time at our option, in whole or in part, at the redemption prices below (expressed as percentages of the principal amount redeemed), plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on March 1 of the years indicated below:

Year	Percentage
2016	103.375%
2017	102.250%
2018	101.125%
2019 and thereafter	100.000%
     At any time and from time to time before March 1, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the outstanding 2021 Notes at a redemption price of 106.750% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from any one or more equity offerings; provided that at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding immediately after each such redemption; and provided, further, that each such redemption shall occur within 180 days of the date of the closing of such equity offering.
     In addition, at any time and from time to time prior to March 1, 2016, we may, at our option, redeem all or a portion of the 2021 Notes at a redemption price equal to 100% of the principal amount plus a premium with respect to the 2021 Notes plus accrued and unpaid interest to the redemption date. If we experience a change of control, subject to certain exceptions, we must give holders of the 2021 Notes the opportunity to sell to us their 2021 Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of purchase.
     We are subject to certain negative covenants under the indenture governing the 2021 Notes (the “Indenture”). The Indenture limits our ability to, among other things:
•	incur additional indebtedness and issue preferred equity interests;

•	pay dividends or make other distributions or repurchase or redeem equity interests;

•	make loans and investments;

•	enter into sale and leaseback transactions;

•	sell, transfer or otherwise convey assets;

•	create liens;

•	enter into transactions with affiliates;

•	enter into agreements restricting subsidiaries’ ability to pay dividends;

•	designate future subsidiaries as unrestricted subsidiaries; and

•	consolidate, merge or sell all or substantially all of the applicable entities’ assets.
     These covenants are subject to certain exceptions and qualifications and contain cross-default provisions relating to the covenants of our 2011 Credit Facility, discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2011, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below an investment grade rating. We were in compliance with these covenants at March 31, 2011.
Senior Secured Credit Facility
     On March 31, 2011, we simultaneously terminated (without pre-payment penalty) our $300 million credit agreement dated November 29, 2007, as amended, which was to mature no later than November 29, 2012, and entered into a new credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A., as Syndication Agent, and Capital One, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents. In connection with the termination of our previous credit agreement, we incurred a loss of $2.2 million on early extinguishment of debt related to the write-off of the unamortized portion of deferred financing costs. The new 2011 credit agreement provides for a senior secured credit facility (the “2011 Credit Facility”) consisting of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400 million, all of which will mature no later than March 31, 2016. The 2011 Credit Facility and the obligations thereunder are secured by substantially all of our assets and those of our subsidiary guarantors and are guaranteed by certain of our existing and future domestic subsidiaries.
     In connection with the execution of the 2011 Credit Facility, we capitalized $4.7 million of financing costs that will be amortized over the term of the debt.

     The interest rate per annum applicable to the 2011 Credit Facility is, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans ranges from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility equal 0.50%.
     The 2011 Credit Facility contains certain financial covenants, which, among other things, limits our annual capital expenditures, restricts our ability to repurchase shares and requires us to maintain certain financial ratios. The financial ratios require that:
•	our consolidated funded indebtedness be no greater than 45% of our adjusted total capitalization;

•	our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least;

Fiscal Quarter Ending	Ratio
June 30, 2011 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00
•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

•	we limit our capital expenditures and investments in foreign subsidiaries to $250.0 million per fiscal year, up to 50% of which amount may be carried over for expenditure in the following fiscal year, if after giving pro forma effect thereto the consolidated total leverage ratio exceeds 3.00 to 1.00.
     In addition, the 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equityholders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. Furthermore, the 2011 Credit Facility provides that share repurchases in excess of $200 million can be made only if our debt to capitalization ratio is below 45%.
     We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs.
  Capital Lease Agreements
     We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of March 31, 2011, there was $5.0 million outstanding under such equipment leases.
  Off-Balance Sheet Arrangements
     At March 31, 2011 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

  Liquidity Outlook and Future Capital Requirements
     As of March 31, 2011, we had cash and cash equivalents of $13.2 million, available borrowing capacity of $240.6 million under our 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations, availability under the 2011 Credit Facility and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures, and debt service for the next twelve months. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
     During the three months ended March 31, 2011, our capital expenditures totaled $107.4 million, primarily related to fluid management expansion in the Bakken Shale, the deployment of heavy duty workover rigs, the purchase of premium drill pipe and major maintenance of our existing fleet and equipment. Our capital expenditures program is expected to total $240.0 million during 2011, focusing mainly on expansion to selected growth regions in the U.S. market. Our capital expenditure program for 2011 is subject to market conditions, including activity levels, commodity prices, and industry capacity. During 2011, we plan to focus on maximizing our current equipment fleet, although we may choose to increase our capital expenditures in 2011 to increase market share or expand our presence into a new market. We currently anticipate funding our 2011 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2010 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2010 Form 10-K.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the first quarter of 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
     There have been no material changes in our risk factors disclosed in our 2010 Form 10-K. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2010 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended March 31, 2011, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total Number of	Dollar Amount of
			Shares Purchased	Shares that may
		Weighted	as Part of Publicly	yet be Purchased
	Number of	Average Price	Announced Plans	Under the Plans
Period	Shares Purchased (1)	Paid per Share (2)	or Programs	or Programs
January 1, 2011 to January 31, 2011	132,023	$13.16	—	$—
February 1, 2011 to February 28, 2011	—	—	—	—
March 1, 2011 to March 31, 2011	196,894	15.47	—	—

Total	328,917	$14.54	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the NYSE on the vesting date for awards granted under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS
     The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)
Date: May 5, 2011	By:	/s/ T.M. Whichard III
T.M. Whichard III
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on September 22, 2006, File No. 001-08038.)

3.4	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on November 2, 2007, File No. 001-08038.)

3.5	Amendments to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted April 4, 2008. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on April 9, 2008, File No. 001-08038.)

3.6	Amendment to Second Amended and Restated By-laws of Key Energy Services, Inc. adopted June 4, 2009. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on June 10, 2009, File No. 001-08038.)

4.1	Fourth Supplemental Indenture dated as of March 1, 2011 by and among Key Energy Services, Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 1, 2011, File No. 001-08038.)

4.2	Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.3	First Supplemental Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.4	Form of global note for 6.750% Senior Notes due 2021 (incorporated by reference from Exhibit A to Exhibit 4.3).

10.1	Credit Agreement, dated as of March 31, 2011, among Key Energy Services, Inc., each of the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Capital One, N.A. and Wells Fargo Bank, N.A., as co-documentation agents. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 5, 2011, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith