Form 10-Q
period 2011-06-30
KEY ENERGY SERVICES INC
filed 2011-08-05
CIK 318996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of July 29, 2011, the number of outstanding shares of common stock of the registrant was 143,096,368.

KEY ENERGY SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2011	December 31, 2010

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,641	$56,628
Accounts receivable, net of allowance for doubtful accounts of $8,580 and $7,791, respectively	376,809	261,818
Inventories	31,229	23,516
Other current assets	77,530	72,058

Total current assets	500,209	414,020

Property and equipment	1,987,042	1,832,443
Accumulated depreciation	(958,002)	(895,699)

Property and equipment, net	1,029,040	936,744

Goodwill	466,414	447,609
Other intangible assets, net	47,694	58,151
Deferred financing costs, net	14,201	7,806
Equity method investments	1,024	5,940
Other non-current assets	25,496	22,666

TOTAL ASSETS	$2,084,078	$1,892,936

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$75,152	$56,310
Other current liabilities	201,158	221,346
Current portion of capital leases and long-term debt	2,881	3,979

Total current liabilities	279,191	281,635

Capital leases and long-term debt	569,672	427,121
Other non-current liabilities	221,107	202,377

Commitments and contingencies

Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 142,977,896 and 141,656,426 shares issued and outstanding	14,298	14,166
Additional paid-in capital	788,717	775,601
Accumulated other comprehensive loss	(53,098)	(51,334)
Retained earnings	228,598	210,653

Total equity attributable to Key	978,515	949,086
Noncontrolling interest	35,593	32,717

Total equity	1,014,108	981,803

TOTAL LIABILITIES AND EQUITY	$2,084,078	$1,892,936

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES	$445,369	$267,785	$836,353	$519,744
Direct operating expenses	290,620	196,171	562,420	385,373
Depreciation and amortization expense	39,852	32,478	79,775	65,802
General and administrative expenses	55,003	44,866	107,782	83,893

Operating income (loss)	59,894	(5,730)	86,376	(15,324)

Loss on early extinguishment of debt	—	—	46,451	—
Interest expense, net of amounts capitalized	10,041	10,729	20,352	20,988
Other, net	(7,319)	467	(9,704)	(776)

Income (loss) from continuing operations before tax	57,172	(16,926)	29,277	(35,536)
Income tax (expense) benefit	(20,812)	5,888	(11,629)	13,596

Income (loss) from continuing operations	36,360	(11,038)	17,648	(21,940)
Income from discontinued operations, net of tax expense of $0, $(4,312), $0 and $(5,529), respectively	—	8,182	—	10,077

Net income (loss)	36,360	(2,856)	17,648	(11,863)

Income (loss) attributable to noncontrolling interest	280	(620)	(297)	(2,047)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$36,080	$(2,236)	$17,945	$(9,816)

Earnings (loss) per share from continuing operations attributable to Key:
Basic	$0.25	$(0.08)	$0.13	$(0.16)
Diluted	$0.25	$(0.08)	$0.13	$(0.16)

Earnings per share from discontinued operations:
Basic	$—	$0.06	$—	$0.08
Diluted	$—	$0.06	$—	$0.08

Earnings (loss) per share attributable to Key:
Basic	$0.25	$(0.02)	$0.13	$(0.08)
Diluted	$0.25	$(0.02)	$0.13	$(0.08)

Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$36,360	$(11,038)	$17,648	$(21,940)
Income (loss) attributable to noncontrolling interest	280	(620)	(297)	(2,047)

Income (loss) from continuing operations attributable to Key	$36,080	$(10,418)	$17,945	$(19,893)

Weighted average shares outstanding:
Basic	142,833	125,412	142,521	125,183
Diluted	143,320	125,412	142,976	125,183

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
INCOME (LOSS) FROM CONTINUING OPERATIONS	$36,360	$(11,038)	$17,648	$(21,940)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(1,559)	(429)	348	(236)
Gain on sale of equity method investment	1,061	—	1,061	—

Total other comprehensive (loss) income, net of tax	(498)	(429)	1,409	(236)

COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	35,862	(11,467)	19,057	(22,176)
Comprehensive income from discontinued operations	—	8,182	—	10,077

COMPREHENSIVE INCOME (LOSS)	35,862	(3,285)	19,057	(12,099)

Comprehensive (income) loss attributable to noncontrolling interest	(871)	715	(2,876)	2,125

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$34,991	$(2,570)	$16,181	$(9,974)

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,648	$(11,863)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	79,775	72,560
Bad debt expense	1,618	(57)
Accretion of asset retirement obligations	292	259
Income from equity method investments	(757)	(900)
Gain on sale of equity method investment	(4,783)	—
Loss on early extinguishment of debt	46,451	—
Amortization of deferred financing costs and discount	816	1,319
Deferred income tax expense (benefit)	8,980	(5,246)
Capitalized interest	(1,076)	(1,977)
(Gain) loss on disposal of assets, net	(507)	645
Share-based compensation	9,086	6,438
Excess tax benefits from share-based compensation	(4,720)	(2,172)
Changes in working capital:
Accounts receivable	(116,821)	(70,261)
Other current assets	(10,595)	55,220
Accounts payable and accrued liabilities	4,069	23,322
Share-based compensation liability awards	156	585
Other assets and liabilities	229	(3,177)

Net cash provided by operating activities	29,861	64,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(178,077)	(67,923)
Proceeds from sale of fixed assets	6,769	20,073
Dividend from equity method investments	—	165
Proceeds from sale of equity method investments	11,965	—

Net cash used in investing activities	(159,343)	(47,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(460,509)	(6,970)
Proceeds from long-term debt	475,000	—
Repayments of capital lease obligations	(2,132)	(3,992)
Proceeds from borrowings on revolving credit facility	143,000	30,000
Repayments on revolving credit facility	(53,000)	(30,000)
Payment of deferred financing costs	(14,640)	—
Repurchases of common stock	(5,399)	(2,357)
Proceeds from exercise of stock options	4,841	2,083
Excess tax benefits from share-based compensation	4,720	2,172

Net cash provided by (used in) financing activities	91,881	(9,064)

Effect of changes in exchange rates on cash	(4,386)	1,700

Net (decrease) increase in cash and cash equivalents	(41,987)	9,646

Cash and cash equivalents, beginning of period	56,628	37,394

Cash and cash equivalents, end of period	$14,641	$47,040

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Key Energy Services, Inc., its wholly-owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. In addition, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations based in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada.

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

The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three- and six-month periods ended June 30, 2011 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.

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

ASU 2010-28. In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted the provisions of ASU 2010-28 on January 1, 2011 and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

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

Accounting Standards Not Yet Adopted in this Report

ASU 2011-04. In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB on measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. We expect to adopt the provisions of ASU 2011-04 on January 1, 2012 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

ASU 2011-05. In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011 with early adoption permitted. We expect to adopt the provisions of ASU 2011-05 on January 1, 2012 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

NOTE 3. ACQUISITIONS

2011 Acquisitions

Equity Energy Company (“EEC”). In January 2011, we acquired 10 saltwater disposal (“SWD”) wells from EEC for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.

2010 Acquisitions

OFS Energy Services, LLC (“OFS”). In October 2010, we acquired certain subsidiaries, together with associated assets, owned by OFS, an oilfield services company of ArcLight Capital Partners, LLC. The total consideration for the acquisition was 15.8 million shares of our common stock and a cash payment of $75.8 million subject to certain working capital and other adjustments at closing. We accounted for this acquisition as a business combination. The results of operations for the acquired businesses have been included in our consolidated financial statements since the date of acquisition.

The following table summarizes the changes in the estimated fair values of the assets acquired and liabilities assumed between December 31, 2010 and June 30, 2011. We finalized the third-party valuations of the tangible and intangible assets during the second quarter and our acquisition accounting is final.

	June 30, 2011	December 31, 2010
	(in thousands)
At October 1, 2010:
Cash and cash equivalents	$539	$539
Acounts receivable	23,335	23,384
Other current assets	1,372	1,372
Property and equipment	101,734	108,152
Intangible assets	17,696	20,988
Deferred tax asset	1,851	1,851

Total identifiable assets acquired	146,527	156,286

Current liabilities	18,881	18,498
Other liabilities	707	1,134

Total liabilities assumed	19,588	19,632

Net identifiable assets acquired	126,939	136,654

Goodwill	102,799	93,084

Net assets acquired	$229,738	$229,738

Of the $17.7 million of acquired intangible assets, $16.7 million was assigned to customer relationships that will be amortized as the value of the relationships are realized using rates of 30.0%, 21.0%, 14.7%, 10.3%, 7.2%, 5.0% and 3.6% through 2017. The remaining $1.0 million of acquired intangible assets was assigned to non-compete agreements that will be amortized on a straight-line basis over 18 months. For the goodwill acquired, $101.7 million was assigned to intervention services, and $1.1 million was assigned to fluid management services, all of which are included in our U.S. reportable segment.

Five J.A.B., Inc. and Affiliates (“5 JAB”). In November 2010, we acquired 13 rigs and associated equipment from 5 JAB for cash consideration of approximately $14.6 million. We have accounted for this acquisition as a business combination. The goodwill acquired was assigned to rig-based services and is included in our U.S. reportable segment. The following table summarizes the changes in the estimated fair values of the assets acquired between December 31, 2010 and June 30, 2011. We completed the valuations of the property and equipment and intangible assets acquired during the second quarter and our acquisition accounting is final.

	June 30, 2011	December 31, 2010
	(in thousands)
At November 15, 2010:
Property and equipment	$9,560	$14,583
Intangible assets	2,512	—

Total identifiable assets acquired	12,072	14,583

Total liabilities assumed	—	—

Net identifiable assets acquired	12,072	14,583

Goodwill	2,511	—

Net assets acquired	$14,583	$14,583

Enhanced Oilfield Technologies, LLC (“EOT”). In December 2010, we acquired 100% of the equity interests in EOT, a privately-held oilfield technology company, for a cash payment of $11.7 million and a performance earn-out equal to 8% of adjusted revenue over five years from the acquisition date. We have estimated our liability under the earn-out agreement to be $2.8 million. We accounted for this acquisition as a business combination. The acquired business was still in the developmental stage at the time of acquisition and continues to be in the developmental stage. The goodwill acquired of $10.1 million was assigned to fishing and rental services, which is included in our U.S. reportable segment. The acquired intangible asset of $4.4 million was assigned to developed technology and will be amortized on a straight line basis over a period of 20 years.

The following table summarizes the changes in the estimated fair values of the assets acquired between December 31, 2010 and June 30, 2011. We are in the process of finalizing third-party valuations of the intangible assets acquired; thus, the provisional measurements of intangible assets and goodwill are preliminary and subject to change.

	June 30, 2011	December 31, 2010
	(in thousands)
At December 15, 2010:
Intangible assets	$4,420	$7,000

Total identifiable assets acquired	4,420	7,000

Contingent consideration	2,800	—

Total liabilities assumed	2,800	—

Net identifiable assets acquired	1,620	7,000

Goodwill	10,080	4,700

Net assets acquired	$11,700	$11,700

NOTE 4. OTHER BALANCE SHEET INFORMATION

The table below presents comparative detailed information about other current assets at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Other Current Assets:
Deferred tax assets	$34,375	$32,046
Prepaid current assets	15,114	20,478
Reinsurance receivable	8,337	6,827
VAT asset	8,056	2,590
Other	11,648	10,117

Total	$77,530	$72,058

The table below presents comparative detailed information about other current liabilities at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Other Current Liabilities:
Accrued payroll, taxes and employee benefits	$71,702	$35,453
Accrued operating expenditures	36,027	39,399
Income, sales, use and other taxes	34,875	93,820
Self-insurance reserve	31,592	30,195
Accrued interest	10,492	4,097
Insurance premium financing	2,138	7,443
Unsettled legal claims	6,213	3,768
Share-based compensation liabilities	1,876	1,146
Other	6,243	6,025

Total	$201,158	$221,346

The table below presents comparative detailed information about other noncurrent assets at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Other Noncurrent Assets:
Deposits	$1,208	$1,478
Reinsurance receivable	8,394	7,650
Deferred tax assets	10,610	10,534
Other	5,284	3,004

Total	$25,496	$22,666

The table below presents comparative detailed information about other noncurrent liabilities at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
	(in thousands)
Other Noncurrent Liabilities:
Deferred tax liabilities	$159,099	$144,309
Accrued insurance costs	30,651	30,110
Asset retirement obligations	11,916	11,003
Environmental liabilities	5,691	4,011
Income, sales, use and other taxes	7,803	8,398
Accrued rent	1,780	1,998
Share-based compensation liabilities	76	1,106
Other	4,091	1,442

Total	$221,107	$202,377

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We revised our reportable business segments effective in the first quarter of 2011, and accordingly, have restated goodwill by segment as of December 31, 2010. The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	U.S.	International	Total
		(in thousands)
December 31, 2010	$418,047	$29,562	$447,609
Purchase price and other adjustments, net	16,704	—	16,704
Impact of foreign currency translation	—	2,101	2,101

June 30, 2011	$434,751	$31,663	$466,414

The components of our other intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
Noncompete agreements:
Gross carrying value	$14,958	$15,058
Accumulated amortization	(9,963)	(8,224)

Net carrying value	$4,995	$6,834

Patents, trademarks and tradename:
Gross carrying value	$11,141	$17,461
Accumulated amortization	(803)	(927)

Net carrying value	$10,338	$16,534

Customer relationships and contracts:
Gross carrying value	$60,839	$60,057
Accumulated amortization	(33,117)	(26,059)

Net carrying value	$27,722	$33,998

Developed technology:
Gross carrying value	$7,447	$3,106
Accumulated amortization	(2,847)	(2,476)

Net carrying value	$4,600	$630

Customer backlog:
Gross carrying value	$742	$762
Accumulated amortization	(703)	(607)

Net carrying value	$39	$155

The changes in the carrying amount of other intangible assets are as follows (in thousands):

December 31, 2010	$58,151
Additions	—
Purchase price adjustments	(3,360)
Amortization expense	(8,101)
Impact of foreign currency translation	1,004

June 30, 2011	$47,694

The weighted average remaining amortization periods and expected amortization expense for the next five years for our intangible assets are as follows:

	Weighted average remaining	Expected Amortization Expense
	amortization period (years)	Remainder of 2011	2012	2013	2014	2015	2016
				(in thousands)
Noncompete agreements	1.9	$1,652	$2,597	$406	$340	$—	$—
Patents, trademarks and tradename	4.4	183	189	133	133	55	40
Customer relationships and contracts	6.7	5,622	6,822	4,910	3,492	2,491	1,871
Developed technology	19.0	402	221	221	221	221	221
Customer backlog	0.2	39	—	—	—	—	—

Total intangible asset amortization expense		$7,898	$9,829	$5,670	$4,186	$2,767	$2,132

Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are subject to purchase accounting adjustments. Purchase accounting adjustments in 2011 relate to reduction of fixed assets and intangibles acquired from OFS in 2010, and adjustments to the goodwill and intangibles related to the EOT and 5 JAB acquisitions. Amortization expense for our intangible assets was $3.9 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $8.1 million and $5.1 million for the six months ended June 30, 2011 and 2010.

NOTE 6. EQUITY METHOD INVESTMENTS

IROC Energy Services Corp.

In April 2011, we sold our 8.7 million shares of IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company, for $12.0 million, net of fees. We recorded a net gain on sale of $4.8 million (including the write-off of the cumulative translation adjustment of $1.1 million) during the second quarter of 2011, as the proceeds received exceeded the carrying value of our investment.

NOTE 7. LONG-TERM DEBT

As of June 30, 2011 and December 31, 2010, the components of our long-term debt were as follows:

	June 30, 2011	December 31, 2010
	(in thousands)
6.75% Senior Notes due 2021	$475,000	$—
8.375% Senior Notes due 2014	3,573	425,000
Senior Secured Credit Facility revolving loans due 2016	90,000	—
Capital lease obligations	3,980	6,100

Total debt	572,553	431,100
Less current portion	2,881	3,979

Long-term debt and capital leases	$569,672	$427,121

8.375% Senior Notes due 2014

On November 29, 2007, we issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). On March 4, 2011, we repurchased $421.3 million aggregate principal amount of our 2014 Notes at a purchase price of $1,090 per $1,000 principal amount. On March 15, 2011, we repurchased an additional $0.1 million aggregate principal amount at a purchase price of $1,060 per $1,000 principal amount. In connection with the repurchase of the 2014 Notes, we incurred a loss of $44.3 million on the early extinguishment of debt related to the premium paid on the tender, the payment of related fees and the write-off of unamortized loan fees. Interest on the remaining $3.6 million aggregate principal amount of 2014 Notes outstanding is payable on June 1 and December 1 of each year.

6.75% Senior Notes due 2021

On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). Net proceeds, after deducting underwriters’ fees and offering expenses, were $466.0 million. We used the net proceeds to repurchase the 2014 Notes as described above, including accrued and unpaid interest and fees and expenses. We capitalized $10.0 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.

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

At any time and from time to time before March 1, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the outstanding 2021 Notes at a redemption price of 106.750% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from any one or more equity offerings provided that (i) at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding immediately after each such redemption and (ii) each such redemption shall occur within 180 days of the date of the closing of such equity offering.

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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2011, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at June 30, 2011.

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

In connection with the execution of the 2011 Credit Facility, we capitalized $4.8 million of financing costs that will be amortized over the term of the debt.

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

The 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our consolidated funded indebtedness be no greater than 45% of our adjusted total capitalization;

•

our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least:

Fiscal Quarter Ending	Ratio
June 30, 2011 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

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

We were in compliance with these covenants at June 30, 2011. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of June 30, 2011, we had borrowings of $90.0 million under the revolving credit facility and $59.5 million of letters of credit outstanding, leaving $250.5 million of available borrowing capacity under the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.76% for the three-month period ended June 30, 2011.

On July 27, 2011, we amended our 2011 Credit Facility. See “Note 19. Subsequent Events” for additional discussion.

NOTE 8. OTHER INCOME AND EXPENSE

The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other, net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Loss (gain) on disposal of assets, net	$162	$320	$(507)	$655
Interest income	(2)	(21)	(22)	(36)
Foreign exchange (gain) loss	(2,717)	855	(4,185)	(509)
Gain on sale of equity method investment	(4,783)	—	(4,783)	—
Other expense (income), net	21	(687)	(207)	(886)

Total	$(7,319)	$467	$(9,704)	$(776)

In April 2011 we sold our shares in IROC and recorded a gain on the sale of $4.8 million during the second quarter. Our foreign exchange gain relates to an increase in U.S. dollar-denominated transactions in our foreign locations and the strengthening of the U.S. dollar.

NOTE 9. INCOME TAXES

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended June 30, 2011 and 2010 were 36.4% and 34.8%, respectively, and 39.7% and 38.3% for the six months ended June 30, 2011 and 2010, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, permanent differences impacting mainly the U.S. effective rate, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.

As of June 30, 2011 and December 31, 2010, we had $2.3 million and $2.2 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of less than $0.1 million and $0.1 million in each of the quarters ended June 30, 2011 and 2010 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.

We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.9 million and $0.8 million for the payment of interest and penalties as of June 30, 2011 and December 31, 2010, respectively. We believe that it is reasonably possible that $0.9 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the quarter ended June 30, 2011.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

Various suits and claims arising in the ordinary course of business are pending against us. Due in part to the locations where we conduct business in the continental United States, we may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of June 30, 2011, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $6.2 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. During the second quarter of 2011, we recorded a net increase in our liability of $3.6 million related to new claims and the revision of our exposures for ongoing legal matters.

In June 2011, we agreed to accept $5.5 million in damages, related to the settlement of a KeyView® patent infringement lawsuit, which was paid in full in July 2011. We recognized related legal fees and other expenses of $1.3 million and $1.4 million during the three- and six-month periods ended June 30, 2011, respectively. The settlement amount has been recorded in general and administrative expenses on the condensed consolidated statement of operations.

Self-Insurance Reserves

We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2011 and December 31, 2010, we have recorded $62.2 million and $60.3 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $16.7 million and $15.4 million of insurance receivables as of June 30, 2011 and December 31, 2010, respectively. These insurance receivables are recorded as other assets as of June 30, 2011. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Environmental Remediation Liabilities

For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of June 30, 2011 and December 31, 2010, we have recorded $5.7 million and $4.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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

The components of our earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$36,080	$(10,418)	$17,945	$(19,893)
Income from discontinued operations, net of tax	—	8,182	—	10,077

Income (loss) attributable to Key	$36,080	$(2,236)	$17,945	$(9,816)

Denominator
Weighted average shares outstanding	142,833	125,412	142,521	125,183
Basic earnings (loss) per share from continuing operations attributable to Key	$0.25	$(0.08)	$0.13	$(0.16)
Basic earnings per share from discontinued operations	—	0.06	—	0.08

Basic earnings (loss) per share attributable to Key	$0.25	$(0.02)	$0.13	$(0.08)

Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$36,080	$(10,418)	$17,945	$(19,893)
Income from discontinued operations, net of tax	—	8,182	—	10,077

Income (loss) attributable to Key	$36,080	$(2,236)	$17,945	$(9,816)

Denominator
Weighted average shares outstanding	142,833	125,412	142,521	125,183
Stock options	404	—	346	—
Warrants	—	—	40	—
Stock appreciation rights	83	—	69	—

Total	143,320	125,412	142,976	125,183
Diluted earnings (loss) per share from continuing operations attributable to Key	$0.25	$(0.08)	$0.13	$(0.16)
Diluted earnings per share from discontinued operations	—	0.06	—	0.08

Diluted earnings (loss) per share attributable to Key	$0.25	$(0.02)	$0.13	$(0.08)

The diluted earnings per share calculation for the three and six months ended June 30, 2011 exclude the potential exercise of less than 0.1 million and 0.1 million stock options, respectively. These options were considered anti-dilutive because the exercise prices exceeded the average price of our stock during those periods. None of our stock appreciation rights (“SARS”) were anti-dilutive for the three and six months ended June 30, 2011. Because of our loss from continuing operations for the three and six months ended June 30, 2010, 3.3 million stock options and 0.4 million SARS were excluded from the calculation of our diluted earnings per share, as the potential exercise of those securities would be anti-dilutive in those periods. See “Note 19. Subsequent Events” for events occurring after June 30, 2011 that would materially affect the number of weighted average shares outstanding.

NOTE 12. SHARE-BASED COMPENSATION

We recognized employee share-based compensation expense of $3.9 million and $3.4 million during the three months ended June 30, 2011 and 2010, respectively, and the related income tax benefit recognized was $1.4 million and $1.2 million, respectively. We recognized employee share-based compensation expense of $7.9 million and $6.5 million during the six months ended June 30, 2011 and 2010, respectively, and the related income tax benefit recognized was $2.8 million and $2.6 million, respectively. We did not capitalize any share-based compensation during the three- or six-month periods ended June 30, 2011 and 2010.

The unrecognized compensation cost related to our unvested stock options, restricted shares and phantom shares as of June 30, 2011 is estimated to be less than $0.1 million, $19.4 million and $0.3 million, respectively and is expected to be recognized over a weighted-average period of 1.0 years, 1.3 years and 0.8 years, respectively.

During March 2011, approximately 0.2 million performance units subject to the performance period of March 2010 to March 2011 expired unvested. As of June 30, 2011, the fair value of the remaining performance units was $1.9 million, and is being accreted to compensation expense over the vesting terms of the awards. As of June 30, 2011, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.6 million and is expected to be recognized over a weighted-average period of 0.7 years.

During May 2011, we issued 99,999 shares of common stock to our outside directors. These shares vested immediately and we recognized $1.6 million of expense related to these awards.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

Employee Loans and Advances

From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of June 30, 2011 and December 31, 2010, these loans, in the aggregate, totaled less than $0.1 million, respectively.

Transactions with Affiliates

In October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of June 30, 2011 and December 31, 2010, our receivables from these related parties totaled $0.6 million and $1.0 million, respectively. Revenues from these customers for the three-month periods ended June 30, 2011 and 2010 totaled $0.7 million and $0.5 million, respectively, and $2.1 million and $0.7 million for the six-month periods ended June 30, 2011 and 2010, respectively.

We provide services to an exploration and production company owned by one of our employees who had been the owner of the business we acquired. The prices charged to this company for these services are at rates that are an average of the prices charged to our other customers in the California market where the services are provided. As of June 30, 2011 and December 31, 2010, our receivables from this company totaled $0.5 million and $0.2 million, respectively. Revenues from this company totaled $1.0 million and $1.7 million for the three-month periods ended June 30, 2011 and 2010, respectively, and $1.6 million and $2.3 million for the six-month periods ended June 30, 2011 and 2010, respectively.

Board of Director Relationships with Customers

A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately 2% of our total revenues for each of the three- and six-month periods ended June 30, 2011 and 2010. Receivables outstanding from Anadarko were approximately 2% of our total accounts receivable as of June 30, 2011 and December 31, 2010, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.

A former member of our board of directors who resigned in May 2011 is a member and managing director of the general partner of the indirect, majority owner of Element Petroleum, LP (“Element”), which is one of our customers. Sales to Element were less than 1% of our total revenues for the three and six months ended June 30, 2011 and 2010. Receivables outstanding from Element were less than 1% of our total accounts receivable as of June 30, 2011 and December 31, 2010. Transactions with Element for our services are made on terms consistent with other customers.

NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2011 and December 31, 2010.

Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable — related parties	$1,136	$1,136	$1,198	$1,198

Financial liabilities:
6.75% Senior Notes	$475,000	$475,000	$—	$—
8.375% Senior Notes	3,573	3,743	425,000	450,500
Credit Facility revolving loans	90,000	90,000	—	—

Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.

6.75% Senior Notes due 2021. The fair value of our 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying and fair values of these notes as of June 30, 2011 was $475.0 million.

8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2011 was $3.6 million, and the fair value was $3.7 million (104.77% of carrying value).

Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of June 30, 2011 were $90.0 million.

NOTE 15. SEGMENT INFORMATION

We revised our reportable business segments as of the first quarter of 2011. The revised operating segments are U.S. and International. We also have a “Functional Support” segment associated with managing each of our reportable operating segments. Financial results as of and for the three and six months ended June 30, 2010 have been restated to reflect the change in operating segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our domestic rig services, fluid management services, fishing and rental services, and intervention services are now aggregated within our U.S. reportable segment. Our international rig services business and our Canadian technology development group are now aggregated within our International reportable segment. These changes reflect our current operating focus in compliance with ASC 280. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included in Item 8 of our 2010 Form 10-K. We evaluate the performance of our operating segments based on revenue and income measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:

U.S. Segment

Rig-Based Services

Our rig-based services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger well servicing rigs that are capable of providing conventional and horizontal drilling services. Our rigs consist of various sizes and capabilities, allowing us to service all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.

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

Our rig fleet is also used in the process of permanently shutting-in oil or natural gas wells that are at the end of their productive lives. These plugging and abandonment services generally require auxiliary equipment in addition to a well servicing rig. The demand for plugging and abandonment services is not significantly impacted by the demand for oil and natural gas because well operators are required by state regulations to plug wells that are no longer productive.

Fluid Management Services

We provide fluid management services, including oilfield transportation and produced water disposal services, with our fleet of heavy and medium-duty trucks. The specific services offered include vacuum truck services, fluid transportation services and disposal services for operators whose wells produce saltwater or other non-hydrocarbon fluids. We also supply frac tanks used for temporary storage of fluids associated with fluid hauling operations. In addition, we provide equipment trucks that are used to move large pieces of equipment from one well site to the next, and we operate a fleet of hot oilers capable of pumping heated fluids used to clear soluble restrictions in a wellbore.

Fluid hauling trucks are utilized in connection with drilling and workover projects, which tend to use large amounts of various fluids. In connection with drilling, maintenance or workover activity at a well site, we transport fresh and brine water to the well site and provide temporary storage and disposal of produced saltwater and drilling or workover fluids. These fluids are removed from the well site and transported for disposal in a saltwater disposal well owned by us or a third party.

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

Our operations in Mexico consist mainly of drilling, workover, project management and consulting services. We generate significant revenue from our contract with the Mexican national oil company, Petróleos Mexicanos.

In Argentina and Colombia, our operations consist of drilling and workover services. Our operations in Colombia commenced in the third quarter of 2010.

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

Advanced Measurements, Inc. (“AMI”)

Also included in our International segment is AMI, our technology development and control systems business based in Canada. AMI is focused on oilfield service equipment controls, data acquisition and digital information flow.

Functional Support Segment

Our Functional Support segment manages our U.S. and International operating segments. Functional Support assets consist primarily of cash and cash equivalents, accounts and notes receivable and investments in subsidiaries, deferred financing costs, our equity-method investments and deferred income tax assets.

The following tables set forth our segment information as of and for the three- and six-month periods ended June 30, 2011 and 2010:

As of and for the three months ended June 30, 2011

	U.S.	International	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$367,455	$77,914	$—	$—	$445,369
Intersegment revenues	—	2,147	—	(2,147)	—
Depreciation and amortization	33,824	3,082	2,946	—	39,852
Other operating expenses	247,429	68,455	29,739	—	345,623
Operating income (loss)	86,202	6,377	(32,685)	—	59,894
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense, net of amounts capitalized	13	492	9,536	—	10,041
Income (loss) from continuing operations before tax	86,512	8,244	(37,584)	—	57,172
Long-lived assets[1]	1,415,264	192,262	229,936	(253,593)	1,583,869
Total assets	1,744,293	396,456	427,942	(484,613)	2,084,078
Capital expenditures, excluding acquisitions	54,832	11,945	3,861	—	70,638

As of and for the three months ended June 30, 2010

	U.S.	International	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$224,221	$43,564	$—	$—	$267,785
Intersegment revenues	2,257	—	—	(2,257)	—
Depreciation and amortization	26,235	3,921	2,322	—	32,478
Other operating expenses	163,270	51,498	26,269	—	241,037
Operating income (loss)	34,716	(11,855)	(28,591)	—	(5,730)
Interest expense, net of amounts capitalized	(207)	(59)	10,995	—	10,729
Income (loss) from continuing operations before tax	34,436	(12,582)	(38,780)	—	(16,926)
Long-lived assets[1]	1,040,088	90,458	132,344	—	1,262,890
Total assets	1,418,581	280,388	248,973	(266,106)	1,681,836
Capital expenditures, excluding acquisitions	23,797	3,613	8,098	—	35,508

As of and for the six months ended June 30, 2011

	U.S.	International	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$697,359	$138,994	$—	$—	$836,353
Intersegment revenues	—	4,010	—	(4,010)	—
Depreciation and amortization	66,252	7,577	5,946	—	79,775
Other operating expenses	486,258	123,472	60,472	—	670,202
Operating income (loss)	144,849	7,945	(66,418)	—	86,376
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Interest (income) expense, net of amounts capitalized	54	911	19,387	—	20,352
Income (loss) from continuing operations before tax	146,013	10,230	(126,966)	—	29,277
Long-lived assets[1]	1,415,264	192,262	229,936	(253,593)	1,583,869
Total assets	1,744,293	396,456	427,942	(484,613)	2,084,078
Capital expenditures, excluding acquisitions	150,555	20,905	6,617	—	178,077

As of and for the six months ended June 30, 2010

	U.S.	International	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$420,529	$99,215	$—	$—	$519,744
Intersegment revenues	3,142	—	—	(3,142)	—
Depreciation and amortization	53,532	7,668	4,602	—	65,802
Other operating expenses	318,907	102,269	48,090	—	469,266
Operating income (loss)	48,090	(10,722)	(52,692)	—	(15,324)
Interest (income) expense, net of amounts capitalized	(674)	(215)	21,877	—	20,988
Income (loss) from continuing operations before tax	47,819	(9,799)	(73,556)	—	(35,536)
Long-lived assets[1]	1,040,088	90,458	132,344	—	1,262,890
Total assets	1,418,581	280,388	248,973	(266,106)	1,681,836
Capital expenditures, excluding acquisitions	44,661	9,570	13,692	—	67,923

[1]	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

During the first quarter of 2011, we issued the 2021 Notes, which are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly-owned. These guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The information presented below for the year ended December 31, 2010 reflects our previous guarantee arrangements under the 2014 Notes, which were issued in the fourth quarter of 2007 and of which an aggregate principal amount of $3.6 million remains outstanding as of June 30, 2011.

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$28,445	$377,611	$94,153	$—	$500,209
Property and equipment, net	—	945,438	83,602	—	1,029,040
Goodwill	—	434,751	31,663	—	466,414
Deferred financing costs, net	14,201	—	—	—	14,201
Intercompany notes and accounts receivable and investment in subsidiaries	2,325,766	787,504	(8,530)	(3,104,740)	—
Other assets	104	18,017	56,093	—	74,214

TOTAL ASSETS	$2,368,516	$2,563,321	$256,981	$(3,104,740)	$2,084,078

Liabilities and equity:
Current liabilities	$78,341	$130,456	$70,394	$—	$279,191
Long-term debt and capital leases, less current portion	568,573	1,099	—	—	569,672
Intercompany notes and accounts payable	616,529	1,885,735	26,987	(2,529,251)	—
Deferred tax liabilities	89,269	69,822	8	—	159,099
Other long-term liabilities	1,696	60,331	(19)	—	62,008
Equity	1,014,108	415,878	159,611	(575,489)	1,014,108

TOTAL LIABILITIES AND EQUITY	$2,368,516	$2,563,321	$256,981	$(3,104,740)	$2,084,078

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$20,287	$287,244	$106,489	$—	$414,020
Property and equipment, net	—	861,041	75,703	—	936,744
Goodwill	—	418,047	29,562	—	447,609
Deferred financing costs, net	7,806	—	—	—	7,806
Intercompany notes and accounts receivable and investment in subsidiaries	2,110,185	757,657	(6,226)	(2,861,616)	—
Other assets	5,234	56,954	24,569	—	86,757

TOTAL ASSETS	$2,143,512	$2,380,943	$230,097	$(2,861,616)	$1,892,936

Liabilities and equity:
Current liabilities	$77,144	$142,962	$61,529	$—	$281,635
Long-term debt and capital leases, less current portion	425,000	2,116	5	—	427,121
Intercompany notes and accounts payable	587,801	1,738,214	120,410	(2,446,425)	—
Deferred tax liabilities	70,511	73,790	8	—	144,309
Other long-term liabilities	1,253	56,815	—	—	58,068
Equity	981,803	367,046	48,145	(415,191)	981,803

TOTAL LIABILITIES AND EQUITY	$2,143,512	$2,380,943	$230,097	$(2,861,616)	$1,892,936

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$400,023	$54,927	$(9,581)	$445,369
Direct operating expense	—	251,548	47,440	(8,368)	290,620
Depreciation and amortization expense	—	38,406	1,446	—	39,852
General and administrative expense	354	47,482	8,449	(1,282)	55,003

Operating (loss) income	(354)	62,587	(2,408)	69	59,894

Loss on early extinguishment of debt	—	—	—	—	—
Interest expense, net of amounts capitalized	9,985	(437)	492	1	10,041
Other, net	(4,359)	(1,920)	(1,180)	140	(7,319)

(Loss) income from continuing operations before taxes	(5,980)	64,944	(1,720)	(72)	57,172
Income tax expense	(19,967)	(128)	(717)	—	(20,812)

(Loss) income from continuing operations	(25,947)	64,816	(2,437)	(72)	36,360
Discontinued operations	—	—	—	—	—

Net (loss) income	(25,947)	64,816	(2,437)	(72)	36,360

Income attributable to noncontrolling interest	—	—	280	—	280

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(25,947)	$64,816	$(2,717)	$(72)	$36,080

	Three Months Ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$236,978	$44,515	$(13,708)	$267,785
Direct operating expense	—	150,956	55,651	(10,436)	196,171
Depreciation and amortization expense	—	30,134	2,344	—	32,478
General and administrative expense	65	39,428	6,065	(692)	44,866

Operating (loss) income	(65)	16,460	(19,545)	(2,580)	(5,730)

Interest expense, net of amounts capitalized	11,486	(821)	64	—	10,729
Other, net	(266)	(130)	3,442	(2,579)	467

(Loss) income from continuing operations before taxes	(11,285)	17,411	(23,051)	(1)	(16,926)
Income tax benefit	5,186	—	702	—	5,888

(Loss) income from continuing operations	(6,099)	17,411	(22,349)	(1)	(11,038)
Discontinued operations	—	8,182	—	—	8,182

Net (loss) income	(6,099)	25,593	(22,349)	(1)	(2,856)

Loss attributable to noncontrolling interest	—	—	(620)	—	(620)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(6,099)	$25,593	$(21,729)	$(1)	$(2,236)

	Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$751,836	$102,227	$(17,710)	$836,353
Direct operating expense	—	490,596	87,339	(15,515)	562,420
Depreciation and amortization expense	—	75,778	3,997	—	79,775
General and administrative expense	667	93,773	15,631	(2,289)	107,782

Operating (loss) income	(667)	91,689	(4,740)	94	86,376

Loss on early extinguishment of debt	46,451	—	—	—	46,451
Interest expense, net of amounts capitalized	20,484	(1,043)	911	—	20,352
Other, net	(5,108)	(4,068)	(737)	209	(9,704)

(Loss) income from continuing operations before taxes	(62,494)	96,800	(4,914)	(115)	29,277
Income tax (expense) benefit	(11,945)	880	(564)	—	(11,629)

(Loss) income from continuing operations	(74,439)	97,680	(5,478)	(115)	17,648
Discontinued operations	—	—	—	—	—

Net (loss) income	(74,439)	97,680	(5,478)	(115)	17,648

Loss attributable to noncontrolling interest	—	—	(297)	—	(297)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(74,439)	$97,680	$(5,181)	$(115)	$17,945

	Six Months Ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Revenues	$—	$448,172	$100,526	$(28,954)	$519,744
Direct operating expense	—	296,303	110,787	(21,717)	385,373
Depreciation and amortization expense	—	61,095	4,707	—	65,802
General and administrative expense	1,293	73,170	11,304	(1,874)	83,893

Operating (loss) income	(1,293)	17,604	(26,272)	(5,363)	(15,324)

Interest expense, net of amounts capitalized	22,673	(1,710)	25	—	20,988
Other, net	(963)	556	5,924	(6,293)	(776)

(Loss) income from continuing operations before taxes	(23,003)	18,758	(32,221)	930	(35,536)
Income tax benefit	12,492	—	1,104	—	13,596

(Loss) income from continuing operations	(10,511)	18,758	(31,117)	930	(21,940)
Discontinued operations	—	10,077	—	—	10,077

Net (loss) income	(10,511)	28,835	(31,117)	930	(11,863)

Loss attributable to noncontrolling interest	—	—	(2,047)	—	(2,047)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(10,511)	$28,835	$(29,070)	$930	$(9,816)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$—	$26,184	$3,677	$—	$29,861
Cash flows from investing activities:
Capital expenditures	—	(170,303)	(7,774)	—	(178,077)
Intercompany notes and accounts	—	108,653	—	(108,653)	—
Other investing activities, net	—	18,734	—	—	18,734

Net cash (used in) provided by investing activities	—	(42,916)	(7,774)	(108,653)	(159,343)

Cash flows from financing activities:
Repayments of long-term debt	(460,509)	—	—	—	(460,509)
Proceeds from long-term debt	475,000	—	—	—	475,000
Repayment of capital lease obligations	—	(2,132)	—	—	(2,132)
Proceeds from borrowings on revolving credit facility	143,000	—	—	—	143,000
Repayments on revolving credit facility	(53,000)	—	—	—	(53,000)
Payment of deferred financing costs	—	(14,640)	—	—	(14,640)
Repurchases of common stock	(5,399)	—	—	—	(5,399)
Intercompany notes and accounts	(108,653)	—	—	108,653	—
Other financing activities, net	9,561	—	—	—	9,561

Net cash provided by financing activities	—	(16,772)	—	108,653	91,881

Effect of changes in exchange rates on cash	—	—	(4,386)	—	(4,386)

Net decrease in cash and cash equivalents	—	(33,504)	(8,483)	—	(41,987)

Cash and cash equivalents at beginning of period	—	42,973	13,655	—	56,628

Cash and cash equivalents at end of period	$—	$9,469	$5,172	$—	$14,641

	Six Months Ended June 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$—	$66,432	$(1,737)	$—	$64,695
Cash flows from investing activities:
Capital expenditures	—	(61,448)	(6,475)	—	(67,923)
Intercompany notes and accounts	(165)	(2,094)	—	2,259	—
Other investing activities, net	165	20,073	—	—	20,238

Net cash (used in) provided by investing activities	—	(43,469)	(6,475)	2,259	(47,685)

Cash flows from financing activities:
Repayments of long-term debt	—	(6,970)	—	—	(6,970)
Repurchases of common stock	(2,357)	—	—	—	(2,357)
Intercompany notes and accounts	2,094	165	—	(2,259)	—
Other financing activities, net	263	—	—	—	263

Net cash used in financing activities	—	(6,805)	—	(2,259)	(9,064)

Effect of changes in exchange rates on cash	—	—	1,700	—	1,700

Net increase (decrease) in cash and cash equivalents	—	16,158	(6,512)	—	9,646

Cash and cash equivalents at beginning of period	—	19,391	18,003	—	37,394

Cash and cash equivalents at end of period	$—	$35,549	$11,491	$—	$47,040

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
REVENUES	$—	$71,244	$—	$121,356
COSTS AND EXPENSES:
Direct operating expenses	—	53,540	—	95,258
Depreciation and amortization	—	3,379	—	6,758
General and administrative expenses	—	1,996	—	3,921
Other, net	—	(165)	—	(187)

Total costs and expenses, net	—	58,750	—	105,750

Income before taxes	—	12,494	—	15,606
Income tax expense	—	(4,312)	—	(5,529)

Net income	$—	$8,182	$—	$10,077

NOTE 18. VARIABLE INTEREST ENTITIES

On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services LLC to form the joint venture AlMansoori Key Energy Services LLC. We hold three of the five board of directors seats and a controlling financial interest in the joint venture; accordingly, we consolidate the entity in our financial statements.

For the three and six months ended June 30, 2011, we recognized $2.5 million and $4.2 million of revenue, respectively, and $0.3 million and $0.6 million of net income, respectively, associated with this joint venture. For the three and six months ended June 30, 2010, we recognized no revenue or net income associated with this joint venture. Also, we have guaranteed the timely performance of the joint venture under its sole contract valued at $2 million. At June 30, 2011, there were approximately $5.7 million of assets in the joint venture.

NOTE 19. SUBSEQUENT EVENTS

Proposed Acquisition

On July 13, 2011, we entered into an agreement and plan of merger with Edge Oilfield Services, L.L.C. and Summit Oilfield Services, L.L.C. (collectively, “Edge”). Edge primarily rents frac stack equipment used to support hydraulic fracturing operations and the associated flow back of frac fluids, proppants, oil and natural gas. It also provides well testing services, rental equipment such as pumps and power swivels, and oilfield fishing services. The total consideration for the acquisition is approximately $300 million consisting of approximately 7.5 million shares of our common stock and approximately $164 million in cash, which is subject to working capital and other adjustments at closing. In addition to the $300 million of consideration, we have also agreed to reimburse or fund up to $40 million of Edge’s pre-closing capital expenditures. The acquisition is subject to satisfaction of certain regulatory approvals and other customary closing conditions. We received notification that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 terminated effective July 29, 2011. We expect the closing of the transaction to take place in the third quarter of 2011. We intend to account for this acquisition as a business combination. We plan to fund this acquisition with funds available under the amended 2011 Credit Facility and the issuance of equity.

Amendment of Credit Facility

On July 27, 2011, we entered into the First Amendment to the 2011 Credit Facility (the “Amendment”) with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents. The Amendment, which is effective as of July 27, 2011, amends certain provisions of our 2011 Credit Facility, dated as of March 31, 2011, which provides for a senior secured credit facility consisting of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400.0 million, all of which will mature no later than March 31, 2016. The 2011 Credit Facility and the obligations thereunder are secured by substantially all of our assets and those of our subsidiary guarantors, and are guaranteed by certain of our existing and future domestic subsidiaries. Among other changes, the Amendment increased the total commitments by the lenders under the credit facility from $400.0 million to $550.0 million, effected by an increase in the commitments of certain existing lenders under the facility and the addition of certain new lenders. The Amendment also modifies the 2011 Credit Facility by, among other things: increasing, from $500.0 million to $650.0 million, the maximum aggregate amount of commitments permitted under the 2011 Credit Facility pursuant to our option to increase commitments by the lenders; and amending the requirement that we maintain a debt to capitalization ratio of consolidated total funded indebtedness to total capitalization of 45% or less by changing the maximum required ratio to 50% through March 31, 2012.

In connection with the execution of the Amendment to the 2011 Credit Facility, we anticipate capitalizing $1.5 million of financing costs that will be amortized over the term of the debt.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations based in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2011 and 2010, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2010 Form 10-K.

We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International operating segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.

PERFORMANCE MEASURES

We believe that the Baker Hughes U.S. land drilling rig count is the best barometer of overall oilfield capital spending and activity levels in our primary U.S. onshore market, and this data is made publicly available on a weekly basis. Historically, our activity levels have been highly correlated to capital spending by oil and natural gas producers. Generally, when oil and natural gas prices rise, capital spending by our customers tends to increase. Conversely, if oil and natural gas prices fall, capital spending by our customers tends to decrease, and the Baker Hughes U.S. land drilling rig count tends to decline.

	WTI Cushing Oil	NYMEX Henry Hub Natural Gas	Average Baker Hughes U.S. Land
	(1)	(1)	Drilling Rigs (2)
2011:
First Quarter	$94.07	$4.20	1,695
Second Quarter	$102.02	$4.38	1,803

2010:
First Quarter	$74.78	$5.14	1,354
Second Quarter	$74.79	$4.30	1,513
Third Quarter	$72.46	$4.30	1,626
Fourth Quarter	$85.16	$3.98	1,688

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg
(2)	Source: www.bakerhughes.com

Internally, we measure activity levels in our U.S. and International segments primarily through our rig and trucking hours. Generally, as capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we generally provide fewer rig and trucking services, which results in lower hours worked.

The following table presents our quarterly rig and trucking hours from 2010 through the second quarter of 2011:

	Rig Hours	Trucking Hours
2011:
First Quarter	525,460	711,701
Second Quarter	544,917	776,382

2010:
First Quarter	485,183	459,292
Second Quarter	489,168	518,483
Third Quarter	503,890	559,181
Fourth Quarter	493,945	707,616

Total 2010	1,972,186	2,244,572

MARKET CONDITIONS AND OUTLOOK

Market Conditions — Quarter Ended June 30, 2011

Market conditions during the second quarter of 2011 continued to improve, especially in the oil markets we serve. Many of our major customers increased oil-directed activity during the quarter.

Demand for our services in the U.S. was strong in all our oil-driven markets. We saw improvement in pricing compared to previous quarters due largely to price increases implemented late in the first quarter of 2011. Overall, results for the majority of our U.S. operations improved due to increased demand, pricing and favorable work mix. We continue to deploy assets across all our domestic lines of business to more profitable regions to help offset our rising costs.

Our international segment continued to have profitable results in the second quarter of 2011. Our assets in Mexico were fully utilized and we saw significant improvements over the first quarter. These improvements were partially offset by negative results in Argentina as a result of general work strikes throughout the quarter. In Colombia, we placed additional rigs into service during the quarter, which improved our results in this region.

Market Outlook

We believe that we will continue to see growth in our U.S. and international markets during the remainder of 2011 due to increased activity and pricing relative to 2010. Driven by higher oil prices, we anticipate that our core businesses will continue to show improvement, as our customers increase capital expenditures in an effort to grow production.

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

We also believe that our international operations will play an increasing role in the growth of our business. We intend to deploy additional assets internationally during 2011. We expect our activity in the Middle East and Russia to grow in 2011, and combined with full utilization of assets in Mexico and Colombia, this should result in positive contributions to our revenues and earnings for the remainder of 2011.

We also continue to explore opportunities for expanding our service footprint into new markets or new lines of business as those opportunities present themselves.

RESULTS OF OPERATIONS

The following table shows our consolidated results of operations for the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES	$445,369	$267,785	$836,353	$519,744
Direct operating expenses	290,620	196,171	562,420	385,373
Depreciation and amortization expense	39,852	32,478	79,775	65,802
General and administrative expenses	55,003	44,866	107,782	83,893

Operating income (loss)	59,894	(5,730)	86,376	(15,324)

Loss on early extinguishment of debt	—	—	46,451	—
Interest expense, net of amounts capitalized	10,041	10,729	20,352	20,988
Other, net	(7,319)	467	(9,704)	(776)

Income (loss) from continuing operations before tax	57,172	(16,926)	29,277	(35,536)
Income tax (expense) benefit	(20,812)	5,888	(11,629)	13,596

Income (loss) from continuing operations	36,360	(11,038)	17,648	(21,940)
Income from discontinued operations, net of tax expense of $0, $(4,312), $0 and $(5,529), respectively	—	8,182	—	10,077

Net income (loss)	36,360	(2,856)	17,648	(11,863)

Income (loss) attributable to noncontrolling interest	280	(620)	(297)	(2,047)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$36,080	$(2,236)	$17,945	$(9,816)

Consolidated Results of Operations — Three Months Ended June 30, 2011 and 2010

Revenues

Our revenues for the three months ended June 30, 2011 increased $177.6 million, or 66.3%, to $445.4 million from $267.8 million for the three months ended June 30, 2010 mostly due to increased demand for our services from improved market and overall economic conditions as well as both domestic and international expansion. See “Segment Operating Results — Three Months Ended June 30, 2011 and 2010” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses

Our direct operating expenses increased $94.4 million, to $290.6 million (65.3% of revenues), for the three months ended June 30, 2011, compared to $196.2 million (73.3% of revenues) for the three months ended June 30, 2010. The increase was a direct result of activity increases in our business and inflation. Fuel and salary expenses have increased compared to the second quarter of the prior year due to rising prices. We have also reinstated employee benefits that were suspended since 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $7.4 million, or 22.7%, to $39.9 million during the second quarter of 2011, compared to $32.5 million for the second quarter of 2010. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2010, as well as increased capital expenditures in 2010 and the first six months of 2011.

General and Administrative Expenses

General and administrative expenses increased $10.1 million, to $55.0 million (12.3% of revenues), for the three months ended June 30, 2011, compared to $44.9 million (16.8% of revenues) for the three months ended June 30, 2010. The second quarter increase was primarily due to the rescission of temporary employee compensation and benefit reductions as well as increased headcount due to our growth.

Interest Expense, net of Amounts Capitalized

Interest expense decreased $0.7 million, or 6.4%, to $10.0 million for the three months ended June 30, 2011, compared to $10.7 million for the same period in 2010. We repurchased 99.2%, or $421.4 million, in aggregate principal amount of our 8.375% Notes due 2014 during the first quarter pursuant to a tender offer for the notes and simultaneously issued $475.0 million aggregate principal amount of 6.75% Notes due 2021, therefore decreasing interest expense due to the lower interest rate.

Other, net

The following table summarizes the components of other, net for the periods indicated:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Loss on disposal of assets, net	$162	$320
Interest income	(2)	(21)
Foreign exchange (gain) loss	(2,717)	855
Gain on sale of equity method investment	(4,783)	—
Other expense (income), net	21	(687)

Total	$(7,319)	$467

In April 2011 we sold our shares in IROC Energy Services Corp. (“IROC”) and recorded a gain on the sale of $4.8 million during the second quarter. Our foreign exchange gain relates to an increase in U.S. dollar-denominated transactions in our foreign locations and the strengthening of the U.S. dollar.

Income Tax (Expense) Benefit

We recorded income tax expense of $20.8 million on pre-tax income of $57.2 million in the second quarter of 2011, compared to an income tax benefit of $5.9 million on a pre-tax loss of $16.9 million in the second quarter of 2010. Our effective tax rate was 36.4% for the three months ended June 30, 2011, compared to 34.8% for the three months ended June 30, 2010. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.

Discontinued Operations

We recorded no amounts from discontinued operations for the three months ended June 30, 2011, compared to net income from discontinued operations of $8.2 million for the three months ended June 30, 2010. Our discontinued operations in 2010 relate to the sale of our pressure pumping and wireline businesses during the fourth quarter of 2010.

Noncontrolling Interest

For the three months ended June 30, 2011, we allocated $0.3 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to a net loss of $0.6 million for the three months ended June 30, 2010.

Segment Operating Results — Three Months Ended June 30, 2011 and 2010

The following table shows operating results for each of our segments for the three-month periods ended June 30, 2011 and 2010 (in thousands):

For the three months ended June 30, 2011

	U.S.	International	Functional Support	Total
Revenues from external customers	$367,455	$77,914	$—	$445,369
Operating expenses	281,253	71,537	32,685	385,475
Operating income (loss)	86,202	6,377	(32,685)	59,894

For the three months ended June 30, 2010

	U.S.	International	Functional Support	Total
Revenues from external customers	$224,221	$43,564	$—	$267,785
Operating expenses	189,505	55,419	28,591	273,515
Operating income (loss)	34,716	(11,855)	(28,591)	(5,730)

U.S.

Revenues from external customers for our U.S. segment increased $143.2 million, or 63.9%, to $367.5 million for the three months ended June 30, 2011, compared to $224.2 million for the three months ended June 30, 2010. The increase for this segment was due to an increase in activity for our rig-based services and fluid management services along with improved pricing during the period, as well as a shift in our work mix to higher intensity horizontal well completion. Activity also increased in our intervention services business due to the acquisition of additional coiled tubing units during 2010. Demand for fishing and rental services also increased compared to the prior year, and pricing for these services improved as drilling and completion activity has increased.

Operating expenses for our U.S. segment were $281.3 million during the three months ended June 30, 2011, which represented an increase of $91.7 million, or 48.4%, compared to $189.5 million for the same period in 2010. The increase was directly attributable to increased activity during the period combined with the impact of inflationary pressure on fuel and wage expenses and the impact of the rescission in late 2010 of temporary cost reduction measures implemented in 2009.

International

Revenues for our international segment increased $34.4 million, or 78.8%, to $77.9 million for the three months ended June 30, 2011, compared to $43.6 million for the three months ended June 30, 2010. The increase for this segment is primarily attributable to our international expansion during 2010 to Colombia and the Middle East, in addition to increased activity in Mexico and Russia.

Operating expenses for our international segment increased $16.1 million, or 29.1%, to $71.5 million for the three months ended June 30, 2011, compared to $55.4 million for the three months ended June 30, 2010, and increased as a direct result of additional activity during the period.

Functional Support

Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International operating segments, increased $4.1 million, or 14.3%, to $32.7 million (7.3% of consolidated revenues) for the three months ended June 30, 2011 compared to $28.6 million (10.7% of consolidated revenues) for the same period in 2010. The increase in costs relates to the reinstatement in late 2010 of certain employee compensation and benefits that had been suspended in 2009 as part of our cost savings effort.

Consolidated Results of Operations — Six Months Ended June 30, 2011 and 2010

Revenues

Our revenues for the six months ended June 30, 2011 increased $316.6 million, or 60.9%, to $836.4 million from $519.7 million for the six months ended June 30, 2010. See “Segment Operating Results — Six Months Ended June 30, 2011 and 2010” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses

Our direct operating expenses increased $177.0 million, to $562.4 million (67.2% of revenues), for the six months ended June 30, 2011, compared to $385.4 million (74.1% of revenues) for the six months ended June 30, 2010. The increase was a direct result of activity increases in our business and inflation. Fuel and salary expenses have increased compared to the first six months of the prior year due to rising prices. We have also reinstated employee compensation and benefits that were suspended since 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $14.0 million, or 21.2%, to $79.8 million for the six months ended June 30, 2011, compared to $65.8 million for the six months ended June 30, 2010. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2010, as well as increased capital expenditures in 2010 and 2011.

General and Administrative Expenses

General and administrative expenses increased $23.9 million, to $107.8 million (12.9% of revenues), for the six months ended June 30, 2011, compared to $83.9 million (16.1% of revenues) for the six months ended June 30, 2010. The increase for the first six months of 2011 was primarily due to an increase in employee compensation resulting from the rescission of temporary employee compensation and benefit reductions as well as increased headcount due to our growth. We also incurred additional professional fees related to acquisition activity.

Interest Expense, net of Amounts Capitalized

Interest expense decreased $0.6 million, to $20.4 million for the six months ended June 30, 2011, compared to $21.0 million for the same period in 2010. The decrease relates to the first quarter repurchase of the majority of our 8.375% Notes due 2014 as well as lower interest rates on the 6.75% Notes due 2021.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $46.5 million for the six months ended June 30, 2011, compared to zero for the same period in 2010, due to our tender offer for the 2014 Notes and the termination of the 2007 Credit Facility during the first quarter of 2011. The loss consisted of the tender premium on the 2014 Notes, as well as transaction fees and the write-off of the unamortized portion of deferred financing costs.

Other, net

The following table summarizes the components of other, net for the periods indicated:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
(Gain) loss on disposal of assets, net	$(507)	$655
Interest income	(22)	(36)
Foreign exchange gain	(4,185)	(509)
Gain on sale of equity method investment	(4,783)	—
Other income, net	(207)	(886)

Total	$(9,704)	$(776)

In April 2011 we sold our shares in IROC Energy Services Corp. (“IROC”) and recorded a gain on the sale of $4.8 million during the second quarter. Our foreign exchange gain relates to an increase in U.S. dollar-denominated transactions in our foreign locations and the strengthening of the U.S. dollar.

Income Tax (Expense) Benefit

We recorded income tax expense of $11.6 million on pre-tax income of $29.3 million for the six months ended June 30, 2011, compared to an income tax benefit of $13.6 million on a pre-tax loss of $35.6 million for the six months ended June 30, 2010. Our effective tax rate was 39.7% for the six months ended June 30, 2011, compared to 38.3% for the six months ended June 30, 2010. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to numerous factors, including the mix of profit and loss between various taxing jurisdictions, specifically the charge recorded in the U.S. on the early extinguishment of debt, and the impact of permanent items that affect book income but do not affect taxable income.

Discontinued Operations

We recorded no amounts from discontinued operations for the six months ended June 30, 2011, compared to net income from discontinued operations of $10.1 million for the six months ended June 30, 2010. Our discontinued operations in 2010 relate to the sale of our pressure pumping and wireline businesses during the fourth quarter of 2010.

Noncontrolling Interest

For the six months ended June 30, 2011, we allocated $0.3 million associated with the net loss incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to $2.0 million for the six months ended June 30, 2010.

Segment Operating Results — Six Months Ended June 30, 2011 and 2010

The following table shows operating results for each of our segments for the six-month periods ended June 30, 2011 and 2010 (in thousands):

For the six months ended June 30, 2011

	U.S.	International	Functional Support	Total
Revenues from external customers	$697,359	$138,994	$—	$836,353
Operating expenses	552,510	131,049	66,418	749,977
Operating income (loss)	144,849	7,945	(66,418)	86,376

For the six months ended June 30, 2010

	U.S.	International	Functional Support	Total
Revenues from external customers	$420,529	$99,215	$—	$519,744
Operating expenses	372,439	109,937	52,692	535,068
Operating income (loss)	48,090	(10,722)	(52,692)	(15,324)

U.S.

Revenues from external customers for our U.S. segment increased $276.8 million, or 65.8%, to $697.4 million for the six months ended June 30, 2011, compared to $420.5 million for the six months ended June 30, 2010. The increase for this segment was due to an increase in activity for our services along with improved pricing. During the first quarter of 2011, we implemented price increases for all of our lines of business.

Operating expenses for our U.S. segment were $552.5 million during the six months ended June 30, 2011, which represented an increase of $180.1 million, or 48.3%, compared to $372.4 million for the same period in 2010. The increase was directly attributable to increased activity during the period combined with the impact of inflationary pressure on fuel and wage expenses and the impact of the rescission in late 2010 of temporary cost reduction measures implemented in 2009.

International

Revenues for our international segment increased $39.8 million, or 40.1%, to $139.0 million for the six months ended June 30, 2011, compared to $99.2 million for the six months ended June 30, 2010. The increase for this segment is primarily attributable to our international expansion during 2010 to Colombia and the Middle East, in addition to increased activity in Mexico and Russia.

Operating expenses for our international segment increased $21.1 million, or 19.2%, to $131.0 million for the six months ended June 30, 2011, compared to $109.9 million for the six months ended June 30, 2010, and increased as a direct result of additional activity during the period.

Functional Support

Operating expenses for Functional Support increased $13.7 million, or 26.0%, to $66.4 million (7.9% of consolidated revenues) for the six months ended June 30, 2011 compared to $52.7 million (10.1% of consolidated revenues) for the same period in 2010. The increase in costs relates to the reinstatement in late 2010 of certain employee compensation and benefits that had been suspended in 2009 as part of our cost savings effort.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition and Liquidity

As of June 30, 2011, we had cash and cash equivalents of $14.6 million. Our working capital (excluding the current portion of capital leases and long-term debt) was $223.9 million, compared to $136.4 million as of December 31, 2010. Our working capital increased from the prior year end primarily as a result of the payment of income taxes in March 2011 through borrowings on our long-term revolving credit facility and an increase in accounts receivable due to activity increases associated with improving market conditions during the six months ended June 30, 2011. Our total outstanding debt (including capital leases) was $572.6 million, and we have no significant debt maturities until 2016. As of June 30, 2011, we have $90.0 million in borrowings and $59.5 million in committed letters of credit outstanding under our 2011 Credit Facility (defined below), leaving $250.5 million of available borrowing capacity. We amended the 2011 Credit Facility effective July 27, 2011 which increased our available borrowing capacity by $150 million (as discussed further below under “Senior Secured Credit Facility”).

Cash Flows

The following table summarizes our cash flows for the six-month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$29,861	$64,695
Cash paid for capital expenditures	(178,077)	(67,923)
Proceeds received from sale of fixed assets	6,769	20,073
Proceeds from sale of equity method investment	11,965	—
Other investing activities, net	—	165
Repayments of capital lease obligations	(2,132)	(3,992)
Repayments of long-term debt	(460,509)	(6,970)
Proceeds from long-term debt	475,000	—
Proceeds from borrowings on revolving credit facility	143,000	30,000
Repayments on revolving credit facility	(53,000)	(30,000)
Repurchases of common stock	(5,399)	(2,357)
Other financing activities, net	(5,079)	4,255
Effect of exchange rates on cash	(4,386)	1,700

Net (decrease) increase in cash and cash equivalents	$(41,987)	$9,646

Cash provided by operating activities was $29.9 million and $64.7 million for the six months ended June 30, 2011 and 2010, respectively. Operating cash inflows for 2011 relate to net income for the period, partially offset by the payment of our income tax obligations from 2010 and an increase in accounts receivable associated with increased activity.

Cash used in investing activities was $159.3 million and $47.7 million for the six months ended June 30, 2011 and 2010, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through June 30, 2011 relate to the increased demand for our services and associated growth initiatives.

Cash provided by financing activities was $91.9 million during the six months ended June 30, 2011 compared to cash used in financing activities of $9.1 million for the six months ended June 30, 2010. Overall financing cash inflows for 2011 relate to borrowings on our revolving credit facility to fund a portion of our capital expenditure program and an income tax payment made in March 2011.

Sources of Liquidity and Capital Resources

Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.

Debt Service

We do not have any significant maturities of debt in 2011. Interest on our revolving credit facility is due each quarter. Interest on our 2021 Notes (as defined below) is estimated to be $16.4 million for the remainder of 2011. We expect to fund interest payments from cash generated by operations. At June 30, 2011, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Principal Payments
(in thousands)
2011	$—
2012	—
2013	—
2014	3,573
2015 and thereafter	565,000

Total principal payments	$568,573

At June 30, 2011, we were in compliance with all the covenants required under the 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.

8.375% Senior Notes due 2014

On November 29, 2007, we issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). On March 4, 2011, we repurchased $421.3 million aggregate principal amount of our 2014 Notes at a purchase price of $1,090 per $1,000 principal amount. On March 15, 2011, we repurchased an additional $0.1 million aggregate principal amount at a purchase price of $1,060 per $1,000 principal amount. In connection with the repurchase of the 2014 Notes, we incurred a loss of $44.3 million on the early extinguishment of debt related to the premium paid on the tender, the payment of related fees and the write-off of unamortized loan fees. Interest on the remaining $3.6 million aggregate principal amount of 2014 Notes outstanding is payable on June 1 and December 1 of each year. The 2014 Notes mature on December 1, 2014.

6.75% Senior Notes due 2021

On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). Net proceeds, after deducting underwriters’ fees and offering expenses, were $466.0 million. We used the net proceeds to repurchase the 2014 Notes as described above, including accrued and unpaid interest and fees and expenses. We capitalized $10.0 million of financing costs associated with the issuance of this debt that will be amortized over the term of the notes.

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

At any time and from time to time before March 1, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the outstanding 2021 Notes at a redemption price of 106.750% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from any one or more equity offerings provided that (i) at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding immediately after each such redemption and (ii) each such redemption shall occur within 180 days of the date of the closing of such equity offering.

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

These covenants are subject to certain exceptions and qualifications and contain cross-default provisions relating to the covenants of our 2011 Credit Facility, discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2011, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at June 30, 2011.

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

In connection with the execution of the 2011 Credit Facility, we capitalized $4.8 million of financing costs that will be amortized over the term of the debt.

The interest rate per annum applicable to the 2011 Credit Facility is, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans ranges from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility equal 0.50%. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.76% for the three-month period ended June 30, 2011.

The 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our consolidated funded indebtedness be no greater than 45% of our adjusted total capitalization;

•

our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least:

Fiscal Quarter Ending	Ratio
June 30, 2011 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

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

On July 27, 2011, we entered into the First Amendment to the 2011 Credit Facility (the “Amendment”) with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents. The Amendment, which is effective as of July 27, 2011, amends certain provisions of our 2011 Credit Facility. Among other changes, the Amendment increased the total commitments by the lenders under the credit facility from $400.0 million to $550.0 million, effected by an increase in the commitments of certain existing lenders under the facility and the addition of certain new lenders. The Amendment also modifies the 2011 Credit Facility by increasing, from $500.0 million to $650.0 million, the maximum aggregate amount of commitments permitted under the 2011 Credit Facility pursuant to our option to increase commitments by the lenders and amending the requirement that we maintain a debt to capitalization ratio of consolidated total funded indebtedness to total capitalization of 45% or less by changing the maximum required ratio to 50% through March 31, 2012.

Capital Lease Agreements

We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of June 30, 2011, there was $4.0 million outstanding under such equipment leases.

Off-Balance Sheet Arrangements

At June 30, 2011 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements

As of June 30, 2011, we had cash and cash equivalents of $14.6 million, available borrowing capacity of $250.5 million under our 2011 Credit Facility, and no significant debt maturities until 2016. Also, with the amendment of our 2011 Credit Facility in July 2011, we increased our available borrowing capacity by $150 million. We believe that our internally generated cash flows from operations, availability under the 2011 Credit Facility and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for current and future operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.

Capital Expenditures

During the six months ended June 30, 2011, our capital expenditures totaled $178.1 million, primarily related to fluid management expansion in the Bakken Shale, the deployment of heavy duty workover rigs, the purchase of premium drill pipe and major maintenance of our existing fleet and equipment. Our capital expenditures program is expected to total $365.0 million during 2011, focusing mainly on expansion to selected growth regions in the U.S. market. Our capital expenditure program for 2011 is subject to market conditions, including activity levels, commodity prices, and industry capacity. During the remainder of 2011, we plan to focus on maximizing our current equipment fleet, and we have increased our planned capital expenditures to increase market share and expand our presence into new markets. We currently anticipate funding our 2011 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove insufficient to warrant our currently planned capital spending levels, management expects it would adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

Proposed Acquisition

On July 13, 2011, we entered into an agreement and plan of merger with Edge Oilfield Services, L.L.C. and Summit Oilfield Services, L.L.C. (collectively, “Edge”). Edge primarily rents frac stack equipment used to support hydraulic fracturing operations and the associated flow back of frac fluids, proppants, oil and natural gas. It also provides well testing services, rental equipment such as pumps and power swivels, and oilfield fishing services. The total consideration for the acquisition is approximately $300 million consisting of approximately 7.5 million shares of our common stock and approximately $164 million in cash, which is subject to working capital and other adjustments at closing. We received notification that the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 terminated effective July 29, 2011. In addition to the $300 million of consideration, we have also agreed to reimburse or fund up to $40 million of Edge’s pre-closing capital expenditures. The acquisition is subject to satisfaction of certain regulatory approvals and other customary closing conditions. We expect the closing of the transaction to take place in the third quarter of 2011. We intend to account for this acquisition as a business combination. We plan to fund this acquisition with available funds under the amended 2011 Credit Facility and the issuance of equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2011, we agreed to accept $5.5 million in damages, related to the settlement of a KeyView® patent infringement lawsuit, which was paid in full in July 2011. We recognized related legal fees and other expenses of $1.3 million during the second quarter of 2011.

We are subject to various suits and claims that have arisen in the ordinary course of business. We do not believe that the disposition of any of our ordinary course litigation will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 10. Commitments and Contingencies” in “Item 1. Financial Statements” in Part I of this report.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors disclosed in our 2010 Form 10-K. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2011 to April 30, 2011	18,481	$15.31	—	$—
May 1, 2011 to May 31, 2011	1,983	15.70	—	—
June 1, 2011 to June 30, 2011	17,372	17.33	—	—

Total	37,836	$16.26	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.
(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the NYSE on the vesting date for awards granted under the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan and the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date: August 5, 2011	By:	/s/ T.M. Whichard III
T.M. Whichard III
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal
Financial Officer)

EXHIBIT INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Third Restated By-laws of Key Energy Services, Inc. (reflecting the Second Amended and Restated By-laws of Key Energy Services, Inc. adopted on September 21, 2006, as amended on November 2, 2007, April 4, 2008 and June 4, 2009) (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 15, 2011, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith