Form 10-Q
period 2011-09-30
KEY ENERGY SERVICES INC
filed 2011-11-04
CIK 318996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of October 28, 2011, the number of outstanding shares of common stock of the registrant was 150,737,818.

KEY ENERGY SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended September 30, 2011

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,318	$56,628
Accounts receivable, net of allowance for doubtful accounts of $8,687 and $7,791, respectively	408,536	261,818
Inventories	34,811	23,516
Income taxes receivable	26,236	847
Other current assets	77,730	71,211

Total current assets	566,631	414,020

Property and equipment	2,131,590	1,832,443
Accumulated depreciation	(987,434)	(895,699)

Property and equipment, net	1,144,156	936,744

Goodwill	625,488	447,609
Other intangible assets, net	86,449	58,151
Deferred financing costs, net	15,018	7,806
Equity method investments	1,044	5,940
Other non-current assets	30,196	22,666

TOTAL ASSETS	$2,468,982	$1,892,936

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$78,389	$56,310
Other current liabilities	205,744	221,346
Current portion of capital leases and long-term debt	2,283	3,979

Total current liabilities	286,416	281,635

Capital leases and long-term debt	744,309	427,121
Other non-current liabilities	262,851	202,377

Commitments and contingencies

Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 150,745,056 and 141,656,426 shares issued and outstanding	15,075	14,166
Additional paid-in capital	912,581	775,601
Accumulated other comprehensive loss	(55,165)	(51,334)
Retained earnings	272,766	210,653

Total equity attributable to Key	1,145,257	949,086
Noncontrolling interest	30,149	32,717

Total equity	1,175,406	981,803

TOTAL LIABILITIES AND EQUITY	$2,468,982	$1,892,936

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$501,315	$283,739	$1,337,668	$803,483
COSTS AND EXPENSES:
Direct operating expenses	314,657	198,158	877,077	583,531
Depreciation and amortization expense	42,341	32,565	122,116	98,367
General and administrative expenses	62,932	46,833	170,714	130,726

Operating income (loss)	81,385	6,183	167,761	(9,141)

Loss on early extinguishment of debt	—	—	46,451	—
Interest expense, net of amounts capitalized	11,236	10,626	31,588	31,614
Other, net	1,634	(780)	(8,070)	(1,556)

Income (loss) from continuing operations before tax	68,515	(3,663)	97,792	(39,199)
Income tax (expense) benefit	(25,077)	1,383	(36,706)	14,979

Income (loss) from continuing operations	43,438	(2,280)	61,086	(24,220)
Income from discontinued operations, net of tax expense of $—, $5,515, $— and $11,044, respectively	—	8,283	—	18,360

Net income (loss)	43,438	6,003	61,086	(5,860)

Loss attributable to noncontrolling interest	(730)	(769)	(1,027)	(2,816)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$44,168	$6,772	$62,113	$(3,044)

Earnings (loss) per share from continuing operations attributable to Key:
Basic and Diluted	$0.30	$(0.01)	$0.43	$(0.17)

Earnings per share from discontinued operations:
Basic and Diluted	$—	$0.06	$—	$0.15

Earnings (loss) per share attributable to Key:
Basic and Diluted	$0.30	$0.05	$0.43	$(0.02)

Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$43,438	$(2,280)	$61,086	$(24,220)
Loss attributable to noncontrolling interest	(730)	(769)	(1,027)	(2,816)

Income (loss) from continuing operations attributable to Key	$44,168	$(1,511)	$62,113	$(21,404)

Weighted average shares outstanding:
Basic	147,722	125,637	144,274	125,336
Diluted	148,088	125,637	144,713	125,336

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
INCOME (LOSS) FROM CONTINUING OPERATIONS	$43,438	$(2,280)	$61,086	$(24,220)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(6,781)	446	(6,433)	(945)
Gain on sale of equity method investment	—	—	1,061	—

Total other comprehensive (loss) income, net of tax	(6,781)	446	(5,372)	(945)

COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	36,657	(1,834)	55,714	(25,165)
Comprehensive income from discontinued operations	—	8,283	—	18,360

COMPREHENSIVE INCOME (LOSS)	36,657	6,449	55,714	(6,805)

Comprehensive loss (income) attributable to noncontrolling interest	5,444	(189)	2,568	3,013

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$42,101	$6,260	$58,282	$(3,792)

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,086	$(5,860)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	122,116	105,125
Bad debt expense	2,249	452
Accretion of asset retirement obligations	443	388
Income from equity method investments	(604)	(723)
Gain on sale of equity method investment	(4,783)	—
Loss on early extinguishment of debt	46,451	—
Amortization of deferred financing costs and discount	1,374	1,967
Deferred income tax expense (benefit)	29,659	(5,953)
Capitalized interest	(1,391)	(3,055)
(Gain) loss on disposal of assets, net	(663)	492
Share-based compensation	12,254	9,001
Excess tax benefits from share-based compensation	(5,358)	(1,966)
Changes in working capital:
Accounts receivable	(137,350)	(86,530)
Other current assets	(15,648)	51,532
Accounts payable and accrued liabilities	46	26,809
Share-based compensation liability awards	72	733
Other assets and liabilities	(6,951)	(1,985)

Net cash provided by operating activities	103,002	90,427

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(245,910)	(101,065)
Proceeds from sale of fixed assets	8,832	20,502
Acquisitions, net of cash acquired of $1,067 and $—	(188,629)	—
Dividend from equity method investments	—	165
Proceeds from sale of equity method investment	11,965	—

Net cash used in investing activities	(413,742)	(80,398)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(460,509)	(6,970)
Proceeds from long-term debt	475,000	—
Repayments of capital lease obligations	(3,093)	(6,891)
Proceeds from borrowings on revolving credit facility	363,000	30,000
Repayments on revolving credit facility	(98,000)	(30,000)
Payment of deferred financing costs	(16,015)	—
Repurchases of common stock	(5,473)	(2,357)
Proceeds from exercise of stock options	7,830	2,248
Excess tax benefits from share-based compensation	5,358	1,966

Net cash provided by (used in) financing activities	268,098	(12,004)

Effect of changes in exchange rates on cash	5,332	(1,366)
Net decrease in cash and cash equivalents	(37,310)	(3,341)

Cash and cash equivalents, beginning of period	56,628	37,394

Cash and cash equivalents, end of period	$19,318	$34,053

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

The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three- and nine-month periods ended September 30, 2011 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.

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

ASU 2010-29. In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the provisions of ASU 2010-29 on January 1, 2011 and the adoption of this standard required us to modify and expand disclosures related to our 2011 acquisition, but it did not have a material impact on our financial position, results of operations, or cash flows.

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

ASU 2011-08. In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles — Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption permitted. We expect to early adopt the provisions of ASU 2011-08 during the fourth quarter of 2011 and do not believe that the adoption of this standard will have a material impact on our financial position, results of operations, or cash flows.

NOTE 3. ACQUISITIONS

2011 Acquisitions

Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”). On August 5, 2011, we completed our acquisition of Edge. We accounted for this acquisition as a business combination. The results of operations for Edge have been included in our consolidated financial statements from the acquisition date.

The total consideration for the acquisition was approximately $307.6 million consisting of approximately 7.5 million shares of our common stock and approximately $189.7 million in cash, which included $26.3 million to reimburse Edge for growth capital expenditures incurred in the Eagle Ford shale play between March 1, 2011 and the date of closing, net of working capital adjustments. The final cash portion of the purchase price is subject to customary post-closing adjustments. Edge primarily rents frac stack equipment used to support hydraulic fracturing operations and the associated flow back of frac fluids, proppants, oil and natural gas. It also provides well testing services, rental equipment such as pumps and power swivels, and oilfield fishing services. This transaction complements our existing fishing and rental services business and significantly increases our fleet of rental equipment. The acquisition-date fair value of the consideration transferred totaled $307.6 million which consisted of the following (in thousands):

Cash	$189,696
Key common stock	117,919

Total	$307,615

The fair value of the 7.5 million common shares issued was $15.62 per share based on the closing price on the acquisition date (August 5, 2011).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. We are still in the process of obtaining third-party valuations of the tangible and intangible assets; thus, the provisional measurements below are preliminary and subject to change. Valuations are not complete as we continue to assess the fair values of the assets acquired and liabilities assumed.

(in thousands)
At August 5, 2011:
Cash and cash equivalents	$1,067
Accounts receivable	21,590
Inventory	3,471
Other current assets	234
Property and equipment	90,000
Intangible assets	45,000
Other long term assets	3,579

Total identifiable assets acquired	164,941

Current liabilities	19,640

Total liabilities assumed	19,640

Net identifiable assets acquired	145,301

Goodwill	162,314

Net assets acquired	$307,615

Of the $45.0 million of acquired intangible assets, $40.0 million was preliminarily assigned to customer relationships that will be amortized as the value of the relationships are realized using expected rates of 12.2%, 29.2%, 29.2%, 12.1%, 7.4%, 3.9%, 2.5%, 1.6%, 1.0%, 0.7%, and 0.2% from 2011 through 2021. The remaining $5.0 million of acquired intangible assets was assigned to non-compete agreements that will be amortized on a straight-line basis over 38 months. As noted above, the fair value of the acquired identifiable intangible assets is preliminary pending receipt of the final valuation for these assets.

The fair value and gross contractual amount of accounts receivable acquired on August 5, 2011 was $21.6 million. We do not expect any of these receivables to be uncollectible.

All of the goodwill acquired was assigned to our fishing and rental business, which is part of our U.S. reportable segment. We believe the goodwill recognized is attributable primarily to the acquired workforce and expansion of a growing service line. All of the goodwill is expected to be deductible for income tax purposes. The fair value of the acquired goodwill is preliminary pending receipt of the final valuation.

Transaction costs related to this acquisition were $3.3 million and $3.4 million for the three- and nine-month periods ended September 30, 2011, respectively, and are included in general and administrative expenses on the condensed consolidated statements of operations.

Included in our consolidated statements of operations for the three- and nine-month periods ended September 30, 2011, related to this acquisition are revenues of approximately $20.7 million and operating income of $4.2 million from the acquisition date through September 30, 2011.

The following represents the pro forma consolidated income statement as if the Edge acquisition had been included in our consolidated results as of January 1, 2010 for the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(unaudited)
	(in thousands, except per share amounts)
REVENUES	$547,375	$299,722	$1,443,455	$847,524
COSTS AND EXPENSES:
Direct operating expenses	336,173	204,107	922,324	600,751
Depreciation and amortization expense [1]	47,141	37,365	136,516	112,767
General and administrative expenses [2]	67,448	52,271	181,693	140,119

Operating income (loss)	96,613	5,979	202,922	(6,113)

Loss on early extinguishment of debt	—	—	46,451	—
Interest expense, net of amounts capitalized	12,008	11,307	33,649	33,367
Other, net	2,406	56	(6,157)	163

Income (loss) from continuing operations before tax	82,199	(5,384)	128,979	(39,643)
Income tax (expense) benefit [3]	(30,348)	1,992	(48,444)	15,149

Income (loss) from continuing operations	51,851	(3,392)	80,535	(24,494)
Income from discontinued operations, net of tax	—	8,283	—	18,360

Net income (loss)	51,851	4,891	80,535	(6,134)

Loss attributable to noncontrolling interest	(730)	(769)	(1,027)	(2,816)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$52,581	$5,660	$81,562	$(3,318)

Earnings (loss) per share attributable to Key:
Basic and diluted	$0.35	$0.04	$0.54	$(0.02)
Weighted average shares outstanding:
Basic	150,676	133,186	150,274	132,885
Diluted	151,044	133,186	150,713	132,885

Pro Forma Adjustments

[1]	Depreciation and amortization expense for all periods has been adjusted to reflect the additional expense that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1, 2010.

[2]	General and administrative expenses for the three- and nine-month periods ended September 30, 2010, have been adjusted to include $3.3 million and $3.4 million, respectively, of transaction costs.
[3]	Income tax (expense) benefit for all periods has been adjusted to reflect applicable corporate tax as if Edge had been acquired and converted from its LLC status on January 1, 2010.

These unaudited pro forma results, based on assumptions deemed appropriate by management, have been prepared for informational purposes only and are not necessarily indicative of our results if the acquisition had occurred on January 1, 2010 for the three- and nine-month periods ended September 30, 2011 and 2010. These amounts have been calculated after applying our accounting policies and adjusting the results of Edge as if these changes had been applied on January 1, 2010, together with the consequential tax effects.

Equity Energy Company (“EEC”). In January 2011, we acquired 10 saltwater disposal (“SWD”) wells from EEC for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.

2010 Acquisitions

Enhanced Oilfield Technologies, LLC (“EOT”). In December 2010, we acquired 100% of the equity interests in EOT, a privately-held oilfield technology company, for a cash payment of $11.7 million and a performance earn-out equal to 8% of adjusted revenue over five years from the acquisition date. We have estimated our liability under the earn-out agreement to be $2.8 million. We accounted for this acquisition as a business combination. The acquired business was at the time of acquisition, and continues to be, in the developmental stage. The goodwill acquired of $10.1 million was assigned to fishing and rental services, which is included in our U.S. reportable segment. The acquired intangible asset of $4.4 million was assigned to developed technology and will be amortized on a straight line basis over a period of 20 years.

The following table summarizes the changes in the estimated fair values of the assets acquired between December 31, 2010 and September 30, 2011. We are in the process of finalizing third-party valuations of the intangible assets acquired; thus, the provisional measurements of intangible assets and goodwill are preliminary and subject to change.

	September 30, 2011	December 31, 2010
	(in thousands)
At December 15, 2010:
Intangible assets	$4,420	$7,000

Total identifiable assets acquired	4,420	7,000

Contingent consideration	2,800	—

Total liabilities assumed	2,800	—

Net identifiable assets acquired	1,620	7,000

Goodwill	10,080	4,700

Net assets acquired	$11,700	$11,700

Five J.A.B., Inc. and Affiliates (“5 JAB”). In November 2010, we acquired 13 rigs and associated equipment from 5 JAB for cash consideration of approximately $14.6 million. We have accounted for this acquisition as a business combination. The goodwill acquired was assigned to rig-based services and is included in our U.S. reportable segment. We completed the valuations of the property and equipment and intangible assets acquired during the second quarter of 2011 and our acquisition accounting is final.

OFS Energy Services, LLC (“OFS”). In October 2010, we acquired certain subsidiaries, together with associated assets, owned by OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. The total consideration for the acquisition was 15.8 million shares of our common stock and a cash payment of $75.9 million including a final working capital adjustment of $0.1 million. We accounted for this acquisition as a business combination. The results of operations for the acquired businesses have been included in our consolidated financial statements since the date of acquisition. We finalized the third-party valuations of the tangible and intangible assets during the second quarter of 2011 and our acquisition accounting is final.

NOTE 4. OTHER BALANCE SHEET INFORMATION

The table below presents comparative detailed information about other current assets at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Other Current Assets:
Deferred tax assets	$28,980	$32,046
Prepaid current assets	14,911	20,478
Reinsurance receivable	7,972	6,827
VAT asset	12,586	2,590
Other	13,281	9,270

Total	$77,730	$71,211

The table below presents comparative detailed information about other current liabilities at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Other Current Liabilities:
Accrued payroll, taxes and employee benefits	$72,871	$35,453
Accrued operating expenditures	33,506	39,399
Income, sales, use and other taxes	45,014	93,820
Self-insurance reserve	32,344	30,195
Accrued interest	2,888	4,097
Insurance premium financing	720	7,443
Unsettled legal claims	2,507	3,768
Share-based compensation liabilities	1,379	1,146
Other	14,515	6,025

Total	$205,744	$221,346

The table below presents comparative detailed information about other noncurrent assets at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Other Noncurrent Assets:
Deposits	$4,691	$1,478
Reinsurance receivable	8,043	7,650
Deferred tax assets	10,333	10,534
Other	7,129	3,004

Total	$30,196	$22,666

The table below presents comparative detailed information about other noncurrent liabilities at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(in thousands)
Other Noncurrent Liabilities:
Deferred tax liabilities	$201,761	$144,309
Accrued insurance costs	31,726	30,110
Asset retirement obligations	12,030	11,003
Environmental liabilities	5,097	4,011
Income, sales, use and other taxes	6,445	8,398
Accrued rent	1,669	1,998
Share-based compensation liabilities	12	1,106
Other	4,111	1,442

Total	$262,851	$202,377

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

We revised our reportable business segments effective in the first quarter of 2011, and accordingly, have restated goodwill by segment as of December 31, 2010. The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2010	$418,047	$29,562	$447,609
Purchase price and other adjustments, net	16,706	—	16,706
Goodwill acquired during the period	162,314	—	162,314
Impact of foreign currency translation	—	(1,141)	(1,141)

September 30, 2011	$597,067	$28,421	$625,488

The components of our other intangible assets as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
Noncompete agreements:
Gross carrying value	$19,962	$15,058
Accumulated amortization	(10,905)	(8,224)

Net carrying value	$9,057	$6,834

Patents, trademarks and tradename:
Gross carrying value	$9,859	$17,461
Accumulated amortization	(753)	(927)

Net carrying value	$9,106	$16,534

Customer relationships and contracts:
Gross carrying value	$100,382	$60,057
Accumulated amortization	(36,350)	(26,059)

Net carrying value	$64,032	$33,998

Developed technology:
Gross carrying value	$7,621	$3,106
Accumulated amortization	(3,367)	(2,476)

Net carrying value	$4,254	$630

Customer backlog:
Gross carrying value	$785	$762
Accumulated amortization	(785)	(607)

Net carrying value	$—	$155

The changes in the carrying amount of other intangible assets are as follows (in thousands):

December 31, 2010	$58,151
Additions	45,000
Purchase price adjustments	(3,360)
Amortization expense	(13,003)
Impact of foreign currency translation	(339)

September 30, 2011	$86,449

The weighted average remaining amortization periods and expected amortization expense for the next five years for our intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2011	2012	2013	2014	2015	2016
		(in thousands)
Noncompete agreements	2.4	$1,234	$4,227	$2,036	$1,560	$—	$—
Patents, trademarks and tradename	4.4	123	177	121	121	54	40
Customer relationships and contracts	8.5	6,794	18,471	16,571	8,322	5,443	3,426
Developed technology	19.3	214	221	221	221	221	221

Total intangible asset amortization expense		$8,365	$23,096	$18,949	$10,224	$5,718	$3,687

Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additions for the three and nine months ended September 30, 2011 relate to the Edge acquisition. Additionally, certain of these assets are subject to purchase accounting adjustments. Purchase accounting adjustments in 2011 relate to reduction of fixed assets and intangibles acquired from OFS in 2010, and adjustments to the goodwill and intangibles related to the EOT and 5 JAB acquisitions. Amortization expense for our intangible assets was $4.9 million and $2.9 million for the three months ended September 30, 2011 and 2010, respectively, and $13.0 million and $8.0 million for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 6. EQUITY METHOD INVESTMENTS

IROC Energy Services Corp.

In April 2011, we sold all of our equity interest in IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company, for $12.0 million, net of fees. We recorded a net gain on sale of $4.8 million (including the write-off of the cumulative translation adjustment of $1.1 million) during the second quarter of 2011, as the proceeds received exceeded the carrying value of our investment.

NOTE 7. LONG-TERM DEBT

As of September 30, 2011 and December 31, 2010, the components of our long-term debt were as follows:

	September 30, 2011	December 31, 2010
	(in thousands)
6.75% Senior Notes due 2021	$475,000	$—
8.375% Senior Notes due 2014	3,573	425,000
Senior Secured Credit Facility revolving loans due 2016	265,000	—
Capital lease obligations	3,019	6,100

Total debt	746,592	431,100
Less current portion	2,283	3,979

Long-term debt and capital leases	$744,309	$427,121

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

6.75% Senior Notes due 2021

On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). Net proceeds, after deducting underwriters’ fees and offering expenses, were $466.0 million. We used the net proceeds to repurchase the 2014 Notes as described above, including accrued and unpaid interest, fees and expenses. We capitalized $10.0 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.

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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2011, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at September 30, 2011.

Senior Secured Credit Facility

On March 31, 2011, we simultaneously terminated (without pre-payment penalty) our $300 million credit agreement dated November 29, 2007, as amended, which was to mature no later than November 29, 2012, and entered into a new credit agreement (the “2011 Credit Facility”) with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A., as Syndication Agent, and Capital One, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents. The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016. In connection with the termination of our previous credit agreement, we incurred a loss of $2.2 million on early extinguishment of debt related to the write-off of the unamortized portion of deferred financing costs.

On July 27, 2011, we entered into the First Amendment to the 2011 Credit Facility (the “Amendment”) with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents. The Amendment, which is effective as of July 27, 2011, amends certain provisions of our 2011 Credit Facility. Among other changes, the Amendment increased the total commitments by the lenders under the 2011 Credit Facility from $400.0 million to $550.0 million, effected by an increase in the commitments of certain existing lenders under the facility and the addition of certain new lenders. The Amendment also modifies the 2011 Credit Facility by increasing, from $500.0 million to $650.0 million, the maximum aggregate amount of commitments permitted under the 2011 Credit Facility pursuant to our option to increase commitments by the lenders. The amended 2011 Credit Facility and the obligations thereunder are secured by substantially all of our assets and those of our subsidiary guarantors and are guaranteed by certain of our existing and future domestic subsidiaries.

We capitalized $4.8 million of financing costs in connection with the execution of the 2011 Credit Facility and an additional $1.4 million related to the Amendment that will be amortized over the term of the debt.

The interest rate per annum applicable to the amended 2011 Credit Facility is, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans ranges from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility equal 0.50%.

The amended 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than the percentages specified below;

Fiscal Quarter Ending	Ratio
September 30, 2011 through March 31, 2012	50%
June 30, 2012 through September 30, 2012	47.5%
December 31, 2012 and thereafter	45%

•

our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least:

Fiscal Quarter Ending	Ratio
September 30, 2011 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

•	we limit our capital expenditures and investments in foreign subsidiaries to $250.0 million per fiscal year, if the consolidated total leverage ratio exceeds 3.00 to 1.00.

In addition, the amended 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equityholders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.

We were in compliance with these covenants at September 30, 2011. We may prepay the amended 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of September 30, 2011, we had borrowings of $265.0 million under the revolving credit facility and $59.5 million of letters of credit outstanding, leaving $225.5 million of available borrowing capacity under the amended 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the amended 2011 Credit Facility was 2.69% for the three-month period ended September 30, 2011.

NOTE 8. OTHER INCOME AND EXPENSE

The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other, net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
(Gain) loss on disposal of assets, net	$(156)	$(146)	$(662)	$509
Interest income	(1)	(5)	(23)	(41)
Foreign exchange loss (gain)	1,161	30	(3,024)	(479)
Gain on sale of equity method investment	—	—	(4,783)	—
Other expense (income), net	630	(659)	422	(1,545)

Total	$1,634	$(780)	$(8,070)	$(1,556)

In April 2011 we sold our shares in IROC and recorded a gain on the sale of $4.8 million during the second quarter of 2011. Our foreign exchange loss (gain) for the three and nine months ended September 30, 2011 relates to the impact on U.S. dollar-denominated transactions in our foreign locations from fluctuations in the strength of the U.S. dollar, mostly in Russia and Latin America.

NOTE 9. INCOME TAXES

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended September 30, 2011 and 2010 were 36.6% and 37.8%, respectively, and 37.5% and 38.2% for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, permanent differences impacting mainly the U.S. effective rate, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.

As of September 30, 2011 and December 31, 2010, we had $1.9 million and $2.2 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax benefit of $0.4 million in the quarter ended September 30, 2011 and a tax benefit of $0.9 million in the quarter ended September 30, 2010 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006. We received a federal income tax refund of $26.2 million in October 2011 related to the 2010 tax year.

We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.7 million and $0.8 million for the payment of interest and penalties as of September 30, 2011 and December 31, 2010, respectively. We believe that it is reasonably possible that $0.5 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the quarter ended September 30, 2011.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of September 30, 2011, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $2.5 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. During the third quarter of 2011, we recorded a net decrease in our liability of $3.7 million of which $1.2 million pertained to the revision of our exposures for ongoing legal matters and the settlement of claims. Additionally, $2.5 million of our second quarter reserve relates to auto claim liabilities and accordingly is now included in our self-insurance reserve discussed below.

In June 2011, we agreed to accept $5.5 million in damages, related to the settlement of a KeyView® system patent infringement lawsuit, which was paid in full in July 2011. We recognized related legal fees and other expenses of zero and $1.4 million during the three- and nine-month periods ended September 30, 2011, respectively. The settlement amount has been recorded in general and administrative expenses on the condensed consolidated statement of operations.

Self-Insurance Reserves

We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation and vehicle liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of September 30, 2011 and December 31, 2010, we have recorded $64.1 million and $60.3 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $16.0 million and $15.4 million of insurance receivables as of September 30, 2011 and December 31, 2010, respectively. These insurance receivables are recorded as other assets as of September 30, 2011. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Environmental Remediation Liabilities

For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of September 30, 2011 and December 31, 2010, we have recorded $5.1 million and $4.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

NOTE 11. EARNINGS PER SHARE

Basic earnings per share is determined by dividing net earnings attributable to Key by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of potentially dilutive outstanding securities using the treasury stock and “as if converted” methods.

The components of our earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$44,168	$(1,511)	$62,113	$(21,404)
Income from discontinued operations, net of tax	—	8,283	—	18,360

Income (loss) attributable to Key	$44,168	$6,772	$62,113	$(3,044)

Denominator
Weighted average shares outstanding	147,722	125,637	144,274	125,336
Basic earnings (loss) per share from continuing operations attributable to Key	$0.30	$(0.01)	$0.43	$(0.17)
Basic earnings per share from discontinued operations	—	0.06	—	0.15

Basic earnings (loss) per share attributable to Key	$0.30	$0.05	$0.43	$(0.02)

Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$44,168	$(1,511)	$62,113	$(21,404)
Income from discontinued operations, net of tax	—	8,283	—	18,360

Income (loss) attributable to Key	$44,168	$6,772	$62,113	$(3,044)

Denominator
Weighted average shares outstanding	147,722	125,637	144,274	125,336
Stock options	298	—	330	—
Warrants	—	—	46	—
Stock appreciation rights	68	—	63	—

Total	148,088	125,637	144,713	125,336
Diluted earnings (loss) per share from continuing operations attributable to Key	$0.30	$(0.01)	$0.43	$(0.17)
Diluted earnings per share from discontinued operations	—	0.06	—	0.15

Diluted earnings (loss) per share attributable to Key	$0.30	$0.05	$0.43	$(0.02)

The diluted earnings per share calculation for both the three and nine months ended September 30, 2011 exclude the potential exercise of 0.1 million stock options. These options were considered anti-dilutive because the exercise prices exceeded the average price of our stock during those periods. None of our stock appreciation rights (“SARS”) were anti-dilutive for the three and nine months ended September 30, 2011. Because of our loss from continuing operations for the three and nine months ended September 30, 2010, 3.2 million stock options and 0.4 million SARS were excluded from the calculation of our diluted earnings per share, as the potential exercise of those securities would be anti-dilutive in those periods.

NOTE 12. SHARE-BASED COMPENSATION

We recognized employee share-based compensation expense of $2.7 million and $3.2 million during the three months ended September 30, 2011 and 2010, respectively, and the related income tax benefit recognized was $1.0 million and $1.2 million, respectively, for the same periods. We recognized employee share-based compensation expense of $10.6 million and $9.7 million during the nine months ended September 30, 2011 and 2010, respectively, and the related income tax benefit recognized for both periods was $3.8 million. We did not capitalize any share-based compensation during the three- or nine-month periods ended September 30, 2011 and 2010.

The unrecognized compensation cost related to our unvested stock options, restricted shares and phantom shares as of September 30, 2011 is estimated to be less than $0.1 million, $16.5 million and $0.1 million, respectively and is expected to be recognized over a weighted-average period of 0.7 years, 1.1 years and 0.6 years, respectively.

As of September 30, 2011, the fair value of outstanding performance units was $1.3 million, and is being accreted to compensation expense over the vesting terms of the awards. As of September 30, 2011, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.3 million and is expected to be recognized over a weighted-average period of 0.4 years.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

Employee Loans and Advances

From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of September 30, 2011 and December 31, 2010, these loans, in the aggregate, totaled less than $0.1 million.

Transactions with Affiliates

In October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of September 30, 2011 and December 31, 2010, our receivables from these related parties totaled $0.3 million and $1.0 million, respectively. Revenues from these customers for the three-month periods ended September 30, 2011 and 2010 totaled $0.4 million and $1.0 million, respectively, and $2.5 million and $1.6 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

We provide services to an exploration and production company owned by one of our former employees who had been the owner of the business we acquired. The prices charged to this company for these services are at rates that are an average of the prices charged to our other customers in the California market where the services are provided. As of September 30, 2011 and December 31, 2010, our receivables from this company totaled $0.8 million and $0.2 million, respectively. Revenues from this company totaled $1.9 million and $1.5 million for the three-month periods ended September 30, 2011 and 2010, respectively, and $3.5 million and $3.8 million for the nine-month periods ended September 30, 2011 and 2010, respectively.

Board of Director Relationships with Customers

A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately 2% of our total revenues for each of the three- and nine-month periods ended September 30, 2011. Sales to Anadarko as a percentage of our total revenues for the three- and nine-month periods ended September 30, 2010 were approximately 6% and 4%, respectively. Receivables outstanding from Anadarko were approximately 1% and 2% of our total accounts receivable as of September 30, 2011 and December 31, 2010, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.

A former member of our board of directors who resigned in May 2011 is a member and managing director of the general partner of the indirect, majority owner of Element Petroleum, LP (“Element”), which is one of our customers. Sales to Element were less than 1% of our total revenues for the three and nine months ended September 30, 2011 and 2010. Receivables outstanding from Element were less than 1% of our total accounts receivable as of September 30, 2011 and December 31, 2010. Transactions with Element for our services are made on terms consistent with other customers.

NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2011 and December 31, 2010.

Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable — related parties	$1,092	$1,092	$1,198	$1,198
Financial liabilities:
6.75% Senior Notes	$475,000	$458,969	$—	$—
8.375% Senior Notes	3,573	3,746	425,000	450,500
Credit Facility revolving loans	265,000	265,000	—	—

Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.

6.75% Senior Notes due 2021. The fair value of our 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2011 was $475.0 million, and the fair value was $459.0 million (96.63% of carrying value).

8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2011 was $3.6 million, and the fair value was $3.7 million (104.85% of carrying value).

Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our amended 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of September 30, 2011 were $265.0 million.

NOTE 15. SEGMENT INFORMATION

We revised our reportable business segments as of the first quarter of 2011. The revised operating segments are U.S. and International. We also have a “Functional Support” segment associated with managing each of our reportable operating segments. Financial results as of and for the three and nine months ended September 30, 2010 have been restated to reflect the change in operating segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our domestic rig services, fluid management services, fishing and rental services, and intervention services are now aggregated within our U.S. reportable segment. Our international rig services business and our Canadian technology development group are now aggregated within our International reportable segment. These changes reflect our current operating focus in compliance with ASC 280. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” of the notes to our consolidated financial statements included in Item 8 of our 2010 Form 10-K. We evaluate the performance of our operating segments based on revenue and income measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:

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

Fishing and Rental Services

We offer a full line of services and rental equipment designed for use in providing both onshore and offshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, power swivels and foam air units. As a result of the Edge acquisition our rental inventory also includes pumps, power swivels and frac stack equipment which is used to support hydraulic fracturing operations and the associated flow back of frac fluids, proppants, oil and natural gas. We now also provide well testing services.

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

The following tables set forth our segment information as of and for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands):

As of and for the three months ended September 30, 2011

	U.S.	International	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$411,789	$89,526	$—	$—	$501,315
Intersegment revenues	4,342	2,721	1,394	(8,457)	—
Depreciation and amortization	35,515	4,323	2,503	—	42,341
Other operating expenses	270,067	73,448	34,074	—	377,589
Operating income (loss)	106,207	11,755	(36,577)	—	81,385
Interest expense, net of amounts capitalized	(26)	679	10,583	—	11,236
Income (loss) from continuing operations before tax	106,280	9,416	(47,181)	—	68,515
Long-lived assets 1	1,760,562	190,216	236,549	(284,976)	1,902,351
Total assets	2,186,779	424,409	383,026	(525,232)	2,468,982
Capital expenditures, excluding acquisitions	55,691	7,995	4,147	—	67,833

As of and for the three months ended September 30, 2010

	U.S.	International	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$242,142	$41,597	$—	$—	$283,739
Intersegment revenues	2,916	—	—	(2,916)	—
Depreciation and amortization	26,001	3,931	2,633	—	32,565
Other operating expenses	176,783	42,016	26,192	—	244,991
Operating income (loss)	39,358	(4,350)	(28,825)	—	6,183
Interest expense, net of amounts capitalized	(197)	88	10,735	—	10,626
Income (loss) from continuing operations before tax	39,623	(4,650)	(38,636)	—	(3,663)
Long-lived assets 1	1,016,494	106,679	142,500	—	1,265,673
Total assets	1,475,934	274,292	223,055	(292,306)	1,680,975
Capital expenditures, excluding acquisitions	27,448	(3,039)	8,733	—	33,142

As of and for the nine months ended September 30, 2011

	U.S.	International	Functional Support	Reconciling Eliminations	Total
Revenues from external customers	$1,109,148	$228,520	$—	$—	$1,337,668
Intersegment revenues	4,342	6,731	1,394	(12,467)	—
Depreciation and amortization	101,767	11,900	8,449	—	122,116
Other operating expenses	756,325	196,920	94,546	—	1,047,791
Operating income (loss)	251,056	19,700	(102,995)	—	167,761
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Interest expense, net of amounts capitalized	28	1,590	29,970	—	31,588
Income (loss) from continuing operations before tax	252,292	19,646	(174,146)	—	97,792
Long-lived assets 1	1,760,562	190,216	236,549	(284,976)	1,902,351
Total assets	2,186,779	424,409	383,026	(525,232)	2,468,982
Capital expenditures, excluding acquisitions	206,246	28,900	10,764	—	245,910

As of and for the nine months ended September 30, 2010

			Functional	Reconciling
	U.S.	International	Support	Eliminations	Total
Revenues from external customers	$662,671	140,812	$—	$—	$803,483
Intersegment revenues	6,058	—	—	(6,058)	—
Depreciation and amortization	79,534	11,599	7,234	—	98,367
Other operating expenses	495,689	144,285	74,283	—	714,257
Operating income (loss)	87,448	(15,072)	(81,517)	—	(9,141)
Interest expense, net of amounts capitalized	(872)	(127)	32,613	—	31,614
Income (loss) from continuing operations before tax	87,445	(14,450)	(112,194)	—	(39,199)
Long-lived assets 1	1,016,494	106,679	142,500	—	1,265,673
Total assets	1,475,934	274,292	223,055	(292,306)	1,680,975
Capital expenditures, excluding acquisitions	71,983	6,657	22,425	—	101,065

1	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

During the first quarter of 2011, we issued the 2021 Notes, which are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly owned. These guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” The information presented below for the year ended December 31, 2010 reflects our previous guarantee arrangements under the 2014 Notes of which an aggregate principal amount of $3.6 million remains outstanding as of September 30, 2011.

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Assets:
Current assets	$57,341	$398,288	$111,002	$—	$566,631
Property and equipment, net	—	1,061,983	82,173	—	1,144,156
Goodwill	—	597,067	28,421	—	625,488
Deferred financing costs, net	15,018	—	—	—	15,018
Intercompany notes and accounts receivable and investment in subsidiaries	2,724,444	861,987	(10,498)	(3,575,933)	—
Other assets	104	65,571	52,014	—	117,689

TOTAL ASSETS	$2,796,907	$2,984,896	$263,112	$(3,575,933)	$2,468,982

Liabilities and equity:
Current liabilities	$75,228	$132,873	$78,315	$—	$286,416
Long-term debt and capital leases, less current portion	743,573	736	—	—	744,309
Intercompany notes and accounts payable	669,454	2,227,640	46,165	(2,943,259)	—
Deferred tax liabilities	131,931	69,822	8	—	201,761
Other long-term liabilities	1,315	59,794	(19)	—	61,090
Equity	1,175,406	494,031	138,643	(632,674)	1,175,406

TOTAL LIABILITIES AND EQUITY	$2,796,907	$2,984,896	$263,112	$(3,575,933)	$2,468,982

	December 31, 2010
	Parent Company	Subsidiaries Guarantor	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$20,287	$287,244	$106,489	$—	$414,020
Property and equipment, net	—	861,041	75,703	—	936,744
Goodwill	—	418,047	29,562	—	447,609
Deferred financing costs, net	7,806	—	—	—	7,806
Intercompany notes and accounts receivable and investment in subsidiaries	2,110,185	757,657	(6,226)	(2,861,616)	—
Other assets	5,234	56,954	24,569	—	86,757

TOTAL ASSETS	$2,143,512	$2,380,943	$230,097	$(2,861,616)	$1,892,936

Liabilities and equity:
Current liabilities	$77,144	$142,962	$61,529	$—	$281,635
Long-term debt and capital leases, less current portion	425,000	2,116	5	—	427,121
Intercompany notes and accounts payable	587,801	1,738,214	120,410	(2,446,425)	—
Deferred tax liabilities	70,511	73,790	8	—	144,309
Other long-term liabilities	1,253	56,815	—	—	58,068
Equity	981,803	367,046	48,145	(415,191)	981,803

TOTAL LIABILITIES AND EQUITY	$2,143,512	$2,380,943	$230,097	$(2,861,616)	$1,892,936

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Revenues	$1,392	$449,610	$61,534	$(11,221)	$501,315
Direct operating expense	—	274,283	49,514	(9,140)	314,657
Depreciation and amortization expense	—	40,157	2,184	—	42,341
General and administrative expense	255	55,827	8,975	(2,125)	62,932

Operating income (loss)	1,137	79,343	861	44	81,385

Interest expense, net of amounts capitalized	10,898	(341)	679	—	11,236
Other, net	(386)	1	1,973	46	1,634

(Loss) income from continuing operations before taxes	(9,375)	79,683	(1,791)	(2)	68,515
Income tax (expense) benefit	(21,458)	(3,880)	261	—	(25,077)

(Loss) income from continuing operations	(30,833)	75,803	(1,530)	(2)	43,438
Discontinued operations	—	—	—	—	—

Net (loss) income	(30,833)	75,803	(1,530)	(2)	43,438

Loss attributable to noncontrolling interest	—	—	(730)	—	(730)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(30,833)	$75,803	$(800)	$(2)	$44,168

	Three Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Revenues	$—	$253,076	$43,635	$(12,972)	$283,739
Direct operating expense	—	162,640	45,546	(10,028)	198,158
Depreciation and amortization expense	—	30,315	2,250	—	32,565
General and administrative expense	337	41,178	6,677	(1,359)	46,833

Operating (loss) income	(337)	18,943	(10,838)	(1,585)	6,183

Interest expense, net of amounts capitalized	11,361	(949)	214	—	10,626
Other, net	18	(1,348)	2,135	(1,585)	(780)

(Loss) income from continuing operations before taxes	(11,716)	21,240	(13,187)	—	(3,663)
Income tax (expense) benefit	(12,031)	5,759	7,655	—	1,383

(Loss) income from continuing operations	(23,747)	26,999	(5,532)	—	(2,280)
Discontinued operations	—	8,283	—	—	8,283

Net (loss) income	(23,747)	35,282	(5,532)	—	6,003

Loss attributable to noncontrolling interest	—	—	(769)	—	(769)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(23,747)	$35,282	$(4,763)	$—	$6,772

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Revenues	$1,392	$1,201,445	$163,761	$(28,930)	$1,337,668
Direct operating expense	—	764,879	136,853	(24,655)	877,077
Depreciation and amortization expense	—	115,936	6,181	(1)	122,116
General and administrative expense	922	149,599	24,606	(4,413)	170,714

Operating income (loss)	470	171,031	(3,879)	139	167,761

Loss on early extinguishment of debt	46,451	—	—	—	46,451
Interest expense, net of amounts capitalized	31,382	(1,384)	1,590	—	31,588
Other, net	(5,880)	(3,578)	1,089	299	(8,070)

(Loss) income from continuing operations before taxes	(71,483)	175,993	(6,558)	(160)	97,792
Income tax expense	(33,403)	(3,000)	(303)	—	(36,706)

(Loss) income from continuing operations	(104,886)	172,993	(6,861)	(160)	61,086
Discontinued operations	—	—	—	—	—

Net (loss) income	(104,886)	172,993	(6,861)	(160)	61,086

Loss attributable to noncontrolling interest	—	—	(1,027)	—	(1,027)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(104,886)	$172,993	$(5,834)	$(160)	$62,113

	Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Revenues	$—	$702,221	$144,187	$(42,925)	$803,483
Direct operating expense	—	459,021	156,333	(31,823)	583,531
Depreciation and amortization expense	—	91,410	6,957	—	98,367
General and administrative expense	1,630	114,383	17,981	(3,268)	130,726

Operating (loss) income	(1,630)	37,407	(37,084)	(7,834)	(9,141)

Interest expense, net of amounts capitalized	34,034	(2,659)	239	—	31,614
Other, net	(997)	(730)	8,005	(7,834)	(1,556)

(Loss) income from continuing operations before taxes	(34,667)	40,796	(45,328)	—	(39,199)
Income tax (expense) benefit	(5,068)	11,287	8,760	—	14,979

(Loss) income from continuing operations	(39,735)	52,083	(36,568)	—	(24,220)
Discontinued operations	—	18,360	—	—	18,360

Net (loss) income	(39,735)	70,443	(36,568)	—	(5,860)

Loss attributable to noncontrolling interest	—	—	(2,816)	—	(2,816)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(39,735)	$70,443	$(33,752)	$—	$(3,044)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Net cash provided by (used in) operating activities	$—	$104,360	$(1,358)	$—	$103,002
Cash flows from investing activities:
Capital expenditures	—	(235,732)	(10,178)	—	(245,910)
Acquisitions	—	(188,629)	—	—	(188,629)
Intercompany notes and accounts	—	260,492	—	(260,492)	—
Other investing activities, net	—	20,797	—	—	20,797

Net cash used in investing activities	—	(143,072)	(10,178)	(260,492)	(413,742)

Cash flows from financing activities:
Repayments of long-term debt	(460,509)	—	—	—	(460,509)
Proceeds from long-term debt	475,000	—	—	—	475,000
Repayment of capital lease obligations	—	(3,093)	—	—	(3,093)
Proceeds from borrowings on revolving credit facility	363,000	—	—	—	363,000
Repayments on revolving credit facility	(98,000)	—	—	—	(98,000)
Payment of deferred financing costs	(16,015)		—	—	(16,015)
Repurchases of common stock	(5,473)	—	—	—	(5,473)
Intercompany notes and accounts	(260,492)	—	—	260,492	—
Other financing activities, net	13,188	—	—	—	13,188

Net cash (used in) provided by financing activities	10,699	(3,093)	—	260,492	268,098

Effect of changes in exchange rates on cash	—	—	5,332	—	5,332

Net decrease in cash and cash equivalents	10,699	(41,805)	(6,204)	—	(37,310)

Cash and cash equivalents at beginning of period	—	42,973	13,655	—	56,628

Cash and cash equivalents at end of period	$10,699	$1,168	$7,451	$—	$19,318

	Nine Months Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Net cash provided by (used in) operating activities	$—	$98,362	$(7,935)	$—	$90,427
Cash flows from investing activities:
Capital expenditures	—	(100,620)	(445)	—	(101,065)
Intercompany notes and accounts	(165)	(5,034)	—	5,199	—
Other investing activities, net	165	20,502	—	—	20,667

Net cash (used in) provided by investing activities	—	(85,152)	(445)	5,199	(80,398)

Cash flows from financing activities:
Repayments of long-term debt	—	(6,970)	—	—	(6,970)
Repurchases of common stock	(2,357)	—	—	—	(2,357)
Intercompany notes and accounts	5,034	165	—	(5,199)	—
Other financing activities, net	(2,677)	—	—	—	(2,677)

Net cash used in financing activities	—	(6,805)	—	(5,199)	(12,004)

Effect of changes in exchange rates on cash	—	—	(1,366)	—	(1,366)

Net increase (decrease) in cash and cash equivalents	—	6,405	(9,746)	—	(3,341)

Cash and cash equivalents at beginning of period	—	19,391	18,003	—	37,394

Cash and cash equivalents at end of period	$—	$25,796	$8,257	$—	$34,053

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
REVENUES	$—	$76,348	$—	$197,704
COSTS AND EXPENSES:
Direct operating expenses	—	59,111	—	154,369
Depreciation and amortization	—	—	—	6,758
General and administrative expenses	—	3,589	—	7,510
Other, net	—	(150)	—	(337)

Total costs and expenses, net	—	62,550	—	168,300

Income before taxes	—	13,798	—	29,404
Income tax expense	—	(5,515)	—	(11,044)

Net income	$—	$8,283	$—	$18,360

NOTE 18. VARIABLE INTEREST ENTITIES

On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services LLC under the laws of Abu Dhabi, UAE. The purpose of the joint venture is to engage in conventional workover and drilling services, pressure pumping services, coiled tubing services, fishing and rental tools and services, rig monitoring services, pipe handling services, fluids, waste treatment, and handling services, and wireline services. AlMansoori holds a 51% interest in the joint venture while we hold a 49% interest. Future capital contributions to the joint venture will be made on equal terms and in equal amounts and any future share capital increases will be issued in proportion to the initial share capital percentages but paid for by AlMansoori and Key in equal amounts. Also, we share the profits and losses of the joint venture on equal terms and in equal amounts with AlMansoori. However, we hold three of the five board of directors seats and a controlling financial interest. The joint venture does not have sufficient resources to carry on its activities without our financial support, and as such we have determined it to be a variable interest entity of which we are the primary beneficiary. We consolidate the entity in our financial statements.

For the three and nine months ended September 30, 2011, we recognized $3.1 million and $7.3 million of revenue, respectively, and $0.2 million and $0.9 million of net income, respectively, associated with this joint venture. For the three and nine months ended September 30, 2010, we recognized no revenue or net income associated with this joint venture. Also, we have guaranteed the performance of the joint venture under its sole services contract valued at $2 million. At September 30, 2011, there were approximately $8.0 million of assets and $8.6 million of liabilities in the joint venture. There are no restrictions on the use of assets and liabilities associated with the joint venture. Also, creditors of the joint venture have no recourse against us other than the $2 million performance guarantee previously mentioned.

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

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2011 and 2010, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2010 Form 10-K.

We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International operating segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.

PERFORMANCE MEASURES

We believe that the Baker Hughes U.S. land drilling rig count is the best barometer of overall oilfield capital spending and activity levels in our primary U.S. onshore market, and this data is made publicly available on a weekly basis. Historically, our activity levels have been highly correlated to capital spending by oil and natural gas producers. Generally, when oil and natural gas prices rise, capital spending by our customers tends to increase. Conversely, if oil and natural gas prices fall, capital spending by our customers tends to decrease. The Baker Hughes U.S. land drilling rig count tends to increase and decrease with the increase and decrease in oil and natural gas prices.

	WTI Cushing Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes U.S. Land Drilling Rigs (2)
2011:
First Quarter	$94.07	$4.20	1,695
Second Quarter	$102.02	$4.38	1,803
Third Quarter	$89.53	$4.05	1,915
2010:
First Quarter	$74.78	$5.14	1,354
Second Quarter	$74.79	$4.30	1,513
Third Quarter	$72.46	$4.30	1,626
Fourth Quarter	$85.16	$3.98	1,688

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg
(2)	Source: www.bakerhughes.com

Internally, we have measured activity levels in our U.S. and International segments primarily through our rig and trucking hours. Generally, as capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we generally provide fewer rig and trucking services, which results in lower hours worked.

The following table presents our quarterly rig and trucking hours from 2010 through the third quarter of 2011:

	Rig Hours	Trucking Hours
2011:
First Quarter	525,460	711,701
Second Quarter	544,917	776,382
Third Quarter	554,143	757,550
2010:
First Quarter	485,183	459,292
Second Quarter	489,168	518,483
Third Quarter	503,890	559,181
Fourth Quarter	493,945	707,616

Total 2010	1,972,186	2,244,572

MARKET CONDITIONS AND OUTLOOK

Market Conditions — Quarter Ended September 30, 2011

Demand for our services in the U.S. was strong in all our oil-driven markets. Overall, results for the majority of our U.S. operations improved due to continued strong demand, pricing and favorable work mix. We continue to benefit from increased horizontal well related work. We also experienced an increase in well repair and maintenance work from several of our larger customers. In addition, our acquisition of Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”) in August 2011 also contributed positively to our results. We continue to deploy assets across all our domestic lines of business to more profitable regions to help offset our rising costs.

Our international segment continued to improve in the third quarter of 2011. Revenue growth was driven by activity increases in this segment. Mexico had strong performance in the third quarter with high operational efficiencies and full utilization.

Market Outlook

For the fourth quarter 2011, we expect to experience typical well servicing seasonality, which we anticipate will be offset by strong oil prices, customer demand and a full quarter’s benefit of the Edge business. We also believe that our international operations will contribute positively to our revenues and earnings during the fourth quarter of 2011.

We anticipate increased activity in 2012 due to strong demand from our largest customers for well workover and maintenance services and due to our investment in additional equipment during 2011. We also expect our U.S. operations to see additional benefits from the Edge acquisition and an improved service mix. In addition, we anticipate growth in our international businesses in 2012 based on expected customer demand and specific customer indications.

RESULTS OF OPERATIONS

The following table shows our consolidated results of operations for the three and nine months ended September 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES	$501,315	$283,739	$1,337,668	$803,483
COSTS AND EXPENSES:
Direct operating expenses	314,657	198,158	877,077	583,531
Depreciation and amortization expense	42,341	32,565	122,116	98,367
General and administrative expenses	62,932	46,833	170,714	130,726

Operating income (loss)	81,385	6,183	167,761	(9,141)

Loss on early extinguishment of debt	—	—	46,451	—
Interest expense, net of amounts capitalized	11,236	10,626	31,588	31,614
Other, net	1,634	(780)	(8,070)	(1,556)

Income (loss) from continuing operations before tax	68,515	(3,663)	97,792	(39,199)
Income tax (expense) benefit	(25,077)	1,383	(36,706)	14,979

Income (loss) from continuing operations	43,438	(2,280)	61,086	(24,220)
Income from discontinued operations, net of tax expense of $—, $5,515, $— and $11,044, respectively	—	8,283	—	18,360

Net income (loss)	43,438	6,003	61,086	(5,860)

Loss attributable to noncontrolling interest	(730)	(769)	(1,027)	(2,816)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$44,168	$6,772	$62,113	$(3,044)

Consolidated Results of Operations — Three Months Ended September 30, 2011 and 2010

Revenues

Our revenues for the three months ended September 30, 2011 increased $217.6 million, or 76.7%, to $501.3 million from $283.7 million for the three months ended September 30, 2010 mostly due to increased demand for our services from improved market and overall economic conditions as well as both domestic and international expansion. See “Segment Operating Results — Three Months Ended September 30, 2011 and 2010” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses

Our direct operating expenses increased $116.5 million, to $314.7 million (62.8% of revenues), for the three months ended September 30, 2011, compared to $198.2 million (69.8% of revenues) for the three months ended September 30, 2010. The increase was a direct result of activity increases in our business and rising supply costs. Fuel and salary expenses have increased compared to the third quarter of the prior year due to rising prices. Also, beginning in the fourth quarter of 2010 and continuing into 2011, we reinstated employee benefits that were suspended since 2009. Expenses as a percentage of revenue decreased 7.0% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to price increases for our services during 2011 and an improved work mix resulting in higher margin services.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $9.8 million, or 30.0%, to $42.3 million during the third quarter of 2011, compared to $32.6 million for the third quarter of 2010. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2011 and the fourth quarter of 2010, as well as increased capital expenditures during 2011.

General and Administrative Expenses

General and administrative expenses increased $16.1 million, to $62.9 million (12.6% of revenues), for the three months ended September 30, 2011, compared to $46.8 million (16.5% of revenues) for the three months ended September 30, 2010. The increase was primarily due to the rescission of temporary employee compensation and benefits reductions, increased headcount due to growth and transaction costs related to the Edge acquisition. However, expenses as a percentage of revenue decreased 3.9% period over period due to growth in revenues because of improved market conditions and increased activity.

Interest Expense, net of Amounts Capitalized

Interest expense increased $0.6 million, or 5.7%, to $11.2 million for the three months ended September 30, 2011, compared to $10.6 million for the same period in 2010. Overall, interest rates on our debt have declined during 2011 due to the repurchase of the 8.375% 2014 Notes and the issuanace of the 6.75% 2021 Notes during the first quarter. However, interest expense for the three-month period ended September 30, 2011 increased due to additional borrowings under our amended 2011 Credit Facility to fund the acquisition of Edge.

Other, net

The following table summarizes the components of other, net for the periods indicated:

	Three Months Ended September 30,
	2011	2010
	(in thousands)
Gain on disposal of assets, net	$(156)	$(146)
Interest income	(1)	(5)
Foreign exchange loss	1,161	30
Other expense (income), net	630	(659)

Total	$1,634	$(780)

Our foreign exchange loss for the period relates to the impact on U.S. dollar-denominated transactions in our foreign locations from fluctuations in the strength of the U.S. dollar, mostly in Russia and Latin America.

Income Tax (Expense) Benefit

We recorded income tax expense of $25.1 million on pre-tax income of $68.5 million in the third quarter of 2011, compared to an income tax benefit of $1.4 million on a pre-tax loss of $3.7 million in the third quarter of 2010. Our effective tax rate was 36.6% for the three months ended September 30, 2011, compared to 37.8% for the three months ended September 30, 2010. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.

Discontinued Operations

Our net income from discontinued operations was zero for the three months ended September 30, 2011, compared to $8.3 million for the three months ended September 30, 2010. Our discontinued operations in 2010 relate to the sale of our pressure pumping and wireline businesses in the fourth quarter of 2010.

Noncontrolling Interest

For the three months ended September 30, 2011, we allocated $0.7 million associated with the net loss incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to $0.8 million for the three months ended September 30, 2010.

Segment Operating Results — Three Months Ended September 30, 2011 and 2010

The following table shows operating results for each of our segments for the three-month periods ended September 30, 2011 and 2010 (in thousands):

For the three months ended September 30, 2011

	U.S.	International	Functional Support	Total
Revenues from external customers	$411,789	$89,526	$—	$501,315
Operating expenses	305,582	77,771	36,577	419,930
Operating income (loss)	106,207	11,755	(36,577)	81,385

For the three months ended September 30, 2010

	U.S.	International	Functional Support	Total
Revenues from external customers	$242,142	$41,597	$—	$283,739
Operating expenses	202,784	45,947	28,825	277,556
Operating income (loss)	39,358	(4,350)	(28,825)	6,183

U.S.

Revenues for our U.S. segment increased $169.6 million, or 70.1%, to $411.8 million for the three months ended September 30, 2011, compared to $242.1 million for the three months ended September 30, 2010. The increase for this segment was due to an increase in activity for our rig-based services and fluid management services along with improved pricing during the period, as well as a shift in our work mix to higher intensity horizontal well completion. Activity also increased in our intervention services and fishing and rental services due to acquisitions during 2011 and late 2010.

Operating expenses for our U.S. segment were $305.6 million during the three months ended September 30, 2011, which represented an increase of $102.8 million, or 50.7%, compared to $202.8 million for the same period in 2010. The increase was directly attributable to increased activity during the period combined with the impact of inflationary pressure on fuel and wage expenses and the impact of the rescission in late 2010 of temporary cost reduction measures implemented in 2009.

International

Revenues for our international segment increased $47.9 million, or 115.2%, to $89.5 million for the three months ended September 30, 2011, compared to $41.6 million for the three months ended September 30, 2010. The increase for this segment is primarily attributable to our international expansion during 2010 to Colombia and the Middle East, in addition to increased activity in Mexico and Argentina.

Operating expenses for our international segment increased $31.8 million, or 69.3%, to $77.8 million for the three months ended September 30, 2011, compared to $45.9 million for the three months ended September 30, 2010. These expenses increased as a direct result of additional activity during the period.

Functional Support

Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International operating segments, increased $7.8 million, or 26.9%, to $36.6 million (7.3% of consolidated revenues) for the three months ended September 30, 2011 compared to $28.8 million (10.2% of consolidated revenues) for the same period in 2010. The increase in costs primarily relates to the reinstatement in late 2010 of certain employee compensation and benefits that had been suspended in 2009 as part of our cost savings effort, as well as transaction costs of $3.3 million related to the Edge acquisition.

Consolidated Results of Operations — Nine Months Ended September 30, 2011 and 2010

Revenues

Our revenues for the nine months ended September 30, 2011 increased $534.2 million, or 66.5%, to $1,337.7 million from $803.5 million for the nine months ended September 30, 2010. See “Segment Operating Results — Nine Months Ended September 30, 2011 and 2010” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses

Our direct operating expenses increased $293.5 million, to $877.1 million (65.6% of revenues), for the nine months ended September 30, 2011, compared to $583.5 million (72.6% of revenues) for the nine months ended September 30, 2010. The increase was a direct result of activity increases in our business and rising supply costs. Fuel and salary expenses have increased compared to the first nine months of the prior year due to rising prices. We have also reinstated employee compensation and benefits that were suspended since 2009. Expenses as a percentage of revenue decreased 7.0% for the nine months ended September 30, 2011 compared to the same period of 2010 due to price increases for our services and an improved work mix resulting in higher margin services.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $23.7 million, or 24.1%, to $122.1 million for the nine months ended September 30, 2011, compared to $98.4 million for the nine months ended September 30, 2010. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2011 and the fourth quarter of 2010, as well as increased capital expenditures in 2011.

General and Administrative Expenses

General and administrative expenses increased $40.0 million, to $170.7 million (12.8% of revenues), for the nine months ended September 30, 2011, compared to $130.7 million (16.3% of revenues) for the nine months ended September 30, 2010. The increase for the first nine months of 2011 was primarily due to an increase in employee compensation resulting from the rescission of temporary employee compensation and benefit reductions as well as increased headcount due to our growth. We also incurred additional professional fees related to acquisition activity.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $46.5 million for the nine months ended September 30, 2011, compared to zero for the same period in 2010, due to our tender offer for the 2014 Notes and the termination of our prior credit facility during the first quarter of 2011. The loss consisted of the tender premium on the 2014 Notes, as well as transaction fees and the write-off of the unamortized portion of deferred financing costs.

Interest Expense, net of Amounts Capitalized

Interest expense was $31.6 million for both the nine months ended September 30, 2011 and 2010. Overall, interest rates on our debt have declined during 2011 due to the repurchase of the 8.375% 2014 Notes and the issuance of the 6.75% 2021 Notes during the first quarter. However, this rate decline was offset by additional interest expense due to additional borrowings under our amended 2011 Credit Facility to fund the acquisition of Edge.

Other, net

The following table summarizes the components of other, net for the periods indicated:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
(Gain) loss on disposal of assets, net	$(662)	$509
Interest income	(23)	(41)
Foreign exchange gain	(3,024)	(479)
Gain on sale of equity method investment	(4,783)	—
Other expense (income), net	422	(1,545)

Total	$(8,070)	$(1,556)

In April 2011 we sold our equity interest in IROC Energy Services Corp. (“IROC”) and recorded a gain on the sale of $4.8 million during the second quarter of 2011. Our foreign exchange gain relates to an increase in U.S. dollar-denominated transactions in our foreign locations and fluctuations in the strength of the U.S. dollar.

Income Tax (Expense) Benefit

We recorded income tax expense of $36.7 million on pre-tax income of $97.8 million for the nine months ended September 30, 2011, compared to an income tax benefit of $15.0 million on a pre-tax loss of $39.2 million for the nine months ended September 30, 2010. Our effective tax rate was 37.5% for the nine months ended September 30, 2011, compared to 38.2% for the nine months ended September 30, 2010. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to numerous factors, including the mix of profit and loss between various taxing jurisdictions, specifically the charge recorded in the U.S. on the early extinguishment of debt, and the impact of permanent items that affect book income but do not affect taxable income.

Discontinued Operations

Our net income from discontinued operations was zero for the nine months ended September 30, 2011, compared to $18.4 million for the nine months ended September 30, 2010. Our discontinued operations in 2010 relate to the sale of our pressure pumping and wireline businesses.

Noncontrolling Interest

For the nine months ended September 30, 2011, we allocated $1.0 million associated with the net loss incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to $2.8 million for the nine months ended September 30, 2010.

Segment Operating Results — Nine Months Ended September 30, 2011 and 2010

The following table shows operating results for each of our segments for the nine-month periods ended September 30, 2011 and 2010 (in thousands):

For the nine months ended September 30, 2011

	U.S.	International	Functional Support	Total
Revenues from external customers	$1,109,148	$228,520	$—	$1,337,668
Operating expenses	858,092	208,820	102,995	1,169,907
Operating income (loss)	251,056	19,700	(102,995)	167,761

For the nine months ended September 30, 2010

	U.S.	International	Functional Support	Total
Revenues from external customers	$662,671	$140,812	$—	$803,483
Operating expenses	575,223	155,884	81,517	812,624
Operating income (loss)	87,448	(15,072)	(81,517)	(9,141)

U.S.

Revenues for our U.S. segment increased $446.5 million, or 67.4%, to $1,109.1 million for the nine months ended September 30, 2011, compared to $662.7 million for the nine months ended September 30, 2010. The increase in this segment was due to an increase in activity and improved pricing. During the first quarter of 2011, we implemented price increases for all of our lines of business. Additionally, acquisitions in the fourth quarter of 2010 and during 2011 contributed to the increase in revenue year over year.

Operating expenses for our U.S. segment were $858.1 million during the nine months ended September 30, 2011, which represented an increase of $282.9 million, or 49.2%, compared to $575.2 million for the same period in 2010. The increase was directly attributable to increased activity during the period combined with the impact of inflationary pressure on fuel and wage expenses and the impact of the rescission in late 2010 of temporary cost reduction measures implemented in 2009.

International

Revenues for our international segment increased $87.7 million, or 62.3%, to $228.5 million for the nine months ended September 30, 2011, compared to $140.8 million for the nine months ended September 30, 2010. The increase for this segment is primarily attributable to our international expansion during 2010 to Colombia and the Middle East, in addition to increased activity in Mexico, Argentina and Russia.

Operating expenses for our international segment increased $52.9 million, or 34.0%, to $208.8 million for the nine months ended September 30, 2011, compared to $155.9 million for the nine months ended September 30, 2010, and increased as a direct result of additional activity during the period.

Functional Support

Operating expenses for Functional Support increased $21.5 million, or 26.3%, to $103.0 million (7.7% of consolidated revenues) for the nine months ended September 30, 2011 compared to $81.5 million (10.1% of consolidated revenues) for the same period in 2010. The increase in costs relates to the reinstatement in late 2010 of certain employee compensation and benefits that had been suspended in 2009 as part of our cost savings effort.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition and Liquidity

As of September 30, 2011, we had cash and cash equivalents of $19.3 million. Our adjusted working capital (working capital excluding the current portion of capital leases and long-term debt) was $282.5 million, compared to $136.4 million as of December 31, 2010. Our adjusted working capital increased from the prior year end primarily as a result of the payment of income taxes in March 2011 through borrowings on our long-term revolving credit facility and an increase in accounts receivable due to activity increases associated with improving market conditions during the nine months ended September 30, 2011. Our total outstanding debt (including capital leases) was $746.6 million, and we have no significant debt maturities until 2016. As of September 30, 2011, we have $265.0 million in borrowings and $59.5 million in committed letters of credit outstanding under our amended 2011 Credit Facility (defined below), leaving $225.5 million of available borrowing capacity. We amended the 2011 Credit Facility effective July 27, 2011 which increased our available borrowing capacity by $150 million to $550 million (as discussed further below under “Senior Secured Credit Facility”).

Cash Flows

The following table summarizes our cash flows for the nine-month periods ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$103,002	$90,427
Cash paid for capital expenditures	(245,910)	(101,065)
Proceeds received from sale of fixed assets	8,832	20,502
Acquisitions	(188,629)	—
Proceeds from sale of equity method investment	11,965	—
Other investing activities, net	—	165
Repayments of capital lease obligations	(3,093)	(6,891)
Repayments of long-term debt	(460,509)	(6,970)
Proceeds from long-term debt	475,000	—
Proceeds from borrowings on revolving credit facility	363,000	30,000
Repayments on revolving credit facility	(98,000)	(30,000)
Repurchases of common stock	(5,473)	(2,357)
Other financing activities, net	(2,827)	4,214
Effect of exchange rates on cash	5,332	(1,366)

Net decrease in cash and cash equivalents	$(37,310)	$(3,341)

Cash provided by operating activities was $103.0 million and $90.4 million for the nine months ended September 30, 2011 and 2010, respectively. Operating cash inflows for 2011 relate to net income for the period, partially offset by the payment of our income tax obligations from 2010 and an increase in accounts receivable associated with increased activity.

Cash used in investing activities was $413.7 million and $80.4 million for the nine months ended September 30, 2011 and 2010, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures and cash paid for acquisitions. Our capital expenditures through September 30, 2011 relate to the increased demand for our services and associated growth initiatives.

Cash provided by financing activities was $268.1 million during the nine months ended September 30, 2011 compared to cash used in financing activities of $12.0 million for the nine months ended September 30, 2010. Overall financing cash inflows for 2011 relate to borrowings under our revolving credit facility to fund a portion of our capital expenditure program and acquisitions.

Sources of Liquidity and Capital Resources

Our sources of liquidity include our current cash and cash equivalents, availability under our amended 2011 Credit Facility, and internally generated cash flows from operations.

Debt Service

We do not have any significant maturities of debt until 2016. Interest on our revolving credit facility is due each quarter. Interest to be paid for the remainder of 2011 is less than $0.1 million and zero related to our 2014 Notes and 2021 Notes, respectively (each defined below). We expect to fund interest payments from cash generated by operations. At September 30, 2011, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our amended 2011 Credit Facility were as follows:

Principal Payments
(in thousands)
2011	$—
2012	—
2013	—
2014	3,573
2015 and thereafter	740,000

Total principal payments	$743,573

At September 30, 2011, we were in compliance with all the covenants required under the amended 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.

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

6.75% Senior Notes due 2021

On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). Net proceeds, after deducting underwriters’ fees and offering expenses, were $466.0 million. We used the net proceeds to repurchase the 2014 Notes as described above, including accrued and unpaid interest, fees and expenses. We capitalized $10.0 million of financing costs associated with the issuance of this debt that will be amortized over the term of the notes.

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

These covenants are subject to certain exceptions and qualifications and contain cross-default provisions relating to the covenants of our 2011 Credit Facility, discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2011, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at September 30, 2011.

Senior Secured Credit Facility

On March 31, 2011, we simultaneously terminated (without pre-payment penalty) our $300 million credit agreement dated November 29, 2007, as amended, which was to mature no later than November 29, 2012, and entered into a new credit agreement (the “2011 Credit Facility”) with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender, Bank of America, N.A., as Syndication Agent, and Capital One, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents. The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016. In connection with the termination of our previous credit agreement, we incurred a loss of $2.2 million on early extinguishment of debt related to the write-off of the unamortized portion of deferred financing costs.

On July 27, 2011, we entered into the First Amendment to the 2011 Credit Facility (the “Amendment”) with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment

Bank and DnB NOR Bank ASA, as Co-Documentation Agents. The Amendment, which is effective as of July 27, 2011, amends certain provisions of our 2011 Credit Facility. Among other changes, the Amendment increased the total commitments by the lenders under the 2011 Credit Facility from $400.0 million to $550.0 million, effected by an increase in the commitments of certain existing lenders under the facility and the addition of certain new lenders. The Amendment also modifies the 2011 Credit Facility by increasing, from $500.0 million to $650.0 million, the maximum aggregate amount of commitments permitted under the 2011 Credit Facility pursuant to our option to increase commitments by the lenders. The amended 2011 Credit Facility and the obligations thereunder are secured by substantially all of our assets and those of our subsidiary guarantors and are guaranteed by certain of our existing and future domestic subsidiaries.

We capitalized $4.8 million of financing costs in connection with the execution of the 2011 Credit Facility and an additional $1.4 million related to the Amendment that will be amortized over the term of the debt.

The interest rate per annum applicable to the amended 2011 Credit Facility is, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans ranges from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility equal 0.50%.

The amended 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than the percentages specified below;

Fiscal Quarter Ending	Ratio
September 30, 2011 through March 31, 2012	50%
June 30, 2012 through September 30, 2012	47.5%
December 31, 2012 and thereafter	45%

•

our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least:

Fiscal Quarter Ending	Ratio
September 30, 2011 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

•	we limit our capital expenditures and investments in foreign subsidiaries to $250.0 million per fiscal year, if the consolidated total leverage ratio exceeds 3.00 to 1.00.

In addition, the amended 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equityholders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.

We were in compliance with these covenants at September 30, 2011. We may prepay the amended 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of September 30, 2011, we had borrowings of $265.0 million under the revolving credit facility and $59.5 million of letters of credit outstanding, leaving $225.5 million of available borrowing capacity under the amended 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the amended 2011 Credit Facility was 2.69% for the three-month period ended September 30, 2011.

Capital Lease Agreements

We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of September 30, 2011, there was $3.0 million outstanding under such equipment leases.

Off-Balance Sheet Arrangements

At September 30, 2011 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements

As of September 30, 2011, we had cash and cash equivalents of $19.3 million, available borrowing capacity of $225.5 million under our amended 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our amended 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our amended 2011 Credit Facility and, in the case of acquisitions, equity.

In October 2011, we received a federal income tax refund of $26.2 million and paid down $25.0 million of outstanding borrowings under the amended 2011 Credit Facility.

Capital Expenditures

During the nine months ended September 30, 2011, our capital expenditures totaled $245.9 million, primarily related to fluid management expansion in the Bakken Shale, the deployment of heavy duty workover rigs, the purchase of premium drill pipe and major maintenance of our existing fleet and equipment. Our capital expenditures program is expected to total $365.0 million during 2011, focusing the remaining expenditures mainly on expansion to selected growth regions. Our capital expenditure program for 2011 is subject to market conditions, including activity levels, commodity prices, and industry capacity. We currently anticipate funding our remaining 2011 capital expenditures through a combination of cash on hand and borrowings under our amended 2011 Credit Facility. Should our operating cash flows or activity levels prove insufficient to warrant our currently planned capital spending levels, management expects it would adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

Edge Acquisition

On August 5, 2011, we completed our acquisition of Edge. The total consideration for the acquisition was $307.6 million consisting of approximately 7.5 million shares of our common stock and approximately $189.7 million in cash. The cash portion of the acquisition was funded with borrowings under the amended 2011 Credit Facility.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2011 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various suits and claims that have arisen in the ordinary course of business. We do not believe that the disposition of any of our ordinary course litigation will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 10. Commitments and Contingencies” in “Item 1. Financial Statements” in Part I of this report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

There have been no material changes in our risk factors disclosed in our 2010 Form 10-K. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2010 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2011 to July 31, 2011	282	$19.52	—	$—
August 1, 2011 to August 31, 2011	5,615	12.84	—	—
September 1, 2011 to September 30, 2011	295	9.09	—	—

Total	6,192	$12.97	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.
(2)	The price paid per share on the vesting date with respect to the tax withholding repurchases was determined using the closing price as quoted on the NYSE on the vesting date for awards granted under the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan and the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date: November 4, 2011	By:	/s/ T.M. Whichard III
T.M. Whichard III
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal
Financial Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Merger, dated as of July 13, 2011, by and among Key Energy Services, Inc., Key Merger Sub I, Key Merger Sub II, Edge Oilfield Services, L.L.C., Summit Oilfield Services, L.L.C., the Edge Holders and the Summit Holders (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on July 15, 2011, File No. 001-08038.)

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Third Restated By-laws of Key Energy Services, Inc. (reflecting the Second Amended and Restated By-laws of Key Energy Services, Inc. adopted on September 21, 2006, as amended on November 2, 2007, April 4, 2008 and June 4, 2009) (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 15, 2011, File No. 001-08038.)

10.1	First Amendment to Credit Agreement, dated as of July 27, 2011, among Key Energy Services, Inc., each of the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as co-documentation agents (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 29, 2011, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith