Form 10-K
period 2011-12-31
KEY ENERGY SERVICES INC
filed 2012-02-29
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2011, based on the $18.00 per share closing price for the registrant’s common stock as quoted on the New York Stock Exchange on such date, was $2.2 billion (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding common stock of the registrant have been deemed affiliates).

As of February 22, 2012, the number of outstanding shares of common stock of the registrant was 151,345,723.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

KEY ENERGY SERVICES, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2011

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

General Description of Business

Key Energy Services, Inc. (NYSE: KEG) a Maryland corporation, is the largest onshore, rig-based well servicing contractor based on the number of rigs owned. References to “Key,” the “Company,” “we,” “us” or “our” in this report refer to Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries. We were organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. In December 1992, we became Key Energy Group, Inc. and we changed our name to Key Energy Services, Inc. in December 1998.

We provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada.

The following is a description of the various products and services that we provide and our major competitors for those products and services.

Service Offerings

We revised our reportable business segments as of the first quarter of 2011. The revised operating segments are U.S. and International. We also have a “Functional Support” segment associated with managing each of our reportable operating segments. Financial results as of and for the years ended December 31, 2010 and 2009 have been restated to reflect the change in operating segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our domestic rig services, fluid management services, fishing and rental services, and intervention services are now aggregated within our U.S. reportable segment. Our international rig services business and our Canadian technology development group are now aggregated within our International reportable segment. See “Note 23. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.

U.S. Segment

Rig Services

Our rig-based services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.

The completion and recompletion services provided with our rigs prepare a newly drilled well, or a well that was recently extended through a workover, for production. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a well service rig and may also provide other equipment to assist in the completion process. The completion process usually takes a few days to several weeks, depending on the nature of the completion.

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

The maintenance services that we provide with our rig fleet are generally required throughout the life cycle of an oil or natural gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling the rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services generally take less than 48 hours to complete.

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

We believe that the largest competitors for our U.S. rig-based services include Nabors Industries Ltd., Basic Energy Services, Inc., Superior Energy Services (Complete Production Services), Forbes Energy Services Ltd. and Pioneer Drilling Company. Numerous smaller companies also compete in our rig-based markets in the United States.

Fluid Management Services

We provide fluid management services, including oilfield fluid transportation and produced water disposal services, with our fleet of heavy and medium-duty trucks. The specific services offered include vacuum truck services, fluid transportation services and disposal services for operators whose wells produce saltwater or other non-hydrocarbon fluids. We also supply frac tanks used for temporary storage of fluids associated with fluid hauling operations. In addition, we provide equipment trucks that are used to move large pieces of equipment from one well site to the next, and we operate a fleet of hot oilers capable of pumping heated fluids used to clear soluble restrictions in a wellbore.

Fluid hauling trucks are utilized in connection with drilling, completions, workover and maintenance activities, which tend to use large amounts of various fluids. In connection with these activities at a well site, we transport fresh and brine water to the well site and provide temporary storage and disposal of produced saltwater and drilling or workover fluids. These fluids are removed from the well site and transported for disposal in saltwater disposal (“SWD”) wells owned by us or a third party. Demand and pricing for these services generally correspond to demand for our well service rigs.

We believe that the largest competitors for our domestic fluid management services include Basic Energy Services, Superior Energy Services (Complete Production Services), Nabors Industries and Stallion Oilfield Services Ltd. Numerous smaller companies also compete in the fluid management services market in the United States.

Intervention Services

Our intervention services line of business includes our coiled tubing, pumping and nitrogen service offerings. Coiled tubing services involve the use of a continuous metal pipe spooled onto a large reel which is then deployed into oil and natural gas wells to perform various applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, and formation stimulations utilizing acid and chemical treatments. Coiled tubing is also used for a number of horizontal well applications such as logging and perforating tool conveyance, milling temporary isolation plugs that separate frac zones, and various other pre- and post- hydraulic fracturing well preparation services.

Our coiled tubing operations consist of both small diameter conventional units (less than two inches in diameter) and large diameter units (two inches or greater in diameter). Nearly two-thirds of our fleet are long-

lateral capable units, including several extended-reach capable units, all of which have become important tools in horizontal well completions. Historically, coiled tubing was limited to remedial work such as wellbore washout and acid placement. Long-lateral coiled tubing units are used in the horizontal well applications. Our units are also employed in later-life well remediation and provide early and late cycle high pressure live well intervention services. Our coiled tubing units are currently only deployed in the United States; however, we believe that our international customers also may request such technology.

Our primary competitors in the coiled tubing services market include: Schlumberger Ltd., Baker Hughes Incorporated, Halliburton Company and Superior Energy Services. Numerous smaller companies also compete in our intervention services markets in the United States.

Fishing and Rental Services

We offer a full line of services and rental equipment designed for use in providing both onshore and offshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units and foam air units.

As a result of our acquisition of Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”) in August 2011, our rental inventory also includes frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also provide well testing services.

Demand for our fishing and rental services is also closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices.

Our primary competitors for our fishing and rental services include Baker Oil Tools, Weatherford International, Basic Energy Services, Smith Services (owned by Schlumberger), Superior Energy Services, Quail Tools (owned by Parker Drilling Company) and Knight Oil Tools.

International Segment

Our international segment includes operations in Mexico, Colombia, the Middle East, Russia and Argentina. Services in these locations include rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also provide drilling services in some of the regions where we work and we provide engineering and consulting services for the development of reservoirs.

Our operations in Mexico consist mainly of workover, wireline, project management and consulting services. We generate significant revenue from our contracts with the Mexican national oil company, Petróleos Mexicanos (“Pemex”). In Mexico, San Antonio International, Weatherford International Ltd. and Forbes Energy Services are our largest competitors.

In Argentina, our operations consist of drilling and workover services. In Argentina, we believe our major competitors are San Antonio International (formerly Pride International), Nabors Industries and DLS.

In Colombia, we provide workover services. Our major competitors in Colombia are San Antonio International, Independence, Petroworks and Estrella International.

In Russia, we provide drilling, workover, and reservoir engineering services. Our Russian operations are structured as a 50/50 joint venture in which we have a controlling financial interest. In Russia, our major competitors are Weatherford International and Integra Technologies Inc.

In the Middle East, we formed a joint venture in the first quarter of 2010 in which we have a controlling financial interest. Our operations in the Middle East consist mainly of workover services in the Kingdom of Bahrain. Our largest competitors in the Middle East are Weatherford International, Nabors Industries and MB Petroleum Services.

Also included in our International segment is our technology development and control systems business based in Canada. This business is focused on the development of software related to oilfield service equipment controls, data acquisition and digital information flow.

Other Business Data

Raw Materials

We purchase a wide variety of raw materials, parts and components that are made by other manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies or materials.

Customers

Our customers include major oil companies, foreign national oil companies, and independent oil and natural gas production companies. During the years ended December 31, 2011 and 2010, no single customer accounted for more than 10% of our consolidated revenues. During the year ended December 31, 2009, Pemex accounted for approximately 11% of our consolidated revenues. No other customer accounted for more than 10% of our consolidated revenues for the year ended December 31, 2009.

Receivables outstanding from Pemex were approximately 10% of our total accounts receivable as of December 31, 2011. No single customer accounted for more than 10% of our total accounts receivable as of December 31, 2010. Pemex accounted for approximately 25% of our total accounts receivable as of December 31, 2009. No other customers accounted for more than 10% of our total accounts receivable as of December 31, 2011 and 2009.

Competition and Other External Factors

The markets in which we operate are highly competitive. Competition is influenced by such factors as price, capacity, availability of work crews, and reputation and experience of the service provider. We believe that an important competitive factor in establishing and maintaining long-term customer relationships is having an experienced, skilled and well-trained work force. We devote substantial resources toward employee safety and training programs. In addition, we believe that our proprietary KeyView® system provides important safety enhancements. We believe many of our larger customers place increased emphasis on the safety, performance and quality of the crews, equipment and services provided by their contractors. Although we believe customers consider all of these factors, price is often the primary factor in determining which service provider is awarded the work. However, in numerous instances, we secure and maintain work for large customers for which efficiency, safety, technology, size of fleet and availability of other services are of equal importance to price.

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

Patents, Trade Secrets, Trademarks and Copyrights

We own numerous patents, trademarks and proprietary technology that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate. We have devoted significant resources to developing technological improvements in our well service business and have sought patent protection both inside and outside the United States for products and methods that appear to have commercial significance. All the issued patents have varying remaining durations and begin expiring between 2013 and 2028. The most notable of our technologies include numerous patents surrounding our KeyView® system.

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

Employees

As of December 31, 2011, we employed approximately 8,000 persons in our United States operations and approximately 2,400 additional persons in Mexico, Colombia, Argentina and Canada. Additionally, our joint ventures in Russia and the Middle East in which we own a controlling interest employed approximately 350 persons as of December 31, 2011. Our domestic employees are not represented by a labor union and are not covered by collective bargaining agreements. Many of our employees in Argentina are represented by formal unions. In Mexico, we have entered into a collective bargaining agreement that applies to our workers in Mexico performing work under our Pemex contracts.

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

Access to Company Reports

Our Web site address is www.keyenergy.com, and we make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with the Securities and Exchange Commission (“SEC”). Our Web site also includes general information about us, including our Corporate Governance Guidelines and charters for the committees of our board of directors. Information on our Web site or any other Web site is not a part of this report.

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

Prices for oil and natural gas historically have been extremely volatile and have reacted to changes in the supply of, and demand for, oil and natural gas. These include changes resulting from, among other things, the ability of the Organization of Petroleum Exporting Countries to support oil prices, domestic and worldwide economic conditions and political instability in oil-producing countries. We depend on our customers’ willingness to make expenditures to explore for, develop and produce oil and natural gas. Therefore, weakness in oil and natural gas prices (or the perception by our customers that oil and natural gas prices will decrease in the future) could result in a reduction in the utilization of our equipment and result in lower rates for our services. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors, over which we have no control, including:

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions;

•	domestic and foreign supply of and demand for oil and natural gas;

•	the price and quantity of imports of foreign oil and natural gas;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and gas reserves;

•	federal, state and local regulation of exploration and drilling activities and equipment, material or supplies that we furnish;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with our operations;

•	political instability in oil and natural gas producing countries;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the price and availability of alternative fuel and energy sources; and

•	uncertainty in capital and commodities markets and the ability of oil and natural gas producers to raise equity capital and debt financing.

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

Spending by exploration and production companies can also be impacted by conditions in the capital markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause exploration and production companies to make additional reductions to capital budgets in the future even if oil prices remain at current levels or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves, in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment.

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

We periodically seek to increase the prices on our services to offset rising costs and to generate higher returns for our stockholders. However, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining, our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs, fluid hauling trucks, coiled tubing units and new fishing and rental equipment, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase prices.

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing as costs increase could have a material adverse effect on our business, financial position and results of operations.

We participate in a capital-intensive industry. We may not be able to finance future growth of our operations or future acquisitions.

Our activities require substantial capital expenditures. If our cash flow from operating activities and borrowings under our revolving bank credit facility are not sufficient to fund our capital expenditure budget, we would be required to fund these expenditures through debt or equity or alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets; and/or

•	reducing or delaying acquisitions or capital investments, such as acquisitions of additional revenue generating equipment and refurbishments of our rigs and related equipment.

However, if debt and equity capital or alternative financing plans are not available or are not available on economically attractive terms, we would be required to curtail our capital spending, and our ability to grow our business and sustain or improve our profits may be adversely affected. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis or to satisfy our liquidity needs would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

Increased labor costs or the unavailability of skilled workers could hurt our operations.

Companies in our industry, including us, are dependent upon the available labor pool of skilled employees. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and which can increase our labor costs or subject us to liabilities to our employees. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. We cannot assure you that labor costs will not increase. Increases in our labor costs could have a material adverse effect on our business, financial condition and results of operations.

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

Historically, we have experienced periods of low demand for our services and have incurred operating losses. In the future, we may incur further operating losses and experience negative operating cash flow. We may not be able to reduce our costs, increase revenues, or reduce our debt service obligations sufficient to achieve profitability and generate positive operating income in the future.

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

We self-insure against a significant portion of these liabilities. For losses in excess of our self-insurance limits, we maintain insurance from unaffiliated commercial carriers. However, our insurance may not be adequate to cover all losses or liabilities that we might incur in our operations. Furthermore, our insurance may not adequately protect us against liability from all of the hazards of our business. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. We also are subject to the risk that we may not be able to maintain or obtain insurance of the type and amount we desire at a reasonable cost. If we were to incur a significant liability for which we were uninsured or for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations and cash flows.

We operate in a highly competitive industry, with intense price competition, which may intensify as our competitors expand their operations.

The market for oilfield services in which we operate is highly competitive. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers. The principal competitive factors in our markets are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for safety and price. The competitive environment has intensified as recent mergers among exploration and production companies have reduced the number of available customers. The fact that drilling rigs and other vehicles and pieces of oilfield services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. We may be competing for work against competitors that may be better able to withstand industry downturns and may be better suited to compete on the basis of price, retain skilled personnel and acquire new equipment and technologies, all of which could affect our revenues and profitability.

We are subject to the economic, political and social instability risks of doing business in certain foreign countries.

We currently have operations based in Mexico, Colombia, the Middle East, Russia and Argentina, and we own a technology development and control systems business based in Canada. In the future, we may expand our operations into other foreign countries. As a result, we are exposed to risks of international operations, including:

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

We believe that the high turnover rate is attributable to the nature of the work, which is physically demanding and performed outdoors. As a result, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. The potential inability or lack of desire by workers to commute to our facilities and job sites, as well as the competition for workers from competitors or other industries, are factors that could negatively affect our ability to attract and retain workers. We may not be able to recruit, train and retain an adequate number of workers to replace departing workers. The inability to maintain an adequate workforce could have a material adverse effect on our business, financial condition and results of operations.

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

Potential adoption of future state or federal laws or regulations surrounding the hydraulic fracturing process could make it more difficult to complete oil or natural gas wells and could materially and adversely affect our business, financial condition and results of operations.

Many of our customers utilize hydraulic fracturing services during the life of a well. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in formations underground where water, sand and other additives are pumped under high pressure into the formation. Although we are not a provider of hydraulic fracturing services, many of our services complement the hydraulic fracturing process.

Legislation has been introduced in Congress to provide for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process. Additionally, the U.S. Environmental Protection Agency has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and is completing the process of drafting guidance documents related to this newly asserted regulatory authority. If additional levels of regulation or permitting requirements were imposed through the adoption of new laws and regulations, our customers’ business and operations could be subject to delays and increased operating and compliance costs, which could negatively impact the number of active wells in the marketplaces we serve. Therefore, the adoption of future federal, state or municipal laws regulating the hydraulic fracturing process could negatively impact our business.

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

Our operations pose risks of environmental liability, including leakage from our operations to surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. Therefore, in some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties, expenditures for remediation or other corrective measures, and claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations also may include the assessment of administrative, civil or criminal penalties, revocation of permits, temporary or permanent cessation of operations in a particular location and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition, results of operations and cash flow. Additionally, an increase in regulatory requirements on oil and natural gas exploration and completion activities could significantly delay or interrupt our operations.

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

•	failure to integrate successfully the operations or management of any acquired operations or assets in a timely manner;

•	failure to retain or attract key employees;

•	diversion of management’s attention from existing operations or other priorities; and

•	inability to secure sufficient financing, on terms we find acceptable, that may be required for any such acquisition or investment.

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

Although no single customer accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2011, our ten largest customers made up approximately 47% of our consolidated revenues. In addition, our two largest customers in our International segment made up approximately 65% of our International segment revenues. The loss of one or more of these customers could have an adverse effect on our business, financial condition and results of operations.

Compliance with climate change legislation or initiatives could negatively impact our business.

Various state governments and regional organizations comprising state governments are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases from stationary sources such as our equipment and operations. At the federal level, the EPA has already made findings and issued regulations that require us to establish and report an inventory of greenhouse gas emissions and that could lead to the imposition of restrictions on greenhouse gas emissions from stationary sources such as ours. Legislative and regulatory proposals for restricting greenhouse gas emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for the natural gas and oil that we drill for and help produce. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil and natural gas.

New technology may cause us to become less competitive.

The oilfield service industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies in the future, we may be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and implement new technologies before we can. We cannot be certain that we will be able to implement new technologies or products on a timely basis or at an acceptable cost. Thus, limits on our ability to effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition, results of operations and cash flows.

Conservation measures and technological advances could reduce demand for natural gas and oil.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. Management cannot predict the impact of the changing demand for oil and natural gas services and products, and any major changes may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business may not generate sufficient cash flow from operations to service our outstanding indebtedness. In addition, future borrowings may not be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

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

In addition, a downgrade in our credit rating would make it more difficult for us to raise additional debt financing in the future. However, such a credit downgrade would not have an effect on our currently outstanding senior debt under our indenture or senior secured revolving credit facility.

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

In particular, under the terms of our indebtedness, we must comply with certain financial ratios and satisfy certain financial condition tests, several of which become more restrictive over time and could require us to take action to reduce our debt or take some other action in order to comply with them. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may not be able to continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. If we default, our credit facility lenders will no longer be obligated to extend credit to us and they, as well as the trustee for our outstanding notes, could elect to declare all amounts outstanding under our senior secured credit facility or indentures, as applicable, together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our credit facility bear interest at variable rates, exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.

TAKEOVER PROTECTION-RELATED RISKS

Our bylaws contain provisions that may prevent or delay a change in control.

Our bylaws contain certain provisions designed to enhance the ability of the board of directors to respond to unsolicited attempts to acquire control of the Company. These provisions:

•	establish a classified board of directors, providing for three-year staggered terms of office for all members of our board of directors;

•	set limitations on the removal of directors;

•	enable our board of directors to set the number of directors and to fill vacancies on the board of directors occurring between stockholder meetings; and

•	set limitations on who may call a special meeting of stockholders.

These provisions may have the effect of entrenching management and may deprive investors of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease office space for our principal executive offices in Houston, Texas. We also lease local office space in the various countries in which we operate. Additionally, we own or lease numerous rig facilities, storage facilities, truck facilities and sales and administrative offices throughout the geographic regions in which we operate. We also lease temporary facilities to house employees in regions where infrastructure is limited. Also, in connection with our fluid management services, we operate a number of owned and leased SWD facilities, and brine and freshwater stations. Our leased properties are subject to various lease terms and expirations.

We believe all properties that we currently occupy are suitable for their intended uses. We believe that we have sufficient facilities to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.

The following table shows our active owned and leased properties, as well as active SWD facilities, categorized by geographic region:

Region	Office, Repair & Service and Other (1)	SWDs, and Brine and Freshwater Stations (2)	Operational Field Services Facilities (3)
United States
Owned	17	51	82
Leased	60	15	68
International
Owned	—	—	2
Leased	20	—	10
TOTAL	97	66	162

(1)	Includes twenty residential properties leased in the United States and fourteen apartments leased in Argentina for Key employees to use for operational support and business purposes only. Also includes one staff house leased in Colombia for Key employees and one property in Russia leased by Geostream Services Group and its subsidiaries (“Geostream”).

(2)	Includes SWD facilities as “leased” if we own the wellbore for the SWD but lease the land. In other cases, we lease both the wellbore and the land. Lease terms vary among different sites, but with respect to some of the SWD facilities for which we lease the land and own the wellbore, the land owner has an option under the land lease to retain the wellbore at the termination of the lease.

(3)	Includes one property in Russia leased by Geostream and one leased property in the Middle East.

ITEM 3.	LEGAL PROCEEDINGS

We are subject to various suits and claims that have arisen in the ordinary course of business. We do not believe that the disposition of any of our ordinary course litigation will result in a material adverse effect on our consolidated financial position, results of operations or cash flows.

Shareholder Derivative Demand

On December 7, 2011, we received a letter on behalf of the Arkansas Public Employees Retirement Systems (“APERS”), stating that APERS is a Key stockholder and alleging that certain of our officers and one director had breached their fiduciary duties, violated internal corporate policies and been unjustly enriched in connection with their oversight and administration of our compliance with health, safety, labor, motor vehicle and other similar laws, rules and regulations to which Key is subject. The letter demands that our board of directors take action against such officers and director to remedy the conduct alleged in the letter and threatens that APERS will commence a shareholder derivative suit on behalf of Key absent action from the board of directors. To our knowledge, no complaint has been filed in connection with the letter. Our board has established a special committee, consisting of independent members of the board, to review and evaluate the allegations made in the letter. The special committee has engaged independent legal counsel to assist it with its review, which is currently underway. Once its review has been completed, the special committee is expected to report its findings to our board of directors and recommend whether or not suit should be filed or what other action, if any, should be taken in response to the allegations in the letter. For additional information on legal proceedings, see “Note 16. Commitments and Contingencies” in “Item 8. Financial Statements and Supplementary Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market and Share Prices

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KEG.” As of February 22, 2012, there were 766 registered holders of 151,345,723 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name”, meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. The following table sets forth the reported high and low closing price of our common stock for the periods indicated:

	High	Low
Year Ended December 31, 2011
1st Quarter	$15.92	$12.16
2nd Quarter	18.20	14.59
3rd Quarter	20.48	9.09
4th Quarter	15.47	8.70

	High	Low
Year Ended December 31, 2010
1st Quarter	$11.26	$8.64
2nd Quarter	11.15	8.91
3rd Quarter	9.92	8.01
4th Quarter	13.29	9.70

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 1000 Index, the Russell 2000 Index and to a peer group established by management. During 2008, we moved from the Russell 2000 Index to the Russell 1000 Index and, during 2009, we moved back from the Russell 1000 Index to the Russell 2000 Index. For comparative purposes, both the Russell 2000 and the Russell 1000 Indices are reflected in the following performance graph. The peer group consists of five other companies with a similar mix of operations and includes Nabors Industries Ltd., Weatherford International Ltd., Basic Energy Services, Inc., Complete Production Services, Inc. and RPC, Inc. In February 2012, Complete Production Services was acquired by Superior Energy Services, Inc. The graph below compares the cumulative five-year total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector, the listed Russell Indices and our peer group. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 at December 31, 2006 and tracks the return on the investment through December 31, 2011.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Key Energy Services, Inc., the Russell 2000 Index, the Russell 1000 Index,

the PHLX Oil Service Sector Index, and Peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Dividend Policy

There were no dividends declared or paid on our common stock for the years ended December 31, 2011, 2010 and 2009. Under the terms of our current credit facility, we must meet certain financial covenants before we may pay dividends. We do not currently intend to pay dividends.

Issuer Purchases of Equity Securities

During the fourth quarter of 2011, we repurchased an aggregate of 11,274 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1, 2011 to October 31, 2011	—	$—	—
November 1, 2011 to November 30, 2011	6,967	$14.57	—
December 1, 2011 to December 31, 2011	4,307	$14.69	—

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders(1)	2,422	$13.89	1,320
Equity compensation plans not approved by stockholders	—	$—	—

Total	2,422		1,320

(1)	Represents options and other stock-based awards granted under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan (the “2009 Incentive Plan”), the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan (the “2007 Incentive Plan”), and the Key Energy Group, Inc. 1997 Incentive Plan (the “1997 Incentive Plan”). The 1997 Incentive Plan expired in November 2007.

Sale of Unregistered Securities

During 2011, we issued 81,087 shares of common stock in connection with the exercise of warrants to purchase shares of our common stock. On May 12, 2009, in connection with the settlement of a lawsuit, we issued to two individuals warrants to purchase shares of our common stock. The issuance of shares upon exercise of the warrants was made in reliance upon the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof for transactions by an issuer not involving any public offering.

ITEM 6.	SELECTED FINANCIAL DATA

The following historical selected financial data as of and for the years ended December 31, 2007 through December 31, 2011 has been derived from our audited financial statements included in “Item 8. Financial Statements and Supplementary Data.” For the years ended December 31, 2007 through December 31, 2010, we have reclassified the historical results of operations of our pressure pumping and wireline businesses to discontinued operations. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
REVENUES	$1,846,883	$1,153,684	$955,699	$1,624,446	$1,358,327
COSTS AND EXPENSES:
Direct operating expenses	1,197,083	835,012	675,942	1,005,850	791,595
Depreciation and amortization expense	169,604	137,047	149,233	149,607	111,211
General and administrative expenses	238,068	198,271	172,140	246,345	218,637
Asset retirements and impairments	—	—	97,035	26,101	—

Operating income (loss)	242,128	(16,646)	(138,651)	196,543	236,884

Loss on early extinguishment of debt	46,451	—	472	—	9,557
Interest expense, net of amounts capitalized	42,543	41,959	39,405	42,622	37,206
Other (income) expense, net	(5,818)	(2,697)	(1,306)	2,552	(5,512)

Income (loss) from continuing operations before tax	158,952	(55,908)	(177,222)	151,369	195,633
Income tax (expense) benefit	(58,297)	20,512	65,974	(81,900)	(75,695)

Income (loss) from continuing operations	100,655	(35,396)	(111,248)	69,469	119,938
Income (loss) from discontinued operations, net of tax	—	105,745	(45,428)	14,344	49,234

Net income (loss)	100,655	70,349	(156,676)	83,813	169,172

Loss attributable to noncontrolling interest	(806)	(3,146)	(555)	(245)	(117)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$101,461	$73,495	$(156,121)	$84,058	$169,289

Earnings (loss) per share from continuing operations attributable to Key:
Basic	$0.70	$(0.25)	$(0.91)	$0.56	$0.91
Diluted	$0.69	$(0.25)	$(0.91)	$0.56	$0.90

Earnings (loss) per share from discontinued operations:
Basic	$—	$0.82	$(0.38)	$0.12	$0.38
Diluted	$—	$0.82	$(0.38)	$0.11	$0.37

Earnings (loss) per share attributable to Key:
Basic	$0.70	$0.57	$(1.29)	$0.68	$1.29
Diluted	$0.69	$0.57	$(1.29)	$0.67	$1.27

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)

Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$100,655	$(35,396)	$(111,248)	$69,469	$119,938
Loss attributable to noncontrolling interest	(806)	(3,146)	(555)	(245)	(117)

Income (loss) from continuing operations attributable to Key	$101,461	$(32,250)	$(110,693)	$69,714	$120,055

Weighted Average Shares Outstanding:
Basic	145,909	129,368	121,072	124,246	131,194
Diluted	146,217	129,368	121,072	125,565	133,551

CASH FLOW DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$188,305	$129,805	$184,837	$367,164	$249,919
Net cash used in investing activities	(520,090)	(8,631)	(110,636)	(329,074)	(302,847)
Net cash provided by (used in) financing activities	306,084	(100,205)	(127,475)	(7,970)	23,240
Effect of changes in exchange rates on cash	4,516	(1,735)	(2,023)	4,068	(184)

BALANCE SHEET DATA

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Working capital	$311,060	$132,385	$194,363	$285,749	$253,068
Property and equipment, gross	2,224,102	1,832,443	1,647,718	1,635,424	1,403,726
Property and equipment, net	1,210,297	936,744	794,269	898,696	771,002
Total assets	2,599,120	1,892,936	1,664,410	2,016,923	1,859,077
Long-term debt and capital leases, net of current maturities	773,975	427,121	523,949	633,591	511,614
Total liabilities	1,384,489	911,133	921,270	1,156,191	969,828
Equity	1,214,631	981,803	743,140	860,732	889,249
Cash dividends per common share	—	—	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in “Item 8. Financial Statements and Supplementary Data.” The discussion below contains forward-looking statements that are based upon our current expectations and are subject to uncertainty and changes in circumstances including those identified in “Cautionary Note Regarding Forward-Looking Statements” above. Actual results may differ materially from these expectations due to potentially inaccurate assumptions and known or unknown risks and uncertainties. Such forward-looking statements should be read in conjunction with our disclosures under “Item 1A. Risk Factors.”

Overview

We provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to produce, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada.

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

We revised our reportable business segments as of the first quarter of 2011. The revised operating segments are U.S. and International. We also have a Functional Support segment associated with managing all of our reportable operating segments. For a full description of our operating segments, see “Service Offerings” in “Item 1. Business.” Financial results as of and for the years ended December 31, 2010 and 2009 have been restated to reflect the change in operating segments.

Business and Growth Strategies

Focus on Horizontal Well Services

In recent years the number of horizontal wells drilled in the U.S. has increased significantly. Horizontal wells tend to involve a higher degree of service intensity associated with their drilling and completion, and we believe ultimately the maintenance required over their lifetime. To capitalize on this growing market segment we have built and acquired new equipment, including more capable rigs and coiled tubing units, and upgraded existing equipment capable of providing services integral to the completion and maintenance of horizontal wellbores. Additionally, during 2011 we acquired Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively “Edge”), which primarily rents frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. Edge increases our higher-end equipment and service offerings associated with horizontal well completion activity. We also expanded all our service offerings into unconventional shale regions where horizontal activity is most prevalent including the Bakken shale, the Eagle Ford shale, and others. We intend to continue our focus on the expansion of horizontal well service offerings in existing markets and into new markets in the United States.

Continue Expansion in International Markets

We presently operate internationally in Mexico, Colombia, the Middle East, Russia and Argentina, particularly in regions of those countries with large legacy oilfields facing production declines. We believe that our experience with domestic mature oilfields and our proprietary technologies, including our KeyView® system, provides us with the opportunity to compete for new business in foreign markets. We continue to evaluate international expansion opportunities in the regions where we already have a presence as well as other regions.

Pursue Prudent Acquisitions in Complementary Businesses

We intend to continue our disciplined approach to acquisitions, seeking opportunities that strengthen our presence in selected regional markets and provide opportunities to expand our core services. We also seek to acquire technologies, assets and businesses that represent a good operational, strategic, and/or synergistic fit with our existing service offerings. For example, our recent acquisition of Edge complemented our other horizontal well service offerings. Likewise, our acquisition of OFS Energy Services, LLC (“OFS”) in 2010 and other coiled tubing asset acquisitions enabled us to further expand our unconventional shale market positioning.

PERFORMANCE MEASURES

In determining the overall health of the oilfield service industry, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of capital spending and activity levels, since this data is made publicly available on a weekly basis. Historically, our activity levels have been highly correlated to capital spending by oil and natural gas producers.

Year	WTI Cushing Crude Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2007	$72.34	$7.12	1,695
2008	$99.57	$8.90	1,814
2009	$61.95	$4.28	1,046
2010	$79.48	$4.38	1,514
2011	$94.87	$4.03	1,846

(1)	Represents the average of the monthly average prices for each of the years presented. Source: EIA / Bloomberg

(2)	Source: www.bakerhughes.com

Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital spending by oil and natural gas producers increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by oil and natural gas producers, we generally provide fewer rig and trucking services, which results in lower hours worked. The following table presents our quarterly rig and trucking hours from 2009 through 2011.

	Rig Hours			Trucking Hours	Key’s U.S. Working Days
	U.S.	International	Total
2011
First Quarter	415,691	109,769	525,460	711,701	64
Second Quarter	426,278	118,639	544,917	776,382	63
Third Quarter	428,236	125,907	554,143	757,550	64
Fourth Quarter	413,052	120,404	533,456	721,411	61

Total 2011:	1,683,257	474,719	2,157,976	2,967,044	252
2010
First Quarter	372,842	112,341	485,183	459,292	63
Second Quarter	396,877	92,291	489,168	518,483	63
Third Quarter	413,052	90,838	503,890	559,181	64
Fourth Quarter	402,187	91,758	493,945	707,616	61

Total 2010:	1,584,958	387,228	1,972,186	2,244,572	251
2009
First Quarter	402,794	87,025	489,819	499,247	63
Second Quarter	331,659	83,861	415,520	416,269	63
Third Quarter	325,839	90,971	416,810	398,027	64
Fourth Quarter	332,327	107,225	439,552	422,253	61

Total 2009:	1,392,619	369,082	1,761,701	1,735,796	251

MARKET CONDITIONS AND OUTLOOK

Market Conditions — Year Ended December 31, 2011

During 2011, overall demand for the services that we provide continued to improve, building on the industry expansion that began in earnest in 2010. The Baker Hughes U.S. rig count data, published weekly, is often used as a coincident indicator of broader oilfield activity. The Baker Hughes U.S. land rig count average for 2011 was 1,846 rigs, up 21.9% compared to the 2010 average of 1,514 rigs. Additionally, the Baker Hughes U.S. oil rig count average for 2011 was 984 rigs, up 66.6% compared to the 2010 average of 591, and the horizontal rig count average for 2011 was 1,074 rigs, up 30.7% compared to the 2010 average of 822.

As a result of the increase in oil prices and the related increase in our customers’ capital spending, our overall activity levels, asset utilization, and prices increased in 2011. As overall market conditions continued to improve in 2011 compared to 2010, we continued to build on the strategic initiatives underway in 2010 in our efforts to generate higher long-term growth and better investment returns. In particular, we continued to increase our investments in higher capability heavy workover and completion rigs, large diameter, extended-reach capable coiled tubing units, fluid transportation vehicles, disposal wells, premium rental drill pipe and service tubing, high pressure, certified blowout preventers, and KeyView® systems. We continued to focus our investments on growing our market positioning in legacy oil markets and newer unconventional shale oil markets including the Bakken of North Dakota and the Eagle Ford of Texas.

In furtherance of that investment strategy, we acquired Edge in August 2011. The Edge acquisition added to our premium rental equipment offerings, particularly frac stacks, which are used before, during and after high pressure hydraulic fracturing operations. We also expanded Edge’s frac stack business into the Eagle Ford shale. Additionally, Edge represents our initial foray into production testing services, which is a good operational fit with our other well completion service offerings.

We also expanded our position in Mexico, Colombia, and the Middle East during 2011. In Mexico, we were awarded two $90 million contracts for work in the Aceite Terciario del Golfo (“ATG”) field. The contracts led us to increase our rig count in the country during 2011 with additional rigs planned for the country in 2012, doubling our rig count in the country. In Colombia and Bahrain, we increased our rig count during our first full year of operations in these markets with opportunities for further increases during 2012. In Argentina, our focus remains on improving overall asset utilization and profitability. However, we have begun the process of selling our Argentina operations and expect to close this transaction during 2012. In Russia, we continue to grow our customer base and a stable backlog of projects to improve asset utilization.

Market Outlook

Continued growth in global and domestic oil demand combined with limited global production capacity continues to drive oil prices favorable for continued investment in oil-directed activity in 2012, especially more productive horizontal wells. Despite weak domestic natural gas prices, we believe the strong fundamental oil outlook sets the stage for continued growth in production companies’ capital spending in 2012, both domestically and internationally. If there were a material change in the domestic or global economies in 2012, then the outlook for our business in 2012 and 2013 could change.

We believe our U.S. lines of business will experience continued higher demand and resulting higher overall activity levels in 2012 compared to 2011. In our rig services business, we intend to address higher customer demand by continuing to upgrade and enhance several of our higher capability rigs, to improve operational efficiency of the existing fleet, and to grow our fleet through organic additions, particularly of larger rig classes.

Our fluids management services business tends to be driven by the overall number of producing oil and gas wells, as it relates to both the hauling of produced water from wells and the U.S. onshore rig count, especially the horizontal onshore U.S. rig count, as it relates to the transportation of drilling fluid, completion fluid, and water to make frac fluids, to and from well sites.

Activity in our intervention services coiled tubing business is driven by new horizontal well completions and the number of producing oil and gas wells in the U.S. We anticipate demand for these services to remain strong in 2012 and beyond, particularly as additional drilling rig and hydraulic fracturing capacity de-bottlenecks growth in well completion activity. Conversely, new coiled tubing equipment deliveries and availability of experienced crews remain a challenge to growth.

Our fishing and rental services business tends to be correlated to the onshore rig count. We anticipate continued moderate-to-strong customer demand growth in 2012, and we continue to invest in this business to meet that growth in demand with a greater inventory of fishing and rental tools; and we are seeking investments in new or existing technologies that can enhance our fishing and rental services.

Internationally, we expect to build on the growth experienced in 2011 in Mexico, Colombia and the Middle East with additional investments in each of those areas, supported by expected strong customer demand. We further plan to leverage into our other international operations the reservoir and field development engineering expertise in our Russian business.

Impact of Inflation on Operations

In 2012, we anticipate cost inflation to remain one of our biggest challenges as it was in 2011. We expect that competition for experienced crews throughout the oilfield services industry will continue to put upward pressure on wages. Access to experienced, capable crews remains one of our biggest challenges to growth. We also anticipate the need to mitigate equipment and fuel costs in 2012. In addition to effective, active cost management, we endeavor to secure prices for our services which anticipate cost inflation, such that we can still generate an appropriate return for our services.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table shows our consolidated results of operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
REVENUES	$1,846,883	$1,153,684	$955,699
COSTS AND EXPENSES:
Direct operating expenses	1,197,083	835,012	675,942
Depreciation and amortization expense	169,604	137,047	149,233
General and administrative expenses	238,068	198,271	172,140
Asset retirements and impairments	—	—	97,035

Operating income (loss)	242,128	(16,646)	(138,651)

Loss on early extinguishment of debt	46,451	—	472
Interest expense, net of amounts capitalized	42,543	41,959	39,405
Other income, net	(5,818)	(2,697)	(1,306)

Income (loss) from continuing operations before tax	158,952	(55,908)	(177,222)
Income tax (expense) benefit	(58,297)	20,512	65,974

Income (loss) from continuing operations	100,655	(35,396)	(111,248)
Income (loss) from discontinued operations, net of tax	—	105,745	(45,428)

Net income (loss)	100,655	70,349	(156,676)

Loss attributable to noncontrolling interest	(806)	(3,146)	(555)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$101,461	$73,495	$(156,121)

Year Ended December 31, 2011 and 2010

For the year ended December 31, 2011, income was $101.5 million, compared to $73.5 million for the year ended December 31, 2010. Income for 2011 was $0.69 per diluted share compared to $0.57 per diluted share for 2010. Income and income per share during 2011 was impacted by our loss on the extinguishment of debt. Also, our 2010 results included the gain on the sale of our pressure pumping and wireline businesses on October 1, 2010.

Revenues

Our revenues for the year ended December 31, 2011 increased $693.2 million, or 60.1% to $1.85 billion from $1.15 billion for the year ended December 31, 2010 as a result of increased activity and improved pricing compared to 2010, domestic and international growth, as well as the revenue contribution of acquisitions completed during 2011 and in the fourth quarter of 2010. See “Segment Operating Results — Year Ended December 31, 2011 and 2010” below for a more detailed discussion of the change in our revenues.

Direct operating expenses

Our direct operating expenses increased $362.1 million, or 43.4%, to $1.2 billion (64.8% of revenues) for the year ended December 31, 2011, compared to $835.0 million (72.4% of revenues) for the year ended December 31, 2010 as a direct result of increased business activity as well as inflation in our operating costs. See “Segment Operating Results — Year Ended December 31, 2011 and 2010” below for a more detailed discussion of the change in our direct operating expenses.

Depreciation and amortization expense

Depreciation and amortization expense increased $32.6 million, or 23.8%, to $169.6 million (9.2% of revenue) for the year ended December 31, 2011, compared to $137.0 million (11.9% of revenue) for the year ended December 31, 2010. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2011 and the fourth quarter of 2010, as well as increased capital expenditures in 2011.

General and administrative expenses

General and administrative expenses increased $39.8 million, or 20.1%, to $238.1 million (12.9% of revenues) for the year ended December 31, 2011, compared to $198.3 million (17.2% of revenues) for the year ended December 31, 2010. Our general and administrative expenses increased due to an increase in employee compensation resulting from the rescission of temporary employee compensation and benefit reductions late in 2010 as well as increased headcount due to our growth.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was $46.5 million for the year ended December 31, 2011, compared to zero for the same period in 2010, due to our tender offer for our 8.375% Senior Notes due 2014 (the “2014 Notes”) and the termination of our prior credit facility during the first quarter of 2011. The loss consisted of the tender premium on the 2014 Notes, as well as transaction fees and the write-off of the unamortized portion of deferred financing costs.

Interest expense, net of amounts capitalized

Interest expense increased $0.6 million to $42.5 million (2.3% of revenues), for the year ended December 31, 2011, compared to $42.0 million (3.6% of revenues) for the same period in 2010. Overall, interest rates on our debt declined during 2011 due to the replacement of the 2014 Notes with our 6.75% Senior Notes due 2021 (the “2021 Notes”) during the first quarter of 2011. However, this rate decline was offset by additional interest expense due to a greater aggregate principal amount outstanding of the 2021 Notes and additional borrowings under our amended 2011 Credit Facility (as defined below) to fund the acquisition of Edge.

Other (income) expense, net

During the year ended December 31, 2011, we recognized other income, net, of $5.8 million, compared to other income, net, of $2.7 million for the year ended December 31, 2010. In April 2011, we sold our equity interest in IROC Energy Services Corp. (“IROC”) and recorded a gain on the sale of $4.8 million during the second quarter of 2011. Our foreign exchange gain relates to an increase in U.S. dollar-denominated transactions in our foreign locations and fluctuations in the strength of the U.S. dollar. The table below presents comparative detailed information about other income, net at December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Interest income	$(26)	$(112)
Foreign exchange gain	(1,784)	(1,541)
Gain on sale of equity method investment	(4,783)	—
Other expense (income), net	775	(1,044)

Total	$(5,818)	$(2,697)

Income tax (expense) benefit

Our income tax expense on continuing operations was $58.3 million (36.7% effective rate) on pre-tax income of $159.0 million for the year ended December 31, 2011, compared to an income tax benefit of $20.5 million (36.7% effective rate) on a pre-tax loss of $55.9 million in 2010. Our effective tax rates differ from the statutory rate of 35% primarily because of state, local and foreign income taxes, and the tax effects of permanent items attributable to book-tax differences.

Discontinued operations

Net income from discontinued operations was zero for the year ended December 31, 2011, compared to $105.7 million for the year ended December 31, 2010. Our discontinued operations in 2010 relate to the sale of our pressure pumping and wireline businesses. For further discussion see “Note 3. Discontinued Operations” in “Item 8. Financial Statements and Supplementary Data.”

Noncontrolling Interest

For the year ended December 31, 2011, we allocated $0.8 million associated with the net loss incurred by our joint ventures to the noncontrolling interest holders of these ventures, compared to $3.1 million for the year ended December 31, 2010.

Year Ended December 31, 2010 and 2009

For the year ended December 31, 2010, income was $73.5 million, compared to a loss of $156.1 million for the year ended December 31, 2009. Income for 2010 was $0.57 per share compared to a loss of $1.29 per share for 2009. Included in income and income per share during 2010 is the gain on the sale of our pressure pumping and wireline businesses on October 1, 2010. Also, the 2009 results included asset retirement and impairment charges of $97.0 million that did not recur in 2010.

Revenues

Our revenues for the year ended December 31, 2010 increased $198.0 million, or 20.7%, to $1.2 billion from $955.7 million for the year ended December 31, 2009 as a result of increased activity and improved pricing compared to 2009 as well as the revenue contribution of acquisitions completed during 2010. See “Segment Operating Results — Year Ended December 31, 2010 and 2009” below for a more detailed discussion of the change in our revenues.

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

General and administrative expenses

General and administrative expenses increased $26.1 million, or 15.2%, to $198.3 million (17.2% of revenues) for the year ended December 31, 2010, compared to $172.1 million (18.0% of revenues) for the year ended December 31, 2009. Our general and administrative expenses increased due to additional stock based compensation expense related to new equity awards in 2010 and bonuses paid in 2010 that were not present in 2009, offset by lower professional fees during 2010 related to our cost reduction efforts. Transaction costs incurred during 2010 related to our acquisition of OFS also contributed to the increase.

Asset retirements and impairments

During the year ended December 31, 2010, we did not have any asset retirements or impairments compared to the year ended December 31, 2009, where we recognized a $97.0 million pre-tax charge associated with asset retirements and impairments. For 2009, our pre-tax charges included $65.9 million related to the retirement of certain of our rigs and associated equipment and a $31.1 million pre-tax impairment charge related to other assets in our U.S. segment.

Loss on early extinguishment of debt

Loss on early extinguishment of debt was zero for the year ended December 31, 2010, compared to $0.5 million for the same period in 2009. The loss consisted of the write-off of the unamortized portion of deferred financing costs associated with the capacity reduction of the credit facility in the fourth quarter of 2009.

Interest expense, net of amounts capitalized

Interest expense increased $2.6 million to $42.0 million (3.6% of revenues) for the year ended December 31, 2010, compared to $39.4 million (4.1% of revenues) for the same period in 2009, due to higher interest rates on our borrowings under our credit facility, combined with lower capitalized interest due to lower capital expenditures related to the construction of equipment.

Other income, net

During the year ended December 31, 2010, we recognized other income, net, of $2.7 million, compared to other income, net, of $1.3 million for the year ended December 31, 2009. The table below presents comparative detailed information about other income, net at December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
	(in thousands)
Interest income	$(112)	$(499)
Foreign exchange gain	(1,541)	(1,482)
Other (income) expense, net	(1,044)	675

Total	$(2,697)	$(1,306)

Income tax (expense) benefit

Our income tax benefit on continuing operations was $20.5 million (36.7% effective rate) on a pre-tax loss of $55.9 million for the year ended December 31, 2010, compared to an income tax benefit of $66.0 million (37.2% effective rate) on a pre-tax loss of $177.2 million for the year ended December 31, 2009. Our effective tax rates differ from the statutory rate of 35% primarily because of state, local and foreign income taxes, and the tax effects of permanent items attributable to book-tax differences.

Discontinued operations

We recorded net income from discontinued operations of $105.7 million for the year ended December 31, 2010, compared to a net loss from discontinued operations of $45.4 million for the year ended December 31, 2009. The loss in 2009 mostly related to the asset impairment recorded on our pressure pumping equipment in the third quarter of 2009. Discontinued operations improved in 2010 for our fracturing and cementing services within our pressure pumping operations, due to higher activity, expansion into new markets and better pricing. We also recorded a gain on the sale of the discontinued operations in October 2010. For further discussion, see “Note 3. Discontinued Operations” in “Item 8. Financial Statements and Supplementary Data.”

Noncontrolling Interest

For the year ended December 31, 2010, we allocated out $3.1 million, compared to $0.6 million for the year ended December 31, 2009, associated with the net loss incurred by our joint ventures.

Segment Operating Results

Year Ended December 31, 2011 and 2010

The following table shows operating results for each of our reportable segments for the twelve-month periods ended December 31, 2011 and 2010 (in thousands):

For the year ended December 31, 2011

	U.S.	International	Functional Support	Total
Revenues from external customers	$1,530,087	$316,796	$—	$1,846,883
Operating expenses	1,172,481	289,523	142,751	1,604,755
Operating income (loss)	357,606	27,273	(142,751)	242,128

For the year ended December 31, 2010

	U.S.	International	Functional Support	Total
Revenues from external customers	$961,244	$192,440	$—	$1,153,684
Operating expenses	828,957	215,649	125,724	1,170,330
Operating income (loss)	132,287	(23,209)	(125,724)	(16,646)

U.S.

Revenues for our U.S. segment increased $568.8 million, or 59.2%, to $1.53 billion for the year ended December 31, 2011, compared to $961.2 million for the year ended December 31, 2010. The increase in this segment was due to an increase in activity because of customer spending and improved pricing. During the first quarter of 2011, we implemented price increases for all of our lines of business. We also added new equipment capacity in several growing shale plays, including the Bakken and Eagle Ford. Additionally, acquisitions in the fourth quarter of 2010 and during 2011 contributed to the increase in revenue year over year.

Operating expenses for our U.S. segment were $1.17 billion during the year ended December 31, 2011, which represented an increase of $343.5 million, or 41.4%, compared to $829.0 million for the same period in 2010. The increase was directly attributable to activity and growth increases during the period combined with the impact of inflationary pressure on operating costs, including fuel and wages and the impact of the rescission in late 2010 of temporary cost reduction measures.

International

Revenues for our international segment increased $124.4 million, or 64.6%, to $316.8 million for the year ended December 31, 2011, compared to $192.4 million for the year ended December 31, 2010. The increase for this segment is primarily attributable to our international expansion in the second half of 2010 to Colombia and the Middle East, in addition to a significant activity increase in Mexico.

Operating expenses for our international segment increased $73.9 million, or 34.3%, to $289.5 million for the year ended December 31, 2011, compared to $215.6 million for the year ended December 31, 2010, and increased as a direct result of additional activity growth and a full year of operations in Colombia and the Middle East during the period.

Functional Support

Operating expenses for Functional Support increased $17.0 million, or 13.5%, to $142.8 million (7.7% of consolidated revenues) for the year ended December 31, 2011 compared to $125.7 million (10.9% of consolidated revenues) for the year ended December 31, 2010. The increase in costs relates to the reinstatement in late 2010 of certain employee compensation and benefits that had been suspended in 2009 as part of our cost savings effort.

Year Ended December 31, 2010 and 2009

The following table shows operating results for each of our reportable segments for the twelve-month periods ended December 31, 2010 and 2009 (in thousands, except for percentages):

For the year ended December 31, 2010

	U.S.	International	Functional Support	Total
Revenues from external customers	$961,244	$192,440	$—	$1,153,684
Operating expenses	828,957	215,649	125,724	1,170,330
Operating income (loss)	132,287	(23,209)	(125,724)	(16,646)

For the year ended December 31, 2009

	U.S.	International	Functional Support	Total
Revenues from external customers	$758,363	$197,336	$—	$955,699
Operating expenses	725,044	166,685	105,586	997,315
Asset retirements and impairments	97,035	—	—	97,035
Operating (loss) income	(63,716)	30,651	(105,586)	(138,651)

U.S.

Revenues for our U.S. segment increased $202.9 million, or 26.8%, to $961.2 million for the year ended December 31, 2010, compared to $758.4 million for the year ended December 31, 2009. The increase in this segment was due to the expansion of our coiled tubing services through organic growth and acquisitions, as well as an increase in activity in our fishing and rental operations due to improved economic conditions. Revenue for our fluid management business improved significantly in 2010 due to increased activity in the Bakken Shale market.

Excluding asset retirements and impairments, operating expenses for our U.S. segment were $829.0 million during the year ended December 31, 2010, which represented an increase of $103.9 million, or 14.3%, compared to $725.0 million for the same period in 2009. Although we incurred additional costs attributable to higher activity levels and expansion costs in the U.S., these costs were offset by the impact of temporary cost reduction measures implemented in 2009.

We did not incur any asset retirement and impairment charges during 2010. During the third quarter of 2009, we removed from service and retired a portion of our U.S. rig fleet and associated support equipment, resulting in a pre-tax asset retirement charge of $65.9 million. Also, during the third quarter of 2009, we performed an assessment of the fair value of the other assets in our U.S. segment. The assessment resulted in a pre-tax asset impairment charge of $31.1 million.

International

Revenues for our international segment decreased $4.9 million, or 2.5%, to $192.4 million for the year ended December 31, 2010, compared to $197.3 million for the year ended December 31, 2009. The decrease for this segment was primarily attributable to lower revenues in Mexico due to a decrease in work for Pemex. Our contract with Pemex expired in March 2010 resulting in unutilized assets in Mexico. Budget cuts in Mexico suppressed our work under the remaining Pemex contract through the second and third quarter of 2010. Partially offsetting this decrease was an increase in revenue for Colombia and the Middle East due to our international expansion during the second half of 2010.

Operating expenses for our international segment increased $49.0 million, or 29.4%, to $215.6 million for the year ended December 31, 2010, compared to $166.7 million for the year ended December 31, 2009. The increase was a direct result of start up costs associated with our foreign expansion, severance costs incurred in Mexico due to a decrease in work for Pemex and overall inflation.

Functional Support

Operating expenses for Functional Support increased $20.1 million, to $125.7 million (10.9% of consolidated revenues), for the year ended December 31, 2010, compared to $105.6 million (11.0% of consolidated revenues) for the year ended December 31, 2009. The increase in costs relates primarily to bonuses paid in December 2010 that were not present in 2009, higher equity compensation expense due to new equity awards and costs associated with our new ERP system in the second quarter of 2010. Transaction costs incurred in 2010 related to our acquisition of OFS also contributed to the increase.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and availability under our senior secured revolving credit facility. We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.

In 2012, we expect to access available funds under our amended 2011 Credit Facility to meet our cash requirements for day-to-day operations and in times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our amended 2011 Credit Facility and, in the case of acquisitions, equity. We believe that our internally generated cash flows from operations, current reserves of cash and availability under our amended 2011 Credit Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures and debt service for the next twelve months. Under the terms of the amended 2011 Credit Facility, committed letters of credit count against our borrowing capacity. As of December 31, 2011, we have $295.0 million in borrowings and $64.3 million of letters of credit outstanding under our amended 2011 Credit Facility, leaving $190.7 million of available borrowing capacity. Subsequent to December 31, 2011, we borrowed an additional $85 million under our amended 2011 Credit Facility to fund capital expenditures.

All obligations under the amended 2011 Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment. See further discussion under “Debt Service” below.

As of December 31, 2011, our adjusted working capital (working capital excluding the current portion of capital lease obligations of $1.7 million) was $312.8 million. Adjusted working capital at December 31, 2010 was $136.4 million, excluding the current portion of capital lease obligations of $4.0 million. Our adjusted working capital at December 31, 2011 increased from 2010 as a result of increased receivables due to activity increases and growth associated with improving market conditions during 2011.

As of December 31, 2011, we had $35.4 million of cash, of which approximately $10.6 million was held in the bank accounts of our foreign subsidiaries. Of this amount, approximately $1.0 million was held by our joint ventures, which are subject to a noncontrolling interest and cannot be repatriated. Less than $0.1 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. dollars. We believe that the cash held by our wholly owned foreign subsidiaries could be repatriated for general corporate use without material withholdings.

Cash Flows

During the year ended December 31, 2011, we generated cash flows from operating activities of $188.3 million, compared to $129.8 million for the year ended December 31, 2010. These operating cash inflows primarily relate to the income generated during the year, partially offset by the net payment of our income tax obligations from 2010 and an increase in accounts receivable and deposits associated with increased activity.

Cash used in investing activities was $520.1 million and $8.6 million for years ended December 31, 2011 and 2010, respectively. Investing cash outflows relate to increased capital expenditure program in 2011 and cash paid for acquisitions.

Cash provided by financing activities was $306.1 million during the year ended December 31, 2011, compared to cash used in financing activities of $100.2 million during the year ended December 31, 2010. Financing cash inflows during 2011 consisted primarily of the net borrowings of $295.0 million under our revolving credit facility to fund our acquisition of Edge in August 2011 as well as to fund a portion of our capital expenditures.

The following table summarizes our cash flows for the year ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$188,305	$129,805
Cash paid for capital expenditures	(359,097)	(180,310)
Acquisitions, net of cash acquired	(187,058)	(86,688)
Proceeds from sale of fixed assets	14,100	258,202
Other investing activities, net	11,965	165
Repayments of capital lease obligations	(4,016)	(8,493)
Repayments of long-term debt	(421,427)	(6,970)
Payment of bond tender premium	(39,082)	—
Proceeds from long-term debt	475,000	—
Proceeds from borrowings on revolving credit facility	418,000	110,000
Repayments on revolving credit facility	(123,000)	(197,813)
Payment of deferred financing costs	(16,485)	—
Other financing activities, net	17,094	3,071
Effect of changes in exchange rates on cash	4,516	(1,735)

Net (decrease) increase in cash and cash equivalents	$(21,185)	$19,234

Debt Service

At December 31, 2011, our annual maturities on our indebtedness, consisting only of our 2014 Notes and 2021 Notes and borrowings under our amended 2011 Credit Facility at year-end, are as follows:

Principal Payments
(in thousands)
2012	$—
2013	—
2014	3,573
2015	—
2016 and thereafter	770,000

Total	$773,573

We have no maturities of debt in 2012. Interest on our $475.0 million of 2021 Notes is due on March 1 and September 1 of each year. Our 2021 Notes mature on September 1, 2021. Interest on the remaining $3.6 million aggregate principal amount of 2014 Notes outstanding is due on June 1 and December 1 of each year. Our 2014 Notes mature on December 1, 2014. Interest paid on our 2014 Notes and 2021 Notes during 2011 was $22.6 million. Interest on the 2014 Notes and 2021 Notes for 2012 is expected to be $32.4 million. We expect to fund interest payments from cash on hand and cash generated by operations.

8.375% Senior Notes due 2014

On November 29, 2007, we issued $425.0 million aggregate principal amount of our 2014 Notes. On March 4, 2011, we repurchased $421.3 million aggregate principal amount of our 2014 Notes at a purchase price of $1,090 per $1,000 principal amount. On March 15, 2011, we repurchased an additional $0.1 million aggregate principal amount at a purchase price of $1,060 per $1,000 principal amount. In connection with the repurchase of the 2014 Notes, we incurred a loss of $44.3 million on the early extinguishment of debt related to the premium paid on the tender, the payment of related fees and the write-off of unamortized loan fees.

6.75% Senior Notes due 2021

On March 4, 2011, we issued $475.0 million aggregate principal amount of our 2021 Notes. Net proceeds, after deducting underwriters’ fees and offering expenses, were $466.0 million. We used the net proceeds to repurchase the 2014 Notes as described above, including accrued and unpaid interest, fees and expenses. We capitalized $10.2 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.

The 2021 Notes are general unsecured senior obligations and are subordinated to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.

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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2011, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with all covenants at December 31, 2011.

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

We capitalized $4.9 million of financing costs in connection with the execution of the 2011 Credit Facility and an additional $1.4 million related to the Amendment that will be amortized over the term of the debt.

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

The amended 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than the percentages specified below;

Fiscal Quarter Ending	Ratio
December 31, 2011 through March 31, 2012	50%
June 30, 2012 through September 30, 2012	47.5%
December 31, 2012 and thereafter	45%

•

our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least:

Fiscal Quarter Ending	Ratio
December 31, 2011 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

•	we limit our capital expenditures and investments in foreign subsidiaries to $250.0 million per fiscal year, if the consolidated total leverage ratio exceeds 3.00 to 1.00.

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

We were in compliance with these covenants at December 31, 2011. We may prepay the amended 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of December 31, 2011, we had borrowings of $295.0 million under the revolving credit facility and $64.3 million of letters of credit outstanding, leaving $190.7 million of available borrowing capacity under the amended 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the amended 2011 Credit Facility was 2.78% for the year ended December 31, 2011.

Capital Lease Agreements

We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of December 31, 2011, there was approximately $2.1 million outstanding under such equipment leases.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

Set forth below is a summary of our contractual obligations as of December 31, 2011. The obligations we pay in future periods reflect certain assumptions, including variability in interest rates on our variable-rate obligations and the duration of our obligations, and actual payments in future periods may vary.

	Payments Due by Period
	Total	Less than 1 Year (2012)	1-3 Years (2013-2015)	4-5 Years (2016-2017)	After 5 Years (2018+)
	(in thousands)
8.375% Senior Notes due 2014	$3,573	$—	$3,573	$—	$—
6.75% Senior Notes due 2021	475,000	—	—	—	475,000
Interest associated with 8.375% Senior Notes due 2014 and 6.75% Senior Notes due 2021	300,334	24,454	96,779	64,209	114,892
Borrowings under Senior Secured Credit Facility	295,000	—	—	295,000	—
Interest associated with Senior Secured Credit Facility(1)	41,679	5,524	33,019	3,136	—
Commitment and availability fees associated with Senior Secured Credit Facility	4,053	954	2,861	238	—
Capital lease obligations, excluding interest and executory costs	2,096	1,694	402	—	—
Interest and executory costs associated with capital lease obligations(1)	187	130	57	—	—
Non-cancelable operating leases	45,014	20,409	18,428	3,498	2,679
Liabilities for uncertain tax positions	1,767	909	858	—	—
Equity based compensation liability awards(2)	2,968	2,968	—	—	—

Total	$1,171,671	$57,042	$155,977	$366,081	$592,571

(1)	Based on interest rates in effect at December 31, 2011.

(2)	Based on our closing stock price at December 31, 2011.

Debt Compliance

Our 2011 Credit Facility and Senior Notes contain numerous covenants that govern our ability to make domestic and international investments and to repurchase our stock. Even if we experience a more severe downturn in our business, we believe that the covenants related to our capital spending and our investments in our foreign subsidiaries are within our control. Therefore, we believe we can avoid a default of these covenants.

At December 31, 2011, we were in compliance with all the financial covenants under the amended 2011 Credit Facility, our 2014 Notes and 2021 Notes. Based on management’s current projections, we expect to be in compliance with all the covenants under our amended 2011 Credit Facility, 2014 Notes and 2021 Notes for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. See “Item 1A. Risk Factors.”

Capital Expenditures

During the year ended December 31, 2011, our capital expenditures totaled $359.1 million, primarily related to the addition of larger well service rigs, coiled tubing units, fluid transportation equipment, rental equipment including drill pipe and major maintenance of our existing fleet and equipment. Our 2012 capital expenditures program is expected to total approximately $450.0 million, focusing on growth markets in the United States and select international regions. Our capital expenditure program for 2012 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2012 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2012 to increase market share or expand our presence into a new market. We currently anticipate funding our 2012 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our amended 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

Acquisitions

Edge

We completed our acquisition of Edge in August 2011. Edge primarily rents frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. It also provides well testing services, rental equipment such as pumps and power swivels and oilfield fishing services.

The total consideration for the acquisition was approximately $305.9 million consisting of approximately 7.5 million shares of our common stock and approximately $187.9 million in cash, which included $26.3 million to reimburse Edge for growth capital expenditures incurred between March 1, 2011 and the date of closing, net of working capital adjustments of $1.8 million.

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

Revenue Recognition

We recognize revenue when all of the following criteria have been met: (i) evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed and determinable and (iv) collectability is reasonably assured.

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

•

The price to the customer is fixed and determinable when the amount that is required to be paid is agreed upon. Evidence of the price being fixed and determinable is evidenced by contractual terms, our price book, a completed customer purchase order, or a field ticket.

•

Collectability is reasonably assured when we screen our customers and provide goods and services to customers according to determined credit terms that have been granted in accordance with our credit policy.

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

Workers’ Compensation, Vehicular Liability and Other Self-Insurance

The occurrence of an event not fully insured or indemnified against, or the failure of a customer or insurer to meet its indemnification or insurance obligations, could result in substantial losses. In addition, insurance may not be available to cover any or all of these risks, and, if available, we might not be able to obtain such insurance without a substantial increase in premiums. It is possible that, in addition to higher premiums, future insurance coverage may be subject to higher deductibles and coverage restrictions.

We estimate our liability arising out of uninsured and potentially insured events, including workers’ compensation, employer’s liability, vehicular liability, and general liability, and record accruals in our consolidated financial statements. Reserves related to claims are based on the specific facts and circumstances of the insured event and our past experience with similar claims and trend analysis. We adjust loss estimates in the calculation of these accruals based upon actual claim settlements and reported claims. Loss estimates for individual claims are adjusted based upon actual claim judgments, settlements and reported claims. The actual outcome of these claims could differ significantly from estimated amounts. Changes in our assumptions and estimates could potentially have a negative impact on our earnings.

We are largely self-insured against physical damage to our property, rigs, equipment and automobiles due to large deductibles or self-insurance.

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

During the fourth quarter of 2011, we adopted the provisions of ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The test for impairment of indefinite-lived intangible assets allows us to first assess the qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If our qualitative analysis shows that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount we will perform the two-step goodwill impairment test. In the first step, a fair value is calculated for each of our reporting units, and that fair value is compared to the current carrying value of the reporting unit, including the reporting unit’s goodwill. If the fair value of the reporting unit exceeds its carrying value, there is no potential impairment, and the second step is not performed. If the carrying value exceeds the fair value of the reporting unit, then the second step is required.

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

In addition to the estimates made by management regarding the weighting of the various valuation techniques, the creation of the techniques themselves requires that we make significant estimates and assumptions. The discounted cash flow method, which was assigned the highest weight by management during the current year, requires us to make assumptions about future cash flows, future growth rates, tax rates in future periods, book-tax differences in the carrying value of our assets in future periods, and discount rates. The assumptions about future cash flows and growth rates are based on our current budgets for future periods, as well as our strategic plans, the beliefs of management about future activity levels, and analysts’ expectations about our revenues, profitability and cash flows in future periods. The assumptions about our future tax rates and book-tax differences in the carrying value of our assets in future periods are based on the assumptions about our future cash flows and growth rates, and management’s knowledge of and beliefs about tax law and practice in current and future periods. The assumptions about discount rates include an assessment of the specific risk associated with each reporting unit being tested, and were developed with the assistance of a third-party valuation consultant. The ultimate conclusions of the valuation techniques remain our responsibility.

While this test is required on an annual basis, it can also be required more frequently based on changes in external factors or other triggering events. We conducted our most recent annual test for impairment of our goodwill and other indefinite-lived intangible assets as of December 31, 2011. On that date, our reporting units for the purposes of impairment testing were rig services, fluid management services, intervention services, fishing and rental services and our Russian, Canadian and Argentine reporting units. Our goodwill by reporting unit as of December 31, 2011 is as follows (in thousands, except for percentages):

U.S.
Rig Services	302,571	49%
Intervention Services	102,799	16%
Fishing and Rental Services	170,378	27%
Fluid Management Services	19,301	3%

Subtotal	595,049	95%

International
Canada	4,182	1%
Argentina	661	0%
Russia	23,542	4%

Subtotal	28,385	5%

Total	623,434	100%

We also have intangible assets that are not amortized of $3.7 million and $8.7 million related to our fishing and rental services reporting unit and our Russian reporting unit, respectively.

We performed our qualitative analysis of goodwill impairment as of December 31, 2011. Based on this analysis, our rig services, fluid management services, coiled tubing services, fishing and rental services and our Canadian reporting unit did not have triggering events that would indicate it was not “more likely than not” that the fair value of these reporting units was higher than the carrying amount. However, we determined it was necessary to perform the first step of the goodwill impairment test for our Russia and Argentine reporting units. Under the first step of the goodwill impairment test, we compared the fair value of each reporting unit to its carrying amount, including goodwill. Based on the results of step 1, the fair value of our Argentine reporting unit significantly exceeded its carrying value. The fair value of our Russia reporting unit exceeded its carrying value by approximately 13%. A key assumption in our model is that revenue related to this reporting unit will increase in future years based on growth and pricing increases. Potential events that could affect this assumption are the level of development, exploration and production activity of, and corresponding capital spending by, oil and natural gas companies in Russia, oil and natural gas production costs, government regulations and conditions in the worldwide oil and natural gas industry. Other possible events that could affect this assumption are the ability to acquire additional assets and deployment of these assets into the region. As this test concluded that the fair value of the Russian reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not required. Because the fair value of the reporting units exceeded their carrying values, we determined that no potential for impairment of our goodwill associated with those reporting units existed as of December 31, 2011, and that step two of the impairment test was not required.

As noted above, the determination of the fair value of our reporting units is heavily dependent upon certain estimates and assumptions that we make about our reporting units. While the estimates and assumptions that we made regarding our reporting units for our 2011 annual test indicated that the fair values of the reporting units exceeded their carrying values, and although we believe that our estimates and assumptions are reasonable, it is possible that changes in those estimates and assumptions could impact the determination of the fair value of our reporting units. Discount rates we use in future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Additionally, our future projected cash flows for our reporting units could significantly impact the fair value of our reporting units, and if our current projections about our future activity levels, pricing, and cost structure are inaccurate, the fair value of our reporting units could change materially. If the current recovery in the overall economy is temporary in nature or if there is a significant and rapid adverse change in our business in the near- or mid-term for any of our reporting units, our current estimates of the fair value of our reporting units could decrease significantly, leading to possible impairment charges in future periods. Based on our current knowledge and beliefs, we do not feel that material adverse changes to our current estimates and assumptions such that our reporting units would fail step one of the impairment test are reasonably possible.

Valuation of Tangible and Finite-Lived Intangible Assets

Our fixed assets and finite-lived intangibles are tested for potential impairment when circumstances or events indicate a possible impairment may exist. These circumstances or events are referred to as “trigger events” and examples of such trigger events include, but are not limited to, an adverse change in market conditions, a significant decrease in benefits being derived from an acquired business, a change in the use of an asset, or a significant disposal of a particular asset or asset class.

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

During the fourth quarter of 2011, our largest customer in Argentina significantly reduced their business with us and this decline is expected to continue through at least the first half of 2012. We identified this as a trigger event that required us to test our fixed assets in Argentina for impairment. Based on our analysis, the expected undiscounted cash flows for these assets exceeded their carrying value, and no indication of impairment existed, and we do not believe that material adverse changes in our estimates or assumptions which would cause the carrying value of our assets in Argentina to exceed their fair value are reasonably possible. We did not identify any trigger events causing us to test our tangible and finite-lived intangible assets for impairment during the first, second or third quarters of 2011.

Valuation of Equity-Based Compensation

We have granted stock options, stock-settled stock appreciation rights (“SARs”), restricted stock (“RSAs” and “RSUs”), phantom shares and performance units to our employees and non-employee directors. The option and SAR awards we grant are fair valued using a Black-Scholes option model on the grant date and are amortized to compensation expense over the vesting period of the option award, net of estimated and actual forfeitures. Compensation related to RSAs and RSUs is based on the fair value of the award on the grant date and is recognized based on the vesting requirements that have been satisfied during the period. Phantom shares are accounted for at fair value, and changes in the fair value of these awards are recorded as compensation expense during the period. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. The performance units are measured based on two performance periods. At the end of each performance period, 100%, 50%, or 0% of an individual’s performance units for that period will vest, based on the relative placement of our total shareholder return within a peer group consisting of Key and five other companies.

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

We did not grant any stock options during the years ended December 31, 2011 and 2010. We used the following weighted average assumptions in the Black-Scholes option pricing model for determining the fair value of our stock option grants during the year ended December 31, 2009:

Year Ended December 31,
2009
Risk-free interest rate	2.21%
Expected life of options, years	6
Expected volatility of the Company’s stock price	53.70%
Expected dividends	none

We calculate the expected volatility for our stock option grants by measuring the volatility of our historical stock price for a period equal to the expected life of the option and ending at the time the option was granted. We determine the risk-free interest rate based upon the interest rate on a U.S. Treasury Bill with a term equal to the expected life of the option at the time the option was granted. In estimating the expected lives of our stock options and SARs, we have elected to use the simplified method, as we did not have sufficient historical exercise information because of past legal restrictions on the exercise of our stock options. The expected life is less than the term of the option as option holders, in our experience, exercise or forfeit the options during the term of the option.

We are not required to recalculate the fair value of our stock option grants estimated using the Black-Scholes option pricing model after the initial calculation unless the original option grant terms are modified.

New Accounting Standards Adopted in this Report

ASU 2009-13.    In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under prior guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on vendor-specific objective evidence (“VSOE”) if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. We adopted the provisions of ASU 2009-13 on January 1, 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2009-14.    In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 was issued to address concerns relating to the accounting for revenue arrangements that contain tangible products and software that is “more than incidental” to the product as a whole. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to exclude those where the software components are essential to the tangible products’ core functionality. In addition, ASU 2009-14 also requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance, and provides guidance on how to determine which software, if any, relating to tangible products is considered essential to the tangible products’ functionality and should be excluded from the scope of software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that contains tangible products and software that is not essential to the product’s functionality. ASU 2009-14 was issued concurrently with ASU 2009-13 and also requires entities to provide the disclosures required by ASU 2009-13 that are included within the scope of ASU 2009-14. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities may also elect, but are not required, to adopt ASU 2009-14 retrospectively to prior periods, and must adopt ASU 2009-14 in the same period and using the same transition methods that it uses to adopt ASU 2009-13. We adopted the provisions of ASU 2009-14 on January 1, 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2010-13.    In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years beginning on or after December 15, 2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. We adopted the provisions of ASU 2010-13 on January 1, 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2010-28.    In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted the provisions of ASU 2010-28 on January 1, 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2010-29.    In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the provisions of ASU 2010-29 on January 1, 2011, and the adoption of this standard required us to modify and expand disclosures related to our 2011 acquisition, but it did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2011-05.    In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011 with early adoption permitted. We early adopted the provisions of ASU 2011-05 during the fourth quarter of 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2011-12.    In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU defers the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date of ASU 2011-05. ASU 2011-12 should be applied consistently with ASU 2011-05; accordingly, this ASU is to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We early adopted the provisions of ASU 2011-12 during the fourth quarter of 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2011-08.    In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles – Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the provisions of ASU 2011-08 during the fourth quarter of 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted in this Report

ASU 2011-04.    In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB on measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. We adopted the provisions of ASU 2011-04 on January 1, 2012, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates, foreign currency exchange rates and equity prices that could impact our financial position, results of operations and cash flows. We manage our exposure to these risks through regular operating and financing activities, and may, on a limited basis, use derivative financial instruments to manage this risk. Derivative financial instruments were not used in the years ended December 31, 2011, 2010 and 2009. To the extent that we use such derivative financial instruments, we will use them only as risk management tools and not for speculative investment purposes.

Interest Rate Risk

As of December 31, 2011, we had outstanding $475.0 million of 6.75% Senior Notes due 2021 and $3.6 million of 8.375% Senior Notes due 2014. These notes are fixed-rate obligations, and as such do not subject us to risks associated with changes in interest rates. Borrowings under our Senior Secured Credit Facility and our capital lease obligations bear interest at variable interest rates, and therefore expose us to interest rate risk. As of December 31, 2011, the weighted average interest rate on our outstanding variable-rate debt obligations was 2.72%. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by $1.4 million.

Foreign Currency Risk

As of December 31, 2011, we conduct operations in Mexico, Colombia, the Middle East, Russia and Argentina. We also have a Canadian subsidiary. The functional currency is the local currency for all of these entities, except Colombia and the Middle East, and as such we are exposed to the risk of changes in the exchange rates between the U.S. Dollar and the local currencies. For balances denominated in our foreign subsidiaries’ local currency, changes in the value of the subsidiaries’ assets and liabilities due to changes in exchange rates are deferred and accumulated in other comprehensive income until we liquidate our investment. For balances denominated in currencies other than the local currency, our foreign subsidiaries must remeasure the balance at the end of each period to an equivalent amount of local currency, with changes reflected in earnings during the period. A hypothetical 10% decrease in the average value of the U.S. Dollar relative to the value of the local currencies for our Argentinean, Mexican, Russian and Canadian subsidiaries would decrease our net income by approximately $0.8 million.

Equity Risk

Certain of our equity-based compensation awards’ fair values are determined based upon the price of our common stock on the measurement date. Any increase in the price of our common stock would lead to a corresponding increase in the fair value of those awards. A 10% increase in the price of our common stock from its value at December 31, 2011 would increase annual compensation expense recognized on these awards by approximately $0.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Key Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Key Energy Services, Inc.

We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Maryland corporation) and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Energy Services, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Key Energy Services, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ GRANT THORNTON LLP

Houston, Texas

February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

Key Energy Services, Inc.

We have audited Key Energy Services, Inc. (a Maryland Corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Key Energy Services, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting (Management’s Report) appearing in Item 9A. Our responsibility is to express an opinion on Key Energy Services, Inc. and Subsidiaries’ internal control over financial reporting based on our audit. Our audit of, and opinion on, Key Energy Services, Inc. and Subsidiaries internal control over financial reporting does not include internal control over financial reporting of Edge Oilfield Services, L.L.C and Summit Oilfield Services, L.L.C, collectively the “Acquired Companies”, wholly owned subsidiaries, whose combined financial statements reflect total assets and revenues constituting fourteen and three percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Management’s Report, the Acquired Companies were acquired during 2011 and therefore, management’s assertion on the effectiveness of the Key Energy Services, Inc and Subsidiaries internal control over financial reporting excluded internal control over financial reporting of the Acquired Companies.

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

In our opinion, Key Energy Services, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Key Energy Services, Inc. and Subsidiaries and our report dated February 29, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ GRANT THORNTON LLP

Houston, Texas

February 29, 2012

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$35,443	$56,628
Accounts receivable, net of allowance for doubtful accounts of $8,082 and $7,791	421,215	261,818
Inventories	33,986	23,516
Prepaid expenses	25,528	20,478
Deferred tax assets	57,100	32,046
Other current assets	27,291	19,534

Total current assets	600,563	414,020

Property and equipment, gross	2,224,102	1,832,443
Accumulated depreciation	(1,013,805)	(895,699)

Property and equipment, net	1,210,297	936,744

Goodwill	623,434	447,609
Other intangible assets, net	81,867	58,151
Deferred financing costs, net	14,771	7,806
Deposits	43,692	1,478
Equity method investments	918	5,940
Other assets	23,578	21,188

TOTAL ASSETS	$2,599,120	$1,892,936

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$78,837	$56,310
Accrued liabilities	198,102	217,249
Accrued interest	10,870	4,097
Current portion of capital lease obligations	1,694	3,979

Total current liabilities	289,503	281,635

Capital lease obligations, less current portion	402	2,121
Long-term debt	773,573	425,000
Workers’ compensation, vehicular and health insurance liabilities	30,854	30,110
Deferred tax liabilities	261,072	144,309
Other non-current accrued liabilities	29,085	27,958
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 150,733,022 and 141,656,426 shares issued and outstanding	15,073	14,166
Additional paid-in capital	915,400	775,601
Accumulated other comprehensive loss	(58,231)	(51,334)
Retained earnings	312,114	210,653

Total equity attributable to Key	1,184,356	949,086
Noncontrolling interest	30,275	32,717

Total equity	1,214,631	981,803

TOTAL LIABILITIES AND EQUITY	$2,599,120	$1,892,936

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
REVENUES	$1,846,883	$1,153,684	$955,699
COSTS AND EXPENSES:
Direct operating expenses	1,197,083	835,012	675,942
Depreciation and amortization expense	169,604	137,047	149,233
General and administrative expenses	238,068	198,271	172,140
Asset retirements and impairments	—	—	97,035

Operating income (loss)	242,128	(16,646)	(138,651)

Loss on early extinguishment of debt	46,451	—	472
Interest expense, net of amounts capitalized	42,543	41,959	39,405
Other income, net	(5,818)	(2,697)	(1,306)

Income (loss) from continuing operations before tax	158,952	(55,908)	(177,222)
Income tax (expense) benefit	(58,297)	20,512	65,974

Income (loss) from continuing operations	100,655	(35,396)	(111,248)
Income (loss) from discontinued operations, net of tax	—	105,745	(45,428)

Net income (loss)	100,655	70,349	(156,676)

Loss attributable to noncontrolling interest	(806)	(3,146)	(555)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$101,461	$73,495	$(156,121)

Earnings (loss) per share from continuing operations attributable to Key:
Basic	$0.70	$(0.25)	$(0.91)
Diluted	$0.69	$(0.25)	$(0.91)
Earnings (loss) per share from discontinued operations:
Basic	$—	$0.82	$(0.38)
Diluted	$—	$0.82	$(0.38)
Earnings (loss) per share attributable to Key:
Basic	$0.70	$0.57	$(1.29)
Diluted	$0.69	$0.57	$(1.29)
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$100,655	$(35,396)	$(111,248)
Loss attributable to noncontrolling interest	(806)	(3,146)	(555)

Income (loss) from continuing operations attributable to Key	$101,461	$(32,250)	$(110,693)

Weighted Average Shares Outstanding:
Basic	145,909	129,368	121,072
Diluted	146,217	129,368	121,072

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$100,655	$(35,396)	$(111,248)
Other comprehensive income (loss), net of tax:
Foreign currency translation loss, net of tax of $(734), $(129), and $(347)	(9,594)	(831)	(4,243)
Deferred gain from available for sale investments, net of tax of $—, $—, and $—	—	—	30
Gain on sale of equity method investment, net of tax of $(410), $—, and $—	1,061	—	—

Total other comprehensive loss, net of tax	(8,533)	(831)	(4,213)

COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	92,122	(36,227)	(115,461)
Comprehensive income (loss) from discontinued operations, net of tax	—	105,745	(45,428)

COMPREHENSIVE INCOME (LOSS)	92,122	69,518	(160,889)

Comprehensive loss attributable to noncontrolling interest	2,442	3,406	416

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$94,564	$72,924	$(160,473)

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$100,655	$70,349	$(156,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	169,604	143,805	169,562
Asset retirements and impairments	—	—	159,802
Bad debt expense	2,559	3,849	3,295
Accretion of asset retirement obligations	594	526	533
(Income) loss from equity method investments	(266)	(396)	1,057
Gain on sale of equity method investment	(4,783)	—	—
Amortization of deferred financing costs and discount	2,150	2,615	2,182
Deferred income tax expense (benefit)	85,792	(12,370)	(41,257)
Capitalized interest	(1,735)	(3,789)	(4,335)
(Gain) loss on disposal of assets, net	(3,726)	(153,822)	401
Loss on early extinguishment of debt	46,451	—	472
Loss on sale of available for sale investments, net	—	—	30
Share-based compensation	15,609	12,111	6,381
Excess tax benefits from share-based compensation	(4,859)	(2,069)	(580)
Changes in working capital:
Accounts receivable	(152,771)	(26,448)	168,824
Other current assets	(22,110)	36,731	461
Accounts payable and accrued liabilities	3,720	61,671	(126,949)
Share-based compensation liability awards	385	1,297	646
Other assets and liabilities	(48,964)	(4,255)	988

Net cash provided by operating activities	188,305	129,805	184,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(359,097)	(180,310)	(128,422)
Proceeds from sale of fixed assets	14,100	258,202	5,580
Acquisitions, net of cash acquired of $886, $539, and $28,362, respectively	(187,058)	(86,688)	12,007
Dividend from equity method investments	—	165	199
Proceeds from sale of equity method investment	11,965	—	—

Net cash used in investing activities	(520,090)	(8,631)	(110,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(421,427)	(6,970)	(16,552)
Payment of bond tender premium	(39,082)	—	—
Proceeds from long-term debt	475,000	—	—
Repayments of capital lease obligations	(4,016)	(8,493)	(9,847)
Proceeds from borrowings on revolving credit facility	418,000	110,000	—
Repayments on revolving credit facility	(123,000)	(197,813)	(100,000)
Payment of deferred financing costs	(16,485)	—	(2,474)
Repurchases of common stock	(5,681)	(3,098)	(488)
Proceeds from exercise of stock options and warrants	8,000	4,100	1,306
Excess tax benefits from share-based compensation	4,859	2,069	580
Other financing activities	9,916	—	—

Net cash provided by (used in) financing activities	306,084	(100,205)	(127,475)

Effect of changes in exchange rates on cash	4,516	(1,735)	(2,023)

Net (decrease) increase in cash and cash equivalents	(21,185)	19,234	(55,297)

Cash and cash equivalents, beginning of period	56,628	37,394	92,691

Cash and cash equivalents, end of period	$35,443	$56,628	$37,394

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCKHOLDERS					Noncontrolling Interest	Total
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Number of Shares	Amount at par
	(in thousands)
BALANCE AT DECEMBER 31, 2008	121,305	$12,131	$601,872	$(46,550)	$293,279	$—	$860,732

Other comprehensive loss, net of tax	—	—	—	(4,213)	—	(7)	(4,220)
Common stock purchases	(72)	(7)	(481)	—	—	—	(488)
Exercise of stock options	418	42	1,264	—	—	—	1,306
Issuance of warrants	—	—	367	—	—	—	367
Share-based compensation	2,342	233	5,781	—	—	—	6,014
Tax benefits from share-based compensation	—	—	(580)	—	—	—	(580)
Net loss	—	—	—	—	(156,121)	(555)	(156,676)
Purchase of Geostream	—	—	—	—	—	36,685	36,685

BALANCE AT DECEMBER 31, 2009	123,993	12,399	608,223	(50,763)	137,158	36,123	743,140

Other comprehensive loss, net of tax	—	—	—	(571)	—	(260)	(831)
Common stock purchases	(302)	(30)	(3,068)	—	—	—	(3,098)
Exercise of stock options and warrants	507	50	4,050	—	—	—	4,100
Issuance of shares in acquisition	15,807	1,581	152,382	—	—	—	153,963
Share-based compensation	1,651	166	11,945	—	—	—	12,111
Tax benefits from share-based compensation	—	—	2,069	—	—	—	2,069
Net income	—	—	—	—	73,495	(3,146)	70,349

BALANCE AT DECEMBER 31, 2010	141,656	14,166	775,601	(51,334)	210,653	32,717	981,803

Other comprehensive loss, net of tax	—	—	—	(7,958)	—	(1,636)	(9,594)
Common stock purchases	(384)	(39)	(5,642)	—	—	—	(5,681)
Exercise of stock options and warrants	728	73	7,927	—	—	—	8,000
Issuance of shares in acquisition	7,549	755	117,164	—	—	—	117,919
Share-based compensation	1,184	118	15,491	—	—	—	15,609
Tax benefits from share-based compensation	—	—	4,859	—	—	—	4,859
Sale of equity method investment, net of tax	—	—	—	1,061	—	—	1,061
Net income	—	—	—	—	101,461	(806)	100,655

BALANCE AT DECEMBER 31, 2011	150,733	$15,073	$915,400	$(58,231)	$312,114	$30,275	$1,214,631

See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada.

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

Certain reclassifications have been made to prior period amounts to conform to current period financial statement classifications. We revised our reportable business segments effective in the first quarter of 2011, and in connection with the revision, have restated the corresponding items of segment information for all periods presented. The new operating segments are U.S. and International. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Our fluid management services, fishing and rental services, intervention services and domestic rig services businesses are aggregated within our U.S. segment. Our international rig services business and our Canadian technology development group are aggregated within our International segment. These changes reflect our current operating focus in compliance with Accounting Standards Codification (“ASC”) No. 280, Segment Reporting (“ASC 280”). These presentation changes did not impact our consolidated net income, earnings per share, total current assets, total assets or total stockholders’ equity.

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

We apply ASC No. 810-10, Consolidation of Variable Interest Entities (revised December 2009) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), when determining whether or not to consolidate a Variable Interest Entity (“VIE”). ASC 810-10 requires the reporting entity to have the power to direct the activities of a VIE that most significantly impacts the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. A reporting entity that has these characteristics will be required to consolidate the VIE.

Acquisitions

From time to time, we acquire businesses or assets that are consistent with our long-term growth strategy. Results of operations for acquisitions are included in our financial statements beginning on the date of acquisition and are accounted for using the acquisition method. For all business combinations (whether partial, full or in stages), the acquirer records 100% of all assets and liabilities of the acquired business, including goodwill, at their fair values; including contingent consideration. Final valuations of assets and liabilities are obtained and recorded as soon as practicable no later than one year from the date of the acquisition.

Revenue Recognition

We recognize revenue when all of the following criteria have been met: (i) evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the customer is fixed and determinable and (iv) collectability is reasonably assured.

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

•

The price to the customer is fixed and determinable when the amount that is required to be paid is agreed upon. Evidence of the price being fixed and determinable is evidenced by contractual terms, our price book, a completed customer purchase order, or a field ticket.

•

Collectability is reasonably assured when we screen our customers and provide goods and services to customers according to determined credit terms that have been granted in accordance with our credit policy.

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

Cash and Cash Equivalents

We consider short-term investments with an original maturity of less than three months to be cash equivalents. At December 31, 2011, we have not entered into any compensating balance arrangements, but all of our obligations under our amended 2011 Credit Facility (as defined below) with a syndicate of banks of which

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JPMorgan Chase Bank, N.A. is the administrative agent were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.

We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2011, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and substantially all of our accounts held deposits in excess of the FDIC limits.

Cash and cash equivalents held by our Russian and Middle East subsidiaries are subject to a noncontrolling interest and cannot be repatriated; absent these amounts, we believe that the cash held by our other foreign subsidiaries could be repatriated for general corporate use without material withholdings. From time to time and in the normal course of business in connection with our operations or ongoing legal matters, we are required to place certain amounts of our cash in deposit accounts with restrictions that limit our ability to withdraw those funds.

Certain of our cash accounts are zero-balance controlled disbursement accounts that do not have right of offset against our other cash balances. We present the outstanding checks written against these zero-balance accounts as a component of accounts payable in the accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

We establish provisions for losses on accounts receivable if we determine that there is a possibility that we will not collect all or part of the outstanding balances. We regularly review accounts over 150 days past due from the invoice date for collectability and establish or adjust our allowance as necessary using the specific identification method. If we exhaust all collection efforts and determine that the balance will never be collected, we write off the accounts receivable and the associated provision for uncollectible accounts.

From time to time we are entitled to proceeds under our insurance policies for amounts that we have reserved in our self-insurance liability. We present these insurance receivables gross on our balance sheet as a component of other assets, separate from the corresponding liability.

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

During the years ended December 31, 2011 and 2010, no single customer accounted for more than 10% of our consolidated revenues. During the year ended December 31, 2009, the Mexican national oil company, Petróleos Mexicanos (“Pemex”), accounted for approximately 11% of our consolidated revenues. No other customer accounted for more than 10% of our consolidated revenues for the year ended December 31, 2009.

Receivables outstanding from Pemex were approximately 10% of our total accounts receivable as of December 31, 2011. No single customer accounted for more than 10% of our total accounts receivable as of December 31, 2010. Pemex accounted for approximately 25% of our total accounts receivable as of December 31, 2009. No other customers accounted for more than 10% of our total accounts receivable as of December 31, 2011 and 2009.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories, which consist primarily of equipment parts and spares for use in our operations and supplies held for consumption, are valued at the lower of average cost or market.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $148.4 million, $125.8 million and $135.3 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a fair value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is no longer operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.

As of December 31, 2011, the estimated useful lives of our asset classes are as follows:

Description	Years
Well service rigs and components	3-15
Oilfield trucks, vehicles and related equipment	5-10
Well intervention units and equipment	10-12
Fishing and rental tools, tubulars and pressure control equipment	3-10
Disposal wells	15-30
Furniture and equipment	3-7
Buildings and improvements	15-30

We lease certain of our operating assets under capital lease obligations whose terms run from 55 to 60 months. These assets are depreciated over their estimated useful lives or the term of the capital lease obligation, whichever is shorter.

A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We would record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. As discussed in “Note 7. Property and Equipment,” during the fourth quarter of 2011, we identified a triggering event that required us to test our long-lived assets in Argentina for potential impairment. Based on the results of that test, we determined that our assets in Argentina were not impaired.

We did not identify any triggering events or record any asset impairments during 2010. During the third quarter of 2009, we identified a triggering event that required us to test our long-lived assets for potential impairment. As a result of those tests, we determined that the equipment for our pressure pumping operations was impaired. See “Note 7. Property and Equipment,” for further discussion.

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

Deposits

Due to capacity constraints on equipment manufacturers, we have been required to make advanced payments for certain oilfield service equipment and other items used in the normal course of business. As of December 31, 2011, deposits totaled $43.7 million and consisted mostly of payments made related to high demand long-lead time items for our U.S. and Mexico operations, as well as, equipment deposits related to our recent acquisition of Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”). As of December 31, 2010, deposits totaled $1.5 million and consisted of escrow for workers’ compensation insurance and security deposits for leases.

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

Deferred Financing Costs

Deferred financing costs associated with long-term debt are carried at cost and are amortized to interest expense using the effective interest method over the life of the related debt instrument. When the related debt instrument is retired, any remaining unamortized costs are included in the determination of the gain or loss on the extinguishment of the debt. We record gains and losses from the extinguishment of debt as a part of continuing operations. See “Note 15. Long-term Debt,” for further discussion.

Goodwill and Other Intangible Assets

Goodwill results from business combinations and represents the excess of the acquisition consideration over the fair value of the net assets acquired. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.

During the fourth quarter of 2011, we adopted the provisions of ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The test for impairment of indefinite-lived intangible assets allows us to first assess the qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. If our qualitative analysis shows that it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount we will perform the two-step goodwill impairment

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

test. In the first step of the test, a fair value is calculated for each of our reporting units, and that fair value is compared to the carrying value of the reporting unit, including the reporting unit’s goodwill. If the fair value of the reporting unit exceeds its carrying value, there is no impairment, and the second step of the test is not performed. If the carrying value exceeds the fair value for the reporting unit, then the second step of the test is required.

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

To assist management in the preparation and analysis of the valuation of our reporting units, we utilize the services of a third-party valuation consultant. The ultimate conclusions of the valuation techniques remain our sole responsibility. The determination of the fair value used in the test is heavily impacted by the market prices of our equity and debt securities, as well as the assumptions and estimates about our future activity levels, profitability and cash flows. We conduct our annual impairment test as of December 31 of each year. For the annual test completed as of December 31, 2011, no impairment of our goodwill was indicated. See “Note 8. Goodwill and Other Intangible Assets,” for further discussion.

Internal-Use Software

We capitalize costs incurred during the application development stage of internal-use software and amortize these costs over the software’s estimated useful life, generally five to seven years. Costs incurred related to selection or maintenance of internal-use software are expensed as incurred.

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

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance

We are largely self-insured against physical damage to our equipment and automobiles as well as workers’ compensation claims. The accruals that we maintain on our consolidated balance sheet relate to these deductibles and self-insured retentions, which we estimate through the use of historical claims data and trend analysis. To assist management with the liability amount for our self-insurance reserves, we utilize the services of a third party actuary. The actual outcome of any claim could differ significantly from estimated amounts. We adjust loss estimates in the calculation of these accruals, based upon actual claim settlements and reported claims. See “Note 16. Commitments and Contingencies.”

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

Share-Based Compensation

In the past, we have issued stock options, shares of restricted common stock, restricted stock units, stock appreciation rights (“SARs”), phantom shares and performance units to our employees as part of those employees’ compensation and as a retention tool. For our options, restricted shares and SARs, we calculate the fair value of the awards on the grant date and amortize that fair value to compensation expense ratably over the vesting period of the award, net of estimated and actual forfeitures. The fair value of our stock option and SAR awards

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are estimated using a Black-Scholes fair value model. The valuation of our stock options and SARs requires us to estimate the expected term of award, which we estimated using the simplified method, as we did not have sufficient historical exercise information because of past legal restrictions on the exercise of our stock options. Additionally, the valuation of our stock option and SARs awards is also dependent on our historical stock price volatility, which we calculate using a lookback period equivalent to the expected term of the award, a risk-free interest rate, and an estimate of future forfeitures. The grant-date fair value of our restricted stock awards is determined using our stock price on the grant date. Our phantom shares and performance units are treated as “liability” awards and carried at fair value at each balance sheet date, with changes in fair value recorded as a component of compensation expense and an offsetting liability on our consolidated balance sheet. We record share-based compensation as a component of general and administrative and direct operating expense for the applicable individual. See “Note 20. Share-Based Compensation.”

Foreign Currency Gains and Losses

For our international locations in Argentina, Mexico, Russia and Canada, where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity. See “Note 17. Accumulated Other Comprehensive Loss.”

From time to time our foreign subsidiaries may enter into transactions that are denominated in currencies other than their functional currency. These transactions are initially recorded in the functional currency of that subsidiary based on the applicable exchange rate in effect on the date of the transaction. At the end of each month, these transactions are remeasured to an equivalent amount of the functional currency based on the applicable exchange rates in effect at that time. Any adjustment required to remeasure a transaction to the equivalent amount of the functional currency at the end of the month is recorded in the income or loss of the foreign subsidiary as a component of other income, net.

Comprehensive Income

We display comprehensive income (loss) and its components in our financial statements, and we classify items of comprehensive income by their nature in our financial statements and display the accumulated balance of other comprehensive income separately in our stockholders’ equity.

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

New Accounting Standards Adopted in this Report

ASU 2009-13.    In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU 2009-13”). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements where products or services are accounted for separately rather than as a combined unit, and addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. As a result of ASU 2009-13, multiple-deliverable arrangements will be separated in more circumstances than under prior guidance. ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price will be based on vendor-specific objective evidence (“VSOE”) if it is available, on third-party evidence if VSOE is not available, or on an estimated selling price if neither VSOE nor third-party evidence is available. ASU 2009-13 also requires that an entity determine its best estimate of selling price in a manner that is consistent with that used to determine the selling price of the deliverable on a stand-alone basis, and increases the disclosure requirements related to an entity’s multiple-deliverable revenue arrangements. ASU 2009-13 must be prospectively applied to all revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities may elect, but are not required, to adopt the amendments retrospectively for all periods presented. We adopted the provisions of ASU 2009-13 on January 1, 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2009-14.    In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force (“ASU 2009-14”). ASU 2009-14 was issued to address concerns relating to the accounting for revenue arrangements that contain tangible products and software that is “more than incidental” to the product as a whole. ASU 2009-14 changes the accounting model for revenue arrangements that include both tangible products and software elements to exclude those where the software components are essential to the tangible products’ core functionality. In addition, ASU 2009-14 also requires that hardware components of a tangible product containing software components always be excluded from the software revenue recognition guidance, and provides guidance on how to determine which software, if any, relating to tangible products is considered essential to the tangible products’ functionality and should be excluded from the scope of software revenue recognition guidance. ASU 2009-14 also provides guidance on how to allocate arrangement consideration to deliverables in an arrangement that contains tangible products and software that is not essential to the product’s functionality. ASU 2009-14 was issued concurrently with ASU 2009-13 and also requires entities to provide the disclosures required by ASU 2009-13 that are included within the scope of ASU 2009-14. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Entities may also elect, but are not required, to adopt ASU 2009-14 retrospectively to prior periods, and must adopt ASU 2009-14 in the same period and using the same transition methods that it uses to adopt ASU 2009-13. We adopted the provisions of ASU 2009-14 on January 1, 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2010-13.    In April 2010, the FASB issued ASU No. 2010-13, Compensation — Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. This ASU codifies the consensus reached in EITF Issue No. 09-J, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades.” The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. ASU 2010-13 is effective for fiscal years beginning on or after December 15,

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2010. The amendments in this update should be applied by recording a cumulative-effect adjustment to the opening balance of retained earnings. The cumulative-effect adjustment should be calculated for all awards outstanding as of the beginning of the fiscal year in which the amendments are initially applied, as if the amendments had been applied consistently since the inception of the award. The cumulative-effect adjustment should be presented separately. We adopted the provisions of ASU 2010-13 on January 1, 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2010-28.    In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU reflects the decision reached in EITF Issue No. 10-A. The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted the provisions of ASU 2010-28 on January 1, 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2010-29.    In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This ASU reflects the decision reached in EITF Issue No. 10-G. The amendments in this ASU affect any public entity as defined by Topic 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We adopted the provisions of ASU 2010-29 on January 1, 2011, and the adoption of this standard required us to modify and expand disclosures related to our 2011 acquisition, but it did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2011-05.    In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this ASU allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. ASU 2011-05 should be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011 with early adoption permitted. We early adopted the provisions of ASU 2011-05 during the fourth quarter of 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2011-12.    In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendment to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU defers the guidance on whether to require entities to present reclassification adjustments out of accumulated other comprehensive income by component in

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. ASU 2011-12 reinstated the requirements for the presentation of reclassifications that were in place prior to the issuance of ASU 2011-05 and did not change the effective date of ASU 2011-05. ASU 2011-12 should be applied consistently with ASU 2011-05; accordingly, this ASU is to be applied retrospectively for interim and annual reporting periods beginning after December 15, 2011, with early adoption permitted. We early adopted the provisions of ASU 2011-12 during the fourth quarter of 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

ASU 2011-08.    In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU is intended to simplify how entities, both public and nonpublic, test goodwill for impairment. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350, Intangibles — Goodwill and Other. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted the provisions of ASU 2011-08 during the fourth quarter of 2011, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

Accounting Standards Not Yet Adopted in this Report

ASU 2011-04.    In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB on measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. We adopted the provisions of ASU 2011-04 on January 1, 2012, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

NOTE 2.    ACQUISITIONS

2011 Acquisitions

Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”).    On August 5, 2011, we completed the acquisition of Edge. We accounted for this acquisition as a business combination. The results of operations for Edge have been included in our consolidated financial statements from the acquisition date.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total consideration for the acquisition was approximately $305.9 million consisting of approximately 7.5 million shares of our common stock and approximately $187.9 million in cash, which included $26.3 million to reimburse Edge for growth capital expenditures incurred between March 1, 2011 and the date of closing, net of working capital adjustments of $1.8 million. Edge primarily rents frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. It also provides well testing services, rental equipment such as pumps and power swivels, and oilfield fishing services. This transaction complements our existing fishing and rental services business and significantly increases our fleet of rental equipment. The acquisition-date fair value of the consideration transferred totaled $305.9 million which consisted of the following (in thousands):

Cash	$189,696
Key common stock	117,919

Consideration transferred	$307,615

Working capital adjustment	(1,752)

Total	$305,863

The fair value of the 7.5 million common shares issued was $15.62 per share based on the closing price on the acquisition date (August 5, 2011).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. We are still in the process of finalizing our third-party valuations of the tangible and intangible assets; thus, the provisional measurements below are preliminary and subject to change. Valuations are not complete as we continue to assess the fair values of the assets acquired and liabilities assumed.

(in thousands)
At August 5, 2011:
Cash and cash equivalents	$886
Acounts receivable	21,590
Other current assets	234
Property and equipment	90,000
Intangible assets	48,670
Other long term assets	3,826

Total identifiable assets acquired	165,206

Current liabilities	19,640

Total liabilities assumed	19,640

Net identifiable assets acquired	145,566

Goodwill	160,297

Net assets acquired	$305,863

Of the $48.7 million of acquired intangible assets, $40.7 million was preliminarily assigned to customer relationships that will be amortized as the value of the relationships are realized using expected rates of 12.2%, 29.2%, 29.2%, 12.1%, 7.4%, 3.9%, 2.5%, 1.6%, 1.0%, 0.7%, and 0.2% from 2011 through 2021. In addition, $3.7 million of acquired intangible assets was assigned to tradenames. The remaining $4.3 million of acquired intangible assets was assigned to non-compete agreements that will be amortized on a straight-line basis over 38 months. As noted above, the fair value of the acquired identifiable intangible assets is preliminary pending receipt of the final valuation for these assets.

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

Transaction costs related to this acquisition were $3.6 million for the year ended December 31, 2011, and are included in general and administrative expenses on the consolidated statements of operations.

Included in our consolidated statements of operations for the year ended December 31, 2011, related to this acquisition are revenues of $52.5 million and operating income of $14.7 million from the acquisition date through December 31, 2011.

The following represents the pro forma consolidated income statement as if the Edge acquisition had been included in our consolidated results as of January 1, 2010 for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(unaudited)
	(in thousands, except per share amounts)
REVENUES	$1,921,440	$1,221,943
COSTS AND EXPENSES:
Direct operating expenses	1,227,663	862,272
Depreciation and amortization expense[1]	178,956	153,079
General and administrative expenses[2]	242,421	211,056

Operating income (loss)	272,400	(4,464)

Loss on early extinguishment of debt	46,451	–
Interest expense, net of amounts capitalized	44,083	44,407
Other (income) expense, net	(4,426)	723

Income (loss) from continuing operations before tax	186,292	(49,594)
Income tax (expense) benefit[3]	(69,971)	18,196

Income (loss) from continuing operations	116,321	(31,398)
Income from discontinued operations, net of tax	–	105,745

Net income	116,321	74,347

Loss attributable to noncontrolling interest	(806)	(3,146)

INCOME ATTRIBUTABLE TO KEY	$117,127	$77,493

Earnings per share attributable to Key:
Basic	$0.79	$0.57
Diluted	$0.79	$0.57
Weighted average shares outstanding[4]:
Basic	150,397	136,917
Diluted	150,705	136,917

Pro Forma Adjustments

[1]	Depreciation and amortization expense for all periods has been adjusted to reflect the additional expense that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1, 2010.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

[2]	General and administrative expenses for the years ended December 31, 2011 and 2010 have been adjusted for $3.6 million of transaction costs. The costs were removed from 2011 and included in 2010.

[3]	Income tax (expense) benefit for all periods has been adjusted to reflect applicable corporate tax as if Edge had been acquired and converted from its LLC status on January 1, 2010.

[4]	Weighted average shares outstanding has been adjusted to reflect the issuance of shares in the Edge transaction as if the transaction occurred on January 1, 2010.

These unaudited pro forma results, based on assumptions deemed appropriate by management, have been prepared for informational purposes only and are not necessarily indicative of our results if the acquisition had occurred on January 1, 2010 for the years ended December 31, 2011 and 2010. These amounts have been calculated after applying our accounting policies and adjusting the results of Edge as if these changes had been applied on January 1, 2010, together with the consequential tax effects.

Equity Energy Company (“EEC”).    In January 2011, we acquired 10 saltwater disposal (“SWD”) wells from EEC for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.

2010 Acquisitions

Enhanced Oilfield Technologies, LLC (“EOT”).    In December 2010, we acquired 100% of the equity interests in EOT, a privately held oilfield technology company, for a cash payment of $11.7 million and a performance earn-out equal to 8% of adjusted revenue over five years from the acquisition date. We have estimated our liability under the earn-out agreement to be $2.8 million. We accounted for this acquisition as a business combination. The acquired business was at the time of acquisition, and continues to be, in the developmental stage. The goodwill acquired of $10.1 million was assigned to fishing and rental services, which is included in our U.S. reportable segment. The acquired intangible asset of $4.4 million was assigned to developed technology and will be amortized on a straight line basis over a period of 20 years. We finalized the third-party valuations of the intangible assets during the fourth quarter of 2011, and our acquisition accounting is final.

Five J.A.B., Inc. and Affiliates (“5 JAB”).    In November 2010, we acquired 13 rigs and associated equipment from 5 JAB for cash consideration of approximately $14.6 million. We have accounted for this acquisition as a business combination. The goodwill acquired was assigned to rig-based services and is included in our U.S. reportable segment. We completed the valuations of the property and equipment and intangible assets acquired during the second quarter of 2011, and our acquisition accounting is final.

OFS Energy Services, LLC (“OFS”).    In October 2010, we acquired certain subsidiaries, together with associated assets, owned by OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. The total consideration for the acquisition was 15.8 million shares of our common stock and a cash payment of $75.9 million including a final working capital adjustment of $0.1 million. We accounted for this acquisition as a business combination. The results of operations for the acquired businesses have been included in our consolidated financial statements since the date of acquisition. We finalized the third-party valuations of the tangible and intangible assets during the second quarter of 2011, and our acquisition accounting is final.

Other Acquisitions.    We also completed an asset acquisition during 2010 as part of our business strategy. In June 2010, we acquired five large-diameter capable coiled tubing units and associated equipment for approximately $12.7 million in cash from Express Energy Services, a privately held oilfield services company.

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

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the acquisition of the additional interest, we accounted for our ownership in Geostream as an equity method investment. Upon acquiring the 50% interest, we also obtained majority representation on Geostream’s board of directors and a controlling interest. We accounted for this acquisition as a business combination achieved in stages. The results of Geostream have been included in our consolidated financial statements since the acquisition date, with the portion outside of our control forming a noncontrolling interest.

The acquisition date fair value of the consideration transferred totaled approximately $35.0 million, which consisted of cash consideration in the second investment and the fair value of our previous equity interest. The acquisition date fair value of our previous equity interest was approximately $18.3 million. We recognized a loss of $0.2 million as a result of remeasuring our prior equity interest in Geostream held before the business combination, which is included in the line item “other income, net” in the 2009 consolidated statements of operations.

All of the purchase price allocations for 2009 acquisitions were finalized in 2010 without significant changes.

NOTE 3.    DISCONTINUED OPERATIONS

On October 1, 2010, we completed the sale of our pressure pumping and wireline businesses to Patterson-UTI Energy (“Patterson-UTI”). Management determined to sell these businesses because they were not aligned with our core business strategy of well intervention and international expansion. For the periods presented in this report, we show the results of operations related to these businesses as discontinued operations for all periods. Prior to the sale, the businesses sold to Patterson-UTI were reported as part of our U.S. segment. The sale of these businesses represented the sale of a significant portion of a reporting unit which requires the reassessment of goodwill. However, due to previous impairment charges, there was no goodwill related to this segment remaining in 2010. Because the agreed-upon purchase price for the businesses exceeded the carrying value of the assets being sold, we did not record a write-down on these assets on the date that they became classified as held for sale. The carrying value of the assets sold was $76.5 million as of September 30, 2010 and $74.3 million as of December 31, 2009. We discontinued depreciation and amortization of our pressure pumping and wireline property and equipment at June 30, 2010 when they were classified as held for sale.

The following table presents the results of discontinued operations for the businesses sold in connection with this transaction:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
REVENUES	$—	$197,704	$122,966
COSTS AND EXPENSES:
Direct operating expenses	—	154,369	103,515
Depreciation and amortization expense	—	6,758	20,329
General and administrative expenses	—	11,734	6,556
Asset retirements and impairments	—	—	62,767

Operating income (loss)	—	24,843	(70,201)

Interest expense, net of amounts capitalized	—	(262)	(336)
Other (income) expense, net	—	(75)	714
Gain on sale of discontinued operations	—	(154,355)	—

Income (loss) before taxes and noncontrolling interest	—	179,535	(70,579)
Income tax (expense) benefit	—	(73,790)	25,151

Net income (loss)	$—	$105,745	$(45,428)

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.    CURRENT ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

The table below presents comparative detailed information about our current accrued liabilities at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(in thousands)
Current Accrued Liabilities:
Accrued payroll, taxes and employee benefits	$68,911	$35,453
Accrued operating expenditures	44,684	39,399
Income, sales, use and other taxes	36,008	93,820
Self-insurance reserves	32,030	30,195
Insurance premium financing	8,358	7,443
Unsettled legal claims	1,107	3,768
Share-based compensation liabilities	2,968	1,146
Other	4,036	6,025

Total	$198,102	$217,249

The table below presents comparative detailed information about our other non-current accrued liabilities at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(in thousands)
Non-Current Accrued Liabilities:
Asset retirement obligations	$11,928	$11,003
Environmental liabilities	3,953	4,011
Accrued rent	1,977	1,998
Accrued sales, use and other taxes	7,191	8,397
Other	4,036	2,549

Total	$29,085	$27,958

NOTE 5.    OTHER INCOME, NET

The table below presents comparative detailed information about our other income and expense from continuing operations for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest income	$(26)	$(112)	$(499)
Foreign exchange gain	(1,784)	(1,541)	(1,482)
Gain on sale of equity method investment	(4,783)	—	—
Other expense (income), net	775	(1,044)	675

Total	$(5,818)	$(2,697)	$(1,306)

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

The table below presents a rollforward of our allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009:

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
As of December 31, 2011	$7,791	$2,559	$519	$(2,787)	$8,082
As of December 31, 2010	5,441	3,849	896	(2,395)	7,791
As of December 31, 2009	11,468	3,295	—	(9,322)	5,441

NOTE 7.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	December 31,
	2011	2010
	(in thousands)
Major classes of property and equipment:
Oilfield service equipment	$1,734,780	$1,418,996
Disposal wells	88,998	68,834
Motor vehicles	117,492	90,437
Furniture and equipment	111,380	103,923
Buildings and land	61,885	60,157
Work in progress	109,567	90,096

Gross property and equipment	2,224,102	1,832,443
Accumulated depreciation	(1,013,805)	(895,699)

Net property and equipment	$1,210,297	$936,744

We capitalize costs incurred during the application development stage of internal-use software. These costs are capitalized to work in progress until such time the application is put in service. For the years ended December 31, 2011, 2010 and 2009, we capitalized costs in the amount of $1.2 million, $14.7 million and $13.1 million, respectively.

Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. Capitalized interest for the years ended December 31, 2011, 2010 and 2009 was $1.7 million, $3.5 million, and $4.0 million, respectively.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We are obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next two years. The carrying value of assets acquired under capital leases consists of the following:

	December 31,
	2011	2010
	(in thousands)
Values of assets leased under capital lease obligations:
Well servicing equipment	$59	$281
Motor vehicles	18,121	18,620
Furniture and fixtures	3,153	3,153

Gross values	21,333	22,054

Accumulated depreciation	(17,741)	(15,738)

Carrying value of leased assets	$3,592	$6,316

Depreciation of assets held under capital leases was $2.8 million, $3.2 million, and $3.5 million for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

During the fourth quarter of 2011, our largest customer in Argentina significantly reduced their business with us and this decline is expected to continue through at least the first half of 2012. We determined this to be an event requiring an impairment assessment of the long-lived asset group within this reporting unit. Based on our analysis, the expected undiscounted cash flows for this asset group exceeded its carrying value, and no indication of impairment existed.

There were no asset impairment charges for the years ended December 31, 2011 and 2010.

During the third quarter of 2009, we removed from service and retired a portion of our U.S. rig fleet and associated support equipment, resulting in the recording of a pre-tax asset retirement charge of $65.9 million. We retired these rigs in order to better align supply with demand for well servicing as market activity remained low. The asset retirement charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the year ended December 31, 2009. These assets were reported under our U.S. segment.

Also, during the third quarter of 2009, we performed an assessment of the fair value of the other assets in our U.S. segment. This assessment resulted in the recording of a pre-tax impairment charge of $31.1 million during the third quarter of 2009. The asset impairment charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the year ended December 31, 2009.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.    GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of our goodwill for the years ended December 31, 2011 and 2010 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2009	$316,513	$29,589	$346,102
Purchase price allocation and other adjustments, net	3,750	—	3,750
Goodwill acquired during the period	97,784	—	97,784
Impact of foreign currency translation	—	(27)	(27)

December 31, 2010	418,047	29,562	447,609

Purchase price allocation and other adjustments, net	16,705	—	16,705
Goodwill acquired during the period	160,297	—	160,297
Impact of foreign currency translation	—	(1,177)	(1,177)

December 31, 2011	$595,049	$28,385	$623,434

The components of our other intangible assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
Noncompete agreements:
Gross carrying value	$19,242	$15,058
Accumulated amortization	(12,278)	(8,224)

Net carrying value	$6,964	$6,834

Patents, trademarks and tradename:
Gross carrying value	$13,393	$17,461
Accumulated amortization	(655)	(927)

Net carrying value	$12,738	$16,534

Customer relationships and contracts:
Gross carrying value	$101,064	$60,057
Accumulated amortization	(43,098)	(26,059)

Net carrying value	$57,966	$33,998

Developed technology:
Gross carrying value	$7,592	$3,106
Accumulated amortization	(3,393)	(2,476)

Net carrying value	$4,199	$630

Customer backlog:
Gross carrying value	$778	$762
Accumulated amortization	(778)	(607)

Net carrying value	$—	$155

Total:
Gross carrying value	$142,069	$96,444
Accumulated amortization	(60,202)	(38,293)

Net carrying value	$81,867	$58,151

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for our intangible assets with determinable lives was as follows:

	Year Ended December 31,
	(in thousands)
	2011	2010	2009
Noncompete agreements	$4,154	$2,707	$3,222
Patents, trademarks and tradename	202	262	489
Customer relationships and contracts	15,830	7,349	8,679
Developed technology	883	752	659
Customer backlog	162	184	167

Total intangible asset amortization expense	$21,231	$11,254	$13,216

Of our intangible assets at December 31, 2011, $12.4 million are indefinite-lived tradenames and not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		2012	2013	2014	2015	2016
		(in thousands)
Noncompete agreements	2.2	$3,854	$1,758	$1,352	$—	$—
Patents, trademarks and tradename	4.3	179	123	123	54	40
Customer relationships and contracts	8.3	18,708	16,866	8,501	5,577	3,530
Developed technology	19.0	221	221	221	221	221

Total intangible asset amortization expense		$22,962	$18,968	$10,198	$5,852	$3,791

Certain of our goodwill and intangible assets are denominated in currencies other than U.S. Dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. The estimated fair values of intangible assets obtained through the Edge acquisition are based on preliminary information which is subject to change until the final valuation is obtained. Additions to goodwill and intangibles during 2011 relate to the Edge acquisition, and are subject to purchase accounting adjustments. Purchase accounting adjustments in 2011 relate to reduction of fixed assets and intangibles acquired from OFS in 2010, and adjustments to the goodwill and intangibles related to the EOT and 5 JAB acquisitions. We do not believe the impact of these purchase accounting adjustments is material to our consolidated financial statements for the year ended December 31, 2010.

We performed our qualitative analysis of goodwill impairment as of December 31, 2011. Based on this analysis, our rig services, fluid management services, intervention services, fishing and rental services and our Canadian reporting unit did not have triggering events that would indicate it was not “more likely than not” that the fair value of these reporting units was higher than the carrying amount. However, we determined it was necessary to perform the first step of the goodwill impairment test for our Russia and Argentine reporting units. Under the first step of the goodwill impairment test, we compared the fair value of each reporting unit to its carrying amount, including goodwill. Based on the results of step 1, the fair value of our Argentine and Russian reporting units exceeded its carrying value. A key assumption in our model is that revenue related to this reporting unit will increase in future years based on growth and pricing increases. Potential events that could affect this

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumption are the level of development, exploration and production activity of, and corresponding capital spending by, oil and natural gas companies in Russia, oil and natural gas production costs, government regulations and conditions in the worldwide oil and natural gas industry. Other possible events that could affect this assumption are the ability to acquire additional assets and deployment of these assets into the region. As this test concluded that the fair value of the Russian reporting unit exceeded its carrying value, the second step of the goodwill impairment test was not required. Because the fair value of the reporting units exceeded their carrying values, we determined that no impairment of our goodwill associated with those reporting units existed as of December 31, 2011, and that step two of the impairment test was not required.

Upon completion of the 2010 assessment, the fair value of our rig services, coiled tubing services, fluid management services reporting units and our Russian and Canadian reporting units substantially exceeded their carrying values. Because the fair value of the reporting units substantially exceeded their carrying values, we determined that no potential for impairment of our goodwill associated with those reporting units existed as of December 31, 2010, and that step two of the impairment test was not required.

In 2009, we identified triggering events which required us to test our goodwill for impairment during the third quarter of 2009. Upon completion of the 2009 assessment, we recorded a pre-tax impairment charge of $0.5 million to our U.S. segment. The impairment charge is included in the line item “asset retirements and impairments” in the consolidated statements of operations for the year ended December 31, 2009. We tested our goodwill for potential impairment again on the 2009 annual testing date. The results of that test indicated that none of our reporting units that had goodwill had a fair value which was not substantially in excess of its carrying value, and no goodwill existed at any of our reporting units that were at risk of failing step one of the goodwill impairment test.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.    EARNINGS PER SHARE

The following table presents our basic and diluted earnings per share for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$101,461	$(32,250)	$(110,693)
Income (loss) from discontinued operations, net of tax	—	105,745	(45,428)

Income (loss) attributable to Key	$101,461	$73,495	$(156,121)

Denominator
Weighted average shares outstanding	145,909	129,368	121,072
Basic earnings (loss) per share from continuing operations attributable to Key	$0.70	$(0.25)	$(0.91)
Basic earnings (loss) per share from discontinued operations	—	0.82	(0.38)

Basic earnings (loss) per share attributable to Key	$0.70	$0.57	$(1.29)

Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$101,461	$(32,250)	$(110,693)
Income (loss) from discontinued operations, net of tax	—	105,745	(45,428)

Income (loss) attributable to Key	$101,461	$73,495	$(156,121)

Denominator
Weighted average shares outstanding	145,909	129,368	121,072
Stock options	201	—	—
Warrants	48	—	—
Stock appreciation rights	59	—	—

Total	146,217	129,368	121,072
Diluted earnings (loss) per share from continuing operations attributable to Key	$0.69	$(0.25)	$(0.91)
Diluted earnings (loss) per share from discontinued operations	—	0.82	(0.38)

Diluted earnings (loss) per share attributable to Key	$0.69	$0.57	$(1.29)

Stock options, warrants and SARs are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculation for the years ended December 31, 2011, 2010 and 2009 excludes the potential exercise of 1.3 million, 2.8 million and 3.5 million stock options, respectively, because the effect would be anti-dilutive. For 2011, these options were considered anti-dilutive because the exercise prices exceeded the average price of our stock. None of our SARs were anti-dilutive for the year ended December 31, 2011. The diluted earnings per share calculation for the years ended December 31, 2010 and 2009 each exclude the potential exercise of 0.4 million SARs because the effects of such exercises on earnings per share in those periods would be anti-dilutive. For 2010 and 2009, these options and SARs would be anti-dilutive because of our net loss from continuing operations in those years.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There have been no material changes in share amounts subsequent to the balance sheet date that would have a material impact on the earnings per share calculation for the year ended December 31, 2011. However, we issued 0.5 million and 0.3 million shares of restricted stock on January 16, 2012 and February 4, 2012, respectively.

NOTE 10.    ASSET RETIREMENT OBLIGATIONS

In connection with our well servicing activities, we operate a number of SWD facilities. Our operations involve the transportation, handling and disposal of fluids in our SWD facilities that are by-products of the drilling process. SWD facilities used in connection with our fluid hauling operations are subject to future costs associated with the retirement of these properties. As a result, we have incurred costs associated with the proper storage and disposal of these materials.

Annual amortization of the assets associated with the asset retirement obligations was $0.6 million, $0.5 million, and $0.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. A summary of changes in our asset retirement obligations is as follows (in thousands):

Balance at December 31, 2009	$10,045

Additions	1,023
Costs incurred	(342)
Accretion expense	525
Disposals	(248)

Balance at December 31, 2010	11,003

Additions	741
Costs incurred	(400)
Accretion expense	594
Disposals	(10)

Balance at December 31, 2011	$11,928

NOTE 11.    EQUITY METHOD INVESTMENTS

IROC Energy Services Corp.

In April 2011, we sold all of our equity interest (approximately 8.7 million shares) in IROC Energy Services Corp. (“IROC”), an Alberta-based oilfield services company, for $12.0 million, net of fees. We recorded a net gain on sale of $4.8 million (including the write-off of the cumulative translation adjustment of $1.1 million, net of tax) during the second quarter of 2011, as the proceeds received exceeded the carrying value of our investment.

NOTE 12.    VARIABLE INTEREST ENTITIES

On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services LLC under the laws of Abu Dhabi, UAE. The purpose of the joint venture is to engage in conventional workover and drilling services, pressure pumping services, coiled tubing services, fishing and rental tools and services, rig monitoring services, pipe handling services, fluids, waste treatment, and handling services, and wireline services. AlMansoori holds a 51% interest in the joint venture while we hold a 49% interest. Future capital contributions to the joint venture will be made on equal terms and in equal amounts, and any future share capital increases will be issued in proportion to the initial share capital percentages but paid for by AlMansoori and Key in equal amounts. Also, we share the profits and losses

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the joint venture on equal terms and in equal amounts with AlMansoori. However, we hold three of the five board of directors seats and a controlling financial interest. The joint venture does not have sufficient resources to carry on its activities without our financial support; accordingly, we have determined it to be a variable interest entity of which we are the primary beneficiary. We consolidate the entity in our financial statements.

For the years ended December 31, 2011 and 2010, we recognized $10.2 million and $1.0 million of revenue, respectively, and $0.3 million of net income and $1.5 million of net loss, respectively, associated with this joint venture. Also, we have guaranteed the performance of the joint venture under its sole services contract valued at $2.0 million. At December 31, 2011 and 2010, there were $12.4 million and $2.5 million of assets, respectively, and $13.4 million and $4.0 million of liabilities associated with the joint venture. Also, creditors of the joint venture have no recourse against us other than the $2.0 million performance guarantee previously mentioned.

NOTE 13.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2011 and 2010.

Cash, cash equivalents, accounts payable and accrued liabilities.    These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable — related parties	$735	$735	$1,198	$1,198
Financial liabilities:
6.75% Senior Notes	$475,000	$472,625	$—	$—
8.375% Senior Notes	3,573	3,731	425,000	450,500
Credit Facility revolving loans	295,000	295,000	—	—

Notes receivable-related parties.    The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.

6.75% Senior Notes due 2021.    The fair value of our 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2011 was $475.0 million, and the fair value was $472.6 million (99.5% of carrying value).

8.375% Senior Notes due 2014.     The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2011 was $3.6 million and the fair value was $3.7 million (104.43% of carrying value).

Credit Facility Revolving Loans.    Because of their variable interest rates, the fair values of the revolving loans borrowed under our amended 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of December 31, 2011 were $295.0 million.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.    INCOME TAXES

The components of our income tax expense are as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current income tax (expense) benefit:
Federal and state	$28,291	$11,134	$38,878
Foreign	(796)	(2,992)	(3,930)

	27,495	8,142	34,948

Deferred income tax (expense) benefit:
Federal and state	(89,421)	(2,959)	26,664
Foreign	3,629	15,329	4,362

	(85,792)	12,370	31,026

Total income tax (expense) benefit	$(58,297)	$20,512	$65,974

The sources of our income or loss from continuing operations before income taxes and noncontrolling interest were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic income (loss)	$160,755	$4,089	$(208,699)
Foreign (loss) income	(1,803)	(59,997)	31,477

Total income (loss)	$158,952	$(55,908)	$(177,222)

We made federal income tax payments of $53.2 million, zero and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. We made net state income tax payments of $7.6 million, $0.5 million and $5.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. We made net foreign tax payments of $2.9 million, $4.2 million and $7.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009 tax benefits (expense) allocated to stockholders’ equity for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes were $4.9 million, $2.1 million and $0.6 million, respectively. In addition, we received a federal income tax refund of $26.2 million in 2011.

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Year Ended December 31,
	2011	2010	2009
Income tax computed at Federal statutory rate	35.00%	35.00%	35.00%
State taxes	3.0	1.7	2.5
Non-deductible goodwill	—	—	—
Change in valuation allowance	—	(3.7)	—
Other	(1.3)	3.7	(0.3)

Effective income tax rate	36.70%	36.70%	37.20%

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, our deferred tax assets and liabilities consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$61,363	$32,475
Self-insurance reserves	16,829	16,623
Allowance for doubtful accounts	2,914	2,544
Accrued liabilities	12,259	13,886
Share-based compensation	10,395	11,275
Other	80	137

Total deferred tax assets	103,840	76,940

Valuation allowance for deferred tax assets	(2,918)	(2,918)
Net deferred tax assets	100,922	74,022

Deferred tax liabilities:
Property and equipment	(254,972)	(143,211)
Intangible assets	(36,818)	(32,515)

Total deferred tax liabilities	(291,790)	(175,726)

Net deferred tax liability, net of valuation allowance	$(190,868)	$(101,704)

In 2011 and 2010, deferred tax liabilities decreased by $0.7 million and $0.1 million, respectively, for adjustments to accumulated other comprehensive loss.

In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. To fully realize the deferred income tax assets related to our federal net operating loss carryforwards that do not have a valuation allowance due to Section 382 limitations, we would need to generate future federal taxable income of approximately $2.6 million over the next seven years and $74.4 million over the next fifteen years. With certain exceptions noted below, we believe that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to the historical evidence, it is more likely than not that these assets will be realized.

We estimate that as of December 31, 2011, 2010 and 2009, we have available $79.3 million, $4.9 million and $7.1 million, respectively, of federal net operating loss carryforwards. Approximately $2.5 million of our net operating losses as of December 31, 2011 are subject to a $1.1 million annual Section 382 limitation and expire in 2018. Approximately $2.4 million of our net operating losses as of December 31, 2011 are subject to a $5,000 annual Section 382 limitation and expire in 2016 through 2018. Due to annual limitations under Sections 382 and 383, management believes that we will not be able to utilize all available carryforwards prior to their ultimate expiration. At December 31, 2011 and 2010, we had a valuation allowance of $0.8 million related to the deferred tax asset associated with our remaining federal net operating loss carryforwards that will expire before utilization due to Section 382 limitations.

We estimate that as of December 31, 2011, 2010 and 2009, we have available approximately $73.3 million, $37.7 million and $64.2 million, respectively, of state net operating loss carryforwards that will expire between 2019 to 2031. The deferred tax asset associated with our remaining state net operating loss carryforwards at

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2011 is $5.8 million. Management believes that it is more likely than not that we will be able to utilize all available carryforwards prior to their ultimate expiration.

We estimate that as of December 31, 2011, 2010 and 2009, we have available approximately $75.6 million, $74.5 million, and $16.4 million, respectively, of foreign net operating loss carryforwards that will expire between 2014 and 2030. The gross deferred tax asset associated with our foreign net operating loss carryforwards at December 31, 2011 is $23.3 million. Management believes that it is more likely than not that we will be able to utilize the net operating loss carryforwards prior to their ultimate expiration in all foreign jurisdictions, with the exception of Argentina. Management believes that it is more likely than not that a portion of the net operating loss carryforwards in Argentina will not be utilized prior to their ultimate expiration, so a valuation allowance of $2.1 million was recorded during the year ended December 31, 2010.

We did not provide for U.S. income taxes or withholding taxes on the 2011 unremitted earnings of our Mexico subsidiaries, as these earnings are considered permanently reinvested because increasing demand for our services requires additional equipment and working capital to support the business. Furthermore, we did not provide for U.S. income taxes on unremitted earnings of our other foreign subsidiaries in 2011 or prior years, as our tax basis in these foreign subsidiaries exceeded the book basis for each period.

We file income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. We are currently under audit by the Internal Revenue Service for the tax year ended December 31, 2009. Our other significant filings are in Argentina and Mexico, which have been examined through 2006 and 2008, respectively.

As of December 31, 2011, 2010 and 2009, we had $1.8 million, $2.2 million and $3.2 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. We have accrued $0.6 million, $0.8 million and $1.1 million for the payment of interest and penalties as of December 31, 2011, 2010 and 2009, respectively. We believe that it is reasonably possible that $0.9 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2012 as a result of a lapse of the statute of limitations and settlement of an open audit.

We recognized a net tax benefit of $0.5 million in 2011 for expirations of statutes of limitations.

The following table presents the activity during 2011 and 2010 related to our liabilities for uncertain tax positions (in thousands):

Balance at January 1, 2010	$3,241
Additions based on tax positions related to the current year	192
Decreases in unrecognized tax benefits acquired or assumed in business combinations	(163)
Reductions for tax positions from prior years	(1,016)
Settlements	—

Balance at December 31, 2010	2,254

Additions based on tax positions related to the current year	33
Decreases in unrecognized tax benefits acquired or assumed in business combinations	(207)
Reductions for tax positions from prior years	—
Settlements	—

Balance at December 31, 2011	$2,080

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Legislative Changes

The Small Business Jobs Act of 2010.    The Small Business Jobs Act of 2010 extended the first-year bonus depreciation deduction of 50% of the adjusted basis of qualified property acquired and placed in service during 2010 and increased the deduction to 100% of the adjusted basis of qualified property acquired and placed in service after September 8, 2010 and before January 1, 2012. We have estimated $214.6 million of qualifying additions in 2011 resulting in bonus tax depreciation of $214.6 million. We had $131.9 million of qualifying additions in 2010 resulting in bonus tax depreciation of $88.0 million.

The American Recovery and Reinvestment Act of 2009.    The American Recovery and Reinvestment Act of 2009 extended the first-year bonus depreciation deduction of 50% of the adjusted basis of qualified property acquired and placed in service to after December 31, 2008 and before January 1, 2010. We had $66 million of qualifying additions in 2009 resulting in additional 2009 tax depreciation of $33 million.

NOTE 15.    LONG-TERM DEBT

The components of our long-term debt are as follows:

	December 31, 2011	December 31, 2010
	(in thousands)
6.75% Senior Notes due 2021	$475,000	$—
8.375% Senior Notes due 2014	3,573	425,000
Senior Secured Credit Facility revolving loans due 2016	295,000	—
Capital lease obligations	2,096	6,100

Total debt	$775,669	$431,100

Less current portion	(1,694)	(3,979)

Total long-term debt and capital leases	$773,975	$427,121

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

6.75% Senior Notes due 2021

On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). Net proceeds, after deducting underwriters’ fees and offering expenses, were $466.0 million. We used the net proceeds to repurchase the 2014 Notes as described above, including accrued and unpaid interest, fees and expenses. We capitalized $10.2 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.

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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2011, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at December 31, 2011.

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

We capitalized $4.9 million of financing costs in connection with the execution of the 2011 Credit Facility and an additional $1.4 million related to the Amendment that will be amortized over the term of the debt.

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

The amended 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than the percentages specified below;

Fiscal Quarter Ending	Ratio
December 31, 2011 through March 31, 2012	50%
June 30, 2012 through September 30, 2012	47.5%
December 31, 2012 and thereafter	45%

•

our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least:

Fiscal Quarter Ending	Ratio
December 31, 2011 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

•	we limit our capital expenditures and investments in foreign subsidiaries to $250.0 million per fiscal year, if the consolidated total leverage ratio exceeds 3.00 to 1.00.

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

We were in compliance with these covenants at December 31, 2011. We may prepay the amended 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of December 31, 2011, we had borrowings of $295.0 million under the revolving credit facility and $64.3 million of letters of credit outstanding, leaving $190.7 million of available borrowing capacity under the amended 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the amended 2011 Credit Facility was 2.78% for the year ended December 31, 2011.

Long-Term Debt Principal Repayment and Interest Expense

Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2011:

Principal Amount of Long-Term Debt
(in thousands)
2012	$—
2013	—
2014	3,573
2015	—
2016	295,000
Thereafter	475,000

Total long-term debt	$773,573

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Presented below is a schedule of our estimated minimum lease payments on our capital lease obligations for the next five years and thereafter as of December 31, 2011:

Capital Lease Obligation Minimum Lease Payments
(in thousands)
2012	$1,824
2013	459
2014	—
2015	—
2016	—
Thereafter	—

Total minimum lease payments	2,283
Less: executory costs	(167)

Net minimum lease payments	2,116
Less: amounts representing interest	(20)

Present value of minimum lease payments	$2,096

Interest expense for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Cash payments	$33,898	$40,612	$41,750
Commitment and agency fees paid	1,456	1,151	825
Amortization of discount	—	15	113
Amortization of deferred financing costs	2,150	2,615	2,070
Net change in accrued interest	6,774	1,083	(1,354)
Capitalized interest	(1,735)	(3,517)	(3,999)

Net interest expense	$42,543	$41,959	$39,405

As of December 31, 2011, 2010 and 2009, the weighted average interest rate of our variable rate debt was 2.72%, 1.78% and 3.24%, respectively.

Deferred Financing Costs

A summary of deferred financing costs including cost capitalized, amortized, and written off in the determination of the loss on extinguishment of debt for the years ended December 31, 2011 and 2010 are presented in the table below (in thousands):

Balance at December 31, 2009	$10,421

Amortization	(2,615)

Balance at December 31, 2010	7,806

Capitalized costs	16,485
Amortization	(2,150)
Loss on extinguishment	(7,370)

Balance at December 31, 2011	$14,771

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.    COMMITMENTS AND CONTINGENCIES

Operating Lease Arrangements

We lease certain property and equipment under non-cancelable operating leases that expire at various dates through 2019, with varying payment dates throughout each month. In addition, we have a number of leases scheduled to expire during 2012 and 2013.

As of December 31, 2011, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments
2012	$20,409
2013	8,656
2014	5,732
2015	4,040
2016	2,435
Thereafter	3,742

$45,014

We are also party to a significant number of month-to-month leases that are cancelable at any time. Operating lease expense was $26.6 million, $21.1 million, and $22.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Litigation

Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2011, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $1.1 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. In the year ended December 31, 2011, we recorded a net decrease in our reserves of $2.7 million related to the settlement of ongoing legal matters and the continued refinement of liabilities recognized for litigation deemed probable and estimable. Our liabilities related to litigation matters that were deemed probable and estimable as of December 31, 2010 and 2009 were $3.8 million and $2.7 million, respectively.

Patent Settlement

In June 2011, we agreed to accept $5.5 million in damages, related to the settlement of a KeyView® system patent infringement lawsuit, which was paid in full in July 2011. We recognized related legal fees and other expenses of $1.4 million during the year ended December 31, 2011. The settlement amount has been recorded in general and administrative expenses on the consolidated statement of operations. The resolution of this matter did not have a material effect on our results of operations for the year ended December 31, 2011.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shareholder Derivative Demand

On December 7, 2011, we received a letter on behalf of the Arkansas Public Employees Retirement Systems (“APERS”), stating that APERS is a Key stockholder and alleging that certain of our officers and one director had breached their fiduciary duties, violated internal corporate policies and been unjustly enriched in connection with their oversight and administration of our compliance with health, safety, labor, motor vehicle and other similar laws, rules and regulations to which Key is subject. The letter demands that our board of directors take action against such officers and director to remedy the conduct alleged in the letter and threatens that APERS will commence a shareholder derivative suit on behalf of Key absent action from the board of directors. To our knowledge, no complaint has been filed in connection with the letter. Our board has established a special committee, consisting of independent members of the board, to review and evaluate the allegations made in the letter. The special committee has engaged independent legal counsel to assist it with its review, which is currently underway. Once its review has been completed, the special committee is expected to report its findings to our board of directors and recommend whether or not suit should be filed or what other action, if any, should be taken in response to the allegations in the letter. While the investigation is ongoing, management has no basis at this time to believe that there are any material misstatements in the 2011 or past financial statements, or that there are grounds for accrual of probable penalties or assessments.

Tax Audits

We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2011 and 2010, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.

Self-Insurance Reserves

We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of December 31, 2011 and 2010, we have recorded $62.9 million and $60.3 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $17.0 million and $15.4 million of insurance receivables as of December 31, 2011 and 2010, respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Environmental Remediation Liabilities

For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2011 and 2010, we have recorded $4.0 million for our environmental remediation liabilities. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of our accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2011	2010
Foreign currency translation loss	$(58,231)	$(51,334)

Accumulated other comprehensive loss	$(58,231)	$(51,334)

The local currency is the functional currency for our operations in Argentina, Mexico, Canada, Russia and for our equity investments in Canada. The cumulative translation gains and losses resulting from translating each foreign subsidiary’s financial statements from the functional currency to U.S. dollars are included in other comprehensive income and accumulated in stockholders’ equity until a partial or complete sale or liquidation of our net investment in the foreign entity. The table below summarizes the conversion ratios used to translate the financial statements and the cumulative currency translation gains and losses, net of tax, for each currency:

	Argentine Peso	Mexican Peso	Canadian Dollar	Euro	Russian Rouble	Total
	(in thousands, except for conversion ratios)
As of December 31, 2011:
Conversion ratio	4.30 : 1	13.97 : 1	1.02 : 1	0.77 : 1	32.08 : 1	n/a
Cumulative translation adjustment	$(52,261)	$(1,815)	$(752)	n/a	$(3,403)	$(58,231)
As of December 31, 2010:
Conversion ratio	3.98 : 1	12.39 : 1	1.00 : 1	0.75 : 1	30.54 : 1	n/a
Cumulative translation adjustment	$(50,518)	$56	$(944)	n/a	$72	$(51,334)

NOTE 18.    EMPLOYEE BENEFIT PLANS

We maintain a 401(k) plan as part of our employee benefits package. Late in the first quarter of 2009, management suspended the 401(k) matching program as part of our cost reduction efforts. No matching contributions were made during 2010. We reinstated the 401(k) matching program effective January 1, 2011. We match 100% of employee contributions up to 4% of the employee’s salary, which vest immediately, into our 401(k) plan, subject to maximums of $9,800 for each of the years ended December 31, 2011 and 2009. Our matching contributions were $8.8 million and $1.7 million for the years ended December 31, 2011 and 2009, respectively. We do not offer participants the option to purchase units of our common stock through a 401(k) plan fund.

NOTE 19.    STOCKHOLDERS’ EQUITY

Common Stock

As of December 31, 2011 and 2010, we had 200,000,000 shares of common stock authorized with a $0.10 par value per share, of which 150,733,022 shares were issued and outstanding at December 31, 2011 and 141,656,426 shares were issued and outstanding at December 31, 2010. During 2011, 2010 and 2009, no dividends were declared or paid. Under the terms of the Senior Notes and the 2011 Credit Facility, we must meet certain financial covenants before we may pay dividends. We currently do not intend to pay dividends.

Tax Withholding

We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased a total of 383,884, 301,837 and 71,954 shares for an aggregate cost of $5.7 million, $3.1 million and $0.5 million during 2011, 2010 and 2009, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.

Common Stock Warrants

On May 12, 2009, in connection with the settlement of a lawsuit, we issued to two individuals warrants to purchase 174,000 shares of our common stock at an exercise price of $4.56 per share. As of December 31, 2011, all of these warrants had been exercised.

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

Our board of directors at any time, and from time to time, may amend or terminate the 2009 Incentive Plan. However, no repricing of stock options is permitted unless approved by our stockholders, and, except as provided otherwise in the 2009 Incentive Plan, no other amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. As of December 31, 2011, there were 1.1 million remaining shares available under the 2009 Incentive Plan.

2007 Incentive Plan

On December 6, 2007, our stockholders approved the 2007 Equity and Cash Incentive Plan (the “2007 Incentive Plan”). The 2007 Incentive Plan is substantially similar to the 2009 Incentive Plan except for certain differences related to treatment of Awards at retirement and transferability of Awards at death. The 2007 Incentive Plan expires December 6, 2017.

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

Our board of directors at any time, and from time to time, may amend or terminate the 2007 Incentive Plan. However, except as provided otherwise in the 2007 Incentive Plan, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. As of December 31, 2011, there were 0.3 million remaining shares available under the 2007 Incentive Plan.

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

During the period 2000-2001, the board of directors granted 3.7 million stock options that were outside the 1997 Incentive Plan, of which none remained outstanding as of December 31, 2011. The 3.7 million non-plan options were in addition to and do not include other options which were granted under the 1997 Incentive Plan, but not in conformity with certain of the terms of the 1997 Incentive Plan.

Stock Option Awards

Stock option awards granted under our incentive plans have a maximum contractual term of ten years from the date of grant. Shares issuable upon exercise of a stock option are issued from authorized but unissued shares of our common stock. The following tables summarize the stock option activity and certain options granted in prior years that were outside the 1997 Incentive Plan (shares in thousands):

	Year Ended December 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	2,816	$13.52	$5.72
Granted	—	$—	$—
Exercised	(647)	$12.29	$5.31
Cancelled or expired	(32)	$13.89	$5.86

Outstanding at end of period	2,137	$13.87	$5.84

Exercisable at end of period	2,126	$13.92	$5.87

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	3,895	$12.90	$5.62
Granted	—	$—	$—
Exercised	(454)	$8.51	$4.83
Cancelled or expired	(625)	$13.28	$5.77

Outstanding at end of period	2,816	$13.52	$5.72

Exercisable at end of period	2,790	$13.60	$5.76

	Year Ended December 31, 2009
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	4,961	$12.21	$5.42
Granted	15	$4.14	$2.23
Exercised	(418)	$3.12	$2.30
Cancelled or expired	(663)	$13.70	$5.84

Outstanding at end of period	3,895	$12.90	$5.62

Exercisable at end of period	3,853	$12.99	$5.66

The following tables summarize information about the stock options outstanding at December 31, 2011 and certain options granted in prior years that were outside the 1997 Incentive Plan (shares in thousands):

	Options Outstanding
	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Range of exercise prices:
$3.87 - $8.00	6.92	21	$4.04	$1.73
$8.01 - $9.37	0.26	72	$8.37	$4.47
$9.38 - $13.10	2.95	495	$11.65	$5.42
$13.11 - $15.05	5.01	807	$14.61	$6.48
$15.06 - $19.42	6.28	742	$15.36	$5.68

		2,137	$13.87	$5.84

Aggregate intrinsic value (in thousands)		$3,599

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Exercisable
	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value
Range of exercise prices:
$3.87 - $8.00	10	$ 4.13	$1.77
$8.01 - $9.37	72	$ 8.37	$4.47
$9.38 - $13.10	495	$11.65	$5.42
$13.11 - $15.05	807	$14.61	$6.48
$15.06 - $19.42	742	$15.36	$5.68

	2,126	$13.92	$5.87

Aggregate intrinsic value (in thousands)	$3,470

We did not grant any stock options during the years ended December 31, 2011 and 2010. The total fair value of stock options granted during the year ended December 31, 2009 was less than $0.1 million. The total fair value of stock options vested during the year ended December 31, 2011 was less than $0.1 million. For each of the years ended December 31, 2011, 2010 and 2009, we recognized less than $0.1 million, in pre-tax expense related to stock options. We recognized tax benefits of less than $0.1 million, related to our stock options for each of the years ended December 31, 2011, 2010 and 2009. For unvested stock option awards outstanding as of December 31, 2011, we expect to recognize less than $0.1 million of compensation expense over a weighted average remaining vesting period of approximately 0.9 years. The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2011 is 4.8 years. The intrinsic value of the options exercised for the years ended December 31, 2011, 2010 and 2009 was $3.0 million, $4.0 million and $1.9 million, respectively. Cash received from the exercise of options for the year ended December 31, 2011, was $8.0 million with recognition of associated tax benefits in the amount of $0.9 million.

Common Stock Awards

The total fair market value of all common stock awards granted during the years ended December 31, 2011, 2010 and 2009 was $18.4 million, $17.9 million and $8.8 million, respectively.

The following tables summarize information for the years ended December 31, 2011, 2010 and 2009 about the common share awards that we have issued (shares in thousands):

	Year Ended December 31, 2011
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	5,027	$7.98	1,913	$8.41
Shares issued during period(1)	1,370	$13.43	101	$1.18
Previously issued shares vesting during period	—	$—	1,246	$5.99
Shares cancelled during period	(139)	$9.43	—	$—
Shares repurchased during period	(384)	$14.68	(384)	$14.68

Shares at end of period	5,874	$8.78	2,876	$6.27

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	3,679	$7.14	1,094	$13.70
Shares issued during period(1)	1,804	$9.90	153	$1.28
Previously issued shares vesting during period	—	$—	968	$4.13
Shares cancelled during period	(154)	$5.94	—	$—
Shares repurchased during period	(302)	$10.24	(302)	$10.24

Shares at end of period	5,027	$7.98	1,913	$8.41

	Year Ended December 31, 2009
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	1,409	$14.42	748	$14.05
Shares issued during period(1)	2,667	$3.30	146	$5.96
Previously issued shares vesting during period	—	$—	272	$15.04
Shares cancelled during period	(325)	$7.24	—	$—
Shares repurchased during period	(72)	$6.73	(72)	$6.73

Shares at end of period	3,679	$7.14	1,094	$13.70

(1)	Includes 99,999, 109,410 and 143,100 shares of common stock issued to our non-employee directors that vested immediately upon issuance during 2011, 2010 and 2009, respectively.

For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock awards that do not immediately vest, we recognize compensation expense ratably over the graded vesting period of the grant, net of estimated and actual forfeitures. For the years ended December 31, 2011, 2010 and 2009, we recognized $15.6 million, $10.6 million and $6.0 million, respectively, of pre-tax expense from continuing operations associated with common stock awards, including common stock grants to our outside directors. In connection with the expense related to common stock awards recognized during the year ended December 31, 2011, we recognized tax benefits of $6.0 million. Tax benefits for the years ended December 31, 2010 and 2009 were $4.1 million and $2.0 million, respectively. For the unvested common stock awards outstanding as of December 31, 2011, we anticipate that we will recognize $13.4 million of pre-tax expense over the next 0.8 years.

Performance Units

During March 2010, we issued a total of 0.6 million performance units to certain of our employees and officers. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. The performance units are measured based on two performance periods. One half of the performance units are measured based on a performance period consisting of the first year after the grant date, and the other half are measured based on a performance period consisting of the second year after the grant date. At the end of each performance period, 100%, 50%, or 0% of an individual’s performance units for that period will vest, based on the relative placement of our total shareholder return within a peer group consisting of Key and five other companies. If we are in the top third of the peer group, 100% of the performance units will vest; if we are in the middle third, 50% will vest; and if we are in the bottom third, the performance units will expire unvested and no payment will be made. If any performance units vest for a given performance period, the award

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of December 31, 2011, the fair value of outstanding performance units issued in March 2010 was $2.8 million, and is being accreted to compensation expense over the vesting terms of the awards. The unrecognized compensation cost related to our unvested performance units is estimated to be $0.2 million and is expected to be recognized over a weighted-average period of 0.2 years as of December 31, 2011.

Phantom Share Plan

In December 2006, we announced the implementation of a “Phantom Share Plan,” in which certain of our employees were granted “Phantom Shares.” Phantom Shares vest ratably over a four-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date. Grantees are not permitted to defer this payment to a later date. The Phantom Shares are a “liability” type award and we account for these awards at fair value. We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of the service requirement that has been performed, net of estimated and actual forfeitures, with an offsetting liability recorded on our consolidated balance sheets. We recognized $0.3 million, $1.1 million and $1.9 million of pre-tax compensation expense from continuing operations, associated with the Phantom Shares for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we recorded current liabilities of $0.6 million, which represented the aggregate fair value of the Phantom Shares on that date.

We recognized income tax benefits associated with the Phantom Shares of $0.1 million, $0.4 million and $0.7 million in 2011, 2010 and 2009, respectively. For unvested Phantom Share awards outstanding as of December 31, 2011, based on the market price of our common stock on this date, we expect to recognize $0.1 million of compensation expense over a weighted average remaining vesting period of approximately 0.4 years. During 2011, cash payments related to the Phantom Shares totaled $0.7 million.

Stock Appreciation Rights

In August 2007, we issued approximately 587,000 SARs to our executive officers. Each SAR has a ten-year term from the date of grant. The vesting of all outstanding SAR awards was accelerated during the fourth quarter of 2008. Upon the exercise of a SAR, the recipient will receive an amount equal to the difference between the exercise price and the fair market value of a share of our common stock on the date of exercise, multiplied by the number of shares of common stock for which the SAR was exercised. All payments will be made in shares of our common stock. Prior to exercise, the SAR does not entitle the recipient to receive any shares of our common stock and does not provide the recipient with any voting or other stockholders’ rights. We account for these SARs as equity awards and recognize compensation expense ratably over the vesting period of the SAR based on their fair value on the date of issuance, net of estimated and actual forfeitures. We did not recognize any expense associated with these awards during 2011, 2010 and 2009. As of December 31, 2011, 0.4 million SARS remain unexercised.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation Assumptions on Stock Options and Stock Appreciation Rights

The fair value of each stock option grant or SAR was estimated on the date of grant using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

Year Ended December 31,
2009
Risk-free interest rate	2.21%
Expected life of options, years	6
Expected volatility of the Company’s stock price	53.70%
Expected dividends	none

NOTE 21.    TRANSACTIONS WITH RELATED PARTIES

Employee Loans and Advances

From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods so long as the employee continues their employment with us. The relocation loans are repaid upon the employee selling his prior residence. As of December 31, 2011 and 2010, these loans, in the aggregate, totaled less than $0.1 million.

Transactions with Affiliates

As discussed in “Note 2. Acquisitions”, in October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of December 31, 2011 and 2010, our receivables from these related parties totaled $0.2 million and $1.0 million, respectively. Revenues from these customers for the year ended December 31, 2011 were $2.7 million. Revenues from these customers since the date of acquisition through the year ended December 31, 2010 were $1.3 million.

We provide services to an exploration and production company owned by one of our former employees who had been the owner of the business we acquired. The prices charged to this company for these services are at rates that are an average of the prices charged to other customers in the California market where the services are provided. As of December 31, 2011 and 2010, our receivables from this company totaled $0.5 million and $0.2 million, respectively. Revenues from this company totaled $5.2 million, $4.3 million and $3.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Board of Director Relationships

A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were $37.2 million, $49.4 million and $13.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. Receivables outstanding from Anadarko were $5.1 million and $4.9 million as of December 31, 2011 and 2010, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.

A former member of our board of directors who resigned in May 2011 is a member and managing director of the general partner of the indirect majority owner of one of our customers. Sales to this customer were $1.0 million and $0.4 million for the years ended December 31, 2011 and 2010. Receivables outstanding from this customer were less than $0.1 million and $0.3 million as of December 31, 2011 and 2010, respectively. Transactions with this customer are made on terms consistent with other customers.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services to us during 2011 related to our general and administrative cost restructuring initiative. Payments to Proudfoot were $4.1 million for the year ended December 31, 2011. There were no payments made to Proudfoot in the years ended December 31, 2010 and 2009.

NOTE 22.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Noncash investing and financing activities:
Property and equipment acquired under captial lease obligations	$—	$—	$938
Common stock issued in acquisition	117,919	153,963	—
Asset retirement obligations	741	1,023	517
Supplemental cash flow information:
Cash paid for interest	$35,354	$41,763	$42,575
Cash paid for taxes	$63,680	$4,610	$12,872
Tax refunds	$27,206	$56,154	$9,135

Cash paid for interest includes cash payments for interest on our long-term debt and capital lease obligations, and commitment and agency fees paid.

NOTE 23.    SEGMENT INFORMATION

We revised our reportable business segments as of the first quarter of 2011. The revised operating segments are U.S. and International. We also have a “Functional Support” segment associated with managing each of our reportable operating segments. Financial results as of and for the years ended December 31, 2010 and 2009 have been restated to reflect the change in operating segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our domestic rig services, fluid management services, fishing and rental services, and intervention services are now aggregated within our U.S. reportable segment. Our international rig services business and our Canadian technology development group are now aggregated within our International reportable segment. These changes reflect our current operating focus in compliance with ASC 280. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” above. We evaluate the performance of our operating segments based on revenue and income measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:

U.S. Segment

Rig Services

Our rig-based services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.

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

The maintenance services that we provide with our rig fleet are generally required throughout the life cycle of an oil or natural gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling the rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services generally take less than 48 hours to complete.

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

Fluid Management Services

We provide fluid management services, including oilfield fluid transportation and produced water disposal services, with our fleet of heavy and medium-duty trucks. The specific services offered include vacuum truck services, fluid transportation services and disposal services for operators whose wells produce saltwater or other non-hydrocarbon fluids. We also supply frac tanks used for temporary storage of fluids associated with fluid hauling operations. In addition, we provide equipment trucks that are used to move large pieces of equipment from one well site to the next, and we operate a fleet of hot oilers capable of pumping heated fluids used to clear soluble restrictions in a wellbore.

Fluid hauling trucks are utilized in connection with drilling, completions, workover and maintenance activities, which tend to use large amounts of various fluids. In connection with these activities at a well site, we transport fresh and brine water to the well site and provide temporary storage and disposal of produced saltwater and drilling or workover fluids. These fluids are removed from the well site and transported for disposal in a saltwater disposal well owned by us or a third party.

Intervention Services

Our intervention services line of business includes our coiled tubing, pumping and nitrogen service offerings. Coiled tubing services involve the use of a continuous metal pipe spooled onto a large reel which is then deployed into oil and natural gas wells to perform various applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, and formation stimulations utilizing acid and chemical treatments. Coiled tubing is also used for a number of horizontal well applications such as milling temporary isolation plugs that separate frac zones, and various other pre- and post- hydraulic fracturing well preparation services.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fishing and Rental Services

We offer a full line of services and rental equipment designed for use in providing both onshore and offshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units and foam air units.

As a result of the Edge acquisition our rental inventory also includes frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also provide well testing services.

International Segment

Our international segment includes operations in Mexico, Colombia, the Middle East, Russia and Argentina. Services in these locations include rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also provide drilling services in some of the regions where we work and we provide engineering and consulting services for the development of reservoirs.

Our operations in Mexico consist mainly of workover, wireline, project management and consulting services. We generate significant revenue from our contracts with Pemex.

In Argentina, our operations consist of drilling and workover services. In Colombia, we provide workover services.

In Russia, we provide drilling, workover, and reservoir engineering services. Our Russian operations are structured as a 50/50 joint venture in which we have a controlling financial interest.

In the Middle East, we formed a joint venture in the first quarter of 2010 in which we have a controlling financial interest. Our operations in the Middle East consist mainly of workover services in the Kingdom of Bahrain.

Also included in our International segment is our technology development and control systems business based in Canada. This business is focused on the development of software related to oilfield service equipment controls, data acquisition and digital information flow.

Functional Support Segment

Our Functional Support segment manages our U.S. and International operating segments. Functional Support assets consist primarily of cash and cash equivalents, accounts and notes receivable and investments in subsidiaries, deferred financing costs, our equity method investments and deferred income tax assets.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents our segment information as of and for the years ended December 31, 2011, 2010 and 2009 (in thousands):

As of and for the year ended December 31, 2011

	U.S.	International	Functional Support[2]	Reconciling Eliminations	Total
Revenues from external customers	$1,530,087	$316,796	$—	$—	$1,846,883
Intersegment revenues	7,870	9,481	707	(18,058)	—
Depreciation and amortization	142,257	16,173	11,174	—	169,604
Other operating expenses	1,030,224	273,350	131,577	—	1,435,151
Operating income (loss)	357,606	27,273	(142,751)	—	242,128
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Interest expense, net of amounts capitalized	37	1,712	40,794	—	42,543
Income (loss) from continuing operations before tax	358,072	25,435	(224,555)	—	158,952
Long-lived assets[1]	1,851,148	223,034	233,739	(309,364)	1,998,557
Total assets	2,330,061	414,780	394,864	(540,585)	2,599,120
Capital expenditures, excluding acquisitions	298,342	45,045	15,710	—	359,097

As of and for the year ended December 31, 2010

	U.S.	International	Functional Support[2]	Reconciling Eliminations	Total
Revenues from external customers	$961,244	$192,440	$—	$—	$1,153,684
Intersegment revenues	9,685	—	—	(9,685)	—
Depreciation and amortization	109,551	16,607	10,889	—	137,047
Other operating expenses	719,406	199,042	114,835	—	1,033,283
Operating income (loss)	132,287	(23,209)	(125,724)	—	(16,646)
Interest expense, net of amounts capitalized	(1,321)	183	43,097	—	41,959
Income (loss) from continuing operations before tax	132,742	(21,448)	(167,202)	—	(55,908)
Long-lived assets[1]	1,178,970	171,957	181,023	(53,034)	1,478,916
Total assets	1,475,593	319,755	479,913	(382,325)	1,892,936
Capital expenditures, excluding acquisitions	132,058	14,301	33,951	—	180,310

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2009

	U.S.	International	Functional Support[2]	Reconciling Eliminations	Total
Revenues from external customers	$758,363	$197,336	$—	$—	$955,699
Intersegment revenues	5,421	—	—	(5,421)	—
Depreciation and amortization	130,170	11,171	7,892	—	149,233
Other operating expenses	626,040	124,348	97,694	—	848,082
Asset retirements and impairments	65,869	31,166	—	—	97,035
Operating (loss) income	(63,716)	30,651	(105,586)	—	(138,651)
Interest expense, net of amounts capitalized	(2,333)	(65)	41,803	—	39,405
(Loss) income from continuing operations before tax	(65,963)	36,806	(148,065)	—	(177,222)
Long-lived assets[1]	1,079,580	145,971	183,796	(129,069)	1,280,278
Total assets	1,054,241	330,407	643,854	(364,092)	1,664,410
Capital expenditures, excluding acquisitions	114,547	—	13,875	—	128,422

[1]	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

[2]	Functional Support is geographically located in the United States.

NOTE 24.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS

Set forth below is unaudited summarized quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011:
Revenues	$390,984	$445,369	$501,315	$509,215
Direct operating expenses	271,800	290,620	314,657	320,006
Loss on early extinguishment of debt	46,451	—	—	—
(Loss) income from continuing operations	(18,712)	36,360	43,438	39,569
Net (loss) income	(18,712)	36,360	43,438	39,569
(Loss) income attributable to Key	(18,135)	36,080	44,168	39,348
(Loss) earnings per share(1):
Basic and Diluted	$(0.13)	$0.25	$0.30	$0.26

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2010:
Revenues	$251,959	$267,785	$283,739	$350,201
Direct operating expenses	189,202	196,171	198,158	251,481
Loss from continuing operations	(10,902)	(11,038)	(2,280)	(11,176)
Net (loss) income	(9,007)	(2,856)	6,003	76,209
(Loss) income attributable to Key	(7,580)	(2,236)	6,772	76,539
(Loss) earnings per share(1):
Basic and Diluted	$(0.06)	$(0.02)	$0.05	$0.54

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 25.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Our 2021 Notes are guaranteed by virtually all of our domestic subsidiaries, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information.

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$67,027	$431,829	$101,707	$—	$600,563
Property and equipment, net	—	1,126,013	84,284	—	1,210,297
Goodwill	—	595,049	28,385	—	623,434
Deferred financing costs, net	14,771	—	—	—	14,771
Intercompany notes and accounts receivable and investment in subsidiaries	2,896,684	896,086	(947)	(3,791,823)	—
Other assets	104	99,098	50,853	—	150,055

TOTAL ASSETS	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120

Liabilities and equity:
Current liabilities	$77,077	$146,113	$66,313	$—	$289,503
Long-term debt and capital leases, less current portion	773,573	402	—	—	773,975
Intercompany notes and accounts payable	720,033	2,309,733	61,823	(3,091,589)	—
Deferred tax liabilities	191,206	69,822	44	—	261,072
Other long-term liabilities	2,066	57,873	—	—	59,939
Equity	1,214,631	564,132	136,102	(700,234)	1,214,631

TOTAL LIABILITIES AND EQUITY	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$20,287	$287,244	$106,489	$—	$414,020
Property and equipment, net	—	861,041	75,703	—	936,744
Goodwill	—	418,047	29,562	—	447,609
Deferred financing costs, net	7,806	—	—	—	7,806
Intercompany notes and accounts receivable and investment in subsidiaries	2,110,185	757,657	(6,226)	(2,861,616)	—
Other assets	5,234	56,954	24,569	—	86,757

TOTAL ASSETS	$2,143,512	$2,380,943	$230,097	$(2,861,616)	$1,892,936

Liabilities and equity:
Current liabilities	$77,144	$142,962	$61,529	$—	$281,635
Long-term debt and capital leases, less current portion	425,000	2,116	5	—	427,121
Intercompany notes and accounts payable	587,801	1,738,214	120,410	(2,446,425)	—
Deferred tax liabilities	70,511	73,790	8	—	144,309
Other long-term liabilities	1,253	56,815	—	—	58,068
Equity	981,803	367,046	48,145	(415,191)	981,803

TOTAL LIABILITIES AND EQUITY	$2,143,512	$2,380,943	$230,097	$(2,861,616)	$1,892,936

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$707	$1,660,801	$223,961	$(38,586)	$1,846,883
Direct operating expense	—	1,036,071	188,033	(27,021)	1,197,083
Depreciation and amortization expense	—	160,884	8,720	—	169,604
General and administrative expense	1,178	211,207	33,319	(7,636)	238,068

Operating (loss) income	(471)	252,639	(6,111)	(3,929)	242,128

Loss on early extinguishment of debt	46,451	—	—	—	46,451
Interest expense, net of amounts capitalized	42,551	(1,713)	1,707	(2)	42,543
Other income, net	(6,351)	1,772	2,521	(3,760)	(5,818)

(Loss) income from continuing operations before taxes	(83,122)	252,580	(10,339)	(167)	158,952
Income tax (expense) benefit	(61,130)	(3,287)	6,120	—	(58,297)

(Loss) income from continuing operations	(144,252)	249,293	(4,219)	(167)	100,655
Discontinued operations	—	—	—	—	—

Net (loss) income	(144,252)	249,293	(4,219)	(167)	100,655

Loss attributable to noncontrolling interest	—	—	(806)	—	(806)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(144,252)	$249,293	$(3,413)	$(167)	$101,461

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,009,261	$198,005	$(53,582)	$1,153,684
Direct operating expense	—	664,387	212,195	(41,570)	835,012
Depreciation and amortization expense	—	127,550	9,497	—	137,047
General and administrative expense	3,618	173,274	25,517	(4,138)	198,271

Operating (loss) income	(3,618)	44,050	(49,204)	(7,874)	(16,646)

Interest expense, net of amounts capitalized	44,707	(3,390)	642	—	41,959
Other income, net	(1,243)	(1,404)	9,161	(9,211)	(2,697)

(Loss) income from continuing operations before taxes	(47,082)	48,844	(59,007)	1,337	(55,908)
Income tax benefit	8,175	—	12,337	—	20,512

(Loss) income from continuing operations	(38,907)	48,844	(46,670)	1,337	(35,396)
Discontinued operations	—	105,745	—	—	105,745

Net (loss) income	(38,907)	154,589	(46,670)	1,337	70,349

Loss attributable to noncontrolling interest	—	—	(3,146)	—	(3,146)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(38,907)	$154,589	$(43,524)	$1,337	$73,495

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$805,673	$201,507	$(51,481)	$955,699
Direct operating expense	—	549,597	164,243	(37,898)	675,942
Depreciation and amortization expense	—	142,086	7,147	—	149,233
General and administrative expense	(452)	153,870	18,693	29	172,140
Asset retirements and impairments	—	96,768	267	—	97,035

Operating income (loss)	452	(136,648)	11,157	(13,612)	(138,651)

Loss on early extinguishment of debt	472	—	—	—	472
Interest expense, net of amounts capitalized	42,671	(3,420)	154	—	39,405
Other income, net	765	(1,412)	10,412	(11,071)	(1,306)

(Loss) income from continuing operations before taxes	(43,456)	(131,816)	591	(2,541)	(177,222)
Income tax benefit (expense)	90,694	(25,151)	431	—	65,974

Income (loss) from continuing operations	47,238	(156,967)	1,022	(2,541)	(111,248)
Discontinued operations	—	(45,428)	—	—	(45,428)

Net income (loss)	47,238	(202,395)	1,022	(2,541)	(156,676)
Loss attributable to noncontrolling interest	—	—	(555)	—	(555)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$47,238	$(202,395)	$1,577	$(2,541)	$(156,121)

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$187,597	$708	$—	$188,305
Cash flows from investing activities:
Capital expenditures	—	(345,215)	(13,882)	—	(359,097)
Acquisitions	—	(187,058)	—	—	(187,058)
Intercompany notes and accounts	—	278,511	—	(278,511)	—
Other investing activities, net	—	26,065	—	—	26,065

Net cash used in investing activities	—	(227,697)	(13,882)	(278,511)	(520,090)

Cash flows from financing activities:
Repayments of long-term debt	(421,427)	—	—	—	(421,427)
Payment of bond tender premium	(39,082)	—	—	—	(39,082)
Proceeds from long-term debt	475,000	—	—	—	475,000
Repayment of capital lease obligations	—	(4,016)	—	—	(4,016)
Proceeds from borrowings on revolving credit facility	418,000	—	—	—	418,000
Repayments on revolving credit facility	(123,000)	—	—	—	(123,000)
Payment of deferred financing costs	(16,485)	—	—	—	(16,485)
Repurchases of common stock	(5,681)	—	—	—	(5,681)
Intercompany notes and accounts	(278,511)	—	—	278,511	—
Other financing activities, net	12,859	9,128	788	—	22,775

Net cash provided by financing activities	21,673	5,112	788	278,511	306,084

Effect of changes in exchange rates on cash	—	—	4,516	—	4,516

Net increase (decrease) in cash and cash equivalents	21,673	(34,988)	(7,870)	—	(21,185)

Cash and cash equivalents at beginning of period	—	42,973	13,655	—	56,628

Cash and cash equivalents at end of period	$21,673	$7,985	$5,785	$—	$35,443

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$121,551	$8,254	$—	$129,805
Cash flows from investing activities:
Capital expenditures	—	(169,443)	(10,867)	—	(180,310)
Proceeds from sale of fixed assets	—	258,202	—	—	258,202
Acquisitions, net of cash acquired	—	(86,688)	—	—	(86,688)
Intercompany notes and accounts	(165)	(84,742)	—	84,907	—
Other investing activities, net	165	—	—	—	165

Net cash (used in) provided by investing activities	—	(82,671)	(10,867)	84,907	(8,631)

Cash flows from financing activities:
Repayments of long-term debt	—	(6,970)	—	—	(6,970)
Repayments of capital lease obligations	—	(8,493)	—	—	(8,493)
Proceeds from borrowings on revolving credit facility	110,000	—	—	—	110,000
Repayments on revolving credit facility	(197,813)	—	—	—	(197,813)
Repurchases of common stock	(3,098)	—	—	—	(3,098)
Intercompany notes and accounts	84,742	165	—	(84,907)	—
Other financing activities, net	6,169	—	—	—	6,169

Net cash used in financing activities	—	(15,298)	—	(84,907)	(100,205)

Effect of changes in exchange rates on cash	—	—	(1,735)	—	(1,735)

Net increase (decrease) in cash	—	23,582	(4,348)	—	19,234

Cash and cash equivalents at beginning of period	—	19,391	18,003	—	37,394

Cash and cash equivalents at end of period	$—	$42,973	$13,655	$—	$56,628

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$185,279	$(442)	$—	$184,837
Cash flows from investing activities:
Capital expenditures	—	(124,744)	(3,678)	—	(128,422)
Intercompany notes and accounts	65,580	(17,523)	(22,115)	(25,942)	—
Other investing activities, net	199	5,580	12,007	—	17,786

Net cash provided by (used in) investing activities	65,779	(136,687)	(13,786)	(25,942)	(110,636)

Cash flows from financing activities:
Payments on revolving credit facility	(100,000)	—	—	—	(100,000)
Intercompany notes and accounts	32,823	(76,175)	17,410	25,942	—
Other financing activities, net	1,398	(28,873)	—	—	(27,475)

Net cash (used in) provided by financing activities	(65,779)	(105,048)	17,410	25,942	(127,475)

Effect of changes in exchange rates on cash	—	—	(2,023)	—	(2,023)

Net (decrease) increase in cash	—	(56,456)	1,159	—	(55,297)

Cash and cash equivalents, beginning of period	—	75,847	16,844	—	92,691

Cash and cash equivalents, end of period	$—	$19,391	$18,003	$—	$37,394

Key Energy Services, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 26.     SUBSEQUENT EVENTS

Potential Sale of Argentina Operations

In February 2012, we announced our decision to exit the Argentine market and began marketing this business to potential buyers. Our strategy is to monetize these assets and reinvest this capital in other growing international markets.

These assets did not meet the held for sale criteria as of December 31, 2011, as such the results of operations are reported in continuing operations for all periods presented. The business to be disposed of is reported as part of our International segment and is based entirely in Argentina. As of December 31, 2011 and 2010, there were $84.1 million and $69.1 million of assets, respectively, and $41.9 million and $28.3 million of liabilities, associated with these operations. The following table presents comparative pro forma results as if these operations were discontinued as of December 31, 2011 and 2010 (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010
REVENUES	$1,729,211	$1,062,595
COSTS AND EXPENSES:
Direct operating expenses	1,085,190	746,441
Depreciation and amortization expense	166,946	133,898
General and administrative expenses	223,299	186,188
Asset retirements and impairments	—	—

Operating income (loss)	253,776	(3,932)

Loss on early extinguishment of debt	46,451	—
Interest expense, net of amounts capitalized	40,849	41,240
Other income, net	(8,977)	(2,807)

Income (loss) from continuing operations before tax	175,453	(42,365)
Income tax (expense) benefit	(64,117)	17,961

Income (loss) from continuing operations	111,336	(24,404)
(Loss) income from discontinued operations, net of tax	(10,681)	94,753

Net income	100,655	70,349

Loss attributable to noncontrolling interest	(806)	(3,146)

INCOME ATTRIBUTABLE TO KEY	$101,461	$73,495

Earnings (loss) per share from continuing operations attributable to Key:
Basic	$0.77	$(0.16)
Diluted	$0.76	$(0.16)
(Loss) earnings per share from discontinued operations:
Basic	$(0.07)	$0.73
Diluted	$(0.07)	$0.73
Earnings per share attributable to Key:
Basic	$0.70	$0.57
Diluted	$0.69	$0.57

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

We have excluded from the scope of our assessment of internal control over financial reporting the operations and related assets of Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”), which we acquired during August 2011. At December 31, 2011 and for the period from August 5, 2011 through December 31, 2011, total assets and total revenues for Edge represent approximately fourteen and three percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our last fiscal quarter of 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Item 10 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2011.

ITEM 11.	EXECUTIVE COMPENSATION

Item 11 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 12 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 13 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Item 14 is incorporated by reference pursuant to Regulation 14A under the Exchange Act. We expect to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following financial statements and exhibits are filed as part of this report:

1.  Financial Statements — See “Index to Consolidated Financial Statements” at Page 52.

2.  We have omitted all financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or the notes to the financial statements.

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

Date: February 29, 2012

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on February 29, 2012.

Signature	Title

/s/ RICHARD J. ALARIO Richard J. Alario	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ T.M. WHICHARD III T.M. Whichard III	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ IKE C. SMITH Ike C. Smith	Vice President and Controller (Principal Accounting Officer)

/s/ LYNN R. COLEMAN Lynn R. Coleman	Director

/s/ KEVIN P. COLLINS Kevin P. Collins	Director

/s/ WILLIAM D. FERTIG William D. Fertig	Director

/s/ W. PHILLIP MARCUM W. Phillip Marcum	Director

Signature	Title

/s/ RALPH S. MICHAEL, III Ralph S. Michael, III	Director

/s/ WILLIAM F. OWENS William F. Owens	Director

/s/ ROBERT K. REEVES Robert K. Reeves	Director

/s/ J. ROBINSON WEST J. Robinson West	Director

/s/ ARLENE M. YOCUM Arlene M. Yocum	Director

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of July 2, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2010, File No. 001-08038.)

2.2	Amending Letter Agreement, dated September 1, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 001-08038)

2.3	Amending Letter Agreement, dated October 1, 2010, by and among Key Energy Pressure Pumping Services, LLC, Key Electric Wireline Services, LLC, Key Energy Services, Inc., Portofino Acquisition Company (now known as Universal Pressure Pumping, Inc.) and Patterson UTI Energy, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 001-08038)

2.4	Purchase and Sale Agreement, dated as of July 23, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

2.5	Amendment No. 1 to Purchase and Sale Agreements, dated as of August 27, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

2.6	Amendment No. 2 to Purchase and Sale Agreements, dated as of September 30, 2010, by and among OFS Holdings, LLC, a Delaware limited liability company, OFS Energy Services, LLC, a Delaware limited liability company, Key Energy Services, Inc., a Maryland corporation, and Key Energy Services, LLC, a Texas limited liability company. (Incorporated by reference to Exhibit 2.3 of the Company’s Current Report on Form 8-K/A filed on October 8, 2010, File No. 001-08038.)

2.7	Agreement and Plan of Merger, dated as of July 13, 2011, by and among Key Energy Services, Inc., Key Merger Sub I, Key Merger Sub II, Edge Oilfield Services, L.L.C., Summit Oilfield Services, L.L.C., the Edge Holders and the Summit Holders (Incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K filed on July 15, 2011, File No. 001-08038.)

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc., dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Fourth Amended and Restated By-laws of Key Energy Services, Inc. as amended through February 22, 2012 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on February 27, 2012, File No. 001-08038.)

Exhibit No.	Description

4.1	Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.2	First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.3	Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)

4.4	Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

4.5	Fourth Supplemental Indenture dated as of March 1, 2011 by and among Key Energy Services, Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 1, 2011, File No. 001-08038.)

4.6	Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.7	First Supplemental Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.8	Form of global note for 6.750% Senior Notes due 2021 (incorporated by reference from Exhibit A to Exhibit 4.7).

10.1†	Key Energy Group, Inc. 1997 Incentive Plan, as an amendment and restatement effective November 17, 1997 of the Key Energy Group, Inc. 1995 Outside Directors Stock Option Plan. (Incorporated by reference to Exhibit B of the Company’s Schedule 14A Proxy Statement filed November 26, 1997, File No. 001-08038.)

10.2†	Form of Restricted Stock Award Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, File No. 001-08038.)

10.3†	The 2006 Phantom Share Plan of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)

10.4†	Form of Award Agreement under the 2006 Phantom Share Plan of Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated October 19, 2006, File No. 001-08038.)

10.5†	Form of Stock Appreciation Rights Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated August 24, 2007, File No. 001-08038.)

Exhibit No.	Description

10.6†	Form of Non-Plan Option Agreement under Key Energy Group, Inc. 1997 Incentive Plan. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed on September 25, 2007, File No. 333-146294.)
10.7†	Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on November 1, 2007, File No. 001-08038.)
10.8†	Form of Nonstatutory Stock Option Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08038.)
10.9†	Form of Restricted Stock Award Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 16, 2008, File No. 001-08038.)
10.10†	Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on April 16, 2009, File No. 001-08038.)
10.11†	Form of Restricted Stock Award Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)
10.12†	Form of Nonqualified Stock Option Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)
10.13†	Restated Employment Agreement, dated effective as of December 31, 2007, among Richard J. Alario, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10.14†	Employment Agreement, dated as of March 26, 2009, by and between Trey Whichard and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 1, 2009, File No. 001-08038.)
10.15†	Restated Employment Agreement, dated effective as of December 31, 2007, among Newton W. Wilson III, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10.16†	Amended and Restated Employment Agreement, dated October 22, 2008, between Kimberly R. Frye, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)
10.17†	Restated Employment Agreement dated effective as of December 31, 2007, among Kim B. Clarke, Key Energy Services, Inc. and Key Energy Shared Services, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)
10.18†	Amended and Restated Employment Agreement, dated December 31, 2007, between Key Energy Services, Inc. and Don D. Weinheimer. (Incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2008, File No. 001-08038.)
10.19†	Employment Agreement, dated August 14, 2007, between Key Energy Shared Services, LLC and J. Marshall Dodson. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, File No. 001-08038.)

Exhibit No.	Description

10.20†	Form of Amendment to Employment Agreement, in the form executed on March 29, 2010, by and between Key Energy Services, Inc., Key Energy Shared Services, LLC, and each of Richard J. Alario, T.M. Whichard III, Newton W. Wilson III, Kim B. Clarke and Kim R. Frye. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 1, 2010, File No. 001-08038.)

10.21	Credit Agreement, dated as of November 29, 2007, among Key Energy Services, Inc., each lender from time to time party thereto, Bank of America, N.A., as Paying Agent, Co-Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Bank, National Association, as Co-Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

10.22	Amendment No. 1 to Credit Agreement, dated as of October 27, 2009, among Key Energy Services, Inc., each lender from time to time party thereto, Bank of America, N.A., as Paying Agent, Co-Administrative Agent, Swing Line Lender and L/C Issuer, and Wells Fargo Bank, National Association, as Co-Administrative Agent, Swing Line Lender and L/C Issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 29, 2009, File No. 001-08038.)

10.23	Credit Agreement, dated as of March 31, 2011, among Key Energy Services, Inc., each of the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Capital One, N.A. and Wells Fargo Bank, N.A., as co-documentation agents. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 5, 2011, File No. 001-08038.)

10.24	First Amendment to Credit Agreement, dated as of July 27, 2011, among Key Energy Services, Inc., each of the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as co-documentation agents (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 29, 2011, File No. 001-08038.)

10.25	Master Agreement, dated August 26, 2008, by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 2, 2008, File No. 001-08038.)

10.26	Amendment to Master Agreement, dated March 11, 2009, by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 25, 2009, (fully executed on March 24, 2009) File No. 001-08038.)

10.27	Amendment No. 2 to Master Agreement, dated June 23, 2009 (fully executed on June 26, 2009), by and among Key Energy Services, Inc., Key Energy Services Cyprus Ltd., OOO Geostream Assets Management and L-Group. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 1, 2009, File No. 001-08038.)

10.28	Master Equipment Purchase and Sale Agreement, dated September 1, 2009, by and between Key Energy Pressure Pumping Services, LLC and GK Drilling Tools Leasing Company Ltd., and form of Addendum thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 8, 2009, File No. 001-08038.)

Exhibit No.	Description

10.29	Asset Purchase Agreement, dated May 13, 2010, by and among Key Energy Services, LLC, a Texas limited liability company, Key Marine Services, LLC, a Delaware limited liability company, Moncla Companies, L.L.C., a Texas limited liability company, and Moncla Marine, L.L.C., a Louisiana limited liability company, L. Charles Moncla, Jr., Moncla Family Partnership, Ltd., L. Charles Moncla, Jr. Charitable Remainder Trust, Michael Moncla, Matthew Moncla, Marc Moncla, Christopher Moncla, Bipin A. Pandya, Thomas Sandahl, Rhonda Moncla, Cain Moncla, Andrew Moncla, Kenneth Rothstein, Second 4 M Ltd., a Texas limited partnership, and Leon Charles Moncla, Jr., as payment agent. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 19, 2010, File No. 001-08038.)

21*	Significant Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.

31.2*	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith.

