Form 10-Q
period 2012-03-31
KEY ENERGY SERVICES INC
filed 2012-05-04
CIK 318996

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of April 27, 2012, the number of outstanding shares of common stock of the registrant was 151,012,350.

KEY ENERGY SERVICES, INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2012

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors“ in our Annual Report on Form 10-K for the year ended December 31, 2011.

We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,935	$35,443
Accounts receivable, net of allowance for doubtful accounts of $8,188 and $8,013, respectively	393,868	379,533
Inventories	32,409	25,968
Other current assets	116,900	99,276
Current assets held for sale	28,616	60,343

Total current assets	603,728	600,563

Property and equipment	2,339,334	2,184,810
Accumulated depreciation	(1,018,942)	(987,510)

Property and equipment, net	1,320,392	1,197,300

Goodwill	624,583	622,773
Other intangible assets, net	77,330	81,867
Deferred financing costs, net	18,539	14,771
Deposits	18,535	43,685
Equity method investments	1,039	918
Other assets	30,496	14,360
Non-current assets held for sale	9,488	22,883

TOTAL ASSETS	$2,704,130	$2,599,120

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,156	$71,736
Other current liabilities	177,375	174,183
Current portion of capital leases and long-term debt	1,410	1,694
Current liabilities directly associated with assets held for sale	39,246	41,890

Total current liabilities	287,187	289,503

Capital leases and long-term debt	863,657	773,975
Other non-current liabilities	327,903	321,011

Commitments and contingencies

Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 151,054,649 and 150,733,022 shares issued and outstanding	15,105	15,073
Additional paid-in capital	916,492	915,400
Accumulated other comprehensive loss	(54,207)	(58,231)
Retained earnings	315,304	312,114

Total equity attributable to Key	1,192,694	1,184,356
Noncontrolling interest	32,689	30,275

Total equity	1,225,383	1,214,631

TOTAL LIABILITIES AND EQUITY	$2,704,130	$2,599,120

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES	$486,751	$364,364
COSTS AND EXPENSES:
Direct operating expenses	311,497	247,980
Depreciation and amortization expense	51,189	39,182
General and administrative expenses	60,918	49,649

Operating income	63,147	27,553

Loss on early extinguishment of debt	—	46,451
Interest expense, net of amounts capitalized	11,882	9,892
Other income, net	(1,029)	(2,814)

Income (loss) from continuing operations before tax	52,294	(25,976)

Income tax (expense) benefit	(18,813)	9,187

Income (loss) from continuing operations	33,481	(16,789)

Loss from discontinued operations, net of tax benefit (expense) of $16,354 and ($4), respectively	(30,905)	(1,923)

Net income (loss)	2,576	(18,712)

Loss attributable to noncontrolling interest	(614)	(577)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$3,190	$(18,135)

Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$33,481	$(16,789)
Loss attributable to noncontrolling interest	(614)	(577)

Income (loss) from continuing operations attributable to Key	$34,095	$(16,212)

Earnings (loss) per share from continuing operations attributable to Key:
Basic and diluted	$0.23	$(0.12)

Loss per share from discontinued operations:
Basic and diluted	$(0.21)	$(0.01)

Earnings (loss) per share attributable to Key:
Basic and diluted	$0.02	$(0.13)

Weighted average shares outstanding:
Basic	151,132	142,206
Diluted	151,506	142,206

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

INCOME (LOSS) FROM CONTINUING OPERATIONS	$33,481	$(16,789)

Other comprehensive income, net of tax:
Foreign currency translation gain	7,052	1,907

Total other comprehensive income, net of tax	7,052	1,907

COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	40,533	(14,882)

Comprehensive loss from discontinued operations	(30,905)	(1,923)

COMPREHENSIVE INCOME (LOSS)	9,628	(16,805)

Comprehensive income attributable to noncontrolling interest	(2,414)	(2,005)

COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$7,214	$(18,810)

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$2,576	$(18,712)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	51,332	39,923
Asset retirements and impairments	41,457	—
Bad debt expense	418	843
Accretion of asset retirement obligations	150	143
Loss (income) from equity method investments	132	(838)
Loss on early extinguishment of debt	—	46,451
Amortization of deferred financing costs and premium	634	465
Deferred income tax (benefit) expense	(6,008)	5,972
Capitalized interest	(285)	(626)
Gain on disposal of assets, net	(2)	(669)
Share-based compensation	4,207	3,950
Excess tax benefits from share-based compensation	(4,047)	(3,968)
Changes in working capital:
Accounts receivable	(4,262)	(49,842)
Other current assets	(24,293)	(7,416)
Accounts payable, accrued interest and accrued expenses	(15,615)	(52,975)
Share-based compensation liability awards	1,877	104
Other assets and liabilities	26,049	(2,719)

Net cash provided by (used in) operating activities	74,320	(39,914)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(169,438)	(107,439)
Proceeds from sale of fixed assets	6,966	5,201

Net cash used in investing activities	(162,472)	(102,238)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt	—	(460,509)
Proceeds from long-term debt	205,000	475,000
Repayments of capital lease obligations	(556)	(1,120)
Proceeds from borrowings on revolving credit facility	130,000	126,000
Repayments on revolving credit facility	(245,000)	(26,000)
Payment of deferred financing costs	(4,421)	(14,640)
Repurchases of common stock	(6,936)	(4,784)
Proceeds from exercise of stock options	812	2,747
Excess tax benefits from share-based compensation	4,047	3,968
Other financing activities	7,123	—

Net cash provided by financing activities	90,069	100,662

Effect of changes in exchange rates on cash	(5,425)	(1,954)

Net decrease in cash and cash equivalents	(3,508)	(43,444)

Cash and cash equivalents, beginning of period	35,443	56,628

Cash and cash equivalents, end of period	$31,935	$13,184

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1. GENERAL

Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and we have operations in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada. Our operations in Argentina have been classified as held for sale as of March 31, 2012. See “Note 3. Discontinued Operations” for further discussion.

The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2011 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2011 Form 10-K.

The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three-month period ended March 31, 2012 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.

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

There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2011 Form 10-K.

New Accounting Standards Adopted in this Report

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

Accounting Standards Not Yet Adopted in this Report

There are no new accounting standards that have not been adopted in this report.

NOTE 3. DISCONTINUED OPERATIONS

In February 2012, we announced our decision to sell our Argentine operations and began marketing this business to potential buyers. As a result of our plan to sell this business, we now present the assets and liabilities associated with this business (the disposal group) as held for sale in our condensed consolidated balance sheets and the results of operations related to this business as discontinued operations for all periods presented. The held for sale classification required us to adjust the value of the disposal group to the lower of its carrying value or fair value, less cost to sell. The net assets of the disposal group were $41.5 million and we had accumulated currency translations losses of $52.4 million as of March 31, 2012. We estimated the fair value of the disposal group to be $45.9 million as of March 31, 2012 based upon current offers from interested parties and other market data available at that time. Costs to sell were determined to be $3.2 million resulting in a net fair value of $42.7 million. We identified an impairment of $51.2 million and subsequently adjusted our net assets down to zero. As a result, we incurred an aggregate pre-tax noncash charge to earnings of $41.5 million ($26.9 million after tax). Our impairment was primarily a result of the devaluation of the Argentine peso which, over time, has resulted in significant accumulated currency translations losses which are captured in equity on our condensed consolidated balance sheet. Upon disposal, we anticipate an additional loss of approximately $11.0 million related to our accumulated other comprehensive loss.

Prior to the plan to sell, the business was reported as part of our International segment. The following tables present more detailed information about the assets held for sale as well as the results of operations for the business:

	March 31, 2012	December 31, 2011
	(in thousands)

Current assets held for sale:
Accounts receivable, net of allowance for doubtful accounts of $67 and $69	$23,575	$41,682
Inventories	—	8,018
Prepaid expenses	1,079	1,198
Deferred tax assets	3,962	2,454
Other current assets	—	6,991

Total current assets held for sale	28,616	60,343

Noncurrent assets held for sale:
Property and equipment, gross	—	39,292
Accumulated depreciation	—	(26,296)

Property and equipment, net	—	12,996

Goodwill	—	661
Deposits	—	7
Other assets	9,488	9,219

Total noncurrent assets held for sale	9,488	22,883

TOTAL ASSETS	$38,104	$83,226

Liabilities directly associated with assets held for sale:
Accounts payable	$7,012	$7,101
Other current liabilities	32,234	34,789

Total liabilities directly associated with assets held for sale	39,246	41,890

TOTAL NET ASSETS HELD FOR SALE FROM DISCONTINUED OPERATIONS	$(1,142)	$41,336

	Three Months Ended March 31,
	2012	2011
	(in thousands)
REVENUES	$25,639	$26,620
COSTS AND EXPENSES:
Direct operating expenses	26,305	23,820
Depreciation and amortization expense	143	741
General and administrative expenses	4,110	3,130
Impairment of assets held for sale	41,457	—

Operating loss	(46,376)	(1,071)

Interest expense, net of amounts capitalized	51	419
Other expense, net	832	429

Loss before tax	(47,259)	(1,919)
Income tax benefit (expense)	16,354	(4)

Loss from discontinued operations	$(30,905)	$(1,923)

NOTE 4. ACQUISITIONS

2011 Acquisitions

Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”). On August 5, 2011, we completed our acquisition of Edge. We accounted for this acquisition as a business combination. The results of operations for Edge have been included in our consolidated financial statements from the acquisition date.

The total consideration for the acquisition was approximately $305.9 million consisting of approximately 7.5 million shares of our common stock and $187.9 million in cash, which included $26.3 million to reimburse Edge for growth capital expenditures incurred between March 1, 2011 and the date of closing, net of working capital adjustments of $1.8 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. We are still in the process of finalizing our third-party valuations of the tangible and intangible assets; thus, the provisional measurements below are preliminary and subject to change. Valuations are not complete as we continue to assess the fair values of the assets acquired and liabilities assumed.

(in thousands)
At August 5, 2011:
Cash and cash equivalents	$886
Accounts receivable	21,590
Other current assets	234
Property and equipment	90,000
Intangible assets	48,670
Other long term assets	3,826

Total identifiable assets acquired	165,206

Current liabilities	19,406

Total liabilities assumed	19,406

Net identifiable assets acquired	145,800

Goodwill	160,063

Net assets acquired	$305,863

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

Included in our consolidated statements of operations for the three-month period ended March 31, 2012, related to this acquisition is revenues of approximately $31.6 million and operating income of $9.8 million.

The following represents the pro forma consolidated income statement as if the Edge acquisition had been included in our consolidated results as of January 1, 2011 for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(unaudited)
	(in thousands, except per share amounts)

REVENUES	$486,751	$392,793
COSTS AND EXPENSES:
Direct operating expenses	311,497	258,032
Depreciation and amortization expense [1]	51,189	43,190
General and administrative expenses [2]	60,918	56,325

Operating income	63,147	35,246

Loss on early extinguishment of debt	—	46,451
Interest expense, net of amounts capitalized	11,882	10,551
Other income, net	(1,029)	(2,303)

Income (loss) from continuing operations before tax	52,294	(19,453)
Income tax (expense) benefit [3]	(18,813)	7,307

Income (loss) from continuing operations	33,481	(12,146)
Income from discontinued operations, net of tax	(30,905)	(1,923)

Net income (loss)	2,576	(14,069)

Loss attributable to noncontrolling interest	(614)	(577)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$3,190	$(13,492)

Earnings (loss) per share attributable to Key:
Basic and diluted	$0.02	$(0.09)

Weighted average shares outstanding [4]:
Basic	151,132	149,671
Diluted	151,506	149,671

Pro Forma Adjustments

[1]	Depreciation and amortization expense for the three months ended March 31, 2011 has been adjusted to reflect the additional expense that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1, 2011.
[2]	General and administrative expenses for the three months ended March 31, 2011 have been adjusted to include $3.6 million of transaction costs.
[3]	Income tax (expense) benefit for the three months ended March 31, 2011 has been adjusted to reflect applicable corporate tax as if Edge had been acquired and converted from its LLC status on January 1, 2011.
[4]	Weighted average shares outstanding has been adjusted to reflect the issuance of shares in the Edge transaction as if the transaction occurred on January 1, 2011.

These unaudited pro forma results, based on assumptions deemed appropriate by management, have been prepared for informational purposes only and are not necessarily indicative of our results if the acquisition had occurred on January 1, 2011 for the three-month periods ended March 31, 2012 and 2011. These amounts have been calculated after applying our accounting policies and adjusting the results of Edge as if these changes had been applied on January 1, 2011, together with the consequential tax effects.

Equity Energy Company (“EEC”). In January 2011, we acquired 10 saltwater disposal (“SWD”) wells from EEC for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.

NOTE 5. OTHER BALANCE SHEET INFORMATION

The table below presents comparative detailed information about other current assets at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Other Current Assets:
Deferred tax assets	$54,751	$54,646
Prepaid current assets	22,564	24,330
Reinsurance receivable	10,069	8,731
VAT asset	26,936	9,883
Other	2,580	1,686

Total	$116,900	$99,276

The table below presents comparative detailed information about other current liabilities at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)

Other Current Liabilities:
Accrued payroll, taxes and employee benefits	$47,530	$51,558
Accrued operating expenditures	43,819	41,332
Income, sales, use and other taxes	40,468	27,764
Self-insurance reserve	32,913	32,030
Accrued interest	4,073	10,870
Insurance premium financing	4,852	8,358
Share-based compensation and other liabilities	3,720	2,271

Total	$177,375	$174,183

The table below presents comparative detailed information about other non-current assets at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(in thousands)
Other Non-current Assets:
Reinsurance receivable	$10,329	$8,960
Deferred tax assets	18,716	3,885
Other	1,451	1,515

Total	$30,496	$14,360

The table below presents comparative detailed information about other non-current liabilities at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
	(in thousands)

Other Non-current Liabilities:
Deferred tax liabilities	$266,798	$261,072
Accrued insurance costs	31,549	30,854
Asset retirement obligations	11,712	11,928
Environmental liabilities	4,855	3,953
Income, sales, use and other taxes	7,324	7,191
Accrued rent	1,840	1,977
Other	3,825	4,036

Total	$327,903	$321,011

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

	U.S.	International	Total
	(in thousands)

December 31, 2011	$595,049	$27,724	$622,773
Purchase price and other adjustments, net	(233)	—	(233)
Impact of foreign currency translation	—	2,043	2,043

March 31, 2012	$594,816	$29,767	$624,583

The carrying amount of goodwill as of December 31, 2011 excludes $0.7 million of goodwill related to our Argentine operations that is classified as held for sale. During the three months ended March 31, 2012, we impaired all the goodwill related to our Argentine operations to adjust the value of the disposal group. See “Note 3. Discontinued Operations” for further discussion.

The components of our other intangible assets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

Noncompete agreements:
Gross carrying value	$18,193	$19,242
Accumulated amortization	(12,299)	(12,278)

Net carrying value	$5,894	$6,964

Patents, trademarks and tradename:
Gross carrying value	$14,143	$13,393
Accumulated amortization	(660)	(655)

Net carrying value	$13,483	$12,738

Customer relationships and contracts:
Gross carrying value	$101,338	$101,064
Accumulated amortization	(47,981)	(43,098)

Net carrying value	$53,357	$57,966

Developed technology:
Gross carrying value	$8,030	$7,592
Accumulated amortization	(3,434)	(3,393)

Net carrying value	$4,596	$4,199

The changes in the carrying amount of other intangible assets are as follows (in thousands):

December 31, 2011	$81,867
Additions	519
Amortization expense	(5,878)
Impact of foreign currency translation	822

March 31, 2012	$77,330

Of our intangible assets at March 31, 2012, $13.2 million are indefinite-lived tradenames and not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining	Expected Amortization Expense
	amortization period (years)	Remainder of 2012	2013	2014	2015	2016	2017
		(in thousands)
Noncompete agreements	2.1	$2,785	$1,758	$1,351	$—	$—	$—
Patents, trademarks and tradename	4.3	125	128	128	55	40	40
Customer relationships and contracts	8.0	14,044	16,879	8,512	5,586	3,538	2,446
Developed technology	17.1	285	381	381	221	221	221

Total intangible asset amortization expense		$17,239	$19,146	$10,372	$5,862	$3,799	$2,707

Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are subject to purchase accounting adjustments. The estimated fair values of intangible assets obtained through the Edge acquisitions are based on preliminary information which is subject to change until the final valuation is obtained. Amortization expense for our intangible assets was $5.9 million and $4.2 million for the three months ended March 31, 2012 and 2011, respectively.

NOTE 7. LONG-TERM DEBT

As of March 31, 2012 and December 31, 2011, the components of our long-term debt were as follows:

	March 31, 2012	December 31, 2011
	(in thousands)

6.75% Senior Notes due 2021	$675,000	$475,000
8.375% Senior Notes due 2014	3,573	3,573
Senior Secured Credit Facility revolving loans due 2016	180,000	295,000
Net unamortized premium on debt	4,954	—
Capital lease obligations	1,540	2,096

Total debt	865,067	775,669
Less current portion	(1,410)	(1,694)

Long-term debt and capital leases	$863,657	$773,975

8.375% Senior Notes due 2014

We have $3.6 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2014 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the remaining $3.6 million aggregate principal amount of 2014 Notes outstanding is payable on June 1 and December 1 of each year.

The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our Senior Secured Credit Facility (defined below). We were in compliance with these covenants at March 31, 2012.

6.75% Senior Notes due 2021

On March 8, 2012, we issued $200.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “Amended 2021 Notes”) under an Amended First Supplemental Indenture (the “Indenture”). The Amended 2021 Notes were issued as additional securities under an indenture dated March 4, 2011 (the “Base Indenture”) pursuant to which we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). The Amended 2021 Notes and the 2021 Notes will be treated as a single class under the Base Indenture and will have the same material terms and conditions, except that the Amended 2021 Notes will be subject to a registration rights agreement and, until the Amended 2021 Notes are exchanged, will not have the same CUSIP number as and will not trade interchangeably with the 2021 Notes. Net proceeds, after deducting underwriters’ fees and offering expenses, were $201.3 million. We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.4 million of financing costs associated with the issuance of the Amended 2021 Notes that will be amortized over the term of the notes.

The 2021 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.

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

We are subject to certain negative covenants under the Indenture. The Indenture limits our ability to, among other things:

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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2012, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at March 31, 2012.

Senior Secured Credit Facility

We maintain a senior secured credit facility pursuant to a revolving credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents (the “2011 Credit Facility”). The 2011 Credit Facility (which was amended July 27, 2011) consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $550 million, all of which will mature no later than March 31, 2016.

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

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least:

Fiscal Quarter Ending	Ratio
March 31, 2012 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

•	we limit our capital expenditures and investments in foreign subsidiaries to $250.0 million per fiscal year, if the consolidated total leverage ratio exceeds 3.00 to 1.00.

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

We were in compliance with these covenants at March 31, 2012. We may prepay the amended 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of March 31, 2012, we had borrowings of $180.0 million outstanding under the revolving credit facility and $59.0 million of letters of credit outstanding, leaving $311.0 million of available borrowing capacity under the amended 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the amended 2011 Credit Facility was 2.71% for the three-month period ended March 31, 2012.

NOTE 8. OTHER INCOME, NET

The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other income, net” for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Interest income	$(7)	$(20)
Foreign exchange gain	(939)	(1,564)
Other income, net	(83)	(1,230)

Total	$(1,029)	$(2,814)

NOTE 9. INCOME TAXES

We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended March 31, 2012 and 2011 were 36.0% and 35.4%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, permanent differences impacting mainly the U.S. effective rate, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.

As of March 31, 2012 and December 31, 2011, we had $1.8 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of less than $0.1 million in the quarters ended March 31, 2012 and 2011 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.

We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.7 million and $0.6 million for the payment of interest and penalties as of March 31, 2012 and December 31, 2011, respectively. We believe that it is reasonably possible that $0.6 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the quarter ended March 31, 2012.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Litigation

Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. Other than $1.1 million of liabilities related to our Argentine business that is classified as held for sale that are deemed probable and reasonably estimable as of March 31, 2012, we have no other liabilities related to litigation that are deemed probable and reasonably estimable. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.

Shareholder Derivative Demand

On December 7, 2011, we received a letter on behalf of the Arkansas Public Employees Retirement Systems (“APERS”), stating that APERS is a Key stockholder and alleging that certain of our officers and one director had breached their fiduciary duties, violated internal corporate policies and been unjustly enriched in connection with their oversight and administration of our compliance with health, safety, labor, motor vehicle and other similar laws, rules and regulations to which Key is subject. The letter demands that our board of directors take action against such officers and director to remedy the conduct alleged in the letter and threatens that APERS will commence a shareholder derivative suit on behalf of Key absent action from the board of directors. To our knowledge, no complaint has been filed in connection with the letter. Our board has established a special committee, consisting of independent members of the board, to review and evaluate the allegations made in the letter. The special committee has engaged independent legal counsel to assist it with its review. The special committee is expected to report its findings and recommendations to the board in the near future. Management has no basis at this time to believe that there are any material misstatements in Key’s past financial statements, or that there are grounds for accrual of probable penalties or assessments.

Self-Insurance Reserves

We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2012 and December 31, 2011, we have recorded $64.5 million and $62.9 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $20.4 million and $17.0 million of insurance receivables as of March 31, 2012 and December 31, 2011, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.

Environmental Remediation Liabilities

For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of March 31, 2012 and December 31, 2011, we have recorded $4.9 million and $4.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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

The components of our earnings per share are as follows:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share amounts)

Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$34,095	$(16,212)
Loss from discontinued operations, net of tax	(30,905)	(1,923)

Income (loss) attributable to Key	$3,190	$(18,135)

Denominator
Weighted average shares outstanding	151,132	142,206

Basic earnings (loss) per share from continuing operations attributable to Key	$0.23	$(0.12)
Basic loss per share from discontinued operations	(0.21)	(0.01)

Basic earnings (loss) per share attributable to Key	$0.02	$(0.13)

Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$34,095	$(16,212)
Loss from discontinued operations, net of tax	(30,905)	(1,923)

Income (loss) attributable to Key	$3,190	$(18,135)

Denominator
Weighted average shares outstanding	151,132	142,206
Stock options	304	—
Warrants	—	—
Stock appreciation rights	70	—

Total	151,506	142,206

Diluted earnings (loss) per share from continuing operations attributable to Key	$0.23	$(0.12)
Diluted loss per share from discontinued operations	(0.21)	(0.01)

Diluted earnings (loss) per share attributable to Key	$0.02	$(0.13)

The diluted earnings per share calculation for the three months ended March 31, 2012 exclude the potential exercise of 0.1 million stock options. These options were considered anti-dilutive because the exercise prices exceeded the average price of our stock during those periods. None of our stock appreciation rights (“SARs”) were anti-dilutive for the three months ended March 31, 2012. Because of our loss from continuing operations for the three months ended March 31, 2011, 2.5 million stock options and 0.4 million SARs were excluded from the calculation of our diluted earnings per share, as the potential exercise of those securities would be anti-dilutive. There were no events occurring after March 31, 2012 that would materially affect the number of weighted average shares outstanding.

NOTE 12. SHARE-BASED COMPENSATION

We recognized employee share-based compensation expense of $6.1 million and $4.0 million during the three months ended March 31, 2012 and 2011, respectively, and the related income tax benefit recognized was $2.2 million and $1.3 million, respectively, for the same periods. We did not capitalize any share-based compensation during the three-month periods ended March 31, 2012 and 2011.

During January 2012 and February 2012, we issued 0.5 million and 0.3 million shares of restricted common stock, respectively, to certain of our employees and officers, which vest in equal installments over the next three years. These shares had an issuance price of $14.92 and $15.09 per share, respectively. The unrecognized compensation cost related to our unvested stock options, restricted shares and phantom shares as of March 31, 2012 is estimated to be less than $0.1 million, $20.5 million and less than $0.1 million, respectively and is expected to be recognized over a weighted-average period of 0.7 years, 1.4 years and 0.1 years, respectively.

On March 1, 2012, 0.2 million performance units vested with respect to the second performance period for units granted during 2010. Our total stockholder return for the second performance period placed us within the top one-third of the peer group, as defined by the plan, resulting in full vesting of the units. During the three months ended March 31, 2012 we made cash payments of $2.5 million as a result of this vesting.

On January 16, 2012, the Compensation Committee of the Board of Directors adopted the 2012 Performance Unit Plan (the “2012 Plan”). We believe that the 2012 Plan will enable us to obtain and retain employees who will contribute to our long term success by providing compensation that is linked directly to increases in share value.

In January 2012, we issued 0.1 million performance units to our officers under the 2009 Equity and Cash Incentive Plan. Additionally, in February 2012, we issued 0.1 million performance units to certain of our employees under the 2012 Plan. The performance units are measured based on two performance periods from January 1, 2012 to December 31, 2012 and from January 1, 2013 to December 31, 2013. One half of the performance units are measured based on the first performance period, and the other half are measured based on the second performance period. The number of performance units that may be earned by a participant is determined at the end of each performance period based on the relative placement of Key’s total stockholder return for that period within the peer group, as follows:

Company Placement for the Performance Period	Percentile Ranking in Peer Group	Performance Units Earned as a Percentage of Target

First	100%	200%
Second	91%	180%
Third	82%	160%
Fourth	73%	140%
Fifth	64%	120%
Sixth	55%	100%
Seventh	45%	75%
Eighth	36%	50%
Ninth	27%	25%
Tenth	18%	0%
Eleventh	9%	0%
Twelfth	0%	0%

If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of March 31, 2012, the fair value of outstanding performance units was $3.1 million, and is being accreted to compensation expense over the vesting terms of the awards. As of March 31, 2012, the unrecognized compensation cost related to our unvested performance units is estimated to be $2.5 million and is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES

Employee Loans and Advances

From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of March 31, 2012 and December 31, 2011, there were zero and less than $0.1 million, respectively, of retention loans outstanding under this program.

Transactions with Affiliates

In October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of March 31, 2012 and December 31, 2011, our receivables from these related parties totaled $0.5 million and $0.2 million, respectively. Revenues from these customers for the three-month periods ended March 31, 2012 and 2011 totaled $0.7 million and $1.5 million, respectively.

Board of Director Relationships

A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $11.4 million and $9.2 million for the three months ended March 31, 2012 and 2011, respectively. Receivables outstanding from Anadarko were approximately $4.5 million and $5.1 million as of March 31, 2012 and December 31, 2011, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.

A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services to us related to our general and administrative cost restructuring initiative. Payments to Proudfoot were $1.9 million for the three months ended March 31, 2012. There were no payments made to Proudfoot for the three months ended March 31, 2011.

A former member of our board of directors who resigned in May 2011 is a member and managing director of the general partner of the indirect majority owner of one of our customers. Sales to this customer were $0.1 million and $0.3 million for the three months ended March 31, 2012 and 2011, respectively. Receivables outstanding from this customer were less than $0.1 million as of March 31, 2012 and December 31, 2011.

NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2012 and December 31, 2011.

Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)

Financial assets:
Notes and accounts receivable - related parties	$519	$519	$735	$735

Financial liabilities:
6.75% Senior Notes issued March 4, 2011	$475,000	$492,219	$475,000	$472,625
6.75% Senior Notes issued March 5, 2012	204,954	205,000	—	—
8.375% Senior Notes	3,573	3,705	3,573	3,731
Credit Facility revolving loans	180,000	180,000	295,000	295,000

Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.

6.75% Senior Notes due 2021 (issued March 4, 2011). The fair value of our 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2012 was $475.0 million, and the fair value was $492.2 million (103.63% of carrying value).

6.75% Senior Notes due 2021 (issued March 5, 2012). The fair value of our Amended 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2012, excluding the premium on debt of $5.0 million, was $200.0 million, and the fair value was $205.0 million (102.5% of carrying value).

8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2012 was $3.6 million, and the fair value was $3.7 million (103.69% of carrying value).

Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our amended 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of March 31, 2012 were $180.0 million.

NOTE 15. SEGMENT INFORMATION

Our operating segments are U.S. and International. We also have a “Functional Support” segment associated with managing each of our reportable operating segments. Our domestic rig services, fluid management services, fishing and rental services, and coiled tubing services (formerly intervention services) are aggregated within our U.S. reportable segment. Our international rig services business and our Canadian technology development group are aggregated within our International reportable segment. We evaluate the performance of our operating segments based on revenue and income measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:

U.S. Segment

Rig-Based Services

Our rig-based services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data and provides safety control systems. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.

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

Coiled Tubing Services (formerly Intervention Services)

Our coiled tubing services line of business includes our coiled tubing, pumping and nitrogen service offerings. Coiled tubing services involve the use of a continuous metal pipe spooled onto a large reel which is then deployed into oil and natural gas wells to perform various applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, and formation stimulations utilizing acid and chemical treatments. Coiled tubing is also used for a number of horizontal well applications such as milling temporary isolation plugs that separate frac zones, and various other pre- and post- hydraulic fracturing well preparation services.

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

International Segment

Our international segment includes operations in Mexico, Colombia, the Middle East and Russia. Our Argentina operations were previously included in our international segment and are now reflected as discontinued operations. Services in these locations include rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives. We also provide drilling services in some of the regions where we work and we provide engineering and consulting services for the development of reservoirs.

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

In the Middle East, we operate in a joint venture in which we have a controlling financial interest. Our operations in the Middle East consist mainly of workover services in the Kingdom of Bahrain. We intend to expand our operations in this region into Oman during the latter half of 2012.

Also included in our International segment is our technology development and control systems business based in Canada. This business is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.

Functional Support Segment

Our Functional Support segment manages our U.S. and International operating segments. Functional Support assets consist primarily of cash and cash equivalents, accounts and notes receivable and investments in subsidiaries, deferred financing costs, our equity method investments and deferred income tax assets.

The following tables set forth our unaudited segment information as of and for the three-month periods ended March 31, 2012 and 2011 (in thousands):

As of and for the three months ended March 31, 2012
	U.S.	International[2]	Functional Support[3]	Reconciling Eliminations	Total

Revenues from external customers	$424,973	$61,778	$—	$—	$486,751
Intersegment revenues	—	957	15	(972)	—
Depreciation and amortization	44,351	3,947	2,891	—	51,189
Other operating expenses	289,164	47,463	35,788	—	372,415
Operating income (loss)	91,458	10,368	(38,679)	—	63,147
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense, net of amounts capitalized	8	13	11,861	—	11,882
Income (loss) from continuing operations before tax	91,552	11,227	(50,485)	—	52,294

Long-lived assets[1]	1,870,574	285,938	238,708	(294,818)	2,100,402
Total assets	2,468,459	490,924	382,238	(637,491)	2,704,130
Capital expenditures, excluding acquisitions	79,410	85,456	4,572	—	169,438

As of and for the three months ended March 31, 2011
	U.S.	International[2]	Functional Support[3]	Reconciling Eliminations	Total

Revenues from external customers	$329,904	$34,460	$—	$—	$364,364
Intersegment revenues	—	1,863	—	(1,863)	—
Depreciation and amortization	32,429	3,754	2,999	—	39,182
Other operating expenses	238,828	28,067	30,734	—	297,629
Operating income (loss)	58,647	2,639	(33,733)	—	27,553
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Interest expense, net of amounts capitalized	41	—	9,851	—	9,892
Income (loss) from continuing operations before tax	59,501	3,905	(89,382)	—	(25,976)

Long-lived assets[1]	1,433,781	186,899	179,975	(241,873)	1,558,782
Total assets	1,637,853	344,947	468,601	(464,022)	1,987,379
Capital expenditures, excluding acquisitions	95,723	8,960	2,756	—	107,439

1	Long lived assets include: fixed assets, goodwill, intangibles and other assets.
2	Includes Argentine assets classified as held for sale.
3	Functional Support is geographically located in the United States.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
	(unaudited)
Assets:
Current assets	$69,468	$458,874	$75,386	$—	$603,728
Property and equipment, net	—	1,244,206	76,186	—	1,320,392
Goodwill	—	594,816	29,767	—	624,583
Deferred financing costs, net	18,539	—	—	—	18,539
Intercompany notes and accounts receivable and investment in subsidiaries	3,037,159	986,327	(9,567)	(4,013,919)	—
Other assets	104	67,888	59,408	—	127,400
Non-current assets held for sale	—	—	9,488	—	9,488

TOTAL ASSETS	$3,125,270	$3,352,111	$240,668	$(4,013,919)	$2,704,130

Liabilities and equity:
Current liabilities	$78,531	$141,336	$67,320	$—	$287,187
Long-term debt and capital leases, less current portion	863,527	130	—	—	863,657
Intercompany notes and accounts payable	758,703	2,457,597	57,879	(3,274,179)	—
Deferred tax liabilities	196,932	70,399	(533)	—	266,798
Other long-term liabilities	2,199	58,906	—	—	61,105
Equity	1,225,378	623,743	116,002	(739,740)	1,225,383

TOTAL LIABILITIES AND EQUITY	$3,125,270	$3,352,111	$240,668	$(4,013,919)	$2,704,130

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$67,027	$431,829	$101,707	$—	$600,563
Property and equipment, net	—	1,126,013	71,287	—	1,197,300
Goodwill	—	595,049	27,724	—	622,773
Deferred financing costs, net	14,771	—	—	—	14,771
Intercompany notes and accounts receivable and investment in subsidiaries	2,896,684	896,086	(947)	(3,791,823)	—
Other assets	104	99,098	41,628	—	140,830
Non-current assets held for sale	—	—	22,883	—	22,883

TOTAL ASSETS	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120

Liabilities and equity:
Current liabilities	$77,077	$146,113	$66,313	$—	$289,503
Long-term debt and capital leases, less current portion	773,573	402	—	—	773,975
Intercompany notes and accounts payable	720,033	2,309,733	61,823	(3,091,589)	—
Deferred tax liabilities	191,206	69,822	44	—	261,072
Other long-term liabilities	2,066	57,873	—	—	59,939
Equity	1,214,631	564,132	136,102	(700,234)	1,214,631

TOTAL LIABILITIES AND EQUITY	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$15	$465,270	$32,986	$(11,520)	$486,751

Direct operating expense	—	295,637	24,783	(8,923)	311,497
Depreciation and amortization expense	—	49,667	1,522	—	51,189
General and administrative expense	270	57,720	5,523	(2,595)	60,918

Operating (loss) income	(255)	62,246	1,158	(2)	63,147

Loss on early extinguishment of debt	—	—	—	—	—
Interest expense, net of amounts capitalized	12,147	(273)	9	(1)	11,882
Other income, net	(611)	582	(1,077)	77	(1,029)

(Loss) income from continuing operations before taxes	(11,791)	61,937	2,226	(78)	52,294

Income tax expense	(17,962)	(205)	(646)	—	(18,813)

(Loss) income from continuing operations	(29,753)	61,732	1,580	(78)	33,481

Discontinued operations	—	—	(30,905)	—	(30,905)

Net (loss) income	(29,753)	61,732	(29,325)	(78)	2,576

Loss attributable to noncontrolling interest	—	—	(614)	—	(614)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(29,753)	$61,732	$(28,711)	$(78)	$3,190

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Revenues	$—	$360,661	$14,633	$(10,930)	$364,364

Direct operating expense	—	245,755	10,032	(7,807)	247,980
Depreciation and amortization expense	—	37,372	1,810	—	39,182
General and administrative expense	313	46,290	4,052	(1,006)	49,649

Operating (loss) income	(313)	31,244	(1,261)	(2,117)	27,553

Interest expense, net of amounts capitalized	10,499	(607)	—	—	9,892
Loss on early extinguishment of debt	46,451	—	—	—	46,451
Other income, net	(749)	(1,083)	918	(1,900)	(2,814)

(Loss) income from continuing operations before taxes	(56,514)	32,934	(2,179)	(217)	(25,976)

Income tax benefit	8,022	1,008	157	—	9,187

(Loss) income from continuing operations	(48,492)	33,942	(2,022)	(217)	(16,789)
Discontinued operations	—	—	(1,923)	—	(1,923)

Net (loss) income	(48,492)	33,942	(3,945)	(217)	(18,712)
Loss attributable to noncontrolling interest	—	—	(577)	—	(577)

(LOSS) INCOME ATTRIBUTABLE TO KEY	$(48,492)	$33,942	$(3,368)	$(217)	$(18,135)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash (used in) provided by operating activities	$(21,673)	$88,384	$7,609	$—	$74,320
Cash flows from investing activities:
Capital expenditures	—	(166,557)	(2,881)	—	(169,438)
Intercompany notes and accounts	—	58,363	—	(58,363)	—
Other investing activities, net	—	6,966	—	—	6,966

Net cash used in investing activities	—	(101,228)	(2,881)	(58,363)	(162,472)

Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	—
Proceeds from long-term debt	205,000	—	—	—	205,000
Repayment of capital lease obligations	—	(556)	—	—	(556)
Proceeds from borrowings on revolving credit facility	130,000	—	—	—	130,000
Repayments on revolving credit facility	(245,000)	—	—	—	(245,000)
Payment of deferred financing costs	(4,421)	—	—	—	(4,421)
Repurchases of common stock	(6,936)	—	—	—	(6,936)
Intercompany notes and accounts	(58,363)	—	—	58,363	—
Other financing activities, net	4,859	6,190	933	—	11,982

Net cash provided by financing activities	25,139	5,634	933	58,363	90,069

Effect of changes in exchange rates on cash	—	—	(5,425)	—	(5,425)

Net increase (decrease) in cash and cash equivalents	3,466	(7,210)	236	—	(3,508)

Cash and cash equivalents at beginning of period	21,673	7,985	5,785	—	35,443

Cash and cash equivalents at end of period	$25,139	$775	$6,021	$—	$31,935

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)

Net cash used in operating activities	$—	$(38,599)	$(1,315)	$—	$(39,914)
Cash flows from investing activities:
Capital expenditures	—	(101,261)	(6,178)	—	(107,439)
Intercompany notes and accounts	—	116,422	—	(116,422)	—
Other investing activities, net	—	5,201	—	—	5,201

Net cash provided by (used in) investing activities	—	20,362	(6,178)	(116,422)	(102,238)

Cash flows from financing activities:
Repayments of long-term debt	(460,509)	—	—	—	(460,509)
Proceeds from long-term debt	475,000	—	—	—	475,000
Repayment of capital lease obligations	—	(1,120)	—	—	(1,120)
Proceeds from borrowings on revolving credit facility	126,000	—	—	—	126,000
Repayments on revolving credit facility	(26,000)	—	—	—	(26,000)
Payment of deferred financing costs	—	(14,640)	—	—	(14,640)
Repurchases of common stock	(4,784)	—	—	—	(4,784)
Intercompany notes and accounts	(116,422)	—	—	116,422	—
Other financing activities, net	6,715	—	—	—	6,715

Net cash (used in) provided by financing activities	—	(15,760)	—	116,422	100,662

Effect of changes in exchange rates on cash	—	—	(1,954)	—	(1,954)

Net decrease in cash and cash equivalents	—	(33,997)	(9,447)	—	(43,444)

Cash and cash equivalents at beginning of period	—	42,973	13,655	—	56,628

Cash and cash equivalents at end of period	$—	$8,976	$4,208	$—	$13,184

NOTE 17. VARIABLE INTEREST ENTITIES

On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services LLC under the laws of Abu Dhabi, UAE. The purpose of the joint venture is to engage in conventional workover and drilling services, coiled tubing services, fishing and rental tools and services, rig monitoring services, pipe handling services and fluids, waste treatment, and handling services. AlMansoori holds a 51% interest in the joint venture while we hold a 49% interest. Future capital contributions to the joint venture will be made on equal terms and in equal amounts, and any future share capital increases will be issued in proportion to the initial share capital percentages but paid for by AlMansoori and Key in equal amounts. Also, we share the profits and losses of the joint venture on equal terms and in equal amounts with AlMansoori. However, we hold three of the five board of directors seats and a controlling financial interest. The joint venture does not have sufficient resources to carry on its activities without our financial support; accordingly, we have determined it to be a variable interest entity of which we are the primary beneficiary. We consolidate the entity in our financial statements.

For the three months ended March 31, 2012, we recognized $3.3 million of revenue and $0.2 million of net income, respectively, associated with this joint venture. For the three months ended March 31, 2011, we recognized $1.7 million of revenue and $0.3 million of net income, respectively, associated with this joint venture. Also, we have guaranteed the performance of the joint venture under its sole services contract valued at $2.0 million. At March 31, 2012, there were approximately $18.0 million of assets and $19.0 million of liabilities in the joint venture. At December 31, 2011, there were approximately $12.4 million of assets and $13.4 million of liabilities in the joint venture. There are no restrictions on the use of assets and liabilities associated with the joint venture. Also, creditors of the joint venture have no recourse against us other than the $2.0 million performance guarantee previously mentioned.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and we have operations in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada. Our operations in Argentina have been classified as held for sale as of March 31, 2012. See “Note 3. Discontinued Operations“ in “Item 1. Financial Statements” of Part I of this report for further discussion.

The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2012 and 2011, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2011 Form 10-K.

We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International operating segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.

PERFORMANCE MEASURES

We believe that the Baker Hughes U.S. land drilling rig count is the best barometer of overall oilfield capital spending and activity levels in our primary U.S. onshore market. This data is made publicly available on a weekly basis. Historically, our activity levels have been highly correlated to capital spending by oil and natural gas producers. Generally, when oil and natural gas prices rise, capital spending by our customers tends to increase. Conversely, if oil and natural gas prices fall, capital spending by our customers tends to decrease. Accordingly, U.S. onshore oilfield activity, as represented by the Baker Hughes U.S. land drilling rig count, tends to increase and decrease with the increase and decrease in oil and natural gas prices.

	WTI Cushing Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes U.S. Land Drilling Rigs (2)
2012:
First Quarter	$102.98	$2.50	1,947
2011:
First Quarter	$94.07	$4.20	1,695
Second Quarter	$102.02	$4.38	1,803
Third Quarter	$89.53	$4.05	1,915
Fourth Quarter	$93.96	$3.48	1,972

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg
(2)	Source: www.bakerhughes.com

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

The following table presents our quarterly rig and trucking hours from 2011 through the first quarter of 2012:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days
2012:	U.S.	International	Total
First Quarter	435,280	139,094	574,374	722,718	64
2011:
First Quarter	415,691	109,769	525,460	711,701	64
Second Quarter	426,278	118,639	544,917	776,382	63
Third Quarter	428,236	125,907	554,143	757,550	64
Fourth Quarter	413,052	120,404	533,456	721,411	61

Total 2011:	1,683,257	474,719	2,157,976	2,967,044	252

MARKET CONDITIONS AND OUTLOOK

Market Conditions — Quarter Ended March 31, 2012

Strong demand for our services continued both domestically and internationally during the first quarter. Our activity in the first quarter of 2012 grew sequentially and year-over-year, exceeding the activity levels of the fourth quarter of 2011 and the first quarter of 2011.

First quarter 2012 results were negatively impacted by the decline in natural gas prices and by the performance of our Coiled Tubing Services business, formerly Intervention Services. Coiled Tubing Services revenue declined from the prior quarter as asset utilization was negatively impacted by higher crew turnover and labor shortages exacerbated by the movement of equipment from natural gas markets to oil markets. Revenue in all other lines of business increased compared to the fourth quarter. As anticipated, net income was also impacted by the costs and inefficiencies of moving Fluid Management Services equipment from gas markets to oil markets and the expansion of the Edge business into the Bakken and Utica shale plays.

Internationally, we experienced inefficiencies in Mexico due to the deployment of incremental rigs during the quarter as well as costs to mobilize rigs to Oman in support of new business opportunities.

Market Outlook

Due largely to the outlook for favorable oil prices for the remainder of 2012, we anticipate continued growth in demand from our customers for our well completion, workover and maintenance services. We further anticipate activity growth and improved results through the balance of 2012 due to higher asset utilization, better operational efficiencies, and our investments in additional equipment during 2011 and 2012. We made operational changes in our Coiled Tubing Services business during the first quarter, and we expect improved results in that business. Additionally, we expect improved results in our Fluid Management Services business following the relocation of certain assets and personnel into high growth oil regions in the first quarter.

We also expect improved results internationally as additional rigs become fully utilized in Mexico and overall efficiency and cost absorption improves. In addition, we intend to sell our Argentina business which we expect will have a positive impact on our continuing operations.

RESULTS OF OPERATIONS

The following table shows our consolidated results of operations for the three months ended March 31, 2012 and 2011, respectively (in thousands):

	Three Months Ended March 31,
	2012	2011

REVENUES	$486,751	$364,364
COSTS AND EXPENSES:
Direct operating expenses	311,497	247,980
Depreciation and amortization expense	51,189	39,182
General and administrative expenses	60,918	49,649

Operating income	63,147	27,553

Loss on early extinguishment of debt	—	46,451
Interest expense, net of amounts capitalized	11,882	9,892
Other income, net	(1,029)	(2,814)

Income (loss) from continuing operations before tax	52,294	(25,976)

Income tax (expense) benefit	(18,813)	9,187

Income (loss) from continuing operations	33,481	(16,789)

Loss from discontinued operations, net of tax benefit (expense) of $16,354 and ($4), respectively	(30,905)	(1,923)

Net income (loss)	2,576	(18,712)

Loss attributable to noncontrolling interest	(614)	(577)

INCOME (LOSS) ATTRIBUTABLE TO KEY	$3,190	$(18,135)

Consolidated Results of Operations — Three Months Ended March 31, 2012 and 2011

Revenues

Our revenues for the three months ended March 31, 2012 increased $122.4 million, or 33.6%, to $486.8 million from $364.4 million for the three months ended March 31, 2011 mostly due to continued strong demand for our services, improved pricing and overall economic conditions as well as both domestic and international expansion. See “Segment Operating Results — Three Months Ended March 31, 2012 and 2011” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses

Our direct operating expenses increased $63.5 million, to $311.5 million (64.0% of revenues), for the three months ended March 31, 2012, compared to $248.0 million (68.1% of revenues) for the three months ended March 31, 2011. The increase was a direct result of activity increases in our business and rising labor costs. Fuel and supply costs have also increased compared to the first quarter of the prior year due to rising prices.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $12.0 million, or 30.6%, to $51.2 million during the first quarter of 2012, compared to $39.2 million for the first quarter of 2011. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2011, as well as increased capital expenditures during 2011 and the first quarter of 2012.

General and Administrative Expenses

General and administrative expenses increased $11.3 million, to $60.9 million (12.5% of revenues), for the three months ended March 31, 2012, compared to $49.6 million (13.6% of revenues) for the three months ended March 31, 2011. The increase was primarily due to increased employee compensation and benefit costs.

Loss on Extinguishment of Debt

During the first quarter of 2012, we did not incur loss on extinguishment of debt. For the three months ended March 31, 2011, our loss on the extinguishment of debt was $46.5 million due to our tender offer of the 2014 Notes and the termination of the 2007 Credit Facility.

Interest Expense, net of Amounts Capitalized

Interest expense increased $2.0 million, or 20.1%, to $11.9 million for the three months ended March 31, 2012, compared to $9.9 million for the same period in 2011. Overall, interest rates on our debt have declined as compared to the first quarter of 2011 due to the repurchase of the 8.375% 2014 Notes and the issuance of the 6.75% 2021 Notes during the first quarter of 2011. However, interest expense for the three months ended March 31, 2012 increased due to the issuance of the Amended 2021 Notes and a higher outstanding balance under our amended 2011 Credit Facility.

Other Income, net

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Interest income	$(7)	$(20)
Foreign exchange gain	(939)	(1,564)
Other income, net	(83)	(1,230)

Total	$(1,029)	$(2,814)

Our foreign exchange gain for the period relates to U.S. dollar-denominated transactions in our foreign locations which are impacted by fluctuations in the strength of the U.S. dollar, mostly in Russia and Latin America.

Income Tax (Expense) Benefit

We recorded income tax expense of $18.8 million on pre-tax income from continuing operations of $52.3 million in the first quarter of 2012, compared to an income tax benefit of $9.2 million on a pre-tax loss of $26.0 million in the first quarter of 2011. Our effective tax rate on continuing operations was 36.0% for the three months ended March 31, 2012, compared to 35.4% for the three months ended March 31, 2011. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.

Discontinued Operations

Our net loss from discontinued operations was $30.9 million for the three months ended March 31, 2012, compared to $1.9 million for the three months ended March 31, 2011. Our discontinued operations relate to the planned sale of our business in Argentina. Included in the loss from discontinued operations for the three months ended March 31, 2012 is a pre-tax impairment charge of $41.5 million, primarily as a result of the devaluation of the Argentine peso which, over time, has resulted in significant currency translation losses.

Noncontrolling Interest

For the three months ended March 31, 2012 and 2011, we allocated $0.6 million associated with the net loss incurred by our joint ventures to the noncontrolling interest holders of these ventures.

Segment Operating Results — Three Months Ended March 31, 2012 and 2011

The following table shows operating results for each of our segments for the three-month periods ended March 31, 2012 and 2011 (in thousands):

For the three months ended March 31, 2012
	U.S.	International	Functional Support	Total

Revenues from external customers	$424,973	$61,778	$—	$486,751
Operating expenses	333,515	51,410	38,679	423,604
Operating income (loss)	91,458	10,368	(38,679)	63,147

For the three months ended March 31, 2011
	U.S.	International	Functional Support	Total

Revenues from external customers	$329,904	$34,460	$—	$364,364
Operating expenses	271,257	31,821	33,733	336,811
Operating income (loss)	58,647	2,639	(33,733)	27,553

U.S.

Revenues for our U.S. segment increased $95.1 million, or 28.8%, to $425.0 million for the three months ended March 31, 2012, compared to $329.9 million for the three months ended March 31, 2011. The increase for this segment was due to an increase in activity for our rig-based services and fluid management services along with improved pricing. Activity also increased in our fishing and rental services due to the Edge acquisition during August 2011.

Operating expenses for our U.S. segment were $333.5 million during the three months ended March 31, 2012, which represented an increase of $62.3 million, or 23.0%, compared to $271.3 million for the same period in 2011. The increase was directly attributable to increased activity during the period combined with the impact of inflationary pressure on fuel, wages and benefit related expenses.

International

Revenues for our international segment increased $27.3 million, or 79.3%, to $61.8 million for the three months ended March 31, 2012, compared to $34.5 million for the three months ended March 31, 2011. The increase for this segment is primarily attributable to increased activity in Mexico.

Operating expenses for our international segment increased $19.6 million, or 61.6%, to $51.4 million for the three months ended March 31, 2012, compared to $31.8 million for the three months ended March 31, 2011. These expenses increased as a direct result of additional activity during the period.

Functional Support

Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International operating segments, increased $4.9 million, or 14.7%, to $38.7 million (7.9% of consolidated revenues) for the three months ended March 31, 2012 compared to $33.7 million (9.3% of consolidated revenues) for the same period in 2011. The increase in costs primarily relates to higher employee compensation associated with the vesting of performance units and related taxes. Professional fees also increased due to higher consulting and legal fees.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition and Liquidity

As of March 31, 2012, we had cash and cash equivalents of $31.9 million. Our adjusted working capital (working capital excluding the current portion of capital lease obligations) was $318.0 million, compared to $312.8 million as of December 31, 2011. Our adjusted working capital increased from the prior year end primarily as a result of an increase in accounts receivable and inventory due to higher activity associated with strong demand during the three months ended March 31, 2012. Our total outstanding debt (including capital leases) was $865.1 million, and we have no significant debt maturities until 2016. As of March 31, 2012, we have $180.0 million in borrowings and $59.0 million in committed letters of credit outstanding under our amended 2011 Credit Facility (defined below), leaving $311.0 million of available borrowing capacity.

Cash Flows

The following table summarizes our cash flows for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)

Net cash provided by (used in) operating activities	$74,320	$(39,914)
Cash paid for capital expenditures	(169,438)	(107,439)
Proceeds received from sale of fixed assets	6,966	5,201
Repayments of capital lease obligations	(556)	(1,120)
Repayments of long-term debt	—	(460,509)
Proceeds from long-term debt	205,000	475,000
Proceeds from borrowings on revolving credit facility	130,000	126,000
Repayments on revolving credit facility	(245,000)	(26,000)
Repurchases of common stock	(6,936)	(4,784)
Other financing activities, net	7,561	(7,925)
Effect of exchange rates on cash	(5,425)	(1,954)

Net decrease in cash and cash equivalents	$(3,508)	$(43,444)

Cash provided by operating activities was $74.3 million for the three months ended March 31, 2012, compared to cash used in operating activities of $39.9 million for the three months ended March 31, 2011. Operating cash inflows for 2012 relate to net income for the period, while cash outflows in 2011 related to the payment of our income tax obligations from 2010.

Cash used in investing activities was $162.5 million and $102.2 million for the three months ended March 31, 2012 and 2011, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through March 31, 2012 relate to the increased demand for our services and associated growth initiatives.

Cash provided by financing activities was $90.1 million and $100.7 million during the three months ended March 31, 2012 and 2011, respectively. Overall financing cash inflows for 2012 relate to the proceeds from the issuance of the Amended 2021 Notes, partially offset by net payments on the revolving credit facility.

Sources of Liquidity and Capital Resources

Our sources of liquidity include our current cash and cash equivalents, availability under our amended 2011 Credit Facility, and internally generated cash flows from operations.

Debt Service

We do not have any significant maturities of debt until 2016. Interest on our revolving credit facility is due each quarter. Interest to be paid for the remainder of 2012 is approximately $0.3 million and $23.0 million related to our 2014 Notes and 2021 Notes, respectively (each defined below). We expect to fund interest payments from cash generated by operations. At March 31, 2012, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our amended 2011 Credit Facility were as follows:

Principal Payments
(in thousands)
2012	$—
2013	—
2014	3,573
2015	—
2016 and thereafter	855,000

Total principal payments	$858,573

At March 31, 2012, we were in compliance with all the covenants required under the amended 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.

8.375% Senior Notes due 2014

We have $3.6 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2014 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the remaining $3.6 million aggregate principal amount of 2014 Notes outstanding is payable on June 1 and December 1 of each year.

The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our Senior Secured Credit Facility (defined below). We were in compliance with these covenants at March 31, 2012.

6.75% Senior Notes due 2021

On March 8, 2012, we issued $200.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “Amended 2021 Notes”) under an Amended First Supplemental Indenture (the “Indenture”). The Amended 2021 Notes were being issued as additional securities under an indenture dated March 4, 2011 (the “Base Indenture”) pursuant to which we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “2021 Notes”). The Amended 2021 Notes and the 2021 Notes will be treated as a single class under the Base Indenture and will have the same material terms and conditions, except that the Amended 2021 Notes will be subject to a registration rights agreement and, until the Amended 2021 Notes are exchanged, will not have the same CUSIP number as and will not trade interchangeably with the 2021 Notes. Net proceeds, after deducting underwriters’ fees and offering expenses, were $201.3 million. We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.4 million of financing costs associated with the issuance of the Amended 2021 Notes that will be amortized over the term of the notes.

The 2021 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.

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

We are subject to certain negative covenants under the Indenture. The Indenture limits our ability to, among other things:

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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2012, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at March 31, 2012.

Senior Secured Credit Facility

We maintain a senior secured credit facility pursuant to a revolving credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents (the “2011 Credit Facility”). The 2011 Credit Facility (which was amended July 27, 2011) consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $550 million, all of which will mature no later than March 31, 2016.

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

•	we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least:

Fiscal Quarter Ending	Ratio
March 31, 2012 through June 30, 2012	1.85 to 1.00
September 30, 2012 and thereafter	2.00 to 1.00

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense of at least 3.00 to 1.00; and

•	we limit our capital expenditures and investments in foreign subsidiaries to $250.0 million per fiscal year, if the consolidated total leverage ratio exceeds 3.00 to 1.00.

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

We were in compliance with these covenants at March 31, 2012. We may prepay the amended 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of March 31, 2012, we had borrowings of $180.0 million under the revolving credit facility and $59.0 million of letters of credit outstanding, leaving $311.0 million of available borrowing capacity under the amended 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the amended 2011 Credit Facility was 2.71% for the three-month period ended March 31, 2012.

Capital Lease Agreements

We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of March 31, 2012, there was $1.5 million outstanding under such equipment leases.

Off-Balance Sheet Arrangements

At March 31, 2012 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements

As of March 31, 2012, we had cash and cash equivalents of $31.9 million, available borrowing capacity of $311.0 million under our amended 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our amended 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our amended 2011 Credit Facility and, in the case of acquisitions, equity.

Capital Expenditures

During the three months ended March 31, 2012, our capital expenditures totaled $169.4 million, primarily related to fluid management expansion in the Bakken Shale, the deployment of heavy duty workover rigs, the purchase of premium drill pipe and major maintenance of our existing fleet and equipment. Our capital expenditures program is expected to total $450.0 million during 2012, focusing the remaining expenditures mainly on growth markets in the United States and select international regions. Our capital expenditure program for 2012 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for the remainder of 2012 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2012 to increase market share or expand our presence into a new market. We currently anticipate funding our remaining 2012 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our amended 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2011 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk“ in our 2011 Form 10-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors disclosed in our 2011 Form 10-K. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2011 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	125,589	$14.66	—	$—
February 1, 2012 to February 29, 2012	112,121	15.26	—	—
March 1, 2012 to March 31, 2012	194,406	17.34	—	—

Total	432,116	$16.02	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.
(2)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date: May 4, 2012	By:	/s/ T.M. Whichard III
T.M. Whichard III
Senior Vice President and Chief Financial Officer
(As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Fourth Amended and Restated By-laws of Key Energy Services, Inc. as amended through February 22, 2012. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 27, 2012, File No. 001-08038.)

4.1	Amended First Supplemental Indenture, dated as of March 8, 2012, by and among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

4.2	Registration Rights Agreement, dated as of March 8, 2012, by and among Key Energy Services, Inc., the guarantors named therein and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers named therein. (Incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

4.3	Form of global note for 6.750% Senior Notes due 2021. (Incorporated by reference from Exhibit A to Rule 144A/Regulation S Appendix to Exhibit 4.1 of our Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

10.1	Key Energy Services, Inc. 2012 Performance Unit Plan. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 20, 2012, File No. 001-08038.)

10.2	Form of Performance Unit Award Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed January 20, 2012, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith