Form 10-Q
period 2012-06-30
KEY ENERGY SERVICES INC
filed 2012-08-03
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-08038
  _____________________________________________
KEY ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)
  _____________________________________________

Maryland	04-2648081
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1301 McKinney Street, Suite 1800, Houston, Texas	77010
(Address of principal executive offices)	(Zip Code)
(713) 651-4300
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
  _____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2012, the number of outstanding shares of common stock of the registrant was 151,050,419.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2012

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,280	$35,443
Accounts receivable, net of allowance for doubtful accounts of $2,554 and $8,013, respectively	404,426	379,533
Inventories	38,617	25,968
Other current assets	115,421	99,276
Current assets held for sale	30,281	60,343
Total current assets	617,025	600,563
Property and equipment	2,459,319	2,184,810
Accumulated depreciation	(1,059,043)	(987,510)
Property and equipment, net	1,400,276	1,197,300
Goodwill	624,657	622,773
Other intangible assets, net	70,893	81,867
Deferred financing costs, net	17,958	14,771
Deposits	16,652	43,685
Equity method investments	999	918
Other assets	31,039	14,360
Non-current assets held for sale	10,821	22,883
TOTAL ASSETS	$2,790,320	$2,599,120
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$82,440	$71,736
Other current liabilities	207,598	174,183
Current portion of capital leases and long-term debt	1,076	1,694
Current liabilities directly associated with assets held for sale	39,677	41,890
Total current liabilities	330,791	289,503
Capital leases and long-term debt	873,401	773,975
Other non-current liabilities	337,317	321,011
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 151,140,536 and 150,733,022 shares issued and outstanding	15,114	15,073
Additional paid-in capital	920,239	915,400
Accumulated other comprehensive loss	(59,624)	(58,231)
Retained earnings	344,345	312,114
Total equity attributable to Key	1,220,074	1,184,356
Noncontrolling interest	28,737	30,275
Total equity	1,248,811	1,214,631
TOTAL LIABILITIES AND EQUITY	$2,790,320	$2,599,120
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES	$515,997	$414,587	$1,002,748	$778,951
COSTS AND EXPENSES:
Direct operating expenses	343,996	261,269	655,493	509,249
Depreciation and amortization expense	52,452	39,157	103,641	78,339
General and administrative expenses	58,081	51,149	118,999	100,798
Operating income	61,468	63,012	124,615	90,565
Loss on early extinguishment of debt	—	—	—	46,451
Interest expense, net of amounts capitalized	13,730	9,557	25,612	19,449
Other income, net	(1,380)	(7,708)	(2,409)	(10,522)
Income from continuing operations before tax	49,118	61,163	101,412	35,187
Income tax expense	(17,419)	(20,816)	(36,232)	(11,629)
Income from continuing operations	31,699	40,347	65,180	23,558
Loss from discontinued operations, net of tax benefit of $1,501, $4, $17,855 and $-, respectively	(2,454)	(3,987)	(33,359)	(5,910)
Net income	29,245	36,360	31,821	17,648
Income (loss) attributable to noncontrolling interest	204	280	(410)	(297)
INCOME ATTRIBUTABLE TO KEY	$29,041	$36,080	$32,231	$17,945
Income (loss) from continuing operations attributable to Key:
Income from continuing operations	$31,699	$40,347	$65,180	$23,558
Income (loss) attributable to noncontrolling interest	204	280	(410)	(297)
Income from continuing operations attributable to Key	$31,495	$40,067	$65,590	$23,855
Earnings per share from continuing operations attributable to Key:
Basic and diluted	$0.21	$0.28	$0.43	$0.17
Loss per share from discontinued operations:
Basic and diluted	$(0.02)	$(0.03)	$(0.22)	$(0.04)
Earnings per share attributable to Key:
Basic and diluted	$0.19	$0.25	$0.21	$0.13
Weighted average shares outstanding:
Basic	151,087	142,833	151,110	142,521
Diluted	151,100	143,320	151,168	142,976
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
INCOME FROM CONTINUING OPERATIONS	$31,699	$40,347	$65,180	$23,558
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(9,573)	(1,559)	(2,521)	348
Gain on sale of equity method investment	—	1,061	—	1,061
Total other comprehensive (loss) income, net of tax	(9,573)	(498)	(2,521)	1,409
COMPREHENSIVE INCOME FROM CONTINUING OPERATIONS, NET OF TAX	22,126	39,849	62,659	24,967
Comprehensive loss from discontinued operations	(2,454)	(3,987)	(33,359)	(5,910)
COMPREHENSIVE INCOME	19,672	35,862	29,300	19,057
Comprehensive loss (income) attributable to noncontrolling interest	3,952	(871)	1,538	(2,876)
COMPREHENSIVE INCOME ATTRIBUTABLE TO KEY	$23,624	$34,991	$30,838	$16,181
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,821	$17,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	103,784	79,775
Asset retirements and impairments	41,457	—
Bad debt expense	549	1,618
Accretion of asset retirement obligations	297	292
Loss (income) from equity method investments	412	(757)
Gain on sale of equity method investment	—	(4,783)
Loss on early extinguishment of debt	—	46,451
Amortization of deferred financing costs and premium	1,309	816
Deferred income tax expense	3,187	8,980
Capitalized interest	(674)	(1,076)
Loss (gain) on disposal of assets, net	506	(507)
Share-based compensation	8,444	9,086
Excess tax benefits from share-based compensation	(4,047)	(4,720)
Changes in working capital:
Accounts receivable	(20,283)	(116,821)
Other current assets	(33,721)	(10,595)
Accounts payable, accrued interest and accrued expenses	28,316	4,069
Share-based compensation liability awards	1,443	156
Other assets and liabilities	29,052	229
Net cash provided by operating activities	191,852	29,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(309,328)	(178,077)
Proceeds from sale of fixed assets	9,225	6,769
Investment in Wilayat Key Energy, LLC	(676)	—
Proceeds from sale of equity method investments	—	11,965
Net cash used in investing activities	(300,779)	(159,343)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(460,509)
Proceeds from long-term debt	205,000	475,000
Repayments of capital lease obligations	(1,007)	(2,132)
Proceeds from borrowings on revolving credit facility	195,000	143,000
Repayments on revolving credit facility	(300,000)	(53,000)
Payment of deferred financing costs	(4,534)	(14,640)
Repurchases of common stock	(7,417)	(5,399)
Proceeds from exercise of stock options	812	4,841
Excess tax benefits from share-based compensation	4,047	4,720
Other financing activities	12,601	—
Net cash provided by financing activities	104,502	91,881
Effect of changes in exchange rates on cash	(2,738)	(4,386)
Net decrease in cash and cash equivalents	(7,163)	(41,987)
Cash and cash equivalents, beginning of period	35,443	56,628
Cash and cash equivalents, end of period	$28,280	$14,641
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and we have operations in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada. Our operations in Argentina are classified as held for sale as of June 30, 2012. See “Note 3. Discontinued Operations” for further discussion.
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2011 Form 10-K except as discussed below.
As of December 31, 2011 the functional currency for Mexico and Canada was the local currency. Due to significant changes in economic facts and circumstances, the functional currency for these countries was changed to the U.S. dollar effective January 1, 2012.
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
NOTE 3. DISCONTINUED OPERATIONS
In February 2012, we announced our decision to sell our Argentine operations and began marketing this business to potential buyers. As a result of our plan to sell this business, we present the assets and liabilities associated with this business (the disposal group) as held for sale in our condensed consolidated balance sheets and the results of operations related to this business as discontinued operations for all periods presented. The held for sale classification required us to adjust the value of the disposal group to the lower of its carrying value or fair value, less cost to sell. As a result, we recorded a pre-tax noncash impairment charge of $41.5 million ($26.9 million after tax) during the first quarter of 2012. Upon disposal, we anticipate an additional loss, which will vary based on the final sales price, related to our accumulated other comprehensive loss.
Prior to the plan to sell, the business was reported as part of our International segment. The following tables present more detailed information about the assets held for sale as well as the results of operations for the business:

	June 30, 2012	December 31, 2011
	(in thousands)
Current assets held for sale:
Accounts receivable, net of allowance for doubtful accounts of $65 and $69	$25,747	$41,682
Inventories	—	8,018
Prepaid expenses	591	1,198
Deferred tax assets	3,943	2,454
Other current assets	—	6,991
Total current assets held for sale	30,281	60,343
Noncurrent assets held for sale:
Property and equipment, gross	—	39,292
Accumulated depreciation	—	(26,296)
Property and equipment, net	—	12,996
Goodwill	—	661
Deposits	—	7
Other assets	10,821	9,219
Total noncurrent assets held for sale	10,821	22,883
TOTAL ASSETS	$41,102	$83,226
Liabilities directly associated with assets held for sale:
Accounts payable	$6,708	$7,101
Other current liabilities	32,969	34,789
Total liabilities directly associated with assets held for sale	39,677	41,890
TOTAL NET ASSETS HELD FOR SALE FROM DISCONTINUED OPERATIONS	$1,425	$41,336

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
REVENUES	$30,150	$30,782	$55,789	$57,402
COSTS AND EXPENSES:
Direct operating expenses	28,237	29,351	54,542	53,171
Depreciation and amortization expense	—	695	143	1,436
General and administrative expenses	4,366	3,854	8,476	6,984
Impairment of assets held for sale	—	—	41,457	—
Operating loss	(2,453)	(3,118)	(48,829)	(4,189)
Interest expense, net of amounts capitalized	86	484	137	903
Other expense, net	1,416	389	2,248	818
Loss before tax	(3,955)	(3,991)	(51,214)	(5,910)
Income tax benefit	1,501	4	17,855	—
Loss from discontinued operations	$(2,454)	$(3,987)	$(33,359)	$(5,910)
NOTE 4. ACQUISITIONS
2011 Acquisitions
Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”). On August 5, 2011, we completed our acquisition of Edge. We accounted for this acquisition as a business combination. The results of operations for Edge have been included in our consolidated financial statements from the acquisition date.
The total consideration for the acquisition was approximately $305.9 million consisting of approximately 7.5 million shares of our common stock and $187.9 million in cash, which included $26.3 million to reimburse Edge for growth capital expenditures incurred between March 1, 2011 and the date of closing, net of working capital adjustments of $1.8 million. We finalized the purchase accounting related to this acquisition as of June 30, 2012. The following table summarizes the fair values of the assets acquired and liabilities assumed.

(in thousands)
At August 5, 2011:
Cash and cash equivalents	$886
Accounts receivable	21,124
Other current assets	234
Property and equipment	87,185
Intangible assets	49,310
Other long term assets	3,826
Total identifiable assets acquired	162,565
Current liabilities	19,406
Total liabilities assumed	19,406
Net identifiable assets acquired	143,159
Goodwill	162,704
Net assets acquired	$305,863
Of the $49.3 million of acquired intangible assets, $40.0 million was assigned to customer relationships that will be amortized as the value of the relationships are realized using expected rates of 12.5%, 30.0%, 30.0%, 11.0%, 6.4%, 3.8%, 2.5%, 1.7%, 1.2% and 0.8% from 2011 through 2020. In addition, $5.1 million of acquired intangible assets were assigned to tradenames which are not amortized. The remaining $4.2 million of acquired intangible assets were assigned to non-compete agreements that will be amortized on a straight-line basis over 38 months.
The fair value and gross contractual amount of accounts receivable acquired on August 5, 2011 was $21.1 million. We do not expect any of these receivables to be uncollectible.
All of the goodwill acquired was assigned to our fishing and rental business, which is part of our U.S. reportable segment. We believe the goodwill recognized is attributable primarily to the acquired workforce and expansion of a growing service line. All of the goodwill is expected to be deductible for income tax purposes.
Included in our consolidated statements of operations for the three- and six-month periods ended June 30, 2012, related to this acquisition are revenues of approximately $27.9 million and $59.5 million, respectively, and operating income of $3.5 million and $13.3 million, respectively.
The following represents the pro forma consolidated income statements as if the Edge acquisition had been included in our consolidated results as of January 1, 2011 for the three- and six-month periods ended June 30, 2011. The three- and six-month periods ended June 30, 2012 have been included for comparative purposes:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited) (in thousands, except per share amounts)
REVENUES	$515,997	$445,884	$1,002,748	$838,677
COSTS AND EXPENSES:
Direct operating expenses	343,996	274,948	655,493	532,980
Depreciation and amortization expense (1)	52,452	43,165	103,641	86,355
General and administrative expenses (2)	58,081	54,506	118,999	110,831
Operating income	61,468	73,265	124,615	108,511
Loss on early extinguishment of debt	—	—	—	46,451
Interest expense, net of amounts capitalized	13,730	10,187	25,612	20,739
Other income, net	(1,380)	(7,078)	(2,409)	(9,381)
Income from continuing operations before tax	49,118	70,156	101,412	50,702
Income tax expense (3)	(17,419)	(25,536)	(36,232)	(18,229)
Income from continuing operations	31,699	44,620	65,180	32,473
Loss from discontinued operations, net of tax	(2,454)	(3,987)	(33,359)	(5,910)
Net income	29,245	40,633	31,821	26,563
Income (loss) attributable to noncontrolling interest	204	280	(410)	(297)
INCOME ATTRIBUTABLE TO KEY	$29,041	$40,353	$32,231	$26,860
Earnings per share attributable to Key:
Basic and diluted	$0.19	$0.27	$0.21	$0.18
Weighted average shares outstanding (4):
Basic	151,087	150,382	151,110	150,028
Diluted	151,100	150,869	151,168	150,484
Pro Forma Adjustments

(1)
Depreciation and amortization expense for the three and six months ended June 30, 2011 has been adjusted to reflect the additional expense that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1, 2011.

(2)	General and administrative expenses for the three and six months ended June 30, 2011 have been adjusted to include $3.6 million of transaction costs.

(3)
Income tax expense for the three and six months ended June 30, 2011 has been adjusted to reflect applicable corporate tax as if Edge had been acquired and converted from its limited liability company status on January 1, 2011.

(4)	Weighted average shares outstanding has been adjusted to reflect the issuance of shares in the Edge transaction as if the transaction occurred on January 1, 2011.
These unaudited pro forma results, based on assumptions deemed appropriate by management, have been prepared for informational purposes only and are not necessarily indicative of our results if the acquisition had occurred on January 1, 2011 for the three- and six-month periods ended June 30, 2011. These amounts have been calculated after applying our accounting policies and adjusting the results of Edge as if these changes had been applied on January 1, 2011, together with the consequential tax effects.
Equity Energy Company (“EEC”). In January 2011, we acquired 10 saltwater disposal (“SWD”) wells from EEC for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Other current assets:
Deferred tax assets	$52,104	$54,646
Prepaid current assets	21,938	24,330
Reinsurance receivable	10,768	8,731
VAT asset	28,524	9,883
Other	2,087	1,686
Total	$115,421	$99,276
The table below presents comparative detailed information about other current liabilities at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$39,409	$51,558
Accrued operating expenditures	63,818	41,332
Income, sales, use and other taxes	48,831	27,764
Self-insurance reserve	33,878	32,030
Accrued interest	15,295	10,870
Insurance premium financing	2,413	8,358
Share-based compensation and other liabilities	3,954	2,271
Total	$207,598	$174,183
The table below presents comparative detailed information about other non-current assets at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Other non-current assets:
Reinsurance receivable	$11,011	$8,960
Deferred tax assets	18,488	3,885
Other	1,540	1,515
Total	$31,039	$14,360

The table below presents comparative detailed information about other non-current liabilities at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(in thousands)
Other non-current liabilities:
Deferred tax liabilities	$275,498	$261,072
Accrued insurance costs	32,246	30,854
Asset retirement obligations	11,855	11,928
Environmental liabilities	4,806	3,953
Income, sales, use and other taxes	7,346	7,191
Accrued rent	1,703	1,977
Other	3,863	4,036
Total	$337,317	$321,011
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2011	$595,049	$27,724	$622,773
Purchase price and other adjustments, net	2,409	—	2,409
Impact of foreign currency translation	—	(525)	(525)
June 30, 2012	$597,458	$27,199	$624,657
The carrying amount of goodwill as of December 31, 2011 excludes $0.7 million of goodwill related to our Argentine operations that is classified as held for sale. During the six months ended June 30, 2012, we impaired all the goodwill related to our Argentine operations to adjust the value of the disposal group. See “Note 3. Discontinued Operations” for further discussion. Purchase price adjustments during the six months ended June 30, 2012, relate to the Edge acquisition. See “Note 4. Acquisitions” for further discussion.
The components of our other intangible assets as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Noncompete agreements:
Gross carrying value	$18,135	$19,242
Accumulated amortization	(13,290)	(12,278)
Net carrying value	$4,845	$6,964
Patents, trademarks and tradename:
Gross carrying value	$14,222	$13,393
Accumulated amortization	(609)	(655)
Net carrying value	$13,613	$12,738
Customer relationships and contracts:
Gross carrying value	$100,220	$101,064
Accumulated amortization	(52,369)	(43,098)
Net carrying value	$47,851	$57,966
Developed technology:
Gross carrying value	$8,116	$7,592
Accumulated amortization	(3,532)	(3,393)
Net carrying value	$4,584	$4,199

The changes in the carrying amount of other intangible assets are as follows (in thousands):

December 31, 2011	$81,867
Additions	519
Purchase price adjustments	640
Amortization expense	(11,630)
Impact of foreign currency translation	(503)
June 30, 2012	$70,893

Of our intangible assets at June 30, 2012, $13.2 million are indefinite-lived tradenames and not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2012	2013	2014	2015	2016	2017
		(in thousands)
Noncompete agreements	2.0	$1,769	$1,739	$1,337	$—	$—	$—
Patents, trademarks and tradename	4.3	68	118	118	53	40	40
Customer relationships and contracts	7.4	9,560	16,937	7,950	5,089	3,445	2,426
Developed technology	17.0	190	381	381	221	221	221
Total intangible asset amortization expense		$11,587	$19,175	$9,786	$5,363	$3,706	$2,687
Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $5.8 million and $3.9 million for the three months ended June 30, 2012 and 2011, respectively, and $11.6 million and $8.1 million for the six months ended June 30, 2012 and 2011, respectively.
NOTE 7. LONG-TERM DEBT
As of June 30, 2012 and December 31, 2011, the components of our long-term debt were as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$475,000
8.375% Senior Notes due 2014	3,573	3,573
Senior Secured Credit Facility revolving loans due 2016	190,000	295,000
Net unamortized premium on debt	4,815	—
Capital lease obligations	1,089	2,096
Total debt	874,477	775,669
Less current portion	(1,076)	(1,694)
Long-term debt and capital leases	$873,401	$773,975
8.375% Senior Notes due 2014
We have outstanding $3.6 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2014 Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2014 Notes is payable on June 1 and December 1 of each year.

The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility (defined below). We were in compliance with these covenants at June 30, 2012.
6.75% Senior Notes due 2021
On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “Initial 2021 Notes”) under an indenture dated March 4, 2011 (the "Base Indenture"), as supplemented by a first supplemental indenture dated March 4, 2011. On March 8, 2012, we issued an additional $200.0 million aggregate principal amount of 2021 Notes (the "Additional 2021 Notes" and, together with the Initial 2021 Notes, the "2021 Notes") under the Base Indenture, as supplemented by an amended first supplemental indenture dated March 8, 2012 (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). The Initial 2021 Notes and Additional 2021 Notes are treated as a single class under the Indenture and have the same material terms and conditions, except that the Additional 2021 Notes are subject to a registration rights agreement and, until the Additional 2021 Notes are exchanged pursuant thereto, will not have the same CUSIP number as and will not trade interchangeably with the Initial 2021 Notes. Net proceeds from the Additional 2021 Notes, after deducting underwriters’ fees and offering expenses, were $201.3 million. We used such net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.5 million of financing costs associated with the issuance of the Additional 2021 Notes that will be amortized over the term of the notes.
The 2021 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2021 Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.
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
At any time and from time to time before March 1, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the outstanding 2021 Notes at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from any one or more equity offerings provided that (i) at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding immediately after each such redemption and (ii) each such redemption shall occur within 180 days of the date of the closing of such equity offering.
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
These covenants are subject to certain exceptions and qualifications. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2012, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at June 30, 2012.
Senior Secured Credit Facility
We maintain a senior secured credit facility pursuant to a revolving credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents (as amended on July 27, 2011, the “2011 Credit Facility”). The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $550.0 million, all of which will mature no later than March 31, 2016.
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
The 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated total funded indebtedness to total capitalization be no greater than the percentages specified below:

Fiscal Quarter Ending	Ratio
June 30, 2012 through September 30, 2012	47.5%
December 31, 2012 and thereafter	45%

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
We were in compliance with these covenants at June 30, 2012. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of June 30, 2012, we had borrowings of $190.0 million outstanding under the revolving credit facility and $59.0 million of letters of credit outstanding, leaving $301.0 million of available borrowing capacity under the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.70% for the three-month period ended June 30, 2012.
NOTE 8. OTHER INCOME, NET
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other income, net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$(7)	$(2)	$(14)	$(22)
Foreign exchange gain	(766)	(2,947)	(1,705)	(4,511)
Gain on sale of equity method investment	—	(4,783)	—	(4,783)
Other (income) expense, net	(607)	24	(690)	(1,206)
Total	$(1,380)	$(7,708)	$(2,409)	$(10,522)
NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates on continuing operations for the three months ended June 30, 2012 and 2011 were 35.5% and 34.0%, respectively, and 35.7% and 33.0% for the six months ended June 30, 2012 and 2011, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, permanent differences impacting mainly the U.S. effective rate, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of June 30, 2012 and December 31, 2011, we had $1.8 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of less than $0.1 million in the quarters ended June 30, 2012 and 2011 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.7 million and $0.6 million for the payment of interest and penalties as of June 30, 2012 and December 31, 2011, respectively. We believe that it is reasonably possible that $0.6 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three or six months ended June 30, 2012 and 2011.

NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. Other than $1.3 million of liabilities related to our Argentine business that is classified as held for sale that are deemed probable and reasonably estimable as of June 30, 2012, we have $0.5 million of other liabilities related to litigation that are deemed probable and reasonably estimable. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Shareholder Derivative Demand
On December 7, 2011, we received a letter on behalf of the Arkansas Public Employees Retirement Systems (“APERS”) stating that APERS is a Key stockholder and alleging that certain of our officers and one director had breached their fiduciary duties, violated internal corporate policies and been unjustly enriched in connection with their oversight and administration of our compliance with health, safety, labor, motor vehicle and other similar laws, rules and regulations to which Key is subject. The letter demands that our board of directors take action against such officers and director to remedy the conduct alleged in the letter and threatens that APERS will commence a shareholder derivative suit on behalf of Key absent action from the board of directors. Our board established a special committee, consisting of independent members of the board, to review and evaluate the allegations made in the letter. The special committee engaged independent legal counsel to assist it with its review.
The special committee has concluded its review and presented its findings and recommendations to the other independent members of the board. The committee determined, among other things, that the evidence did not support the allegations that any of the officers or the director engaged in any misconduct or deliberate wrongful acts, or were personally enriched as a result of any of the alleged misconduct. The committee also determined that there were not deficiencies in the Company's internal controls related to safety policies and procedures. The committee recommended certain enhancements to the Company's existing Occupational Safety and Health policies and procedures. After review of the committee's presentation, the independent members of the board accepted all of the committee's recommendations and determined that it would not be in the best interests of the Company to pursue any claims premised upon the issues in the letter. To our knowledge, no complaint has been filed in connection with the letter. Management has no basis at this time to believe that there are any material misstatements in Key’s past financial statements, or that there are grounds for accrual of probable penalties or assessments.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2012 and December 31, 2011, we have recorded $66.1 million and $62.9 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $21.8 million and $17.7 million of insurance receivables as of June 30, 2012 and December 31, 2011, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of June 30, 2012 and December 31, 2011, we have recorded $4.8 million and $4.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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
The components of our earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income from continuing operations attributable to Key	$31,495	$40,067	$65,590	$23,855
Loss from discontinued operations, net of tax	(2,454)	(3,987)	(33,359)	(5,910)
Income attributable to Key	$29,041	$36,080	$32,231	$17,945
Denominator
Weighted average shares outstanding	151,087	142,833	151,110	142,521
Basic earnings per share from continuing operations attributable to Key	$0.21	$0.28	$0.43	$0.17
Basic loss per share from discontinued operations	(0.02)	(0.03)	(0.22)	(0.04)
Basic earnings per share attributable to Key	$0.19	$0.25	$0.21	$0.13
Diluted EPS Calculation:
Numerator
Income from continuing operations attributable to Key	$31,495	$40,067	$65,590	$23,855
Loss from discontinued operations, net of tax	(2,454)	(3,987)	(33,359)	(5,910)
Income attributable to Key	$29,041	$36,080	$32,231	$17,945
Denominator
Weighted average shares outstanding	151,087	142,833	151,110	142,521
Stock options	13	404	58	346
Warrants	—	—	—	40
Stock appreciation rights	—	83	—	69
Total	151,100	143,320	151,168	142,976
Diluted earnings per share from continuing operations attributable to Key	$0.21	$0.28	$0.43	$0.17
Diluted loss per share from discontinued operations	(0.02)	(0.03)	(0.22)	(0.04)
Diluted earnings per share attributable to Key	$0.19	$0.25	$0.21	$0.13
The diluted earnings per share calculations for the three and six months ended June 30, 2012 and 2011 exclude the potential exercise of 1.9 million, 1.5 million, less than 0.1 million and 0.1 million stock options, respectively. These options were considered anti-dilutive because the exercise prices exceeded the average price of our stock during those periods. For each of the three and six months ended June 30, 2012, 0.4 million of our stock appreciation rights (“SARs”) were anti-dilutive. None of our SARs were anti-dilutive for the three and six months ended June 30, 2011. There were no events occurring after June 30, 2012 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.2 million and $3.9 million during the three months ended June 30, 2012 and 2011, respectively, and the related income tax benefit recognized was $0.8 million and $1.4 million, respectively, for the same periods. We recognized employee share-based compensation expense of $8.3 million and

$7.9 million during the six months ended June 30, 2012 and 2011, respectively, and the related income tax benefit recognized was $3.0 million and $2.8 million, respectively, for the same periods. We did not capitalize any share-based compensation during the three- and six-month periods ended June 30, 2012 and 2011.
The unrecognized compensation costs related to our unvested stock options, restricted shares and phantom shares as of June 30, 2012 are estimated to be less than $0.1 million, $16.7 million and less than $0.1 million, respectively, and are expected to be recognized over a weighted-average period of 0.4 years, 1.3 years and 0.1 years, respectively.
During May 2012, we issued 0.2 million shares of common stock to our outside directors under the Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan that was approved by our stockholders on May 17, 2012. These shares vested immediately and we recognized $1.6 million of expense related to these awards.
On January 16, 2012, the Compensation Committee of the Board of Directors adopted the 2012 Performance Unit Plan (the “2012 PU Plan”). We believe that the 2012 PU Plan will enable us to obtain and retain employees who will contribute to our long term success by providing compensation that is linked directly to increases in share value.
In January 2012, we issued 0.1 million performance units to our officers under the 2009 Equity and Cash Incentive Plan. Additionally, in February 2012, we issued 0.1 million performance units to certain of our employees under the 2012 PU Plan. The performance units are measured based on two performance periods from January 1, 2012 to December 31, 2012 and from January 1, 2013 to December 31, 2013. One half of the performance units are measured based on the first performance period, and the other half are measured based on the second performance period. The number of performance units that may be earned by a participant is determined at the end of each performance period based on the relative placement of Key’s total stockholder return for that period within the peer group, as follows:

Company Placement for the Performance Period	Percentile Ranking in Peer Group	Performance Units Earned as a Percentage of Target
First	100%	200%
Second	91%	180%
Third	82%	160%
Fourth	73%	140%
Fifth	64%	120%
Sixth	55%	100%
Seventh	45%	75%
Eighth	36%	50%
Ninth	27%	25%
Tenth	18%	0%
Eleventh	9%	0%
Twelfth	0%	0%
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of June 30, 2012, the fair value of outstanding performance units was $0.7 million, and is being accreted to compensation expense over the vesting terms of the awards. As of June 30, 2012, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.5 million and is expected to be recognized over a weighted-average period of 1.5 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of June 30, 2012 and December 31, 2011, there were zero and less than $0.1 million, respectively, of retention loans outstanding under this program.
Transactions with Affiliates
In October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of June 30, 2012 and December 31, 2011, our receivables from these related parties totaled $0.8 million and $0.2 million, respectively. Revenues from these customers for the three-month periods ended June 30, 2012 and 2011 totaled $1.0 million and $0.7 million, respectively, and $1.7 million and $2.1 million for the six-month periods ended June 30, 2012 and 2011, respectively.
Board of Director Relationships
A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $12.4 million and $8.8 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $23.8 million and $18.0 million for the six-month period ended June 30, 2012 and 2011, respectively. Receivables outstanding from Anadarko were approximately $6.8 million and $5.1 million as of June 30, 2012 and December 31, 2011, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services to us related to our general and administrative cost restructuring initiative. Payments to Proudfoot were zero and $1.9 million for the three and six months ended June 30, 2012, respectively. There were no payments made to Proudfoot for the three or six months ended June 30, 2011.
A former member of our board of directors who resigned in May 2011 is a member and managing director of the general partner of the indirect majority owner of one of our customers. Sales to this customer were less than $0.1 million and $0.3 million for the three months ended June 30, 2012 and 2011, respectively, and $0.2 million and $0.6 million for the six months ended June 30, 2012 and 2011, respectively. Receivables outstanding from this customer were less than $0.1 million as of June 30, 2012 and December 31, 2011.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2012 and December 31, 2011.
Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable - related parties	$804	$804	$735	$735
Financial liabilities:
6.75% Senior Notes issued March 4, 2011	$475,000	$464,313	$475,000	$472,625
6.75% Senior Notes issued March 8, 2012	204,815	194,876	—	—
8.375% Senior Notes	3,573	3,687	3,573	3,731
Credit Facility revolving loans	190,000	190,000	295,000	295,000
Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values due to their short-term nature as of the applicable balance sheet dates.
6.75% Senior Notes due 2021 (issued March 4, 2011). The fair value of our Initial 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2012 was $475.0 million, and the fair value was $464.3 million (97.75% of carrying value).
6.75% Senior Notes due 2021 (issued March 8, 2012). The fair value of our Additional 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2012, excluding the premium on debt of $4.8 million, was $200.0 million, and the fair value was $194.9 million (97.44% of carrying value).

8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2012 was $3.6 million, and the fair value was $3.7 million (103.19% of carrying value).
Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of June 30, 2012 were $190.0 million.
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
Fluid Management Services
We provide fluid management services, including oilfield fluid transportation and produced water disposal services, with our fleet of heavy and medium-duty trucks. Fluid hauling trucks are utilized in connection with drilling, completions, workover and maintenance activities, which tend to use large amounts of various fluids. In connection with these activities at a well site, we transport fresh and brine water to the well site, supply frac tanks used for temporary storage of fluids associated with fluid hauling operations and provide disposal services for operators whose wells produce saltwater or other non-hydrocarbon fluids.  In addition, we provide equipment trucks that are used to move large pieces of equipment from one well site to the next, and we operate a fleet of hot oilers capable of pumping heated fluids used to clear soluble restrictions in a wellbore.
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
As a result of the Edge acquisition, our rental inventory also includes frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also provide well testing services.
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

The following tables set forth our unaudited segment information as of and for the three- and six-month periods ended June 30, 2012 and June 30, 2011 (in thousands):

As of and for the three months ended June 30, 2012
	U.S.	International(2)	Functional Support(3)	Reconciling Eliminations	Total
Revenues from external customers	$431,646	$84,351	$—	$—	$515,997
Intersegment revenues	—	1,195	—	(1,195)	—
Depreciation and amortization	44,838	4,526	3,088	—	52,452
Other operating expenses	304,311	63,709	34,057	—	402,077
Operating income (loss)	82,497	16,116	(37,145)	—	61,468
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense, net of amounts capitalized	4	1	13,725	—	13,730
Income (loss) from continuing operations before tax	82,530	17,073	(50,485)	—	49,118
Long-lived assets(1)	1,907,653	308,497	301,454	(344,309)	2,173,295
Total assets	2,591,329	502,735	408,233	(711,977)	2,790,320
Capital expenditures, excluding acquisitions	85,406	39,321	15,163	—	139,890

As of and for the three months ended June 30, 2011
	U.S.	International(2)	Functional Support(3)	Reconciling Eliminations	Total
Revenues from external customers	$367,455	$47,132	$—	$—	$414,587
Intersegment revenues	—	2,147	—	(2,147)	—
Depreciation and amortization	33,823	2,387	2,947	—	39,157
Other operating expenses	247,430	35,250	29,738	—	312,418
Operating income (loss)	86,202	9,495	(32,685)	—	63,012
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense, net of amounts capitalized	13	8	9,536	—	9,557
Income (loss) from continuing operations before tax	86,512	12,235	(37,584)	—	61,163
Long-lived assets(1)	1,415,264	192,262	229,936	(253,593)	1,583,869
Total assets	1,744,293	396,456	427,942	(484,613)	2,084,078
Capital expenditures, excluding acquisitions	54,832	11,945	3,861	—	70,638

As of and for the six months ended June 30, 2012
	U.S.	International(2)	Functional Support(3)	Reconciling Eliminations	Total
Revenues from external customers	$856,619	$146,129	$—	$—	$1,002,748
Intersegment revenues	—	2,152	15	(2,167)	—
Depreciation and amortization	89,189	8,473	5,979	—	103,641
Other operating expenses	593,475	111,172	69,845	—	774,492
Operating income (loss)	173,955	26,484	(75,824)	—	124,615
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense, net of amounts capitalized	12	14	25,586	—	25,612
Income (loss) from continuing operations before tax	174,082	28,300	(100,970)	—	101,412
Long-lived assets(1)	1,907,653	308,497	301,454	(344,309)	2,173,295
Total assets	2,591,329	502,735	408,233	(711,977)	2,790,320
Capital expenditures, excluding acquisitions	164,816	124,777	19,735	—	309,328

As of and for the six months ended June 30, 2011
	U.S.	International(2)	Functional Support(3)	Reconciling Eliminations	Total
Revenues from external customers	$697,359	$81,592	$—	$—	$778,951
Intersegment revenues	—	4,010	—	(4,010)	—
Depreciation and amortization	66,252	6,141	5,946	—	78,339
Other operating expenses	486,258	63,317	60,472	—	610,047
Operating income (loss)	144,849	12,134	(66,418)	—	90,565
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Interest expense, net of amounts capitalized	54	8	19,387	—	19,449
Income (loss) from continuing operations before tax	146,013	16,140	(126,966)	—	35,187
Long-lived assets(1)	1,415,264	192,262	229,936	(253,593)	1,583,869
Total assets	1,744,293	396,456	427,942	(484,613)	2,084,078
Capital expenditures, excluding acquisitions	150,555	20,905	6,617	—	178,077

(1)	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Includes Argentine assets classified as held for sale.

(3)	Functional Support is geographically located in the United States.
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

CONDENSED CONSOLIDATING BALANCE SHEETS
	June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Assets:
Current assets	$67,592	$469,501	$79,932	$—	$617,025
Property and equipment, net	—	1,322,505	77,771	—	1,400,276
Goodwill	—	597,457	27,200	—	624,657
Deferred financing costs, net	17,958	—	—	—	17,958
Intercompany notes and accounts receivable and investment in subsidiaries	3,161,198	1,055,541	(12,425)	(4,204,314)	—
Other assets	104	64,077	55,402	—	119,583
Non-current assets held for sale	—	—	10,821	—	10,821
TOTAL ASSETS	$3,246,852	$3,509,081	$238,701	$(4,204,314)	$2,790,320
Liabilities and equity:
Current liabilities	$34,854	$229,746	$66,191	$—	$330,791
Long-term debt and capital leases, less current portion	873,388	13	—	—	873,401
Intercompany notes and accounts payable	816,139	2,528,462	67,136	(3,411,737)	—
Deferred tax liabilities	271,444	4,545	(491)	—	275,498
Other long-term liabilities	2,221	59,598	—	—	61,819
Equity	1,248,806	686,717	105,865	(792,577)	1,248,811
TOTAL LIABILITIES AND EQUITY	$3,246,852	$3,509,081	$238,701	$(4,204,314)	$2,790,320

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$67,027	$431,829	$101,707	$—	$600,563
Property and equipment, net	—	1,126,013	71,287	—	1,197,300
Goodwill	—	595,049	27,724	—	622,773
Deferred financing costs, net	14,771	—	—	—	14,771
Intercompany notes and accounts receivable and investment in subsidiaries	2,896,684	896,086	(947)	(3,791,823)	—
Other assets	104	99,098	41,628	—	140,830
Non-current assets held for sale	—	—	22,883	—	22,883
TOTAL ASSETS	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120
Liabilities and equity:
Current liabilities	$77,077	$146,113	$66,313	$—	$289,503
Long-term debt and capital leases, less current portion	773,573	402	—	—	773,975
Intercompany notes and accounts payable	720,033	2,309,733	61,823	(3,091,589)	—
Deferred tax liabilities	191,206	69,822	44	—	261,072
Other long-term liabilities	2,066	57,873	—	—	59,939
Equity	1,214,631	564,132	136,102	(700,234)	1,214,631
TOTAL LIABILITIES AND EQUITY	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$493,046	$41,609	$(18,658)	$515,997
Direct operating expense	—	331,139	28,908	(16,051)	343,996
Depreciation and amortization expense	—	50,354	2,098	—	52,452
General and administrative expense	303	53,286	7,080	(2,588)	58,081
Operating (loss) income	(303)	58,267	3,523	(19)	61,468
Loss on early extinguishment of debt	—	—	—	—	—
Interest expense, net of amounts capitalized	14,112	(385)	3	—	13,730
Other (income) expense, net	(895)	75	(651)	91	(1,380)
(Loss) income from continuing operations before taxes	(13,520)	58,577	4,171	(110)	49,118
Income tax expense	(14,984)	(1,376)	(1,059)	—	(17,419)
(Loss) income from continuing operations	(28,504)	57,201	3,112	(110)	31,699
Discontinued operations	—	—	(2,454)	—	(2,454)
Net (loss) income	(28,504)	57,201	658	(110)	29,245
Income attributable to noncontrolling interest	—	—	204	—	204
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(28,504)	$57,201	$454	$(110)	$29,041

	Three Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$400,023	$24,145	$(9,581)	$414,587
Direct operating expense	—	251,548	18,089	(8,368)	261,269
Depreciation and amortization expense	—	38,406	751	—	39,157
General and administrative expense	354	47,482	4,595	(1,282)	51,149
Operating (loss) income	(354)	62,587	710	69	63,012
Interest expense, net of amounts capitalized	9,985	(437)	9	—	9,557
Loss on early extinguishment of debt	—	—	—	—	—
Other (income) expense, net	(4,359)	(1,920)	(1,483)	54	(7,708)
(Loss) income from continuing operations before taxes	(5,980)	64,944	2,184	15	61,163
Income tax expense	(19,967)	(128)	(721)	—	(20,816)
(Loss) income from continuing operations	(25,947)	64,816	1,463	15	40,347
Discontinued operations	—	—	(3,987)	—	(3,987)
Net (loss) income	(25,947)	64,816	(2,524)	15	36,360
Income attributable to noncontrolling interest	—	—	280	—	280
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(25,947)	$64,816	$(2,804)	$15	$36,080

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$958,316	$74,595	$(30,178)	$1,002,748
Direct operating expense	—	626,776	53,691	(24,974)	655,493
Depreciation and amortization expense	—	100,021	3,620	—	103,641
General and administrative expense	573	111,006	12,603	(5,183)	118,999
Operating (loss) income	(558)	120,513	4,681	(21)	124,615
Interest expense, net of amounts capitalized	26,259	(658)	11	—	25,612
Loss on early extinguishment of debt	—	—	—	—	—
Other (income) expense, net	(1,506)	657	(1,728)	168	(2,409)
(Loss) income from continuing operations before taxes	(25,311)	120,514	6,398	(189)	101,412
Income tax expense	(32,946)	(1,581)	(1,705)	—	(36,232)
(Loss) income from continuing operations	(58,257)	118,933	4,693	(189)	65,180
Discontinued operations	—	—	(33,359)	—	(33,359)
Net (loss) income	(58,257)	118,933	(28,666)	(189)	31,821
Loss attributable to noncontrolling interest	—	—	(410)	—	(410)
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(58,257)	$118,933	$(28,256)	$(189)	$32,231

	Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$751,836	$44,826	$(17,711)	$778,951
Direct operating expense	—	490,596	34,169	(15,516)	509,249
Depreciation and amortization expense	—	75,778	2,561	—	78,339
General and administrative expense	667	93,773	8,647	(2,289)	100,798
Operating (loss) income	(667)	91,689	(551)	94	90,565
Interest expense, net of amounts capitalized	20,484	(1,043)	8	—	19,449
Loss on early extinguishment of debt	46,451	—	—	—	46,451
Other (income) expense, net	(5,108)	(4,068)	(1,555)	209	(10,522)
(Loss) income from continuing operations before taxes	(62,494)	96,800	996	(115)	35,187
Income tax (expense) benefit	(11,945)	880	(564)	—	(11,629)
(Loss) income from continuing operations	(74,439)	97,680	432	(115)	23,558
Discontinued operations	—	—	(5,910)	—	(5,910)
Net (loss) income	(74,439)	97,680	(5,478)	(115)	17,648
Loss attributable to noncontrolling interest	—	—	(297)	—	(297)
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(74,439)	$97,680	$(5,181)	$(115)	$17,945

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash (used in) provided by operating activities	$(24,658)	$210,219	$6,291	$—	$191,852
Cash flows from investing activities:
Capital expenditures	—	(302,754)	(6,574)	—	(309,328)
Intercompany notes and accounts	676	67,769	—	(68,445)	—
Other investing activities, net	(676)	9,225	—	—	8,549
Net cash used in investing activities	—	(225,760)	(6,574)	(68,445)	(300,779)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	—
Proceeds from long-term debt	205,000	—	—	—	205,000
Repayment of capital lease obligations	—	(1,007)	—	—	(1,007)
Proceeds from borrowings on revolving credit facility	195,000	—	—	—	195,000
Repayments on revolving credit facility	(300,000)	—	—	—	(300,000)
Payment of deferred financing costs	(4,534)	—	—	—	(4,534)
Repurchases of common stock	(7,417)	—	—	—	(7,417)
Intercompany notes and accounts	(67,769)	(676)	—	68,445	—
Other financing activities, net	4,859	10,914	1,687	—	17,460
Net cash provided by financing activities	25,139	9,231	1,687	68,445	104,502
Effect of changes in exchange rates on cash	—	—	(2,738)	—	(2,738)
Net increase (decrease) in cash and cash equivalents	481	(6,310)	(1,334)	—	(7,163)
Cash and cash equivalents at beginning of period	21,673	7,985	5,785	—	35,443
Cash and cash equivalents at end of period	$22,154	$1,675	$4,451	$—	$28,280

	Six Months Ended June 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$26,184	$3,677	$—	$29,861
Cash flows from investing activities:
Capital expenditures	—	(170,303)	(7,774)	—	(178,077)
Intercompany notes and accounts	—	108,653	—	(108,653)	—
Other investing activities, net	—	18,734	—	—	18,734
Net cash used in investing activities	—	(42,916)	(7,774)	(108,653)	(159,343)
Cash flows from financing activities:
Repayments of long-term debt	(460,509)	—	—	—	(460,509)
Proceeds from long-term debt	475,000	—	—	—	475,000
Repayment of capital lease obligations	—	(2,132)	—	—	(2,132)
Proceeds from borrowings on revolving credit facility	143,000	—	—	—	143,000
Repayments on revolving credit facility	(53,000)	—	—	—	(53,000)
Payment of deferred financing costs	—	(14,640)	—	—	(14,640)
Repurchases of common stock	(5,399)	—	—	—	(5,399)
Intercompany notes and accounts	(108,653)	—	—	108,653	—
Other financing activities, net	9,561	—	—	—	9,561
Net cash (used in) provided by financing activities	—	(16,772)	—	108,653	91,881
Effect of changes in exchange rates on cash	—	—	(4,386)	—	(4,386)
Net decrease in cash and cash equivalents	—	(33,504)	(8,483)	—	(41,987)
Cash and cash equivalents at beginning of period	—	42,973	13,655	—	56,628
Cash and cash equivalents at end of period	$—	$9,469	$5,172	$—	$14,641
NOTE 17. VARIABLE INTEREST ENTITIES
On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services LLC under the laws of Abu Dhabi, UAE. The purpose of the joint venture is to engage in conventional workover and drilling services, coiled tubing services, fishing and rental tools and services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. AlMansoori holds a 51% interest in the joint venture while we hold a 49% interest. However, we hold three of the five board of directors seats and a controlling financial interest. Future capital contributions to the joint venture will be made on equal terms and in equal amounts, and any future share capital increases will be issued in proportion to the initial share capital percentages but paid for by AlMansoori and Key in equal amounts. Also, we share the profits and losses of the joint venture on equal terms and in equal amounts with AlMansoori. The joint venture does not have sufficient resources to carry on its activities without our financial support; accordingly, we have determined it to be a variable interest entity of which we are the primary beneficiary. We consolidate the entity in our financial statements.
For the three and six months ended June 30, 2012, we recognized $4.0 million and $7.3 million of revenue, respectively, and $0.8 million and $1.0 million of net income, respectively, associated with this joint venture. For the three and six months ended June 30, 2011, we recognized $2.5 million and $4.2 million of revenue and $0.3 million and $0.6 million of net income, respectively, associated with this joint venture. Also, we have guaranteed the performance of the joint venture under its sole services contract valued at $2.0 million. At June 30, 2012, there were approximately $19.7 million of assets and $19.8 million of liabilities in the joint venture. At December 31, 2011, there were approximately $12.4 million of assets and $13.4 million of liabilities in the joint venture. There are no restrictions on the use of assets and liabilities associated with the joint venture. Also, creditors of the joint venture have no recourse against us other than the $2.0 million performance guarantee previously mentioned.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and we have operations in Mexico, Colombia, the Middle East, Russia and Argentina. In addition, we have a technology development and control systems business based in Canada. Our operations in Argentina are classified as held for sale as of June 30, 2012. See “Note 3. Discontinued Operations“ in “Item 1. Financial Statements” of Part I of this report for further discussion.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2012 and 2011, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2011 Form 10-K.
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

	WTI Cushing Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes U.S. Land Drilling Rigs (2)
2012:
First Quarter	$102.98	$2.50	1,947
Second Quarter	$93.06	$2.35	1,924
2011:
First Quarter	$94.07	$4.20	1,695
Second Quarter	$102.02	$4.38	1,803
Third Quarter	$89.53	$4.05	1,915
Fourth Quarter	$93.96	$3.48	1,972

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a "per U.S. working day" basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a "per calendar day" basis. The following table presents our quarterly rig and trucking hours from 2011 through the second quarter of 2012:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days (3)
2012:	U.S.	International Continuing Operations (1)	Total Continuing Operations (2)
First Quarter	435,280	84,469	519,749	722,718	64
Second Quarter	428,864	104,656	533,520	685,587	63
2011:
First Quarter	415,691	52,965	468,656	711,701	64
Second Quarter	426,278	59,384	485,662	776,382	63
Third Quarter	428,236	66,375	494,611	757,550	64
Fourth Quarter	413,052	69,528	482,580	721,411	61
Total 2011:	1,683,257	248,252	1,931,509	2,967,044	252

(1)
International continuing operations rig hours exclude rig hours generated in Argentina, since our Argentina operations are now held for sale and are reported as discontinued operations. Argentina rig hours were 54,625 and 55,972 for the first and second quarters of 2012, respectively, and Argentina rig hours were 56,804, 59,255, 59,532, and 50,876 for the first, second, third and fourth quarters of 2011, respectively.

(2)	Total continuing operations rig hours include U.S. rig hours and international continuing operations rig hours, as described in footnote (1) above.

(3)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended June 30, 2012
Domestically, our second quarter results were impacted by the continued decline of activity and pricing in natural gas markets. Demand in U.S. oil markets remains favorable; however, declining oil prices and additional service capacity in these markets have slowed activity growth. Second quarter 2012 results for our fluid management services and fishing and rental services businesses were negatively impacted by the decline in natural gas prices and additional costs associated with relocating equipment from natural gas to oil markets. Coiled tubing services revenue exceeded that of the prior quarter due to improved asset utilization and favorable job mix. Revenue in our rig services business increased compared to the first quarter of 2012 due to continued demand in oil markets.
Internationally, our activity in the second quarter of 2012 grew sequentially and year-over-year, driven in large part by activity growth in Mexico associated with the full deployment of our rigs in the country during the quarter.
Market Outlook
In the U.S., we anticipate moderate activity growth in the third quarter. We also expect continued improvement in our international results as we gain operating efficiencies in Mexico and operations commence in Oman.
We anticipate overall fourth quarter financial performance will be essentially flat with the third quarter. We expect the fourth quarter to benefit from improving coiled tubing services operating efficiencies, rental services activity growth and international activity growth. However, we believe those factors will be offset by seasonal declines in the U.S. that will likely have a greater impact than in prior years as a result of additional service capacity in oil markets and our more expensive fixed cost structure.
RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and six months ended June 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
REVENUES	$515,997	$414,587	$1,002,748	$778,951
COSTS AND EXPENSES:
Direct operating expenses	343,996	261,269	655,493	509,249
Depreciation and amortization expense	52,452	39,157	103,641	78,339
General and administrative expenses	58,081	51,149	118,999	100,798
Operating income	61,468	63,012	124,615	90,565
Loss on early extinguishment of debt	—	—	—	46,451
Interest expense, net of amounts capitalized	13,730	9,557	25,612	19,449
Other income, net	(1,380)	(7,708)	(2,409)	(10,522)
Income from continuing operations before tax	49,118	61,163	101,412	35,187
Income tax expense	(17,419)	(20,816)	(36,232)	(11,629)
Income from continuing operations	31,699	40,347	65,180	23,558
Loss from discontinued operations, net of tax benefit of $1,501, $4, $17,855 and $-, respectively	(2,454)	(3,987)	(33,359)	(5,910)
Net income	29,245	36,360	31,821	17,648
Income (loss) attributable to noncontrolling interest	204	280	(410)	(297)
INCOME ATTRIBUTABLE TO KEY	$29,041	$36,080	$32,231	$17,945
Consolidated Results of Operations — Three Months Ended June 30, 2012 and 2011
Revenues
Our revenues for the three months ended June 30, 2012 increased $101.4 million, or 24.5%, to $516.0 million from $414.6 million for the three months ended June 30, 2011 mostly due to continued strong demand for our rig-based services in oil markets, improved pricing and overall economic conditions as well as both domestic and international expansion. See “Segment Operating Results — Three Months Ended June 30, 2012 and 2011” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses increased $82.7 million, to $344.0 million (66.7% of revenues), for the three months ended June 30, 2012, compared to $261.3 million (63.0% of revenues) for the three months ended June 30, 2011. The increase was a direct result of activity increases in our business and rising labor costs. Equipment and travel costs have also increased compared to the second quarter of 2011 due to increased activity and relocation of equipment.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $13.3 million, or 34.0%, to $52.5 million during the second quarter of 2012, compared to $39.2 million for the second quarter of 2011. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2011, as well as increased capital expenditures during 2011 and the first six months of 2012.
General and Administrative Expenses
General and administrative expenses increased $6.9 million, to $58.1 million (11.3% of revenues), for the three months ended June 30, 2012, compared to $51.1 million (12.3% of revenues) for the three months ended June 30, 2011. The increase relates to a legal settlement in 2011 of $5.5 million which did not reoccur in 2012, as well as, higher professional fees and other costs.
Loss on Extinguishment of Debt
During the second quarter of 2012 and 2011, we did not incur any losses on extinguishment of debt.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $4.2 million, or 43.7%, to $13.7 million for the three months ended June 30, 2012,

compared to $9.6 million for the same period in 2011. Interest expense for the three months ended June 30, 2012 increased due to the issuance of the Additional 2021 Notes and a higher outstanding balance under our 2011 Credit Facility.
Other Income, Net
The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended June 30,
	2012	2011
	(in thousands)
Interest income	$(7)	$(2)
Foreign exchange gain	(766)	(2,947)
Gain on sale of equity method investment	—	(4,783)
Other (income) expense, net	(607)	24
Total	$(1,380)	$(7,708)
Income Tax Expense
We recorded income tax expense of $17.4 million on pre-tax income from continuing operations of $49.1 million in the second quarter of 2012, compared to income tax expense of $20.8 million on pre-tax income from continuing operations of $61.2 million in the second quarter of 2011. Our effective tax rate on continuing operations was 35.5% for the three months ended June 30, 2012, compared to 34.0% for the three months ended June 30, 2011. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
Our net loss from discontinued operations was $2.5 million for the three months ended June 30, 2012, compared to $4.0 million for the three months ended June 30, 2011. Our discontinued operations relate to the planned sale of our business in Argentina.
Noncontrolling Interest
For the three months ended June 30, 2012 and 2011, we allocated $0.2 million and $0.3 million, respectively, associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures.

Segment Operating Results — Three Months Ended June 30, 2012 and 2011
The following table shows operating results for each of our segments for the three-month periods ended June 30, 2012 and 2011 (in thousands):

For the three months ended June 30, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$431,646	$84,351	$—	$515,997
Operating expenses	349,149	68,235	37,145	454,529
Operating income (loss)	82,497	16,116	(37,145)	61,468

For the three months ended June 30, 2011
	U.S.	International	Functional Support	Total
Revenues from external customers	$367,455	$47,132	$—	$414,587
Operating expenses	281,253	37,637	32,685	351,575
Operating income (loss)	86,202	9,495	(32,685)	63,012
U.S.
Revenues for our U.S. segment increased $64.2 million, or 17.5%, to $431.6 million for the three months ended June 30, 2012, compared to $367.5 million for the three months ended June 30, 2011. The increase for this segment was due to an increase in activity for our rig-based services and fishing and rental services attributable to our Edge acquisition in August 2011 along with improved pricing.

Operating expenses for our U.S. segment were $349.1 million during the three months ended June 30, 2012, which represented an increase of $67.9 million, or 24.1%, compared to $281.3 million for the same period in 2011. The increase was directly attributable to increased activity in oil markets during the period combined with the impact of inflationary pressure on fuel, wages and benefit related expenses.
International
Revenues for our International segment increased $37.2 million, or 79.0%, to $84.4 million for the three months ended June 30, 2012, compared to $47.1 million for the three months ended June 30, 2011. The increase for this segment is primarily attributable to increased activity in Mexico.
Operating expenses for our International segment increased $30.6 million, or 81.3%, to $68.2 million for the three months ended June 30, 2012, compared to $37.6 million for the three months ended June 30, 2011. These expenses increased as a direct result of additional activity during the period. We also incurred additional costs to mobilize assets to Oman and Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International operating segments, increased $4.5 million, or 13.6%, to $37.1 million (7.2% of consolidated revenues) for the three months ended June 30, 2012 compared to $32.7 million (7.9% of consolidated revenues) for the same period in 2011. The increase in costs primarily relates to higher consulting and legal fees. In addition, prior year expenses were offset by a legal settlement of $5.5 million.
Consolidated Results of Operations — Six Months Ended June 30, 2012 and 2011
Revenues
Our revenues for the six months ended June 30, 2012 increased $223.8 million, or 28.7%, to $1,002.7 million from $779.0 million for the six months ended June 30, 2011 mostly due to continued strong demand for our rig-based services in oil markets, improved pricing and overall economic conditions as well as both domestic and international expansion. See “Segment Operating Results — Six Months Ended June 30, 2012 and 2011” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses increased $146.2 million, to $655.5 million (65.4% of revenues), for the six months ended June 30, 2012, compared to $509.2 million (65.4% of revenues) for the six months ended June 30, 2011. We incurred additional costs during the period to relocate assets and personnel from declining natural gas markets to oil markets. As a result, we experienced activity increases in the oil markets we serve as well as rising labor costs.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $25.3 million, or 32.3%, to $103.6 million the six months ended June 30, 2012, compared to $78.3 million for the six months ended June 30, 2011. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2011, as well as increased capital expenditures during 2011 and the first six months of 2012.
General and Administrative Expenses
General and administrative expenses increased $18.2 million, to $119.0 million (11.9% of revenues), for the six months ended June 30, 2012, compared to $100.8 million (12.9% of revenues) for the six months ended June 30, 2011. The increase was primarily due to increased employee compensation and benefit costs and higher professional fees. In addition, prior year expenses were offset by a legal settlement of $5.5 million.
Loss on Extinguishment of Debt
During the six months ended June 30, 2012, we did not incur a loss on extinguishment of debt. For the six months ended June 30, 2011, our loss on the extinguishment of debt was $46.5 million due to our tender offer of the 2014 Notes and the termination of the 2007 Credit Facility.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $6.2 million, or 31.7%, to $25.6 million for the six months ended June 30, 2012,

compared to $19.4 million for the same period in 2011. Overall, interest rates on our debt have declined as compared to the first six months of 2011 due to the repurchase of the 8.375% 2014 Notes and the issuance of the 6.75% 2021 Notes during the first quarter of 2011. However, interest expense for the six months ended June 30, 2012 increased due to the issuance of the Additional 2021 Notes and a higher outstanding balance under our 2011 Credit Facility.
Other Income, Net
The following table summarizes the components of other income, net for the periods indicated:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Interest income	$(14)	$(22)
Foreign exchange gain	(1,705)	(4,511)
Gain on sale of equity method investment	—	(4,783)
Other income, net	(690)	(1,206)
Total	$(2,409)	$(10,522)
Income Tax Expense
We recorded income tax expense of $36.2 million on pre-tax income from continuing operations of $101.4 million for the six months ended June 30, 2012, compared to income tax expense of $11.6 million on pre-tax income from continuing operations of $35.2 million for the six months ended June 30, 2011. Our effective tax rate on continuing operations was 35.7% for the six months ended June 30, 2012, compared to 33.0% for the six months ended June 30, 2011. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
Our net loss from discontinued operations was $33.4 million for the six months ended June 30, 2012, compared to $5.9 million for the six months ended June 30, 2011. Our discontinued operations relate to the planned sale of our business in Argentina. Included in the loss from discontinued operations for the six months ended June 30, 2012 is a pre-tax impairment charge of $41.5 million, primarily as a result of the devaluation of the Argentine peso which, over time, has resulted in significant currency translation losses.
Noncontrolling Interest
For the six months ended June 30, 2012 and 2011, we allocated $0.4 million and $0.3 million, respectively, associated with the net loss incurred by our joint ventures to the noncontrolling interest holders of these ventures.

Segment Operating Results — Six Months Ended June 30, 2012 and 2011
The following table shows operating results for each of our segments for the six-month periods ended June 30, 2012 and 2011 (in thousands):

For the six months ended June 30, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$856,619	$146,129	$—	$1,002,748
Operating expenses	682,664	119,645	75,824	878,133
Operating income (loss)	173,955	26,484	(75,824)	124,615

For the six months ended June 30, 2011
	U.S.	International	Functional Support	Total
Revenues from external customers	$697,359	$81,592	$—	$778,951
Operating expenses	552,510	69,458	66,418	688,386
Operating income (loss)	144,849	12,134	(66,418)	90,565

U.S.
Revenues for our U.S. segment increased $159.3 million, or 22.8%, to $856.6 million for the six months ended June 30, 2012, compared to $697.4 million for the six months ended June 30, 2011. The increase for this segment was due to an increase in activity for our rig-based services and fishing and rental services attributable to our Edge acquisition in August 2011 along with improved pricing.
Operating expenses for our U.S. segment were $682.7 million during the six months ended June 30, 2012, which represented an increase of $130.2 million, or 23.6%, compared to $552.5 million for the same period in 2011. We incurred additional costs during the period to relocate assets and personnel from declining natural gas markets to oil markets. As a result, we experienced increased activity in oil markets during the period combined with the impact of inflationary pressure on fuel, wages and benefit-related expenses.
International
Revenues for our International segment increased $64.5 million, or 79.1%, to $146.1 million for the six months ended June 30, 2012, compared to $81.6 million for the six months ended June 30, 2011. The increase for this segment is primarily attributable to increased activity in Mexico.
Operating expenses for our International segment increased $50.2 million, or 72.3%, to $119.6 million for the six months ended June 30, 2012, compared to $69.5 million for the six months ended June 30, 2011. These expenses increased as a direct result of additional activity during the period. We also incurred additional costs to mobilize assets to Oman and Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International operating segments, increased $9.4 million, or 14.2%, to $75.8 million (7.6% of consolidated revenues) for the six months ended June 30, 2012 compared to $66.4 million (8.5% of consolidated revenues) for the same period in 2011. The increase in costs primarily relates to higher legal and professional fees. In addition, prior year expenses were offset by a legal settlement of $5.5 million.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of June 30, 2012, we had cash and cash equivalents of $28.3 million. Our adjusted working capital (working capital excluding the current portion of capital lease obligations) was $287.3 million as of June 30, 2012, compared to $312.8 million as of December 31, 2011. Our adjusted working capital decreased from the prior year end primarily as a result of higher accrued expenses and accounts payable related to increased activity. Partially offsetting the impact of increases in liabilities were higher accounts receivable due to incremental revenue and activity in oil markets during the six months ended June 30, 2012. Our total outstanding debt (including capital leases) was $874.5 million, and we have no significant debt maturities until 2016. As of June 30, 2012, we have $190.0 million in borrowings and $59.0 million in committed letters of credit outstanding under our 2011 Credit Facility (defined below), leaving $301.0 million of available borrowing capacity.
Cash Flows
The following table summarizes our cash flows for the six-month periods ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$191,852	$29,861
Cash paid for capital expenditures	(309,328)	(178,077)
Proceeds received from sale of fixed assets	9,225	6,769
Investment in Wilayat Key Energy, LLC	(676)	—
Proceeds from sale of equity method investments	—	11,965
Repayments of capital lease obligations	(1,007)	(2,132)
Repayments of long-term debt	—	(460,509)
Proceeds from long-term debt	205,000	475,000
Proceeds from borrowings on revolving credit facility	195,000	143,000
Repayments on revolving credit facility	(300,000)	(53,000)
Repurchases of common stock	(7,417)	(5,399)
Other financing activities, net	12,926	(5,079)
Effect of exchange rates on cash	(2,738)	(4,386)
Net decrease in cash and cash equivalents	$(7,163)	$(41,987)
Cash provided by operating activities was $191.9 million and $29.9 million for the six months ended June 30, 2012 and 2011, respectively. Operating cash inflows for the six months ended June 30, 2012 increased as compared to the same period for 2011 due to improved operating results and an increase in collections of accounts receivable.
Cash used in investing activities was $300.8 million and $159.3 million for the six months ended June 30, 2012 and 2011, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through June 30, 2012 relate to the increased demand for our services and associated growth initiatives.
Cash provided by financing activities was $104.5 million and $91.9 million during the six months ended June 30, 2012 and June 30, 2011, respectively. Overall financing cash inflows for 2012 relate to the proceeds from the issuance of the Additional 2021 Notes, partially offset by net payments on the revolving credit facility.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.
Debt Service
We do not have any significant maturities of debt until 2016. Interest on our revolving credit facility is due each quarter. Interest to be paid for the remainder of 2012 is approximately $0.2 million and $23.0 million related to our 2014 Notes and 2021 Notes, respectively (each defined below). We expect to fund interest payments from cash generated by operations. At June 30, 2012, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2012	$—
2013	—
2014	3,573
2015	—
2016 and thereafter	865,000
Total principal payments	$868,573
At June 30, 2012, we were in compliance with all the covenants required under the 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.

8.375% Senior Notes due 2014
We have outstanding $3.6 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). The 2014 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2014 Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2014 Notes is payable on June 1 and December 1 of each year.
The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility. We were in compliance with these covenants at June 30, 2012.
6.75% Senior Notes due 2021
On March 4, 2011, we issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “Initial 2021 Notes”) under an indenture dated March 4, 2011 (the "Base Indenture"), as supplemented by a first supplemental indenture dated March 4, 2011. On March 8, 2012, we issued an additional $200.0 million aggregate principal amount of 2021 Notes (the "Additional 2021 Notes" and, together with the Initial 2021 Notes, the "2021 Notes") under the Base Indenture, as supplemented by an amended first supplemental indenture dated March 8, 2012 (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). The Initial 2021 Notes and Additional 2021 Notes are treated as a single class under the Indenture and have the same material terms and conditions, except that the Additional 2021 Notes are subject to a registration rights agreement and, until the Additional 2021 Notes are exchanged pursuant thereto, will not have the same CUSIP number as and will not trade interchangeably with the Initial 2021 Notes. Net proceeds from the Additional 2021 Notes, after deducting underwriters’ fees and offering expenses, were $201.3 million. We used such net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.5 million of financing costs associated with the issuance of the Additional 2021 Notes that will be amortized over the term of the notes.
The 2021 Notes are general unsecured senior obligations and are subordinate to all of our existing and future secured indebtedness. The 2021 Notes are jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.
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
At any time and from time to time before March 1, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the outstanding 2021 Notes at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from any one or more equity offerings provided that (i) at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding immediately after each such redemption and (ii) each such redemption shall occur within 180 days of the date of the closing of such equity offering.
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
These covenants are subject to certain exceptions and qualifications. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2012, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at June 30, 2012.
Senior Secured Credit Facility
We maintain a senior secured credit facility pursuant to a revolving credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents (as amended on July 27, 2011, the “2011 Credit Facility”). The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $550.0 million, all of which will mature no later than March 31, 2016.
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
The 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated total funded indebtedness to total capitalization be no greater than the percentages specified below:

Fiscal Quarter Ending	Ratio
June 30, 2012 through September 30, 2012	47.5%
December 31, 2012 and thereafter	45%

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
We were in compliance with these covenants at June 30, 2012. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of June 30, 2012, we had borrowings of $190.0 million outstanding under the revolving credit facility and $59.0 million of letters of credit outstanding, leaving $301.0 million of available borrowing capacity under the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.70% for the three-month period ended June 30, 2012.
Capital Lease Agreements
We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of June 30, 2012, there was $1.1 million outstanding under such equipment leases.
Off-Balance Sheet Arrangements
At June 30, 2012 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements
As of June 30, 2012, we had cash and cash equivalents of $28.3 million, available borrowing capacity of $301.0 million under our 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
During the six months ended June 30, 2012, our capital expenditures totaled $309.3 million, primarily related to the deployment of heavy duty workover rigs to Mexico, the purchase of premium drill pipe and major maintenance of our existing fleet and equipment. Our capital expenditures program for 2012 has been reduced from $450 million to $350 million in response to changing market conditions, including lower commodity prices, reduced activity levels in natural gas markets, and increased service capacity in oil markets. However, our actual capital expenditures for the year may modestly exceed our $350 million budget depending on our ability to cancel or defer delivery of certain previously ordered, long lead time items. Capital expenditures for the remainder of 2012 are expected to be directed primarily towards premium workover rigs and rental equipment for high investment return opportunities in both the U.S. and international markets. We currently anticipate funding our remaining 2012 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2012, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2012 to April 30, 2012	19,918	$14.17	—	$—
May 1, 2012 to May 31, 2012	4,429	10.84	—	—
June 1, 2012 to June 30, 2012	17,106	8.89	—	—
Total	41,453	$11.63	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	August 3, 2012	By:	/s/ T.M. Whichard III
T.M. Whichard III
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2
Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3
Fifth Amended and Restated By-laws of Key Energy Services, Inc. as amended through July 19, 2012. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on July 20, 2012, File No. 001-08038.)

10.1	Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Appendix A of our Proxy Statement on Schedule 14A filed on April 11, 2012, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith