Form 10-Q
period 2012-09-30
KEY ENERGY SERVICES INC
filed 2012-11-08
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2012, the number of outstanding shares of common stock of the registrant was 151,112,107.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2012

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,332	$35,443
Accounts receivable, net of allowance for doubtful accounts of $2,447 and $8,013, respectively	416,783	379,533
Inventories	45,392	25,968
Other current assets	127,540	99,276
Current assets held for sale	—	60,343
Total current assets	628,047	600,563
Property and equipment	2,542,744	2,184,810
Accumulated depreciation	(1,098,814)	(987,510)
Property and equipment, net	1,443,930	1,197,300
Goodwill	625,938	622,773
Other intangible assets, net	65,923	81,867
Deferred financing costs, net	17,277	14,771
Deposits	12,584	43,685
Equity method investments	1,019	918
Other assets	25,205	14,360
Non-current assets held for sale	—	22,883
TOTAL ASSETS	$2,819,923	$2,599,120
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$100,441	$71,736
Other current liabilities	207,382	174,183
Current portion of capital leases and long-term debt	723	1,694
Current liabilities directly associated with assets held for sale	—	41,890
Total current liabilities	308,546	289,503
Capital leases and long-term debt	903,250	773,975
Other non-current liabilities	338,542	321,011
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 151,111,378 and 150,733,022 shares issued and outstanding	15,111	15,073
Additional paid-in capital	922,633	915,400
Accumulated other comprehensive loss	(6,230)	(58,231)
Retained earnings	306,251	312,114
Total equity attributable to Key	1,237,765	1,184,356
Noncontrolling interest	31,820	30,275
Total equity	1,269,585	1,214,631
TOTAL LIABILITIES AND EQUITY	$2,819,923	$2,599,120
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES	$490,851	$468,542	$1,493,599	$1,247,493
COSTS AND EXPENSES:
Direct operating expenses	335,799	285,804	991,292	795,053
Depreciation and amortization expense	52,947	41,708	156,588	120,047
General and administrative expenses	53,567	59,063	172,566	159,861
Operating income	48,538	81,967	173,153	172,532
Loss on early extinguishment of debt	—	—	—	46,451
Interest expense, net of amounts capitalized	13,962	10,554	39,574	30,003
Other, net	(1,529)	590	(3,938)	(9,932)
Income from continuing operations before tax	36,105	70,823	137,517	106,010
Income tax expense	(12,915)	(25,077)	(49,147)	(36,706)
Income from continuing operations	23,190	45,746	88,370	69,304
Loss from discontinued operations, net of tax (expense) benefit of $(13,551), $-, $4,304 and $-, respectively	(60,209)	(2,308)	(93,568)	(8,218)
Net income (loss)	(37,019)	43,438	(5,198)	61,086
Income (loss) attributable to noncontrolling interest	1,075	(730)	665	(1,027)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(38,094)	$44,168	$(5,863)	$62,113
Income from continuing operations attributable to Key:
Income from continuing operations	$23,190	$45,746	$88,370	$69,304
Income (loss) attributable to noncontrolling interest	1,075	(730)	665	(1,027)
Income from continuing operations attributable to Key	$22,115	$46,476	$87,705	$70,331
Earnings per share from continuing operations attributable to Key:
Basic and diluted	$0.15	$0.31	$0.58	$0.49
Loss per share from discontinued operations:
Basic and diluted	$(0.40)	$(0.01)	$(0.62)	$(0.06)
Earnings (loss) per share attributable to Key:
Basic and diluted	$(0.25)	$0.30	$(0.04)	$0.43
Weighted average shares outstanding:
Basic	151,105	147,722	151,108	144,274
Diluted	151,110	148,088	151,124	144,713
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
INCOME FROM CONTINUING OPERATIONS	$23,190	$45,746	$88,370	$69,304
Other comprehensive income (loss), net of tax:
Translation adjustments arising during the year	3,510	(6,781)	989	(6,433)
Reclassification adjustment for sales of foreign subsidiaries	51,892	—	51,892	—
Gain on sale of equity method investment	—	—	—	1,061
Total other comprehensive income (loss), net of tax	55,402	(6,781)	52,881	(5,372)
COMPREHENSIVE INCOME FROM CONTINUING OPERATIONS, NET OF TAX	78,592	38,965	141,251	63,932
Comprehensive loss from discontinued operations	(60,209)	(2,308)	(93,568)	(8,218)
COMPREHENSIVE INCOME	18,383	36,657	47,683	55,714
Comprehensive (income) loss attributable to noncontrolling interest	(3,083)	5,444	(1,545)	2,568
COMPREHENSIVE INCOME ATTRIBUTABLE TO KEY	$15,300	$42,101	$46,138	$58,282
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,198)	$61,086
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	156,588	122,116
Asset retirements and impairments	84,732	—
Bad debt expense	830	2,249
Accretion of asset retirement obligations	448	443
Loss (income) from equity method investments	635	(604)
Gain on sale of equity method investment	—	(4,783)
Loss on early extinguishment of debt	—	46,451
Amortization of deferred financing costs and premium	1,984	1,374
Deferred income tax expense	30,365	29,659
Capitalized interest	(1,053)	(1,391)
Loss (gain) on disposal of assets, net	462	(663)
Share-based compensation	10,784	12,254
Excess tax benefits from share-based compensation	(4,047)	(5,358)
Changes in working capital:
Accounts receivable	(27,538)	(137,350)
Other current assets	(57,956)	(15,648)
Accounts payable, accrued interest and accrued expenses	57,290	46
Share-based compensation liability awards	1,486	72
Other assets and liabilities	15,583	(6,951)
Net cash provided by operating activities	265,395	103,002
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(399,735)	(245,910)
Proceeds from sale of fixed assets	10,679	8,832
Proceeds from sale of assets held for sale	2,000	—
Acquisition, net of cash acquired of $1,067	—	(188,629)
Investment in Wilayat Key Energy, LLC	(676)	—
Proceeds from sale of equity method investments	—	11,965
Net cash used in investing activities	(387,732)	(413,742)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(460,509)
Proceeds from long-term debt	205,000	475,000
Repayments of capital lease obligations	(1,649)	(3,093)
Proceeds from borrowings on revolving credit facility	235,000	363,000
Repayments on revolving credit facility	(310,000)	(98,000)
Payment of deferred financing costs	(4,547)	(16,015)
Repurchases of common stock	(7,450)	(5,473)
Proceeds from exercise of stock options	896	7,830
Excess tax benefits from share-based compensation	4,047	5,358
Other financing activities	7,264	—
Net cash provided by financing activities	128,561	268,098
Effect of changes in exchange rates on cash	(3,335)	5,332
Net increase (decrease) in cash and cash equivalents	2,889	(37,310)
Cash and cash equivalents, beginning of period	35,443	56,628
Cash and cash equivalents, end of period	$38,332	$19,318

	Nine months ended
	September 30,
	2012	2011
Supplemental cash flow information:
Non-cash investing activities:
Sale of Argentina operations/Notes Receivable	12,955	—
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc., and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations in Mexico, Colombia, the Middle East, and Russia. In addition, we have a technology development and control systems business based in Canada. Our operations in Argentina were sold during the third quarter of 2012. See “Note 3. Discontinued Operations” for further discussion.
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
As of December 31, 2011, the functional currency for Mexico and Canada was the local currency. Due to significant changes in economic facts and circumstances, the functional currency for these countries was changed to the U.S. dollar effective January 1, 2012.
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
NOTE 3. DISCONTINUED OPERATIONS
On September 14, 2012, we completed the sale of our Argentina operations for approximately $12.5 million, net of transaction costs. The $12.5 million net proceeds from the sale of Argentina operations includes $2.0 million received in cash and the balance in notes receivable. In connection with the sale, we recognized a total loss of $85.7 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in Accumulated other comprehensive loss.We are reporting the results of Argentina's operations in discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands)
REVENUES	$20,026	$32,773	$75,815	$90,175
COSTS AND EXPENSES:
Direct operating expenses	18,122	28,853	72,664	82,024
Depreciation and amortization expense	—	633	143	2,069
General and administrative expenses	2,756	3,869	11,232	10,853
Impairment and other charges	44,298	—	85,755	—
Operating loss	(45,150)	(582)	(93,979)	(4,771)
Interest expense, net of amounts capitalized	31	682	168	1,585
Other expense, net	1,477	1,044	3,725	1,862
Loss before tax	(46,658)	(2,308)	(97,872)	(8,218)
Income tax (expense) benefit	(13,551)	—	4,304	—
Loss from discontinued operations	$(60,209)	$(2,308)	$(93,568)	$(8,218)

NOTE 4. ACQUISITIONS
2011 Acquisitions
Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”). On August 5, 2011, we completed our acquisition of Edge. We accounted for this acquisition as a business combination. The results of operations for Edge have been included in our consolidated financial statements from the acquisition date.
The total consideration for the acquisition was approximately $305.9 million, consisting of approximately 7.5 million shares of our common stock and $187.9 million in cash, which included $26.3 million to reimburse Edge for growth capital expenditures incurred between March 1, 2011 and the date of closing, net of working capital adjustments of $1.8 million. We finalized the purchase accounting related to this acquisition as of June 30, 2012. The following table summarizes the fair values of the assets acquired and liabilities assumed.

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
Included in our consolidated statements of operations for the three- and nine-month periods ended September 30, 2012, related to this acquisition are revenues of approximately $15.8 million and $75.3 million, respectively, and operating income of $(7.4) million and $5.9 million, respectively.
The following represents the pro forma consolidated income statements as if the Edge acquisition had been included in our consolidated results as of January 1, 2011 for the three- and nine-month periods ended September 30, 2011. The three- and nine-month periods ended September 30, 2012 have been included for comparative purposes:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(unaudited) (in thousands, except per share amounts)
REVENUES	$490,851	$514,602	$1,493,599	$1,353,279
COSTS AND EXPENSES:
Direct operating expenses	335,799	307,322	991,292	840,302
Depreciation and amortization expense (1)	52,947	45,716	156,588	132,071
General and administrative expenses (2)	53,567	63,579	172,566	174,410
Operating income	48,538	97,985	173,153	206,496
Loss on early extinguishment of debt	—	—	—	46,451
Interest expense, net of amounts capitalized	13,962	11,326	39,574	32,064
Other income, net	(1,529)	1,362	(3,938)	(8,019)
Income from continuing operations before tax	36,105	85,297	137,517	136,000
Income tax expense (3)	(12,915)	(30,195)	(49,147)	(48,552)
Income from continuing operations	23,190	55,102	88,370	87,448
Loss from discontinued operations, net of tax	(60,209)	(2,308)	(93,568)	(8,218)
Net income	(37,019)	52,794	(5,198)	79,230
Income (loss) attributable to noncontrolling interest	1,075	(730)	665	(1,027)
INCOME ATTRIBUTABLE TO KEY	$(38,094)	$53,524	$(5,863)	$80,257
Earnings per share attributable to Key:
Basic and diluted	$(0.25)	$0.35	$(0.04)	$0.53
Weighted average shares outstanding (4):
Basic	151,105	150,676	151,108	150,274
Diluted	151,110	151,044	151,124	150,713
Pro Forma Adjustments

(1)
Depreciation and amortization expense for the three and nine months ended September 30, 2011 has been adjusted to reflect the additional expense that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied on January 1, 2011.

(2)	General and administrative expenses for the three and nine months ended September 30, 2011 have been adjusted to include $3.6 million of transaction costs.

(3)
Income tax expense for the three and nine months ended September 30, 2011 has been adjusted to reflect applicable corporate tax as if Edge had been acquired and converted from its limited liability company status on January 1, 2011.

(4)	Weighted average shares outstanding has been adjusted to reflect the issuance of shares in the Edge transaction as if the transaction occurred on January 1, 2011.
These unaudited pro forma results, based on assumptions deemed appropriate by management, have been prepared for informational purposes only and are not necessarily indicative of our results if the acquisition had occurred on January 1, 2011 for the three- and nine-month periods ended September 30, 2011. These amounts have been calculated after applying our accounting policies and adjusting the results of Edge as if these changes had been applied on January 1, 2011, together with the consequential tax effects.
Equity Energy Company (“EEC”). In January 2011, we acquired 10 saltwater disposal (“SWD”) wells from EEC for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.

NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Other current assets:
Deferred tax assets	$45,410	$54,646
Prepaid current assets	21,346	24,330
Reinsurance receivable	10,218	8,731
VAT asset	43,269	9,883
Other	7,297	1,686
Total	$127,540	$99,276
The table below presents comparative detailed information about other current liabilities at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$50,424	$51,558
Accrued operating expenditures	49,697	41,332
Income, sales, use and other taxes	64,242	27,764
Self-insurance reserve	33,450	32,030
Accrued interest	4,025	10,870
Insurance premium financing	950	8,358
Share-based compensation and other liabilities	4,594	2,271
Total	$207,382	$174,183
The table below presents comparative detailed information about other non-current assets at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Other non-current assets:
Reinsurance receivable	$10,419	$8,960
Deferred tax assets	4,068	3,885
Other	10,718	1,515
Total	$25,205	$14,360

The table below presents comparative detailed information about other non-current liabilities at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(in thousands)
Other non-current liabilities:
Deferred tax liabilities	$276,858	$261,072
Accrued insurance costs	32,803	30,854
Asset retirement obligations	11,576	11,928
Environmental liabilities	4,544	3,953
Income, sales, use and other taxes	7,500	7,191
Accrued rent	1,564	1,977
Other	3,697	4,036
Total	$338,542	$321,011
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2011	$595,049	$27,724	$622,773
Purchase price and other adjustments, net	2,409	—	2,409
Impact of foreign currency translation	—	756	756
September 30, 2012	$597,458	$28,480	$625,938
The carrying amount of goodwill as of December 31, 2011 excludes $0.7 million of goodwill related to our Argentina operations sold during the third quarter of 2012. During the nine months ended September 30, 2012, we impaired all the goodwill related to our Argentina operations to adjust the value of the disposal group. See “Note 3. Discontinued Operations” for further discussion. Purchase price adjustments during the nine months ended September 30, 2012, relate to the Edge acquisition. See “Note 4. Acquisitions” for further discussion.

The components of our other intangible assets as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Noncompete agreements:
Gross carrying value	$18,132	$19,242
Accumulated amortization	(14,254)	(12,278)
Net carrying value	$3,878	$6,964
Patents, trademarks and tradename:
Gross carrying value	$14,519	$13,393
Accumulated amortization	(431)	(655)
Net carrying value	$14,088	$12,738
Customer relationships and contracts:
Gross carrying value	$100,404	$101,064
Accumulated amortization	(57,380)	(43,098)
Net carrying value	$43,024	$57,966
Developed technology:
Gross carrying value	$8,451	$7,592
Accumulated amortization	(3,518)	(3,393)
Net carrying value	$4,933	$4,199
The changes in the carrying amount of other intangible assets are as follows (in thousands):

December 31, 2011	$81,867
Additions	519
Purchase price adjustments	640
Amortization expense	(17,620)
Impact of foreign currency translation	517
September 30, 2012	$65,923

Of our intangible assets at September 30, 2012, $13.6 million is an indefinite-lived tradename and not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2012	2013	2014	2015	2016	2017
		(in thousands)
Noncompete agreements	1.9	$801	$1,739	$1,338	$—	$—	$—
Patents and trademarks	5.7	94	123	123	54	40	40
Customer relationships and contracts	5.6	4,871	16,949	7,959	5,097	3,451	2,430
Developed technology	18.3	95	379	379	221	221	221
Total intangible asset amortization expense		$5,861	$19,190	$9,799	$5,372	$3,712	$2,691
Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $6 million and $5 million for the three months ended September 30, 2012 and 2011, respectively, and $17.6 million and $13.0 million for the nine months ended September 30, 2012 and 2011, respectively.

NOTE 7. LONG-TERM DEBT
As of September 30, 2012 and December 31, 2011, the components of our long-term debt were as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$475,000
8.375% Senior Notes due 2014	3,573	3,573
Senior Secured Credit Facility revolving loans due 2016	220,000	295,000
Net unamortized premium on debt	4,676	—
Capital lease obligations	724	2,096
Total debt	903,973	775,669
Less current portion	(723)	(1,694)
Long-term debt and capital leases	$903,250	$773,975
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

The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility (defined below). We were in compliance with these covenants at September 30, 2012.
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
These covenants are subject to certain exceptions and qualifications. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2012, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at September 30, 2012.
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

•
we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least 2:00 to 1:00;

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
We were in compliance with these covenants at September 30, 2012. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of September 30, 2012, we had borrowings of $220.0 million outstanding under the revolving credit facility and $59.0 million of letters of credit outstanding, leaving $271.0 million of available borrowing capacity subject to compliance with the terms of the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.70% for the three-month period ended September 30, 2012.
NOTE 8. OTHER, NET
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other, net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$(12)	$(1)	$(26)	$(23)
Foreign exchange (gain) loss	(1,341)	641	(3,047)	(3,869)
Gain on sale of equity method investment	—	—	—	(4,783)
Other (income) expense, net	(176)	(50)	(865)	(1,257)
Total	$(1,529)	$590	$(3,938)	$(9,932)

NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates on continuing operations for the three months ended September 30, 2012 and 2011 were 35.8% and 35.4%, respectively, and 35.7% and 34.6% for the nine months ended September 30, 2012 and 2011, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, permanent differences impacting mainly the U.S. effective rate, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of September 30, 2012 and December 31, 2011, we had $1.8 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax benefit of less than $0.1 million in the quarter ended September 30, 2012 and a tax benefit of $0.4 million in quarter ended September 30, 2011 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.7 million and $0.6 million for the payment of interest and penalties as of September 30, 2012 and December 31, 2011, respectively. We believe that it is reasonably possible that $0.7 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three or nine months ended September 30, 2012 and 2011.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $0.4 million of other liabilities related to litigation that are deemed probable and reasonably estimable as of September 30, 2012. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of September 30, 2012 and December 31, 2011, we have recorded $66.3 million and $62.9 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $20.6 million and $17.7 million of insurance receivables as of September 30, 2012 and December 31, 2011, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of September 30, 2012 and December 31, 2011, we have recorded $4.5 million and $4.0 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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
The components of our earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income from continuing operations attributable to Key	$22,115	$46,476	$87,705	$70,331
Loss from discontinued operations, net of tax	(60,209)	(2,308)	(93,568)	(8,218)
Income (loss) attributable to Key	$(38,094)	$44,168	$(5,863)	$62,113
Denominator
Weighted average shares outstanding	151,105	147,722	151,108	144,274
Basic earnings per share from continuing operations attributable to Key	$0.15	$0.31	$0.58	$0.49
Basic loss per share from discontinued operations	(0.40)	(0.01)	(0.62)	(0.06)
Basic earnings (loss) per share attributable to Key	$(0.25)	$0.30	$(0.04)	$0.43
Diluted EPS Calculation:
Numerator
Income from continuing operations attributable to Key	$22,115	$46,476	$87,705	$70,331
Loss from discontinued operations, net of tax	(60,209)	(2,308)	(93,568)	(8,218)
Income (loss) attributable to Key	$(38,094)	$44,168	$(5,863)	$62,113
Denominator
Weighted average shares outstanding	151,105	147,722	151,108	144,274
Stock options	5	298	16	330
Warrants	—	—	—	46
Stock appreciation rights	—	68	—	63
Total	151,110	148,088	151,124	144,713
Diluted earnings per share from continuing operations attributable to Key	$0.15	$0.31	$0.58	$0.49
Diluted loss per share from discontinued operations	(0.40)	(0.01)	(0.62)	(0.06)
Diluted earnings (loss) per share attributable to Key	$(0.25)	$0.30	$(0.04)	$0.43
The diluted earnings per share calculations for the three and nine months ended September 30, 2012 and 2011 exclude the potential exercise of 2.0 million, 2.0 million, less than 0.1 million and 0.1 million stock options, respectively. These options were considered anti-dilutive because the exercise prices exceeded the average price of our stock during those periods. For each of the three and nine months ended September 30, 2012, 0.4 million of our stock appreciation rights (“SARs”) were anti-dilutive. None of our SARs were anti-dilutive for the three and nine months ended September 30, 2011. There were no events occurring after September 30, 2012 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.4 million and $2.7 million during the three months ended September 30, 2012 and 2011, respectively, and the related income tax benefit recognized was $0.9 million and $1.0 million, respectively, for the same periods. We recognized employee share-based compensation expense of $10.7 million and $10.6 million during the nine months ended September 30, 2012 and 2011, respectively, and the related income tax benefit recognized was $3.9 million and $3.8 million, respectively, for the same periods. We did not capitalize any share-based compensation during the three- and nine-month periods ended September 30, 2012 and 2011.
The unrecognized compensation costs related to our unvested stock options, restricted shares and phantom shares as of September 30, 2012 are estimated to be less than $0.1 million, $14.2 million and less than $0.1 million, respectively, and are expected to be recognized over a weighted-average period of 0.2 years, 1 years and 0.1 years, respectively.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of September 30, 2012, the fair value of outstanding performance units was $0.6 million, and is being accreted to compensation expense over the vesting terms of the awards. As of September 30, 2012, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.4 million and is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of September 30, 2012 and December 31, 2011, there were zero and less than $0.1 million, respectively, of retention loans outstanding under this program.
Transactions with Affiliates
In October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of September 30, 2012 and December 31, 2011, our receivables from these related parties totaled $0.8 million and $0.2 million, respectively. Revenues from these customers for the three-month periods ended September 30, 2012 and 2011 totaled $0.8 million and $0.4 million, respectively, and $2.5 million and $2.5 million for the nine-month periods ended September 30, 2012 and 2011, respectively.
Board of Director Relationships
A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $9.9 million and $8.5 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $33.6 million and $26.4 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Receivables outstanding from Anadarko were approximately $3.5 million and $5.1 million as of September 30, 2012 and December 31, 2011, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services to us related to our general and administrative cost restructuring initiative. Payments to Proudfoot were zero and $1.9 million for the three and nine months ended September 30, 2012, respectively. There were no payments made to Proudfoot for the three or nine months ended September 30, 2011.
A former member of our board of directors who resigned in May 2011 is a member and managing director of the general partner of the indirect majority owner of one of our customers. Sales to this customer were less than $0.1 million and $0.3 million for the three months ended September 30, 2012 and 2011, respectively, and $0.3 million and $0.9 million for the nine months ended September 30, 2012 and 2011, respectively. Receivables outstanding from this customer were less than $0.1 million as of September 30, 2012 and December 31, 2011.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2012 and December 31, 2011.
Cash, cash equivalents, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable - related parties	$775	$775	$735	$735
Notes receivable - Argentina operations sale	12,955	12,955	—	—
Financial liabilities:
6.75% Senior Notes issued March 4, 2011	$475,000	$482,125	$475,000	$472,625
6.75% Senior Notes issued March 8, 2012	204,676	204,000	—	—
8.375% Senior Notes	3,573	3,678	3,573	3,731
Credit Facility revolving loans	220,000	220,000	295,000	295,000
Notes and accounts receivable — related parties. The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values due to their short-term nature as of the applicable balance sheet dates.
Notes receivable — Argentina operations sale. The fair value of these notes receivable is based upon the quoted market Treasury rates as of the twelve, eighteen and twenty-four month maturity dates indicated. The carrying values of these items approximate their fair values due to the nature of the rates used to discount each note.
6.75% Senior Notes due 2021 (issued March 4, 2011). The fair value of our Initial 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2012 was $475.0 million, and the fair value was $482.1 million (101.5% of carrying value).
6.75% Senior Notes due 2021 (issued March 8, 2012). The fair value of our Additional 2021 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2012, excluding the premium on debt of $4.7 million, was $200.0 million, and the fair value was $204.0 million (102% of carrying value).
8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2012 was $3.6 million, and the fair value was $3.7 million (102.94% of carrying value).
Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of September 30, 2012 were $220.0 million.
NOTE 15. SEGMENT INFORMATION
Our operating segments are U.S. and International. We also have a “Functional Support” segment associated with managing each of our reportable operating segments. Our domestic rig services, fluid management services, fishing and rental services, and coiled tubing services are aggregated within our U.S. reportable segment. Our international rig services business and our Canadian technology development group are aggregated within our International reportable segment. We evaluate the performance of our operating segments based on revenue and income measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:
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
The completion and recompletion services provided by our rigs prepare wells for production, whether they be a newly drilled well, or a well that was recently extended through a workover operation. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a well service rig and may also provide other equipment to assist in the completion process. The completion process usually takes a few days to several weeks, depending on the nature of the completion.
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
In the Middle East, we operate in a joint venture in which we have a controlling financial interest. Our operations in the Middle East consist mainly of workover services in the Kingdom of Bahrain, and during the third quarter of 2012, we opened new operations in Oman.
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

The following tables set forth our unaudited segment information as of and for the three- and nine-month periods ended September 30, 2012 and September 30, 2011 (in thousands):

As of and for the three months ended September 30, 2012
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$397,814	$93,037	$—	$—	$490,851
Intersegment revenues	—	1,936	—	(1,936)	—
Depreciation and amortization	45,119	4,934	2,894	—	52,947
Other operating expenses	292,559	68,744	28,063	—	389,366
Operating income (loss)	60,136	19,359	(30,957)	—	48,538
Interest expense, net of amounts capitalized	2	104	13,856	—	13,962
Income (loss) from continuing operations before tax	60,283	20,744	(44,922)	—	36,105
Long-lived assets(1)	1,831,041	318,166	278,041	(235,372)	2,191,876
Total assets	2,636,399	509,862	302,528	(628,866)	2,819,923
Capital expenditures, excluding acquisitions	54,225	29,365	6,817	—	90,407

As of and for the three months ended September 30, 2011
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$411,789	$56,753	$—	$—	$468,542
Intersegment revenues	4,342	2,721	1,394	(8,457)	—
Depreciation and amortization	35,514	3,691	2,503	—	41,708
Other operating expenses	270,068	40,725	34,074	—	344,867
Operating income (loss)	106,207	12,337	(36,577)	—	81,967
Interest expense, net of amounts capitalized	(26)	(3)	10,583	—	10,554
Income (loss) from continuing operations before tax	106,280	11,723	(47,180)	—	70,823
Long-lived assets(1)	1,760,562	190,216	236,549	(284,976)	1,902,351
Total assets	2,186,779	424,409	383,026	(525,232)	2,468,982
Capital expenditures, excluding acquisitions	55,691	7,995	4,147	—	67,833

As of and for the nine months ended September 30, 2012
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$1,254,433	$239,166	$—	$—	$1,493,599
Intersegment revenues	—	4,088	15	(4,103)	—
Depreciation and amortization	134,308	13,407	8,873	—	156,588
Other operating expenses	886,034	179,916	97,908	—	1,163,858
Operating income (loss)	234,091	45,843	(106,781)	—	173,153
Interest expense, net of amounts capitalized	14	118	39,442	—	39,574
Income (loss) from continuing operations before tax	234,365	49,044	(145,892)	—	137,517
Long-lived assets(1)	1,831,041	318,166	278,041	(235,372)	2,191,876
Total assets	2,636,399	509,862	302,528	(628,866)	2,819,923
Capital expenditures, excluding acquisitions	219,041	154,142	26,552	—	399,735

As of and for the nine months ended September 30, 2011
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$1,109,148	$138,345	$—	$—	$1,247,493
Intersegment revenues	4,342	6,731	1,394	(12,467)	—
Depreciation and amortization	101,767	9,832	8,448	—	120,047
Other operating expenses	756,325	104,042	94,547	—	954,914
Operating income (loss)	251,056	24,471	(102,995)	—	172,532
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Interest expense, net of amounts capitalized	27	5	29,971	—	30,003
Income (loss) from continuing operations before tax	252,293	27,863	(174,146)	—	106,010
Long-lived assets(1)	1,760,562	190,216	236,549	(284,976)	1,902,351
Total assets	2,186,779	424,409	383,026	(525,232)	2,468,982
Capital expenditures, excluding acquisitions	206,246	28,900	10,764	—	245,910

(1)	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.

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

CONDENSED CONSOLIDATING BALANCE SHEETS
	September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Assets:
Current assets	$80,544	$489,449	$58,054	$—	$628,047
Property and equipment, net	—	1,352,046	91,884	—	1,443,930
Goodwill	—	597,458	28,480	—	625,938
Deferred financing costs, net	17,277	—	—	—	17,277
Intercompany notes and accounts receivable and investment in subsidiaries	3,235,184	1,025,982	7,926	(4,269,092)	—
Other assets	8,068	52,975	43,688	—	104,731
Non-current assets held for sale	—	—	—	—	—
TOTAL ASSETS	$3,341,073	$3,517,910	$230,032	$(4,269,092)	$2,819,923
Liabilities and equity:
Current liabilities	$27,268	$249,106	$32,172	$—	$308,546
Long-term debt and capital leases, less current portion	903,249	1	—	—	903,250
Intercompany notes and accounts payable	866,048	2,578,077	34,155	(3,478,280)	—
Deferred tax liabilities	272,719	4,545	(406)	—	276,858
Other long-term liabilities	2,204	59,480	—	—	61,684
Equity	1,269,585	626,701	164,111	(790,812)	1,269,585
TOTAL LIABILITIES AND EQUITY	$3,341,073	$3,517,910	$230,032	$(4,269,092)	$2,819,923

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$67,027	$431,829	$101,707	$—	$600,563
Property and equipment, net	—	1,126,013	71,287	—	1,197,300
Goodwill	—	595,049	27,724	—	622,773
Deferred financing costs, net	14,771	—	—	—	14,771
Intercompany notes and accounts receivable and investment in subsidiaries	2,896,684	896,086	(947)	(3,791,823)	—
Other assets	104	99,098	41,628	—	140,830
Non-current assets held for sale	—	—	22,883	—	22,883
TOTAL ASSETS	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120
Liabilities and equity:
Current liabilities	$77,077	$146,113	$66,313	$—	$289,503
Long-term debt and capital leases, less current portion	773,573	402	—	—	773,975
Intercompany notes and accounts payable	720,033	2,309,733	61,823	(3,091,589)	—
Deferred tax liabilities	191,206	69,822	44	—	261,072
Other long-term liabilities	2,066	57,873	—	—	59,939
Equity	1,214,631	564,132	136,102	(700,234)	1,214,631
TOTAL LIABILITIES AND EQUITY	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$467,517	$43,798	$(20,464)	$490,851
Direct operating expense	—	323,708	30,594	(18,503)	335,799
Depreciation and amortization expense	—	50,843	2,104	—	52,947
General and administrative expense	243	51,009	5,561	(3,246)	53,567
Operating (loss) income	(243)	41,957	5,539	1,285	48,538
Interest expense, net of amounts capitalized	14,234	(376)	106	(2)	13,962
Other (income) expense, net	(3,044)	(1,050)	120	2,445	(1,529)
(Loss) income from continuing operations before taxes	(11,433)	43,383	5,313	(1,158)	36,105
Income tax expense	(10,023)	(1,583)	(1,309)	—	(12,915)
(Loss) income from continuing operations	(21,456)	41,800	4,004	(1,158)	23,190
Discontinued operations	—	—	(60,209)	—	(60,209)
Net (loss) income	(21,456)	41,800	(56,205)	(1,158)	(37,019)
Income attributable to noncontrolling interest	—	—	1,075	—	1,075
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(21,456)	$41,800	$(57,280)	$(1,158)	$(38,094)

	Three Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$449,610	$28,760	$(9,828)	$468,542
Direct operating expense	—	274,283	20,661	(9,140)	285,804
Depreciation and amortization expense	—	40,158	1,549	1	41,708
General and administrative expense	255	55,827	5,106	(2,125)	59,063
Operating (loss) income	(255)	79,342	1,444	1,436	81,967
Interest expense, net of amounts capitalized	10,898	(341)	(3)	—	10,554
Other (income) expense, net	(772)	490	696	176	590
(Loss) income from continuing operations before taxes	(10,381)	79,193	751	1,260	70,823
Income tax (expense) benefit	(21,458)	(3,880)	261	—	(25,077)
(Loss) income from continuing operations	(31,839)	75,313	1,012	1,260	45,746
Discontinued operations	—	—	(2,308)	—	(2,308)
Net (loss) income	(31,839)	75,313	(1,296)	1,260	43,438
Loss attributable to noncontrolling interest	—	—	(730)	—	(730)
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(31,839)	$75,313	$(566)	$1,260	$44,168

	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$1,425,832	$118,393	$(50,641)	$1,493,599
Direct operating expense	—	950,484	84,285	(43,477)	991,292
Depreciation and amortization expense	—	150,864	5,724	—	156,588
General and administrative expense	815	162,015	18,164	(8,428)	172,566
Operating (loss) income	(800)	162,469	10,220	1,264	173,153
Interest expense, net of amounts capitalized	40,494	(1,034)	116	(2)	39,574
Other (income) expense, net	(4,551)	(393)	(1,609)	2,615	(3,938)
(Loss) income from continuing operations before taxes	(36,743)	163,896	11,713	(1,349)	137,517
Income tax expense	(42,970)	(3,165)	(3,012)	—	(49,147)
(Loss) income from continuing operations	(79,713)	160,731	8,701	(1,349)	88,370
Discontinued operations	—	—	(93,568)	—	(93,568)
Net (loss) income	(79,713)	160,731	(84,867)	(1,349)	(5,198)
Income attributable to noncontrolling interest	—	—	665	—	665
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(79,713)	$160,731	$(85,532)	$(1,349)	$(5,863)

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,201,445	$73,586	$(27,538)	$1,247,493
Direct operating expense	—	764,879	54,830	(24,656)	795,053
Depreciation and amortization expense	—	115,936	4,112	(1)	120,047
General and administrative expense	922	149,599	13,753	(4,413)	159,861
Operating (loss) income	(922)	171,031	891	1,532	172,532
Interest expense, net of amounts capitalized	31,382	(1,384)	5	—	30,003
Loss on early extinguishment of debt	46,451	—	—	—	46,451
Other (income) expense, net	(5,880)	(3,578)	(773)	299	(9,932)
(Loss) income from continuing operations before taxes	(72,875)	175,993	1,659	1,233	106,010
Income tax expense	(33,403)	(3,000)	(303)	—	(36,706)
(Loss) income from continuing operations	(106,278)	172,993	1,356	1,233	69,304
Discontinued operations	—	—	(8,218)	—	(8,218)
Net (loss) income	(106,278)	172,993	(6,862)	1,233	61,086
Loss attributable to noncontrolling interest	—	—	(1,027)	—	(1,027)
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(106,278)	$172,993	$(5,835)	$1,233	$62,113

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$12,904	$239,511	$12,980	$—	$265,395
Cash flows from investing activities:
Capital expenditures	—	(386,041)	(13,694)	—	(399,735)
Intercompany notes and accounts	676	117,609	—	(118,285)	—
Other investing activities, net	(676)	12,679	—	—	12,003
Net cash used in investing activities	—	(255,753)	(13,694)	(118,285)	(387,732)
Cash flows from financing activities:
Repayments of long-term debt	—	—	—	—	—
Proceeds from long-term debt	205,000	—	—	—	205,000
Repayment of capital lease obligations	—	(1,649)	—	—	(1,649)
Proceeds from borrowings on revolving credit facility	235,000	—	—	—	235,000
Repayments on revolving credit facility	(310,000)	—	—	—	(310,000)
Payment of deferred financing costs	(4,547)	—	—	—	(4,547)
Repurchases of common stock	(7,450)	—	—	—	(7,450)
Intercompany notes and accounts	(117,609)	(676)	—	118,285	—
Other financing activities, net	(394)	10,914	1,687	—	12,207
Net cash provided by financing activities	—	8,589	1,687	118,285	128,561
Effect of changes in exchange rates on cash	—	—	(3,335)	—	(3,335)
Net increase (decrease) in cash and cash equivalents	12,904	(7,653)	(2,362)	—	2,889
Cash and cash equivalents at beginning of period	21,673	7,985	5,785	—	35,443
Cash and cash equivalents at end of period	$34,577	$332	$3,423	$—	$38,332

	Nine Months Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided (used in) by operating activities	$—	$104,360	$(1,358)	$—	$103,002
Cash flows from investing activities:
Capital expenditures	—	(235,732)	(10,178)	—	(245,910)
Acquisition	—	(188,629)	—	—	(188,629)
Intercompany notes and accounts	—	260,492	—	(260,492)	—
Other investing activities, net	—	20,797	—	—	20,797
Net cash used in investing activities	—	(143,072)	(10,178)	(260,492)	(413,742)
Cash flows from financing activities:
Repayments of long-term debt	(460,509)	—	—	—	(460,509)
Proceeds from long-term debt	475,000	—	—	—	475,000
Repayment of capital lease obligations	—	(3,093)	—	—	(3,093)
Proceeds from borrowings on revolving credit facility	363,000	—	—	—	363,000
Repayments on revolving credit facility	(98,000)	—	—	—	(98,000)
Payment of deferred financing costs	(16,015)	—	—	—	(16,015)
Repurchases of common stock	(5,473)	—	—	—	(5,473)
Intercompany notes and accounts	(260,492)	—	—	260,492	—
Other financing activities, net	13,188	—	—	—	13,188
Net cash (used in) provided by financing activities	10,699	(3,093)	—	260,492	268,098
Effect of changes in exchange rates on cash	—	—	5,332	—	5,332
Net increase (decrease) in cash and cash equivalents	10,699	(41,805)	(6,204)	—	(37,310)
Cash and cash equivalents at beginning of period	—	42,973	13,655	—	56,628
Cash and cash equivalents at end of period	$10,699	$1,168	$7,451	$—	$19,318

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
For the three and nine months ended September 30, 2012, we recognized $4.3 million and $11.7 million of revenue, respectively, and $0.7 million and $1.7 million of net income, respectively, associated with this joint venture. For the three and nine months ended September 30, 2011, we recognized $3.1 million and $7.3 million of revenue and $0.2 million and $0.9 million of net income, respectively, associated with this joint venture. Also, we have guaranteed the performance of the joint venture under its sole services contract valued at $2.0 million. At September 30, 2012, there were approximately $18.7 million of assets and $18.1 million of liabilities in the joint venture. At December 31, 2011, there were approximately $12.4 million of assets and $13.4 million of liabilities in the joint venture. There are no restrictions on the use of assets and liabilities associated with the joint venture. Also, creditors of the joint venture have no recourse against us other than the $2.0 million performance guarantee previously mentioned.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations in Mexico, Colombia, the Middle East, and Russia. In addition, we have a technology development and control systems business based in Canada. Our operations in Argentina were sold during the third quarter of 2012. See “Note 3. Discontinued Operations“ in “Item 1. Financial Statements” of Part I of this report for further discussion.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2012 and 2011, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2011 Form 10-K.    We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International operating segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
Recent Developments

On September 14, 2012, we completed the sale of our Argentina operations for approximately $12.5 million, net of transaction costs. The $12.5 million net proceeds from the sale of Argentina operations includes $2.0 million received in cash and the balance in notes receivable. In connection with the sale, we recognized a total loss of $85.7 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in Accumulated other comprehensive loss.
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

	WTI Cushing Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes U.S. Land Drilling Rigs (2)
2012:
First Quarter	$102.98	$2.50	1,947
Second Quarter	$93.06	$2.35	1,924
Third Quarter	$92.17	$2.89	1,855
2011:
First Quarter	$94.07	$4.20	1,695
Second Quarter	$102.02	$4.38	1,803
Third Quarter	$89.53	$4.05	1,915
Fourth Quarter	$93.96	$3.48	1,972

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a "per U.S. working day" basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a "per calendar day" basis. The following table presents our quarterly rig and trucking hours from 2011 through the third quarter of 2012:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days (3)
2012:	U.S.	International Continuing Operations (1)	Total Continuing Operations (2)
First Quarter	435,280	84,469	519,749	722,718	64
Second Quarter	428,864	104,656	533,520	685,587	63
Third Quarter	412,998	103,448	516,446	607,480	63
Total 2012:	1,277,142	292,573	1,569,715	2,015,785	190
2011:
First Quarter	415,691	52,965	468,656	711,701	64
Second Quarter	426,278	59,384	485,662	776,382	63
Third Quarter	428,236	66,375	494,611	757,550	64
Fourth Quarter	413,052	69,528	482,580	721,411	61
Total 2011:	1,683,257	248,252	1,931,509	2,967,044	252

(1)
International continuing operations rig hours exclude rig hours generated in Argentina, since our Argentina operations were sold in the third quarter of 2012 and are reported as discontinued operations. Argentina rig hours were 54,625 and 55,972 for the first and second quarters of 2012, respectively, and Argentina rig hours were 56,804, 59,255, 59,532, and 50,876 for the first, second, third and fourth quarters of 2011, respectively.

(2)	Total continuing operations rig hours include U.S. rig hours and international continuing operations rig hours, as described in footnote (1) above.

(3)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended September 30, 2012
Demand for our services in the U.S. oil markets declined in the third quarter versus the second quarter of 2012 due to reduced customer spending resulting from lower customer cash flow and budget constraints and an oversupply of service capacity. Activity in natural gas markets also continued to decline in the third quarter as a result of low natural gas prices. Third quarter 2012 results for our Fluid Management Services and Fishing & Rental Services businesses continued to be negatively impacted by the decline in activity and pricing in the natural gas markets. Our Coiled Tubing Services results were adversely affected by less efficient equipment utilization on lower activity as well as lower pricing. Revenue in our Rig Services business also declined compared to the second quarter of 2012 due to reduced customer spending and activity project delays in some of our oil markets.
Internationally, our activity in the third quarter of 2012 grew sequentially quarter-over-quarter and year-over-year, driven in large part by the full deployment of our rigs in Mexico and improving operating efficiencies.
Market Outlook
We anticipate customer demand in the U.S. to continue to decline through year end 2012. Additionally, typical seasonal declines in the U.S. will likely have a greater impact than in prior years as a result of additional service capacity in oil markets and our more expensive fixed cost structure. We continue to seek opportunities to reduce fixed and variable costs in markets where activity levels are not adequate to justify higher costs.
In our international markets, we expect activity to generally trend higher, leading to continued revenue growth and margin improvement, particularly in Mexico where recent asset deployments should further improve financial performance.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
REVENUES	$490,851	$468,542	$1,493,599	$1,247,493
COSTS AND EXPENSES:
Direct operating expenses	335,799	285,804	991,292	795,053
Depreciation and amortization expense	52,947	41,708	156,588	120,047
General and administrative expenses	53,567	59,063	172,566	159,861
Operating income	48,538	81,967	173,153	172,532
Loss on early extinguishment of debt	—	—	—	46,451
Interest expense, net of amounts capitalized	13,962	10,554	39,574	30,003
Other, net	(1,529)	590	(3,938)	(9,932)
Income from continuing operations before tax	36,105	70,823	137,517	106,010
Income tax expense	(12,915)	(25,077)	(49,147)	(36,706)
Income from continuing operations	23,190	45,746	88,370	69,304
Loss from discontinued operations, net of tax (expense) benefit of $(13,551), $-, $4,304 and $-, respectively	(60,209)	(2,308)	(93,568)	(8,218)
Net income (loss)	(37,019)	43,438	(5,198)	61,086
Income (loss) attributable to noncontrolling interest	1,075	(730)	665	(1,027)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(38,094)	$44,168	$(5,863)	$62,113
Consolidated Results of Operations — Three Months Ended September 30, 2012 and 2011
Revenues
Our revenues for the three months ended September 30, 2012 increased $22.3 million, or 4.8%, to $490.9 million from $468.5 million for the three months ended September 30, 2011 mostly due to continued strong demand for our rig-based services in oil markets, improved pricing and overall economic conditions as well as both domestic and international expansion. See “Segment Operating Results — Three Months Ended September 30, 2012 and 2011” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses increased $50.0 million, to $335.8 million (68.4% of revenues), for the three months ended September 30, 2012, compared to $285.8 million (61.0% of revenues) for the three months ended September 30, 2011. The increase was a direct result of activity increases in our business and rising labor costs. Equipment and travel costs have also increased compared to the third quarter of 2011 due to increased activity and relocation of equipment.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $11.2 million, or 26.9%, to $52.9 million during the third quarter of 2012, compared to $41.7 million for the third quarter of 2011. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2011, as well as increased capital expenditures during 2011 and the first nine months of 2012.
General and Administrative Expenses
General and administrative expenses decreased $5.5 million, to $53.6 million (10.9% of revenues), for the three months ended September 30, 2012, compared to $59.1 million (12.6% of revenues) for the three months ended September 30, 2011. The decrease relates to the partial reversal of 2012 incentive compensation accrual and a reduction in stock based compensation due to the lower stock price.

Interest Expense, Net of Amounts Capitalized
Interest expense increased $3.4 million, or 32.3%, to $14.0 million for the three months ended September 30, 2012, compared to $10.6 million for the same period in 2011. Interest expense for the three months ended September 30, 2012 increased due to the issuance of the Additional 2021 Notes and a higher outstanding balance under our 2011 Credit Facility.
Other, Net
The following table summarizes the components of other, net for the periods indicated:

	Three Months Ended September 30,
	2012	2011
	(in thousands)
Interest income	$(12)	$(1)
Foreign exchange (gain) loss	(1,341)	641
Other (income) expense, net	(176)	(50)
Total	$(1,529)	$590
Income Tax Expense
We recorded income tax expense of $12.9 million on pre-tax income from continuing operations of $36.1 million in the third quarter of 2012, compared to income tax expense of $25.1 million on pre-tax income from continuing operations of $70.8 million in the third quarter of 2011. Our effective tax rate on continuing operations was 35.8% for the three months ended September 30, 2012, compared to 35.4% for the three months ended September 30, 2011. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
Our discontinued operations relate to the sale of Argentina completed during the third quarter of 2012. Our net loss from discontinued operations for the three months ended September 30, 2012, was $60.2 million, which includes a write off of $51.9 million cumulative translation adjustment previously recorded in Accumulated other comprehensive loss. This compares to a net loss from discontinued operations of $2.3 million for the three months ended September 30, 2011
Noncontrolling Interest
For the three months ended September 30, 2012, we allocated $1.1 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to a loss of $0.7 million for the three months ended September 30, 2011.

Segment Operating Results — Three Months Ended September 30, 2012 and 2011
The following table shows operating results for each of our segments for the three-month periods ended September 30, 2012 and 2011 (in thousands):

For the three months ended September 30, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$397,814	$93,037	$—	$490,851
Operating expenses	337,678	73,678	30,957	442,313
Operating income (loss)	60,136	19,359	(30,957)	48,538

For the three months ended September 30, 2011
	U.S.	International	Functional Support	Total
Revenues from external customers	$411,789	$56,753	$—	$468,542
Operating expenses	305,582	44,416	36,577	386,575
Operating income (loss)	106,207	12,337	(36,577)	81,967

U.S.
Revenues for our U.S. segment decreased $14.0 million, or 3.4%, to $397.8 million for the three months ended September 30, 2012, compared to $411.8 million for the three months ended September 30, 2011. The decrease for this segment was due to less customer spending and lower activity in natural gas markets as well as increased competition.
Operating expenses for our U.S. segment were $337.7 million during the three months ended September 30, 2012, which represented an increase of $32.1 million, or 10.5%, compared to $305.6 million for the same period in 2011. The increase was directly attributable to increased activity in oil markets during the period combined with the impact of inflationary pressure on fuel, wages and benefit related expenses.
International
Revenues for our International segment increased $36.3 million, or 63.9%, to $93.0 million for the three months ended September 30, 2012, compared to $56.8 million for the three months ended September 30, 2011. The increase was primarily attributable to increased activity in Mexico.
Operating expenses for our International segment increased $29.3 million, or 65.9%, to $73.7 million for the three months ended September 30, 2012, compared to $44.4 million for the three months ended September 30, 2011. These expenses increased as a direct result of additional activity during the period. We also incurred additional costs to mobilize assets to Oman and Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International operating segments, decreased $5.6 million, or 15.4%, to $31.0 million (6.3% of consolidated revenues) for the three months ended September 30, 2012 compared to $36.6 million (7.8% of consolidated revenues) for the same period in 2011. The decrease in costs primarily related to lower incentive bonus accrual and stock based compensation.
Consolidated Results of Operations — Nine Months Ended September 30, 2012 and 2011
Revenues
Our revenues for the nine months ended September 30, 2012 increased $246.1 million, or 19.7%, to $1,493.6 million from $1,247.5 million for the nine months ended September 30, 2011, mostly due to continued strong demand for our rig-based services in oil markets, improved pricing and overall economic conditions as well as both domestic and international expansion of our business. See “Segment Operating Results — Nine Months Ended September 30, 2012 and 2011” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses increased $196.2 million, to $991.3 million (66.4% of revenues), for the nine months ended September 30, 2012, compared to $795.1 million (63.7% of revenues) for the nine months ended September 30, 2011. We incurred additional costs during the period to relocate assets and personnel from declining natural gas markets to oil markets. As a result, we experienced activity increases in the oil markets we serve as well as rising labor costs.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $36.5 million, or 30.4%, to $156.6 million for the nine months ended September 30, 2012, compared to $120.0 million for the nine months ended September 30, 2011. The increase was primarily attributable to the increase in our fixed asset base through our acquisitions during 2011, as well as increased capital expenditures during 2011 and the first nine months of 2012.
General and Administrative Expenses
General and administrative expenses increased $12.7 million, to $172.6 million (11.6% of revenues), for the nine months ended September 30, 2012, compared to $159.9 million (12.8% of revenues) for the nine months ended September 30, 2011. The increase was primarily due to higher employee compensation, benefit costs and professional fees. In addition, prior year expenses were offset by a favorable legal settlement of $5.5 million in which Key Energy Services, Inc was the plantiff.
Loss on Extinguishment of Debt

During the nine months ended September 30, 2012, we did not incur a loss on extinguishment of debt. For the nine months ended September 30, 2011, our loss on extinguishment of debt was $46.5 million due to our tender offer for the 2014 Notes and the termination of the 2007 Credit Facility.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $9.6 million, or 31.9%, to $39.6 million for the nine months ended September 30, 2012, compared to $30.0 million for the same period in 2011. Overall, interest rates on our debt have declined compared to the first nine months of 2011 due to our repurchase of the 8.375% 2014 Notes and the issuance of the 6.75% 2021 Notes during the first quarter of 2011. However, interest expense for the nine months ended September 30, 2012 increased due to the issuance of the Additional 2021 Notes and a higher outstanding balance under our 2011 Credit Facility.
Other, Net
The following table summarizes the components of other, net for the periods indicated:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Interest income	$(26)	$(23)
Foreign exchange gain	(3,047)	(3,869)
Gain on sale of equity method investment	—	(4,783)
Other income, net	(865)	(1,257)
Total	$(3,938)	$(9,932)
Income Tax Expense
We recorded income tax expense of $49.1 million on pre-tax income from continuing operations of $137.5 million for the nine months ended September 30, 2012, compared to income tax expense of $36.7 million on pre-tax income from continuing operations of $106.0 million for the nine months ended September 30, 2011. Our effective tax rate on continuing operations was 35.7% for the nine months ended September 30, 2012, compared to 34.6% for the nine months ended September 30, 2011. Our effective tax rates for the periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
Our net loss from discontinued operations was $93.6 million for the nine months ended September 30, 2012, compared to $8.2 million for the nine months ended September 30, 2011. Our discontinued operations relate to the sale of our business in Argentina completed during the third quarter of 2012. Included in the loss from discontinued operations for the nine months ended September 30, 2012 is a pre-tax loss of $85.7 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in Accumulated other comprehensive loss.

Noncontrolling Interest
For the nine months ended September 30, 2012, we allocated $0.7 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to a net loss of $1.0 million for the nine months ended September 30, 2011.

Segment Operating Results — Nine Months Ended September 30, 2012 and 2011
The following table shows operating results for each of our segments for the nine-month periods ended September 30, 2012 and 2011 (in thousands):

For the nine months ended September 30, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$1,254,433	$239,166	$—	$1,493,599
Operating expenses	1,020,342	193,323	106,781	1,320,446
Operating income (loss)	234,091	45,843	(106,781)	173,153

For the nine months ended September 30, 2011
	U.S.	International	Functional Support	Total
Revenues from external customers	$1,109,148	$138,345	$—	$1,247,493
Operating expenses	858,092	113,874	102,995	1,074,961
Operating income (loss)	251,056	24,471	(102,995)	172,532

U.S.
Revenues for our U.S. segment increased $145.3 million, or 13.1%, to $1,254.4 million for the nine months ended September 30, 2012, compared to $1,109.1 million for the nine months ended September 30, 2011. The increase was due to an increase in activity for our rig-based services and fishing and rental services along with improved pricing.
Operating expenses for our U.S. segment were $1,020.3 million during the nine months ended September 30, 2012, which represented an increase of $162.3 million, or 18.9%, compared to $858.1 million for the same period in 2011. We incurred additional costs during the period to relocate assets and personnel from declining natural gas markets to oil markets. As a result, we experienced increased activity in oil markets during the period combined with the impact of inflationary pressure on fuel, wages and benefit-related expenses.
International
Revenues for our International segment increased $100.8 million, or 72.9%, to $239.2 million for the nine months ended September 30, 2012, compared to $138.3 million for the nine months ended September 30, 2011. The increase was primarily attributable to increased activity in Mexico.
Operating expenses for our International segment increased $79.4 million, or 69.8%, to $193.3 million for the nine months ended September 30, 2012, compared to $113.9 million for the nine months ended September 30, 2011. These expenses increased as a direct result of additional activity during the period. We also incurred additional costs to mobilize assets to Oman and Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International operating segments, increased $3.8 million, or 3.7%, to $106.8 million (7.1% of consolidated revenues) for the nine months ended September 30, 2012 compared to $103.0 million (8.3% of consolidated revenues) for the same period in 2011. The increase in costs primarily related to higher legal and professional fees. In addition, prior year expenses were offset by a favorable legal settlement of $5.5 million in which Key Energy Services, Inc. was the plantiff.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of September 30, 2012, we had cash and cash equivalents of $38.3 million. Our adjusted working capital (working capital excluding the current portion of capital lease obligations) was $320.2 million as of September 30, 2012, compared to $312.8 million as of December 31, 2011. Our adjusted working capital increased from the prior year end primarily as a result of higher accounts receivable and inventories is due to incremental revenue and activity in oil markets during the nine months ended September 30, 2012. Our total outstanding debt (including capital leases) was $904.0 million, and we have no significant debt maturities until 2016. As of September 30, 2012, we have $220.0 million in borrowings and $59.0 million in committed letters of credit outstanding under our 2011 Credit Facility (defined below), leaving $271.0 million of available borrowing capacity subject to compliance with the terms of the company's senior secured credit facility.
Cash Flows
The following table summarizes our cash flows for the nine-month periods ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$265,395	$103,002
Cash paid for capital expenditures	(399,735)	(245,910)
Proceeds received from sale of fixed assets	10,679	8,832
Proceeds received from sale of assets held for sale	2,000	—
Acquisition, net of cash acquired of $1,067	—	(188,629)
Investment in Wilayat Key Energy, LLC	(676)	—
Proceeds from sale of equity method investments	—	11,965
Repayments of capital lease obligations	(1,649)	(3,093)
Repayments of long-term debt	—	(460,509)
Proceeds from long-term debt	205,000	475,000
Proceeds from borrowings on revolving credit facility	235,000	363,000
Repayments on revolving credit facility	(310,000)	(98,000)
Repurchases of common stock	(7,450)	(5,473)
Other financing activities, net	7,660	(2,827)
Effect of exchange rates on cash	(3,335)	5,332
Net increase (decrease) in cash and cash equivalents	$2,889	$(37,310)

	Nine months ended
	September 30,
	2012	2011
Supplemental cash flow information:
Non-cash investing activities:
Sale of Argentina operations/Notes Receivable	12,955	—

Cash provided by operating activities was $265.4 million and $103.0 million for the nine months ended September 30, 2012 and 2011, respectively. Operating cash inflows for the nine months ended September 30, 2012 increased as compared to the same period for 2011 due to improved operating results and an increase in collections of accounts receivable.
Cash used in investing activities was $387.7 million and $413.7 million for the nine months ended September 30, 2012 and 2011, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures and an acquisition during the 2011 period. Our capital expenditures through September 30, 2012 relate to the increased demand for our services and associated growth initiatives.

Cash provided by financing activities was $128.6 million and $268.1 million during the nine months ended September 30, 2012 and 2011, respectively. Overall financing cash inflows for 2012 relate to the proceeds from the issuance of the Additional 2021 Notes, partially offset by net payments on the revolving credit facility.

Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.
Debt Service
We do not have any significant maturities of debt until 2016. Interest on our revolving credit facility is due each quarter. Interest to be paid for the remainder of 2012 is approximately $0.2 million and zero related to our 2014 Notes and 2021 Notes, respectively (each defined below). We expect to fund interest payments from cash generated by operations. At September 30, 2012, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2012	$—
2013	—
2014	3,573
2015	—
2016 and thereafter	895,000
Total principal payments	$898,573
At September 30, 2012, we were in compliance with all the covenants under the 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.
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
The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility. We were in compliance with these covenants at September 30, 2012.
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
These covenants are subject to certain exceptions and qualifications. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2012, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at September 30, 2012.
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

•
we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least 2:00 to 1:00;

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
We were in compliance with these covenants at September 30, 2012. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of September 30, 2012, we had borrowings of $220.0 million outstanding under the revolving credit facility and $59.0 million of letters of credit outstanding, leaving $271.0 million of available borrowing capacity subject to compliance with the terms of the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.70% for the three-month period ended September 30, 2012.
Capital Lease Agreements
We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of September 30, 2012, there was $0.7 million outstanding under such equipment leases.
Off-Balance Sheet Arrangements
At September 30, 2012 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements
As of September 30, 2012, we had cash and cash equivalents of $38.3 million, available borrowing capacity of $271.0 million subject to compliance with the terms of the 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
During the nine months ended September 30, 2012, our capital expenditures totaled $399.7 million, primarily related to the deployment of heavy duty workover rigs to Mexico, the purchase of premium drill pipe and major maintenance of our existing fleet and equipment. Our full year 2012 capital expenditures should be approximately $450 million. An estimated 40% of that capital is expected to be invested in international growth opportunities, which is nearly double our original international capital expenditure budget. We currently anticipate funding our remaining 2012 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2012 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2012, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2012 to July 30, 2012	1,457	$7.44	—	$—
August 1, 2012 to August 31, 2012	3,036	8.77	—	—
September 1, 2012 to September 30, 2012	706	7.13	—	—
Total	5,199	$8.17	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	November 7, 2012	By:	/s/ T.M. Whichard III
T.M. Whichard III
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

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