Form 10-K
period 2012-12-31
KEY ENERGY SERVICES INC
filed 2013-02-25
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2012, based on the $7.60 per share closing price for the registrant’s common stock as quoted on the New York Stock Exchange on such date, was $1.0 billion (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding common stock of the registrant have been deemed affiliates).
As of February 15, 2013, the number of outstanding shares of common stock of the registrant was 152,320,915.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K

KEY ENERGY SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2012

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
Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

•	conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies;

•	volatility in oil and natural gas prices;

•	tight credit markets and disruptions in the U.S. and global financial systems;

•	our ability to implement price increases or maintain pricing on our core services;

•	industry capacity;

•	increased labor costs or unavailability of skilled workers;

•	asset impairments or other charges;

•	operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	the economic, political and social instability risks of doing business in certain foreign countries;

•	our historically high employee turnover rate and our ability to replace or add workers;

•	our ability to implement technological developments and enhancements;

•	significant costs and liabilities resulting from environmental, health and safety laws and regulations;

•	severe weather impacts on our business;

•	our ability to successfully identify, make and integrate acquisitions;

•	the loss of one or more of our larger customers;

•	the impact of compliance with climate change legislation or initiatives;

•	our ability to generate sufficient cash flow to meet debt service obligations;

•	the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt;

•	an increase in our debt service obligations due to variable rate indebtedness; and

•	other factors affecting our business described in “Item 1A. Risk Factors.”

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
We provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
The following is a description of the various products and services that we provide and our major competitors for those products and services.
Service Offerings
Our reportable segments are U.S. and International. We also have a “Functional Support” segment associated with overhead costs in support of our reportable segments. The U.S. reporting segment includes our domestic rig services, fluid management services, fishing and rental services, and coiled tubing services. The International reportable segment includes our operations in Mexico, Colombia, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. We evaluate the performance of our operating segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments: See “Note 23. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.
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
The completion and recompletion services provided by our rigs prepare wells for production, whether newly drilled, or recently extended through a workover operation. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a well service rig and may also provide other equipment to assist in the completion process. Completion services vary by well and our work may take a few days to several weeks to perform, depending on the nature of the completion.
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

Maintenance services provided with our rig fleet are generally required throughout the life cycle of an oil or natural gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services are generally less complicated than completion and workover related services and require less time to perform.
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
We believe that the largest competitors for our U.S. rig-based services include Nabors Industries Ltd., Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services Ltd. and Pioneer Drilling Company. Numerous smaller companies also compete in our rig-based markets in the United States.
Fluid Management Services
We provide transportation and well-site storage services for various fluids utilized in connection with drilling, completions, workover and maintenance activities. We also provide disposal services for fluids produced subsequent to well completion.  These fluids are removed from the well site and transported for disposal in saltwater disposal (“SWD”) wells owned by us or a third party. Demand and pricing for these services generally correspond to demand for our well service rigs.
We believe that the largest competitors for our domestic fluid management services include Basic Energy Services, Inc., Superior Energy Services, Inc., Nabors Industries Ltd., Heckman Water Resources Corporation and Stallion Oilfield Services Ltd. Numerous smaller companies also compete in the fluid management services market in the United States.
Coiled Tubing Services
Coiled tubing services involve the use of a continuous metal pipe spooled onto a large reel which is then deployed into oil and natural gas wells to perform various applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, and formation stimulations utilizing acid and chemical treatments. Coiled tubing is also used for a number of horizontal well applications such as milling temporary isolation plugs that separate frac zones and various other pre- and post- hydraulic fracturing well preparation services.
Our primary competitors in the coiled tubing services market include: Schlumberger Ltd., Baker Hughes Incorporated, Halliburton Company and Superior Energy Services, Inc. Numerous smaller companies also compete in our coiled tubing services markets in the United States.
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
As a result of the 2011 acquisition of Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”), our rental inventory also includes frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also provide well testing services.
Demand for our fishing and rental services is also closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices.
Our primary competitors for our fishing and rental services include Baker Oil Tools, Weatherford International, Basic Energy Services, Inc., Smith Services (owned by Schlumberger), Superior Energy Services, Inc., Quail Tools (owned by Parker Drilling Company) and Knight Oil Tools. Numerous smaller companies also compete in our fishing and rental services markets in the United States.

International Segment
Our International segment includes operations in Mexico, Colombia, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada. Also, prior to the sale of our Argentina business in the third quarter of 2012, we operated in Argentina. We are reporting the results of our Argentina business as discontinued operations for all periods presented. We provide rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of our international markets.
In addition, in Mexico we provide drilling, coiled tubing, wireline and project management and consulting services. Our work in Mexico also requires us to provide third-party services, which vary in scope by project.
In the Middle East, we operate in the Kingdom of Bahrain and during the third quarter of 2012, we began operations in Oman. Our business in Bahrain is currently conducted through a joint venture in which we have a controlling interest.
Through our joint venture operations in Russia, we provide drilling workover and reservoir engineering services.
Also included in our International segment is our technology development and control systems business based in Canada. This business is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support Segment
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.
Other Business Data
Raw Materials
We purchase a wide variety of raw materials, parts and components that are made by other manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies or materials.
Customers
Our customers include major oil companies, foreign national oil companies, and independent oil and natural gas production companies. During the year ended December 31, 2012, the Mexican national oil company, Petroleos Mexicanos (“Pemex”) and Occidental Petroleum Corporation accounted for 12 % and 10% of our consolidated revenue respectively. No other customer accounted for more than 10% of our consolidated revenue in 2012. No single customer accounted for more than 10% of our consolidated revenues during the years ended December 31, 2011 and December 31, 2010.
Receivables outstanding from Pemex were approximately 31% and 11% of our total accounts receivable as of December 31, 2012 and December 31, 2011, respectively. No other customer accounted for more than 10% of our total accounts receivable as of December 31, 2012 and 2011.
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

The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in a lower oil and natural gas price environment, demand for service and maintenance generally decreases as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Further, in a low commodity price environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.
The level of our revenues, earnings and cash flows are substantially dependent upon, and affected by, the level of U.S. and international oil and natural gas exploration, development and production activity, as well as the equipment capacity in any particular region.
Seasonality
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During the summer months, our operations may be impacted by tropical weather systems. During periods of heavy snow, ice or rain, we may not be able to operate or move our equipment between locations, thereby reducing our ability to provide services and generate revenues. In addition, the majority of our equipment works only during daylight hours. In the winter months when days become shorter, this reduces the amount of time that our assets can work and therefore has a negative impact on total hours worked. Lastly, during the fourth quarter, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons and demand sometimes slows during this period as our customers exhaust their annual capital spending budgets.
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
Employees
As of December 31, 2012, we employed approximately 7,500 persons in our United States operations and approximately 2,100 additional persons in Mexico, Colombia, and Canada. Additionally, our joint ventures in Russia and the Middle East in which we own a controlling interest employed, in the aggregate, approximately 550 persons as of December 31, 2012. Our domestic employees are not represented by a labor union and are not covered by collective bargaining agreements. In Mexico, we have entered into a collective bargaining agreement that applies to our workers in Mexico performing work under our Pemex contracts. As noted below in “Item 1A. Risk Factors,” we have historically experienced a high employee turnover rate. We have not experienced any significant work stoppages associated with labor disputes or grievances and consider our relations with our employees to be generally satisfactory.

Governmental Regulations
Our operations are subject to various federal, state and local laws and regulations pertaining to health, safety and the environment. We cannot predict the level of enforcement of existing laws or regulations or how such laws and regulations may be interpreted by enforcement agencies or court rulings in the future. We also cannot predict whether additional laws and regulations affecting our business will be adopted, or the effect such changes might have on us, our financial condition or our business. The following is a summary of the more significant existing environmental, health and safety laws and regulations to which our operations are subject and for which a lack of compliance may have a material adverse impact on our results of operations, financial position or cash flows. We believe that we are in material compliance with all such laws.
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
Hazardous Substances and Waste
The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, referred to as “CERCLA” or the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct of certain defined persons, including current and prior owners or operators of a site where a release of hazardous substances occurred and entities that disposed or arranged for the disposal of the hazardous substances found at the site. Under CERCLA, these “responsible persons” may be jointly and severally liable for the costs of cleaning up the hazardous substances, for damages to natural resources and for the costs of certain health studies.
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
Water Discharges
We operate facilities that are subject to requirements of the Clean Water Act, as amended, or “CWA,” and analogous state laws that impose restrictions and controls on the discharge of pollutants into navigable waters. Spill prevention, control and counter-measure requirements under the CWA require implementation of measures to help prevent the contamination of navigable waters in the event of a hydrocarbon spill. Other requirements for the prevention of spills are established under the Oil Pollution Act of 1990, as amended, or “OPA,” which applies to owners and operators of vessels, including barges, offshore platforms and certain onshore facilities. Under OPA, regulated parties are strictly and jointly and severally liable for oil spills and must establish and maintain evidence of financial responsibility sufficient to cover liabilities related to an oil spill for which such parties could be statutorily responsible.

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
Saltwater Disposal Wells
We operate SWD wells that are subject to the CWA, Safe Drinking Water Act, and state and local laws and regulations, including those established by the Underground Injection Control Program of the Environmental Protection Agency (“EPA”), which establishes the minimum program requirements. Most of our SWD wells are located in Texas. We also operate SWD wells in Arkansas, Louisiana, Montana, New Mexico and North Dakota. Regulations in these states require us to obtain an Underground Injection Control permit to operate each of our SWD wells. The applicable regulatory agency may suspend or modify one or more of our permits if our well operations are likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or if the well leaks into the environment.
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
Our business is cyclical and depends on conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies. Volatility in oil and natural gas prices, tight credit markets and disruptions in the U.S. and global economies and financial systems may adversely impact our business.
Prices for oil and natural gas historically have been volatile and as a result of changes in the supply of, and demand for, oil and natural gas and other factors. These include changes resulting from. among other things, the ability of the Organization of Petroleum Export Countries ("OPEC") to support oil prices, changes in the levels of oil and natural gas production in the United States, domestic and worldwide economic conditions and political instability in oil-producing countries. We depend on our customers' willingness to make capital expenditures to explore for, develop and produce oil and natural gas. Therefore, weakness in oil and natural gas prices (or the perception by our customers that oil and natural gas prices will decrease in the future) could result in a reduction in the utilization of our equipment and result in lower rates for our services.
Our customers' willingness to undertake exploration and production activities depends largely upon prevailing industry conditions that are influenced by numerous factors~~,~~ over which we have no control, including:

•	prices, and expectations about future prices, of oil and natural gas;

•	domestic and worldwide economic conditions;

•	domestic and foreign supply of and demand for oil and natural gas;

•	the price and quantity of imports of foreign oil and natural gas including the ability of OPEC to set and maintain production levels for oil;

•	the cost of exploring for, developing, producing and delivering oil and natural gas;

•	the level of excess production capacity, available pipeline, storage and other transportation capacity;

•	lead times associated with acquiring equipment and products and availability of qualified personnel;

•	the expected rates of decline in production from existing and prospective wells;

•	the discovery rates of new oil and gas reserves;

•	federal, state and local regulation of exploration and drilling activities and equipment, material or supplies that we furnish;

•	public pressure on, and legislative and regulatory interest within, federal, state and local governments to stop, significantly limit or regulate hydraulic fracturing activities;

•	weather conditions, including hurricanes that can affect oil and natural gas operations over a wide area and severe winter weather that can interfere with our operations;

•	political instability in oil and natural gas producing countries;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;

•	the price and availability of alternative fuel and energy sources;

•	uncertainty in capital and commodities markets; and

•	changes in the value of the U.S. dollar relative to other major global currencies.
A substantial decline in oil and natural gas prices generally leads to decreased spending by our customers. While higher oil and natural gas prices generally lead to increased spending by our customers, sustained high energy prices can be an impediment to economic growth, and can therefore negatively impact spending by our customers. Our customers also take into account the volatility of energy prices and other risk factors by requiring higher returns for individual projects if there is higher perceived risk. Any of these factors could affect the demand for oil and natural gas and could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Spending by exploration and production companies can also be impacted by conditions in the capital markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause exploration and production companies to make additional reductions to capital budgets in the future even if oil prices remain at current levels or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, and the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves, in our market areas, whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, could also have a material adverse impact on our business, even in a stronger oil and natural gas price environment.
We may be unable to implement price increases or maintain existing prices on our core services.
We periodically seek to increase the prices of our services to offset rising costs and to generate higher returns for our stockholders. However, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs, fluid hauling trucks, coiled tubing units and new fishing and rental equipment, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase or maintain prices. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability.
Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset such rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our prices or to increase our prices as costs increase could have a material adverse effect on our business, financial position and results of operations.
We participate in a capital-intensive industry. We may not be able to finance future growth of our operations or future acquisitions.
Our activities require substantial capital expenditures. If our cash flow from operating activities and borrowings under our revolving bank credit facility are not sufficient to fund our capital expenditure budget, we would be required to fund these expenditures through debt or equity or alternative financing plans, such as refinancing or restructuring our debt or selling assets.

Our ability to raise debt or equity capital or to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. If debt and equity capital or alternative financing plans are not available or are not available on economically attractive terms, we would be required to curtail our capital spending, and our ability to grow our business and sustain or improve our profits may be adversely affected. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.

Increased labor costs or the unavailability of skilled workers could hurt our operations.
Companies in our industry, including us, are dependent upon the available labor pool of skilled employees. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and which can increase our labor costs or subject us to liabilities to our employees. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. Labor costs may increase in the future, and such increases could have a material adverse effect on our business, financial condition and results of operations.
Our future financial results could be adversely impacted by asset impairments or other charges.
We have recorded goodwill impairment charges and asset impairment charges in the past. We periodically evaluate our long-lived assets, including our property and equipment, indefinite-lived intangible assets, and goodwill for impairment. In performing these assessments, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment on our goodwill and indefinite-lived intangible assets at least annually, or more often if events and circumstances warrant. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.
We have operated at a loss in the past and there is no assurance of our profitability in the future.
Historically, we have experienced periods of low demand for our services and have incurred operating losses. In the future, we may incur further operating losses and experience negative operating cash flow. We may not be able to reduce our costs, increase revenues, or reduce our debt service obligations sufficient to achieve or maintain profitability and generate positive operating income in the future.
Our business involves certain operating risks, which are primarily self-insured, and our insurance may not be adequate to cover all insured losses or liabilities we might incur in our operations.
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
We self-insure against a significant portion of these liabilities. For losses in excess of our self-insurance limits, we maintain insurance from unaffiliated commercial carriers. However, our insurance may not be adequate to cover all losses or liabilities that we might incur in our operations. Furthermore, our insurance may not adequately protect us against liability from all of the hazards of our business. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. We also are subject to the risk that we may be unable to maintain or obtain insurance of the type and amount we desire at a reasonable cost. If we were to incur a significant liability for which we were uninsured or for which we were not fully insured, it could have a material adverse effect on our financial position, results of operations and cash flows.

We operate in a highly competitive industry, with intense price competition, which may intensify as our competitors expand their operations.
The market for oilfield services in which we operate is highly competitive and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial resources than we do. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers.
The principal competitive factors in our markets are product and service quality and availability, responsiveness, experience, technology, equipment quality, reputation for safety and price. The competitive environment has intensified as recent mergers among exploration and production companies have reduced the number of available customers. The fact that drilling rigs and other vehicles and oilfield services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. We may be competing for work against competitors that may be better able to withstand industry downturns and may be better suited to compete on the basis of price, retain skilled personnel and acquire new equipment and technologies, all of which could affect our revenues and profitability.
We are subject to the economic, political and social instability risks of doing business in certain foreign countries.
We currently have operations based in Mexico, Colombia, the Middle East and Russia and we own a technology development and control systems business based in Canada. In the future, we may expand our operations into other foreign countries. As a result, we are exposed to risks of international operations, including:

•	increased governmental ownership and regulation of the economy in the markets in which we operate;

•	inflation and adverse economic conditions stemming from governmental attempts to reduce inflation, such as imposition of higher interest rates and wage and price controls;

•	economic and financial instability of national oil companies;

•	increased trade barriers, such as higher tariffs and taxes on imports of commodity products;

•	exposure to foreign currency exchange rates;

•	exchange controls or other currency restrictions;

•	war, civil unrest or significant political instability;

•	restrictions on repatriation of income or capital;

•	expropriation, confiscatory taxation, nationalization or other government actions with respect to our assets located in the markets where we operate;

•	governmental policies limiting investments by and returns to foreign investors;

•	labor unrest and strikes

•	deprivation of contract rights; and

•	restrictive governmental regulation and bureaucratic delays

The occurrence of one or more of these risks may:

•	negatively impact our results of operations;

•	restrict the movement of funds and equipment to and from affected countries; and

•	inhibit our ability to collect receivables.
Historically, we have experienced a high employee turnover rate. Any difficulty we experience replacing or adding workers could adversely affect our business.
We believe that the high turnover rate in our industry is attributable to the nature of oilfield services work, which is physically demanding and performed outdoors. As a result, workers may choose to pursue employment in fields that offer a more desirable work environment at wage rates that are competitive with ours. The potential inability or lack of desire by workers to commute to our facilities and job sites, as well as the competition for workers from competitors or other industries, are factors that could negatively affect our ability to attract and retain workers. We may not be able to recruit, train and retain an adequate number of workers to replace departing workers. The inability to maintain an adequate workforce could have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in implementing and maintaining technology development and enhancements. New technology may cause us to become less competitive.
The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent protection. As competitors and others use or develop new technologies in the future, we may be placed at a competitive disadvantage. Further, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors have greater financial, technical and personnel resources that may allow them to implement new technologies before we can. If we are unable to develop and implement new technologies or products on a timely basis and at competitive cost, our business, financial condition, results of operations and cash flows could be adversely affected.
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
The loss of or a substantial reduction in activity by one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations.
Two customers each accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2012, and our ten largest customers represented approximately 51% of our consolidated revenues. In addition, our largest customer in our International segment represented approximately 71% of our International segment revenues. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.
Potential adoption of future state or federal laws or regulations surrounding the hydraulic fracturing process could make it more difficult to complete oil or natural gas wells and could materially and adversely affect our business, financial condition and results of operations.
Many of our customers utilize hydraulic fracturing services during the life of a well. Hydraulic fracturing is the process of creating or expanding cracks, or fractures, in underground formations where water, sand and other additives are pumped under high pressure into the formation. Although we are not a provider of hydraulic fracturing services, many of our services complement the hydraulic fracturing process.
Legislation has been introduced in Congress to provide for broader federal regulation of hydraulic fracturing operations and the reporting and public disclosure of chemicals used in the fracturing process. Additionally, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving diesel fuel under the Safe Drinking Water Act and in May 2012 issued draft guidance for fracturing operations that involved diesel fuels. If additional levels of regulation or permitting requirements were imposed through the adoption of new laws and regulations, our customers' business and operations could be subject to delays and increased operating and compliance costs, which could negatively impact the number of active wells in the marketplaces we serve. New regulations addressing hydraulic fracturing and chemical disclosure have been approved or are under consideration by a number of states and some municipalities have sought to restrict or ban hydraulic fracturing within their jurisdictions. The adoption of future federal, state or municipal laws regulating the hydraulic fracturing process could negatively impact our business, financial condition and results of operations.
We may incur significant costs and liabilities as a result of environmental, health and safety laws and regulations that govern our operations.
Our operations are subject to U.S. federal, state and local and foreign laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, storage and disposal of waste materials, including toxic and hazardous wastes. To comply with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various governmental authorities. While the cost of such compliance has not been significant in the past, new laws, regulations or enforcement policies could become more stringent and significantly increase our compliance costs or limit our future business opportunities, which could have a material adverse effect on our financial condition and results of operations.

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
Our business could be materially and adversely affected by severe weather. Our customers' oil and natural gas operations located in Louisiana and parts of Texas may be adversely affected by hurricanes and tropical storms, resulting in reduced demand for our services. Furthermore, our customers' operations may be adversely affected by seasonal weather conditions. Adverse weather can also directly impede our own operations. Repercussions of severe weather conditions may include:

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

•	failure to successfully integrate the operations or management of any acquired operations or assets in a timely manner;

•	failure to retain or attract key employees;

•	diversion of management's attention from existing operations or other priorities; and

•	inability to secure sufficient financing, sufficient financing on economically attractive terms, that may be required for any such acquisition or investment.
Our business plan anticipates, and is based upon our ability to successfully complete and integrate, acquisitions of other businesses or assets in a timely and cost effective manner. Our failure to do so could adversely affect our business, financial condition or results of operations.
Compliance with climate change legislation or initiatives could negatively impact our business.
Various state governments and regional organizations comprising state governments are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases, or GHG, from stationary sources, which may include our equipment and operations. At the federal level, the EPA has already issued regulations that require us to establish and report an inventory of GHG emissions. The EPA also has established a GHG permitting requirement for large stationary sources and may lower the threshold of the permitting program, which could include our equipment and operations. Legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for natural gas and oil. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our GHG emissions and administer and manage a GHG emissions program.

Conservation measures and technological advances could reduce demand for natural gas and oil.
Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation could reduce demand for oil and natural gas. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil and natural gas. Management cannot predict the impact of the changing demand for oil and natural gas services and products, and any major changes may have a material effect on our business, financial condition, results of operations and cash flows.
The amount of our debt and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.
Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

•	making it more difficult for us to satisfy our obligations under the agreement governing our indebtedness and increasing the risk that we may default on our debt obligations;

•
requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions , general corporate purposes and other activities;

•	limiting management's flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to withstand successfully a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because certain of our debt will vary with prevailing interest rates.
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
In particular, under the terms of our indebtedness, we must comply with certain financial ratios and satisfy certain financial condition tests, several of which become more restrictive over time and could require us to take action to reduce our debt or take some other action in order to comply with them. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may not be able to continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. If we default, lenders under our senior secured revolving credit facility will no longer be obligated to extend credit to us and they, as well as the trustee for our outstanding notes, could elect to declare all amounts outstanding under our senior secured revolving credit facility or indentures, as applicable, together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows.

We may be able to incur more debt and long-term lease obligations in the future.
The agreements governing our long-term debt restrict, but do not prohibit, us from incurring additional indebtedness and other obligations in the future. As of December 31, 2012, we had $848.1 million of long-term debt.
An increase in our level of indebtedness could exacerbate the risks described in the immediately preceding risk factor and the occurrence of any of such events could result in a material adverse effect on our business, financial condition, results of operations, and business prospects.
We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to make payments on our indebtedness and to fund planned capital expenditures depends on our ability to generate cash in the future. This, to a certain extent, is subject to conditions in the oil and natural gas industry, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. This risk could be exacerbated by any economic downturn or instability in the U.S. and global credit markets.
Our business may not generate sufficient cash flow from operations to service our outstanding indebtedness. In addition, future borrowings may not be available to us in amounts sufficient to enable us to repay our indebtedness or to fund our other capital needs. If our business does not generate sufficient cash flow from operations to service our outstanding indebtedness, we may have to undertake alternative financing plans, such as:

•	refinancing or restructuring our debt;

•	selling assets;

•	reducing or delaying acquisitions or capital investments, such as remanufacturing our rigs and related equipment; or

•	seeking to raise additional capital.
We may not be able to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, and implementing any such alternative financing plans may not allow us to meet our debt obligations. In addition, a downgrade in our credit rating would make it more difficult for us to raise additional debt in the future. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to obtain alternative financings, could materially and adversely affect our business, financial condition, results of operations and future prospects for growth.
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
Our failure to comply with the Foreign Corrupt Practices Act ("FCPA") and similar laws would have a negative impact on our ongoing operations.
Our ability to comply with the FCPA and similar laws is dependent on the success of our ongoing compliance program, including our ability to continue to manage our agents, affiliates and business partners, and supervise, train and retain competent employees. Our compliance program is also dependent on the efforts of our employees to comply with applicable law and our Business Code of Conduct. We could be subject to sanctions and civil and criminal prosecution as well as fines and penalties in the event of a finding of violation of the FCPA or similar laws by us or any of our employees.
Our bylaws contain provisions that may prevent or delay a change in control.
Our bylaws contain certain provisions designed to enhance the ability of our board of directors to respond to unsolicited attempts to acquire control of the Company. These provisions:

•	establish a classified board of directors, providing for three-year staggered terms of office for all members of our board of directors;

•	set limitations on the removal of directors;

•	enable our board of directors to set the number of directors and to fill vacancies on the board occurring between stockholder meetings; and

•	set limitations on who may call a special meeting of stockholders.
These provisions may have the effect of entrenching management and may deprive investors of the opportunity to sell their shares to potential acquirers seeking control of the Company at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
We lease office space for our principal executive offices in Houston, Texas. We also lease local office space in the various countries in which we operate. Additionally, we own or lease numerous rig facilities, storage facilities, truck facilities and sales and administrative offices throughout the geographic regions in which we operate. We lease temporary facilities to house employees in regions where infrastructure is limited. In connection with our fluid management services, we operate a number of owned and leased SWD facilities, and brine and freshwater stations. Our leased properties are subject to various lease terms and expirations.
We believe all properties that we currently occupy are suitable for their intended uses. We believe that our current facilities are sufficient to conduct our operations. However, we continue to evaluate the purchase or lease of additional properties or the consolidation of our properties, as our business requires.
The following table shows our active owned and leased properties, as well as active SWD facilities, categorized by geographic region:

Region	Office, Repair & Service and Other (1)	SWDs, Brine and Freshwater Stations (2)	Operational Field Services Facilities
United States
Owned	10	37	78
Leased	23	47	55
International
Owned	1	—	—
Leased	39	—	8
TOTAL	73	84	141

(1)
Includes 20 residential properties leased in the United States. Also includes one staff house leased in Colombia for Key employees, one house rental for the Colombia country manager and one property in Russia leased by Geostream Services Group and its subsidiaries (“Geostream”), five rental homes for managers and staff in Mexico, three staff houses in Bahrain and one rental house for a manager in Oman.

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
Market and Share Prices
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KEG.” As of February 15, 2013, there were 671 registered holders of 152,320,915 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name”, meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. The following table sets forth the reported high and low closing price of our common stock for the periods indicated:

	High	Low
Year Ended December 31, 2012
1st Quarter	$17.82	$14.33
2nd Quarter	15.73	6.86
3rd Quarter	9.51	6.67
4th Quarter	7.39	5.82

	High	Low
Year Ended December 31, 2011
1st Quarter	$15.92	$12.16
2nd Quarter	18.20	14.59
3rd Quarter	20.48	9.09
4th Quarter	15.47	8.70
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.
The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 1000 Index, the Russell 2000 Index, old peer group and new peer group as established by management.
The old peer group consists of the following companies: Nabors Industries Ltd., Weatherford International Ltd., Basic Energy Services, Inc., Complete Production Services, Inc. and RPC, Inc. In February 2012, Complete Production Services, Inc was acquired by Superior Energy Services, Inc.
The new peer group consists of the following companies: Baker Hughes Incorporated, Basic Energy Services, Inc., Exterran Holdings, Inc., Helix Energy Solutions Group, Inc., Noble Corporation, Oceaneering International Inc., Oil States International Inc., Patterson UTI Energy Inc., RPC, Inc., Superior Energy Services, Inc. and Weatherford International Ltd.
Also during 2008, we moved from the Russell 2000 Index to the Russell 1000 Index and, during 2009, we moved back from the Russell 1000 Index to the Russell 2000 Index. For comparative purposes, both the Russell 2000 and the Russell 1000 Indices are reflected in the following performance graph.
The graph below compares the cumulative five-year total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector, the listed Russell Indices, our old peer group and our new peer group. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 at December 31, 2007 and tracks the return on the investment through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Key Energy Services, Inc., the Russell 2000 Index, the Russell 1000 Index,
the PHLX Oil Service Sector Index, Old Peer Group and New Peer Group

140
120
100
80
60
40
20
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Period Ending
Key Energy Services, Inc.
Russell 2000
Russell 1000
PHLX Oil Service Sector
Old Peer Group
New Peer Group

*    $100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal years ended December 31.
Dividend Policy
There were no dividends declared or paid on our common stock for the years ended December 31, 2012, 2011 and 2010. Under the terms of our current credit facility, we must meet certain financial covenants before we may pay dividends. We do not currently intend to pay dividends.

Issuer Purchases of Equity Securities
During the fourth quarter of 2012, we repurchased an aggregate of 10,749 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
October 1, 2012 to October 31, 2012	—	$—	—
November 1, 2012 to November 30, 2012	6,967	$6.10	—
December 1, 2012 to December 31, 2012	3,782	$6.52	—

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2012 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders(1)	2,064	$14.03	4,513
Equity compensation plans not approved by stockholders	—	$—	—
Total	2,064		4,513

(1)
Represents options and other stock-based awards granted under the Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan (the “2012 Incentive Plan”), the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan (the “2009 Incentive Plan”), the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan (the “2007 Incentive Plan”), and the Key Energy Group, Inc. 1997 Incentive Plan (the “1997 Incentive Plan”).

ITEM 6.    SELECTED FINANCIAL DATA
The following historical selected financial data as of and for the years ended December 31, 2008 through December 31, 2012 has been derived from our audited financial statements included in “Item 8. Financial Statements and Supplementary Data.” For the years ended December 31, 2008 through December 31, 2011, we have reclassified the historical results of operations of our Argentina business as discontinued operations. Additionally, for the years ended December 31, 2008 through December 31, 2010, we have reclassified the historical results of operations of our pressure pumping and wireline businesses as discontinued operations.The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
REVENUES	$1,960,070	$1,729,211	$1,062,595	$887,074	$1,505,605
COSTS AND EXPENSES:
Direct operating expenses	1,308,845	1,085,190	746,441	609,807	917,516
Depreciation and amortization expense	213,783	166,946	133,898	145,491	144,920
General and administrative expenses	230,496	223,299	186,188	160,220	232,836
Asset retirements and impairments	—	—	—	96,768	26,101
Operating income (loss)	206,946	253,776	(3,932)	(125,212)	184,232
Loss on early extinguishment of debt	—	46,451	—	472	—
Interest expense, net of amounts capitalized	53,566	40,849	41,240	39,241	42,677
Other (income) expense, net	(6,649)	(8,977)	(2,807)	(624)	1,191
Income (loss) from continuing operations before tax	160,029	175,453	(42,365)	(164,301)	140,364
Income tax (expense) benefit	(57,352)	(64,117)	17,961	61,532	(77,312)
Income (loss) from continuing operations	102,677	111,336	(24,404)	(102,769)	63,052
Income (loss) from discontinued operations, net of tax	(93,568)	(10,681)	94,753	(53,907)	20,761
Net income (loss)	9,109	100,655	70,349	(156,676)	83,813
Income (loss) attributable to noncontrolling interest	1,487	(806)	(3,146)	(555)	(245)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$7,622	$101,461	$73,495	$(156,121)	$84,058
Earnings (loss) per share from continuing operations attributable to Key:
Basic	$0.67	$0.77	$(0.16)	$(0.84)	$0.51
Diluted	$0.67	$0.76	$(0.16)	$(0.84)	$0.50
Earnings (loss) per share from discontinued operations:
Basic	$(0.62)	$(0.07)	$0.73	$(0.45)	$0.17
Diluted	$(0.62)	$(0.07)	$0.73	$(0.45)	$0.17
Earnings (loss) per share attributable to Key:
Basic	$0.05	$0.70	$0.57	$(1.29)	$0.68
Diluted	$0.05	$0.69	$0.57	$(1.29)	$0.67

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$102,677	$111,336	$(24,404)	$(102,769)	$63,052
Income (loss) attributable to noncontrolling interest	1,487	(806)	(3,146)	(555)	(245)
Income (loss) from continuing operations attributable to Key	$101,190	$112,142	$(21,258)	$(102,214)	$63,297
Weighted Average Shares Outstanding:
Basic	151,106	145,909	129,368	121,072	124,246
Diluted	151,125	146,217	129,368	121,072	125,565
CASH FLOW DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$369,660	$188,305	$129,805	$184,837	$367,164
Net cash used in investing activities	(428,709)	(520,090)	(8,631)	(110,636)	(329,074)
Net cash provided by (used in) financing activities	73,946	306,084	(100,205)	(127,475)	(7,970)
Effect of changes in exchange rates on cash	(4,391)	4,516	(1,735)	(2,023)	4,068
BALANCE SHEET DATA

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Working capital	$284,698	$311,060	$132,385	$194,363	$285,749
Property and equipment, gross	2,528,578	2,184,810	1,789,571	1,604,523	1,808,836
Property and equipment, net	1,436,674	1,197,300	920,797	776,349	1,027,086
Total assets	2,761,588	2,599,120	1,892,936	1,664,410	2,016,923
Long-term debt and capital leases, net of current maturities	848,110	773,975	427,121	523,949	633,591
Total liabilities	1,474,256	1,384,489	911,133	921,270	1,156,191
Equity	1,287,332	1,214,631	981,803	743,140	860,732
Cash dividends per common share	—	—	—	—	—

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
Overview
We provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to produce, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in a lower oil and natural gas price environment, demand for service and maintenance generally decreases as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Further, in a lower-priced environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.
Business and Growth Strategies
Focus on Horizontal Well Services
In recent years the number of horizontal wells drilled in the U.S. has increased significantly. Horizontal wells tend to involve a higher degree of service intensity associated with their drilling and completion, and we believe ultimately the maintenance required over their lifetime. To capitalize on this growing market segment we have built and acquired new equipment, including more capable rigs and coiled tubing units, and upgraded existing equipment capable of providing services integral to the completion and maintenance of horizontal wellbores. Additionally, during 2011 we acquired Edge , which primarily rents frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. The Edge acquisition increased our higher-end equipment and service offerings associated with horizontal well completion activity. We also expanded all our service offerings into unconventional shale regions where horizontal activity is most prevalent including the Bakken shale, the Eagle Ford shale, and others. We intend to continue our focus on the expansion of horizontal well service offerings in existing markets and into new markets in the United States.
Continue Expansion in International Markets
We presently operate internationally in Mexico, Colombia, the Middle East and Russia, particularly in regions of those countries with large mature oilfields facing production declines. We believe that our experience with domestic mature oilfields and our proprietary technologies, including our KeyView® system, provides us with the opportunity to compete for new business in foreign markets. We continue to evaluate international expansion opportunities in the regions where we already have a presence as well as other regions.
Pursue Prudent Acquisitions in Complementary Businesses
We intend to continue our disciplined approach to acquisitions, seeking opportunities, domestic and internationally, that strengthen our presence in selected regional markets and provide opportunities to expand our core services. We also seek to acquire technologies, assets and businesses that represent a good operational, strategic, and/or synergistic fit with our existing service offerings. For example, our recent acquisition of Edge complemented our other horizontal well service offerings.

Likewise, in October 2010, we acquired certain subsidiaries, together with associated assets, owned by OFS Energy Services, LLC and other coiled tubing asset acquisitions enabled us to further expand our unconventional shale market positioning.
PERFORMANCE MEASURES
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is often used as a coincident indicator of overall Exploration and Production (E&P) company spending and broader oilfield activity. In assessing overall activity in the U.S. onshore oilfield service industry in which we operate, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of E&P companies' capital spending and resulting activity levels. Historically, our activity levels have been highly correlated to U.S. onshore capital spending by our E&P company customers as a group.

Year	WTI Cushing Crude Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2008	$99.57	$8.90	1,814
2009	$61.95	$4.28	1,046
2010	$79.48	$4.38	1,514
2011	$94.87	$4.03	1,846
2012	$94.05	$2.75	1,871

(1)	Represents the average of the monthly average prices for each of the years presented. Source: U.S. Energy Information Administration, Bloomberg.

(2)	Source: www.bakerhughes.com
Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital spending by E&P companies increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer rig and trucking services, which results in lower hours worked. The following table presents our quarterly rig and trucking hours from 2010 through 2012.

	Rig Hours			Trucking Hours	Key’s U.S. Working Days (3)
	U.S.	International (1)	Total (2)
2012
First Quarter	435,280	84,469	519,749	722,718	64
Second Quarter	428,864	104,656	533,520	685,587	63
Third Quarter	412,998	103,448	516,446	607,480	63
Fourth Quarter	357,628	113,246	470,874	594,770	62
Total 2012:	1,634,770	405,819	2,040,589	2,610,555	252
2011
First Quarter	415,691	52,965	468,656	711,701	64
Second Quarter	426,278	59,384	485,662	776,382	63
Third Quarter	428,236	66,375	494,611	757,550	64
Fourth Quarter	413,052	69,528	482,580	721,411	61
Total 2011:	1,683,257	248,252	1,931,509	2,967,044	252
2010
First Quarter	372,842	60,596	433,438	459,292	63
Second Quarter	396,877	40,190	437,067	518,483	63
Third Quarter	413,052	34,739	447,791	559,181	64
Fourth Quarter	402,187	34,812	436,999	707,616	61
Total 2010:	1,584,958	170,337	1,755,295	2,244,572	251

(1)    International continuing operations rig hours exclude rig hours generated in Argentina, as our Argentina operations were sold in the third quarter of 2012 and are reported as discontinued operations. Argentina hours were 54,625 and 55,972 for the first and second quarters of 2012, respectively. Argentina rig hours were 56,804, 59,255, 59,532 and 50,876 for the first, second, third and fourth quarters of 2011 respectively. Argentina rig hours were 51,745, 52,101, 56,099 and 56,946 for the first, second, third and fourth quarters of 2010 respectively.
(2)    Total continuing operations rig hours included U.S. rig hours and international continuing operations rig hours, as described in footnote (1) above.
(3)    Key's U.S. working days are the number of weekdays during the quarter minus national holidays.

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Year Ended December 31, 2012
Industry conditions are influenced by a number of factors, such as the domestic and international supply and demand for oil and natural gas, domestic and international economic conditions, political instability in oil producing countries and merger, acquisition and divestiture activity among E&P companies.
In the first half of 2012, customer spending drove increased demand for our services. Accordingly, we invested in equipment, personnel and resources necessary to accommodate market growth. Meanwhile, oil prices peaked near $110 per barrel early in the year and subsequently declined to under $80 per barrel by mid-year. The lower realized oil prices combined with natural gas prices below $3.50 per mcf persisting through most of the year, negatively impacted customer cash flow.
As a result of our customers' reduced operating cash flow, our overall activity levels and pricing for our services decreased as 2012 progressed. We experienced reduced equipment utilization and under-absorbed operating costs, particularly in our Fluids Management Services, Coiled Tubing Services, and Fishing and Rental Services, due to their higher exposure to natural gas markets, where customer demand weakened and price competition increased for the services we provide.
Earlier in the year, we expanded our capacity in large diameter, extended reach capable coiled tubing units. We increased our frac stack and well testing business in the Eagle Ford, and we developed a presence in other oil shale markets, notably the Mississippian Lime and Bakken Shale markets. We continued to recapitalize our U.S. rig services fleet, deploying modern heavy workover rigs and retiring and scrapping older, less capable well servicing rigs.
Internationally, we more than doubled our presence in Mexico, and we expanded in Colombia and the Middle East. Additionally during the year, we sold our Argentina operations.
Market Outlook
Continued growth in global and domestic oil demand combined with limited global production capacity has more recently improved the oil price outlook, which, we believe, supports continued oil-directed activity in 2013, particularly more productive horizontal wells. We anticipate Key's U.S. activity in 2013 will approximate 2012 levels, implying generally increasing activity from a lower first quarter level. Additionally, we believe the favorable global oil fundamentals should also lead to higher activity in our international segment.
One of Key's large customers reduced its U.S. oilfield service activity, which negatively impacted our Rig Services business late in the fourth quarter of 2012. We anticipate a full quarter's impact of this activity reduction in the first quarter of 2013. We expect generally improving activity for Rig Services beginning in the second quarter 2013 and continuing through the year as the idled rig assets return to service.
Our Fishing and Rental Services business tends to be correlated mostly to the onshore drilling rig count. Even against the backdrop of overall flat year-over-year U.S. oilfield service activity levels, we believe this business could grow as a result of investments in rental equipment that we made in 2012.
Internationally, we expect to build on the growth experienced in 2012 and the capital investments we made during the year. In Mexico, Colombia and the Middle East, assets that were deployed late in 2012 should help fuel incremental growth with a full year's contribution to results in 2013.
Impact of Inflation on Operations
In 2013, we anticipate cost inflation to remain one of our biggest challenges as it was in 2012. We expect that competition for experienced crews throughout the oilfield services industry will continue to put upward pressure on wages. Access to experienced, capable crews remains one of our biggest challenges to growth. We also anticipate the need to mitigate equipment and fuel costs in 2013. In addition to effective, active cost management, we endeavor to secure prices for our services which anticipate cost inflation, such that we can still generate an appropriate return for our services.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table shows our consolidated results of operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
REVENUES	$1,960,070	$1,729,211	$1,062,595
COSTS AND EXPENSES:
Direct operating expenses	1,308,845	1,085,190	746,441
Depreciation and amortization expense	213,783	166,946	133,898
General and administrative expenses	230,496	223,299	186,188
Operating income (loss)	206,946	253,776	(3,932)
Loss on early extinguishment of debt	—	46,451	—
Interest expense, net of amounts capitalized	53,566	40,849	41,240
Other income, net	(6,649)	(8,977)	(2,807)
Income (loss) from continuing operations before tax	160,029	175,453	(42,365)
Income tax (expense) benefit	(57,352)	(64,117)	17,961
Income (loss) from continuing operations	102,677	111,336	(24,404)
Income (loss) from discontinued operations, net of tax	(93,568)	(10,681)	94,753
Net income	9,109	100,655	70,349
Income (loss) attributable to noncontrolling interest	1,487	(806)	(3,146)
INCOME ATTRIBUTABLE TO KEY	$7,622	$101,461	$73,495
Year Ended December 31, 2012 and 2011
For the year ended December 31, 2012, our operating income was $207.0 million, compared to $253.8 million for the year ended December 31, 2011. Income for 2012 was $0.05 per diluted share compared to $0.69 per diluted share for 2011. Income and income per share during 2011 was impacted by our loss on the extinguishment of debt.
Revenues
Our revenues for the year ended December 31, 2012 increased $230.9 million, or 13.4%, to $1.96 billion from $1.73 billion for the year ended December 31, 2011, mostly due to strong demand for our rig-based services in oil markets, improved pricing and overall economic conditions during the first half of 2012 as well as both domestic and international expansion of our business. See “Segment Operating Results — Year Ended December 31, 2012 and 2011” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses increased $223.7 million, or 20.6%, to $1.3 billion (66.8% of revenues) for the year ended December 31, 2012, compared to $1.1 billion (62.8% of revenues) for the year ended December 31, 2011. We incurred additional costs during the period to relocate assets and personnel from declining natural gas markets to oil markets. As a result, we experienced increased competition in the oil markets we serve giving rise to higher labor costs. See “Segment Operating Results — Year Ended December 31, 2012 and 2011” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased $46.8 million, or 28.1%, to $213.8 million (10.9% of revenue) for the year ended December 31, 2012, compared to $166.9 million (9.7% of revenue) for the year ended December 31, 2011. The increase was primarily attributable to the increase in our fixed asset base through our acquisitions during 2011, as well as increased capital expenditures during 2011 and full year 2012.

General and administrative expenses
General and administrative expenses increased $7.2 million, or 3.2%, to $230.5 million (11.8% of revenues) for the year ended December 31, 2012, compared to $223.3 million (12.9% of revenues) for the year ended December 31, 2011. The increase was primarily due to higher employee compensation, benefit costs and professional fees. In addition, prior year expenses were offset by a favorable legal settlement of $5.5 million in which Key Energy Services, Inc. was the plantiff.
Loss on early extinguishment of debt
Loss on early extinguishment of debt was zero for the year ended December 31, 2012, compared to $46.5 million for the same period in 2011, due to our tender offer for our 8.375% Senior Notes due 2014 (the “2014 Notes”) and the termination of our prior credit facility during the first quarter of 2011. The loss consisted of the tender premium on the 2014 Notes, as well as transaction fees and the write-off of the unamortized portion of deferred financing costs.
Interest expense, net of amounts capitalized
Interest expense increased $12.7 million to $53.6 million (2.7% of revenues), for the year ended December 31, 2012, compared to $40.8 million (2.4% of revenues) for the same period in 2011. Overall, interest rates on our debt have declined compared to 2011 due to our repurchase of the 2014 Notes and the issuance of the 6.75% Senior Notes due 2021 during the first quarter of 2011. However, interest expense for the year ended December 31, 2012 increased due to the issuance of an additional $200.0 million aggregate principal amount of 6.75% Senior Notes due 2021 and a higher outstanding balance under our 2011 Credit Facility (as defined below).
Other (income) expense, net
During the year ended December 31, 2012, we recognized other income, net, of $6.6 million, compared to other income, net, of $9.0 million for the year ended December 31, 2011. In the second quarter of 2011, we sold our equity interest in IROC Energy Services Corp. (“IROC”) and recorded a gain on the sale of $4.8 million. Our foreign exchange gain relates to an increase in U.S. dollar-denominated transactions in our foreign locations and fluctuations in the strength of the U.S. dollar. The table below presents comparative detailed information about other income, net at December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Interest income	$(46)	$(26)
Foreign exchange gain	(4,726)	(3,058)
Gain on sale of equity method investment	—	(4,783)
Other income, net	(1,877)	(1,110)
Total	$(6,649)	$(8,977)
Income tax (expense) benefit
Our income tax expense on continuing operations was $57.4 million (35.8% effective rate) on pre-tax income of $160.0 million for the year ended December 31, 2012, compared to an income tax expense of $64.1 million (36.5% effective rate) on a pre-tax income of $175.5 million in 2011. Our effective tax rates differ from the statutory rate of 35% primarily because of state, local and foreign income taxes, and the tax effects of permanent items attributable to book-tax differences.
Discontinued operations
During the years ended December 31, 2012 and 2011, our net loss from discontinued operations was $93.6 million and $10.7 million, respectively. This activity related to our Argentina business. Included in the loss from discontinued operations for the year ended December 31, 2012 is a pre-tax loss of $85.8 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in Accumulated other comprehensive loss. For further discussion see “Note 3. Discontinued Operations” in “Item 8. Financial Statements and Supplementary Data.”
Noncontrolling Interest
For the year ended December 31, 2012, we allocated $1.5 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to a net loss of $0.8 million for the year ended December 31, 2011.

Year Ended December 31, 2011 and 2010
For the year ended December 31, 2011, operating income was $253.8 million, compared to a $4.0 million operating loss for the year ended December 31, 2010. Income for 2011 was $0.69 per diluted share compared to $0.57 per diluted share for 2010. Income and income per share during 2011 was impacted by our loss on the extinguishment of debt. Also, our 2010 results included the gain on the sale of our pressure pumping and wireline businesses on October 1, 2010.
Revenues
Our revenues for the year ended December 31, 2011 increased $666.6 million, or 62.7%, to $1.73 billion from $1.06 billion for the year ended December 31, 2010 as a result of increased activity and improved pricing compared to 2010, domestic and international growth, as well as the revenue contribution of acquisitions completed during 2011 and in the fourth quarter of 2010. See “Segment Operating Results — Year Ended December 31, 2011 and 2010” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses increased $338.7 million, or 45.4%, to $1.1 billion (62.8% of revenues) for the year ended December 31, 2011, compared to $746.4 million (70.2% of revenues) for the year ended December 31, 2010 as a direct result of increased business activity as well as inflation in our operating costs. See “Segment Operating Results — Year Ended December 31, 2011 and 2010” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased $33.0 million, or 24.7%, to $166.9 million (9.7% of revenue) for the year ended December 31, 2011, compared to $133.9 million (12.6% of revenue) for the year ended December 31, 2010. The increase is primarily attributable to the increase in our fixed asset base through our acquisitions during 2011 and the fourth quarter of 2010, as well as increased capital expenditures in 2011.
General and administrative expenses
General and administrative expenses increased $37.1 million, or 19.9%, to $223.3 million (12.9% of revenues) for the year ended December 31, 2011, compared to $186.2 million (17.5% of revenues) for the year ended December 31, 2010. Our general and administrative expenses increased due to an increase in employee compensation resulting from the rescission of temporary employee compensation and benefit reductions late in 2010 as well as increased headcount due to our growth.
Loss on early extinguishment of debt
Loss on early extinguishment of debt was $46.5 million for the year ended December 31, 2011, compared to zero for the same period in 2010, due to our tender offer for our 2014 Notes and the termination of our prior credit facility during the first quarter of 2011. The loss consisted of the tender premium on the 2014 Notes, as well as transaction fees and the write-off of the unamortized portion of deferred financing costs.
Interest expense, net of amounts capitalized
Interest expense decreased $0.4 million to $40.8 million (2.4% of revenues), for the year ended December 31, 2011, compared to $41.2 million (3.9% of revenues) for the same period in 2010. Overall, interest rates on our debt declined during 2011 due to the replacement of the 2014 Notes with our 6.75% Senior Notes due 2021 during the first quarter of 2011. However, this rate decline was offset by additional interest expense due to a greater aggregate principal amount outstanding of the 2021 Notes and additional borrowings under our 2011 Credit Facility to fund the acquisition of Edge.
Other (income) expense, net
During the year ended December 31, 2011, we recognized other income, net, of $9.0 million, compared to other income, net, of $2.8 million for the year ended December 31, 2010. In the second quarter of 2011, we sold our equity interest in IROC and recorded a gain on the sale of $4.8 million. Our foreign exchange gain relates to an increase in U.S. dollar-denominated transactions in our foreign locations and fluctuations in the strength of the U.S. dollar. The table below presents comparative detailed information about other income, net at December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Interest income	$(26)	$(130)
Foreign exchange gain	(3,058)	(1,681)
Gain on sale of equity method investment	(4,783)	—
Other income, net	$(1,110)	$(996)
Total	$(8,977)	$(2,807)
Income tax (expense) benefit
Our income tax expense on continuing operations was $64.1 million (36.5% effective rate) on pre-tax income of $175.5 million for the year ended December 31, 2011, compared to an income tax benefit of $18.0 million (42.4% effective rate) on a pre-tax loss of $42.4 million in 2010. Our effective tax rates differ from the statutory rate of 35% primarily because of state, local and foreign income taxes, and the tax effects of permanent items attributable to book-tax differences.
Discontinued operations
Net loss from discontinued operations was $10.7 million for the year ended December 31, 2011, compared to income of $94.8 million for the year ended December 31, 2010. The net loss in 2011 related to our Argentina business, while the net income in 2010 related to both our Argentina business and our pressure pumping and wireline businesses. For further discussion see “Note 3. Discontinued Operations” in “Item 8. Financial Statements and Supplementary Data.”
Noncontrolling Interest
For the year ended December 31, 2011, we allocated $0.8 million associated with the net loss incurred by our joint ventures to the noncontrolling interest holders of these ventures, compared to $3.1 million for the year ended December 31, 2010.

Segment Operating Results
Year Ended December 31, 2012 and 2011
The following table shows operating results for each of our reportable segments for the years ended December 31, 2012 and 2011 (in thousands):
For the year ended December 31, 2012

	U.S.	International	Functional Support	Total
Revenues from external customers	$1,626,768	$333,302	$—	$1,960,070
Operating expenses	1,341,427	270,310	141,387	1,753,124
Operating income (loss)	285,341	62,992	(141,387)	206,946
For the year ended December 31, 2011

	U.S.	International	Functional Support	Total
Revenues from external customers	$1,530,087	$199,124	$—	$1,729,211
Operating expenses	1,172,481	160,203	142,751	1,475,435
Operating income (loss)	357,606	38,921	(142,751)	253,776

U.S.
Revenues for our U.S. segment increased $96.7 million, or 6.3%, to $1.63 billion for the year ended December 31, 2012, compared to $1.53 billion for the year ended December 31, 2011. The increase was due to an increase in activity for our rig-based services and fishing and rental services along with improved pricing.
Operating expenses for our U.S. segment were $1.34 billion during the year ended December 31, 2012, which represented an increase of $168.9 million, or 14.4%, compared to $1.17 billion for the same period in 2011. We incurred additional costs during 2012 to relocate assets and personnel from declining natural gas markets to oil markets. As a result, we experienced increased activity in oil markets during 2012 combined with the impact of inflationary pressure on fuel, wages and benefit-related expenses.
International
Revenues for our international segment increased $134.2 million, or 67.4%, to $333.3 million for the year ended December 31, 2012, compared to $199.1 million for the year ended December 31, 2011. The increase was primarily attributable to increased activity in Mexico.
Operating expenses for our international segment increased $110.1 million, or 68.7%, to $270.3 million for the year ended December 31, 2012, compared to $160.2 million for the year ended December 31, 2011. These expenses increased as a direct result of additional activity during the period. We also incurred additional costs to mobilize assets to Oman and Mexico.
Functional Support
Operating expenses for Functional Support decreased $1.4 million, or 1.0%, to $141.4 million (7.2% of consolidated revenues) for the year ended December 31, 2012 compared to $142.8 million (8.3% of consolidated revenues) for the year ended December 31, 2011. The decrease in costs primarily related to lower bonus and stock based compensation expenses. In addition, prior year expenses were offset by a favorable legal settlement of $5.5 million in which Key Energy Services, Inc. was the plantiff.
Year Ended December 31, 2011 and 2010
The following table shows operating results for each of our reportable segments for the twelve-month periods ended December 31, 2011 and 2010 (in thousands):
For the year ended December 31, 2011

	U.S.	International	Functional Support	Total
Revenues from external customers	$1,530,087	$199,124	$—	$1,729,211
Operating expenses	1,172,481	160,203	142,751	1,475,435
Operating income (loss)	357,606	38,921	(142,751)	253,776
For the year ended December 31, 2010

	U.S.	International	Functional Support	Total
Revenues from external customers	$961,244	$101,351	$—	$1,062,595
Operating expenses	828,957	111,846	125,724	1,066,527
Operating income (loss)	132,287	(10,495)	(125,724)	(3,932)
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
International
Revenues for our international segment increased $97.8 million, or 96.5%, to $199.1 million for the year ended December 31, 2011, compared to $101.4 million for the year ended December 31, 2010. The increase for this segment is primarily attributable to our international expansion in the second half of 2010 to Colombia and the Middle East, in addition to a significant activity increase in Mexico.
Operating expenses for our international segment increased $48.4 million, or 43.2%, to $160.2 million for the year ended December 31, 2011, compared to $111.8 million for the year ended December 31, 2010, and increased as a direct result of additional activity growth and a full year of operations in Colombia and the Middle East during the period.
Functional Support
Operating expenses for Functional Support increased $17.0 million, or 13.5%, to $142.8 million (8.3% of consolidated revenues) for the year ended December 31, 2011 compared to $125.7 million (11.8% of consolidated revenues) for the year ended December 31, 2010. The increase in costs relates to the reinstatement in late 2010 of certain employee compensation and benefits that had been suspended in 2009 as part of our cost savings effort.

Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and borrowings under our senior secured revolving credit facility. We maintain a senior secured credit facility pursuant to a revolving credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents (as amended on July 27, 2011, the “2011 Credit Facility”). The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $550.0 million, all of which will mature no later than March 31, 2016. We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.
In 2013, we expect to access available funds under our 2011 Credit Facility to meet our cash requirements for day-to-day operations and in times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity. We believe that our internally generated cash flows from operations, current reserves of cash and availability under our 2011 Credit Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures and debt service for the next twelve months. Under the terms of the 2011 Credit Facility, committed letters of credit count against our borrowing capacity. As of December 31, 2012, we had $165.0 million in borrowings and $54.1 million of letters of credit outstanding under our 2011 Credit Facility, leaving $330.9 million of unused borrowing capacity.
All obligations under the 2011 Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment. See further discussion under “Debt Service” below.
As of December 31, 2012, our adjusted working capital (working capital excluding the current portion of capital lease obligations of $0.4 million) was $285.1 million. Adjusted working capital at December 31, 2011 was $312.8 million, excluding the current portion of capital lease obligations of $1.7 million. Our adjusted working capital at December 31, 2011 decreased during 2012 as a result of our sale of Argentina business working capital and an increase in current liabilities and were slightly offset by an increase in accounts receivable.
As of December 31, 2012, we had $46.0 million of cash, of which approximately $3.4 million was held in the bank accounts of our foreign subsidiaries. Of this amount, approximately $2.0 million was held by our joint ventures, which are subject to a noncontrolling interest and therefore, the cash cannot be repatriated. Less than $0.1 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. dollars. We believe that the cash held by our wholly owned foreign subsidiaries could be repatriated for general corporate use without material withholdings.

Cash Flows
During the year ended December 31, 2012, we generated cash flows from operating activities of $369.7 million, compared to $188.3 million for the year ended December 31, 2011. These operating cash inflows primarily relate to an increase in collection of accounts receivable and higher accounts payables and accrued liabilities.
Cash used in investing activities was $428.7 million and $520.1 million for years ended December 31, 2012 and 2011, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures and an acquisition during 2011. Our capital expenditures during 2012 relate to the increased demand for our services compared to 2011 and associated growth initiatives.
Cash provided by financing activities was $73.9 million and $306.1 million during the years ended December 31, 2012, and 2011, respectively. Overall financing cash inflows for 2012 relate to the proceeds from the issuance of an additional $200.0 million of 6.75% Senior Notes due 2021on March 8, 2012, partially offset by net payments on the revolving credit facility.
The following table summarizes our cash flows for the year ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$369,660	$188,305
Cash paid for capital expenditures	(447,160)	(359,097)
Proceeds from sale of fixed assets	17,127	14,100
Proceeds received from sale of assets held for sale	2,000	—
Acquisitions, net of cash acquired of $- and $886, respectively	—	(187,058)
Investment in Wilayat Key Energy, LLC	(676)	—
Proceeds from sale of equity method investments	—	11,965
Repayments of capital lease obligations	(1,959)	(4,016)
Repayments of long-term debt	—	(421,427)
Payment of bond tender premium	—	(39,082)
Proceeds from long-term debt	205,000	475,000
Proceeds from borrowings on revolving credit facility	275,000	418,000
Repayments on revolving credit facility	(405,000)	(123,000)
Payment of deferred financing costs	(4,597)	(16,485)
Other financing activities, net	5,502	17,094
Effect of changes in exchange rates on cash	(4,391)	4,516
Net increase (decrease) in cash and cash equivalents	$10,506	$(21,185)
Debt Service
At December 31, 2012, our annual maturities on our indebtedness, consisting only of our 2014 Notes and 6.75% Senior Notes due 2021 and borrowings under our 2011 Credit Facility at year-end, are as follows:

Principal Payments
(in thousands)
2013	$—
2014	3,573
2015	—
2016	165,000
2017 and thereafter	675,000
Total	$843,573

We have no maturities of debt in 2013. Interest on our $675.0 million of 6.75% Senior Notes due 2021 is due on March 1 and September 1 of each year. Our 6.75% Senior Notes due 2021 mature on September 1, 2021. Interest on the remaining $3.6 million aggregate principal amount of 2014 Notes outstanding is due on June 1 and December 1 of each year. Our 2014 Notes mature on December 1, 2014. Interest paid on our 2014 Notes and 6.75% Senior Notes due 2021 during 2012 was $38.9 million. Interest on the 2014 Notes and 6.75% Senior Notes due 2021 for 2013 is expected to be $45.9 million. We expect to fund interest payments from cash on hand and cash generated by operations.
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
6.75% Senior Notes due 2021
We issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 on March 4, 2011 and issued an additional $200.0 million of such notes on March 8, 2012 (collectively the “2021 Notes”) under an indenture dated March 4, 2011 (the "Base Indenture"), as supplemented by a first supplemental indenture dated March 4, 2011 and amended by a first supplemental indenture dated March 8, 2012 (as amended, the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.6 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.
On January 29, 2013, we commenced an offer to exchange the $200.0 million in aggregate principal amount of notes issued in a private placement on March 8, 2012 for an equal principal amount of such notes registered under the Securities Act of 1933. The exchange offer will expire on February 25, 2013 and is scheduled to close on March 5, 2013. All of the 2021 Notes are treated as a single class under the Indenture, and assuming the completion of the exchange offer and the exchange of all the notes subject thereto, all of the 2021 Notes will bear the same CUSIP and ISIN numbers.
The 2021 Notes are general unsecured senior obligations and are effectively subordinated to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2012, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with all covenants at December 31, 2012.
Senior Secured Credit Facility
Our 2011 Credit Facility is an important source of liquidity for us. The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility totaling $550 million, all of which will mature no later than March 31, 2016. The maximum amount that we may borrow under the facility may be subject to limitation due to the operation of the covenants contained in the facility. The 2011 Credit Facility allows us to request increases in the total commitments under the facility by up to $100.0 million in the aggregate in part or in full anytime during the term of the 2011 Credit Facility, with any such increases being subject to compliance with the restrictive covenants in the 2011 Credit Facility and in the Indenture governing our 2021 Senior Notes, as well as lender approval.
We capitalized $4.9 million of financing costs in connection with the execution of the 2011 Credit Facility and an additional $1.4 million related to a subsequent amendment that will be amortized over the term of the debt.
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

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than 45%;

•
our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•
we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least 2.00 to 1.00;

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
We were in compliance with these covenants at December 31, 2012. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of December 31, 2012, we had borrowings of $165.0 million under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $330.9 million of available borrowing capacity under the 2011 Credit Facility. For the years ended December 31, 2012 and 2011, the weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.71% and 2.78%, respectively.
Capital Lease Agreements
From time to time, we lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of December 31, 2012, there was approximately $0.4 million outstanding under such equipment leases.
Off-Balance Sheet Arrangements
At December 31, 2012, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Set forth below is a summary of our contractual obligations as of December 31, 2012. The obligations we pay in future periods reflect certain assumptions, including variability in interest rates on our variable-rate obligations and the duration of our obligations, and actual payments in future periods may vary.

	Payments Due by Period
	Total	Less than 1 Year (2013)	1-3 Years (2014-2016)	4-5 Years (2017-2018)	After 5 Years (2019+)
	(in thousands)
8.375% Senior Notes due 2014	3,573	—	3,573	—	—
6.75% Senior Notes due 2021	675,000	—	—	—	675,000
Interest associated with 8.375% Senior Notes due 2014 and 6.75% Senior Notes due 2021	372,795	45,862	136,937	91,125	98,871
Borrowings under Senior Secured Credit Facility	165,000	—	165,000		—
Interest associated with Senior Secured Credit Facility(1)	14,479	4,455	10,024		—
Commitment and availability fees associated with Senior Secured Credit Facility	5,377	1,654	3,723		—
Capital lease obligations, excluding interest and executory costs	393	393
Interest and executory costs associated with capital lease obligations(1)	165	165
Non-cancelable operating leases	69,823	26,607	37,062	3,808	2,346
Liabilities for uncertain tax positions	1,201	863	338	—	—
Equity based compensation liability awards(2)	277	277
Total	$1,308,083	$80,276	$356,657	$94,933	$776,217

(1)	Based on interest rates in effect at December 31, 2012.

(2)	Based on our closing stock price at December 31, 2012.

Debt Compliance
At December 31, 2012, we were in compliance with all the financial covenants under the 2011 Credit Facility, our 2014 Notes and 2021 Notes. Based on management’s current projections, we expect to be in compliance with all the covenants under our 2011 Credit Facility, 2014 Notes and 2021 Notes for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. See “Item 1A. Risk Factors.”
Capital Expenditures
During the year ended December 31, 2012, our capital expenditures totaled $447.2 million, primarily related to the addition of larger well service rigs, coiled tubing units, fluid transportation equipment, rental equipment including drill pipe and major maintenance of our existing fleet and equipment. Our capital expenditure plan for 2013 is $210 million for equipment maintenance needs, including ongoing upgrades to our rig services fleet. Our capital expenditure program for 2013 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2013 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2013 to increase market share or expand our presence into a new market. We currently anticipate funding our 2013 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
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
We conducted our annual impairment test for goodwill and other intangible assets not subject to amortization as of December 31, 2012. In determining the fair value of our reporting units, we use a weighted-average approach of three commonly used valuation techniques — a discounted cash flow method, a guideline companies method, and a similar transactions method. We assigned a weight to the results of each of these methods based on the facts and circumstances that are in existence for that testing period. We assigned more weight to the discounted cash flow method.
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
While this test is required on an annual basis, it can also be required more frequently based on changes in external factors or other triggering events. We conducted our most recent annual test for impairment of our goodwill and other indefinite-lived intangible assets as of December 31, 2012. On that date, our reporting units for the purposes of impairment testing were rig services, fluid management services,coiled tubing services, fishing and rental services and our Russian and Canadian reporting units. Our goodwill by reporting unit as of December 31, 2012 is as follows (in thousands, except for percentages):

U.S.
Rig Services	$283,400	45%
Coiled Tubing Services	102,799	16%
Fishing and Rental Services	173,463	28%
Fluid Management Services	19,301	3%

Functional Support	18,493	3%
Subtotal	$597,456	95%
International
Canada	4,382	1%
Russia	24,643	4%
Subtotal	29,025	5%
Total	$626,481	100%
We also have intangible assets that are not amortized of $5.1 million and $8.3 million related to our fishing and rental services reporting unit and our Russian reporting unit, respectively. These tradenames are tested for impairment annually using a relief from royalty method.
We performed our qualitative analysis of goodwill impairment as of December 31, 2012. Based on this analysis, our Canadian reporting unit did not have a triggering event that would indicate it was “more likely than not” that the carrying value of this reporting unit was higher than its fair value. However, we determined it was necessary to perform the first step of the goodwill impairment test for our rig services, fluid management services, coiled tubing services, fishing and rental services and Russian reporting units. Under the first step of the goodwill impairment test, we compared the fair value of each reporting unit to its carrying amount, including goodwill. Based on the results of step 1, the fair value of our rig services, fluid management services, coiled tubing services, fishing and rental services and our Russian reporting units exceeded their carrying value by 16.5%, 13.2%, 15.0%, 15.5% and 17.8%, respectively. A key assumption in our model was our forecast of increased revenue for 2013 and 2014 for rig services and fishing and rental services, followed by nominal revenue increases through 2017. For our fluid management services , we anticipate a decrease in revenue from 2013 to 2014 with steady revenue increases from 2014 to 2017. We anticipate our coiled tubing services and Russian reporting units to have increased revenue in future years. Potential events that could affect this assumption include the level of development, exploration and production activity of, and corresponding capital spending by, oil and natural gas companies in Russia, oil and natural gas production costs, government regulations and conditions in the worldwide oil and natural gas industry. Other possible factors that could affect this assumption are the ability to acquire and deploy additional assets and deployment of these assets into the region. Because the fair value of the reporting units exceeded their carrying values, we determined that no impairment of our goodwill associated with our reporting units existed as of December 31, 2012, and that step two of the impairment test was not required.
As noted above, the determination of the fair value of our reporting units is heavily dependent upon certain estimates and assumptions that we make about our reporting units. While the estimates and assumptions that we made regarding our reporting units for our 2012 annual test indicated that the fair values of the reporting units exceeded their carrying values, and although we believe that our estimates and assumptions are reasonable, it is possible that changes in those estimates and assumptions could impact the determination of the fair value of our reporting units. Discount rates we use in future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Additionally, our future projected cash flows for our reporting units could significantly impact the fair value of our reporting units, and if our current projections about our future activity levels, pricing, and cost structure are inaccurate, the fair value of our reporting units could change materially. If the current overall economy further declines or if there is a significant and rapid adverse change in our business in the near- or mid-term for any of our reporting units, our current estimates of the fair value of our reporting units could decrease significantly, leading to possible impairment charges in future periods. Based on our current knowledge and beliefs, we do not feel that material adverse changes to our current estimates and assumptions such that our reporting units would fail step one of the impairment test are reasonably possible.
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

If a trigger event occurs, an impairment test is performed based on an undiscounted cash flow analysis. To perform an impairment test, we make judgments, estimates and assumptions regarding long-term forecasts of revenues and expenses relating to the assets subject to review. Market conditions, energy prices, estimated depreciable lives of the assets, discount rate assumptions and legal factors impact our operations and have a significant effect on the estimates we use to determine whether our assets are impaired. If the results of the analysis indicate that the carrying value of the assets being tested for impairment are not recoverable, then we record an impairment charge to write the carrying value of the assets down to their fair value. Using different judgments, assumptions or estimates, we could potentially arrive at a materially different fair value for the assets being tested for impairment, which may result in an impairment charge.
We did not identify any trigger events causing us to test our tangible and finite-lived intangible assets for impairment during the years ended December 31, 2012, 2011 and 2010.
Valuation of Equity-Based Compensation
We have granted stock options, stock-settled stock appreciation rights (“SARs”), restricted stock (“RSAs” and “RSUs”), phantom shares and performance units to our employees and non-employee directors. The option and SAR awards we grant are fair valued using a Black-Scholes option model on the grant date and are amortized to compensation expense over the vesting period of the option award, net of estimated and actual forfeitures. Compensation related to RSAs and RSUs is based on the fair value of the award on the grant date and is recognized based on the vesting requirements that have been satisfied during the period. Phantom shares are accounted for at fair value, and changes in the fair value of these awards are recorded as compensation expense during the period. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. See "Note 20. Share Based Compensation" in “Item 8. Financial Statements and Supplementary Data" for a more detailed discussion of performance units measurement.
In utilizing the Black-Scholes option pricing model to determine fair values of awards, certain assumptions are made which are based on subjective expectations, and are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility in the price of our common stock, the risk-free interest rate and the expected life of awards. We did not grant any stock options during the years ended December 31, 2012, 2011 and 2010.
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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates, foreign currency exchange rates and equity prices that could impact our financial position, results of operations and cash flows. We manage our exposure to these risks through regular operating and financing activities, and may, on a limited basis, use derivative financial instruments to manage this risk. Derivative financial instruments were not used in the years ended December 31, 2012, 2011 and 2010. To the extent that we use such derivative financial instruments, we will use them only as risk management tools and not for speculative investment purposes.
Interest Rate Risk
As of December 31, 2012, we had outstanding $675.0 million of 2021 Notes and $3.6 million of 2014 Notes. These notes are fixed-rate obligations, and as such do not subject us to risks associated with changes in interest rates. Borrowings under our Senior Secured Credit Facility and our capital lease obligations bear interest at variable interest rates, and therefore expose us to interest rate risk. As of December 31, 2012, the weighted average interest rate on our outstanding variable-rate debt obligations was 2.70%. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by $0.4 million.

Foreign Currency Risk
As of December 31, 2012, we conduct operations in Mexico, Colombia, the Middle East and Russia. We also have a Canadian subsidiary. As of December 31, 2011, the functional currency for Mexico, Russia and Canada was the local currency and the functional currency for Colombia and the Middle East was the U. S. dollar. Due to significant changes in economic facts and circumstances, the functional currency for Mexico and Canada was changed to the U.S. dollar effective January 1, 2012. For balances denominated in our Russian subsidiaries’ local currency, changes in the value of their assets and liabilities due to changes in exchange rates are deferred and accumulated in other comprehensive income until we liquidate our investment. Our Russian foreign subsidiaries must remeasure their account balances at the end of each period to an equivalent amount of local currency, with changes reflected in earnings during the period. A hypothetical 10% decrease in the average value of the U.S. Dollar relative to the value of the local currency for our Russian subsidiaries would increase our net income by less than $0.1 million.
Equity Risk
Certain of our equity-based compensation awards’ fair values are determined based upon the price of our common stock on the measurement date. Any increase in the price of our common stock would lead to a corresponding increase in the fair value of those awards. A 10% increase in the price of our common stock from its value at December 31, 2012 would increase annual compensation expense recognized on these awards by approximately less than $0.1 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Key Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Key Energy Services, Inc.
We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Energy Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Houston, Texas
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
Key Energy Services, Inc.
We have audited the internal control over financial reporting of Key Energy Services, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on Internal Control Over Financial Reporting (Management's Report). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 25, 2013 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 25, 2013

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$45,949	$35,443
Accounts receivable, net of allowance for doubtful accounts of $2,860 and $8,013	404,390	379,533
Inventories	38,622	25,968
Other current assets	100,833	99,276
Current assets held for sale	—	60,343
Total current assets	589,794	600,563
Property and equipment, gross	2,528,578	2,184,810
Accumulated depreciation	(1,091,904)	(987,510)
Property and equipment, net	1,436,674	1,197,300
Goodwill	626,481	622,773
Other intangible assets, net	60,905	81,867
Deferred financing costs, net	16,628	14,771
Deposits	7,339	43,685
Equity method investments	966	918
Other assets	22,801	14,360
Non-current assets held for sale	—	22,883
TOTAL ASSETS	$2,761,588	$2,599,120
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104,073	$71,736
Other current liabilities	200,630	174,183
Current portion of capital lease obligations	393	1,694
Current liabilities directly associated with assets held for sale	—	41,890
Total current liabilities	305,096	289,503
Capital lease obligations, less current portion	—	402
Long-term debt	848,110	773,573
Workers’ compensation, vehicular and health insurance liabilities	33,676	30,854
Deferred tax liabilities	259,453	261,072
Other non-current accrued liabilities	27,921	29,085
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 151,069,609 and 150,733,022 shares issued and outstanding	15,108	15,073
Additional paid-in capital	925,132	915,400
Accumulated other comprehensive loss	(6,148)	(58,231)
Retained earnings	319,736	312,114
Total equity attributable to Key	1,253,828	1,184,356
Noncontrolling interest	33,504	30,275
Total equity	1,287,332	1,214,631
TOTAL LIABILITIES AND EQUITY	$2,761,588	$2,599,120
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
REVENUES	$1,960,070	$1,729,211	$1,062,595
COSTS AND EXPENSES:
Direct operating expenses	1,308,845	1,085,190	746,441
Depreciation and amortization expense	213,783	166,946	133,898
General and administrative expenses	230,496	223,299	186,188

Operating income (loss)	206,946	253,776	(3,932)
Loss on early extinguishment of debt	—	46,451	—
Interest expense, net of amounts capitalized	53,566	40,849	41,240
Other income, net	(6,649)	(8,977)	(2,807)
Income (loss) from continuing operations before tax	160,029	175,453	(42,365)
Income tax (expense) benefit	(57,352)	(64,117)	17,961
Income (loss) from continuing operations	102,677	111,336	(24,404)
Income (loss) from discontinued operations, net of tax	(93,568)	(10,681)	94,753
Net income	9,109	100,655	70,349
Income (loss) attributable to noncontrolling interest	1,487	(806)	(3,146)
INCOME ATTRIBUTABLE TO KEY	$7,622	$101,461	$73,495
Earnings (loss) per share from continuing operations attributable to Key:
Basic	$0.67	$0.77	$(0.16)
Diluted	$0.67	$0.76	$(0.16)
Earnings (loss) per share from discontinued operations:
Basic	$(0.62)	$(0.07)	$0.73
Diluted	$(0.62)	$(0.07)	$0.73
Earnings per share attributable to Key:
Basic	$0.05	$0.70	$0.57
Diluted	$0.05	$0.69	$0.57
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$102,677	$111,336	$(24,404)
Income (loss) attributable to noncontrolling interest	1,487	(806)	(3,146)
Income (loss) from continuing operations attributable to Key	$101,190	$112,142	$(21,258)
Weighted Average Shares Outstanding:
Basic	151,106	145,909	129,368
Diluted	151,125	146,217	129,368
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$102,677	$111,336	$(24,404)
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss), net of tax of $—, $734, and $(129)	1,933	(7,194)	738
Reclassification adjustment for sales of foreign subsidiaries	51,892	—	—
Gain on sale of equity method investment, net of tax of $—, $(410), and $—	—	1,061	—
Total other comprehensive income (loss), net of tax	53,825	(6,133)	738
COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	156,502	105,203	(23,666)
Comprehensive income (loss) from discontinued operations, net of tax	(93,568)	(13,081)	93,184
COMPREHENSIVE INCOME	62,934	92,122	69,518
Comprehensive Income (loss) attributable to noncontrolling interest	(3,229)	2,442	3,406
COMPREHENSIVE INCOME ATTRIBUTABLE TO KEY	$59,705	$94,564	$72,924
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,109	$100,655	$70,349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	213,783	169,604	143,805
Asset retirements and impairments, including loss (gain) on sale of discontinued operations	84,732	—	(154,355)
Bad debt expense	1,299	2,559	3,849
Accretion of asset retirement obligations	594	594	526
Loss (Income) from equity method investments	926	(266)	(396)
Gain on sale of equity method investment	—	(4,783)	—
Amortization of deferred financing costs and discount	2,664	2,150	2,615
Deferred income tax expense (benefit)	35,998	85,792	(12,370)
Capitalized interest	(1,314)	(1,735)	(3,789)
Loss (gain) on disposal of assets, net	1,661	(3,726)	533
Loss on early extinguishment of debt	—	46,451	—
Share-based compensation	13,306	15,609	12,111
Excess tax benefits from share-based compensation	(4,085)	(4,859)	(2,069)
Changes in working capital:
Accounts receivable	(15,409)	(152,771)	(26,448)
Other current assets	(42,558)	(22,110)	36,731
Accounts payable and accrued liabilities	60,665	3,720	61,671
Share-based compensation liability awards	1,555	385	1,297
Other assets and liabilities	6,734	(48,964)	(4,255)
Net cash provided by operating activities	369,660	188,305	129,805
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(447,160)	(359,097)	(180,310)
Proceeds from sale of fixed assets	17,127	14,100	258,202
Proceeds from sale of assets held for sale	2,000	—	—
Acquisitions, net of cash acquired of $—, $886 and $539, respectively	—	(187,058)	(86,688)
Investment in Wilayat Key Energy, LLC	(676)
Dividend from equity method investments	—	—	165
Proceeds from sale of equity method investment	—	11,965	—
Net cash used in investing activities	(428,709)	(520,090)	(8,631)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(421,427)	(6,970)
Payment of bond tender premium	—	(39,082)	—
Proceeds from long-term debt	205,000	475,000	—
Repayments of capital lease obligations	(1,959)	(4,016)	(8,493)
Proceeds from borrowings on revolving credit facility	275,000	418,000	110,000
Repayments on revolving credit facility	(405,000)	(123,000)	(197,813)
Payment of deferred financing costs	(4,597)	(16,485)	—
Repurchases of common stock	(7,519)	(5,681)	(3,098)
Proceeds from exercise of stock options and warrants	901	8,000	4,100
Excess tax benefits from share-based compensation	4,085	4,859	2,069
Other financing activities	8,035	9,916	—
Net cash provided by (used in) financing activities	73,946	306,084	(100,205)
Effect of changes in exchange rates on cash	(4,391)	4,516	(1,735)
Net increase (decrease) in cash and cash equivalents	10,506	(21,185)	19,234
Cash and cash equivalents, beginning of period	35,443	56,628	37,394
Cash and cash equivalents, end of period	$45,949	$35,443	$56,628
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCKHOLDERS					Noncontrolling Interest	Total
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Number of Shares	Amount at par
	(in thousands)
BALANCE AT DECEMBER 31, 2009	123,993	$12,399	$608,223	$(50,763)	$137,158	$36,123	$743,140
Foreign currency translation	—	—	—	998	—	(260)	738
Foreign currency impact on sale of Argentina (Note 3)	—	—	—	(1,569)	—	—	(1,569)
Common stock purchases	(302)	(30)	(3,068)	—	—	—	(3,098)
Exercise of stock options	507	50	4,050	—	—	—	4,100
Issuance of warrants	15,807	1,581	152,382	—	—	—	153,963
Share-based compensation	1,651	166	11,945	—	—	—	12,111
Tax benefits from share-based compensation	—	—	2,069	—	—	—	2,069
Net income (loss)	—	—	—	—	73,495	(3,146)	70,349
BALANCE AT DECEMBER 31, 2010	141,656	14,166	775,601	(51,334)	210,653	32,717	981,803
Foreign currency translation				(5,558)	—	(1,636)	(7,194)
Foreign currency impact on sale of Argentina (Note 3)	—	—	—	(2,400)	—	—	(2,400)
Common stock purchases	(384)	(39)	(5,642)	—	—	—	(5,681)
Exercise of stock options and warrants	728	73	7,927	—	—	—	8,000
Issuance of shares in acquisition	7,549	755	117,164	—	—	—	117,919
Share-based compensation	1,184	118	15,491	—	—	—	15,609
Tax benefits from share-based compensation	—	—	4,859		—	—	4,859
Foreign currency impact of sale of equity investment, net of tax (Note 11)	—	—	—	1,061	—	—	1,061
Net income (loss)	—	—	—	—	101,461	(806)	100,655
BALANCE AT DECEMBER 31, 2011	150,733	15,073	915,400	(58,231)	312,114	30,275	1,214,631
Foreign currency translation	—	—	—	191	—	1,742	1,933
Foreign currency impact on sale of Argentina (Note 3)	—	—	—	51,892	—	—	51,892
Common stock purchases	(483)	(48)	(7,471)	—	—	—	(7,519)
Exercise of stock options and warrants	100	10	891	—	—	—	901
Share-based compensation	788	80	13,226	—	—	—	13,306
Tax benefits from share-based compensation	—	—	4,085	—	—	—	4,085
Shares surrendered	(68)	(7)	(999)	—	—	—	(1,006)
Net income	—	—	—	—	7,622	1,487	9,109
BALANCE AT DECEMBER 31, 2012	151,070	15,108	925,132	(6,148)	319,736	33,504	1,287,332
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
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
On February 17, 2012, the Company announced its decision to sell its business and operations in Argentina (the "Argentina business") and on September 14, 2012 completed the sale of the Argentina business. In accordance with applicable accounting requirements and guidance, the Company has reclassified and presented the Argentina business as a discontinued operation for all periods presented.
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
Cash and Cash Equivalents
We consider short-term investments with an original maturity of less than three months to be cash equivalents. At December 31, 2012, we have not entered into any compensating balance arrangements, but all of our obligations under our 2011 Credit Facility with a syndicate of banks of which JPMorgan Chase Bank, N.A. is the administrative agent were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.
We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2012, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and substantially all of our accounts held deposits in excess of the FDIC limits.
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
During the year ended December 31, 2012, the Mexican national oil company, Petróleos Mexicanos (“Pemex”) and Occidental Petroleum Corporation accounted for 12% and 10% of our consolidated revenue respectively. No other customer accounted for more than 10% of our consolidated revenue in 2012. No single customer accounted for more than 10% of our consolidated revenues during the year ended December 31, 2011 and December 31, 2010.
Receivables outstanding from Pemex were approximately 31% of our total accounts receivable as of December 31, 2012. Receivables outstanding from Pemex were approximately 11% of our total accounts receivable as of December 31, 2011. No other customers accounted for more than 10% of our total accounts receivable as of December 31, 2012 and 2011.
Inventories
Inventories, which consist primarily of equipment parts and spares for use in our operations and supplies held for consumption, are valued at the lower of average cost or market.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $190.5 million, $145.7 million and $122.7 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.
As of December 31, 2012, the estimated useful lives of our asset classes are as follows:

Description	Years
Well service rigs and components	3-15
Oilfield trucks, vehicles and related equipment	5-10
Well intervention units and equipment	10-12
Fishing and rental tools, tubulars and pressure control equipment	3-10
Disposal wells	15-30
Furniture and equipment	3-7
Buildings and improvements	15-30
From time to time,we lease certain of our operating assets under capital lease obligations whose terms run from 55 to 60 months. These assets are depreciated over their estimated useful lives or the term of the capital lease obligation, whichever is shorter.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We would record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. We did not identify any triggering events or record any asset impairments during 2012, 2011 or 2010.
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
Deposits
Due to capacity constraints on equipment manufacturers, we have been required to make advanced payments for certain oilfield service equipment and other items used in the normal course of business. As of December 31, 2012 and December 31, 2011, deposits totaled $7.3 million and $43.7 million respectively. Deposits as of December 31, 2012 consisted primarily of payments made related to high demand long-lead time items for our U.S. and Mexico operations, while deposits as of December 31, 2011 consisted primarily of payments made related to our U.S. and Mexico operations, as well as, equipment deposits related to our 2011 acquisition of Edge Oilfield Services, LLC and Summit Oilfield Services, LLC (collectively, “Edge”).
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
To assist management in the preparation and analysis of the valuation of our reporting units, we utilize the services of a third-party valuation consultant. The ultimate conclusions of the valuation techniques remain our sole responsibility. The determination of the fair value used in the test is heavily impacted by the market prices of our equity and debt securities, as well as the assumptions and estimates about our future activity levels, profitability and cash flows. We conduct our annual impairment test as of December 31 of each year. For the annual test completed as of December 31, 2012, no impairment of our goodwill was indicated. See “Note 8. Goodwill and Other Intangible Assets,” for further discussion.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Gains and Losses
With respect to our operations in Russia, where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. Dollar are included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity. As of December 31, 2011, the functional currency for Mexico, Russia and Canada was the local currency and the functional currency for Colombia and the Middle East was the U. S. dollar. Due to significant changes in economic facts and circumstances, the functional currency for Mexico and Canada was changed to the U.S. dollar effective January 1, 2012. See “Note 17. Accumulated Other Comprehensive Loss.”
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
New Accounting Standards Adopted in this Report
ASU 2011-4.    In May 2011, the FASB issued ASU 2011-4, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the IASB on measuring fair value and for disclosing information about fair value measurements. The amendments in this ASU clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements and changes particular principles or requirements for measuring fair value and for disclosing information about fair value measurements. ASU 2011-4 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. We adopted the provisions of ASU 2011-4 on January 1, 2012, and the adoption of this standard did not have a material impact on our financial position, results of operations, or cash flows.

NOTE 2.    ACQUISITIONS
2011 Acquisitions
Edge.    On August 5, 2011, we completed the acquisition of Edge. We accounted for this acquisition as a business combination. The results of operations for Edge have been included in our consolidated financial statements from the acquisition date.
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
The following table summarizes the fair values of the assets acquired and the liabilities assumed.

(in thousands)
At August 5, 2011:
Cash and cash equivalents	$886
Accounts receivable	21,124
Other current assets	234
Property and equipment	87,185
Intangible assets	49,310
Other long term assets	3,826
Total identifiable assets acquired	162,565
Current liabilities	19,406
Total liabilities assumed	19,406
Net identifiable assets acquired	143,159
Goodwill	162,704
Net assets acquired	$305,863
Of the $49.3 million of acquired intangible assets, $40.0 million was assigned to customer relationships that will be amortized as the value of the relationships are realized using expected rates of 12.5%, 30.0%, 30.0%, 11.0%, 6.4%, 3.8%, 2.5%, 1.7%, 1.2% and 0.8% from 2011 through 2020. In addition, $5.1 million of acquired intangible assets was assigned to tradenames and are not subject to amortization. The remaining $4.2 million of acquired intangible assets was assigned to non-compete agreements that will be amortized on a straight-line basis over 38 months.
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
Transaction costs related to this acquisition were $3.6 million for the year ended December 31, 2011, and are included in general and administrative expenses in the 2011 consolidated statement of operations.

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
The following represents the pro forma consolidated income statement as if the Edge acquisition had been included in our consolidated results as of January 1, 2010 for the years ended December 31, 2011 and 2010:

	2011	2010
	(unaudited) (in thousands, except per share amounts)
REVENUES	$1,803,768	$1,130,854
COSTS AND EXPENSES:
Direct operating expenses	1,115,770	773,701
Depreciation and amortization expense[1]	176,298	149,930
General and administrative expenses[2]	227,652	198,973
Operating income (loss)	284,048	8,250
Loss on early extinguishment of debt	46,451	—
Interest expense, net of amounts capitalized	42,389	43,688
Other (income) expense, net	(7,585)	613
Income (loss) from continuing operations before tax	202,793	(36,051)
Income tax (expense) benefit[3]	(76,169)	15,285
Income (loss) from continuing operations	126,624	(20,766)
Income (loss) from discontinued operations, net of tax	(10,303)	95,113
Net income	116,321	74,347
Loss attributable to noncontrolling interest	(806)	(3,146)
INCOME ATTRIBUTABLE TO KEY	$117,127	$77,493
Earnings per share attributable to Key:
Basic	$0.79	$0.57
Diluted	$0.79	$0.57
Weighted average shares outstanding[4]:
Basic	150,397	136,917
Diluted	150,705	136,917

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
These unaudited pro forma results, based on assumptions deemed appropriate by management, have been prepared for informational purposes only and are not necessarily indicative of our results if the acquisition had occurred on January 1, 2010 for the years ended December 2011 and 2010. These amounts have been calculated after applying our accounting policies and adjusting the results of Edge as if these changes had been applied on January 1, 2010, together with the consequential tax effects.

Equity Energy Company (“EEC”).    In January 2011, we acquired 10 saltwater disposal (“SWD”) wells from EEC for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.
2010 Acquisitions
The results of operations for all of the acquired businesses discussed below have been included in our consolidated financial statements since the date of acquisition.
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

NOTE 3.    DISCONTINUED OPERATIONS
In September 2012, we completed the sale of our Argentina operations for approximately $12.5 million, net of transaction costs. The $12.5 million net proceeds from the sale of Argentina operations included $2.0 million received in cash and the balance in notes receivable. There are three non-interest bearing notes that are due within 24 months that are included in our other current assets and other assets in our accompanying 2012 consolidated balance sheet. In connection with the sale, we recognized a total loss of $85.8 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in accumulated other comprehensive loss. We are reporting the results of our Argentina operations in discontinued operations for all periods presented.

The following table presents the assets and liabilities of this disposal group as of December 31, 2011:

December 31, 2011
(in thousands)
Current assets held for sale:
Accounts receivable, net of allowance for doubtful accounts of $69	$41,682
Inventories	8,018
Prepaid expenses	1,198
Deferred tax assets	2,454
Other current assets	6,991
Total current assets held for sale	60,343
Noncurrent assets held for sale:
Property and equipment, gross	39,292
Accumulated depreciation	(26,296)
Property and equipment, net	12,996
Goodwill	661
Deposits	7
Other assets	9,219
Total noncurrent assets held for sale	22,883
TOTAL ASSETS	83,226
Liabilities directly associated with assets held for sale:
Accounts payable	7,101
Other current liabilities	34,789
Total liabilities directly associated with assets held for sale	41,890
TOTAL NET ASSETS HELD FOR SALE FROM DISCONTINUED OPERATIONS	$41,336

The following table presents the results of operations for the Argentina business sold in this transaction for the three years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
REVENUES	$75,815	$117,672	$91,089
COSTS AND EXPENSES:
Direct operating expenses	72,664	111,893	88,571
Depreciation and amortization expense	143	2,658	3,149
General and administrative expenses	11,232	14,769	12,083
Asset retirements and impairments	85,755	—	—
Operating loss	(93,979)	(11,648)	(12,714)
Interest expense, net of amounts capitalized	168	1,694	719
Other expense, net	3,725	3,159	110
Loss before taxes	(97,872)	(16,501)	(13,543)
Income tax benefit	$4,304	$5,820	$2,551
Net loss	$(93,568)	$(10,681)	$(10,992)

On October 1, 2010, we completed the sale of our pressure pumping and wireline businesses to Patterson-UTI Energy (“Patterson-UTI”). Management determined to sell these businesses because they were not aligned with our core business strategy of well intervention and international expansion. For the periods presented in this report, we show the results of operations related to these businesses as discontinued operations for all periods. Prior to the sale, the businesses sold to Patterson-UTI were reported as part of our U.S. segment. The sale of these businesses represented the sale of a significant portion of a reporting unit which requires the reassessment of goodwill. However, due to previous impairment charges, there was no goodwill related to this reporting unit in 2010. Because the agreed-upon purchase price for the businesses exceeded the carrying value of the assets being sold, we did not record a write-down on these assets on the date that they became classified as held for sale. The carrying value of the assets sold was $76.5 million as of September 30, 2010. We discontinued depreciation and amortization of our pressure pumping and wireline property and equipment at June 30, 2010 when they were classified as held for sale.

The following table presents the 2010 results of discontinued operations for the businesses sold in connection with this transaction:

Year Ended December 31,
2010
(in thousands)
REVENUES	$197,704
COSTS AND EXPENSES:
Direct operating expenses	154,369
Depreciation and amortization expense	6,758
General and administrative expenses	11,734
Asset retirements and impairments	—
Operating income	24,843
Interest expense, net of amounts capitalized	(262)
Other income, net	(75)
Gain on sale of discontinued operations	(154,355)
Income before taxes	179,535
Income tax expense	(73,790)
Net income	$105,745

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4.    OTHER BALANCE SHEET INFORMATION

The table below presents comparative detailed information about other current assets at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Other current assets:
Deferred tax assets	$20,026	$54,646
Prepaid current assets	27,736	24,330
Reinsurance receivable	10,217	8,731
VAT asset	32,762	9,883
Other	10,092	1,686
Total	$100,833	$99,276

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents comparative detailed information about other current liabilities at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$31,708	$51,558
Accrued operating expenditures	42,137	41,332
Income, sales, use and other taxes	62,709	27,764
Self-insurance reserves	35,742	32,030
Accrued interest	15,301	10,870
Insurance premium financing	8,021	8,358
Other	5,012	2,271
Total	$200,630	$174,183
The table below presents comparative detailed information about other non-current accrued liabilities at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$11,659	$11,928
Environmental liabilities	4,539	3,953
Accrued rent	1,424	1,977
Accrued sales, use and other taxes	6,952	7,191
Other	3,347	4,036
Total	$27,921	$29,085

NOTE 5.    OTHER INCOME, NET
The table below presents comparative detailed information about our other income and expense from continuing operations for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest income	$(46)	$(26)	$(130)
Foreign exchange gain	(4,726)	(3,058)	(1,681)
Gain on sale of equity method investment	—	(4,783)	—
Other income, net	(1,877)	(1,110)	(996)
Total	$(6,649)	$(8,977)	$(2,807)

NOTE 6.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
The table below presents a rollforward of our allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010:

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
As of December 31, 2012	8,013	1,299	6	(6,458)	2,860
As of December 31, 2011	7,717	2,559	519	(2,782)	8,013
As of December 31, 2010	5,380	3,833	896	(2,392)	7,717

NOTE 7.     PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2012	2011
	(in thousands)
Major classes of property and equipment:
Oilfield service equipment	$1,825,707	$1,701,303
Disposal wells	86,970	88,998
Motor vehicles	306,161	114,047
Furniture and equipment	112,828	110,668
Buildings and land	69,158	61,278
Work in progress	127,754	108,516
Gross property and equipment	2,528,578	2,184,810
Accumulated depreciation	(1,091,904)	(987,510)
Net property and equipment	$1,436,674	$1,197,300
We capitalize costs incurred during the application development stage of internal-use software. These costs are capitalized to work in progress until such time the application is put in service. For the years ended December 31, 2012, 2011 and 2010, we capitalized costs in the amount of $1.5 million, $1.2 million and $14.7 million, respectively.
Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. Capitalized interest for the years ended December 31, 2012, 2011 and 2010 was $1.3 million, $1.7 million, and $3.5 million, respectively.
We are obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next two years. The carrying value of assets acquired under capital leases consists of the following:

	December 31,
	2012	2011
	(in thousands)
Values of assets leased under capital lease obligations:
Well servicing equipment	$249	$59
Motor vehicles	37,827	18,121
Furniture and fixtures	—	3,153
Gross values	38,076	21,333
Accumulated depreciation	(33,692)	(17,741)
Carrying value of leased assets	$4,384	$3,592
Depreciation of assets held under capital leases was $2.8 million, $2.8 million, and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.
There were no asset impairment charges for the years ended December 31, 2012, 2011 and 2010.

NOTE 8.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of our goodwill for the years ended December 31, 2012 and 2011 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2010	$418,047	$28,848	$446,895
Purchase price allocation and other adjustments, net	16,705	—	16,705
Goodwill acquired during the period	160,297	—	160,297
Impact of foreign currency translation	—	(1,124)	(1,124)
December 31, 2011	595,049	27,724	622,773
Purchase price adjustments, net	2,407	—	2,407
Impact of foreign currency translation	—	1,301	1,301
December 31, 2012	$597,456	$29,025	$626,481

The components of our other intangible assets as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Noncompete agreements:
Gross carrying value	$9,332	$19,242
Accumulated amortization	(5,022)	(12,278)
Net carrying value	$4,310	$6,964
Patents, trademarks and tradename:
Gross carrying value	$14,689	$13,393
Accumulated amortization	(410)	(655)
Net carrying value	$14,279	$12,738
Customer relationships and contracts:
Gross carrying value	$100,481	$101,064
Accumulated amortization	(62,143)	(43,098)
Net carrying value	$38,338	$57,966
Developed technology:
Gross carrying value	$7,583	$7,592
Accumulated amortization	(3,605)	(3,393)
Net carrying value	$3,978	$4,199
Customer backlog:
Gross carrying value	$779	$778
Accumulated amortization	(779)	(778)
Net carrying value	$—	$—
Total:
Gross carrying value	$132,864	$142,069
Accumulated amortization	(71,959)	(60,202)
Net carrying value	$60,905	$81,867

Amortization expense for our intangible assets with determinable lives was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Noncompete agreements	$3,827	$4,154	$2,707
Patents, trademarks and tradename	309	202	262
Customer relationships and contracts	18,941	15,830	7,349
Developed technology	221	883	752
Customer backlog	—	162	184
Total intangible asset amortization expense	$23,298	$21,231	$11,254
Of our intangible assets at December 31, 2012, $13.4 million are indefinite-lived tradenames and not subject to amortization. These tradenames are tested for impairment annually using a relief from royalty method. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		2013	2014	2015	2016	2017
		(in thousands)
Noncompete agreements	1.8	$1,739	$1,338	$—	$—	$—
Patents, trademarks and tradename	5.4	125	125	54	40	40
Customer relationships and contracts	5.3	16,953	7,963	5,100	3,454	2,431
Developed technology	18.0	233	221	221	221	221
Total intangible asset amortization expense		$19,050	$9,647	$5,375	$3,715	$2,692
Certain of our goodwill and intangible assets are denominated in currencies other than U.S. Dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. Additions to goodwill and intangibles during 2011 relate to the Edge acquisition. Purchase accounting adjustments in 2012 relate to the reduction of fixed assets acquired from Edge in 2011. Purchase accounting adjustments made in 2011 related to the reduction of fixed assets and intangibles acquired from OFS in 2010, and adjustments to the goodwill and intangibles related to the EOT and 5 JAB acquisitions. We do not believe the impact of these purchase accounting adjustments is material to our consolidated financial statements for the year ended December 31, 2012 or 2011.
We performed our qualitative analysis of goodwill impairment as of December 31, 2012. Based on this analysis, our Canadian reporting unit did not have a triggering event that would indicate it was “more likely than not” that the carrying value of this reporting unit was higher than its fair value. However, we determined it was necessary to perform the first step of the goodwill impairment test for our rig services, fluid management services, coiled tubing services, fishing and rental services and Russian reporting units. Under the first step of the goodwill impairment test, we compared the fair value of each reporting unit to its carrying amount, including goodwill. Based on the results of step 1, the fair value of our rig services, fluid management services, coiled tubing services, fishing and rental services and our Russian reporting units exceeded their carrying value by 16.5%, 13.2%, 15.0%, 15.5% and 17.8%, respectively. A key assumption in our model was our forecast of increased revenue from 2013 to 2014 for rig services and fishing and rental services, followed by nominal revenue increases through 2017. For our fluid management services , we anticipate a decrease in revenue for 2013 and 2014 with steady revenue from 2014 to 2017. We anticipate our coiled tubing services and Russian reporting units to have increased revenue in future years. Potential events that could affect this assumption include the level of development, exploration and production activity of, and corresponding capital spending by, oil and natural gas companies in Russia, oil and natural gas production costs, government regulations and conditions in the worldwide oil and natural gas industry. Other possible factors that could affect this assumption are the ability to acquire and deploy additional assets and deployment of these assets into the region. Because the fair value of the reporting units exceeded their carrying values, we determined that no impairment of our goodwill associated with our reporting units existed as of December 31, 2012, and that step two of the impairment test was not required.

NOTE 9.    EARNINGS PER SHARE
The following table presents our basic and diluted earnings per share for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$101,190	$112,142	$(21,258)
Income (loss) from discontinued operations, net of tax	(93,568)	(10,681)	94,753
Income attributable to Key	$7,622	$101,461	$73,495
Denominator
Weighted average shares outstanding	151,106	145,909	129,368
Basic earnings (loss) per share from continuing operations attributable to Key	$0.67	$0.77	$(0.16)
Basic earnings (loss) per share from discontinued operations	(0.62)	(0.07)	0.73
Basic earnings per share attributable to Key	$0.05	$0.70	$0.57
Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$101,190	$112,142	$(21,258)
Income (loss) from discontinued operations, net of tax	(93,568)	(10,681)	94,753
Income attributable to Key	$7,622	$101,461	$73,495
Denominator
Weighted average shares outstanding	151,106	145,909	129,368
Stock options	19	201	—
Warrants	—	48	—
Stock appreciation rights	—	59	—
Total	151,125	146,217	129,368
Diluted earnings (loss) per share from continuing operations attributable to Key	$0.67	$0.76	$(0.16)
Diluted earnings (loss) per share from discontinued operations	(0.62)	(0.07)	0.73
Diluted earnings per share attributable to Key	$0.05	$0.69	$0.57
Stock options, warrants and SARs are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculation for the years ended December 31, 2012, 2011 and 2010 excludes the potential exercise of 2.0 million, 1.3 million and 2.8 million stock options, respectively, because the effect would be anti-dilutive. For 2012, these options were considered anti-dilutive because the exercise prices exceeded the average price of our stock. The diluted earnings per share calculation for the year ended December 31, 2012 also excluded the potential exercise of 0.4 million SARs, because the effects of such exercises on earnings per share in those periods would be anti-dilutive. None of our SARs were anti-dilutive for the year ended December 31, 2011. The diluted earnings per share calculation for the year ended December 31, 2010 also excluded the potential exercise of 0.4 million SARs. For 2010, these options and SARs would be anti-dilutive because of our net loss from continuing operations.
There have been no material changes in share amounts subsequent to the balance sheet date that would have a material impact on the earnings per share calculation for the year ended December 31, 2012. However, we issued 0.9 million and 0.6 million shares of restricted stock on January 21, 2013 and February 4, 2013, respectively.

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
Annual amortization of the assets associated with the asset retirement obligations was $0.6 million, $0.6 million, and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. A summary of changes in our asset retirement obligations is as follows (in thousands):

Balance at December 31, 2010	$11,003
Additions	741
Costs incurred	(400)
Accretion expense	594
Disposals	(10)
Balance at December 31, 2011	$11,928
Additions	—
Costs incurred	(251)
Accretion expense	594
Disposals	(612)
Balance at December 31, 2012	$11,659
NOTE 11.    EQUITY METHOD INVESTMENTS
IROC Energy Services Corp.
In April 2011, we sold all of our equity interest (approximately 8.7 million shares) in IROC Energy Services Corp., an Alberta-based oilfield services company, for $12.0 million, net of fees. We recorded a net gain on sale of $4.8 million (including the write-off of the cumulative translation adjustment of $1.1 million, net of tax) during the second quarter of 2011, as the proceeds received exceeded the carrying value of our investment.
Other
As of December 31, 2012, we have other equity method investments that are not material on a combined basis.
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
For the years ended December 31, 2012 and 2011, we recognized $16.2 million and $10.2 million of revenue, respectively, and net income of $2.6 million and $0.3 million respectively, associated with this joint venture. Also, we have guaranteed the performance of the joint venture under its sole services contract valued at $2.0 million. At December 31, 2012 and 2011, there were $16.2 million and $12.4 million of assets, respectively, and $14.7 million and $13.4 million of liabilities associated with the joint venture. Also, creditors of the joint venture have no recourse against us other than the $2.0 million performance guarantee previously mentioned.

NOTE 13.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2012 and 2011.
Cash, cash equivalents, accounts payable and accrued liabilities.    These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable — related parties	$440	$440	$735	$735
Notes receivable - Argentina operations sale	12,955	12,955	—	—
Financial liabilities:
6.75% Senior Notes issued March 4, 2011	$475,000	$479,750	$475,000	$472,625
6.75% Senior Notes issued March 8, 2012	200,000	200,760
8.375% Senior Notes	3,573	3,656	3,573	3,731
Credit Facility revolving loans	165,000	165,000	295,000	295,000
Notes receivable-related parties.    The amounts reported relate to notes receivable from certain of our employees related to relocation and retention agreements and certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values as of the applicable balance sheet dates.
Notes receivable-Argentina operations sale. The fair value of these notes receivable is based upon the quoted market Treasury rates as of the twelve, eighteen and twenty-four month maturity dates indicated. The carrying values of these items approximate their fair values because a market rate of interest was used to discount the notes.
6.75% Senior Notes due 2021 (issued March 4, 2011).    The fair value of our 6.75% Senior Notes due 2021 is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2012 was $475.0 million, and the fair value was $479.8 million (101.0% of carrying value).
6.75% Senior Notes due 2021 (issued March 8, 2012).    The fair value of our 6.75% Senior Notes due 2021 is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2012 was $200.0 million, and the fair value was $200.8 million (100.4% of carrying value).
8.375% Senior Notes due 2014.     The fair value of our 8.375% Senior Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2012 was $3.6 million and the fair value was $3.7 million (102.32% of carrying value).
Credit Facility Revolving Loans.    Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility (as defined below) approximate their carrying values. The carrying and fair values of these loans as of December 31, 2012 were $165.0 million.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.    INCOME TAXES
The components of our income tax expense are as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current income tax (expense) benefit:
Federal and state	$(16,165)	$28,291	$11,134
Foreign	(5,189)	(796)	(3,218)
	(21,354)	27,495	7,916
Deferred income tax (expense) benefit:
Federal and state	(32,729)	(89,421)	(2,959)
Foreign	(3,269)	(2,191)	13,004
	(35,998)	(91,612)	10,045
Total income tax (expense) benefit	$(57,352)	$(64,117)	$17,961
The sources of our income or loss from continuing operations before income taxes and noncontrolling interest were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Domestic income	$129,865	$160,755	$4,089
Foreign (loss) income	30,164	14,698	(46,454)
Total income (loss)	$160,029	$175,453	$(42,365)

We made federal income tax payments of $5.1 million, $53.2 million and zero for the years ended December 31, 2012, 2011 and 2010, respectively. We made state income tax payments of $2.9 million, $7.6 million and $0.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. We made foreign tax payments of $5.2 million, $2.9 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, tax benefit (expense) allocated to stockholders’ equity for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes was $4.1 million, $4.9 million and $2.1 million, respectively. In addition, we received federal income tax refunds of $16.7 million and $26.2 million during the years ended December 31, 2012 and 2011, respectively.
Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Year Ended December 31,
	2012	2011	2010
Income tax computed at Federal statutory rate	35.00%	35.00%	35.00%
State taxes	2.5%	2.7%	2.3%
Other	(1.7)%	(1.3)%	5.1%
Effective income tax rate	35.80%	36.40%	42.40%

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2012 and 2011, our deferred tax assets and liabilities consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$16,026	$48,764
Capital loss carryforwards	21,417	—
Self-insurance reserves	18,167	16,829
Allowance for doubtful accounts	965	2,890
Accrued liabilities	10,794	10,461
Share-based compensation	11,377	10,395
Other	261	(74)
Total deferred tax assets	79,007	89,265
Valuation allowance for deferred tax assets	(22,248)	(835)
Net deferred tax assets	56,759	88,430
Deferred tax liabilities:
Property and equipment	(248,902)	(254,153)
Intangible assets	(42,553)	(36,818)
Other	(1,856)	—
Total deferred tax liabilities	(293,311)	(290,971)
Net deferred tax liability, net of valuation allowance	$(236,552)	$(202,541)
In 2012 and 2011, deferred tax liabilities decreased by zero and $0.7 million, respectively, for adjustments to accumulated other comprehensive loss.
In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. To fully realize the deferred income tax assets related to our federal net operating loss carryforwards that do not have a valuation allowance due to Section 382 limitations, we would need to generate future federal taxable income of approximately $0.4 million over the next six years. With certain exceptions noted below, we believe that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to the historical evidence, it is more likely than not that these assets will be realized.
We estimate that as of December 31, 2012, 2011 and 2010, we have available $2.8 million, $79.3 million and $4.9 million, respectively, of federal net operating loss carryforwards. Approximately $0.4 million of our net operating losses as of December 31, 2012 are subject to a $1.1 million annual Section 382 limitation and expire in 2018. Approximately $2.4 million of our net operating losses as of December 31, 2012 are subject to a $5,000 annual Section 382 limitation and expire in 2016 through 2018. The gross deferred tax asset associated with our federal net operating loss carryforward at December 31, 2012 is $1.0 million. Due to annual limitations under Sections 382 and 383, management believes that we will not be able to utilize all available carryforwards prior to their ultimate expiration. At December 31, 2012 and 2011, we had a valuation allowance of $0.8 million related to the deferred tax asset associated with our remaining federal net operating loss carryforwards that will expire before utilization due to Section 382 limitations.
We estimate that as of December 31, 2012, 2011 and 2010, we have available approximately $44.4 million, $73.3 million and $37.7 million, respectively, of state net operating loss carryforwards that will expire between 2014 to 2032. The deferred tax asset associated with our remaining state net operating loss carryforwards at December 31, 2012 is $3.6 million. Management believes that it is more likely than not that we will be able to utilize all available carryforwards prior to their ultimate expiration.
We estimate that as of December 31, 2012, 2011 and 2010, we have available approximately $34.4 million, $39.6 million, and $50.6 million, respectively, of foreign net operating loss carryforwards that will expire between 2020 and 2030. The gross deferred tax asset associated with our foreign net operating loss carryforwards at December 31, 2012 is $8.5 million.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management believes that it is more likely than not that we will be able to utilize the net operating loss carryforwards prior to their ultimate expiration in all foreign jurisdictions in which we currently operate.
The Company recognized a valuation allowance of $21.4 million as of December 31, 2012 against the deferred tax asset associated with the capital loss carryforward. The capital loss carryforward will expire in 2017.
We did not provide for U.S. income taxes or withholding taxes on the 2012 unremitted earnings of our Mexico, Canada, Colombia and the Middle East subsidiaries, as these earnings are considered permanently reinvested because increasing demand for our services requires additional equipment and working capital to support these businesses. Furthermore, we did not provide for U.S. income taxes on unremitted earnings of our other foreign subsidiaries in 2012 or prior years, as our tax basis in these foreign subsidiaries exceeded the book basis for each period.
We file income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. We are currently under audit by the Internal Revenue Service for the tax year ended December 31, 2009. Our other significant filings are in Mexico, which have been examined through 2008.
As of December 31, 2012, 2011 and 2010, we had $1.2 million, $1.8 million and $2.2 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. We have accrued $0.3 million, $0.6 million and $0.8 million for the payment of interest and penalties as of December 31, 2012, 2011 and 2010, respectively. We believe that it is reasonably possible that $0.9 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2013 as a result of a lapse of the statute of limitations and settlement of an open audit.
We recognized a net tax benefit of $0.6 million in 2012 for expirations of statutes of limitations.
The following table presents the gross activity during 2012 and 2011 related to our liabilities for uncertain tax positions (in thousands):

Balance at January 1, 2011	$2,254
Additions based on tax positions related to the current year	33
Decreases in unrecognized tax benefits acquired or assumed in business combinations	(207)
Reductions for tax positions from prior years	—
Settlements	—
Balance at December 31, 2011	2,080
Additions based on tax positions related to the current year	205
Decreases in unrecognized tax benefits acquired or assumed in business combinations	—
Reductions for tax positions from prior years	(692)
Settlements	—
Balance at December 31, 2012	$1,593

Tax Legislative Changes
The Small Business Jobs Act of 2010.    The Small Business Jobs Act of 2010 extended the first-year bonus depreciation deduction of 50% of the adjusted basis of qualified property acquired and placed in service during 2010 and increased the deduction to 100% of the adjusted basis of qualified property acquired and placed in service after September 8, 2010 and before January 1, 2012. We have estimated $185.0 million of qualifying additions in 2012 resulting in bonus depreciation of $92.5 million. We had $199.9 million of qualifying additions in 2011 resulting in bonus tax depreciation of $199.9 million. We had $131.9 million of qualifying additions in 2010 resulting in bonus tax depreciation of $88.0 million.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.    LONG-TERM DEBT
The components of our long-term debt are as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$475,000
8.375% Senior Notes due 2014	3,573	3,573
Senior Secured Credit Facility revolving loans due 2016	165,000	295,000
Net unamortized premium on debt	4,537	—
Capital lease obligations	393	2,096
Total debt	$848,503	$775,669
Less current portion	(393)	(1,694)
Total long-term debt and capital leases	$848,110	$773,975
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
6.75% Senior Notes due 2021
We issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 on March 4, 2011 and issued an additional $200.0 million of such notes on March 8, 2012 (collectively, the “2021 Notes”) under an indenture dated March 4, 2011 (the "Base Indenture"), as supplemented by a first supplemental indenture dated March 4, 2011 and amended by a further supplemental indenture dated March 8, 2012 (the "Supplemental Indenture" and, together with the Base Indenture, the "Indenture"). We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.6 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.
On January 29, 2013, we commenced an offer to exchange the $200.0 million in aggregate principal amount of notes issued in a private placement on March 8, 2012 for an equal principal amount of such notes registered under the Securities Act of 1933. The exchange offer will expire on February 25, 2013 and is scheduled to close on March 5, 2013. All of the 2021 Notes are treated as a single class under the Indenture and, assuming the completion of the exchange offer and the exchange of all the notes subject thereto, all of the 2021 Notes will bear the same CUSIP and ISIN numbers.
The 2021 Notes are general unsecured senior obligations and are effectively subordinated to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2012, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at December 31, 2012.
Senior Secured Credit Facility
We are party to a $550.0 million senior secured revolving bank credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agent (as amended, the "2011 Credit Facility"), which is an important source of liquidity for us. The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016. The maximum amount that we may borrow under the facility may be subject to limitation due to the operation of the covenants contained in the facility. The 2011 Credit Facility allows us to request increases in the total commitments under the facility by up to $100.0 million in the aggregate in part or in full anytime during the term of the 2011 Credit Facility, with any such increases being subject to compliance with the restrictive covenants in the 2011 Credit Facility and in the Indenture governing our 2021 Senior Notes, as well as lender approval.
We capitalized $4.9 million of financing costs in connection with the execution of the 2011 Credit Facility and an additional $1.4 million related to a subsequent amendment that will be amortized over the term of the debt.
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

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than 45%;

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•
our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of the 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

•
we maintain a collateral coverage ratio, the ratio of the aggregate book value of the collateral to the amount of the total commitments, as of the last day of any fiscal quarter of at least 2.00 to 1.00;

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
We were in compliance with these covenants at December 31, 2012. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of December 31, 2012, we had borrowings of $165.0 million under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $330.9 million of unused borrowing capacity under the 2011 Credit Facility. For the years ended December 31, 2012 and 2011, the weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.71% and 2.78%, respectively.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt Principal Repayment and Interest Expense
Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2012:

Principal Amount of Long-Term Debt
(in thousands)
2013	$—
2014	3,573
2015	—
2016	165,000
2017
Thereafter	675,000
Total long-term debt	$843,573

Presented below is a schedule of our estimated minimum lease payments on our capital lease obligations for the next five years and thereafter as of December 31, 2012:

Capital Lease Obligation Minimum Lease Payments
(in thousands)
2013	$558
2014	—
2015	—
2016	—
2017	—
Thereafter	—
Total minimum lease payments	558
Less: executory costs	(162)
Net minimum lease payments	396
Less: amounts representing interest	(3)
Present value of minimum lease payments	$393
Interest expense for the years ended December 31, 2012, 2011 and 2010 consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Cash payments	$46,767	$32,204	$39,893
Commitment and agency fees paid	1,450	1,456	1,151
Amortization of premium and discount	(463)	—	15
Amortization of deferred financing costs	2,695	2,150	2,615
Net change in accrued interest	4,431	6,774	1,083
Capitalized interest	(1,314)	(1,735)	(3,517)
Net interest expense	$53,566	$40,849	$41,240
As of December 31, 2012, 2011 and 2010, the weighted average interest rate of our variable rate debt was 2.70%, 2.72% and 1.78%, respectively.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Financing Costs
A summary of deferred financing costs including cost capitalized, amortized, and written off in the determination of the loss on extinguishment of debt for the years ended December 31, 2012 and 2011 are presented in the table below (in thousands):

Balance at December 31, 2010	$7,806
Capitalized costs	16,485
Amortization	(2,150)
Loss on extinguishment	(7,370)
Balance at December 31, 2011	$14,771
Capitalized costs	4,552
Amortization	(2,695)
Balance at December 31, 2012	$16,628

NOTE 16.    COMMITMENTS AND CONTINGENCIES
Operating Lease Arrangements
We lease certain property and equipment under non-cancelable operating leases that expire at various dates through 2019, with varying payment dates throughout each month. In addition, we have a number of leases scheduled to expire during 2013.
As of December 31, 2012, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments
2013	$26,607
2014	17,550
2015	11,715
2016	7,797
2017	2,475
Thereafter	3,679
$69,823
We are also party to a significant number of month-to-month leases that are cancelable at any time. Operating lease expense was $24.4 million, $26.6 million, and $21.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and the need for disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2012, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $0.8 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. Our liabilities related to litigation matters that were deemed probable and reasonably estimable as of December 31, 2011 were $1.1 million.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Patent Settlement
In June 2011, we agreed to accept $5.5 million in damages, related to the settlement of a KeyView® system patent infringement lawsuit, which was paid in full in July 2011. We recognized related legal fees and other expenses of $1.4 million during the year ended December 31, 2011. The settlement amount was recorded in general and administrative expenses on the consolidated statement of operations. The resolution of this matter did not have a material effect on our results of operations for the year ended December 31, 2011.
Tax Audits
We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2012 and 2011, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of December 31, 2012 and 2011, we have recorded $69.4 million and $62.9 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $20.6 million and $17.0 million of insurance receivables as of December 31, 2012 and 2011, respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2012 and 2011, we have recorded $4.5 million and $4.0 million respectively for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of our accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2012	2011
Foreign currency translation loss	$(6,148)	$(58,231)
Accumulated other comprehensive loss	$(6,148)	$(58,231)

Upon the completion of the sale of our Argentina operations on September 14, 2012, the accumulated foreign currency translation balance related to Argentina was reversed out of our accumulated other comprehensive loss and recorded as part of our 2012 loss from discontinued operations. Included in the 2011 accumulated other comprehensive loss is $50.5 million related to the accumulated translation adjustment for our Argentina business.
The local currency is the functional currency for our operations in Russia. As of December 31, 2011, the functional currency for Mexico, Russia and Canada was the local currency and the functional currency for Colombia and the Middle East was the U. S. dollar. Due to significant changes in economic facts and circumstances, the functional currency for Mexico and Canada was changed to the U.S. dollar effective January 1, 2012. The cumulative translation gains and losses resulting from translating financial statements from the functional currency to U.S. dollars are included in other comprehensive income and accumulated in stockholders’ equity until a partial or complete sale or liquidation of our net investment in the entity.
The table below summarizes the conversion ratios used to translate the financial statements and the cumulative currency translation gains and losses, net of tax, for each currency:

	Mexican Peso	Canadian Dollar	Euro	Russian Rouble	Total

As of December 31, 2012:
Conversion ratio	13.01 : 1	1:00 : 1	0.76 : 1	30.44 : 1	n/a
Cumulative translation adjustment	$(1,815)	$(752)	n/a	$(3,581)	$(6,148)
As of December 31, 2011:
Conversion ratio	13.97 : 1	1.02 : 1	0.77 : 1	32.08 : 1	n/a
Cumulative translation adjustment	$(1,815)	$(752)	n/a	$(3,403)	$(5,970)
NOTE 18.    EMPLOYEE BENEFIT PLANS
We maintain a 401(k) plan as part of our employee benefits package. Late in the first quarter of 2009, management suspended the 401(k) matching program as part of our cost reduction efforts. No matching contributions were made during 2010. We reinstated the 401(k) matching program effective January 1, 2011. We match 100% of employee contributions up to 4% of the employee’s salary, which vest immediately, into our 401(k) plan, subject to maximums of $10,000 for each of the years ended December 31, 2012 and 2011. Our matching contributions were $10.7 million and $8.8 million for the years ended December 31, 2012 and 2011, respectively. We do not offer participants the option to purchase units of our common stock through a 401(k) plan fund.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 19.    STOCKHOLDERS’ EQUITY
Common Stock
As of December 31, 2012 and 2011, we had 200,000,000 shares of common stock authorized with a par value of $0.10 per share, of which 151,069,609 shares were issued and outstanding at December 31, 2012 and 150,733,022 shares were issued and outstanding at December 31, 2011. During 2012, 2011 and 2010, no dividends were declared or paid. Under the terms of the Senior Notes and the 2011 Credit Facility, we must meet certain financial covenants before we may pay dividends. We currently do not intend to pay dividends.
Tax Withholding
We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We repurchased a total of 482,951, 383,884 and 301,837 shares for an aggregate cost of $7.5 million, $5.7 million and $3.1 million during 2012, 2011 and 2010, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.
Common Stock Warrants
On May 12, 2009, in connection with the settlement of a lawsuit, we issued to two individuals warrants to purchase 174,000 shares of our common stock at an exercise price of $4.56 per share. As of December 31, 2012, all of these warrants had been exercised.

NOTE 20.    SHARE-BASED COMPENSATION
2012 Incentive Plan
On May 17, 2012, our stockholders approved the 2012 Equity and Cash Incentive Plan (the “2012 Incentive Plan”). The 2012 Incentive Plan is administered by our board of directors or a committee designated by our board of directors (the “Committee”). Our board of directors or the Committee (the “Administrator”) will have the power and authority to select Participants (as defined below) in the 2012 Incentive Plan and grant Awards (as defined below) to such Participants pursuant to the terms of the 2012 Incentive Plan. The 2012 Incentive Plan expires May 17, 2022.
Subject to adjustment, the total number of shares of our common stock, that will be available for the grant of Awards under the 2012 Incentive Plan may not exceed 4,000,000 shares; however, for purposes of this limitation, any stock subject to an Award that is canceled, forfeited, expires or otherwise terminates without the issuance of stock, is settled in cash, or is exchanged with the Administrator's permission, prior to the issuance of stock, for an Award not involving stock, will again become available for issuance under the 2012 Incentive Plan. However, the full number of stock appreciation rights granted that are to be settled by the issuance of stock will count against the plan limit described above, regardless of the number of shares of stock actually issued upon settlement of the stock appreciation rights. Shares of stock surrendered or withheld in payment of the exercise price of an option and shares of stock withheld by the Company to satisfy tax withholding obligations will count against the plan limit described above. Subject to adjustment, no Participant will be granted, during any one year period, options to purchase common stock and/or stock appreciation rights with respect to more than 500,000 shares of common stock. Stock available for distribution under the 2012 Incentive Plan will be authorized and unissued shares, treasury shares or shares we reacquire in any manner.
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
Our board of directors at any time, and from time to time, may amend or terminate the 2012 Incentive Plan. However, except as provided otherwise in the 2012 Incentive Plan, no amendment will be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. Further, if the exercise price of an option, including an incentive stock option, exceeds the fair market value of our common stock on a given date, the Committee has the authority to reduce the exercise price of such option to a new exercise price that is no less than the then-current fair market value of our common stock; provided that such action shall first have been approved by a vote of our stockholders. The Administrator at any time, and from time to time, may amend the terms

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of any one or more Awards; however, if the amendment would constitute an impairment of the rights under any Award, we must request the consent of the Participant and the Participant must consent in writing. It is expressly contemplated that the Board may amend the 2012 Incentive Plan in any respect our board of directors deem necessary or advisable to provide eligible employees with the maximum benefits provided or to be provided under the provisions of the Code and the regulations promulgated thereunder relating to incentive stock options and/or to bring the 2012 Incentive Plan and/or Awards granted under it into compliance therewith. As of December 31, 2012, there were 3.8 million shares available for grant under the 2012 Incentive Plan.
2009 Incentive Plan
On June 4, 2009, our stockholders approved the 2009 Equity and Cash Incentive Plan (the “2009 Incentive Plan”). The 2009 Incentive Plan is administered by our board of directors or the Committee. The Administrator will have the power and authority to select Participants in the 2009 Incentive Plan and to grant Awards to such Participants pursuant to the terms of the 2009 Incentive Plan. The 2009 Incentive Plan expires June 4, 2019.
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
Our board of directors at any time, and from time to time, may amend or terminate the 2009 Incentive Plan. However, no repricing of stock options is permitted unless approved by our stockholders, and, except as provided otherwise in the 2009 Incentive Plan, no other amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. As of December 31, 2012, there were 0.5 million shares available for grant under the 2009 Incentive Plan.

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
Our board of directors at any time, and from time to time, may amend or terminate the 2007 Incentive Plan. However, except as provided otherwise in the 2007 Incentive Plan, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. As of December 31, 2012, there were 0.1 million shares available for grant under the 2007 Incentive Plan.
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

	Year Ended December 31, 2012
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	2,137	$13.87	$5.84
Granted	—	$—	$—
Exercised	(114)	$9.76	$4.83
Cancelled or expired	(203)	$14.68	$5.91
Outstanding at end of period	1,820	$14.04	$5.91
Exercisable at end of period	1,820	$14.04	$5.91

	Year Ended December 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	2,816	$13.52	$5.72
Granted	—	$—	$—
Exercised	(647)	$12.29	$5.31
Cancelled or expired	(32)	$13.89	$5.86
Outstanding at end of period	2,137	$13.87	$5.84
Exercisable at end of period	2,126	$13.92	$5.87

	Year Ended December 31, 2010
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	3,895	$12.90	$5.62
Granted	—	$—	$—
Exercised	(454)	$8.51	$4.83
Cancelled or expired	(625)	$13.28	$5.77
Outstanding at end of period	2,816	$13.52	$5.72
Exercisable at end of period	2,790	$13.60	$5.76

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize information about the stock options outstanding at December 31, 2012 and certain options granted in prior years that were outside the 1997 Incentive Plan (shares in thousands):

	Options Outstanding
	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Range of exercise prices:
$3.87 - $8.00	5.92	10	$3.96	$1.70
$8.01 - $9.37	0	—	$—	$—
$9.38 - $13.10	1.96	462	$10.79	$5.45
$13.11 - $15.05	4.00	715	$14.61	$6.49
$15.06 - $19.42	5.27	633	$15.26	$5.65
		1,820	$14.04	$5.91
Aggregate intrinsic value (in thousands)		$30

	Options Exercisable
	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value
Range of exercise prices:
$3.87 - $8.00	10	$3.96	$1.70
$8.01 - $9.37	—	$—	$—
$9.38 - $13.10	462	$10.79	$5.45
$13.11 - $15.05	715	$14.61	$6.49
$15.06 - $19.42	633	$15.26	$5.65
	1,820	$14.04	$5.91
Aggregate intrinsic value (in thousands)	$30
We did not grant any stock options during the years ended December 31, 2012, 2011 and 2010. The total fair value of stock options vested during the year ended December 31, 2012 was $0.1 million. For each of the years ended December 31, 2012, 2011 and 2010, we recognized less than $0.1 million, in pre-tax expense related to stock options. We recognized tax benefits of less than $0.1 million, related to our stock options for each of the years ended December 31, 2012, 2011 and 2010. All of the stock option awards were vested as of December 31, 2012. The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2012 is 3.9 years. The intrinsic value of the options exercised for the years ended December 31, 2012, 2011 and 2010 was $0.6 million, $3.0 million and $4.0 million, respectively. Cash received from the exercise of options for the year ended December 31, 2012, was $0.9 million with recognition of associated tax benefits in the amount of $0.1 million.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Awards
The total fair market value of all common stock awards granted during the years ended December 31, 2012, 2011 and 2010 was $14.9 million, $18.4 million and $17.9 million, respectively.
The following tables summarize information for the years ended December 31, 2012, 2011 and 2010 about the common share awards that we have issued (shares in thousands):

	Year Ended December 31, 2012
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	5,874	$8.78	2,876	$6.27
Shares issued during period(1)	1,106	$13.50	153	$10.29
Previously issued shares vesting during period	—	$—	1,837	$7.98
Shares cancelled during period	(337)	$13.13	—	$—
Shares repurchased during period	(483)	$15.42	(483)	$15.42
Shares at end of period	6,160	$8.87	4,383	$6.12

	Year Ended December 31, 2011
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	5,027	$7.98	1,913	$8.41
Shares issued during period(1)	1,370	$13.43	101	$1.18
Previously issued shares vesting during period	—	$—	1,246	$5.99
Shares cancelled during period	(139)	$9.43	—	$—
Shares repurchased during period	(384)	$14.68	(384)	$14.68
Shares at end of period	5,874	$8.78	2,876	$6.27

	Year Ended December 31, 2010
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	3,679	$7.14	1,094	$13.70
Shares issued during period(1)	1,804	$9.90	153	$1.28
Previously issued shares vesting during period	—	$—	968	$4.13
Shares cancelled during period	(154)	$5.94	—	$—
Shares repurchased during period	(302)	$10.24	(302)	$10.24
Shares at end of period	5,027	$7.98	1,913	$8.41

(1)	Includes 153,063 shares, 99,999 shares and 109,410 shares of common stock issued to our non-employee directors that vested immediately upon issuance during 2012, 2011 and 2010, respectively.
For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock awards that do not immediately vest, we recognize compensation expense ratably over the graded vesting period of the grant, net of estimated and actual forfeitures. For the years ended December 31, 2012, 2011 and 2010, we recognized $11.7 million, $15.6 million and $10.6 million, respectively, of pre-tax expense from continuing operations associated with common stock awards, including common stock grants to our outside directors. In connection with the expense related to common stock awards recognized during the year ended December 31, 2012, we recognized tax benefits of $4.2 million. Tax benefits for the years ended December 31, 2011 and 2010 were $6.0 million and $4.1 million, respectively. For the unvested common stock awards outstanding as of December 31, 2012, we anticipate that we will recognize $13.7 million of pre-tax expense over the next 0.8 years.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Units
On January 16, 2012, the Compensation Committee of our board of directors adopted the 2012 Performance Unit Plan (the “2012 PU Plan”). Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. We believe that the 2012 PU Plan will enable us to obtain and retain employees who will contribute to our long term success by providing compensation that is linked directly to increases in share value.
In January 2012, we issued 0.1 million performance units to our officers under the 2009 Equity and Cash Incentive Plan. Additionally, in February 2012, we issued 0.1 million performance units to certain of our employees under the 2012 PU Plan. The performance units are measured based on two performance periods from January 1, 2012 to December 31, 2012 and from January 1, 2013 to December 31, 2013. One half of the performance units are measured based on the first performance period, and the other half are measured based on the second performance period. The number of performance units that may be earned by a participant is determined at the end of each performance period based on the relative placement of Key's total stockholder return for that period within the peer group, as follows:

Company Placement for the Performance Period	Percentile Ranking in Peer Group		Performance Units Earned as a Percentage of Target
First	100%	%	200%	%
Second	91%	%	180%	%
Third	82%	%	160%	%
Fourth	73%	%	140%	%
Fifth	64%	%	120%	%
Sixth	55%	%	100%	%
Seventh	45%	%	75%	%
Eighth	36%	%	50%	%
Ninth	27%	%	25%	%
Tenth	18%	%	—%	%
Eleventh	9%	%	—%	%
Twelfth	—%	%	—%	%
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of December 31, 2012, the fair value of outstanding performance units was $1.4 million, and is being accreted to compensation expense over the vesting terms of the awards. As of December 31, 2012, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.3 million and is expected to be recognized over a weighted-average period of 1.0 years.
During March 2010, we issued a total of 0.6 million performance units to certain of our employees and officers. The performance units are measured based on two performance periods. One half of the performance units are measured based on a performance period consisting of the first year after the grant date, and the other half are measured based on a performance period consisting of the second year after the grant date. At the end of each performance period, 100%, 50%, or 0% of an individual’s performance units for that period will vest, based on the relative placement of our total shareholder return within a peer group consisting of Key and five other companies. If we are in the top third of the peer group, 100% of the performance units will vest; if we are in the middle third, 50% will vest; and if we are in the bottom third, the performance units will expire unvested and no payment will be made. If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of December 31, 2012, none of the performance units issued in March 2010 were outstanding.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phantom Share Plan
In December 2006, we announced the implementation of a “Phantom Share Plan,” in which certain of our employees were granted “Phantom Shares.” Phantom Shares vest ratably over a four-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date. Grantees are not permitted to defer this payment to a later date. The Phantom Shares are a “liability” type award and we account for these awards at fair value. We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of the service requirement that has been performed, net of estimated and actual forfeitures, with an offsetting liability recorded on our consolidated balance sheets. We recognized less than $0.1 million pre-tax compensation benefit from continuing operation, associated with the Phantom Shares for the year end December 31, 2012, and $0.3 million and $1.1 million of pre-tax compensation expense from continuing operations, associated with the Phantom Shares for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2012, no Phantom Shares were outstanding.

We recognized income tax benefit associated with the Phantom Shares of less than $0.1 million in 2012. We recognized income tax benefits associated with the Phantom Shares of $0.1 million and $0.4 million in 2011 and 2010, respectively. During 2012, cash payments related to the Phantom Shares totaled $0.5 million.
Stock Appreciation Rights
In August 2007, we issued approximately 587,000 SARs to our executive officers. Each SAR has a ten-year term from the date of grant. The vesting of all outstanding SAR awards was accelerated during the fourth quarter of 2008. Upon the exercise of a SAR, the recipient will receive an amount equal to the difference between the exercise price and the fair market value of a share of our common stock on the date of exercise, multiplied by the number of shares of common stock for which the SAR was exercised. All payments will be made in shares of our common stock. Prior to exercise, the SAR does not entitle the recipient to receive any shares of our common stock and does not provide the recipient with any voting or other stockholders’ rights. We account for these SARs as equity awards and recognize compensation expense ratably over the vesting period of the SAR based on their fair value on the date of issuance, net of estimated and actual forfeitures. We did not recognize any expense associated with these awards during 2012, 2011 and 2010. We forfeited less than $0.1 million SARs during 2012. As of December 31, 2012, 0.3 million SARs remain unexercised.

NOTE 21.    TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods so long as the employee continues their employment with us. The relocation loans are repaid upon the employee selling their prior residence. As of December 31, 2012, we did not have any employee loans and advance outstanding. As of December, 2011, these loans, in the aggregate, totaled less than $0.1 million.
Transactions with Affiliates
As discussed in “Note 2. Acquisitions”, in October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of December 31, 2012 and 2011, our receivables from these related parties totaled $0.2 million. Revenues from these customers for the years ended December 31, 2012 and 2011 were $2.7 million and $2.7 million, respectively. Revenue from these customers since the date of acquisition through the year ended December 31, 2010 were $1.3 million.
We provide services to an exploration and production company owned by one of our former employees. The prices charged to this company for these services are at rates that are an average of the prices charged to other customers in the California market where the services are provided. As of December 31, 2012 and 2011, our receivables from this company totaled $0.2 million and $0.5 million, respectively. Revenues from this company totaled $5.1 million, $5.2 million and $4.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Board of Director Relationships
A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were $37.0 million, $37.2 million and $49.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Receivables outstanding from Anadarko were $3.5 million and $5.1 million as of December 31, 2012 and 2011, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
A former member of our board of directors who resigned in May 2011 is a member and managing director of the general partner of the indirect majority owner of one of our customers. Sales to this customer were $0.4 million, $1.0 million and $0.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Receivables outstanding from this customer were less than $0.1 million as of December 31, 2012 and 2011. Transactions with this customer are made on terms consistent with other customers.
A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services to us during 2012 and 2011 related to our general and administrative cost restructuring initiative. Payments to Proudfoot were $1.9 million and $4.1 million for the years ended December 31, 2012 and December 31, 2011, respectively. There were no payments made to Proudfoot in the year ended December 31, 2010.

NOTE 22.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Noncash investing and financing activities:
Sale of Argentina operations/Notes receivable	$12,955	$—	$—
Common stock issued in acquisition	—	117,919	153,963
Asset retirement obligations	—	741	1,023
Supplemental cash flow information:
Cash paid for interest	$48,217	$35,354	$41,763
Cash paid for taxes	$13,148	$63,680	$4,610
Tax refunds	$18,681	$27,206	$56,154
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
The completion and recompletion services provided by our rigs prepare wells for production, whether newly drilled, or recently extended through a workover operation. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a well service rig and may also provide other equipment to assist in the completion process. Completion services vary by well and our work may take a few days to several weeks to perform, depending on the nature of the completion.
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
Maintenance services provided with our rig fleet are generally required throughout the life cycle of an oil or natural gas well. Examples of these maintenance services include routine mechanical repairs to the pumps, tubing and other equipment, removing debris and formation material from wellbores, and pulling rods and other downhole equipment from wellbores to identify and resolve production problems. Maintenance services are generally less complicated than completion and workover related services and require less time to perform.
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
Fluid Management Services
We provide transportation and well-site storage services for various fluids utilized in connection with drilling, completions, workover and maintenance activities. We also provide disposal services for fluids produced subsequent to well completion.  These fluids are removed from the well site and transported for disposal in saltwater disposal (“SWD”) wells owned by us or a third party. In addition, we operate a fleet of hot oilers capable of pumping heated fluids used to clear soluble restrictions in a wellbore. Demand and pricing for these services generally correspond to demand for our well service rigs.
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
As a result of the 2011 acquisition of Edge, our rental inventory also includes frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also provide well testing services.
Demand for our fishing and rental services is also closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices.
International Segment
Our International segment includes operations in Mexico, Colombia, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada. Also, prior to the sale of our Argentina business in the third quarter of 2012, we operated in Argentina. We are reporting the results of our Argentina business as discontinued operations for all periods presented. We provide rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of our international markets.
In addition, in Mexico we provide drilling, coiled tubing, wireline and project management and consulting services. Our work in Mexico also requires us to provide third party services which varies in scope by project.
In the Middle East, we operate in the Kingdom of Bahrain and during the third quarter of 2012, we began operations in Oman. Our business in Bahrain is currently conducted through a joint venture in which we have a controlling interest.
Through our joint venture operations in Russia, we provide drilling, workover, and reservoir engineering services.
Also included in our International segment is our technology development and control systems business based in Canada. This business is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.

Functional Support Segment
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.    The following table presents our segment information as of and for the years ended December 31, 2012, 2011 and 2010 (in thousands):
As of and for the year ended December 31, 2012

	U.S.	International	Functional Support[2]	Reconciling Eliminations	Total
Revenues from external customers	$1,626,768	$333,302	$—	$—	$1,960,070
Intersegment revenues	43,867	6,273	15	(50,155)	—
Depreciation and amortization	182,502	19,643	11,638	—	213,783
Other operating expenses	1,158,925	250,667	129,749	—	1,539,341
Operating income (loss)	285,341	62,992	(141,387)	—	206,946
Interest expense, net of amounts capitalized	17	172	53,377	—	53,566
Income (loss) from continuing operations before tax	285,846	68,036	(193,853)	—	160,029
Long-lived assets[1]	1,724,239	334,329	286,369	(173,143)	2,171,794
Total assets	2,513,688	541,882	153,665	(447,647)	2,761,588
Capital expenditures, excluding acquisitions	248,023	171,095	28,042	—	447,160
As of and for the year ended December 31, 2011

	U.S.	International	Functional Support[2]	Reconciling Eliminations	Total
Revenues from external customers	$1,530,087	$199,124	$—	$—	$1,729,211
Intersegment revenues	7,870	9,481	707	(18,058)	—
Depreciation and amortization	142,257	13,515	11,174	—	166,946
Other operating expenses	1,030,224	146,688	131,577	—	1,308,489
Operating income (loss)	357,606	38,921	(142,751)	—	253,776
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Interest expense, net of amounts capitalized	37	18	40,794	—	40,849
Income (loss) from continuing operations before tax	358,072	41,936	(224,555)	—	175,453
Long-lived assets[1]	1,851,148	223,034	233,739	(309,364)	1,998,557
Total assets	2,330,061	414,780	394,864	(540,585)	2,599,120
Capital expenditures, excluding acquisitions	298,342	45,045	15,710	—	359,097

As of and for the year ended December 31, 2010

	U.S.	International	Functional Support[2]	Reconciling Eliminations	Total
Revenues from external customers	$961,244	$101,351	$—	$—	$1,062,595
Intersegment revenues	9,685	—	—	(9,685)	—
Depreciation and amortization	109,551	13,458	10,889	—	133,898
Other operating expenses	719,406	98,388	114,835	—	932,629
Operating (loss) income	132,287	(10,495)	(125,724)	—	(3,932)
Interest expense, net of amounts capitalized	(1,321)	(536)	43,097	—	41,240
Income (loss) from continuing operations before tax	132,742	(7,905)	(167,202)		(42,365)
Long-lived assets[1]	1,178,970	171,957	181,023	(53,034)	1,478,916
Total assets	1,475,593	319,755	479,913	(382,325)	1,892,936
Capital expenditures, excluding acquisitions	132,058	14,301	33,951	—	180,310

(1)	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.
NOTE 24.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS
Set forth below is unaudited summarized quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012:
Revenues	$486,751	$515,997	$490,851	$466,471
Direct operating expenses	311,497	343,996	335,799	317,553
Income from continuing operations	33,481	31,699	23,190	14,307
Net loss (income)	2,576	29,245	(37,019)	14,307
Income (loss) attributable to Key	3,190	29,041	(38,094)	13,485
Earnings (loss) per share(1):
Basic and Diluted	0.02	0.19	(0.25)	0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011:
Revenues	$364,364	$414,587	$468,542	$481,718
Direct operating expenses	247,980	261,269	285,804	290,137
Loss on early extinguishment of debt	46,451	—	—	—
(Loss) Income from continuing operations	(16,789)	40,347	45,746	42,032
Net (loss) income	(18,712)	36,360	43,438	39,569
(Loss) income attributable to Key	(18,135)	36,080	44,168	39,348
(Loss) earnings per share(1):
Basic and Diluted	(0.13)	0.25	0.30	0.26

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

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
As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information.
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$66,435	$469,049	$54,310	$—	$589,794
Property and equipment, net	—	1,329,379	107,295	—	1,436,674
Goodwill	—	597,458	29,023	—	626,481
Deferred financing costs, net	16,628	—	—	—	16,628
Intercompany notes and accounts receivable and investment in subsidiaries	3,298,679	1,108,231	(20,371)	(4,386,539)	—
Other assets	8,068	39,696	44,247	—	92,011
TOTAL ASSETS	$3,389,810	$3,543,813	$214,504	$(4,386,539)	$2,761,588
Liabilities and equity:
Current liabilities	$46,632	$226,773	$31,691	$—	$305,096
Long-term debt and capital leases, less current portion	848,110	—	—	—	848,110
Intercompany notes and accounts payable	947,700	2,590,398	14,138	(3,552,236)	—
Deferred tax liabilities	258,528	6,781	(746)	(5,110)	259,453
Other long-term liabilities	1,528	60,068	1	—	61,597
Equity	1,287,312	659,793	169,420	(829,193)	1,287,332
TOTAL LIABILITIES AND EQUITY	$3,389,810	$3,543,813	$214,504	$(4,386,539)	$2,761,588

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$67,027	$431,829	$101,707	$—	$600,563
Property and equipment, net	—	1,126,013	71,287	—	1,197,300
Goodwill	—	595,049	27,724	—	622,773
Deferred financing costs, net	14,771	—	—	—	14,771
Intercompany notes and accounts receivable and investment in subsidiaries	2,896,684	896,086	(947)	(3,791,823)	—
Other assets	104	99,098	41,628	—	140,830
Non-Current assets held for sale	—	—	22,883	—	22,883
TOTAL ASSETS	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120
Liabilities and equity:
Current liabilities	$77,077	$146,113	$66,313	$—	$289,503
Long-term debt and capital leases, less current portion	773,573	402	—	—	773,975
Intercompany notes and accounts payable	720,033	2,309,733	61,823	(3,091,589)	—
Deferred tax liabilities	191,206	69,822	44	—	261,072
Other long-term liabilities	2,066	57,873	—	—	59,939
Equity	1,214,631	564,132	136,102	(700,234)	1,214,631
TOTAL LIABILITIES AND EQUITY	$2,978,586	$3,148,075	$264,282	$(3,791,823)	$2,599,120

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$1,867,198	$165,248	$(72,391)	$1,960,070
Direct operating expense	—	1,254,087	117,293	(62,535)	1,308,845
Depreciation and amortization expense	—	205,755	8,028	—	213,783
General and administrative expense	1,046	216,069	24,853	(11,472)	230,496
Operating (loss) income	(1,031)	191,287	15,074	1,616	206,946
Interest expense, net of amounts capitalized	54,690	(1,292)	170	(2)	53,566
Other income, net	(5,500)	(1,474)	(3,142)	3,467	(6,649)
(Loss) income from continuing operations before taxes	(50,221)	194,053	18,046	(1,849)	160,029
Income tax expense	(48,893)	(3,385)	(5,073)	(1)	(57,352)
(Loss) income from continuing operations	(99,114)	190,668	12,973	(1,850)	102,677
Discontinued operations	—	—	(93,568)	—	(93,568)
Net (loss) income	(99,114)	190,668	(80,595)	(1,850)	9,109
Loss attributable to noncontrolling interest	—	—	1,487	—	1,487
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(99,114)	$190,668	$(82,082)	$(1,850)	$7,622

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$707	$1,660,801	$106,289	$(38,586)	$1,729,211
Direct operating expense	—	1,036,071	76,140	(27,021)	1,085,190
Depreciation and amortization expense	—	160,884	6,062	—	166,946
General and administrative expense	1,178	211,207	18,550	(7,636)	223,299
Operating (loss) income	(471)	252,639	5,537	(3,929)	253,776
Loss on early extinguishment of debt	46,451	—	—	—	46,451
Interest expense, net of amounts capitalized	42,551	(1,713)	13	(2)	40,849
Other expense (income), net	(6,351)	1,772	(638)	(3,760)	(8,977)
(Loss) income from continuing operations before taxes	(83,122)	252,580	6,162	(167)	175,453
Income tax (expense) benefit	(61,130)	(3,287)	300	—	(64,117)
(Loss) income from continuing operations	(144,252)	249,293	6,462	(167)	111,336
Discontinued operations	—	—	(10,681)	—	(10,681)
Net (loss) income	(144,252)	249,293	(4,219)	(167)	100,655
Loss attributable to noncontrolling interest	—	—	(806)	—	(806)
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(144,252)	$249,293	$(3,413)	$(167)	$101,461

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,009,261	$106,916	$(53,582)	$1,062,595
Direct operating expense	—	664,387	123,624	(41,570)	746,441
Depreciation and amortization expense	—	127,550	6,348	—	133,898
General and administrative expense	3,618	173,274	13,434	(4,138)	186,188
Operating income (loss)	(3,618)	44,050	(36,490)	(7,874)	(3,932)
Interest expense, net of amounts capitalized	44,707	(3,390)	(77)	—	41,240
Other income, net	(1,243)	(1,404)	9,051	(9,211)	(2,807)
(Loss) income from continuing operations before taxes	(47,082)	48,844	(45,464)	1,337	(42,365)
Income tax benefit	8,175	—	9,786	—	17,961
(Loss) income from continuing operations	(38,907)	48,844	(35,678)	1,337	(24,404)
Discontinued operations	—	105,745	(10,992)	—	94,753
Net (loss) income	(38,907)	154,589	(46,670)	1,337	70,349
Loss attributable to noncontrolling interest	—	—	(3,146)	—	(3,146)
(LOSS) INCOME ATTRIBUTABLE TO KEY	$(38,907)	$154,589	$(43,524)	$1,337	$73,495

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$349,208	$20,452	$—	$369,660
Cash flows from investing activities:
Capital expenditures	—	(430,045)	(17,115)	—	(447,160)
Intercompany notes and accounts	676	49,926	—	(50,602)	—
Other investing activities, net	(676)	19,127	—	—	18,451
Net cash used in investing activities	—	(360,992)	(17,115)	(50,602)	(428,709)
Cash flows from financing activities:
Proceeds from long-term debt	205,000	—	—	—	205,000
Repayment of capital lease obligations	—	(1,959)	—	—	(1,959)
Proceeds from borrowings on revolving credit facility	275,000	—	—	—	275,000
Repayments on revolving credit facility	(405,000)	—	—	—	(405,000)
Payment of deferred financing costs	(4,597)	—	—	—	(4,597)
Repurchases of common stock	(7,519)	—	—	—	(7,519)
Intercompany notes and accounts	(49,926)	(676)	—	50,602	—
Other financing activities, net	4,986	8,035	—	—	13,021
Net cash provided by financing activities	17,944	5,400	—	50,602	73,946
Effect of changes in exchange rates on cash	—	—	(4,391)	—	(4,391)
Net increase (decrease) in cash and cash equivalents	17,944	(6,384)	(1,054)	—	10,506
Cash and cash equivalents at beginning of period	21,673	7,985	5,785	—	35,443
Cash and cash equivalents at end of period	$39,617	$1,601	$4,731	$—	$45,949

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$187,597	$708	$—	$188,305
Cash flows from investing activities:
Capital expenditures	—	(345,215)	(13,882)	—	(359,097)
Acquisitions, net of cash acquired	—	(187,058)	—	—	(187,058)
Intercompany notes and accounts	—	278,511	—	(278,511)	—
Other investing activities, net	—	26,065	—	—	26,065
Net cash used in investing activities	—	(227,697)	(13,882)	(278,511)	(520,090)
Cash flows from financing activities:
Repayments of long-term debt	(421,427)	—	—	—	(421,427)
Payment of bond tender premium	(39,082)	—	—	—	(39,082)
Proceeds from long term debt	475,000	—	—	—	475,000
Repayments of capital lease obligations	—	(4,016)	—	—	(4,016)
Proceeds from borrowings on revolving credit facility	418,000	—	—	—	418,000
Repayments on revolving credit facility	(123,000)	—	—	—	(123,000)
Payment of deferred financing cost	(16,485)	—	—	—	(16,485)
Repurchases of common stock	(5,681)	—	—	—	(5,681)
Intercompany notes and accounts	(278,511)	—	—	278,511	—
Other financing activities, net	12,859	9,128	788	—	22,775
Net cash provided by financing activities	21,673	5,112	788	278,511	306,084
Effect of changes in exchange rates on cash	—	—	4,516	—	4,516
Net increase (decrease) in cash	21,673	(34,988)	(7,870)	—	(21,185)
Cash and cash equivalents at beginning of period	—	42,973	13,655	—	56,628
Cash and cash equivalents at end of period	$21,673	$7,985	$5,785	$—	$35,443

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$121,551	$8,254	$—	$129,805
Cash flows from investing activities:
Capital expenditures	—	(169,443)	(10,867)	—	(180,310)
Proceeds from sale of fixed assets	—	258,202	—	—	258,202
Acquisitions, net of cash acquired	—	(86,688)	—	—	(86,688)
Intercompany notes and accounts	(165)	(84,742)	—	84,907	—
Other investing activities, net	165	—	—	—	165
Net cash provided by (used in) investing activities	—	(82,671)	(10,867)	84,907	(8,631)
Cash flows from financing activities:
Repayments of long-term debt	—	(6,970)	—	—	(6,970)
Repayments of capital lease obligations	—	(8,493)	—	—	(8,493)
Proceeds from borrowings on revolving credit facility	110,000	—	—	—	110,000
Repayments on revolving credit facility	(197,813)	—	—	—	(197,813)
Repurchases of common stock	(3,098)	—	—	—	(3,098)
Intercompany notes and accounts	84,742	165	—	(84,907)	—
Other financing activities, net	6,169	—	—	—	6,169
Net cash used in financing activities	—	(15,298)	—	(84,907)	(100,205)
Effect of changes in exchange rates on cash	—	—	(1,735)	—	(1,735)
Net (decrease) increase in cash	—	23,582	(4,348)	—	19,234
Cash and cash equivalents, beginning of period	—	19,391	18,003	—	37,394
Cash and cash equivalents, end of period	$—	$42,973	$13,655	$—	$56,628

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.
Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter of 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Not applicable.
PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

ITEM 11.     EXECUTIVE COMPENSATION
Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

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
T.M. Whichard III,
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)
Date: February 25, 2013
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on February 25, 2013.

Signature	Title

/s/ RICHARD J. ALARIO	Chairman of the Board of Directors, President and Chief
Richard J. Alario	Executive Officer (Principal Executive Officer)

/s/ T.M. WHICHARD III	Senior Vice President and Chief Financial Officer (Principal
T.M. Whichard III	Financial Officer)

/s/ MARK A. COX	Vice President and Controller (Principal Accounting Officer)
Mark A. Cox

/s/ LYNN R. COLEMAN	Director
Lynn R. Coleman

/s/ KEVIN P. COLLINS	Director
Kevin P. Collins

/s/ WILLIAM D. FERTIG	Director
William D. Fertig

/s/ W. PHILLIP MARCUM	Director
W. Phillip Marcum

/s/ RALPH S. MICHAEL, III	Director
Ralph S. Michael, III

/s/ WILLIAM F. OWENS	Director
William F. Owens

/s/ ROBERT K. REEVES	Director
Robert K. Reeves

/s/ J. ROBINSON WEST	Director
J. Robinson West

/s/ ARLENE M. YOCUM	Director
Arlene M. Yocum

EXHIBIT INDEX

Exhibit No.	Description

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

3.3
Fifth Amended and Restated By-laws of Key Energy Services, Inc. as amended through July 19, 2012 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on July 20, 2012, File No. 001-08038.)

Exhibit No.	Description

4.1.1
Indenture, dated as of November 29, 2007, among Key Energy Services, Inc., the guarantors party thereto and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on November 30, 2007, File No. 001-08038.)

4.1.2
First Supplemental Indenture, dated as of January 22, 2008, among Key Marine Services, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 001-08038.)

4.1.3
Second Supplemental Indenture, dated as of January 13, 2009, among Key Energy Mexico, LLC, the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)

4.1.4
Third Supplemental Indenture, dated as of July 31, 2009, among Key Energy Services California, Inc., the existing Guarantors and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

4.1.5
Fourth Supplemental Indenture dated as of March 1, 2011 by and among Key Energy Services, Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 1, 2011, File No. 001-08038.)

4.1.6*
Fifth Supplemental Indenture dated as of January 17, 2013 by and among Key Energy Services, Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2.1
Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.2.2
First Supplemental Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.2.3
Amended First Supplemental Indenture, dated as of March 8, 2012, by and among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

4.2.4*	Second Supplemental Indenture, dated as of January 17, 2013, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.2.5	Form of global note for 6.750% Senior Notes due 2021 (Incorporated by reference from Exhibit A to Exhibit 4.8).

4.2.6
Form of global note for 6.750% Senior Notes due 2021. (Incorporated by reference from Exhibit A to Rule 144A/Regulation S Appendix to Exhibit 4.1 of the Company's Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

Exhibit No.	Description

10.1.1†	Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on November 1, 2007, File No. 001-08038.)
10.1.2†
Form of Nonstatutory Stock Option Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08038.)

10.1.3†
Form of Restricted Stock Award Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 16, 2008, File No. 001-08038.)

10.2.1†	Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on April 16, 2009, File No. 001-08038.)
10.2.2†
Form of Restricted Stock Award Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.2.3†
Form of Nonqualified Stock Option Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.2.4*†	Form of Restricted Stock Unit Award Agreement (Canadian) under 2009 Equity and Cash Incentive Plan.
10.2.5*†	Form of Restricted Stock Unit Award Agreement (Non-Canadian) under 2009 Equity and Cash Incentive Plan.
10.2.6†
Form of Performance Unit Award Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 20, 2012, File No. 001-08038.)

10.3†	Key Energy Services, Inc. 2012 Performance Unit Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 20, 2012, File No. 001-08038.)
10.4.1†	Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A filed on April 11, 2012, File No. 001-08038.)
10.4.2†
Form of Restricted Stock Award Agreement under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed January 25, 2013, File No. 001-08038.)

10.4.3†
Form of Performance Unit Award Agreement under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed January 25, 2013, File No. 001-08038.)

10.4.4*†	Form of Nonstatutory Stock Option Agreement under 2012 Equity and Cash Incentive Plan.
10.4.5*†	Form of Restricted Stock Unit Award Agreement (Canadian) under 2012 Equity and Cash Incentive Plan.

10.4.6*†	Form of Restricted Stock Unit Award Agreement (Non-Canadian) under 2012 Equity and Cash Incentive Plan.
10.5*†	Key Energy Services, Inc. 2013 Performance Unit Plan.
10.6†
Restated Employment Agreement, dated effective as of December 31, 2007, among Richard J. Alario, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)

10.7†
Employment Agreement, dated as of March 26, 2009, by and between Trey Whichard and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 1, 2009, File No. 001-08038.)

10.8†
Restated Employment Agreement, dated effective as of December 31, 2007, among Newton W. Wilson III, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)

10.9†
Amended and Restated Employment Agreement, dated October 22, 2008, between Kimberly R. Frye, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, File No. 001-08038.)

10.10†
Restated Employment Agreement dated effective as of December 31, 2007, among Kim B. Clarke, Key Energy Services, Inc. and Key Energy Shared Services, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)

Exhibit No.	Description

10.11†
Form of Amendment to Employment Agreement, in the form executed on March 29, 2010, by and between Key Energy Services, Inc., Key Energy Shared Services, LLC, and each of Richard J. Alario, T.M. Whichard III, Newton W. Wilson III, Kim B. Clarke and Kim R. Frye. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 1, 2010, File No. 001-08038.)

10.12.1
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

10.12.2
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

10.13.1
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

10.13.2
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

Exhibit No.	Description

21*	Significant Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.

31.2*	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.
†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith.