Form 10-Q
period 2013-03-31
KEY ENERGY SERVICES INC
filed 2013-05-03
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 26, 2013, the number of outstanding shares of common stock of the registrant was 152,309,996.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,900	$45,949
Restricted funds held in escrow	14,615	—
Accounts receivable, net of allowance for doubtful accounts of $4,001and $2,860, respectively	405,946	404,390
Inventories	42,072	38,622
Other current assets	113,585	100,833
Total current assets	616,118	589,794
Property and equipment	2,558,004	2,528,578
Accumulated depreciation	(1,138,354)	(1,091,904)
Property and equipment, net	1,419,650	1,436,674
Goodwill	626,047	626,481
Other intangible assets, net	55,873	60,905
Deferred financing costs, net	15,996	16,628
Deposits	7,940	7,339
Equity method investments	951	966
Other assets	18,726	22,801
TOTAL ASSETS	$2,761,301	$2,761,588
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$94,745	$104,073
Other current liabilities	172,429	200,630
Current portion of capital leases	129	393
Total current liabilities	267,303	305,096
Long-term debt	877,971	848,110
Workers' compensation, vehicular and health insurance liabilities	33,234	33,676
Deferred tax liabilities	267,644	259,453
Other non-current liabilities	29,812	27,921
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 152,351,327 and 151,069,609 shares issued and outstanding	15,235	15,108
Additional paid-in capital	924,714	925,132
Accumulated other comprehensive loss	(6,988)	(6,148)
Retained earnings	319,462	319,736
Total equity attributable to Key	1,252,423	1,253,828
Noncontrolling interest	32,914	33,504
Total equity	1,285,337	1,287,332
TOTAL LIABILITIES AND EQUITY	$2,761,301	$2,761,588
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES	$428,449	$486,751
COSTS AND EXPENSES:
Direct operating expenses	299,182	311,497
Depreciation and amortization expense	54,193	51,189
General and administrative expenses	63,245	60,918
Operating income	11,829	63,147
Interest expense, net of amounts capitalized	13,804	11,882
Other income, net	(1,223)	(1,029)
Income (loss) from continuing operations before tax	(752)	52,294
Income tax benefit (expense)	566	(18,813)
Income (loss) from continuing operations	(186)	33,481
Loss from discontinued operations, net of tax benefit of $- and $16,354, respectively	—	(30,905)
Net income (loss)	(186)	2,576
Income (loss) attributable to noncontrolling interest	88	(614)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(274)	$3,190
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$(186)	$33,481
Income (loss) attributable to noncontrolling interest	88	(614)
Income (loss) from continuing operations attributable to Key	$(274)	$34,095
Earnings per share from continuing operations attributable to Key:
Basic and diluted	$—	$0.23
Loss per share from discontinued operations:
Basic and diluted	$—	$(0.21)
Earnings per share attributable to Key:
Basic and diluted	$—	$0.02
Weighted average shares outstanding:
Basic	151,967	151,132
Diluted	151,967	151,506
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(186)	$33,481
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(1,518)	7,052
Total other comprehensive income (loss), net of tax	(1,518)	7,052
COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	(1,704)	40,533
Comprehensive loss from discontinued operations	—	(30,905)
COMPREHENSIVE INCOME (LOSS)	(1,704)	9,628
Comprehensive (income) loss attributable to noncontrolling interest	590	(2,414)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$(1,114)	$7,214
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(186)	$2,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	54,193	51,332
Asset retirements and impairments	—	41,457
Bad debt expense	1,203	418
Accretion of asset retirement obligations	159	150
Loss from equity method investments	128	132
Amortization of deferred financing costs and premium	659	634
Deferred income tax expense	(377)	(6,008)
Capitalized interest	(137)	(285)
Gain on disposal of assets, net	—	(2)
Share-based compensation	4,947	4,207
Excess tax expense (benefit) from share-based compensation	1,402	(4,047)
Changes in working capital:
Accounts receivable	(2,959)	(4,262)
Other current assets	(5,308)	(24,293)
Accounts payable, accrued interest and accrued expenses	(39,926)	(15,615)
Share-based compensation liability awards	1,017	1,877
Other assets and liabilities	4,747	26,049
Net cash provided by operating activities	19,562	74,320
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,144)	(169,438)
Proceeds from sale of fixed assets	374	6,966
Restricted funds held in escrow	(14,615)	—
Net cash used in investing activities	(51,385)	(162,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	205,000
Repayments of capital lease obligations	(264)	(556)
Proceeds from borrowings on revolving credit facility	95,000	130,000
Repayments on revolving credit facility	(65,000)	(245,000)
Payment of deferred financing costs	(46)	(4,421)
Repurchases of common stock	(2,462)	(6,936)
Proceeds from exercise of stock options	—	812
Excess tax (expense) benefit from share-based compensation	(1,402)	4,047
Other financing activities	—	7,123
Net cash provided by financing activities	25,826	90,069
Effect of changes in exchange rates on cash	(52)	(5,425)
Net decrease in cash and cash equivalents	(6,049)	(3,508)
Cash and cash equivalents, beginning of period	45,949	35,443
Cash and cash equivalents, end of period	$39,900	$31,935

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
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2012 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2012 Form 10-K.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q and through the date on which the unaudited condensed consolidated financial statements were issued, for possible disclosure of a subsequent event. Accordingly, we have included information on the purchase of the remaining 50% of the noncontrolling interest in our Russian joint venture, OOO Geostream Services Group, a limited liability company incorporated in the Russian Federation ("Geostream"), in Note 17. Subsequent Events.
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
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2012 Form 10-K.

Accounting Standards Adopted or Not Yet Adopted in this Report
There are no new accounting standards that have been adopted or not yet adopted in this report.

NOTE 3. DISCONTINUED OPERATIONS
In September 2012, we completed the sale of our Argentina operations for approximately $12.5 million, net of transaction costs. In connection with the sale, we recognized a total loss of $85.8 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in accumulated other comprehensive loss during the third quarter of 2012.
The following table presents the results of operations for the Argentina business sold in this transaction for the three months ended March 31, 2012.

Three Months Ended
March 31, 2012
(in thousands)
REVENUES	$25,639
COSTS AND EXPENSES:
Direct operating expenses	26,305
Depreciation and amortization expense	143
General and administrative expenses	4,110
Impairment and other charges	41,457
Operating loss	(46,376)
Interest expense, net of amounts capitalized	51
Other expense, net	832
Loss before tax	(47,259)
Income tax benefit	16,354
Loss from discontinued operations	$(30,905)
NOTE 4. OTHER BALANCE SHEET INFORMATION
During the first quarter of 2013, Key funded into escrow $14.6 million for the acquisition of the remaining 50% of the noncontrolling interest in Geostream. See “Note 17. Subsequent Events” for further discussion. The table below presents comparative detailed information about restricted funds held in escrow at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Restricted funds held in escrow	$14,615	$—

The table below presents comparative detailed information about other current assets at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Other current assets:
Deferred tax assets	$21,039	$20,026
Prepaid current assets	29,755	27,736
Reinsurance receivable	10,013	10,217
VAT asset	30,264	32,762
Other	22,514	10,092
Total	$113,585	$100,833

The table below presents comparative detailed information about other current liabilities at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$45,818	$31,708
Accrued operating expenditures	37,990	42,137
Income, sales, use and other taxes	36,918	62,709
Self-insurance reserve	34,833	35,742
Accrued interest	4,774	15,301
Insurance premium financing	5,271	8,021
Share-based compensation and other liabilities	6,825	5,012
Total	$172,429	$200,630
The table below presents comparative detailed information about other non-current liabilities at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$11,790	$11,659
Environmental liabilities	6,652	4,539
Accrued rent	1,283	1,424
Accrued sales, use and other taxes	7,145	6,952
Other	2,942	3,347
Total	$29,812	$27,921

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2012	$597,456	$29,025	$626,481
Impact of foreign currency translation	—	(434)	(434)
March 31, 2013	$597,456	$28,591	$626,047

The components of our other intangible assets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Noncompete agreements:
Gross carrying value	$7,134	$9,332
Accumulated amortization	(4,492)	(5,022)
Net carrying value	$2,642	$4,310
Patents, trademarks and tradename:
Gross carrying value	$14,528	$14,689
Accumulated amortization	(458)	(410)
Net carrying value	$14,070	$14,279
Customer relationships and contracts:
Gross carrying value	$100,419	$100,481
Accumulated amortization	(66,328)	(62,143)
Net carrying value	$34,091	$38,338
Developed technology:
Gross carrying value	$9,780	$7,583
Accumulated amortization	(4,710)	(3,605)
Net carrying value	$5,070	$3,978
Customer Backlog:
Gross carrying value	$776	$779
Accumulated amortization	(776)	(779)
Net carrying value	$—	$—

Of our intangible assets at March 31, 2013, $13.7 million is an indefinite-lived tradename and not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2013	2014	2015	2016	2017	2018
		(in thousands)
Noncompete agreements	1.6	$1,304	$1,338	$—	$—	$—	$—
Patents and trademarks	5.3	166	125	125	54	40	17
Customer relationships and contracts	6.9	12,764	7,963	5,100	3,454	2,431	1,120
Developed technology	17.8	42	233	221	221	221	221
Total expected intangible asset amortization expense		$14,276	$9,659	$5,446	$3,729	$2,692	$1,358
Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $4.8 million and $5.9 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 6. LONG-TERM DEBT
As of March 31, 2013 and December 31, 2012, the components of our long-term debt were as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
8.375% Senior Notes due 2014	3,573	3,573
Senior Secured Credit Facility revolving loans due 2016	195,000	165,000
Net unamortized premium on debt	4,398	4,537
Capital lease obligations	129	393
Total debt	878,100	848,503
Less current portion	(129)	(393)
Long-term debt and capital leases	$877,971	$848,110
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

The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility (defined below). We were in compliance with these covenants at March 31, 2013.
6.75% Senior Notes due 2021
We issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “Initial 2021 Notes”) on March 4, 2011 and issued an additional $200.0 million aggregate principal amount of the 2021 Notes (the “Additional 2021 Notes”) in a private placement on March 8, 2012 (collectively, the “2021 Notes”) under an indenture dated March 4, 2011 (the “Base Indenture”), as supplemented by a first supplemental indenture dated March 4, 2011 and amended by a further supplemental indenture dated March 8, 2012 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.6 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.
On January 29, 2013, we commenced an offer to exchange the $200.0 million in aggregate principal amount of unregistered Additional 2021 Notes for an equal principal amount of such notes registered under the Securities Act of 1933. The exchange offer was completed on March 5, 2013. All of the 2021 Notes are treated as a single class under the Indenture and as of the closing of the exchange offers bear the same CUSIP and ISIN numbers.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2013, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of March 31, 2013.

Senior Secured Credit Facility
We are party to a $550.0 million senior secured revolving bank credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agent (as amended, the “2011 Credit Facility”), which is an important source of liquidity for us. The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016.
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
We were in compliance with these covenants as of March 31, 2013. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of March 31, 2013, we had borrowings of $195.0 million outstanding under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $300.9 million of available borrowing capacity subject to compliance with the debt to capitalization limitation under the terms of the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.68% and 2.71% for the three-month periods ended March 31, 2013 and March 31, 2012, respectively.

NOTE 7. OTHER INCOME, NET
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other income, net” for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest income	$(11)	$(7)
Foreign exchange gain	(925)	(939)
Other income, net	(287)	(83)
Total	$(1,223)	$(1,029)
NOTE 8. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates on continuing operations for the three months ended March 31, 2013 and 2012 were 75.3% and 36.0%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, permanent differences impacting mainly the U.S. effective rate, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of March 31, 2013 and December 31, 2012, we had $1.2 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of less than $0.1 million for each of the three-month periods ended March 31, 2013 and 2012 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2006.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.3 million for the payment of interest and penalties as of March 31, 2013 and December 31, 2012. We believe that it is reasonably possible that $0.9 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three months ended March 31, 2013 and 2012.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $2.2 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of March 31, 2013. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2013 and December 31, 2012, we have recorded $68.1 million and $69.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $20.3 million and $20.6 million of insurance receivables as of March 31, 2013 and December 31, 2012, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of March 31, 2013 and December 31, 2012, we have recorded $6.7 million and $4.5 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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
The components of our earnings per share are as follows:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(274)	$34,095
Loss from discontinued operations, net of tax	—	(30,905)
Income (loss) attributable to Key	$(274)	$3,190
Denominator
Weighted average shares outstanding	151,967	151,132
Basic earnings per share from continuing operations attributable to Key	$—	$0.23
Basic loss per share from discontinued operations	—	(0.21)
Basic earnings per share attributable to Key	$—	$0.02
Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(274)	$34,095
Loss from discontinued operations, net of tax	—	(30,905)
Income (loss) attributable to Key	$(274)	$3,190
Denominator
Weighted average shares outstanding	151,967	151,132
Stock options	—	304
Warrants	—	—
Stock appreciation rights	—	70
Total	151,967	151,506
Diluted earnings per share from continuing operations attributable to Key	$—	$0.23
Diluted loss per share from discontinued operations	—	(0.21)
Diluted earnings per share attributable to Key	$—	$0.02
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted earnings per share using the treasury stock methods. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculations for the three months ended March 31, 2013 exclude the potential exercise of 1.8 million stock options and 0.4 million SARs, because of our net loss from continuing operations in the first quarter of 2013. The diluted earnings per share calculation for the three months ended March 31, 2012 excluded the potential exercise of 0.1 million stock options because their exercise prices exceeded the average price of our stock during the first quarter of 2012. None of our SARs were anti-dilutive for the three months ended March 31, 2012. There were no events occurring after March 31, 2013 that would materially affect the number of weighted average shares outstanding.

NOTE 11. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $6.0 million and $6.1 million during the three months ended March 31, 2013 and 2012, respectively, and the related income tax benefit recognized was $2.2 million for the same periods. We did not capitalize any share-based compensation during the three months ended March 31, 2013 and 2012.
On January 16, January 21, February 4, March 25 and March 26, 2013, we issued less than 0.1 million, 0.9 million, 0.6 million, 0.1 million and less than 0.1 million shares of restricted common stock, respectively, to certain of our employees and officers, which vest in equal installments over the next three years. These shares had an issuance price of $7.44, $7.70, $7.98, $7.95 and $8.02 per share, respectively. The unrecognized compensation cost related to our unvested restricted stock as of March 31, 2013 is estimated to be $19.4 million and is expected to be recognized over a weighted- average period of 1.6 years. We do not have unrecognized cost related to our unvested stock options as of March 31, 2013. No phantom stock is outstanding as of March 31, 2013.
On January 21, 2013, the Compensation Committee of the Board of Directors adopted the Performance Unit Award Agreement (the “2012 PU Award Agreement”) under the Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan (the“2012 Plan”) and the 2013 Performance Unit Plan (the “2013 PU Plan”). We believe that the 2013 PU Plan and 2012 PU Award Agreement will enable us to obtain and retain employees who will contribute to our long term success by providing compensation that is linked directly to increases in share value.
In January 2013, we issued 0.4 million performance units to our executive officers under the 2012 Plan with such material terms as set forth in the 2012 PU Award Agreement. In February 2013, we issued 0.2 million performance units to certain other employees under the 2013 PU Plan. The performance units are measured based on two performance periods from January 1, 2013 to December 31, 2013 and from January 1, 2014 to December 31, 2014. One half of the performance units are measured based on the first performance period, and the other half are measured based on the second performance period. The number of performance units that may be earned by a participant is determined at the end of each performance period based on the relative placement of Key’s total stockholder return for that period within the peer group, as follows:

Company Placement for the Performance Period	Percentile Ranking in Peer Group	Performance Units Earned as a Percentage of Target
First	100%	200%
Second	91%	180%
Third	82%	160%
Fourth	73%	140%
Fifth	64%	120%
Sixth	55%	100%
Seventh	45%	75%
Eighth	36%	50%
Ninth	27%	25%
Tenth	18%	0%
Eleventh	9%	0%
Twelfth	0%	0%
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of March 31, 2013, the fair value of outstanding performance units was $5.6 million, and is being accreted to compensation expense over the vesting terms of the awards. As of March 31, 2013, the unrecognized compensation cost related to our unvested performance units is estimated to be $4.2 million and is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 12. TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of March 31, 2013 and December 31, 2012, we did not have any employee loans or advances outstanding.
Transactions with Affiliates
In October 2010, we acquired certain subsidiaries, together with associated assets, from OFS, an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of March 31, 2013 and December 31, 2012, our receivables from these related parties totaled less than $0.1 million and $0.2 million, respectively. Revenues from these customers for the three-month periods ended March 31, 2013 and 2012 totaled less than $0.1 million and $0.7 million, respectively.
Board of Director Relationships
A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $6.6 million and $11.4 million for the three-month periods ended March 31, 2013 and 2012, respectively. Receivables outstanding from Anadarko were approximately $4.0 million and $3.5 million as of March 31, 2013 and December 31, 2012, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services to us related to our general and administrative cost restructuring initiative. Payments to Proudfoot were zero and $1.9 million for the three months ended March 31, 2013 and 2012, respectively.

NOTE 13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2013 and December 31, 2012.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes and accounts receivable - related parties	$99	$99	$440	$440
Notes receivable - Argentina operations sale	12,955	12,955	12,955	12,955
Financial liabilities:
6.75% Senior Notes	$675,000	$705,173	$675,000	$680,510
8.375% Senior Notes	3,573	3,658	3,573	3,656
Credit Facility revolving loans	195,000	195,000	165,000	165,000
Notes and accounts receivable — related parties. The amounts reported relate to certain trade accounts receivable with affiliates. The carrying values of these items approximate their fair values due to their short-term nature as of the applicable balance sheet dates.
Notes receivable — Argentina operations sale. The fair value of these notes receivable is based upon the quoted market Treasury rates as of the twelve, eighteen and twenty-four month maturity dates indicated. The carrying values of these items approximate their fair values due to the nature of the rates used to discount each note.
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2013 was $675.0 million, and the fair value was $705.2 million (104.5% of carrying value).
8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2013 was $3.6 million, and the fair value was $3.7 million (102.4% of carrying value).
Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2012 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of March 31, 2013 were $195.0 million.

NOTE 14. SEGMENT INFORMATION
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
Fluid Management Services
We provide transportation and well-site storage services for various fluids utilized in connection with drilling, completions, workover and maintenance activities. We also provide disposal services for fluids produced subsequent to well completion.  These fluids are removed from the well site and transported for disposal in saltwater disposal wells owned by us or a third party. In addition, we operate a fleet of hot oilers capable of pumping heated fluids used to clear soluble restrictions in a wellbore. Demand and pricing for these services generally correspond to demand for our well service rigs.
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

Fishing and Rental Services
We offer a full line of services and rental equipment designed for use in providing both onshore and offshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units, foam air units, frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also provide well testing services.

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
In addition, in Mexico we provide drilling, coiled tubing, wireline, project management and consulting services. Our work in Mexico also requires us to provide third party services that vary in scope by project.
In the Middle East, we operate in the Kingdom of Bahrain and, during the third quarter of 2012, we began operations in Oman. Our business in Bahrain is currently conducted through a joint venture in which we have a controlling interest.
Our Russian operations provide drilling, workover, and reservoir engineering services.
Our technology development and control systems business based in Canada is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.

Functional Support Segment
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.

The following tables set forth our unaudited segment information as of and for the three month periods ended March 31, 2013 and March 31, 2012 (in thousands):

As of and for the three months ended March 31, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$346,072	$82,377	$—	$—	$428,449
Intersegment revenues	8,601	1,519	124	(10,244)	—
Depreciation and amortization	44,790	6,500	2,903	—	54,193
Other operating expenses	263,007	64,003	35,417	—	362,427
Operating income (loss)	38,275	11,874	(38,320)	—	11,829
Interest expense, net of amounts capitalized	1	49	13,754	—	13,804
Income (loss) from continuing operations before tax	38,209	13,056	(52,017)	—	(752)
Long-lived assets(1)	1,701,593	339,485	272,990	(168,885)	2,145,183
Total assets	2,593,050	544,236	85,141	(461,126)	2,761,301
Capital expenditures, excluding acquisitions	23,310	10,967	2,867	—	37,144

As of and for the three months ended March 31, 2012
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$424,973	$61,778	$—	$—	$486,751
Intersegment revenues	—	957	15	(972)	—
Depreciation and amortization	44,351	3,947	2,891	—	51,189
Other operating expenses	289,164	47,463	35,788	—	372,415
Operating income (loss)	91,458	10,368	(38,679)	—	63,147
Interest expense, net of amounts capitalized	8	13	11,861	—	11,882
Income (loss) from continuing operations before tax	91,552	11,227	(50,485)	—	52,294
Long-lived assets(1)	1,870,574	285,938	238,708	(294,818)	2,100,402
Total assets	2,468,459	490,924	382,238	(637,491)	2,704,130
Capital expenditures, excluding acquisitions	79,410	85,456	4,572	—	169,438

(1)	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.

NOTE 15. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Our 2021 Notes are guaranteed by our domestic subsidiaries, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.

As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING BALANCE SHEETS
	March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Assets:
Current assets	$71,712	$495,501	$48,905	$—	$616,118
Property and equipment, net	—	1,309,150	110,500	—	1,419,650
Goodwill	—	597,458	28,589	—	626,047
Deferred financing costs, net	15,996	—	—	—	15,996
Intercompany notes and accounts receivable and investment in subsidiaries	3,383,757	1,129,882	(15,468)	(4,498,171)	—
Other assets	4,082	35,576	43,832	—	83,490
TOTAL ASSETS	$3,475,547	$3,567,567	$216,358	$(4,498,171)	$2,761,301
Liabilities and equity:
Current liabilities	$12,496	$219,719	$35,088	$—	$267,303
Long-term debt and capital leases, less current portion	877,971	—	—	—	877,971
Intercompany notes and accounts payable	1,036,538	2,605,633	12,994	(3,655,165)	—
Deferred tax liabilities	261,686	6,781	(823)	—	267,644
Other long-term liabilities	1,538	61,383	125	—	63,046
Equity	1,285,318	674,051	168,974	(843,006)	1,285,337
TOTAL LIABILITIES AND EQUITY	$3,475,547	$3,567,567	$216,358	$(4,498,171)	$2,761,301

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	Parent Company		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$66,435		$469,049	$54,310	$—	$589,794
Property and equipment, net	—		1,329,379	107,295	—	1,436,674
Goodwill	—		597,458	29,023	—	626,481
Deferred financing costs, net	16,628		—	—	—	16,628
Intercompany notes and accounts receivable and investment in subsidiaries	3,298,679		1,108,231	(20,371)	(4,386,539)	—
Other assets	8,068		39,696	44,247	—	92,011
TOTAL ASSETS	$3,389,810	—	$3,543,813	$214,504	$(4,386,539)	$2,761,588
Liabilities and equity:
Current liabilities	$46,632		$226,773	$31,691	$—	$305,096
Long-term debt and capital leases, less current portion	848,110		—	—	—	848,110
Intercompany notes and accounts payable	947,700		2,590,398	14,138	(3,552,236)	—
Deferred tax liabilities	258,528		6,781	(746)	(5,110)	259,453
Other long-term liabilities	1,528		60,068	1	—	61,597
Equity	1,287,312		659,793	169,420	(829,193)	1,287,332
TOTAL LIABILITIES AND EQUITY	$3,389,810		$3,543,813	$214,504	$(4,386,539)	$2,761,588

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$124	$405,384	$43,490	$(20,549)	$428,449
Direct operating expense	—	286,042	30,483	(17,343)	299,182
Depreciation and amortization expense	—	52,057	2,136	—	54,193
General and administrative expense	254	57,821	8,852	(3,682)	63,245
Operating (loss) income	(130)	9,464	2,019	476	11,829
Interest expense (income), net of amounts capitalized	13,891	(136)	49	—	13,804
Other expense (income), net	(898)	(1,169)	37	807	(1,223)
Income (loss) from continuing operations before taxes	(13,123)	10,769	1,933	(331)	(752)
Income tax benefit (expense)	1,248	(883)	201	—	566
Income (loss) from continuing operations	(11,875)	9,886	2,134	(331)	(186)
Discontinued operations	—	—	—	—	—
Net income (loss)	(11,875)	9,886	2,134	(331)	(186)
Income attributable to noncontrolling interest	—	—	88	—	88
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(11,875)	$9,886	$2,046	$(331)	$(274)

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$465,270	$32,986	$(11,520)	$486,751
Direct operating expense	—	295,637	24,783	(8,923)	311,497
Depreciation and amortization expense	—	49,667	1,522	—	51,189
General and administrative expense	270	57,720	5,523	(2,595)	60,918
Operating income (loss)	(255)	62,246	1,158	(2)	63,147
Interest expense, net of amounts capitalized	12,147	(273)	9	(1)	11,882
Other expense (income), net	(611)	582	(1,077)	77	(1,029)
Income (loss) from continuing operations before taxes	(11,791)	61,937	2,226	(78)	52,294
Income tax expense	(17,962)	(205)	(646)	—	(18,813)
Income (loss) from continuing operations	(29,753)	61,732	1,580	(78)	33,481
Discontinued operations	—	—	(30,905)	—	(30,905)
Net income (loss)	(29,753)	61,732	(29,325)	(78)	2,576
Loss attributable to noncontrolling interest	—	—	(614)	—	(614)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(29,753)	$61,732	$(28,711)	$(78)	$3,190

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$17,509	$2,053	$—	$19,562
Cash flows from investing activities:
Capital expenditures	—	(33,410)	(3,734)	—	(37,144)
Intercompany notes and accounts	—	29,505	—	(29,505)	—
Other investing activities, net		(14,241)	—	—	(14,241)
Net cash used in investing activities	—	(18,146)	(3,734)	(29,505)	(51,385)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(264)	—	—	(264)
Proceeds from borrowings on revolving credit facility	95,000	—	—	—	95,000
Repayments on revolving credit facility	(65,000)	—	—	—	(65,000)
Payment of deferred financing costs	(46)	—	—	—	(46)
Repurchases of common stock	(2,462)	—	—	—	(2,462)
Intercompany notes and accounts	(29,505)	—	—	29,505	—
Other financing activities, net	(1,402)	—	—	—	(1,402)
Net cash provided by (used in) financing activities	(3,415)	(264)	—	29,505	25,826
Effect of changes in exchange rates on cash	—	—	(52)	—	(52)
Net decrease in cash and cash equivalents	(3,415)	(901)	(1,733)	—	(6,049)
Cash and cash equivalents at beginning of period	39,617	1,601	4,731	—	45,949
Cash and cash equivalents at end of period	$36,202	$700	$2,998	$—	$39,900

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations		Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(21,673)	$88,384	$7,609	$—		$74,320
Cash flows from investing activities:
Capital expenditures	—	(166,557)	(2,881)	—		(169,438)
Intercompany notes and accounts	—	58,363	—	(58,363)		—
Other investing activities, net	—	6,966	—	—		6,966
Net cash used in investing activities	—	(101,228)	(2,881)	(58,363)		(162,472)
Cash flows from financing activities:
Proceeds from long-term debt	205,000	—	—	—		205,000
Repayment of capital lease obligations	—	(556)	—	—		(556)
Proceeds from borrowings on revolving credit facility	130,000	—	—	—		130,000
Repayments on revolving credit facility	(245,000)	—	—	—		(245,000)
Payment of deferred financing costs	(4,421)	—	—	—		(4,421)
Repurchases of common stock	(6,936)	—	—	—		(6,936)
Intercompany notes and accounts	(58,363)	—	—	58,363		—
Other financing activities, net	4,859	6,190	933	—		11,982
Net cash provided by financing activities	25,139	5,634	933	58,363		90,069
Effect of changes in exchange rates on cash	—	—	(5,425)	—		(5,425)
Net increase (decrease) in cash and cash equivalents	3,466	(7,210)	236	—		(3,508)
Cash and cash equivalents at beginning of period	21,673	7,985	5,785	—		35,443
Cash and cash equivalents at end of period	$25,139	$775	$6,021	$—	—	$31,935

NOTE 16. VARIABLE INTEREST ENTITIES
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
For the three months ended March 31, 2013 and 2012, we recognized $4.0 million and $3.3 million of revenue, respectively, and $0.9 million and $0.2 million of net income, respectively, associated with this joint venture. Also, we have guaranteed the performance of the joint venture under its sole services contract valued at $2.0 million. At March 31, 2013, there were approximately $16.0 million of assets and $13.6 million of liabilities in the joint venture. At December 31, 2012, there were approximately $16.2 million of assets and $14.7 million of liabilities in the joint venture. There are no restrictions on the use of assets and liabilities associated with the joint venture. Also, creditors of the joint venture have no recourse against us other than the $2.0 million performance guarantee previously mentioned.
NOTE 17. SUBSEQUENT EVENTS
On April 9, 2013 the Company completed the acquisition of the remaining 50% of the noncontrolling interest in Geostream for $14.6 million. Key now owns 100% of Geostream, which provides a wide range of drilling, workover and reservoir engineering services.

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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2013 and 2012, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2012 Form 10-K.
We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International operating segments. See “Note 14. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
PERFORMANCE MEASURES
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is often used as an indicator of overall Exploration and Production (E&P) company spending and broader oilfield activity. In assessing overall activity in the U.S. onshore oilfield service industry in which we operate, we believe that the Baker Hughes U.S. land drilling rig count is the best available barometer of E&P companies' capital spending and resulting activity levels. Historically, our activity levels have been highly correlated to U.S. onshore capital spending by our E&P company customers as a group.

	WTI Cushing Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes U.S. Land Drilling Rigs (2)
2013:
First Quarter	$94.33	$3.49	1,706
2012:
First Quarter	$102.98	$2.50	1,947
Second Quarter	$93.06	$2.35	1,924
Third Quarter	$92.17	$2.89	1,855
Fourth Quarter	$88.01	$3.40	1,759

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2012 through the first quarter of 2013:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days (3)
2013:	U.S.	International Continuing Operations (1)	Total Continuing Operations (2)
First Quarter	337,714	114,103	451,817	580,862	62
Total 2013:	337,714	114,103	451,817	580,862	62
2012:
First Quarter	435,280	84,469	519,749	722,718	64
Second Quarter	428,864	104,656	533,520	685,587	63
Third Quarter	412,998	103,448	516,446	607,480	63
Fourth Quarter	357,628	113,246	470,874	594,770	62
Total 2012:	1,634,770	405,819	2,040,589	2,610,555	252

(1)
International continuing operations rig hours exclude rig hours generated in Argentina, as our Argentina operations were sold in the third quarter of 2012 and are reported as discontinued operations. Argentina rig hours were 54,625 and 55,972 for the first and second quarters of 2012, respectively.

(2)    Total continuing operations rig hours include U.S. rig hours and international continuing operations rig hours
(3)    Key's U.S. working days are the number of weekdays during the quarter minus national holidays.

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended March 31, 2013
Our core businesses depend on our customers' willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
In our U.S. segment, our overall activity levels for our services were lower than anticipated for the first quarter of 2013 due to lower customer demand, adverse weather conditions, and the typical seasonal impact of shorter daylight hours. These factors resulted in reduced equipment utilization and slightly lower pricing for our services.
One of our larger customers meaningfully reduced its activity in California and the Permian Basin, which contributed to the decline in activity of our Rig Services business. Meanwhile, our Fluid Management Services business remains challenged due to chronic oversupply of equipment relative to customer activity, which has led us to commence a restructuring of this business. Conversely, our Coiled Tubing Services and Fishing and Rental Services benefitted from improved operating efficiencies during the quarter.
Internationally, our revenue declined in the first quarter of 2013 compared to the fourth quarter of 2012, as our principal customer in Mexico reduced activity in the North Region of the country, which negatively impacted our results. Additionally, during the quarter we expanded into the South Region of Mexico and grew our presence in Colombia and the Middle East.
Market Outlook
We believe that macroeconomic fundamentals remain supportive of domestic and international oil and natural gas related drilling, workover and production maintenance activity. Thus far in 2013, U.S. activity has followed seasonal trends, which typically generate 3% to 5% activity improvement in the second quarter from first quarter levels, and we anticipate only a gradual activity increase for the year.
Subsequent to the first quarter, our customer in Mexico initiated material spending reductions. As a result, our activity in the North Region of Mexico has been reduced by approximately 50% from first quarter levels, and we believe our activity there will remain at this lower level through the third quarter of 2013. Meanwhile, we expect to redeploy idle rigs from the North Region to the South Region and to other countries, including the U.S., where we believe there are opportunities for these rigs.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended
	March 31,
	2013	2012
REVENUES	$428,449	$486,751
COSTS AND EXPENSES:
Direct operating expenses	299,182	311,497
Depreciation and amortization expense	54,193	51,189
General and administrative expenses	63,245	60,918
Operating income	11,829	63,147
Interest expense, net of amounts capitalized	13,804	11,882
Other income, net	(1,223)	(1,029)
Income (loss) from continuing operations before tax	(752)	52,294
Income tax benefit (expense)	566	(18,813)
Income (loss) from continuing operations	(186)	33,481
Loss from discontinued operations, net of tax benefit of $- and $16,354, respectively	—	(30,905)
Net income (loss)	(186)	2,576
Income (loss) attributable to noncontrolling interest	88	(614)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(274)	$3,190
Consolidated Results of Operations — Three Months Ended March 31, 2013 and 2012
Revenues
Our revenues for the three months ended March 31, 2013 decreased $58.3 million, or 12.0%, to $428.4 million from $486.8 million for the three months ended March 31, 2012, mostly due to lower demand for our rig-based services in oil markets and overall weaker economic conditions affecting both our domestic and international operations. See “Segment Operating Results — Three Months Ended March 31, 2013 and 2012” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $12.3 million, to $299.2 million (69.8% of revenues), for the three months ended March 31, 2013, compared to $311.5 million (64.0% of revenues) for the three months ended March 31, 2012. The decrease was a direct result of activity decreases in our business and better operating efficiencies in our coiled tubing and frac stack and flow back operations, partially offset by labor cost inefficiencies due to weather related work delays and the impact of higher employment taxes.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.0 million, or 5.9%, to $54.2 million during the first quarter of 2013, compared to $51.2 million for the first quarter of 2012. The increase is primarily attributable to increased capital expenditures during 2012.
General and Administrative Expenses
General and administrative expenses increased $2.3 million, to $63.2 million (14.8% of revenues), for the three months ended March 31, 2013, compared to $60.9 million (12.5% of revenues) for the three months ended March 31, 2012. The increase is primarily related to a one-time $2.2 million charge associated with the retirement of an executive.

Interest Expense, Net of Amounts Capitalized
Interest expense increased $1.9 million, or 16.2%, to $13.8 million for the three months ended March 31, 2013, compared to $11.9 million for the same period in 2012. Interest expense for the three months ended March 31, 2013 increased due to the issuance of the additional $200 million aggregate principal amount of 2021 Notes during March 2012.
Other Income, Net
The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Interest income	$(11)	$(7)
Foreign exchange gain	(925)	(939)
Other income, net	(287)	(83)
Total	$(1,223)	$(1,029)
Income Tax Expense
We recorded income tax benefit of $0.6 million on pre-tax loss from continuing operations of $0.8 million in the first quarter of 2013, compared to income tax expense of $18.8 million on pre-tax income from continuing operations of $52.3 million in the first quarter of 2012. Our effective tax rate on continuing operations was 75.3% for the three months ended March 31, 2013, compared to 36.0% for the three months ended March 31, 2012. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various domestic and international taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
Our discontinued operations in 2012 related to the sale of our Argentina business, which was completed during the third quarter of 2012. Our net loss from discontinued operations for the three months ended March 31, 2013, was zero compared to a net loss from discontinued operations of $30.9 million for the three months ended March 31, 2012.
Noncontrolling Interest
For the three months ended March 31, 2013, we allocated $0.1 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to a loss of $0.6 million for the three months ended March 31, 2012.

Segment Operating Results — Three Months Ended March 31, 2013 and 2012
The following table shows operating results for each of our segments for the three months ended March 31, 2013 and 2012 (in thousands):

For the three months ended March 31, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$346,072	$82,377	$—	$428,449
Operating expenses	307,797	70,503	38,320	416,620
Operating income (loss)	38,275	11,874	(38,320)	11,829

For the three months ended March 31, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$424,973	$61,778	$—	$486,751
Operating expenses	333,515	51,410	38,679	423,604
Operating income (loss)	91,458	10,368	(38,679)	63,147

U.S.
Revenues for our U.S. segment decreased $78.9 million, or 18.6%, to $346.1 million for the three months ended March 31, 2013, compared to $425.0 million for the three months ended March 31, 2012. The decrease for this segment was due to less customer spending, adverse weather conditions and lower activity in natural gas markets as well as increased competition.
Operating expenses for our U.S. segment were $307.8 million during the three months ended March 31, 2013, which represented a decrease of $25.7 million, or 7.7%, compared to $333.5 million for the same period in 2012. The decrease was directly attributable to lower activity in oil markets during the period and better operating efficiencies in Key's coiled tubing and frac stack and flow back operations, partially offset by labor cost inefficiencies due to weather related work delays and the impact of higher employment taxes.
International
Revenues for our International segment increased $20.6 million, or 33.3%, to $82.4 million for the three months ended March 31, 2013, compared to $61.8 million for the three months ended March 31, 2012. The increase was primarily attributable to increased activity in Mexico.
Operating expenses for our International segment increased $19.1 million, or 37.1%, to $70.5 million for the three months ended March 31, 2013, compared to $51.4 million for the three months ended March 31, 2012. These expenses increased as a direct result of additional activity during the period.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $0.4 million, or 0.9%, to $38.3 million (8.9% of consolidated revenues) for the three months ended March 31, 2013 compared to $38.7 million (7.9% of consolidated revenues) for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of March 31, 2013, we had cash and cash equivalents of $39.9 million. Our adjusted working capital (working capital excluding the current portion of capital lease obligations) was $348.9 million as of March 31, 2013, compared to $285.1 million as of December 31, 2012. Our adjusted working capital increased from the prior year end primarily as a result of lower accrued liabilities due to estimated federal tax payments and interest payments on our debt during the first quarter 2013. Our total outstanding debt (including capital leases) was $878.1 million, and we have no significant debt maturities until 2016. As of March 31, 2013, we have $195.0 million in borrowings and $54.1 million in committed letters of credit outstanding under our 2011 Credit Facility (defined below), leaving $300.9 million of available borrowing capacity subject to compliance with the terms of our senior secured credit facility.
Cash Flows
The following table summarizes our cash flows for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$19,562	$74,320
Cash paid for capital expenditures	(37,144)	(169,438)
Proceeds received from sale of fixed assets	374	6,966
Restricted funds held in escrow	(14,615)	—
Repayments of capital lease obligations	(264)	(556)
Proceeds from long-term debt	—	205,000
Proceeds from borrowings on revolving credit facility	95,000	130,000
Repayments on revolving credit facility	(65,000)	(245,000)
Repurchases of common stock	(2,462)	(6,936)
Other financing activities, net	(1,448)	7,561
Effect of exchange rates on cash	(52)	(5,425)
Net decrease in cash and cash equivalents	$(6,049)	$(3,508)

Cash provided by operating activities was $19.6 million and $74.3 million for the three months ended March 31, 2013 and 2012, respectively.
Cash used in investing activities was $51.4 million and $162.5 million for the three months ended March 31, 2013 and 2012, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through March 31, 2013 primarily related to major maintenance of our existing fleet and equipment. Additionally, during the first quarter of 2013, as previously disclosed, Key funded into escrow the $14.6 million for the acquisition of the remaining 50% of the noncontrolling interest in Geostream, its joint venture in Russia, which closed on April 9, 2013.
Cash provided by financing activities was $25.8 million and $90.1 million during the three months ended March 31, 2013 and 2012, respectively. Overall financing cash inflows for 2013 related to net revolver borrowings on the revolving credit facility. Overall financing cash inflows for 2012 related to the proceeds from the issuance of the Additional 2021 Notes, partially offset by net payments on the revolving credit facility.

Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.
Debt Service
We do not have any significant maturities of debt until 2016. Interest on our revolving credit facility is due each quarter. Interest to be paid for the remainder of 2013 is approximately $0.3 million and $2.3 million related to our 2014 Notes and 2021 Notes (each defined below), respectively. We expect to fund interest payments from cash generated by operations. At March 31, 2013, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2013	$—
2014	3,573
2015	—
2016	195,000
2017 and thereafter	675,000
Total principal payments	$873,573
At March 31, 2013, we were in compliance with all the covenants under the 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.
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
The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility. We were in compliance with these covenants at March 31, 2013.
6.75% Senior Notes due 2021
We issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 on March 4, 2011 and issued an additional $200.0 million aggregate principal amount of the 2021 Notes in a private placement on March 8, 2012 (collectively, the “2021 Notes”) under an indenture dated March 4, 2011 (the “Base Indenture”), as supplemented by a first supplemental indenture dated March 4, 2011 and amended by a further supplemental indenture dated March 8, 2012 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.6 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.
On January 29, 2013, we commenced an offer to exchange the $200.0 million in aggregate principal amount of unregistered 2021 Notes on March 8, 2012 for an equal principal amount of such notes registered under the Securities Act of 1933. The exchange offer was completed on March 5, 2013. All of the 2021 Notes are treated as a single class under the Indenture and as of the closing of the exchange offer, bear the same CUSIP and ISIN numbers.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2013, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at March 31, 2013.

Senior Secured Credit Facility
We are party to a $550.0 million senior secured revolving bank credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agent (as amended, the “2011 Credit Facility”), which is an important source of liquidity for us. The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016.
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

In addition, the 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. We were in compliance with these covenants at March 31, 2013. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of March 31, 2013, we had borrowings of $195.0 million outstanding under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $300.9 million of available borrowing capacity subject to compliance with the debt to capitalization limitation under the terms of the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.68% and 2.71% for the three-month periods ended March 31, 2013 and March 31, 2012, respectively.

Capital Lease Agreements
We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of March 31, 2013, there was $0.1 million outstanding under such equipment leases.
Off-Balance Sheet Arrangements
At March 31, 2013 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements
As of March 31, 2013, we had cash and cash equivalents of $39.9 million, available borrowing capacity of $300.9 million subject to compliance with the terms of the 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
During the three months ended March 31, 2013, our capital expenditures totaled $37.1 million, primarily related to major maintenance of our existing fleet and equipment. Our capital expenditure plan for 2013 is $210.0 million for equipment maintenance needs, including ongoing upgrades to our rig services fleet. Our capital expenditure program for 2013 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2013 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2013 to increase market share or expand our presence into a new market. We currently anticipate funding our 2013 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2012 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk“ in our 2012 Form 10-K.
ITEM 4.     CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management performed, with the participation of our Chief Executive Officer and our Chief Financial Officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, management concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various suits and claims that have arisen in the ordinary course of business. We do not believe that the disposition of any of our ordinary course litigation will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 9. Commitments and Contingencies” in “Item 1. Financial Statements” of Part I of this report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes in our risk factors disclosed in our 2012 Form 10-K. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our 2012 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended March 31, 2013, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
January 1, 2013 to January 31, 2013	2,719	$8.44	—	$—
February 1, 2013 to February 28, 2013	10,674	7.98	—	—
March 1, 2013 to March 31, 2013	—	—	—	—
Total	13,393	$8.07	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	May 3, 2013	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

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

4.1
Fifth Supplemental Indenture, dated as of January 17, 2013, to Indenture dated as of November 29, 2007, by and among Key Energy Services, Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.  (Incorporated by reference to Exhibit 4.1.6 of our Annual Report on Form 10‑K for the year ended December 31, 2012, File No. 001-08038.)

4.2
Second Supplemental Indenture, dated as of January 17, 2013, to Indenture dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee.  (Incorporated by reference to Exhibit 4.2.4 of our Annual Report on Form 10‑K for the year ended December 31, 2012, File No. 001-08038.)

10.1
Form of Restricted Stock Award Agreement under 2012 Equity and Cash Incentive Plan.  (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 25, 2013, File No. 001-08038.)

10.2
Form of Performance Unit Award Agreement under 2012 Equity and Cash Incentive Plan.  (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 25, 2013, File No. 001-08038.)

10.3
Form of Restricted Stock Unit Award Agreement (Canadian) under 2012 Equity and Cash Incentive Plan.  (Incorporated by reference to Exhibit 10.4.5 of our Annual Report on Form 10‑K for the year ended December 31, 2012, File No. 001‑08038.)

10.4
Form of Restricted Stock Unit Award Agreement (Non-Canadian) under 2012 Equity and Cash Incentive Plan.  (Incorporated by reference to Exhibit 10.4.6 of our Annual Report on Form 10‑K for the year ended December 31, 2012, File No. 001‑08038.)

10.5	Key Energy Services, Inc. 2013 Performance Unit Plan. (Incorporated by reference to Exhibit 10.5 of our Annual Report on Form 10‑K for the year ended December 31, 2012, File No. 001‑08038.)

10.6
Employment Agreement, dated as of March 25, 2013, by and between John Marshall Dodson and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 28, 2013, File No. 001-08038.)

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