Form 10-Q
period 2013-06-30
KEY ENERGY SERVICES INC
filed 2013-08-02
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2013, the number of outstanding shares of common stock of the registrant was 152,441,917.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2013

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,735	$45,949
Accounts receivable, net of allowance for doubtful accounts of $3,903 and $2,860, respectively	433,136	404,390
Inventories	39,860	38,622
Other current assets	122,136	100,833
Total current assets	619,867	589,794
Property and equipment	2,575,041	2,528,578
Accumulated depreciation	(1,180,448)	(1,091,904)
Property and equipment, net	1,394,593	1,436,674
Goodwill	624,858	626,481
Other intangible assets, net	50,516	60,905
Deferred financing costs, net	15,301	16,628
Deposits	8,131	7,339
Equity method investments	947	966
Other assets	18,224	22,801
TOTAL ASSETS	$2,732,437	$2,761,588
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$90,272	$104,073
Other current liabilities	174,732	200,630
Current portion of capital leases	13	393
Total current liabilities	265,017	305,096
Long-term debt	867,832	848,110
Workers' compensation, vehicular and health insurance liabilities	32,889	33,676
Deferred tax liabilities	269,025	259,453
Other non-current liabilities	28,022	27,921
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 152,443,492 and 151,069,609 shares issued and outstanding	15,244	15,108
Additional paid-in capital	952,186	925,132
Accumulated other comprehensive loss	(15,197)	(6,148)
Retained earnings	315,334	319,736
Total equity attributable to Key	1,267,567	1,253,828
Noncontrolling interest	2,085	33,504
Total equity	1,269,652	1,287,332
TOTAL LIABILITIES AND EQUITY	$2,732,437	$2,761,588
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES	$411,390	$515,997	$839,839	$1,002,748
COSTS AND EXPENSES:
Direct operating expenses	287,102	343,996	586,284	655,493
Depreciation and amortization expense	58,208	52,452	112,401	103,641
General and administrative expenses	57,736	58,081	120,981	118,999
Operating income	8,344	61,468	20,173	124,615
Interest expense, net of amounts capitalized	13,984	13,730	27,788	25,612
Other (income) loss, net	430	(1,380)	(793)	(2,409)
Income (loss) from continuing operations before tax	(6,070)	49,118	(6,822)	101,412
Income tax benefit (expense)	2,298	(17,419)	2,864	(36,232)
Income (loss) from continuing operations	(3,772)	31,699	(3,958)	65,180
Loss from discontinued operations, net of tax benefit of $-, $1,501, $- and $17,855, respectively	—	(2,454)	—	(33,359)
Net income (loss)	(3,772)	29,245	(3,958)	31,821
Income (loss) attributable to noncontrolling interest	356	204	444	(410)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(4,128)	$29,041	$(4,402)	$32,231
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$(3,772)	$31,699	$(3,958)	$65,180
Income (loss) attributable to noncontrolling interest	356	204	444	(410)
Income (loss) from continuing operations attributable to Key	$(4,128)	$31,495	$(4,402)	$65,590
Earnings (loss) per share from continuing operations attributable to Key:
Basic and diluted	$(0.03)	$0.21	$(0.03)	$0.43
Loss per share from discontinued operations:
Basic and diluted	$—	$(0.02)	$—	$(0.22)
Earnings (loss) per share attributable to Key:
Basic and diluted	$(0.03)	$0.19	$(0.03)	$0.21
Weighted average shares outstanding:
Basic	152,384	151,087	152,175	151,110
Diluted	152,384	151,100	152,175	151,168
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(3,772)	$31,699	$(3,958)	$65,180
Other comprehensive loss, net of tax:
Foreign currency translation loss	(3,848)	(9,573)	(5,366)	(2,521)
Total other comprehensive loss, net of tax	(3,848)	(9,573)	(5,366)	(2,521)
COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	(7,620)	22,126	(9,324)	62,659
Comprehensive loss from discontinued operations	—	(2,454)	—	(33,359)
COMPREHENSIVE INCOME (LOSS)	(7,620)	19,672	(9,324)	29,300
Comprehensive (income) loss attributable to noncontrolling interest	(367)	3,952	223	1,538
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$(7,987)	$23,624	$(9,101)	$30,838
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,958)	$31,821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	112,401	103,784
Asset retirements and impairments	—	41,457
Bad debt expense	901	549
Accretion of asset retirement obligations	305	297
Loss from equity method investments	242	412
Amortization of deferred financing costs and premium	1,358	1,309
Deferred income tax expense (benefit)	(3,085)	3,187
Capitalized interest	(292)	(674)
Loss on disposal of assets, net	848	506
Share-based compensation	9,393	8,444
Excess tax expense (benefit) from share-based compensation	1,501	(4,047)
Changes in working capital:
Accounts receivable	(30,449)	(20,283)
Other current assets	4,611	(33,721)
Accounts payable, accrued interest and accrued expenses	(40,457)	28,316
Share-based compensation liability awards	493	1,443
Other assets and liabilities	(7,131)	29,052
Net cash provided by operating activities	46,681	191,852
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(72,577)	(309,328)
Proceeds from sale of fixed assets	3,881	9,225
Acquisition of the 50% noncontrolling interest in Geostream	(14,600)	—
Investment in Wilayat Key Energy, LLC	—	(676)
Net cash used in investing activities	(83,296)	(300,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	205,000
Repayments of capital lease obligations	(379)	(1,007)
Proceeds from borrowings on revolving credit facility	155,000	195,000
Repayments on revolving credit facility	(135,000)	(300,000)
Payment of deferred financing costs	(69)	(4,534)
Repurchases of common stock	(3,134)	(7,417)
Proceeds from exercise of stock options	—	812
Excess tax (expense) benefit from share-based compensation	(1,501)	4,047
Other financing activities	—	12,601
Net cash provided by financing activities	14,917	104,502
Effect of changes in exchange rates on cash	484	(2,738)
Net decrease in cash and cash equivalents	(21,214)	(7,163)
Cash and cash equivalents, beginning of period	45,949	35,443
Cash and cash equivalents, end of period	$24,735	$28,280

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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

NOTE 3. ACQUISITION OF NONCONTROLLING INTEREST IN GEOSTREAM

On October 31, 2008, we acquired a 26% interest in OOO Geostream Services Group (“Geostream”), a limited liability company incorporated in the Russian Federation that provides a wide range of drilling, workover and reservoir engineering services for $17.4 million. On September 1, 2009, we acquired an additional 24% interest for $16.4 million, which brought our total investment in Geostream to 50% and provided us a controlling interest with representation on Geostream's board of directors. We accounted for the second investment as a business combination achieved in stages. The results of Geostream have been included in our consolidated financial statements since the initial acquisition date, with the portion outside of our control forming a noncontrolling interest.

On April 9, 2013, we completed the acquisition of the 50% noncontrolling interest in Geostream for $14.6 million. Geostream is now our wholly owned subsidiary. This acquisition of the 50% noncontrolling interest in Geostream was accounted for as an equity transaction. Therefore, changes in our ownership interest of Geostream as a result of the acquisition in the second quarter of 2013 did not result in a gain or loss transaction.

The effects of changes in our ownership interest in Geostream were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Net Income (loss) attributable to Key	$(4,128)	$29,041	$(4,402)	$32,231
Transfers from the noncontrolling interest
Increase in Key's paid-in capital for purchase of the 50% noncontrolling interest in Geostream	22,432	—	22,432	—
Net transfers from noncontrolling interest	22,432	—	22,432	—
Change from net income (loss) attributable to Key and transfers from noncontrolling interest	$18,304	$29,041	$18,030	$32,231

NOTE 4. DISCONTINUED OPERATIONS
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
The following table presents the results of operations for the Argentina business sold in this transaction for the three and six months ended June 30, 2012.

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(in thousands)
REVENUES	$30,150	$55,789
COSTS AND EXPENSES:
Direct operating expenses	28,237	54,542
Depreciation and amortization expense	—	143
General and administrative expenses	4,366	8,476
Impairment and other charges	—	41,457
Operating loss	(2,453)	(48,829)
Interest expense, net of amounts capitalized	86	137
Other expense, net	1,416	2,248
Loss before tax	(3,955)	(51,214)
Income tax benefit	1,501	17,855
Loss from discontinued operations	$(2,454)	$(33,359)

NOTE 5. EQUITY AND NONCONTROLLING INTEREST

A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2013 is as follows :

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
BALANCE AT DECEMBER 31, 2012	151,070	$15,108	$925,132	$(6,148)	$319,736	$33,504	$1,287,332
Foreign currency translation	—	—	—	(4,699)	—	(667)	(5,366)
Common stock purchases	(410)	(42)	(3,092)	—		—	(3,134)
Share-based compensation	1,783	178	9,215	—	—	—	9,393
Tax benefits from share-based compensation	—	—	(1,501)	—	—	—	(1,501)
Acquisition of the 50% noncontrolling interest in Geostream (Note 3)	—	—	22,432	(4,350)	—	(31,196)	(13,114)
Net income (loss)	—	—	—	—	(4,402)	444	(3,958)
BALANCE AT JUNE 30, 2013	152,443	$15,244	$952,186	$(15,197)	$315,334	$2,085	$1,269,652

A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2012 is as follows :

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
BALANCE AT DECEMBER 31, 2011	150,733	$15,073	$915,400	$(58,231)	$312,114	$30,275	$1,214,631
Foreign currency translation	—	—	—	(1,393)	—	(1,128)	(2,521)
Common stock purchases	(468)	(47)	(7,370)	—	—	—	(7,417)
Exercise of stock options and warrants	89	9	803	—	—	—	812
Share-based compensation	855	86	8,358	—	—	—	8,444
Tax benefits from share-based compensation	—	—	4,047	—	—	—	4,047
Shares surrendered	(68)	(7)	(999)	—	—	—	(1,006)
Net income (loss)	—	—	—	—	32,231	(410)	31,821
BALANCE AT JUNE 30, 2012	151,141	$15,114	$920,239	$(59,624)	$344,345	$28,737	$1,248,811

NOTE 6. SEVERANCE, CONTRACT TERMINATION AND MOBILIZATION COSTS

In the second quarter of 2013, we implemented a significant restructuring of our Fluid Management Service business and our corporate cost structure to better align them with current market conditions. As a result of this restructuring implementation, we recognized approximately $6.3 million of severance expenses in the second quarter of 2013. The severance costs were based on obligations under our existing benefit plans. Furthermore, we recognized lease cancellation fees of $1.9 million primarily related to our Fluid Management Services business. Additionally, in our international business, due to customer spending reductions in Mexico, we began redeploying idle rigs from the North Region of Mexico to higher demand markets. This redeployment included seven rigs resulting in a total equipment mobilization cost of $2.3 million. These costs are reflected in our consolidated statements of operations and include $8.3 million of Direct operating expenses and $2.2 million of General and administrative expenses. On a segment basis, $2.6 million is associated with our U.S. operations, $7.2 million is associated with our international operations and the remaining $0.7 million is associated with our Functional Support segment. We expect the accrued severance of $0.3 million, the accrued lease cancellation fees of $1.6 million, and the accrued mobilization costs of $1.2 million as of June 30, 2013 to be paid in the second half of 2013. The restructuring activities were implemented in the second quarter of 2013 and are expected to be completed by the end of 2013.

Presented below are the schedules of the activities for the liabilities recorded in connection with our restructuring by segments and in consolidation:

	Severance	Lease Cancellation Fees	Mobilization Costs	Total
	(in thousands)
U.S.
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	746	1,630	218	2,594
Payment	(724)	—	—	(724)
Balance as of June 30, 2013	$22	$1,630	$218	$1,870

International
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	4,843	307	2,077	7,227
Payment	(4,533)	(307)	$(1,054)	(5,894)
Balance as of June 30, 2013	$310	$—	$1,023	$1,333

Functional Support
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	732	—	—	732
Payment	(732)	—	—	(732)
Balance as of June 30, 2013	$—	$—	$—	$—

Consolidated
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	6,321	1,937	2,295	10,553
Payment	(5,989)	(307)	(1,054)	(7,350)
Balance as of June 30, 2013	$332	$1,630	$1,241	$3,203

NOTE 7. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Other current assets:
Deferred tax assets	$27,444	$20,026
Prepaid current assets	25,673	27,736
Reinsurance receivable	9,660	10,217
VAT asset	36,506	32,762
Other	22,853	10,092
Total	$122,136	$100,833
The table below presents comparative detailed information about other current liabilities at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$36,054	$31,708
Accrued operating expenditures	42,890	42,137
Income, sales, use and other taxes	40,152	62,709
Self-insurance reserve	34,539	35,742
Accrued interest	16,010	15,301
Insurance premium financing	2,999	8,021
Share-based compensation and other liabilities	2,088	5,012
Total	$174,732	$200,630
The table below presents comparative detailed information about other non-current liabilities at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$11,866	$11,659
Environmental liabilities	6,530	4,539
Accrued rent	1,140	1,424
Accrued sales, use and other taxes	7,155	6,952
Other	1,331	3,347
Total	$28,022	$27,921

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2012	$597,456	$29,025	$626,481
Impact of foreign currency translation	—	(1,623)	(1,623)
June 30, 2013	$597,456	$27,402	$624,858

The components of our other intangible assets as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Noncompete agreements:
Gross carrying value	$7,134	$9,332
Accumulated amortization	(4,927)	(5,022)
Net carrying value	$2,207	$4,310
Patents, trademarks and tradename:
Gross carrying value	$14,044	$14,689
Accumulated amortization	(473)	(410)
Net carrying value	$13,571	$14,279
Customer relationships and contracts:
Gross carrying value	$100,256	$100,481
Accumulated amortization	(70,446)	(62,143)
Net carrying value	$29,810	$38,338
Developed technology:
Gross carrying value	$9,780	$7,583
Accumulated amortization	(4,852)	(3,605)
Net carrying value	$4,928	$3,978
Customer Backlog:
Gross carrying value	$776	$779
Accumulated amortization	(776)	(779)
Net carrying value	$—	$—

Of our intangible assets at June 30, 2013, $13.2 million is an indefinite-lived tradename and not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2013	2014	2015	2016	2017	2018
		(in thousands)
Noncompete agreements	1.3	$869	$1,338	$—	$—	$—	$—
Patents and trademarks	4.9	63	119	55	40	40	17
Customer relationships and contracts	6.6	8,477	7,952	5,090	3,439	2,368	1,120
Developed technology	17.5	282	553	505	428	288	221
Total expected intangible asset amortization expense		$9,691	$9,962	$5,650	$3,907	$2,696	$1,358
Certain of our goodwill and other intangible assets are denominated in currencies other than U.S. dollars and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $4.9 million and $5.8 million for the three months ended June 30, 2013 and 2012, respectively, and $9.7 million and $11.6 million for the six months ended June 30, 2013 and 2012, respectively.

NOTE 9. LONG-TERM DEBT
As of June 30, 2013 and December 31, 2012, the components of our long-term debt were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
8.375% Senior Notes due 2014	3,573	3,573
Senior Secured Credit Facility revolving loans due 2016	185,000	165,000
Net unamortized premium on debt	4,259	4,537
Capital lease obligations	13	393
Total debt	867,845	848,503
Less current portion	(13)	(393)
Long-term debt and capital leases	$867,832	$848,110
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

The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility (defined below). We were in compliance with these covenants at June 30, 2013.
6.75% Senior Notes due 2021
We issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “Initial 2021 Notes”) on March 4, 2011 and issued an additional $200.0 million aggregate principal amount of the 2021 Notes (the “Additional 2021 Notes” and together with the Initial 2021 Notes, the “2021 Notes”) in a private placement on March 8, 2012 under an indenture dated March 4, 2011 (the “Base Indenture”), as supplemented by a first supplemental indenture dated March 4, 2011 and amended by a further supplemental indenture dated March 8, 2012 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.6 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.
On March 5, 2013, we completed an offer to exchange the $200.0 million in aggregate principal amount of unregistered Additional 2021 Notes for an equal principal amount of such notes registered under the Securities Act of 1933. All of the 2021 Notes are treated as a single class under the Indenture and as of the closing of the exchange offers bear the same CUSIP and ISIN numbers.
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
At any time and from time to time before March 1, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the outstanding 2021 Notes at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from any one or more equity offerings provided that (i) at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding immediately after each such redemption and (ii) each such redemption occurs within 180 days of the date of the closing of such equity offering.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2013, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of June 30, 2013.

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

We were in compliance with these covenants as of June 30, 2013. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of June 30, 2013, we had borrowings of $185.0 million outstanding under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $310.9 million of available borrowing capacity subject to compliance with the debt to capitalization limitation under the terms of the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.67% and 2.70% for the three-month periods ended June 30, 2013 and June 30, 2012, respectively, and the weighted average interest rate on the outstanding borrowing under the 2011 Credit Facility was 2.68% and 2.70% for six months ended June 30, 2013 and June 30, 2012, respectively.
NOTE 10. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other (income) loss, net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$(84)	$(7)	$(95)	$(14)
Foreign exchange (gain) loss	1,398	(766)	473	(1,705)
Other income, net	(884)	(607)	(1,171)	(690)
Total	$430	$(1,380)	$(793)	$(2,409)
NOTE 11. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates on continuing operations for the three months ended June 30, 2013 and 2012 were 37.9% and 35.5%, respectively, and 42.0% and 35.7% for the six months ended June 30, 2013 and 2012, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profit and losses subject to varying statutory rates, the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of June 30, 2013 and December 31, 2012, we had $1.2 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of less than $0.1 million for each of the three-month periods ended June 30, 2013 and 2012 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2009.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.3 million for the payment of interest and penalties as of June 30, 2013 and December 31, 2012, respectively. We believe that it is reasonably possible that $0.7 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three or six months ended June 30, 2013 and 2012.

NOTE 12. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably approximated. We have $1.6 million of other liabilities related to litigation that is deemed probable and reasonably estimated as of June 30, 2013. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
During the second quarter of 2013, two lawsuits with similar allegations of violations of California's wage and hour laws were filed in California. The lawsuits allege failure to pay overtime, failure to pay minimum wages, improper payroll deductions, failure to pay final wages in a timely manner, and violations of the California meal and break period laws, among other claims. We intend to vigorously investigate and defend these actions; however, because these cases are in the very early stages, we cannot predict the outcome of these lawsuits at this time and, accordingly, cannot estimate any possible loss or range of loss.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2013 and December 31, 2012, we have recorded $67.4 million and $69.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $19.6 million and $20.6 million of insurance receivables as of June 30, 2013 and December 31, 2012, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of June 30, 2013 and December 31, 2012, we have recorded $6.5 million and $4.5 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

NOTE 13. EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share is determined by dividing net earnings attributable to Key by the weighted average number of common shares actually outstanding during the period. Diluted earnings (loss) per common share is based on the increased number of shares that would be outstanding assuming conversion of potentially dilutive outstanding securities using the treasury stock and “as if converted” methods.
The components of our earnings (loss) per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(4,128)	$31,495	$(4,402)	$65,590
Loss from discontinued operations, net of tax	—	(2,454)	—	(33,359)
Income (loss) attributable to Key	$(4,128)	$29,041	$(4,402)	$32,231
Denominator
Weighted average shares outstanding	152,384	151,087	152,175	151,110
Basic earnings (loss) per share from continuing operations attributable to Key	$(0.03)	$0.21	$(0.03)	$0.43
Basic loss per share from discontinued operations	—	(0.02)	—	(0.22)
Basic earnings (loss) per share attributable to Key	$(0.03)	$0.19	$(0.03)	$0.21
Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(4,128)	$31,495	$(4,402)	$65,590
Loss from discontinued operations, net of tax	—	(2,454)	—	(33,359)
Income (loss) attributable to Key	$(4,128)	$29,041	$(4,402)	$32,231
Denominator
Weighted average shares outstanding	152,384	151,087	152,175	151,110
Stock options	—	13	—	58
Total	152,384	151,100	152,175	151,168
Diluted earnings (loss) per share from continuing operations attributable to Key	$(0.03)	$0.21	$(0.03)	$0.43
Diluted loss per share from discontinued operations	—	(0.02)	—	(0.22)
Diluted earnings (loss) per share attributable to Key	$(0.03)	$0.19	$(0.03)	$0.21
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculations for the three and six months ended June 30, 2013 excluded the potential exercise of 1.7 million stock options and 0.3 million SARs, because of our net loss from continuing operations in the first and second quarters of 2013. The diluted earnings per share calculation for the three and six months ended June 30, 2012 excluded the potential exercise of 1.9 million and 1.5 million stock options, respectively, because their exercise prices exceeded the average price of our stock during those periods. For each of the three and six month periods ended June 30, 2012, 0.4 million of our SARs were anti-dilutive. No events occurred after June 30, 2013 that would materially affect the number of weighted average shares outstanding.

NOTE 14. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.2 million during each of the three months ended June 30, 2013 and 2012, and the related income tax benefit recognized was $0.9 million and $0.8 million for the same periods. We recognized employee share-based compensation expense of $8.1 million and $8.3 million during the six months ended June 30, 2013 and 2012, respectively, and the related income tax benefit recognized was $3.1 million and $3.0 million, respectively, for the same period. We did not capitalize any share-based compensation during the three and six months ended June 30, 2013 and 2012.
The unrecognized compensation cost related to our unvested restricted stock as of June 30, 2013 is estimated to be $14.3 million and is expected to be recognized over a weighted- average period of 1.4 years. We do not have unrecognized cost related to our unvested stock options as of June 30, 2013. No phantom stock was outstanding as of June 30, 2013.
During May 2013, we issued 288,780 shares of common stock to our outside directors under the Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan that was approved by our stockholders on May 18, 2013. These shares vested immediately and we recognized $1.8 million of expense related to these awards.
On January 21, 2013, the Compensation Committee of the Board of Directors adopted the Performance Unit Award Agreement (the “2012 PU Award Agreement”) under the Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan (the“2012 Plan”) and the 2013 Performance Unit Plan (the “2013 PU Plan”). We believe that the 2013 PU Plan and 2012 PU Award Agreement will enable us to obtain and retain employees who will contribute to our long term success by aligning the interests of our executives with the interests of our stockholders by providing compensation that is linked directly to increases in share value.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of June 30, 2013, the fair value of outstanding performance units was $2.4 million, and is being accreted to compensation expense over the vesting terms of the awards. As of June 30, 2013, the unrecognized compensation cost related to our unvested performance units is estimated to be $1.6 million and is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 15. TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of June 30, 2013 and December 31, 2012, we did not have any employee loans or advances outstanding.

Board of Director Relationships
A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $7.6 million and $12.4 million for the three-month periods ended June 30, 2013 and 2012, respectively, and $14.2 million and $23.8 million for the six months ended June 30, 2013 and 2012, respectively. Receivables outstanding from Anadarko were approximately $4.2 million and $3.5 million as of June 30, 2013 and December 31, 2012, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services to us related to our general and administrative cost restructuring initiative. There were no payments made to Proudfoot during the three or six months ended June 30, 2013. Payments to Proudfoot were zero and $1.9 million for the three and six months ended June 30, 2012, respectively.
NOTE 16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2013 and December 31, 2012.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable - Argentina operations sale	12,955	12,955	12,955	12,955
Financial liabilities:
6.75% Senior Notes	$675,000	$663,188	$675,000	$680,510
8.375% Senior Notes	3,573	3,637	3,573	3,656
Credit Facility revolving loans	185,000	185,000	165,000	165,000
Notes receivable — Argentina operations sale. The fair value of these notes receivable is based upon the quoted market Treasury rates as of the twelve, eighteen and twenty-four month maturity dates indicated. The carrying values of these items approximate their fair values due to the maturity dates rapidly approaching, thus giving way to discount rates that are similar.
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2013 was $675.0 million, and the fair value was $663.2 million (98.3% of carrying value).
8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2013 was $3.6 million, and the fair value was $3.6 million (101.8% of carrying value).
Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2012 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of June 30, 2013 were $185.0 million.

NOTE 17. SEGMENT INFORMATION
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

International Segment
Our International segment includes operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada. Also, we operated in Argentina prior to the sale of that business in the third quarter of 2012. We are reporting the results of our former Argentina business as discontinued operations for all periods presented. We provide rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of our international markets.
In addition, in Mexico we provide drilling, coiled tubing, wireline, project management and consulting services. Our work in Mexico also requires us to provide third party services that vary in scope by project.
In the Middle East, we operate in the Kingdom of Bahrain and Oman. Our business in Bahrain is currently conducted through a joint venture in which we have a controlling interest.
Our Russian operations provide drilling, workover, and reservoir engineering services. On April 9, 2013, we completed the acquisition of the 50% noncontrolling interest in Geostream, a limited liability company incorporated in the Russian Federation, for $14.6 million. Key now owns 100% of Geostream . See “Note 3. Acquisition of Noncontrolling Interest in Geostream” for further discussion.
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

The following tables set forth our unaudited segment information as of and for the three and six months ended June 30, 2013 and 2012. (in thousands):

As of and for the three months ended June 30, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$361,698	$49,692	$—	$—	$411,390
Intersegment revenues	(139)	2,676	23	(2,560)	—
Depreciation and amortization	47,484	7,463	3,261	—	58,208
Other operating expenses	259,121	53,235	32,482	—	344,838
Operating income (loss)	55,093	(11,006)	(35,743)	—	8,344
Interest expense, net of amounts capitalized	—	15	13,969	—	13,984
Income (loss) from continuing operations before tax	55,210	(11,762)	(49,518)	—	(6,070)
Long-lived assets(1)	1,671,666	333,096	292,818	(185,010)	2,112,570
Total assets	2,654,754	556,325	23,035	(501,677)	2,732,437
Capital expenditures, excluding acquisitions	26,659	2,196	6,578	—	35,433

As of and for the three months ended June 30, 2012
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$431,646	$84,351	$—	$—	$515,997
Intersegment revenues	—	1,195	—	(1,195)	—
Depreciation and amortization	44,838	4,526	3,088	—	52,452
Other operating expenses	304,311	63,709	34,057	—	402,077
Operating income (loss)	82,497	16,116	(37,145)	—	61,468
Interest expense, net of amounts capitalized	4	1	13,725	—	13,730
Income (loss) from continuing operations before tax	82,530	17,073	(50,485)	—	49,118
Long-lived assets(1)	1,907,653	308,497	301,454	(344,309)	2,173,295
Total assets	2,591,329	502,735	408,233	(711,977)	2,790,320
Capital expenditures, excluding acquisitions	85,406	39,321	15,163	—	139,890

As of and for the six months ended June 30, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$707,770	$132,069	$—	$—	$839,839
Intersegment revenues	8,462	4,195	147	(12,804)	—
Depreciation and amortization	92,274	13,963	6,164	—	112,401
Other operating expenses	522,128	117,238	67,899	—	707,265
Operating income (loss)	93,368	868	(74,063)	—	20,173
Interest expense, net of amounts capitalized	1	64	27,723	—	27,788
Income (loss) from continuing operations before tax	93,419	1,294	(101,535)	—	(6,822)
Long-lived assets(1)	1,671,666	333,096	292,818	(185,010)	2,112,570
Total assets	2,654,754	556,325	23,035	(501,677)	2,732,437
Capital expenditures, excluding acquisitions	49,969	13,163	9,445	—	72,577

As of and for the six months ended June 30, 2012
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$856,619	$146,129	$—	$—	$1,002,748
Intersegment revenues	—	2,152	15	(2,167)	—
Depreciation and amortization	89,189	8,473	5,979	—	103,641
Other operating expenses	593,475	111,172	69,845	—	774,492
Operating income (loss)	173,955	26,484	(75,824)	—	124,615
Interest expense, net of amounts capitalized	12	14	25,586	—	25,612
Income (loss) from continuing operations before tax	174,082	28,300	(100,970)	—	101,412
Long-lived assets(1)	1,907,653	308,497	301,454	(344,309)	2,173,295
Total assets	2,591,329	502,735	408,233	(711,977)	2,790,320
Capital expenditures, excluding acquisitions	164,816	124,777	19,735	—	309,328

(1)	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.

NOTE 18. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING BALANCE SHEETS
	June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Assets:
Current assets	$51,099	$510,280	$58,488	$—	$619,867
Property and equipment, net	—	1,288,438	106,155	—	1,394,593
Goodwill	—	597,458	27,400	—	624,858
Deferred financing costs, net	15,301	—	—	—	15,301
Intercompany notes and accounts receivable and investment in subsidiaries	3,463,047	1,203,469	(4,502)	(4,662,014)	—
Other assets	4,082	31,664	42,072	—	77,818
TOTAL ASSETS	$3,533,529	$3,631,309	$229,613	$(4,662,014)	$2,732,437
Liabilities and equity:
Current liabilities	$23,013	$215,451	$26,553	$—	$265,017
Long-term debt and capital leases, less current portion	867,832	—	—	—	867,832
Intercompany notes and accounts payable	1,108,780	2,640,108	52,601	(3,801,489)	—
Deferred tax liabilities	262,722	6,781	(478)	—	269,025
Other long-term liabilities	1,548	59,216	147	—	60,911
Equity	1,269,634	709,753	150,790	(860,525)	1,269,652
TOTAL LIABILITIES AND EQUITY	$3,533,529	$3,631,309	$229,613	$(4,662,014)	$2,732,437

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	Parent Company		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$66,435		$469,049	$54,310	$—	$589,794
Property and equipment, net	—		1,329,379	107,295	—	1,436,674
Goodwill	—		597,458	29,023	—	626,481
Deferred financing costs, net	16,628		—	—	—	16,628
Intercompany notes and accounts receivable and investment in subsidiaries	3,298,679		1,108,231	(20,371)	(4,386,539)	—
Other assets	8,068		39,696	44,247	—	92,011
TOTAL ASSETS	$3,389,810	—	$3,543,813	$214,504	$(4,386,539)	$2,761,588
Liabilities and equity:
Current liabilities	$46,632		$226,773	$31,691	$—	$305,096
Long-term debt and capital leases, less current portion	848,110		—	—	—	848,110
Intercompany notes and accounts payable	947,700		2,590,398	14,138	(3,552,236)	—
Deferred tax liabilities	258,528		6,781	(746)	(5,110)	259,453
Other long-term liabilities	1,528		60,068	1	—	61,597
Equity	1,287,312		659,793	169,420	(829,193)	1,287,332
TOTAL LIABILITIES AND EQUITY	$3,389,810		$3,543,813	$214,504	$(4,386,539)	$2,761,588

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$23	$389,847	$44,807	$(23,287)	$411,390
Direct operating expense	—	273,188	32,637	(18,723)	287,102
Depreciation and amortization expense	—	55,533	2,675	—	58,208
General and administrative expense	262	52,543	9,449	(4,518)	57,736
Operating (loss) income	(239)	8,583	46	(46)	8,344
Interest expense, net of amounts capitalized	14,124	(155)	15	—	13,984
Other expense (income), net	(911)	(77)	701	717	430
Income (loss) from continuing operations before taxes	(13,452)	8,815	(670)	(763)	(6,070)
Income tax benefit (expense)	(3,631)	6,154	(225)	—	2,298
Income (loss) from continuing operations	(17,083)	14,969	(895)	(763)	(3,772)
Discontinued operations	—	—	—	—	—
Net income (loss)	(17,083)	14,969	(895)	(763)	(3,772)
Income attributable to noncontrolling interest	—	—	356	—	356
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(17,083)	$14,969	$(1,251)	$(763)	$(4,128)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$493,046	$41,609	$(18,658)	$515,997
Direct operating expense	—	331,139	28,908	(16,051)	343,996
Depreciation and amortization expense	—	50,354	2,098	—	52,452
General and administrative expense	303	53,286	7,080	(2,588)	58,081
Operating (loss) income	(303)	58,267	3,523	(19)	61,468
Interest expense, net of amounts capitalized	14,112	(385)	3	—	13,730
Other expense (income), net	(895)	75	(651)	91	(1,380)
Income (loss) from continuing operations before taxes	(13,520)	58,577	4,171	(110)	49,118
Income tax expense	(14,984)	(1,376)	(1,059)	—	(17,419)
Income (loss) from continuing operations	(28,504)	57,201	3,112	(110)	31,699
Discontinued operations	—	—	(2,454)	—	(2,454)
Net income (loss)	(28,504)	57,201	658	(110)	29,245
Income attributable to noncontrolling interest	—	—	204	—	204
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(28,504)	$57,201	$454	$(110)	$29,041

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$147	$795,231	$88,297	$(43,836)	$839,839
Direct operating expense	—	559,230	63,120	(36,066)	586,284
Depreciation and amortization expense	—	107,590	4,811	—	112,401
General and administrative expense	516	110,364	18,301	(8,200)	120,981
Operating (loss) income	(369)	18,047	2,065	430	20,173
Interest expense, net of amounts capitalized	28,015	(291)	64	—	27,788
Other expense (income), net	(1,809)	(1,246)	738	1,524	(793)
Income (loss) from continuing operations before taxes	(26,575)	19,584	1,263	(1,094)	(6,822)
Income tax benefit (expense)	(2,383)	5,271	(24)	—	2,864
Income (loss) from continuing operations	(28,958)	24,855	1,239	(1,094)	(3,958)
Discontinued operations	—	—	—	—	—
Net income (loss)	(28,958)	24,855	1,239	(1,094)	(3,958)
Income attributable to noncontrolling interest	—	—	444	—	444
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(28,958)	$24,855	$795	$(1,094)	$(4,402)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$958,316	$74,595	$(30,178)	$1,002,748
Direct operating expense	—	626,776	53,691	(24,974)	655,493
Depreciation and amortization expense	—	100,021	3,620	—	103,641
General and administrative expense	573	111,006	12,603	(5,183)	118,999
Operating (loss) income	(558)	120,513	4,681	(21)	124,615
Interest expense, net of amounts capitalized	26,259	(658)	11	—	25,612
Other expense (income), net	(1,506)	657	(1,728)	168	(2,409)
Income (loss) from continuing operations before taxes	(25,311)	120,514	6,398	(189)	101,412
Income tax expense	(32,946)	(1,581)	(1,705)	—	(36,232)
Income (loss) from continuing operations	(58,257)	118,933	4,693	(189)	65,180
Discontinued operations	—	—	(33,359)	—	(33,359)
Net income (loss)	(58,257)	118,933	(28,666)	(189)	31,821
Loss attributable to noncontrolling interest	—	—	(410)	—	(410)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(58,257)	$118,933	$(28,256)	$(189)	$32,231

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$45,284	$1,397	$—	$46,681
Cash flows from investing activities:
Capital expenditures	—	(69,413)	(3,164)	—	(72,577)
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)	—	—	(14,600)
Intercompany notes and accounts	—	36,539	—	(36,539)	—
Other investing activities, net		3,881	—	—	3,881
Net cash used in investing activities	—	(43,593)	(3,164)	(36,539)	(83,296)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(379)	—	—	(379)
Proceeds from borrowings on revolving credit facility	155,000	—	—	—	155,000
Repayments on revolving credit facility	(135,000)	—	—	—	(135,000)
Payment of deferred financing costs	(69)	—	—	—	(69)
Repurchases of common stock	(3,134)	—	—	—	(3,134)
Intercompany notes and accounts	(36,539)	—	—	36,539	—
Other financing activities, net	(1,501)	—	—	—	(1,501)
Net cash provided by (used in) financing activities	(21,243)	(379)	—	36,539	14,917
Effect of changes in exchange rates on cash	—	—	484	—	484
Net increase (decrease) in cash and cash equivalents	(21,243)	1,312	(1,283)	—	(21,214)
Cash and cash equivalents at beginning of period	39,617	1,601	4,731	—	45,949
Cash and cash equivalents at end of period	$18,374	$2,913	$3,448	$—	$24,735

	Six Months Ended June 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$(24,658)	$210,219	$6,291	$—	$191,852
Cash flows from investing activities:
Capital expenditures	—	(302,754)	(6,574)	—	(309,328)
Intercompany notes and accounts	676	67,769	—	(68,445)	—
Other investing activities, net	(676)	9,225	—	—	8,549
Net cash used in investing activities	—	(225,760)	(6,574)	(68,445)	(300,779)
Cash flows from financing activities:
Proceeds from long-term debt	205,000		—	—	205,000
Repayment of capital lease obligations	—	(1,007)	—	—	(1,007)
Proceeds from borrowings on revolving credit facility	195,000	—	—	—	195,000
Repayments on revolving credit facility	(300,000)	—	—	—	(300,000)
Payment of deferred financing costs	(4,534)	—	—	—	(4,534)
Repurchases of common stock	(7,417)	—	—	—	(7,417)
Intercompany notes and accounts	(67,769)	(676)	—	68,445	—
Other financing activities, net	4,859	10,914	1,687	—	17,460
Net cash provided by financing activities	25,139	9,231	1,687	68,445	104,502
Effect of changes in exchange rates on cash	—	—	(2,738)	—	(2,738)
Net increase (decrease) in cash and cash equivalents	481	(6,310)	(1,334)	—	(7,163)
Cash and cash equivalents at beginning of period	21,673	7,985	5,785	—	35,443
Cash and cash equivalents at end of period	$22,154	$1,675	$4,451	$—	$28,280

NOTE 19. VARIABLE INTEREST ENTITIES
On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services LLC, a joint venture under the laws of Abu Dhabi, UAE. The purpose of the joint venture is to engage in conventional workover and drilling services, coiled tubing services, fishing and rental services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. AlMansoori holds a 51% interest in the joint venture while we hold a 49% interest. However, we hold three of the five board of directors seats and a controlling financial interest. Future capital contributions to the joint venture will be made on equal terms and in equal amounts, and any future share capital increases will be issued in proportion to the initial share capital percentages but paid for by AlMansoori and Key in equal amounts. Also, we share the profits and losses of the joint venture on equal terms and in equal amounts with AlMansoori. The joint venture does not have sufficient resources to carry on its activities without our financial support; accordingly, we have determined it to be a variable interest entity of which we are the primary beneficiary. We consolidate the entity in our financial statements. We have guaranteed the performance of the joint venture under its sole services contract valued at $2.0 million. Creditors of the joint venture have no recourse to us other than pursuant to this guarantee.

For the three and six months ended June 30, 2013, we recognized $4.6 million and $8.6 million of revenue, respectively, and $0.8 million and $1.7 million of net income, respectively, associated with this joint venture. For the three and six months ended June 30, 2012, we recognized $4.0 million and $7.3 million of revenue, respectively, and $0.8 million and $1.0 million of net income, respectively, associated with this joint venture. At June 30, 2013, there were approximately $16.6 million of assets and $13.4 million of liabilities in the joint venture. At December 31, 2012, there were approximately $16.2 million of assets and $14.7 million of liabilities in the joint venture. There are no restrictions on the use of assets and liabilities associated with the joint venture.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2013 and 2012, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2012 Form 10-K.
We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International business segments. See “Note 17. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.

RECENT DEVELOPMENT

On April 9, 2013, we completed the acquisition of the 50% noncontrolling interest in Geostream, a limited liability company incorporated in the Russian Federation, for $14.6 million. Key now owns 100% of Geostream. See “Note 3. Acquisition of Noncontrolling Interest in Geostream” in Item 1. Financial Statements” of Part I of this report for further discussion.

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

	WTI Cushing Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes U.S. Land Drilling Rigs (2)
2013:
First Quarter	$94.33	$3.49	1,706
Second Quarter	$94.05	$4.02	1,710

2012:
First Quarter	$102.98	$2.50	1,947
Second Quarter	$93.06	$2.35	1,924
Third Quarter	$92.17	$2.89	1,855
Fourth Quarter	$88.01	$3.40	1,759

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2012 through the second quarter of 2013:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days (3)
2013:	U.S.	International Continuing Operations (1)	Total Continuing Operations (2)
First Quarter	337,714	114,103	451,817	580,862	62
Second Quarter	365,956	65,280	431,236	559,584	64
Total 2013:	703,670	179,383	883,053	1,140,446	126

2012:
First Quarter	435,280	84,469	519,749	722,718	64
Second Quarter	428,864	104,656	533,520	685,587	63
Third Quarter	412,998	103,448	516,446	607,480	63
Fourth Quarter	357,628	113,246	470,874	594,770	62
Total 2012:	1,634,770	405,819	2,040,589	2,610,555	252

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

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended June 30, 2013
Our core businesses depend on our customers' willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
In our U.S. segment, overall increased activity levels for our services in the second quarter were essentially consistent with typical seasonal patterns due to longer days and better weather conditions in the spring and summer months. The activity increase drove a 4.5% increase in U.S. Segment revenues. Second quarter U.S. Segment operating income increased considerably more than revenues, due primarily to improvements in operating and cost efficiencies in Rig Services, Coiled Tubing Services and Fluids Management Services.
Early in the second quarter, we initiated a significant restructuring of our Fluid Management Services business, which included reducing under-utilized assets and personnel as well as consolidating the management of this business under the Rig Services management team. These actions enabled the business to generate a modest operating profit in the second quarter compared to an operating loss in the first quarter. Ongoing efforts remain underway to further improve the profitability of this business line.
Our Rig Services business benefited from higher asset utilization and improved operating efficiencies. Our Coiled Tubing Service business benefited from increased customer demand, higher utilization of coiled tubing assets on a more consistent basis, particularly with our larger units, and improved operating efficiencies during the second quarter.
Internationally, our activity and revenues declined in the second quarter of 2013 compared to the first quarter as our principal customer in Mexico significantly reduced its activity in the North Region of the country, which also negatively impacted our profitability. We have been actively mobilizing our idle rigs to the South Region of Mexico and other countries in which we believe the assets can be more fully utilized.
Additionally, during the quarter we initiated rig services operations in Ecuador, which we expect to further grow activity.
Market Outlook
We believe that macroeconomic fundamentals remain supportive of domestic and international oil and natural gas related drilling, workover and production maintenance activity. Thus far in 2013, Key's U.S. activity has essentially followed seasonal trends, which typically generate 3% to 5% activity improvement in the second quarter compared to first quarter levels. We currently expect third quarter U.S. market activity levels to be roughly flat compared to the second quarter followed by a typical seasonal activity decline in the fourth quarter.
In Mexico, we expect our activity in the North Region to remain approximately flat until late 2013 or possibly early 2014. Meanwhile, we believe our activity in the South Region of Mexico, Colombia and Ecuador will grow moderately through year end 2013 as customer demand increases and as idle rigs from the North Region of Mexico mobilize to these markets.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and six months ended June 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
REVENUES	$411,390	$515,997	$839,839	$1,002,748
COSTS AND EXPENSES:
Direct operating expenses	287,102	343,996	586,284	655,493
Depreciation and amortization expense	58,208	52,452	112,401	103,641
General and administrative expenses	57,736	58,081	120,981	118,999
Operating income	8,344	61,468	20,173	124,615
Interest expense, net of amounts capitalized	13,984	13,730	27,788	25,612
Other income (loss), net	430	(1,380)	(793)	(2,409)
Income (loss) from continuing operations before tax	(6,070)	49,118	(6,822)	101,412
Income tax benefit (expense)	2,298	(17,419)	2,864	(36,232)
Income (loss) from continuing operations	(3,772)	31,699	(3,958)	65,180
Loss from discontinued operations, net of tax benefit of $-, $1,501, $- and $17,855, respectively	—	(2,454)	—	(33,359)
Net income (loss)	(3,772)	29,245	(3,958)	31,821
Income (loss) attributable to noncontrolling interest	356	204	444	(410)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(4,128)	$29,041	$(4,402)	$32,231
Consolidated Results of Operations — Three Months Ended June 30, 2013 and 2012
Revenues
Our revenues for the three months ended June 30, 2013 decreased $104.6 million, or 20.3%, to $411.4 million from $516.0 million for the three months ended June 30, 2012, mostly due to lower demand for our rig-based services in oil markets and overall weaker economic conditions affecting both our domestic and international operations. See “Segment Operating Results — Three Months Ended June 30, 2013 and 2012” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $56.9 million, to $287.1 million (69.8% of revenues), for the three months ended June 30, 2013, compared to $344.0 million (66.7% of revenues) for the three months ended June 30, 2012. The decrease was a direct result of activity decreases in our business and better operating efficiencies in our Rig and Coiled Tubing Services businesses, partly offset by the impact of higher employment taxes and charges of $4.1 million primarily associated with severance and $2.3 million of costs primarily associated with rig mobilizations from the North Region of Mexico to the South Region of Mexico and to other countries, including the U.S. and $1.9 million of lease cancellation fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $5.8 million, or 11.0%, to $58.2 million during the second quarter of 2013, compared to $52.5 million for the second quarter of 2012. The increase is primarily attributable to increased capital expenditures during 2012.
General and Administrative Expenses
General and administrative expenses decreased $0.3 million, to $57.7 million (14.0% of revenues), for the three months ended June 30, 2013, compared to $58.1 million (11.3% of revenues) for the three months ended June 30, 2012. The decrease is primarily due to lower third party consulting fees, partly offset by a charge of $2.2 million primarily associated with severance.

Interest Expense, Net of Amounts Capitalized
Interest expense increased $0.3 million, or 1.8%, to $14.0 million for the three months ended June 30, 2013, compared to $13.7 million for the same period in 2012. The increase is primarily related to higher capitalized cost for the three months June 30, 2012.
Other (Income) loss, Net
During the quarter ended June 30, 2013, we recognized other loss, net, of $0.4 million, compared to other income, net, of $1.4 million for the same period ended year ended June 30, 2012. Our foreign exchange (gain) loss relates to activity in U.S. dollar-denominated transactions in our foreign locations and fluctuations in the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Interest income	$(84)	$(7)
Foreign exchange (gain) loss	1,398	(766)
Other income, net	(884)	(607)
Total	$430	$(1,380)
Income Tax Expense
We recorded income tax benefit of $2.3 million on pre-tax loss from continuing operations of $6.1 million in the second quarter of 2013, compared to income tax expense of $17.4 million on pre-tax income from continuing operations of $49.1 million in the second quarter of 2012. Our effective tax rate on continuing operations was 37.9% for the three months ended June 30, 2013, compared to 35.5% for the three months ended June 30, 2012. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various domestic and international taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
Our discontinued operations in 2012 related to the sale of our Argentina business, which was completed during the third quarter of 2012. Our net loss from discontinued operations for the three months ended June 30, 2013 was zero compared to a net loss from discontinued operations of $2.5 million for the three months ended June 30, 2012.
Noncontrolling Interest
For the three months ended June 30, 2013, we allocated $0.4 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to income of $0.2 million for the three months ended June 30, 2012. The increase is due mainly to higher profitability in our Middle East joint venture.

Segment Operating Results — Three Months Ended June 30, 2013 and 2012
The following table shows operating results for each of our segments for the three months ended June 30, 2013 and 2012 (in thousands):

For the three months ended June 30, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$361,698	$49,692	$—	$411,390
Operating expenses	306,605	60,698	35,743	403,046
Operating income (loss)	$55,093	$(11,006)	$(35,743)	$8,344

For the three months ended June 30, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$431,646	$84,351	$—	$515,997
Operating expenses	349,149	68,235	37,145	454,529
Operating income (loss)	$82,497	$16,116	$(37,145)	$61,468

U.S.
Revenues for our U.S. segment decreased $69.9 million, or 16.2%, to $361.7 million for the three months ended June 30, 2013, compared to $431.6 million for the three months ended June 30, 2012. The decrease for this segment was due to less customer spending and lower activity in natural gas markets as well as increased competition.
Operating expenses for our U.S. segment were $306.6 million during the three months ended June 30, 2013, which represented a decrease of $42.5 million, or 12.2%, compared to $349.1 million for the same period in 2012. The decrease was directly attributable to lower activity in oil markets during the period and better operating efficiencies in Key's Rig Service and Coiled Tubing Services, partly offset by the impact of higher employment taxes and a charge of $1.6 million related to lease cancellation fees.
International
Revenues for our International segment decreased $34.7 million, or 41.1%, to $49.7 million for the three months ended June 30, 2013, compared to $84.4 million for the three months ended June 30, 2012. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our International segment decreased $7.5 million, or 11.0%, to $60.7 million for the three months ended June 30, 2013, compared to $68.2 million for the three months ended June 30, 2012. These expenses decreased as a direct result of lower customer activity in Mexico and were partly offset by charges of $4.8 million primarily associated with severance and $2.1 million of costs associated with rig mobilizations from the North Region of Mexico to the South Region of Mexico and to other countries, including the U.S..
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $1.4 million, or 3.8%, to $35.7 million (8.7% of consolidated revenues) for the three months ended June 30, 2013 compared to $37.1 million (7.2% of consolidated revenues) for the same period in 2012. The decreased is primarily due to lower third party consulting fees, partly offset by $0.7 million of corporate reorganization costs.

Consolidated Results of Operations — Six Months Ended June 30, 2013 and 2012
Revenues
Our revenues for the six months ended June 30, 2013 decreased $162.9 million, or 16.2%, to $839.8 million from $1,002.7 million for the six months ended June 30, 2012, mostly due to lower demand for our rig-based services in oil markets and overall weaker economic conditions affecting both our domestic and international operations. See “Segment Operating Results — Six Months Ended June 30, 2013 and 2012” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $69.2 million, to $586.3 million (69.8% of revenues), for the six months ended June 30, 2013, compared to $655.5 million (65.4% of revenues) for the six months ended June 30, 2012. The decrease was a direct result of activity decreases in our business and better operating efficiencies in our Rig Service and Coiled Tubing Services, partially offset by the impact of higher employment taxes and charges of $4.1 million primarily associated with severance and $2.3 million of costs primarily associated with rig mobilizations from the North Region of Mexico to the South Region of Mexico and to other countries, including the U.S. and $1.9 million of lease cancellation fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $8.8 million, or 8.5%, to $112.4 million during the six months ended June 30, 2013, compared to $103.6 million for the six months ended June 30, 2012. The increase is primarily attributable to increased capital expenditures during 2012.
General and Administrative Expenses
General and administrative expenses increased $2.0 million, to $121.0 million (14.4% of revenues), for the six months ended June 30, 2013, compared to $119.0 million (11.9% of revenues) for the six months ended June 30, 2012. The increase is primarily related to a $2.2 million charge associated with the retirement of an executive recorded during first quarter 2013 and $2.2 million of expenses primarily associated with severance recorded during second quarter 2013, partly offset by lower third party consulting fees.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $2.2 million, or 8.5%, to $27.8 million for the six months ended June 30, 2013, compared to $25.6 million for the same period in 2012. Interest expense for the six months ended June 30, 2013 increased due to the issuance of the additional $200 million aggregate principal amount of 2021 Notes during March 2012.

Other Income, Net
During the six months ended June 30, 2013, we recognized other income, net, of $0.8 million, compared to other income, net, of $2.4 million for the same period ended June 30, 2012. Our foreign exchange (gain) loss relates to activity in U.S. dollar-denominated transactions in our foreign locations and fluctuations in the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Interest income	$(95)	$(14)
Foreign exchange (gain) loss	473	(1,705)
Other income, net	(1,171)	(690)
Total	$(793)	$(2,409)
Income Tax Expense
We recorded income tax benefit of $2.9 million on a pre-tax loss from continuing operations of $6.8 million for the six months ended June 30, 2013, compared to income tax expense of $36.2 million on pre-tax income from continuing operations of $101.4 million for the same period in 2012. Our effective tax rate on continuing operations was 42.0% for the six months ended June 30, 2013, compared to 35.7% for the six months ended June 30, 2012. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between various domestic and international taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
Our discontinued operations in 2012 related to the sale of our Argentina business, which was completed during the third quarter of 2012. Our net loss from discontinued operations for the six months ended June 30, 2013, was zero compared to a net loss from discontinued operations of $33.4 million for the six months ended June 30, 2012.
Noncontrolling Interest
For the six months ended June 30, 2013, we allocated $0.4 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to a loss of $0.4 million for the six months ended June 30, 2012. The increase is due mainly to higher profitability in our Middle East joint venture.

Segment Operating Results — Six Months Ended June 30, 2013 and 2012
The following table shows operating results for each of our segments for the six months ended June 30, 2013 and 2012 (in thousands):

For the six months ended June 30, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$707,770	$132,069	$—	$839,839
Operating expenses	614,402	131,201	74,063	819,666
Operating income (loss)	93,368	868	(74,063)	20,173

For the six months ended June 30, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$856,619	$146,129	$—	$1,002,748
Operating expenses	682,664	119,645	75,824	878,133
Operating income (loss)	173,955	26,484	(75,824)	124,615

U.S.
Revenues for our U.S. segment decreased $148.8 million, or 17.4%, to $707.8 million for the six months ended June 30, 2013, compared to $856.6 million for the six months ended June 30, 2012. The decrease for this segment was due to less customer spending, adverse weather conditions and lower activity in natural gas markets as well as increased competition.
Operating expenses for our U.S. segment were $614.4 million for the six months ended June 30, 2013, which represented a decrease of $68.3 million, or 10.0%, compared to $682.7 million for the same period in 2012. The decrease was directly attributable to lower activity in oil markets during the period and better operating efficiencies in Key's Rig Service and Coiled Tubing Services, partially offset by labor cost inefficiencies due to weather related work delays and the impact of higher employment taxes and a charge of $1.6 million related to lease cancellation fees.
International
Revenues for our International segment decreased $14.1 million, or 9.6%, to $132.1 million for the six months ended June 30, 2013, compared to $146.1 million for the six months ended June 30, 2012. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our International segment increased $11.6 million, or 9.7%, to $131.2 million for the six months ended June 30, 2013, compared to $119.6 million for the six months ended June 30, 2012. The increase is primarily related to charges of $4.8 million primarily associated with severance and $2.1 million of costs associated with rig mobilizations from the North Region of Mexico to the South Region of Mexico and to other countries, including the U.S.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $1.8 million, or 2.3%, to $74.1 million (8.8% of consolidated revenues) for the six months ended June 30, 2013 compared to $75.8 million (7.6% of consolidated revenues) for the same period in 2012. The decrease is primarily due to lower third party consulting fees, partly offset by $0.7 million of corporate reorganization costs recorded during second quarter 2013.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of June 30, 2013, we had cash and cash equivalents of $24.7 million. Our adjusted working capital (working capital excluding the current portion of capital lease obligations) was $354.9 million as of June 30, 2013, compared to $285.1 million as of December 31, 2012. Our adjusted working capital increased from the prior year end primarily as a result of lower accrued liabilities due to estimated federal tax payments and interest payments on our debt during the first of half 2013. Our total outstanding debt (including capital leases) was $867.8 million, and we have no significant debt maturities until 2016. As of June 30, 2013, we have $185.0 million in borrowings and $54.1 million in committed letters of credit outstanding under our 2011 Credit Facility (defined below), leaving $310.9 million of available borrowing capacity subject to compliance with the terms of our senior secured credit facility.
Cash Flows
The following table summarizes our cash flows for the six-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$46,681	$191,852
Cash paid for capital expenditures	(72,577)	(309,328)
Proceeds received from sale of fixed assets	3,881	9,225
Acquisition of the 50% noncontrolling interest in Geostream	(14,600)	—
Investment in Wilayat Key Energy, LLC	—	(676)
Repayments of capital lease obligations	(379)	(1,007)
Proceeds from long-term debt	—	205,000
Proceeds from borrowings on revolving credit facility	155,000	195,000
Repayments on revolving credit facility	(135,000)	(300,000)
Repurchases of common stock	(3,134)	(7,417)
Other financing activities, net	(1,570)	12,926
Effect of exchange rates on cash	484	(2,738)
Net decrease in cash and cash equivalents	$(21,214)	$(7,163)

Cash provided by operating activities was $46.7 million and $191.9 million for the six months ended June 30, 2013 and 2012, respectively.
Cash used in investing activities was $83.3 million and $300.8 million for the six months ended June 30, 2013 and 2012, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through June 30, 2013 primarily related to major maintenance of our existing fleet and equipment. Additionally, during the first quarter of 2013, as previously disclosed, Key funded into escrow $14.6 million for the acquisition of the 50% noncontrolling interest in Geostream, its joint venture in Russia, which closed on April 9, 2013.
Cash provided by financing activities was $14.9 million and $104.5 million during the six months ended June 30, 2013 and 2012, respectively. Overall financing cash inflows for 2013 related to net borrowings on the revolving credit facility. Overall financing cash inflows for 2012 related to the proceeds from the issuance of the Additional 2021 Notes, partially offset by net payments on the revolving credit facility.

Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.
Debt Service
We do not have any significant maturities of debt until 2016. Interest on our revolving credit facility is due each quarter. Interest to be paid for the remainder of 2013 is approximately $0.2 million and $23 million related to our 2014 Notes and 2021 Notes (each defined below), respectively. We expect to fund interest payments from cash generated by operations. At June 30, 2013, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2013	$—
2014	3,573
2015	—
2016	185,000
2017 and thereafter	$675,000
Total principal payments	$863,573
At June 30, 2013, we were in compliance with all the covenants under the 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.
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
The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility. We were in compliance with these covenants at June 30, 2013.
6.75% Senior Notes due 2021
We issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “Initial 2021 Notes”) on March 4, 2011 and issued an additional $200.0 million aggregate principal amount of the 2021 Notes the “Additional 2021 Notes” and, together with the Initial 2021 Notes, the “2021 Notes”) in a private placement on March 8, 2012 under an indenture dated March 4, 2011 (the “Base Indenture”), as supplemented by a first supplemental indenture dated March 4, 2011 and amended by a further supplemental indenture dated March 8, 2012 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.6 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.
On March 5, 2013, we completed an offer to exchange the $200.0 million in aggregate principal amount of unregistered Additional 2021 Notes for an equal principal amount of such notes registered under the Securities Act of 1933. All of the 2021 Notes are treated as a single class under the Indenture and as of the closing of the exchange offer, bear the same CUSIP and ISIN numbers.
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
At any time and from time to time before March 1, 2014, we may on any one or more occasions redeem up to 35% of the aggregate principal amount of the outstanding 2021 Notes at a redemption price of 106.75% of the principal amount, plus accrued and unpaid interest to the redemption date, with the net cash proceeds from any one or more equity offerings provided that (i) at least 65% of the aggregate principal amount of the 2021 Notes remains outstanding immediately after each such redemption and (ii) each such redemption occurs within 180 days of the date of the closing of such equity offering.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2013, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at June 30, 2013.

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

In addition, the 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. We were in compliance with these covenants at June 30, 2013. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of June 30, 2013, we had borrowings of $185.0 million outstanding under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $310.9 million of available borrowing capacity subject to compliance with the debt to capitalization limitation under the terms of the 2011 Credit Facility. The weighted average interest rate on the outstanding borrowings under the 2011 Credit Facility was 2.67% and 2.70% for the three-month periods ended June 30, 2013 and June 30, 2012, respectively, and the weighted average interest rate on the outstanding borrowing under the 2011 Credit Facility was 2.68% and 2.70% for six months ended June 30, 2013 and June 30, 2012, respectively.

Capital Lease Agreements
We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of June 30, 2013, there was less than $0.1 million outstanding under such equipment leases.
Off-Balance Sheet Arrangements
At June 30, 2013 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements
As of June 30, 2013, we had cash and cash equivalents of $24.7 million, available borrowing capacity of $310.9 million subject to compliance with the terms of the 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
During the six months ended June 30, 2013, our capital expenditures totaled $72.6 million, primarily related to major maintenance of our existing fleet and equipment. Our capital expenditure plan for 2013 is $210.0 million for equipment maintenance needs, including ongoing upgrades to our rig services fleet. Our capital expenditure program for 2013 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2013 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2013 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2013 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various suits and claims that have arisen in the ordinary course of business. We do not believe that the disposition of any of our ordinary course litigation will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 12. Commitments and Contingencies” in “Item 1. Financial Statements” of Part I of this report, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” of our 2012 Form 10-K, except as follows:

Increasing regulatory expansion could adversely impact costs associated with our offshore fishing and rental services.
The scope of regulation of our services may increase in light of the April 2010 Macondo accident in the Gulf of Mexico, including possible increases in liabilities or funding requirements imposed by governmental agencies. In 2012, the Bureau of Safety and Environmental Enforcement, or BSEE, expanded its regulatory oversight beyond oil and gas operators to include service and equipment contractors. In addition, U.S. federal law imposes on certain entities deemed to be “responsible parties” a variety of regulations related to the prevention of oil spills, releases of hazardous substances, and liability for removal costs and natural resource, real property and certain economic damages arising from such incidents. Some of these laws may impose strict and/or joint and several liability for certain costs and damages without regard to the conduct of the parties. As a provider of services and rental equipment for offshore drilling and workover services, we may be deemed a “responsible party” under federal law. The implementation of such laws and the adoption and implementation of future regulatory initiatives, or the specific responsibilities that may arise from such initiatives may subject us to increased costs and liabilities, which could interrupt our operations or have an adverse effect on our revenue or results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended June 30, 2013, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
April 1, 2013 to April 30, 2013	12,375	$6.12	—	$—
May 1, 2013 to May 31, 2013	7,189	6.29	—	—
June 1, 2013 to June 30, 2013	90,994	5.96	—	—
Total	110,558	$6.00	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	August 2, 2013	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

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