Form 10-Q
period 2013-09-30
KEY ENERGY SERVICES INC
filed 2013-11-01
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2013, the number of outstanding shares of common stock of the registrant was 152,324,729.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2013

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,612	$45,949
Accounts receivable, net of allowance for doubtful accounts of $3,833 and $2,860, respectively	382,497	404,390
Inventories	41,283	38,622
Other current assets	113,025	100,833
Total current assets	601,417	589,794
Property and equipment	2,584,668	2,528,578
Accumulated depreciation	(1,211,052)	(1,091,904)
Property and equipment, net	1,373,616	1,436,674
Goodwill	625,194	626,481
Other intangible assets, net	45,816	60,905
Deferred financing costs, net	14,596	16,628
Deposits	7,612	7,339
Equity method investments	955	966
Other assets	14,841	22,801
TOTAL ASSETS	$2,684,047	$2,761,588
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,536	$104,073
Other current liabilities	182,680	200,630
Current portion of capital leases	1	393
Total current liabilities	244,217	305,096
Long-term debt	832,693	848,110
Workers' compensation, vehicular and health insurance liabilities	32,265	33,676
Deferred tax liabilities	284,765	259,453
Other non-current liabilities	27,341	27,921
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 152,356,526 and 151,069,609 shares issued and outstanding	15,236	15,108
Additional paid-in capital	951,199	925,132
Accumulated other comprehensive loss	(14,155)	(6,148)
Retained earnings	310,486	319,736
Total equity attributable to Key	1,262,766	1,253,828
Noncontrolling interest	—	33,504
Total equity	1,262,766	1,287,332
TOTAL LIABILITIES AND EQUITY	$2,684,047	$2,761,588
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES	$389,673	$490,851	$1,229,512	$1,493,599
COSTS AND EXPENSES:
Direct operating expenses	268,297	335,799	854,581	991,292
Depreciation and amortization expense	56,962	52,947	169,363	156,588
General and administrative expenses	52,665	53,567	173,646	172,566
Operating income	11,749	48,538	31,922	173,153
Interest expense, net of amounts capitalized	13,814	13,962	41,602	39,574
Other income, net	(85)	(1,529)	(878)	(3,938)
Income (loss) from continuing operations before tax	(1,980)	36,105	(8,802)	137,517
Income tax benefit (expense)	(2,717)	(12,915)	147	(49,147)
Income (loss) from continuing operations	(4,697)	23,190	(8,655)	88,370
Loss from discontinued operations, net of tax (expense) benefit of $0, $(13,551), $0 and $4,304, respectively	—	(60,209)	—	(93,568)
Net loss	(4,697)	(37,019)	(8,655)	(5,198)
Income attributable to noncontrolling interest	151	1,075	595	665
LOSS ATTRIBUTABLE TO KEY	$(4,848)	$(38,094)	$(9,250)	$(5,863)
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$(4,697)	$23,190	$(8,655)	$88,370
Income attributable to noncontrolling interest	151	1,075	595	665
Income (loss) from continuing operations attributable to Key	$(4,848)	$22,115	$(9,250)	$87,705
Earnings (loss) per share from continuing operations attributable to Key:
Basic and diluted	$(0.03)	$0.15	$(0.06)	$0.58
Loss per share from discontinued operations:
Basic and diluted	$—	$(0.40)	$—	$(0.62)
Loss per share attributable to Key:
Basic and diluted	$(0.03)	$(0.25)	$(0.06)	$(0.04)
Weighted average shares outstanding:
Basic	152,394	151,105	152,249	151,108
Diluted	152,394	151,110	152,249	151,124
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(4,697)	$23,190	$(8,655)	$88,370
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss)	1,018	3,510	(4,348)	989
Reclassification adjustment for sales of foreign subsidiaries	—	51,892	—	51,892
Total other comprehensive income (loss), net of tax	1,018	55,402	(4,348)	52,881
COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	(3,679)	78,592	(13,003)	141,251
Comprehensive loss from discontinued operations	—	(60,209)	—	(93,568)
COMPREHENSIVE INCOME (LOSS)	(3,679)	18,383	(13,003)	47,683
Comprehensive (income) loss attributable to noncontrolling interest	(127)	(3,083)	96	(1,545)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$(3,806)	$15,300	$(12,907)	$46,138
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,655)	$(5,198)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	169,363	156,588
Asset retirements and impairments	—	84,732
Bad debt expense	960	830
Accretion of asset retirement obligations	454	448
Loss from equity method investments	348	635
Amortization of deferred financing costs and premium	2,044	1,984
Deferred income tax expense (benefit)	(10,402)	30,365
Capitalized interest	(469)	(1,053)
Loss (gain) on disposal of assets, net	(1,445)	462
Share-based compensation	11,666	10,784
Excess tax expense (benefit) from share-based compensation	1,846	(4,047)
Changes in working capital:
Accounts receivable	20,225	(27,538)
Other current assets	8,592	(57,956)
Accounts payable, accrued interest and accrued expenses	(61,924)	57,290
Share-based compensation liability awards	1,262	1,486
Other assets and liabilities	23,153	15,583
Net cash provided by operating activities	157,018	265,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(111,021)	(399,735)
Proceeds from sale of fixed assets	7,530	10,679
Proceeds from sale of assets held for sale	—	2,000
Acquisition of the 50% noncontrolling interest in Geostream	(14,600)	—
Investment in Wilayat Key Energy, LLC	—	(676)
Net cash used in investing activities	(118,091)	(387,732)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	—	205,000
Repayments of capital lease obligations	(392)	(1,649)
Proceeds from borrowings on revolving credit facility	195,000	235,000
Repayments on revolving credit facility	(210,000)	(310,000)
Payment of deferred financing costs	(69)	(4,547)
Repurchases of common stock	(3,169)	(7,450)
Proceeds from exercise of stock options	—	896
Excess tax (expense) benefit from share-based compensation	(1,846)	4,047
Other financing activities	—	7,264
Net cash provided by (used in) financing activities	(20,476)	128,561
Effect of changes in exchange rates on cash	212	(3,335)
Net increase in cash and cash equivalents	18,663	2,889
Cash and cash equivalents, beginning of period	45,949	35,443
Cash and cash equivalents, end of period	$64,612	$38,332

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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2012 Form 10-K except for the Company's decision to change the date of its annual assessment of goodwill impairment to October 1 of each year. This is a change in method of applying an accounting principle which management believes is a preferable alternative as further discussed in "Note 8. Goodwill and Other Intangibles."

Accounting Standards Adopted or Not Yet Adopted in this Report
There are no new accounting standards that have been adopted or not yet adopted in this report.

NOTE 3. ACQUISITION OF NONCONTROLLING INTERESTS

Geostream. On October 31, 2008, we acquired a 26% interest in OOO Geostream Services Group (“Geostream”), a limited liability company incorporated in the Russian Federation that provides a wide range of drilling, workover and reservoir engineering services for $17.4 million. On September 1, 2009, we acquired an additional 24% interest for $16.4 million, which brought our total investment in Geostream to 50% and provided us a controlling interest with representation on Geostream's board of directors. We accounted for the second investment as a business combination achieved in stages. The results of Geostream have been included in our consolidated financial statements since the initial acquisition date, with the portion outside of our control forming a noncontrolling interest. On April 9, 2013, we completed the acquisition of the 50% noncontrolling interest in Geostream for $14.6 million. Geostream is now our wholly owned subsidiary. This acquisition of the 50% noncontrolling interest in Geostream was accounted for as an equity transaction. Therefore, our acquisition of the non-controlling interest in Geostream in the second quarter of 2013 did not result in a gain or loss.

AlMansoori Key Energy Services, LLC. On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services, LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services, LLC, a joint venture under the laws of Abu Dhabi, UAE. The purpose of the joint venture was to engage in conventional workover and drilling services, coiled tubing services, fishing and rental services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. Although AlMansoori held a 51% interest in the joint venture and we held a 49% interest, we held three of the five board of directors seats and a controlling financial interest. In addition, profits and losses of the joint venture were shared on equal terms and in equal amounts with AlMansoori. Because the joint venture did not have sufficient resources to carry on its activities without our financial support, we determined it to be a variable interest entity of which we were the primary beneficiary. We consolidated the entity in our financial statements. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC and the acquisition of the underlying business for $5.1 million. The $5.1 million is expected to be paid in the fourth quarter of 2013 and is recorded in "Other current liabilities" in our condensed consolidated balance sheets.The acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC was accounted for as an equity transaction therefore did not result in a gain or loss.

The effects of changes in our ownership interests in Geostream and AlMansoori Key Energy Services, LLC were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands)
Net loss attributable to Key	$(4,848)	$(38,094)	$(9,250)	$(5,863)
Transfers from the noncontrolling interests
Increase in Key's paid-in capital for purchase of the 50% noncontrolling interest in Geostream	—	—	22,432	—
Decrease in Key's paid-in capital for purchase of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC	(2,888)	—	(2,888)	—
Net transfers from noncontrolling interests	(2,888)	—	19,544	—
Change from net income (loss) attributable to Key and transfers from noncontrolling interests	$(7,736)	$(38,094)	$10,294	$(5,863)

NOTE 4. DISCONTINUED OPERATIONS
In September 2012, we completed the sale of our Argentina operations for approximately $12.5 million, net of transaction costs. The $12.5 million net proceeds from the sale of Argentina operations included $2.0 million received in cash and the balance in notes receivable which was comprised of three sets of non-interest bearing notes for a total of six notes. Of the first set of notes, originally due in September 2013, one note was paid in full and retired, and the second note was restructured with a maturity date of September 16, 2014, payable in thirteen monthly payments. The first two payments totaling $0.4 million, which includes the repayment of the first note, were received in October 2013 and the remaining eleven payments are expected to follow each month thereafter. The maturity dates, payment terms and balances of the remaining two sets of notes did not change. These notes are included in "Other current assets" in our condensed consolidated balance sheets.
In connection with the sale, we recognized a total loss of $85.8 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in accumulated other comprehensive loss during the third quarter of 2012.
The following table presents the results of operations for the Argentina business sold in this transaction for the three and nine months ended September 30, 2012.

	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
	(in thousands)
REVENUES	$20,026	$75,815
COSTS AND EXPENSES:
Direct operating expenses	18,122	72,664
Depreciation and amortization expense	—	143
General and administrative expenses	2,756	11,232
Impairment and other charges	44,298	85,755
Operating loss	(45,150)	(93,979)
Interest expense, net of amounts capitalized	31	168
Other expense, net	1,477	3,725
Loss before tax	(46,658)	(97,872)
Income tax (expense) benefit	(13,551)	4,304
Loss from discontinued operations	$(60,209)	$(93,568)

NOTE 5. EQUITY

A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2013 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
BALANCE AT DECEMBER 31, 2012	151,070	$15,108	$925,132	$(6,148)	$319,736	$33,504	$1,287,332
Foreign currency translation	—	—	—	(3,657)	—	(691)	(4,348)
Common stock purchases	(415)	(42)	(3,127)	—	—	—	(3,169)
Share-based compensation	1,702	170	11,496	—	—	—	11,666
Tax benefits from share-based compensation	—	—	(1,846)	—	—	—	(1,846)
Acquisition of the 50% noncontrolling interest in Geostream (Note 3)	—	—	22,432	(4,350)	—	(31,196)	(13,114)
Acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC (Note 3)	—	—	(2,888)	—	—	(2,212)	(5,100)
Net income (loss)	—	—	—	—	(9,250)	595	(8,655)
BALANCE AT SEPTEMBER 30, 2013	152,357	$15,236	$951,199	$(14,155)	$310,486	$—	$1,262,766

A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2012 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
BALANCE AT DECEMBER 31, 2011	150,733	$15,073	$915,400	$(58,231)	$312,114	$30,275	$1,214,631
Foreign currency translation	—	—	—	109	—	880	989
Foreign currency impact on sale of Argentina (Note 4)	—	—	—	51,892	—	—	51,892
Common stock purchases	(472)	(47)	(7,403)	—	—	—	(7,450)
Exercise of stock options and warrants	99	10	886	—	—	—	896
Share-based compensation	819	82	10,702	—	—	—	10,784
Tax benefits from share-based compensation	—	—	4,047	—	—	—	4,047
Shares surrendered	(68)	(7)	(999)	—	—	—	(1,006)
Net income (loss)	—	—	—	—	(5,863)	665	(5,198)
BALANCE AT SEPTEMBER 30, 2012	151,111	$15,111	$922,633	$(6,230)	$306,251	$31,820	$1,269,585

NOTE 6. SEVERANCE, CONTRACT TERMINATION AND MOBILIZATION COSTS

In the second quarter of 2013, we implemented a significant restructuring of our Fluid Management Service business and our corporate cost structure to better align them with current market conditions. As a result of this restructuring implementation, we recognized approximately $6.3 million of severance expenses in the second quarter of 2013. The severance costs were based on obligations under our existing severance agreements. Furthermore, we recognized lease cancellation fees of $1.9 million primarily related to our Fluid Management Services business. Additionally, in our international business, due to customer spending reductions in Mexico, we began redeploying idle rigs from the North Region of Mexico to higher demand markets. This redeployment included seven rigs resulting in a total equipment mobilization cost of $2.3 million. These costs are reflected in our consolidated statements of operations and include $8.3 million of direct operating expenses and $2.2 million of general and administrative expenses. On a segment basis, $2.6 million is associated with our U.S. operations, $7.2 million is associated with our international operations and the remaining $0.7 million is associated with our Functional Support segment. The restructuring activities were implemented in the second quarter of 2013 and are expected to be completed by the end of 2013.

Presented below are the schedules of the activities for the liabilities recorded in connection with our restructuring by segments and in consolidation:

	Severance	Lease Cancellation Fees	Mobilization Costs	Total
	(in thousands)
U.S.
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	746	1,630	218	2,594
Payment	(724)	—	—	(724)
Balance as of June 30, 2013	$22	$1,630	$218	$1,870
Payment	(22)	(571)	(218)	(811)
Balance as of September 30, 2013	$—	$1,059	$—	$1,059

International
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	4,843	307	2,077	7,227
Payment	(4,533)	(307)	$(1,054)	(5,894)
Balance as of June 30, 2013	310	—	1,023	1,333
Payment	(310)	—	(1,023)	(1,333)
Balance as of September 30, 2013	$—	$—	$—	$—

Functional Support
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	732	—	—	732
Payment	(732)	—	—	(732)
Balance as of June 30, 2013	—	—	—	—
Payment	—	—	—	—
Balance as of September 30, 2013	$—	$—	$—	$—

Consolidated
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	6,321	1,937	2,295	10,553
Payment	(5,989)	(307)	(1,054)	(7,350)
Balance as of June 30, 2013	332	1,630	1,241	3,203
Payment	(332)	(571)	(1,241)	(2,144)
Balance as of September 30, 2013	$—	$1,059	$—	$1,059

NOTE 7. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Other current assets:
Deferred tax assets	$33,240	$20,026
Prepaid current assets	24,323	27,736
Reinsurance receivable	9,566	10,217
VAT asset	28,371	32,762
Other	17,525	10,092
Total	$113,025	$100,833
The table below presents comparative detailed information about other current liabilities at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$51,772	$31,708
Accrued operating expenditures	39,480	42,137
Income, sales, use and other taxes	40,192	62,709
Self-insurance reserve	34,557	35,742
Accrued interest	3,983	15,301
Insurance premium financing	1,301	8,021
Share-based compensation and other liabilities	11,395	5,012
Total	$182,680	$200,630
The table below presents comparative detailed information about other non-current liabilities at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$12,015	$11,659
Environmental liabilities	6,407	4,539
Accrued rent	997	1,424
Accrued sales, use and other taxes	7,061	6,952
Other	861	3,347
Total	$27,341	$27,921

NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2012	$597,456	$29,025	$626,481
Impact of foreign currency translation	—	(1,287)	(1,287)
September 30, 2013	$597,456	$27,738	$625,194
The components of our other intangible assets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Noncompete agreements:
Gross carrying value	$7,134	$9,332
Accumulated amortization	(5,362)	(5,022)
Net carrying value	$1,772	$4,310
Patents, trademarks and tradename:
Gross carrying value	$14,180	$14,689
Accumulated amortization	(508)	(410)
Net carrying value	$13,672	$14,279
Customer relationships and contracts:
Gross carrying value	$100,304	$100,481
Accumulated amortization	(74,720)	(62,143)
Net carrying value	$25,584	$38,338
Developed technology:
Gross carrying value	$9,780	$7,583
Accumulated amortization	(4,992)	(3,605)
Net carrying value	$4,788	$3,978
Customer Backlog:
Gross carrying value	$776	$779
Accumulated amortization	(776)	(779)
Net carrying value	$—	$—

Of our intangible assets at September 30, 2013, $13.4 million is an indefinite-lived tradename and not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2013	2014	2015	2016	2017	2018
		(in thousands)
Noncompete agreements	1.0	$434	$1,338	$—	$—	$—	$—
Patents and trademarks	4.7	30	119	55	40	40	17
Customer relationships and contracts	6.3	4,236	7,952	5,090	3,425	2,368	1,120
Developed technology	17.3	141	553	505	428	288	221
Total expected intangible asset amortization expense		$4,841	$9,962	$5,650	$3,893	$2,696	$1,358
Certain of our goodwill and other intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $4.8 million and $6.0 million for the three months ended September 30, 2013 and 2012, respectively, and $14.5 million and $17.6 million for the nine months ended September 30, 2013 and 2012, respectively.
The Company has historically evaluated its goodwill for impairment one level below the reporting segment level, at the reporting unit level, annually as of December 31 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (ASC) Topic 350. In the third quarter of 2013, we changed the date of our annual assessment of goodwill impairment to October 1 of each year. The change in the assessment date does not delay, accelerate, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. We believe that the change in date aligns with the our planning cycle, which should create a synergy and allow the goodwill impairment analysis to be embedded with the projection of future results for business planning purposes. We believe this will enhance the quality of the goodwill impairment analysis. Also, the change in date allows us more time to identify and respond to any issues noted in the analysis before finalization of SEC filings, which will improve the quality of financial reporting. As such, the Company has prospectively applied the change in annual goodwill impairment testing date beginning in the fourth quarter of 2013.
NOTE 9. LONG-TERM DEBT
As of September 30, 2013 and December 31, 2012, the components of our long-term debt were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
8.375% Senior Notes due 2014	3,573	3,573
Senior Secured Credit Facility revolving loans due 2016	150,000	165,000
Net unamortized premium on debt	4,120	4,537
Capital lease obligations	1	393
Total debt	832,694	848,503
Less current portion	(1)	(393)
Long-term debt and capital leases	$832,693	$848,110
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

The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility (defined below). We were in compliance with these covenants at September 30, 2013.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2013, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of September 30, 2013.
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
We were in compliance with these covenants as of September 30, 2013. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of September 30, 2013, we had borrowings of $150.0 million outstanding under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $345.9 million of available borrowing capacity subject to compliance with the debt to capitalization limitation under the terms of the 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.81% and 2.70% for the three-month periods ended September 30, 2013 and September 30, 2012, respectively, and the weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.72% and 2.70% for nine months ended September 30, 2013 and September 30, 2012, respectively.
NOTE 10. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other income, net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$(34)	$(12)	$(129)	$(26)
Foreign exchange (gain) loss	(60)	(1,341)	413	(3,047)
Other (income) loss, net	9	(176)	(1,162)	(865)
Total	$(85)	$(1,529)	$(878)	$(3,938)
NOTE 11. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates on continuing operations for the three months ended September 30, 2013 and 2012 were 137.2% and 35.8%, respectively, and 1.7% and 35.7% for the nine months ended September 30, 2013 and 2012, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of September 30, 2013 and December 31, 2012, we had $1.1 million and $1.2 million, respectively, of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax benefit of $0.1 million and less than $0.1 million for the three-month periods ended September 30, 2013 and 2012, respectively, related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2009.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.2 million and $0.3 million for the payment of interest and penalties as of September 30, 2013 and December 31, 2012, respectively. We believe that it is reasonably possible that $0.6 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three or nine months ended September 30, 2013 and 2012.

NOTE 12. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably approximated. We have $0.7 million of other liabilities related to litigation that is deemed probable and reasonably estimated as of September 30, 2013. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
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
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of September 30, 2013 and December 31, 2012, we have recorded $66.8 million and $69.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $19.4 million and $20.6 million of insurance receivables as of September 30, 2013 and December 31, 2012, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. As of September 30, 2013 and December 31, 2012, we have recorded $6.4 million and $4.5 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

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
The components of our earnings (loss) per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(4,848)	$22,115	$(9,250)	$87,705
Loss from discontinued operations, net of tax	—	(60,209)	—	(93,568)
Loss attributable to Key	$(4,848)	$(38,094)	$(9,250)	$(5,863)
Denominator
Weighted average shares outstanding	152,394	151,105	152,249	151,108
Basic earnings (loss) per share from continuing operations attributable to Key	$(0.03)	$0.15	$(0.06)	$0.58
Basic loss per share from discontinued operations	—	(0.40)	—	(0.62)
Basic loss per share attributable to Key	$(0.03)	$(0.25)	$(0.06)	$(0.04)
Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(4,848)	$22,115	$(9,250)	$87,705
Loss from discontinued operations, net of tax	—	(60,209)	—	(93,568)
Loss attributable to Key	$(4,848)	$(38,094)	$(9,250)	$(5,863)
Denominator
Weighted average shares outstanding	152,394	151,105	152,249	151,108
Stock options	—	5	—	16
Total	152,394	151,110	152,249	151,124
Diluted earnings (loss) per share from continuing operations attributable to Key	$(0.03)	$0.15	$(0.06)	$0.58
Diluted loss per share from discontinued operations	—	(0.40)	—	(0.62)
Diluted loss per share attributable to Key	$(0.03)	$(0.25)	$(0.06)	$(0.04)
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculations for the three months ended September 30, 2013 exclude the potential exercise of 1.6 million stock options and 0.3 million SARs and the nine months ended September 30, 2013 exclude the potential exercise of 1.7 million stock options and 0.3 million SARs due to net losses from continuing operations. The diluted earnings per share calculations for the three and nine months ended September 30, 2012 exclude the potential exercise of 2.0 million stock options because their exercise prices exceeded the average price of our stock during those periods. For the three and nine months ended September 30, 2012, 0.4 million of our SARs were anti-dilutive. No events occurred after September 30, 2013 that would materially affect the number of weighted average shares outstanding.

NOTE 14. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $3.0 million and $2.4 million during the three months ended September 30, 2013 and 2012, respectively, and the related income tax benefit recognized was $1.1 million and $0.9 million for the same periods. We recognized employee share-based compensation expense of $11.2 million and $10.7 million during the nine months ended September 30, 2013 and 2012, respectively, and the related income tax benefit recognized was $4.1 million and $3.9 million, respectively, for the same period. We did not capitalize any share-based compensation during the three and nine months ended September 30, 2013 and 2012.
The unrecognized compensation cost related to our unvested restricted stock as of September 30, 2013 is estimated to be $11.3 million and is expected to be recognized over a weighted-average period of 1.1 years. We do not have unrecognized cost related to our unvested stock options as of September 30, 2013. No phantom stock was outstanding as of September 30, 2013.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of September 30, 2013, the fair value of outstanding performance units was $2.9 million, and is being accreted to compensation expense over the vesting terms of the awards. As of September 30, 2013, the unrecognized compensation cost related to our unvested performance units is estimated to be $1.5 million and is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 15. TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods, so long as the employees continue their employment with us. The relocation loans are repaid upon the employees selling their prior residence. As of September 30, 2013 and December 31, 2012, we did not have any employee loans or advances outstanding.
Board of Director Relationships
A member of our board of directors is the Senior Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $12.0 million and $9.9 million for the three-month periods ended September 30, 2013 and 2012, respectively, and $26.2 million and $33.6 million for the nine months ended September 30, 2013 and 2012, respectively. Receivables outstanding from Anadarko were approximately $4.1 million and $3.5 million as of September 30, 2013 and December 31, 2012, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services to us related to our general and administrative cost restructuring initiative. There were no payments made to Proudfoot during the three or nine months ended September 30, 2013. Payments to Proudfoot were zero and $1.9 million for the three and nine months ended September 30, 2012, respectively.
NOTE 16. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2013 and December 31, 2012.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable - Argentina operations sale	$12,955	$12,955	$12,955	$12,955
Financial liabilities:
6.75% Senior Notes	$675,000	$666,563	$675,000	$680,510
8.375% Senior Notes	3,573	3,618	3,573	3,656
Credit Facility revolving loans	150,000	150,000	165,000	165,000
Notes receivable — Argentina operations sale. The fair value of these notes receivable are based upon the quoted market Treasury rates as of the dates indicated. The carrying values of these items approximate their fair values due to the maturity dates rapidly approaching, thus giving way to discount rates that are similar.
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2013 was $675.0 million, and the fair value was $666.6 million (98.8% of carrying value).
8.375% Senior Notes due 2014. The fair value of our 2014 Notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2013 was $3.6 million, and the fair value was $3.6 million (101.3% of carrying value).
Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2012 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of September 30, 2013 were $150.0 million.

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
Coiled Tubing Services
Coiled tubing services involve the use of a continuous metal pipe spooled onto a large reel which is then deployed into oil and natural gas wells to perform various applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, and formation stimulations utilizing acid and chemical treatments. Coiled tubing is also used for a number of horizontal well applications such as milling temporary isolation plugs that separate frac zones, and various other pre- and post-hydraulic fracturing well preparation services.

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

International Segment
Our International segment includes operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada. Also, we operated in Argentina prior to the sale of that business in the third quarter of 2012. We are reporting the results of our former Argentina business as discontinued operations for all periods presented. We provide rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-drilled wells and plugging and abandonment of wells at the end of their useful lives in each of our international markets.
In addition, in Mexico we provide drilling, coiled tubing, wireline, project management and consulting services. Our work in Mexico also requires us to provide third party services that vary in scope by project.
In the Middle East, we operate in the Kingdom of Bahrain and Oman. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC, a joint venture formed under the laws of Abu Dhabi, UAE, and the acquisition of the underlying business for $5.1 million. See “Note 3. Acquisition of Noncontrolling Interests” for further discussion.
Our Russian operations provide drilling, workover, and reservoir engineering services. On April 9, 2013, we completed the acquisition of the 50% noncontrolling interest in Geostream, a limited liability company incorporated in the Russian Federation, for $14.6 million. We now own 100% of Geostream. See “Note 3. Acquisition of Noncontrolling Interests” for further discussion.
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

The following tables set forth our unaudited segment information as of and for the three and nine months ended September 30, 2013 and 2012. (in thousands):

As of and for the three months ended September 30, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$345,115	$44,558	$—	$—	$389,673
Intersegment revenues	272	1,788	1,439	(3,499)	—
Depreciation and amortization	45,551	8,440	2,971	—	56,962
Other operating expenses	247,567	43,430	29,965	—	320,962
Operating income (loss)	51,997	(7,312)	(32,936)	—	11,749
Interest expense, net of amounts capitalized	—	—	13,814	—	13,814
Income (loss) from continuing operations before tax	52,042	(7,336)	(46,686)	—	(1,980)
Long-lived assets(1)	1,646,396	327,328	302,825	(193,919)	2,082,630
Total assets	2,740,094	525,472	(72,943)	(508,576)	2,684,047
Capital expenditures, excluding acquisitions	29,443	2,290	6,711	—	38,444

As of and for the three months ended September 30, 2012
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$397,814	$93,037	$—	$—	$490,851
Intersegment revenues	—	1,936	—	(1,936)	—
Depreciation and amortization	45,119	4,934	2,894	—	52,947
Other operating expenses	292,559	68,744	28,063	—	389,366
Operating income (loss)	60,136	19,359	(30,957)	—	48,538
Interest expense, net of amounts capitalized	2	104	13,856	—	13,962
Income (loss) from continuing operations before tax	60,283	20,744	(44,922)	—	36,105
Long-lived assets(1)	1,831,041	318,166	278,041	(235,372)	2,191,876
Total assets	2,636,399	509,862	302,528	(628,866)	2,819,923
Capital expenditures, excluding acquisitions	54,225	29,365	6,817	—	90,407

As of and for the nine months ended September 30, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$1,052,885	$176,627	$—	$—	$1,229,512
Intersegment revenues	8,734	5,983	1,586	(16,303)	—
Depreciation and amortization	137,825	22,403	9,135	—	169,363
Other operating expenses	769,695	160,668	97,864	—	1,028,227
Operating income (loss)	145,365	(6,444)	(106,999)	—	31,922
Interest expense, net of amounts capitalized	1	64	41,537	—	41,602
Income (loss) from continuing operations before tax	145,461	(6,042)	(148,221)	—	(8,802)
Long-lived assets(1)	1,646,396	327,328	302,825	(193,919)	2,082,630
Total assets	2,740,094	525,472	(72,943)	(508,576)	2,684,047
Capital expenditures, excluding acquisitions	79,412	15,453	16,156	—	111,021

As of and for the nine months ended September 30, 2012
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$1,254,433	$239,166	$—	$—	$1,493,599
Intersegment revenues	—	4,088	15	(4,103)	—
Depreciation and amortization	134,308	13,407	8,873	—	156,588
Other operating expenses	886,034	179,916	97,908	—	1,163,858
Operating income (loss)	234,091	45,843	(106,781)	—	173,153
Interest expense, net of amounts capitalized	14	118	39,442	—	39,574
Income (loss) from continuing operations before tax	234,365	49,044	(145,892)	—	137,517
Long-lived assets(1)	1,831,041	318,166	278,041	(235,372)	2,191,876
Total assets	2,636,399	509,862	302,528	(628,866)	2,819,923
Capital expenditures, excluding acquisitions	219,041	154,142	26,552	—	399,735

(1)	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.

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

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Assets:
Current assets	$89,276	$449,237	$62,904	$—	$601,417
Property and equipment, net	—	1,255,609	118,007	—	1,373,616
Goodwill	—	597,458	27,736	—	625,194
Deferred financing costs, net	14,596	—	—	—	14,596
Intercompany notes and accounts receivable and investment in subsidiaries	3,446,012	1,278,041	559	(4,724,612)	—
Other assets	104	24,735	44,385	—	69,224
TOTAL ASSETS	$3,549,988	$3,605,080	$253,591	$(4,724,612)	$2,684,047
Liabilities and equity:
Current liabilities	$11,985	$204,760	$27,472	$—	$244,217
Long-term debt and capital leases, less current portion	832,693	—	—	—	832,693
Intercompany notes and accounts payable	1,162,648	2,651,284	80,203	(3,894,135)	—
Deferred tax liabilities	278,457	6,902	(594)	—	284,765
Other long-term liabilities	1,455	57,975	176	—	59,606
Equity	1,262,750	684,159	146,334	(830,477)	1,262,766
TOTAL LIABILITIES AND EQUITY	$3,549,988	$3,605,080	$253,591	$(4,724,612)	$2,684,047

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$66,435	$469,049	$54,310	$—	$589,794
Property and equipment, net	—	1,329,379	107,295	—	1,436,674
Goodwill	—	597,458	29,023	—	626,481
Deferred financing costs, net	16,628	—	—	—	16,628
Intercompany notes and accounts receivable and investment in subsidiaries	3,298,679	1,108,231	(20,371)	(4,386,539)	—
Other assets	8,068	39,696	44,247	—	92,011
TOTAL ASSETS	$3,389,810	$3,543,813	$214,504	$(4,386,539)	$2,761,588
Liabilities and equity:
Current liabilities	$46,632	$226,773	$31,691	$—	$305,096
Long-term debt and capital leases, less current portion	848,110	—	—	—	848,110
Intercompany notes and accounts payable	947,700	2,590,398	14,138	(3,552,236)	—
Deferred tax liabilities	258,528	6,781	(746)	(5,110)	259,453
Other long-term liabilities	1,528	60,068	1	—	61,597
Equity	1,287,312	659,793	169,420	(829,193)	1,287,332
TOTAL LIABILITIES AND EQUITY	$3,389,810	$3,543,813	$214,504	$(4,386,539)	$2,761,588

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$1	$362,733	$36,264	$(9,325)	$389,673
Direct operating expense	—	248,712	26,121	(6,536)	268,297
Depreciation and amortization expense	—	53,758	3,204	—	56,962
General and administrative expense	282	48,437	6,906	(2,960)	52,665
Operating (loss) income	(281)	11,826	33	171	11,749
Interest expense, net of amounts capitalized	13,992	(177)	(1)	—	13,814
Other expense (income), net	(936)	255	(351)	947	(85)
Income (loss) from continuing operations before taxes	(13,337)	11,748	385	(776)	(1,980)
Income tax benefit (expense)	(5,973)	2,961	295	—	(2,717)
Income (loss) from continuing operations	(19,310)	14,709	680	(776)	(4,697)
Discontinued operations	—	—	—	—	—
Net income (loss)	(19,310)	14,709	680	(776)	(4,697)
Income attributable to noncontrolling interest	—	—	151	—	151
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(19,310)	$14,709	$529	$(776)	$(4,848)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$467,517	$43,798	$(20,464)	$490,851
Direct operating expense	—	323,708	30,594	(18,503)	335,799
Depreciation and amortization expense	—	50,843	2,104	—	52,947
General and administrative expense	243	51,009	5,561	(3,246)	53,567
Operating (loss) income	(243)	41,957	5,539	1,285	48,538
Interest expense, net of amounts capitalized	14,234	(376)	106	(2)	13,962
Other expense (income), net	(3,044)	(1,050)	120	2,445	(1,529)
Income (loss) from continuing operations before taxes	(11,433)	43,383	5,313	(1,158)	36,105
Income tax expense	(10,023)	(1,583)	(1,309)	—	(12,915)
Income (loss) from continuing operations	(21,456)	41,800	4,004	(1,158)	23,190
Discontinued operations	—	—	(60,209)	—	(60,209)
Net income (loss)	(21,456)	41,800	(56,205)	(1,158)	(37,019)
Income attributable to noncontrolling interest	—	—	1,075	—	1,075
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(21,456)	$41,800	$(57,280)	$(1,158)	$(38,094)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$148	$1,157,964	$124,561	$(53,161)	$1,229,512
Direct operating expense	—	807,942	89,241	(42,602)	854,581
Depreciation and amortization expense	—	161,348	8,015	—	169,363
General and administrative expense	798	158,801	25,207	(11,160)	173,646
Operating (loss) income	(650)	29,873	2,098	601	31,922
Interest expense, net of amounts capitalized	42,007	(468)	63	—	41,602
Other expense (income), net	(2,745)	(991)	387	2,471	(878)
Income (loss) from continuing operations before taxes	(39,912)	31,332	1,648	(1,870)	(8,802)
Income tax benefit (expense)	(8,356)	8,232	271	—	147
Income (loss) from continuing operations	(48,268)	39,564	1,919	(1,870)	(8,655)
Discontinued operations	—	—	—	—	—
Net income (loss)	(48,268)	39,564	1,919	(1,870)	(8,655)
Income attributable to noncontrolling interest	—	—	595	—	595
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(48,268)	$39,564	$1,324	$(1,870)	$(9,250)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$1,425,832	$118,393	$(50,641)	$1,493,599
Direct operating expense	—	950,484	84,285	(43,477)	991,292
Depreciation and amortization expense	—	150,864	5,724	—	156,588
General and administrative expense	815	162,015	18,164	(8,428)	172,566
Operating (loss) income	(800)	162,469	10,220	1,264	173,153
Interest expense, net of amounts capitalized	40,494	(1,034)	116	(2)	39,574
Other income, net	(4,551)	(393)	(1,609)	2,615	(3,938)
Income (loss) from continuing operations before taxes	(36,743)	163,896	11,713	(1,349)	137,517
Income tax expense	(42,970)	(3,165)	(3,012)	—	(49,147)
Income (loss) from continuing operations	(79,713)	160,731	8,701	(1,349)	88,370
Discontinued operations	—	—	(93,568)	—	(93,568)
Net income (loss)	(79,713)	160,731	(84,867)	(1,349)	(5,198)
Loss attributable to noncontrolling interest	—	—	665	—	665
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(79,713)	$160,731	$(85,532)	$(1,349)	$(5,863)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$153,757	$3,261	$—	$157,018
Cash flows from investing activities:
Capital expenditures	—	(106,800)	(4,221)	—	(111,021)
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)			(14,600)
Intercompany notes and accounts	—	(40,620)	—	40,620	—
Other investing activities, net	—	7,530	—	—	7,530
Net cash used in investing activities	—	(154,490)	(4,221)	40,620	(118,091)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(392)	—	—	(392)
Proceeds from borrowings on revolving credit facility	195,000	—	—	—	195,000
Repayments on revolving credit facility	(210,000)	—	—	—	(210,000)
Payment of deferred financing costs	(69)	—	—	—	(69)
Repurchases of common stock	(3,169)	—	—	—	(3,169)
Intercompany notes and accounts	40,620	—	—	(40,620)	—
Other financing activities, net	(1,846)	—	—	—	(1,846)
Net cash provided by (used in) financing activities	20,536	(392)	—	(40,620)	(20,476)
Effect of changes in exchange rates on cash	—	—	212	—	212
Net increase (decrease) in cash and cash equivalents	20,536	(1,125)	(748)	—	18,663
Cash and cash equivalents at beginning of period	39,617	1,601	4,731	—	45,949
Cash and cash equivalents at end of period	$60,153	$476	$3,983	$—	$64,612

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$12,904	$239,511	$12,980	$—	$265,395
Cash flows from investing activities:
Capital expenditures	—	(386,041)	(13,694)	—	(399,735)
Intercompany notes and accounts	676	117,609	—	(118,285)	—
Other investing activities, net	(676)	12,679	—	—	12,003
Net cash used in investing activities	—	(255,753)	(13,694)	(118,285)	(387,732)
Cash flows from financing activities:
Proceeds from long-term debt	205,000		—	—	205,000
Repayment of capital lease obligations	—	(1,649)	—	—	(1,649)
Proceeds from borrowings on revolving credit facility	235,000	—	—	—	235,000
Repayments on revolving credit facility	(310,000)	—	—	—	(310,000)
Payment of deferred financing costs	(4,547)	—	—	—	(4,547)
Repurchases of common stock	(7,450)	—	—	—	(7,450)
Intercompany notes and accounts	(117,609)	(676)	—	118,285	—
Other financing activities, net	(394)	10,914	1,687	—	12,207
Net cash provided by financing activities	—	8,589	1,687	118,285	128,561
Effect of changes in exchange rates on cash	—	—	(3,335)	—	(3,335)
Net increase (decrease) in cash and cash equivalents	12,904	(7,653)	(2,362)	—	2,889
Cash and cash equivalents at beginning of period	21,673	7,985	5,785	—	35,443
Cash and cash equivalents at end of period	$34,577	$332	$3,423	$—	$38,332

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2013 and 2012, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2012 Form 10-K.
We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International business segments. See “Note 17. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
Key Energy Services, Inc. has historically evaluated its goodwill for impairment at the reporting one level below the reporting segment level, at the reporting unit, annually as of December 31 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (ASC) Topic 350. In the third quarter of 2013 we changed the date of our annual assessment of goodwill impairment to October 1 of each year. The change in the assessment date does not delay, accelerate, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. We believe that the change in date aligns with the our planning cycle, which should create a synergy and allow the goodwill impairment analysis to be embedded with the projection of future results for business planning purposes. We believe this will enhance the quality of the goodwill impairment analysis. Also, the change in date allows us more time to identify and respond to any issues noted in the analysis before finalization of SEC filings, which will improve the quality of financial reporting. As such, the Company has prospectively applied the change in annual goodwill impairment testing date beginning in the fourth quarter of 2013.

RECENT DEVELOPMENT

On April 9, 2013, we completed the acquisition of the 50% noncontrolling interest in Geostream, a limited liability company incorporated in the Russian Federation, for $14.6 million. We now own 100% of Geostream.
On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC, a joint venture formed under the laws of Abu Dhabi, UAE, and the acquisition of the underlying business for $5.1 million.
See “Note 3. Acquisition of Noncontrolling Interests” in Item 1. Financial Statements” of Part I of this report for further discussion of Geostream and AlMansoori Key Energy Services, LLC.
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

	WTI Cushing Oil (1)	NYMEX Henry Hub Natural Gas (1)	Average Baker Hughes U.S. Land Drilling Rigs (2)
2013:
First Quarter	$94.33	$3.49	1,706
Second Quarter	$94.05	$4.02	1,710
Third Quarter	$105.83	$3.55	1,709

2012:
First Quarter	$102.98	$2.50	1,947
Second Quarter	$93.06	$2.35	1,924
Third Quarter	$92.17	$2.89	1,855
Fourth Quarter	$88.01	$3.40	1,759

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com

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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2012 through the third quarter of 2013:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days (3)
2013:	U.S.	International Continuing Operations (1)	Total Continuing Operations (2)
First Quarter	337,714	114,103	451,817	580,862	62
Second Quarter	365,956	65,280	431,236	559,584	64
Third Quarter	360,112	55,105	415,217	524,513	64
Total 2013:	1,063,782	234,488	1,298,270	1,664,959	190

2012:
First Quarter	435,280	84,469	519,749	722,718	64
Second Quarter	428,864	104,656	533,520	685,587	63
Third Quarter	412,998	103,448	516,446	607,480	63
Fourth Quarter	357,628	113,246	470,874	594,770	62
Total 2012:	1,634,770	405,819	2,040,589	2,610,555	252

(1)
International continuing operations rig hours exclude rig hours generated in Argentina, as our Argentina operations were sold in the third quarter of 2012 and are reported as discontinued operations. Argentina rig hours were 54,625 and 55,972 for the first and second quarters of 2012, respectively.

(2)	Total continuing operations rig hours include U.S. rig hours and international continuing operations rig hours.

(3)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended September 30, 2013
Our core businesses depend on our customers' willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
Key's U.S. revenue in the third quarter was down 4.6% as compared to the second quarter of 2013. Broad market activity remained generally flat relative to the second quarter as the average Baker Hughes U.S. onshore drilling rig count remained unchanged and the Baker Hughes U.S. onshore well count increased by just under 2%. Meanwhile, oversupply of capacity in certain markets negatively affected U.S. revenue and changes in customer spending programs caused us to incur idle time as we sought to redeploy these assets to new opportunities.
Internationally, revenues and costs were negatively impacted by weather impacts and timing issues associated with rig relocations and contract negotiations. Further, our operations in Mexico remain burdened by the low activity levels associated with internal budgetary issues at PEMEX related to 2012 budget overspend. We expect PEMEX will resume activity in 2014.
Market Outlook
We continue to position Key to thrive in a flat market through balanced service offerings across the wells' life, giving Key exposure to unconventional horizontal well and legacy vertical well activities. We believe that the high value service we provide across the well life cycle yields many incremental opportunities for Key. We anticipate our U.S. revenue in the fourth quarter will decline due to seasonal softness and slowdown of customer activity around the holidays, with a corresponding drop in operating margins.
We expect to maintain the 34 rigs currently working outside the U.S. and have nine additional rigs under contract which we foresee going to work in the fourth quarter.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
REVENUES	$389,673	$490,851	$1,229,512	$1,493,599
COSTS AND EXPENSES:
Direct operating expenses	268,297	335,799	854,581	991,292
Depreciation and amortization expense	56,962	52,947	169,363	156,588
General and administrative expenses	52,665	53,567	173,646	172,566
Operating income	11,749	48,538	31,922	173,153
Interest expense, net of amounts capitalized	13,814	13,962	41,602	39,574
Other income, net	(85)	(1,529)	(878)	(3,938)
Income (loss) from continuing operations before tax	(1,980)	36,105	(8,802)	137,517
Income tax benefit (expense)	(2,717)	(12,915)	147	(49,147)
Income (loss) from continuing operations	(4,697)	23,190	(8,655)	88,370
Loss from discontinued operations, net of tax benefit of $0, $(13,551), $0 and $4,304, respectively	—	(60,209)	—	(93,568)
Net loss	(4,697)	(37,019)	(8,655)	(5,198)
Income attributable to noncontrolling interest	151	1,075	595	665
LOSS ATTRIBUTABLE TO KEY	$(4,848)	$(38,094)	$(9,250)	$(5,863)

Consolidated Results of Operations — Three Months Ended September 30, 2013 and 2012
Revenues
Our revenues for the three months ended September 30, 2013 decreased $101.2 million, or 20.6%, to $389.7 million from $490.9 million for the three months ended September 30, 2012, mostly due to lower demand for our rig-based services in the U.S. and reduced customer activity in Mexico. See “Segment Operating Results — Three Months Ended September 30, 2013 and 2012” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $67.5 million, to $268.3 million (68.9% of revenues), for the three months ended September 30, 2013, compared to $335.8 million (68.4% of revenues) for the three months ended September 30, 2012. The decrease was a direct result of lower activity and cost reduction initiatives in our Fluid Management Services.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $4.0 million, or 7.6%, to $57.0 million during the three months ended September 30, 2013, compared to $52.9 million for the three months ended September 30, 2012. The increase is primarily attributable to increases in capital expenditures.
General and Administrative Expenses
General and administrative expenses decreased $0.9 million, to $52.7 million (13.5% of revenues), for the three months ended September 30, 2013, compared to $53.6 million (10.9% of revenues) for the three months ended September 30, 2012. The decrease is primarily due to reduced third party consulting fees.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.1 million, or 1.1%, to $13.8 million for the three months ended September 30, 2013, compared to $14.0 million for the same period in 2012. The decrease is primarily related to reduced borrowings under the revolving credit facility for the three months ended September 30, 2013 compared to the same period in 2012.
Other Income, Net
During the quarter ended September 30, 2013, we recognized other income, net, of $0.1 million, compared to other income, net, of $1.5 million for the quarter ended September 30, 2012. Our foreign exchange gain relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Interest income	$(34)	$(12)
Foreign exchange gain	(60)	(1,341)
Other (income) loss, net	9	(176)
Total	$(85)	$(1,529)
Income Tax Expense
We recorded income tax expense of $2.7 million on pre-tax loss from continuing operations of $2.0 million in the three months ended September 30, 2013, compared to income tax expense of $12.9 million on pre-tax income from continuing operations of $36.1 million in the three months ended September 30, 2012. Our effective tax rate from continuing operations was 137.2% for the three months ended September 30, 2013, compared to 35.8% for the three months ended September 30, 2012. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.

Discontinued Operations
Our discontinued operations in 2012 related to the sale of our Argentina business, which was completed during the third quarter of 2012. Our net loss from discontinued operations for the three months ended September 30, 2013 was zero compared to a net loss from discontinued operations of $60.2 million for the three months ended September 30, 2012.
Noncontrolling Interests
For the three months ended September 30, 2013, we allocated $0.2 million associated with the income incurred by our joint ventures to the noncontrolling interests holders of these ventures compared to income of $1.1 million for the three months ended September 30, 2012. The decrease is primarily due to the acquisition of the noncontrolling interest Geostream in the second quarter of 2013 resulting in less income being allocated to noncontrolling interests holders.

Segment Operating Results — Three Months Ended September 30, 2013 and 2012
The following table shows operating results for each of our segments for the three months ended September 30, 2013 and 2012 (in thousands):

For the three months ended September 30, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$345,115	$44,558	$—	$389,673
Operating expenses	293,118	51,870	32,936	377,924
Operating income (loss)	51,997	(7,312)	(32,936)	11,749

For the three months ended September 30, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$397,814	$93,037	$—	$490,851
Operating expenses	337,678	73,678	30,957	442,313
Operating income (loss)	60,136	19,359	(30,957)	48,538

U.S.
Revenues for our U.S. segment decreased $52.7 million, or 13.2%, to $345.1 million for the three months ended September 30, 2013, compared to $397.8 million for the three months ended September 30, 2012. The decrease for this segment was due to reduced customer spending, lower activity in natural gas markets and increased competition.
Operating expenses for our U.S. segment were $293.1 million during the three months ended September 30, 2013, which represented a decrease of $44.6 million, or 13.2%, compared to $337.7 million for the same period in 2012. The decrease was directly attributable to lower activity and improved cost control initiatives, partially offset by labor inefficiencies due to weather related work delays and the impact of higher employment taxes.
International
Revenues for our International segment decreased $48.5 million, or 52.1%, to $44.6 million for the three months ended September 30, 2013, compared to $93.0 million for the three months ended September 30, 2012. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our International segment decreased $21.8 million, or 29.6%, to $51.9 million for the three months ended September 30, 2013, compared to $73.7 million for the three months ended September 30, 2012. These expenses decreased as a direct result of lower customer activity in Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, increased $2.0 million, or 6.4%, to $32.9 million (8.5% of consolidated revenues) for the three months ended September 30, 2013 compared to $31.0 million (6.3% of consolidated revenues) for the same period in 2012. The increase reflects higher incentive bonus and equity based compensation accruals, partially offset by lower consulting fees.

Consolidated Results of Operations — Nine Months Ended September 30, 2013 and 2012
Revenues
Our revenues for the nine months ended September 30, 2013 decreased $264.1 million, or 17.7%, to $1,229.5 million from $1,493.6 million for the nine months ended September 30, 2012, mostly due to lower demand for our rig-based services in oil markets and overall weaker economic conditions affecting both our domestic and international operations. See “Segment Operating Results — Nine Months Ended September 30, 2013 and 2012” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $136.7 million, to $854.6 million (69.5% of revenues), for the nine months ended September 30, 2013, compared to $991.3 million (66.4% of revenues) for the nine months ended September 30, 2012. The decrease was a direct result of activity decreases in our business and better operating efficiencies in our Rig-Based Services and Coiled Tubing Services, partially offset by the impact of higher employment taxes and charges of $4.1 million primarily associated with severance and $2.3 million of costs primarily associated with rig mobilizations from the North Region of Mexico to the South Region of Mexico and to other countries, including the U.S., and $1.9 million of lease cancellation fees.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $12.8 million, or 8.2%, to $169.4 million during the nine months ended September 30, 2013, compared to $156.6 million for the nine months ended September 30, 2012. The increase is primarily attributable to increases in capital expenditures.
General and Administrative Expenses
General and administrative expenses increased $1.1 million, to $173.6 million (14.1% of revenues), for the nine months ended September 30, 2013, compared to $172.6 million (11.6% of revenues) for the nine months ended September 30, 2012. The increase is primarily related to a $2.2 million charge associated with the retirement of an executive recorded during first quarter of 2013 and $2.2 million of expenses primarily associated with severance costs recorded during the second quarter of 2013, partly offset by lower third party consulting fees.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $2.0 million, or 5.1%, to $41.6 million for the nine months ended September 30, 2013, compared to $39.6 million for the same period in 2012. Interest expense for the nine months ended September 30, 2013 increased due to the issuance of the additional $200 million aggregate principal amount of 2021 Notes during March 2012.
Other Income, Net
During the nine months ended September 30, 2013, we recognized other income, net, of $0.9 million, compared to other income, net, of $3.9 million for the nine months ended September 30, 2012. Our foreign exchange (gain) loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Interest income	$(129)	$(26)
Foreign exchange (gain) loss	413	(3,047)
Other income, net	(1,162)	(865)
Total	$(878)	$(3,938)

Income Tax Expense
We recorded income tax benefit of $0.1 million on a pre-tax loss from continuing operations of $8.8 million for the nine months ended September 30, 2013, compared to income tax expense of $49.1 million on pre-tax income from continuing operations of $137.5 million for the same period in 2012. Our effective tax rate from continuing operations was 1.7% for the nine months ended September 30, 2013, compared to 35.7% for the nine months ended September 30, 2012. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Discontinued Operations
Our discontinued operations in 2012 related to the sale of our Argentina business, which was completed during the third quarter of 2012. Our net loss from discontinued operations for the nine months ended September 30, 2013, was zero compared to a net loss from discontinued operations of $93.6 million for the nine months ended September 30, 2012.
Noncontrolling Interest
For the nine months ended September 30, 2013, we allocated $0.6 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to income of $0.7 million for the nine months ended September 30, 2012.

Segment Operating Results — Nine Months Ended September 30, 2013 and 2012
The following table shows operating results for each of our segments for the nine months ended September 30, 2013 and 2012 (in thousands):

For the nine months ended September 30, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$1,052,885	$176,627	$—	$1,229,512
Operating expenses	907,520	183,071	106,999	1,197,590
Operating income (loss)	145,365	(6,444)	(106,999)	31,922

For the nine months ended September 30, 2012
	U.S.	International	Functional Support	Total
Revenues from external customers	$1,254,433	$239,166	$—	$1,493,599
Operating expenses	1,020,342	193,323	106,781	1,320,446
Operating income (loss)	234,091	45,843	(106,781)	173,153

U.S.
Revenues for our U.S. segment decreased $201.5 million, or 16.1%, to $1,052.9 million for the nine months ended September 30, 2013, compared to $1,254.4 million for the nine months ended September 30, 2012. The decrease for this segment was due to reduced customer spending, lower activity in natural gas markets and increased competition.
Operating expenses for our U.S. segment were $907.5 million for the nine months ended September 30, 2013, which represented a decrease of $112.8 million, or 11.1%, compared to $1,020.3 million for the same period in 2012. The decrease was directly attributable to lower activity in oil markets during the period and better operating efficiencies in Key's Rig-Based Services and Coiled Tubing Services, partially offset by labor cost inefficiencies due to weather related work delays and the impact of higher employment taxes and a charge of $1.6 million related to lease cancellation fees.
International
Revenues for our International segment decreased $62.5 million, or 26.1%, to $176.6 million for the nine months ended September 30, 2013, compared to $239.2 million for the nine months ended September 30, 2012. The decrease was primarily attributable to lower customer activity in Mexico.

Operating expenses for our International segment decreased $10.3 million, or 5.3%, to $183.1 million for the nine months ended September 30, 2013, compared to $193.3 million for the nine months ended September 30, 2012. Theses expenses decreased as a direct result of lower customer activity in Mexico partially offset by charges of $4.8 million primarily associated with severance and $2.1 million of costs associated with rig mobilizations from the North Region of Mexico to the South Region of Mexico and to other countries, including the U.S.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, increased $0.2 million, or 0.2%, to $107.0 million (8.7% of consolidated revenues) for the nine months ended September 30, 2013 compared to $106.8 million (7.1% of consolidated revenues) for the same period in 2012.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of September 30, 2013, we had cash and cash equivalents of $64.6 million. Our adjusted working capital (working capital excluding the current portion of capital lease obligations) was $357.2 million as of September 30, 2013, compared to $285.1 million as of December 31, 2012. Our adjusted working capital increased from the prior year end primarily as a result of a reduced accounts payable balance and lower accrued liabilities due to estimated federal tax payments and interest payments on our debt in 2013. Our total outstanding debt (including capital leases) was $832.7 million, and we have no significant debt maturities until 2016. As of September 30, 2013, we have $150.0 million in borrowings and $54.1 million in committed letters of credit outstanding under our 2011 Credit Facility (defined below), leaving $345.9 million of available borrowing capacity subject to compliance with the terms of our senior secured credit facility.
Cash Flows
The following table summarizes our cash flows for the nine-month periods ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$157,018	$265,395
Cash paid for capital expenditures	(111,021)	(399,735)
Proceeds received from sale of fixed assets	7,530	10,679
Proceeds received from sale of assets held for sale	—	2,000
Acquisition of the 50% noncontrolling interest in Geostream	(14,600)	—
Investment in Wilayat Key Energy, LLC	—	(676)
Repayments of capital lease obligations	(392)	(1,649)
Proceeds from long-term debt	—	205,000
Proceeds from borrowings on revolving credit facility	195,000	235,000
Repayments on revolving credit facility	(210,000)	(310,000)
Repurchases of common stock	(3,169)	(7,450)
Other financing activities, net	(1,915)	7,660
Effect of exchange rates on cash	212	(3,335)
Net increase in cash and cash equivalents	$18,663	$2,889

Cash provided by operating activities was $157.0 million and $265.4 million for the nine months ended September 30, 2013 and 2012, respectively.
Cash used in investing activities was $118.1 million and $387.7 million for the nine months ended September 30, 2013 and 2012, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through September 30, 2013 primarily related to major maintenance of our existing fleet and equipment. Additionally, during the first quarter of 2013, as previously disclosed, we funded into escrow $14.6 million for the acquisition of the 50% noncontrolling interest in Geostream, our joint venture in Russia.

Cash used in financing activities was $20.5 million during the nine months ended September 30, 2013, compared to cash provided by financing activities of $128.6 million during the nine months ended September 30, 2012. Overall financing cash outflows for 2013 primarily related to net payments on the revolving credit facility. Overall financing cash inflows for 2012 primarily related to the proceeds from the issuance of the Additional 2021 Note (as defined below), partially offset by net payments on the revolving credit facility.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.
Debt Service
We do not have any significant maturities of debt until 2016. Interest on our revolving credit facility is due each quarter. Interest to be paid for the remainder of 2013 is approximately $0.2 million and zero related to our 2014 Notes and 2021 Notes (each defined below), respectively. We expect to fund interest payments from cash generated by operations. At September 30, 2013, our annual debt maturities for our 2014 Notes and 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2013	$—
2014	3,573
2015	—
2016	150,000
2017 and thereafter	675,000
Total principal payments	$828,573
At September 30, 2013, we were in compliance with all the covenants under the 2011 Credit Facility and the indentures governing the 2014 Notes and 2021 Notes.
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
The indenture governing the 2014 Notes contains various covenants. These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions tied to the covenants of our 2011 Credit Facility. We were in compliance with these covenants at September 30, 2013.
6.75% Senior Notes due 2021
We issued $475.0 million aggregate principal amount of 6.75% Senior Notes due 2021 (the “Initial 2021 Notes”) on March 4, 2011 and issued an additional $200.0 million aggregate principal amount of the 2021 Notes (the “Additional 2021 Notes” and, together with the Initial 2021 Notes, the “2021 Notes”) in a private placement on March 8, 2012 under an indenture dated March 4, 2011 (the “Base Indenture”), as supplemented by a first supplemental indenture dated March 4, 2011 and amended by a further supplemental indenture dated March 8, 2012 (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). We used the net proceeds to repay senior secured indebtedness under our revolving bank credit facility. We capitalized $4.6 million of financing costs associated with the issuance of the 2021 Notes that will be amortized over the term of the notes.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2013, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at September 30, 2013.
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
In addition, the 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. We were in compliance with these covenants at September 30, 2013. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of September 30, 2013, we had borrowings of $150.0 million outstanding under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $345.9 million of available borrowing capacity subject to compliance with the debt to capitalization limitation under the terms of the 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.81% and 2.70% for the three-month periods ended September 30, 2013 and September 30, 2012, respectively, and the weighted average interest rates on the outstanding borrowing under the 2011 Credit Facility were 2.72% and 2.70% for nine months ended September 30, 2013 and September 30, 2012, respectively.
Capital Lease Agreements
We lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of September 30, 2013, there was less than $0.1 million outstanding under such equipment leases.

Off-Balance Sheet Arrangements
At September 30, 2013 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements
As of September 30, 2013, we had cash and cash equivalents of $64.6 million, available borrowing capacity of $345.9 million subject to compliance with the terms of the 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
During the nine months ended September 30, 2013, our capital expenditures totaled $111.0 million, primarily related to major maintenance of our existing fleet and equipment. Our capital expenditure plan for 2013 is $180.0 million for equipment maintenance needs, including ongoing upgrades to our rig services fleet. Our capital expenditure program for 2013 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2013 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2013 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2013 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2013 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2013, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Number of Shares Purchased (1)	Weighted Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Amount of Shares that may yet be Purchased Under the Plans or Programs
July 1, 2013 to July 31, 2013	1,515	$6.34	—	$—
August 1, 2013 to August 31, 2013	2,684	6.84	—	—
September 1, 2013 to September 30, 2013	798	7.39	—	—
Total	4,997	$6.78	—	$—

(1)	Represents shares repurchased to satisfy tax withholding obligations upon the vesting of restricted stock awards.

(2)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	November 1, 2013	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

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

18*	Preferability Letter Regarding Change in Accounting Principle.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith