Form 10-K
period 2013-12-31
KEY ENERGY SERVICES INC
filed 2014-02-25
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Title of Class
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2013, based on the $5.95 per share closing price for the registrant’s common stock as quoted on the New York Stock Exchange on such date, was $778.9 million (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding common stock of the registrant have been deemed affiliates).
As of February 17, 2014, the number of outstanding shares of common stock of the registrant was 152,928,294.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

KEY ENERGY SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2013

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the risks outlined in “Item 1A. Risk Factors.”
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.
Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

•	conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies;

•	volatility in oil and natural gas prices;

•	our ability to finance future growth of our operations or future acquisitions;

•	our ability to implement price increases or maintain pricing on our core services;

•	industry capacity;

•	increased labor costs or unavailability of skilled workers;

•	asset impairments or other charges;

•	the periodic low demand for our services and resulting operating losses;

•	our highly competitive industry as well as operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	the economic, political and social instability risks of doing business in certain foreign countries;

•	our historically high employee turnover rate and our ability to replace or add workers;

•	our ability to incur debt or long-term lease obligations or to implement technological developments and enhancements;

•	significant costs and liabilities resulting from environmental, health and safety laws and regulations, including those relating to hydraulic fracturing;

•	severe weather impacts on our business;

•	our ability to successfully identify, make and integrate acquisitions;

•	the loss of one or more of our larger customers;

•	the impact of compliance with climate change legislation or initiatives;

•	our ability to generate sufficient cash flow to meet debt service obligations;

•	the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt;

•	an increase in our debt service obligations due to variable rate indebtedness; and

•	other factors affecting our business described in “Item 1A. Risk Factors.”

PART I
ITEM 1.    BUSINESS
General Description of Business
Key Energy Services, Inc. (NYSE: KEG), a Maryland corporation, is the largest onshore, rig-based well servicing contractor based on the number of rigs owned. References to “Key,” the “Company,” “we,” “us” or “our” in this report refer to Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries. We were organized in April 1977 and commenced operations in July 1978 under the name National Environmental Group, Inc. In December 1992, we became Key Energy Group, Inc. and we changed our name to Key Energy Services, Inc. in December 1998.
We provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
The following is a description of the various products and services that we provide and our major competitors for those products and services.
Service Offerings
Our reportable segments are U.S. and International. We also have a “Functional Support” segment associated with overhead costs in support of our reportable segments. The U.S. reporting segment includes our domestic rig-based services, fluid management services, fishing and rental services, and coiled tubing services. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. We evaluate the performance of our operating segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments: See “Note 23. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.
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
We believe that the largest competitors for our U.S. rig-based services include Nabors Industries Ltd., Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services Ltd. and Pioneer Energy Services Corp. Numerous smaller companies also compete in our rig-based markets in the United States.
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
We believe that the largest competitors for our domestic fluid management services include Basic Energy Services, Inc., Superior Energy Services, Inc., Nabors Industries Ltd., Heckmann Water Resources Corporation (owned by Nuverra Environmental Solutions) and Stallion Oilfield Services Ltd. Numerous smaller companies also compete in the fluid management services market in the United States.
Coiled Tubing Services
Coiled tubing services involve the use of a continuous metal pipe spooled onto a large reel which is then deployed into oil and natural gas wells to perform various applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, and formation stimulations utilizing acid and chemical treatments. Coiled tubing is also used for a number of horizontal well applications such as milling temporary isolation plugs that separate frac zones and various other pre- and post-hydraulic fracturing well preparation services.
Our primary competitors in the coiled tubing services market include Schlumberger Ltd., Baker Hughes Incorporated, Halliburton Company and Superior Energy Services, Inc. Numerous smaller companies also compete in our coiled tubing services markets in the United States.
Fishing and Rental Services
We offer a full line of fishing services and rental equipment designed for use in providing both onshore and offshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units and foam air units.
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
Our primary competitors for our fishing and rental services include Baker Oil Tools (owned by Baker Hughes Incorporated), Weatherford International Ltd., Basic Energy Services, Inc., Smith Services (owned by Schlumberger), Superior Energy Services, Inc., Quail Tools (owned by Parker Drilling Company) and Knight Oil Tools. Numerous smaller companies also compete in our fishing and rental services markets in the United States.
International Segment
Our International segment includes operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada. Also, prior to the sale of our Argentina business in the third quarter of 2012, we operated in Argentina. We are reporting the results of our Argentina business as discontinued operations for the 2011 and 2012 periods. We provide rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of our international markets.
In addition, in Mexico we provide drilling, coiled tubing, wireline and project management and consulting services. Our work in Mexico also requires us to provide third-party services, which vary in scope by project.

In the Middle East, we operate in the Kingdom of Bahrain and Oman. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC, a joint venture formed under the laws of Abu Dhabi, UAE, and the acquisition of the underlying business for $5.1 million. See “Note 2. Acquisitions” in “Item 8. Financial Statements and Supplementary Data” for further discussion.
Our Russian operations provide drilling, workover, and reservoir engineering services. On April 9, 2013, we completed the acquisition of the remaining 50% noncontrolling interest in OOO Geostream Services Group (“Geostream”), a limited liability company incorporated in the Russian Federation, for $14.6 million. We now own 100% of Geostream. See “Note 2. Acquisitions” in “Item 8. Financial Statements and Supplementary Data” for further discussion.
Our technology development and control systems business based in Canada is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support Segment
Our Functional Support segment includes unallocated overhead costs associated with sales, safety and administrative support for our U.S. and International reporting segments.
Equipment Overview
We categorize our rigs and equipment as marketed or stacked. We consider a marketed rig or piece of equipment to be a unit that is working, on standby, or down for repairs but with work orders assigned to it or that is available for work. A stacked rig or piece of equipment is a unit that is in the remanufacturing process and could not be put to work without significant investment in repairs and additional equipment or we intend to salvage the unit for parts, sell the unit or scrap the unit. The definitions of marketed and stacked are used for the majority of our equipment.
Rigs
As mentioned above, our fleet is diverse and allows us to work on all types of wells, ranging from very shallow wells to wells as deep as 20,000 feet. The following table classifies our rigs based on horsepower (“HP”). Typically, higher HP rigs will be utilized on deep wells while lower HP rigs will be used on shallow wells. In most cases, these rigs can be reassigned to other regions should market conditions warrant the transfer of equipment.

	Horse Power
	< 450 HP	≥ 450 HP	Total
Marketed	638	160	798
Stacked	169	20	189
Total	807	180	987
Coiled Tubing
Coiled tubing uses a spooled continuous metal pipe that is injected downhole in oil and gas wells in order to convey tools, log, stimulate, clean-out and perform other intervention functions. Typically, larger diameter coiled tubing is able to service longer lateral horizontal wells. The table below summarizes our coiled tubing fleet by pipe diameter as of December 31, 2013:

	Pipe Diameter
	< 2"	≥ 2"	Total
Marketed	17	27	44
Stacked	3	4	7
Total	20	31	51

Fluid Management Services
We have an extensive and diverse fleet of oilfield transportation service vehicles. We broadly define an oilfield transportation service vehicle as any heavy-duty, revenue-generating vehicle weighing over one ton. Our transportation fleet includes vacuum trucks, winch trucks, hot oilers and other vehicles, including kill trucks and various hauling and transport trucks. The table below summarizes our fluid management services fleet as of December 31, 2013:

	Marketed	Stacked	Total
Truck Type
Vacuum Trucks	673	149	822
Winch Trucks	96	27	123
Hot Oil Trucks	60	9	69
Other	111	41	152
Total	940	226	1,166
Disposal Wells
As part of our fluid management services, we provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in SWD wells. The table below summarizes our SWD facilities, and brine and freshwater stations by state as of December 31, 2013:

	Owned	Leased	Total
Location
Arkansas	1	1	2
Louisiana	2	—	2
Montana	—	2	2
New Mexico	3	8	11
North Dakota	1	8	9
Texas	30	36	66
Total	37	55	92
Other Business Data
Raw Materials
We purchase a wide variety of raw materials, parts and components that are made by other manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies or materials.
Customers
Our customers include major oil companies, foreign national oil companies, and independent oil and natural gas production companies. During the year ended December 31, 2013, Chevron Texaco Exploration & Production accounted for 15% of our consolidated revenue. During the year ended December 31, 2012, the Mexican national oil company, Petróleos Mexicanos (“Pemex”), and Occidental Petroleum Corporation accounted for 12% and 10% of our consolidated revenue, respectively. No other customer accounted for more than 10% of our consolidated revenue in 2013 or 2012. No single customer accounted for more than 10% of our consolidated revenues during the year ended December 31, 2011.
Receivables outstanding from Pemex were approximately 19% and 31% of our total accounts receivable as of December 31, 2013 and 2012, respectively. No other customers accounted for more than 10% of our total accounts receivable as of December 31, 2013 and 2012.
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
The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven for the most part by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in a lower oil and natural gas price environment, demand for service and maintenance generally decreases as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Furthermore, in a low commodity price environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.
The level of our revenues, earnings and cash flows are substantially dependent upon, and affected by, the level of U.S. and international oil and natural gas exploration, development and production activity, as well as the equipment capacity in any particular region.
Seasonality
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During the summer months, our operations may be impacted by tropical or other inclement weather systems. During periods of heavy snow, ice or rain, we may not be able to operate or move our equipment between locations, thereby reducing our ability to provide services and generate revenues. In addition, the majority of our equipment works only during daylight hours. In the winter months when days become shorter, this reduces the amount of time that our assets can work and therefore has a negative impact on total hours worked. Lastly, during the fourth quarter, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons and demand sometimes slows during this period as our customers' exhaust their annual spending budgets.
Patents, Trade Secrets, Trademarks and Copyrights
We own numerous patents, trademarks and proprietary technology that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate. We have devoted significant resources to developing technological improvements in our well service business and have sought patent protection both inside and outside the United States for products and methods that appear to have commercial significance. All the issued patents have varying remaining durations and begin expiring between 2014 and 2032. The most notable of our technologies include numerous patents surrounding our KeyView® system.
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
Employees
As of December 31, 2013, we employed approximately 6,800 persons in our U.S. operations and approximately 1,600 additional persons in Mexico, Colombia, Ecuador, the Middle East, Russia and Canada. Our domestic employees are not represented by a labor union and are not covered by collective bargaining agreements. In Mexico, we have entered into a collective bargaining agreement that applies to our workers in Mexico performing work under our Pemex contracts. As noted below in “Item 1A. Risk Factors,” we have historically experienced a high employee turnover rate. We have not experienced any significant work stoppages associated with labor disputes or grievances and consider our relations with our employees to be generally satisfactory.

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
Access to Company Reports
Our Web site address is www.keyenergy.com, and we make available free of charge through our Web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after such materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Our Web site also includes general information about us, including our Corporate Governance Guidelines and charters for the committees of our board of directors. Information on our Web site or any other Web site is not a part of this report.
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
Prices for oil and natural gas historically have been volatile and as a result of changes in the supply of, and demand for, oil and natural gas and other factors. These include changes resulting from. among other things, the ability of the Organization of Petroleum Export Countries (“OPEC”) to support oil prices, changes in the levels of oil and natural gas production in the United States, domestic and worldwide economic conditions and political instability in oil-producing countries. We depend on our customers' willingness to make capital expenditures to explore for, develop and produce oil and natural gas. Therefore, weakness in oil and natural gas prices (or the perception by our customers that oil and natural gas prices will decrease in the future) could result in a reduction in the utilization of our equipment and result in lower rates for our services.
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
Our activities require substantial capital expenditures. If our cash flow from operating activities and borrowings under our 2011 Credit Facility (as defined below) are not sufficient to fund our capital expenditure budget, we would be required to fund these expenditures through debt or equity or alternative financing plans, such as refinancing or restructuring our debt or selling assets.

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
We have recorded goodwill impairment charges and asset impairment charges in the past. We periodically evaluate our long-lived assets, including our property and equipment, indefinite-lived intangible assets, and goodwill for impairment. In performing these assessments, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment on our goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or more often if events and circumstances warrant. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.
We have operated at a loss in the past and there is no assurance of our profitability in the future.
Historically, we have experienced periods of low demand for our services and have incurred operating losses. In the future, we may incur further operating losses and experience negative operating cash flow. We may not be able to reduce our costs, increase our revenues, or reduce our debt service obligations sufficient to achieve or maintain profitability and generate positive operating income in the future.
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
We currently have operations based in Mexico, Colombia, Ecuador, the Middle East and Russia and we own a technology development and control systems business based in Canada. In the future, we may expand our operations into other foreign countries. As a result, we are exposed to risks of international operations, including:

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
One customer accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2013, and our ten largest customers represented approximately 47% of our consolidated revenues for the period. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.
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
The scope of regulation of our services may increase in light of the April 2010 Macondo accident and resulting oil spill in the Gulf of Mexico, including possible increases in liabilities or funding requirements imposed by governmental agencies. In

2012, the Bureau of Safety and Environmental Enforcement, or “BSEE”, expanded its regulatory oversight beyond oil and gas operators to include service and equipment contractors. In addition, U.S. federal law imposes on certain entities deemed to be “responsible parties” a variety of regulations related to the prevention of oil spills, releases of hazardous substances, and liability for removal costs and natural resource, real property and certain economic damages arising from such incidents. Some of these laws may impose strict and/or joint and several liability for certain costs and damages without regard to the conduct of the parties. As a provider of services and rental equipment for offshore drilling and workover services, we may be deemed a “responsible party” under federal law. The implementation of such laws and the adoption and implementation of future regulatory initiatives, or the specific responsibilities that may arise from such initiatives may subject us to increased costs and liabilities, which could interrupt our operations or have an adverse effect on our revenue or results of operations.
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
Various state governments and regional organizations comprising state governments are considering enacting new legislation and promulgating new regulations governing or restricting the emission of greenhouse gases, or “GHG”, from stationary sources, which may include our equipment and operations. At the federal level, the EPA has already issued regulations that require us to establish and report an inventory of GHG emissions. The EPA also has established a GHG permitting requirement for large stationary sources and may lower the threshold of the permitting program, which could include our equipment and operations. Legislative and regulatory proposals for restricting GHG emissions or otherwise addressing climate change could require us to incur additional operating costs and could adversely affect demand for natural gas and oil. The potential increase in our operating costs could include new or increased costs to obtain permits, operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our GHG emissions and administer and manage a GHG emissions program.

Conservation measures and technological advances could reduce demand for oil and natural gas.
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

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other activities;

•	limiting management's flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to withstand successfully a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because certain of our debt will vary with prevailing interest rates.
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
In particular, under the terms of our indebtedness, we must comply with certain financial ratios and satisfy certain financial condition tests, several of which become more restrictive over time and could require us to take action to reduce our debt or take some other action in order to comply with them. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may not be able to continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. If we default, lenders under our senior secured revolving credit facility will no longer be obligated to extend credit to us and they, as well as the trustee for our outstanding notes, could elect to declare all amounts outstanding under our 2011 Credit Facility or indentures, as applicable, together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows.
We may incur more debt and long-term lease obligations in the future.
The agreements governing our long-term debt restrict, but do not prohibit, us from incurring additional indebtedness and other obligations in the future. As of December 31, 2013, we had $767.6 million of total debt.
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
Borrowings under our 2011 Credit Facility bear interest at variable rates, exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.
Our failure to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar laws may have a negative impact on our ongoing operations.
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

The following table shows our active owned and leased properties, as well as active SWD facilities, categorized by geographic region as of December 31, 2013:

Region	Office, Repair & Service and Other(1)	SWDs, Brine and Freshwater Stations(2)	Operational Field Services Facilities
United States
Owned	9	37	75
Leased	76	55	53
International
Owned	—	—	—
Leased	40	—	6
TOTAL	125	92	134

(1)	Includes 57 residential properties leased in the United States and 14 residential properties leased outside the United States used to house employees.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Share Prices
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KEG.” As of February 17, 2014, there were 616 registered holders of 152,928,294 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name”, meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. The following table sets forth the reported high and low closing price of our common stock for the periods indicated:

	High	Low
Year Ended December 31, 2013
1st Quarter	$9.38	$7.15
2nd Quarter	7.80	5.61
3rd Quarter	8.01	6.08
4th Quarter	8.88	6.90

	High	Low
Year Ended December 31, 2012
1st Quarter	$17.82	$14.33
2nd Quarter	15.73	6.86
3rd Quarter	9.51	6.67
4th Quarter	7.39	5.82
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.
The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 1000 Index, the Russell 2000 Index and a peer group as established by management.
The peer group consists of the following companies: Baker Hughes Incorporated, Basic Energy Services, Inc., Exterran Holdings, Inc., Helix Energy Solutions Group, Inc., Noble Corporation, Oceaneering International Inc., Oil States International Inc., Patterson UTI Energy Inc., RPC, Inc., Superior Energy Services, Inc. and Weatherford International Ltd.
During 2008, we moved from the Russell 2000 Index to the Russell 1000 Index and, during 2009, we moved back from the Russell 1000 Index to the Russell 2000 Index. For comparative purposes, both the Russell 2000 and the Russell 1000 Indices are reflected in the following performance graph.
The graph below compares the cumulative five-year total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector, the listed Russell Indices and our peer group. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 at December 31, 2008 and tracks the return on the investment through December 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Key Energy Services, Inc., the Russell 2000 Index, the Russell 1000 Index,
the PHLX Oil Service Sector Index and Peer Group
*    $100 invested on December 31, 2008 in stock or index, including reinvestment of dividends. Fiscal years ended December 31.
Dividend Policy
There were no dividends declared or paid on our common stock for the years ended December 31, 2013, 2012 and 2011. Under the terms of our 2011 Credit Facility, we must meet certain financial covenants before we may pay dividends. We do not currently intend to pay dividends.

Issuer Purchases of Equity Securities
During the fourth quarter of 2013, we repurchased an aggregate of 1,813 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)
October 1, 2013 to October 31, 2013	—	$—
November 1, 2013 to November 30, 2013	584	$8.02
December 1, 2013 to December 31, 2013	1,229	$7.90

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2013 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance. The material features of each of these plans are described in “Note 20. Share-Based Compensation” in “Item 8. Financial Statement and Supplementary Date.”

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders(1)	1,649	$14.37	2,485
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,649		2,485

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

ITEM 6.    SELECTED FINANCIAL DATA
The following historical selected financial data as of and for the years ended December 31, 2009 through December 31, 2013 has been derived from our audited financial statements included in “Item 8. Financial Statements and Supplementary Data.” For the years ended December 31, 2009 through December 31, 2011, we have reclassified the historical results of operations of our Argentina business as discontinued operations. Additionally, for the years ended December 31, 2009 and December 31, 2010, we have reclassified the historical results of operations of our pressure pumping and wireline businesses as discontinued operations. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
REVENUES	$1,591,676	$1,960,070	$1,729,211	$1,062,595	$887,074
COSTS AND EXPENSES:
Direct operating expenses	1,114,462	1,308,845	1,085,190	746,441	609,807
Depreciation and amortization expense	225,297	213,783	166,946	133,898	145,491
General and administrative expenses	221,753	230,496	223,299	186,188	160,220
Asset retirements and impairments	—	—	—	—	96,768
Operating income (loss)	30,164	206,946	253,776	(3,932)	(125,212)
Loss on early extinguishment of debt	—	—	46,451	—	472
Interest expense, net of amounts capitalized	55,204	53,566	40,849	41,240	39,241
Other income, net	(803)	(6,649)	(8,977)	(2,807)	(624)
Income (loss) from continuing operations before tax	(24,237)	160,029	175,453	(42,365)	(164,301)
Income tax (expense) benefit	3,064	(57,352)	(64,117)	17,961	61,532
Income (loss) from continuing operations	(21,173)	102,677	111,336	(24,404)	(102,769)
Income (loss) from discontinued operations, net of tax	—	(93,568)	(10,681)	94,753	(53,907)
Net income (loss)	(21,173)	9,109	100,655	70,349	(156,676)
Income (loss) attributable to noncontrolling interest	595	1,487	(806)	(3,146)	(555)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(21,768)	$7,622	$101,461	$73,495	$(156,121)
Earnings (loss) per share from continuing operations attributable to Key:
Basic	$(0.14)	$0.67	$0.77	$(0.16)	$(0.84)
Diluted	$(0.14)	$0.67	$0.76	$(0.16)	$(0.84)
Earnings (loss) per share from discontinued operations:
Basic	$—	$(0.62)	$(0.07)	$0.73	$(0.45)
Diluted	$—	$(0.62)	$(0.07)	$0.73	$(0.45)
Earnings (loss) per share attributable to Key:
Basic	$(0.14)	$0.05	$0.70	$0.57	$(1.29)
Diluted	$(0.14)	$0.05	$0.69	$0.57	$(1.29)

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$(21,173)	$102,677	$111,336	$(24,404)	$(102,769)
Income (loss) attributable to noncontrolling interest	595	1,487	(806)	(3,146)	(555)
Income (loss) from continuing operations attributable to Key	$(21,768)	$101,190	$112,142	$(21,258)	$(102,214)
Weighted Average Shares Outstanding:
Basic	152,271	151,106	145,909	129,368	121,072
Diluted	152,271	151,125	146,217	129,368	121,072
CASH FLOW DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$228,643	$369,660	$188,305	$129,805	$184,837
Net cash used in investing activities	(160,881)	(428,709)	(520,090)	(8,631)	(110,636)
Net cash provided by (used in) financing activities	(85,492)	73,946	306,084	(100,205)	(127,475)
Effect of changes in exchange rates on cash	87	(4,391)	4,516	(1,735)	(2,023)
BALANCE SHEET DATA

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Working capital	$273,809	$284,698	$311,060	$132,385	$194,363
Property and equipment, gross	2,606,738	2,528,578	2,184,810	1,789,571	1,604,523
Property and equipment, net	1,365,646	1,436,674	1,197,300	920,797	776,349
Total assets	2,587,470	2,761,588	2,599,120	1,892,936	1,664,410
Long-term debt and capital leases, net of current maturities	763,981	848,110	773,975	427,121	523,949
Total liabilities	1,336,377	1,474,256	1,384,489	911,133	921,270
Equity	1,251,093	1,287,332	1,214,631	981,803	743,140
Cash dividends per common share	—	—	—	—	—

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

Overview
We provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to produce, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
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
Business and Growth Strategies
Focus on Horizontal Well Services
In recent years the number of horizontal wells drilled in the U.S. has increased significantly. Horizontal wells tend to involve a higher degree of service intensity associated with their drilling and completion, and we believe ultimately the maintenance required over their lifetime. To capitalize on this growing market segment we have built and acquired new equipment, including more capable rigs and coiled tubing units, upgraded existing equipment capable of providing services integral to the completion and maintenance of horizontal wellbores and acquired frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also expanded all our service offerings into unconventional shale regions where horizontal activity is most prevalent including the Bakken shale, the Eagle Ford shale and others. As horizontal wells have become more prevalent in the Permian Basin, we have expanded our operations, with all of our service offerings in that market. We intend to continue our focus on the expansion of horizontal well service offerings in existing markets and into new markets in the United States.
Continue Expansion in International Markets
We presently operate internationally in Mexico, Colombia, Ecuador, the Middle East and Russia, particularly in regions of those countries with large mature oilfields facing production declines. We believe that our experience with domestic mature oilfields and our proprietary technologies, including our KeyView® system, provides us with the opportunity to compete for new business in foreign markets. We continue to evaluate international expansion opportunities in the regions where we already have a presence as well as other regions.
Pursue Prudent Acquisitions in Complementary Businesses
We are focused on maximizing cash flows from acquisitions and other investments we have made, and we have added an internal financial metric, Key Value Added, or “KVA,” to evaluate our investments. We intend to continue our disciplined approach to acquisitions, seeking opportunities, domestic and internationally, that strengthen our presence in selected regional markets and provide opportunities to expand our core services. We also seek to acquire technologies, assets and businesses that represent a good operational, strategic, and/or synergistic fit with our existing service offerings.
PERFORMANCE MEASURES
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is often used as a coincident indicator of overall Exploration and Production (“E&P”) company spending and broader oilfield activity. In assessing overall activity in the U.S. onshore oilfield service industry in which we operate, we believe that the Baker Hughes U.S. land drilling rig count is the best barometer of E&P companies' capital spending and resulting activity levels. Historically, our activity levels have been highly correlated to U.S. onshore capital spending by our E&P company customers as a group.

Year	WTI Cushing Crude Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2009	$61.95	$4.28	1,046
2010	$79.48	$4.38	1,514
2011	$94.87	$4.03	1,846
2012	$94.05	$2.75	1,871
2013	$97.98	$3.73	1,705

(1)	Represents the average of the monthly average prices for each of the years presented. Source: U.S. Energy Information Administration, Bloomberg.

(2)	Source: www.bakerhughes.com
Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital spending by E&P companies increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer rig and trucking services, which results in lower hours worked. The following table presents our quarterly rig and trucking hours from 2011 through 2013.

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(3)
	U.S.	International(1)	Total(2)
2013:
First Quarter	337,714	114,103	451,817	580,862	62
Second Quarter	365,956	65,280	431,236	559,584	64
Third Quarter	360,112	55,105	415,217	524,513	64
Fourth Quarter	343,626	46,553	390,179	507,636	62
Total 2013	1,407,408	281,041	1,688,449	2,172,595	252
2012:
First Quarter	435,280	84,469	519,749	722,718	64
Second Quarter	428,864	104,656	533,520	685,587	63
Third Quarter	412,998	103,448	516,446	607,480	63
Fourth Quarter	357,628	113,246	470,874	594,770	62
Total 2012	1,634,770	405,819	2,040,589	2,610,555	252
2011:
First Quarter	415,691	52,965	468,656	711,701	64
Second Quarter	426,278	59,384	485,662	776,382	63
Third Quarter	428,236	66,375	494,611	757,550	64
Fourth Quarter	413,052	69,528	482,580	721,411	61
Total 2011	1,683,257	248,252	1,931,509	2,967,044	252

(1)
International rig hours exclude rig hours generated in Argentina, as our Argentina operations were sold in the third quarter of 2012 and are reported as discontinued operations. Argentina hours were 54,625 and 55,972 for the first and second quarters of 2012, respectively. Argentina rig hours were 56,804, 59,255, 59,532 and 50,876 for the first, second, third and fourth quarters of 2011, respectively.

(2)	Total rig hours included U.S. rig hours and international rig hours, as described in footnote (1) above.

(3)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Year Ended December 31, 2013
Our core businesses depend on our customers' willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
Fourth quarter 2013 U.S. revenues were down 6.1% as compared to the third quarter of 2013. Fourth quarter 2013 results were impacted by seasonal effects and multiple severe weather events. Despite these factors, we were able to maintain revenue consistent with expectations heading in to the fourth quarter as a growing customer base and certain customers returning to work in the last few weeks of the quarter to offset severe weather helped mitigate further revenue declines.
Fourth quarter 2013 international revenues were down 14.5% compared to third quarter 2013. Our International results were impacted by the continued activity slowdown in the North Region of Mexico, our principal operating region. Our prior expectation, based on indications from senior Pemex officials was that some activity would return in our operating regions in the fourth quarter as Pemex prepared for a return to normal activity levels in 2014. During the fourth quarter of 2013, the Mexican government ratified energy reform that, amongst many other facets, required Pemex to submit proposals for assets it wishes to operate in the future in a process known as "Round Zero". Operations in the North Region effectively ceased as energy reform emerged and Round Zero commenced.
Market Outlook
We continue to position Key to thrive in a flat market through balanced service offerings across the wells' life, giving Key exposure to unconventional horizontal well and legacy vertical well activities. We believe that the high value service we provide across the well life cycle yields many incremental opportunities for Key.
As we look to 2014 U.S. customer capital spending and market activity, we are seeing positive demand signals from many of our customers and have seen the pace of inquiries for our services increase during 2014. We expect the horizontal oil well count to continue to increase, especially in the Permian Basin, and we believe we are well positioned to benefit from this trend in both our production and completion-driven businesses. We also expect to continue to benefit from our efforts to broaden our customer base and deliver Key's value proposition to a new band of customers which should allow us to further expand our base of business. We believe the improvements in our cost structure over the course of 2013 and our effort to increase utilization with our existing assets should allow Key to improve returns in our U.S. segment.
Internationally, we are taking the necessary actions to insulate ourselves from further losses and allow us to operate profitably as we await the benefits of Mexican energy reform. We plan to redeploy approximately two dozen of our 41 rigs in Mexico back to the U.S. during 2014 which will reduce our fixed cost structure internationally. We believe that activity will improve in the North Region of Mexico once the National Hydrocarbons Commission approves the assets which Pemex will continue to manage. Until such time, we expect to achieve cash-flow breakeven in our International segment during 2014 which will help mitigate losses in our consolidated business while maintaining option value for when activity in Mexico returns.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table shows our consolidated results of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
REVENUES	$1,591,676	$1,960,070	$1,729,211
COSTS AND EXPENSES:
Direct operating expenses	1,114,462	1,308,845	1,085,190
Depreciation and amortization expense	225,297	213,783	166,946
General and administrative expenses	221,753	230,496	223,299
Operating income	30,164	206,946	253,776
Loss on early extinguishment of debt	—	—	46,451
Interest expense, net of amounts capitalized	55,204	53,566	40,849
Other income, net	(803)	(6,649)	(8,977)
Income (loss) from continuing operations before tax	(24,237)	160,029	175,453
Income tax (expense) benefit	3,064	(57,352)	(64,117)
Income (loss) from continuing operations	(21,173)	102,677	111,336
Loss from discontinued operations, net of tax	—	(93,568)	(10,681)
Net income (loss)	(21,173)	9,109	100,655
Income (loss) attributable to noncontrolling interest	595	1,487	(806)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(21,768)	$7,622	$101,461
Years Ended December 31, 2013 and 2012
For the year ended December 31, 2013, our operating income was $30.2 million, compared to $206.9 million for the year ended December 31, 2012. Loss per diluted share was $0.14 for the year ended December 31, 2013 compared to $0.05 income per diluted share for the year ended December 31, 2012.
Revenues
Our revenues for the year ended December 31, 2013 decreased $368.4 million, or 18.8%, to $1.59 billion from $1.96 billion for the year ended December 31, 2012, primarily due to lower demand for our rig-based services in oil markets and overall weaker economic conditions affecting both our domestic and international operations. See “Segment Operating Results — Years Ended December 31, 2013 and 2012” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses decreased $194.4 million, or 14.9%, to $1.1 billion (70.0% of revenues) for the year ended December 31, 2013, compared to $1.3 billion (66.8% of revenues) for the year ended December 31, 2012. The decrease was a direct result of activity decreases in our business and improved operating efficiencies in our rig-based services and coiled tubing services. The operating efficiencies were partially offset by charges of $6.3 million primarily associated with severance costs, $2.3 million of costs primarily associated with rig mobilizations from the North Region of Mexico to the South Region of Mexico and to other countries, including the U.S., and $1.9 million of lease cancellation fees which caused direct operating expenses as a percentage of revenue to be higher in 2013 than 2012. See “Segment Operating Results — Years Ended December 31, 2013 and 2012” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased $11.5 million, or 5.4%, to $225.3 million (14.2% of revenues) for the year ended December 31, 2013, compared to $213.8 million (10.9% of revenues) for the year ended December 31, 2012. The increase is primarily attributable to the 2013 impact of increased capital expenditures in 2012.

General and administrative expenses
General and administrative expenses decreased $8.7 million, or 3.8%, to $221.8 million (13.9% of revenues) for the year ended December 31, 2013, compared to $230.5 million (11.8% of revenues) for the year ended December 31, 2012. The decrease is primarily related to lower third party consulting fees partially offset by a $2.2 million charge associated with the retirement of an executive recorded during first quarter of 2013 and $2.2 million of expenses primarily associated with severance costs recorded during the second quarter of 2013.
Interest expense, net of amounts capitalized
Interest expense increased $1.6 million to $55.2 million (3.5% of revenues), for the year ended December 31, 2013, compared to $53.6 million (2.7% of revenues) for the year ended December 31, 2012. Interest expense for the year ended December 31, 2013 increased due to the issuance of the additional $200 million aggregate principal amount of 2021 Notes (as defined below) during March 2012.
Other income, net
During the year ended December 31, 2013, we recognized other income, net, of $0.8 million, compared to $6.6 million for the year ended December 31, 2012. Our foreign exchange (gain) loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar. The table below presents comparative detailed information about other income, net at December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Interest income	$(220)	$(46)
Foreign exchange (gain) loss	834	(4,726)
Other, net	(1,417)	(1,877)
Total	$(803)	$(6,649)
Income tax (expense) benefit
Our income tax benefit on continuing operations was $3.1 million (12.6% effective rate) on pre-tax loss of $24.2 million for the year ended December 31, 2013, compared to an income tax expense of $57.4 million (35.8% effective rate) on a pre-tax income of $160.0 million for the year ended December 31, 2012. Our effective tax rates differ from the statutory rate of 35% primarily because of state, local and foreign income taxes, and the tax effects of permanent items attributable to book-tax differences.
Discontinued operations
Our net loss from discontinued operations for the year ended December 31, 2013 was zero compared to $93.6 million for the year ended December 31, 2012. The 2012 loss is related to our Argentina business, which was sold in September 2012. Included in the loss from discontinued operations is a pre-tax loss of $85.8 million, which includes a noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in accumulated other comprehensive loss. For further discussion see “Note 3. Discontinued Operations” in “Item 8. Financial Statements and Supplementary Data.”
Noncontrolling interest
For the year ended December 31, 2013, we allocated $0.6 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to income of $1.5 million for the year ended December 31, 2012. The decrease in income allocated to noncontrolling interest holders is due to our acquisition of our remaining noncontrolling interests in 2013 resulting in less income being allocated to noncontrolling interests holders.
Years Ended December 31, 2012 and 2011
For the year ended December 31, 2012, our operating income was $207.0 million, compared to $253.8 million for the year ended December 31, 2011. Income per diluted share was $0.05 for the year ended December 31, 2012 compared to $0.69 per diluted share for the year ended December 31, 2011. Income and income per share during 2011 was impacted by our loss on the early extinguishment of debt.

Revenues
Our revenues for the year ended December 31, 2012 increased $230.9 million, or 13.4%, to $1.96 billion from $1.73 billion for the year ended December 31, 2011, primarily due to strong demand for our rig-based services in oil markets, improved pricing and overall economic conditions during the first half of 2012 as well as both domestic and international expansion of our business. See “Segment Operating Results — Years Ended December 31, 2012 and 2011” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses increased $223.7 million, or 20.6%, to $1.3 billion (66.8% of revenues) for the year ended December 31, 2012, compared to $1.1 billion (62.8% of revenues) for the year ended December 31, 2011. We incurred additional costs during the period to relocate assets and personnel from declining natural gas markets to oil markets. In addition, we experienced increased competition in the oil markets we serve giving rise to higher labor costs. See “Segment Operating Results — Years Ended December 31, 2012 and 2011” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense increased $46.8 million, or 28.1%, to $213.8 million (10.9% of revenues) for the year ended December 31, 2012, compared to $166.9 million (9.7% of revenues) for the year ended December 31, 2011. The increase was primarily attributable to the increase in our fixed asset base through our acquisitions during 2011, as well as increased capital expenditures during a portion of 2011 and full year 2012.
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
Loss on early extinguishment of debt
Loss on early extinguishment of debt was zero for the year ended December 31, 2012, compared to $46.5 million for the year ended December 31, 2011, due to our tender offer for and purchase of our 8.375% Senior Notes due 2014 (the “2014 Notes”) and the termination of our prior credit facility during the first quarter of 2011. The loss consisted of the tender premium on the 2014 Notes, as well as transaction fees and the write-off of the unamortized portion of deferred financing costs.
Interest expense, net of amounts capitalized
Interest expense increased $12.7 million to $53.6 million (2.7% of revenues), for the year ended December 31, 2012, compared to $40.8 million (2.4% of revenues) for the year ended December 31, 2011. Overall, interest rates on our debt in 2012 declined compared to 2011 due to our repurchase of the 2014 Notes and the issuance of the 6.75% Senior Notes due 2021 during the first quarter of 2011. However, interest expense for the year ended December 31, 2012 increased due to the issuance of an additional $200.0 million aggregate principal amount of 2021 Notes and a higher outstanding balance under our 2011 Credit Facility.

Other income, net
During the year ended December 31, 2012, we recognized other income, net, of $6.6 million, compared to $9.0 million for the year ended December 31, 2011. In the second quarter of 2011, we sold our equity interest in IROC Energy Services Corp. (“IROC”) and recorded a gain on the sale of $4.8 million. Our foreign exchange gain relates to an increase in U.S. dollar-denominated transactions in our foreign locations and fluctuations in the strength of the U.S. dollar. The table below presents comparative detailed information about other income, net at December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(in thousands)
Interest income	$(46)	$(26)
Foreign exchange gain	(4,726)	(3,058)
Gain on sale of equity method investment	—	(4,783)
Other, net	(1,877)	(1,110)
Total	$(6,649)	$(8,977)
Income tax expense
Our income tax expense on continuing operations was $57.4 million (35.8% effective rate) on pre-tax income of $160.0 million for the year ended December 31, 2012, compared $64.1 million (36.5% effective rate) on a pre-tax income of $175.5 million in 2011. Our effective tax rates differ from the statutory rate of 35% primarily because of state, local and foreign income taxes, and the tax effects of permanent items attributable to book-tax differences.
Discontinued operations
Our net loss from discontinued operations was $93.6 million for the year ended December 31, 2012, compared to $10.7 million for the year ended December 31, 2011. These losses related to our Argentina business, which was sold in September 2012. Included in the loss from discontinued operations for the year ended December 31, 2012 is a pre-tax loss of $85.8 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in Accumulated other comprehensive loss. For further discussion see “Note 3. Discontinued Operations” in “Item 8. Financial Statements and Supplementary Data.”
Noncontrolling interest
For the year ended December 31, 2012, we allocated $1.5 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures compared to a net loss of $0.8 million for the year ended December 31, 2011.
Segment Operating Results
Years Ended December 31, 2013 and 2012
The following table shows operating results for each of our reportable segments for the years ended December 31, 2013 and 2012 (in thousands):
For the year ended December 31, 2013

	U.S.	International	Functional Support	Total
Revenues from external customers	$1,376,969	$214,707	$—	$1,591,676
Operating expenses	1,184,637	241,364	135,511	1,561,512
Operating income (loss)	192,332	(26,657)	(135,511)	30,164
For the year ended December 31, 2012

	U.S.	International	Functional Support	Total
Revenues from external customers	$1,626,768	$333,302	$—	$1,960,070
Operating expenses	1,341,427	270,310	141,387	1,753,124
Operating income (loss)	285,341	62,992	(141,387)	206,946

U.S.
Revenues for our U.S. segment decreased $249.8 million, or 15.4%, to $1.38 billion for the year ended December 31, 2013, compared to $1.63 billion for the year ended December 31, 2012. The decrease for this segment was due to reduced customer spending, lower activity in natural gas markets and increased competition.
Operating expenses for our U.S. segment were $1.18 billion during the year ended December 31, 2013, which represented a decrease of $156.8 million, or 11.7%, compared to $1.34 billion for the year ended December 31, 2012. The decrease was directly attributable to lower activity in oil markets during the period and improved operating efficiencies in Key's rig-based services and coiled tubing services, partially offset by labor cost inefficiencies due to weather related work delays and charge of $1.6 million related to lease cancellation fees.
International
Revenues for our international segment decreased $118.6 million, or 35.6%, to $214.7 million for the year ended December 31, 2013, compared to $333.3 million for the year ended December 31, 2012. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our international segment decreased $28.9 million, or 10.7%, to $241.4 million for the year ended December 31, 2013, compared to $270.3 million for the year ended December 31, 2012. These expenses decreased as a direct result of lower customer activity in Mexico partially offset by charges of $4.8 million primarily associated with severance costs and $2.1 million of costs associated with rig mobilizations from the North Region of Mexico to the South Region of Mexico and to other countries, including the U.S.
Functional support
Operating expenses for our functional support segment decreased $5.9 million, or 4.2%, to $135.5 million (8.5% of consolidated revenues) for the year ended December 31, 2013 compared to $141.4 million (7.2% of consolidated revenues) for the year ended December 31, 2012. The decrease reflects lower consulting fees partially offset by higher severance costs and incentive bonus and equity based compensation accruals.
Years Ended December 31, 2012 and 2011
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
Functional support
Operating expenses for our functional support segment decreased $1.4 million, or 1.0%, to $141.4 million (7.2% of consolidated revenues) for the year ended December 31, 2012 compared to $142.8 million (8.3% of consolidated revenues) for the year ended December 31, 2011. The decrease in costs primarily related to lower bonus and equity based compensation expenses. In addition, prior year expenses were offset by a favorable legal settlement of $5.5 million in which Key Energy Services, Inc. was the plaintiff.
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and borrowings under our senior secured revolving credit facility. We maintain a senior secured credit facility pursuant to a revolving credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents (as amended on July 27, 2011, our “2011 Credit Facility”). Our 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $550.0 million, all of which will mature no later than March 31, 2016. We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.
In 2014, we expect to access available funds under our 2011 Credit Facility to meet our cash requirements for day-to-day operations and in times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity. We believe that our internally generated cash flows from operations, current reserves of cash and availability under our 2011 Credit Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures and debt service for the next twelve months. Under the terms of our 2011 Credit Facility, committed letters of credit count against our borrowing capacity. As of December 31, 2013, we had $85.0 million in borrowings and $54.1 million of letters of credit outstanding under our 2011 Credit Facility, leaving $410.9 million of unused borrowing capacity subject to covenant compliance on the facility.
All obligations under our 2011 Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment. See further discussion under “Debt Service” below.
As of December 31, 2013, our adjusted working capital (working capital excluding the current portion of long-term debt of $3.6 million) was $277.4 million. Adjusted working capital (working capital excluding the current portion of capital lease obligations of $0.4 million) at December 31, 2012 was $285.1 million. Our adjusted working capital decreased during 2013 as a result of decrease in cash and cash equivalents, net receivables and inventory partially offset by decrease in accrued taxes.
As of December 31, 2013, we had $28.3 million of cash, of which approximately $2.5 million was held in the bank accounts of our foreign subsidiaries. As of December 31, 2013, $0.1 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. dollars. We believe that the cash held by our wholly owned foreign subsidiaries could be repatriated for general corporate use without material withholdings.
Cash Flows
During the year ended December 31, 2013, we generated cash flows from operating activities of $228.6 million, compared to $369.7 million for the year ended December 31, 2012. These operating cash inflows primarily relate to net income from continuing operations adjusted for non cash items.
Cash used in investing activities was $160.9 million and $428.7 million for years ended December 31, 2013 and 2012, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Capital expenditures during 2013 primarily relate to replacement assets for our existing fleet and equipment. Additionally, during 2013, we completed the acquisition of the remaining 50% noncontrolling interest in Geostream for $14.6 million. Capital expenditures during 2012 primarily relate to the increased demand for our services compared to 2011 and associated growth initiatives.
Cash used in financing activities was $85.5 million during the year ended December 31, 2013, compared to cash provided by financing activities of $73.9 million during the year ended December 31, 2012. Overall financing cash outflows for 2013 primarily relate to net payments on our 2011 Credit Facility. Overall financing cash inflows for 2012 primarily relate to the proceeds from the issuance of an additional $200.0 million of 2021 Notes, partially offset by net payments on our 2011Credit Facility.
The following table summarizes our cash flows for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$228,643	$369,660
Cash paid for capital expenditures	(164,137)	(447,160)
Proceeds from sale of fixed assets	17,256	17,127
Proceeds received from sale of assets held for sale	600	2,000
Acquisition of the 50% noncontrolling interest in Geostream	(14,600)	—
Investment in Wilayat Key Energy, LLC	—	(676)
Repayments of capital lease obligations	(393)	(1,959)
Proceeds from long-term debt	—	205,000
Proceeds from borrowings on revolving credit facility	220,000	275,000
Repayments on revolving credit facility	(300,000)	(405,000)
Payment of deferred financing costs	(69)	(4,597)
Other financing activities, net	(5,030)	5,502
Effect of changes in exchange rates on cash	87	(4,391)
Net increase (decrease) in cash and cash equivalents	$(17,643)	$10,506
Debt Service
At December 31, 2013, our annual maturities on our indebtedness, consisting only of our 2014 Notes, 2021 Notes and borrowings under our 2011 Credit Facility at year-end, were as follows:

Principal Payments
(in thousands)
2014	$3,573
2015	—
2016	85,000
2017	—
2018 and thereafter	675,000
Total	$763,573
Interest on $675.0 million of our 2021 Notes is due on March 1 and September 1 of each year. Our 2021 Notes mature on September 1, 2021. Interest on the remaining $3.6 million aggregate principal amount of our 2014 Notes is due on June 1 and December 1 of each year. Our 2014 Notes mature on December 1, 2014. Interest paid on our 2014 Notes and 2021 Notes during 2013 and 2012 was $45.9 million and $38.9 million, respectively. We expect to fund interest payments from cash on hand and cash generated by operations.
2014 Notes
On November 29, 2007, we issued $425.0 million aggregate principal amount of 2014 Notes. On March 4, 2011, we repurchased $421.3 million aggregate principal amount of the 2014 Notes at a purchase price of $1,090 per $1,000 principal amount. On March 15, 2011, we repurchased an additional $0.1 million aggregate principal amount at a purchase price of $1,060 per $1,000 principal amount. In connection with the repurchases of the 2014 Notes, we incurred a loss of $44.3 million on the early extinguishment of debt related to the premium paid on the tender, the payment of related fees and the write-off of unamortized loan fees.

2021 Notes
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
In addition, at any time and from time to time prior to March 1, 2016, we may, at our option, redeem all or a portion of the 2021 Notes at a redemption price equal to 100% of the principal amount plus a premium with respect to the 2021 Notes plus accrued and unpaid interest to the redemption date. The premium is the excess of (i) the present value of the redemption price of 103.375 of the principal amount, plus all remaining scheduled interest payments due through March 1, 2016 discounted at the treasury rate plus 0.50% over (ii) the principal amount of the note. If we experience a change of control, subject to certain exceptions, we must give holders of the 2021 Notes the opportunity to sell to us their 2021 Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of purchase.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2013, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with all covenants at December 31, 2013.
2011 Credit Facility
Our 2011 Credit Facility is an important source of liquidity for us. Our 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility totaling $550 million, all of which will mature no later than March 31, 2016. The maximum amount that we may borrow under the facility may be subject to limitation due to the operation of the covenants contained in the facility. Our 2011 Credit Facility allows us to request increases in the total commitments under the facility by up to $100.0 million in the aggregate in part or in full anytime during the term of our 2011 Credit Facility, with any such increases being subject to compliance with the restrictive covenants in our 2011 Credit Facility and in the Indenture, as well as lender approval.
We capitalized $4.9 million of financing costs in connection with the execution of our 2011 Credit Facility and an additional $1.4 million related to a subsequent amendment that will be amortized over the term of the debt.
Our interest rate per annum applicable to our 2011 Credit Facility is, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans ranges from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in our 2011 Credit Facility. Unused commitment fees on the facility equal 0.50%.
The 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than 45%;

•
our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of our 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

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
In addition, our 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under our 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under our 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equityholders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.
We were in compliance with these covenants at December 31, 2013. We may prepay our 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of December 31, 2013, we had borrowings of $85.0 million under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $410.9 million of undrawn borrowing capacity, subject to covenant compliance on the facility, under our 2011 Credit Facility. For the years ended December 31, 2013 and 2012, the weighted average interest rates on the outstanding borrowings under our 2011 Credit Facility was 2.76% and 2.71%, respectively.

Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of December 31, 2013, $4.8 million of letters of credit were outstanding leaving $10.2 million of unused borrowing capacity under the facility.
Capital Lease Agreements
From time to time, we lease equipment, such as vehicles, tractors, trailers, frac tanks and forklifts, from financial institutions under master lease agreements. As of December 31, 2013, no capital leases were outstanding.
Off-Balance Sheet Arrangements
At December 31, 2013, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Set forth below is a summary of our contractual obligations as of December 31, 2013. The obligations we pay in future periods reflect certain assumptions, including variability in interest rates on our variable-rate obligations and the duration of our obligations, and actual payments in future periods may vary.

	Payments Due by Period
	Total	Less than 1 Year (2014)	1-3 Years (2015-2017)	4-5 Years (2018-2019)	After 5 Years (2020+)
	(in thousands)
2014 Notes	3,573	3,573	—	—	—
2021 Notes	675,000	—	—	—	675,000
Interest associated with 2014 and 2021 Notes	345,950	45,862	136,812	91,125	72,151
Borrowings under 2011 Credit Facility	85,000	—	85,000	—	—
Interest associated with 2011 Credit Facility(1)	5,506	2,448	3,058	—	—
Commitment and availability fees associated with 2011 Credit Facility	6,677	2,054	4,623	—	—
Non-cancelable operating leases	50,135	18,723	25,086	3,987	2,339
Liabilities for uncertain tax positions	935	442	493	—	—
Equity based compensation liability awards(2)	1,232	1,232	—	—	—
Total	$1,174,008	$74,334	$255,072	$95,112	$749,490

(1)	Based on interest rates in effect at December 31, 2013.

(2)	Based on our closing stock price at December 31, 2013.
Debt Compliance
At December 31, 2013, we were in compliance with all the financial covenants under our 2011 Credit Facility, our 2014 Notes and 2021 Notes. Based on management’s current projections, we expect to be in compliance with all the covenants under our 2011 Credit Facility, 2014 Notes and 2021 Notes for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. See “Item 1A. Risk Factors.”

Capital Expenditures
During the year ended December 31, 2013, our capital expenditures totaled $164.1 million, primarily related to the ongoing replacement to our rig service fleet, including the addition of forty-seven rigs, coiled tubing units, fluid transportation equipment and rental equipment including drill pipe. Our capital expenditure plan for 2014 of $198 million is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2014 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2014 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2014 to increase market share or expand our presence into a new market. We currently anticipate funding our 2014 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Acquisitions
Geostream
On April 9, 2013, we completed the acquisition of the remaining 50% noncontrolling interest in Geostream for $14.6 million. We now own 100% of Geostream.
AlMansoori Key Energy Services, LCC
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
Other
In January 2011, we acquired, through purchase or lease, 10 SWD wells from Equity Energy Company for approximately $14.3 million. Most of these SWD wells are located in North Dakota.
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
We have historically evaluated our goodwill for impairment one level below the reporting segment level, at the reporting unit level, annually as of December 31 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (ASC) Topic 350. In the third quarter of 2013, we changed the date of our annual assessment of goodwill impairment to October 1 of each year. The change in the assessment date does not delay, accelerate, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. We believe that the change in date aligns with our planning cycle, which should create a synergy and allow the goodwill impairment analysis to be embedded with the projection of future results for business planning purposes. We believe this will enhance the quality of the goodwill impairment analysis. Also, the change in date allows us more time to identify and respond to any issues noted in the analysis before finalization of SEC filings, which will improve the quality of financial reporting. As such, the Company has prospectively applied the change in annual goodwill impairment testing date beginning in the fourth quarter of 2013.
We conducted our annual impairment test for goodwill and other intangible assets not subject to amortization as of October 1, 2013. In determining the fair value of our reporting units, we use a weighted-average approach of three commonly used valuation techniques — a discounted cash flow method, a guideline companies method, and a similar transactions method. We assigned a weight to the results of each of these methods based on the facts and circumstances that are in existence for that testing period. We assigned more weight to the discounted cash flow method as we believe it is more representative of the future of the business.
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

While this test is required on an annual basis, it can also be required more frequently based on changes in external factors or other triggering events. We conducted our most recent annual test for impairment of our goodwill and other indefinite-lived intangible assets as of October 1, 2013. On that date, our reporting units for the purposes of impairment testing were rig-based services, fluid management services, coiled tubing services, fishing and rental services and our Russian and Canadian reporting units. Our goodwill by reporting unit as of December 31, 2013 is as follows (in thousands, except for percentages):

U.S.
Rig-Based Services	$283,401	45%
Coiled Tubing Services	102,799	16%
Fishing and Rental Services	173,463	28%
Fluid Management Services	19,301	3%
Functional Support	18,493	3%
Subtotal	597,457	95%
International
Canada	4,381	1%
Russia	23,037	4%
Subtotal	27,418	5%
Total	$624,875	100%
We also have intangible assets that are not amortized of $5.1 million and $8.5 million related to our fishing and rental services reporting unit and our Russian reporting unit, respectively. These tradenames are tested for impairment annually using a relief from royalty method.
We performed our qualitative analysis of goodwill impairment as of October 1, 2013. Based on this analysis, our Canadian reporting unit did not have a triggering event that would indicate it was “more likely than not” that the carrying value of this reporting unit was higher than its fair value. However, we determined it was necessary to perform the first step of the goodwill impairment test for our rig services, fluid management services, coiled tubing services, fishing and rental services and Russian reporting units. Under the first step of the goodwill impairment test, we compared the fair value of each reporting unit to its carrying amount, including goodwill. Based on the results of step 1, the fair value of our rig-based services, fluid management services, coiled tubing services, fishing and rental services and our Russian reporting units exceeded their carrying value by 11%, 4%, 19%, 21% and 86%, respectively. A key assumption in our model was our forecast of increased revenue for 2014 for rig-based services, fluid management services and fishing and rental services, followed by nominal revenue increases through 2018. We anticipate our coiled tubing services and Russian reporting units to have increased revenue in future years. Potential events that could affect this assumption include the level of development, exploration and production activity of, and corresponding capital spending by, oil and natural gas companies in Russia, oil and natural gas production costs, government regulations and conditions in the worldwide oil and natural gas industry. Other possible factors that could affect this assumption are the ability to acquire and deploy additional assets and deployment of these assets into the region. Because the fair value of the reporting units exceeded their carrying values, we determined that no impairment of our goodwill associated with our reporting units existed as of October 1, 2013, and that step two of the impairment test was not required.
As noted above, the determination of the fair value of our reporting units is heavily dependent upon certain estimates and assumptions that we make about our reporting units. While the estimates and assumptions that we made regarding our reporting units for our 2013 annual test indicated that the fair values of the reporting units exceeded their carrying values, and although we believe that our estimates and assumptions are reasonable, it is possible that changes in those estimates and assumptions could impact the determination of the fair value of our reporting units. Discount rates we use in future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Additionally, our future projected cash flows for our reporting units could significantly impact the fair value of our reporting units, and if our current projections about our future activity levels, pricing, and cost structure are inaccurate, the fair value of our reporting units could change materially. If the current overall economy further declines or if there is a significant and rapid adverse change in our business in the near- or mid-term for any of our reporting units, our current estimates of the fair value of our reporting units could decrease significantly, leading to possible impairment charges in future periods. Based on our current knowledge and beliefs, we do not think that material adverse changes to our current estimates and assumptions such that our rig-based services, coiled tubing services, fishing and rental services and our Russian reporting units would fail step one of the impairment test are reasonably possible. Based on the forecast for fluid management services, which has a cushion of four percent, we expect the business will show a rebound of growth in 2014 and future years thus we do not anticipate an impairment.

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
We did not identify any trigger events causing us to test our tangible and finite-lived intangible assets for impairment during the years ended December 31, 2013, 2012 and 2011.
Valuation of Equity-Based Compensation
We have granted stock options, stock-settled stock appreciation rights (“SARs”), restricted stock (“RSAs” and “RSUs”), phantom shares and performance units to our employees and non-employee directors. The option and SAR awards we grant are fair valued using a Black-Scholes option model on the grant date and are amortized to compensation expense over the vesting period of the option or SAR award, net of estimated and actual forfeitures. Compensation related to RSAs and RSUs is based on the fair value of the award on the grant date and is recognized based on the vesting requirements that have been satisfied during the period. Phantom shares are accounted for at fair value, and changes in the fair value of these awards are recorded as compensation expense during the period. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. See “Note 20. Share Based Compensation” in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of performance units measurement.
In utilizing the Black-Scholes option pricing model to determine fair values of awards, certain assumptions are made which are based on subjective expectations, and are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility in the price of our common stock, the risk-free interest rate and the expected life of awards. We did not grant any stock options during the years ended December 31, 2013, 2012 and 2011.
New Accounting Standards Adopted in this Report
There are no new accounting standards that have been adopted or not yet adopted in this report.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates, foreign currency exchange rates and equity prices that could impact our financial position, results of operations and cash flows. We manage our exposure to these risks through regular operating and financing activities, and may, on a limited basis, use derivative financial instruments to manage this risk. Derivative financial instruments were not used in the years ended December 31, 2013, 2012 and 2011. To the extent that we use such derivative financial instruments, we will use them only as risk management tools and not for speculative investment purposes.
Interest Rate Risk
As of December 31, 2013, we had outstanding $675.0 million of 2021 Notes and $3.6 million of 2014 Notes. These notes are fixed-rate obligations, and as such do not subject us to risks associated with changes in interest rates. Borrowings under our 2011 Credit Facility bear interest at variable interest rates, and therefore expose us to interest rate risk. As of December 31, 2013, the weighted average interest rates on our outstanding variable-rate debt obligations was 2.88%. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by $0.2 million.
Foreign Currency Risk
As of December 31, 2013, we conduct operations in Mexico, Colombia, Ecuador, the Middle East and Russia. We also have a Canadian subsidiary. As of December 31, 2011, the functional currency for Mexico, Russia and Canada was the local currency and the functional currency for Colombia and the Middle East was the U. S. dollar. Due to significant changes in economic facts and circumstances, the functional currency for Mexico and Canada was changed to the U.S. dollar effective

January 1, 2012. For balances denominated in our Russian subsidiaries’ local currency, changes in the value of their assets and liabilities due to changes in exchange rates are deferred and accumulated in other comprehensive income until we liquidate our investment. Our Russian foreign subsidiaries must remeasure their account balances at the end of each period to an equivalent amount of local currency, with changes reflected in earnings during the period. A hypothetical 10% decrease in the average value of the U.S. dollar relative to the value of the local currency for our Russian subsidiaries would increase our net income by $0.1 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Key Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Key Energy Services, Inc.
We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Energy Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Houston, Texas
February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Key Energy Services, Inc.
We have audited the internal control over financial reporting of Key Energy Services, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 25, 2014 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 25, 2014

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$28,306	$45,949
Accounts receivable, net of allowance for doubtful accounts of $766 and $2,860	348,966	404,390
Inventories	32,335	38,622
Other current assets	96,546	100,833
Total current assets	506,153	589,794
Property and equipment, gross	2,606,738	2,528,578
Accumulated depreciation	(1,241,092)	(1,091,904)
Property and equipment, net	1,365,646	1,436,674
Goodwill	624,875	626,481
Other intangible assets, net	41,146	60,905
Deferred financing costs, net	13,897	16,628
Deposits	1,533	7,339
Equity method investments	962	966
Other assets	33,258	22,801
TOTAL ASSETS	$2,587,470	$2,761,588
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,826	$104,073
Other current liabilities	169,945	200,630
Current portion of capital lease obligations	—	393
Current portion of long-term debt	3,573	—
Total current liabilities	232,344	305,096
Long-term debt	763,981	848,110
Workers’ compensation, vehicular and health insurance liabilities	29,944	33,676
Deferred tax liabilities	284,453	259,453
Other non-current accrued liabilities	25,655	27,921
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 152,331,006 and 151,069,609 shares issued and outstanding	15,233	15,108
Additional paid-in capital	953,306	925,132
Accumulated other comprehensive loss	(15,414)	(6,148)
Retained earnings	297,968	319,736
Total equity attributable to Key	1,251,093	1,253,828
Noncontrolling interest	—	33,504
Total equity	1,251,093	1,287,332
TOTAL LIABILITIES AND EQUITY	$2,587,470	$2,761,588
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
REVENUES	$1,591,676	$1,960,070	$1,729,211
COSTS AND EXPENSES:
Direct operating expenses	1,114,462	1,308,845	1,085,190
Depreciation and amortization expense	225,297	213,783	166,946
General and administrative expenses	221,753	230,496	223,299
Operating income	30,164	206,946	253,776
Loss on early extinguishment of debt	—	—	46,451
Interest expense, net of amounts capitalized	55,204	53,566	40,849
Other income, net	(803)	(6,649)	(8,977)
Income (loss) from continuing operations before tax	(24,237)	160,029	175,453
Income tax (expense) benefit	3,064	(57,352)	(64,117)
Income (loss) from continuing operations	(21,173)	102,677	111,336
Loss from discontinued operations, net of tax	—	(93,568)	(10,681)
Net income (loss)	(21,173)	9,109	100,655
Income (loss) attributable to noncontrolling interest	595	1,487	(806)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(21,768)	$7,622	$101,461
Earnings (loss) per share from continuing operations attributable to Key:
Basic	$(0.14)	$0.67	$0.77
Diluted	$(0.14)	$0.67	$0.76
Loss per share from discontinued operations:
Basic	$—	$(0.62)	$(0.07)
Diluted	$—	$(0.62)	$(0.07)
Earnings (loss) per share attributable to Key:
Basic	$(0.14)	$0.05	$0.70
Diluted	$(0.14)	$0.05	$0.69
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$(21,173)	$102,677	$111,336
Income (loss) attributable to noncontrolling interest	595	1,487	(806)
Income (loss) from continuing operations attributable to Key	$(21,768)	$101,190	$112,142
Weighted Average Shares Outstanding:
Basic	152,271	151,106	145,909
Diluted	152,271	151,125	146,217
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(21,173)	$102,677	$111,336
Other comprehensive income (loss), net of tax:
Foreign currency translation income (loss), net of tax of $0, $0, and $734	(5,607)	1,933	(7,194)
Reclassification adjustment for sales of foreign subsidiaries	—	51,892	—
Gain on sale of equity method investment, net of tax of $0, $0, and $(410)	—	—	1,061
Total other comprehensive income (loss), net of tax	(5,607)	53,825	(6,133)
COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	(26,780)	156,502	105,203
Comprehensive loss from discontinued operations, net of tax	—	(93,568)	(13,081)
COMPREHENSIVE INCOME (LOSS)	(26,780)	62,934	92,122
Comprehensive (income) loss attributable to noncontrolling interest	96	(3,229)	2,442
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$(26,684)	$59,705	$94,564
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(21,173)	$9,109	$100,655
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	225,297	213,783	169,604
Asset retirements and impairments	—	84,732	—
Bad debt expense	634	1,299	2,559
Accretion of asset retirement obligations	604	594	594
(Income) loss from equity method investments	447	926	(266)
Gain on sale of equity method investment	—	—	(4,783)
Amortization of deferred financing costs and premium on debt	2,244	2,664	2,150
Deferred income tax expense (benefit)	(11,929)	35,998	85,792
Capitalized interest	(607)	(1,314)	(1,735)
(Gain) loss on disposal of assets, net	(2,972)	1,661	(3,726)
Loss on early extinguishment of debt	—	—	46,451
Share-based compensation	13,785	13,306	15,609
Excess tax expense (benefit) from share-based compensation	1,848	(4,085)	(4,859)
Changes in working capital:
Accounts receivable	54,003	(15,409)	(152,771)
Other current assets	5,915	(42,558)	(22,110)
Accounts payable and accrued liabilities	(82,318)	60,665	3,720
Share-based compensation liability awards	954	1,555	385
Other assets and liabilities	41,911	6,734	(48,964)
Net cash provided by operating activities	228,643	369,660	188,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(164,137)	(447,160)	(359,097)
Proceeds from sale of fixed assets	17,256	17,127	14,100
Proceeds from sale of assets held for sale	600	2,000	—
Acquisitions, net of cash acquired of $0, $0 and $886, respectively	—	—	(187,058)
Acquisition of the 50% noncontrolling interest in Geostream	(14,600)	—	—
Investment in Wilayat Key Energy, LLC	—	(676)	—
Proceeds from sale of equity method investment	—	—	11,965
Net cash used in investing activities	(160,881)	(428,709)	(520,090)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	—	(421,427)
Payment of bond tender premium	—	—	(39,082)
Proceeds from long-term debt	—	205,000	475,000
Repayments of capital lease obligations	(393)	(1,959)	(4,016)
Proceeds from borrowings on revolving credit facility	220,000	275,000	418,000
Repayments on revolving credit facility	(300,000)	(405,000)	(123,000)
Payment of deferred financing costs	(69)	(4,597)	(16,485)
Repurchases of common stock	(3,196)	(7,519)	(5,681)
Proceeds from exercise of stock options and warrants	14	901	8,000
Excess tax (expense) benefit from share-based compensation	(1,848)	4,085	4,859
Other financing activities	—	8,035	9,916
Net cash provided by (used in) financing activities	(85,492)	73,946	306,084
Effect of changes in exchange rates on cash	87	(4,391)	4,516
Net increase (decrease) in cash and cash equivalents	(17,643)	10,506	(21,185)
Cash and cash equivalents, beginning of period	45,949	35,443	56,628
Cash and cash equivalents, end of period	$28,306	$45,949	$35,443
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCKHOLDERS					Noncontrolling Interest	Total
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Number of Shares	Amount at par
	(in thousands, except per share data)
BALANCE AT DECEMBER 31, 2010	141,656	$14,166	$775,601	$(51,334)	$210,653	$32,717	$981,803
Foreign currency translation				(5,558)	—	(1,636)	(7,194)
Foreign currency impact on sale of Argentina (Note 3)	—	—	—	(2,400)	—	—	(2,400)
Common stock purchases	(384)	(39)	(5,642)	—	—	—	(5,681)
Exercise of stock options and warrants	728	73	7,927	—	—	—	8,000
Issuance of shares in acquisition	7,549	755	117,164	—	—	—	117,919
Share-based compensation	1,184	118	15,491	—	—	—	15,609
Tax benefit from share-based compensation	—	—	4,859		—	—	4,859
Foreign currency impact of sale of equity investment, net of tax (Note 12)	—	—	—	1,061	—	—	1,061
Net income (loss)	—	—	—	—	101,461	(806)	100,655
BALANCE AT DECEMBER 31, 2011	150,733	15,073	915,400	(58,231)	312,114	30,275	1,214,631
Foreign currency translation	—	—	—	191	—	1,742	1,933
Foreign currency impact on sale of Argentina (Note 3)	—	—	—	51,892	—	—	51,892
Common stock purchases	(483)	(48)	(7,471)	—	—	—	(7,519)
Exercise of stock options and warrants	100	10	891	—	—	—	901
Share-based compensation	788	80	13,226	—	—	—	13,306
Tax benefit from share-based compensation	—	—	4,085	—	—	—	4,085
Shares surrendered	(68)	(7)	(999)	—	—	—	(1,006)
Net income	—	—	—	—	7,622	1,487	9,109
BALANCE AT DECEMBER 31, 2012	151,070	15,108	925,132	(6,148)	319,736	33,504	1,287,332
Foreign currency translation	—	—	—	(4,916)	—	(691)	(5,607)
Common stock purchases	(416)	(42)	(3,154)	—	—	—	(3,196)
Exercise of stock options	4	—	14	—	—	—	14
Share-based compensation	1,673	167	13,618	—	—	—	13,785
Tax expense from share-based compensation	—	—	(1,848)	—	—	—	(1,848)
Acquisition of the 50% noncontrolling interest in Geostream (Note 2)	—	—	22,432	(4,350)	—	(31,196)	(13,114)
Acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC (Note 2)	—	—	(2,888)	—	—	(2,212)	(5,100)
Net income (loss)	—	—	—	—	(21,768)	595	(21,173)
BALANCE AT DECEMBER 31, 2013	152,331	$15,233	$953,306	$(15,414)	$297,968	$—	$1,251,093
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Key Energy Services, Inc., its wholly owned subsidiaries and its controlled subsidiaries (collectively, “Key,” the “Company,” “we,” “us” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
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
On February 17, 2012, the Company announced its decision to sell its business and operations in Argentina (the “Argentina business”) and on September 14, 2012 completed the sale of the Argentina business. In accordance with applicable accounting requirements and guidance, the Company has reclassified and presented the Argentina business as a discontinued operation for the 2011 and 2012 periods.
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
Cash and Cash Equivalents
We consider short-term investments with an original maturity of less than three months to be cash equivalents. At December 31, 2013, we have not entered into any compensating balance arrangements, but all of our obligations under our 2011 Credit Facility (as defined below) with a syndicate of banks of which JPMorgan Chase Bank, N.A. is the administrative agent were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.
We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2013, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and substantially all of our accounts held deposits in excess of the FDIC limits.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2013, Chevron Texaco Exploration and Production accounted for 15% of our consolidated revenue. During the year ended December 31, 2012, Pemex and Occidental Petroleum Corporation accounted for 12% and 10% of our consolidated revenue, respectively. No other customer accounted for more than 10% of our consolidated revenue in 2013 or 2012. No single customer accounted for more than 10% of our consolidated revenue during the year ended December 31, 2011.
Receivables outstanding from Pemex were approximately 19% and 31% of our total accounts receivable as of December 31, 2013 and 2012, respectively. No other customer accounted for more than 10% of our total accounts receivable as of December 31, 2013 and 2012.
Inventories
Inventories, which consist primarily of equipment parts and spares for use in our operations and supplies held for consumption, are valued at the lower of average cost or market.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $206.2 million, $190.5 million and $145.7 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.
As of December 31, 2013, the estimated useful lives of our asset classes are as follows:

Description	Years
Well service rigs and components	3-15
Oilfield trucks, vehicles and related equipment	5-10
Coiled tubing units and equipment	10-12
Fishing and rental tools, tubulars and pressure control equipment	3-10
Disposal wells	15-30
Furniture and equipment	3-7
Buildings and improvements	15-30
From time to time, we lease certain of our operating assets under capital lease obligations whose terms run from 55 to 60 months. These assets are depreciated over their estimated useful lives or the term of the capital lease obligation, whichever is shorter.
A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We would record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. We did not identify any triggering events or record any asset impairments during 2013, 2012 or 2011.
Asset Retirement Obligations
We recognize a liability for the fair value of all legal obligations associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset. We depreciate the additional cost over the estimated useful life of the assets. Our obligations to perform our asset retirement activities are unconditional, despite the uncertainties that may exist surrounding an individual retirement activity. Accordingly, we recognize a liability for the fair value of a conditional asset

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retirement obligation if the fair value can be reasonably estimated. In determining the fair value, we examine the inputs that we believe a market participant would use if we were to transfer the liability. We probability-weight the potential costs a third-party would charge, adjust the cost for inflation for the estimated life of the asset, and discount this cost using our credit adjusted risk free rate. Significant judgment is involved in estimating future cash flows associated with such obligations, as well as the ultimate timing of those cash flows. If our estimates of the amount or timing of the cash flows change, such changes may have a material impact on our results of operations. See “Note 11. Asset Retirement Obligations.”
Deposits
Due to capacity constraints on equipment manufacturers, we have been required to make advanced payments for certain oilfield service equipment and other items used in the normal course of business. As of December 31, 2013 and December 31, 2012, deposits totaled $1.5 million and $7.3 million, respectively. Deposits as of December 31, 2012 consisted primarily of payments made related to high demand long-lead time items.
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
To assist management in the preparation and analysis of the valuation of our reporting units, we utilize the services of a third-party valuation consultant. The ultimate conclusions of the valuation techniques remain our sole responsibility. The determination of the fair value used in the test is heavily impacted by the market prices of our equity and debt securities, as well as the assumptions and estimates about our future activity levels, profitability and cash flows. We conduct our annual impairment test as of October 1 of each year. For the annual test completed as of October 1, 2013, no impairment of our goodwill was indicated. See “Note 9. Goodwill and Other Intangible Assets,” for further discussion.
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
Earnings Per Share
Basic earnings per common share is determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

increased number of shares that would be outstanding assuming conversion of dilutive outstanding convertible securities using the treasury stock and “as if converted” methods. See “Note 10. Earnings Per Share.”
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
NOTE 2.    ACQUISITIONS
2013 Acquisition of Noncontrolling Interests
Geostream. On October 31, 2008, we acquired a 26% interest Geostream, a limited liability company incorporated in the Russian Federation that provides a wide range of drilling, workover and reservoir engineering services for $17.4 million. On September 1, 2009, we acquired an additional 24% interest for $16.4 million, which brought our total investment in Geostream to 50% and provided us a controlling interest with representation on Geostream's board of directors. We accounted for the second investment as a business combination achieved in stages. The results of Geostream have been included in our consolidated financial statements since the initial acquisition date, with the portion outside of our control forming a noncontrolling interest. On April 9, 2013, we completed the acquisition of the remaining 50% noncontrolling interest in Geostream for $14.6 million. Geostream is now our wholly owned subsidiary. The acquisition was accounted for as an equity transaction. Therefore, our acquisition of the noncontrolling interest in Geostream in the second quarter of 2013 did not result in a gain or loss.
AlMansoori Key Energy Services, LLC. On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services, LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services, LLC, a joint venture under the laws of Abu Dhabi, UAE. The purpose of the joint venture was to engage in conventional workover and drilling services, coiled tubing services, fishing and rental services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. Although AlMansoori held a 51% interest in the joint venture and we held a 49% interest, we held three of the five board of directors seats and a controlling financial interest. In addition, profits and losses of the joint venture were shared on equal terms and in equal amounts with AlMansoori. Because the joint venture did not have sufficient resources to carry on its activities without our financial support, we determined it to be a variable interest entity of which we were the primary beneficiary. We consolidated the entity in our financial statements. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC and the acquisition of the underlying business for $5.1 million. The $5.1 million is expected to be paid in 2014 and is recorded in "other current liabilities" in our 2013 consolidated balance sheet. The acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC was accounted for as an equity transaction therefore did not result in a gain or loss.
The effects of changes in our ownership interests in Geostream and AlMansoori Key Energy Services, LLC for the year ended December 31, 2013 were as follows (in thousands):

Net loss attributable to Key	$(21,768)
Transfers from the noncontrolling interests
Increase in Key's paid-in capital for purchase of the 50% noncontrolling interest in Geostream	22,432
Decrease in Key's paid-in capital for purchase of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC	(2,888)
Net transfers from noncontrolling interests	19,544
Change from net loss attributable to Key and transfers from noncontrolling interests	$(2,224)
2011 Acquisitions
Edge Oilfield Services, LLC (“Edge”).  On August 5, 2011, we completed the acquisition of Edge. We accounted for this acquisition as a business combination. The results of operations for Edge have been included in our consolidated financial statements from the acquisition date.

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
The following table summarizes the fair values of the assets acquired and liabilities assumed (in thousands):

Cash	$189,696
Key common stock	117,919
Consideration transferred	307,615
Working capital adjustment	(1,752)
Total	$305,863
The fair value of the 7.5 million common shares issued was $15.62 per share based on the closing price on the acquisition date (August 5, 2011).
The following table summarizes the fair values of the assets acquired and the liabilities assumed (in thousands):

At August 5, 2011:
Cash and cash equivalents	$886
Accounts receivable	21,124
Other current assets	234
Property and equipment	87,185
Intangible assets	49,310
Other long term assets	3,826
Total identifiable assets acquired	162,565
Current liabilities	19,406
Total liabilities assumed	19,406
Net identifiable assets acquired	143,159
Goodwill	162,704
Net assets acquired	$305,863
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

The following represents the pro forma consolidated income statement as if the Edge acquisition had been included in our consolidated results prior to 2011 for the year ended December 31, 2011:

2011
(unaudited) (in thousands, except per share amounts)
REVENUES	$1,803,768
COSTS AND EXPENSES:
Direct operating expenses	1,115,770
Depreciation and amortization expense(1)	176,298
General and administrative expenses(2)	227,652
Operating income	284,048
Loss on early extinguishment of debt	46,451
Interest expense, net of amounts capitalized	42,389
Other income, net	(7,585)
Income from continuing operations before tax	202,793
Income tax expense(3)	(76,169)
Income from continuing operations	126,624
Loss from discontinued operations, net of tax	(10,303)
Net income	116,321
Loss attributable to noncontrolling interest	(806)
INCOME ATTRIBUTABLE TO KEY	$117,127
Earnings per share attributable to Key:
Basic	$0.79
Diluted	$0.79
Weighted average shares outstanding(4):
Basic	150,397
Diluted	150,705

(1)
Depreciation and amortization expense has been adjusted to reflect the additional expense that would have been charged assuming the fair value adjustments to property and equipment and intangible assets had been applied prior to 2011.

(2)	Transaction costs of $3.6 million have been removed as these costs would have occurred prior to 2011.

(3)	Income tax expense has been adjusted to reflect applicable corporate tax as if Edge had been acquired and converted from its LLC status prior to 2011.

(4)	Weighted average shares outstanding has been adjusted to reflect the issuance of shares in the Edge transaction as if the transaction occurred prior to 2011.
These unaudited pro forma results, based on assumptions deemed appropriate by management, have been prepared for informational purposes only and are not necessarily indicative of our results if the acquisition had occurred for the year ended December 2011. These amounts have been calculated after applying our accounting policies and adjusting the results of Edge as if these changes had been applied prior to 2011, together with the consequential tax effects.
Equity Energy Company (“EEC”).  In January 2011, we acquired, through purchase or lease, 10 saltwater disposal (“SWD”) wells from EEC for approximately $14.3 million. Most of these SWD wells are located in North Dakota. We accounted for this purchase as an asset acquisition.

NOTE 3.    DISCONTINUED OPERATIONS
In September 2012, we completed the sale of our Argentina operations for approximately $12.5 million, net of transaction costs. The $12.5 million net proceeds from the sale of Argentina operations included $2.0 million received in cash and the balance in notes receivable which was comprised of three sets of non-interest bearing notes for a total of six notes. Of the first set of notes, originally due in September 2013, one note was paid in full and retired, and the second note was restructured with a maturity date of September 16, 2014, payable in thirteen monthly payments. The first four payments totaling $0.6 million, which includes the repayment of the first note, were received in the fourth quarter of 2013 and the remaining nine payments are expected to follow each month thereafter. The maturity dates, payment terms and balances of the remaining two sets of notes did not change. These notes are included in "Other current assets" in our condensed consolidated balance sheets.
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
The following table presents the results of operations for the Argentina business sold in this transaction for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012	2011
	(in thousands)
REVENUES	$75,815	$117,672
COSTS AND EXPENSES:
Direct operating expenses	72,664	111,893
Depreciation and amortization expense	143	2,658
General and administrative expenses	11,232	14,769
Asset retirements and impairments	85,755	—
Operating loss	(93,979)	(11,648)
Interest expense, net of amounts capitalized	168	1,694
Other expense, net	3,725	3,159
Loss before taxes	(97,872)	(16,501)
Income tax benefit	4,304	5,820
Net loss	$(93,568)	$(10,681)

NOTE 4. SEVERANCE, CONTRACT TERMINATION AND MOBILIZATION COSTS
In the second quarter of 2013, we implemented a significant restructuring of our fluid management services and our corporate cost structure to better align them with current market conditions. As a result of this restructuring, we recognized approximately $6.3 million of severance expenses in the second quarter of 2013. The severance costs were based on obligations under our existing severance agreements. Furthermore, we recognized lease cancellation fees of $1.9 million primarily related to our fluid management services. Additionally, in our international business, due to customer spending reductions in Mexico, we began redeploying idle rigs from the North Region of Mexico to higher demand markets, incurring mobilization cost of $2.3 million. These costs are reflected in our consolidated statements of operations and include $8.3 million of direct operating expenses and $2.2 million of general and administrative expenses. On a segment basis, $2.6 million is associated with our U.S. operations, $7.2 million is associated with our international operations and the remaining $0.7 million is associated with our Functional Support segment. The restructuring activities were implemented in the second quarter of 2013 and were completed in the fourth quarter of 2013.

Presented below are the categories of the liabilities recorded in connection with our restructuring by segment and in consolidation:

	Severance	Lease Cancellation Fees	Mobilization Costs	Total
	(in thousands)
U.S.
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	746	1,630	218	2,594
Payment	(724)	—	—	(724)
Balance as of June 30, 2013	22	1,630	218	1,870
Payment	(22)	(571)	(218)	(811)
Balance as of September 30, 2013	—	1,059	—	1,059
Payment	—	(1,059)	—	(1,059)
Balance as of December 31, 2013	$—	$—	$—	$—

International
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	4,843	307	2,077	7,227
Payment	(4,533)	(307)	(1,054)	(5,894)
Balance as of June 30, 2013	310	—	1,023	1,333
Payment	(310)	—	(1,023)	(1,333)
Balance as of September 30, 2013	—	—	—	—
Payment	—	—	—	—
Balance as of December 31, 2013	$—	$—	$—	$—

Functional Support
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	732	—	—	732
Payment	(732)	—	—	(732)
Balance as of June 30, 2013	—	—	—	—
Payment	—	—	—	—
Balance as of September 30, 2013	—	—	—	—
Payment	—	—	—	—
Balance as of December 31, 2013	$—	$—	$—	$—

Consolidated
Balance as of December 31, 2012	$—	$—	$—	$—
Expense	6,321	1,937	2,295	10,553
Payment	(5,989)	(307)	(1,054)	(7,350)
Balance as of June 30, 2013	332	1,630	1,241	3,203
Payment	(332)	(571)	(1,241)	(2,144)
Balance as of September 30, 2013	—	1,059	—	1,059
Payment	—	(1,059)	—	(1,059)
Balance as of December 31, 2013	$—	$—	$—	$—

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.    OTHER BALANCE SHEET INFORMATION

The table below presents comparative detailed information about other current assets at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Other current assets:
Current deferred tax assets	$11,707	$20,026
Prepaid current assets	28,435	27,736
Reinsurance receivable	9,113	10,217
VAT asset	21,683	32,762
Other	25,608	10,092
Total	$96,546	$100,833
The table below presents comparative detailed information about other current liabilities at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$34,956	$31,708
Accrued operating expenditures	36,573	42,137
Income, sales, use and other taxes	37,064	62,709
Self-insurance reserves	32,129	35,742
Accrued interest	15,285	15,301
Accrued insurance premiums	8,049	8,021
Other	5,889	5,012
Total	$169,945	$200,630
The table below presents comparative detailed information about other non-current accrued liabilities at December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012
	(in thousands)
Other non-current accrued liabilities:
Asset retirement obligations	$11,999	$11,659
Environmental liabilities	6,176	4,539
Accrued rent	853	1,424
Accrued sales, use and other taxes	5,552	6,952
Other	1,075	3,347
Total	$25,655	$27,921

NOTE 6.    OTHER INCOME, NET
The table below presents comparative detailed information about our other income and expense from continuing operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest income	$(220)	$(46)	$(26)
Foreign exchange (gain) loss	834	(4,726)	(3,058)
Gain on sale of equity method investment	—	—	(4,783)
Other, net	(1,417)	(1,877)	(1,110)
Total	$(803)	$(6,649)	$(8,977)
NOTE 7.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
The table below presents a rollforward of our allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011:

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
As of December 31, 2013	$2,860	$634	$—	$(2,728)	$766
As of December 31, 2012	8,013	1,299	6	(6,458)	2,860
As of December 31, 2011	7,717	2,559	519	(2,782)	8,013
NOTE 8.     PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2013	2012
	(in thousands)
Major classes of property and equipment:
Oilfield service equipment	$1,960,208	$1,825,707
Disposal wells	87,681	86,970
Motor vehicles	304,244	306,161
Furniture and equipment	122,218	112,828
Buildings and land	86,085	69,158
Work in progress	46,302	127,754
Gross property and equipment	2,606,738	2,528,578
Accumulated depreciation	(1,241,092)	(1,091,904)
Net property and equipment	$1,365,646	$1,436,674
Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. Capitalized interest for the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $1.3 million, and $1.7 million, respectively.

As of December 31, 2013, we have no capital lease obligations. The carrying value of assets acquired under capital leases as of December 31, 2012 is as follows (in thousands):

Values of assets leased under capital lease obligations:
Well servicing equipment	$249
Motor vehicles	37,827
Gross values	38,076
Accumulated depreciation	(33,692)
Carrying value of leased assets	$4,384
Depreciation of assets held under capital leases was $1.9 million, $2.8 million, and $2.8 million for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.
There were no asset impairment charges for the years ended December 31, 2013, 2012 and 2011.
NOTE 9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of our goodwill for the years ended December 31, 2013 and 2012 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2011	$595,049	$27,724	$622,773
Purchase price allocation adjustments, net	2,407	—	2,407
Impact of foreign currency translation	—	1,301	1,301
December 31, 2012	597,456	29,025	626,481
Impact of foreign currency translation	—	(1,606)	(1,606)
December 31, 2013	$597,456	$27,419	$624,875

The components of our other intangible assets as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Noncompete agreements:
Gross carrying value	$9,332	$9,332
Accumulated amortization	(7,104)	(5,022)
Net carrying value	$2,228	$4,310
Patents, trademarks and tradename:
Gross carrying value	$14,039	$14,689
Accumulated amortization	(223)	(410)
Net carrying value	$13,816	$14,279
Customer relationships and contracts:
Gross carrying value	$100,271	$100,481
Accumulated amortization	(78,926)	(62,143)
Net carrying value	$21,345	$38,338
Developed technology:
Gross carrying value	$7,583	$7,583
Accumulated amortization	(3,826)	(3,605)
Net carrying value	$3,757	$3,978
Customer backlog:
Gross carrying value	$779	$779
Accumulated amortization	(779)	(779)
Net carrying value	$—	$—
Total:
Gross carrying value	$132,004	$132,864
Accumulated amortization	(90,858)	(71,959)
Net carrying value	$41,146	$60,905

Amortization expense for our intangible assets with determinable lives was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Noncompete agreements	$2,082	$3,827	$4,154
Patents and trademarks	40	309	202
Customer relationships and contracts	16,726	18,941	15,830
Developed technology	221	221	883
Customer backlog	—	—	162
Total intangible asset amortization expense	$19,069	$23,298	$21,231

Of our intangible assets at December 31, 2013, $13.6 million are indefinite-lived tradenames and not subject to amortization. These tradenames are tested for impairment annually using a relief from royalty method. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		2014	2015	2016	2017	2018
		(in thousands)
Noncompete agreements	0.8	$1,670	$284	$207	$67	$—
Patents and trademarks	4.4	40	40	40	40	17
Customer relationships and contracts	6.0	7,896	5,060	3,437	2,441	1,120
Developed technology	17.0	346	371	371	371	371
Total intangible asset amortization expense		$9,952	$5,755	$4,055	$2,919	$1,508
Certain of our goodwill and intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Additionally, certain of these assets are also subject to purchase accounting adjustments. Purchase accounting adjustments in 2012 relate to the reduction of fixed assets acquired from Edge in 2011. We do not believe the impact of these purchase accounting adjustments is material to our consolidated financial statements for the year ended December 31, 2012.
We have historically evaluated our goodwill for impairment one level below the reporting segment level, at the reporting unit level, annually as of December 31 or more frequently if impairment indicators arose in accordance with Accounting Standards Codification (ASC) Topic 350. In the third quarter of 2013, we changed the date of our annual assessment of goodwill impairment to October 1 of each year. The change in the assessment date does not delay, accelerate, avoid or cause an impairment charge, nor does this change result in adjustments to previously issued financial statements. We believe that the change in date aligns with the our planning cycle, which should create a synergy and allow the goodwill impairment analysis to be embedded with the projection of future results for business planning purposes. We believe this will enhance the quality of the goodwill impairment analysis. Also, the change in date allows us more time to identify and respond to any issues noted in the analysis before finalization of SEC filings, which will improve the quality of financial reporting. As such, the Company has prospectively applied the change in annual goodwill impairment testing date beginning in the fourth quarter of 2013.
We performed our qualitative analysis of goodwill impairment as of October 1, 2013. Based on this analysis, our Canadian reporting unit did not have a triggering event that would indicate it was “more likely than not” that the carrying value of this reporting unit was higher than its fair value. However, we determined it was necessary to perform the first step of the goodwill impairment test for our rig-based services, coiled tubing services, fishing and rental services, fluid management services and Russian reporting units. Under the first step of the goodwill impairment test, we compared the fair value of each reporting unit to its carrying amount, including goodwill. Based on the results of step 1, the fair value of our rig-based services, fluid management services, coiled tubing services, fishing and rental services and our Russian reporting units exceeded their carrying value by 11% , 4% , 19%, 21% and 86%, respectively. A key assumption in our model was our forecast of increased revenue for 2014 for rig-based services, fluid management services and fishing and rental services, followed by nominal revenue increases through 2018. We anticipate our coiled tubing services and Russian reporting units to have increased revenue in future years. Potential events that could affect this assumption include the level of development, exploration and production activity of, and corresponding capital spending by, oil and natural gas companies in Russia, oil and natural gas production costs, government regulations and conditions in the worldwide oil and natural gas industry. Other possible factors that could affect this assumption are the ability to acquire and deploy additional assets and deployment of these assets into the region. Because the fair value of the reporting units exceeded their carrying values, we determined that no impairment of our goodwill associated with our reporting units existed as of October 1, 2013 and that step two of the impairment test was not required.

NOTE 10.    EARNINGS PER SHARE
The following table presents our basic and diluted earnings per share (“EPS”) for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(21,768)	$101,190	$112,142
Loss from discontinued operations, net of tax	—	(93,568)	(10,681)
Income (loss) attributable to Key	$(21,768)	$7,622	$101,461
Denominator
Weighted average shares outstanding	152,271	151,106	145,909
Basic earnings (loss) per share from continuing operations attributable to Key	$(0.14)	$0.67	$0.77
Basic loss per share from discontinued operations	—	(0.62)	(0.07)
Basic earnings (loss) per share attributable to Key	$(0.14)	$0.05	$0.70
Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(21,768)	$101,190	$112,142
Loss from discontinued operations, net of tax	—	(93,568)	(10,681)
Income (loss) attributable to Key	$(21,768)	$7,622	$101,461
Denominator
Weighted average shares outstanding	152,271	151,106	145,909
Stock options	—	19	201
Warrants	—	—	48
Stock appreciation rights	—	—	59
Total	152,271	151,125	146,217
Diluted earnings (loss) per share from continuing operations attributable to Key	$(0.14)	$0.67	$0.76
Diluted loss per share from discontinued operations	—	(0.62)	(0.07)
Diluted earnings (loss) per share attributable to Key	$(0.14)	$0.05	$0.69
Stock options, warrants and SARs are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculation for the year ended December 31, 2013 exclude the potential exercise of 1.7 million stock options and 0.3 million SARs due to net losses from continuing operations. December 31, 2012 and 2011 excludes the potential exercise of 2.0 million and 1.3 million stock options, respectively, because the effect would be anti-dilutive due to the exercise prices exceeding the average price of our stock. The diluted earnings per share calculation for the year ended December 31, 2012 also excluded the potential exercise of 0.4 million SARs, because the effects of such exercises on earnings per share would be anti-dilutive. None of our SARs were anti-dilutive for the year ended December 31, 2011.
There have been no material changes in share amounts subsequent to the balance sheet date that would have a material impact on the earnings per share calculation for the year ended December 31, 2013. However, we issued 0.9 million shares of restricted stock on January 30, 2014.

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
Annual accretion of the assets associated with the asset retirement obligations was $0.6 million for the years ended December 31, 2013, 2012 and 2011. A summary of changes in our asset retirement obligations is as follows (in thousands):

Balance at December 31, 2011	$11,928
Additions	—
Costs incurred	(251)
Accretion expense	594
Disposals	(612)
Balance at December 31, 2012	11,659
Additions	174
Costs incurred	(135)
Accretion expense	604
Disposals	(303)
Balance at December 31, 2013	$11,999
NOTE 12.    EQUITY METHOD INVESTMENTS
IROC Energy Services Corp.
In April 2011, we sold all of our equity interest (approximately 8.7 million shares) in IROC Energy Services Corp., an Alberta-based oilfield services company, for $12.0 million, net of fees. We recorded a net gain on this sale of $4.8 million (including the write-off of the cumulative translation adjustment of $1.1 million, net of tax) during the second quarter of 2011, as the proceeds received exceeded the carrying value of our investment.
Other
As of December 31, 2013, we have other equity method investments that are not material on a combined basis.
NOTE 13.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2013 and 2012.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities.  These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable — Argentina operations sale	$12,355	$12,355	$12,955	$12,955
Financial liabilities:
6.75% Senior Notes	$675,000	$690,390	$675,000	$680,510
8.375% Senior Notes	3,573	3,627	3,573	3,656
Credit Facility revolving loans	85,000	85,000	165,000	165,000
Notes receivable — Argentina operations sale. The fair value of these notes are based upon the quoted market Treasury rates as of the dates indicated. The carrying values of these items approximate their fair values due to the maturity dates rapidly approaching, thus giving way to discount rates that are similar.

6.75% Senior Notes due 2021.  The fair value of these notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2013 was $675.0 million, and the fair value was $690.4 million (102.3% of carrying value).
8.375% Senior Notes due 2014.  The fair value of these notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2013 was $3.6 million and the fair value was $3.6 million (101.5% of carrying value).
Credit Facility Revolving Loans.  Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of December 31, 2013 were $85.0 million.
NOTE 14.    INCOME TAXES
The components of our income tax expense are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current income tax (expense) benefit:
Federal and state	$(8,515)	$(16,165)	$28,291
Foreign	(350)	(5,189)	(796)
	(8,865)	(21,354)	27,495
Deferred income tax (expense) benefit:
Federal and state	(4,870)	(32,729)	(89,421)
Foreign	16,799	(3,269)	(2,191)
	11,929	(35,998)	(91,612)
Total income tax (expense) benefit	$3,064	$(57,352)	$(64,117)
The sources of our income or loss from continuing operations before income taxes and noncontrolling interest were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Domestic income	$29,086	$129,865	$160,755
Foreign (loss) income	(53,323)	30,164	14,698
Total income (loss)	$(24,237)	$160,029	$175,453

We made federal income tax payments of $30.0 million, $5.1 million and $53.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. We made state income tax payments of $2.9 million, $2.9 million and $7.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We made foreign tax payments of $2.3 million, $5.2 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, tax benefit (expense) allocated to stockholders’ equity for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes was $1.8 million, $4.1 million and $4.9 million, respectively. In addition, we received federal income tax refunds of $25.1 million, $16.7 million and $26.2 million during the years ended December 31, 2013, 2012 and 2011, respectively.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Year Ended December 31,
	2013	2012	2011
Income tax computed at Federal statutory rate	35.0%	35.0%	35.0%
State taxes	(6.0)%	2.5%	2.7%
Meals and entertainment	(7.7)%	—%	—%
Foreign rate difference	(8.0)%	—%	—%
Other	(0.7)%	(1.7)%	(1.3)%
Effective income tax rate	12.6%	35.8%	36.4%
     As of December 31, 2013 and 2012, our deferred tax assets and liabilities consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$36,860	$16,026
Capital loss carryforwards	21,417	21,417
Self-insurance reserves	16,217	18,167
Allowance for doubtful accounts	199	965
Accrued liabilities	8,981	10,794
Share-based compensation	7,759	11,377
Other	(392)	261
Total deferred tax assets	91,041	79,007
Valuation allowance for deferred tax assets	(22,248)	(22,248)
Net deferred tax assets	68,793	56,759
Deferred tax liabilities:
Property and equipment	(269,167)	(248,902)
Intangible assets	(48,807)	(42,553)
Other	(1,252)	(1,856)
Total deferred tax liabilities	(319,226)	(293,311)
Net deferred tax liability, net of valuation allowance	$(250,433)	$(236,552)
The December 31, 2013 net deferred tax liability balance is comprised of $284.5 million long-term deferred tax liability, less $11.7 million current deferred tax asset and $22.3 million long-term deferred tax asset. The December 31, 2012 net deferred liability balance is comprised of $259.5 million long-term deferred tax liability, less $20.0 million current deferred tax asset and $2.9 million long-term deferred tax asset.
In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. To fully realize the deferred income tax assets related to our federal net operating loss carryforwards that do not have a valuation allowance due to Section 382 limitations, we would need to generate future federal taxable income of approximately $0.1 million over the next five years. With certain exceptions noted below, we believe that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to the historical evidence, it is more likely than not that these assets will be realized.
We estimate that as of December 31, 2013, 2012 and 2011, we have available $2.4 million, $2.8 million and $79.3 million, respectively, of federal net operating loss carryforwards. Approximately $2.4 million of our net operating losses as of December 31, 2013 are subject to a $5,000 annual Section 382 limitation and expire in 2016 through 2018. The gross deferred tax asset associated with our federal net operating loss carryforward at December 31, 2013 is $0.8 million. Due to annual limitations under Sections 382 and 383, management believes that we will not be able to utilize all available carryforwards

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prior to their ultimate expiration. At December 31, 2013 and 2012, we had a valuation allowance of $0.8 million related to the deferred tax asset associated with our remaining federal net operating loss carryforwards that will expire before utilization due to Section 382 limitations.
We estimate that as of December 31, 2013, 2012 and 2011, we have available approximately $64.9 million, $44.4 million and $73.3 million, respectively, of state net operating loss carryforwards that will expire between 2014 to 2032. The deferred tax asset associated with our remaining state net operating loss carryforwards at December 31, 2013 is $3.3 million, net of federal tax benefit. Management believes that it is more likely than not that we will be able to utilize all available state carryforwards prior to their ultimate expiration.
We estimate that as of December 31, 2013, 2012 and 2011, we have available approximately $117.6 million, $34.4 million, and $39.6 million, respectively, of foreign net operating loss carryforwards that will expire between 2020 and 2030. The gross deferred tax asset associated with our foreign net operating loss carryforwards at December 31, 2013 is $32.7 million. Management believes that it is more likely than not that we will be able to utilize the net operating loss carryforwards prior to their ultimate expiration in all foreign jurisdictions in which we currently operate.
The Company recognized a valuation allowance of $21.4 million as of December 31, 2013 against the deferred tax asset associated with the capital loss carryforward. The capital loss carryforward will expire in 2017.
We did not provide for U.S. income taxes or withholding taxes on unremitted earnings of our Mexico, Canada, Colombia, Ecuador and the Middle East subsidiaries, as these earnings are considered permanently reinvested because the cash flow generated by these businesses is needed to fund additional equipment and working capital requirements. Furthermore, we did not provide for U.S. income taxes on unremitted earnings of our other foreign subsidiaries as our tax basis in these foreign subsidiaries exceeded the book basis.
We file income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. We are currently under audit by the Internal Revenue Service for the tax year ended December 31, 2010 and 2011. Our other significant filings are in Mexico, which have been examined through 2008.
As of December 31, 2013, 2012 and 2011, we had $0.9 million, $1.2 million and $1.8 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. We have accrued $0.4 million, $0.3 million and $0.6 million for the payment of interest and penalties as of December 31, 2013, 2012 and 2011, respectively. We believe that it is reasonably possible that $0.4 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2014 as a result of a lapse of the statute of limitations and settlement of an open audit.
We recognized a net tax benefit of $0.5 million in 2013 for expirations of statutes of limitations.
The following table presents the gross activity during 2013 and 2012 related to our liabilities for uncertain tax positions (in thousands):

Balance at January 1, 2012	$2,080
Additions based on tax positions related to the current year	205
Reductions for tax positions from prior years	(692)
Settlements	—
Balance at December 31, 2012	1,593
Additions based on tax positions related to the current year	251
Reductions for tax positions from prior years	(473)
Settlements	—
Balance at December 31, 2013	$1,371

Tax Legislative Changes
The Small Business Jobs Act of 2010.  The Small Business Jobs Act of 2010 extended the first-year bonus depreciation deduction of 50% of the adjusted basis of qualified property acquired and placed in service during 2010 and increased the deduction to 100% of the adjusted basis of qualified property acquired and placed in service after September 8, 2010 and before January 1, 2012. We had $199.9 million of qualifying additions in 2011 resulting in bonus tax depreciation of $199.9 million. In 2012 we had $201.8 million of qualifying additions resulting in bonus depreciation of $100.9 million.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.    LONG-TERM DEBT
The components of our long-term debt are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
8.375% Senior Notes due 2014	3,573	3,573
Senior Secured Credit Facility revolving loans due 2016	85,000	165,000
Net unamortized premium on debt	3,981	4,537
Capital lease obligations	—	393
Total debt	767,554	848,503
Less current portion	(3,573)	(393)
Total long-term debt and capital leases	$763,981	$848,110
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
In addition, at any time and from time to time prior to March 1, 2016, we may, at our option, redeem all or a portion of the 2021 Notes at a redemption price equal to 100% of the principal amount plus a premium with respect to the 2021 Notes plus accrued and unpaid interest to the redemption date. The premium is the excess of (i) the present value of the redemption price of 103.375% of the principal amount, plus all remaining scheduled interest payments due through March 1, 2016 discounted at the treasury rate plus 0.5% over (ii) the principal amount of the note. If we experience a change of control, subject to certain exceptions, we must give holders of the 2021 Notes the opportunity to sell to us their 2021 Notes, in whole or in part, at a purchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest to the date of purchase.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2013, the 2021 Notes were below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at December 31, 2013.
Senior Secured Credit Facility
We are party to a $550.0 million senior secured revolving bank credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agent (as amended, our “2011 Credit Facility”), which is an important source of liquidity for us. Our 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016. The maximum amount that we may borrow under the facility may be subject to limitation due to the operation of the covenants contained in the facility. Our 2011 Credit Facility allows us to request increases in the total commitments under the facility by up to $100.0 million in the aggregate in part or in full anytime during the term of our 2011 Credit Facility, with any such increases being subject to compliance with the restrictive covenants in our 2011 Credit Facility and in the Indenture, as well as lender approval.
We capitalized $4.9 million of financing costs in connection with the execution of our 2011 Credit Facility and an additional $1.4 million related to a subsequent amendment that will be amortized over the term of the debt.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than 45%;

•
our senior secured leverage ratio of senior secured funded debt to trailing four quarters of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of our 2011 Credit Facility, “EBITDA”) be no greater than 2.00 to 1.00;

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
In addition, our 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under our 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under our 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equityholders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions.
We were in compliance with these covenants at December 31, 2013. We may prepay our 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of December 31, 2013, we had borrowings of $85.0 million under the revolving credit facility and $54.1 million of letters of credit outstanding, leaving $410.9 million of undrawn borrowing capacity, subject to covenant compliance, under our 2011 Credit Facility. For the years ended December 31, 2013 and 2012, the weighted average interest rates on the outstanding borrowings under our 2011 Credit Facility was 2.76% and 2.71%, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of December 31, 2013, $4.8 million of letters of credit were outstanding leaving $10.2 million of unused borrowing capacity under the facility.
Long-Term Debt Principal Repayment and Interest Expense
Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2013:

Principal Amount of Long-Term Debt
(in thousands)
2014	$3,573
2015	—
2016	85,000
2017	—
2018	—
Thereafter	675,000
Total long-term debt	$763,573

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense for the years ended December 31, 2013, 2012 and 2011 consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Cash payments	$51,705	$46,767	$32,204
Commitment and agency fees paid	1,799	1,450	1,456
Amortization of premium on debt	(556)	(463)	—
Amortization of deferred financing costs	2,800	2,695	2,150
Net change in accrued interest	63	4,431	6,774
Capitalized interest	(607)	(1,314)	(1,735)
Net interest expense	$55,204	$53,566	$40,849
As of December 31, 2013, 2012 and 2011, the weighted average interest rates of our variable rate debt was 2.88%, 2.70% and 2.72%, respectively.
Deferred Financing Costs
A summary of deferred financing costs including cost capitalized, amortized, and written off in the determination of the loss on extinguishment of debt for the years ended December 31, 2013 and 2012 are presented in the table below (in thousands):

Balance at December 31, 2011	$14,771
Capitalized costs	4,552
Amortization	(2,695)
Balance at December 31, 2012	16,628
Capitalized costs	69
Amortization	(2,800)
Balance at December 31, 2013	$13,897

NOTE 16.    COMMITMENTS AND CONTINGENCIES
Operating Lease Arrangements
We lease certain property and equipment under non-cancelable operating leases that expire at various dates through 2021, with varying payment dates throughout each month. In addition, we have a number of leases scheduled to expire during 2014.
As of December 31, 2013, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments
2014	$18,723
2015	12,095
2016	9,383
2017	3,608
2018	2,261
Thereafter	4,065
Total	$50,135
We are also party to a significant number of month-to-month leases that are cancelable at any time. Operating lease expense was $23.9 million, $24.4 million, and $26.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and the need for disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2013, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $0.3 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. Our liabilities related to litigation matters that were deemed probable and reasonably estimable as of December 31, 2012 were $0.8 million.
During the second and third quarter of 2013, three lawsuits with similar allegations of violations of California's wage and hour laws were filed in California. The lawsuits allege failure to pay overtime, failure to pay minimum wages, improper payroll deductions, failure to pay final wages in a timely manner, and violations of the California meal and break period laws, among other claims. We intend to vigorously investigate and defend these actions; however, because these cases are in the very early stages, we cannot predict the outcome of these lawsuits at this time and, accordingly, cannot estimate any possible loss or range of loss.
Patent Settlement
In June 2011, we agreed to accept $5.5 million in damages, which was paid in full in July 2011, related to the settlement of a KeyView® system patent infringement lawsuit. We recognized related legal fees and other expenses of $1.4 million during the year ended December 31, 2011. The settlement amount was recorded in general and administrative expenses on the consolidated statement of operations. The resolution of this matter did not have a material effect on our results of operations for the year ended December 31, 2011.
Tax Audits
We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2013 and 2012, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of December 31, 2013 and 2012, we have recorded $62.1 million and $69.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $18.5 million and $20.6 million of insurance receivables as of December 31, 2013 and 2012, respectively. We feel that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2013 and 2012, we have recorded $6.2 million and $4.5 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of our accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2013	2012
Foreign currency translation loss	$(15,414)	$(6,148)
Accumulated other comprehensive loss	$(15,414)	$(6,148)
Upon the completion of the sale of our Argentina operations on September 14, 2012, the accumulated foreign currency translation balance related to Argentina was reversed out of our accumulated other comprehensive loss and recorded as part of our 2012 loss from discontinued operations.
The local currency is the functional currency for our operations in Russia. As of December 31, 2011, the functional currency for Mexico, Russia and Canada was the local currency and the functional currency for Colombia and the Middle East was the U.S. dollar. Due to significant changes in economic facts and circumstances, the functional currency for Mexico and Canada was changed to the U.S. dollar effective January 1, 2012. The cumulative translation gains and losses resulting from translating financial statements from the functional currency to U.S. dollars are included in other comprehensive income and accumulated in stockholders’ equity until a partial or complete sale or liquidation of our net investment in the entity.
The table below summarizes the conversion ratios used to translate the financial statements and the cumulative currency translation gains and losses, net of tax, for each currency:

	Mexican Peso	Canadian Dollar	Russian Rouble	Total
As of December 31, 2013:
Conversion ratio	13.06 : 1	1.07 : 1	32.77 : 1	n/a
Cumulative translation adjustment	$(1,815)	$(752)	$(12,847)	$(15,414)
As of December 31, 2012:
Conversion ratio	13.01 : 1	1:00 : 1	30.44 : 1	n/a
Cumulative translation adjustment	$(1,815)	$(752)	$(3,581)	$(6,148)
NOTE 18.    EMPLOYEE BENEFIT PLANS
We maintain a 401(k) plan as part of our employee benefits package. We match 100% of employee contributions up to 4% of the employee’s salary, which vest immediately, into our 401(k) plan, subject to maximums of $10,200 and $10,000 for the years ended December 31, 2013 and 2012, respectively. Our matching contributions were $10.4 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively. We do not offer participants the option to purchase shares of our common stock through a 401(k) plan fund.
NOTE 19.    STOCKHOLDERS’ EQUITY
Common Stock
As of December 31, 2013 and 2012, we had 200,000,000 shares of common stock authorized with a par value of $0.10 per share, of which 152,331,006 shares were issued and outstanding at December 31, 2013 and 151,069,609 shares were issued and outstanding at December 31, 2012. During 2013, 2012 and 2011, no dividends were declared or paid. Under the terms of the 2014 Notes, the 2021 Notes and our 2011 Credit Facility, we must meet certain financial covenants before we may pay dividends. We currently do not intend to pay dividends.
Tax Withholding
We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We repurchased a total of 416,101 shares, 482,951 shares and 383,884 shares for an aggregate cost of $3.2 million, $7.5 million and $5.7 million during 2013, 2012 and 2011, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.

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
Subject to adjustment, the total number of shares of our common stock that will be available for the grant of Awards under the 2012 Incentive Plan may not exceed 4,000,000 shares; however, for purposes of this limitation, any stock subject to an Award that is canceled, forfeited, expires or otherwise terminates without the issuance of stock, is settled in cash, or is exchanged with the Administrator's permission, prior to the issuance of stock, for an Award not involving stock, will again become available for issuance under the 2012 Incentive Plan. However, the full number of SARs granted that are to be settled by the issuance of stock will count against the plan limit described above, regardless of the number of shares of stock actually issued upon settlement of the stock appreciation rights. Shares of stock surrendered or withheld in payment of the exercise price of an option and shares of stock withheld by the Company to satisfy tax withholding obligations will count against the plan limit described above. Subject to adjustment, no Participant will be granted, during any one year period, options to purchase common stock and/or SARs with respect to more than 500,000 shares of common stock. Stock available for distribution under the 2012 Incentive Plan will be authorized and unissued shares, treasury shares or shares we reacquire in any manner.
Awards may be in the form of stock options (incentive stock options and nonqualified stock options), restricted stock, restricted stock units, performance compensation awards and SARs (collectively, "Awards"). Awards may be granted to employees, directors and, in some cases, consultants and those individuals whom the Administrator determines are reasonably expected to become employees, directors or consultants following the grant date of the Award (“Participants”). However, incentive stock options may be granted only to employees.
Our board of directors at any time, and from time to time, may amend or terminate the 2012 Incentive Plan. However, except as provided otherwise in the 2012 Incentive Plan, no amendment will be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. Further, if the exercise price of an option, including an incentive stock option, exceeds the fair market value of our common stock on a given date, the Committee has the authority to reduce the exercise price of such option to a new exercise price that is no less than the then-current fair market value of our common stock; provided that such action shall first have been approved by a vote of our stockholders. The Administrator at any time, and from time to time, may amend the terms of any one or more Awards; however, if the amendment would constitute an impairment of the rights under any Award, we must request the consent of the Participant and the Participant must consent in writing. It is expressly contemplated that the board may amend the 2012 Incentive Plan in any respect our board of directors deem necessary or advisable to provide eligible employees with the maximum benefits provided or to be provided under the provisions of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder relating to incentive stock options and/or to bring the 2012 Incentive Plan and/or Awards granted under it into compliance therewith. As of December 31, 2013, there were 1.6 million shares available for grant under the 2012 Incentive Plan.
2009 Incentive Plan
On June 4, 2009, our stockholders approved the 2009 Equity and Cash Incentive Plan (the “2009 Incentive Plan”). The 2009 Incentive Plan is administered by our board of directors or the applicable Committee designated by the board. The Administrator will have the power and authority to select Participants in the 2009 Incentive Plan and to grant Awards to such Participants pursuant to the terms of the 2009 Incentive Plan. The 2009 Incentive Plan expires June 4, 2019.
Subject to adjustment, the total number of shares of our common stock available for the grant of Awards under the 2009 Incentive Plan may not exceed 4,000,000 shares; however, for purposes of this limitation, any stock subject to an Award that is canceled, forfeited or expires prior to exercise or realization will again become available for issuance under the 2009 Incentive Plan. Subject to adjustment, no Participant will be granted, during any one year period, options to purchase common stock and/or SARs with respect to more than 500,000 shares of common stock. Stock available for distribution under the 2009 Incentive Plan will come from authorized and unissued shares or shares we reacquire in any manner. All awards under the 2009 Incentive Plan are granted at fair market value on the date of issuance.
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
Our board of directors at any time, and from time to time, may amend or terminate the 2009 Incentive Plan. However, no repricing of stock options is permitted unless approved by our stockholders, and, except as provided otherwise in the 2009 Incentive Plan, no other amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. As of December 31, 2013, there were 0.6 million shares available for grant under the 2009 Incentive Plan.
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
Our board of directors at any time, and from time to time, may amend or terminate the 2007 Incentive Plan. However, except as provided otherwise in the 2007 Incentive Plan, no amendment will be effective unless approved by our stockholders to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. As of December 31, 2013, there were 0.3 million shares available for grant under the 2007 Incentive Plan.
Stock Option Awards
Stock option awards granted under our incentive plans have a maximum contractual term of ten years from the date of grant. Shares issuable upon exercise of a stock option are issued from authorized but unissued shares of our common stock. The following tables summarize the stock option activity (shares in thousands):

	Year Ended December 31, 2013
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	1,820	$14.04	$5.91
Granted	—	$—	$—
Exercised	(4)	$3.87	$1.67
Cancelled or expired	(444)	$13.93	$5.65
Outstanding at end of period	1,372	$14.10	$6.00
Exercisable at end of period	1,372	$14.10	$6.00

	Year Ended December 31, 2012
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	2,137	$13.87	$5.84
Granted	—	$—	$—
Exercised	(114)	$9.76	$4.83
Cancelled or expired	(203)	$14.68	$5.91
Outstanding at end of period	1,820	$14.04	$5.91
Exercisable at end of period	1,820	$14.04	$5.91

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2011
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	2,816	$13.52	$5.72
Granted	—	$—	$—
Exercised	(647)	$12.29	$5.31
Cancelled or expired	(32)	$13.89	$5.86
Outstanding at end of period	2,137	$13.87	$5.84
Exercisable at end of period	2,126	$13.92	$5.87
The following tables summarize information about the stock options outstanding at December 31, 2013 (shares in thousands):

	Options Outstanding
	Weighted Average Remaining Contractual Life (Years)	Number of Options Outstanding	Weighted Average Exercise Price	Weighted Average Fair Value
Range of exercise prices:
$3.87 - $9.37	4.92	6	$4.01	$1.72
$9.38 - $13.10	1.48	335	$11.92	$5.95
$13.11 - $15.05	3.59	995	$14.82	$6.04
$15.06 - $19.42	4.47	36	$16.18	$6.07
		1,372	$14.10	$6.00
Aggregate intrinsic value (in thousands)		$24

	Options Exercisable
	Number of Options Exercisable	Weighted Average Exercise Price	Weighted Average Fair Value
Range of exercise prices:
$3.87 - $9.37	6	$4.01	$1.72
$9.38 - $13.10	335	$11.92	$5.95
$13.11 - $15.05	995	$14.82	$6.04
$15.06 - $19.42	36	$16.18	$6.07
	1,372	$14.10	$6.00
Aggregate intrinsic value (in thousands)	$24
We did not grant any stock options during the years ended December 31, 2013, 2012 and 2011. No stock options vested during the year ended December 31, 2013. We recognized zero, less than $0.1 million and less than $0.1 million in pre-tax expense related to stock options for the years ended December 31, 2013, 2012 and 2011, respectively. We recognized tax benefits of zero, less than $0.1 million and less than $0.1 million, related to our stock options for the years ended December 31, 2013, 2012 and 2011, respectively. All of the stock option awards were vested as of December 31, 2012. The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2013 is 3.1 years. The intrinsic value of the options exercised for the years ended December 31, 2013, 2012 and 2011 was less than $0.1 million, $0.6 million and $3.0 million, respectively. Cash received from the exercise of options for the year ended December 31, 2013, was less than $0.1 million with zero associated tax benefits.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Awards
The total fair market value of all common stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $15.7 million, $14.9 million and $18.4 million, respectively.
The following tables summarize information for the years ended December 31, 2013, 2012 and 2011 about the common share awards that we have issued (shares in thousands):

	Year Ended December 31, 2013
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	6,160	$8.87	4,383	$6.12
Shares issued during period(1)	2,062	$7.59	475	$6.92
Previously issued shares vesting during period	—	$—	1,094	$12.13
Shares cancelled during period	(386)	$9.64	—	$—
Shares repurchased during period	(416)	$7.51	(416)	$7.51
Shares at end of period	7,420	$8.55	5,536	$7.27

	Year Ended December 31, 2012
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	5,874	$8.78	2,876	$6.27
Shares issued during period(1)	1,106	$13.50	153	$10.29
Previously issued shares vesting during period	—	$—	1,837	$7.98
Shares cancelled during period	(337)	$13.13	—	$—
Shares repurchased during period	(483)	$15.42	(483)	$15.42
Shares at end of period	6,160	$8.87	4,383	$6.12

	Year Ended December 31, 2011
	Outstanding	Weighted Average Issuance Price	Vested	Weighted Average Issuance Price
Shares at beginning of period	5,027	$7.98	1,913	$8.41
Shares issued during period(1)	1,370	$13.43	101	$1.18
Previously issued shares vesting during period	—	$—	1,246	$5.99
Shares cancelled during period	(139)	$9.43	—	$—
Shares repurchased during period	(384)	$14.68	(384)	$14.68
Shares at end of period	5,874	$8.78	2,876	$6.27

(1)	Includes 288,780 shares, 153,063 shares and 99,999 shares of common stock issued to our non-employee directors that vested immediately upon issuance during 2013, 2012 and 2011, respectively.
For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock awards that do not immediately vest, we recognize compensation expense ratably over the graded vesting period of the grant, net of estimated and actual forfeitures. For the years ended December 31, 2013, 2012 and 2011, we recognized $13.8 million, $13.3 million and $15.6 million, respectively, of pre-tax expense from continuing operations associated with common stock awards, including common stock grants to our outside directors. In connection with the expense related to common stock awards recognized during the year ended December 31, 2013, we recognized tax benefits of $5.2 million. Tax benefits for the years ended December 31, 2012 and 2011 were $4.2 million and $6.0 million, respectively. For the unvested common stock awards outstanding as of December 31, 2013, we anticipate that we will recognize $8.8 million of pre-tax expense over the next 0.9 years.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance Units
On January 21, 2013, the Compensation Committee of the board of directors adopted the Performance Unit Award Agreement (the “2012 PU Award Agreement”) under the 2012 Incentive Plan and the 2013 Performance Unit Plan (the “2013 PU Plan”). We believe that the 2013 PU Plan and 2012 PU Award Agreement will enable us to obtain and retain employees who will contribute to our long term success by aligning the interests of our executives with the interests of our stockholders by providing compensation that is linked directly to increases in share value.
In January 2013, we issued 0.4 million performance units to our executive officers under the 2012 Incentive Plan with such material terms as set forth in the 2012 PU Award Agreement. In February 2013, we issued 0.2 million performance units to certain other employees under the 2013 PU Plan. The performance units are measured based on two performance periods from January 1, 2013 to December 31, 2013 and from January 1, 2014 to December 31, 2014. One half of the performance units are measured based on the first performance period, and the other half are measured based on the second performance period. The number of performance units that may be earned by a participant is determined at the end of each performance period based on the relative placement of Key's total stockholder return for that period within the peer group, as follows:

Company Placement for the Performance Period	Percentile Ranking in Peer Group	Performance Units Earned as a Percentage of Target
First	100%	200%
Second	91%	180%
Third	82%	160%
Fourth	73%	140%
Fifth	64%	120%
Sixth	55%	100%
Seventh	45%	75%
Eighth	36%	50%
Ninth	27%	25%
Tenth	18%	—%
Eleventh	9%	—%
Twelfth	—%	—%
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of December 31, 2013, the fair value of outstanding performance units was $2.2 million, and is being accreted to compensation expense over the vesting terms of the awards. As of December 31, 2013, the unrecognized compensation cost related to our unvested performance units is estimated to be $1.1 million and is expected to be recognized over a weighted-average period of 1.0 years.
Phantom Share Plan
In December 2006, we announced the implementation of a “Phantom Share Plan,” in which certain of our employees were granted “Phantom Shares.” Phantom Shares vest ratably over a four-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date. Grantees are not permitted to defer this payment to a later date. The Phantom Shares are a “liability” type award and we account for these awards at fair value. We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of the service requirement that has been performed, net of estimated and actual forfeitures, with an offsetting liability recorded on our consolidated balance sheets. We recognized pre-tax compensation benefit from continuing operation, associated with the Phantom Shares of zero, less than $0.1 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, no Phantom Shares were outstanding.
We recognized income tax benefit associated with the Phantom Shares of zero, less than $0.1 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, there were no cash payments related to the Phantom Shares.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights
In August 2007, we issued approximately 587,000 SARs to our executive officers. Each SAR has a ten-year term from the date of grant. The vesting of all outstanding SAR awards was accelerated during the fourth quarter of 2008. Upon the exercise of a SAR, the recipient will receive an amount equal to the difference between the exercise price and the fair market value of a share of our common stock on the date of exercise, multiplied by the number of shares of common stock for which the SAR was exercised. All payments will be made in shares of our common stock. Prior to exercise, the SAR does not entitle the recipient to receive any shares of our common stock and does not provide the recipient with any voting or other stockholders’ rights. We account for these SARs as equity awards and recognize compensation expense ratably over the vesting period of the SAR based on their fair value on the date of issuance, net of estimated and actual forfeitures. We did not recognize any expense associated with these awards during 2013, 2012 and 2011. We did not forfeit any SARs during 2013. As of December 31, 2013, 0.3 million SARs remained unexercised.
NOTE 21.    TRANSACTIONS WITH RELATED PARTIES
Employee Loans and Advances
From time to time, we have made certain retention loans and relocation loans to employees other than executive officers. The retention loans are forgiven over various time periods so long as the employee continues their employment with us. The relocation loans are repaid upon the employee selling their prior residence. As of December 31, 2013 and 2012, we did not have any employee loans and advances outstanding.
Transactions with Affiliates
In October 2010, we acquired certain subsidiaries, together with associated assets, from OFS Energy Services, LLC (“OFS”), an oilfield services company owned by ArcLight Capital Partners, LLC. At the time of the acquisition, OFS conducted business with companies owned by a former owner and employee of an OFS subsidiary that we purchased. Subsequent to the acquisition, we continued to provide services to these companies. The prices charged to these companies for our services are at rates that are equivalent to the prices charged to our other customers in the U.S. market. As of December 31, 2013 and 2012, our receivables from these related parties totaled less than $0.1 million and $0.2 million, respectively. Revenues from these customers for the years ended December 31, 2013, 2012 and 2011 were $0.1 million, $2.7 million and $2.7 million, respectively.
We provide services to an exploration and production company owned by one of our former employees. The prices charged to this company for these services are at rates that are an average of the prices charged to other customers in the California market where the services are provided. As of December 31, 2013 and 2012, our receivables from this company totaled less than $0.1 million and $0.2 million, respectively. Revenues from this company totaled $1.1 million, $5.1 million and $5.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were $41.2 million, $37.0 million and $37.2 million for the years ended December 31, 2013, 2012 and 2011, respectively. Receivables outstanding from Anadarko were $4.9 million and $3.5 million as of December 31, 2013 and 2012, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
A former member of our board of directors who resigned in May 2011 is a member and managing director of the general partner of the indirect majority owner of one of our customers. Sales to this customer were $0.4 million, $0.4 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Receivables outstanding from this customer were less than $0.1 million as of December 31, 2013 and 2012. Transactions with this customer are made on terms consistent with other customers.
A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services related to our general and administrative cost restructuring initiative. Payments to Proudfoot were zero, $1.9 million and $4.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 22.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Noncash investing and financing activities:
Sale of Argentina operations/Notes receivable	$—	$12,955	$—
Common stock issued in acquisition	—	—	117,919
Asset retirement obligations	174	—	741
Supplemental cash flow information:
Cash paid for interest	$53,504	$48,217	$35,354
Cash paid for taxes	35,239	13,148	63,680
Tax refunds	26,361	18,681	27,206
Cash paid for interest includes cash payments for interest on our long-term debt and capital lease obligations, and commitment and agency fees paid.
NOTE 23.    SEGMENT INFORMATION

Our operating segments are U.S. and International. We also have a “Functional Support” segment associated with managing each of our reportable operating segments. Our domestic rig-based services, fluid management services, fishing and rental services, and coiled tubing services (formerly intervention services) are aggregated within our U.S. reportable segment. Our international rig-based services business and our Canadian technology development group are aggregated within our International reportable segment. We evaluate the performance of our operating segments based on revenue and income measures. All inter-segment sales pricing is based on current market conditions. The following is a description of the segments:
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
Fluid Management Services
We provide transportation and well-site storage services for various fluids utilized in connection with drilling, completions, workover and maintenance activities. We also provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in SWDs wells owned by us or a third party. In addition, we operate a fleet of hot oilers capable of pumping heated fluids used to clear soluble restrictions in a wellbore. Demand and pricing for these services generally correspond to demand for our well service rigs.
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
International Segment
Our International segment includes operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada. Also, prior to the sale of our Argentina business in the third quarter of 2012, we operated in Argentina. We are reporting the results of our Argentina business as discontinued operations for the 2011 and 2012 periods. We provide rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of our international markets.
In addition, in Mexico we provide drilling, coiled tubing, wireline and project management and consulting services. Our work in Mexico also requires us to provide third party services which varies in scope by project.
In the Middle East, we operate in the Kingdom of Bahrain and Oman. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC, a joint venture formed under the laws of Abu Dhabi, UAE, and the acquisition of the underlying business for $5.1 million. See “Note 2. Acquisitions” for further discussion.
Our Russian operations provide drilling, workover, and reservoir engineering services. On April 9, 2013, we completed the acquisition of the remaining 50% noncontrolling interest in Geostream for $14.6 million. We now own 100% of Geostream. See “Note 2. Acquisitions” for further discussion.
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

The following table presents our segment information as of and for the years ended December 31, 2013, 2012 and 2011 (in thousands):
As of and for the year ended December 31, 2013

	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$1,376,969	$214,707	$—	$—	$1,591,676
Intersegment revenues	10,630	8,715	509	(19,854)	—
Depreciation and amortization	181,976	30,227	13,094	—	225,297
Other operating expenses	1,002,661	211,137	122,417	—	1,336,215
Operating income (loss)	192,332	(26,657)	(135,511)	—	30,164
Interest expense, net of amounts capitalized	1	62	55,141	—	55,204
Income (loss) from continuing operations before tax	192,539	(26,795)	(189,981)	—	(24,237)
Long-lived assets(1)	1,637,969	333,273	301,032	(190,957)	2,081,317
Total assets	2,785,299	497,938	(181,940)	(513,827)	2,587,470
Capital expenditures, excluding acquisitions	125,518	19,541	19,078	—	164,137
As of and for the year ended December 31, 2012

	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$1,626,768	$333,302	$—	$—	$1,960,070
Intersegment revenues	43,867	6,273	15	(50,155)	—
Depreciation and amortization	182,502	19,643	11,638	—	213,783
Other operating expenses	1,158,925	250,667	129,749	—	1,539,341
Operating income (loss)	285,341	62,992	(141,387)	—	206,946
Interest expense, net of amounts capitalized	17	172	53,377	—	53,566
Income (loss) from continuing operations before tax	285,846	68,036	(193,853)	—	160,029
Long-lived assets(1)	1,724,239	334,329	286,369	(173,143)	2,171,794
Total assets	2,513,688	541,882	153,665	(447,647)	2,761,588
Capital expenditures, excluding acquisitions	248,023	171,095	28,042	—	447,160

As of and for the year ended December 31, 2011

	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$1,530,087	$199,124	$—	$—	$1,729,211
Intersegment revenues	7,870	9,481	707	(18,058)	—
Depreciation and amortization	142,257	13,515	11,174	—	166,946
Other operating expenses	1,030,224	146,688	131,577	—	1,308,489
Operating (loss) income	357,606	38,921	(142,751)	—	253,776
Interest expense, net of amounts capitalized	37	18	40,794	—	40,849
Loss on early extinguishment of debt	—	—	46,451	—	46,451
Income (loss) from continuing operations before tax	358,072	41,936	(224,555)	—	175,453
Long-lived assets(1)	1,851,148	223,034	233,739	(309,364)	1,998,557
Total assets	2,330,061	414,780	394,864	(540,585)	2,599,120
Capital expenditures, excluding acquisitions	298,342	45,045	15,710	—	359,097

(1)	Long lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.
NOTE 24.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS
Set forth below is unaudited summarized quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013:
Revenues	$428,449	$411,390	$389,673	$362,164
Direct operating expenses	299,182	287,102	268,297	259,881
Loss from continuing operations	(186)	(3,772)	(4,697)	(12,518)
Net loss	(186)	(3,772)	(4,697)	(12,518)
Loss attributable to Key	(274)	(4,128)	(4,848)	(12,518)
Loss per share(1):
Basic and Diluted	—	(0.03)	(0.03)	(0.08)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012:
Revenues	$486,751	$515,997	$490,851	$466,471
Direct operating expenses	311,497	343,996	335,799	317,553
Income from continuing operations	33,481	31,699	23,190	14,307
Net (loss) income	2,576	29,245	(37,019)	14,307
Income (loss) attributable to Key	3,190	29,041	(38,094)	13,485
Earnings (loss) per share(1):
Basic and Diluted	0.02	0.19	(0.25)	0.09

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

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
As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information.
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$50,321	$398,188	$57,644	$—	$506,153
Property and equipment, net	—	1,244,216	121,430	—	1,365,646
Goodwill	—	597,457	27,418	—	624,875
Deferred financing costs, net	13,897	—	—	—	13,897
Intercompany notes and accounts receivable and investment in subsidiaries	3,421,607	1,364,174	12,939	(4,798,720)	—
Other assets	—	34,278	42,621	—	76,899
TOTAL ASSETS	$3,485,825	$3,638,313	$262,052	$(4,798,720)	$2,587,470
Liabilities and equity:
Current liabilities	$26,097	$182,497	$23,750	$—	$232,344
Long-term debt and capital leases, less current portion	763,981	—	—	—	763,981
Intercompany notes and accounts payable	1,162,648	2,667,943	97,050	(3,927,641)	—
Deferred tax liabilities	280,828	4,643	(1,819)	801	284,453
Other long-term liabilities	1,195	54,486	(82)	—	55,599
Equity	1,251,076	728,744	143,153	(871,880)	1,251,093
TOTAL LIABILITIES AND EQUITY	$3,485,825	$3,638,313	$262,052	$(4,798,720)	$2,587,470

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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$148	$1,494,683	$161,536	$(64,691)	$1,591,676
Direct operating expense	—	1,046,376	118,028	(49,942)	1,114,462
Depreciation and amortization expense	—	214,334	10,963	—	225,297
General and administrative expense	1,077	202,599	33,336	(15,259)	221,753
Operating (loss) income	(929)	31,374	(791)	510	30,164
Interest expense, net of amounts capitalized	55,747	(606)	63	—	55,204
Other (income) expense, net	(3,616)	(1,126)	316	3,623	(803)
Income (loss) from continuing operations before taxes	(53,060)	33,106	(1,170)	(3,113)	(24,237)
Income tax (expense) benefit	(13,385)	15,456	993	—	3,064
Income (loss) from continuing operations	(66,445)	48,562	(177)	(3,113)	(21,173)
Discontinued operations	—	—	—	—	—
Net income (loss)	(66,445)	48,562	(177)	(3,113)	(21,173)
Income attributable to noncontrolling interest	—	—	595	—	595
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(66,445)	$48,562	$(772)	$(3,113)	$(21,768)

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$15	$1,867,198	$165,248	$(72,391)	$1,960,070
Direct operating expense	—	1,254,087	117,293	(62,535)	1,308,845
Depreciation and amortization expense	—	205,755	8,028	—	213,783
General and administrative expense	1,046	216,069	24,853	(11,472)	230,496
Operating income (loss)	(1,031)	191,287	15,074	1,616	206,946
Interest expense, net of amounts capitalized	54,690	(1,292)	170	(2)	53,566
Other income, net	(5,500)	(1,474)	(3,142)	3,467	(6,649)
Income (loss) from continuing operations before taxes	(50,221)	194,053	18,046	(1,849)	160,029
Income tax expense	(48,893)	(3,385)	(5,073)	(1)	(57,352)
Income (loss) from continuing operations	(99,114)	190,668	12,973	(1,850)	102,677
Loss from discontinued operations	—	—	(93,568)	—	(93,568)
Net income (loss)	(99,114)	190,668	(80,595)	(1,850)	9,109
Income attributable to noncontrolling interest	—	—	1,487	—	1,487
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(99,114)	$190,668	$(82,082)	$(1,850)	$7,622

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$707	$1,660,801	$106,289	$(38,586)	$1,729,211
Direct operating expense	—	1,036,071	76,140	(27,021)	1,085,190
Depreciation and amortization expense	—	160,884	6,062	—	166,946
General and administrative expense	1,178	211,207	18,550	(7,636)	223,299
Operating income (loss)	(471)	252,639	5,537	(3,929)	253,776
Loss on early extinguishment of debt	46,451	—	—	—	46,451
Interest expense, net of amounts capitalized	42,551	(1,713)	13	(2)	40,849
Other (income) expense, net	(6,351)	1,772	(638)	(3,760)	(8,977)
Income (loss) from continuing operations before taxes	(83,122)	252,580	6,162	(167)	175,453
Income tax (expense) benefit	(61,130)	(3,287)	300	—	(64,117)
Income (loss) from continuing operations	(144,252)	249,293	6,462	(167)	111,336
Loss from discontinued operations	—	—	(10,681)	—	(10,681)
Net income (loss)	(144,252)	249,293	(4,219)	(167)	100,655
Loss attributable to noncontrolling interest	—	—	(806)	—	(806)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(144,252)	$249,293	$(3,413)	$(167)	$101,461

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$222,364	$6,279	$—	$228,643
Cash flows from investing activities:
Capital expenditures	—	(157,443)	(6,694)	—	(164,137)
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)	—	—	(14,600)
Intercompany notes and accounts	—	(68,597)	—	68,597	—
Other investing activities, net	—	17,856	—	—	17,856
Net cash used in investing activities	—	(222,784)	(6,694)	68,597	(160,881)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(393)	—	—	(393)
Proceeds from borrowings on revolving credit facility	220,000	—	—	—	220,000
Repayments on revolving credit facility	(300,000)	—	—	—	(300,000)
Payment of deferred financing costs	(69)	—	—	—	(69)
Repurchases of common stock	(3,196)	—	—	—	(3,196)
Intercompany notes and accounts	68,597	—	—	(68,597)	—
Other financing activities, net	(1,834)	—	—	—	(1,834)
Net cash used in financing activities	(16,502)	(393)	—	(68,597)	(85,492)
Effect of changes in exchange rates on cash	—	—	87	—	87
Net decrease in cash and cash equivalents	(16,502)	(813)	(328)	—	(17,643)
Cash and cash equivalents at beginning of period	39,617	1,601	4,731	—	45,949
Cash and cash equivalents at end of period	$23,115	$788	$4,403	$—	$28,306

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$349,208	$20,452	$—	$369,660
Cash flows from investing activities:
Capital expenditures	—	(430,045)	(17,115)	—	(447,160)
Intercompany notes and accounts	676	49,926	—	(50,602)	—
Other investing activities, net	(676)	19,127	—	—	18,451
Net cash used in investing activities	—	(360,992)	(17,115)	(50,602)	(428,709)
Cash flows from financing activities:
Proceeds from long term debt	205,000	—	—	—	205,000
Repayments of capital lease obligations	—	(1,959)	—	—	(1,959)
Proceeds from borrowings on revolving credit facility	275,000	—	—	—	275,000
Repayments on revolving credit facility	(405,000)	—	—	—	(405,000)
Payment of deferred financing cost	(4,597)	—	—	—	(4,597)
Repurchases of common stock	(7,519)	—	—	—	(7,519)
Intercompany notes and accounts	(49,926)	(676)	—	50,602	—
Other financing activities, net	4,986	8,035	—	—	13,021
Net cash provided by financing activities	17,944	5,400	—	50,602	73,946
Effect of changes in exchange rates on cash	—	—	(4,391)	—	(4,391)
Net increase (decrease) in cash	17,944	(6,384)	(1,054)	—	10,506
Cash and cash equivalents at beginning of period	21,673	7,985	5,785	—	35,443
Cash and cash equivalents at end of period	$39,617	$1,601	$4,731	$—	$45,949

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$187,597	$708	$—	$188,305
Cash flows from investing activities:
Capital expenditures	—	(345,215)	(13,882)	—	(359,097)
Acquisitions, net of cash acquired	—	(187,058)	—	—	(187,058)
Intercompany notes and accounts	—	278,511	—	(278,511)	—
Other investing activities, net	—	26,065	—	—	26,065
Net cash used in investing activities	—	(227,697)	(13,882)	(278,511)	(520,090)
Cash flows from financing activities:
Repayments of long-term debt	(421,427)	—	—	—	(421,427)
Payment of bond tender premium	(39,082)	—	—	—	(39,082)
Proceeds from long term debt	475,000	—	—	—	475,000
Repayments of capital lease obligations	—	(4,016)	—	—	(4,016)
Proceeds from borrowings on revolving credit facility	418,000	—	—	—	418,000
Repayments on revolving credit facility	(123,000)	—	—	—	(123,000)
Payment of deferred financing cost	(16,485)	—	—	—	(16,485)
Repurchases of common stock	(5,681)	—	—	—	(5,681)
Intercompany notes and accounts	(278,511)	—	—	278,511	—
Other financing activities, net	12,859	9,128	788	—	22,775
Net cash provided by financing activities	21,673	5,112	788	278,511	306,084
Effect of changes in exchange rates on cash	—	—	4,516	—	4,516
Net increase (decrease) in cash	21,673	(34,988)	(7,870)	—	(21,185)
Cash and cash equivalents, beginning of period	—	42,973	13,655	—	56,628
Cash and cash equivalents, end of period	$21,673	$7,985	$5,785	$—	$35,443

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria described in 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter of 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION
Not applicable.
PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

ITEM 11.     EXECUTIVE COMPENSATION
Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements and exhibits are filed as part of this report:
1.  Financial Statements — See “Index to Consolidated Financial Statements” at Page 44.
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
J. Marshall Dodson,
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)
Date: February 25, 2014
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on February 25, 2014.

Signature	Title

/s/ RICHARD J. ALARIO	Chairman of the Board of Directors, President and Chief
Richard J. Alario	Executive Officer (Principal Executive Officer)

/s/ J. MARSHALL DODSON	Senior Vice President and Chief Financial Officer (Principal
J. Marshall Dodson	Financial Officer)

/s/ MARK A. COX	Vice President and Controller (Principal Accounting Officer)
Mark A. Cox

/s/ LYNN R. COLEMAN	Director
Lynn R. Coleman

/s/ KEVIN P. COLLINS	Director
Kevin P. Collins

/s/ WILLIAM D. FERTIG	Director
William D. Fertig

/s/ W. PHILLIP MARCUM	Director
W. Phillip Marcum

/s/ RALPH S. MICHAEL, III	Director
Ralph S. Michael, III

/s/ WILLIAM F. OWENS	Director
William F. Owens

/s/ ROBERT K. REEVES	Director
Robert K. Reeves

/s/ MARK H. ROSENBERG	Director
Mark H. Rosenberg

/s/ J. ROBINSON WEST	Director
J. Robinson West

/s/ ARLENE M. YOCUM	Director
Arlene M. Yocum

EXHIBIT INDEX

Exhibit No.	Description

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

3.3
Sixth Amended and Restated By-laws of Key Energy Services, Inc. as amended through November 14, 2013 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on November 19, 2013, File No. 001-08038.)

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

4.1.6
Fifth Supplemental Indenture dated as of January 17, 2013 by and among Key Energy Services, Inc., the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

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

4.2.4
Second Supplemental Indenture, dated as of January 17, 2013, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

4.2.5	Form of global note for 6.750% Senior Notes due 2021 (Incorporated by reference from Exhibit A to Exhibit 4.8).

4.2.6
Form of global note for 6.750% Senior Notes due 2021. (Incorporated by reference from Exhibit A to Rule 144A/Regulation S Appendix to Exhibit 4.1 of the Company's Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

4.2.7*	Registration Rights Agreement with MHR Group dated July 26, 2012.

Exhibit No.	Description

10.1.1†	Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on November 1, 2007, File No. 001-08038.)

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

10.2.4†
Form of Restricted Stock Unit Award Agreement (Canadian) under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

10.2.5†
Form of Restricted Stock Unit Award Agreement (Non-Canadian) under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

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

10.4.4†
Form of Nonstatutory Stock Option Agreement under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

10.4.5†
Form of Restricted Stock Unit Award Agreement (Canadian) under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

Exhibit No.	Description

10.4.6†
Form of Restricted Stock Unit Award Agreement (Non-Canadian) under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

10.5†
Key Energy Services, Inc. 2013 Performance Unit Plan. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

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

10.11†
Employment Agreement, dated effective as of March 25, 2013, among J. Marshall Dodson and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 28, 2013, File No. 001-08038.)

10.12†
Form of Amendment to Employment Agreement, in the form executed on March 29, 2010, by and between Key Energy Services, Inc., Key Energy Shared Services, LLC, and each of Richard J. Alario, T.M. Whichard III, Newton W. Wilson III, Kim B. Clarke and Kim R. Frye. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 1, 2010, File No. 001-08038.)

10.13.1
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

10.13.2
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

Exhibit No.	Description

10.14.1
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

10.14.2
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