Form 10-Q
period 2014-03-31
KEY ENERGY SERVICES INC
filed 2014-05-06
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
  ____________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2014, the number of outstanding shares of common stock of the registrant was 153,392,051.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,949	$28,306
Accounts receivable, net of allowance for doubtful accounts of $1,212 and $766, respectively	320,722	348,966
Inventories	38,879	32,335
Other current assets	98,527	96,546
Total current assets	499,077	506,153
Property and equipment	2,625,702	2,606,738
Accumulated depreciation	(1,282,249)	(1,241,092)
Property and equipment, net	1,343,453	1,365,646
Goodwill	623,233	624,875
Other intangible assets, net	37,845	41,146
Deferred financing costs, net	13,198	13,897
Other assets	34,821	35,753
TOTAL ASSETS	$2,551,627	$2,587,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$64,671	$58,826
Other current liabilities	151,299	169,945
Current portion of long-term debt	—	3,573
Total current liabilities	215,970	232,344
Long-term debt	763,843	763,981
Workers' compensation, vehicular and health insurance liabilities	30,112	29,944
Deferred tax liabilities	282,324	284,453
Other non-current liabilities	25,709	25,655
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 153,403,019 and 152,331,006 shares issued and outstanding	15,340	15,233
Additional paid-in capital	952,939	953,306
Accumulated other comprehensive loss	(20,679)	(15,414)
Retained earnings	286,069	297,968
Total equity	1,233,669	1,251,093
TOTAL LIABILITIES AND EQUITY	$2,551,627	$2,587,470
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
REVENUES	$356,141	$428,449
COSTS AND EXPENSES:
Direct operating expenses	258,302	299,182
Depreciation and amortization expense	51,095	54,193
General and administrative expenses	52,866	63,245
Operating income (loss)	(6,122)	11,829
Interest expense, net of amounts capitalized	13,554	13,804
Other income, net	(69)	(1,223)
Loss before income taxes	(19,607)	(752)
Income tax benefit	7,708	566
Net loss	(11,899)	(186)
Income attributable to noncontrolling interest	—	88
LOSS ATTRIBUTABLE TO KEY	$(11,899)	$(274)
Loss per share attributable to Key:
Basic and diluted	$(0.08)	$—
Weighted average shares outstanding:
Basic and diluted	152,927	151,967
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
NET LOSS	$(11,899)	$(186)
Other comprehensive loss, net of tax:
Foreign currency translation loss	(5,265)	(1,518)
COMPREHENSIVE INCOME LOSS	(17,164)	(1,704)
Comprehensive loss attributable to noncontrolling interest	—	590
COMPREHENSIVE LOSS ATTRIBUTABLE TO KEY	$(17,164)	$(1,114)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,899)	$(186)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	51,095	54,193
Bad debt expense	332	1,203
Accretion of asset retirement obligations	145	159
Loss from equity method investments	70	128
Amortization of deferred financing costs and premium	560	659
Deferred income tax benefit	(6,541)	(377)
Capitalized interest	—	(137)
Gain on disposal of assets, net	(319)	—
Share-based compensation	3,101	4,947
Excess tax benefit from share-based compensation	1,210	1,402
Changes in working capital:
Accounts receivable	27,519	(2,959)
Other current assets	(5,292)	(5,308)
Accounts payable, accrued interest and accrued expenses	(15,046)	(39,926)
Share-based compensation liability awards	1,563	1,017
Other assets and liabilities	(804)	4,747
Net cash provided by operating activities	45,694	19,562
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,525)	(37,144)
Proceeds from sale of fixed assets	1,174	374
Proceeds from sale of assets held for sale	600	—
Restricted funds held in escrow	—	(14,615)
Net cash used in investing activities	(26,751)	(51,385)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,573)	—
Repayments of capital lease obligations	—	(264)
Proceeds from borrowings on revolving credit facility	70,000	95,000
Repayments on revolving credit facility	(70,000)	(65,000)
Payment of deferred financing costs	—	(46)
Repurchases of common stock	(2,151)	(2,462)
Excess tax expense from share-based compensation	(1,210)	(1,402)
Net cash provided by (used in) financing activities	(6,934)	25,826
Effect of changes in exchange rates on cash	634	(52)
Net increase (decrease) in cash and cash equivalents	12,643	(6,049)
Cash and cash equivalents, beginning of period	28,306	45,949
Cash and cash equivalents, end of period	$40,949	$39,900

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2013 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2013 Form 10-K.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2013 Form 10-K.
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
AlMansoori Key Energy Services, LLC. On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services, LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services, LLC, a joint venture under the laws of Abu Dhabi, UAE. The purpose of the joint venture was to engage in conventional workover and drilling services, coiled tubing services, fishing and rental services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. Although AlMansoori held a 51% interest in the joint venture and we held a 49% interest, we held three of the five board of directors seats and a controlling financial interest. In addition, profits and losses of the joint venture were shared on equal terms and in equal amounts with AlMansoori. Because the joint venture did not have sufficient resources to carry on its activities without our financial support, we determined it to be a variable interest entity of which we were the primary beneficiary. We consolidated the entity in our financial statements. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC and the acquisition of the underlying business for $5.1 million. The $5.1 million is expected to be paid in 2014 and is recorded in "Other current liabilities" in our consolidated balance sheet. The acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC was accounted for as an equity transaction therefore did not result in a gain or loss.
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2014 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
BALANCE AT DECEMBER 31, 2013	152,331	$15,233	$953,306	$(15,414)	$297,968	$—	$1,251,093
Foreign currency translation	—	—	—	(5,265)	—	—	(5,265)
Common stock purchases	(276)	(28)	(2,123)	—	—	—	(2,151)
Share-based compensation	1,348	135	2,966	—	—	—	3,101
Tax benefits from share-based compensation	—	—	(1,210)	—	—	—	(1,210)
Net loss	—	—	—	—	(11,899)	—	(11,899)
BALANCE AT MARCH 31, 2014	153,403	$15,340	$952,939	$(20,679)	$286,069	$—	$1,233,669

A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2013 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
BALANCE AT DECEMBER 31, 2012	151,070	$15,108	$925,132	$(6,148)	$319,736	$33,504	$1,287,332
Foreign currency translation	—	—	—	(840)	—	(678)	(1,518)
Common stock purchases	(299)	(31)	(2,431)	—	—	—	(2,462)
Share-based compensation	1,580	158	3,415	—	—	—	3,573
Tax benefits from share-based compensation	—	—	(1,402)	—	—	—	(1,402)
Net income (loss)	—	—	—	—	(274)	88	(186)
BALANCE AT MARCH 31, 2013	152,351	$15,235	$924,714	$(6,988)	$319,462	$32,914	$1,285,337

NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Other current assets:
Deferred tax assets	$15,755	$11,707
Prepaid current assets	26,695	28,435
Reinsurance receivable	9,389	9,113
VAT asset	21,279	21,683
Other	25,409	25,608
Total	$98,527	$96,546

The table below presents comparative detailed information about other non-current assets at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Other non-current assets:
Deferred tax assets	$22,292	$22,313
Reinsurance receivable	9,788	9,397
Deposits	1,355	1,533
Equity method investments	965	962
Other	421	1,548
Total	$34,821	$35,753
The table below presents comparative detailed information about other current liabilities at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$34,273	$34,956
Accrued operating expenditures	38,255	36,573
Income, sales, use and other taxes	30,613	37,064
Self-insurance reserve	31,964	32,129
Accrued interest	3,861	15,285
Accrued insurance premiums	4,801	8,049
Share-based compensation and other liabilities	7,532	5,889
Total	$151,299	$169,945

The table below presents comparative detailed information about other non-current liabilities at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$12,144	$11,999
Environmental liabilities	6,119	6,176
Accrued rent	707	853
Accrued sales, use and other taxes	5,394	5,552
Other	1,345	1,075
Total	$25,709	$25,655
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2013	$597,456	$27,419	$624,875
Impact of foreign currency translation	—	(1,642)	(1,642)
March 31, 2014	$597,456	$25,777	$623,233
The components of our other intangible assets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Noncompete agreements:
Gross carrying value	$9,332	$9,332
Accumulated amortization	(7,624)	(7,104)
Net carrying value	1,708	2,228
Patents, trademarks and tradename:
Gross carrying value	13,385	14,039
Accumulated amortization	(234)	(223)
Net carrying value	13,151	13,816
Customer relationships and contracts:
Gross carrying value	100,023	100,271
Accumulated amortization	(80,739)	(78,926)
Net carrying value	19,284	21,345
Developed technology:
Gross carrying value	7,583	7,583
Accumulated amortization	(3,881)	(3,826)
Net carrying value	3,702	3,757
Customer Backlog:
Gross carrying value	779	779
Accumulated amortization	(779)	(779)
Net carrying value	—	—
Total:
Gross carrying value	131,102	132,004
Accumulated amortization	(93,257)	(90,858)
Net carrying value	$37,845	$41,146

Of our intangible assets at March 31, 2014, $13.0 million is an indefinite-lived tradename and not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2014	2015	2016	2017	2018	2019
		(in thousands)
Noncompete agreements	0.5	$1,145	$308	$255	$—	$—	$—
Patents and trademarks	4.2	30	40	40	40	17	—
Customer relationships and contracts	5.7	5,905	5,038	3,414	2,418	1,120	820
Developed technology	16.8	166	221	221	221	221	221
Total expected intangible asset amortization expense		$7,246	$5,607	$3,930	$2,679	$1,358	$1,041
Certain of our goodwill and other intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $2.6 million and $4.8 million for the three months ended March 31, 2014 and 2013, respectively.
NOTE 7. LONG-TERM DEBT
As of March 31, 2014 and December 31, 2013, the components of our long-term debt were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
8.375% Senior Notes due 2014	—	3,573
Senior Secured Credit Facility revolving loans due 2016	85,000	85,000
Net unamortized premium on debt	3,843	3,981
Total debt	763,843	767,554
Less current portion	—	(3,573)
Long-term debt	$763,843	$763,981
8.375% Senior Notes due 2014
On February 25, 2014, we redeemed the $3.6 million aggregate principal amount and paid $0.1 million accrued interest of 8.375% Senior Notes due 2014 (the “2014 Notes”) pursuant to the indenture dated as of November 29, 2007 (as supplemented, the “Indenture”). The 2014 Notes were general unsecured senior obligations and were subordinate to all of our existing and future secured indebtedness. The 2014 Notes were jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2014 Notes was payable on June 1 and December 1 of each year.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2014, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of March 31, 2014.
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
We were in compliance with these covenants as of March 31, 2014. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of March 31, 2014, we had borrowings of $85.0 million outstanding under the revolving credit facility, $51.1 million of letters of credit outstanding with borrowing capacity of $170.0 million available considering covenant constraints under our 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.88% and 2.68% for the three-month periods ended March 31, 2014 and March 31, 2013, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of March 31, 2014, $2.0 million of letters of credit were outstanding under the facility.

NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other income, net” for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest income	$(18)	$(11)
Foreign exchange (gain) loss	1,366	(925)
Other, net	(1,417)	(287)
Total	$(69)	$(1,223)
NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates on continuing operations for the three months ended March 31, 2014 and 2013 were 39.3% and 75.3%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of March 31, 2014 and December 31, 2013, we had $0.9 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized tax expense of less than $0.1 million for the three-month periods ended March 31, 2014 and 2013 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2009.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.1 million and $0.4 million for the payment of interest and penalties as of March 31, 2014 and December 31, 2013, respectively. We believe that it is reasonably possible that $0.5 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three months ended March 31, 2014 and 2013.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably approximated. We have $0.7 million of other liabilities related to litigation that is deemed probable and reasonably estimated as of March 31, 2014. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
During the second and third quarter of 2013, three lawsuits with similar allegations of violations of California's wage and hour laws were filed in California. The lawsuits allege failure to pay overtime, failure to pay minimum wages, improper payroll deductions, failure to pay final wages in a timely manner, and violations of the California meal and break period laws, among other claims. We intend to vigorously investigate and defend these actions; however, because these cases are in the early stages, we cannot predict the outcome of these lawsuits at this time and, accordingly, cannot estimate any possible loss or range of loss.

Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2014 and December 31, 2013, we have recorded $62.1 million of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $19.2 million and $18.5 million of insurance receivables as of March 31, 2014 and December 31, 2013, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of March 31, 2014 and December 31, 2013, we have recorded $6.1 million and $6.2 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
NOTE 11. LOSS PER SHARE
Basic loss per share is determined by dividing net loss attributable to Key by the weighted average number of common shares actually outstanding during the period. Diluted loss per common share is based on the increased number of shares that would be outstanding assuming conversion of potentially dilutive outstanding securities using the treasury stock and “as if converted” methods.
The components of our loss per share are as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Loss attributable to Key	$(11,899)	$(274)
Denominator
Weighted average shares outstanding	152,927	151,967
Basic and diluted loss per share attributable to Key	$(0.08)	$—
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted loss per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted loss per share calculations for the three months ended March 31, 2014 and March 31, 2013 exclude the potential exercise of 1.4 million and 1.8 million stock options, respectively, and 0.3 million and 0.4 million SARs, respectively, due to the loss attributable to Key. No events occurred after March 31, 2014 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $3.1 million and $6.0 million during the three months ended March 31, 2014 and 2013, respectively, and the related income tax benefit recognized was $1.2 million and $2.2 million for the same periods. We did not capitalize any share-based compensation during the three months ended March 31, 2014 and 2013.
The unrecognized compensation cost related to our unvested restricted stock as of March 31, 2014 is estimated to be $16.1 million and is expected to be recognized over a weighted-average period of 1.6 years. We do not have unrecognized cost related to our unvested stock options as of March 31, 2014. No phantom stock was outstanding as of March 31, 2014.

On January 30, 2014, the Compensation Committee of the Board of Directors adopted the 2014 Performance Unit Plan (the “2014 PU Plan”) and granted performance units pursuant to the Performance Award Agreement (“2012 PU Award Agreement”) under the Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan (the “2012 Plan”). We believe that the 2014 PU Plan and 2012 PU Award Agreement will enable us to obtain and retain employees who will contribute to our long term success by aligning the interests of our executives with the interests of our stockholders by providing compensation that is linked directly to increases in share value.
In January 2014, we issued 0.5 million performance units to our executive officers under the 2012 Plan with such material terms as set forth in the 2012 PU Award Agreement. In February 2014, we issued 0.1 million performance units to certain other employees under the 2014 PU Plan. The performance units are measured based on two performance periods from January 1, 2014 to December 31, 2014 and from January 1, 2015 to December 31, 2015. One half of the performance units are measured based on the first performance period, and the other half are measured based on the second performance period. The number of performance units that may be earned by a participant is determined at the end of each performance period based on the relative placement of Key’s total stockholder return for that period within the peer group, as follows:

Company Placement for the Performance Period	Percentile Ranking in Peer Group	Performance Units Earned as a Percentage of Target
First	100%	200%
Second	91%	180%
Third	82%	160%
Fourth	73%	140%
Fifth	64%	120%
Sixth	55%	100%
Seventh	45%	75%
Eighth	36%	50%
Ninth	27%	25%
Tenth	18%	0%
Eleventh	9%	0%
Twelfth	0%	0%
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of March 31, 2014, the fair value of outstanding performance units was $8.2 million, and is being accreted to compensation expense over the vesting terms of the awards. As of March 31, 2014, the unrecognized compensation cost related to our unvested performance units is estimated to be $5.5 million and is expected to be recognized over a weighted-average period of 1.4 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $8.8 million and $6.6 million for the three-month periods ended March 31, 2014 and 2013, respectively. Receivables outstanding from Anadarko were approximately $3.4 million and $4.9 million as of March 31, 2014 and December 31, 2013, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2014 and December 31, 2013.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable - Argentina operations sale	$11,755	$11,755	$12,355	$12,355
Financial liabilities:
6.75% Senior Notes	$675,000	$705,375	$675,000	$690,390
8.375% Senior Notes	—	—	3,573	3,627
Credit Facility revolving loans	85,000	85,000	85,000	85,000
Notes receivable — Argentina operations sale. The fair value of these notes receivable are based upon the quoted market Treasury rates as of the dates indicated. The carrying values of these items approximate their fair values due to the maturity dates rapidly approaching, thus giving way to discount rates that are similar.
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2014 was $675.0 million, and the fair value was $705.4 million (104.5% of carrying value).
8.375% Senior Notes due 2014. At December 31, 2013 the fair value of our 2014 Notes was based upon the quoted market prices for those securities as of the dates indicated. These notes were redeemed in February 2014.
Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2013 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of March 31, 2014 were $85.0 million.
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
Demand for our fishing and rental services is closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices.

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
Financial Summary
The following tables set forth our unaudited segment information as of and for the three months ended March 31, 2014 and 2013 (in thousands):

As of and for the three months ended March 31, 2014
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$324,044	$32,097	$—	$—	$356,141
Intersegment revenues	235	2,221	542	(2,998)	—
Depreciation and amortization	40,703	7,904	2,488	—	51,095
Other operating expenses	247,684	34,684	28,800	—	311,168
Operating income (loss)	35,657	(10,491)	(31,288)	—	(6,122)
Interest expense, net of amounts capitalized	—	2	13,552	—	13,554
Income (loss) before income taxes	36,422	(11,948)	(44,081)	—	(19,607)
Long-lived assets(1)	1,635,709	311,286	282,931	(177,376)	2,052,550
Total assets	2,841,405	474,533	(258,378)	(505,933)	2,551,627
Capital expenditures, excluding acquisitions	23,960	1,874	2,691	—	28,525

As of and for the three months ended March 31, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$346,072	$82,377	$—	$—	$428,449
Intersegment revenues	8,601	1,519	124	(10,244)	—
Depreciation and amortization	44,790	6,500	2,903	—	54,193
Other operating expenses	263,007	64,003	35,417	—	362,427
Operating income (loss)	38,275	11,874	(38,320)	—	11,829
Interest expense, net of amounts capitalized	1	49	13,754	—	13,804
Income (loss) before income taxes	38,209	13,056	(52,017)	—	(752)
Long-lived assets(1)	1,701,593	339,485	272,990	(168,885)	2,145,183
Total assets	2,593,050	544,236	85,141	(461,126)	2,761,301
Capital expenditures, excluding acquisitions	23,310	10,967	2,867	—	37,144

(1)	Long lived assets include fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Our 2021 Notes are guaranteed by virtually all our domestic subsidiaries, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands) (unaudited)
Assets:
Current assets	$62,058	$376,446	$60,573	$—	$499,077
Property and equipment, net	—	1,223,635	111,255	8,563	1,343,453
Goodwill	—	597,457	25,776	—	623,233
Deferred financing costs, net	13,198	—	—	—	13,198
Intercompany notes and accounts receivable and investment in subsidiaries	3,378,038	1,399,382	33,077	(4,810,497)	—
Other assets	—	33,654	39,012	—	72,666
TOTAL ASSETS	$3,453,294	$3,630,574	$269,693	$(4,801,934)	$2,551,627
Liabilities and equity:
Current liabilities	$12,303	$174,864	$28,803	$—	$215,970
Long-term debt and capital leases, less current portion	763,843	—	—	—	763,843
Intercompany notes and accounts payable	1,162,648	2,675,274	108,602	(3,946,524)	—
Deferred tax liabilities	279,647	4,643	(1,966)	—	282,324
Other long-term liabilities	1,200	54,657	(36)	—	55,821
Equity	1,233,653	721,136	134,290	(855,410)	1,233,669
TOTAL LIABILITIES AND EQUITY	$3,453,294	$3,630,574	$269,693	$(4,801,934)	$2,551,627

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$50,321	$398,188	$57,644	$—	$506,153
Property and equipment, net	—	1,244,216	121,430	—	1,365,646
Goodwill	—	597,457	27,418	—	624,875
Deferred financing costs, net	13,897	—	—	—	13,897
Intercompany notes and accounts receivable and investment in subsidiaries	3,421,607	1,364,174	12,939	(4,798,720)	—
Other assets	—	34,278	42,621	—	76,899
TOTAL ASSETS	$3,485,825	$3,638,313	$262,052	$(4,798,720)	$2,587,470
Liabilities and equity:
Current liabilities	$26,097	$182,497	$23,750	$—	$232,344
Long-term debt and capital leases, less current portion	763,981	—	—	—	763,981
Intercompany notes and accounts payable	1,162,648	2,667,943	97,050	(3,927,641)	—
Deferred tax liabilities	280,828	4,643	(1,819)	801	284,453
Other long-term liabilities	1,195	54,486	(82)	—	55,599
Equity	1,251,076	728,744	143,153	(871,880)	1,251,093
TOTAL LIABILITIES AND EQUITY	$3,485,825	$3,638,313	$262,052	$(4,798,720)	$2,587,470

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$330,475	$32,511	$(6,845)	$356,141
Direct operating expense	—	236,658	24,471	(2,827)	258,302
Depreciation and amortization expense	—	47,763	3,109	223	51,095
General and administrative expense	236	49,548	6,902	(3,820)	52,866
Operating loss	(236)	(3,494)	(1,971)	(421)	(6,122)
Interest expense, net of amounts capitalized	13,552	—	2	—	13,554
Other (income) loss, net	(671)	(724)	1,309	17	(69)
Loss before income taxes	(13,117)	(2,770)	(3,282)	(438)	(19,607)
Income tax (expense) benefit	—	5,971	(479)	2,216	7,708
Net loss	(13,117)	3,201	(3,761)	1,778	(11,899)
Income attributable to noncontrolling interest	—	—	—	—	—
LOSS ATTRIBUTABLE TO KEY	$(13,117)	$3,201	$(3,761)	$1,778	$(11,899)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$124	$405,384	$43,490	$(20,549)	$428,449
Direct operating expense	—	286,042	30,483	(17,343)	299,182
Depreciation and amortization expense	—	52,057	2,136	—	54,193
General and administrative expense	254	57,821	8,852	(3,682)	63,245
Operating income (loss)	(130)	9,464	2,019	476	11,829
Interest expense, net of amounts capitalized	13,891	(136)	49	—	13,804
Other (income) loss, net	(898)	(1,169)	37	807	(1,223)
Income (loss) before income taxes	(13,123)	10,769	1,933	(331)	(752)
Income tax (expense) benefit	1,248	(883)	201	—	566
Net income (loss)	(11,875)	9,886	2,134	(331)	(186)
Income attributable to noncontrolling interest	—	—	88	—	88
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(11,875)	$9,886	$2,046	$(331)	$(274)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$44,278	$1,416	$—	$45,694
Cash flows from investing activities:
Capital expenditures	—	(26,912)	(1,613)	—	(28,525)
Intercompany notes and accounts	—	(19,651)	—	19,651	—
Other investing activities, net		1,774	—	—	1,774
Net cash used in investing activities	—	(44,789)	(1,613)	19,651	(26,751)
Cash flows from financing activities:
Repayments of long-term debt	(3,573)	—	—	—	(3,573)
Proceeds from borrowings on revolving credit facility	70,000	—	—	—	70,000
Repayments on revolving credit facility	(70,000)	—	—	—	(70,000)
Repurchases of common stock	(2,151)	—	—	—	(2,151)
Intercompany notes and accounts	19,651	—	—	(19,651)	—
Other financing activities, net	(1,210)	—	—	—	(1,210)
Net cash provided by (used in) financing activities	12,717	—	—	(19,651)	(6,934)
Effect of changes in exchange rates on cash	—	—	634	—	634
Net increase (decrease) in cash and cash equivalents	12,717	(511)	437	—	12,643
Cash and cash equivalents at beginning of period	23,115	788	4,403	—	28,306
Cash and cash equivalents at end of period	$35,832	$277	$4,840	$—	$40,949

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$17,509	$2,053	$—	$19,562
Cash flows from investing activities:
Capital expenditures	—	(33,410)	(3,734)	—	(37,144)
Intercompany notes and accounts	—	29,505	—	(29,505)	—
Other investing activities, net	—	(14,241)	—	—	(14,241)
Net cash used in investing activities	—	(18,146)	(3,734)	(29,505)	(51,385)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(264)	—	—	(264)
Proceeds from borrowings on revolving credit facility	95,000	—	—	—	95,000
Repayments on revolving credit facility	(65,000)	—	—	—	(65,000)
Payment of deferred financing costs	(46)	—	—	—	(46)
Repurchases of common stock	(2,462)	—	—	—	(2,462)
Intercompany notes and accounts	(29,505)	—	—	29,505	—
Other financing activities, net	(1,402)	—	—	—	(1,402)
Net cash provided by (used in) financing activities	(3,415)	(264)	—	29,505	25,826
Effect of changes in exchange rates on cash	—	—	(52)	—	(52)
Net decrease in cash and cash equivalents	(3,415)	(901)	(1,733)	—	(6,049)
Cash and cash equivalents at beginning of period	39,617	1,601	4,731	—	45,949
Cash and cash equivalents at end of period	$36,202	$700	$2,998	$—	$39,900

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2014 and 2013, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2013 Form 10-K.
We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International business segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
PERFORMANCE MEASURES
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is often used as an indicator of overall Exploration and Production (“E&P”) company spending and broader oilfield activity. In assessing overall activity in the U.S. onshore oilfield service industry in which we operate, we believe that the Baker Hughes U.S. land drilling rig count is the best available barometer of E&P companies' capital spending and resulting activity levels. Historically, our activity levels have been highly correlated to U.S. onshore capital spending by our E&P company customers as a group.

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2014:
First Quarter	$98.68	$5.18	1,779

2013:
First Quarter	$94.33	$3.49	1,706
Second Quarter	$94.05	$4.02	1,710
Third Quarter	$105.83	$3.55	1,709
Fourth Quarter	$97.50	$3.84	1,697

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2013 through the first quarter of 2014:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2014:	U.S.	International	Total
First Quarter	347,047	46,090	393,137	481,353	63
Total 2014	347,047	46,090	393,137	481,353	63

2013:
First Quarter	337,714	114,103	451,817	580,862	62
Second Quarter	365,956	65,280	431,236	559,584	64
Third Quarter	360,112	55,105	415,217	524,513	64
Fourth Quarter	343,626	46,553	390,179	507,636	62
Total 2013	1,407,408	281,041	1,688,449	2,172,595	252

(1)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended March 31, 2014
Our core businesses depend on our customers' willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
First quarter 2014 U.S. revenues were comparable to the fourth quarter of 2013. First quarter 2014 results were impacted primarily by seasonal effects and multiple severe weather events across all lines of businesses. Operating income margins were impacted by seasonal factors and costs associated with rig mobilization, primarily from Mexico to the U.S.
Internationally, revenues were down 15.7% compared to fourth quarter 2013. Our International results were impacted by the continued activity slowdown in the North Region of Mexico, our principal operating region. Operating income margins were impacted by lower activity and severance.
Market Outlook
We continue to position Key to benefit from improving activity in many of our core markets through balanced service offerings across the wells’ life, giving Key exposure to unconventional horizontal well and legacy vertical well activities. We believe that the high value service we provide across the well life cycle yields many opportunities for Key.
                We expect our completions-driven businesses will see a meaningful improvement and benefit from the unconventional horizontal completion activity in many of our principal operating regions for the remainder of 2014. We have seen an increase in large-scale production-oriented tenders which, after evaluation by large operators, should result in the execution of new large-scale projects. We believe underlying demand for our production-driven services will remain strong and should improve as we move through the year as operators execute on large-scale projects.
                Internationally, we are taking necessary actions to insulate ourselves from further losses and allow us to operate profitably as we await the benefits of Mexican energy reform. We successfully relocated twelve rigs from Mexico to the U.S. during the first quarter and will likely redeploy a similar number in order to take advantage of actionable opportunities in the U.S. and reduce our fixed cost structure internationally. We expect activity in Mexico, especially in the North Region where we primarily operate, to remain limited as Petróleos Mexicanos (“Pemex”) waits for a response from Mexico's National Hydrocarbons Commission to determine which assets Pemex will operate post “Round Zero”.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three months ended March 31, 2014 and 2013, respectively (in thousands):

	Three Months Ended March 31,
	2014	2013
REVENUES	$356,141	$428,449
COSTS AND EXPENSES:
Direct operating expenses	258,302	299,182
Depreciation and amortization expense	51,095	54,193
General and administrative expenses	52,866	63,245
Operating income (loss)	(6,122)	11,829
Interest expense, net of amounts capitalized	13,554	13,804
Other income, net	(69)	(1,223)
Loss before income taxes	(19,607)	(752)
Income tax benefit	7,708	566
Net loss	(11,899)	(186)
Income attributable to noncontrolling interest	—	88
LOSS ATTRIBUTABLE TO KEY	$(11,899)	$(274)
Consolidated Results of Operations — Three Months Ended March 31, 2014 and 2013
Revenues
Our revenues for the three months ended March 31, 2014 decreased $72.3 million, or 16.9%, to $356.1 million from $428.4 million for the three months ended March 31, 2013, mostly due to lower demand for our rig-based services in the U.S. and reduced customer activity in Mexico. See “Segment Operating Results — Three Months Ended March 31, 2014 and 2013” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $40.9 million, to $258.3 million (72.5% of revenues), for the three months ended March 31, 2014, compared to $299.2 million (69.8% of revenues) for the three months ended March 31, 2013. The decrease was a direct result of lower activity in Rig-Based Services primarily in California, the Permian Basin and Mexico.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $3.1 million, or 5.7%, to $51.1 million during the three months ended March 31, 2014, compared to $54.2 million for the three months ended March 31, 2013. The decrease is primarily attributable to decreases in capital expenditures.
General and Administrative Expenses
General and administrative expenses decreased $10.4 million, to $52.9 million (14.8% of revenues), for the three months ended March 31, 2014, compared to $63.2 million (14.8% of revenues) for the three months ended March 31, 2013. The decrease is primarily due to cost cutting initiatives in all of our businesses, with the Fluid Management Services area leading the way.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.3 million, or 1.8%, to $13.6 million for the three months ended March 31, 2014, compared to $13.8 million for the same period in 2013. The decrease is primarily related to reduced borrowings under the revolving credit facility for the three months ended March 31, 2014 compared to the same period in 2013.
Other Income, Net
During the quarter ended March 31, 2014, we recognized other income, net, of $0.1 million, compared to other income, net, of $1.2 million for the quarter ended March 31, 2013. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.

The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest income	$(18)	$(11)
Foreign exchange (gain) loss	1,366	(925)
Other, net	(1,417)	(287)
Total	$(69)	$(1,223)
Income Tax Benefit
We recorded income tax benefit of $7.7 million on pre-tax loss of $19.6 million in the three months ended March 31, 2014, compared to income tax benefit of $0.6 million on pre-tax loss of $0.8 million in the three months ended March 31, 2013. Our effective tax rate was 39.3% for the three months ended March 31, 2014, compared to 75.3% for the three months ended March 31, 2013. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items that affect book income but do not affect taxable income.
Noncontrolling Interests
We have no noncontrolling interest holders in 2014. For the three months ended March 31, 2013, we allocated $0.1 million associated with the income incurred by our joint ventures to the noncontrolling interests holders of these ventures.
Segment Operating Results — Three Months Ended March 31, 2014 and 2013
The following table shows operating results for each of our segments for the three months ended March 31, 2014 and 2013 (in thousands):

For the three months ended March 31, 2014
	U.S.	International	Functional Support	Total
Revenues from external customers	$324,044	$32,097	$—	$356,141
Operating expenses	288,387	42,588	31,288	362,263
Operating income (loss)	35,657	(10,491)	(31,288)	(6,122)

For the three months ended March 31, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$346,072	$82,377	$—	$428,449
Operating expenses	307,797	70,503	38,320	416,620
Operating income (loss)	38,275	11,874	(38,320)	11,829
U.S.
Revenues for our U.S. segment decreased $22.0 million, or 6.4%, to $324.0 million for the three months ended March 31, 2014, compared to $346.1 million for the three months ended March 31, 2013. The decrease for this segment was due to reduced customer spending, primarily in California and the Permian Basin.
Operating expenses for our U.S. segment were $288.4 million during the three months ended March 31, 2014, which represented a decrease of $19.4 million, or 6.3%, compared to $307.8 million for the same period in 2013. The decrease was directly attributable to lower activity and improved cost control initiatives.
International
Revenues for our International segment decreased $50.3 million, or 61.0%, to $32.1 million for the three months ended March 31, 2014, compared to $82.4 million for the three months ended March 31, 2013. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our International segment decreased $27.9 million, or 39.6%, to $42.6 million for the three months ended March 31, 2014, compared to $70.5 million for the three months ended March 31, 2013. These expenses decreased as a direct result of lower customer activity in Mexico.

Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $7.0 million, or 18.4%, to $31.3 million (8.8% of consolidated revenues) for the three months ended March 31, 2014 compared to $38.3 million (8.9% of consolidated revenues) for the same period in 2013.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of March 31, 2014, we had cash and cash equivalents of $40.9 million. Our adjusted working capital (working capital excluding the current portion of capital lease obligations) was $283.1 million as of March 31, 2014, compared to $277.4 million as of December 31, 2013. Our adjusted working capital increased from the prior year end primarily as a result of an increase in cash and cash equivalents, inventory and decrease in accrued interest, partially offset by reduced accounts receivable. Our total outstanding debt was $763.8 million, and we have no significant debt maturities until 2016. As of March 31, 2014, we have $85.0 million in borrowings, $51.1 million in committed letters of credit outstanding with borrowing capacity of $170.0 million available considering covenant constraints under our 2011 Credit Facility (defined below).
Cash Flows
The following table summarizes our cash flows for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$45,694	$19,562
Cash paid for capital expenditures	(28,525)	(37,144)
Proceeds received from sale of fixed assets	1,174	374
Proceeds received from sale of assets held for sale	600	—
Restricted funds held in escrow	—	(14,615)
Repayments of capital lease obligations	—	(264)
Repayments of long-term debt	(3,573)	—
Proceeds from borrowings on revolving credit facility	70,000	95,000
Repayments on revolving credit facility	(70,000)	(65,000)
Repurchases of common stock	(2,151)	(2,462)
Other financing activities, net	(1,210)	(1,448)
Effect of exchange rates on cash	634	(52)
Net increase (decrease) in cash and cash equivalents	$12,643	$(6,049)

Cash provided by operating activities was $45.7 million and $19.6 million for the three months ended March 31, 2014 and 2013, respectively.
Cash used in investing activities was $26.8 million and $51.4 million for three months ended March 31, 2014 and 2013, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through March 31, 2014 primarily relate to replacement assets for our existing fleet and equipment. Additionally, during the first quarter of 2013, as previously disclosed, we funded into escrow $14.6 million for the acquisition of the 50% noncontrolling interest in Geostream, our joint venture in Russia.
Cash used in financing activities was $6.9 million during the three months ended March 31, 2014, compared to cash provided by financing activities of $25.8 million during the three months ended March 31, 2013. Overall financing cash outflows for 2014 primarily related to repayments of long-term debt. Overall financing cash inflows for 2013 primarily relate to net proceeds on the 2011 Credit Facility.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility and internally generated cash flows from operations.

Debt Service
We do not have any maturities of debt until 2016. Interest on our 2011 Credit Facility is due each quarter. Interest to be paid for the remainder of 2014 is approximately $23.0 million related to our 2021 Notes (defined below). We expect to fund interest payments from cash generated by operations. At March 31, 2014, our annual debt maturities for our 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2014	$—
2015	—
2016	85,000
2017	—
2018 and thereafter	675,000
Total principal payments	$760,000
At March 31, 2014, we were in compliance with all the covenants under the 2011 Credit Facility and the indentures governing the 2021 Notes.
8.375% Senior Notes due 2014
On February 25, 2014, we redeemed the $3.6 million aggregate principal amount and paid $0.1 million accrued interest of 8.375% Senior Notes that were due on March 27, 2014 (the “2014 Notes”) pursuant to the indenture dated as of November 29, 2007 (as supplemented, the “Indenture”). The 2014 Notes were general unsecured senior obligations were subordinate to all of our existing and future secured indebtedness. The 2014 Notes were jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2014 Notes was payable on June 1 and December 1 of each year.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2014, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at March 31, 2014.
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
In addition, the 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. We were in compliance with these covenants at March 31, 2014. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of March 31, 2014, we had borrowings of $85.0 million outstanding under the revolving credit facility, $51.1 million of letters of credit outstanding with borrowing capacity of $170.0 million available considering covenant constraints under our 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.88% and 2.68% for the three-month periods ended March 31, 2014 and March 31, 2013.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of March 31, 2014, $2.0 million of letters of credit were outstanding under the facility.
Off-Balance Sheet Arrangements
At March 31, 2014 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Liquidity Outlook and Future Capital Requirements
As of March 31, 2014, we had cash and cash equivalents of $40.9 million, borrowing capacity of $170.0 million available considering covenant constraints under the 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
During the three months ended March 31, 2014, our capital expenditures totaled $28.5 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2014 of $198.0 million is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2014 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2014 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2014 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2014 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2013 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk“ in our 2013 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Government Investigation
The U.S. Securities and Exchange Commission has advised us that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act involving business activities of Key’s operations in Russia. We take any such allegations very seriously and are conducting an investigation into the allegations. We are fully cooperating with and sharing the results of our investigation with the Commission. While the outcome of our investigation is currently not determinable, we do not expect that it will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.	RISK FACTORS
Reference is made to Part I, Item 1A. Risk Factors of the 2013 Form 10-K for information concerning risk factors. We are updating these risk factors to add the first risk factor set forth below and to amend the second risk factor set forth below. The following risk factors should be read in conjunction with the other risk factors set forth in the 2013 Form 10-K. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q and in the 2013 Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our financial condition and results of operations.
Compliance with new regulations regarding the use of “conflict minerals” could limit the supply and increase the cost of certain metals used in manufacturing our products.
Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires the SEC to promulgate new disclosure requirements for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. The new disclosure rules will take effect in May 2014. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.
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
Our wholly owned subsidiary, Geostream, provides drilling, workover and reservoir engineering services in Russia.  Russia has in recent months and is presently increasing its political influence in Ukraine, as evidenced by recently annexing the Crimean peninsula and amassing troops on the border with Ukraine, threatening an invasion of Ukraine. Continued political instability, deteriorating macroeconomic conditions and actual or threatened military action in the region could have a material adverse effect on our subsidiary’s operations in the region and on the result of operations of our International segment.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2014, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
January 1, 2014 to January 31, 2014	116,367	$7.78
February 1, 2014 to February 28, 2014	148,650	7.26
March 1, 2014 to March 31, 2014	11,265	8.70
Total	276,282	$7.54

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	May 6, 2014	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2
Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3
Seventh Amended and Restated By-laws of Key Energy Services, Inc. as amended through February 26, 2014. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on February 26, 2014, File No. 001-08038.)

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