Form 10-Q
period 2014-06-30
KEY ENERGY SERVICES INC
filed 2014-08-07
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014, the number of outstanding shares of common stock of the registrant was 153,535,485.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in this report, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Part II - Item 1A. Risk Factors” in our Quarterly Report Form 10-Q for the quarter ended March 31, 2014.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,448	$28,306
Accounts receivable, net of allowance for doubtful accounts of $1,671 and $766, respectively	300,733	348,966
Inventories	40,563	32,335
Other current assets	87,747	96,546
Total current assets	452,491	506,153
Property and equipment	2,593,631	2,606,738
Accumulated depreciation	(1,268,123)	(1,241,092)
Property and equipment, net	1,325,508	1,365,646
Goodwill	601,839	624,875
Other intangible assets, net	29,639	41,146
Deferred financing costs, net	12,498	13,897
Other assets	35,631	35,753
TOTAL ASSETS	$2,457,606	$2,587,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,679	$58,826
Other current liabilities	151,164	169,945
Current portion of long-term debt	—	3,573
Total current liabilities	216,843	232,344
Long-term debt	718,704	763,981
Workers' compensation, vehicular and health insurance liabilities	31,384	29,944
Deferred tax liabilities	275,557	284,453
Other non-current liabilities	26,452	25,655
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 153,584,564 and 152,331,006 shares issued and outstanding	15,359	15,233
Additional paid-in capital	956,849	953,306
Accumulated other comprehensive loss	(17,415)	(15,414)
Retained earnings	233,873	297,968
Total equity	1,188,666	1,251,093
TOTAL LIABILITIES AND EQUITY	$2,457,606	$2,587,470
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES	$350,595	$411,390	$706,736	$839,839
COSTS AND EXPENSES:
Direct operating expenses	262,883	287,102	521,185	586,284
Depreciation and amortization expense	52,184	58,208	103,279	112,401
General and administrative expenses	57,881	57,736	110,747	120,981
Goodwill and tradenames impairment	28,687	—	28,687	—
Operating income (loss)	(51,040)	8,344	(57,162)	20,173
Interest expense, net of amounts capitalized	13,426	13,984	26,980	27,788
Other (income) loss, net	(2,733)	430	(2,802)	(793)
Loss before income taxes	(61,733)	(6,070)	(81,340)	(6,822)
Income tax benefit	9,537	2,298	17,245	2,864
Net loss	(52,196)	(3,772)	(64,095)	(3,958)
Income attributable to noncontrolling interest	—	356	—	444
LOSS ATTRIBUTABLE TO KEY	$(52,196)	$(4,128)	$(64,095)	$(4,402)
Loss per share attributable to Key:
Basic and diluted	$(0.34)	$(0.03)	$(0.42)	$(0.03)
Weighted average shares outstanding:
Basic and diluted	153,496	152,384	153,157	152,175
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
NET LOSS	$(52,196)	$(3,772)	$(64,095)	$(3,958)
Other comprehensive income (loss):
Foreign currency translation income (loss)	3,264	(3,848)	(2,001)	(5,366)
COMPREHENSIVE LOSS	(48,932)	(7,620)	(66,096)	(9,324)
Comprehensive (income) loss attributable to noncontrolling interest	—	(367)	—	223
COMPREHENSIVE LOSS ATTRIBUTABLE TO KEY	$(48,932)	$(7,987)	$(66,096)	$(9,101)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(64,095)	$(3,958)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	103,279	112,401
Goodwill and tradenames impairment	28,687	—
Bad debt expense	1,151	901
Accretion of asset retirement obligations	294	305
Loss from equity method investments	79	242
Amortization of deferred financing costs and premium	1,121	1,358
Deferred income tax benefit	(7,707)	(3,085)
Capitalized interest	—	(292)
Loss on disposal of assets, net	3,452	848
Share-based compensation	7,101	9,393
Excess tax expense from share-based compensation	1,221	1,501
Changes in working capital:
Accounts receivable	46,970	(30,449)
Other current assets	(2,419)	4,611
Accounts payable, accrued interest and accrued expenses	(13,781)	(40,457)
Share-based compensation liability awards	1,587	493
Other assets and liabilities	328	(7,131)
Net cash provided by operating activities	107,268	46,681
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(69,429)	(72,577)
Proceeds from sale of fixed assets	7,239	3,881
Proceeds from notes receivable	2,150	—
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)
Net cash used in investing activities	(60,040)	(83,296)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,573)	—
Repayments of capital lease obligations	—	(379)
Proceeds from borrowings on revolving credit facility	115,000	155,000
Repayments on revolving credit facility	(160,000)	(135,000)
Payment of deferred financing costs	—	(69)
Repurchases of common stock	(2,211)	(3,134)
Excess tax expense from share-based compensation	(1,221)	(1,501)
Net cash provided by (used in) financing activities	(52,005)	14,917
Effect of changes in exchange rates on cash	(81)	484
Net decrease in cash and cash equivalents	(4,858)	(21,214)
Cash and cash equivalents, beginning of period	28,306	45,949
Cash and cash equivalents, end of period	$23,448	$24,735

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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
Accounting Standards Adopted or Not Yet Adopted in this Report
There are no new accounting standards that have been adopted in this report.
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contract with Customers (Topic 606). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and must be adopted using either a full retrospective method or a modified retrospective method. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.

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
AlMansoori Key Energy Services, LLC. On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services, LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services, LLC, a joint venture under the laws of Abu Dhabi, UAE. The purpose of the joint venture was to engage in conventional workover and drilling services, coiled tubing services, fishing and rental services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. Although AlMansoori held a 51% interest in the joint venture and we held a 49% interest, we held three of the five board of directors seats and a controlling financial interest. In addition, profits and losses of the joint venture were shared on equal terms and in equal amounts with AlMansoori. Because the joint venture did not have sufficient resources to carry on its activities without our financial support, we determined it to be a variable interest entity of which we were the primary beneficiary. We consolidated the entity in our financial statements. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC and the acquisition of the underlying business for $5.1 million. The $5.1 million is expected to be paid in 2014 and is recorded in “Other current liabilities” in our consolidated balance sheet. The acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC was accounted for as an equity transaction therefore did not result in a gain or loss.
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2014 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
BALANCE AT DECEMBER 31, 2013	152,331	$15,233	$953,306	$(15,414)	$297,968	$—	$1,251,093
Foreign currency translation	—	—	—	(2,001)	—	—	(2,001)
Common stock purchases	(283)	(28)	(2,183)	—	—	—	(2,211)
Share-based compensation	1,537	154	6,947	—	—	—	7,101
Excess tax expense from share-based compensation	—	—	(1,221)	—	—	—	(1,221)
Net loss	—	—	—	—	(64,095)	—	(64,095)
BALANCE AT JUNE 30, 2014	153,585	$15,359	$956,849	$(17,415)	$233,873	$—	$1,188,666

A reconciliation of the total carrying amount of our equity accounts for six months ended June 30, 2013 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
BALANCE AT DECEMBER 31, 2012	151,070	$15,108	$925,132	$(6,148)	$319,736	$33,504	$1,287,332
Foreign currency translation	—	—	—	(4,699)	—	(667)	(5,366)
Common stock purchases	(410)	(42)	(3,092)	—	—	—	(3,134)
Share-based compensation	1,783	178	9,215	—	—	—	9,393
Excess tax expense from share-based compensation	—	—	(1,501)	—	—	—	(1,501)
Acquisition of the 50% noncontrolling interest in Geostream (Note 3)	—	—	22,432	(4,350)	—	(31,196)	(13,114)
Net income (loss)	—	—	—	—	(4,402)	444	(3,958)
BALANCE AT JUNE 30, 2013	152,443	$15,244	$952,186	$(15,197)	$315,334	$2,085	$1,269,652
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Other current assets:
Deferred tax assets	$18,119	$11,707
Prepaid current assets	21,474	28,435
Reinsurance receivable	9,447	9,113
VAT asset	21,596	21,683
Other	17,111	25,608
Total	$87,747	$96,546
The table below presents comparative detailed information about other non-current assets at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Other non-current assets:
Deferred tax assets	$22,606	$22,313
Reinsurance receivable	9,875	9,397
Deposits	1,641	1,533
Equity method investments	1,038	962
Other	471	1,548
Total	$35,631	$35,753

The table below presents comparative detailed information about other current liabilities at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$24,193	$34,956
Accrued operating expenditures	41,574	36,573
Income, sales, use and other taxes	28,907	37,064
Self-insurance reserve	33,043	32,129
Accrued interest	15,241	15,285
Accrued insurance premiums	2,327	8,049
Share-based compensation and other liabilities	5,879	5,889
Total	$151,164	$169,945
The table below presents comparative detailed information about other non-current liabilities at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$12,293	$11,999
Environmental liabilities	6,080	6,176
Accrued rent	560	853
Accrued sales, use and other taxes	5,377	5,552
Other	2,142	1,075
Total	$26,452	$25,655
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2013	$597,456	$27,419	$624,875
Goodwill impairment	—	(22,437)	(22,437)
Impact of foreign currency translation	—	(599)	(599)
June 30, 2014	$597,456	$4,383	$601,839

The components of our other intangible assets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Noncompete agreements:
Gross carrying value	$9,332	$9,332
Accumulated amortization	(8,050)	(7,104)
Net carrying value	1,282	2,228
Patents, trademarks and tradenames:
Gross carrying value	13,808	14,039
Accumulated amortization and impairment	(6,492)	(223)
Net carrying value	7,316	13,816
Customer relationships and contracts:
Gross carrying value	100,385	100,271
Accumulated amortization	(82,990)	(78,926)
Net carrying value	17,395	21,345
Developed technology:
Gross carrying value	7,583	7,583
Accumulated amortization	(3,937)	(3,826)
Net carrying value	3,646	3,757
Customer Backlog:
Gross carrying value	779	779
Accumulated amortization	(779)	(779)
Net carrying value	—	—
Total:
Gross carrying value	131,887	132,004
Accumulated amortization and impairment	(102,248)	(90,858)
Net carrying value	$29,639	$41,146

Of our intangible assets at June 30, 2014, $7.2 million are indefinite-lived tradenames and patents which are not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2014	2015	2016	2017	2018	2019
		(in thousands)
Noncompete agreements	0.3	$719	$308	$255	$—	$—	$—
Trademarks	3.9	20	40	40	40	17	—
Customer relationships and contracts	5.5	3,964	5,093	3,469	2,454	1,120	820
Developed technology	16.5	111	221	221	221	221	221
Total expected intangible asset amortization expense		$4,814	$5,662	$3,985	$2,715	$1,358	$1,041
Certain of our goodwill and other intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $2.6 million and $4.9 million for the three months ended June 30, 2014 and 2013, respectively, and $5.2 million and $9.7 million for the six months ended June 30, 2014 and 2013, respectively.

We perform an analysis of goodwill impairment on an annual basis unless an event occurs that triggers additional interim testing. Deterioration in the capital investment climate in Russia as a result of geopolitical events occurring during the second quarter of 2014 was determined to be a triggering event. This triggering event required us to perform testing for possible goodwill impairment of our Russian business reporting unit which is included in our International reporting segment. Our analysis concluded that Russia's $22.4 million of goodwill is fully impaired, and that $6.3 million of Russia's tradename intangible assets is impaired as well. We concluded that there is no impairment to Russia's other long-lived assets.
NOTE 7. LONG-TERM DEBT
As of June 30, 2014 and December 31, 2013, the components of our long-term debt were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
8.375% Senior Notes due 2014	—	3,573
Senior Secured Credit Facility revolving loans due 2016	40,000	85,000
Net unamortized premium on debt	3,704	3,981
Total debt	718,704	767,554
Less current portion	—	(3,573)
Long-term debt	$718,704	$763,981
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2014, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of June 30, 2014.
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
The interest rate per annum applicable to the 2011 Credit Facility is, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans ranges from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility equal 0.5%.
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
We were in compliance with covenants of the 2011 Credit Facility as of June 30, 2014. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of June 30, 2014, we had borrowings of $40.0 million outstanding under the revolving credit facility, $49.1 million of letters of credit outstanding with borrowing capacity of $189.3 million available considering covenant constraints under our 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.88% and 2.67% for the three-month periods ended June 30, 2014 and June 30, 2013, respectively, and the weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.88% and 2.68% for six months ended June 30, 2014 and June 30, 2013, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of June 30, 2014, $2.0 million of letters of credit were outstanding under the facility.
NOTE 8. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other (income) loss, net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$(30)	$(84)	$(48)	$(95)
Foreign exchange (gain) loss	(1,377)	1,398	(11)	473
Other, net	(1,326)	(884)	(2,743)	(1,171)
Total	$(2,733)	$430	$(2,802)	$(793)

NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended June 30, 2014 and 2013 were 15.4% and 37.9%, respectively, and 21.2% and 42.0% for the six months ended June 30, 2014 and 2013, respectively. Excluding the impact of non-deductible goodwill and tradename impairment expense, our effective tax rates for the three month and six month periods ended June 30, 2014, were 28.9% and 32.8%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of June 30, 2014 and December 31, 2013, we had $0.9 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax benefit of less than $0.1 million for each of the three-month periods ended June 30, 2014 and 2013 related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2009.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.1 million and $0.4 million for the payment of interest and penalties as of June 30, 2014 and December 31, 2013, respectively. We believe that it is reasonably possible that $0.4 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three or six months ended June 30, 2014 and 2013.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably approximated. We have $0.4 million of other liabilities related to litigation that is deemed probable and reasonably estimated as of June 30, 2014. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Between the second quarter of 2013 and the second quarter of 2014, five lawsuits with similar allegations of violations of California's wage and hour laws were filed in California. The lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. We intend to vigorously investigate and defend these actions; however, because these cases are in the early stages, we cannot predict the outcome of these lawsuits at this time and, accordingly, cannot estimate any possible loss or range of loss.
In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the U.S. Foreign Corrupt Practices Act (“FCPA”) and other applicable laws. We conducted an initial investigation of this matter and our Board of Directors formed a special committee of independent directors to oversee the investigation of this matter as well as the investigation of previously disclosed possible violations of the FCPA involving business activities of our operations in Russia, and any other resulting matters. The special committee has retained external independent legal counsel to conduct these investigations going forward. The special committee’s investigations, which also includes a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, are ongoing. On May 30, 2014, we voluntarily disclosed the allegation involving our Mexico operations and information from the Company's initial investigation to the SEC and Department of Justice (“DOJ”). We are fully cooperating with the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot estimate any possible loss or range of loss.

Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2014 and December 31, 2013, we have recorded $64.4 million and $62.1 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $19.3 million and $18.5 million of insurance receivables as of June 30, 2014 and December 31, 2013, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of June 30, 2014 and December 31, 2013, we have recorded $6.1 million and $6.2 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Loss attributable to Key	$(52,196)	$(4,128)	$(64,095)	$(4,402)
Denominator
Weighted average shares outstanding	153,496	152,384	153,157	152,175
Basic and diluted loss per share attributable to Key	$(0.34)	$(0.03)	$(0.42)	$(0.03)
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted loss per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculations for the three months ended June 30, 2014 exclude the potential exercise of 1.3 million stock options and 0.3 million SARs and the six months ended June 30, 2014 exclude the potential exercise of 1.4 million stock options and 0.3 million SARs due to net loss attributable to Key in the first and second quarters of 2014. The diluted earnings per share calculations for the three and six months ended June 30, 2013 exclude the potential exercise of 1.7 million stock options and 0.3 million SARs due to net loss attributable to Key in the first and second quarters of 2013. No events occurred after June 30, 2014 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.4 million and $2.2 million during the three months ended June 30, 2014 and 2013, respectively, and the related income tax expense recognized was $0.7 million and $0.9 million for the same periods. We recognized employee share-based compensation expense of $7.1 million and $8.1 million during the six months ended June 30, 2014 and 2013, respectively, and the related income tax expense recognized was $2.3 million and

$3.1 million, respectively, for the same period. We did not capitalize any share-based compensation during the three and six months ended June 30, 2014 and 2013.
The unrecognized compensation cost related to our unvested restricted stock as of June 30, 2014 is estimated to be $13.6 million and is expected to be recognized over a weighted-average period of 1.4 years. We do not have unrecognized cost related to our unvested stock options as of June 30, 2014. No phantom stock was outstanding as of June 30, 2014.
During May 2014, we issued 197,865 shares of common stock to our outside directors under the Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan that was approved by our stockholders on May 15, 2014. These shares vested immediately and we recognized $1.6 million of expense related to these awards. Additionally, during May 2013, we recognized $1.8 million of expense related to similar awards.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of June 30, 2014, the fair value of outstanding performance units was $6.0 million, and is being accreted to compensation expense over the vesting terms of the awards. As of June 30, 2014, the unrecognized compensation cost related to our unvested performance units is estimated to be $3.3 million and is expected to be recognized over a weighted-average period of 1.1 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $9.3 million and $7.6 million for the three-month periods ended June 30, 2014 and 2013, respectively, and $18.1 million and $14.2 million for the six months ended June 30, 2014 and 2013, respectively. Receivables outstanding from Anadarko were approximately $3.7 million and $4.9 million as of June 30, 2014 and December 31, 2013, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.

NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2014 and December 31, 2013.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable - Argentina operations sale	$10,205	$10,205	$12,355	$12,355
Financial liabilities:
6.75% Senior Notes	$675,000	$705,038	$675,000	$690,390
8.375% Senior Notes	—	—	3,573	3,627
Credit Facility revolving loans	40,000	40,000	85,000	85,000
Notes receivable — Argentina operations sale. The fair value of these notes receivable are based upon the quoted market Treasury rates as of the dates indicated. The carrying values of these items approximate their fair values due to the maturity dates rapidly approaching, thus giving way to discount rates that are similar.
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2014 was $675.0 million, and the fair value was $705.0 million (104.5% of carrying value).
8.375% Senior Notes due 2014. At December 31, 2013 the fair value of our 2014 Notes was based upon the quoted market prices for those securities as of the dates indicated. These notes were redeemed in February 2014.
Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of June 30, 2014 were $40.0 million.
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
Financial Summary
The following tables set forth our unaudited segment information as of and for the three and six months ended June 30, 2014 and 2013 (in thousands):

As of and for the three months ended June 30, 2014
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$324,515	$26,080	$—	$—	$350,595
Intersegment revenues	199	2,547	543	(3,289)	—
Depreciation and amortization	40,941	7,795	3,448	—	52,184
Goodwill and tradenames impairment	—	28,687	—	—	28,687
Other operating expenses	259,434	26,444	34,886	—	320,764
Operating income (loss)	24,140	(36,846)	(38,334)	—	(51,040)
Interest expense, net of amounts capitalized	(1)	26	13,401	—	13,426
Income (loss) before income taxes	25,292	(35,289)	(51,736)	—	(61,733)
Long-lived assets(1)	1,629,912	269,153	268,796	(162,746)	2,005,115
Total assets	2,871,428	436,067	(346,182)	(503,707)	2,457,606
Capital expenditures, excluding acquisitions	36,346	1,796	2,762	—	40,904

As of and for the three months ended June 30, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$361,698	$49,692	$—	$—	$411,390
Intersegment revenues	(139)	2,676	23	(2,560)	—
Depreciation and amortization	47,484	7,463	3,261	—	58,208
Other operating expenses	259,121	53,235	32,482	—	344,838
Operating income (loss)	55,093	(11,006)	(35,743)	—	8,344
Interest expense, net of amounts capitalized	—	15	13,969	—	13,984
Income (loss) before income taxes	55,210	(11,762)	(49,518)	—	(6,070)
Long-lived assets(1)	1,671,666	333,096	292,818	(185,010)	2,112,570
Total assets	2,654,754	556,325	23,035	(501,677)	2,732,437
Capital expenditures, excluding acquisitions	26,659	2,196	6,578	—	35,433

As of and for the six months ended June 30, 2014
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$648,559	$58,177	$—	$—	$706,736
Intersegment revenues	434	4,768	1,085	(6,287)	—
Depreciation and amortization	81,644	15,699	5,936	—	103,279
Goodwill and tradenames impairment	—	28,687	—	—	28,687
Other operating expenses	507,118	61,128	63,686	—	631,932
Operating income (loss)	59,797	(47,337)	(69,622)	—	(57,162)
Interest expense, net of amounts capitalized	(1)	28	26,953	—	26,980
Income (loss) before income taxes	61,714	(47,237)	(95,817)	—	(81,340)
Long-lived assets(1)	1,629,912	269,153	268,796	(162,746)	2,005,115
Total assets	2,871,428	436,067	(346,182)	(503,707)	2,457,606
Capital expenditures, excluding acquisitions	60,306	3,670	5,453	—	69,429

As of and for the six months ended June 30, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$707,770	$132,069	$—	$—	$839,839
Intersegment revenues	8,462	4,195	147	(12,804)	—
Depreciation and amortization	92,274	13,963	6,164	—	112,401
Other operating expenses	522,128	117,238	67,899	—	707,265
Operating income (loss)	93,368	868	(74,063)	—	20,173
Interest expense, net of amounts capitalized	1	64	27,723	—	27,788
Income (loss) before income taxes	93,419	1,294	(101,535)	—	(6,822)
Long-lived assets(1)	1,671,666	333,096	292,818	(185,010)	2,112,570
Total assets	2,654,754	556,325	23,035	(501,677)	2,732,437
Capital expenditures, excluding acquisitions	49,969	13,163	9,445	—	72,577

(1)	Long lived assets include fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.

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

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$30,170	$359,392	$62,929	$—	$452,491
Property and equipment, net	—	1,211,710	113,798	—	1,325,508
Goodwill	—	597,458	4,381	—	601,839
Deferred financing costs, net	12,498	—	—	—	12,498
Intercompany notes and accounts receivable and investment in subsidiaries	3,323,502	1,435,544	35,271	(4,794,317)	—
Other assets	—	52,951	12,319	—	65,270
TOTAL ASSETS	$3,366,170	$3,657,055	$228,698	$(4,794,317)	$2,457,606
Liabilities and equity:
Current liabilities	$22,447	$167,332	$27,064	$—	$216,843
Long-term debt and capital leases, less current portion	718,704	—	—	—	718,704
Intercompany notes and accounts payable	1,162,648	2,684,469	117,273	(3,964,390)	—
Deferred tax liabilities	272,540	4,643	(1,626)	—	275,557
Other long-term liabilities	1,183	56,393	260	—	57,836
Equity	1,188,648	744,218	85,727	(829,927)	1,188,666
TOTAL LIABILITIES AND EQUITY	$3,366,170	$3,657,055	$228,698	$(4,794,317)	$2,457,606

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$50,321	$398,188	$57,644	$—	$506,153
Property and equipment, net	—	1,244,216	121,430	—	1,365,646
Goodwill	—	597,457	27,418	—	624,875
Deferred financing costs, net	13,897	—	—	—	13,897
Intercompany notes and accounts receivable and investment in subsidiaries	3,421,607	1,364,174	12,939	(4,798,720)	—
Other assets	—	34,278	42,621	—	76,899
TOTAL ASSETS	$3,485,825	$3,638,313	$262,052	$(4,798,720)	$2,587,470
Liabilities and equity:
Current liabilities	$26,097	$182,497	$23,750	$—	$232,344
Long-term debt and capital leases, less current portion	763,981	—	—	—	763,981
Intercompany notes and accounts payable	1,162,648	2,667,943	97,050	(3,927,641)	—
Deferred tax liabilities	280,828	4,643	(1,819)	801	284,453
Other long-term liabilities	1,195	54,486	(82)	—	55,599
Equity	1,251,076	728,744	143,153	(871,880)	1,251,093
TOTAL LIABILITIES AND EQUITY	$3,485,825	$3,638,313	$262,052	$(4,798,720)	$2,587,470

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$326,835	$30,272	$(6,512)	$350,595
Direct operating expense	—	245,267	20,632	(3,016)	262,883
Depreciation and amortization expense	—	48,702	3,482	—	52,184
General and administrative expense	242	55,459	5,623	(3,443)	57,881
Goodwill and tradenames impairment	—	—	28,687	—	28,687
Operating loss	(242)	(22,593)	(28,152)	(53)	(51,040)
Interest expense, net of amounts capitalized	13,402	(1)	25	—	13,426
Other income, net	(618)	(572)	(1,564)	21	(2,733)
Loss before income taxes	(13,026)	(22,020)	(26,613)	(74)	(61,733)
Income tax (expense) benefit	7,977	2,094	(534)	—	9,537
Net loss	(5,049)	(19,926)	(27,147)	(74)	(52,196)
Income attributable to noncontrolling interest	—	—	—	—	—
LOSS ATTRIBUTABLE TO KEY	$(5,049)	$(19,926)	$(27,147)	$(74)	$(52,196)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$389,847	$44,807	$(23,264)	$411,390
Direct operating expense	—	273,188	32,637	(18,723)	287,102
Depreciation and amortization expense	—	55,533	2,675	—	58,208
General and administrative expense	262	52,543	9,449	(4,518)	57,736
Operating income (loss)	(262)	8,583	46	(23)	8,344
Interest expense, net of amounts capitalized	14,124	(155)	15	—	13,984
Other (income) loss, net	(911)	(77)	701	717	430
Income (loss) before income taxes	(13,475)	8,815	(670)	(740)	(6,070)
Income tax (expense) benefit	(3,631)	6,154	(225)	—	2,298
Net income (loss)	(17,106)	14,969	(895)	(740)	(3,772)
Income attributable to noncontrolling interest	—	—	356	—	356
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(17,106)	$14,969	$(1,251)	$(740)	$(4,128)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$657,310	$63,553	$(14,127)	$706,736
Direct operating expense	—	481,925	45,684	(6,424)	521,185
Depreciation and amortization expense	—	96,465	6,814	—	103,279
General and administrative expense	478	105,007	12,957	(7,695)	110,747
Goodwill and tradenames impairment	—	—	28,687	—	28,687
Operating loss	(478)	(26,087)	(30,589)	(8)	(57,162)
Interest expense, net of amounts capitalized	26,954	(1)	27	—	26,980
Other income, net	(1,289)	(1,296)	(248)	31	(2,802)
Income (loss) before income taxes	(26,143)	(24,790)	(30,368)	(39)	(81,340)
Income tax benefit	10,983	5,843	419	—	17,245
Net loss	(15,160)	(18,947)	(29,949)	(39)	(64,095)
Income attributable to noncontrolling interest	—	—	—	—	—
LOSS ATTRIBUTABLE TO KEY	$(15,160)	$(18,947)	$(29,949)	$(39)	$(64,095)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$795,231	$88,297	$(43,689)	$839,839
Direct operating expense	—	559,230	63,120	(36,066)	586,284
Depreciation and amortization expense	—	107,590	4,811	—	112,401
General and administrative expense	516	110,364	18,301	(8,200)	120,981
Operating income (loss)	(516)	18,047	2,065	577	20,173
Interest expense, net of amounts capitalized	28,015	(291)	64	—	27,788
Other (income) loss, net	(1,809)	(1,246)	738	1,524	(793)
Income (loss) before income taxes	(26,722)	19,584	1,263	(947)	(6,822)
Income tax (expense) benefit	(2,383)	5,271	(24)	—	2,864
Net income (loss)	(29,105)	24,855	1,239	(947)	(3,958)
Income attributable to noncontrolling interest	—	—	444	—	444
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(29,105)	$24,855	$795	$(947)	$(4,402)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$100,170	$7,098	$—	$107,268
Cash flows from investing activities:
Capital expenditures	—	(66,280)	(3,149)	—	(69,429)
Intercompany notes and accounts	—	(41,350)	—	41,350	—
Other investing activities, net	—	9,389	—	—	9,389
Net cash used in investing activities	—	(98,241)	(3,149)	41,350	(60,040)
Cash flows from financing activities:
Repayments of long-term debt	(3,573)	—	—	—	(3,573)
Proceeds from borrowings on revolving credit facility	115,000	—	—	—	115,000
Repayments on revolving credit facility	(160,000)	—	—	—	(160,000)
Repurchases of common stock	(2,211)	—	—	—	(2,211)
Intercompany notes and accounts	41,350	—	—	(41,350)	—
Other financing activities, net	(1,221)	—	—	—	(1,221)
Net cash used in financing activities	(10,655)	—	—	(41,350)	(52,005)
Effect of changes in exchange rates on cash	—	—	(81)	—	(81)
Net increase (decrease) in cash and cash equivalents	(10,655)	1,929	3,868	—	(4,858)
Cash and cash equivalents at beginning of period	23,115	788	4,403	—	28,306
Cash and cash equivalents at end of period	$12,460	$2,717	$8,271	$—	$23,448

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$45,284	$1,397	$—	$46,681
Cash flows from investing activities:
Capital expenditures	—	(69,413)	(3,164)	—	(72,577)
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)	—	—	(14,600)
Intercompany notes and accounts	—	36,539	—	(36,539)	—
Other investing activities, net	—	3,881	—	—	3,881
Net cash used in investing activities	—	(43,593)	(3,164)	(36,539)	(83,296)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(379)	—	—	(379)
Proceeds from borrowings on revolving credit facility	155,000	—	—	—	155,000
Repayments on revolving credit facility	(135,000)	—	—	—	(135,000)
Payment of deferred financing costs	(69)	—	—	—	(69)
Repurchases of common stock	(3,134)	—	—	—	(3,134)
Intercompany notes and accounts	(36,539)	—	—	36,539	—
Other financing activities, net	(1,501)	—	—	—	(1,501)
Net cash provided by (used in) financing activities	(21,243)	(379)	—	36,539	14,917
Effect of changes in exchange rates on cash	—	—	484	—	484
Net increase (decrease) in cash and cash equivalents	(21,243)	1,312	(1,283)	—	(21,214)
Cash and cash equivalents at beginning of period	39,617	1,601	4,731	—	45,949
Cash and cash equivalents at end of period	$18,374	$2,913	$3,448	$—	$24,735

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and six months ended June 30, 2014 and 2013, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2013 Form 10-K.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2014:
First Quarter	$98.68	$5.18	1,779
Second Quarter	$103.35	$4.61	1,796

2013:
First Quarter	$94.33	$3.49	1,706
Second Quarter	$94.05	$4.02	1,710
Third Quarter	$105.83	$3.55	1,709
Fourth Quarter	$97.50	$3.84	1,697

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2013 through the second quarter of 2014:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2014:	U.S.	International	Total
First Quarter	347,047	46,090	393,137	481,353	63
Second Quarter	355,219	33,758	388,977	493,494	63
Total 2014	702,266	79,848	782,114	974,847	126

2013:
First Quarter	337,714	114,103	451,817	580,862	62
Second Quarter	365,956	65,280	431,236	559,584	64
Third Quarter	360,112	55,105	415,217	524,513	64
Fourth Quarter	343,626	46,553	390,179	507,636	62
Total 2013	1,407,408	281,041	1,688,449	2,172,595	252

(1)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended June 30, 2014
Our core businesses depend on our customers' willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
Second quarter 2014 U.S. revenues were comparable to the first quarter of 2014 as the seasonal recovery in production related activities was largely offset by activity reduction in California and the Permian basin and competitive pressures. Additionally, while industry completion activity increased, our revenues were impacted by activity disruptions in coiled tubing services and competitive pressures in our fishing and rental, coiled tubing and fluid management services. Operating income margins were impacted by lower activity, costs associated with rig mobilization, primarily from Mexico to the U.S., and expenses incurred in connection with the FCPA investigations.
Internationally, revenues were down 18.7% compared to first quarter 2014. Our International results were impacted by the continued low activity levels in the North Region of Mexico, our principal operating region.
Market Outlook
We continue to position Key to benefit from improving activity in many of our core markets through balanced service offerings across the wells’ life, giving Key exposure to unconventional horizontal well and legacy vertical well activities. We believe that the high value service we provide across the well life cycle yields many opportunities for Key.
We expect our completions-driven businesses to recover as we move beyond activity disruptions and make changes to capture opportunities in a continued strong market. We expect production activity in the U.S. to remain steady and are making changes in our businesses to take advantages of opportunities in this market.
Internationally, we are taking necessary actions to minimize further losses and allow us to operate profitably as we await the impacts of Mexican energy reform if and when they occur. We expect activity in Mexico, especially in the North Region where we primarily operate, to remain limited as Petróleos Mexicanos (“Pemex”) waits for a response from Mexico's National Hydrocarbons Commission to determine which assets Pemex will operate post “Round Zero” and as the energy reform process progresses. Our reputation and our ability to obtain new business or retain existing business from our current and potential clients in the relevant foreign jurisdictions could be adversely affected by the outcome of, or publicity relating to, the investigations.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and six months ended June 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
REVENUES	$350,595	$411,390	$706,736	$839,839
COSTS AND EXPENSES:
Direct operating expenses	262,883	287,102	521,185	586,284
Depreciation and amortization expense	52,184	58,208	103,279	112,401
General and administrative expenses	57,881	57,736	110,747	120,981
Goodwill and tradenames impairment	28,687	—	28,687	—
Operating income (loss)	(51,040)	8,344	(57,162)	20,173
Interest expense, net of amounts capitalized	13,426	13,984	26,980	27,788
Other (income) loss, net	(2,733)	430	(2,802)	(793)
Loss before income taxes	(61,733)	(6,070)	(81,340)	(6,822)
Income tax benefit	9,537	2,298	17,245	2,864
Net loss	(52,196)	(3,772)	(64,095)	(3,958)
Income attributable to noncontrolling interest	—	356	—	444
LOSS ATTRIBUTABLE TO KEY	$(52,196)	$(4,128)	$(64,095)	$(4,402)
Consolidated Results of Operations — Three Months Ended June 30, 2014 and 2013
Revenues
Our revenues for the three months ended June 30, 2014 decreased $60.8 million, or 14.8%, to $350.6 million from $411.4 million for the three months ended June 30, 2013, due to overall lower activity in the U.S. as a result of competitive pressure and reduced customer activity. Internationally, we had lower revenue as a result of reduced customer activity in Mexico. See “Segment Operating Results — Three Months Ended June 30, 2014 and 2013” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $24.2 million, to $262.9 million (75.0% of revenues), for the three months ended June 30, 2014, compared to $287.1 million (69.8% of revenues) for the three months ended June 30, 2013. The decrease was a direct result of lower activity, partially offset by monetization and make ready costs associated with rigs relocated from Mexico.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $6.0 million, or 10.3%, to $52.2 million during the three months ended June 30, 2014, compared to $58.2 million for the three months ended June 30, 2013. The decrease is primarily attributable to lower capital expenditures.
General and Administrative Expenses
General and administrative expenses increased $0.1 million, to $57.9 million (16.5% of revenues), for the three months ended June 30, 2014, compared to $57.7 million (14.0% of revenues) for the three months ended June 30, 2013. The increase is primarily due to higher legal expense related to FCPA investigations, which totaled $5.4 million for the quarter. We expect these costs to continue over the course of the investigations. The FCPA investigation cost increase was largely offset by lower compensation costs due to reduced staffing levels quarter over quarter.
Goodwill and Tradenames Impairment
During the three months ended June 30, 2014, we recorded a $28.7 million impairment of goodwill and tradenames in our Russian business reporting unit which is included in our International reporting segment. No impairments were recorded in 2013.

Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.6 million, or 4.0%, to $13.4 million for the three months ended June 30, 2014, compared to $14.0 million for the same period in 2013. The decrease is primarily related to reduced borrowings under the revolving credit facility for the three months ended June 30, 2014 compared to the same period in 2013.
Other (Income) Loss, Net
During the quarter ended June 30, 2014, we recognized other income, net, of $2.7 million, compared to other loss, net, of $0.4 million for the quarter ended June 30, 2013. Our foreign exchange gain (loss) relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Interest income	$(30)	$(84)
Foreign exchange (gain) loss	(1,377)	1,398
Other, net	(1,326)	(884)
Total	$(2,733)	$430
Income Tax Benefit
We recorded an income tax benefit of $9.5 million on a pre-tax loss of $61.7 million in the three months ended June 30, 2014, compared to an income tax benefit of $2.3 million on a pre-tax loss of $6.1 million in the three months ended June 30, 2013. Excluding the impact of non-deductible goodwill and tradename impairment expense, our effective tax rate for the three months ended June 30, 2014, was 28.9%. Our effective tax rate was 15.4% for the three months ended June 30, 2014, compared to 37.9% for the three months ended June 30, 2013. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, such as goodwill impairment expense, that affect book income but do not affect taxable income.
Noncontrolling Interests
We have no noncontrolling interest holders in 2014. For the three months ended June 30, 2013, we allocated $0.4 million associated with the income incurred by our joint ventures to the noncontrolling interests holders of these ventures.
Segment Operating Results — Three Months Ended June 30, 2014 and 2013
The following table shows operating results for each of our segments for the three months ended June 30, 2014 and 2013 (in thousands):

For the three months ended June 30, 2014
	U.S.	International	Functional Support	Total
Revenues from external customers	$324,515	$26,080	$—	$350,595
Operating expenses	300,375	62,926	38,334	401,635
Operating income (loss)	24,140	(36,846)	(38,334)	(51,040)

For the three months ended June 30, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$361,698	$49,692	$—	$411,390
Operating expenses	306,605	60,698	35,743	403,046
Operating income (loss)	55,093	(11,006)	(35,743)	8,344
U.S.
Revenues for our U.S. segment decreased $37.2 million, or 10.3%, to $324.5 million for the three months ended June 30, 2014, compared to $361.7 million for the three months ended June 30, 2013. The decrease for this segment is primarily due to competitive pressures impacting our fishing and rental, coiled tubing and fluid management services.

Operating expenses for our U.S. segment were $300.4 million during the three months ended June 30, 2014, which represented a decrease of $6.2 million, or 2.0%, compared to $306.6 million for the same period in 2013. The decrease was directly attributable to lower activity, partially offset by mobilization and make-ready costs associated with rigs relocated from Mexico.
International
Revenues for our International segment decreased $23.6 million, or 47.5%, to $26.1 million for the three months ended June 30, 2014, compared to $49.7 million for the three months ended June 30, 2013. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our International segment increased $2.2 million, or 3.7%, to $62.9 million for the three months ended June 30, 2014, compared to $60.7 million for the three months ended June 30, 2013. These expenses increased as a result of the impairment of goodwill and tradenames in our Russian business unit, partially offset by a decrease in operating expenses as a direct result of lower customer activity in Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, increased $2.6 million, or 7.2%, to $38.3 million (10.9% of consolidated revenues) for the three months ended June 30, 2014 compared to $35.7 million (8.7% of consolidated revenues) for the same period in 2013. The increase is primarily due to increased legal expense related to FCPA investigations, partially offset by lower employee compensation and benefit costs.
Consolidated Results of Operations — Six Months Ended June 30, 2014 and 2013
Revenues
Our revenues for the six months ended June 30, 2014 decreased $133.1 million, or 15.8%, to $706.7 million from $839.8 million for the six months ended June 30, 2013, primarily due to increased competition in our fishing and rental, coiled tubing and fluid management services. Reduced customer activity in Mexico resulted in reduced revenue in our International segment. See “Segment Operating Results — Six Months Ended June 30, 2014 and 2013” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $65.1 million, to $521.2 million (73.7% of revenues), for the six months ended June 30, 2014, compared to $586.3 million (69.8% of revenues) for the six months ended June 30, 2013 as a result of lower variable costs such as direct labor and fuel due to reduced activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $9.1 million, or 8.1%, to $103.3 million during the six months ended June 30, 2014, compared to $112.4 million for the six months ended June 30, 2013. The decrease is primarily attributable to decreases in capital expenditures.
General and Administrative Expenses
General and administrative expenses decreased $10.2 million, to $110.7 million (15.7% of revenues), for the six months ended June 30, 2014, compared to $121.0 million (14.4% of revenues) for the six months ended June 30, 2013. The decrease is primarily the result of lower compensation expense due to reduction in staffing levels, partially offset by higher legal expense related to FCPA investigations. We expect these costs to continue over the course of the investigations.
Goodwill and Tradenames Impairment
During the six months ended June 30, 2014, we recorded a $28.7 million impairment of goodwill and tradenames in our Russian business unit which is included in our International reporting segment. No impairments were recorded in 2013.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.8 million, or 2.9%, to $27.0 million for the six months ended June 30, 2014, compared to $27.8 million for the same period in 2013. The decrease is primarily related to reduced borrowings under the revolving credit facility for the six months ended June 30, 2014 compared to the same period in 2013.
Other Income, Net
During the six months ended June 30, 2014, we recognized other income, net, of $2.8 million, compared to other income, net, of $0.8 million for the six months ended June 30, 2013. Our foreign exchange (gain) loss relates to U.S. dollar-

denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Interest income	$(48)	$(95)
Foreign exchange (gain) loss	(11)	473
Other, net	(2,743)	(1,171)
Total	$(2,802)	$(793)
Income Tax Benefit
We recorded an income tax benefit of $17.2 million on a pre-tax loss of $81.3 million for the six months ended June 30, 2014, compared to an income tax benefit of $2.9 million on a pre-tax loss of $6.8 million for the same period in 2013. Our effective tax rate was 21.2% for the six months ended June 30, 2014, compared to 42.0% for the six months ended June 30, 2013. Excluding the impact of non-deductible goodwill and tradename impairment expense, our effective tax rate for the six months ended June 30, 2014, was 32.8%. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, such as goodwill impairment expense, that affect book income but do not affect taxable income.
Noncontrolling Interest
We have no noncontrolling interest holders in 2014. For the six months ended June 30, 2013, we allocated $0.4 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures.
Segment Operating Results — Six Months Ended June 30, 2014 and 2013
The following table shows operating results for each of our segments for the six months ended June 30, 2014 and 2013 (in thousands):

For the six months ended June 30, 2014
	U.S.	International	Functional Support	Total
Revenues from external customers	$648,559	$58,177	$—	$706,736
Operating expenses	588,762	105,514	69,622	763,898
Operating income (loss)	59,797	(47,337)	(69,622)	(57,162)

For the six months ended June 30, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$707,770	$132,069	$—	$839,839
Operating expenses	614,402	131,201	74,063	819,666
Operating income (loss)	93,368	868	(74,063)	20,173
U.S.
Revenues for our U.S. segment decreased $59.2 million, or 8.4%, to $648.6 million for the six months ended June 30, 2014, compared to $707.8 million for the six months ended June 30, 2013. The decrease for this segment was due to lower activity in our fishing and rental, coiled tubing and fluid management services due to competitive pressure.
Operating expenses for our U.S. segment were $588.8 million for the six months ended June 30, 2014, which represented a decrease of $25.6 million, or 4.2%, compared to $614.4 million for the same period in 2013. The decrease was largely attributable to reduced labor cost as a result of lower activity.
International
Revenues for our International segment decreased $73.9 million, or 55.9%, to $58.2 million for the six months ended June 30, 2014, compared to $132.1 million for the six months ended June 30, 2013. The decrease was primarily attributable to lower customer activity in Mexico.

Operating expenses for our International segment decreased $25.7 million, or 19.6%, to $105.5 million for the six months ended June 30, 2014, compared to $131.2 million for the six months ended June 30, 2013. These expenses decreased as a direct result of lower customer activity in Mexico, partially offset by impairment of goodwill and tradenames in our Russian business reporting unit.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $4.4 million, or 6.0%, to $69.6 million (9.9% of consolidated revenues) for the six months ended June 30, 2014 compared to $74.1 million (8.8% of consolidated revenues) for the same period in 2013. The decrease is primarily due to a decrease in employee compensation and benefit costs, partially offset by increased legal expense related to FCPA investigations.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of June 30, 2014, we had cash and cash equivalents of $23.4 million. Our adjusted working capital (working capital excluding the current portion of long-term debt) was $235.6 million as of June 30, 2014, compared to $277.4 million as of December 31, 2013. Our adjusted working capital decreased from the prior year end primarily as a result of a reduced accounts receivable balance partially offset by a reduction in current accrued liabilities. We incurred $5.4 million of costs associated with FCPA investigations in the second quarter of 2014 and expect these costs to continue in future periods until the investigation is complete. Our total outstanding debt was $718.7 million, and we have no significant debt maturities until 2016. As of June 30, 2014, we have $40.0 million in borrowings, $49.1 million in committed letters of credit outstanding with borrowing capacity of $189.3 million available considering covenant constraints under our 2011 Credit Facility (defined below).
Cash Flows
The following table summarizes our cash flows for the six-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$107,268	$46,681
Cash paid for capital expenditures	(69,429)	(72,577)
Proceeds received from sale of fixed assets	7,239	3,881
Proceeds from notes receivable	2,150	—
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)
Repayments of capital lease obligations	—	(379)
Repayments of long-term debt	(3,573)	—
Proceeds from borrowings on revolving credit facility	115,000	155,000
Repayments on revolving credit facility	(160,000)	(135,000)
Repurchases of common stock	(2,211)	(3,134)
Other financing activities, net	(1,221)	(1,570)
Effect of exchange rates on cash	(81)	484
Net decrease in cash and cash equivalents	$(4,858)	$(21,214)

Cash provided by operating activities was $107.3 million and $46.7 million for the six months ended June 30, 2014 and 2013, respectively.
Cash used in investing activities was $60.0 million and $83.3 million for six months ended June 30, 2014 and 2013, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through June 30, 2014 primarily relate to our replacement assets for our existing fleet and equipment. Additionally, during the first quarter of 2013, as previously disclosed, we funded into escrow $14.6 million for the acquisition of the 50% noncontrolling interest in Geostream, our joint venture in Russia.

Cash used in financing activities was $52.0 million during the six months ended June 30, 2014, compared to cash provided by financing activities of $14.9 million during the six months ended June 30, 2013. Overall financing cash outflows for 2014 primarily related to net payments on the revolving credit facility. Overall financing cash inflows for 2013 primarily relate to net proceeds on the revolving credit facility.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.
Debt Service
We do not have any maturities of debt until 2016. Interest on our 2011 Credit Facility is due each quarter. Interest to be paid for the remainder of 2014 is approximately $23.0 million related to our 2021 Notes (defined below). We expect to fund interest payments from cash generated by operations. At June 30, 2014, our annual debt maturities for our 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2014	$—
2015	—
2016	40,000
2017	—
2018 and thereafter	675,000
Total principal payments	$715,000
At June 30, 2014, we were in compliance with all the covenants under the 2011 Credit Facility and the indenture governing the 2021 Notes.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2014, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with covenants of the 2011 Credit Facility at June 30, 2014.
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
In addition, the 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. We were in compliance with these covenants at June 30, 2014. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of June 30, 2014, we had borrowings of $40.0 million outstanding under the revolving credit facility, $49.1 million of letters of credit outstanding with borrowing capacity of $189.3 million available considering covenant constraints under our 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.88% and 2.67% for the three-month periods ended June 30, 2014 and June 30, 2013, respectively, and the weighted average interest rates on the outstanding borrowing under the 2011 Credit Facility were 2.88% and 2.68% for six months ended June 30, 2014 and June 30, 2013, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of June 30, 2014, $2.0 million of letters of credit were outstanding under the facility.
Off-Balance Sheet Arrangements
At June 30, 2014 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
As of June 30, 2014, we had cash and cash equivalents of $23.4 million, borrowing capacity of $189.3 million, available considering covenant constraints under the 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.

Capital Expenditures
During the six months ended June 30, 2014, our capital expenditures totaled $69.4 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2014 of $198.0 million is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2014 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2014 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2014 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2014 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
The SEC has advised us that it is investigating possible violations of the FCPA involving business activities of Key’s operations in Russia. In addition, in April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. We conducted an initial investigation of these matters and our Board of Directors formed a special committee of independent directors to oversee the investigation of these matters and any other resulting matters. The special committee has retained external independent legal counsel to conduct these investigations going forward. The special committee’s investigations, which also includes a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, are ongoing. On May 30, 2014, we voluntarily disclosed the allegation involving our Mexico operations and information from the Company's initial investigation to the SEC and DOJ. We are fully cooperating with the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot estimate any possible loss or range of loss.

ITEM 1A.	RISK FACTORS
Reference is made to Part I, Item 1A. Risk Factors of the 2013 Form 10-K, as updated by Part II, Item 1 of the Form 10-Q for the quarter ended March 31, 2014, for information concerning risk factors. We are updating these risk factors to amend the risk factor set forth below. The following risk factor should be read in conjunction with the other risk factors set forth in the 2013 Form 10-K and Form 10-Q for the quarter ended March 31, 2014. You should carefully consider such risk factors, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report on Form 10-Q, 2013 Form 10-K and the Form 10-Q for the quarter ended March 31, 2014 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our financial condition and results of operations.
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
A special committee of our Board of Directors is currently investigating possible violations of the FCPA involving business activities of our operations in Russia and an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. The special committee’s investigation, which also includes a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, are ongoing. See Item 1. Legal Proceedings for a more detailed discussion of these investigations.
We have incurred, and expect to continue to incur, legal and other expenses in connection with the investigations. In addition, our reputation and our ability to obtain new business or retain existing business from our current and potential clients in the relevant foreign jurisdictions could be adversely affected by the outcome of, or publicity relating to, the investigations, which could have a negative impact on our results of operations.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2014, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
April 1, 2014 to April 30, 2014	885	$9.48
May 1, 2014 to May 31, 2014	4,311	8.14
June 1, 2014 to June 30, 2014	1,930	8.82
Total	7,126	$8.49

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	August 7, 2014	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

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

10.1
Twenty-First Amendment to office lease, dated as of April 3, 2014, by and among Key Energy Services, Inc. and Crescent 1301 McKinney, L.P. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on May 16, 2014, File No. 001-08038.)

10.2	Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan (Incorporated by reference to Exhibit A of our Supplemental Proxy Statement in Schedule 14A filed on May 7, 2014, File No. 001-08038.)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith