Form 10-Q
period 2014-09-30
KEY ENERGY SERVICES INC
filed 2014-11-04
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2014, the number of outstanding shares of common stock of the registrant was 153,474,453.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2014

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in this report, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013 and “Part II - Item 1A. Risk Factors” in our Quarterly Reports Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,392	$28,306
Accounts receivable, net of allowance for doubtful accounts of $2,101 and $766, respectively	294,828	348,966
Inventories	42,363	32,335
Other current assets	87,782	96,546
Total current assets	482,365	506,153
Property and equipment	2,546,087	2,606,738
Accumulated depreciation	(1,299,543)	(1,241,092)
Property and equipment, net	1,246,544	1,365,646
Goodwill	601,839	624,875
Other intangible assets, net	27,456	41,146
Deferred financing costs, net	11,798	13,897
Other assets	36,644	35,753
TOTAL ASSETS	$2,406,646	$2,587,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$61,145	$58,826
Other current liabilities	156,556	169,945
Current portion of long-term debt	—	3,573
Total current liabilities	217,701	232,344
Long-term debt	758,565	763,981
Workers' compensation, vehicular and health insurance liabilities	30,972	29,944
Deferred tax liabilities	250,843	284,453
Other non-current liabilities	27,009	25,655
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 153,558,770 and 152,331,006 shares issued and outstanding	15,356	15,233
Additional paid-in capital	958,981	953,306
Accumulated other comprehensive loss	(24,425)	(15,414)
Retained earnings	171,644	297,968
Total equity	1,121,556	1,251,093
TOTAL LIABILITIES AND EQUITY	$2,406,646	$2,587,470
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES	$365,798	$389,673	$1,072,534	$1,229,512
COSTS AND EXPENSES:
Direct operating expenses	272,112	268,297	793,297	854,581
Depreciation and amortization expense	50,924	56,962	154,203	169,363
General and administrative expenses	65,224	52,665	175,971	173,646
Impairment expense	60,792	—	89,479	—
Operating income (loss)	(83,254)	11,749	(140,416)	31,922
Interest expense, net of amounts capitalized	13,417	13,814	40,397	41,602
Other (income) loss, net	348	(85)	(2,454)	(878)
Loss before income taxes	(97,019)	(1,980)	(178,359)	(8,802)
Income tax benefit (expense)	34,790	(2,717)	52,035	147
Net loss	(62,229)	(4,697)	(126,324)	(8,655)
Income attributable to noncontrolling interest	—	151	—	595
LOSS ATTRIBUTABLE TO KEY	$(62,229)	$(4,848)	$(126,324)	$(9,250)
Loss per share attributable to Key:
Basic and diluted	$(0.41)	$(0.03)	$(0.82)	$(0.06)
Weighted average shares outstanding:
Basic and diluted	153,550	152,394	153,327	152,249
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
NET LOSS	$(62,229)	$(4,697)	$(126,324)	$(8,655)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(7,010)	1,018	(9,011)	(4,348)
COMPREHENSIVE LOSS	(69,239)	(3,679)	(135,335)	(13,003)
Comprehensive (income) loss attributable to noncontrolling interest	—	(127)	—	96
COMPREHENSIVE LOSS ATTRIBUTABLE TO KEY	$(69,239)	$(3,806)	$(135,335)	$(12,907)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(126,324)	$(8,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	154,203	169,363
Impairment expense	89,479	—
Bad debt expense	1,484	960
Accretion of asset retirement obligations	447	454
Loss from equity method investments	221	348
Amortization of deferred financing costs and premium	1,682	2,044
Deferred income tax benefit	(30,066)	(10,402)
Capitalized interest	—	(469)
(Gain) loss on disposal of assets, net	3,760	(1,445)
Share-based compensation	9,277	11,666
Excess tax expense from share-based compensation	1,240	1,846
Changes in working capital:
Accounts receivable	51,585	20,225
Other current assets	(3,410)	8,592
Accounts payable, accrued interest and accrued expenses	(12,050)	(61,924)
Share-based compensation liability awards	(578)	1,262
Other assets and liabilities	(14,866)	23,153
Net cash provided by operating activities	126,084	157,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(108,120)	(111,021)
Proceeds from sale of fixed assets	12,288	7,530
Proceeds from notes receivable	3,990	—
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)
Net cash used in investing activities	(91,842)	(118,091)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,573)	—
Repayments of capital lease obligations	—	(392)
Proceeds from borrowings on revolving credit facility	220,000	195,000
Repayments on revolving credit facility	(225,000)	(210,000)
Payment of deferred financing costs	—	(69)
Repurchases of common stock	(2,239)	(3,169)
Excess tax expense from share-based compensation	(1,240)	(1,846)
Net cash used in financing activities	(12,052)	(20,476)
Effect of changes in exchange rates on cash	6,896	212
Net increase in cash and cash equivalents	29,086	18,663
Cash and cash equivalents, beginning of period	28,306	45,949
Cash and cash equivalents, end of period	$57,392	$64,612

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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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

NOTE 3. ACQUISITION OF NONCONTROLLING INTERESTS
Geostream. On October 31, 2008, we acquired a 26% interest in OOO Geostream Services Group (“Geostream”) for $17.4 million. Geostream is a limited liability company incorporated in the Russian Federation that provides a wide range of drilling, workover and reservoir engineering services. On September 1, 2009, we acquired an additional 24% interest for $16.4 million, which brought our total investment in Geostream to 50% and provided us a controlling interest with representation on Geostream's board of directors. We accounted for the second investment as a business combination achieved in stages. The results of Geostream have been included in our consolidated financial statements since the initial acquisition date, with the portion outside of our control forming a noncontrolling interest. On April 9, 2013, we completed the acquisition of the 50% noncontrolling interest in Geostream for $14.6 million. Geostream is now our wholly owned subsidiary. This acquisition of the 50% noncontrolling interest in Geostream was accounted for as an equity transaction. Therefore, our acquisition of the non-controlling interest in Geostream in the second quarter of 2013 did not result in a gain or loss.
AlMansoori Key Energy Services, LLC. On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services, LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services, LLC, a joint venture under the laws of Abu Dhabi, UAE. The purpose of the joint venture was to engage in conventional workover and drilling services, coiled tubing services, fishing and rental services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. Although AlMansoori held a 51% interest in the joint venture and we held a 49% interest, we held three of the five board of directors seats and a controlling financial interest. In addition, profits and losses of the joint venture were shared on equal terms and in equal amounts with AlMansoori. Because the joint venture did not have sufficient resources to carry on its activities without our financial support, we determined it to be a variable interest entity of which we were the primary beneficiary. We consolidated the entity in our financial statements. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC and the acquisition of the underlying business for $5.1 million. The $5.1 million is expected to be paid in 2014 and is recorded in “Other current liabilities” in our consolidated balance sheet. The acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC was accounted for as an equity transaction and therefore did not result in a gain or loss.
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2014 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2013	152,331	$15,233	$953,306	$(15,414)	$297,968	$—	$1,251,093
Foreign currency translation	—	—	—	(9,011)	—	—	(9,011)
Common stock purchases	(288)	(29)	(2,210)	—	—	—	(2,239)
Share-based compensation	1,516	152	9,125	—	—	—	9,277
Excess tax expense from share-based compensation	—	—	(1,240)	—	—	—	(1,240)
Net loss	—	—	—	—	(126,324)	—	(126,324)
Balance at September 30, 2014	153,559	$15,356	$958,981	$(24,425)	$171,644	$—	$1,121,556

A reconciliation of the total carrying amount of our equity accounts for nine months ended September 30, 2013 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2012	151,070	$15,108	$925,132	$(6,148)	$319,736	$33,504	$1,287,332
Foreign currency translation	—	—	—	(3,657)	—	(691)	(4,348)
Common stock purchases	(415)	(42)	(3,127)	—	—	—	(3,169)
Share-based compensation	1,702	170	11,496	—	—	—	11,666
Excess tax expense from share-based compensation	—	—	(1,846)	—	—	—	(1,846)
Acquisition of the 50% noncontrolling interest in Geostream (Note 3)	—	—	22,432	(4,350)	—	(31,196)	(13,114)
Acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC (Note 3)	—	—	(2,888)	—	—	(2,212)	(5,100)
Net income (loss)	—	—	—	—	(9,250)	595	(8,655)
Balance at September 30, 2013	152,357	$15,236	$951,199	$(14,155)	$310,486	$—	$1,262,766
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Other current assets:
Deferred tax assets	$20,860	$11,707
Prepaid current assets	21,009	28,435
Reinsurance receivable	9,548	9,113
VAT asset	20,789	21,683
Other	15,576	25,608
Total	$87,782	$96,546
The table below presents comparative detailed information about other non-current assets at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Other non-current assets:
Deferred tax assets	$23,660	$22,313
Reinsurance receivable	9,923	9,397
Deposits	1,449	1,533
Equity method investments	971	962
Other	641	1,548
Total	$36,644	$35,753

The table below presents comparative detailed information about other current liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$43,750	$34,956
Accrued operating expenditures	39,812	36,573
Income, sales, use and other taxes	30,387	37,064
Self-insurance reserve	32,105	32,129
Accrued interest	3,876	15,285
Accrued insurance premiums	1,163	8,049
Share-based compensation and other liabilities	5,463	5,889
Total	$156,556	$169,945
The table below presents comparative detailed information about other non-current liabilities at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$12,369	$11,999
Environmental liabilities	5,860	6,176
Accrued rent	412	853
Accrued sales, use and other taxes	5,360	5,552
Other	3,008	1,075
Total	$27,009	$25,655
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows:

	U.S.	International	Total
	(in thousands)
December 31, 2013	$597,456	$27,419	$624,875
Goodwill impairment	—	(22,437)	(22,437)
Impact of foreign currency translation	—	(599)	(599)
September 30, 2014	$597,456	$4,383	$601,839

The components of our other intangible assets as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Noncompete agreements:
Gross carrying value	$5,110	$9,332
Accumulated amortization	(4,444)	(7,104)
Net carrying value	666	2,228
Patents, trademarks and tradenames:
Gross carrying value	12,612	14,039
Accumulated amortization and impairment	(5,598)	(223)
Net carrying value	7,014	13,816
Customer relationships and contracts:
Gross carrying value	99,750	100,271
Accumulated amortization	(84,422)	(78,926)
Net carrying value	15,328	21,345
Developed technology:
Gross carrying value	8,485	7,583
Accumulated amortization	(4,037)	(3,826)
Net carrying value	4,448	3,757
Customer Backlog:
Gross carrying value	779	779
Accumulated amortization	(779)	(779)
Net carrying value	—	—
Total:
Gross carrying value	126,736	132,004
Accumulated amortization and impairment	(99,280)	(90,858)
Net carrying value	$27,456	$41,146

Of our intangible assets at September 30, 2014, $6.9 million are indefinite-lived tradenames and patents which are not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2014	2015	2016	2017	2018	2019
		(in thousands)
Noncompete agreements	2.0	$116	$305	$245	$—	$—	$—
Trademarks	3.7	10	40	40	40	17	—
Customer relationships and contracts	5.2	1,967	5,031	3,408	2,414	1,120	820
Developed technology	16.3	100	401	401	401	401	311
Total expected intangible asset amortization expense		$2,193	$5,777	$4,094	$2,855	$1,538	$1,131
Certain of our goodwill and other intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $2.6 million and $4.8 million for the three months ended September 30, 2014 and 2013, respectively, and $7.8 million and $14.5 million for the nine months ended September 30, 2014 and 2013, respectively.

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
In addition, the decline in market value of our common stock in comparison to the carrying value of our assets during the third quarter of 2014 was determined to be a triggering event. This triggering event required us to perform testing for possible goodwill impairment in our U.S. Segment, and our step one testing indicated there may be an impairment in our U.S. fishing and rental business reporting unit. No impairment was indicated in our other U.S. business reporting units. Step two of the goodwill impairment testing for the fishing and rental business reporting unit was performed preliminarily during the third quarter of 2014 and, while our preliminary analysis concluded that that there was no impairment of goodwill, it did indicate that there was an impairment of fixed assets. Step two testing will be completed in the fourth quarter of 2014 and any adjustment to the amount recorded, which could differ materially, will be recorded in the fourth quarter of 2014. See “Note 7. Impairment of Fixed Assets” for further discussion.
NOTE 7. IMPAIRMENT OF FIXED ASSETS
The decline in market value of our common stock in comparison to the carrying value of our assets during the third quarter of 2014 was determined to be a triggering event. This triggering event required us to perform step one of the goodwill impairment test to identify potential impairment. Our step one testing indicated potential impairment in our fishing and rental services business reporting unit which required us to perform step two of the goodwill impairment test to determine the amount of impairment, if any. Our preliminary step two testing performed during the third quarter of 2014, using a discounted cash flow model to determine fair value, concluded that certain assets, primarily frac stack and well testing assets, were impaired. As a result, we recorded an estimated pre-tax charge of $60.8 million in the third quarter of 2014. Our preliminary step two testing also indicated no impairment of goodwill in our fishing and rental services business reporting unit. Step two testing will be completed in the fourth quarter of 2014 and any adjustment to the amount recorded, which may be material, will be recorded in the fourth quarter of 2014.
NOTE 8. LONG-TERM DEBT
As of September 30, 2014 and December 31, 2013, the components of our long-term debt were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
8.375% Senior Notes due 2014	—	3,573
Senior Secured Credit Facility revolving loans due 2016	80,000	85,000
Net unamortized premium on debt	3,565	3,981
Total debt	758,565	767,554
Less current portion	—	(3,573)
Long-term debt	$758,565	$763,981
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2014, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of September 30, 2014.

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
We were in compliance with covenants of the 2011 Credit Facility as of September 30, 2014. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of September 30, 2014, we had borrowings of $80.0 million outstanding under the revolving credit facility, $49.1 million of letters of credit outstanding with borrowing capacity of $162.2 million available considering covenant constraints under our 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.01% and 2.81% for the three-month periods ended September 30, 2014 and September 30, 2013, respectively, and the weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 2.92% and 2.72% for nine months ended September 30, 2014 and September 30, 2013, respectively.

Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of September 30, 2014, $3.0 million of letters of credit were outstanding under the facility.
NOTE 9. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “Other (income) loss, net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$(12)	$(34)	$(60)	$(129)
Foreign exchange (gain) loss	1,118	(60)	1,107	413
Other, net	(758)	9	(3,501)	(1,162)
Total	$348	$(85)	$(2,454)	$(878)
NOTE 10. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended September 30, 2014 and 2013 were 35.9% and 137.2%, respectively, and 29.2% and 1.7% for the nine months ended September 30, 2014 and 2013, respectively. Excluding the impact of non-deductible goodwill and tradename impairment expense, our effective tax rates for the three month and nine month periods ended September 30, 2014, were 35.9% and 34.8%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of September 30, 2014 and December 31, 2013, we had $0.9 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax expense of less than $0.1 million and a tax benefit of $0.1 million for the three months ended September 30, 2014 and 2013, respectively, related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2009.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.1 million and $0.4 million for the payment of interest and penalties as of September 30, 2014 and December 31, 2013, respectively. We believe that it is reasonably possible that $0.4 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three or nine months ended September 30, 2014 and 2013.
NOTE 11. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $0.1 million of other liabilities related to litigation that is deemed probable and reasonably estimated as of September 30, 2014. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. We intend to vigorously investigate and defend these actions. Because these cases are in relatively early stages, and we have not yet briefed class certification issues, we cannot predict the outcome of these lawsuits at this time. Accordingly, we cannot estimate any possible loss or range of loss.
As previously disclosed, a special committee of our Board of Directors is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of our operations in Russia and an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. The special committee’s investigations, which also include a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, are ongoing. We are fully cooperating with investigations by the SEC and the Department of Justice (“DOJ”). At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court Southern District of Texas Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) and Rule 10(b)-5, Section 20(a) of the Exchange Act. The lawsuits are as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. Both lawsuits allege that, during the period July 25, 2013 to July 17, 2014, the defendants failed to disclose (1) that the Company’s production for Petróleos Mexicanos (“Pemex”) was in decline; (2) that the Company engaged in improper conduct related to its operations in Russia; and (3) that the Company’s business practices in Russia were in violation of the FCPA. Because these cases are in early stages, we cannot predict the outcome of these lawsuits at this time. Accordingly, we cannot estimate any possible loss or range of loss.
In addition, in a letter dated September 4, 2014, a purported shareholder of the Company demanded that the Board commence an independent internal investigation into and legal proceedings against each member of the Board, a former member of the Board and certain officers of the Company for alleged violations of Maryland and/or federal law. The letter alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) improperly accounting for goodwill, (ii) causing the Company to potentially violate the FCPA, resulting in an investigation by the SEC, (iii) causing the Company to engage in improper conduct related to the Company’s Russia operations; and (iv) making false statements regarding, and failing to properly account for, certain contracts with Pemex. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The Board of Directors is reviewing the demand letter. We cannot predict the outcome of this matter.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of September 30, 2014 and December 31, 2013, we have recorded $63.1 million and $62.1 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $19.5 million and $18.5 million of insurance receivables as of September 30, 2014 and December 31, 2013, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of September 30, 2014 and December 31, 2013, we have recorded $5.9 million and $6.2 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.

NOTE 12. LOSS PER SHARE
Basic loss per share is determined by dividing net loss attributable to Key by the weighted average number of common shares actually outstanding during the period. Diluted loss per common share is based on the increased number of shares that would be outstanding assuming conversion of potentially dilutive outstanding securities using the treasury stock and “as if converted” methods.
The components of our loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Loss attributable to Key	$(62,229)	$(4,848)	$(126,324)	$(9,250)
Denominator
Weighted average shares outstanding	$153,550	$152,394	$153,327	152,249
Basic and diluted loss per share attributable to Key	$(0.41)	$(0.03)	$(0.82)	$(0.06)
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted loss per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculations for the three months ended September 30, 2014 exclude the potential exercise of 1.3 million stock options and 0.3 million SARs and for the nine months ended September 30, 2014 exclude the potential exercise of 1.4 million stock options and 0.3 million SARs as they would be anti-dilutive given the net loss attributable to Key. The diluted earnings per share calculations for the three months ended September 30, 2013 exclude the potential exercise of 1.6 million stock options and 0.3 million SARs and for the nine months ended September 30, 2013 exclude the potential exercise of 1.7 million stock options and 0.3 million SARs as they would be anti-dilutive given the net loss attributable to Key. No events occurred after September 30, 2014 that would materially affect the number of weighted average shares outstanding.
NOTE 13. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of less than $0.1 million and $3.0 million during the three months ended September 30, 2014 and 2013, respectively, and the related income tax expense recognized was less than $0.1 million and $1.1 million for the same periods. We recognized employee share-based compensation expense of $7.1 million and $11.2 million during the nine months ended September 30, 2014 and 2013, respectively, and the related income tax expense recognized was $2.3 million and $4.1 million, respectively, for the same period. We did not capitalize any share-based compensation during the three and nine months ended September 30, 2014 and 2013.
The unrecognized compensation cost related to our unvested restricted stock as of September 30, 2014 is estimated to be $11.0 million and is expected to be recognized over a weighted-average period of 1.1 years. We do not have unrecognized cost related to our unvested stock options as of September 30, 2014. No phantom stock was outstanding as of September 30, 2014.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of September 30, 2014, the fair value of outstanding performance units was $1.4 million, and is being accreted to compensation expense over the vesting terms of the awards. As of September 30, 2014, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.9 million and is expected to be recognized over a weighted-average period of 1.2 years.
NOTE 14. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $8.1 million and $12.0 million for the three months ended September 30, 2014 and 2013, respectively, and $26.2 million for each of the nine months ended September 30, 2014 and 2013. Receivables outstanding from Anadarko were approximately $3.5 million and $4.9 million as of September 30, 2014 and December 31, 2013, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2014 and December 31, 2013.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable - Argentina operations sale	$8,365	$8,365	$12,355	$12,355
Financial liabilities:
6.75% Senior Notes	$675,000	$658,058	$675,000	$690,390
8.375% Senior Notes	—	—	3,573	3,627
Credit Facility revolving loans	80,000	80,000	85,000	85,000

Notes receivable — Argentina operations sale. The fair value of these notes receivable are based upon the quoted market Treasury rates as of the dates indicated. The carrying values of these items approximate their fair values due to the maturity dates rapidly approaching, thus giving way to discount rates that are similar.
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2014 was $675.0 million, and the fair value was $658.1 million (97.5% of carrying value).
8.375% Senior Notes due 2014. At December 31, 2013 the fair value of our 2014 Notes was based upon the quoted market prices for those securities as of the dates indicated. These notes were redeemed in February 2014.
Credit Facility Revolving Loans. Because of their variable interest rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of September 30, 2014 were $80.0 million.
NOTE 16. SEGMENT INFORMATION
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

Financial Summary
The following tables set forth our unaudited segment information as of and for the three and nine months ended September 30, 2014 and 2013 (in thousands):

As of and for the three months ended September 30, 2014
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$339,848	$25,950	$—	$—	$365,798
Intersegment revenues	(396)	2,343	361	(2,308)	—
Depreciation and amortization	40,357	7,689	2,878	—	50,924
Impairment expense	60,792	—	—	—	60,792
Other operating expenses	266,103	27,517	43,716	—	337,336
Operating loss	(27,404)	(9,256)	(46,594)	—	(83,254)
Interest expense, net of amounts capitalized	—	1	13,416	—	13,417
Income (loss) before income taxes	(27,047)	(10,274)	(59,698)	—	(97,019)
Long-lived assets(1)	1,551,120	260,706	274,946	(162,491)	1,924,281
Total assets	2,924,255	415,678	(430,217)	(503,070)	2,406,646
Capital expenditures, excluding acquisitions	36,156	831	1,704	—	38,691

As of and for the three months ended September 30, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$345,115	$44,558	$—	$—	$389,673
Intersegment revenues	272	1,788	1,439	(3,499)	—
Depreciation and amortization	45,551	8,440	2,971	—	56,962
Other operating expenses	247,567	43,430	29,965	—	320,962
Operating income (loss)	51,997	(7,312)	(32,936)	—	11,749
Interest expense, net of amounts capitalized	—	—	13,814	—	13,814
Income (loss) before income taxes	52,042	(7,336)	(46,686)	—	(1,980)
Long-lived assets(1)	1,646,396	327,328	302,825	(193,919)	2,082,630
Total assets	2,740,094	525,472	(72,943)	(508,576)	2,684,047
Capital expenditures, excluding acquisitions	29,443	2,290	6,711	—	38,444

As of and for the nine months ended September 30, 2014
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$988,407	$84,127	$—	$—	$1,072,534
Intersegment revenues	38	7,111	1,446	(8,595)	—
Depreciation and amortization	122,001	23,388	8,814	—	154,203
Impairment expense	60,792	28,687	—	—	89,479
Other operating expenses	773,221	88,645	107,402	—	969,268
Operating income (loss)	32,393	(56,593)	(116,216)	—	(140,416)
Interest expense, net of amounts capitalized	(1)	29	40,369	—	40,397
Income (loss) before income taxes	34,667	(57,511)	(155,515)	—	(178,359)
Long-lived assets(1)	1,551,120	260,706	274,946	(162,491)	1,924,281
Total assets	2,924,255	415,678	(430,217)	(503,070)	2,406,646
Capital expenditures, excluding acquisitions	96,462	4,501	7,157	—	108,120

As of and for the nine months ended September 30, 2013
	U.S.	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$1,052,885	$176,627	$—	$—	$1,229,512
Intersegment revenues	8,734	5,983	1,586	(16,303)	—
Depreciation and amortization	137,825	22,403	9,135	—	169,363
Other operating expenses	769,695	160,668	97,864	—	1,028,227
Operating income (loss)	145,365	(6,444)	(106,999)	—	31,922
Interest expense, net of amounts capitalized	1	64	41,537	—	41,602
Income (loss) before income taxes	145,461	(6,042)	(148,221)	—	(8,802)
Long-lived assets(1)	1,646,396	327,328	302,825	(193,919)	2,082,630
Total assets	2,740,094	525,472	(72,943)	(508,576)	2,684,047
Capital expenditures, excluding acquisitions	79,412	15,453	16,156	—	111,021

(1)	Long lived assets include fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.
NOTE 17. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
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

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$64,414	$356,406	$61,545	$—	$482,365
Property and equipment, net	—	1,136,242	110,302	—	1,246,544
Goodwill	—	597,458	4,381	—	601,839
Deferred financing costs, net	11,798	—	—	—	11,798
Intercompany notes and accounts receivable and investment in subsidiaries	3,227,598	1,420,405	38,537	(4,686,540)	—
Other assets	—	51,635	12,465	—	64,100
TOTAL ASSETS	$3,303,810	$3,562,146	$227,230	$(4,686,540)	$2,406,646
Liabilities and equity:
Current liabilities	$11,456	$179,813	$26,432	$—	$217,701
Long-term debt and capital leases, less current portion	758,565	—	—	—	758,565
Intercompany notes and accounts payable	1,162,648	2,690,370	123,954	(3,976,972)	—
Deferred tax liabilities	248,414	4,570	(2,141)	—	250,843
Other long-term liabilities	1,188	56,612	181	—	57,981
Equity	1,121,539	630,781	78,804	(709,568)	1,121,556
TOTAL LIABILITIES AND EQUITY	$3,303,810	$3,562,146	$227,230	$(4,686,540)	$2,406,646

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$50,321	$398,188	$57,644	$—	$506,153
Property and equipment, net	—	1,244,216	121,430	—	1,365,646
Goodwill	—	597,457	27,418	—	624,875
Deferred financing costs, net	13,897	—	—	—	13,897
Intercompany notes and accounts receivable and investment in subsidiaries	3,421,607	1,364,174	12,939	(4,798,720)	—
Other assets	—	34,278	42,621	—	76,899
TOTAL ASSETS	$3,485,825	$3,638,313	$262,052	$(4,798,720)	$2,587,470
Liabilities and equity:
Current liabilities	$26,097	$182,497	$23,750	$—	$232,344
Long-term debt and capital leases, less current portion	763,981	—	—	—	763,981
Intercompany notes and accounts payable	1,162,648	2,667,943	97,050	(3,927,641)	—
Deferred tax liabilities	280,828	4,643	(1,819)	801	284,453
Other long-term liabilities	1,195	54,486	(82)	—	55,599
Equity	1,251,076	728,744	143,153	(871,880)	1,251,093
TOTAL LIABILITIES AND EQUITY	$3,485,825	$3,638,313	$262,052	$(4,798,720)	$2,587,470

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$340,496	$30,163	$(4,861)	$365,798
Direct operating expense	—	252,747	21,115	(1,750)	272,112
Depreciation and amortization expense	—	47,451	3,473	—	50,924
General and administrative expense	231	62,660	5,391	(3,058)	65,224
Impairment expense	—	60,792	—	—	60,792
Operating income (loss)	(231)	(83,154)	184	(53)	(83,254)
Interest expense, net of amounts capitalized	13,415	—	2	—	13,417
Other (income) loss, net	(430)	(18)	798	(2)	348
Loss before income taxes	(13,216)	(83,136)	(616)	(51)	(97,019)
Income tax benefit	32,158	2,301	331	—	34,790
Net income (loss)	18,942	(80,835)	(285)	(51)	(62,229)
Income attributable to noncontrolling interest	—	—	—	—	—
INCOME (LOSS) ATTRIBUTABLE TO KEY	$18,942	$(80,835)	$(285)	$(51)	$(62,229)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$362,733	$36,264	$(9,324)	$389,673
Direct operating expense	—	248,712	26,121	(6,536)	268,297
Depreciation and amortization expense	—	53,758	3,204	—	56,962
General and administrative expense	282	48,437	6,906	(2,960)	52,665
Operating income (loss)	(282)	11,826	33	172	11,749
Interest expense, net of amounts capitalized	13,992	(177)	(1)	—	13,814
Other (income) loss, net	(936)	255	(351)	947	(85)
Income (loss) before income taxes	(13,338)	11,748	385	(775)	(1,980)
Income tax (expense) benefit	(5,973)	2,961	295	—	(2,717)
Net income (loss)	(19,311)	14,709	680	(775)	(4,697)
Income attributable to noncontrolling interest	—	—	151	—	151
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(19,311)	$14,709	$529	$(775)	$(4,848)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$997,806	$93,716	$(18,988)	$1,072,534
Direct operating expense	—	734,672	66,798	(8,173)	793,297
Depreciation and amortization expense	—	143,916	10,287	—	154,203
General and administrative expense	709	167,714	18,347	(10,799)	175,971
Impairment expense	—	60,792	28,687	—	89,479
Operating loss	(709)	(109,288)	(30,403)	(16)	(140,416)
Interest expense, net of amounts capitalized	40,369	(1)	29	—	40,397
Other (income) loss, net	(1,719)	(1,314)	550	29	(2,454)
Loss before income taxes	(39,359)	(107,973)	(30,982)	(45)	(178,359)
Income tax benefit	43,141	8,144	750	—	52,035
Net income (loss)	3,782	(99,829)	(30,232)	(45)	(126,324)
Income attributable to noncontrolling interest	—	—	—	—	—
INCOME (LOSS) ATTRIBUTABLE TO KEY	$3,782	$(99,829)	$(30,232)	$(45)	$(126,324)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,157,964	$124,561	$(53,013)	$1,229,512
Direct operating expense	—	807,942	89,241	(42,602)	854,581
Depreciation and amortization expense	—	161,348	8,015	—	169,363
General and administrative expense	798	158,801	25,207	(11,160)	173,646
Operating income (loss)	(798)	29,873	2,098	749	31,922
Interest expense, net of amounts capitalized	42,007	(468)	63	—	41,602
Other (income) loss, net	(2,745)	(991)	387	2,471	(878)
Income (loss) before income taxes	(40,060)	31,332	1,648	(1,722)	(8,802)
Income tax (expense) benefit	(8,356)	8,232	271	—	147
Net income (loss)	(48,416)	39,564	1,919	(1,722)	(8,655)
Income attributable to noncontrolling interest	—	—	595	—	595
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(48,416)	$39,564	$1,324	$(1,722)	$(9,250)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$122,697	$3,387	$—	$126,084
Cash flows from investing activities:
Capital expenditures	—	(104,336)	(3,784)	—	(108,120)
Intercompany notes and accounts	—	(33,381)	—	33,381	—
Other investing activities, net		16,278	—	—	16,278
Net cash used in investing activities	—	(121,439)	(3,784)	33,381	(91,842)
Cash flows from financing activities:
Repayments of long-term debt	(3,573)	—	—	—	(3,573)
Proceeds from borrowings on revolving credit facility	220,000	—	—	—	220,000
Repayments on revolving credit facility	(225,000)	—	—	—	(225,000)
Repurchases of common stock	(2,239)	—	—	—	(2,239)
Intercompany notes and accounts	33,381	—	—	(33,381)	—
Other financing activities, net	(1,240)	—	—	—	(1,240)
Net cash provided by (used in) financing activities	21,329	—	—	(33,381)	(12,052)
Effect of changes in exchange rates on cash	—	—	6,896	—	6,896
Net increase in cash and cash equivalents	21,329	1,258	6,499	—	29,086
Cash and cash equivalents at beginning of period	23,115	788	4,403	—	28,306
Cash and cash equivalents at end of period	$44,444	$2,046	$10,902	$—	$57,392

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$153,757	$3,261	$—	$157,018
Cash flows from investing activities:
Capital expenditures	—	(106,800)	(4,221)	—	(111,021)
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)	—	—	(14,600)
Intercompany notes and accounts	—	(40,620)	—	40,620	—
Other investing activities, net	—	7,530	—	—	7,530
Net cash used in investing activities	—	(154,490)	(4,221)	40,620	(118,091)
Cash flows from financing activities:
Repayment of capital lease obligations	—	(392)	—	—	(392)
Proceeds from borrowings on revolving credit facility	195,000	—	—	—	195,000
Repayments on revolving credit facility	(210,000)	—	—	—	(210,000)
Payment of deferred financing costs	(69)	—	—	—	(69)
Repurchases of common stock	(3,169)	—	—	—	(3,169)
Intercompany notes and accounts	40,620	—	—	(40,620)	—
Other financing activities, net	(1,846)	—	—	—	(1,846)
Net cash provided by (used in) financing activities	20,536	(392)	—	(40,620)	(20,476)
Effect of changes in exchange rates on cash	—	—	212	—	212
Net increase (decrease) in cash and cash equivalents	20,536	(1,125)	(748)	—	18,663
Cash and cash equivalents at beginning of period	39,617	1,601	4,731	—	45,949
Cash and cash equivalents at end of period	$60,153	$476	$3,983	$—	$64,612

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three and nine months ended September 30, 2014 and 2013, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2013 Form 10-K.
We operate in two business segments; U.S. and International. We also have a “Functional Support” segment associated with managing our U.S. and International business segments. See “Note 16. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2014:
First Quarter	$98.68	$5.18	1,779
Second Quarter	$103.35	$4.61	1,796
Third Quarter	$97.87	$3.96	1,842

2013:
First Quarter	$94.33	$3.49	1,706
Second Quarter	$94.05	$4.02	1,710
Third Quarter	$105.83	$3.55	1,709
Fourth Quarter	$97.50	$3.84	1,697

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2013 through the third quarter of 2014:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2014:	U.S.	International	Total
First Quarter	347,047	46,090	393,137	481,353	63
Second Quarter	355,219	33,758	388,977	493,494	63
Third Quarter	365,891	34,603	400,494	506,486	64
Total 2014	1,068,157	114,451	1,182,608	1,481,333	190

2013:
First Quarter	337,714	114,103	451,817	580,862	62
Second Quarter	365,956	65,280	431,236	559,584	64
Third Quarter	360,112	55,105	415,217	524,513	64
Fourth Quarter	343,626	46,553	390,179	507,636	62
Total 2013	1,407,408	281,041	1,688,449	2,172,595	252

(1)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended September 30, 2014
Our core businesses depend on our customers' willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
Third quarter 2014 U.S. revenues increased approximately 5% compared to the second quarter of 2014 primarily related to increased rig hours compared to the prior quarter. While activity in California continued to decline due to customer spending decisions, increased activity in our other markets helped offset this decline. Operating income margins improved as the increase in rig activity helped overall U.S. margins, though this segment continued to be burdened by costs associated with rig mobilization, primarily from Mexico to the U.S., and expenses incurred in connection with the FCPA investigations.
Internationally, third quarter revenues were effectively flat compared to the second of quarter 2014. Excluding second quarter impairment of goodwill and other assets, operating income margins were also flat for the same periods.
Market Outlook
We continue to position Key to benefit from improving activity in many of our core markets through balanced service offerings across the wells’ life, giving Key exposure to unconventional horizontal well and legacy vertical well activities. We believe that the high value service we provide across the well life cycle yields many opportunities for Key.
We expect our U.S. businesses to experience normal levels of seasonality, consistent with what we have experienced in the past, which will likely result in a decrease in revenue in the fourth quarter. Extended holiday slowdowns, fewer daylight hours and inclement weather will have a negative impact on our activity levels, particularly in our production-driven businesses. We continue to focus on our completion-driven businesses to enact changes and drive improvements, though we will likely see end-of-year slowdowns in these businesses as well.
Internationally, we have now begun work under the new well services contract with Pemex. Work under the contract commenced during October 2014 and has an initial value of approximately $48 million over a two year period with a potential extension of one year and a maximum increase of 25% of contract value. The contract scope includes rigs, coil, nitrogen, wireline and additional third party services. We are encouraged by this development and are focused on execution under this contract and pursuing additional opportunities in Mexico.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and nine months ended September 30, 2014 and 2013, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
REVENUES	$365,798	$389,673	$1,072,534	$1,229,512
COSTS AND EXPENSES:
Direct operating expenses	272,112	268,297	793,297	854,581
Depreciation and amortization expense	50,924	56,962	154,203	169,363
General and administrative expenses	65,224	52,665	175,971	173,646
Impairment expense	60,792	—	89,479	—
Operating income (loss)	(83,254)	11,749	(140,416)	31,922
Interest expense, net of amounts capitalized	13,417	13,814	40,397	41,602
Other (income) loss, net	348	(85)	(2,454)	(878)
Loss before income taxes	(97,019)	(1,980)	(178,359)	(8,802)
Income tax benefit (expense)	34,790	(2,717)	52,035	147
Net loss	(62,229)	(4,697)	(126,324)	(8,655)
Income attributable to noncontrolling interest	—	151	—	595
LOSS ATTRIBUTABLE TO KEY	$(62,229)	$(4,848)	$(126,324)	$(9,250)
Consolidated Results of Operations — Three Months Ended September 30, 2014 and 2013
Revenues
Our revenues for the three months ended September 30, 2014 decreased $23.9 million, or 6.1%, to $365.8 million from $389.7 million for the three months ended September 30, 2013, due to overall lower activity in the U.S. as a result of competitive pressure and reduced customer activity. Internationally, we had lower revenue as a result of reduced customer activity in Mexico. See “Segment Operating Results — Three Months Ended September 30, 2014 and 2013” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses increased $3.8 million, to $272.1 million (74.4% of revenues), for the three months ended September 30, 2014, compared to $268.3 million (68.9% of revenues) for the three months ended September 30, 2013. The increase is primarily related an increase in employee benefit costs and repair and maintenance expense.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $6.0 million, or 10.6%, to $50.9 million during the three months ended September 30, 2014, compared to $57.0 million for the three months ended September 30, 2013. The decrease is primarily attributable to decreases in capital expenditures and amortization of intangible assets.
General and Administrative Expenses
General and administrative expenses increased $12.6 million, to $65.2 million (17.8% of revenues), for the three months ended September 30, 2014, compared to $52.7 million (13.5% of revenues) for the three months ended September 30, 2013. The increase is primarily due to higher legal expense related to FCPA investigations, which totaled $16.1 million for the quarter. We expect costs to continue over the course of the investigations. The FCPA investigation expense was partially offset by lower employee compensation costs due to reduced staffing levels.
Impairment Expense
During the three months ended September 30, 2014, we recorded a $60.8 million impairment of fixed assets at our fishing and rental services business reporting unit which is included in our U.S. reporting segment. No impairments were recorded in 2013.

Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.4 million, or 2.9%, to $13.4 million for the three months ended September 30, 2014, compared to $13.8 million for the same period in 2013. The decrease is primarily related to reduced borrowings under the revolving credit facility for the three months ended September 30, 2014 compared to the same period in 2013.
Other (Income) Loss, Net
During the quarter ended September 30, 2014, we recognized other loss, net, of $0.3 million, compared to other income, net, of $0.1 million for the quarter ended September 30, 2013. Our foreign exchange (gain) loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Three Months Ended September 30,
	2014	2013
	(in thousands)
Interest income	$(12)	$(34)
Foreign exchange (gain) loss	1,118	(60)
Other, net	(758)	9
Total	$348	$(85)
Income Tax Benefit (Expense)
We recorded an income tax benefit of $34.8 million on a pre-tax loss of $97.0 million in the three months ended September 30, 2014, compared to an income tax expense of $2.7 million on a pre-tax loss of $2.0 million in the three months ended September 30, 2013. Our effective tax rate was 35.9% for the three months ended September 30, 2014, compared to 137.2% for the three months ended September 30, 2013. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, such as goodwill impairment expense, that affect book income but do not affect taxable income.
Noncontrolling Interests
We have no noncontrolling interest holders in 2014. For the three months ended September 30, 2013, we allocated $0.2 million associated with the income incurred by our joint ventures to the noncontrolling interests holders of these ventures.
Segment Operating Results — Three Months Ended September 30, 2014 and 2013
The following table shows operating results for each of our segments for the three months ended September 30, 2014 and 2013 (in thousands):

For the three months ended September 30, 2014
	U.S.	International	Functional Support	Total
Revenues from external customers	$339,848	$25,950	$—	$365,798
Operating expenses	367,252	35,206	46,594	449,052
Operating income (loss)	(27,404)	(9,256)	(46,594)	(83,254)

For the three months ended September 30, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$345,115	$44,558	$—	$389,673
Operating expenses	293,118	51,870	32,936	377,924
Operating income (loss)	51,997	(7,312)	(32,936)	11,749
U.S.
Revenues for our U.S. segment decreased $5.3 million, or 1.5%, to $339.8 million for the three months ended September 30, 2014, compared to $345.1 million for the three months ended September 30, 2013. The decrease for this segment is primarily due to competitive pressures impacting our coiled tubing, fluid management and fishing and rental services and reduced customer activity in our California rig-based services.

Operating expenses for our U.S. segment were $367.3 million during the three months ended September 30, 2014, which represented a increase of $74.1 million, or 25.3%, compared to $293.1 million for the same period in 2013. These expenses increased primarily as a result of the impairment of fixed assets in our fishing and rental services business reporting unit and an increase in employee compensation and benefit costs and repair and maintenance expense.
International
Revenues for our International segment decreased $18.6 million, or 41.8%, to $26.0 million for the three months ended September 30, 2014, compared to $44.6 million for the three months ended September 30, 2013. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our International segment decreased $16.7 million, or 32.1%, to $35.2 million for the three months ended September 30, 2014, compared to $51.9 million for the three months ended September 30, 2013. These expenses decreased as a direct result of lower customer activity in Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, increased $13.7 million, or 41.5%, to $46.6 million (12.7% of consolidated revenues) for the three months ended September 30, 2014 compared to $32.9 million (8.5% of consolidated revenues) for the same period in 2013. The increase is primarily due to increased legal expense related to the FCPA investigations, partially offset by lower employee compensation and benefit costs.
Consolidated Results of Operations — Nine Months Ended September 30, 2014 and 2013
Revenues
Our revenues for the nine months ended September 30, 2014 decreased $157.0 million, or 12.8%, to $1.1 billion from $1.2 billion for the nine months ended September 30, 2013, primarily due to overall lower activity in the U.S. as a result of competitive pressure and reduced customer activity. Reduced customer activity in Mexico resulted in reduced revenue in our International segment. See “Segment Operating Results — Nine Months Ended September 30, 2014 and 2013” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $61.3 million, to $793.3 million (74.0% of revenues), for the nine months ended September 30, 2014, compared to $854.6 million (69.5% of revenues) for the nine months ended September 30, 2013 as a result of lower variable costs such as cost attributable to direct labor and fuel due to reduced activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $15.2 million, or 9.0%, to $154.2 million during the nine months ended September 30, 2014, compared to $169.4 million for the nine months ended September 30, 2013. The decrease is primarily attributable to decreases in capital expenditures and amortization of intangible assets.
General and Administrative Expenses
General and administrative expenses increased $2.3 million, to $176.0 million (16.4% of revenues), for the nine months ended September 30, 2014, compared to $173.6 million (14.1% of revenues) for the nine months ended September 30, 2013. The increase is primarily due to higher legal expense related to FCPA investigations, which totaled $21.5 million year to date. We expect costs to continue over the course of the investigations. The FCPA investigation expense was largely offset by lower compensation costs due to reduced staffing levels.
Impairment Expense
During the nine months ended September 30, 2014, we recorded a $28.7 million impairment of goodwill and tradenames in our Russian business unit which is included in our International reporting segment and a $60.8 million impairment of fixed assets at our fishing and rental services business reporting unit which is included in our U.S. reporting segment. No impairments were recorded in 2013.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $1.2 million, or 2.9%, to $40.4 million for the nine months ended September 30, 2014, compared to $41.6 million for the same period in 2013. The decrease is primarily related to reduced borrowings under the revolving credit facility for the nine months ended September 30, 2014 compared to the same period in 2013.

Other Income, Net
During the nine months ended September 30, 2014, we recognized other income, net, of $2.5 million, compared to other income, net, of $0.9 million for the nine months ended September 30, 2013. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Interest income	$(60)	$(129)
Foreign exchange loss	1,107	413
Other, net	(3,501)	(1,162)
Total	$(2,454)	$(878)
Income Tax Benefit
We recorded an income tax benefit of $52.0 million on a pre-tax loss of $178.4 million for the nine months ended September 30, 2014, compared to an income tax benefit of $0.1 million on a pre-tax loss of $8.8 million for the same period in 2013. Our effective tax rate was 29.2% for the nine months ended September 30, 2014, compared to 1.7% for the nine months ended September 30, 2013. Excluding the impact of non-deductible goodwill and tradename impairment expense, our effective tax rate for the nine months ended September 30, 2014, was 34.8%. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, such as goodwill impairment expense, that affect book income but do not affect taxable income.
Noncontrolling Interest
We have no noncontrolling interest holders in 2014. For the nine months ended September 30, 2013, we allocated $0.6 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures.
Segment Operating Results — Nine Months Ended September 30, 2014 and 2013
The following table shows operating results for each of our segments for the nine months ended September 30, 2014 and 2013 (in thousands):

For the nine months ended September 30, 2014
	U.S.	International	Functional Support	Total
Revenues from external customers	$988,407	$84,127	$—	$1,072,534
Operating expenses	956,014	140,720	116,216	1,212,950
Operating income (loss)	32,393	(56,593)	(116,216)	(140,416)

For the nine months ended September 30, 2013
	U.S.	International	Functional Support	Total
Revenues from external customers	$1,052,885	$176,627	$—	$1,229,512
Operating expenses	907,520	183,071	106,999	1,197,590
Operating income (loss)	145,365	(6,444)	(106,999)	31,922
U.S.
Revenues for our U.S. segment decreased $64.5 million, or 6.1%, to $988.4 million for the nine months ended September 30, 2014, compared to $1.1 billion for the nine months ended September 30, 2013. The decrease for this segment was due to lower activity in our fishing and rental, coiled tubing and fluid management services due to competitive pressure and reduced customer activity in our California rig-based services.
Operating expenses for our U.S. segment were $956.0 million for the nine months ended September 30, 2014, which represented an increase of $48.5 million, or 5.3%, compared to $907.5 million for the same period in 2013. These expenses increased primarily as a result of the impairment of fixed assets in our fishing and rental services business reporting unit partially offset by reduced labor cost as a result of lower activity.
International
Revenues for our International segment decreased $92.5 million, or 52.4%, to $84.1 million for the nine months ended September 30, 2014, compared to $176.6 million for the nine months ended September 30, 2013. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our International segment decreased $42.4 million, or 23.1%, to $140.7 million for the nine months ended September 30, 2014, compared to $183.1 million for the nine months ended September 30, 2013. These expenses decreased as a direct result of lower customer activity and severance costs in Mexico, partially offset by impairment of goodwill and tradenames in our Russian business reporting unit.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, increased $9.2 million, or 8.6%, to $116.2 million (10.8% of consolidated revenues) for the nine months ended September 30, 2014 compared to $107.0 million (8.7% of consolidated revenues) for the same period in 2013. The increase is primarily due to increased legal expense related to the FCPA investigations, partially offset by lower employee compensation and benefit costs.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of September 30, 2014, we had cash and cash equivalents of $57.4 million. Our adjusted working capital (working capital excluding the current portion of long-term debt) was $264.7 million as of September 30, 2014, compared to $277.4 million as of December 31, 2013. Our adjusted working capital decreased from the prior year end primarily as a result of a decrease in accounts receivable partially offset by an increase in cash and cash equivalents and inventories. We incurred $21.5 million of costs associated with FCPA investigations and expect costs to continue in future periods until the investigation is complete. Our total outstanding debt was $758.6 million, and we have no significant debt maturities until 2016. As of September 30, 2014, we have $80.0 million in borrowings, $49.1 million in committed letters of credit outstanding with borrowing capacity of $162.2 million available considering covenant constraints under our 2011 Credit Facility (defined below).
Cash Flows
The following table summarizes our cash flows for the nine month ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$126,084	$157,018
Cash paid for capital expenditures	(108,120)	(111,021)
Proceeds received from sale of fixed assets	12,288	7,530
Proceeds from notes receivable	3,990	—
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)
Repayments of capital lease obligations	—	(392)
Repayments of long-term debt	(3,573)	—
Proceeds from borrowings on revolving credit facility	220,000	195,000
Repayments on revolving credit facility	(225,000)	(210,000)
Repurchases of common stock	(2,239)	(3,169)
Other financing activities, net	(1,240)	(1,915)
Effect of exchange rates on cash	6,896	212
Net increase in cash and cash equivalents	$29,086	$18,663

Cash provided by operating activities was $126.1 million and $157.0 million for the nine months ended September 30, 2014 and 2013, respectively.

Cash used in investing activities was $91.8 million and $118.1 million for nine months ended September 30, 2014 and 2013, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through September 30, 2014 primarily relate to our replacement assets for our existing fleet and equipment. Additionally, during the first quarter of 2013, as previously disclosed, we funded into escrow $14.6 million for the acquisition of the 50% noncontrolling interest in Geostream, our joint venture in Russia.
Cash used in financing activities was $12.1 million and $20.5 million for the nine months ended September 30, 2014 and 2013, respectively. Overall financing cash outflows for 2014 primarily relate to net payments on the revolving credit facility and repayments of long-term debt. Overall financing cash outflows for 2013 primarily relate to net payments on the revolving credit facility.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.
Debt Service
We do not have any maturities of debt until 2016. Interest on our 2011 Credit Facility is due each quarter. There are no interest payments for the remainder of 2014 related to our 2021 Notes (defined below). We expect to fund interest payments from cash generated by operations. At September 30, 2014, our annual debt maturities for our 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2014	$—
2015	—
2016	80,000
2017	—
2018 and thereafter	675,000
Total principal payments	$755,000
At September 30, 2014, we were in compliance with all the covenants under the 2011 Credit Facility and the indenture governing the 2021 Notes.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2014, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with covenants of the 2011 Credit Facility at September 30, 2014.
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
In addition, the 2011 Credit Facility contains certain affirmative and negative covenants, including, without limitation, restrictions on (i) liens; (ii) debt, guarantees and other contingent obligations; (iii) mergers and consolidations; (iv) sales, transfers and other dispositions of property or assets; (v) loans, acquisitions, joint ventures and other investments (with acquisitions permitted so long as, after giving pro forma effect thereto, no default or event of default exists under the 2011 Credit Facility, the pro forma consolidated total leverage ratio does not exceed 4.00 to 1.00, we are in compliance with other financial covenants and we have at least $25.0 million of availability under the 2011 Credit Facility); (vi) dividends and other distributions to, and redemptions and repurchases from, equity holders; (vii) making investments, loans or advances; (viii) selling properties; (ix) prepaying, redeeming or repurchasing subordinated (contractually or structurally) debt; (x) engaging in transactions with affiliates; (xi) entering into hedging arrangements; (xii) entering into sale and leaseback transactions; (xiii) granting negative pledges other than to the lenders; (xiv) changes in the nature of business; (xv) amending organizational documents; and (xvi) changes in accounting policies or reporting practices; in each of the foregoing cases, with certain exceptions. We were in compliance with these covenants at September 30, 2014. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of September 30, 2014, we had borrowings of $80.0 million outstanding under the revolving credit facility, $49.1 million of letters of credit outstanding with borrowing capacity of $162.2 million available considering covenant constraints under our 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.01% and 2.81% for the three-month periods ended September 30, 2014 and September 30, 2013, respectively, and the weighted average interest rates on the outstanding borrowing under the 2011 Credit Facility were 2.92% and 2.72% for nine months ended September 30, 2014 and September 30, 2013, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of September 30, 2014, $3.0 million of letters of credit were outstanding under the facility.
Off-Balance Sheet Arrangements
At September 30, 2014 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
As of September 30, 2014, we had cash and cash equivalents of $57.4 million, borrowing capacity of $162.2 million, available considering covenant constraints under the 2011 Credit Facility, and no significant debt maturities until 2016. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our 2011 Credit Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity.

Capital Expenditures
During the nine months ended September 30, 2014, our capital expenditures totaled $108.1 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2014 of approximately $150 million to $160 million is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2014 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2014 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2014 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2014 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2014 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
As previously disclosed, a special committee of our Board of Directors is investigating possible violations of the FCPA involving business activities of our operations in Russia and an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. The special committee’s investigations, which also include a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, are ongoing. We are fully cooperating with investigations by the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot estimate any possible loss or range of loss. See Part II, Item 1. Legal Proceedings of the Form 10-Q for the quarter ended June 30, 2014 for more information regarding these investigations.
In August 2014, two class action lawsuits were filed in the U.S. District Court Southern District of Texas Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) and Rule 10(b)-5, Section 20(a) of the Exchange Act. The lawsuits are as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. Both lawsuits allege that, during the period July 25, 2013 to July 17, 2014, the defendants failed to disclose (1) that the Company’s production for Pemex was in decline; (2) that the Company engaged in improper conduct related to its operations in Russia; and (3) that the Company’s business practices in Russia were in violation of the FCPA. Because these cases are in early stages, we cannot predict the outcome of these lawsuits at this time. Accordingly, we cannot estimate any possible loss or range of loss.
In addition, in a letter dated September 4, 2014, a purported shareholder of the Company demanded that the Board commence an independent internal investigation into and legal proceedings against each member of the Board, a former member of the Board and certain officers of the Company for alleged violations of Maryland and/or federal law. The letter alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) improperly accounting for goodwill, (ii) causing the Company to potentially violate the FCPA, resulting in an investigation by the SEC, (iii) causing the Company to engage in improper conduct related to the Company’s Russia operations; and (iv) making false statements regarding, and failing to properly account for, certain contracts with Pemex. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The Board of Directors is reviewing the demand letter. We cannot predict the outcome of this matter.

ITEM 1A.	RISK FACTORS
Reference is made to Part I, Item 1A. Risk Factors of the 2013 Form 10-K, as updated by Part II, Item 1A. Risk Factors of the Form 10-Q for the quarter ended March 31, 2014, and Part II, Item 1A. Risk Factors of the Form 10-Q for the quarter ended June 30, 2014 for information concerning risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2014, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
July 1, 2014 to July 31, 2014	2,360	$6.55
August 1, 2014 to August 31, 2014	1,092	6.15
September 1, 2014 to September 30, 2014	989	5.34
Total	4,441	$6.18

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	November 3, 2014	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

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