Form 10-K
period 2014-12-31
KEY ENERGY SERVICES INC
filed 2015-02-25
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2014, based on the $9.14 per share closing price for the registrant’s common stock as quoted on the New York Stock Exchange on such date, was $1.2 billion (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding common stock of the registrant have been deemed affiliates).
As of February 17, 2015, the number of outstanding shares of common stock of the registrant was 154,398,693.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

KEY ENERGY SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2014

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
Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

•	conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies;

•	volatility in oil and natural gas prices;

•	our ability to finance future growth of our operations or future acquisitions;

•	our ability to implement price increases or maintain pricing on our core services;

•	industry capacity;

•	increased labor costs or unavailability of skilled workers;

•	asset impairments or other charges;

•	the periodic low demand for our services and resulting operating losses;

•	our highly competitive industry as well as operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	the economic, political and social instability risks of doing business in certain foreign countries;

•	significant costs and potential liabilities resulting from compliance with investigations relating to the possible violations the U.S. Foreign Corruption Practices Act and other applicable laws;

•	our historically high employee turnover rate and our ability to replace or add workers;

•	our ability to incur debt or long-term lease obligations or to implement technological developments and enhancements;

•	significant costs and liabilities resulting from environmental, health and safety laws and regulations, including those relating to hydraulic fracturing;

•	severe weather impacts on our business;

•	our ability to successfully identify, make and integrate acquisitions;

•	the loss of one or more of our larger customers;

•	the impact of compliance with climate change legislation or initiatives;

•	our ability to generate sufficient cash flow to meet debt service obligations;

•	the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt;

•	an increase in our debt service obligations due to variable rate indebtedness; and

•	other factors affecting our business described in “Item 1A. Risk Factors.”

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
Service Offerings
We revised our reportable business segments as of the fourth quarter of 2014. The revised reportable segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Segment disclosures as of and for the years ended December 31, 2013 and 2012 have been revised to reflect the change in segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. See “Note 22. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.
U.S. Rig Services
Our U.S. Rig Services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data and provides safety control systems. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.
The completion and recompletion services provided by our rigs prepare wells for production, whether newly drilled or recently extended through a workover operation. The completion process may involve selectively perforating the well casing to access production zones, stimulating and testing these zones, and installing tubular and downhole equipment. We typically provide a well service rig and may also provide other equipment to assist in the completion process. Completion services vary by well and our work may take a few days to several weeks to perform, depending on the nature of the completion.
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
We believe that the largest competitors for our U.S. Rig Services include Nabors Industries Ltd., Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services Ltd. and Pioneer Energy Services Corp. Numerous smaller companies also compete in our rig-based markets in the United States.
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
We believe that the largest competitors for our domestic fluid management services include Basic Energy Services, Inc., Superior Energy Services, Inc., Nabors Industries Ltd., Nuverra Environmental Solutions, Forbes Energy Services Ltd., and Stallion Oilfield Services Ltd. Numerous smaller companies also compete in the fluid management services market in the United States.
Coiled Tubing Services
Coiled Tubing Services involve the use of a continuous metal pipe spooled onto a large reel which is then deployed into oil and natural gas wells to perform various applications, such as wellbore clean-outs, nitrogen jet lifts, through-tubing fishing, and formation stimulations utilizing acid and chemical treatments. Coiled tubing, particularly larger diameter coil units, is also used for a number of horizontal well applications such as milling temporary isolation plugs that separate frac zones and various other pre- and post-hydraulic fracturing well preparation services.
Our primary competitors in the Coiled Tubing Services market include Schlumberger Ltd., Baker Hughes Incorporated, Halliburton Company and Superior Energy Services, Inc. Numerous smaller companies also compete in our coiled tubing services markets in the United States. Demand for these services generally correspond to demand for well completion services.
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
Demand for our Fishing and Rental Services is also closely related to capital spending by oil and natural gas producers.
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
International Segment
Our International segment includes operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada. Also, prior to the sale of our Argentina business in the third quarter of 2012, we operated in Argentina. We are reporting the results of our Argentina business as discontinued operations for the 2012 period. We provide rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of our international markets.

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
Rigs
As mentioned above, our fleet is diverse and allows us to work on all types of wells, ranging from very shallow wells to wells as deep as 20,000 feet. Typically, higher horsepower (“HP”) rigs will be utilized on deep wells while lower HP rigs will be used on shallow wells. In most cases, these rigs can be reassigned to other regions should market conditions warrant the transfer of equipment. The following table summarizes our rigs based on horsepower (“HP”) as of December 31, 2014:

	Horsepower
	< 450 HP	≥ 450 HP	Total
Marketed	304	336	640
Stacked	257	63	320
Total	561	399	960
Coiled Tubing
Coiled tubing uses a spooled continuous metal pipe that is injected downhole in oil and gas wells in order to convey tools, log, stimulate, clean-out and perform other intervention functions. Typically, larger diameter coiled tubing is able to service longer lateral horizontal wells. The table below summarizes our Coiled Tubing Services fleet by pipe diameter as of December 31, 2014:

	Pipe Diameter
	< 2"	≥ 2"	Total
Marketed	17	21	38
Stacked	3	10	13
Total	20	31	51

Fluid Management Services
We have an extensive and diverse fleet of oilfield transportation service vehicles. We broadly define an oilfield transportation service vehicle as any heavy-duty, revenue-generating vehicle weighing over one ton. Our transportation fleet includes vacuum trucks, winch trucks, hot oilers and other vehicles, including kill trucks and various hauling and transport trucks. The table below summarizes our Fluid Management Services fleet as of December 31, 2014:

	Marketed	Stacked	Total
Truck Type
Vacuum Trucks	494	94	588
Winch Trucks	83	5	88
Hot Oil Trucks	49	8	57
Kill Trucks	68	9	77
Other	33	—	33
Total	727	116	843
Disposal Wells
As part of our Fluid Management Services, we provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in SWD wells. The table below summarizes our SWD facilities, and brine and freshwater stations by state as of December 31, 2014:

	Owned	Leased(1)	Total
Location
Arkansas	1	1	2
Louisiana	2	—	2
Montana	—	2	2
New Mexico	3	8	11
North Dakota	1	8	9
Texas	30	36	66
Total	37	55	92

(1)
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
Customers
Our customers include major oil companies, foreign national oil companies, and independent oil and natural gas production companies. During the years ended December 31, 2014 and December 31, 2013, Chevron Texaco Exploration and Production accounted for approximately 15% of our consolidated revenue. During the year ended December 31, 2012, Petróleos Mexicanos (“Pemex”) and Occidental Petroleum Corporation accounted for approximately 12% and 10% of our consolidated revenue, respectively. No other customer accounted for more than 10% of our consolidated revenue in 2014, 2013 or 2012.
Receivables outstanding from Pemex were approximately 19% of our total accounts receivable as of December 31, 2013. No other customers accounted for more than 10% of our total accounts receivable as of December 31, 2014 and 2013.
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
Seasonality
Our operations are impacted by seasonal factors. Historically, our business has been negatively impacted during the winter months due to inclement weather, fewer daylight hours and holidays. During the summer months, our operations may be impacted by tropical or other inclement weather systems. During periods of heavy snow, ice or rain, we may not be able to operate or move our equipment between locations, thereby reducing our ability to provide services and generate revenues. In addition, the majority of our equipment works only during daylight hours. In the winter months when days become shorter, this reduces the amount of time that our assets can work and therefore has a negative impact on total hours worked. Lastly, during the fourth quarter, we historically have experienced significant slowdown during the Thanksgiving and Christmas holiday seasons and demand sometimes slows during this period as our customers exhaust their annual spending budgets.
Patents, Trade Secrets, Trademarks and Copyrights
We own numerous patents, trademarks and proprietary technology that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate. We have devoted significant resources to developing technological improvements in our well service business and have sought patent protection both inside and outside the United States for products and methods that appear to have commercial significance. All the issued patents have varying remaining durations and begin expiring between 2015 and 2031. The most notable of our technologies include numerous patents surrounding our KeyView® system.
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
Employees
As of December 31, 2014, we employed approximately 6,700 persons in our U.S. operations and approximately 1,400 additional persons in Mexico, Colombia, Ecuador, the Middle East, Russia and Canada. Our domestic employees are not represented by a labor union and are not covered by collective bargaining agreements. In Mexico, we have entered into a collective bargaining agreement that applies to our workers in Mexico performing work under our Pemex contracts. As noted below in “Item 1A. Risk Factors,” we have historically experienced a high employee turnover rate. We have not experienced any significant work stoppages associated with labor disputes or grievances and consider our relations with our employees to be generally satisfactory.
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
Our customers’ willingness to undertake exploration and production activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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
Companies in our industry, including us, are dependent upon the available labor pool of skilled employees. We compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the technical skills and experience required to provide our customers with the highest quality service. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, and which can increase our labor costs or subject us to liabilities to our employees. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. Labor costs may increase in the future or we may not be able to reduce wages when demand and pricing falls, and such changes could have a material adverse effect on our business, financial condition and results of operations.
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
In accordance with Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) the SEC new disclosure requirements, which became effective in 2014, for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. One of our whole-owned subsidiaries manufactures certain products that are covered by these requirements. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain the metals in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.
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
Our wholly owned subsidiary, Geostream, provides drilling, workover and reservoir engineering services in Russia. Continued political instability, deteriorating macroeconomic conditions, economic sanctions and actual or threatened military action related to the annexation of the Ukrainian territory of Crimea could have a material adverse effect on our subsidiary’s operations in the region and on the result of operations of our International segment.

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
A Special Committee of our Board of Directors is currently investigating possible violations of the FCPA involving business activities of our operations in Russia and an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. The Special Committee’s investigation, which also includes a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, is ongoing. See Item 3. Legal Proceedings for a more detailed discussion of these investigations.
We have incurred, and may continue to incur, legal and other expenses in connection with the investigations and related compliance activities. In addition, our reputation and our ability to obtain new business or retain existing business from our current and potential clients in the relevant foreign jurisdictions could be adversely affected by the outcome of, or publicity relating to, the investigations, which could have a negative impact on our results of operations.
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
A component of our business strategy is to incorporate the KeyView® system, our proprietary technology, into our well service rigs. The inability to successfully develop, integrate and protect this technology could:

•	limit our ability to improve our market position;

•	increase our operating costs; and

•	limit our ability to recoup the investments made in this technological initiative.
The loss of or a substantial reduction in activity by one or more of our largest customers could materially and adversely affect our business, financial condition and results of operations.
One customer accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2014, and our ten largest customers represented approximately 47% of our consolidated revenues for the period. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.
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
Acquisitions and divestitures - we may not be successful in identifying, making and integrating acquisitions or limiting ongoing costs associated with the operations we divest.
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

•	failure to successfully integrate the operations or management of any acquired operations or assets in a timely manner;

•	failure to retain or attract key employees;

•	diversion of management's attention from existing operations or other priorities;

•	the inability to implement promptly an effective control environment;

•	potential impairment charges if purchase assumptions are not achieved or market conditions decline;

•	the risks inherent in entering markets or lines of business with which the company has limited or no prior experience; and

•	inability to secure sufficient financing, sufficient financing on economically attractive terms, that may be required for any such acquisition or investment.
Our business plan anticipates, and is based upon our ability to successfully complete and integrate, acquisitions of other businesses or assets in a timely and cost effective manner. Our failure to do so could adversely affect our business, financial condition or results of operations.
We also make strategic divestitures from time to time. In the case of divestitures, we may agree to indemnify acquiring parties for certain liabilities arising from our former businesses. These divestitures may also result in continued financial involvement in the divested businesses, including through guarantees, service level agreements, or other financial arrangements, following the transaction. Lower performance by those divested businesses could affect our future financial results if there is contingent consideration associated.
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
The agreements governing our long-term debt restrict, but do not prohibit, us from incurring additional indebtedness and other obligations in the future. As of December 31, 2014, we had $748.4 million of total debt.
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
The following table shows our active owned and leased properties, as well as active SWD facilities, categorized by geographic region as of December 31, 2014:

Region	Office, Repair & Service and Other(1)	SWDs, Brine and Freshwater Stations(2)	Operational Field Services Facilities
United States
Owned	9	37	65
Leased	32	55	48
International
Owned	—	—	—
Leased	47	—	7
TOTAL	88	92	120

(1)	Includes 15 residential properties leased in the United States and 8 residential properties leased outside the United States used to house employees.

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
In January, 2014, the SEC advised us that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. A Special Committee of our Board of Directors is investigating this allegation as well as the possible violations of the FCPA involving business activities of our operations in Russia. The Special Committee’s investigations, which also include a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, are ongoing. On May 30, 2014, we voluntarily disclosed the allegation involving our Mexico operations and information from the Company’s initial investigation to the SEC and Department of Justice (“DOJ”). We are fully cooperating with investigations by the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot estimate any possible loss or range of loss. The Special Committee of our Board of Directors currently expects to substantially complete the fact-finding phase of its investigation by the end of March 2015.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) and Rule 10(b)-5, Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint adds Taylor M. Whichard III and Newton W. Wilson III as defendants and expands the class period to include the timeframe between September 4, 2012 and July 17, 2014. Because this case is in early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
In addition, in a letter dated September 4, 2014, a purported shareholder of the Company demanded that the Board commence an independent internal investigation into and legal proceedings against each member of the Board, a former member of the Board and certain officers of the Company for alleged violations of Maryland and/or federal law. The letter alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) improperly accounting for goodwill, (ii) causing the Company to potentially violate the FCPA, resulting in an investigation by the SEC, (iii) causing the Company to engage in improper conduct related to the Company’s Russia operations; and (iv) making false statements regarding, and failing to properly account for, certain contracts with Pemex. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The Board of Directors referred the demand letter to the Special Committee. We cannot predict the outcome of this matter.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Share Prices
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KEG.” As of February 17, 2015, there were 568 registered holders of 154,398,693 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name”, meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. The following table sets forth the reported high and low closing price of our common stock for the periods indicated:

	High	Low
Year Ended December 31, 2014
1st Quarter	$9.24	$7.15
2nd Quarter	10.45	7.96
3rd Quarter	9.19	4.84
4th Quarter	4.82	1.05

	High	Low
Year Ended December 31, 2013
1st Quarter	$9.38	$7.15
2nd Quarter	7.80	5.61
3rd Quarter	8.01	6.08
4th Quarter	8.88	6.90
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.
The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 2000 Index and a peer group as established by management.
The peer group consists of the following companies: Baker Hughes Incorporated, Basic Energy Services, Inc., Exterran Holdings, Inc., Helix Energy Solutions Group, Inc., Noble Corporation, Oceaneering International Inc., Oil States International Inc., Patterson UTI Energy Inc., RPC, Inc., Superior Energy Services, Inc. and Weatherford International Ltd.
The graph below compares the cumulative five-year total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector, the listed Russell 2000 Index and our peer group. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 at December 31, 2009 and tracks the return on the investment through December 31, 2014.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Key Energy Services, Inc., the Russell 2000 Index, the Russell 1000 Index,
the PHLX Oil Service Sector Index and Peer Group
*    $100 invested on December 31, 2009 in stock or index, including reinvestment of dividends. Fiscal years ended December 31.
Dividend Policy
There were no dividends declared or paid on our common stock for the years ended December 31, 2014, 2013 and 2012. Under the terms of our 2011 Credit Facility, we must meet certain financial covenants before we may pay dividends. We do not currently intend to pay dividends.
Issuer Purchases of Equity Securities
During the fourth quarter of 2014, we repurchased an aggregate of 2,848 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)
October 1, 2014 to October 31, 2014	—	$—
November 1, 2014 to November 30, 2014	2,075	$2.71
December 1, 2014 to December 31, 2014	773	$1.55

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2014 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance. The material features of each of these plans are described in “Note 19. Share-Based Compensation” in “Item 8. Financial Statement and Supplementary Date.”

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights (a)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders(1)	1,392	$14.07	10,004
Equity compensation plans not approved by stockholders	—	$—	—
Total	1,392		10,004

(1)	Represents options and other stock-based awards outstanding under the Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Incentive Plan”).

(2)
Includes 1,319,100 of shares that may be issued upon the exercise of stock options and 73,247 of shares that may be issued upon vesting of restricted stock units (“RSUs”). Stock-settled stock appreciation rights (“SARs”) are excluded as the fair market value of our SARs was zero as of December 31, 2014.

(3)	RSUs do not have an exercise price; therefore RSUs are excluded from weighted average exercise price of outstanding awards.

(4)
Represents the number of shares remaining available for grant under the 2014 Incentive Plan as of December 31, 2014. If any common stock underlying an unvested award that is canceled, forfeited or is otherwise terminated without delivery of shares, then such shares will again be available for issuance under the 2014 Incentive Plan.

ITEM 6.    SELECTED FINANCIAL DATA
The following historical selected financial data as of and for the years ended December 31, 2010 through December 31, 2014 has been derived from our audited financial statements included in “Item 8. Financial Statements and Supplementary Data.” For the years ended December 31, 2010 and December 31, 2011, we have reclassified the historical results of operations of our Argentina business as discontinued operations. Additionally, for the year ended December 31, 2010, we have reclassified the historical results of operations of our pressure pumping and wireline businesses as discontinued operations. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
REVENUES	$1,427,336	$1,591,676	$1,960,070	$1,729,211	$1,062,595
COSTS AND EXPENSES:
Direct operating expenses	1,059,651	1,114,462	1,308,845	1,085,190	746,441
Depreciation and amortization expense	200,738	225,297	213,783	166,946	133,898
General and administrative expenses	249,646	221,753	230,496	223,299	186,188
Impairment expense	121,176	—	—	—	—
Operating income (loss)	(203,875)	30,164	206,946	253,776	(3,932)
Loss on early extinguishment of debt	—	—	—	46,451	—
Interest expense, net of amounts capitalized	54,227	55,204	53,566	40,849	41,240
Other (income) expense, net	1,009	(803)	(6,649)	(8,977)	(2,807)
Income (loss) from continuing operations before tax	(259,111)	(24,237)	160,029	175,453	(42,365)
Income tax (expense) benefit	80,483	3,064	(57,352)	(64,117)	17,961
Income (loss) from continuing operations	(178,628)	(21,173)	102,677	111,336	(24,404)
Income (loss) from discontinued operations, net of tax	—	—	(93,568)	(10,681)	94,753
Net income (loss)	(178,628)	(21,173)	9,109	100,655	70,349
Income (loss) attributable to noncontrolling interest	—	595	1,487	(806)	(3,146)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(178,628)	$(21,768)	$7,622	$101,461	$73,495
Earnings (loss) per share from continuing operations attributable to Key:
Basic	$(1.16)	$(0.14)	$0.67	$0.77	$(0.16)
Diluted	$(1.16)	$(0.14)	$0.67	$0.76	$(0.16)
Earnings (loss) per share from discontinued operations:
Basic	$—	$—	$(0.62)	$(0.07)	$0.73
Diluted	$—	$—	$(0.62)	$(0.07)	$0.73
Earnings (loss) per share attributable to Key:
Basic	$(1.16)	$(0.14)	$0.05	$0.70	$0.57
Diluted	$(1.16)	$(0.14)	$0.05	$0.69	$0.57

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$(178,628)	$(21,173)	$102,677	$111,336	$(24,404)
Income (loss) attributable to noncontrolling interest	—	595	1,487	(806)	(3,146)
Income (loss) from continuing operations attributable to Key	$(178,628)	$(21,768)	$101,190	$112,142	$(21,258)
Weighted Average Shares Outstanding:
Basic	153,371	152,271	151,106	145,909	129,368
Diluted	153,371	152,271	151,125	146,217	129,368
CASH FLOW DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$164,168	$228,643	$369,660	$188,305	$129,805
Net cash used in investing activities	(146,840)	(160,881)	(428,709)	(520,090)	(8,631)
Net cash provided by (used in) financing activities	(22,058)	(85,492)	73,946	306,084	(100,205)
Effect of changes in exchange rates on cash	3,728	87	(4,391)	4,516	(1,735)
BALANCE SHEET DATA

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Working capital	$191,937	$273,809	$284,698	$311,060	$132,385
Property and equipment, gross	2,555,515	2,606,738	2,528,578	2,184,810	1,789,571
Property and equipment, net	1,235,258	1,365,646	1,436,674	1,197,300	920,797
Total assets	2,333,498	2,587,470	2,761,588	2,599,120	1,892,936
Long-term debt and capital leases, net of current maturities	748,426	763,981	848,110	773,975	427,121
Total liabilities	1,275,435	1,336,377	1,474,256	1,384,489	911,133
Equity	1,058,063	1,251,093	1,287,332	1,214,631	981,803
Cash dividends per common share	—	—	—	—	—

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
Business and Growth Strategies
Focus on Horizontal Well Services
Over the past several years the number of horizontal wells, particularly horizontal oil wells, drilled in the U.S. has increased significantly. Horizontal wells tend to involve a higher degree of service intensity associated with their drilling and completion, and we believe ultimately the maintenance required over their lifetime as well. We believe that many of these wells are entering the phase of their life where more maintenance services are required to stem declines and maintain production. We further believe that over future periods, the market for maintenance on the installed base of horizontal oil wells will grow. To capitalize on this growing market segment we have built and acquired new equipment, including more capable rigs and coiled tubing units, upgraded existing equipment capable of providing services integral to the completion and maintenance of horizontal wellbores and acquired frac stack equipment used to support completion of the horizontal wellbore. We also expanded our service offerings into unconventional shale regions where horizontal activity is most prevalent including the Bakken shale, the Eagle Ford shale and others. As horizontal wells have become more prevalent in the Permian Basin, we have expanded our operations and assets best suited for horizontal well maintenance, with all of our service offerings in that market. Additionally, while we have invested in the assets used to service our customer’s well site needs, we have also strengthened our sales and service efforts to better identify and meet the needs of our customers. We intend to continue our focus on the expansion of horizontal well service offerings, particularly production maintenance related services, in existing markets and into new markets in the United States.
Navigate Market Uncertainties
We operate in a cyclical business where our customer’s spending is largely driven by the prices received on their sale of oil and natural gas production. During periods of declining oil and natural gas prices, demand for our services and the price we receive for our services may fall while competition for the remaining market activity will increase. During these periods of low demand for our services, we will stack older and more costly to operate equipment and reduce the amount of capital invested in the business for growth or replacement of equipment. We will also take steps to lower our cost to operate, reducing headcount and the costs of labor. Additionally, we have taken steps to reduce the fixed costs in our business and will continue to do so. We believe that through these actions we will be able to maintain sufficient liquidity to capitalize on a return in activity as well as what we see as the longer term trend towards higher maintenance needs on the recently installed base of horizontal oil wells.
Pursue Prudent Acquisitions in Complementary Businesses
We are focused on maximizing cash flows from acquisitions and other investments we have made, and we have added an internal financial metric, Key Value Added, or “KVA,” to evaluate our investments. We intend to continue our disciplined approach to acquisitions, seeking opportunities, that strengthen our presence in selected regional markets and provide opportunities to expand our core services. We also seek to acquire technologies, assets and businesses that represent a good operational, strategic, and/or synergistic fit with our existing service offerings.

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

Year	WTI Cushing Crude Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2010	$79.48	$4.38	1,514
2011	$94.87	$4.03	1,846
2012	$94.05	$2.75	1,871
2013	$97.98	$3.73	1,705
2014	$93.17	$4.37	1,804

(1)	Represents the average of the monthly average prices for each of the years presented. Source: U.S. Energy Information Administration, Bloomberg.

(2)	Source: www.bakerhughes.com
Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital spending by E&P companies increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer rig and trucking services, which results in lower hours worked. The following table presents our quarterly rig and trucking hours from 2012 through 2014.

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(3)
	U.S.	International(1)	Total(2)
2014:
First Quarter	347,047	46,090	393,137	481,353	63
Second Quarter	355,219	33,758	388,977	493,494	63
Third Quarter	365,891	34,603	400,494	506,486	64
Fourth Quarter	341,313	41,156	382,469	481,653	61
Total 2014	1,409,470	155,607	1,565,077	1,962,986	251
2013:
First Quarter	337,714	114,103	451,817	580,862	62
Second Quarter	365,956	65,280	431,236	559,584	64
Third Quarter	360,112	55,105	415,217	524,513	64
Fourth Quarter	343,626	46,553	390,179	507,636	62
Total 2013	1,407,408	281,041	1,688,449	2,172,595	252
2012:
First Quarter	435,280	84,469	519,749	722,718	64
Second Quarter	428,864	104,656	533,520	685,587	63
Third Quarter	412,998	103,448	516,446	607,480	63
Fourth Quarter	357,628	113,246	470,874	594,770	62
Total 2012	1,634,770	405,819	2,040,589	2,610,555	252

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

MARKET CONDITIONS AND OUTLOOK
Market Conditions — Year Ended December 31, 2014
Our core businesses depend on our customers' willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
Over the course of 2014, our businesses in the U.S. were faced with strong competitive forces in a market environment where demand for completion related services for horizontal oil wells continued to grow. In response to the competitive environment, we made organizational changes to improve our responsiveness to customer demands and service requirements. In addition, given the strong demand for oilfield service labor, we faced rising labor costs in order to ensure that we could appropriately services our customers’ needs in a market where, due to competitive pressures, we were challenged to pass those costs along to our customers. Demand for production maintenance services did not see the same growth in 2014, although we believe that we began to see an increase in demand for maintenance on horizontal oil wellbores and expect that trend to continue.
Outside the U.S., we were awarded a two year $48 million contract in Mexico, our first with Pemex since 2011 and began to provide services under this contract in the fourth quarter of 2014. We believe that with this contract we can begin to stabilize our Mexican operation. Additionally, we moved nineteen well service rigs from Mexico to the U.S.
Market Outlook
We continue to position Key to take advantage of the shift to horizontal oil well maintenance through steady investment in production-driven services built to address the demands of complex horizontal wellbores. We continue to see the population of horizontal well bores expand and a growing number of these well bores entering the more maintenance intensive cycle phase of their life associated with older producing wells and believe that we are well positioned to take advantage of this trend.
As we look to 2015, the recent unraveling in global oil prices has cast a shadow of uncertainty over the U.S. oil industry. U.S. customer capital budgets are being slashed in order to respond to a lower oil price environment and to preserve liquidity. Although U.S. customers are reacting in draconian fashion, we believe that the impetus to optimize existing horizontal oil production in a moderated oil price environment will continue to grow as well maintenance can provide an attractive return to our customers for a fraction of the outlay of a new well. It is also important that we keep a sharp focus on continuing to broaden our customer base to provide new opportunities to help offset spending declines. Further, we have implemented significant cost control efforts, including executive salary reductions, headcount reductions, furlough programs and field wage reductions in order to help mitigate margin degradation. We believe that although 2015 will present many challenges, we can weather the storm and emerge a stronger company.

RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table shows our consolidated results of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
REVENUES	$1,427,336	$1,591,676	$1,960,070
COSTS AND EXPENSES:
Direct operating expenses	1,059,651	1,114,462	1,308,845
Depreciation and amortization expense	200,738	225,297	213,783
General and administrative expenses	249,646	221,753	230,496
Impairment expense	121,176	—	—
Operating income (loss)	(203,875)	30,164	206,946
Interest expense, net of amounts capitalized	54,227	55,204	53,566
Other (income) expense, net	1,009	(803)	(6,649)
Income (loss) from continuing operations before tax	(259,111)	(24,237)	160,029
Income tax (expense) benefit	80,483	3,064	(57,352)
Income (loss) from continuing operations	(178,628)	(21,173)	102,677
Loss from discontinued operations, net of tax	—	—	(93,568)
Net income (loss)	(178,628)	(21,173)	9,109
Income attributable to noncontrolling interest	—	595	1,487
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(178,628)	$(21,768)	$7,622
Years Ended December 31, 2014 and 2013
For the year ended December 31, 2014, our operating loss was $203.9 million, compared to operating income of $30.2 million for the year ended December 31, 2013. Loss per share was $1.16 for the year ended December 31, 2014 compared to $0.14 loss per share for the year ended December 31, 2013.
Revenues
Our revenues for the year ended December 31, 2014 decreased $164.3 million, or 10.3%, to $1.4 billion from $1.6 billion for the year ended December 31, 2013, primarily due to overall lower activity in the U.S. as a result of competitive pressure and reduced customer activity. Reduced customer activity in Mexico resulted in reduced revenue in our International segment. See “Segment Operating Results — Years Ended December 31, 2014 and 2013” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses decreased $54.8 million, or 4.9%, to $1.06 billion (74.2% of revenues) for the year ended December 31, 2014, compared to $1.11 billion (70.0% of revenues) for the year ended December 31, 2013 as a result of lower variable costs, such as cost attributable to direct labor and equipment, due to reduced activity levels. See “Segment Operating Results — Years Ended December 31, 2014 and 2013” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense decreased $24.6 million, or 10.9%, to $200.7 million (14.1% of revenues) for the year ended December 31, 2014, compared to $225.3 million (14.2% of revenues) for the year ended December 31, 2013. The decrease is primarily attributable to decreases in capital expenditures and lower amortization related to intangible assets.

General and administrative expenses
General and administrative expenses increased $27.9 million, or 12.6%, to $249.6 million (17.5% of revenues) for the year ended December 31, 2014, compared to $221.8 million (13.9% of revenues) for the year ended December 31, 2013. The increase is primarily due to legal expenses related to the FCPA investigation of $41.1 million partially offset by lower compensation costs due to reduced staffing levels.
Impairment expense
During the year ended December 31, 2014, we recorded a $28.7 million impairment of goodwill and other intangibles assets in our Russian business unit, which is included in our International reporting segment, $73.4 million impairment of fixed assets and other intangibles assets at our Fishing and Rental Services segment and a $19.1 million impairment of goodwill impairment of goodwill at our Coiled Tubing segment. No impairments were recorded in 2013.
Interest expense, net of amounts capitalized
Interest expense decreased $1.0 million to $54.2 million (3.8% of revenues), for the year ended December 31, 2014, compared to $55.2 million (3.5% of revenues) for the year ended December 31, 2013. The decrease is primarily related to reduced borrowings under the revolving credit facility for the year ended December 31, 2014 compared to 2013.
Other (income) expense, net
During the year ended December 31, 2014, we recognized other expense, net, of $1.0 million, compared to other income, net, of $0.8 million for the year ended December 31, 2013. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar. The table below presents comparative detailed information about other (income) expense, net at December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Interest income	$(82)	$(220)
Foreign exchange loss	3,733	834
Other, net	(2,642)	(1,417)
Total	$1,009	$(803)
Income tax benefit
Our income tax benefit on continuing operations was $80.5 million (31.1% effective rate) on pre-tax loss of $259.1 million for the year ended December 31, 2014, compared to an income tax benefit of $3.1 million (12.6% effective rate) on a pre-tax loss of $24.2 million for the year ended December 31, 2013. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, such as goodwill impairment expense, that affect book income but do not affect taxable income.
Noncontrolling interest
We have no noncontrolling interest holders in 2014, due to our acquisition of our remaining noncontrolling interest in our joint ventures in 2013. For the year ended December 31, 2013, we allocated $0.6 million associated with the income incurred by our joint ventures to the noncontrolling interest holders of these ventures.
Years Ended December 31, 2013 and 2012
For the year ended December 31, 2013, our operating income was $30.2 million, compared to $206.9 million for the year ended December 31, 2012. Loss per share was $0.14 for the year ended December 31, 2013 compared to $0.05 income per share for the year ended December 31, 2012.
Revenues
Our revenues for the year ended December 31, 2013 decreased $368.4 million, or 18.8%, to $1.59 billion from $1.96 billion for the year ended December 31, 2012, primarily due to lower demand for our rig-based services in oil markets and overall weaker economic conditions affecting both our domestic and international operations. See “Segment Operating Results— Years Ended December 31, 2013 and 2012” below for a more detailed discussion of the change in our revenues.
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
Segment Operating Results
Years Ended December 31, 2014 and 2013
The following table shows operating results for each of our reportable segments for the years ended December 31, 2014 and 2013 (in thousands):
For the year ended December 31, 2014

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$679,045	$249,589	$173,364	$212,598	$112,740	$—	$1,427,336
Operating expenses	582,658	246,262	184,183	271,542	178,172	168,394	1,631,211
Operating income (loss)	96,387	3,327	(10,819)	(58,944)	(65,432)	(168,394)	(203,875)
For the year ended December 31, 2013

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$673,465	$271,709	$193,184	$238,611	$214,707	$—	$1,591,676
Operating expenses	539,907	267,671	169,757	207,302	241,364	135,511	1,561,512
Operating income (loss)	133,558	4,038	23,427	31,309	(26,657)	(135,511)	30,164
U.S. Rig Services
Revenues for our U.S. Rig Services segment increased $5.6 million, or 0.8%, to $679.0 million for the year ended December 31, 2014, compared to $673.5 million for the year ended December 31, 2013. The increase in revenue is primarily due to an increase in market activity partially offset by a decrease in customer activity in California rig-based services and a decrease in customer spending.
Operating expenses for our U.S. Rig Services segment were $582.7 million during the year ended December 31, 2014, which represented an increase of $42.8 million, or 7.9%, compared to $539.9 million for the year ended December 31, 2013. These expenses increased primarily as a result of an increase in direct labor and repair and maintenance expenses related to an increase in activity.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $22.1 million, or 8.1%, to $249.6 million for the year ended December 31, 2014, compared to $271.7 million for the year ended December 31, 2013. The decrease in revenue is primarily due to lower activity and decrease in pricing due to competitive pressure.
Operating expenses for our Fluid Management Services segment were $246.3 million during the year ended December 31, 2014, which represented a decrease of $21.4 million, or 8.0%, compared to $267.7 million for the year ended December 31, 2013. The decrease in expenses is primarily related to lower direct labor expenses and fuel costs due to a decrease in activity.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $19.8 million, or 10.3%, to $173.4 million for the year ended December 31, 2014, compared to $193.2 million for the year ended December 31, 2013. The decrease in revenue is primarily due to lower activity due to competitive pressure and unscheduled down time events.
Operating expenses for our Coiled Tubing Services segment were $184.2 million during the year ended December 31, 2014, which represented an increase of $14.4 million, or 8.5%, compared to $169.8 million for the year ended December 31, 2013. The increase in expenses is primarily a result of impairment of goodwill partially offset by lower direct labor expenses due to a decrease in activity.
Fishing and Rental Services

Revenues for our Fishing and Rental Services segment decreased $26.0 million, or 10.9%, to $212.6 million for the year ended December 31, 2014, compared to $238.6 million for the year ended December 31, 2013. The decrease in revenue is primarily due to lower activity due to competitive pressure.
Operating expenses for our Fishing and Rental Services segment were $271.5 million during the year ended December 31, 2014, which represented an increase of $64.2 million, or 31.0%, compared to $207.3 million for the year ended December 31, 2013. The increase in expenses is primarily a result of the impairment of fixed assets and other intangible assets partially offset by a decrease in depreciation expense.
International
Revenues for our International segment decreased $102.0 million, or 47.5%, to $112.7 million for the year ended December 31, 2014, compared to $214.7 million for the year ended December 31, 2013. The decrease was primarily attributable to lower customer activity in Mexico.
Operating expenses for our International segment decreased $63.2 million, or 26.2%, to $178.2 million for the year ended December 31, 2014, compared to $241.4 million for the year ended December 31, 2013. These expenses decreased as a direct result of lower customer activity and severance costs in Mexico, partially offset by impairment of goodwill and tradenames in our Russian business reporting unit.
Functional support
Operating expenses for our Functional Support segment increased $32.9 million, or 24.3%, to $168.4 million (11.8% of consolidated revenues) for the year ended December 31, 2014 compared to $135.5 million (8.5% of consolidated revenues) for the year ended December 31, 2013. The increase is primarily due to increased legal expense related to the FCPA investigations, partially offset by lower employee compensation and benefit costs.
Years Ended December 31, 2013 and 2012
The following table shows operating results for each of our reportable segments for the years ended December 31, 2013 and 2012 (in thousands):
For the year ended December 31, 2013

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$673,465	$271,709	$193,184	$238,611	$214,707	$—	$1,591,676
Operating expenses	539,907	267,671	169,757	207,302	241,364	135,511	1,561,512
Operating income (loss)	133,558	4,038	23,427	31,309	(26,657)	(135,511)	30,164
For the year ended December 31, 2012

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$788,512	$353,597	$215,876	$268,783	$333,302	$—	$1,960,070
Operating expenses	594,217	328,033	200,747	218,430	270,310	141,387	1,753,124
Operating income (loss)	194,295	25,564	15,129	50,353	62,992	(141,387)	206,946
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $115.0 million, or 14.6%, to $673.5 million for the year ended December 31, 2013, compared to $788.5 million for the year ended December 31, 2012. The decrease in revenue is primarily related to reduced customer spending, lower activity in natural gas markets and increased competition.
Operating expenses for our U.S. Rig Services segment were $539.9 million during the year ended December 31, 2013, which represented a decrease of $54.3 million, or 9.1%, compared to $594.2 million for the year ended December 31, 2012. The decrease in expenses is primarily as a result of a decrease in direct labor expenses and repair and maintenance expenses directly attributable to lower activity in natural gas markets during the period and improved operating efficiencies.

Fluid Management Services
Revenues for our Fluid Management Services segment decreased $81.9 million, or 23.2%, to $271.7 million for the year ended December 31, 2013, compared to $353.6 million for the year ended December 31, 2012. The decrease in revenue is primarily related to reduced customer spending, lower activity in natural gas markets and increased competition.
Operating expenses for our Fluid Management Services segment were $267.7 million during the year ended December 31, 2013, which represented a decrease of $60.4 million, or 18.4%, compared to $328.0 million for the year ended December 31, 2012. The decrease in expenses is primarily as a result of a decrease in direct labor, repair and maintenance, and fuel expenses directly attributable to lower activity in natural gas markets during the period.
Coiled Tubing Services
Revenues for our Coiled Tubing Services decreased $22.7 million, or 10.5%, to $193.2 million for the year ended December 31, 2013, compared to $215.9 million for the year ended December 31, 2012. The decrease in revenue is primarily related to reduced customer spending, lower activity in natural gas markets and increased competition.
Operating expenses for our Coiled Tubing Services segment were $169.8 million during the year ended December 31, 2013, which represented a decrease of $31.0 million, or 15.4%, compared to $200.7 million for the year ended December 31, 2012. The decrease in expenses is primarily as a result of a decrease in direct labor and fuel expenses directly attributable to lower activity in natural gas markets during the period and improved operating efficiencies.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $30.2 million, or 11.2%, to $238.6 million for the year ended December 31, 2013, compared to $268.8 million for the year ended December 31, 2012. The decrease in revenue is primarily related to reduced customer spending, lower activity in natural gas markets and increased competition.
Operating expenses for our Fishing and Rental Services segment were $207.3 million during the year ended December 31, 2013, which represented a decrease of $11.1 million, or 5.1%, compared to $218.4 million for the year ended December 31, 2012. The decrease in expenses is primarily as a result of a decrease in direct labor expenses directly attributable to lower activity in natural gas markets during the period.
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
Liquidity and Capital Resources
We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity are cash flows generated from our operations, available cash and borrowings under our senior secured revolving credit facility. We maintain a senior secured credit facility pursuant to a revolving credit agreement with several lenders and JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agents (as amended on July 27, 2011 and December 5, 2014, our “2011 Credit Facility”). Our 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, up to an aggregate principal amount of $400.0 million, all of which will mature no later than March 31, 2016. We intend to use these sources of liquidity to fund our working capital requirements, capital expenditures, strategic investments and acquisitions.

In 2015, we expect to access available funds under our 2011 Credit Facility to meet our cash requirements for day-to-day operations and in times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, cash flow from operations, borrowings under our 2011 Credit Facility and, in the case of acquisitions, equity. We believe that our internally generated cash flows from operations, current reserves of cash and availability under our 2011 Credit Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures and debt service for the next twelve months. Under the terms of our 2011 Credit Facility, committed letters of credit count against our borrowing capacity. As of December 31, 2014, we had $70.0 million in borrowings, $50.4 million of letters of credit outstanding with borrowing capacity of $279.6 million available considering covenant constraints under our 2011 Credit Facility.
All obligations under our 2011 Credit Facility are guaranteed by most of our subsidiaries and are secured by most of our assets, including our accounts receivable, inventory and equipment. See further discussion under “Debt Service” below.
As of December 31, 2014, our adjusted working capital (working capital excluding the current portion of long-term debt) was $191.9 million compared to $277.4 million as of December 31, 2013. Our adjusted working capital decreased during 2014 primarily as a result of a decrease in accounts receivable, predominantly in Mexico.
As of December 31, 2014, we had $27.3 million of cash, of which approximately $6.9 million was held in the bank accounts of our foreign subsidiaries. As of December 31, 2014, $0.2 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. dollars. We believe that the cash held by our wholly owned foreign subsidiaries could be repatriated for general corporate use without material withholdings.
Cash Flows
During the year ended December 31, 2014, we generated cash flows from operating activities of $164.2 million, compared to $228.6 million for the year ended December 31, 2013. Operating cash inflows primarily relate to net loss adjusted for non cash items.
Cash used in investing activities was $146.8 million and $160.9 million for years ended December 31, 2014 and 2013, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Capital expenditures primarily relate to replacement assets for our existing fleet and equipment. Additionally, during 2013, we completed the acquisition of the remaining 50% noncontrolling interest in Geostream for $14.6 million.
Cash used in financing activities was $22.1 million and $85.5 million during the years ended December 31, 2014 and 2013, respectively. Financing cash outflows primarily relate to net payments on our 2011 Credit Facility.
The following table summarizes our cash flows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$164,168	$228,643
Cash paid for capital expenditures	(161,639)	(164,137)
Proceeds from sale of fixed assets	15,844	17,256
Payment of accrued acquisition cost of the 51% noncontrolling interest in AlMansoori Key Energy Services LLC	(5,100)	—
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)
Proceeds from notes receivable	4,055	600
Repayments of capital lease obligations	—	(393)
Repayments of long-term debt	(3,573)	—
Proceeds from borrowings on revolving credit facility	260,000	220,000
Repayments on revolving credit facility	(275,000)	(300,000)
Payment of deferred financing costs	—	(69)
Other financing activities, net	(3,485)	(5,030)
Effect of changes in exchange rates on cash	3,728	87
Net decrease in cash and cash equivalents	$(1,002)	$(17,643)

Debt Service
At December 31, 2014, our annual maturities on our indebtedness, consisting only of our 2021 Notes and borrowings under our 2011 Credit Facility at year-end, were as follows:

Principal Payments
(in thousands)
2015	$—
2016	70,000
2017	—
2018	—
2019 and thereafter	675,000
Total	$745,000
Interest on $675.0 million of our 2021 Notes is due on March 1 and September 1 of each year. Our 2021 Notes mature on September 1, 2021. Interest paid on our 2014 Notes and 2021 Notes during 2014 and 2013 was $45.6 million and $45.9 million, respectively. We expect to fund interest payments from cash on hand and cash generated by operations.
8.375% Senior Notes due 2014
On November 29, 2007, we issued $425.0 million aggregate principal amount of 2014 Notes. In March of 2011, we repurchased $421.4 million aggregate principal amount of our 2014 Notes. On February 25, 2014, we redeemed the remaining $3.6 million aggregate principal amount and paid $0.1 million accrued interest of 2014 Notes pursuant to the indenture dated as of November 29, 2007 (as supplemented, the “Indenture”). The 2014 Notes were general unsecured senior obligations and were subordinate to all of our existing and future secured indebtedness. The 2014 Notes were jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2014 Notes was payable on June 1 and December 1 of each year.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2014, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with all covenants at December 31, 2014.
Senior Secured Credit Facility
On December 5, 2014, we entered into the Second Amendment to Credit Agreement (the “Amendment”) for our $400.0 million senior secured revolving bank credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agent (as amended, our “2011 Credit Facility”), which is an important source of liquidity for us. The Amendment decreased the total commitments by the lenders under the credit facility from $550.0 million to $400.0 million, which will automatically be further reduced from $400.0 million to $350.0 million on July 1, 2015. Among other changes, the Amendment modified the definition of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of our 2011 Credit Facility, “EBITDA”) to allow for the add back of (i) all expenses incurred during the second and third quarters of 2014 related to the Company’s compliance with the FCPA and (ii) up to $50.0 million of additional expenses incurred in relation to the Company’s FCPA compliance commencing in the fourth quarter of 2014. Our 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016. The maximum amount that we may borrow under the facility may be subject to limitation due to the operation of the covenants contained in the facility. Our 2011 Credit Facility allows us to request increases in the total commitments under the facility by up to $100.0 million in the aggregate in part or in full anytime during the term of our 2011 Credit Facility, with any such increases being subject to compliance with the restrictive covenants in our 2011 Credit Facility and in the Indenture, as well as lender approval.
We capitalized $4.9 million of financing costs in connection with the execution of our 2011 Credit Facility and an additional $1.4 million related to the first amendment that will be amortized over the term of the debt. The $0.4 million remaining unamortized financing costs related to the first amendment was written off at the time of the second amendment.
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
The 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than 55%;

•	our senior secured leverage ratio of senior secured funded debt to trailing four quarters EBITDA be no greater than 2.00 to 1.00;

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense for no less than the ratio specified for such fiscal quarter as indicated in the table below:

Fiscal Quarter Ending	Ratio
December 31, 2014 through September 30, 2015	2.75 to 1.00
December 31, 2015 and thereafter	3.00 to 1.00

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
We were in compliance with these covenants at December 31, 2014. We may prepay our 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of December 31, 2014, we had borrowings of $70.0 million under the revolving credit facility, $50.4 million of letters of credit outstanding with borrowing capacity of $279.6 million available considering covenant constraints under our 2011 Credit Facility. For the years ended December 31, 2014 and 2013, the weighted average interest rates on the outstanding borrowings under our 2011 Credit Facility was 2.97% and 2.76%, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of December 31, 2014, $3.0 million of letters of credit were outstanding under the facility.
Off-Balance Sheet Arrangements
At December 31, 2014, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations
Set forth below is a summary of our contractual obligations as of December 31, 2014. The obligations we pay in future periods reflect certain assumptions, including variability in interest rates on our variable-rate obligations and the duration of our obligations, and actual payments in future periods may vary.

	Payments Due by Period
	Total	Less than 1 Year (2015)	1-3 Years (2016-2018)	4-5 Years (2019-2020)	After 5 Years (2021+)
	(in thousands)
2021 Notes	675,000	—	—	—	675,000
Interest associated with 2021 Notes	300,088	45,562	136,812	91,250	26,464
Borrowings under 2011 Credit Facility	70,000	—	70,000	—	—
Interest associated with 2011 Credit Facility(1)	2,746	2,198	548	—	—
Commitment and availability fees associated with 2011 Credit Facility	1,747	1,398	349	—	—
Non-cancelable operating leases	34,917	13,960	15,888	3,736	1,333
Liabilities for uncertain tax positions	1,004	618	386	—	—
Equity based compensation liability awards(2)	386	386	—	—	—
Total	$1,085,888	$64,122	$223,983	$94,986	$702,797

(1)	Based on interest rates in effect at December 31, 2014.

(2)	Based on our closing stock price at December 31, 2014.
Debt Compliance
At December 31, 2014, we were in compliance with all the financial covenants under our 2011 Credit Facility and 2021 Notes. Based on management’s current projections, we expect to be in compliance with all the covenants under our 2011 Credit Facility and 2021 Notes for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. See “Item 1A. Risk Factors.”
Capital Expenditures
During the year ended December 31, 2014, our capital expenditures totaled $161.6 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2015 contemplates spending between $50.0 million and $80.0 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2015 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2015 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2015 to increase market share or expand our presence into a new market. We currently anticipate funding our 2015 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility. Should our operating cash flows or activity levels prove to be insufficient to warrant our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Acquisitions
Geostream
On April 9, 2013, we completed the acquisition of the remaining 50% noncontrolling interest in Geostream for $14.6 million. We now own 100% of Geostream.
AlMansoori Key Energy Services, LCC
On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC, a joint venture formed under the laws of Abu Dhabi, UAE, and the acquisition of the underlying business for $5.1 million. During the fourth quarter of 2014 the joint venture was duly liquidated and the $5.1 million was transferred to AlMansoori.

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
We have identified the following critical accounting policies that require a significant amount of estimation or judgment to accurately present our financial position, results of operations and cash flows:

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
We conducted our annual impairment test for goodwill and other intangible assets not subject to amortization as of October 1, 2014. In determining the fair value of our reporting units, we use a weighted-average approach of three commonly used valuation techniques — a discounted cash flow method, a guideline companies method, and a similar transactions method. We assigned a weight to the results of each of these methods based on the facts and circumstances that are in existence for that testing period. We assigned more weight to the discounted cash flow method as we believe it is more representative of the future of the business.
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

We conducted our most recent annual test for impairment of our goodwill and other indefinite-lived intangible assets as of October 1, 2014. On that date, our reporting units for the purposes of impairment testing were U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and our Canadian reporting units. While this test is required on an annual basis, it can also be required more frequently based on changes in external factors or other triggering events. In 2014, we experienced several triggering events that required us to perform additional interim testing for the possible impairment of goodwill, which resulted in the recording of a reduction in value of our goodwill of $41.5 million and indefinite-lived intangible of $9.9 million.
Our goodwill by reporting unit as of December 31, 2014 is as follows (in thousands, except for percentages):

U.S.
U.S. Rig Services	$297,719	51%
Fluid Management Services	24,479	4%
Coiled Tubing Services	82,695	14%
Fishing and Rental Services	173,463	30%
Subtotal	578,356	99%
International
Canada	4,383	1%
Subtotal	4,383	1%
Total	$582,739	100%
We also have intangible assets that are not amortized of $1.5 million and $1.2 million related to our Fishing and Rental Services segment and our Russian reporting unit, respectively. These tradenames are tested for impairment annually using a relief from royalty method.
As noted above, the determination of the fair value of our reporting units is heavily dependent upon certain estimates and assumptions that we make about our reporting units. Changes in those estimates and assumptions could possibly impact the determination of the fair value of our reporting units. Discount rates we use in future periods could change substantially if the cost of debt or equity were to significantly increase or decrease, or if we were to choose different comparable companies in determining the appropriate discount rate for our reporting units. Additionally, our future projected cash flows for our reporting units could significantly impact the fair value of our reporting units, and if our current projections about our future activity levels, pricing, and cost structure are inaccurate, the fair value of our reporting units could change materially. If the current overall economy further declines or if there is a significant and rapid adverse change in our business in the near- or mid-term for any of our reporting units, our current estimates of the fair value of our reporting units could decrease significantly, leading to possible impairment charges in future periods. Based on our current knowledge and beliefs, we do not think that material adverse changes to our current estimates and assumptions such that our reporting units would fail step one of the impairment test are reasonably possible.
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
We identified triggering events in 2014 that resulted in the recording of a reduction in value of fixed assets of $62.1 million and finite-lived intangibles of $7.7 million in our Fishing and Rental Services segment. We did not identify any trigger events causing us to test our tangible and finite-lived intangible assets for impairment during the years ended December 31, 2013 or 2012.

Valuation of Equity-Based Compensation
We have granted stock options, stock-settled stock appreciation rights (“SARs”), restricted stock (“RSAs” and “RSUs”), phantom shares and performance units to our employees and non-employee directors. The option and SAR awards we grant are fair valued using a Black-Scholes option model on the grant date and are amortized to compensation expense over the vesting period of the option or SAR award, net of estimated and actual forfeitures. Compensation related to RSAs and RSUs is based on the fair value of the award on the grant date and is recognized based on the vesting requirements that have been satisfied during the period. Phantom shares are accounted for at fair value, and changes in the fair value of these awards are recorded as compensation expense during the period. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. See “Note 19. Share Based Compensation” in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of performance units measurement.
In utilizing the Black-Scholes option pricing model to determine fair values of awards, certain assumptions are made which are based on subjective expectations, and are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility in the price of our common stock, the risk-free interest rate and the expected life of awards. We did not grant any stock options during the years ended December 31, 2014, 2013 and 2012.
Accounting Standards Adopted or Not Yet Adopted in this Report
There are no new accounting standards that have been adopted in this report.
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and must be adopted using either a full retrospective method or a modified retrospective method. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates, foreign currency exchange rates and equity prices that could impact our financial position, results of operations and cash flows. We manage our exposure to these risks through regular operating and financing activities, and may, on a limited basis, use derivative financial instruments to manage this risk. Derivative financial instruments were not used in the years ended December 31, 2014, 2013 and 2012. To the extent that we use such derivative financial instruments, we will use them only as risk management tools and not for speculative investment purposes.
Interest Rate Risk
As of December 31, 2014, we had outstanding $675.0 million of 2021 Notes. These notes are fixed-rate obligations, and as such do not subject us to risks associated with changes in interest rates. Borrowings under our 2011 Credit Facility bear interest at variable interest rates, and therefore expose us to interest rate risk. As of December 31, 2014, the weighted average interest rate on our outstanding variable-rate debt obligations was 3.14%. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by $0.2 million.
Foreign Currency Risk
As of December 31, 2014, we conduct operations in Mexico, Colombia, Ecuador, the Middle East and Russia. We also have a Canadian subsidiary. As of December 31, 2011, the functional currency for Mexico, Russia and Canada was the local currency and the functional currency for Colombia and the Middle East was the U. S. dollar. Due to significant changes in economic facts and circumstances, the functional currency for Mexico and Canada was changed to the U.S. dollar effective January 1, 2012. For balances denominated in our Russian subsidiaries’ local currency, changes in the value of their assets and liabilities due to changes in exchange rates are deferred and accumulated in other comprehensive income until we liquidate our investment. Our Russian foreign subsidiaries must remeasure their account balances at the end of each period to an equivalent amount of U.S. dollars, with changes reflected in earnings during the period. A hypothetical 10% decrease in the average value of the U.S. dollar relative to the value of the local currency for our Russian subsidiaries would increase our net income by $0.4 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Key Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Key Energy Services, Inc.
We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Energy Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Houston, Texas
February 24, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Key Energy Services, Inc.
We have audited the internal control over financial reporting of Key Energy Services, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
February 24, 2015

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,304	$28,306
Accounts receivable, net of allowance for doubtful accounts of $2,925 and $766	289,466	348,966
Inventories	30,171	32,335
Other current assets	86,854	96,546
Total current assets	433,795	506,153
Property and equipment, gross	2,555,515	2,606,738
Accumulated depreciation	(1,320,257)	(1,241,092)
Property and equipment, net	1,235,258	1,365,646
Goodwill	582,739	624,875
Other intangible assets, net	14,500	41,146
Deferred financing costs, net	10,735	13,897
Other assets	56,471	35,753
TOTAL ASSETS	$2,333,498	$2,587,470
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77,631	$58,826
Other current liabilities	164,227	169,945
Current portion of long-term debt	—	3,573
Total current liabilities	241,858	232,344
Long-term debt	748,426	763,981
Workers’ compensation, vehicular and health insurance liabilities	29,690	29,944
Deferred tax liabilities	228,394	284,453
Other non-current liabilities	27,067	25,655
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 153,557,108 and 152,331,006 shares issued and outstanding	15,356	15,233
Additional paid-in capital	960,647	953,306
Accumulated other comprehensive loss	(37,280)	(15,414)
Retained earnings	119,340	297,968
Total equity	1,058,063	1,251,093
TOTAL LIABILITIES AND EQUITY	$2,333,498	$2,587,470
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
REVENUES	$1,427,336	$1,591,676	$1,960,070
COSTS AND EXPENSES:
Direct operating expenses	1,059,651	1,114,462	1,308,845
Depreciation and amortization expense	200,738	225,297	213,783
General and administrative expenses	249,646	221,753	230,496
Impairment expense	121,176	—	—
Operating income (loss)	(203,875)	30,164	206,946
Interest expense, net of amounts capitalized	54,227	55,204	53,566
Other (income) loss, net	1,009	(803)	(6,649)
Income (loss) from continuing operations before tax	(259,111)	(24,237)	160,029
Income tax (expense) benefit	80,483	3,064	(57,352)
Income (loss) from continuing operations	(178,628)	(21,173)	102,677
Loss from discontinued operations, net of tax	—	—	(93,568)
Net income (loss)	(178,628)	(21,173)	9,109
Income attributable to noncontrolling interest	—	595	1,487
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(178,628)	$(21,768)	$7,622
Earnings (loss) per share from continuing operations attributable to Key:
Basic and diluted	$(1.16)	$(0.14)	$0.67
Loss per share from discontinued operations:
Basic and diluted	$—	$—	$(0.62)
Earnings (loss) per share attributable to Key:
Basic and diluted	$(1.16)	$(0.14)	$0.05
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$(178,628)	$(21,173)	$102,677
Income attributable to noncontrolling interest	—	595	1,487
Income (loss) from continuing operations attributable to Key	$(178,628)	$(21,768)	$101,190
Weighted Average Shares Outstanding:
Basic	153,371	152,271	151,106
Diluted	153,371	152,271	151,125
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(178,628)	$(21,173)	$102,677
Other comprehensive income (loss):
Foreign currency translation income (loss), net of tax	(21,866)	(5,607)	1,933
Reclassification adjustment for sales of foreign subsidiaries	—	—	51,892
Total other comprehensive income (loss)	(21,866)	(5,607)	53,825
COMPREHENSIVE INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF TAX	(200,494)	(26,780)	156,502
Comprehensive loss from discontinued operations	—	—	(93,568)
COMPREHENSIVE INCOME (LOSS)	(200,494)	(26,780)	62,934
Comprehensive (income) loss attributable to noncontrolling interest	—	96	(3,229)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO KEY	$(200,494)	$(26,684)	$59,705
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(178,628)	$(21,173)	$9,109
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	200,738	225,297	213,783
Impairment expense	121,176	—	84,732
Bad debt expense	2,710	634	1,299
Accretion of asset retirement obligations	605	604	594
(Income) loss from equity method investments	(25)	447	926
Amortization and write-off of deferred financing costs and premium on debt	2,606	2,244	2,664
Deferred income tax expense (benefit)	(82,922)	(11,929)	35,998
Capitalized interest	—	(607)	(1,314)
(Gain) loss on disposal of assets, net	8,686	(2,972)	1,661
Share-based compensation	10,949	13,785	13,306
Excess tax expense (benefit) from share-based compensation	1,240	1,848	(4,085)
Changes in working capital:
Accounts receivable	54,024	54,003	(15,409)
Other current assets	(2,471)	5,915	(42,558)
Accounts payable and accrued liabilities	15,114	(82,318)	60,665
Share-based compensation liability awards	(846)	954	1,555
Other assets and liabilities	11,212	41,911	6,734
Net cash provided by operating activities	164,168	228,643	369,660
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(161,639)	(164,137)	(447,160)
Proceeds from sale of fixed assets	15,844	17,256	17,127
Proceeds from sale of assets held for sale	—	—	2,000
Payment of accrued acquisition cost of the 51% noncontrolling interest in AlMansoori Key Energy Services LLC	(5,100)	—	—
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)	—
Proceeds from notes receivable	4,055	600	—
Investment in Wilayat Key Energy, LLC	—	—	(676)
Net cash used in investing activities	(146,840)	(160,881)	(428,709)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(3,573)	—	—
Proceeds from long-term debt	—	—	205,000
Repayments of capital lease obligations	—	(393)	(1,959)
Proceeds from borrowings on revolving credit facility	260,000	220,000	275,000
Repayments on revolving credit facility	(275,000)	(300,000)	(405,000)
Payment of deferred financing costs	—	(69)	(4,597)
Repurchases of common stock	(2,245)	(3,196)	(7,519)
Proceeds from exercise of stock options and warrants	—	14	901
Excess tax (expense) benefit from share-based compensation	(1,240)	(1,848)	4,085
Other financing activities	—	—	8,035
Net cash provided by (used in) financing activities	(22,058)	(85,492)	73,946
Effect of changes in exchange rates on cash	3,728	87	(4,391)
Net increase (decrease) in cash and cash equivalents	(1,002)	(17,643)	10,506
Cash and cash equivalents, beginning of period	28,306	45,949	35,443
Cash and cash equivalents, end of period	$27,304	$28,306	$45,949
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCKHOLDERS					Noncontrolling Interest	Total
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings
	Number of Shares	Amount at par
	(in thousands, except per share data)
BALANCE AT DECEMBER 31, 2011	150,733	$15,073	$915,400	$(58,231)	$312,114	$30,275	$1,214,631
Foreign currency translation	—	—	—	191	—	1,742	1,933
Foreign currency impact on sale of Argentina (Note 3)	—	—	—	51,892	—	—	51,892
Common stock purchases	(483)	(48)	(7,471)	—	—	—	(7,519)
Exercise of stock options and warrants	100	10	891	—	—	—	901
Share-based compensation	788	80	13,226	—	—	—	13,306
Tax benefit from share-based compensation	—	—	4,085	—	—	—	4,085
Shares surrendered	(68)	(7)	(999)	—	—	—	(1,006)
Net income	—	—	—	—	7,622	1,487	9,109
BALANCE AT DECEMBER 31, 2012	151,070	15,108	925,132	(6,148)	319,736	33,504	1,287,332
Foreign currency translation	—	—	—	(4,916)	—	(691)	(5,607)
Common stock purchases	(416)	(42)	(3,154)	—	—	—	(3,196)
Exercise of stock options	4	—	14	—	—	—	14
Share-based compensation	1,673	167	13,618	—	—	—	13,785
Tax benefit from share-based compensation	—	—	(1,848)	—	—	—	(1,848)
Acquisition of the 50% noncontrolling interest in Geostream (Note 2)	—	—	22,432	(4,350)	—	(31,196)	(13,114)
Acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC (Note 2)	—	—	(2,888)	—	—	(2,212)	(5,100)
Net income (loss)	—	—	—	—	(21,768)	595	(21,173)
BALANCE AT DECEMBER 31, 2013	152,331	15,233	953,306	(15,414)	297,968	—	1,251,093
Foreign currency translation	—	—	—	(21,866)	—	—	(21,866)
Common stock purchases	(291)	(29)	(2,216)	—	—	—	(2,245)
Share-based compensation	1,517	152	10,797	—	—	—	10,949
Tax expense from share-based compensation	—	—	(1,240)	—	—	—	(1,240)
Net loss	—	—	—	—	(178,628)	—	(178,628)
BALANCE AT DECEMBER 31, 2014	153,557	$15,356	$960,647	$(37,280)	$119,340	$—	$1,058,063
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada.
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
We revised our reportable business segments effective in the fourth quarter of 2014, and in connection with the revision, we have revised disclosures for the corresponding items of segment information for the years ended December 31, 2013 and 2012. The revised reportable segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead costs in support of our reportable segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. These changes reflect our current operating focus in compliance with Accounting Standards Codification (“ASC”) No. 280, Segment Reporting (“ASC 280”). These presentation changes did not impact our consolidated net income, earnings per share, total current assets, total assets or total stockholders’ equity.
On February 17, 2012, the Company announced its decision to sell its business and operations in Argentina (the “Argentina business”) and on September 14, 2012 completed the sale of the Argentina business. In accordance with applicable accounting requirements and guidance, the Company has reclassified and presented the Argentina business as a discontinued operation for the 2012 period.
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
Cash and Cash Equivalents
We consider short-term investments with an original maturity of less than three months to be cash equivalents. At December 31, 2014, we have not entered into any compensating balance arrangements, but all of our obligations under our 2011 Credit Facility (as defined below) with a syndicate of banks of which JPMorgan Chase Bank, N.A. is the administrative agent were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.
We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2014, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and substantially all of our accounts held deposits in excess of the FDIC limits.
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
During the years ended December 31, 2014 and December 31, 2013, Chevron Texaco Exploration and Production accounted for approximately 15% of our consolidated revenue. During the year ended December 31, 2012, Pemex and Occidental Petroleum Corporation accounted for approximately 12% and 10% of our consolidated revenue, respectively. No other customer accounted for more than 10% of our consolidated revenue in 2014, 2013 or 2012.
Receivables outstanding from Pemex were approximately 19% of our total accounts receivable as of December 31, 2013. No other customer accounted for more than 10% of our total accounts receivable as of December 31, 2014 and 2013.
Inventories
Inventories, which consist primarily of equipment parts and spares for use in our operations and supplies held for consumption, are valued at the lower of average cost or market.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $191.9 million, $206.2 million and $190.5 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.
As of December 31, 2014, the estimated useful lives of our asset classes are as follows:

Description	Years
Well service rigs and components	3-15
Oilfield trucks, vehicles and related equipment	4-7
Fishing and rental tools, coiled tubing units and equipment, tubulars and pressure control equipment	3-10
Disposal wells	15
Furniture and equipment	3-7
Buildings and improvements	15-30
From time to time, we lease certain of our operating assets under capital lease obligations whose terms run from 55 to 60 months. These assets are depreciated over their estimated useful lives or the term of the capital lease obligation, whichever is shorter.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A long-lived asset or asset group should be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. For purposes of testing for impairment, we group our long-lived assets along our lines of business based on the services provided, which is the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. We would record an impairment charge, reducing the net carrying value to an estimated fair value, if the asset group’s estimated future cash flows were less than its net carrying value. Events or changes in circumstance that cause us to evaluate our fixed assets for recoverability and possible impairment may include changes in market conditions, such as adverse movements in the prices of oil and natural gas, or changes of an asset group, such as its expected future life, intended use or physical condition, which could reduce the fair value of certain of our property and equipment. The development of future cash flows and the determination of fair value for an asset group involves significant judgment and estimates. We identified a triggering event in the third quarter of 2014 that resulted in a recording of a reduction in value of fixed assets of $62.1 million in our Fishing and Rental Services segment. We did not identify any trigger events causing us to test our tangible and finite-lived intangible assets for impairment during the years ended December 31, 2013 or 2012. See “Note 8. Property and Equipment,” for further discussion.
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
Deposits
Due to capacity constraints on equipment manufacturers, we have been required to make advanced payments for certain oilfield service equipment and other items used in the normal course of business. As of December 31, 2014 and December 31, 2013, deposits totaled $10.1 million and $1.5 million, respectively. Deposits consist primarily of payments made related to high demand long-lead time items.
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
Deferred Financing Costs
Deferred financing costs associated with long-term debt are carried at cost and are amortized to interest expense using the effective interest method over the life of the related debt instrument. When the related debt instrument is retired, any remaining unamortized costs are included in the determination of the gain or loss on the extinguishment of the debt. We record gains and losses from the extinguishment of debt as a part of continuing operations. See “Note 14. Long-term Debt,” for further discussion.
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
We conduct our annual impairment test as of October 1 of each year. While this test is required on an annual basis, it can also be required more frequently based on changes in external factors or other triggering events. In 2014, we experienced several triggering events that required us to perform additional interim testing for the possible impairment of goodwill, which resulted in the recording of a reduction in value of our goodwill of $41.5 million and other intangible assets of $17.6 million. See “Note 9. Goodwill and Other Intangible Assets,” for further discussion.
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
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. See “Note 15. Commitments and Contingencies.”
Environmental
Our operations routinely involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants, and regulated substances. These operations are subject to various federal, state and local laws and regulations intended to protect the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. We record liabilities on an undiscounted basis when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. While our litigation reserves reflect the application of our insurance coverage, our environmental reserves do not reflect management’s assessment of the insurance coverage that may apply to the matters at issue. See “Note 15. Commitments and Contingencies.”
Self-Insurance
We are largely self-insured against physical damage to our equipment and automobiles as well as workers’ compensation claims. The accruals that we maintain on our consolidated balance sheet relate to these deductibles and self-insured retentions, which we estimate through the use of historical claims data and trend analysis. To assist management with the liability amount for our self-insurance reserves, we utilize the services of a third party actuary. The actual outcome of any claim could differ significantly from estimated amounts. We adjust loss estimates in the calculation of these accruals, based upon actual claim settlements and reported claims. See “Note 15. Commitments and Contingencies.”
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
We establish valuation allowances to reduce deferred tax assets if we determine that it is more likely than not (e.g., a likelihood of more than 50%) that some portion or all of the deferred tax assets will not be realized in future periods. To assess the likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which this taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted results, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. Additionally, we record uncertain tax positions at their net recognizable amount, based on the amount that management deems is more likely than not to be sustained upon ultimate settlement with the tax authorities in the domestic and international tax jurisdictions in which we operate. See “Note 13. Income Taxes” for further discussion of accounting for income taxes, changes in our valuation allowance, components of our tax rate reconciliation and realization of loss carryforwards.
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
Share-Based Compensation
In the past, we have issued stock options, shares of restricted common stock, restricted stock units, stock appreciation rights (“SARs”), phantom shares and performance units to our employees as part of those employees’ compensation and as a retention tool. For our options, restricted shares and SARs, we calculate the fair value of the awards on the grant date and amortize that fair value to compensation expense ratably over the vesting period of the award, net of estimated and actual forfeitures. The fair value of our stock option and SAR awards are estimated using a Black-Scholes fair value model. The valuation of our stock options and SARs requires us to estimate the expected term of award, which we estimated using the simplified method, as we did not have sufficient historical exercise information because of past legal restrictions on the exercise of our stock options. Additionally, the valuation of our stock option and SARs awards is also dependent on our historical stock price volatility, which we calculate using a lookback period equivalent to the expected term of the award, a risk-free interest rate, and an estimate of future forfeitures. The grant-date fair value of our restricted stock awards is determined using our stock price on the grant date. Our phantom shares and performance units are treated as “liability” awards and carried at fair value at each balance sheet date, with changes in fair value recorded as a component of compensation expense and an offsetting liability on our consolidated balance sheet. We record share-based compensation as a component of general and administrative and direct operating expense for the applicable individual. See “Note 19. Share-Based Compensation.”
Foreign Currency Gains and Losses
With respect to our operations in Russia, where the local currency is the functional currency, assets and liabilities are translated at the rates of exchange on the balance sheet date, while income and expense items are translated at average rates of exchange during the period. The resulting gains or losses arising from the translation of accounts from the functional currency to the U.S. dollar are included as a separate component of stockholders’ equity in other comprehensive income until a partial or complete sale or liquidation of our net investment in the foreign entity. As of December 31, 2011, the functional currency for Mexico, Russia and Canada was the local currency and the functional currency for Colombia and the Middle East was the U. S. dollar. Due to significant changes in economic facts and circumstances, the functional currency for Mexico and Canada was changed to the U.S. dollar effective January 1, 2012. See “Note 16. Accumulated Other Comprehensive Loss.”
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
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for interim and annual reporting periods beginning after December 15, 2016 and must be adopted using either a full retrospective method or a modified retrospective method. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
NOTE 2.    ACQUISITIONS
2013 Acquisition of Noncontrolling Interests
Geostream. On October 31, 2008, we acquired a 26% interest in OOO Geostream Services Group (“Geostream”) for $17.4 million. Geostream is a limited liability company incorporated in the Russian Federation that provides a wide range of drilling, workover and reservoir engineering services. On September 1, 2009, we acquired an additional 24% interest for $16.4 million, which brought our total investment in Geostream to 50% and provided us a controlling interest with representation on Geostream's board of directors. We accounted for the second investment as a business combination achieved in stages. The results of Geostream have been included in our consolidated financial statements since the initial acquisition date, with the portion outside of our control forming a noncontrolling interest. On April 9, 2013, we completed the acquisition of the 50% noncontrolling interest in Geostream for $14.6 million. Geostream is now our wholly owned subsidiary. This acquisition of the 50% noncontrolling interest was accounted for as an equity transaction. Therefore, our acquisition of the noncontrolling interest in Geostream in the second quarter of 2013 did not result in a gain or loss.
AlMansoori Key Energy Services, LLC. On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services, LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services, LLC, a joint venture under the laws of Abu Dhabi, UAE. The purpose of the joint venture was to engage in conventional workover and drilling services, coiled tubing services, fishing and rental services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. Although AlMansoori held a 51% interest in the joint venture and we held a 49% interest, we held three of the five board of directors seats and a controlling financial interest. In addition, profits and losses of the joint venture were

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shared on equal terms and in equal amounts with AlMansoori. Because the joint venture did not have sufficient resources to carry on its activities without our financial support, we determined it to be a variable interest entity of which we were the primary beneficiary. We consolidated the entity in our financial statements. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC (the “Joint Venture”) and the acquisition of the underlying business for $5.1 million. The acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC was accounted for as an equity transaction and therefore did not result in a gain or loss. During the fourth quarter the Joint Venture was formally liquidated and $5.1 million was transferred to AlMansoori.
NOTE 3.    DISCONTINUED OPERATIONS
In September 2012, we completed the sale of our Argentina operations for approximately $12.5 million, net of transaction costs. The $12.5 million net proceeds from the sale of Argentina operations included $2.0 million received in cash and the balance in notes receivable which was comprised of non-interest bearing notes. These notes are included in "other current assets" in our condensed consolidated balance sheets.
In connection with the sale, we recognized a total loss of $85.8 million, which includes the noncash impairment charge of $41.5 million recorded in the first quarter of 2012, and a write-off of $51.9 million cumulative translation adjustment previously recorded in accumulated other comprehensive loss during the third quarter of 2012. We are reporting the results of our Argentina operations in discontinued operations for 2012.
The following table presents the results of operations for the Argentina business sold in this transaction for the year ended December 31, 2012 (in thousands):

REVENUES	$75,815
COSTS AND EXPENSES:
Direct operating expenses	72,664
Depreciation and amortization expense	143
General and administrative expenses	11,232
Asset retirements and impairments	85,755
Operating loss	(93,979)
Interest expense, net of amounts capitalized	168
Other expense, net	3,725
Loss before taxes	(97,872)
Income tax benefit	4,304
Net loss	$(93,568)

NOTE 4. SEVERANCE, CONTRACT TERMINATION AND MOBILIZATION COSTS
In the second quarter of 2013, we implemented a significant restructuring of our Fluid Management Services and our corporate cost structure to better align them with current market conditions. As a result of this restructuring, we recognized approximately $6.3 million of severance expenses in the second quarter of 2013. The severance costs were based on obligations under our existing severance agreements. Furthermore, we recognized lease cancellation fees of $1.9 million primarily related to our Fluid Management Services. Additionally, in our international business, due to customer spending reductions in Mexico, we began redeploying idle rigs from the North Region of Mexico to higher demand markets, incurring mobilization cost of $2.3 million. These costs are reflected in our consolidated statements of operations and include $8.3 million of direct operating expenses and $2.2 million of general and administrative expenses. On a segment basis, $7.2 million, $2.3 million, $0.3 million and $0.7 million is associated with our International, Fluid Management Services, U.S. Rig Services and Functional Support segments, respectively. The restructuring activities were implemented in the second quarter of 2013 and were completed in the fourth quarter of 2013.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5.    OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Other current assets:
Current deferred tax assets	$11,823	$11,707
Prepaid current assets	28,218	28,435
Reinsurance receivable	9,200	9,113
VAT asset	18,889	21,683
Other	18,724	25,608
Total	$86,854	$96,546
The table below presents comparative detailed information about other non-current assets at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Other non-current assets:
Deferred tax assets	$35,238	$22,313
Reinsurance receivable	9,537	9,397
Deposits	10,125	1,533
Equity method investments	987	962
Other	584	1,548
Total	$56,471	$35,753
The table below presents comparative detailed information about other current liabilities at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$32,477	$34,956
Accrued operating expenditures	45,899	36,573
Income, sales, use and other taxes	25,892	37,064
Self-insurance reserves	31,359	32,129
Accrued interest	15,241	15,285
Accrued insurance premiums	7,515	8,049
Other	5,844	5,889
Total	$164,227	$169,945

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents comparative detailed information about other non-current liabilities at December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Other non-current accrued liabilities:
Asset retirement obligations	$12,525	$11,999
Environmental liabilities	5,730	6,176
Accrued rent	263	853
Accrued sales, use and other taxes	5,411	5,552
Other	3,138	1,075
Total	$27,067	$25,655

NOTE 6.    OTHER EXPENSE (INCOME), NET
The table below presents comparative detailed information about our other income and expense from continuing operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest income	$(82)	$(220)	$(46)
Foreign exchange (gain) loss	3,733	834	(4,726)
Other, net	(2,642)	(1,417)	(1,877)
Total	$1,009	$(803)	$(6,649)
NOTE 7.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
The table below presents a rollforward of our allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012:

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions	Balance at End of Period
	(in thousands)
As of December 31, 2014	$766	$2,710	$—	$(551)	$2,925
As of December 31, 2013	2,860	634	—	(2,728)	766
As of December 31, 2012	8,013	1,299	6	(6,458)	2,860

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.     PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2014	2013
	(in thousands)
Major classes of property and equipment:
Oilfield service equipment	$1,927,353	$1,960,208
Disposal wells	88,465	87,681
Motor vehicles	288,523	304,244
Furniture and equipment	132,617	122,218
Buildings and land	91,553	86,085
Work in progress	27,004	46,302
Gross property and equipment	2,555,515	2,606,738
Accumulated depreciation	(1,320,257)	(1,241,092)
Net property and equipment	$1,235,258	$1,365,646
Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. Capitalized interest for the years ended December 31, 2014, 2013 and 2012 was zero, $0.6 million, and $1.3 million, respectively. As of December 31, 2014 and 2013, we have no capital lease obligations.
Depreciation of assets held under capital leases was zero, $1.9 million, and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.
The decline in market value of our common stock in comparison to the carrying value of our assets during the third quarter of 2014 was determined to be a triggering event. This triggering event required us to perform step one of the goodwill impairment test to identify potential impairment. Our step one testing indicated potential impairment in our Fishing and Rental Services segment which required us to perform step two of the goodwill impairment test to determine the amount of impairment, if any. Our preliminary step two testing performed during the third quarter of 2014, using a discounted cash flow model to determine fair value, concluded that certain assets, primarily frac stack and well testing assets, were impaired. As a result, we recorded an estimated pre-tax charge of $60.8 million in the third quarter of 2014. Our preliminary step two testing also indicated no impairment of goodwill in our Fishing and Rental Services segment. During the fourth quarter of 2014 we finalized our step two testing, preliminarily performed in the third quarter of 2014, based on additional analysis performed by outside consultants. As a result, we recorded an additional pre-tax asset impairment charge of $1.3 million in the fourth quarter of 2014.
During the fourth quarter the market value of our stock continued to decline and we determined it was necessary to perform the first step of the goodwill impairment test for our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services and Fluid Management Services segments. The results of our step one analysis indicated potential impairment in our Coiled Tubing Services segment. Step two of the goodwill impairment testing for the Coiled Tubing Services segment was performed preliminarily during the fourth quarter of 2014 and our analysis concluded that that there was no impairment of goodwill. In addition, our analysis concluded that there was no impairment of fixed assets. Step two testing for our Coiled Tubing Services segment will be concluded in the first quarter of 2015 and any adjustment to the amount recorded, which could differ materially, will be recorded in the first quarter of 2015. There were no asset impairment charges for the years ended 2013 and 2012.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of our goodwill for the years ended December 31, 2014 and 2013 are as follows:

	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Total
	(in thousands)
December 31, 2012	$297,719	$24,479	$101,795	$173,463	$29,025	$626,481
Impact of foreign currency translation	—	—	—	—	(1,606)	(1,606)
December 31, 2013	297,719	24,479	101,795	173,463	27,419	624,875
Goodwill impairment	—	—	(19,100)	—	(22,437)	(41,537)
Impact of foreign currency translation	—	—	—	—	(599)	(599)
December 31, 2014	$297,719	$24,479	$82,695	$173,463	$4,383	$582,739
The components of our other intangible assets as of December 31, 2014 and 2013 are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Noncompete agreements:
Gross carrying value	$2,269	$9,332
Accumulated amortization	(1,710)	(7,104)
Net carrying value	$559	$2,228
Patents, trademarks and tradenames:
Gross carrying value	$3,106	$14,039
Accumulated amortization	(263)	(223)
Net carrying value	$2,843	$13,816
Customer relationships and contracts:
Gross carrying value	$59,045	$100,271
Accumulated amortization	(52,303)	(78,926)
Net carrying value	$6,742	$21,345
Developed technology:
Gross carrying value	$8,494	$7,583
Accumulated amortization	(4,138)	(3,826)
Net carrying value	$4,356	$3,757
Customer backlog:
Gross carrying value	$779	$779
Accumulated amortization	(779)	(779)
Net carrying value	$—	$—
Total:
Gross carrying value	$73,693	$132,004
Accumulated amortization	(59,193)	(90,858)
Net carrying value	$14,500	$41,146

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for our intangible assets with determinable lives was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Noncompete agreements	$1,671	$2,082	$3,827
Patents and trademarks	40	40	309
Customer relationships and contracts	6,749	16,726	18,941
Developed technology	316	221	221
Total intangible asset amortization expense	$8,776	$19,069	$23,298
Of our intangible assets at December 31, 2014, $2.7 million are indefinite-lived tradenames and patents which are not subject to amortization. These tradenames are tested for impairment annually using a relief from royalty method. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		2015	2016	2017	2018	2019
		(in thousands)
Noncompete agreements	1.8	$309	$250	$—	$—	$—
Trademarks	3.4	40	40	40	17	—
Customer relationships and contracts	5.0	2,473	1,875	1,392	431	341
Developed technology	16.0	400	400	400	400	324
Total expected intangible asset amortization expense		$3,222	$2,565	$1,832	$848	$665
Certain of our other intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates.
We perform an analysis of goodwill impairment on an annual basis unless an event occurs that triggers additional interim testing. During 2014 we identified several triggering events requiring us to perform testing for possible goodwill impairment.
Deterioration in the capital investment climate in Russia as a result of geopolitical events occurring during the second quarter of 2014 was determined to be a triggering event. This triggering event required us to perform testing for possible goodwill impairment of our Russian business reporting unit which is included in our International reporting segment. Our analysis concluded that Russia's $22.4 million of goodwill was fully impaired, and that $6.3 million of Russia's tradename intangible assets was impaired as well. We concluded that there was no impairment to Russia's other long-lived assets.
The decline in market value of our common stock in comparison to the carrying value of our assets during the third quarter of 2014 was determined to be a triggering event requiring us to perform testing for possible goodwill impairment in our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services and Fluid Management Services segments. Our step one testing indicated there may be impairment in our Fishing and Rental Services segment. No impairment was indicated in our other U.S. segments. Step two of the goodwill impairment testing for the Fishing and Rental Service segment was performed preliminarily during the third quarter of 2014 and, while our preliminary analysis concluded that that there was no impairment of goodwill, it did indicate that there was an impairment of fixed assets. During the fourth quarter of 2014 we engaged outside consultants to finalize our step two testing. The additional analysis preformed by our consultants confirmed that there was no impairment of goodwill. The analysis did conclude that $7.7 million of customer relationship and $3.6 million of tradename intangible assets in our Fishing and Rental Services segment was impaired.
During the fourth quarter we performed our annual qualitative analysis of goodwill impairment as of October 1, 2014. Based on this analysis we determined our Canadian reporting unit, which is included in our International reporting segment, did not have an indication of impairment. However, the market value of our stock continued to decline during the fourth quarter and we determined it was necessary to perform the first step of the goodwill impairment test for our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services and Fluid Management Services segments. Based on the results of our step one analysis, the fair value of our U.S. Rig Services, Fluid Management Services and Fishing and Rental Services segments

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exceeded their carrying values, but indicated potential impairment in our Coiled Tubing Services segment. Step two of the goodwill impairment testing for the Coiled Tubing Services segment was performed preliminarily during the fourth quarter of 2014 and our analysis concluded that $19.1 million of goodwill was impaired and recorded in the fourth quarter. Our analysis concluded that there was no impairment of fixed assets. Step two testing will be concluded in the first quarter of 2015 and any adjustment to the amount recorded, which could differ materially, will be recorded in the first quarter of 2015. See “Note 8. Property and Equipment,” for further discussion.
NOTE 10.    EARNINGS PER SHARE
The following table presents our basic and diluted earnings per share (“EPS”) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Basic EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(178,628)	$(21,768)	$101,190
Loss from discontinued operations, net of tax	—	—	(93,568)
Income (loss) attributable to Key	$(178,628)	$(21,768)	$7,622
Denominator
Weighted average shares outstanding	153,371	152,271	151,106
Basic earnings (loss) per share from continuing operations attributable to Key	$(1.16)	$(0.14)	$0.67
Basic loss per share from discontinued operations	—	—	(0.62)
Basic earnings (loss) per share attributable to Key	$(1.16)	$(0.14)	$0.05
Diluted EPS Calculation:
Numerator
Income (loss) from continuing operations attributable to Key	$(178,628)	$(21,768)	$101,190
Loss from discontinued operations, net of tax	—	—	(93,568)
Income (loss) attributable to Key	$(178,628)	$(21,768)	$7,622
Denominator
Weighted average shares outstanding	153,371	152,271	151,106
Stock options	—	—	19
Total	153,371	152,271	151,125
Diluted earnings (loss) per share from continuing operations attributable to Key	$(1.16)	$(0.14)	$0.67
Diluted loss per share from discontinued operations	—	—	(0.62)
Diluted earnings (loss) per share attributable to Key	$(1.16)	$(0.14)	$0.05
Stock options, warrants and SARs are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculation for the years ended December 31, 2014, 2013, and 2012 exclude the potential exercise of 1.4 million, 1.7 million and 2.0 million stock options, respectively, and 0.3 million, 0.3 million and 0.4 million SARs, respectively, because the effects of such exercises on earnings per share would be anti-dilutive.
There have been no material changes in share amounts subsequent to the balance sheet date that would have a material impact on the earnings per share calculation for the year ended December 31, 2014. However, we issued 0.9 million shares of restricted stock on January 30, 2015.

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
Annual accretion of the assets associated with the asset retirement obligations was $0.6 million for the years ended December 31, 2014, 2013 and 2012. A summary of changes in our asset retirement obligations is as follows (in thousands):

Balance at December 31, 2012	$11,659
Additions	174
Costs incurred	(135)
Accretion expense	604
Disposals	(303)
Balance at December 31, 2013	11,999
Additions	—
Costs incurred	(79)
Accretion expense	605
Disposals	—
Balance at December 31, 2014	$12,525
NOTE 12.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2014 and 2013.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities.  These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable — Argentina operations sale	$8,300	$8,300	$12,355	$12,355
Financial liabilities:
6.75% Senior Notes due 2021	$675,000	$413,438	$675,000	$690,390
8.375% Senior Notes due 2014	—	—	3,573	3,627
Credit Facility revolving loans	70,000	70,000	85,000	85,000
Notes receivable — Argentina operations sale. The fair value of these notes are based upon the quoted market Treasury rates as of the dates indicated. The carrying values of these items approximate their fair values due to the maturity dates rapidly approaching, thus giving way to discount rates that are similar.
6.75% Senior Notes due 2021.  The fair value of these notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2014 was $675.0 million, and the fair value was $413.4 million (61.3% of carrying value).
8.375% Senior Notes due 2014.  At December 31, 2013 the fair value of our 2014 Notes was based upon the quoted market prices for those securities as of the dates indicated. These notes were redeemed in February 2014.
Credit Facility Revolving Loans.  Because the variable interest rates of these loans approximate current market rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of December 31, 2014 were $70.0 million.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.    INCOME TAXES
The components of our income tax expense are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current income tax expense:
Federal and state	$(755)	$(8,515)	$(16,165)
Foreign	(1,684)	(350)	(5,189)
	(2,439)	(8,865)	(21,354)
Deferred income tax (expense) benefit:
Federal and state	69,508	(4,870)	(32,729)
Foreign	13,414	16,799	(3,269)
	82,922	11,929	(35,998)
Total income tax (expense) benefit	$80,483	$3,064	$(57,352)
The sources of our income or loss from continuing operations before income taxes and noncontrolling interest were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Domestic income (loss)	$(202,973)	$29,086	$129,865
Foreign income (loss)	(56,138)	(53,323)	30,164
Total income (loss)	$(259,111)	$(24,237)	$160,029

We made federal income tax payments of zero, $30.0 million and $5.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. We made state income tax payments of $1.6 million, $2.9 million and $2.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. We made foreign tax payments of $1.1 million, $2.3 million and $5.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, tax benefit (expense) allocated to stockholders’ equity for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes was $1.2 million, $1.8 million and $4.1 million, respectively. In addition, we received federal income tax refunds of $11.9 million, $25.1 million and $16.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Income tax expense differs from amounts computed by applying the statutory federal rate as follows:

	Year Ended December 31,
	2014	2013	2012
Income tax computed at Federal statutory rate	35.0%	35.0%	35.0%
State taxes	1.4%	(6.0)%	2.5%
Meals and entertainment	(0.7)%	(7.7)%	—%
Foreign rate difference	(0.7)%	(8.0)%	—%
Non-deductible goodwill	(3.9)%	—%	—%
Other	—%	(0.7)%	(1.7)%
Effective income tax rate	31.1%	12.6%	35.8%

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2014 and 2013, our deferred tax assets and liabilities consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$64,107	$36,860
Capital loss carryforwards	21,417	21,417
Self-insurance reserves	15,751	16,217
Allowance for doubtful accounts	1,046	199
Accrued liabilities	6,283	8,981
Share-based compensation	7,254	7,759
Other	869	(392)
Total deferred tax assets	116,727	91,041
Valuation allowance for deferred tax assets	(22,247)	(22,248)
Net deferred tax assets	94,480	68,793
Deferred tax liabilities:
Property and equipment	(225,136)	(269,167)
Intangible assets	(46,543)	(48,807)
Other	(4,134)	(1,252)
Total deferred tax liabilities	(275,813)	(319,226)
Net deferred tax liability, net of valuation allowance	$(181,333)	$(250,433)
The December 31, 2014 net deferred tax liability balance is comprised of $228.4 million long-term deferred tax liability, less $11.8 million current deferred tax asset and $35.2 million long-term deferred tax asset. The December 31, 2013 net deferred liability balance is comprised of $284.5 million long-term deferred tax liability, less $11.7 million current deferred tax asset and $22.3 million long-term deferred tax asset.
In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. To fully realize the deferred income tax assets related to our federal net operating loss carryforwards that do not have a valuation allowance due to Section 382 limitations, we would need to generate future federal taxable income of approximately $0.1 million over the next four years. With certain exceptions noted below, we believe that after considering all the available objective evidence, both positive and negative, historical and prospective, with greater weight given to the historical evidence, it is more likely than not that these assets will be realized.
We estimate that as of December 31, 2014, 2013 and 2012, we have available $50.7 million, $2.4 million and $2.8 million, respectively, of federal net operating loss carryforwards. Approximately $2.4 million of our net operating losses as of December 31, 2014 are subject to a $5,000 annual Section 382 limitation and expire in 2016 through 2018. The gross deferred tax asset associated with our federal net operating loss carryforward at December 31, 2014 is $17.8 million. Due to annual limitations under Sections 382 and 383, management believes that we will not be able to utilize all available carryforwards prior to their ultimate expiration. At December 31, 2014 and 2013, we had a valuation allowance of $0.8 million related to the deferred tax asset associated with our remaining federal net operating loss carryforwards that will expire before utilization due to Section 382 limitations.
We estimate that as of December 31, 2014, 2013 and 2012, we have available approximately $102.0 million, $64.9 million and $44.4 million, respectively, of state net operating loss carryforwards that will expire between 2015 and 2034. The deferred tax asset associated with our remaining state net operating loss carryforwards at December 31, 2014 is $5.2 million, net of federal tax benefit. Management believes that it is more likely than not that we will be able to utilize all available state carryforwards prior to their ultimate expiration.
We estimate that as of December 31, 2014, 2013 and 2012, we have available approximately $177.5 million, $117.6 million, and $34.4 million, respectively, of foreign net operating loss carryforwards that will expire between 2020 and 2030. The gross deferred tax asset associated with our foreign net operating loss carryforwards at December 31, 2014 is $50.4

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million. Management believes that it is more likely than not that we will be able to utilize the net operating loss carryforwards prior to their ultimate expiration in all foreign jurisdictions in which we currently operate.
The Company recognized a valuation allowance of $21.4 million as of December 31, 2014 against the deferred tax asset associated with the capital loss carryforward. The capital loss carryforward will expire in 2017.
We did not provide for U.S. income taxes or withholding taxes on unremitted earnings of our Mexico, Canada, Colombia and the Middle East subsidiaries, as these earnings are considered permanently reinvested because the cash flow generated by these businesses is needed to fund additional equipment and working capital requirements in these jurisdictions. Furthermore, we did not provide for U.S. income taxes on unremitted earnings of our other foreign subsidiaries as our tax basis in these foreign subsidiaries exceeded the book basis.
We file income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. In 2014 the Internal Revenue Service (“IRS”) concluded their audit of our returns for the tax years ended December 31, 2010, 2011 and 2012 with no material changes. Our other significant filings, which are in Mexico, are currently being examined for tax years 2009 and 2010.
As of December 31, 2014, 2013 and 2012, we had $1.0 million, $0.9 million and $1.2 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. We have accrued $0.1 million, $0.4 million and $0.3 million for the payment of interest and penalties as of December 31, 2014, 2013 and 2012, respectively. We believe that it is reasonably possible that $0.6 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2015 as a result of a lapse of the statute of limitations and settlement of an open audit.
We recognized a net tax benefit of less than $0.1 million in 2014 for expirations of statutes of limitations.
The following table presents the gross activity during 2014 and 2013 related to our liabilities for uncertain tax positions (in thousands):

Balance at January 1, 2013	$1,593
Additions based on tax positions related to the current year	251
Reductions for tax positions from prior years	(473)
Settlements	—
Balance at December 31, 2013	1,371
Additions based on tax positions related to the current year	108
Reductions for tax positions from prior years	(30)
Settlements	—
Balance at December 31, 2014	1,449

Tax Legislative Changes
Tax Increase Prevention Act of 2014. On December 19, 2014, H.R. 5771, Tax Increase Prevention Act of 2014, was signed into law. The new law retroactively extends for one year, until the end of 2014, most of the provisions of the American Taxpayer Relief Act that expired at the end of 2013, including the first-year bonus depreciation deduction of 50% of the adjusted basis of qualified property acquired and placed in service during 2014.
On September 13, 2013, the United States Treasury Department and the IRS issued final regulations providing comprehensive guidance on the tax treatment of costs incurred to acquire, repair, or improve tangible property. The final regulations are generally effective for taxable years beginning on or after January 1, 2014. On January 16, 2015 the IRS issued procedural guidance for taxpayers to follow with respect to filing applications for changes in accounting methods. This guidance includes the method change procedures that taxpayers must follow for adopting the tangible property regulations. We are currently assessing the future impacts of these regulations, but do not anticipate a material impact on our financial condition, results of operations or cash flows.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 14.    LONG-TERM DEBT
The components of our long-term debt are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
8.375% Senior Notes due 2014	—	3,573
Senior Secured Credit Facility revolving loans due 2016	70,000	85,000
Net unamortized premium on debt	3,426	3,981
Total debt	748,426	767,554
Less current portion	—	(3,573)
Total long-term debt and capital leases	$748,426	$763,981
8.375% Senior Notes due 2014
On November 29, 2007, we issued $425.0 million aggregate principal amount of 8.375% Senior Notes due 2014 (the “2014 Notes”). In March of 2011, we repurchased $421.4 million aggregate principal amount of our 2014 Notes. On February 25, 2014, we redeemed the remaining $3.6 million aggregate principal amount and paid $0.1 million accrued interest of 2014 Notes pursuant to the indenture dated as of November 29, 2007 (as supplemented, the “Indenture”). The 2014 Notes were general unsecured senior obligations and were subordinate to all of our existing and future secured indebtedness. The 2014 Notes were jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2014 Notes was payable on June 1 and December 1 of each year.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2014, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at December 31, 2014.
Senior Secured Credit Facility
On December 5, 2014, we entered into the Second Amendment to Credit Agreement (the “Amendment”) for our $400.0 million senior secured revolving bank credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agent (as amended, our “2011 Credit Facility”), which is an important source of liquidity for us. The Amendment decreased the total commitments by the lenders under the credit facility from $550.0 million to $400.0 million, which will automatically be further reduced from $400.0 million to $350.0 million on July 1, 2015. Among other changes, the Amendment modified the definition of earnings before interest, taxes, depreciation and amortization (as calculated pursuant to the terms of our 2011 Credit Facility, “EBITDA”) to allow for the add back of (i) all expenses incurred during the second and third quarters of 2014 related to the Company’s compliance with the FCPA and (ii) up to $50.0 million of additional expenses incurred in relation to the Company’s FCPA compliance commencing in the fourth quarter of 2014. Our 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016. The maximum amount that we may borrow under the facility may be subject to limitation due to the operation of the covenants contained in the facility. Our 2011 Credit Facility allows us to request increases in the total commitments under the facility by up to $100.0 million in the aggregate in part or in full anytime during the term of our 2011 Credit Facility, with any such increases being subject to compliance with the restrictive covenants in our 2011 Credit Facility and in the Indenture, as well as lender approval.
We capitalized $4.9 million of financing costs in connection with the execution of our 2011 Credit Facility and an additional $1.4 million related to the first amendment that will be amortized over the term of the debt. The $0.4 million remaining unamortized financing costs related to the first amendment was written off at the time of the second amendment.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our 2011 Credit Facility contains certain financial covenants, which, among other things, limit our annual capital expenditures, restrict our ability to repurchase shares and require us to maintain certain financial ratios. The financial ratios require that:

•	our ratio of consolidated funded indebtedness to total capitalization be no greater than 55%;

•	our senior secured leverage ratio of senior secured funded debt to trailing four quarters EBITDA be no greater than 2.00 to 1.00;

•	we maintain a consolidated interest coverage ratio of trailing four quarters EBITDA to interest expense for no less than the ratio specified for such fiscal quarter as indicated in the table below:

Fiscal Quarter Ending	Ratio
December 31, 2014 through September 30, 2015	2.75 to 1.00
December 31, 2015 and thereafter	3.00 to 1.00

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
We were in compliance with these covenants at December 31, 2014. We may prepay our 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. As of December 31, 2014, we had borrowings of $70.0 million under the revolving credit facility, $50.4 million of letters of credit outstanding with borrowing capacity of $279.6 million available considering covenant constraints under our 2011 Credit Facility. For the years ended December 31, 2014 and 2013, the weighted average interest rates on the outstanding borrowings under our 2011 Credit Facility was 2.97% and 2.76%, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of December 31, 2014, $3.0 million of letters of credit were outstanding under the facility.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Term Debt Principal Repayment and Interest Expense
Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2014:

Principal Amount of Long-Term Debt
(in thousands)
2015	$—
2016	70,000
2017	—
2018	—
2019	—
Thereafter	675,000
Total long-term debt	$745,000

Interest expense for the years ended December 31, 2014, 2013 and 2012 consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash payments	$49,410	$51,705	$46,767
Commitment and agency fees paid	2,179	1,799	1,450
Amortization of premium on debt	(556)	(556)	(463)
Amortization of deferred financing costs	2,800	2,800	2,695
Write-off of deferred financing costs	362	—	—
Net change in accrued interest	32	63	4,431
Capitalized interest	—	(607)	(1,314)
Net interest expense	$54,227	$55,204	$53,566
As of December 31, 2014, 2013 and 2012, the weighted average interest rates of our variable rate debt was 3.14%, 2.88% and 2.70%, respectively.
Deferred Financing Costs
A summary of deferred financing costs including capitalized costs, write-offs and amortization, for the years ended December 31, 2014 and 2013 are presented in the table below (in thousands):

Balance at December 31, 2012	$16,628
Capitalized costs	69
Amortization	(2,800)
Balance at December 31, 2013	13,897
Amortization	(2,800)
Write-off	(362)
Balance at December 31, 2014	$10,735

NOTE 15.    COMMITMENTS AND CONTINGENCIES
Operating Lease Arrangements
We lease certain property and equipment under non-cancelable operating leases that expire at various dates through 2021, with varying payment dates throughout each month. In addition, we have a number of leases scheduled to expire during 2015.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2014, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments
2015	$13,960
2016	9,006
2017	4,250
2018	2,632
2019	2,012
Thereafter	3,057
Total	$34,917
We are also party to a significant number of month-to-month leases that can be canceled at any time. Operating lease expense was $22.3 million, $23.9 million, and $24.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and the need for disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2014, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $0.1 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. Our liabilities related to litigation matters that were deemed probable and reasonably estimable as of December 31, 2013 were $0.3 million.
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
In January, 2014, the SEC advised us that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. A Special Committee of our Board of Directors is investigating this allegation as well as the possible violations of the FCPA involving business activities of our operations in Russia. The Special Committee’s investigations, which also include a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, are ongoing. On May 30, 2014, we voluntarily disclosed the allegation involving our Mexico operations and information from the Company’s initial investigation to the SEC and Department of Justice (“DOJ”). We are fully cooperating with investigations by the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot estimate any possible loss or range of loss. The Special Committee of our Board of Directors currently expects to substantially complete the fact-finding phase of its investigation by the end of March 2015.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) and Rule 10(b)-5, Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint adds Taylor M. Whichard III and Newton W. Wilson III as defendants and expands the class period to include the timeframe between September 4, 2012 and July 17, 2014. Because this case is in early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
In addition, in a letter dated September 4, 2014, a purported shareholder of the Company demanded that the Board commence an independent internal investigation into and legal proceedings against each member of the Board, a former member of the Board and certain officers of the Company for alleged violations of Maryland and/or federal law. The letter alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) improperly accounting for goodwill, (ii) causing the Company to potentially violate the FCPA, resulting in an investigation by the SEC, (iii) causing the Company to engage in improper conduct related to the Company’s Russia operations; and (iv) making false statements regarding, and failing to properly account for, certain contracts with Pemex. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The Board of Directors has referred the demand letter to the Special Committee. We cannot predict the outcome of this matter.
Tax Audits
We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2014 and 2013, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of December 31, 2014 and 2013, we have recorded $61.0 million and $62.1 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $18.7 million and $18.5 million of insurance receivables as of December 31, 2014 and 2013, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2014 and 2013, we have recorded $5.7 million and $6.2 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of our accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2014	2013
Foreign currency translation loss	$(37,280)	$(15,414)
Accumulated other comprehensive loss	$(37,280)	$(15,414)

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon the completion of the sale of our Argentina operations on September 14, 2012, the accumulated foreign currency translation balance related to Argentina was reversed out of our accumulated other comprehensive loss and recorded as part of our 2012 loss from discontinued operations.
The local currency is the functional currency for our operations in Russia. As of December 31, 2014 and 2013, one U.S. dollar was equal to 56.45 and 32.77 Russian rubles, respectively. As of December 31, 2011, the functional currency for Mexico, Russia and Canada was the local currency and the functional currency for Colombia and the Middle East was the U.S. dollar. Due to significant changes in economic facts and circumstances, the functional currency for Mexico and Canada was changed to the U.S. dollar effective January 1, 2012. The cumulative translation gains and losses resulting from translating financial statements from the functional currency to U.S. dollars are included in other comprehensive income and accumulated in stockholders’ equity until a partial or complete sale or liquidation of our net investment in the entity.
NOTE 17.    EMPLOYEE BENEFIT PLANS
We maintain a 401(k) plan as part of our employee benefits package. We match 100% of employee contributions up to 4% of the employee’s salary, which vest immediately, into our 401(k) plan, subject to maximums of $10,400, $10,200 and $10,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Our matching contributions were $10.9 million, $10.4 million and $10.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. We do not offer participants the option to purchase shares of our common stock through a 401(k) plan fund.
NOTE 18.    STOCKHOLDERS’ EQUITY
Common Stock
As of December 31, 2014 and 2013, we had 200,000,000 shares of common stock authorized with a par value of $0.10 per share, of which 153,557,108 shares were issued and outstanding at December 31, 2014 and 152,331,006 shares were issued and outstanding at December 31, 2013. During 2014, 2013 and 2012, no dividends were declared or paid. Under the terms of the 2021 Notes and our 2011 Credit Facility, we must meet certain financial covenants before we may pay dividends. We currently do not intend to pay dividends.
Tax Withholding
We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We repurchased a total of 290,697 shares, 416,101 shares and 482,951 shares for an aggregate cost of $2.2 million, $3.2 million and $7.5 million during 2014, 2013 and 2012, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.
NOTE 19.    SHARE-BASED COMPENSATION
2014 Incentive Plan
On May 15, 2014, our stockholders approved the 2014 Equity and Cash Incentive Plan (the “2014 Incentive Plan”). The 2014 Incentive Plan is administered by our board of directors or a committee designated by our board of directors (the “Committee”). Our board of directors or the Committee (the “Administrator”) will have the power and authority to select Participants (as defined below) in the 2014 Plan and grant Awards as defined below) to such Participants pursuant to the terms of the 2014 Incentive Plan. The 2014 Incentive Plan expires May 15, 2024. The 2014 Plan was established as a successor to the Company’s 2012 Equity Cash and Incentive Plan (the “2012 Incentive Plan” ), the 2009 Equity Cash and Incentive Plan (the “2009 Incentive Plan” ) and the 2007 Equity Cash and Incentive Plan (the “2007 Incentive Plan”, collectively with the 2012 Plan and the 2009 Plan, the “Prior Plans”). The Prior Plans were merged with and into the 2014 Plan effective as of May 15, 2014. Outstanding awards under the Prior Plans will continue in effect according to their terms as in effect before the merger of the Prior Plans into the 2014 Plan (subject to such amendments as the Administrator deems appropriate), and the shares with respect to outstanding grants under the Prior Plans will be issued or transferred under the 2014 Plan. No additional grants will be made under the Prior Plans.
Subject to adjustment, the total number of shares of our common stock that will be available for grant of Awards under the 2014 Plan may not exceed 12,310,750 shares; however, for purposes of this limitation, any stock subject to an Award that is canceled, forfeited, expires or otherwise terminates without the issuance of stock, is settled in cash, or is exchanged with the Administrator's permission, prior to the issuance of stock, for an Award not involving stock, will again become available for issuance under the 2014 Incentive Plan. Awards may be in the form of stock options (incentive stock options and nonqualified

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options), restricted stock, restricted stock units, performance compensation awards and SARs (collectively, "Awards"). Awards may be granted to employees, directors and, in some cases, consultants and those individuals whom the Administrator determines are reasonably expected to become employees, directors or consultants following the grant date of the Award (“Participants”). However, incentive stock options may be granted only to employees.
Our board of directors at any time, and from time to time, may amend or terminate the 2014 Incentive Plan. However, except as provided otherwise in the 2014 Incentive Plan, no amendment will be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. Further, if the exercise price of an option, including an incentive stock option, exceeds the fair market value of our common stock on a given date, the Committee has the authority to reduce the exercise price of such option to a new exercise price that is no less than the then-current fair market value of our common stock; provided that such action shall first have been approved by a vote of our stockholders. The Administrator at any time, and from time to time, may amend the terms of any one or more Awards; however, if the amendment would constitute an impairment of the rights under any Award, we must request the consent of the Participant and the Participant must consent in writing. It is expressly contemplated that the board may amend the 2014 Incentive Plan in any respect our board of directors deem necessary or advisable to provide eligible employees with the maximum benefits provided or to be provided under the provisions of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder relating to incentive stock options and/or to bring the 2014 Incentive Plan and/or Awards granted under it into compliance therewith. As of December 31, 2014, there were 10.0 million shares available for grant under the 2014 Incentive Plan.
Stock Option Awards
Stock option awards granted under our incentive plans have a maximum contractual term of ten years from the date of grant. Shares issuable upon exercise of a stock option are issued from authorized but unissued shares of our common stock. The following tables summarize the stock option activity (shares in thousands):

	Year Ended December 31, 2014
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	1,372	$14.10	$6.00
Granted	—	$—	$—
Exercised	—	$—	$—
Cancelled or expired	(53)	$14.70	$6.23
Outstanding at end of period	1,319	$14.07	$5.99
Exercisable at end of period	1,319	$14.07	$5.99

We did not grant any stock options during the years ended December 31, 2014, 2013 and 2012. No stock options vested during the year ended December 31, 2014. We recognized zero, zero and less than $0.1 million in pre-tax expense related to stock options for the years ended December 31, 2014, 2013 and 2012, respectively. We recognized tax benefits of zero, zero and less than $0.1 million, related to our stock options for the years ended December 31, 2014, 2013 and 2012, respectively. All of the stock option awards were vested as of December 31, 2012. The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2014 is 1.3 years. The intrinsic value of the options exercised for the years ended December 31, 2014, 2013 and 2012 was zero, less than $0.1 million and $0.6 million, respectively. We received no cash from the exercise of options for the year ended December 31, 2014 with zero associated tax benefits.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Common Stock Awards
Our common stock awards include restricted stock awards and restricted stock units. The weighted average grant date fair market value of all common stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $7.31, $7.56, $13.44, respectively. The total fair market value of all common stock awards vested during the years ended December 31, 2014, 2013 and 2012 was $12.0 million, $16.6 million and $14.2 million, respectively.
The following tables summarize information for the year ended December 31, 2014 about our unvested common stock awards that we have outstanding (shares in thousands):

	Year Ended December 31, 2014
	Outstanding	Weighted Average Issuance Price
Shares at beginning of period	2,246	$9.68
Granted	1,893	$7.31
Vested	(1,187)	$10.12
Cancelled	(386)	$8.41
Shares at end of period	2,566	$7.92
We have issued 197,865 shares, 288,780 shares and 153,063 shares of common stock to our non-employee directors that vested immediately upon issuance during 2014, 2013 and 2012, respectively. For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock awards that do not immediately vest, we recognize compensation expense ratably over the graded vesting period of the grant, net of estimated and actual forfeitures. For the years ended December 31, 2014, 2013 and 2012, we recognized $10.9 million, $13.8 million and $13.3 million, respectively, of pre-tax expense from continuing operations associated with common stock awards, including common stock grants to our outside directors. In connection with the expense related to common stock awards recognized during the year ended December 31, 2014, we recognized tax benefits of $3.8 million. Tax benefits for the years ended December 31, 2013 and 2012 were $5.2 million and $4.2 million, respectively. For the unvested common stock awards outstanding as of December 31, 2014, we anticipate that we will recognize $8.2 million of pre-tax expense over the next 0.9 years.
Performance Units
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of December 31, 2014, the fair value of outstanding performance units was $0.5 million, and is being accreted to compensation expense over the vesting terms of the awards. As of December 31, 2014, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.3 million and is expected to be recognized over a weighted-average period of 1.0 years.
Phantom Share Plan
In December 2006, we announced the implementation of a “Phantom Share Plan,” in which certain of our employees were granted “Phantom Shares.” Phantom Shares vest ratably over a four-year period and convey the right to the grantee to receive a cash payment on the anniversary date of the grant equal to the fair market value of the Phantom Shares vesting on that date. Grantees are not permitted to defer this payment to a later date. The Phantom Shares are a “liability” type award and we account for these awards at fair value. We recognize compensation expense related to the Phantom Shares based on the change in the fair value of the awards during the period and the percentage of the service requirement that has been performed, net of estimated and actual forfeitures, with an offsetting liability recorded on our consolidated balance sheets. We recognized pre-tax compensation benefit from continuing operations, associated with the Phantom Shares of zero, zero and less than $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, no Phantom Shares were outstanding.
We recognized income tax benefit associated with the Phantom Shares of zero, zero and less than $0.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, there were no cash payments related to the Phantom Shares.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Appreciation Rights
In August 2007, we issued approximately 587,000 SARs to our executive officers. Each SAR has a ten-year term from the date of grant. The vesting of all outstanding SAR awards was accelerated during the fourth quarter of 2008. Upon the exercise of a SAR, the recipient will receive an amount equal to the difference between the exercise price and the fair market value of a share of our common stock on the date of exercise, multiplied by the number of shares of common stock for which the SAR was exercised. All payments will be made in shares of our common stock. Prior to exercise, the SAR does not entitle the recipient to receive any shares of our common stock and does not provide the recipient with any voting or other stockholders’ rights. We account for these SARs as equity awards and recognize compensation expense ratably over the vesting period of the SAR based on their fair value on the date of issuance, net of estimated and actual forfeitures. We did not recognize any expense associated with these awards during 2014, 2013 and 2012. We did not forfeit any SARs during 2014. As of December 31, 2014, 0.3 million SARs remained unexercised.
NOTE 20.    TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were $32.5 million, $41.2 million and $37.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Receivables outstanding from Anadarko were $2.9 million and $4.9 million as of December 31, 2014 and 2013, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
A member of our board of directors serves on the United States Advisory Board of the Alexander Proudfoot practice of Management Consulting Group PLC (“Proudfoot”), which provided consulting services related to our general and administrative cost restructuring initiative in 2012. Payments to Proudfoot were zero, zero and $1.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
NOTE 21.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Noncash investing and financing activities:
Sale of Argentina operations/Notes receivable	$—	$—	$12,955
Asset retirement obligations	—	174	—
Supplemental cash flow information:
Cash paid for interest	$51,589	$53,504	$48,217
Cash paid for taxes	2,699	35,239	13,148
Tax refunds	13,109	26,361	18,681
Cash paid for interest includes cash payments for interest on our long-term debt and capital lease obligations, and commitment and agency fees paid.
NOTE 22.    SEGMENT INFORMATION
We revised our reportable business segments as of the fourth quarter of 2014. The revised reportable segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead costs in support of our reportable segments. Segment disclosures as of and for the years ended December 31, 2013 and 2012 have been revised to reflect the change in reportable segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. These changes reflect our current operating focus in compliance with ASC 280. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” above.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Rig Services
Our U.S. Rig Services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of wells with depths up to 20,000 feet. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data and provides safety control systems. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.
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
Fluid Management Services
We provide transportation and well-site storage services for various fluids utilized in connection with drilling, completions, workover and maintenance activities. We also provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in SWD wells owned by us or a third party. In addition, we operate a fleet of hot oilers capable of pumping heated fluids used to clear soluble restrictions in a wellbore. Demand and pricing for these services generally correspond to demand for our well service rigs.
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
Fishing and Rental Services
We offer a full line of services and rental equipment designed for use in providing both onshore and offshore drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units, foam air units frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also provide well testing services.
Demand for our Fishing and Rental Services is closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

International
Our International segment includes operations in Mexico, Colombia, Ecuador, the Middle East and Russia. In addition, we have a technology development and control systems business based in Canada. Also, prior to the sale of our Argentina business in the third quarter of 2012, we operated in Argentina. We are reporting the results of our Argentina business as discontinued operations for the 2012 period. We provide rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of our international markets.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Summary
The following table presents our segment information as of and for the years ended December 31, 2014, 2013 and 2012 (in thousands):
As of and for the year ended December 31, 2014

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$679,045	$249,589	$173,364	$212,598	$112,740	$—	$—	$1,427,336
Intersegment revenues	706	1,258	—	6,078	9,142	1,988	(19,172)	—
Depreciation and amortization	59,190	31,870	23,375	44,004	30,311	11,988	—	200,738
Impairment expense	—	—	19,100	73,389	28,687	—	—	121,176
Other operating expenses	523,468	214,392	141,708	154,149	119,174	156,406	—	1,309,297
Operating income (loss)	96,387	3,327	(10,819)	(58,944)	(65,432)	(168,394)	—	(203,875)
Interest expense, net of amounts capitalized	—	—	—	—	32	54,195	—	54,227
Income (loss) from continuing operations before tax	96,922	3,581	(10,442)	(58,794)	(68,924)	(221,454)	—	(259,111)
Long-lived assets(1)	796,654	181,041	196,265	326,218	270,893	278,904	(150,272)	1,899,703
Total assets	1,608,122	295,670	260,375	669,823	397,295	(510,229)	(387,558)	2,333,498
Capital expenditures, excluding acquisitions	90,982	3,920	10,815	30,389	7,560	17,973	—	161,639

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2013

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$673,465	$271,709	$193,184	$238,611	$214,707	$—	$—	$1,591,676
Intersegment revenues	4,283	700	10	5,637	8,715	509	(19,854)	—
Depreciation and amortization	64,804	37,510	25,877	53,785	30,227	13,094	—	225,297
Other operating expenses	475,103	230,161	143,880	153,517	211,137	122,417	—	1,336,215
Operating income (loss)	133,558	4,038	23,427	31,309	(26,657)	(135,511)	—	30,164
Interest expense, net of amounts capitalized	1	—	—	—	62	55,141	—	55,204
Income (loss) from continuing operations before tax	133,642	4,110	23,436	31,351	(26,795)	(189,981)	—	(24,237)
Long-lived assets(1)	746,021	222,075	246,889	420,486	333,273	301,032	(188,459)	2,081,317
Total assets	1,511,419	279,950	246,180	637,163	497,938	(181,940)	(403,240)	2,587,470
Capital expenditures, excluding acquisitions	79,761	7,307	12,682	25,378	19,541	19,468	—	164,137

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2012

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$788,512	$353,597	$215,876	$268,783	$333,302	$—	$—	$1,960,070
Intersegment revenues	39,257	263	15	4,332	6,273	15	(50,155)	—
Depreciation and amortization	69,513	40,637	25,205	47,147	19,643	11,638	—	213,783
Other operating expenses	524,704	287,396	175,542	171,283	250,667	129,749	—	1,539,341
Operating income (loss)	194,295	25,564	15,129	50,353	62,992	(141,387)	—	206,946
Interest expense, net of amounts capitalized	11	—	1	5	172	53,377	—	53,566
Income (loss) from continuing operations before tax	194,558	25,712	15,182	50,394	68,036	(193,853)	—	160,029
Long-lived assets(1)	749,031	250,872	265,786	453,690	334,329	286,369	(168,283)	2,171,794
Total assets	1,343,275	261,310	215,125	595,963	541,882	153,665	(349,632)	2,761,588
Capital expenditures, excluding acquisitions	69,105	35,491	45,545	97,660	171,095	28,264	—	447,160

(1)	Long-lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.
NOTE 23.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS
The following table presents our summarized, unaudited quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014:
Revenues	$356,141	$350,595	$365,798	$354,802
Direct operating expenses	258,302	262,883	272,112	266,354
Net loss	(11,899)	(52,196)	(62,229)	(52,304)
Loss attributable to Key	(11,899)	(52,196)	(62,229)	(52,304)
Loss per share(1):
Basic and Diluted	(0.08)	(0.34)	(0.41)	(0.34)

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013:
Revenues	$428,449	$411,390	$389,673	$362,164
Direct operating expenses	299,182	287,102	268,297	259,881
Net loss	(186)	(3,772)	(4,697)	(12,518)
Loss attributable to Key	(274)	(4,128)	(4,848)	(12,518)
Loss per share(1):
Basic and Diluted	—	(0.03)	(0.03)	(0.08)

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.
NOTE 24.    CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$39,020	$341,188	$53,587	$—	$433,795
Property and equipment, net	—	1,128,776	106,482	—	1,235,258
Goodwill	—	578,358	4,381	—	582,739
Deferred financing costs, net	10,735	—	—	—	10,735
Intercompany notes and accounts receivable and investment in subsidiaries	3,170,874	1,426,160	42,352	(4,639,386)	—
Other assets	—	56,664	14,307	—	70,971
TOTAL ASSETS	$3,220,629	$3,531,146	$221,109	$(4,639,386)	$2,333,498
Liabilities and equity:
Current liabilities	$22,046	$192,079	$27,733	$—	$241,858
Long-term debt and capital leases, less current portion	748,426	—	—	—	748,426
Intercompany notes and accounts payable	1,162,648	2,696,051	123,810	(3,982,509)	—
Deferred tax liabilities	228,199	398	(134)	(69)	228,394
Other long-term liabilities	1,264	55,182	311	—	56,757
Equity	1,058,046	587,436	69,389	(656,808)	1,058,063
TOTAL LIABILITIES AND EQUITY	$3,220,629	$3,531,146	$221,109	$(4,639,386)	$2,333,498

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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,325,670	$125,262	$(23,596)	1,427,336
Direct operating expense	—	979,018	90,584	(9,951)	1,059,651
Depreciation and amortization expense	—	187,676	13,062	—	200,738
General and administrative expense	941	239,276	23,054	(13,625)	249,646
Impairment expense	—	92,489	28,687	—	121,176
Operating loss	(941)	(172,789)	(30,125)	(20)	(203,875)
Interest expense, net of amounts capitalized	54,195	—	32	—	54,227
Other (income) expense, net	(1,976)	666	2,276	43	1,009
Loss from continuing operations before taxes	(53,160)	(173,455)	(32,433)	(63)	(259,111)
Income tax benefit	68,883	10,551	1,179	(130)	80,483
Income (loss) from continuing operations	15,723	(162,904)	(31,254)	(193)	(178,628)
Discontinued operations	—	—	—	—	—
Net income (loss)	15,723	(162,904)	(31,254)	(193)	(178,628)
Income attributable to noncontrolling interest	—	—	—	—	—
INCOME (LOSS) ATTRIBUTABLE TO KEY	$15,723	$(162,904)	$(31,254)	$(193)	$(178,628)

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,494,683	$161,536	$(64,543)	$1,591,676
Direct operating expense	—	1,046,376	118,028	(49,942)	1,114,462
Depreciation and amortization expense	—	214,334	10,963	—	225,297
General and administrative expense	1,077	202,599	33,336	(15,259)	221,753
Operating income (loss)	(1,077)	31,374	(791)	658	30,164
Interest expense, net of amounts capitalized	55,747	(606)	63	—	55,204
Other (income) expense, net	(3,616)	(1,126)	316	3,623	(803)
Income (loss) from continuing operations before taxes	(53,208)	33,106	(1,170)	(2,965)	(24,237)
Income tax (expense) benefit	(13,385)	15,456	993	—	3,064
Income (loss) from continuing operations	(66,593)	48,562	(177)	(2,965)	(21,173)
Discontinued operations	—	—	—	—	—
Net income (loss)	(66,593)	48,562	(177)	(2,965)	(21,173)
Income attributable to noncontrolling interest	—	—	595	—	595
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(66,593)	$48,562	$(772)	$(2,965)	$(21,768)

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,867,198	$165,248	$(72,376)	$1,960,070
Direct operating expense	—	1,254,087	117,293	(62,535)	1,308,845
Depreciation and amortization expense	—	205,755	8,028	—	213,783
General and administrative expense	1,046	216,069	24,853	(11,472)	230,496
Operating income (loss)	(1,046)	191,287	15,074	1,631	206,946
Interest expense, net of amounts capitalized	54,690	(1,292)	170	(2)	53,566
Other income, net	(5,500)	(1,474)	(3,142)	3,467	(6,649)
Income (loss) from continuing operations before taxes	(50,236)	194,053	18,046	(1,834)	160,029
Income tax expense	(48,893)	(3,385)	(5,073)	(1)	(57,352)
Income (loss) from continuing operations	(99,129)	190,668	12,973	(1,835)	102,677
Discontinued operations	—	—	(93,568)	—	(93,568)
Net income (loss)	(99,129)	190,668	(80,595)	(1,835)	9,109
Income attributable to noncontrolling interest	—	—	1,487	—	1,487
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(99,129)	$190,668	$(82,082)	$(1,835)	$7,622

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$158,707	$5,461	$—	$164,168
Cash flows from investing activities:
Capital expenditures	—	(154,952)	(6,687)	—	(161,639)
Payment of accrued acquisition cost of the 51% noncontrolling interest in AlMansoori Key Energy Services LLC	—	(5,100)	—	—	(5,100)
Intercompany notes and accounts	—	(18,892)	—	18,892	—
Other investing activities, net	—	19,899	—	—	19,899
Net cash used in investing activities	—	(159,045)	(6,687)	18,892	(146,840)
Cash flows from financing activities:
Repayment of long-term debt	(3,573)	—	—	—	(3,573)
Proceeds from borrowings on revolving credit facility	260,000	—	—	—	260,000
Repayments on revolving credit facility	(275,000)	—	—	—	(275,000)
Repurchases of common stock	(2,245)	—	—	—	(2,245)
Intercompany notes and accounts	18,892	—	—	(18,892)	—
Other financing activities, net	(1,240)	—	—	—	(1,240)
Net cash used in financing activities	(3,166)	—	—	(18,892)	(22,058)
Effect of changes in exchange rates on cash	—	—	3,728	—	3,728
Net increase (decrease) in cash and cash equivalents	(3,166)	(338)	2,502	—	(1,002)
Cash and cash equivalents at beginning of period	23,115	788	4,403	—	28,306
Cash and cash equivalents at end of period	$19,949	$450	$6,905	$—	$27,304

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$222,364	$6,279	$—	$228,643
Cash flows from investing activities:
Capital expenditures	—	(157,443)	(6,694)	—	(164,137)
Acquisition of the 50% noncontrolling interest in Geostream	—	(14,600)	—	—	(14,600)
Intercompany notes and accounts	—	(68,597)	—	68,597	—
Other investing activities, net	—	17,856	—	—	17,856
Net cash used in investing activities	—	(222,784)	(6,694)	68,597	(160,881)
Cash flows from financing activities:
Repayments of capital lease obligations	—	(393)	—	—	(393)
Proceeds from borrowings on revolving credit facility	220,000	—	—	—	220,000
Repayments on revolving credit facility	(300,000)	—	—	—	(300,000)
Payment of deferred financing cost	(69)	—	—	—	(69)
Repurchases of common stock	(3,196)	—	—	—	(3,196)
Intercompany notes and accounts	68,597	—	—	(68,597)	—
Other financing activities, net	(1,834)	—	—	—	(1,834)
Net cash used in financing activities	(16,502)	(393)	—	(68,597)	(85,492)
Effect of changes in exchange rates on cash	—	—	87	—	87
Net decrease in cash and cash equivalents	(16,502)	(813)	(328)	—	(17,643)
Cash and cash equivalents at beginning of period	39,617	1,601	4,731	—	45,949
Cash and cash equivalents at end of period	$23,115	$788	$4,403	$—	$28,306

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria described in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014.
Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter of 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.
PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

ITEM 11.     EXECUTIVE COMPENSATION
Item 11 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item 13 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Item 14 is incorporated by reference to our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act. We expect to file the definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

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
J. Marshall Dodson,
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)
Date: February 24, 2015
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on February 24, 2015.

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

3.3
Seventh Amended and Restated By-laws of Key Energy Services, Inc. as amended through February 26, 2014 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on February 26, 2014, File No. 001-08038.)

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

4.2.5	Form of global note for 6.750% Senior Notes due 2021 (Incorporated by reference from Exhibit A to Exhibit 4.8.)

4.2.6
Form of global note for 6.750% Senior Notes due 2021. (Incorporated by reference from Exhibit A to Rule 144A/Regulation S Appendix to Exhibit 4.1 of the Company's Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

Exhibit No.	Description

4.2.7
Registration Rights Agreement with MHR Group dated July 26, 2012. (Incorporated by reference to Exhibit 4.2.7 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-0838.)

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

Exhibit No.	Description

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

10.13*	Key Energy Services, Inc. Clawback Policy.

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

Exhibit No.	Description

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

10.14.3
Second Amendment to Credit Agreement, dated as of December 5, 2014, among Key Energy Services, Inc., each of the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as co-documentation agents (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 8, 2014, File No. 001-08038.)

10.15
Twenty-First Amendment to Office Lease dated May 15, 2014 Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2014 File No. 001-08038.)

10.16.1†	Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A filed on May 7, 2014, File No. 001-08038.)

10.16.2†*	Form of Restricted Stock Award Agreement under 2014 Equity and Cash Incentive Plan.

10.16.3†*	Form of Performance Unit Award Agreement under 2014 Equity and Cash Incentive Plan.

10.16.4†*	Form of Director Restricted Stock Unit Agreement under 2014 Equity and Cash Incentive Plan.

21*	Significant Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.

31.2*	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith.