Form 10-Q
period 2015-03-31
KEY ENERGY SERVICES INC
filed 2015-05-05
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 27, 2015, the number of outstanding shares of common stock of the registrant was 155,964,298.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,919	$27,304
Accounts receivable, net of allowance for doubtful accounts of $4,240 and $2,925, respectively	228,110	289,466
Inventories	33,672	30,171
Other current assets	82,524	86,854
Total current assets	380,225	433,795
Property and equipment	2,549,844	2,555,515
Accumulated depreciation	(1,347,321)	(1,320,257)
Property and equipment, net	1,202,523	1,235,258
Goodwill	561,039	582,739
Other intangible assets, net	13,665	14,500
Deferred financing costs, net	10,231	10,735
Other assets	54,717	56,471
TOTAL ASSETS	$2,222,400	$2,333,498
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,906	$77,631
Other current liabilities	127,884	164,227
Total current liabilities	184,790	241,858
Long-term debt	778,287	748,426
Workers' compensation, vehicular and health insurance liabilities	28,701	29,690
Deferred tax liabilities	206,178	228,394
Other non-current liabilities	26,799	27,067
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 155,968,134 and 153,557,108 shares issued and outstanding	15,597	15,356
Additional paid-in capital	960,361	960,647
Accumulated other comprehensive loss	(37,977)	(37,280)
Retained earnings	59,664	119,340
Total equity	997,645	1,058,063
TOTAL LIABILITIES AND EQUITY	$2,222,400	$2,333,498
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
REVENUES	$267,799	$356,141
COSTS AND EXPENSES:
Direct operating expenses	204,530	258,302
Depreciation and amortization expense	47,211	51,095
General and administrative expenses	67,644	52,866
Impairment expense	21,700	—
Operating loss	(73,286)	(6,122)
Interest expense, net of amounts capitalized	13,342	13,554
Other (income) loss, net	4,432	(69)
Loss before income taxes	(91,060)	(19,607)
Income tax benefit	31,384	7,708
NET LOSS	$(59,676)	$(11,899)
Loss per share:
Basic and diluted	$(0.39)	$(0.08)
Weighted average shares outstanding:
Basic and diluted	154,816	152,927
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
NET LOSS	$(59,676)	$(11,899)
Other comprehensive loss:
Foreign currency translation loss	(697)	(5,265)
COMPREHENSIVE LOSS	$(60,373)	$(17,164)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,676)	$(11,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	47,211	51,095
Impairment expense	21,700	—
Bad debt expense	1,001	332
Accretion of asset retirement obligations	152	145
Income (loss) from equity method investments	(10)	70
Amortization of deferred financing costs and premium	490	560
Deferred income tax benefit	(11,692)	(6,541)
(Gain) loss on disposal of assets, net	2,246	(319)
Share-based compensation	3,523	3,101
Excess tax expense from share-based compensation	2,840	1,210
Changes in working capital:
Accounts receivable	60,214	27,519
Other current assets	4,711	(5,292)
Accounts payable, accrued interest and accrued expenses	(57,899)	(15,046)
Share-based compensation liability awards	599	1,563
Other assets and liabilities	(18,074)	(804)
Net cash provided by (used in) operating activities	(2,664)	45,694
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,995)	(28,525)
Proceeds from sale of fixed assets	2,890	1,174
Proceeds from notes receivable	400	600
Net cash used in investing activities	(15,705)	(26,751)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(3,573)
Proceeds from borrowings on revolving credit facility	91,000	70,000
Repayments on revolving credit facility	(61,000)	(70,000)
Payment of deferred financing costs	(125)	—
Repurchases of common stock	(210)	(2,151)
Excess tax expense from share-based compensation	(2,840)	(1,210)
Net cash provided by (used in) financing activities	26,825	(6,934)
Effect of changes in exchange rates on cash	159	634
Net increase in cash and cash equivalents	8,615	12,643
Cash and cash equivalents, beginning of period	27,304	28,306
Cash and cash equivalents, end of period	$35,919	$40,949

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
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2014 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q and through the date on which the unaudited condensed consolidated financial statements were issued, for possible disclosure of a subsequent event. In April 2015, we identified a subsequent event that required disclosure. See “Note 16. Subsequent Events” for further discussion.
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
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2014 Form 10-K.
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

NOTE 3. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2015 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2014	153,557	$15,356	$960,647	$(37,280)	$119,340	$1,058,063
Foreign currency translation	—	—	—	(697)	—	(697)
Common stock purchases	(106)	(11)	(199)	—	—	(210)
Share-based compensation	2,517	252	2,753	—	—	3,005
Tax expense from share-based compensation	—	—	(2,840)	—	—	(2,840)
Net loss	—	—	—	—	(59,676)	(59,676)
Balance at March 31, 2015	155,968	$15,597	$960,361	$(37,977)	$59,664	$997,645

A reconciliation of the total carrying amount of our equity accounts for three months ended March 31, 2014 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2013	152,331	$15,233	$953,306	$(15,414)	$297,968	$1,251,093
Foreign currency translation	—	—	—	(5,265)	—	(5,265)
Common stock purchases	(276)	(28)	(2,123)	—	—	(2,151)
Share-based compensation	1,348	135	2,966	—	—	3,101
Tax expense from share-based compensation	—	—	(1,210)	—	—	(1,210)
Net loss	—	—	—	—	(11,899)	(11,899)
Balance at March 31, 2014	153,403	$15,340	$952,939	$(20,679)	$286,069	$1,233,669
NOTE 4. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Other current assets:
Deferred tax assets	$13,515	$11,823
Prepaid current assets	26,356	28,218
Reinsurance receivable	8,739	9,200
VAT asset	16,322	18,889
Other	17,592	18,724
Total	$82,524	$86,854

The table below presents comparative detailed information about other non-current assets at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Other non-current assets:
Deferred tax assets	$34,102	$35,238
Reinsurance receivable	9,220	9,537
Deposits	9,993	10,125
Equity method investments	997	987
Other	405	584
Total	$54,717	$56,471
The table below presents comparative detailed information about other current liabilities at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$28,810	$32,477
Accrued operating expenditures	31,699	45,899
Income, sales, use and other taxes	20,566	25,892
Self-insurance reserve	31,140	31,359
Accrued interest	3,840	15,241
Accrued insurance premiums	3,898	7,515
Share-based compensation and other liabilities	7,931	5,844
Total	$127,884	$164,227
The table below presents comparative detailed information about other non-current liabilities at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$12,628	$12,525
Environmental liabilities	5,570	5,730
Accrued rent	112	263
Accrued sales, use and other taxes	5,417	5,411
Other	3,072	3,138
Total	$26,799	$27,067
NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 are as follows:

	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Total
	(in thousands)
December 31, 2014	$297,719	$24,479	$82,695	$173,463	$4,383	$582,739
Goodwill impairment	—	—	(21,700)	—	—	(21,700)
March 31, 2015	$297,719	$24,479	$60,995	$173,463	$4,383	$561,039

The components of our other intangible assets as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Noncompete agreements:
Gross carrying value	$2,269	$2,269
Accumulated amortization	(1,786)	(1,710)
Net carrying value	483	559
Patents, trademarks and tradenames:
Gross carrying value	3,078	3,106
Accumulated amortization	(274)	(263)
Net carrying value	2,804	2,843
Customer relationships and contracts:
Gross carrying value	59,005	59,045
Accumulated amortization	(52,884)	(52,303)
Net carrying value	6,121	6,742
Developed technology:
Gross carrying value	8,494	8,494
Accumulated amortization	(4,237)	(4,138)
Net carrying value	4,257	4,356
Customer backlog:
Gross carrying value	779	779
Accumulated amortization	(779)	(779)
Net carrying value	—	—
Total:
Gross carrying value	73,625	73,693
Accumulated amortization	(59,960)	(59,193)
Net carrying value	$13,665	$14,500
Of our intangible assets at March 31, 2015, $2.7 million are indefinite-lived tradenames and patents which are not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2015	2016	2017	2018	2019	2020
		(in thousands)
Noncompete agreements	1.6	$233	$250	$—	$—	$—	$—
Trademarks	3.2	30	40	40	17	—	—
Customer relationships and contracts	3.8	1,852	1,875	1,392	431	341	230
Developed technology	15.8	300	400	400	400	324	221
Total expected intangible asset amortization expense		$2,415	$2,565	$1,832	$848	$665	$451
Certain of our other intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $0.8 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively.

We perform an analysis of goodwill impairment on an annual basis unless an event occurs that triggers additional interim testing. The decline in market value of our stock during the fourth quarter of 2014 was determined to be a triggering event making it necessary to perform the first step of the goodwill impairment test for our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services and Fluid Management Services segments. Based on the results of our step one analysis, the fair value of our U.S. Rig Services, Fluid Management Services and Fishing and Rental Services segments exceeded their carrying values, but the analysis indicated potential impairment in our Coiled Tubing Services segment. Step two of the goodwill impairment testing for the Coiled Tubing Services segment was performed preliminarily during the fourth quarter of 2014 and our analysis concluded that $19.1 million of goodwill was impaired. During the first quarter of 2015, we engaged outside consultants to assist us in finalizing our step two testing. Based on the additional analysis performed, we concluded that there was an additional $21.7 million of goodwill that was impaired.
NOTE 6. LONG-TERM DEBT
As of March 31, 2015 and December 31, 2014, the components of our long-term debt were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
Senior Secured Credit Facility revolving loans due 2016	100,000	70,000
Net unamortized premium on debt	3,287	3,426
Total	$778,287	$748,426
6.75% Senior Notes due 2021
We have outstanding $675 million of 6.75% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes are general unsecured senior obligations and are effectively subordinated to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2015, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of March 31, 2015.
Senior Secured Credit Facility
We are party to a $400.0 million senior secured revolving bank credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agent (as amended, the “2011 Credit Facility”), which is an important source of liquidity for us. The total commitments by the lenders under the credit facility will automatically be reduced from $400.0 million to $350.0 million on July 1, 2015. The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016. Borrowings under our 2011 Credit Facility continue to be classified as long-term as we have the intent to refinance amounts outstanding on a long-term basis and believe we have the ability to do so. See “Liquidity Outlook and Future Capital Requirements” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” for further discussion.
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
We capitalized $4.9 million of financing costs in connection with the execution of the 2011 Credit Facility that will be amortized over the term of the debt.
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
We were in compliance with covenants of the 2011 Credit Facility as of March 31, 2015. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. In the event we prepay the 2011 Credit Facility, we expect these breakage and redeployment costs to be immaterial. As of March 31, 2015, we had borrowings of $100.0 million outstanding under the revolving credit facility, $48.2 million of letters of credit outstanding with borrowing capacity of $251.8 million available subject to covenant constraints under our 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.14% and 2.88% for the three months ended March 31, 2015 and March 31, 2014, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of March 31, 2015, $2.0 million of letters of credit were outstanding under the facility.
NOTE 7. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other (income) loss, net” for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest income	$(15)	$(18)
Foreign exchange loss	1,260	1,366
Allowance for collectibility of notes receivable	3,950	—
Other, net	(763)	(1,417)
Total	$4,432	$(69)
NOTE 8. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended March 31, 2015 and 2014 were 34.5% and 39.3%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of March 31, 2015 and December 31, 2014, we had $1.0 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax expense of less than $0.1 million for both the three months ended March 31, 2015 and 2014, related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2009.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.1 million for the payment of interest and penalties as of March 31, 2015 and December 31, 2014. We believe that it is reasonably possible that $0.7 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three months ended March 31, 2015 and 2014.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $1.6 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of March 31, 2015. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. A class certification motion has been filed in the consolidated action, and we are preparing our opposition, which is due in June of 2015. Two of the remaining cases are currently waiting for decisions regarding whether they will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. At this time, we cannot estimate any possible loss or range of loss.
In January, 2014, the SEC advised Key that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. On May 30, 2014, Key voluntarily disclosed the allegation involving our Mexico operations and certain information from the Company’s initial investigation to both the SEC and Department of Justice (“DOJ”). A Special Committee of our Board of Directors is investigating this allegation as well as possible violations of the FCPA involving business activities of our operations in Russia. The Special Committee’s investigation, which also includes a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, is ongoing. The Committee and its counsel have largely completed the document review and interviews and are in the process of evaluating the information developed in the investigation. Based on the current status of the investigation, the Committee currently expects to make recommendations and report to the Board of Directors by the end of June 2015. We are fully cooperating with investigations by the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot reasonably estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) and Rule 10(b)-5, Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint adds Taylor M. Whichard III and Newton W. Wilson III as defendants and expands the class period to include the timeframe between September 4, 2012 and July 17, 2014. Defendants Key Energy Services, Inc., Richard J. Alario, J. Marshall Dodson and Newton W. Wilson III filed a Motion to Dismiss on April 14, 2015. Defendant Taylor M. Whichard III filed a Joinder in Motion and Motion to Dismiss on the same date. Because this case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
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
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). We have answered the lawsuits and asserted affirmative defenses. Because the cases are in the early stages, we cannot predict the outcomes at this time. Accordingly, we cannot estimate any possible loss or range of loss for either case.
In April 2015, a collective action lawsuit was filed in the Middle District of Pennsylvania, individually and on behalf of similarly situated employees, alleging violations of the Pennsylvania Minimum Wage Act and the FLSA. We have not yet answered the lawsuit. Because the case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2015 and December 31, 2014, we have recorded $59.8 million and $61.0 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $18.0 million and $18.7 million of insurance receivables as of March 31, 2015 and December 31, 2014, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of March 31, 2015 and December 31, 2014, we have recorded $5.6 million and $5.7 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows:

	Three Months Ended
	March 31,
	2015	2014
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(59,676)	$(11,899)
Denominator
Weighted average shares outstanding	154,816	152,927
Basic and diluted loss per share	$(0.39)	$(0.08)
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted loss per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculation for the three months ended March 31, 2015 exclude the potential exercise of 1.3 million stock options and 0.3 million SARs as they would be anti-dilutive due to net loss during the period. The diluted earnings per share calculation for the three months ended March 31, 2014 exclude the potential exercise of 1.4 million stock options and 0.3 million SARs as they would be anti-dilutive due to net loss during the period. No events occurred after March 31, 2015 that would materially affect the number of weighted average shares outstanding.
NOTE 11. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $4.1 million and $4.7 million during the three months ended March 31, 2015 and 2014, respectively, and the related income tax benefit recognized was $1.5 million and $1.2 million for the same periods. We did not capitalize any share-based compensation during the three months ended March 31, 2015 and 2014.
The unrecognized compensation cost related to our unvested restricted stock as of March 31, 2015 is estimated to be $10.0 million and is expected to be recognized over a weighted-average period of 1.7 years. All outstanding stock options are vested and there are no unrecognized cost related to our stock options as of March 31, 2015. No phantom stock was outstanding as of March 31, 2015.
In the first quarter of 2015, the Compensation Committee of the Board of Directors adopted both the 2014 Performance Award Agreement (“2014 PU Award Agreement”) under the Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Plan”) and the 2015 Performance Unit Plan (the “2015 PU Plan”). We believe that the 2015 PU Plan and 2014 PU Award Agreement will enable us to obtain and retain employees who will contribute to our long term success by aligning the interests of our executives with the interests of our stockholders by providing compensation that is linked directly to increases in share value.
In January 2015, we issued 2.1 million performance units to our executive officers under the 2014 Plan with such material terms as set forth in the 2014 PU Award Agreement. In February 2015, we issued 0.4 million performance units to certain other employees under the 2015 PU Plan. The performance units are measured based on one three-year performance period from January 1, 2015 to December 31, 2017. The number of performance units that may be earned by a participant is determined at the end the performance period based on the relative placement of Key’s total stockholder return for that period within the peer group, as follows:

Company Placement for the Performance Period	Performance Units Earned as a Percentage of Target
First	200%
Second	180%
Third	160%
Fourth	140%
Fifth	120%
Sixth	100%
Seventh	0%
Eighth	0%
Ninth	0%
Tenth	0%
Eleventh	0%
Twelfth	0%
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of March 31, 2015, the fair value of outstanding performance units was $6.3 million, and is being accreted to compensation expense over the vesting terms of the awards. As of March 31, 2015, the unrecognized compensation cost related to our unvested performance units is estimated to be $5.4 million and is expected to be recognized over a weighted-average period of 2.7 years.

NOTE 12. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $5.1 million and $8.8 million for the three months ended March 31, 2015 and 2014, respectively. Receivables outstanding from Anadarko were approximately $2.1 million and $2.9 million as of March 31, 2015 and December 31, 2014, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 13. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2015 and December 31, 2014.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable - Argentina operations sale	$3,950	$3,950	$8,300	$8,300
Financial liabilities:
6.75% Senior Notes due 2021	$675,000	$436,253	$675,000	$413,438
Credit Facility revolving loans	100,000	100,000	70,000	70,000
Notes receivable — Argentina operations sale. The fair value of these notes receivable are based upon the quoted market Treasury rates as of the dates indicated. The carrying values of these items approximate their fair values due to the maturity dates rapidly approaching, thus giving way to discount rates that are similar. The carrying value and fair value are net of a $4.0 million valuation allowance for collectibility of the notes receivable.
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2015 was $675.0 million, and the fair value was $436.3 million (64.6% of carrying value).
Credit Facility Revolving Loans. Because the variable interest rates of these loans approximate current market rates, the fair values of the revolving loans borrowed under our 2011 Credit Facility approximate their carrying values. The carrying and fair values of these loans as of March 31, 2015 were $100.0 million.
NOTE 14. SEGMENT INFORMATION
We revised our reportable business segments as of the fourth quarter of 2014. The revised reportable segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Segment disclosures as of and for the quarter ended March 31, 2014 have been revised to reflect the change in reportable segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.

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
Financial Summary
The following tables set forth our unaudited segment information as of and for the three months ended March 31, 2015 and 2014 (in thousands):

As of and for the three months ended March 31, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$120,822	$50,755	$31,017	$42,690	$22,515	$—	$—	$267,799
Intersegment revenues	263	308	—	1,802	1,367	542	(4,282)	—
Depreciation and amortization	14,710	7,722	5,767	8,964	6,829	3,219	—	47,211
Impairment expense	—	—	21,700	—	—	—	—	21,700
Other operating expenses	98,112	41,557	27,372	33,782	25,297	46,054	—	272,174
Operating income (loss)	8,000	1,476	(23,822)	(56)	(9,611)	(49,273)	—	(73,286)
Interest expense, net of amounts capitalized	—	—	—	—	—	13,342	—	13,342
Income (loss) before income taxes	8,032	1,524	(23,820)	(226)	(10,631)	(65,939)	—	(91,060)
Long-lived assets(1)	796,710	177,308	170,972	324,197	256,741	269,613	(153,366)	1,842,175
Total assets	1,609,337	297,450	257,599	664,370	390,886	(606,273)	(390,969)	2,222,400
Capital expenditures, excluding acquisitions	9,661	1,294	2,114	3,495	1,366	1,065	—	18,995

As of and for the three months ended March 31, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$164,751	$61,588	$44,495	$53,210	$32,097	$—	$—	$356,141
Intersegment revenues	123	112	—	—	2,221	542	(2,998)	—
Depreciation and amortization	14,161	8,178	5,837	12,527	7,904	2,488	—	51,095
Other operating expenses	126,248	51,063	32,520	37,853	34,684	28,800	—	311,168
Operating income (loss)	24,342	2,347	6,138	2,830	(10,491)	(31,288)	—	(6,122)
Interest expense, net of amounts capitalized	—	—	—	—	2	13,552	—	13,554
Income (loss) before income taxes	24,724	2,515	6,235	2,948	(11,948)	(44,081)	—	(19,607)
Long-lived assets(1)	765,253	214,993	234,529	418,386	311,286	282,931	(174,828)	2,052,550
Total assets	1,538,537	280,524	251,453	644,448	474,533	(258,378)	(379,490)	2,551,627
Capital expenditures, excluding acquisitions	18,137	862	1,497	3,464	1,874	2,691	—	28,525

(1)	Long-lived assets include fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.

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

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$45,419	$282,810	$51,996	$—	$380,225
Property and equipment, net	—	1,098,430	104,093	—	1,202,523
Goodwill	—	556,658	4,381	—	561,039
Deferred financing costs, net	10,231	—	—	—	10,231
Intercompany notes and accounts receivable and investment in subsidiaries	3,097,363	1,419,906	47,903	(4,565,172)	—
Other assets	—	53,816	14,566	—	68,382
TOTAL ASSETS	$3,153,013	$3,411,620	$222,939	$(4,565,172)	$2,222,400
Liabilities and equity:
Current liabilities	$7,301	$151,070	$26,419	$—	$184,790
Long-term debt, less current portion	778,287	—	—	—	778,287
Intercompany notes and accounts payable	1,162,648	2,704,380	129,781	(3,996,809)	—
Deferred tax liabilities	205,878	398	(98)	—	206,178
Other long-term liabilities	1,270	54,000	230	—	55,500
Equity	997,629	501,772	66,607	(568,363)	997,645
TOTAL LIABILITIES AND EQUITY	$3,153,013	$3,411,620	$222,939	$(4,565,172)	$2,222,400

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$39,020	$341,188	$53,587	$—	$433,795
Property and equipment, net	—	1,128,776	106,482	—	1,235,258
Goodwill	—	578,358	4,381	—	582,739
Deferred financing costs, net	10,735	—	—	—	10,735
Intercompany notes and accounts receivable and investment in subsidiaries	3,170,874	1,426,160	42,352	(4,639,386)	—
Other assets	—	56,664	14,307	—	70,971
TOTAL ASSETS	$3,220,629	$3,531,146	$221,109	$(4,639,386)	$2,333,498
Liabilities and equity:
Current liabilities	$22,046	$192,079	$27,733	$—	$241,858
Long-term debt, less current portion	748,426	—	—	—	748,426
Intercompany notes and accounts payable	1,162,648	2,696,051	123,810	(3,982,509)	—
Deferred tax liabilities	228,199	398	(134)	(69)	228,394
Other long-term liabilities	1,264	55,182	311	—	56,757
Equity	1,058,046	587,436	69,389	(656,808)	1,058,063
TOTAL LIABILITIES AND EQUITY	$3,220,629	$3,531,146	$221,109	$(4,639,386)	$2,333,498

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$249,407	$22,951	$(4,559)	$267,799
Direct operating expense	—	189,626	17,295	(2,391)	204,530
Depreciation and amortization expense	—	44,439	2,772	—	47,211
General and administrative expense	221	65,635	3,951	(2,163)	67,644
Impairment expense	—	21,700	—	—	21,700
Operating loss	(221)	(71,993)	(1,067)	(5)	(73,286)
Interest expense, net of amounts capitalized	13,342	—	—	—	13,342
Other (income) loss, net	(318)	4,041	709	—	4,432
Loss before income taxes	(13,245)	(76,034)	(1,776)	(5)	(91,060)
Income tax benefit	30,862	77	445	—	31,384
Net income (loss)	$17,617	$(75,957)	$(1,331)	$(5)	$(59,676)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$330,475	$32,511	$(6,845)	$356,141
Direct operating expense	—	236,658	24,471	(2,827)	258,302
Depreciation and amortization expense	—	47,763	3,109	223	51,095
General and administrative expense	236	49,548	6,902	(3,820)	52,866
Operating loss	(236)	(3,494)	(1,971)	(421)	(6,122)
Interest expense, net of amounts capitalized	13,552	—	2	—	13,554
Other (income) loss, net	(671)	(724)	1,309	17	(69)
Loss before income taxes	(13,117)	(2,770)	(3,282)	(438)	(19,607)
Income tax (expense) benefit	—	5,971	(479)	2,216	7,708
Net income (loss)	$(13,117)	$3,201	$(3,761)	$1,778	$(11,899)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash used in operating activities	$—	$(1,409)	$(1,255)	$—	$(2,664)
Cash flows from investing activities:
Capital expenditures	—	(18,327)	(668)	—	(18,995)
Intercompany notes and accounts	—	16,132	—	(16,132)	—
Other investing activities, net	—	3,290	—	—	3,290
Net cash provided by (used in) investing activities	—	1,095	(668)	(16,132)	(15,705)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	91,000	—	—	—	91,000
Repayments on revolving credit facility	(61,000)	—	—	—	(61,000)
Payment of deferred financing costs	(125)	—	—	—	(125)
Repurchases of common stock	(210)	—	—	—	(210)
Intercompany notes and accounts	(16,132)	—	—	16,132	—
Other financing activities, net	(2,840)	—	—	—	(2,840)
Net cash provided by financing activities	10,693	—	—	16,132	26,825
Effect of changes in exchange rates on cash	—	—	159	—	159
Net increase (decrease) in cash and cash equivalents	10,693	(314)	(1,764)	—	8,615
Cash and cash equivalents at beginning of period	19,949	450	6,905	—	27,304
Cash and cash equivalents at end of period	$30,642	$136	$5,141	$—	$35,919

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$44,278	$1,416	$—	$45,694
Cash flows from investing activities:
Capital expenditures	—	(26,912)	(1,613)	—	(28,525)
Intercompany notes and accounts	—	(19,651)	—	19,651	—
Other investing activities, net	—	1,774	—	—	1,774
Net cash used in investing activities	—	(44,789)	(1,613)	19,651	(26,751)
Cash flows from financing activities:
Repayments of long-term debt	(3,573)	—	—	—	(3,573)
Proceeds from borrowings on revolving credit facility	70,000	—	—	—	70,000
Repayments on revolving credit facility	(70,000)	—	—	—	(70,000)
Repurchases of common stock	(2,151)	—	—	—	(2,151)
Intercompany notes and accounts	19,651	—	—	(19,651)	—
Other financing activities, net	(1,210)	—	—	—	(1,210)
Net cash provided by (used in) financing activities	12,717	—	—	(19,651)	(6,934)
Effect of changes in exchange rates on cash	—	—	634	—	634
Net increase (decrease) in cash and cash equivalents	12,717	(511)	437	—	12,643
Cash and cash equivalents at beginning of period	23,115	788	4,403	—	28,306
Cash and cash equivalents at end of period	$35,832	$277	$4,840	$—	$40,949
NOTE 16. SUBSEQUENT EVENTS
Exit of certain International markets
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets.
The assets of these businesses did not meet the criteria for assets held for sale as of March 31, 2015, as such, the assets and directly related liabilities are not separately presented on our condensed consolidated balance sheet. In addition, we do not expect the exit from these markets to meet the criteria for discontinued operations in future periods as the sale or relocation of the assets of the businesses operating in these markets would not have a major effect on our operations or financial results.

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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2015 and 2014, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.
We operate in five business segments; U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with managing our U.S. and International business segments. See “Note 14. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
PERFORMANCE MEASURES
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is often used as an indicator of overall Exploration and Production (“E&P”) company spending and broader oilfield activity. In assessing overall activity in the U.S. onshore oilfield service industry in which we operate, we believe that the Baker Hughes U.S. land drilling rig count is the best available barometer of E&P companies’ capital spending and resulting activity levels. Historically, our activity levels have been highly correlated to U.S. onshore capital spending by our E&P company customers as a group.

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2015:
First Quarter	$48.49	$2.90	1,353

2014:
First Quarter	$98.68	$5.18	1,779
Second Quarter	$103.35	$4.61	1,796
Third Quarter	$97.87	$3.96	1,842
Fourth Quarter	$73.21	$3.78	1,856

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2014 through the first quarter of 2015:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2015:	U.S.	International	Total
First Quarter	271,005	36,950	307,955	418,032	62
Total 2015	271,005	36,950	307,955	418,032	62

2014:
First Quarter	347,047	46,090	393,137	481,353	63
Second Quarter	355,219	33,758	388,977	493,494	63
Third Quarter	365,891	34,603	400,494	506,486	64
Fourth Quarter	341,313	41,156	382,469	481,653	61
Total 2014	1,409,470	155,607	1,565,077	1,962,986	251

(1)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended March 31, 2015
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
As the Company entered 2015, it encountered a precipitous drop in oil prices as the unprecedented growth in U.S. oil production, coupled with OPEC’s decision not to cut its oil supply targets in November 2014, outpaced global oil demand. As such, macro indicators for the U.S. oilfield services industry, such as E&P capital spending budgets and the drilling rig count, declined dramatically, in turn. Although, the impact of these declines has been severe, the nature of the Company’s services has allowed for it to be less impacted than many other oilfield services participants. The Company swiftly reacted to the changing market and instituted cost reductions efforts throughout the Company including headcount reductions, furlough programs and field wage reductions. Given these cost reductions, the Company was able to mitigate some margin decline associated with the activity and price reductions during the first quarter.
Outside of the U.S., the Board of Directors and management have decided that after evaluating the market opportunities presented by the aging horizontal wellbore, the Company will now focus exclusively on North American production enhancing services. As such, the Company will be exiting markets in which it participates outside of North America.
Market Outlook
Given the strategic decision to exit markets outside of North America, this is a signal of our commitment to steady investment in production-driven services built to address the demands of complex horizontal wellbores. We continue to see the population of horizontal well bores expand and a growing number of these well bores entering the more maintenance intensive cycle phase of their life. Therefore, we believe that a refined focus on the services best-suited to take advantage of this trend and the deployment of capital to these efforts is the appropriate strategic direction for the Company.
As we look into the second quarter, the outlook for the U.S. oilfield services landscape still remains precarious, though based on the decelerating rate of activity and pricing decline for our services, we expect to see activity and pricing stabilize in the second quarter. We believe that customers are reallocating financial and human resources to production enhancing activities to protect existing production and maintain cash flow in a capital-efficient manner. Therefore, we believe that the second quarter will represent a low point for 2015 and we expect to see a modest seasonal improvement in activity as we progress through the second quarter and into the third quarter.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31,
	2015	2014
REVENUES	$267,799	$356,141
COSTS AND EXPENSES:
Direct operating expenses	204,530	258,302
Depreciation and amortization expense	47,211	51,095
General and administrative expenses	67,644	52,866
Impairment expense	21,700	—
Operating loss	(73,286)	(6,122)
Interest expense, net of amounts capitalized	13,342	13,554
Other (income) loss, net	4,432	(69)
Loss before income taxes	(91,060)	(19,607)
Income tax benefit	31,384	7,708
NET LOSS	$(59,676)	$(11,899)
Consolidated Results of Operations — Three Months Ended March 31, 2015 and 2014
Revenues
Our revenues for the three months ended March 31, 2015 decreased $88.3 million, or 24.8%, to $267.8 million from $356.1 million for the three months ended March 31, 2014, due to overall lower activity in the U.S., resulting in a reduction in the price received for our services and reduced customer activity. Internationally, we had lower revenue as a result of reduced customer activity in Mexico, Russia and Colombia. See “Segment Operating Results — Three Months Ended March 31, 2015 and 2014” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $53.8 million, to $204.5 million (76.4% of revenues), for the three months ended March 31, 2015, compared to $258.3 million (72.5% of revenues) for the three months ended March 31, 2014. The decrease is primarily related a decrease in employee compensation costs, fuel expense and repair and maintenance expense.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $3.9 million, or 7.6%, to $47.2 million during the three months ended March 31, 2015, compared to $51.1 million for the three months ended March 31, 2014. The decrease is primarily attributable to decreases in capital expenditures and lower amortization expense due to the impairment of certain intangible assets in 2014.
General and Administrative Expenses
General and administrative expenses increased $14.8 million, to $67.6 million (25.3% of revenues), for the three months ended March 31, 2015, compared to $52.9 million (14.8% of revenues) for the three months ended March 31, 2014. The increase is primarily due to higher expenses related to FCPA investigations, which totaled $18.0 million for the quarter, and an increase in severance expense.
Impairment expense
During the three months ended March 31, 2015, we recorded a $21.7 million impairment of goodwill in our Coiled Tubing Services segment related to the finalization of our 2014 goodwill impairment testing. No impairment was recorded during the three months ended March 31, 2014.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.2 million, or 1.6%, to $13.3 million for the three months ended March 31, 2015, compared to $13.6 million for the same period in 2014. The decrease is primarily due to a decrease in commitment fees related to our 2011 Credit Facility for the three months ended March 31, 2015 compared to the same period in 2014.

Other (Income) Loss, Net
During the quarter ended March 31, 2015, we recognized other loss, net, of $4.4 million, compared to other income, net, of $0.1 million for the quarter ended March 31, 2014. During the quarter ended March 31, 2015, we recorded an allowance for the collectibility of our notes receivable related to the sale of our operations in Argentina. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest income	$(15)	$(18)
Foreign exchange loss	1,260	1,366
Allowance for collectibility of notes receivable	3,950	—
Other, net	(763)	(1,417)
Total	$4,432	$(69)
Income Tax Benefit
We recorded an income tax benefit of $31.4 million on a pre-tax loss of $91.1 million in the three months ended March 31, 2015, compared to an income tax benefit of $7.7 million on a pre-tax loss of $19.6 million in the three months ended March 31, 2014. Our effective tax rate was 34.5% for the three months ended March 31, 2015, compared to 39.3% for the three months ended March 31, 2014. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income.
Segment Operating Results — Three Months Ended March 31, 2015 and 2014
The following table shows operating results for each of our segments for the three months ended March 31, 2015 and 2014 (in thousands):

For the three months ended March 31, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$120,822	$50,755	$31,017	$42,690	$22,515	$—	$267,799
Operating expenses	112,822	49,279	54,839	42,746	32,126	49,273	341,085
Operating income (loss)	8,000	1,476	(23,822)	(56)	(9,611)	(49,273)	(73,286)

For the three months ended March 31, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$164,751	$61,588	$44,495	$53,210	$32,097	$—	$356,141
Operating expenses	140,409	59,241	38,357	50,380	42,588	31,288	362,263
Operating income (loss)	24,342	2,347	6,138	2,830	(10,491)	(31,288)	(6,122)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $43.9 million, or 26.7%, to $120.8 million for the three months ended March 31, 2015, compared to $164.8 million for the three months ended March 31, 2014. The decrease for this segment is primarily due to a reduction in the price received for our services and reduced customer activity.
Operating expenses for our U.S. Rig Services segment were $112.8 million during the three months ended March 31, 2015, which represented a decrease of $27.6 million, or 19.6%, compared to $140.4 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due to lower activity.

Fluid Management Services
Revenues for our Fluid Management Services segment decreased $10.8 million, or 17.6%, to $50.8 million for the three months ended March 31, 2015, compared to $61.6 million for the three months ended March 31, 2014. The decrease for this segment is primarily due a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Fluid Management Services segment were $49.3 million during the three months ended March 31, 2015, which represented a decrease of $10.0 million, or 16.8%, compared to $59.2 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs, primarily due to lower activity.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $13.5 million, or 30.3%, to $31.0 million for the three months ended March 31, 2015, compared to $44.5 million for the three months ended March 31, 2014. The decrease for this segment is primarily due to a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Coiled Tubing Services segment were $54.8 million during the three months ended March 31, 2015, which represented an increase of $16.5 million, or 43.0%, compared to $38.4 million for the same period in 2014. These expenses increased primarily as a result of a $21.7 million impairment of goodwill in 2015 partially offset by a decrease in employee compensation costs, repair and maintenance expense and fuel costs, primarily due to lower activity.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $10.5 million, or 19.8%, to $42.7 million for the three months ended March 31, 2015, compared to $53.2 million for the three months ended March 31, 2014. The decrease for this segment is primarily due to a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Fishing and Rental Services segment were $42.7 million during the three months ended March 31, 2015, which represented a decrease of $7.6 million, or 15.2%, compared to $50.4 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs, primarily due to lower activity.
International
Revenues for our International segment decreased $9.6 million, or 29.9%, to $22.5 million for the three months ended March 31, 2015, compared to $32.1 million for the three months ended March 31, 2014. The decrease was primarily attributable to lower customer activity in Mexico, Russia and Colombia.
Operating expenses for our International segment were $32.1 million for the three months ended March 31, 2015, which represented a decrease of $10.5 million, or 24.6%, compared to $42.6 million for the three months ended March 31, 2014. These expenses decreased as a direct result of lower customer activity.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, increased $18.0 million, or 57.5%, to $49.3 million (18.4% of consolidated revenues) for the three months ended March 31, 2015 compared to $31.3 million (8.8% of consolidated revenues) for the same period in 2014. The increase is primarily due to increased legal expense related to the FCPA investigations and increase in severance expense partially offset by lower employee compensation costs.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of March 31, 2015, we had cash and cash equivalents of $35.9 million. Our adjusted working capital (working capital excluding current portion of long-term debt) was $195.4 million as of March 31, 2015, compared to $191.9 million as of December 31, 2014. Our adjusted working capital increased from the prior year end primarily as a result of decreases in accounts payable, accrued interest and other accrued operating expenses partially offset by decrease in accounts receivable. Our total outstanding debt was $778.3 million, and we have no significant debt maturities until 2016. Borrowings under our 2011 Credit Facility continue to be classified as long-term as we have the intent to refinance amounts outstanding on a long-term basis and believe we have the ability to do so. See “Liquidity Outlook and Future Capital Requirements” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” for further discussion. As of March 31, 2015, we have $100.0 million in borrowings, $48.2 million in committed letters of credit outstanding with borrowing capacity of $251.8 million available subject to covenant constraints under our 2011 Credit Facility (defined below).

Cash Flows
The following table summarizes our cash flows for the three month ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$(2,664)	$45,694
Cash paid for capital expenditures	(18,995)	(28,525)
Proceeds received from sale of fixed assets	2,890	1,174
Proceeds from notes receivable	400	600
Repayments of long-term debt	—	(3,573)
Proceeds from borrowings on revolving credit facility	91,000	70,000
Repayments on revolving credit facility	(61,000)	(70,000)
Repurchases of common stock	(210)	(2,151)
Other financing activities, net	(2,965)	(1,210)
Effect of exchange rates on cash	159	634
Net increase in cash and cash equivalents	$8,615	$12,643
Cash used in operating activities was $2.7 million for the three months ended March 31, 2015, compared to cash provided by operating activities of $45.7 million for the three months ended March 31, 2014.
Cash used in investing activities was $15.7 million and $26.8 million for three months ended March 31, 2015 and 2014, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through March 31, 2015 primarily relate to our replacement assets for our existing fleet and equipment.
Cash provided by financing activities was $26.8 million for the three months ended March 31, 2015, compared to cash used in financing activities of $6.9 million for the three months ended March 31, 2014. Financing cash inflows for 2015 primarily relate to net proceeds on the revolving credit facility. Financing cash outflows for 2014 primarily relate to the repayment of long-term debt.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our 2011 Credit Facility, and internally generated cash flows from operations.
Debt Service
We do not have any maturities of debt until 2016. Borrowings under our 2011 Credit Facility continue to be classified as long-term as we have the intent to refinance amounts outstanding on a long-term basis and believe we have the ability to do so. See “Liquidity Outlook and Future Capital Requirements” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” for further discussion. Interest on our 2011 Credit Facility is due each quarter. Interest to be paid for the remainder of 2015 is approximately $23.0 million related to our 2021 Notes. We expect to fund interest payments from cash generated by operations. At March 31, 2015, our annual debt maturities for our 2021 Notes and borrowings under our 2011 Credit Facility were as follows:

Year	Principal Payments
(in thousands)
2015	$—
2016	100,000
2017	—
2018	—
2019 and thereafter	675,000
Total principal payments	$775,000
At March 31, 2015, we were in compliance with all the covenants under the 2011 Credit Facility and the indenture governing the 2021 Notes.

6.75% Senior Notes due 2021
We have outstanding $675 million of 6.75% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes are general unsecured senior obligations and are effectively subordinated to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our 2011 Credit Facility discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2015, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with covenants of the 2011 Credit Facility at March 31, 2015.
Senior Secured Credit Facility
We are party to a $400.0 million senior secured revolving bank credit facility with JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent, and Capital One, N.A., Wells Fargo Bank, N.A., Credit Agricole Corporate and Investment Bank and DnB NOR Bank ASA, as Co-Documentation Agent (as amended, the “2011 Credit Facility”), which is an important source of liquidity for us. The total commitments by the lenders under the credit facility will automatically be reduced from $400 million to $350 million on July 1, 2015. The 2011 Credit Facility consists of a revolving credit facility, letter of credit sub-facility and swing line facility, all of which will mature no later than March 31, 2016. Borrowings under our 2011 Credit Facility continue to be classified as long-term as we have the intent to refinance amounts outstanding on a long-term basis and believe we have the ability to do so. See “Liquidity Outlook and Future Capital Requirements” in “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” for further discussion.

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
We capitalized $4.9 million of financing costs in connection with the execution of the 2011 Credit Facility that will be amortized over the term of the debt.
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
We were in compliance with these covenants at March 31, 2015. We may prepay the 2011 Credit Facility in whole or in part at any time without premium or penalty, subject to certain reimbursements to the lenders for breakage and redeployment costs. In the event we prepay the 2011 Credit Facility, we expect these breakage and redeployment costs to be immaterial. As of March 31, 2015, we had borrowings of $100.0 million outstanding under the revolving credit facility, $48.2 million of letters of credit outstanding with borrowing capacity of $251.8 million available subject to covenant constraints under our 2011 Credit Facility. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.14% and 2.88% for the three months ended March 31, 2015 and March 31, 2014, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of March 31, 2015, $2.0 million of letters of credit were outstanding under the facility.

Off-Balance Sheet Arrangements
At March 31, 2015 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
Our 2011 Credit Facility comes due in March 2016. We are currently negotiating to replace the 2011 Credit Facility with both an asset based loan and term loans. We anticipate concluding the new financing during the second quarter of 2015.  In the event we are unable to complete the new financing or are only able to borrow a portion of the funds necessary to repay the 2011 Credit Facility, we may need to seek a waiver under the 2011 Credit Facility for failure to meet certain financial covenants in the second quarter of 2015. See “Part II, Item 1A. Risk Factors” for further discussion. We believe that the new financing, as well as internally generated cash flows from operations and our cash and cash equivalents, will be sufficient to finance the majority of our cash requirements for operations budgeted capital expenditures and debt service. Also, as we have historically done, we may, from time to time, access available funds from our new financing to supplement our liquidity to meet cash requirements for the day-to-day operations and peak needs throughout the year. Any acquisitions we choose to pursue could be financed through a combination of cash on hand, borrowings, and equity.
Capital Expenditures
During the three months ended March 31, 2015, our capital expenditures totaled $19.0 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for the remainder of 2015 contemplates spending between $30.0 million to $60.0 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2015 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2015 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2015 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2015 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our 2011 Credit Facility or our new financing. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2014 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2014 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. A class certification motion has been filed in the consolidated action, and we are preparing our opposition, which is due in June of 2015. Two of the remaining cases are currently waiting for decisions regarding whether they will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. At this time, we cannot estimate any possible loss or range of loss.
In January, 2014, the SEC advised Key that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. On May 30, 2014, Key voluntarily disclosed the allegation involving our Mexico operations and certain information from the Company’s initial investigation to both the SEC and Department of Justice (“DOJ”). A Special Committee of our Board of Directors is investigating this allegation as well as possible violations of the FCPA involving business activities of our operations in Russia. The Special Committee’s investigation, which also includes a review of certain aspects of the Company’s operations in Colombia, as well as our other international locations, is ongoing. The Committee and its counsel have largely completed the document review and interviews and are in the process of evaluating the information developed in the investigation. Based on the current status of the investigation, the Committee currently expects to make recommendations and report to the Board of Directors by the end of June 2015. We are fully cooperating with investigations by the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot reasonably estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) and Rule 10(b)-5, Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint adds Taylor M. Whichard III and Newton W. Wilson III as defendants and expands the class period to include the timeframe between September 4, 2012 and July 17, 2014. Defendants Key Energy Services, Inc., Richard J. Alario, J. Marshall Dodson and Newton W. Wilson III filed a Motion to Dismiss on April 14, 2015. Defendant Taylor M. Whichard III filed a Joinder in Motion and Motion to Dismiss on the same date. Because this case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
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
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). We have answered the lawsuits and asserted affirmative defenses. Because the cases are in the early stages, we cannot predict the outcomes at this time. Accordingly, we cannot estimate any possible loss or range of loss for either case.
In April 2015, a collective action lawsuit was filed in the Middle District of Pennsylvania, individually and on behalf of similarly situated employees, alleging violations of the Pennsylvania Minimum Wage Act and the FLSA. We have not yet answered the lawsuit. Because the case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.

ITEM 1A.	RISK FACTORS
As of the date of this filing, there have been no material changes in the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” form our 2014 Form 10-K, except as follows:
We may be unable to refinance our 2011 Credit Facility or obtain a waiver under the Facility.
Our $400.0 million 2011 Credit Facility, which includes a revolving credit facility, letter of credit sub-facility and swing line facility, is an important source of liquidity for us. It matures on March 31, 2016. We are currently negotiating to replace the 2011 Credit Facility with both an asset based loan and term loans. We anticipate concluding the new financing during the second quarter of 2015. However, there is no assurance that we will be able to complete a new financing on acceptable terms and repay the 2011 Credit Facility. In the event we are unable to complete the new financing or are only able to borrow a portion of the funds necessary to repay the 2011 Credit Facility, we may need to seek a waiver under the 2011 Credit Facility for failure to meet certain financial covenants in the second quarter of 2015. There is no assurance that we would be able to obtain a waiver if we were to request it. Even if our lenders did grant a waiver, the lenders may impose restrictive conditions, such as restrictions on the availability of borrowings and tightened financial and operational covenants, that could materially affect our liquidity and operations. And even if a waiver were obtained for some or all of the remaining term of the 2011 Credit Facility, we would still have to obtain new financing to repay the loans by the maturity date. See “The amount of our debt and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects” in “Risk Factors” in our 2014 Annual Report on Form 10-K for additional information about risks associated with our debt and debt covenants.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2015, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
January 1, 2015 to January 31, 2015	27,856	$1.63
February 1 2015 to February 28, 2015	67,382	1.95
March 1, 2015 to March 31, 2015	10,531	1.88
Total	105,769	$1.86

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	May 4, 2015	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2
Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3
Eighth Amended and Restated By-laws of Key Energy Services, Inc. as amended through March 16, 2015. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on March 17, 2015, File No. 001-08038.)

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