Form 10-Q
period 2015-06-30
KEY ENERGY SERVICES INC
filed 2015-08-04
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2015, the number of outstanding shares of common stock of the registrant was 157,583,222.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
In addition to statements of historical fact, this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These “forward-looking statements” are based on our current expectations, estimates and projections about Key Energy Services, Inc. and its wholly owned and controlled subsidiaries, our industry and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Part II - Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$225,481	$27,304
Accounts receivable, net of allowance for doubtful accounts of $4,973 and $2,925, respectively	181,234	289,466
Inventories	35,143	30,171
Other current assets	79,520	86,854
Total current assets	521,378	433,795
Property and equipment	2,548,319	2,555,515
Accumulated depreciation	(1,410,785)	(1,320,257)
Property and equipment, net	1,137,534	1,235,258
Goodwill	561,039	582,739
Other intangible assets, net	12,917	14,500
Other non-current assets	56,910	56,471
TOTAL ASSETS	$2,289,778	$2,322,763
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$44,566	$77,631
Current portion of long-term debt	3,150	—
Other current liabilities	110,223	164,227
Total current liabilities	157,939	241,858
Long-term debt	961,080	737,691
Workers' compensation, vehicular and health insurance liabilities	28,593	29,690
Deferred tax liabilities	178,263	228,394
Other non-current liabilities	27,005	27,067
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 157,654,235 and 153,557,108 shares issued and outstanding	15,765	15,356
Additional paid-in capital	963,612	960,647
Accumulated other comprehensive loss	(36,764)	(37,280)
Retained earnings (deficit)	(5,715)	119,340
Total equity	936,898	1,058,063
TOTAL LIABILITIES AND EQUITY	$2,289,778	$2,322,763
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES	$197,496	$350,595	$465,295	$706,736
COSTS AND EXPENSES:
Direct operating expenses	158,841	262,883	363,371	521,185
Depreciation and amortization expense	45,896	52,184	93,107	103,279
General and administrative expenses	50,710	57,881	118,354	110,747
Impairment expense	21,352	28,687	43,052	28,687
Operating loss	(79,303)	(51,040)	(152,589)	(57,162)
Interest expense, net of amounts capitalized	17,058	13,426	30,400	26,980
Other (income) loss, net	(248)	(2,733)	4,184	(2,802)
Loss before income taxes	(96,113)	(61,733)	(187,173)	(81,340)
Income tax benefit	30,734	9,537	62,118	17,245
NET LOSS	$(65,379)	$(52,196)	$(125,055)	$(64,095)
Loss per share:
Basic and diluted	$(0.42)	$(0.34)	$(0.80)	$(0.42)
Weighted average shares outstanding:
Basic and diluted	156,347	153,496	155,586	153,157
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
NET LOSS	$(65,379)	$(52,196)	$(125,055)	$(64,095)
Other comprehensive income (loss):
Foreign currency translation income (loss)	1,213	3,264	516	(2,001)
COMPREHENSIVE LOSS	$(64,166)	$(48,932)	$(124,539)	$(66,096)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,055)	$(64,095)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	93,107	103,279
Impairment expense	43,052	28,687
Bad debt expense	1,362	1,151
Accretion of asset retirement obligations	309	294
Loss (income) from equity method investments	(13)	79
Amortization and write-off of deferred financing costs and premium	2,061	1,121
Deferred income tax benefit	(12,546)	(7,707)
Loss on disposal of assets, net	4,374	3,452
Share-based compensation	6,636	7,101
Excess tax expense from share-based compensation	2,950	1,221
Changes in working capital:
Accounts receivable	106,829	46,970
Other current assets	6,602	(2,419)
Accounts payable, accrued interest and accrued expenses	(88,277)	(13,781)
Share-based compensation liability awards	1,119	1,587
Other assets and liabilities	(43,708)	328
Net cash provided by (used in) operating activities	(1,198)	107,268
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(32,675)	(69,429)
Proceeds from sale of fixed assets	9,950	7,239
Proceeds from notes receivable	595	2,150
Net cash used in investing activities	(22,130)	(60,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	—	(3,573)
Proceeds from long-term debt	305,550	—
Proceeds from borrowings on revolving credit facility	130,000	115,000
Repayments on revolving credit facility	(200,000)	(160,000)
Payment of deferred financing costs	(11,072)	—
Repurchases of common stock	(312)	(2,211)
Excess tax expense from share-based compensation	(2,950)	(1,221)
Net cash provided by (used in) financing activities	221,216	(52,005)
Effect of changes in exchange rates on cash	289	(81)
Net increase (decrease) in cash and cash equivalents	198,177	(4,858)
Cash and cash equivalents, beginning of period	27,304	28,306
Cash and cash equivalents, end of period	$225,481	$23,448

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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
Recent Accounting Developments
ASU 2015-03. In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The objective of this ASU is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted. We adopted ASU 2015-03 in the second quarter of 2015 using the retrospective transition method. As a result, $10.7 million of unamortized deferred financing costs on our December 31, 2014 balance sheet was reclassified from non-current assets to a direct deduction of long-term debt. The adoption of this standard did not affect our results of operations or cash flows.

ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 must be adopted using either a full retrospective method or a modified retrospective method. During a July 2015 meeting, the FASB affirmed a proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, ASU 2014-09 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
NOTE 3. ASSETS HELD FOR SALE
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. During the second quarter of 2015, certain assets of our Oman business unit, which is included in our International reporting segment, met the criteria for assets held for sale. We expect the sale of these assets to occur before the end of 2015. We recorded a $21.4 million impairment of fixed assets to reduce the carrying value of these assets to the fair market value. The assets held for sale includes $3.6 million of property and equipment, net, and $0.6 million of inventories which are included in other non-current assets and other current assets, respectively, on our June 30, 2015 condensed consolidated balance sheet.
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2015 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2014	153,557	$15,356	$960,647	$(37,280)	$119,340	$1,058,063
Foreign currency translation	—	—	—	516	—	516
Common stock purchases	(145)	(15)	(297)	—	—	(312)
Share-based compensation	4,242	424	6,212	—	—	6,636
Tax expense from share-based compensation	—	—	(2,950)	—	—	(2,950)
Net loss	—	—	—	—	(125,055)	(125,055)
Balance at June 30, 2015	157,654	$15,765	$963,612	$(36,764)	$(5,715)	$936,898

A reconciliation of the total carrying amount of our equity accounts for six months ended June 30, 2014 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2013	152,331	$15,233	$953,306	$(15,414)	$297,968	$1,251,093
Foreign currency translation	—	—	—	(2,001)	—	(2,001)
Common stock purchases	(283)	(28)	(2,183)	—	—	(2,211)
Share-based compensation	1,537	154	6,947	—	—	7,101
Tax expense from share-based compensation	—	—	(1,221)	—	—	(1,221)
Net loss	—	—	—	—	(64,095)	(64,095)
Balance at June 30, 2014	153,585	$15,359	$956,849	$(17,415)	$233,873	$1,188,666

NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Other current assets:
Deferred tax assets	$14,688	$11,823
Prepaid current assets	21,770	28,218
Reinsurance receivable	9,131	9,200
VAT asset	17,452	18,889
Current assets held for sale	591	—
Other	15,888	18,724
Total	$79,520	$86,854
The table below presents comparative detailed information about other non-current assets at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Other non-current assets:
Deferred tax assets	$32,875	$35,238
Reinsurance receivable	9,561	9,537
Deposits	9,457	10,125
Equity method investments	1,000	987
Non-current assets held for sale	3,631	—
Other	386	584
Total	$56,910	$56,471
The table below presents comparative detailed information about other current liabilities at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$19,394	$32,477
Accrued operating expenditures	18,858	45,899
Income, sales, use and other taxes	17,546	25,892
Self-insurance reserve	30,448	31,359
Accrued interest	17,869	15,241
Accrued insurance premiums	1,189	7,515
Share-based compensation and other liabilities	4,919	5,844
Total	$110,223	$164,227

The table below presents comparative detailed information about other non-current liabilities at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$12,608	$12,525
Environmental liabilities	5,531	5,730
Accrued rent	—	263
Accrued sales, use and other taxes	6,145	5,411
Other	2,721	3,138
Total	$27,005	$27,067
NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 are as follows:

	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Total
	(in thousands)
December 31, 2014	$297,719	$24,479	$82,695	$173,463	$4,383	$582,739
Goodwill impairment	—	—	(21,700)	—	—	(21,700)
June 30, 2015	$297,719	$24,479	$60,995	$173,463	$4,383	$561,039

The components of our other intangible assets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Noncompete agreements:
Gross carrying value	$2,269	$2,269
Accumulated amortization	(1,860)	(1,710)
Net carrying value	409	559
Patents, trademarks and tradenames:
Gross carrying value	3,129	3,106
Accumulated amortization	(283)	(263)
Net carrying value	2,846	2,843
Customer relationships and contracts:
Gross carrying value	59,079	59,045
Accumulated amortization	(53,571)	(52,303)
Net carrying value	5,508	6,742
Developed technology:
Gross carrying value	8,494	8,494
Accumulated amortization	(4,340)	(4,138)
Net carrying value	4,154	4,356
Customer backlog:
Gross carrying value	779	779
Accumulated amortization	(779)	(779)
Net carrying value	—	—
Total:
Gross carrying value	73,750	73,693
Accumulated amortization	(60,833)	(59,193)
Net carrying value	$12,917	$14,500
Of our intangible assets at June 30, 2015, $2.7 million are indefinite-lived tradenames and patents which are not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2015	2016	2017	2018	2019	2020
		(in thousands)
Noncompete agreements	1.3	$149	$260	$—	$—	$—	$—
Trademarks	2.9	20	40	40	17	—	—
Customer relationships and contracts	3.6	1,237	1,876	1,392	431	341	231
Developed technology	15.5	199	398	398	398	324	221
Total expected intangible asset amortization expense		$1,605	$2,574	$1,830	$846	$665	$452
Certain of our other intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $0.8 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.6 million and $5.2 million for the six months ended June 30, 2015 and 2014, respectively.
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
NOTE 7. LONG-TERM DEBT
As of June 30, 2015 and December 31, 2014, the components of our long-term debt were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
Term Loan Facility due 2020	315,000	—
Senior Secured Credit Facility revolving loans due 2016	—	70,000
Debt issuance costs and unamortized premium (discount) on debt, net	(25,770)	(7,309)
Total	964,230	737,691
Less current portion	(3,150)	—
Long-term debt	$961,080	$737,691
6.75% Senior Notes due 2021
We have outstanding $675.0 million of 6.75% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes are general unsecured senior obligations and are effectively subordinated to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2015, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of June 30, 2015.
Credit Facilities due 2020
On June 1, 2015, we entered into a $100.0 million asset-based revolving credit facility (“ABL Facility”) due February 28, 2020 and a $315.0 million term loan facility (“Term Loan Facility”) due June 1, 2020 (together, the “Facilities”). The Facilities replaced our existing $400 million 2011 Credit Facility (defined below).
The ABL Facility bears interest at an annual rate on outstanding borrowings of LIBOR plus 4.5%, with a fee on unused commitments ranging from 1.00% to 1.25% based on utilization. The Term Loan Facility was issued at an original issue discount of 3.0% with an annual rate of LIBOR plus 9.25% with a 1.00% LIBOR floor and a quarterly principal payment of $787,500 that will begin in the third quarter of 2015. The original issue discount of $9.4 million and $11.1 million of deferred financing costs will be amortized over the term of the Facilities.
The Facilities contain customary representations and warranties and certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions without the permission of the Facilities lenders or as permitted under the Facilities including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets. The Facilities also contain financial covenants requiring that we maintain an asset coverage ratio of at least 1.5 to 1.0 and that liquidity, as defined in the Facilities agreements, must not be less than $100.0 million. The ABL also includes a fixed charge coverage ratio of at least 1.0 to 1.0, which is tested only if excess availability under the ABL falls below a specified threshold or upon the occurrence of certain other events. Additionally, in certain situations, we may be required to offer to prepay some principal amounts under the Term Loan Facility including 50% of our fiscal excess cash flow, as defined in the Term Loan Facility agreement.
We were in compliance with covenants of the Facilities as of June 30, 2015. As of June 30, 2015, we have no borrowings outstanding under the ABL Facility and $48.2 million of letters of credit outstanding with borrowing capacity of $44.4 million available subject to covenant constraints under our ABL Facility.
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the three and six month periods ended June 30, 2015 were as follows:

June 30, 2015
(in thousands)
ABL Facility	—
Term Loan Facility	10.38%
Senior Secured Credit Facility
On June 1, 2015, in connection with entering into the ABL Facility and the Term Loan Facility, we terminated our senior secured revolving bank credit facility, dated as of March 31, 2011, as amended through December 5, 2014 (the “2011 Credit Facility”), which was scheduled to mature no later than March 31, 2016. The 2011 Credit Facility provided for a senior secured credit facility consisting of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400.0 million. The 2011 Credit Facility was terminated without any prepayment penalties. The remaining unamortized deferred financing costs of $0.8 million were written off at the time of the termination.
The interest rate per annum applicable to the 2011 Credit Facility was, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans had ranged from 225 to 300 basis points, and the applicable margin for all other loans had ranged from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility was equal to 0.5%. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.14% and 2.88% for the three-month periods ended June 30, 2015 and June 30, 2014, respectively, and the weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.15% and 2.88% for six months ended June 30, 2015 and June 30, 2014, respectively.

Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of June 30, 2015, $2.0 million of letters of credit were outstanding under the facility.
NOTE 8. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other (income) loss, net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest income	$(25)	$(30)	$(40)	$(48)
Foreign exchange (gain) loss	333	(1,377)	1,593	(11)
Allowance for collectibility of notes receivable	—	—	3,950	—
Other, net	(556)	(1,326)	(1,319)	(2,743)
Total	$(248)	$(2,733)	$4,184	$(2,802)
NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended June 30, 2015 and 2014 were 32.0% and 15.4%, respectively, and 33.2% and 21.2% for the six months ended June 30, 2015 and 2014, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and discrete tax adjustments, such as tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes.
As of June 30, 2015 and December 31, 2014, we had $1.0 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax expense of less than $0.1 million for the three months ended June 30, 2015 and 2014, related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2012.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $1.0 million for the payment of interest and penalties as of June 30, 2015 and December 31, 2014. We believe that it is reasonably possible that $0.6 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three or six months ended June 30, 2015 and 2014.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $0.2 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of June 30, 2015. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. A hearing on the class certification motion is scheduled for August 10, 2015. One of the remaining cases has been stayed pending outcome of the class certification motion. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. At this time, we cannot estimate any possible loss or range of loss.
In January, 2014, the SEC advised Key that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. On May 30, 2014, Key voluntarily disclosed the allegation involving our Mexico operations and certain information from the Company’s initial investigation to both the SEC and Department of Justice (“DOJ”). A Special Committee of our Board of Directors is investigating this allegation as well as possible violations of the FCPA involving business activities of our operations in Russia. The fact-finding portion of the Special Committee’s investigation, which also included a review of certain aspects of the Company’s operations in Colombia, as well as a risk assessment with regard to our other international locations, has been completed and the Special Committee is in the process of concluding its work. We continue to cooperate with the investigations by the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot reasonably estimate any possible loss or range of loss.
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
In April 2015, a collective action lawsuit was filed in the Middle District of Pennsylvania, individually and on behalf of similarly situated employees, alleging violations of the Pennsylvania Minimum Wage Act and the FLSA. This lawsuit was dismissed, without prejudice, on April 30, 2015.
            In May 2015, a class and collective action lawsuit was filed in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage

Act. We have answered the lawsuit and asserted affirmative defenses. Because the case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss of this case.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2015 and December 31, 2014, we have recorded $59.0 million and $61.0 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $18.7 million of insurance receivables as of June 30, 2015 and December 31, 2014. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of June 30, 2015 and December 31, 2014, we have recorded $5.5 million and $5.7 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(65,379)	$(52,196)	$(125,055)	$(64,095)
Denominator
Weighted average shares outstanding	$156,347	$153,496	$155,586	153,157
Basic and diluted loss per share	$(0.42)	$(0.34)	$(0.80)	$(0.42)
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted loss per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculations for the three and six months ended June 30, 2015 exclude the potential exercise of 1.3 million stock options and 0.3 million SARs as they would be anti-dilutive due to net loss during the period. The diluted earnings per share calculations for the three months ended June 30, 2014 exclude the potential exercise of 1.3 million stock options and 0.3 million SARs and for the six months ended June 30, 2014 exclude the potential exercise of 1.4 million stock options and 0.3 million SARs as they would be anti-dilutive due to net loss during the period. No events occurred after June 30, 2015 that would materially affect the number of weighted average shares outstanding.

NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.1 million and $2.4 million during the three months ended June 30, 2015 and 2014, respectively, and the related income tax benefit recognized was $0.7 million for the same periods. We recognized employee share-based compensation expense of $6.2 million and $7.1 million during the six months ended June 30, 2015 and 2014, respectively, and the related income tax expense recognized was $2.2 million and $2.3 million, respectively, for the same period. We did not capitalize any share-based compensation during the three and six months ended June 30, 2015 and 2014.
The unrecognized compensation cost related to our unvested restricted stock as of June 30, 2015 is estimated to be $10.3 million and is expected to be recognized over a weighted-average period of 1.5 years. All outstanding stock options are vested and there are no unrecognized cost related to our stock options as of June 30, 2015. No phantom stock was outstanding as of June 30, 2015.
During May 2015, we issued 598,860 restricted stock units to our outside directors under the Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan that was approved by our stockholders on May 15, 2014. These restricted stock units vested immediately and we recognized $1.6 million of expense related to these awards. Additionally, during May 2014, we recognized $1.6 million of expense related to similar awards.
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
In January 2015, we issued 2.1 million performance units to our executive officers under the 2014 Plan with such material terms as set forth in the 2014 PU Award Agreement. In February 2015, we issued 0.4 million performance units to certain other employees under the 2015 PU Plan. The performance units are measured based on one three-year performance period from January 1, 2015 to December 31, 2017. The number of performance units that may be earned by a participant is determined at the end of the performance period based on the relative placement of Key’s total stockholder return for that period within the peer group, as follows:

Company Placement for the Performance Period	Performance Units Earned as a Percentage of Target
First	200%
Second	180%
Third	160%
Fourth	140%
Fifth	120%
Sixth	100%
Seventh	0%
Eighth	0%
Ninth	0%
Tenth	0%
Eleventh	0%
Twelfth	0%
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of June 30, 2015, the fair value of outstanding performance units was $6.2 million, and is being accreted to compensation expense over the vesting terms of the awards. As of June 30, 2015, the unrecognized compensation cost related to our unvested performance units is estimated to be $4.8 million and is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $2.7 million and $9.3 million for the three months ended June 30, 2015 and 2014, respectively, and $7.8 million and $18.1 million for the six months ended June 30, 2015 and 2014, respectively. Receivables outstanding from Anadarko were approximately $1.0 million and $2.9 million as of June 30, 2015 and December 31, 2014, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2015 and December 31, 2014.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable - Argentina operations sale	$3,755	$3,755	$8,300	$8,300
Financial liabilities:
6.75% Senior Notes due 2021	$675,000	$399,938	$675,000	$413,438
Term Loan Facility due 2020	315,000	315,000	—	—
Credit Facility revolving loans	—	—	70,000	70,000
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
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2015 was $675.0 million, and the fair value was $399.9 million (59.3% of carrying value).
Term Loan Facility due 2020. Because the variable interest rates of these loans approximate current market rates, the fair values of the loans borrowed under this facility approximate their carrying values.
Credit Facility Revolving Loans. In connection with entering into the ABL Facility and the Term Loan Facility, we terminated our 2011 Credit Facility on June 1, 2015.

NOTE 15. SEGMENT INFORMATION
We revised our reportable business segments as of the fourth quarter of 2014. The revised reportable segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Segment disclosures as of and for the the three and six months ended June 30, 2014 have been revised to reflect the change in reportable segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.
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
Financial Summary
The following tables set forth our unaudited segment information as of and for the three and six months ended June 30, 2015 and 2014 (in thousands):

As of and for the three months ended June 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$93,253	$39,178	$21,609	$28,142	$15,314	$—	$—	$197,496
Intersegment revenues	196	421	—	1,447	798	542	(3,404)	—
Depreciation and amortization	14,975	6,525	5,841	8,982	6,507	3,066	—	45,896
Impairment expense	—	—	—	—	21,352	—	—	21,352
Other operating expenses	82,410	32,712	19,851	25,734	16,326	32,518	—	209,551
Operating loss	(4,132)	(59)	(4,083)	(6,574)	(28,871)	(35,584)	—	(79,303)
Interest expense, net of amounts capitalized	—	—	—	—	—	17,058	—	17,058
Loss before income taxes	(4,067)	(41)	(4,074)	(6,574)	(28,919)	(52,438)	—	(96,113)
Long-lived assets(1)	796,551	171,058	166,931	319,480	221,832	245,188	(152,640)	1,768,400
Total assets	1,609,569	299,670	251,201	658,464	371,152	(481,597)	(418,681)	2,289,778
Capital expenditures, excluding acquisitions	3,201	2,506	2,007	2,124	1,509	2,333	—	13,680

As of and for the three months ended June 30, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$169,980	$62,087	$43,108	$49,340	$26,080	$—	$—	$350,595
Intersegment revenues	167	32	—	—	2,547	543	(3,289)	—
Depreciation and amortization	14,630	8,255	5,968	12,088	7,795	3,448	—	52,184
Impairment expense	—	—	—	—	28,687	—	—	28,687
Other operating expenses	132,389	52,874	37,722	36,449	26,444	34,886	—	320,764
Operating income (loss)	22,961	958	(582)	803	(36,846)	(38,334)	—	(51,040)
Interest expense, net of amounts capitalized	—	—	(1)	—	26	13,401	—	13,426
Income (loss) before income taxes	23,520	1,183	(392)	981	(35,289)	(51,736)	—	(61,733)
Long-lived assets(1)	774,613	208,563	232,228	412,033	269,153	256,298	(160,271)	1,992,617
Total assets	1,565,553	285,746	255,615	649,739	436,067	(358,680)	(388,932)	2,445,108
Capital expenditures, excluding acquisitions	25,759	896	2,000	7,691	1,796	2,762	—	40,904

As of and for the six months ended June 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$214,075	$89,933	$52,626	$70,832	$37,829	$—	$—	$465,295
Intersegment revenues	459	729	—	3,249	2,165	1,084	(7,686)	—
Depreciation and amortization	29,685	14,247	11,608	17,946	13,336	6,285	—	93,107
Impairment expense	—	—	21,700	—	21,352	—	—	43,052
Other operating expenses	180,522	74,269	47,223	59,516	41,623	78,572	—	481,725
Operating income (loss)	3,868	1,417	(27,905)	(6,630)	(38,482)	(84,857)	—	(152,589)
Interest expense, net of amounts capitalized	—	—	—	—	—	30,400	—	30,400
Income (loss) before income taxes	3,965	1,483	(27,894)	(6,800)	(39,550)	(118,377)	—	(187,173)
Long-lived assets(1)	796,551	171,058	166,931	319,480	221,832	245,188	(152,640)	1,768,400
Total assets	1,609,569	299,670	251,201	658,464	371,152	(481,597)	(418,681)	2,289,778
Capital expenditures, excluding acquisitions	12,862	3,800	4,121	5,619	2,875	3,398	—	32,675

As of and for the six months ended June 30, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$334,731	$123,675	$87,603	$102,550	$58,177	$—	$—	$706,736
Intersegment revenues	290	144	—	—	4,768	1,085	(6,287)	—
Depreciation and amortization	28,791	16,433	11,805	24,615	15,699	5,936	—	103,279
Impairment expense	—	—	—	—	28,687	—	—	28,687
Other operating expenses	258,637	103,937	70,242	74,302	61,128	63,686	—	631,932
Operating income (loss)	47,303	3,305	5,556	3,633	(47,337)	(69,622)	—	(57,162)
Interest expense, net of amounts capitalized	—	—	(1)	—	28	26,953	—	26,980
Income (loss) before income taxes	48,244	3,698	5,843	3,929	(47,237)	(95,817)	—	(81,340)
Long-lived assets(1)	774,613	208,563	232,228	412,033	269,153	256,298	(160,271)	1,992,617
Total assets	1,565,553	285,746	255,615	649,739	436,067	(358,680)	(388,932)	2,445,108
Capital expenditures, excluding acquisitions	43,896	1,758	3,497	11,155	3,670	5,453	—	69,429

(1)	Long-lived assets include fixed assets, goodwill, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Our 2021 Notes, ABL Facility and Term Loan Facility are guaranteed by virtually all our domestic subsidiaries, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$213,786	$262,473	$45,119	$—	$521,378
Property and equipment, net	—	1,059,966	77,568	—	1,137,534
Goodwill	—	556,658	4,381	—	561,039
Intercompany notes and accounts receivable and investment in subsidiaries	3,047,124	1,228,949	49,976	(4,326,049)	—
Other assets	—	51,928	17,899	—	69,827
TOTAL ASSETS	$3,260,910	$3,159,974	$194,943	$(4,326,049)	$2,289,778
Liabilities and equity:
Current liabilities	$21,018	$115,315	$21,606	$—	$157,939
Long-term debt	961,080	—	—	—	961,080
Intercompany notes and accounts payable	1,162,648	2,710,438	131,150	(4,004,236)	—
Deferred tax liabilities	178,008	398	(143)	—	178,263
Other long-term liabilities	1,276	54,186	136	—	55,598
Equity	936,880	279,637	42,194	(321,813)	936,898
TOTAL LIABILITIES AND EQUITY	$3,260,910	$3,159,974	$194,943	$(4,326,049)	$2,289,778

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$39,020	$341,188	$53,587	$—	$433,795
Property and equipment, net	—	1,128,776	106,482	—	1,235,258
Goodwill	—	578,358	4,381	—	582,739
Intercompany notes and accounts receivable and investment in subsidiaries	3,170,874	1,426,160	42,352	(4,639,386)	—
Other assets	—	56,664	14,307	—	70,971
TOTAL ASSETS	$3,209,894	$3,531,146	$221,109	$(4,639,386)	$2,322,763
Liabilities and equity:
Current liabilities	$22,046	$192,079	$27,733	$—	$241,858
Long-term debt	737,691	—	—	—	737,691
Intercompany notes and accounts payable	1,162,648	2,696,051	123,810	(3,982,509)	—
Deferred tax liabilities	228,199	398	(134)	(69)	228,394
Other long-term liabilities	1,264	55,182	311	—	56,757
Equity	1,058,046	587,436	69,389	(656,808)	1,058,063
TOTAL LIABILITIES AND EQUITY	$3,209,894	$3,531,146	$221,109	$(4,639,386)	$2,322,763

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$185,061	$15,118	$(2,683)	$197,496
Direct operating expense	—	148,714	11,325	(1,198)	158,841
Depreciation and amortization expense	—	43,085	2,811	—	45,896
General and administrative expense	186	48,159	3,842	(1,477)	50,710
Impairment expense	—	—	21,352	—	21,352
Operating loss	(186)	(54,897)	(24,212)	(8)	(79,303)
Interest expense, net of amounts capitalized	17,058	—	—	—	17,058
Other (income) loss, net	(582)	445	(126)	15	(248)
Loss before income taxes	(16,662)	(55,342)	(24,086)	(23)	(96,113)
Income tax (expense) benefit	30,756	(74)	52	—	30,734
Net income (loss)	$14,094	$(55,416)	$(24,034)	$(23)	$(65,379)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$326,835	$30,272	$(6,512)	$350,595
Direct operating expense	—	245,267	20,632	(3,016)	262,883
Depreciation and amortization expense	—	48,702	3,482	—	52,184
General and administrative expense	242	55,459	5,623	(3,443)	57,881
Impairment expense	—	—	28,687	—	28,687
Operating loss	(242)	(22,593)	(28,152)	(53)	(51,040)
Interest expense, net of amounts capitalized	13,402	(1)	25	—	13,426
Other income, net	(618)	(572)	(1,564)	21	(2,733)
Loss before income taxes	(13,026)	(22,020)	(26,613)	(74)	(61,733)
Income tax (expense) benefit	7,977	2,094	(534)	—	9,537
Net loss	$(5,049)	$(19,926)	$(27,147)	$(74)	$(52,196)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$434,468	$38,069	$(7,242)	$465,295
Direct operating expense	—	338,340	28,620	(3,589)	363,371
Depreciation and amortization expense	—	87,524	5,583	—	93,107
General and administrative expense	407	113,794	7,793	(3,640)	118,354
Impairment expense	—	21,700	21,352	—	43,052
Operating loss	(407)	(126,890)	(25,279)	(13)	(152,589)
Interest expense, net of amounts capitalized	30,400	—	—	—	30,400
Other (income) loss, net	(900)	4,486	583	15	4,184
Loss before income taxes	(29,907)	(131,376)	(25,862)	(28)	(187,173)
Income tax benefit	61,618	3	497	—	62,118
Net income (loss)	$31,711	$(131,373)	$(25,365)	$(28)	$(125,055)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$657,310	$63,553	$(14,127)	$706,736
Direct operating expense	—	481,925	45,684	(6,424)	521,185
Depreciation and amortization expense	—	96,465	6,814	—	103,279
General and administrative expense	478	105,007	12,957	(7,695)	110,747
Impairment expense	—	—	28,687	—	28,687
Operating loss	(478)	(26,087)	(30,589)	(8)	(57,162)
Interest expense, net of amounts capitalized	26,954	(1)	27	—	26,980
Other income, net	(1,289)	(1,296)	(248)	31	(2,802)
Loss before income taxes	(26,143)	(24,790)	(30,368)	(39)	(81,340)
Income tax benefit	10,983	5,843	419	—	17,245
Net loss	$(15,160)	$(18,947)	$(29,949)	$(39)	$(64,095)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(6,317)	$5,119	$—	$(1,198)
Cash flows from investing activities:
Capital expenditures	—	(31,435)	(1,240)	—	(32,675)
Intercompany notes and accounts	—	41,993	—	(41,993)	—
Other investing activities, net	—	10,545	—	—	10,545
Net cash provided by (used in) investing activities	—	21,103	(1,240)	(41,993)	(22,130)
Cash flows from financing activities:
Proceeds from long-term debt	305,550	—	—	—	305,550
Proceeds from borrowings on revolving credit facility	130,000	—	—	—	130,000
Repayments on revolving credit facility	(200,000)	—	—	—	(200,000)
Payment of deferred financing costs	(11,072)	—	—	—	(11,072)
Repurchases of common stock	(312)	—	—	—	(312)
Intercompany notes and accounts	(41,993)	—	—	41,993	—
Other financing activities, net	(2,950)	—	—	—	(2,950)
Net cash provided by financing activities	179,223	—	—	41,993	221,216
Effect of changes in exchange rates on cash	—	—	289	—	289
Net increase in cash and cash equivalents	179,223	14,786	4,168	—	198,177
Cash and cash equivalents at beginning of period	19,949	450	6,905	—	27,304
Cash and cash equivalents at end of period	$199,172	$15,236	$11,073	$—	$225,481

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$100,170	$7,098	$—	$107,268
Cash flows from investing activities:
Capital expenditures	—	(66,280)	(3,149)	—	(69,429)
Intercompany notes and accounts	—	(41,350)	—	41,350	—
Other investing activities, net	—	9,389	—	—	9,389
Net cash used in investing activities	—	(98,241)	(3,149)	41,350	(60,040)
Cash flows from financing activities:
Repayments of long-term debt	(3,573)	—	—	—	(3,573)
Proceeds from borrowings on revolving credit facility	115,000	—	—	—	115,000
Repayments on revolving credit facility	(160,000)	—	—	—	(160,000)
Repurchases of common stock	(2,211)	—	—	—	(2,211)
Intercompany notes and accounts	41,350	—	—	(41,350)	—
Other financing activities, net	(1,221)	—	—	—	(1,221)
Net cash used in financing activities	(10,655)	—	—	(41,350)	(52,005)
Effect of changes in exchange rates on cash	—	—	(81)	—	(81)
Net increase (decrease) in cash and cash equivalents	(10,655)	1,929	3,868	—	(4,858)
Cash and cash equivalents at beginning of period	23,115	788	4,403	—	28,306
Cash and cash equivalents at end of period	$12,460	$2,717	$8,271	$—	$23,448

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the six months ended June 30, 2015 and 2014, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2015:
First Quarter	$48.49	$2.90	1,353
Second Quarter	$57.85	$2.75	876
2014:
First Quarter	$98.68	$5.18	1,779
Second Quarter	$103.35	$4.61	1,796
Third Quarter	$97.87	$3.96	1,842
Fourth Quarter	$73.21	$3.78	1,856

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2014 through the second quarter of 2015:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2015:	U.S.	International	Total
First Quarter	271,005	36,950	307,955	418,032	62
Second Quarter	232,169	25,555	257,724	342,271	63
Total 2015	503,174	62,505	565,679	760,303	125

2014:
First Quarter	347,047	46,090	393,137	481,353	63
Second Quarter	355,219	33,758	388,977	493,494	63
Third Quarter	365,891	34,603	400,494	506,486	64
Fourth Quarter	341,313	41,156	382,469	481,653	61
Total 2014	1,409,470	155,607	1,565,077	1,962,986	251

(1)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended June 30, 2015
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas based on the economics of these activities as determined by industry conditions and the prices of oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
The second quarter continued to present significant challenges for the domestic oil & gas complex as persistent depressed oil prices continued to strain E&P cash flows and associated capital spending. The oilfield services industry activity fell in the second quarter of 2015 as evidenced by the 35% sequential decline of the average Baker Hughes drilling rig count, touching a level that hasn’t been seen in over a decade. The continued decline in oilfield services activity has left an overflow of oilfield service capacity in the market. As such, fierce competitive pressures continued in the second quarter of 2015 as service providers lower the price for their services to keep assets working. The Company was not immune to these dynamics, as activity and pricing both declined materially during the quarter, though our activity in our core production services business continues to perform somewhat better than the decline in the Baker Hughes average rig count.
Outside of the U.S., the Company progressed in its’ efforts in exiting the markets in which it participates outside of North America. In Oman, we have identified a buyer for our assets and are currently negotiating an agreement to exit the business. In Colombia and Ecuador, we are in the process of relocating rigs and some ancillary equipment back to the U.S. In Bahrain, we will be ceasing operations under our contract and are talking to parties for a sale of the assets or business. In Russia, we are talking with several interested parties about a sale of the assets. The exit of certain international markets may require that some assets will be sold at a loss in the future and that severance costs may be incurred in future periods. We believe we will have this effort substantially completed by the end of 2015.
Market Outlook
Persistent low oil prices driven by robust global oil production and a decelerating global demand base has created structural obstacles for the U.S. oil and gas complex, lowering the cash flows of our customers and the amount available to be spend on services we provide. The Company’s exposure and commitment to servicing the needs of existing production is an integral piece to navigating these challenges as the Company believes customers will continue to spend, albeit at lower levels funds to maintain existing production. As the economics supporting drilling and completion activities become uneconomic at current oil prices, we believe this enhances the potential for a greater shift in spending by our customers toward production maintenance activities. Further, we continue to diversify our U.S. revenue base as a result of focusing on the mix of customers and markets where we add the most value.

As we look beyond the second quarter, the outlook for the U.S. oilfield services landscape remains challenged with low activity and continued pressure on the price of our services. Given the refinancing of our revolving credit facility during the quarter, we enhanced our balance sheet with new, long-dated capital. Further, we plan to further reduce our capital expenditures for the year and take further actions to adjust our business and organizational structure to the current environment. As a result of these actions, the company may incur losses on disposal of assets or properties and severance costs. Therefore, we believe our new credit facilities due in 2020 with limited capital needs coupled with additional steps to reduce costs and preserve liquidity are necessary given current market conditions.
RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
REVENUES	$197,496	$350,595	$465,295	$706,736
COSTS AND EXPENSES:
Direct operating expenses	158,841	262,883	363,371	521,185
Depreciation and amortization expense	45,896	52,184	93,107	103,279
General and administrative expenses	50,710	57,881	118,354	110,747
Impairment expense	21,352	28,687	43,052	28,687
Operating loss	(79,303)	(51,040)	(152,589)	(57,162)
Interest expense, net of amounts capitalized	17,058	13,426	30,400	26,980
Other (income) loss, net	(248)	(2,733)	4,184	(2,802)
Loss before income taxes	(96,113)	(61,733)	(187,173)	(81,340)
Income tax benefit	30,734	9,537	62,118	17,245
NET LOSS	$(65,379)	$(52,196)	$(125,055)	$(64,095)
Consolidated Results of Operations — Three Months Ended June 30, 2015 and 2014
Revenues
Our revenues for the three months ended June 30, 2015 decreased $153.1 million, or 43.7%, to $197.5 million from $350.6 million for the three months ended June 30, 2014, due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity. Internationally, we had lower revenue as a result of reduced customer activity in Mexico, Russia and Colombia. See “Segment Operating Results — Three Months Ended June 30, 2015 and 2014” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $104.0 million, to $158.8 million (80.4% of revenues), for the three months ended June 30, 2015, compared to $262.9 million (75.0% of revenues) for the three months ended June 30, 2014. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $6.3 million, or 12.0%, to $45.9 million during the three months ended June 30, 2015, compared to $52.2 million for the three months ended June 30, 2014. The decrease is primarily attributable to impairment of certain fixed assets and decreases in capital expenditures and lower amortization expense due to the impairment of certain intangible assets.
General and Administrative Expenses
General and administrative expenses decreased $7.2 million, to $50.7 million (25.7% of revenues), for the three months ended June 30, 2015, compared to $57.9 million (16.5% of revenues) for the three months ended June 30, 2014. The decrease is primarily due to lower employee compensation costs as a result of reduced staffing levels and reduction in wages partially offset by increase in expenses related to FCPA investigations.

Impairment Expense
During the three months ended June 30, 2015, we recorded a $21.4 million impairment of fixed assets in our Oman business unit which is included in our International reporting segment. During the three months ended June 30, 2014, we recorded a $28.7 million impairment of goodwill and tradenames in our Russian business unit which is included in our International reporting segment.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $3.6 million, or 27.1%, to $17.1 million for the three months ended June 30, 2015, compared to $13.4 million for the same period in 2014. The increase is primarily related to increased borrowings and interest rate under the new Term Loan Facility for the three months ended June 30, 2015 compared to the same period in 2014 and the write off of the remaining $0.8 million of unamortized deferred financing costs related to the 2011 Credit Facility in the second quarter of 2015.
Other Income, Net
During the quarter ended June 30, 2015, we recognized other income, net, of $0.2 million, compared to other income, net, of $2.7 million for the quarter ended June 30, 2014. Our foreign exchange (gain) loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated:

	Three Months Ended June 30,
	2015	2014
	(in thousands)
Interest income	$(25)	$(30)
Foreign exchange (gain) loss	333	(1,377)
Other, net	(556)	(1,326)
Total	$(248)	$(2,733)
Income Tax Benefit
We recorded an income tax benefit of $30.7 million on a pre-tax loss of $96.1 million in the three months ended June 30, 2015, compared to an income tax benefit of $9.5 million on a pre-tax loss of $61.7 million in the three months ended June 30, 2014. Our effective tax rate was 32.0% for the three months ended June 30, 2015, compared to 15.4% for the three months ended June 30, 2014. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income.
Segment Operating Results — Three Months Ended June 30, 2015 and 2014
The following table shows operating results for each of our segments for the three months ended June 30, 2015 and 2014 (in thousands):

For the three months ended June 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$93,253	$39,178	$21,609	$28,142	$15,314	$—	$197,496
Operating expenses	97,385	39,237	25,692	34,716	44,185	35,584	276,799
Operating loss	(4,132)	(59)	(4,083)	(6,574)	(28,871)	(35,584)	(79,303)

For the three months ended June 30, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$169,980	$62,087	$43,108	$49,340	$26,080	$—	$350,595
Operating expenses	147,019	61,129	43,690	48,537	62,926	38,334	401,635
Operating income (loss)	22,961	958	(582)	803	(36,846)	(38,334)	(51,040)

U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $76.7 million, or 45.1%, to $93.3 million for the three months ended June 30, 2015, compared to $170.0 million for the three months ended June 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity.
Operating expenses for our U.S. Rig Services segment were $97.4 million during the three months ended June 30, 2015, which represented a decrease of $49.6 million, or 33.8%, compared to $147.0 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $22.9 million, or 36.9%, to $39.2 million for the three months ended June 30, 2015, compared to $62.1 million for the three months ended June 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Fluid Management Services segment were $39.2 million during the three months ended June 30, 2015, which represented a decrease of $21.9 million, or 35.8%, compared to $61.1 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $21.5 million, or 49.9%, to $21.6 million for the three months ended June 30, 2015, compared to $43.1 million for the three months ended June 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Coiled Tubing Services segment were $25.7 million during the three months ended June 30, 2015, which represented a decrease of $18.0 million, or 41.2%, compared to $43.7 million for the same period in 2014. These expenses decreased primarily as a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $21.2 million, or 43.0%, to $28.1 million for the three months ended June 30, 2015, compared to $49.3 million for the three months ended June 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Fishing and Rental Services segment were $34.7 million during the three months ended June 30, 2015, which represented a decrease of $13.8 million, or 28.5%, compared to $48.5 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $10.8 million, or 41.3%, to $15.3 million for the three months ended June 30, 2015, compared to $26.1 million for the three months ended June 30, 2014. The decrease was primarily attributable to lower customer activity in Mexico, Russia and Colombia.
Operating expenses for our International segment decreased $18.7 million, or 29.8%, to $44.2 million for the three months ended June 30, 2015, compared to $62.9 million for the three months ended June 30, 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due to lower activity, and a decrease in impairment expense.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $2.8 million, or 7.2%, to $35.6 million (18.0% of consolidated revenues) for the three months ended June 30, 2015 compared to $38.3 million (10.9% of consolidated revenues) for the same period in 2014. The decrease is primarily due to lower employee compensation costs as a result of reduced staffing levels partially offset by increase in expenses related to FCPA investigations.

Consolidated Results of Operations — Six Months Ended June 30, 2015 and 2014
Revenues
Our revenues for the six months ended June 30, 2015 decreased $241.4 million, or 34.2%, to $465.3 million from $706.7 million for the six months ended June 30, 2014, due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity. Internationally, we had lower revenue as a result of reduced customer activity in Mexico, Russia and Colombia. See “Segment Operating Results — Six Months Ended June 30, 2015 and 2014” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $157.8 million, to $363.4 million (78.1% of revenues), for the six months ended June 30, 2015, compared to $521.2 million (73.7% of revenues) for the six months ended June 30, 2014. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $10.2 million, or 9.8%, to $93.1 million during the six months ended June 30, 2015, compared to $103.3 million for the six months ended June 30, 2014. The decrease is primarily attributable to impairment of certain fixed assets and decreases in capital expenditures and lower amortization expense due to the impairment of certain intangible assets.
General and Administrative Expenses
General and administrative expenses increased $7.6 million, to $118.4 million (25.4% of revenues), for the six months ended June 30, 2015, compared to $110.7 million (15.7% of revenues) for the six months ended June 30, 2014. The increase is primarily due to higher expenses related to FCPA investigations partially offset by lower employee compensation costs due to reduced staffing levels and reduction in wages.
Impairment Expense
During the six months ended June 30, 2015, we recorded a $21.4 million impairment of fixed assets in our Oman business unit which is included in our International reporting segment and a $21.7 million impairment of goodwill in our Coiled Tubing Services segment related to the finalization of our 2014 goodwill impairment testing. During the six months ended June 30, 2014, we recorded a $28.7 million impairment of goodwill and tradenames in our Russian business unit which is included in our International reporting segment.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $3.4 million, or 12.7%, to $30.4 million for the six months ended June 30, 2015, compared to $27.0 million for the same period in 2014. The increase is primarily related to increased borrowings and interest rate under the new Term Loan Facility for the six months ended June 30, 2015 compared to the same period in 2014 and the write off of the remaining $0.8 million of unamortized deferred financing costs related to the 2011 Credit Facility in the second quarter of 2015.
Other (Income) Loss, Net
During the six months ended June 30, 2015, we recognized other loss, net, of $4.2 million, compared to other income, net, of $2.8 million for the six months ended June 30, 2014. During the quarter ended March 31, 2015, we recorded an allowance for the collectibility of our notes receivable related to the sale of our operations in Argentina. Our foreign exchange (gain) loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Interest income	$(40)	$(48)
Foreign exchange (gain) loss	1,593	(11)
Allowance for collectibility of notes receivable	3,950	—
Other, net	(1,319)	(2,743)
Total	$4,184	$(2,802)

Income Tax Benefit
We recorded an income tax benefit of $62.1 million on a pre-tax loss of $187.2 million for the six months ended June 30, 2015, compared to an income tax benefit of $17.2 million on a pre-tax loss of $81.3 million for the same period in 2014. Our effective tax rate was 33.2% for the six months ended June 30, 2015, compared to 21.2% for the six months ended June 30, 2014. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, mainly non-deductible expenses such as fines and penalties, and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income.
Segment Operating Results — Six Months Ended June 30, 2015 and 2014
The following table shows operating results for each of our segments for the six months ended June 30, 2015 and 2014 (in thousands):

For the six months ended June 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$214,075	$89,933	$52,626	$70,832	$37,829	$—	$465,295
Operating expenses	210,207	88,516	80,531	77,462	76,311	84,857	617,884
Operating income (loss)	3,868	1,417	(27,905)	(6,630)	(38,482)	(84,857)	(152,589)

For the six months ended June 30, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$334,731	$123,675	$87,603	$102,550	$58,177	$—	$706,736
Operating expenses	287,428	120,370	82,047	98,917	105,514	69,622	763,898
Operating loss	47,303	3,305	5,556	3,633	(47,337)	(69,622)	(57,162)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $120.7 million, or 36.0%, to $214.1 million for the six months ended June 30, 2015, compared to $334.7 million for the six months ended June 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity.
Operating expenses for our U.S. Rig Services segment were $210.2 million for the six months ended June 30, 2015, which represented an decrease of $77.2 million, or 26.9%, compared to $287.4 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $33.7 million, or 27.3%, to $89.9 million for the six months ended June 30, 2015, compared to $123.7 million for the six months ended June 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Fluid Management Services segment were $88.5 million for the six months ended June 30, 2015, which represented a decrease of $31.9 million, or 26.5%, compared to $120.4 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $35.0 million, or 39.9%, to $52.6 million for the six months ended June 30, 2015, compared to $87.6 million for the six months ended June 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Coiled Tubing Services segment were $80.5 million for the six months ended June 30, 2015, which represented an decrease of $1.5 million, or 1.8%, compared to $82.0 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels. These reductions in expenses were largely offset by the $21.7 million impairment of goodwill in the first quarter of 2015.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $31.7 million, or 30.9%, to $70.8 million for the six months ended June 30, 2015, compared to $102.6 million for the six months ended June 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions result in a reduction in the price received for our services and reduced customer activity.
Operating expenses for our Fishing and Rental Services segment were $77.5 million for the six months ended June 30, 2015, which represented a decrease of $21.5 million, or 21.7%, compared to $98.9 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $20.3 million, or 35.0%, to $37.8 million for the six months ended June 30, 2015, compared to $58.2 million for the six months ended June 30, 2014. The decrease was primarily attributable to lower customer activity in Mexico, Russia and Colombia.
Operating expenses for our International segment decreased $29.2 million, or 27.7%, to $76.3 million for the six months ended June 30, 2015, compared to $105.5 million for the six months ended June 30, 2014. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due to lower activity, and a decrease in impairment expense.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, increased $15.2 million, or 21.9%, to $84.9 million (18.2% of consolidated revenues) for the six months ended June 30, 2015 compared to $69.6 million (9.9% of consolidated revenues) for the same period in 2014. The increase is primarily due to increased legal expense related to the FCPA investigations partially offset by lower employee compensation costs due to reduced staffing levels.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of June 30, 2015, we had cash and cash equivalents of $225.5 million. Our working capital was $363.4 million as of June 30, 2015, compared to $191.9 million as of December 31, 2014. Our working capital increased from the prior year end primarily as a result of an increase in cash and cash equivalents related to proceeds of long-term debt. Our total outstanding debt was $964.2 million, and we have no significant debt maturities until 2020. As of June 30, 2015, we have no borrowings outstanding and $48.2 million in committed letters of credit outstanding with borrowing capacity of $44.4 million available subject to covenant constraints under our ABL Facility (defined below).

Cash Flows
The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$(1,198)	$107,268
Cash paid for capital expenditures	(32,675)	(69,429)
Proceeds received from sale of fixed assets	9,950	7,239
Proceeds from notes receivable	595	2,150
Repayments of long-term debt	—	(3,573)
Proceeds from long-term debt	305,550	—
Proceeds from borrowings on revolving credit facility	130,000	115,000
Repayments on revolving credit facility	(200,000)	(160,000)
Payment of deferred financing costs	(11,072)	—
Other financing activities, net	(3,262)	(3,432)
Effect of exchange rates on cash	289	(81)
Net increase (decrease) in cash and cash equivalents	$198,177	$(4,858)
Cash used in operating activities was $1.2 million for the six months ended June 30, 2015 compared to cash provided by operating activities of $107.3 million for the six months ended June 30, 2014.
Cash used in investing activities was $22.1 million and $60.0 million for six months ended June 30, 2015 and 2014, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through June 30, 2015 primarily relate to our replacement assets for our existing fleet and equipment.
Cash provided by financing activities was $221.2 million for the six months ended June 30, 2015 compared to cash used in financing activities of $52.0 million for the six months ended June 30, 2014. Overall financing cash inflows for 2015 primarily relate to proceeds from long-term debt partially offset by net payments on the revolving credit facility and repayments of long-term debt. Overall financing cash outflows for 2014 primarily relate to net payments on the revolving credit facility.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our ABL Facility, and internally generated cash flows from operations.
Debt Service
We have no significant maturities of debt until 2020. Interest on our ABL Facility and Term Loan Facility is due each quarter. Interest to be paid for the remainder of 2015 is approximately $23.0 million related to our 2021 Notes. Principal to be paid for the remainder of 2015 is approximately $1.6 million related to our Term Loan Facility. We expect to fund these payments from cash on hand or generated by operations. At June 30, 2015, our annual debt maturities for our 2021 Notes and Term Loan Facility were as follows:

Year	Principal Payments
(in thousands)
2015	$1,575
2016	3,150
2017	3,150
2018	3,150
2019 and thereafter	978,975
Total principal payments	$990,000
At June 30, 2015, we were in compliance with all the covenants under the ABL Facility and the Term Loan Facility and the indenture governing the 2021 Notes.

6.75% Senior Notes due 2021
We have outstanding $675.0 million of 6.75% Senior Notes due 2021 (the “2021 Notes”). The 2021 Notes are general unsecured senior obligations and are effectively subordinated to all of our existing and future secured indebtedness. The 2021 Notes are or will be jointly and severally guaranteed on a senior unsecured basis by certain of our existing and future domestic subsidiaries. Interest on the 2021 Notes is payable on March 1 and September 1 of each year. The 2021 Notes mature on March 1, 2021.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2015, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of June 30, 2015.
Credit Facilities due 2020
On June 1, 2015, we entered into a $100.0 million asset-based revolving credit facility (“ABL Facility”) due February 28, 2020 and a $315.0 million term loan facility (“Term Loan Facility”) due June 1, 2020 (together, the “Facilities”). The Facilities replaced our $400 million 2011 Credit Facility (defined below).
The ABL Facility bears interest at an annual rate on outstanding borrowings of LIBOR plus 4.5%, with a fee on unused commitments ranging from 1.00% to 1.25% based on utilization. The Term Loan Facility was issued at an original issue discount of 3.0% with an annual rate of LIBOR plus 9.25% with a 1.00% LIBOR floor and a quarterly principal payment of $787,500 that will begin in the third quarter of 2015. The original issue discount of $9.4 million and $11.1 million of deferred financing costs will be amortized over the term of the Facilities.
The Facilities contain customary representations and warranties and certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions without the permission of the Facilities lenders or as permitted under the Facilities including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets. The Facilities also contain financial covenants requiring that we maintain an asset coverage ratio of at least 1.5 to 1.0 and that liquidity, as defined in the Facilities agreements, must not be less than $100.0 million. The ABL also includes a fixed charge coverage ratio of at least 1.0 to 1.0, which is tested only if excess availability under the ABL falls below a specified threshold or upon the occurrence of certain other events. Additionally, in certain situations, we may be required to offer to prepay some principal amounts under the Term Loan Facility including 50% of our fiscal excess cash flow, as defined in the Term Loan Facility agreement.
We were in compliance with covenants of the Facilities as of June 30, 2015. As of June 30, 2015, we have no borrowings outstanding and $48.2 million of letters of credit outstanding with borrowing capacity of $44.4 million available subject to covenant constraints under our ABL Facility.
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the three and six month periods ended June 30, 2015 were as follows:

June 30, 2015
(in thousands)
ABL Facility	—%
Term Loan Facility	10.38%
Senior Secured Credit Facility
On June 1, 2015, in connection with entering into the ABL Facility and the Term Loan Facility, we terminated our senior secured revolving bank credit facility, dated as of March 31, 2011, as amended through December 5, 2014 (the “2011 Credit Facility”), which was scheduled to mature no later than March 31, 2016. The 2011 Credit Facility provided for a senior secured credit facility consisting of a revolving credit facility, letter of credit sub-facility and swing line facility of up to an aggregate principal amount of $400.0 million. The 2011 Credit Facility was terminated without any prepayment penalties. The remaining unamortized deferred financing costs of $0.8 million were written off at the time of the termination.
The interest rate per annum applicable to the 2011 Credit Facility was, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans had ranged from 225 to 300 basis points, and the applicable margin for all other loans had ranged from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility was equal to 0.5%. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.14% and 2.88% for the three-month periods ended June 30, 2015 and June 30, 2014, respectively, and the weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.15% and 2.88% for six months ended June 30, 2015 and June 30, 2014, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of June 30, 2015, $2.0 million of letters of credit were outstanding under the facility.
Off-Balance Sheet Arrangements
At June 30, 2015 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
As of June 30, 2015, we had cash and cash equivalents of $225.5 million, borrowing capacity of $44.4 million, subject to covenant constraints under the ABL Facility, and no significant debt maturities until 2020. We believe that our internally generated cash flows from operations and current reserves of cash and cash equivalents will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months. Also, as we have historically done, we may, from time to time, access available funds under our ABL Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our ABL Credit Facility and, in the case of acquisitions, equity.

Capital Expenditures
During the six months ended June 30, 2015, our capital expenditures totaled $32.7 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2015 contemplates spending approximately $50.0 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2015 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2015 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2015 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2015 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to various suits and claims that have arisen in the ordinary course of business. We do not believe that the disposition of any of our ordinary course litigation will result in a material adverse effect on our consolidated financial position, results of operations or cash flows. For additional information on legal proceedings, see “Note 11. Commitments and Contingencies” in “Item 1. Financial Statements” of Part I of this report, which is incorporated herein by reference.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. A hearing on the class certification motion is scheduled for August 10, 2015. One of the remaining cases has been stayed pending outcome of the class certification motion. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. At this time, we cannot estimate any possible loss or range of loss.
In January, 2014, the SEC advised Key that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. On May 30, 2014, Key voluntarily disclosed the allegation involving our Mexico operations and certain information from the Company’s initial investigation to both the SEC and Department of Justice (“DOJ”). A Special Committee of our Board of Directors is investigating this allegation as well as possible violations of the FCPA involving business activities of our operations in Russia. The fact-finding portion of the Special Committee’s investigation, which also included a review of certain aspects of the Company’s operations in Colombia, as well as a risk assessment with regard to our other international locations, has been completed and the Special Committee is in the process of concluding its work. We continue to cooperate with the investigations by the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot reasonably estimate any possible loss or range of loss.
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
In April 2015, a collective action lawsuit was filed in the Middle District of Pennsylvania, individually and on behalf of similarly situated employees, alleging violations of the Pennsylvania Minimum Wage Act and the FLSA. This lawsuit was dismissed, without prejudice, on April 30, 2015.
            In May 2015, a class and collective action lawsuit was filed in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act. We have answered the lawsuit and asserted affirmative defenses. Because the case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss of this case.

ITEM 1A.	RISK FACTORS
Reference is made to Part I, Item 1A. Risk Factors of the 2014 Form 10-K, as updated by Part II, Item 1A. Risk Factors of the Form 10-Q for the quarter ended March 31, 2015 for information concerning risk factors.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2015, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
April 1, 2015 to April 30, 2015	221	$1.86
May 1, 2015 to May 31, 2015	38,330	2.59
June 1, 2015 to June 30, 2015	768	1.74
Total	39,319	$2.57

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	August 3, 2015	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

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

10.1†*
Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan Performance Unit Award Agreement dated January 30th by and between Richard J. Alario and Key Energy Services, Inc. as revised June 13, 2015.

10.2†
Employment Agreement dated June 22, 2015 by and between Robert Drummond, Key Energy Services, Inc. and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 22, 2015, File No. 001-08038.)

10.3
Loan and Security Agreement, dated as of June 1, 2015, among Key Energy Services, Inc. and Key Energy Services, LLC, as the borrowers, certain subsidiaries of the borrowers named as guarantors therein, the financial institutions party thereto from time to time as lenders, Bank of America, N.A., as administrative agent for the lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-collateral agents for the lenders. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 2, 2015, File No. 001-08038.)

10.4
Term Loan and Security Agreement, dated as of June 1, 2015, among Key Energy Services, Inc., as borrower, certain subsidiaries of the borrower named as guarantors therein, the financial institutions party thereto from time to time as lenders, Cortland Capital Market Services LLC, as agent for the lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner.(Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 2, 2015, File No. 001-08038.)

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