Form 10-Q
period 2015-09-30
KEY ENERGY SERVICES INC
filed 2015-11-09
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of October 30, 2015, the number of outstanding shares of common stock of the registrant was 157,570,063.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2015

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$199,117	$27,304
Accounts receivable, net of allowance for doubtful accounts of $23,597 and $2,925, respectively	129,328	289,466
Inventories	31,949	30,171
Other current assets	80,269	86,854
Total current assets	440,663	433,795
Property and equipment	2,421,627	2,555,515
Accumulated depreciation	(1,415,801)	(1,320,257)
Property and equipment, net	1,005,826	1,235,258
Goodwill	—	582,739
Other intangible assets, net	7,034	14,500
Other non-current assets	40,501	56,471
TOTAL ASSETS	$1,494,024	$2,322,763
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$36,131	$77,631
Current portion of long-term debt	3,150	—
Other current liabilities	99,025	164,227
Total current liabilities	138,306	241,858
Long-term debt	961,566	737,691
Workers' compensation, vehicular and health insurance liabilities	28,885	29,690
Deferred tax liabilities	40,044	228,394
Other non-current liabilities	32,542	27,067
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 157,697,732 and 153,557,108 shares issued and outstanding	15,770	15,356
Additional paid-in capital	964,817	960,647
Accumulated other comprehensive loss	(42,030)	(37,280)
Retained earnings (deficit)	(645,876)	119,340
Total equity	292,681	1,058,063
TOTAL LIABILITIES AND EQUITY	$1,494,024	$2,322,763
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES	$176,857	$365,798	$642,152	$1,072,534
COSTS AND EXPENSES:
Direct operating expenses	174,505	272,112	537,876	793,297
Depreciation and amortization expense	45,270	50,924	138,377	154,203
General and administrative expenses	45,314	65,224	163,668	175,971
Impairment expense	649,944	60,792	692,996	89,479
Operating loss	(738,176)	(83,254)	(890,765)	(140,416)
Interest expense, net of amounts capitalized	21,704	13,417	52,104	40,397
Other (income) loss, net	5,915	348	10,099	(2,454)
Loss before income taxes	(765,795)	(97,019)	(952,968)	(178,359)
Income tax benefit	125,634	34,790	187,752	52,035
NET LOSS	$(640,161)	$(62,229)	$(765,216)	$(126,324)
Loss per share:
Basic and diluted	$(4.06)	$(0.41)	$(4.90)	$(0.82)
Weighted average shares outstanding:
Basic and diluted	157,605	153,550	156,266	153,327
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
NET LOSS	$(640,161)	$(62,229)	$(765,216)	$(126,324)
Other comprehensive loss:
Foreign currency translation loss	(5,266)	(7,010)	(4,750)	(9,011)
COMPREHENSIVE LOSS	$(645,427)	$(69,239)	$(769,966)	$(135,335)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(765,216)	$(126,324)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	138,377	154,203
Impairment expense	692,996	89,479
Bad debt expense	1,832	1,484
Accretion of asset retirement obligations	468	447
Loss (income) from equity method investments	(6)	221
Amortization and write-off of deferred financing costs and premium	3,335	1,682
Deferred income tax benefit	(126,752)	(30,066)
Loss on disposal of assets, net	5,713	3,760
Share-based compensation	8,198	9,277
Excess tax expense from share-based compensation	3,301	1,240
Changes in working capital:
Accounts receivable	157,815	51,585
Other current assets	5,643	(3,410)
Accounts payable, accrued interest and accrued expenses	(107,576)	(12,050)
Share-based compensation liability awards	(55)	(578)
Other assets and liabilities	(38,911)	(14,866)
Net cash provided by (used in) operating activities	(20,838)	126,084
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(38,907)	(108,120)
Proceeds from sale of fixed assets	11,500	12,288
Proceeds from notes receivable	595	3,990
Net cash used in investing activities	(26,812)	(91,842)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(788)	(3,573)
Proceeds from long-term debt	305,550	—
Proceeds from borrowings on revolving credit facility	130,000	220,000
Repayments on revolving credit facility	(200,000)	(225,000)
Payment of deferred financing costs	(11,072)	—
Repurchases of common stock	(313)	(2,239)
Excess tax expense from share-based compensation	(3,301)	(1,240)
Net cash provided by (used in) financing activities	220,076	(12,052)
Effect of changes in exchange rates on cash	(613)	6,896
Net increase in cash and cash equivalents	171,813	29,086
Cash and cash equivalents, beginning of period	27,304	28,306
Cash and cash equivalents, end of period	$199,117	$57,392

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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
In the third quarter of 2015, we transferred four rigs from Ecuador to the U.S. and sold the remaining operating assets of our Ecuadorian business unit at auction and recorded an impairment of $4.1 million to reduce the carrying of those assets to the price at which they were sold.
Additionally, during the third quarter of 2015, the assets and related liabilities of our Bahrain business unit and certain assets of our Colombian business unit, which are included in our International reporting segment, and our Enhanced Oilfield Technology business unit, which is included in our Fishing and Rental reporting segment, met the criteria for assets held for sale. In Bahrain, we are negotiating to sell our subsidiary for $4.9 million. We expect this sale to be complete before the end of 2015. In Colombia, we relocated one rig to the U.S. in the third quarter of 2015 and plan to sell or relocate thirteen rigs to the U.S. in the fourth quarter. We plan to sell the remaining property and equipment, net, and inventories of our Colombian business unit in the fourth quarter of 2015. We are also planning to sell certain assets of our Enhanced Oilfield Technology business unit and expect this sale to be complete before the end of 2015. We recorded an impairment of $7.0 million, $25.3 million and $6.0 million for our Bahraini, Colombian and Enhanced Oilfield Technology business units, respectively, to reduce the carrying value of these assets and related liabilities to the fair market value.
The following assets and related liabilities are classified as held for sale on our September 30, 2015 condensed consolidated balance sheet.

	Bahrain	Oman	Colombia	Enhanced Oilfield Technology	Total
	(in thousands)
Current assets:
Cash and cash equivalents	$1,576	$—	$—	$—	$1,576
Accounts receivable	385	—	—	—	385
Inventories	—	591	83	1,791	2,465
Other current assets	660	—	—	—	660
Total current assets	2,621	591	83	1,791	5,086
Property and equipment, net	2,421	3,631	4,014	1,209	11,275
Other non-current assets	137	—	—	—	137
Total assets	$5,179	$4,222	$4,097	$3,000	$16,498
Current liabilities:		—	—	—	—
Accounts payable	149	—	—	—	149
Other current liabilities	46	—	—	—	46
Total current liabilities	195	—	—	—	195
Other non-current liabilities	84	—	—	—	84
Net Assets	$4,900	$4,222	$4,097	$3,000	$16,219

NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2015 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2014	153,557	$15,356	$960,647	$(37,280)	$119,340	$1,058,063
Foreign currency translation	—	—	—	(4,750)	—	(4,750)
Common stock purchases	(147)	(15)	(298)	—	—	(313)
Share-based compensation	4,288	429	7,769	—	—	8,198
Tax expense from share-based compensation	—	—	(3,301)	—	—	(3,301)
Net loss	—	—	—	—	(765,216)	(765,216)
Balance at September 30, 2015	157,698	$15,770	$964,817	$(42,030)	$(645,876)	$292,681

A reconciliation of the total carrying amount of our equity accounts for nine months ended September 30, 2014 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2013	152,331	$15,233	$953,306	$(15,414)	$297,968	$1,251,093
Foreign currency translation	—	—	—	(9,011)	—	(9,011)
Common stock purchases	(288)	(29)	(2,210)	—	—	(2,239)
Share-based compensation	1,516	152	9,125	—	—	9,277
Tax expense from share-based compensation	—	—	(1,240)	—	—	(1,240)
Net loss	—	—	—	—	(126,324)	(126,324)
Balance at September 30, 2014	153,559	$15,356	$958,981	$(24,425)	$171,644	$1,121,556
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Other current assets:
Deferred tax assets	$10,142	$11,823
Prepaid current assets	19,460	28,218
Reinsurance receivable	8,941	9,200
VAT asset	14,997	18,889
Current assets held for sale	5,086	—
Other	21,643	18,724
Total	$80,269	$86,854

The table below presents comparative detailed information about other non-current assets at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Other non-current assets:
Deferred tax assets	$11,279	$35,238
Reinsurance receivable	9,375	9,537
Deposits	7,352	10,125
Equity method investments	993	987
Non-current assets held for sale	11,412	—
Other	90	584
Total	$40,501	$56,471
The table below presents comparative detailed information about other current liabilities at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$28,115	$32,477
Accrued operating expenditures	13,736	45,899
Income, sales, use and other taxes	7,240	25,892
Self-insurance reserve	30,425	31,359
Accrued interest	12,315	15,241
Accrued insurance premiums	315	7,515
Current liabilities held for sale	195	—
Share-based compensation and other liabilities	6,684	5,844
Total	$99,025	$164,227
The table below presents comparative detailed information about other non-current liabilities at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$12,711	$12,525
Environmental liabilities	5,425	5,730
Accrued rent	—	263
Accrued sales, use and other taxes	11,751	5,411
Non-current liabilities held for sale	84	—
Other	2,571	3,138
Total	$32,542	$27,067

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 are as follows:

	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Total
	(in thousands)
December 31, 2014	$297,719	$24,479	$82,695	$173,463	$4,383	$582,739
Goodwill impairment	(297,719)	(24,479)	(82,695)	(173,463)	(4,383)	(582,739)
September 30, 2015	$—	$—	$—	$—	$—	$—
The components of our other intangible assets as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Noncompete agreements:
Gross carrying value	$2,269	$2,269
Accumulated amortization	(1,935)	(1,710)
Net carrying value	334	559
Patents, trademarks and tradenames:
Gross carrying value	1,435	3,106
Accumulated amortization	(293)	(263)
Net carrying value	1,142	2,843
Customer relationships and contracts:
Gross carrying value	58,797	59,045
Accumulated amortization	(53,923)	(52,303)
Net carrying value	4,874	6,742
Developed technology:
Gross carrying value	4,074	8,494
Accumulated amortization	(3,390)	(4,138)
Net carrying value	684	4,356
Customer backlog:
Gross carrying value	779	779
Accumulated amortization	(779)	(779)
Net carrying value	—	—
Total:
Gross carrying value	67,354	73,693
Accumulated amortization	(60,320)	(59,193)
Net carrying value	$7,034	$14,500

Of our intangible assets at September 30, 2015, $1.0 million are indefinite-lived tradenames which are not subject to amortization. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2015	2016	2017	2018	2019	2020
		(in thousands)
Noncompete agreements	1.1	$74	$260	$—	$—	$—	$—
Trademarks	2.7	10	40	40	17	—	—
Customer relationships and contracts	3.4	617	1,869	1,387	431	341	229
Developed technology	3.7	45	179	179	179	102	—
Total expected intangible asset amortization expense		$746	$2,348	$1,606	$627	$443	$229
Certain of our other intangible assets are denominated in Russian Rubles and, as such, the values of these assets are subject to fluctuations associated with changes in exchange rates. Amortization expense for our intangible assets was $0.8 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, and $2.4 million and $7.8 million for the nine months ended September 30, 2015 and 2014, respectively.
As a result of the planned sale of certain of our Enhanced Oilfield Technology business units assets, we will no longer be using a certain developed technology patent. As a result, we fully impaired the $3.4 million patent. In addition, we will no longer use our Edge tradename. As a result, we fully impaired the $1.5 million tradename. Both the Edge tradename and Enhanced Oilfield Technology developed technology patent were part of our Fishing and Rental Services segment.
We perform an analysis of goodwill impairment on an annual basis unless an event occurs that triggers additional interim testing. The decline in market value of our stock during the fourth quarter of 2014 was determined to be a triggering event making it necessary to perform the first step of the goodwill impairment test for our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services, Fluid Management Services and International segments. Based on the results of our step one analysis, the fair value of our U.S. Rig Services, Fluid Management Services and Fishing and Rental Services segments exceeded their carrying values, but the analysis indicated potential impairment in our Coiled Tubing Services segment. Step two of the goodwill impairment testing for the Coiled Tubing Services segment was performed preliminarily during the fourth quarter of 2014 and our analysis concluded that $19.1 million of goodwill was impaired. During the first quarter of 2015, we engaged outside consultants to assist us in finalizing our step two testing. Based on the additional analysis performed, we concluded that there was an additional $21.7 million of goodwill that was impaired.
The additional decline in market value of our stock during the third quarter of 2015 as well as the persistent low oil prices and the affect that low oil prices have on our industry were also determined to be triggering events making it necessary to perform testing for possible goodwill impairment for our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services, Fluid Management Services and International segments. Our analysis concluded that the remaining $561.0 million of goodwill of these segments was fully impaired. Also, during our goodwill analysis, there was an indication of impairment of fixed assets in our Coiled Tubing Services segment. See “Note 7. Impairment of Fixed Assets” for further discussion.
NOTE 7. IMPAIRMENT OF FIXED ASSETS
The decline in market value of our common stock in comparison to the carrying value of our assets during the third quarter of 2015 as well as the persistent low oil prices and the affect that low oil prices have on our industry were determined to be goodwill testing triggering events. These triggering events required us to perform step one of the goodwill impairment test to identify potential impairment. Our step one testing indicated potential impairment in our Coiled Tubing Services segment which required us to perform step two of the goodwill impairment test to determine the amount of impairment, if any. Our preliminary step two testing performed during the third quarter of 2015, using a discounted cash flow model to determine fair value, concluded that certain fixed assets were impaired. As a result, we recorded an estimated pre-tax charge of $45.0 million in the third quarter of 2015. During the fourth quarter of 2015, we will engage with outside consultants to assist us in finalizing the analysis needed to complete our step two testing and any adjustment to the amount recorded, which may be material, will be recorded at that time.

NOTE 8. LONG-TERM DEBT
As of September 30, 2015 and December 31, 2014, the components of our long-term debt were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
Term Loan Facility due 2020	314,212	—
Senior Secured Credit Facility revolving loans due 2016	—	70,000
Debt issuance costs and unamortized premium (discount) on debt, net	(24,496)	(7,309)
Total	964,716	737,691
Less current portion	(3,150)	—
Long-term debt	$961,566	$737,691
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2015, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of September 30, 2015.
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
The Facilities contain customary representations and warranties and certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions without the permission of the Facilities lenders or as permitted under the Facilities including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets. The Facilities also contain financial covenants requiring that we maintain an asset coverage ratio of at least 1.5 to 1.0 and that liquidity, as defined in the Facilities agreements, must not be less than $100.0 million. The ABL also includes a fixed charge coverage ratio of at least 1.0 to 1.0, which is tested only if excess availability under the ABL falls below a specified threshold or upon the occurrence of certain other events. Additionally, in certain situations, we may be required to offer to prepay some principal amounts under the Term Loan Facility including 50% of our fiscal excess cash flow, as defined in the Term Loan Facility agreement. In the event of a change in control, as defined in the Term Loan Facility agreement, the Company must offer to prepay all term loans (i) at a price of 101% of the amount outstanding if, after giving effect to such change of control, the asset coverage ratio is at least 1.5 to 1.0 or (ii) at a price equal to the greater of 101% of the amount outstanding and the applicable prepayment premium provided for in the Term Loan Facility if, after giving effect to such change of control, the asset coverage ratio is less than 1.5 to 1.0.
We were in compliance with covenants of the Facilities as of September 30, 2015. As of September 30, 2015, we have no borrowings outstanding under the ABL Facility and $48.2 million of letters of credit outstanding with borrowing capacity of $30.5 million available subject to covenant constraints under our ABL Facility.
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the three and nine month periods ended September 30, 2015 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
(in thousands)
ABL Facility	—%	—%
Term Loan Facility	10.25%	10.28%
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
The interest rate per annum applicable to the 2011 Credit Facility was, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans had ranged from 225 to 300 basis points, and the applicable margin for all other loans had ranged from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility was equal to 0.5%. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were zero and 3.01% for the three-month periods ended September 30, 2015 and September 30, 2014, respectively, and the weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.14% and 2.92% for the nine months ended September 30, 2015 and September 30, 2014, respectively.

Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of September 30, 2015, $2.0 million of letters of credit were outstanding under the facility.
NOTE 9. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other (income) loss, net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest income	$(61)	$(12)	$(99)	$(60)
Foreign exchange loss	2,472	1,118	4,065	1,107
Allowance for collectibility of notes receivable	3,755	—	7,705	—
Other, net	(251)	(758)	(1,572)	(3,501)
Total	$5,915	$348	$10,099	$(2,454)
NOTE 10. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended September 30, 2015 and 2014 were 16.4% and 35.9%, respectively, and 19.7% and 29.2% for the nine months ended September 30, 2015 and 2014, respectively. Excluding the impact of non-deductible goodwill impairment expense and valuation allowances recorded against deferred tax assets in the third quarter, our effective tax rates for the three and nine month periods ended September 30, 2015, were 31.7% and 32.1%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. In the third quarter we concluded that it is more likely than not that all or a portion of the deferred tax assets related to the net operating loss carryforwards of certain of our international businesses will not be realized. As a result, we recorded a valuation allowance in the amount of $23.0 million against the net deferred tax asset as of September 30, 2015.
As of September 30, 2015 and December 31, 2014, we had $1.0 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax expense of less than $0.1 million for the three months ended September 30, 2015 and 2014, related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2012.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of $0.1 million for the payment of interest and penalties as of September 30, 2015 and December 31, 2014. We believe that it is reasonably possible that $0.6 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three or nine months ended September 30, 2015 and 2014.

NOTE 11. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $1.5 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of September 30, 2015. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. A hearing on the class certification motion was held August 10, 2015. As of October 30, 2015, no decision has been made by the court. One of the remaining cases has been stayed pending outcome of the class certification motion. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. At this time, we cannot estimate any possible loss or range of loss.
In January 2014, the SEC advised Key that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. On May 30, 2014, Key voluntarily disclosed the allegation involving our Mexico operations and certain information from the Company’s initial investigation to both the SEC and Department of Justice (“DOJ”). A Special Committee of our Board of Directors conducted an investigation regarding this allegation as well as possible violations of the FCPA involving business activities of our operations in Russia. The Special Committee’s independent review, which also included a review of certain aspects of the Company’s operations in Colombia, as well as a risk assessment with regard to our other international locations, has been completed. We are continuing to cooperate with the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot reasonably estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) and Rule 10(b)-5, Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint adds Taylor M. Whichard III and Newton W. Wilson III as defendants, and seeks to represent a class of purchasers of the Company's stock between September 4, 2012 and July 17, 2014. Defendants Key Energy Services, Inc., Richard J. Alario, J. Marshall Dodson and Newton W. Wilson III filed a Motion to Dismiss on April 14, 2015. Defendant Taylor M. Whichard III filed a Joinder in Motion and Motion to Dismiss on the same date. Lead plaintiff filed an opposition to that motion, and all defendants filed reply briefs in support of the motion. The court has not ruled upon it. Because this case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
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
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of September 30, 2015 and December 31, 2014, we have recorded $59.3 million and $61.0 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $18.3 million and $18.7 million of insurance receivables as of September 30, 2015 and December 31, 2014, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of September 30, 2015 and December 31, 2014, we have recorded $5.4 million and $5.7 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(640,161)	$(62,229)	$(765,216)	$(126,324)
Denominator
Weighted average shares outstanding	$157,605	$153,550	$156,266	153,327
Basic and diluted loss per share	$(4.06)	$(0.41)	$(4.90)	$(0.82)
Stock options, warrants and stock appreciation rights (“SARs”) are included in the computation of diluted loss per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculations for the three months ended September 30, 2015 exclude the potential exercise of 1.0 million stock options and 0.3 million SARs and for the nine months ended September 30, 2015 exclude the potential exercise of 1.3 million stock options and 0.3 million SARs as they would be anti-dilutive due to net loss during the period. The diluted earnings per share calculations for the three months ended September 30, 2014 exclude the potential exercise of 1.3 million stock options and 0.3 million SARs and for the nine months ended September 30, 2014 exclude the potential exercise of 1.4 million stock options and 0.3 million SARs as they would be anti-dilutive due to net loss during the period. No events occurred after September 30, 2015 that would materially affect the number of weighted average shares outstanding.
NOTE 13. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $0.8 million and less than $0.1 million during the three months ended September 30, 2015 and 2014, respectively, and the related income tax benefit recognized was $0.2 million and less than $0.1 million for the same periods. We recognized employee share-based compensation expense of $6.9 million and $7.1 million during the nine months ended September 30, 2015 and 2014, respectively, and the related income tax expense recognized was $2.4 million and $2.3 million, respectively, for the same period. We did not capitalize any share-based compensation during the three and nine months ended September 30, 2015 and 2014.
The unrecognized compensation cost related to our unvested restricted stock as of September 30, 2015 is estimated to be $8.3 million and is expected to be recognized over a weighted-average period of 1.3 years. All outstanding stock options are vested and there are no unrecognized cost related to our stock options as of September 30, 2015. No phantom stock was outstanding as of September 30, 2015.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of September 30, 2015, the fair value of outstanding performance units was $0.8 million, and is being accreted to compensation expense over the vesting terms of the awards. As of September 30, 2015, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.6 million and is expected to be recognized over a weighted-average period of 2.2 years.
NOTE 14. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $2.3 million and $8.1 million for the three months ended September 30, 2015 and 2014, respectively, and $10.1 million and $26.2 million for the nine months ended September 30, 2015 and 2014, respectively. Receivables outstanding from Anadarko were approximately $0.9 million and $2.9 million as of September 30, 2015 and December 31, 2014, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 15. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2015 and December 31, 2014.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable - Argentina operations sale	$—	$—	$8,300	$8,300
Financial liabilities:
6.75% Senior Notes due 2021	$675,000	$236,250	$675,000	$413,438
Term Loan Facility due 2020	314,212	314,212	—	—
Credit Facility revolving loans	—	—	70,000	70,000
Notes receivable — Argentina operations sale. A $4.0 million valuation allowance for collectibility of the notes receivable was recorded in the first quarter of 2015. An additional $3.8 million reserve was recorded in the third quarter of 2015.
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2015 was $675.0 million, and the fair value was $236.3 million (35.0% of carrying value).
Term Loan Facility due 2020. Because the variable interest rates of these loans approximate current market rates, the fair values of the loans borrowed under this facility approximate their carrying values.
Credit Facility Revolving Loans. In connection with entering into the ABL Facility and the Term Loan Facility, we terminated our 2011 Credit Facility on June 1, 2015.
NOTE 16. SEGMENT INFORMATION
We revised our reportable business segments as of the fourth quarter of 2014. The revised reportable segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Segment disclosures as of and for the the three and nine months ended September 30, 2014 have been revised to reflect the change in reportable segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.

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
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. We are in negotiations to sell our subsidiary in Bahrain and certain assets in Oman. We expect these sales to occur before the end of 2015. In the third quarter, we transferred four rigs from Ecuador to the U.S. and sold the remaining operating assets of our Ecuadorian business unit at auction. Additionally, in Colombia, we relocated one rig to the U.S. in the third quarter and plan to sell or relocate thirteen rigs to the U.S. in the fourth quarter. We plan to sell the remaining property and equipment, net, and inventories of our Colombian business unit in the fourth quarter of 2015.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.
Financial Summary
The following tables set forth our unaudited segment information as of and for the three and nine months ended September 30, 2015 and 2014 (in thousands):

As of and for the three months ended September 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$85,200	$35,519	$20,820	$27,629	$7,689	$—	$—	$176,857
Intersegment revenues	84	417	2	1,552	763	542	(3,360)	—
Depreciation and amortization	14,876	6,618	5,671	8,561	6,236	3,308	—	45,270
Impairment expense	297,719	24,479	105,995	180,974	40,777	—	—	649,944
Other operating expenses	77,939	32,758	25,726	24,172	32,844	26,380	—	219,819
Operating loss	(305,334)	(28,336)	(116,572)	(186,078)	(72,168)	(29,688)	—	(738,176)
Interest expense, net of amounts capitalized	—	—	—	—	16	21,688	—	21,704
Loss before income taxes	(305,373)	(28,321)	(116,570)	(185,784)	(74,408)	(55,339)	—	(765,795)
Long-lived assets(1)	495,278	152,610	60,871	141,349	150,897	198,340	(145,984)	1,053,361
Total assets	1,333,275	279,377	143,892	474,416	250,438	(579,969)	(407,405)	1,494,024
Capital expenditures	779	2,200	434	2,586	4	229	—	6,232

As of and for the three months ended September 30, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$178,219	$63,818	$42,309	$55,502	$25,950	$—	$—	$365,798
Intersegment revenues	278	368	—	(1,045)	2,343	361	(2,305)	—
Depreciation and amortization	15,375	8,101	5,850	11,031	7,689	2,878	—	50,924
Impairment expense	—	—	—	60,792	—	—	—	60,792
Other operating expenses	134,707	55,859	36,443	39,094	27,517	43,716	—	337,336
Operating income (loss)	28,137	(142)	16	(55,415)	(9,256)	(46,594)	—	(83,254)
Interest expense, net of amounts capitalized	—	—	—	—	1	13,416	—	13,417
Income (loss) before income taxes	28,214	(104)	240	(55,397)	(10,274)	(59,698)	—	(97,019)
Long-lived assets(1)	782,392	201,985	217,122	347,144	260,706	274,946	(160,014)	1,924,281
Total assets	1,593,832	288,597	254,701	657,890	415,678	(430,217)	(373,835)	2,406,646
Capital expenditures	22,884	583	3,071	9,618	831	1,704	—	38,691

As of and for the nine months ended September 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$299,275	$125,452	$73,446	$98,461	$45,518	$—	$—	$642,152
Intersegment revenues	543	1,146	2	4,801	2,928	1,626	(11,046)	—
Depreciation and amortization	44,561	20,865	17,279	26,507	19,572	9,593	—	138,377
Impairment expense	297,719	24,479	127,695	180,974	62,129	—	—	692,996
Other operating expenses	258,461	107,027	72,949	83,688	74,467	104,952	—	701,544
Operating loss	(301,466)	(26,919)	(144,477)	(192,708)	(110,650)	(114,545)	—	(890,765)
Interest expense, net of amounts capitalized	—	—	—	—	16	52,088	—	52,104
Loss before income taxes	(301,408)	(26,838)	(144,464)	(192,584)	(113,958)	(173,716)	—	(952,968)
Long-lived assets(1)	495,278	152,610	60,871	141,349	150,897	198,340	(145,984)	1,053,361
Total assets	1,333,275	279,377	143,892	474,416	250,438	(579,969)	(407,405)	1,494,024
Capital expenditures	13,641	6,000	4,555	8,205	2,879	3,627	—	38,907

As of and for the nine months ended September 30, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$512,950	$187,493	$129,912	$158,052	$84,127	$—	$—	$1,072,534
Intersegment revenues	568	512	—	(1,045)	7,111	1,446	(8,592)	—
Depreciation and amortization	44,166	24,534	17,655	35,646	23,388	8,814	—	154,203
Impairment expense	—	—	—	60,792	28,687	—	—	89,479
Other operating expenses	393,344	159,796	106,685	113,396	88,645	107,402	—	969,268
Operating income (loss)	75,440	3,163	5,572	(51,782)	(56,593)	(116,216)	—	(140,416)
Interest expense, net of amounts capitalized	—	—	(1)	—	29	40,369	—	40,397
Income (loss) before income taxes	76,458	3,594	6,083	(51,468)	(57,511)	(155,515)	—	(178,359)
Long-lived assets(1)	782,392	201,985	217,122	347,144	260,706	274,946	(160,014)	1,924,281
Total assets	1,593,832	288,597	254,701	657,890	415,678	(430,217)	(373,835)	2,406,646
Capital expenditures	66,780	2,341	6,568	20,773	4,501	7,157	—	108,120

(1)	Long-lived assets include fixed assets, goodwill, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.

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

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$194,876	$218,717	$27,070	$—	$440,663
Property and equipment, net	—	979,808	26,018	—	1,005,826
Goodwill	—	—	—	—	—
Intercompany notes and accounts receivable and investment in subsidiaries	2,277,824	1,248,558	59,222	(3,585,604)	—
Other assets	—	41,831	5,704	—	47,535
TOTAL ASSETS	$2,472,700	$2,488,914	$118,014	$(3,585,604)	$1,494,024
Liabilities and equity:
Current liabilities	$4,791	$114,406	$19,109	$—	$138,306
Long-term debt	961,566	—	—	—	961,566
Intercompany notes and accounts payable	1,162,648	2,724,959	130,048	(4,017,655)	—
Deferred tax liabilities	44,149	344	(4,449)	—	40,044
Other long-term liabilities	6,882	54,578	(33)	—	61,427
Equity	292,664	(405,373)	(26,661)	432,051	292,681
TOTAL LIABILITIES AND EQUITY	$2,472,700	$2,488,914	$118,014	$(3,585,604)	$1,494,024

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$39,020	$341,188	$53,587	$—	$433,795
Property and equipment, net	—	1,128,776	106,482	—	1,235,258
Goodwill	—	578,358	4,381	—	582,739
Intercompany notes and accounts receivable and investment in subsidiaries	3,170,874	1,426,160	42,352	(4,639,386)	—
Other assets	—	56,664	14,307	—	70,971
TOTAL ASSETS	$3,209,894	$3,531,146	$221,109	$(4,639,386)	$2,322,763
Liabilities and equity:
Current liabilities	$22,046	$192,079	$27,733	$—	$241,858
Long-term debt	737,691	—	—	—	737,691
Intercompany notes and accounts payable	1,162,648	2,696,051	123,810	(3,982,509)	—
Deferred tax liabilities	228,199	398	(134)	(69)	228,394
Other long-term liabilities	1,264	55,182	311	—	56,757
Equity	1,058,046	587,436	69,389	(656,808)	1,058,063
TOTAL LIABILITIES AND EQUITY	$3,209,894	$3,531,146	$221,109	$(4,639,386)	$2,322,763

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$170,913	$8,876	$(2,932)	$176,857
Direct operating expense	—	166,503	9,487	(1,485)	174,505
Depreciation and amortization expense	—	43,001	2,269	—	45,270
General and administrative expense	200	42,664	3,891	(1,441)	45,314
Impairment expense	—	610,384	39,560	—	649,944
Operating loss	(200)	(691,639)	(46,331)	(6)	(738,176)
Interest expense, net of amounts capitalized	21,689	—	15	—	21,704
Other (income) loss, net	(756)	5,164	1,462	45	5,915
Loss before income taxes	(21,133)	(696,803)	(47,808)	(51)	(765,795)
Income tax (expense) benefit	146,571	(21,259)	322	—	125,634
Net income (loss)	$125,438	$(718,062)	$(47,486)	$(51)	$(640,161)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$340,496	$30,163	$(4,861)	$365,798
Direct operating expense	—	252,747	21,115	(1,750)	272,112
Depreciation and amortization expense	—	47,451	3,473	—	50,924
General and administrative expense	231	62,660	5,391	(3,058)	65,224
Impairment expense	—	60,792	—	—	60,792
Operating income (loss)	(231)	(83,154)	184	(53)	(83,254)
Interest expense, net of amounts capitalized	13,415	—	2	—	13,417
Other (income) loss, net	(430)	(18)	798	(2)	348
Loss before income taxes	(13,216)	(83,136)	(616)	(51)	(97,019)
Income tax benefit	32,158	2,301	331	—	34,790
Net income (loss)	$18,942	$(80,835)	$(285)	$(51)	$(62,229)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$605,381	$46,945	$(10,174)	$642,152
Direct operating expense	—	504,843	38,107	(5,074)	537,876
Depreciation and amortization expense	—	130,525	7,852	—	138,377
General and administrative expense	607	156,458	11,684	(5,081)	163,668
Impairment expense	—	632,084	60,912	—	692,996
Operating loss	(607)	(818,529)	(71,610)	(19)	(890,765)
Interest expense, net of amounts capitalized	52,089	—	15	—	52,104
Other (income) loss, net	(1,656)	9,650	2,045	60	10,099
Loss before income taxes	(51,040)	(828,179)	(73,670)	(79)	(952,968)
Income tax (expense) benefit	208,189	(21,256)	819	—	187,752
Net income (loss)	$157,149	$(849,435)	$(72,851)	$(79)	$(765,216)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$997,806	$93,716	$(18,988)	$1,072,534
Direct operating expense	—	734,672	66,798	(8,173)	793,297
Depreciation and amortization expense	—	143,916	10,287	—	154,203
General and administrative expense	709	167,714	18,347	(10,799)	175,971
Impairment expense	—	60,792	28,687	—	89,479
Operating loss	(709)	(109,288)	(30,403)	(16)	(140,416)
Interest expense, net of amounts capitalized	40,369	(1)	29	—	40,397
Other (income) loss, net	(1,719)	(1,314)	550	29	(2,454)
Loss before income taxes	(39,359)	(107,973)	(30,982)	(45)	(178,359)
Income tax benefit	43,141	8,144	750	—	52,035
Net income (loss)	$3,782	$(99,829)	$(30,232)	$(45)	$(126,324)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(25,358)	$4,520	$—	$(20,838)
Cash flows from investing activities:
Capital expenditures	—	(37,667)	(1,240)	—	(38,907)
Intercompany notes and accounts	—	57,401	—	(57,401)	—
Other investing activities, net	—	12,095	—	—	12,095
Net cash provided by (used in) investing activities	—	31,829	(1,240)	(57,401)	(26,812)
Cash flows from financing activities:
Repayments of long-term debt	(788)	—	—	—	(788)
Proceeds from long-term debt	305,550	—	—	—	305,550
Proceeds from borrowings on revolving credit facility	130,000	—	—	—	130,000
Repayments on revolving credit facility	(200,000)	—	—	—	(200,000)
Payment of deferred financing costs	(11,072)	—	—	—	(11,072)
Repurchases of common stock	(313)	—	—	—	(313)
Intercompany notes and accounts	(57,401)	—	—	57,401	—
Other financing activities, net	(3,301)	—	—	—	(3,301)
Net cash provided by financing activities	162,675	—	—	57,401	220,076
Effect of changes in exchange rates on cash	—	—	(613)	—	(613)
Net increase in cash and cash equivalents	162,675	6,471	2,667	—	171,813
Cash and cash equivalents at beginning of period	19,949	450	6,905	—	27,304
Cash and cash equivalents at end of period	$182,624	$6,921	$9,572	$—	$199,117

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by operating activities	$—	$122,697	$3,387	$—	$126,084
Cash flows from investing activities:
Capital expenditures	—	(104,336)	(3,784)	—	(108,120)
Intercompany notes and accounts	—	(33,381)	—	33,381	—
Other investing activities, net		16,278	—	—	16,278
Net cash used in investing activities	—	(121,439)	(3,784)	33,381	(91,842)
Cash flows from financing activities:
Repayments of long-term debt	(3,573)	—	—	—	(3,573)
Proceeds from borrowings on revolving credit facility	220,000	—	—	—	220,000
Repayments on revolving credit facility	(225,000)	—	—	—	(225,000)
Repurchases of common stock	(2,239)	—	—	—	(2,239)
Intercompany notes and accounts	33,381	—	—	(33,381)	—
Other financing activities, net	(1,240)	—	—	—	(1,240)
Net cash provided by (used in) financing activities	21,329	—	—	(33,381)	(12,052)
Effect of changes in exchange rates on cash	—	—	6,896	—	6,896
Net increase in cash and cash equivalents	21,329	1,258	6,499	—	29,086
Cash and cash equivalents at beginning of period	23,115	788	4,403	—	28,306
Cash and cash equivalents at end of period	$44,444	$2,046	$10,902	$—	$57,392

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the nine months ended September 30, 2015 and 2014, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2014 Form 10-K.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2015:
First Quarter	$48.49	$2.90	1,353
Second Quarter	$57.85	$2.75	876
Third Quarter	$46.49	$2.76	833

2014:
First Quarter	$98.68	$5.18	1,779
Second Quarter	$103.35	$4.61	1,796
Third Quarter	$97.87	$3.96	1,842
Fourth Quarter	$73.21	$3.78	1,856

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key's U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2014 through the third quarter of 2015:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2015:	U.S.	International	Total
First Quarter	271,005	36,950	307,955	418,032	62
Second Quarter	232,169	25,555	257,724	342,271	63
Third Quarter	226,953	13,330	240,283	309,601	64
Total 2015	730,127	75,835	805,962	1,069,904	189

2014:
First Quarter	347,047	46,090	393,137	481,353	63
Second Quarter	355,219	33,758	388,977	493,494	63
Third Quarter	365,891	34,603	400,494	506,486	64
Fourth Quarter	341,313	41,156	382,469	481,653	61
Total 2014	1,409,470	155,607	1,565,077	1,962,986	251

(1)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Quarter Ended September 30, 2015
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
The third quarter continued to witness deterioration in the oil and gas industry as persistently low commodity prices caused oilfield service activity to continue to decline. The drilling rig count dropped to a level not seen in nearly two decades. As energy and production companies continued to operate with caution, spending on most oilfield services continued to slip due to a lack of confidence in future commodity prices and a desire to avoid uneconomic projects. We continued to face activity and pricing declines in each of our business lines, though our core production services business continues to perform somewhat better than broader market indicators.
Outside of the U.S., we moved closer to exiting the markets in which we participate outside of North America. In Oman, we have ceased operations and have neared finalization of the sale of assets in this country. In Bahrain, we also are finalizing the sale of our business. In Colombia and Ecuador, operations have ceased and we have begun the process of bringing back rigs to the U.S.; to date we have returned ten rigs to the U.S. and are evaluating the sale or relocation of the remaining nine rigs in Colombia. In Russia, we are engaged in discussion with several interested parties about a sale of the business. We are seeking to have this effort substantially completed by the end of 2015, though a sale of our business in Russia could slip into the first quarter of 2016.
Market Outlook
The domestic oil and gas complex is now facing the challenge of how to achieve return-accretive cash flow in the face of low commodity prices. We believe that due to deferred maintenance by energy producers, a backlog of well maintenance is building, though we cannot predict what factors will drive our customers to resume normal production maintenance activity levels. However, we do know that our customers must work on these wells to maintain the production base, and the economics associated with this work make sense at a much lower oil price than drilling and completion. As such, we believe that Key’s commitment to production enhancement activities will eventually provide a meaningful opportunity for us.
As we look into the fourth quarter, the outlook for the U.S. oilfield services landscape remains challenged. We expect that there will be a greater seasonal downturn than in prior years, as our customers exhaust their budgets and take longer work vacations around the holidays. We expect this exaggerated downturn to impact activity levels at a level approximately double the downturn typically seen in the fourth quarter. In light of the current challenging environment, we intend to continue to identify ways to streamline our cost structure and to explore ways to enhance the liquidity position of the company both internally and externally.
RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
REVENUES	$176,857	$365,798	$642,152	$1,072,534
COSTS AND EXPENSES:
Direct operating expenses	174,505	272,112	537,876	793,297
Depreciation and amortization expense	45,270	50,924	138,377	154,203
General and administrative expenses	45,314	65,224	163,668	175,971
Impairment expense	649,944	60,792	692,996	89,479
Operating loss	(738,176)	(83,254)	(890,765)	(140,416)
Interest expense, net of amounts capitalized	21,704	13,417	52,104	40,397
Other (income) loss, net	5,915	348	10,099	(2,454)
Loss before income taxes	(765,795)	(97,019)	(952,968)	(178,359)
Income tax benefit	125,634	34,790	187,752	52,035
NET LOSS	$(640,161)	$(62,229)	$(765,216)	$(126,324)
Consolidated Results of Operations — Three Months Ended September 30, 2015 and 2014
Revenues
Our revenues for the three months ended September 30, 2015 decreased $188.9 million, or 51.7%, to $176.9 million from $365.8 million for the three months ended September 30, 2014, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of reduced customer activity in Colombia and the exit of operations in the Middle East and South America. See “Segment Operating Results — Three Months Ended September 30, 2015 and 2014” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $97.6 million, to $174.5 million (98.7% of revenues), for the three months ended September 30, 2015, compared to $272.1 million (74.4% of revenues) for the three months ended September 30, 2014. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $5.7 million, or 11.1%, to $45.3 million during the three months ended September 30, 2015, compared to $50.9 million for the three months ended September 30, 2014. The decrease is primarily attributable to the impairment of certain fixed assets and decreases in capital expenditures and lower amortization expense due to the impairment of certain intangible assets.
General and Administrative Expenses
General and administrative expenses decreased $19.9 million, to $45.3 million (25.6% of revenues), for the three months ended September 30, 2015, compared to $65.2 million (17.8% of revenues) for the three months ended September 30, 2014. The decrease is primarily due to a decrease in expenses related to FCPA investigations and lower employee compensation costs as a result of reduced staffing levels.

Impairment Expense
During the three months ended September 30, 2015, we recorded a $561.0 million impairment of goodwill, a $45.0 million impairment of fixed assets, a $4.9 million impairment of other intangible assets that are no longer being used, and a $42.4 million impairment of fixed assets to reduce the carrying value of assets held for sale to fair market value. During the three months ended September 30, 2014, we recorded a $60.8 million impairment of goodwill and fixed assets at our Fishing and Rental Services segment.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $8.3 million, or 61.8%, to $21.7 million for the three months ended September 30, 2015, compared to $13.4 million for the same period in 2014. The increase is primarily related to increased borrowings and interest rate under the new Term Loan Facility for the three months ended September 30, 2015 compared to the same period in 2014 and the write-off of the remaining $0.8 million of unamortized deferred financing costs related to the 2011 Credit Facility in the second quarter of 2015.
Other Loss, Net
During the quarter ended September 30, 2015, we recognized other loss, net, of $5.9 million, compared to other loss, net, of $0.3 million for the quarter ended September 30, 2014. During the quarter ended March 31, 2015, we recorded an allowance for the collectibility of our notes receivable related to the sale of our operations in Argentina. An additional $3.8 million reserve was recorded in the third quarter of 2015. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other loss, net for the periods indicated:

	Three Months Ended September 30,
	2015	2014
	(in thousands)
Interest income	$(61)	$(12)
Foreign exchange loss	2,472	1,118
Allowance for collectibility of notes receivable	3,755	—
Other, net	(251)	(758)
Total	$5,915	$348
Income Tax Benefit
We recorded an income tax benefit of $125.6 million on a pre-tax loss of $765.8 million in the three months ended September 30, 2015, compared to an income tax benefit of $34.8 million on a pre-tax loss of $97.0 million in the three months ended September 30, 2014. Our effective tax rate was 16.4% for the three months ended September 30, 2015, compared to 35.9% for the three months ended September 30, 2014. Excluding the impact of non-deductible goodwill impairment expense and valuation allowances recorded against deferred tax assets in the third quarter, our effective tax rate for the three months ended September 30, 2015 was 31.7%. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
.

Segment Operating Results — Three Months Ended September 30, 2015 and 2014
The following table shows operating results for each of our segments for the three months ended September 30, 2015 and 2014 (in thousands):

For the three months ended September 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$85,200	$35,519	$20,820	$27,629	$7,689	$—	$176,857
Operating expenses	390,534	63,855	137,392	213,707	79,857	29,688	915,033
Operating loss	(305,334)	(28,336)	(116,572)	(186,078)	(72,168)	(29,688)	(738,176)

For the three months ended September 30, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$178,219	$63,818	$42,309	$55,502	$25,950	$—	$365,798
Operating expenses	150,082	63,960	42,293	110,917	35,206	46,594	449,052
Operating income (loss)	28,137	(142)	16	(55,415)	(9,256)	(46,594)	(83,254)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $93.0 million, or 52.2%, to $85.2 million for the three months ended September 30, 2015, compared to $178.2 million for the three months ended September 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our U.S. Rig Services segment were $390.5 million during the three months ended September 30, 2015, which represented an increase of $240.5 million, or 160.2%, compared to $150.1 million for the same period in 2014. These expenses increased primarily as a result of impairment expense in 2015, partially offset by a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $28.3 million, or 44.3%, to $35.5 million for the three months ended September 30, 2015, compared to $63.8 million for the three months ended September 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $63.9 million during the three months ended September 30, 2015, which represented a decrease of $0.1 million, or 0.2%, compared to $64.0 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels. This decrease was partially offset by impairment expense recorded in 2015.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $21.5 million, or 50.8%, to $20.8 million for the three months ended September 30, 2015, compared to $42.3 million for the three months ended September 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $137.4 million during the three months ended September 30, 2015, which represented an increase of $95.1 million, or 224.9%, compared to $42.3 million for the same period in 2014. These expenses increased primarily as a result of impairment expense in 2015, partially offset by a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.

Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $27.9 million, or 50.2%, to $27.6 million for the three months ended September 30, 2015, compared to $55.5 million for the three months ended September 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $213.7 million during the three months ended September 30, 2015, which represented an increase of $102.8 million, or 92.7%, compared to $110.9 million for the same period in 2014. These expenses increased primarily as a result of impairment expense in 2015, partially offset by a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $18.3 million, or 70.4%, to $7.7 million for the three months ended September 30, 2015, compared to $26.0 million for the three months ended September 30, 2014. The decrease was primarily attributable to lower customer activity in Colombia and the exit of operations in the Middle East and South America.
Operating expenses for our International segment increased $44.7 million, or 126.8%, to $79.9 million for the three months ended September 30, 2015, compared to $35.2 million for the three months ended September 30, 2014. These expenses increased primarily as a result of impairment expense in 2015, partially offset by a decrease in employee compensation costs and equipment expense, primarily due to lower activity.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $16.9 million, or 36.3%, to $29.7 million (16.8% of consolidated revenues) for the three months ended September 30, 2015 compared to $46.6 million (12.7% of consolidated revenues) for the same period in 2014. These expenses decreased primarily as a result of a decrease in expenses related to FCPA investigations and lower employee compensation costs as a result of reduced staffing levels.
Consolidated Results of Operations — Nine Months Ended September 30, 2015 and 2014
Revenues
Our revenues for the nine months ended September 30, 2015 decreased $430.4 million, or 40.1%, to $642.2 million from $1,072.5 million for the nine months ended September 30, 2014, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of reduced customer activity in Russia and Colombia and the exit of operations in the Middle East and South America. See “Segment Operating Results — Nine Months Ended September 30, 2015 and 2014” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $255.4 million, to $537.9 million (83.8% of revenues), for the nine months ended September 30, 2015, compared to $793.3 million (74.0% of revenues) for the nine months ended September 30, 2014. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $15.8 million, or 10.3%, to $138.4 million during the nine months ended September 30, 2015, compared to $154.2 million for the nine months ended September 30, 2014. The decrease is primarily attributable to the impairment of certain fixed assets and decreases in capital expenditures and lower amortization expense due to the impairment of certain intangible assets.
General and Administrative Expenses
General and administrative expenses decreased $12.3 million, to $163.7 million (25.5% of revenues), for the nine months ended September 30, 2015, compared to $176.0 million (16.4% of revenues) for the nine months ended September 30, 2014. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages partially offset by higher expenses related to FCPA investigations.

Impairment Expense
During the nine months ended September 30, 2015, we recorded a $582.7 million impairment of goodwill, a $45.0 million impairment of fixed assets, a $4.9 million impairment of other intangible assets that are no longer being used, and a $63.8 million impairment of fixed assets to reduce the carrying value of assets held for sale to fair market value. During the nine months ended September 30, 2014, we recorded a $28.7 million impairment of goodwill and tradenames in our Russian business unit which is included in our International reporting segment and a $60.8 million impairment of goodwill and fixed assets at our Fishing and Rental Services segment.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $11.7 million, or 29.0%, to $52.1 million for the nine months ended September 30, 2015, compared to $40.4 million for the same period in 2014. The increase is primarily related to increased borrowings and interest rate under the new Term Loan Facility for the nine months ended September 30, 2015 compared to the same period in 2014 and the write-off of the remaining $0.8 million of unamortized deferred financing costs related to the 2011 Credit Facility in the second quarter of 2015.
Other (Income) Loss, Net
During the nine months ended September 30, 2015, we recognized other loss, net, of $10.1 million, compared to other income, net, of $2.5 million for the nine months ended September 30, 2014. A $4.0 million allowance for the collectibility of our notes receivable related to the sale of our operations in Argentina was recorded in the first quarter of 2015. An additional $3.8 million reserve was recorded in the third quarter of 2015. Our foreign exchange (gain) loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Interest income	$(99)	$(60)
Foreign exchange loss	4,065	1,107
Allowance for collectibility of notes receivable	7,705	—
Other, net	(1,572)	(3,501)
Total	$10,099	$(2,454)
Income Tax Benefit
We recorded an income tax benefit of $187.8 million on a pre-tax loss of $953.0 million for the nine months ended September 30, 2015, compared to an income tax benefit of $52.0 million on a pre-tax loss of $178.4 million for the same period in 2014. Our effective tax rate was 19.7% for the nine months ended September 30, 2015, compared to 29.2% for the nine months ended September 30, 2014. Excluding the impact of non-deductible goodwill impairment expense and valuation allowances recorded against deferred tax assets in the third quarter, our effective tax rate for the nine months ended September 30, 2015 was 32.1%. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Nine Months Ended September 30, 2015 and 2014
The following table shows operating results for each of our segments for the nine months ended September 30, 2015 and 2014 (in thousands):

For the nine months ended September 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$299,275	$125,452	$73,446	$98,461	$45,518	$—	$642,152
Operating expenses	600,741	152,371	217,923	291,169	156,168	114,545	1,532,917
Operating income (loss)	(301,466)	(26,919)	(144,477)	(192,708)	(110,650)	(114,545)	(890,765)

For the nine months ended September 30, 2014
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$512,950	$187,493	$129,912	$158,052	$84,127	$—	$1,072,534
Operating expenses	437,510	184,330	124,340	209,834	140,720	116,216	1,212,950
Operating loss	75,440	3,163	5,572	(51,782)	(56,593)	(116,216)	(140,416)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $213.7 million, or 41.7%, to $299.3 million for the nine months ended September 30, 2015, compared to $513.0 million for the nine months ended September 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our U.S. Rig Services segment were $600.7 million for the nine months ended September 30, 2015, which represented an increase of $163.2 million, or 37.3%, compared to $437.5 million for the same period in 2014. These expenses increased primarily as a result of impairment expense in 2015, partially offset by a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $62.0 million, or 33.1%, to $125.5 million for the nine months ended September 30, 2015, compared to $187.5 million for the nine months ended September 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $152.4 million for the nine months ended September 30, 2015, which represented a decrease of $32.0 million, or 17.3%, compared to $184.3 million for the same period in 2014. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels. This decrease was partially offset by an impairment expense recorded in 2015.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $56.5 million, or 43.5%, to $73.4 million for the nine months ended September 30, 2015, compared to $129.9 million for the nine months ended September 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $217.9 million for the nine months ended September 30, 2015, which represented an increase of $93.6 million, or 75.3%, compared to $124.3 million for the same period in 2014. These expenses increased primarily as a result of impairment expense in 2015, partially offset by a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $59.6 million, or 37.7%, to $98.5 million for the nine months ended September 30, 2015, compared to $158.1 million for the nine months ended September 30, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $291.2 million for the nine months ended September 30, 2015, which represented an increase of $81.3 million, or 38.8%, compared to $209.8 million for the same period in 2014. These expenses increased primarily as a result of impairment expense in 2015, partially offset by a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $38.6 million, or 45.9%, to $45.5 million for the nine months ended September 30, 2015, compared to $84.1 million for the nine months ended September 30, 2014. The decrease was primarily attributable to lower customer activity in Russia and Colombia and the exit of operations in the Middle East and South America.

Operating expenses for our International segment increased $15.4 million, or 11.0%, to $156.2 million for the nine months ended September 30, 2015, compared to $140.7 million for the nine months ended September 30, 2014. These expenses increased primarily as a result of impairment expense in 2015, partially offset by a decrease in employee compensation costs and equipment expense, primarily due to lower activity.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $1.7 million, or 1.4%, to $114.5 million (17.8% of consolidated revenues) for the nine months ended September 30, 2015 compared to $116.2 million (10.8% of consolidated revenues) for the same period in 2014. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels partially offset by increased legal expense related to the FCPA investigations.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of September 30, 2015, we had cash and cash equivalents of $199.1 million. Our working capital was $302.4 million as of September 30, 2015, compared to $191.9 million as of December 31, 2014. Our working capital increased from the prior year end primarily as a result of an increase in cash and cash equivalents related to proceeds of long-term debt. Our total outstanding debt was $964.7 million, and we have no significant debt maturities until 2020. As of September 30, 2015, we have no borrowings outstanding and $48.2 million in committed letters of credit outstanding with borrowing capacity of $30.5 million available subject to covenant constraints under our ABL Facility (defined below).
Cash Flows
The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$(20,838)	$126,084
Cash paid for capital expenditures	(38,907)	(108,120)
Proceeds received from sale of fixed assets	11,500	12,288
Proceeds from notes receivable	595	3,990
Repayments of long-term debt	(788)	(3,573)
Proceeds from long-term debt	305,550	—
Proceeds from borrowings on revolving credit facility	130,000	220,000
Repayments on revolving credit facility	(200,000)	(225,000)
Payment of deferred financing costs	(11,072)	—
Other financing activities, net	(3,614)	(3,479)
Effect of exchange rates on cash	(613)	6,896
Net increase in cash and cash equivalents	$171,813	$29,086
Cash used in operating activities was $20.8 million for the nine months ended September 30, 2015 compared to cash provided by operating activities of $126.1 million for the nine months ended September 30, 2014.
Cash used in investing activities was $26.8 million and $91.8 million for nine months ended September 30, 2015 and 2014, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through September 30, 2015 primarily relate to replacement assets for our existing fleet and equipment.
Cash provided by financing activities was $220.1 million for the nine months ended September 30, 2015 compared to cash used in financing activities of $12.1 million for the nine months ended September 30, 2014. Overall financing cash inflows for 2015 primarily relate to proceeds from long-term debt partially offset by net payments on the revolving credit facility and repayments of long-term debt. Overall financing cash outflows for 2014 primarily relate to net payments on the revolving credit facility.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our ABL Facility, and internally generated cash flows from operations.

Debt Service
We have no significant maturities of debt until 2020. Interest on our ABL Facility and Term Loan Facility is due each quarter. There are no interest payments for the remainder of 2015 related to our 2021 Notes. Principal to be paid for the remainder of 2015 is approximately $0.8 million related to our Term Loan Facility. We expect to fund these payments from cash on hand or generated by operations. At September 30, 2015, our annual debt maturities for our 2021 Notes and Term Loan Facility were as follows:

Year	Principal Payments
(in thousands)
2015	$787
2016	3,150
2017	3,150
2018	3,150
2019 and thereafter	978,975
Total principal payments	$989,212
At September 30, 2015, we were in compliance with all the covenants under the ABL Facility and the Term Loan Facility and the indenture governing the 2021 Notes.
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

These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2015, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of September 30, 2015.
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
The Facilities contain customary representations and warranties and certain affirmative and negative covenants, including covenants that restrict our ability to take certain actions without the permission of the Facilities lenders or as permitted under the Facilities including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets. The Facilities also contain financial covenants requiring that we maintain an asset coverage ratio of at least 1.5 to 1.0 and that liquidity, as defined in the Facilities agreements, must not be less than $100.0 million. The ABL also includes a fixed charge coverage ratio of at least 1.0 to 1.0, which is tested only if excess availability under the ABL falls below a specified threshold or upon the occurrence of certain other events. Additionally, in certain situations, we may be required to offer to prepay some principal amounts under the Term Loan Facility including 50% of our fiscal excess cash flow, as defined in the Term Loan Facility agreement. In the event of a change in control, as defined in the Term Loan Facility agreement, the Company must offer to prepay all term loans (i) at a price of 101% of the amount outstanding if, after giving effect to such change of control, the asset coverage ratio is at least 1.5 to 1.0 or (ii) at a price equal to the greater of 101% of the amount outstanding and the applicable prepayment premium provided for in the Term Loan Facility if, after giving effect to such change of control, the asset coverage ratio is less than 1.5 to 1.0.
We were in compliance with covenants of the Facilities as of September 30, 2015. As of September 30, 2015, we have no borrowings outstanding and $48.2 million of letters of credit outstanding with borrowing capacity of $30.5 million available subject to covenant constraints under our ABL Facility.
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the three and nine month periods ended September 30, 2015 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
(in thousands)
ABL Facility	—%	—%
Term Loan Facility	10.25%	10.28%
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
The interest rate per annum applicable to the 2011 Credit Facility was, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans had ranged from 225 to 300 basis points, and the applicable margin for all other loans had ranged from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility was equal to 0.5%. The weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were zero and 3.01% for the three-month periods ended September 30, 2015 and September 30, 2014, respectively, and the weighted average interest rates on the outstanding borrowings under the 2011 Credit Facility were 3.14% and 2.92% for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of September 30, 2015, $2.0 million of letters of credit were outstanding under the facility.
Off-Balance Sheet Arrangements
At September 30, 2015 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Liquidity Outlook and Future Capital Requirements
As of September 30, 2015, we had cash and cash equivalents of $199.1 million, borrowing capacity of $30.5 million, subject to covenant constraints under the ABL Facility, and no significant debt maturities until 2020. During the third quarter, we utilized existing cash balances to fund the Company’s operations as our cash flow from operations was negative. We believe that current sources of liquidity, including cash on hand and current availability under the ABL Facility, will be sufficient to finance the majority of our cash requirements for operations, budgeted capital expenditures, and debt service for the next twelve months, however, given worsening conditions in the markets we participate in, the company may need to take other actions to address its liquidity. It should be noted that liquidity, as defined under our Facilities Agreements, must not be less than $100.0 million at any given time. Also, as we have historically done, we may, from time to time, access available funds under our ABL Facility to supplement our liquidity to meet cash requirements for day-to-day operations and times of peak needs throughout the year. Our planned capital expenditures, as well as any acquisitions we choose to pursue, could be financed through a combination of cash on hand, borrowings under our ABL Credit Facility and, in the case of acquisitions, equity.
Capital Expenditures
During the nine months ended September 30, 2015, our capital expenditures totaled $38.9 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2015 contemplates spending approximately $45.0 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2015 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2015 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2015 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2015 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2015 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. A hearing on the class certification motion was held August 10, 2015. As of October 30, 2015, no decision has been made by the court. One of the remaining cases has been stayed pending outcome of the class certification motion. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. At this time, we cannot estimate any possible loss or range of loss.
In January 2014, the SEC advised Key that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. On May 30, 2014, Key voluntarily disclosed the allegation involving our Mexico operations and certain information from the Company’s initial investigation to both the SEC and Department of Justice (“DOJ”). A Special Committee of our Board of Directors conducted an investigation regarding this allegation as well as possible violations of the FCPA involving business activities of our operations in Russia. The Special Committee’s independent review, which also included a review of certain aspects of the Company’s operations in Colombia, as well as a risk assessment with regard to our other international locations, has been completed. We are continuing to cooperate with the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot reasonably estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) and Rule 10(b)-5, Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint adds Taylor M. Whichard III and Newton W. Wilson III as defendants, and seeks to represent a class of purchasers of the Company's stock between September 4, 2012 and July 17, 2014. Defendants Key Energy Services, Inc., Richard J. Alario, J. Marshall Dodson and Newton W. Wilson III filed a Motion to Dismiss on April 14, 2015. Defendant Taylor M. Whichard III filed a Joinder in Motion and Motion to Dismiss on the same date. Lead plaintiff filed an opposition to that motion, and all defendants filed reply briefs in support of the motion. The court has not ruled upon it. Because this case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2015, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
July 1, 2015 to July 31, 2015	794	$0.91
August 1, 2015 to August 31, 2015	—	—
September 1, 2015 to September 30, 2015	1,004	0.57
Total	1,798	$0.72

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY ENERGY SERVICES, INC. (Registrant)

Date:	November 6, 2015	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2
Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3
Ninth Amended and Restated By-laws of Key Energy Services, Inc. as amended through August 21, 2015. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 24, 2015, File No. 001-08038.)

10.1†
Letter Agreement Regarding Continued Employment Terms, effective as of August 21, 2015, between Key Energy Service, Inc., Key Energy Services, LLC and Richard J. Alario (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2015, File No. 001-08038.)

10.2†*	Transition Agreement between Key Energy Services, Inc. and Kim B. Clarke dated September 30, 2015.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith