Form 10-K
period 2015-12-31
KEY ENERGY SERVICES INC
filed 2016-03-04
CIK 318996

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐         No  ☑
The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2015, based on the $1.80 per share closing price for the registrant’s common stock as quoted on the New York Stock Exchange on such date, was $240.5 million (for purposes of calculating these amounts, only directors, officers and beneficial owners of 10% or more of the outstanding common stock of the registrant have been deemed affiliates).
As of February 16, 2016, the number of outstanding shares of common stock of the registrant was 161,353,142.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

KEY ENERGY SERVICES, INC.
ANNUAL REPORT ON FORM 10-K
For the Year Ended December 31, 2015

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
Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

•	conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies;

•	volatility in oil and natural gas prices;

•	our ability to finance future growth of our operations or future acquisitions;

•	our ability to implement price increases or maintain pricing on our core services;

•	industry capacity;

•	increased labor costs or unavailability of skilled workers;

•	asset impairments or other charges;

•	the periodic low demand for our services and resulting operating losses;

•	our highly competitive industry as well as operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	the economic, political and social instability risks of doing business in certain foreign countries;

•	significant costs and potential liabilities resulting from compliance with investigations relating to the possible violations the U.S. Foreign Corruption Practices Act and other applicable laws;

•	our historically high employee turnover rate and our ability to replace or add workers;

•	our ability to incur debt or long-term lease obligations or to implement technological developments and enhancements;

•	significant costs and liabilities resulting from environmental, health and safety laws and regulations, including those relating to hydraulic fracturing;

•	severe weather impacts on our business;

•	our ability to successfully identify, make and integrate acquisitions;

•	the loss of one or more of our larger customers;

•	the impact of compliance with climate change legislation or initiatives;

•	our ability to generate sufficient cash flow to meet debt service obligations;

•	the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt;

•	an increase in our debt service obligations due to variable rate indebtedness;

•	our ability to receive shareholder approval at the 2016 annual meeting with respect to the reverse stock split proposal;

•	delisting of our common stock from trading on the NYSE;

•
our inability to achieve our financial, capital expenditure and operational projections, including quarterly and annual projections of revenue and/or operating income and our inaccurate assessment of future activity levels, customer demand, and pricing stability which may not materialize (whether for Key as a whole or for geographic regions and/or business segments individually);

•	our ability to implement technological developments and enhancements;

•	our ability to execute our plans to withdraw from international markets outside North America;

•	our ability to achieve the benefits expected from acquisition and disposition transactions;

•	our ability to respond to changing or declining market conditions, including our ability to reduce the costs of labor, fuel, equipment and supplies employed and used in our businesses;

•	whether we have sufficient liquidity;

•	the terms and conditions of any strategic transaction or alternative undertaken to restructure or refinance our indebtedness;

•	our ability to comply with covenants under our current credit facilities; and

•	other factors affecting our business described in “Item 1A. Risk Factors.”

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
We provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico and Russia. In addition, we have a technology development and control systems business based in Canada. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East.
The following is a description of the various products and services that we provide and our major competitors for those products and services.
Service Offerings
We revised our reportable business segments as of the fourth quarter of 2014. The revised reportable segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Segment disclosures as of and for the year ended December 31, 2013 have been revised to reflect the change in segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. See “Note 22. Segment Information” in “Item 8. Financial Statements and Supplementary Data” for additional financial information about our reportable business segments and the various geographical areas where we operate.
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
We believe that the largest competitors for our U.S. Rig Services include C & J Energy Services, Inc., Basic Energy Services, Inc., Superior Energy Services, Inc., Forbes Energy Services Ltd. and Pioneer Energy Services Corp. Numerous smaller companies also compete in our rig-based markets in the United States.
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
We believe that the largest competitors for our domestic fluid management services include Basic Energy Services, Inc., Superior Energy Services, Inc., C & J Energy Services, Inc., Nuverra Environmental Solutions, Forbes Energy Services Ltd., and Stallion Oilfield Services Ltd. Numerous smaller companies also compete in the fluid management services market in the United States.
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
Our primary competitors in the Coiled Tubing Services market include Schlumberger Ltd., Baker Hughes Incorporated, Halliburton Company, Superior Energy Services, Inc. and C & J Energy Services, Inc. Numerous smaller companies also compete in our coiled tubing services markets in the United States. Demand for these services generally correspond to demand for well completion services.
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
International Segment
Our International segment includes operations in Mexico and Russia. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. We provide rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of those international markets. In addition, in Mexico we provide drilling, coiled tubing, wireline and project management and consulting services. Our work in Mexico also requires us to provide third-party services, which vary in scope by project. We also have a technology development and control systems business based in Canada which is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.

In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. In the Middle East, we operated in the Kingdom of Bahrain and Oman. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC, a joint venture formed under the laws of Abu Dhabi, UAE, and the acquisition of the underlying business for $5.1 million. See “Note 2. Acquisitions” in “Item 8. Financial Statements and Supplementary Data” for further discussion. As of December 31, 2015, we sold our subsidiary in Bahrain and certain assets in Oman, Ecuador and Colombia and are no longer operating in these markets. We are currently in discussions to sell our subsidiary in Russia.
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
Management Update
On February 18, 2016, we filed a Current Report on Form 8-K disclosing that, as part of our succession plan approved by our Board of Directors (the “Board”), as of March 1, 2016 (1) Richard J. Alario, the Company’s current Chief Executive Officer, would retire and, in connection therewith, resign from all positions with the Company and its Board, (2) the number of members of the Board would be decreased to ten from eleven and (3) Robert Drummond would succeed Mr. Alario as the Company’s President and Chief Executive Officer.
On February 29, 2016, the Board, with Mr. Alario’s and Mr. Drummond’s concurrence, delayed the effective date of the foregoing actions to the earlier of (1) April 1, 2016 or (2) the first business day immediately following the day that the company files its Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Rigs
As mentioned above, our fleet is diverse and allows us to work on all types of wells, ranging from very shallow wells to wells as deep as 20,000 feet. Typically, higher horsepower (“HP”) rigs will be utilized on deep wells while lower HP rigs will be used on shallow wells. In most cases, these rigs can be reassigned to other regions should market conditions warrant the transfer of equipment. The following table summarizes our rigs based on horsepower (“HP”) as of December 31, 2015:

	Horsepower
	< 450 HP	≥ 450 HP	Total
Marketed	213	260	473
Stacked	301	110	411
Total	514	370	884

Coiled Tubing
Coiled tubing uses a spooled continuous metal pipe that is injected downhole in oil and gas wells in order to convey tools, log, stimulate, clean-out and perform other intervention functions. Typically, larger diameter coiled tubing is able to service longer lateral horizontal wells. The table below summarizes our Coiled Tubing Services fleet by pipe diameter as of December 31, 2015:

	Pipe Diameter
	< 2"	≥ 2"	Total
Marketed	17	19	36
Stacked	3	12	15
Total	20	31	51
Fluid Management Services
We have an extensive and diverse fleet of oilfield transportation service vehicles. We broadly define an oilfield transportation service vehicle as any heavy-duty, revenue-generating vehicle weighing over one ton. Our transportation fleet includes vacuum trucks, winch trucks, hot oilers and other vehicles, including kill trucks and various hauling and transport trucks. The table below summarizes our Fluid Management Services fleet as of December 31, 2015:

	Marketed	Stacked	Total
Truck Type
Vacuum Trucks	383	251	634
Winch Trucks	53	48	101
Hot Oil Trucks	86	60	146
Kill Trucks	89	42	131
Other	14	13	27
Total	625	414	1,039
Disposal Wells
As part of our Fluid Management Services, we provide disposal services for fluids produced subsequent to well completion. These fluids are removed from the well site and transported for disposal in SWD wells. The table below summarizes our SWD facilities, and brine and freshwater stations by state as of December 31, 2015:

	Owned	Leased(1)	Total
Location
Arkansas	1	1	2
Louisiana	3	—	3
New Mexico	1	9	10
North Dakota	1	1	2
Texas	29	28	57
Total	35	39	74

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

Customers
Our customers include major oil companies, foreign national oil companies, and independent oil and natural gas production companies. During the years ended December 31, 2015, 2014 and 2013, Chevron Texaco Exploration and Production accounted for approximately 15% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue in the years ended December 31, 2015, 2014 or 2013.
No customers accounted for more than 10% of our total accounts receivable as of December 31, 2015 and 2014.
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
The demand for our services and price we receive fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven for the most part by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in a lower oil and natural gas price environment, demand for service and maintenance generally decreases as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Furthermore, in a low commodity price environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.
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
Patents, Trade Secrets, Trademarks and Copyrights
We own numerous patents, trademarks and proprietary technology that we believe provide us with a competitive advantage in the various markets in which we operate or intend to operate. We have devoted significant resources to developing technological improvements in our well service business and have sought patent protection both inside and outside the United States for products and methods that appear to have commercial significance. All the issued patents have varying remaining durations and begin expiring between 2016 and 2033. The most notable of our technologies include numerous patents surrounding our KeyView® system.
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
Employees
As of December 31, 2015, we employed approximately 3,800 persons in our U.S. operations and approximately 500 additional persons in Mexico, Colombia, Ecuador, the Middle East, Russia and Canada. Our domestic employees are not represented by a labor union and are not covered by collective bargaining agreements. In Mexico, we have entered into a collective bargaining agreement that applies to our workers in Mexico performing work under our Pemex contracts. As noted below in “Item 1A. Risk Factors,” we have historically experienced a high employee turnover rate. We have not experienced any significant work stoppages associated with labor disputes or grievances and consider our relations with our employees to be generally satisfactory.
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
Global Warming and Climate Change
Some scientific studies suggest that emissions of greenhouse gases (including carbon dioxide and methane) may contribute to warming of Earth’s atmosphere. While we do not believe our operations raise climate change issues different from those generally raised by commercial use of fossil fuels, legislation or regulatory programs that restrict greenhouse gas emissions in areas where we conduct business could increase our costs in order to comply with any new laws.

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
The depressed conditions in our industry have materially and adversely affected our results of operations, cash flows and financial condition during 2015 and, unless conditions in our industry improve, this trend will continue during 2016 and potentially beyond.
Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and that trend has continued into 2016. As a result, demand for our products and services has declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially. These trends materially and adversely affected our results of operations, cash flows and financial condition during 2015 and, unless conditions in our industry improve, this trend will continue during 2016 and potentially beyond.
We had substantial net losses during 2014 and 2015, and, during 2015, our cash flow used by operations was $22.4 million. If industry conditions do not improve, we may continue to suffer net losses and negative cash flows from operations.
Although we pursued a number of initiatives during 2015 to improve our liquidity and financial position and are continuing to pursue other initiatives, there can be no assurance that we will be able to successfully consummate these initiatives or that they will be successful to improve our financial condition and liquidity.

Our business is cyclical and depends on conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies. A continuation of the depressed state of our industry, tight credit markets and disruptions in the U.S. and global economies and financial systems may adversely impact our business.
Prices for oil and natural gas historically have been volatile as a result of changes in the supply of, and demand for, oil and natural gas and other factors. The significant decline in oil and natural gas prices that began in 2014 and continued throughout 2015 caused many of our customers to significantly reduce drilling, completion and other production activities and related spending on our products and services in 2015. Many exploration and production companies have already announced plans to further reduce spending and activity levels in 2016; thus, we expect this trend to continue and potentially worsen in 2016 and potentially beyond. In addition, the reduction in demand from our customers has resulted in an oversupply of many of the services and products we provide, and such oversupply has substantially reduced the prices we can charge our customers for our services.
We depend on our customers’ willingness to make capital expenditures to explore for, develop and produce oil and natural gas. Therefore, weakness in oil and natural gas prices (or the perception by our customers that oil and natural gas prices will remain reduced or will continue to decrease in the future) has and may continue to result in a reduction in the utilization of our equipment and in lower rates for our services. In addition to adversely affecting us, the continuation and worsening of these conditions have resulted and may continue to result in a material adverse impact on certain of our customers’ liquidity and financial position resulting in further spending reductions, delays in payment of, or non-payment of, amounts owing to us and similar impacts. These conditions have had and may continue to have an adverse impact on our financial conditions, results of operations and cash flows, and it is difficult to predict how long the current depressed commodity price environment will continue.
Many factors affect the supply of and demand for oil and natural gas and, therefore, influence product prices, including:

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
Spending by exploration and production companies has also been, and may continue to be, impacted by conditions in the capital markets. Limitations on the availability of capital, and higher costs of capital, for financing expenditures have contributed to exploration and production companies making materially significant reductions to capital budgets and such limitations may continue if oil and natural gas prices remain at current levels or decrease further. Such cuts in spending have curtailed, and may continue to curtail, drilling programs as well as discretionary spending on well services, which has resulted, and may continue to result, in a reduction in the demand for our services, the rates we can charge and the utilization of our assets. Moreover, reduced discovery rates of new oil and natural gas reserves, and a decrease in the development rate of reserves in our market areas whether due to increased governmental regulation, limitations on exploration and drilling activity or other factors, have had, and may continue to have, a material adverse impact on our business, even in a stronger oil and natural gas price environment.

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
As of December 31, 2015, we had $964.9 million of total debt. Our level of indebtedness, and the covenants contained in the agreements governing our debt, could have important consequences for our operations, including:

•	making it more difficult for us to satisfy our obligations under the agreements governing our indebtedness and increasing the risk that we may default on our debt obligations;

•
requiring us to dedicate a substantial portion of our cash flow from operations to required payments on indebtedness, thereby reducing the availability of cash flow for working capital, capital expenditures and other general business activities;

•	limiting our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes and other activities;

•	limiting management's flexibility in operating our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	diminishing our ability to withstand successfully a downturn in our business or the economy generally;

•	placing us at a competitive disadvantage against less leveraged competitors; and

•	making us vulnerable to increases in interest rates, because certain of our debt has variable interest rates.
As more fully described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, each of our ABL Facility, our Term Loan Facility and our Indenture contain affirmative and negative covenants, including financial ratios and tests, with which we must comply. These covenants include, among others, covenants that restrict our ability to take certain actions without the permission of the holders of our indebtedness, including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets, and the financial ratios and tests include, among others, a requirement that we comply with a minimum liquidity covenant, an asset coverage ratio and, during certain periods, a fixed charge coverage ratio. In addition, under our Term Loan Facility and ABL Facility, we are required to take certain steps to perfect the security interest in the Term Priority Collateral within specified periods following the closing of those facilities.
Our ability to satisfy required financial covenants, ratios and tests in our debt agreements can be affected by events beyond our control, including commodity prices, demand for our services, the valuation of our assets, costs incurred in connection with resolving our FCPA investigation as well as prevailing economic, financial and industry conditions, and we can offer no assurance that we will be able to remain in compliance with such covenants or that the holders of our indebtedness will not seek to assert that we are not in compliance with our covenants. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. If we default, lenders under our ABL Facility will no longer be obligated to extend credit to us and they, as well as the trustee for our outstanding notes and the administrative agent under our Term Loan Facility, could declare all amounts of outstanding debt together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows, and absent strategic alternatives such as refinancing or restructuring our indebtedness or capital structure, we would not have sufficient liquidity to repay all of our outstanding indebtedness. If such a result were to occur, we may be forced into bankruptcy or forced to seek bankruptcy protection to restructure our business and capital structure and may have to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements.
We may incur more debt and long-term lease obligations in the future.
The agreements governing our long-term debt restrict, but do not prohibit, us from incurring additional indebtedness and other obligations in the future. As of December 31, 2015, we had $964.9 million of total debt.
An increase in our level of indebtedness could exacerbate the risks described in the immediately preceding risk factor and the occurrence of any of such events could result in a material adverse effect on our business, financial condition, results of operations, and business prospects.

We may not be able to generate sufficient cash flow to meet our debt service and other obligations.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and other costs of our operations depends on our ability to generate cash in the future. This, to a large extent, is subject to conditions in the oil and natural gas industry, including commodity prices, demand for our services and the prices we are able to charge for our services, general economic and financial conditions, competition in the markets in which we operate, the impact of legislative and regulatory actions on how we conduct our business and other factors, all of which are beyond our control. During fiscal year 2015, we had negative cash flows from operations, and this trend could continue if conditions in our industry continue or worsen.
In light of the ongoing depressed conditions in our industry and our financial condition, we continue to explore alternatives to improve our liquidity. We may not be able to implement any such a transaction or alternative, if necessary, on commercially reasonable terms or at all, and, even if we are successful in implementing a strategic transaction or alternative, such transaction or alternative may not be successful in allowing us to meet our debt obligations. If we are unable to generate sufficient cash flow to satisfy our debt or other obligations, or to implement a strategic transaction or alternative, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that implementation of a strategic transaction or alternative or a bankruptcy proceeding could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in our company.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our ABL Facility bear interest at variable rates, exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease.
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
We periodically seek to increase the prices of our services to offset rising costs and to generate higher returns for our stockholders. Currently, the prices we are able to charge for our services and the demand for such services are severely depressed. Even when industry conditions are favorable, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs, fluid hauling trucks, coiled tubing units and new fishing and rental equipment, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase or maintain prices. Furthermore, during periods of declining pricing for our services, we may not be able to reduce our costs accordingly, which could further adversely affect our profitability.
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
Our activities require substantial capital expenditures. If our cash flow from operating activities and borrowings under our ABL Facility (as defined below) are not sufficient to fund our capital expenditure budget, we would be required to reduce these expenditures or fund these expenditures through debt or equity or alternative financing plans, such as refinancing or restructuring our debt or selling assets.
Our ability to raise debt or equity capital or to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments may restrict us from adopting some of these alternatives. We currently have very little ability to raise new capital or refinance our indebtedness due to our financial condition and covenants in our debt instruments and, as a result, we have undertaken efforts to curtail our spending, which may limit our ability to grow our business and our ability to sustain or improve our profits may be adversely affected. Any of the foregoing consequences could materially and adversely affect our business, financial condition, results of operations and prospects.
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
We have recorded goodwill impairment charges and asset impairment charges in the past. We periodically evaluate our long-lived assets, including our property and equipment, indefinite-lived intangible assets, and goodwill for impairment. In performing these assessments, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment on our goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or more often if events and circumstances warrant. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. During 2015, we recorded $722.1 million in impairment charges, and if conditions in our industry do not improve or worsen, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.
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
In accordance with Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) the SEC new disclosure requirements, which became effective in 2014, for manufacturers of products containing certain minerals which are mined from the Democratic Republic of Congo and adjoining countries. These “conflict minerals” are commonly found in metals used in the manufacture of semiconductors. Manufacturers are also required to disclose their efforts to prevent the sourcing of such minerals and metals produced from them. One of our wholly-owned subsidiaries manufactures certain products that are covered by these requirements. The implementation of these new regulations may limit the sourcing and availability of some of the metals used in the manufacture of our products. The regulations may also reduce the number of suppliers who provide conflict-free metals, and may affect our ability to obtain the metals in sufficient quantities or at competitive prices. Finally, some of our customers may elect to disqualify us as a supplier if we are unable to verify that the metals used in our products are free of conflict minerals.
We are subject to the economic, political and social instability risks of doing business in certain foreign countries.
We currently have operations based in Mexico and Russia and we own a technology development and control systems business based in Canada. As a result, we are exposed to risks of international operations, including:

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
If there is a failure to comply with the Foreign Corrupt Practices Act (“FCPA”) and similar laws, it could have a negative impact on our ongoing operations.
Our ability to comply with the FCPA and similar laws is dependent on the success of our compliance program, including our ability to continue to manage our agents, affiliates and business partners, and supervise, train and retain competent employees. Our compliance program is also dependent on the efforts of our employees to comply with applicable law and our Business Code of Conduct. We could be subject to sanctions and civil and criminal prosecution as well as fines and penalties in the event of a finding of violation of the FCPA or similar laws by us or any of our employees.
The current inquiries into issues related to compliance with the FCPA and similar laws may have a negative impact on our ongoing operations.
In January 2014, the SEC advised Key that it is investigating possible violations involving business activities of Key's operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. In 2014 and 2015, a Special Committee of the Board of Directors concluded an independent investigation into these matters, as well as a review of certain aspects of the Company’s operations and a risk assessment with regard to our other international locations. The Department of Justice (“DOJ”) is also conducting investigations of these matters, and we are cooperating with both the SEC and DOJ investigations. See Item 3. Legal Proceedings for a more detailed discussion of these investigations.
We have incurred, and may continue to incur, legal and other expenses in connection with the Special Committee and government investigations and related compliance activities. In addition, our reputation and our ability to obtain new business or retain existing business from our current and potential clients in the relevant foreign jurisdictions could be adversely affected by the outcome of, or publicity relating to, the investigations, which could have a negative impact on our results of operations.
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
One customer accounted for more than 10% of our total consolidated revenues for the year ended December 31, 2015, and our ten largest customers represented approximately 51% of our consolidated revenues for the period. The loss of or a substantial reduction in activity by one or more of these customers could have an adverse effect on our business, financial condition and results of operations.
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
The Company has received a notice of failure to comply with the NYSE continued listing standard related to the minimum trading price of its common stock. If the Company is unable to avoid the delisting of its common stock from the NYSE, it could have a material adverse effect on the liquidity and trading price of the Company’s common stock.
On September 2, 2015, Key Energy Services, Inc. was notified by the New York Stock Exchange (the “NYSE”) that it is not in compliance with the continued listing standards set forth in Section 802.01C of the NYSE Listed Company Manual because the average closing price of the Company’s common stock was less than $1.00 over a consecutive 30 trading-day period.
Under the NYSE Listed Company Manual, a listed company is generally afforded a six-month period following receipt of the NYSE deficiency notice to regain compliance, after which the NYSE will commence suspension of trading and delisting procedures. However, if the Company’s plan to cure the stock price deficiency requires stockholder approval, the Company can avoid delisting procedures as long as it obtains stockholder approval of the reverse stock split at its next annual meeting and promptly implements the reverse stock split following the meeting. Regaining compliance requires, on the last trading day of any calendar month, a company’s common stock price per share and 30 trading-day average closing share price to be at least $1.00. During this six month period, and if necessary, any additional period in order to obtain stockholder approval at the Company’s next annual meeting, a company’s common stock will continue to be traded on the NYSE, subject to compliance with other continued listing requirements and further subject to the discretion of the NYSE to commence delisting procedures against a company’s common stock for other reasons, such as selling for an abnormally low price. Although the Company intends to submit the reverse stock split to its stockholders at the next annual meeting in order to cure the stock price deficiency and return to compliance with the NYSE continued listing requirement, the Company can provide no assurance that this measure will be successful.
In addition, the Company's common stock could be delisted pursuant to Section 802.01D of the NYSE Listed Company Manual if the trading price of the Company's stock is deemed by the NYSE to be “abnormally low.” In this event, the Company would not have an opportunity to cure the stock price deficiency, and the Company's shares would be immediately suspended from trading on the NYSE. While there is no formal definition of “abnormally low” in the NYSE rules, we understand that the NYSE has recently delisted the common stock of issuers when it trades below $0.16 per share. The Company’s common stock has recently traded as low as $0.17 per share and we can offer no assurance that continued trading of the Company’s common stock at this level or a lower level would not be deemed “abnormally low” by the NYSE, which would result in immediate suspension and subsequent delisting. In addition, the NYSE will promptly initiate suspension and delisting procedures if the NYSE determines that we have an average global market capitalization over a consecutive 30 trading-day period of less than $15.0 million.
If the Company’s common stock ultimately were to be delisted for any reason, it could negatively impact the Company by, among other things, (i) reducing the liquidity and market price of the Company’s common stock; (ii) reducing the number of investors willing to hold or acquire the Company’s common stock, which could further harm the performance of the Company’s common stock and negatively impact the Company’s ability to raise equity financing; (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets; and (iv) impairing the Company’s ability to provide equity incentives to its employees.
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

The following table shows our active owned and leased properties, as well as active SWD facilities, categorized by geographic region as of December 31, 2015:

Region	Office, Repair & Service and Other(1)	SWDs, Brine and Freshwater Stations(2)	Operational Field Services Facilities
United States
Owned	13	35	86
Leased	42	39	48
International
Owned	—	—	—
Leased	6	—	4
TOTAL	61	74	138

(1)	Includes 21 residential properties leased in the United States and one residential property leased outside the United States used to house employees.

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
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. On December 22, 2015, that court issued an order granting in part and denying in part a class certification motion. The court certified a class of hourly paid, non-exempt oilfield employees who allege they did not receive reimbursement for all business expenses and allege they did not receive all rest breaks required by California law. The court did not determine whether Key is liable to any of the class members. The court in one of the remaining cases that had been stayed pending outcome of the class certification motion recently issued an order lifting the stay. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. At this time, we cannot estimate any possible loss or range of loss.
In January 2014, the SEC advised Key that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. On May 30, 2014, Key voluntarily disclosed the allegation involving our Mexico operations and certain information from the Company’s initial investigation to both the SEC and Department of Justice (“DOJ”). A Special Committee of our Board of Directors conducted an independent investigation regarding this allegation as well as possible violations of the FCPA involving business activities of our operations in Russia. The Special Committee’s independent review, which also included a review of certain aspects of the Company’s operations in Colombia, as well as a risk assessment with regard to our other international locations, has been completed. We are continuing to cooperate with the SEC and DOJ. At this time we are unable to predict the ultimate resolution of these matters with these agencies and, accordingly, cannot reasonably estimate any possible loss or range of loss.
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
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). We agreed to conditional certification in the first lawsuit and notice of the case issued to 56 putative class members. Roughly 20% of the eligible putative class members timely filed a notice of consent to join the lawsuit. We will soon begin merit-based discovery in the first lawsuit, which will last at least six months. We also agreed to conditional certification in the second lawsuit and notice of the case recently issued to 14 putative class members. Four putative class members, including the named plaintiff, have filed a notice of consent to join the lawsuit thus far and there is approximately a month and a half remaining for others to join. The parties will begin merit-based discovery in the second case as soon as the notice period closes. Because the cases are in the early stages, we cannot predict the outcome of these cases at this time. Accordingly, we cannot estimate any possible loss or range of loss for either case.
In May 2015, a class and collective action lawsuit was filed in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act. We agreed to conditional certification of a putative class and notice issued to 174 putative class members. The notice period closed in early February and roughly 15% of eligible putative class members timely filed a consent to join the lawsuit. The parties will soon begin merit-based discovery in this case, which will likely last six to nine months. Because the case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss for this case.
In November 2015, the Santa Barbara County District Attorney filed a criminal complaint against two former employees and Key, and specifically alleging three counts of violations of California Labor Code section 6425(a) against Key. The complaint seeks unspecified penalties against Key related to an October 12, 2013 accident which resulted in the death of one Key employee at a drilling site near Santa Maria, California. An arraignment was held on February 10, 2016, where Key and its former employees pleaded not guilty to all charges. Because the matter is in early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
On or about November 23, 2015, the North Dakota Industrial Commission ("NDIC") filed a notice in the county of Burleigh County, ND alleging statutory violations by Key Energy Services, LLC, as operator of two salt water disposal wells in the state of North Dakota. The NDIC has pled for approximately $888,000 in fines and costs. The Company is currently in discussions with the NDIC and is not able to estimate any possible loss or range of loss at this time.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market and Share Prices
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “KEG.” As of February 16, 2016, there were 560 registered holders of 161,353,142 issued and outstanding shares of common stock. This number of registered holders does not include holders that have shares of common stock held for them in “street name”, meaning that the shares are held for their accounts by a broker or other nominee. In these instances, the brokers or other nominees are included in the number of registered holders, but the underlying holders of the common stock that have shares held in “street name” are not. The following table sets forth the reported high and low closing price of our common stock for the periods indicated:

	High	Low
Year Ended December 31, 2015
1st Quarter	$2.39	$1.32
2nd Quarter	2.69	1.72
3rd Quarter	1.60	0.47
4th Quarter	0.78	0.42

	High	Low
Year Ended December 31, 2014
1st Quarter	$9.24	$7.15
2nd Quarter	10.45	7.96
3rd Quarter	9.19	4.84
4th Quarter	4.82	1.05
The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such filing.
The following performance graph compares the performance of our common stock to the PHLX Oil Service Sector Index, the Russell 2000 Index, old peer group and new peer group as established by management.
Our peer group was adjusted during 2015 to more closely represent the size of our Company. The new peer group consists of the following companies: Archrock, Inc., Basic Energy Services, Inc., C & J Energy Services, Inc., Helix Energy Solutions Group, Inc., Oceaneering International Inc., Oil States International Inc., Patterson UTI Energy Inc., Pioneer Energy Services Corp., RPC, Inc., Seventy-Seven Energy Inc., and Superior Energy Services, Inc.
The old peer group consists of the following companies: Archrock, Inc., Baker Hughes Incorporated, Basic Energy Services, Inc., Helix Energy Solutions Group, Inc., Noble Corporation, Oceaneering International Inc., Oil States International Inc., Patterson UTI Energy Inc., RPC, Inc., Superior Energy Services, Inc. and Weatherford International Ltd.
The graph below compares the cumulative five-year total return to holders of our common stock with the cumulative total returns of the PHLX Oil Service Sector, the listed Russell 2000 Index and our new and old peer groups. The graph assumes that the value of the investment in our common stock and each index (including reinvestment of dividends) was $100 at December 31, 2010 and tracks the return on the investment through December 31, 2015.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Key Energy Services, Inc., the Russell 2000 Index, the Russell 1000 Index,
the PHLX Oil Service Sector Index and Peer Group

*    $100 invested on December 31, 2010 in stock or index, including reinvestment of dividends. Fiscal years ended December 31.
Dividend Policy
There were no dividends declared or paid on our common stock for the years ended December 31, 2015, 2014 and 2013. Under the terms of our indenture, ABL Facility and Term Loan Facility (defined below), we must meet certain financial covenants before we may pay dividends. We do not currently intend to pay dividends.
Issuer Purchases of Equity Securities
During the fourth quarter of 2015, we repurchased an aggregate of 92,750 shares of our common stock. The repurchases were to satisfy tax withholding obligations that arose upon vesting of restricted stock. Set forth below is a summary of the share repurchases:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)
October 1, 2015 to October 31, 2015	69,022	$0.54
November 1, 2015 to November 30, 2015	3,174	$0.50
December 1, 2015 to December 31, 2015	20,554	$0.48

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.

Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 with respect to equity compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance. The material features of each of these plans are described in “Note 19. Share-Based Compensation” in “Item 8. Financial Statement and Supplementary Date.”

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants And Rights (a)(2)	Weighted Average Exercise Price of Outstanding Options, Warrants And Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)(4)
	(in thousands)		(in thousands)
Equity compensation plans approved by stockholders(1)	904	$14.81	4,526
Equity compensation plans not approved by stockholders	—	$—	—
Total	904		4,526

(1)	Represents options and other stock-based awards outstanding under the Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan (the “2014 Incentive Plan”).

(2)
Includes 811,550 of shares that may be issued upon the exercise of stock options and 92,883 of shares that may be issued upon vesting of restricted stock units (“RSUs”). Stock-settled stock appreciation rights (“SARs”) are excluded as the fair market value of our SARs was zero as of December 31, 2015.

(3)	RSUs do not have an exercise price; therefore RSUs are excluded from weighted average exercise price of outstanding awards.

(4)
Represents the number of shares remaining available for grant under the 2014 Incentive Plan as of December 31, 2015. If any common stock underlying an unvested award that is canceled, forfeited or is otherwise terminated without delivery of shares, then such shares will again be available for issuance under the 2014 Incentive Plan.

ITEM 6.    SELECTED FINANCIAL DATA
The following historical selected financial data as of and for the years ended December 31, 2011 through December 31, 2015 has been derived from our audited financial statements included in “Item 8. Financial Statements and Supplementary Data.” For the year ended December 31, 2011 we have reclassified the historical results of operations of our Argentina business as discontinued operations. The historical selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and related notes thereto included in “Item 8. Financial Statements and Supplementary Data.”

RESULTS OF OPERATIONS DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
REVENUES	$792,326	$1,427,336	$1,591,676	$1,960,070	$1,729,211
COSTS AND EXPENSES:
Direct operating expenses	714,637	1,059,651	1,114,462	1,308,845	1,085,190
Depreciation and amortization expense	180,271	200,738	225,297	213,783	166,946
General and administrative expenses	202,631	249,646	221,753	230,496	223,299
Impairment expense	722,096	121,176	—	—	—
Operating income (loss)	(1,027,309)	(203,875)	30,164	206,946	253,776
Loss on early extinguishment of debt	—	—	—	—	46,451
Interest expense, net of amounts capitalized	73,847	54,227	55,204	53,566	40,849
Other (income) expense, net	9,394	1,009	(803)	(6,649)	(8,977)
Income (loss) from continuing operations before tax	(1,110,550)	(259,111)	(24,237)	160,029	175,453
Income tax (expense) benefit	192,849	80,483	3,064	(57,352)	(64,117)
Income (loss) from continuing operations	(917,701)	(178,628)	(21,173)	102,677	111,336
Loss from discontinued operations, net of tax	—	—	—	(93,568)	(10,681)
Net income (loss)	(917,701)	(178,628)	(21,173)	9,109	100,655
Income (loss) attributable to noncontrolling interest	—	—	595	1,487	(806)
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(917,701)	$(178,628)	$(21,768)	$7,622	$101,461
Earnings (loss) per share from continuing operations attributable to Key:
Basic	$(5.86)	$(1.16)	$(0.14)	$0.67	$0.77
Diluted	$(5.86)	$(1.16)	$(0.14)	$0.67	$0.76
Loss per share from discontinued operations:
Basic	$—	$—	$—	$(0.62)	$(0.07)
Diluted	$—	$—	$—	$(0.62)	$(0.07)
Earnings (loss) per share attributable to Key:
Basic	$(5.86)	$(1.16)	$(0.14)	$0.05	$0.70
Diluted	$(5.86)	$(1.16)	$(0.14)	$0.05	$0.69

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Income (loss) from continuing operations attributable to Key:
Income (loss) from continuing operations	$(917,701)	$(178,628)	$(21,173)	$102,677	$111,336
Income (loss) attributable to noncontrolling interest	—	—	595	1,487	(806)
Income (loss) from continuing operations attributable to Key	$(917,701)	$(178,628)	$(21,768)	$101,190	$112,142
Weighted Average Shares Outstanding:
Basic	156,598	153,371	152,271	151,106	145,909
Diluted	156,598	153,371	152,271	151,125	146,217
CASH FLOW DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net cash provided by (used in) operating activities	$(22,386)	$164,168	$228,643	$369,660	$188,305
Net cash used in investing activities	(19,403)	(146,840)	(160,881)	(428,709)	(520,090)
Net cash provided by (used in) financing activities	218,729	(22,058)	(85,492)	73,946	306,084
Effect of changes in exchange rates on cash	110	3,728	87	(4,391)	4,516
BALANCE SHEET DATA

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Working capital	$265,943	$191,937	$273,809	$284,698	$311,060
Property and equipment, gross	2,376,388	2,555,515	2,606,738	2,528,578	2,184,810
Property and equipment, net	880,032	1,235,258	1,365,646	1,436,674	1,197,300
Total assets	1,327,798	2,322,763	2,573,573	2,744,960	2,584,349
Long-term debt and capital leases, net of current maturities	961,700	737,691	750,084	831,482	758,802
Total liabilities	1,187,508	1,264,700	1,322,480	1,457,628	1,369,718
Equity	140,290	1,058,063	1,251,093	1,287,332	1,214,631
Cash dividends per common share	—	—	—	—	—

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

Overview
We provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies to produce, maintain and enhance the flow of oil and natural gas throughout the life of a well. These services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico and Russia. In addition, we have a technology development and control systems business based in Canada. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East.
The demand for our services fluctuates, primarily in relation to the price (or anticipated price) of oil and natural gas, which, in turn, is driven primarily by the supply of, and demand for, oil and natural gas. Generally, as supply of those commodities decreases and demand increases, service and maintenance requirements increase as oil and natural gas producers attempt to maximize the productivity of their wells in a higher priced environment. However, in the lower oil and natural gas price environment that has persisted since late 2014, demand for service and maintenance has decreased as oil and natural gas producers decrease their activity. In particular, the demand for new or existing field drilling and completion work is driven by available investment capital for such work and our customers have significantly curtailed their capital spending in both 2015 and 2016. Because these types of services can be easily “started” and “stopped,” and oil and natural gas producers generally tend to be less risk tolerant when commodity prices are low or volatile, we may experience a more rapid decline in demand for well maintenance services compared with demand for other types of oilfield services. Further, in a lower-priced environment, fewer well service rigs are needed for completions, as these activities are generally associated with drilling activity.
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
Navigate Market Uncertainties
We operate in a cyclical business where our customers’ spending is largely driven by the prices received on their sale of oil and natural gas production. In the current depressed commodity price environment, demand for our services and the price we receive for our services has fallen significantly and competition for the remaining market activity has increased. In response, we have stacked older and more costly to operate equipment and reduced the amount of capital invested in the business for growth or replacement of equipment. We have also taken steps to lower our cost to operate, reducing headcount and the costs of labor. Additionally, we have taken steps to reduce the fixed costs in our business and will continue to do so. These actions have been taken in an effort to preserve our liquidity pending an increase in activity levels.

Exit Operations Outside North America
After evaluating market opportunities presented by the secular trend of aging horizontal wellbores and options for the allocation of the Company’s capital, the Board of Directors and management have refined the Company’s strategy to focus on North American production enhancement. As such, in the second quarter of 2015, we began our evaluation of alternatives and took steps to exit markets in which we participate outside of North America, either by sale or relocation of assets. We have sold our subsidiary in Bahrain and in Oman, Colombia and Ecuador, we have sold the property, plant and equipment, net and inventories and have ceased operations. We are currently in discussion to sell our Russian subsidiary and expect the sale to occur in the first half of 2016.
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

Year	WTI Cushing Crude Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2011	$94.87	$4.03	1,846
2012	$94.05	$2.75	1,871
2013	$97.98	$3.73	1,705
2014	$93.17	$4.37	1,804
2015	$48.66	$2.62	943

(1)	Represents the average of the monthly average prices for each of the years presented. Source: U.S. Energy Information Administration, Bloomberg.

(2)	Source: www.bakerhughes.com

Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital spending by E&P companies increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer rig and trucking services, which results in lower hours worked. The following table presents our quarterly rig and trucking hours from 2013 through 2015.

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
	U.S.	International	Total
2015:
First Quarter	271,005	36,950	307,955	418,032	62
Second Quarter	232,169	25,555	257,724	342,271	63
Third Quarter	226,953	13,330	240,283	309,601	64
Fourth Quarter	203,252	8,279	211,531	247,979	62
Total 2015	933,379	84,114	1,017,493	1,317,883	251
2014:
First Quarter	347,047	46,090	393,137	481,353	63
Second Quarter	355,219	33,758	388,977	493,494	63
Third Quarter	365,891	34,603	400,494	506,486	64
Fourth Quarter	341,313	41,156	382,469	481,653	61
Total 2014	1,409,470	155,607	1,565,077	1,962,986	251
2013:
First Quarter	337,714	114,103	451,817	580,862	62
Second Quarter	365,956	65,280	431,236	559,584	64
Third Quarter	360,112	55,105	415,217	524,513	64
Fourth Quarter	343,626	46,553	390,179	507,636	62
Total 2013	1,407,408	281,041	1,688,449	2,172,595	252

(1)	Key's U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET CONDITIONS AND OUTLOOK
Market Conditions — Year Ended December 31, 2015
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
The fourth quarter continued the deterioration of the oil and gas industry as persistently low commodity prices caused oilfield service activity to continue to decline. Additionally, a pronounced seasonal reduction in activity, due to holidays, fewer daylight hours and adverse weather conditions, contributed to activity declines during the quarter. E&P companies have continued to scale back capital spending in order to preserve liquidity. Further, operating expenditures, on which Key’s core production services business relies, have also been scaled down as the economics supporting this spend has eroded at current commodity prices. Key has aggressively reshaped its organizational structure and reduced its cost structure to reflect the realities of today’s market.
The Company moved closer to exiting the markets in which it participates outside of North America. All of our physical assets in Colombia, Ecuador, Bahrain and Oman have been sold or were relocated to the U.S. As it pertains to the Company’s business in Russia, we continue to work with potential buyers to finalize the due diligence and negotiate a final transaction. Once we have finalized a sale of our Russia business, our remaining operations outside of the U.S. will be limited to Mexico and our subsidiary in Canada.

Market Outlook
The domestic oil and gas complex is now facing the challenge of how to achieve return-accretive cash flow in the face of low commodity prices. We believe that due to deferred maintenance there is a backlog of well maintenance building, though it remains unclear what set of factors will drive our customers to resume normal production maintenance activity levels. However, we believe that our customers must work on these wells to maintain the production base and further believe that the economics associated with this work make sense at an oil price lower than was enjoyed by our customers at the peak of the most recent drilling cycle. As such, we believe that our commitment to production enhancement activities will eventually provide a meaningful opportunity for us.
As we look into the first quarter, the outlook for the U.S. oilfield services landscape remains challenged. The Company will continue to identify ways to streamline its cost structure and will continue to explore ways to enhance the liquidity position of the company both internally and externally.
RESULTS OF OPERATIONS
Consolidated Results of Operations
The following table shows our consolidated results of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
REVENUES	$792,326	$1,427,336	$1,591,676
COSTS AND EXPENSES:
Direct operating expenses	714,637	1,059,651	1,114,462
Depreciation and amortization expense	180,271	200,738	225,297
General and administrative expenses	202,631	249,646	221,753
Impairment expense	722,096	121,176	—
Operating income (loss)	(1,027,309)	(203,875)	30,164
Interest expense, net of amounts capitalized	73,847	54,227	55,204
Other (income) loss, net	9,394	1,009	(803)
Loss before income taxes	(1,110,550)	(259,111)	(24,237)
Income tax benefit	192,849	80,483	3,064
Net loss	(917,701)	(178,628)	(21,173)
Income attributable to noncontrolling interest	—	—	595
LOSS ATTRIBUTABLE TO KEY	$(917,701)	$(178,628)	$(21,768)
Years Ended December 31, 2015 and 2014
For the year ended December 31, 2015, our operating loss was $1.0 billion, compared to an operating loss of $203.9 million for the year ended December 31, 2014. Loss per share was $5.86 for the year ended December 31, 2015 compared to $1.16 loss per share for the year ended December 31, 2014.
Revenues
Our revenues for the year ended December 31, 2015 decreased $635.0 million, or 44.5%, to $792.3 million from $1.4 billion for the year ended December 31, 2014, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of reduced customer activity in Russia and Colombia and the exit of operations in the Middle East and South America. See “Segment Operating Results — Years Ended December 31, 2015 and 2014” below for a more detailed discussion of the change in our revenues.
Direct operating expenses
Our direct operating expenses decreased $345.0 million, or 32.6%, to $714.6 million (90.2% of revenues) for the year ended December 31, 2015, compared to $1.06 billion (74.2% of revenues) for the year ended December 31, 2014. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels. See “Segment Operating Results — Years Ended December 31, 2015 and 2014” below for a more detailed discussion of the change in our direct operating expenses.
Depreciation and amortization expense
Depreciation and amortization expense decreased $20.5 million, or 10.2%, to $180.3 million (22.8% of revenues) for the year ended December 31, 2015, compared to $200.7 million (14.1% of revenues) for the year ended December 31, 2014. The decrease is primarily attributable to the impairment of certain fixed assets and decreases in capital expenditures and lower amortization expense due to the impairment of certain intangible assets.
General and administrative expenses
General and administrative expenses decreased $47.0 million, or 18.8%, to $202.6 million (25.6% of revenues) for the year ended December 31, 2015, compared to $249.6 million (17.5% of revenues) for the year ended December 31, 2014. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages and lower expenses related to our FCPA investigations.
Impairment expense
During the year ended December 31, 2015, we recorded a $582.7 million impairment of goodwill, a $51.1 million impairment of fixed assets that are being held and used, a $1.5 million impairment of other intangible assets that are no longer being used, and a $86.8 million impairment of fixed assets to reduce the carrying value of assets held for sale to fair market value. During the year ended December 31, 2014, we recorded a $28.7 million impairment of goodwill and tradenames in our Russian business unit which is included in our International reporting segment and a $73.4 million impairment of goodwill and fixed assets at our Fishing and Rental Services segment and a $19.1 million impairment of goodwill at our Coiled Tubing segment.
Interest expense, net of amounts capitalized
Interest expense increased $19.6 million to $73.8 million (9.3% of revenues), for the year ended December 31, 2015, compared to $54.2 million (3.8% of revenues) for the year ended December 31, 2014. The increase is primarily related to increased borrowings and interest rate under the new Term Loan Facility in the year ended December 31, 2015 and the write-off of the remaining $0.8 million of unamortized deferred financing costs related to the 2011 Credit Facility in the second quarter of 2015.
Other loss, net
During the year ended December 31, 2015, we recognized other loss, net, of $9.4 million, compared to other loss, net, of $1.0 million for the year ended December 31, 2014. A $7.8 million allowance for the collectibility of our notes receivable related to the sale of our operations in Argentina was recorded in the year ended December 31, 2015. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The table below presents comparative detailed information about other loss, net at December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Interest income	$(159)	$(82)
Foreign exchange loss	4,153	3,733
Allowance for collectibility of notes receivable	7,705	—
Other, net	(2,305)	(2,642)
Total	$9,394	$1,009
Income tax benefit
Our income tax benefit on continuing operations was $192.8 million (17.4% effective rate) on pre-tax loss of $1.1 billion for the year ended December 31, 2015, compared to an income tax benefit of $80.5 million (31.1% effective rate) on a pre-tax loss of $259.1 million for the year ended December 31, 2014. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.

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
Impairment expense
During the year ended December 31, 2014, we recorded a $28.7 million impairment of goodwill and other intangibles assets in our Russian business unit, which is included in our International reporting segment, $73.4 million impairment of fixed assets and other intangibles assets at our Fishing and Rental Services segment and a $19.1 million impairment of goodwill at our Coiled Tubing segment. No impairments were recorded in 2013.
Interest expense, net of amounts capitalized
Interest expense decreased $1.0 million to $54.2 million (3.8% of revenues), for the year ended December 31, 2014, compared to $55.2 million (3.5% of revenues) for the year ended December 31, 2013. The decrease is primarily related to reduced borrowings under the revolving credit facility for the year ended December 31, 2014 compared to 2013.
Other (income) loss, net
During the year ended December 31, 2014, we recognized other loss, net, of $1.0 million, compared to other income, net, of $0.8 million for the year ended December 31, 2013. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The table below presents comparative detailed information about other (income) loss, net at December 31, 2014 and 2013:

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
Segment Operating Results
Years Ended December 31, 2015 and 2014
The following table shows operating results for each of our reportable segments for the years ended December 31, 2015 and 2014 (in thousands):
For the year ended December 31, 2015

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$377,131	$153,153	$89,823	$121,883	$50,336	$—	$792,326
Operating expenses	685,070	196,637	244,991	319,295	232,872	140,770	1,819,635
Operating loss	(307,939)	(43,484)	(155,168)	(197,412)	(182,536)	(140,770)	(1,027,309)
For the year ended December 31, 2014

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$679,045	$249,589	$173,364	$212,598	$112,740	$—	$1,427,336
Operating expenses	582,658	246,262	184,183	271,542	178,172	168,394	1,631,211
Operating income (loss)	96,387	3,327	(10,819)	(58,944)	(65,432)	(168,394)	(203,875)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $301.9 million, or 44.5%, to $377.1 million for the year ended December 31, 2015, compared to $679.0 million for the year ended December 31, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our U.S. Rig Services segment were $685.1 million during the year ended December 31, 2015, which represented an increase of $102.4 million, or 17.6%, compared to $582.7 million for the year ended December 31, 2014. These expenses increased primarily as a result of a $297.7 million impairment of goodwill in 2015, partially offset by a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $96.4 million, or 38.6%, to $153.2 million for the year ended December 31, 2015, compared to $249.6 million for the year ended December 31, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $196.6 million during the year ended December 31, 2015, which represented a decrease of $49.6 million, or 20.2%, compared to $246.3 million for the year ended December 31, 2014. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels. This decrease was partially offset by a $24.5 million impairment of goodwill recorded in 2015.

Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $83.5 million, or 48.2%, to $89.8 million for the year ended December 31, 2015, compared to $173.4 million for the year ended December 31, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $245.0 million during the year ended December 31, 2015, which represented an increase of $60.8 million, or 33.0%, compared to $184.2 million for the year ended December 31, 2014. These expenses increased primarily as a result of a $82.7 million impairment of goodwill and a $51.1 million impairment of fixed assets in 2015 compared to a $19.1 million impairment of goodwill in 2014, partially offset by a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $90.7 million, or 42.7%, to $121.9 million for the year ended December 31, 2015, compared to $212.6 million for the year ended December 31, 2014. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $319.3 million during the year ended December 31, 2015, which represented an increase of $47.8 million, or 17.6%, compared to $271.5 million for the year ended December 31, 2014. These expenses increased primarily as a result of a $173.5 million impairment of goodwill and a $6.0 million impairment of intangible assets in 2015 compared to a $62.1 impairment of fixed assets in 2014, partially offset by a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $62.4 million, or 55.4%, to $50.3 million for the year ended December 31, 2015, compared to $112.7 million for the year ended December 31, 2014. The decrease was primarily attributable to lower customer activity in Russia and Colombia and the exit of operations in the Middle East and South America.
Operating expenses for our International segment increased $54.7 million, or 30.7%, to $232.9 million for the year ended December 31, 2015, compared to $178.2 million for the year ended December 31, 2014. These expenses increased primarily as a result of an increase in impairment of assets held for sale of $80.8 million and a $4.4 million impairment of goodwill in 2015 compared to a $22.4 million impairment of goodwill and $6.3 million impairment of intangible assets in 2014, partially offset by a decrease in employee compensation costs and equipment expense, primarily due to lower activity.
Functional support
Operating expenses for our Functional Support segment decreased $27.6 million, or 16.4%, to $140.8 million (17.8% of consolidated revenues) for the year ended December 31, 2015 compared to $168.4 million (11.8% of consolidated revenues) for the year ended December 31, 2014. The decrease in expense is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease of $9.5 million of legal expense related to the FCPA investigations.

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
Liquidity and Capital Resources
We require capital to fund our ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions, our debt service payments and our other obligations. Our primary sources of liquidity are cash flows generated from our operations, available cash and borrowings under our ABL facility.
Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and that trend has continued into 2016. As a result, demand for our products and services has declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially. These trends materially and adversely affected our results of operations, cash flows and financial condition during 2015 and, unless conditions in our industry improve, this trend will continue during 2016 and potentially beyond.
In response to these conditions, we have undertaken several actions detailed below in an effort to preserve and improve our liquidity and financial position.

•
On June 1, 2015, we entered into our $100 million ABL Facility due February 28, 2020 and our $315 million Term Loan Facility due June 1, 2020. At the closing, we borrowed the full amount available under the Term Loan Facility and used a portion of the proceeds to repay and terminate our prior revolving credit facility. Remaining proceeds were retained as cash to provide liquidity. As of December 31, 2015, we had no borrowings outstanding under the ABL Facility and $47.9 million of letters of credit outstanding with available borrowing capacity of $27.2 million available, as restricted by covenant constraints under our ABL Facility.

•
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. As of December 31, 2015, we had sold our subsidiary in Bahrain and certain assets in Oman, Ecuador and Colombia and are no longer operating in these markets. We are currently in discussions to sell our subsidiary in Russia.

•
Beginning in the first quarter of 2015, we began a series of cost cutting initiatives at both corporate and field levels, which include fixed costs, supply-chain efficiencies and headcount and wage reductions.

However, we still have substantial indebtedness and other obligations, and we may incur additional expenses and be obligated to pay fines or penalties in connection with seeking to resolve our ongoing FCPA investigation, although, at this time, we are unable to predict the ultimate resolution of this matter.
Our ability to fund our operations, pay the principal and interest on our long-term debt and to satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations. During 2015, our net cash used in operating activities was $22.4 million, and, if industry conditions do not improve, we may have negative cash flows from operations in 2016.
As of December 31, 2015, our adjusted working capital (working capital excluding the current portion of long-term debt) was $269.1 million compared to $191.9 million as of December 31, 2014. Our adjusted working capital increased during 2015 primarily as a result of the receipt of cash proceeds from the Term Loan Facility and a decrease in accounts payable and other accrued expenses partially offset by a decrease in accounts receivable and repayment of the 2011 Credit Facility.

As of December 31, 2015, we had $204.4 million of cash, of which approximately $13.7 million was held in the bank accounts of our foreign subsidiaries. As of December 31, 2015, $10.6 million of the cash held by our foreign subsidiaries was held in U.S. bank accounts and denominated in U.S. dollars. We believe that the cash held by our wholly owned foreign subsidiaries could be repatriated for general corporate use without material withholdings.
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months. However, in light of the current conditions in our industry, we continue to explore alternatives to improve our liquidity. We may not, however, be able to implement any such a transaction or alternative, if necessary, on commercially reasonable terms or at all, and, even if we are successful in implementing strategic transaction or alternative, such transaction or alternative may not be successful in allowing us to meet our debt obligations. In addition, even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us and/or certain of our security holders and could materially and adversely impact the interests of certain of our security holders. See Item 1A—Risk Factors—“The amount of our debt and the covenants in the agreements governing our debt could negatively impact our financial condition, results of operations and business prospects.” and “We may not be able to generate sufficient cash flow to meet our debt service and other obligations.” Our future operating performance and ability to refinance will be affected by the results of our operations, economic and capital market conditions, oil and natural gas prices and other factors, many of which are beyond our control.
Cash Flows
Cash used in operating activities was $22.4 million for the year ended December 31, 2015, compared to cash provided by operating activities of $164.2 million for the year ended December 31, 2014. Cash used by operating activities for the year ended December 31, 2015 was primarily related to net loss adjusted for noncash items and payments of accounts payable and other accrued liabilities partially offset by cash inflows related to the collection of accounts receivable. Cash provided by operating activities for the year ended December 31, 2014 was primarily related to net income adjusted for noncash items, collection of accounts receivable and an increase in accounts payable.
Cash used in investing activities was $19.4 million and $146.8 million for the years ended December 31, 2015 and 2014, respectively. Investing cash outflows during these periods consisted primarily of capital expenditures partially offset by the sales of assets. Capital expenditures primarily relate to replacement assets for our existing fleet and equipment.
Cash provided by financing activities was $218.7 million for the year ended December 31, 2015, compared to cash used in financing activities of $22.1 million during the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2015 primarily relates to proceeds from long-term debt partially offset by net payments on our 2011 Credit Facility. Cash used in financing activities for the year ended December 31, 2014 primarily relates to net payments on our 2011 Credit Facility.
The following table summarizes our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$(22,386)	$164,168
Cash paid for capital expenditures	(40,808)	(161,639)
Proceeds from sale of assets	20,810	15,844
Payment of accrued acquisition cost of the 51% noncontrolling interest in AlMansoori Key Energy Services LLC	—	(5,100)
Proceeds from notes receivable	595	4,055
Repayments of long-term debt	(1,575)	(3,573)
Proceeds from long-term debt	305,550	—
Proceeds from borrowings on revolving credit facility	130,000	260,000
Repayments on revolving credit facility	(200,000)	(275,000)
Payment of deferred financing costs	(11,461)	—
Other financing activities, net	(3,785)	(3,485)
Effect of changes in exchange rates on cash	110	3,728
Net increase (decrease) in cash and cash equivalents	$177,050	$(1,002)

Debt Service
At December 31, 2015, our annual maturities on our indebtedness, consisting only of our 2021 Notes and Term Loan Facility at year-end, were as follows:

Principal Payments
(in thousands)
2016	$3,150
2017	3,150
2018	3,150
2019	3,150
2020	300,825
2021 and thereafter	675,000
Total	$988,425
Interest on $675.0 million of our 2021 Notes is due on March 1 and September 1 of each year. Our 2021 Notes mature on September 1, 2021. Interest paid on our 2021 Notes during 2015 and 2014 was $45.6 million. We expect to fund interest payments from cash on hand and cash generated by operations.
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

Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2015, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with all covenants under the Indenture at December 31, 2015.
ABL Facility
On June 1, 2015, the Company entered into a Loan and Security Agreement (the “ABL Facility”), among the Company and Key Energy Services, LLC, as the Borrowers (collectively, the “ABL Borrowers”), certain subsidiaries of the ABL Borrowers named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “ABL Lenders”), Bank of America, N.A., as Administrative Agent for the Lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Collateral Agents for the Lenders. The ABL Facility provides for aggregate initial commitments from the ABL Lenders of $100 million (the “Commitments”) and matures on February 28, 2020.
The ABL Facility provides the ABL Borrowers with the ability to borrow up to an aggregate principal amount equal to the lesser of (i) the Commitments and (ii) the sum of (a) 85% of the value of eligible accounts receivable plus (b) 80% of the value of eligible unbilled accounts receivable, subject to a limit equal to the greater of (x) $35 million and (y) 25% of the Commitments plus (c) certain cash and cash equivalents deposited for the benefit of the ABL Lenders, subject to a limit of $15 million. The amount that may be borrowed under the ABL Facility is subject to reduction for certain reserves provided for by the ABL Facility. In addition, the percentages of accounts receivable and unbilled accounts receivable included in the calculation described above is subject to reduction to the extent of certain bad debt write-downs and similar amounts provided in the ABL Facility.
Borrowings under the ABL Facility bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus 4.5% or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the Federal Funds rate, plus 0.50% or (z) 30-day LIBOR, plus 1.0% plus (b) 3.5%. In addition, the ABL Facility provides for unused line fees of 1.00% to 1.25% per year, depending on utilization, letter of credit fees and certain other fees.
The ABL Facility is guaranteed by certain of the Company’s existing and future subsidiaries (the “ABL Guarantors,” and together with the ABL Borrowers, the “ABL Loan Parties”). To secure their obligations under the ABL Facility, each of the ABL Loan Parties has granted to the Administrative Agent a first-priority security interest for the benefit of the ABL Lenders in its present and future accounts receivable, inventory and related assets and proceeds of the foregoing (the “ABL Priority Collateral”). In addition, the obligations of the ABL Loan Parties under the ABL Facility are secured by second-priority liens on the Term Priority Collateral (as described below under “Term Loan Facility”).
The revolving loans under the ABL Facility may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs.
The ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions without the permission of the ABL Lenders or as permitted under the ABL Facility including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets. The ABL Facility also contains a requirement that the ABL Borrowers comply with a minimum liquidity covenant, an asset coverage ratio and, during certain periods, a fixed charge coverage ratio.
Under the asset coverage ratio covenant, the ABL Borrowers must maintain an asset coverage ratio of at least 1.5 to 1.0. The asset coverage ratio is generally defined as the ratio of (i) the sum of (a) the value of the Term Priority Collateral plus (b) certain cash and cash equivalents in excess of $100 million held for the benefit of the Term Loan Lenders to (ii) the sum of (a) the amount outstanding under the Term Loan Facility and, following repayment of the Term Loan Facility, the amount outstanding under the ABL Facility, plus (b) the amount of any fine or settlement in respect of the FCPA Matter (as defined in the ABL Facility) that is secured by a lien on the ABL Priority Collateral or the Term Priority Collateral (the “Asset Coverage Ratio”).
Under the fixed charge coverage ratio covenant, the ABL Borrowers must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 during the period commencing on the day that availability under the ABL Facility is less than the greater of $20 million and 20% of the Commitments and continuing until the 90th day following the day that availability under the ABL Facility is greater than the greater of $20 million and 20% of the Commitments. The fixed charge coverage ratio is generally defined as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions. The ABL Facility permits the ABL Borrowers, in calculating EBITDA, to add back certain amounts in respect of the investigatory expenses associated with the

FCPA Matter and amounts paid in settlement of the FCPA Matter to the extent such amounts do not exceed net liquidity, defined as certain cash and cash equivalents minus the principal amount of loans outstanding under the ABL Facility.
Under the minimum liquidity covenant (the “Minimum Liquidity Covenant”), the ABL Borrowers must not permit Liquidity, defined as the sum of (i) availability under the ABL Facility plus (ii) certain unrestricted cash and cash equivalents, to be less than $100.0 million as of the last day of any fiscal quarter or immediately after any cash payment of a settlement of, or fine in connection with, the FCPA Matter.
The ABL Facility contains customary representations and warranties and conditions to borrowing, including the absence of any default or event of default, the accuracy in all material respects of the representations and warranties of the ABL Loan Parties contained in the ABL Facility and the absence of any event or circumstance that has or could reasonably be expected to have a material adverse effect.
The ABL Facility contains customary events of default, the occurrence of which entitle the ABL Lenders to accelerate the maturity of amounts outstanding under the ABL Facility and exercise other customary remedies and an event of that is triggered if, immediately after any cash payment of a settlement of the FCPA Matter (and after any cash or borrowings under the ABL Facility are used to fund such payment), (i) the Company shall fail to be in compliance with the Minimum Liquidity Covenant or (ii) if any loans under the ABL Facility are outstanding on the date of such cash payment, availability under the ABL Facility is less than 33% of the borrowing base in effect on such date.
Term Loan Facility
On June 1, 2015, the Company entered into a Term Loan and Security Agreement (the “Term Loan Facility”), among the Company, as Borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”), Cortland Capital Market Services LLC, as Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.
On June 1, 2015, the Company and other parties thereto closed on the Term Loan Facility, the Company borrowed $315 million (prior to giving effect to an upfront discount of 3% which resulted in net proceeds to the Company, prior to expenses, of approximately $305.5 million), and the Company used a portion of such proceeds to repay its prior credit facility. The Term Loan Facility provides for an incremental facility which, subject to the agreement of one or more Term Loan Lenders or other institutional lenders agreeing to provide the additional loans and the satisfaction of certain terms and conditions, would enable the Company to borrow additional amounts under the Term Loan Facility as long as the aggregate outstanding amount of all borrowings thereunder does not exceed $400 million. The Term Loan Facility will mature on June 1, 2020, although such maturity date may, at the Company’s request, be extended by one or more of the Term Loan Lenders pursuant to the terms of the Term Loan Facility.
Borrowings under the Term Loan Facility bear interest, at the Company’s option, at a per annum rate equal to (i) LIBOR for one, two, three, six, or, with the consent of the Term Loan Lenders, 12 months, plus 9.25% or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the Federal Funds rate, plus 0.50% and (z) 30-day LIBOR, plus 1.0% plus (b) 8.25%.
The Term Loan Facility is guaranteed by certain of the Company’s existing and future subsidiaries (the “Term Loan Guarantors,” and together with the Company, the “Term Loan Parties”). To secure their obligations under the Term Loan Facility, each of the Term Loan Parties has granted to the Agent a first-priority security interest for the benefit of the Term Loan Lenders in substantially all of each Term Loan Party’s assets other than certain excluded assets and the ABL Priority Collateral (the “Term Priority Collateral”). In addition, the obligations of the Term Loan Parties under the Term Loan Facility are secured by second-priority liens on the ABL Priority Collateral (as described above under “ABL Facility”).
The loans under the Term Loan Facility may be prepaid at the Company’s option, subject to the payment of a prepayment premium in certain circumstances as provided in the Term Loan Facility. The Company is required to make principal payments in the amount of $787,500 per quarter commencing with the quarter ended September 30, 2015. In addition, pursuant to the Term Loan Facility, the Company must offer to prepay term loans out of the Net Cash Proceeds (as defined in the Term Loan Facility) of certain asset sales and, for each fiscal year beginning with the Company’s fiscal year ending December 31, 2015, the Company must offer to prepay term loans in an aggregate principal amount equal to 50% of the Company’s Excess Cash Flow (as defined in the Term Loan Facility) for such fiscal year. Within 30 days following any Change of Control (as defined in the Term Loan Facility), the Company must offer to prepay all term loans (i) at a price of 101% of the amount thereof if, after giving effect to such Change of Control, the Asset Coverage Ratio is at least 1.5 to 1.0 or (ii) at a price equal to the greater of 101% of the amount thereof and the applicable prepayment premium provided for in the Term Loan Facility if, after giving effect to such Change of Control, the Asset Coverage Ratio is less than 1.5 to 1.0.
The Term Loan Facility contains customary representations and warranties and certain affirmative and negative covenants, including covenants that restrict the ability of the Term Loan Parties to take certain actions without the permission of the Term Loan Lenders or as permitted under the Term Loan Facility including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets. The Term Loan Facility also contains financial covenants requiring that the Company maintain an Asset Coverage Ratio of at least 1.5 to 1.0 and that Liquidity (as defined in the Term Loan Facility) must not be less than $100 million as of the last day of any fiscal quarter or immediately after any cash payment of a settlement of, or fine in connection with, the FCPA Matter.
The Term Loan Facility contains events of default, the occurrence of which entitle the Term Loan Lenders to accelerate the maturity of amounts outstanding under the Term Loan Facility and exercise other customary remedies.
We were in compliance with covenants of the ABL Facility and Term Loan Facility as of December 31, 2015. As of December 31, 2015, we have no borrowings outstanding under the ABL Facility and $47.9 million of letters of credit outstanding with borrowing capacity of $27.2 million available subject to covenant constraints under our ABL Facility.
Our ability to fund our operations, pay the principal and interest on our long-term debt and to satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations.  During 2015, cash used in operations was $22.4 million, and, if industry conditions do not improve, we may have negative cash flows from operations in 2016.
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months. However, in light of the current conditions in our industry, we continue to analyze a variety of transactions and mechanisms designed to reduce our debt and improve our liquidity. Our future operating performance and ability to refinance will be affected by the results of our operations, economic and capital market conditions, oil and natural gas prices and other factors, many of which are beyond our control.
We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, and are unable to cure, obtain a waiver or an amendment, it could lead to an event of default and the consequent acceleration of our obligation to repay all of our outstanding debt. Our ability to comply with debt covenants and other restrictions may be affected by events beyond our control, including general economic and financial conditions.
In particular, under the terms of our indebtedness, we must comply with certain financial ratios and satisfy certain financial condition tests that could require us to take action to reduce our debt or take some other action in order to comply with them. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may not be able to continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. If we default, lenders under our ABL Facility will no longer be obligated to extend credit to us and they, as well as the trustee for our outstanding notes and the administrative agent under our Term Loan Facility, could elect to declare all amounts of outstanding debt together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows.
In addition, access to the liquidity provided by our ABL Facility is predicated upon our ability to satisfy the conditions to borrowing, which conditions require that the representations and warranties under the facility, including representations and warranties related to our solvency and the absence of a material adverse effect, remain true and correct.
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the year ended December 31, 2015 were as follows:

The Year Ended
December 31, 2015
(in thousands)
ABL Facility	—%
Term Loan Facility	10.27%
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

The interest rate per annum applicable to the 2011 Credit Facility was, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans had ranged from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility was equal to 0.5%. For the five months ended June 1, 2015 and year ended December 31, 2014, the weighted average interest rates on the outstanding borrowings under our 2011 Credit Facility was 3.14% and 2.97%, respectively.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of December 31, 2015, $2.0 million of letters of credit were outstanding under the facility.
Off-Balance Sheet Arrangements
At December 31, 2015, we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Contractual Obligations
Set forth below is a summary of our contractual obligations as of December 31, 2015. The obligations we pay in future periods reflect certain assumptions, including variability in interest rates on our variable-rate obligations and the duration of our obligations, and actual payments in future periods may vary.

	Payments Due by Period
	Total	Less than 1 Year (2016)	1-3 Years (2017-2019)	4-5 Years (2020-2021)	After 5 Years (2022+)
	(in thousands)
2021 Notes	675,000	$—	$—	$675,000	$—
Interest associated with 2021 Notes	254,402	45,563	136,688	72,151	—
Term Loan Facility due 2020	313,425	3,150	9,450	300,825	—
Interest associated with Term Loan Facility(1)	31,688	7,175	21,525	2,988	—
Non-cancelable operating leases	56,405	9,712	19,428	9,638	17,627
Liabilities for uncertain tax positions	408	157	251	—	—
Equity based compensation liability awards(2)	271	271	—	—	—
Total	$1,331,599	$66,028	$187,342	$1,060,602	$17,627

(1)	Based on interest rates in effect at December 31, 2015.

(2)	Based on our closing stock price at December 31, 2015.
Debt Compliance
At December 31, 2015, we were in compliance with all the financial covenants under our ABL Facility, Term Loan Facility and 2021 Notes. Based on management’s current projections, we expect to be in compliance with all the covenants under our 2011 Credit Facility and 2021 Notes for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. See “— Debt Service” and “Item 1A. Risk Factors”

Capital Expenditures
During the year ended December 31, 2015, our capital expenditures totaled $40.8 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2016 contemplates spending between $20.0 million and $30.0 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacement to our rig services fleet. Our capital expenditure program for 2016 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2016 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2016 to increase market share or expand our presence into a new market. We currently anticipate funding our 2016 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
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
We are primarily self-insured against physical damage to our property, rigs, equipment and automobiles due to large deductibles or self-insurance.
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
The decline in market value of our stock during the third quarter of 2015 as well as the persistent low oil prices and the affect that low oil prices have on our industry were determined to be triggering events making it necessary to perform testing for possible goodwill impairment for our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services, Fluid Management Services and International segments. Our analysis concluded that the remaining $561.0 million of goodwill of these segments was fully impaired.
We also have intangible assets that are not amortized of $0.9 million related to our Russian reporting unit in our
International segment. These tradenames are tested for impairment annually using a relief from royalty method.
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

Valuation of Equity-Based Compensation
We have granted stock options, stock-settled stock appreciation rights (“SARs”), restricted stock (“RSAs” and “RSUs”) and performance units to our employees and non-employee directors. The option and SAR awards we grant are fair valued using a Black-Scholes option model on the grant date and are amortized to compensation expense over the vesting period of the option or SAR award, net of estimated and actual forfeitures. Compensation related to RSAs and RSUs is based on the fair value of the award on the grant date and is recognized based on the vesting requirements that have been satisfied during the period. The grant-date fair value of our restricted stock awards is determined using our stock price on the grant date. Performance units provide a cash incentive award, the unit value of which is determined with reference to our common stock. See “Note 19. Share Based Compensation” in “Item 8. Financial Statements and Supplementary Data” for a more detailed discussion of performance units measurement.
In utilizing the Black-Scholes option pricing model to determine fair values of stock options and SARs awards, certain assumptions are made which are based on subjective expectations, and are subject to change. A change in one or more of these assumptions would impact the expense associated with future grants. These key assumptions include the volatility in the price of our common stock, the risk-free interest rate and the expected life of awards. We did not grant any stock options during the years ended December 31, 2015, 2014 and 2013.
Recent Accounting Developments
ASU 2015-17. In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The objective of this ASU is to simplify the current guidance which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. The new guidance will require entities to present deferred tax assets and liabilities as non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
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
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to certain market risks as part of our ongoing business operations, including risks from changes in interest rates, foreign currency exchange rates and equity prices that could impact our financial position, results of operations and cash flows. We manage our exposure to these risks through regular operating and financing activities, and may, on a limited basis, use derivative financial instruments to manage this risk. Derivative financial instruments were not used in the years ended December 31, 2015, 2014 and 2013. To the extent that we use such derivative financial instruments, we will use them only as risk management tools and not for speculative investment purposes.
Interest Rate Risk
As of December 31, 2015, we had outstanding $675.0 million of 2021 Notes. These notes are fixed-rate obligations, and as such do not subject us to risks associated with changes in interest rates. Borrowings under our Term Loan Facility bear interest at variable interest rates, and therefore expose us to interest rate risk. As of December 31, 2015, the interest rate on our outstanding variable-rate debt obligations was 10.25%. A hypothetical 10% increase in that rate would increase the annual interest expense on those instruments by $3.2 million. Borrowings under our ABL Facility also bear interest at variable interest rates, however, there are no borrowings under this facility.
Foreign Currency Risk
As of December 31, 2015, we conduct operations in Mexico and Russia. We also have a Canadian subsidiary. The local currency is the functional currency for our operations in Russia. For balances denominated in our Russian subsidiaries’ local currency, changes in the value of their assets and liabilities due to changes in exchange rates are deferred and accumulated in other comprehensive income until we liquidate our investment. Our Russian foreign subsidiaries must remeasure their account balances at the end of each period to an equivalent amount of U.S. dollars, with changes reflected in earnings during the period. A hypothetical 10% decrease in the average value of the U.S. dollar relative to the value of the local currency for our Russian subsidiaries would increase our net income by $1.4 million.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Key Energy Services, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Key Energy Services, Inc.
We have audited the accompanying consolidated balance sheets of Key Energy Services, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Energy Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.
/s/ GRANT THORNTON LLP
Houston, Texas
March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Key Energy Services, Inc.
We have audited the internal control over financial reporting of Key Energy Services, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 4, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Houston, Texas
March 4, 2016

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$204,354	$27,304
Accounts receivable, net of allowance for doubtful accounts of $20,915 and $2,925	115,992	289,466
Inventories	29,395	30,171
Other current assets	70,685	86,854
Total current assets	420,426	433,795
Property and equipment, gross	2,376,388	2,555,515
Accumulated depreciation	(1,496,356)	(1,320,257)
Property and equipment, net	880,032	1,235,258
Goodwill	—	582,739
Other intangible assets, net	5,883	14,500
Other assets	21,457	56,471
TOTAL ASSETS	$1,327,798	$2,322,763
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,740	$77,631
Other current liabilities	120,593	164,227
Current portion of long-term debt	3,150	—
Total current liabilities	154,483	241,858
Long-term debt	961,700	737,691
Workers’ compensation, vehicular and health insurance liabilities	26,327	29,690
Deferred tax liabilities	14,252	228,394
Other non-current liabilities	30,746	27,067
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 157,543,259 and 153,557,108 shares issued and outstanding	15,754	15,356
Additional paid-in capital	966,637	960,647
Accumulated other comprehensive loss	(43,740)	(37,280)
Retained earnings (deficit)	(798,361)	119,340
Total equity	140,290	1,058,063
TOTAL LIABILITIES AND EQUITY	$1,327,798	$2,322,763
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
REVENUES	$792,326	$1,427,336	$1,591,676
COSTS AND EXPENSES:
Direct operating expenses	714,637	1,059,651	1,114,462
Depreciation and amortization expense	180,271	200,738	225,297
General and administrative expenses	202,631	249,646	221,753
Impairment expense	722,096	121,176	—
Operating income (loss)	(1,027,309)	(203,875)	30,164
Interest expense, net of amounts capitalized	73,847	54,227	55,204
Other (income) loss, net	9,394	1,009	(803)
Loss before income taxes	(1,110,550)	(259,111)	(24,237)
Income tax benefit	192,849	80,483	3,064
Net loss	(917,701)	(178,628)	(21,173)
Income attributable to noncontrolling interest	—	—	595
LOSS ATTRIBUTABLE TO KEY	$(917,701)	$(178,628)	$(21,768)
Loss per share:
Basic and diluted	$(5.86)	$(1.16)	$(0.14)
Loss per share attributable to Key:
Basic and diluted	$(5.86)	$(1.16)	$(0.14)
Weighted Average Shares Outstanding:
Basic and diluted	156,598	153,371	152,271
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
NET LOSS	$(917,701)	$(178,628)	$(21,173)
Other comprehensive loss:
Foreign currency translation loss	(6,460)	(21,866)	(5,607)
Total other comprehensive loss	(6,460)	(21,866)	(5,607)
COMPREHENSIVE LOSS	(924,161)	(200,494)	(26,780)
Comprehensive loss attributable to noncontrolling interest	—	—	96
COMPREHENSIVE LOSS ATTRIBUTABLE TO KEY	$(924,161)	$(200,494)	$(26,684)
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(917,701)	$(178,628)	$(21,173)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	180,271	200,738	225,297
Impairment expense	722,096	121,176	—
Bad debt expense	21,172	2,710	634
Accretion of asset retirement obligations	630	605	604
(Income) loss from equity method investments	(39)	(25)	447
Amortization and write-off of deferred financing costs and premium on debt	4,645	2,606	2,244
Deferred income tax benefit	(189,327)	(82,922)	(11,929)
Capitalized interest	—	—	(607)
(Gain) loss on disposal of assets, net	51,531	8,686	(2,972)
Share-based compensation	10,173	10,949	13,785
Excess tax expense from share-based compensation	3,423	1,240	1,848
Changes in working capital:
Accounts receivable	151,489	54,024	54,003
Other current assets	12,050	(2,471)	5,915
Accounts payable and accrued liabilities	(91,978)	15,114	(82,318)
Share-based compensation liability awards	—	(846)	954
Other assets and liabilities	19,179	11,212	41,911
Net cash provided by (used in) operating activities	(22,386)	164,168	228,643
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,808)	(161,639)	(164,137)
Proceeds from sale of assets	20,810	15,844	17,256
Payment of accrued acquisition cost of the 51% noncontrolling interest in AlMansoori Key Energy Services LLC	—	(5,100)	—
Acquisition of the 50% noncontrolling interest in Geostream	—	—	(14,600)
Proceeds from notes receivable	595	4,055	600
Net cash used in investing activities	(19,403)	(146,840)	(160,881)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,575)	(3,573)	—
Proceeds from long-term debt	305,550	—	—
Repayments of capital lease obligations	—	—	(393)
Proceeds from borrowings on revolving credit facility	130,000	260,000	220,000
Repayments on revolving credit facility	(200,000)	(275,000)	(300,000)
Payment of deferred financing costs	(11,461)	—	(69)
Repurchases of common stock	(362)	(2,245)	(3,196)
Proceeds from exercise of stock options and warrants	—	—	14
Excess tax expense from share-based compensation	(3,423)	(1,240)	(1,848)
Net cash provided by (used in) financing activities	218,729	(22,058)	(85,492)
Effect of changes in exchange rates on cash	110	3,728	87
Net increase (decrease) in cash and cash equivalents	177,050	(1,002)	(17,643)
Cash and cash equivalents, beginning of period	27,304	28,306	45,949
Cash and cash equivalents, end of period	$204,354	$27,304	$28,306
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCKHOLDERS					Noncontrolling Interest	Total
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)
	Number of Shares	Amount at par
	(in thousands, except per share data)
BALANCE AT DECEMBER 31, 2012	151,070	$15,108	$925,132	$(6,148)	$319,736	$33,504	$1,287,332
Foreign currency translation	—	—	—	(4,916)	—	(691)	(5,607)
Common stock purchases	(416)	(42)	(3,154)	—	—	—	(3,196)
Exercise of stock options and warrants	4	—	14	—	—	—	14
Share-based compensation	1,673	167	13,618	—	—	—	13,785
Tax expense from share-based compensation	—	—	(1,848)	—	—	—	(1,848)
Acquisition of the 50% noncontrolling interest in Geostream (Note 2)	—	—	22,432	(4,350)	—	(31,196)	(13,114)
Acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC (Note 2)	—	—	(2,888)	—	—	(2,212)	(5,100)
Net income (loss)	—	—	—	—	(21,768)	595	(21,173)
BALANCE AT DECEMBER 31, 2013	152,331	15,233	953,306	(15,414)	297,968	—	1,251,093
Foreign currency translation	—	—	—	(21,866)	—	—	(21,866)
Common stock purchases	(291)	(29)	(2,216)	—	—	—	(2,245)
Share-based compensation	1,517	152	10,797	—	—	—	10,949
Tax expense from share-based compensation	—	—	(1,240)	—	—	—	(1,240)
Net loss	—	—	—	—	(178,628)	—	(178,628)
BALANCE AT DECEMBER 31, 2014	153,557	15,356	960,647	(37,280)	119,340	—	1,058,063
Foreign currency translation	—	—	—	(6,460)	—	—	(6,460)
Common stock purchases	(240)	(24)	(338)	—	—	—	(362)
Share-based compensation	4,226	422	9,751	—	—	—	10,173
Tax expense from share-based compensation	—	—	(3,423)	—	—	—	(3,423)
Net loss	—	—	—	—	(917,701)	—	(917,701)
BALANCE AT DECEMBER 31, 2015	157,543	$15,754	$966,637	$(43,740)	$(798,361)	$—	$140,290
See the accompanying notes which are an integral part of these consolidated financial statements

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Mexico and Russia. In addition, we have a technology development and control systems business based in Canada. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East.
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

•	Collectability is reasonably assured when we screen our customers and provide goods and services according to determined credit terms that have been granted in accordance with our credit policy.
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
Cash and Cash Equivalents
We consider short-term investments with an original maturity of less than three months to be cash equivalents. At December 31, 2015, we have not entered into any compensating balance arrangements, but all of our obligations under our ABL Facility and Term Loan Facility (as defined below) were secured by most of our assets, including assets held by our subsidiaries, which includes our cash and cash equivalents. We restrict investment of cash to financial institutions with high credit standing and limit the amount of credit exposure to any one financial institution.
We maintain our cash in bank deposit and brokerage accounts which exceed federally insured limits. As of December 31, 2015, accounts were guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 and substantially all of our accounts held deposits in excess of the FDIC limits.
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
During the years ended December 31, 2015, 2014 and 2013, Chevron Texaco Exploration and Production accounted for approximately 15% of our consolidated revenue. No other customer accounted for more than 10% of our consolidated revenue in the years ended December 31, 2015, 2014 or 2013.
No customer accounted for more than 10% of our total accounts receivable as of December 31, 2015 and 2014.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories
Inventories, which consist primarily of equipment parts and spares for use in our operations and supplies held for consumption, are valued at the lower of average cost or market.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided for our assets over the estimated depreciable lives of the assets using the straight-line method. Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $176.1 million, $191.9 million and $206.2 million, respectively. We depreciate our operational assets over their depreciable lives to their salvage value, which is a value higher than the assets’ value as scrap. Salvage value approximates 10% of an operational asset’s acquisition cost. When an operational asset is stacked or taken out of service, we review its physical condition, depreciable life and ultimate salvage value to determine if the asset is operable and whether the remaining depreciable life and salvage value should be adjusted. When we scrap an asset, we accelerate the depreciation of the asset down to its salvage value. When we dispose of an asset, a gain or loss is recognized.
As of December 31, 2015, the estimated useful lives of our asset classes are as follows:

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
Deposits
Due to capacity constraints on equipment manufacturers, we have been required to make advanced payments for certain oilfield service equipment and other items used in the normal course of business. As of December 31, 2015 and December 31, 2014, deposits totaled $3.5 million and $10.1 million, respectively. Deposits consist primarily of payments made related to high demand long-lead time items.

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
We conduct our annual impairment test as of October 1 of each year. While this test is required on an annual basis, it can also be required more frequently based on changes in external factors or other triggering events. In 2015, we experienced several triggering events that required us to perform additional interim testing for the possible impairment of goodwill. Our analysis in the third quarter of 2015 concluded that our $561.0 million of goodwill was fully impaired. See “Note 9. Goodwill and Other Intangible Assets,” for further discussion.
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
Self-Insurance
We are primarily self-insured against physical damage to our equipment and automobiles as well as workers’ compensation claims. The accruals that we maintain on our consolidated balance sheet relate to these deductibles and self-insured retentions, which we estimate through the use of historical claims data and trend analysis. To assist management with the liability amount for our self-insurance reserves, we utilize the services of a third party actuary. The actual outcome of any claim could differ significantly from estimated amounts. We adjust loss estimates in the calculation of these accruals, based upon actual claim settlements and reported claims. See “Note 15. Commitments and Contingencies.”
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation
In the past, we have issued stock options, shares of restricted common stock, restricted stock units, stock appreciation rights (“SARs”) and performance units to our employees as part of those employees’ compensation and as a retention tool. For our options, restricted shares and SARs, we calculate the fair value of the awards on the grant date and amortize that fair value to compensation expense ratably over the vesting period of the award, net of estimated and actual forfeitures. The fair value of our stock option and SAR awards are estimated using a Black-Scholes fair value model. The valuation of our stock options and SARs requires us to estimate the expected term of award, which we estimated using the simplified method, as we did not have sufficient historical exercise information because of past legal restrictions on the exercise of our stock options. Additionally, the valuation of our stock option and SARs awards is also dependent on our historical stock price volatility, which we calculate using a lookback period equivalent to the expected term of the award, a risk-free interest rate, and an estimate of future forfeitures. The grant-date fair value of our restricted stock awards is determined using our stock price on the grant date. Our performance units are treated as “liability” awards and carried at fair value at each balance sheet date, with changes in fair value recorded as a component of compensation expense and an offsetting liability on our consolidated balance sheet. We determine the fair value of our performance units using a Monte Carlo simulation model. We record share-based compensation as a component of general and administrative and direct operating expense for the applicable individual. See “Note 19. Share-Based Compensation.”
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
Comprehensive Income (Loss)
We display comprehensive income (loss) and its components in our financial statements, and we classify items of comprehensive income (loss) by their nature in our financial statements and display the accumulated balance of other comprehensive income (loss) separately in our stockholders’ equity.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments
ASU 2015-17. In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). The objective of this ASU is to simplify the current guidance which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. The new guidance will require entities to present deferred tax assets and liabilities as non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, and may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.
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
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 must be adopted using either a full retrospective method or a modified retrospective method. During a July 2015 meeting, the FASB affirmed a proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, ASU 2014-09 is effective for the Company for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted for interim and annual reporting periods beginning after December 15, 2016. We are currently evaluating the standard to determine the impact of its adoption on our consolidated financial statements.
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
AlMansoori Key Energy Services, LLC. On March 7, 2010, we entered into an agreement with AlMansoori Petroleum Services, LLC (“AlMansoori”) to form the joint venture AlMansoori Key Energy Services, LLC, a joint venture under the laws of Abu Dhabi, UAE. The purpose of the joint venture was to engage in conventional workover and drilling services, coiled tubing services, fishing and rental services, rig monitoring services, pipe handling services and fluids, waste treatment and handling services. Although AlMansoori held a 51% interest in the joint venture and we held a 49% interest, we held three of the five board of directors seats and a controlling financial interest. In addition, profits and losses of the joint venture were shared on equal terms and in equal amounts with AlMansoori. Because the joint venture did not have sufficient resources to carry on its activities without our financial support, we determined it to be a variable interest entity of which we were the primary beneficiary. We consolidated the entity in our financial statements. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC (the “Joint Venture”) and the acquisition of the underlying business for $5.1 million. The acquisition of the 51% noncontrolling interest in AlMansoori Key Energy Services, LLC was accounted for as an equity transaction and therefore did not result in a gain or loss. During the fourth quarter of 2014, the Joint Venture was formally liquidated and $5.1 million was transferred to AlMansoori.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 3. ASSETS HELD FOR SALE
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. During the second quarter of 2015, certain assets of our Oman business unit, which was included in our International reporting segment, met the criteria for assets held for sale. We completed the sale of these assets in the fourth quarter. We recorded a $21.4 million impairment of fixed assets to reduce the carrying value of these assets to their fair market value.
In the third quarter of 2015, we transferred four rigs from Ecuador to the U.S. and sold the remaining operating assets of our Ecuadorian business unit at auction and recorded an impairment of $4.1 million to reduce the carrying value of those assets to the price at which they were sold.
Additionally, during the third quarter of 2015, the assets and related liabilities of our Bahrain business unit and certain assets of our Colombian business unit, which were included in our International reporting segment, and our Enhanced Oilfield Technology business unit, which is included in our Fishing and Rental reporting segment, met the criteria for assets held for sale. In Bahrain, we completed the sale of our subsidiary for $4.9 million in the fourth quarter of 2015. In Colombia, we relocated one rig to the U.S. in the third quarter of 2015 and sold thirteen rigs and remaining property and equipment, net, and inventories in the fourth quarter. We are also planning to sell certain assets of our Enhanced Oilfield Technology business unit and expect this sale to be complete by the end of 2016. We recorded an impairment of $7.0 million, $25.3 million and $6.0 million for our Bahraini, Colombian and Enhanced Oilfield Technology business units, respectively, to reduce the carrying value of their assets and related liabilities to their fair market value.
During the fourth quarter of 2015, the assets and related liabilities of our Russian business unit which is included in our International reporting segment met the criteria for assets held for sale. We expect this sale to occur in the first half of 2016. We recorded a $23.0 million impairment of our Russian fixed assets to reduce the carrying value of these assets to their fair market value.
The following assets and related liabilities are classified as held for sale on our December 31, 2015 consolidated balance sheet.

	Russia	Enhanced Oilfield Technology	Total
	(in thousands)
Current assets:
Cash and cash equivalents	$398	$—	$398
Accounts receivable	2,502	—	2,502
Inventories	—	1,791	1,791
Total current assets	2,900	1,791	4,691
Property and equipment, net	—	1,209	1,209
Total assets	$2,900	$3,000	$5,900
Current liabilities:
Accounts payable	$161	$—	$161
Other current liabilities	368	—	368
Total current liabilities	529	—	529
Net Assets	$2,371	$3,000	$5,371

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
NOTE 5.    OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Other current assets:
Current deferred tax assets	$10,131	$11,823
Prepaid current assets	23,287	28,218
Reinsurance receivable	8,409	9,200
VAT asset	12,784	18,889
Current assets held for sale	4,691	—
Other	11,383	18,724
Total	$70,685	$86,854

The table below presents comparative detailed information about other non-current assets at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Other non-current assets:
Deferred tax assets	$6,260	$35,238
Reinsurance receivable	8,877	9,537
Deposits	3,463	10,125
Equity method investments	1,026	987
Non-current assets held for sale	1,209	—
Other	622	584
Total	$21,457	$56,471

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents comparative detailed information about other current liabilities at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$19,578	$32,477
Accrued operating expenditures	12,514	45,899
Income, sales, use and other taxes	24,833	25,892
Self-insurance reserves	30,029	31,359
Accrued interest	23,685	15,241
Accrued insurance premiums	3,588	7,515
Current liabilities held for sale	529	—
Other	5,837	5,844
Total	$120,593	$164,227
The table below presents comparative detailed information about other non-current liabilities at December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Other non-current accrued liabilities:
Asset retirement obligations	$12,218	$12,525
Environmental liabilities	5,520	5,730
Accrued rent	192	263
Accrued sales, use and other taxes	11,137	5,411
Other	1,679	3,138
Total	$30,746	$27,067

NOTE 6.    OTHER (INCOME) LOSS, NET
The table below presents comparative detailed information about our other income and expense for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest income	$(159)	$(82)	$(220)
Foreign exchange loss	4,153	3,733	834
Allowance for collectibility of notes receivable	7,705	—	—
Other, net	(2,305)	(2,642)	(1,417)
Total	$9,394	$1,009	$(803)

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.    ALLOWANCE FOR DOUBTFUL ACCOUNTS
The table below presents a rollforward of our allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013:

	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period
	(in thousands)
As of December 31, 2015	$2,925	$21,172	$(3,182)	$20,915
As of December 31, 2014	766	2,710	(551)	2,925
As of December 31, 2013	2,860	634	(2,728)	766
NOTE 8.     PROPERTY AND EQUIPMENT
Property and equipment consists of the following:

	December 31,
	2015	2014
	(in thousands)
Major classes of property and equipment:
Oilfield service equipment	$1,779,433	$1,927,353
Disposal wells	79,949	88,465
Motor vehicles	273,857	288,523
Furniture and equipment	130,772	132,617
Buildings and land	105,671	91,553
Work in progress	6,706	27,004
Gross property and equipment	2,376,388	2,555,515
Accumulated depreciation	(1,496,356)	(1,320,257)
Net property and equipment	$880,032	$1,235,258
Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using an effective interest rate based on related debt until the underlying assets are placed into service. Capitalized interest for the years ended December 31, 2015, 2014 and 2013 was zero, zero, and $0.6 million, respectively. As of December 31, 2015 and 2014, we have no capital lease obligations.
Depreciation of assets held under capital leases was zero, zero, and $1.9 million for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in depreciation and amortization expense in the accompanying consolidated statements of operations.
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
The decline in market value of our common stock in comparison to the carrying value of our assets during the third quarter of 2015 as well as the persistent low oil prices and the affect that low oil prices has on our industry were determined to be goodwill testing triggering events. These triggering events required us to perform step one of the goodwill impairment test to identify potential impairment. Our step one testing indicated potential impairment in our Coiled Tubing Services segment which required us to perform step two of the goodwill impairment test to determine the amount of impairment, if any. Our preliminary

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

step two testing performed during the third quarter of 2015, using a discounted cash flow model to determine fair value, concluded that certain fixed assets were impaired. As a result, we recorded an estimated pre-tax charge of $45.0 million in the third quarter of 2015. During the fourth quarter of 2015 we finalized our step two testing, preliminarily performed in the third quarter of 2015, based on additional analysis performed by outside consultants. As a result, we recorded an additional pre-tax asset impairment charge of $6.1 million in the fourth quarter of 2015. There were no asset impairment charges for the year ended December 31, 2013.
NOTE 9.    GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of our goodwill for the years ended December 31, 2015 and 2014 are as follows:

	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Total
	(in thousands)
December 31, 2013	$297,719	$24,479	$101,795	$173,463	$27,419	$624,875
Goodwill impairment	—	—	(19,100)	—	(22,437)	(41,537)
Impact of foreign currency translation	—	—	—	—	(599)	(599)
December 31, 2014	297,719	24,479	82,695	173,463	4,383	582,739
Goodwill impairment	(297,719)	(24,479)	(82,695)	(173,463)	(4,383)	(582,739)
December 31, 2015	$—	$—	$—	$—	$—	$—
The components of our other intangible assets as of December 31, 2015 and 2014 are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Noncompete agreements:
Gross carrying value	$1,535	$2,269
Accumulated amortization	(1,289)	(1,710)
Net carrying value	$246	$559
Patents, trademarks and tradenames:
Gross carrying value	$1,329	$3,106
Accumulated amortization	(302)	(263)
Net carrying value	$1,027	$2,843
Customer relationships and contracts:
Gross carrying value	$41,996	$59,045
Accumulated amortization	(38,705)	(52,303)
Net carrying value	$3,291	$6,742
Developed technology:
Gross carrying value	$4,778	$8,494
Accumulated amortization	(3,459)	(4,138)
Net carrying value	$1,319	$4,356
Total:
Gross carrying value	$50,417	$73,693
Accumulated amortization	(44,534)	(59,193)
Net carrying value	$5,883	$14,500

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for our intangible assets with determinable lives was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Noncompete agreements	$278	$1,671	$2,082
Patents and trademarks	40	40	40
Customer relationships and contracts	3,430	6,749	16,726
Developed technology	370	316	221
Total intangible asset amortization expense	$4,118	$8,776	$19,069
Of our intangible assets at December 31, 2015, $0.9 million are indefinite-lived tradenames which are not subject to amortization. These tradenames are tested for impairment annually using a relief from royalty method. The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		2016	2017	2018	2019	2020
		(in thousands)
Noncompete agreements	1.0	$246	$—	$—	$—	$—
Trademarks	2.4	40	40	17	—	—
Customer relationships and contracts	3.6	1,276	1,013	431	341	230
Developed technology	3.8	352	352	352	263	—
Total expected intangible asset amortization expense		$1,914	$1,405	$800	$604	$230
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
The decline in market value of our common stock in comparison to the carrying value of our assets during the third quarter of 2014 was determined to be a triggering event requiring us to perform testing for possible goodwill impairment in our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services and Fluid Management Services segments. Our step one testing indicated there may be impairment in our Fishing and Rental Services segment. No impairment was indicated in our other U.S. segments. Step two of the goodwill impairment testing for the Fishing and Rental Service segment was performed preliminarily during the third quarter of 2014 and, while our preliminary analysis concluded that that there was no impairment of goodwill, it did indicate that there was an impairment of fixed assets. During the fourth quarter of 2014 we engaged outside consultants to finalize the analysis needed to complete our step two testing. The additional analysis preformed by our consultants confirmed that there was no impairment of goodwill. The analysis did conclude that $7.7 million of customer relationship and $3.6 million of tradename intangible assets in our Fishing and Rental Services segment was impaired.
During the fourth quarter of 2014 we performed our annual qualitative analysis of goodwill impairment as of October 1, 2014. Based on this analysis we determined our Canadian reporting unit, which is included in our International reporting segment, did not have an indication of impairment. However, the market value of our stock continued to decline during the

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter and we determined it was necessary to perform the first step of the goodwill impairment test for our U.S. Rig Services, Coiled Tubing Services, Fishing and Rental Services and Fluid Management Services segments. Based on the results of our step one analysis, the fair value of our U.S. Rig Services, Fluid Management Services and Fishing and Rental Services segments exceeded their carrying values, but indicated potential impairment in our Coiled Tubing Services segment. Step two of the goodwill impairment testing for the Coiled Tubing Services segment was performed preliminarily during the fourth quarter of 2014 and our analysis concluded that $19.1 million of goodwill was impaired and recorded in the fourth quarter. Our analysis concluded that there was no impairment of fixed assets. During the first quarter of 2015, we engaged outside consultants to assist us in finalizing the analysis needed to complete our step two testing. Based on the additional analysis performed, we concluded that there was an additional $21.7 million of goodwill that was impaired.
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
NOTE 10.    EARNINGS PER SHARE
The following table presents our basic and diluted earnings per share (“EPS”) for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Basic and diluted EPS Calculation:
Numerator
Loss attributable to Key	$(917,701)	$(178,628)	$(21,768)
Denominator
Weighted average shares outstanding	156,598	153,371	152,271
Basic and diluted loss per share attributable to Key	$(5.86)	$(1.16)	$(0.14)
Stock options, warrants and SARs are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding. The diluted earnings per share calculation for the years ended December 31, 2015, 2014, and 2013 exclude the potential exercise of 1.3 million, 1.4 million and 1.7 million stock options, respectively, and 0.3 million, 0.3 million and 0.3 million SARs, respectively, because the effects of such exercises on earnings per share would be anti-dilutive.
There have been no material changes in share amounts subsequent to the balance sheet date that would have a material impact on the earnings per share calculation for the year ended December 31, 2015. However, we issued 4.1 million shares of restricted stock on January 30, 2016.
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Annual accretion of the assets associated with the asset retirement obligations was $0.6 million for the years ended December 31, 2015, 2014 and 2013. A summary of changes in our asset retirement obligations is as follows (in thousands):

Balance at December 31, 2013	$11,999
Additions	—
Costs incurred	(79)
Accretion expense	605
Disposals	—
Balance at December 31, 2014	12,525
Additions	165
Costs incurred	(326)
Accretion expense	630
Disposals	(424)
Balance at December 31, 2015	$12,570
NOTE 12.    ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2015 and 2014.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities.  These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Notes receivable — Argentina operations sale	$—	$—	$8,300	$8,300
Financial liabilities:
6.75% Senior Notes due 2021	$675,000	$175,568	$675,000	$413,438
Term Loan Facility due 2020	313,425	313,425	—	—
Credit Facility revolving loans	—	—	70,000	70,000
Notes receivable — Argentina operations sale. A $4.0 million valuation allowance for collectibility of the notes receivable was recorded in the first quarter of 2015. An additional $3.8 million reserve was recorded in the third quarter of 2015.
6.75% Senior Notes due 2021.  The fair value of these notes is based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of December 31, 2015 was $675.0 million, and the fair value was $175.6 million (26.0% of carrying value).
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

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13.    INCOME TAXES
The components of our income tax expense are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current income tax (expense) benefit:
Federal and state	$3,522	$(755)	$(8,515)
Foreign	—	(1,684)	(350)
	3,522	(2,439)	(8,865)
Deferred income tax (expense) benefit:
Federal and state	230,620	69,508	(4,870)
Foreign	(41,293)	13,414	16,799
	189,327	82,922	11,929
Total income tax benefit	$192,849	$80,483	$3,064
The sources of our income or loss from continuing operations before income taxes and noncontrolling interest were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Domestic income (loss)	$(955,629)	$(202,973)	$29,086
Foreign loss	(154,921)	(56,138)	(53,323)
Total loss	$(1,110,550)	$(259,111)	$(24,237)

We made federal income tax payments of zero, zero and $30.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. We made state income tax payments of $0.8 million, $1.6 million and $2.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. We made foreign tax payments of $0.2 million, $1.1 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, tax expense allocated to stockholders’ equity for compensation expense for income tax purposes in excess of amounts recognized for financial reporting purposes was $3.4 million, $1.2 million and $1.8 million, respectively. In addition, we received federal income tax refunds of $6.9 million, $11.9 million and $25.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Income tax benefit differs from amounts computed by applying the statutory federal rate as follows:

	Year Ended December 31,
	2015	2014	2013
Income tax benefit computed at Federal statutory rate	35.0%	35.0%	35.0%
State taxes	1.6%	1.4%	(6.0)%
Meals and entertainment	(0.1)%	(0.7)%	(7.7)%
Foreign rate difference	(1.3)%	(0.7)%	(8.0)%
Non-deductible goodwill	(4.8)%	(3.9)%	—%
Change in valuation allowance	(12.9)%	—%	—%
Other	(0.1)%	—%	(0.7)%
Effective income tax rate	17.4%	31.1%	12.6%

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     As of December 31, 2015 and 2014, our deferred tax assets and liabilities consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss and tax credit carryforwards	$172,749	$64,107
Capital loss carryforwards	21,417	21,417
Self-insurance reserves	14,516	15,751
Allowance for doubtful accounts	593	1,046
Accrued liabilities	9,344	6,283
Share-based compensation	6,155	7,254
Intangible assets	105,070	—
Other	5,453	869
Total deferred tax assets	335,297	116,727
Valuation allowance for deferred tax assets	(163,835)	(22,247)
Net deferred tax assets	171,462	94,480
Deferred tax liabilities:
Property and equipment	(168,090)	(225,136)
Intangible assets	—	(46,543)
Other	(1,233)	(4,134)
Total deferred tax liabilities	(169,323)	(275,813)
Net deferred tax asset (liability), net of valuation allowance	$2,139	$(181,333)
The December 31, 2015 net deferred tax asset balance is comprised of $10.1 million current deferred tax asset and $6.3 million long-term deferred tax asset, less $14.3 million long-term deferred tax liability. The December 31, 2014 net deferred liability balance is comprised of $228.4 million long-term deferred tax liability, less $11.8 million current deferred tax asset and $35.2 million long-term deferred tax asset.
In recording deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those deferred income tax assets would be deductible. We consider the scheduled reversal of deferred income tax liabilities and projected future taxable income for this determination. Due to the history of losses in recent years and the current downturn in the oil and gas industry, management believes that it is more likely than not that we will not be able to realize a substantial portion of our net deferred tax assets.
We estimate that as of December 31, 2015, 2014 and 2013, we have available $243.8 million, $50.7 million and $2.4 million, respectively, of federal net operating loss carryforwards. In addition, approximately $2.4 million of our net operating losses as of December 31, 2015 are subject to a $5,000 annual Section 382 limitation and expire in 2016 through 2018. The remaining net operating loss carryforward not subject to Section 382 will begin to expire in 2035.
We estimate that as of December 31, 2015, 2014 and 2013, we have available $258.9 million, $102.0 million and $64.9 million, respectively, of state net operating loss carryforwards that will expire between 2016 and 2034.
We estimate that as of December 31, 2015, 2014 and 2013, we have available $289.6 million, $177.5 million, and $117.6 million, respectively, of foreign net operating loss carryforwards that will expire between 2020 and 2030.
The capital loss carryforward will expire in 2017.
We did not provide for U.S. income taxes or withholding taxes on unremitted earnings of our subsidiary in Canada, as these earnings are considered permanently reinvested because the cash flow generated by this business is needed to fund additional equipment and working capital requirements in this jurisdiction. Furthermore, we did not provide for U.S. income taxes on unremitted earnings of our other foreign subsidiaries as our tax basis in these foreign subsidiaries exceeded the book basis.
We file income tax returns in the United States federal jurisdiction and various states and foreign jurisdictions. In 2014 the Internal Revenue Service (“IRS”) concluded their audit of our returns for the tax years ended December 31, 2010, 2011 and 2012 with no material changes. Our other significant filings, which are in Mexico, have been examined through tax years 2010.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2015, 2014 and 2013, we had $0.4 million, $1.0 million and $0.9 million, respectively, of unrecognized tax benefits which, if recognized, would impact our effective tax rate. We have accrued less than $0.1 million, $0.1 million and $0.4 million for the payment of interest and penalties as of December 31, 2015, 2014 and 2013, respectively. We believe that it is reasonably possible that $0.2 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2016 as a result of a lapse of the statute of limitations and settlement of an open audit.
We recognized a net tax benefit $0.6 million in 2015 for expirations of statutes of limitations.
The following table presents the gross activity during 2015 and 2014 related to our liabilities for uncertain tax positions (in thousands):

Balance at January 1, 2014	$1,371
Additions based on tax positions related to the current year	108
Reductions for tax positions from prior years	(30)
Settlements	—
Balance at December 31, 2014	1,449
Additions based on tax positions related to the current year	—
Reductions for tax positions from prior years	(883)
Settlements	—
Balance at December 31, 2015	$566
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
NOTE 14.    LONG-TERM DEBT
The components of our long-term debt are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
Term Loan Facility due 2020	313,425	—
Senior Secured Credit Facility revolving loans due 2016	—	70,000
Debt issuance costs and unamortized premium (discount) on debt, net	(23,575)	(7,309)
Total	964,850	737,691
Less current portion	(3,150)	—
Long-term debt	$961,700	$737,691

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
Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of December 31, 2015, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the credit rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants at December 31, 2015.
ABL Facility
On June 1, 2015, the Company entered into a Loan and Security Agreement (the “ABL Facility”), among the Company and Key Energy Services, LLC, as the Borrowers (collectively, the “ABL Borrowers”), certain subsidiaries of the ABL Borrowers named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “ABL Lenders”), Bank of America, N.A., as Administrative Agent for the Lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Collateral Agents for the Lenders. The ABL Facility provides for aggregate initial commitments from the ABL Lenders of $100 million (the “Commitments”) and matures on February 28, 2020.
The ABL Facility provides the ABL Borrowers with the ability to borrow up to an aggregate principal amount equal to the lesser of (i) the Commitments and (ii) the sum of (a) 85% of the value of eligible accounts receivable plus (b) 80% of the value of eligible unbilled accounts receivable, subject to a limit equal to the greater of (x) $35 million and (y) 25% of the Commitments plus (c) certain cash and cash equivalents deposited for the benefit of the ABL Lenders, subject to a limit of $15

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

million. The amount that may be borrowed under the ABL Facility is subject to reduction for certain reserves provided for by the ABL Facility. In addition, the percentages of accounts receivable and unbilled accounts receivable included in the calculation described above is subject to reduction to the extent of certain bad debt write-downs and similar amounts provided in the ABL Facility.
Borrowings under the ABL Facility bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus 4.5% or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the Federal Funds rate, plus 0.50% or (z) 30-day LIBOR, plus 1.0% plus (b) 3.5%. In addition, the ABL Facility provides for unused line fees of 1.00% to 1.25% per year, depending on utilization, letter of credit fees and certain other fees.
The ABL Facility is guaranteed by certain of the Company’s existing and future subsidiaries (the “ABL Guarantors,” and together with the ABL Borrowers, the “ABL Loan Parties”). To secure their obligations under the ABL Facility, each of the ABL Loan Parties has granted to the Administrative Agent a first-priority security interest for the benefit of the ABL Lenders in its present and future accounts receivable, inventory and related assets and proceeds of the foregoing (the “ABL Priority Collateral”). In addition, the obligations of the ABL Loan Parties under the ABL Facility are secured by second-priority liens on the Term Priority Collateral (as described below under “Term Loan Facility”).
The revolving loans under the ABL Facility may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs.
The ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions without the permission of the ABL Lenders or as permitted under the ABL Facility including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets. The ABL Facility also contains a requirement that the ABL Borrowers comply with a minimum liquidity covenant, an asset coverage ratio and, during certain periods, a fixed charge coverage ratio.
Under the asset coverage ratio covenant, the ABL Borrowers must maintain an asset coverage ratio of at least 1.5 to 1.0. The asset coverage ratio is generally defined as the ratio of (i) the sum of (a) the value of the Term Priority Collateral plus (b) certain cash and cash equivalents in excess of $100 million held for the benefit of the Term Loan Lenders to (ii) the sum of (a) the amount outstanding under the Term Loan Facility and, following repayment of the Term Loan Facility, the amount outstanding under the ABL Facility, plus (b) the amount of any fine or settlement in respect of the FCPA Matter (as defined in the ABL Facility) that is secured by a lien on the ABL Priority Collateral or the Term Priority Collateral (the “Asset Coverage Ratio”).
Under the fixed charge coverage ratio covenant, the ABL Borrowers must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 during the period commencing on the day that availability under the ABL Facility is less than the greater of $20 million and 20% of the Commitments and continuing until the 90th day following the day that availability under the ABL Facility is greater than the greater of $20 million and 20% of the Commitments. The fixed charge coverage ratio is generally defined as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions. The ABL Facility permits the ABL Borrowers, in calculating EBITDA, to add back certain amounts in respect of the investigatory expenses associated with the FCPA Matter and amounts paid in settlement of the FCPA Matter to the extent such amounts do not exceed net liquidity, defined as certain cash and cash equivalents minus the principal amount of loans outstanding under the ABL Facility.
Under the minimum liquidity covenant (the “Minimum Liquidity Covenant”), the ABL Borrowers must not permit Liquidity, defined as the sum of (i) availability under the ABL Facility plus (ii) certain unrestricted cash and cash equivalents, to be less than $100.0 million as of the last day of any fiscal quarter or immediately after any cash payment of a settlement of, or fine in connection with, the FCPA Matter.
The ABL Facility contains customary representations and warranties and conditions to borrowing, including the absence of any default or event of default, the accuracy in all material respects of the representations and warranties of the ABL Loan Parties contained in the ABL Facility and the absence of any event or circumstance that has or could reasonably be expected to have a material adverse effect.
The ABL Facility contains customary events of default, the occurrence of which entitle the ABL Lenders to accelerate the maturity of amounts outstanding under the ABL Facility and exercise other customary remedies and an event of that is triggered if, immediately after any cash payment of a settlement of the FCPA Matter (and after any cash or borrowings under the ABL Facility are used to fund such payment), (i) the Company shall fail to be in compliance with the Minimum Liquidity

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Covenant or (ii) if any loans under the ABL Facility are outstanding on the date of such cash payment, availability under the ABL Facility is less than 33% of the borrowing base in effect on such date.
Term Loan Facility
On June 1, 2015, the Company entered into a Term Loan and Security Agreement (the “Term Loan Facility”), among the Company, as Borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”), Cortland Capital Market Services LLC, as Agent for the Lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.
On June 1, 2015, the Company and other parties thereto closed on the Term Loan Facility, the Company borrowed $315 million (prior to giving effect to an upfront discount of 3% which resulted in net proceeds to the Company, prior to expenses, of approximately $305.5 million), and the Company used a portion of such proceeds to repay its prior credit facility. The Term Loan Facility provides for an incremental facility which, subject to the agreement of one or more Term Loan Lenders or other institutional lenders agreeing to provide the additional loans and the satisfaction of certain terms and conditions, would enable the Company to borrow additional amounts under the Term Loan Facility as long as the aggregate outstanding amount of all borrowings thereunder does not exceed $400 million. The Term Loan Facility will mature on June 1, 2020, although such maturity date may, at the Company’s request, be extended by one or more of the Term Loan Lenders pursuant to the terms of the Term Loan Facility.
Borrowings under the Term Loan Facility bear interest, at the Company’s option, at a per annum rate equal to (i) LIBOR for one, two, three, six, or, with the consent of the Term Loan Lenders, 12 months, plus 9.25% or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the Federal Funds rate, plus 0.50% and (z) 30-day LIBOR, plus 1.0% plus (b) 8.25%.
The Term Loan Facility is guaranteed by certain of the Company’s existing and future subsidiaries (the “Term Loan Guarantors,” and together with the Company, the “Term Loan Parties”). To secure their obligations under the Term Loan Facility, each of the Term Loan Parties has granted to the Agent a first-priority security interest for the benefit of the Term Loan Lenders in substantially all of each Term Loan Party’s assets other than certain excluded assets and the ABL Priority Collateral (the “Term Priority Collateral”). In addition, the obligations of the Term Loan Parties under the Term Loan Facility are secured by second-priority liens on the ABL Priority Collateral (as described above under “ABL Facility”).
The loans under the Term Loan Facility may be prepaid at the Company’s option, subject to the payment of a prepayment premium in certain circumstances as provided in the Term Loan Facility. The Company is required to make principal payments in the amount of $787,500 per quarter commencing with the quarter ended September 30, 2015. In addition, pursuant to the Term Loan Facility, the Company must offer to prepay term loans out of the Net Cash Proceeds (as defined in the Term Loan Facility) of certain asset sales and, for each fiscal year beginning with the Company’s fiscal year ending December 31, 2015, the Company must offer to prepay term loans in an aggregate principal amount equal to 50% of the Company’s Excess Cash Flow (as defined in the Term Loan Facility) for such fiscal year. Within 30 days following any Change of Control (as defined in the Term Loan Facility), the Company must offer to prepay all term loans (i) at a price of 101% of the amount thereof if, after giving effect to such Change of Control, the Asset Coverage Ratio is at least 1.5 to 1.0 or (ii) at a price equal to the greater of 101% of the amount thereof and the applicable prepayment premium provided for in the Term Loan Facility if, after giving effect to such Change of Control, the Asset Coverage Ratio is less than 1.5 to 1.0.
The Term Loan Facility contains customary representations and warranties and certain affirmative and negative covenants, including covenants that restrict the ability of the Term Loan Parties to take certain actions without the permission of the Term Loan Lenders or as permitted under the Term Loan Facility including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets. The Term Loan Facility also contains financial covenants requiring that the Company maintain an Asset Coverage Ratio of at least 1.5 to 1.0 and that Liquidity (as defined in the Term Loan Facility) must not be less than $100 million as of the last day of any fiscal quarter or immediately after any cash payment of a settlement of, or fine in connection with, the FCPA Matter.
The Term Loan Facility contains events of default, the occurrence of which entitle the Term Loan Lenders to accelerate the maturity of amounts outstanding under the Term Loan Facility and exercise other customary remedies.
We were in compliance with covenants of the ABL Facility and Term Loan Facility as of December 31, 2015. As of December 31, 2015, we have no borrowings outstanding under the ABL Facility and $47.9 million of letters of credit outstanding with borrowing capacity of $27.2 million available subject to covenant constraints under our ABL Facility.
Our ability to fund our operations, pay the principal and interest on our long-term debt and to satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2015, cash used in operations was $22.4 million, and, if industry conditions do not improve, we may have negative cash flows from operations in 2016.
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months. However, in light of the current conditions in our industry, we continue to analyze a variety of transactions and mechanisms designed to reduce our debt and improve our liquidity. Our future operating performance and ability to refinance will be affected by the results of our operations, economic and capital market conditions, oil and natural gas prices and other factors, many of which are beyond our control.
We may be required to repay all or a portion of our debt on an accelerated basis in certain circumstances. If we fail to comply with the covenants and other restrictions in the agreements governing our debt, and are unable to cure, obtain a waiver or an amendment, it could lead to an event of default and the consequent acceleration of our obligation to repay all of our outstanding debt. Our ability to comply with debt covenants and other restrictions may be affected by events beyond our control, including general economic and financial conditions.
In particular, under the terms of our indebtedness, we must comply with certain financial ratios and satisfy certain financial condition tests that could require us to take action to reduce our debt or take some other action in order to comply with them. Our ability to satisfy required financial ratios and tests can be affected by events beyond our control, including prevailing economic, financial and industry conditions, and we may not be able to continue to meet those ratios and tests in the future. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness. If we default, lenders under our ABL Facility will no longer be obligated to extend credit to us and they, as well as the trustee for our outstanding notes and the administrative agent under our Term Loan Facility, could elect to declare all amounts of outstanding debt together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our results of operations, financial position and cash flows.
In addition, access to the liquidity provided by our ABL Facility is predicated upon our ability to satisfy the conditions to borrowing, which conditions require that the representations and warranties under the facility, including representations and warranties related to our solvency and the absence of a material adverse effect, remain true and correct.
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the year ended December 31, 2015 were as follows:

The Year Ended
December 31, 2015
(in thousands)
ABL Facility	—%
Term Loan Facility	10.27%
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
The interest rate per annum applicable to the 2011 Credit Facility was, at our option, (i) adjusted LIBOR plus the applicable margin or (ii) the higher of (x) JPMorgan’s prime rate, (y) the Federal Funds rate plus 0.5% and (z) one-month adjusted LIBOR plus 1.0%, plus in each case the applicable margin for all other loans. The applicable margin for LIBOR loans had ranged from 225 to 300 basis points, and the applicable margin for all other loans ranges from 125 to 200 basis points, depending upon our consolidated total leverage ratio as defined in the 2011 Credit Facility. Unused commitment fees on the facility was equal to 0.5%. For the five months ended June 1, 2015 and year ended December 31, 2014, the weighted average interest rates on the outstanding borrowings under our 2011 Credit Facility was 3.14% and 2.97%, respectively.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of December 31, 2015, $2.0 million of letters of credit were outstanding under the facility.
Long-Term Debt Principal Repayment and Interest Expense
Presented below is a schedule of the repayment requirements of long-term debt for each of the next five years and thereafter as of December 31, 2015:

Principal Amount of Long-Term Debt
(in thousands)
2016	$3,150
2017	3,150
2018	3,150
2019	3,150
2020	300,825
Thereafter	675,000
Total long-term debt	$988,425

Interest expense for the years ended December 31, 2015, 2014 and 2013 consisted of the following:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Cash payments	$68,105	$49,410	$51,705
Commitment and agency fees paid	1,097	2,179	1,799
Amortization of discount and premium on debt	547	(556)	(556)
Amortization of deferred financing costs	3,277	2,800	2,800
Write-off of deferred financing costs	821	362	—
Net change in accrued interest	—	32	63
Capitalized interest	—	—	(607)
Net interest expense	$73,847	$54,227	$55,204
Deferred Financing Costs
A summary of deferred financing costs including capitalized costs, write-offs and amortization, for the years ended December 31, 2015 and 2014 are presented in the table below (in thousands):

Balance at December 31, 2013	$13,897
Amortization	(2,800)
Write-off	(362)
Balance at December 31, 2014	10,735
Capitalized costs	11,461
Amortization	(3,277)
Write-off	(821)
Balance at December 31, 2015	$18,098

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.    COMMITMENTS AND CONTINGENCIES
Operating Lease Arrangements
We lease certain property and equipment under non-cancelable operating leases that expire at various dates through 2027, with varying payment dates throughout each month. In addition, we have a number of leases scheduled to expire during 2016.
As of December 31, 2015, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Lease Payments
2016	$9,712
2017	7,499
2018	6,142
2019	5,787
2020	5,073
Thereafter	22,192
Total	$56,405
We are also party to a significant number of month-to-month leases that can be canceled at any time. Operating lease expense was $16.9 million, $22.3 million, and $23.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and the need for disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. As of December 31, 2015, the aggregate amount of our liabilities related to litigation that are deemed probable and reasonably estimable is $1.6 million. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded. Our liabilities related to litigation matters that were deemed probable and reasonably estimable as of December 31, 2014 were $0.1 million.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California's wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. On December 22, 2015, that court issued an order granting in part and denying in part a class certification motion. The court certified a class of hourly paid, non-exempt oilfield employees who allege they did not receive reimbursement for all business expenses and allege they did not receive all rest breaks required by California law. The court did not determine whether Key is liable to any of the class members. The court in one of the remaining cases that had been stayed pending outcome of the class certification motion recently issued an order lifting the stay. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. At this time, we cannot estimate any possible loss or range of loss.
In January 2014, the SEC advised Key that it is investigating possible violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) involving business activities of Key’s operations in Russia. In April 2014, we became aware of an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws. On May 30, 2014, Key voluntarily disclosed the allegation involving our Mexico operations and certain information from the Company’s initial investigation to both the SEC and Department of Justice (“DOJ”). A Special Committee of our Board of Directors conducted an independent investigation regarding this allegation as well as possible violations of the FCPA involving business activities of our operations in Russia.

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
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). We agreed to conditional certification in the first lawsuit and notice of the case issued to 56 putative class members. Roughly 20% of the eligible putative class members timely filed a notice of consent to join the lawsuit. We will soon begin merit-based discovery in the first lawsuit, which will last at least six months. We also agreed to conditional certification in the second lawsuit and notice of the case recently issued to 14 putative class members. Four putative class members, including the name plaintiff, have filed a notice of consent to join the lawsuit thus far and there is roughly a month and a half remaining for others to join. The parties will begin merit-based discovery in the second case as soon as the notice period closes. Because the cases are in the early stages, we cannot predict the outcome of these cases at this time. Accordingly, we cannot estimate any possible loss or range of loss for either case.
In May 2015, a class and collective action lawsuit was filed in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act. We agreed to conditional certification of a putative class and notice issued to 174 putative class members. The notice period closed in early February and roughly 15% of eligible putative class members timely filed a consent to join the lawsuit. The parties will soon begin merit-based discovery in this case, which will likely last six to nine months. Because the case is in the early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss for this case.
In November 2015, the Santa Barbara County District Attorney filed a criminal complaint against two former employees and Key, and specifically alleging three counts of violations of California Labor Code section 6425(a) against Key. The complaint seeks unspecified penalties against Key related to an October 12, 2013 accident which resulted in the death of one Key employee at a drilling site near Santa Maria, California. An arraignment was held on February 10, 2016, where Key and its former employees

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pleaded not guilty to all charges. Because the matter is in early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
On or about November 23, 2015, the North Dakota Industrial Commission ("NDIC") filed a notice in the county of Burleigh County, ND alleging statutory violations by Key Energy Services, LLC, as operator of two salt water disposal wells in the state of North Dakota. The NDIC has pled for approximately $888,000 in fines and costs. The Company is currently in discussions with the NDIC and is not able to estimate any possible loss or range of loss at this time.
Tax Audits
We are routinely the subject of audits by tax authorities, and in the past have received material assessments from tax auditors. As of December 31, 2015 and 2014, we have recorded reserves that management feels are appropriate for future potential liabilities as a result of prior audits. While we believe we have fully reserved for these assessments, the ultimate amount of settlements can vary from our estimates.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicular liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of December 31, 2015 and 2014, we have recorded $56.4 million and $61.0 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had approximately $17.3 million and $18.7 million of insurance receivables as of December 31, 2015 and 2014, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously-disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of December 31, 2015 and 2014, we have recorded $5.5 million and $5.7 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
NOTE 16.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of our accumulated other comprehensive loss are as follows (in thousands):

	December 31,
	2015	2014
Foreign currency translation loss	$(43,740)	$(37,280)
Accumulated other comprehensive loss	$(43,740)	$(37,280)
The local currency is the functional currency for our operations in Russia. As of December 31, 2015 and 2014, one U.S. dollar was equal to 73.16 and 56.45 Russian rubles, respectively. The cumulative translation gains and losses resulting from translating financial statements from the functional currency to U.S. dollars are included in other comprehensive income and accumulated in stockholders’ equity until a partial or complete sale or liquidation of our net investment in the entity.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17.    EMPLOYEE BENEFIT PLANS
We maintain a 401(k) plan as part of our employee benefits package. In the third quarter of 2015, management suspended the 401(k) matching program as part of our cost cutting efforts. Prior to this, we matched 100% of employee contributions up to 4% of the employee’s salary, which vest immediately, into our 401(k) plan, subject to maximums of $10,600, $10,400 and $10,200 for the years ended December 31, 2015, 2014 and 2013, respectively. Our matching contributions were $5.5 million, $10.9 million and $10.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. We do not offer participants the option to purchase shares of our common stock through a 401(k) plan fund.
NOTE 18.    STOCKHOLDERS’ EQUITY
Common Stock
As of December 31, 2015 and 2014, we had 200,000,000 shares of common stock authorized with a par value of $0.10 per share, of which 157,543,259 shares were issued and outstanding at December 31, 2015 and 153,557,108 shares were issued and outstanding at December 31, 2014. During 2015, 2014 and 2013, no dividends were declared or paid. Under the terms of our Senior Notes due 2021 and Credit Facilities due 2020, we must meet certain financial covenants before we may pay dividends. We currently do not intend to pay dividends.
Tax Withholding
We repurchase shares of restricted common stock that have been previously granted to certain of our employees, pursuant to an agreement under which those individuals are permitted to sell shares back to us in order to satisfy the minimum income tax withholding requirements related to vesting of these grants. We repurchased a total of 239,636 shares, 290,697 shares and 416,101 shares for an aggregate cost of $0.4 million, $2.2 million and $3.2 million during the years ended December 31, 2015, 2014 and 2013, respectively, which represented the fair market value of the shares based on the price of our stock on the dates of purchase.
NOTE 19.    SHARE-BASED COMPENSATION
2014 Incentive Plan
On May 15, 2014, our stockholders approved the 2014 Equity and Cash Incentive Plan (the “2014 Incentive Plan”). The 2014 Incentive Plan is administered by our board of directors or a committee designated by our board of directors (the “Committee”). Our board of directors or the Committee (the “Administrator”) will have the power and authority to select Participants (as defined below) in the 2014 Plan and grant Awards (as defined below) to such Participants pursuant to the terms of the 2014 Incentive Plan. The 2014 Incentive Plan expires May 15, 2024. The 2014 Plan was established as a successor to the Company’s 2012 Equity Cash and Incentive Plan (the “2012 Incentive Plan” ), the 2009 Equity Cash and Incentive Plan (the “2009 Incentive Plan” ) and the 2007 Equity Cash and Incentive Plan (the “2007 Incentive Plan”, collectively with the 2012 Plan and the 2009 Plan, the “Prior Plans”). The Prior Plans were merged with and into the 2014 Plan effective as of May 15, 2014. Outstanding awards under the Prior Plans will continue in effect according to their terms as in effect before the merger of the Prior Plans into the 2014 Plan (subject to such amendments as the Administrator deems appropriate), and the shares with respect to outstanding grants under the Prior Plans will be issued or transferred under the 2014 Plan. No additional grants will be made under the Prior Plans.
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
Our board of directors at any time, and from time to time, may amend or terminate the 2014 Incentive Plan. However, except as provided otherwise in the 2014 Incentive Plan, no amendment will be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy any applicable law or securities exchange listing requirements. Further, if the exercise price of an option, including an incentive stock option, exceeds the fair market value of our common stock on a given date, the Committee has the authority to reduce the exercise price of such option to a new exercise price that is no less than the then-current fair market value of our common stock; provided that such action shall first

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been approved by a vote of our stockholders. The Administrator at any time, and from time to time, may amend the terms of any one or more Awards; however, if the amendment would constitute an impairment of the rights under any Award, we must request the consent of the Participant and the Participant must consent in writing. It is expressly contemplated that the board may amend the 2014 Incentive Plan in any respect our board of directors deem necessary or advisable to provide eligible employees with the maximum benefits provided or to be provided under the provisions of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder relating to incentive stock options and/or to bring the 2014 Incentive Plan and/or Awards granted under it into compliance therewith. As of December 31, 2015, there were 4.5 million shares available for grant under the 2014 Incentive Plan.
Stock Option Awards
Stock option awards granted under our incentive plans have a maximum contractual term of ten years from the date of grant. Shares issuable upon exercise of a stock option are issued from authorized but unissued shares of our common stock. The following tables summarize the stock option activity (shares in thousands):

	Year Ended December 31, 2015
	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Outstanding at beginning of period	1,319	$14.07	$5.99
Granted	—	$—	$—
Exercised	—	$—	$—
Cancelled or expired	(507)	$12.89	$5.99
Outstanding at end of period	812	$14.81	$6.00
Exercisable at end of period	812	$14.81	$6.00

We did not grant any stock options during the years ended December 31, 2015, 2014 and 2013. No stock options vested during the year ended December 31, 2015. We recognized zero pre-tax expense and zero tax benefits related to our stock options for the years ended December 31, 2015, 2014 and 2013. All of the stock option awards were vested as of December 31, 2012. The weighted average remaining contractual term for stock option awards exercisable as of December 31, 2015 is 1.7 years. The intrinsic value of the options exercised for the years ended December 31, 2015, 2014 and 2013 was zero, zero and less than $0.1 million, respectively.
Common Stock Awards
Our common stock awards include restricted stock awards and restricted stock units. The weighted average grant date fair market value of all common stock awards granted during the years ended December 31, 2015, 2014 and 2013 was $1.89, $7.31 and $7.56, respectively. The total fair market value of all common stock awards vested during the years ended December 31, 2015, 2014 and 2013 was $13.2 million, $12.0 million and $16.6 million, respectively.
The following tables summarize information for the year ended December 31, 2015 about our unvested common stock awards that we have outstanding (shares in thousands):

	Year Ended December 31, 2015
	Outstanding	Weighted Average Issuance Price
Shares at beginning of period	2,566	$7.92
Granted	4,586	$1.89
Vested	(2,134)	$6.19
Cancelled	(330)	$3.92
Shares at end of period	4,688	$3.10
We have issued 598,860 shares, 197,865 shares and 288,780 shares of common stock to our non-employee directors that vested immediately upon issuance during 2015, 2014 and 2013, respectively. For common stock grants that vest immediately upon issuance, we record expense equal to the fair market value of the shares on the date of grant. For common stock awards that do not immediately vest, we recognize compensation expense ratably over the graded vesting period of the grant, net of estimated and actual forfeitures. For the years ended December 31, 2015, 2014 and 2013, we recognized $10.2 million, $10.9 million and $13.8 million, respectively, of pre-tax expense from continuing operations associated with common

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock awards, including common stock grants to our outside directors. For the unvested common stock awards outstanding as of December 31, 2015, we anticipate that we will recognize $8.2 million of pre-tax expense over the next 0.9 years.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of December 31, 2015, the fair value of outstanding performance units was $0.8 million, and is being accreted to compensation expense over the vesting terms of the awards. As of December 31, 2015, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.5 million and is expected to be recognized over a weighted-average period of 2.0 years.
Stock Appreciation Rights
In August 2007, we issued approximately 587,000 SARs to our executive officers. Each SAR has a ten-year term from the date of grant. The vesting of all outstanding SAR awards was accelerated during the fourth quarter of 2008. Upon the exercise of a SAR, the recipient will receive an amount equal to the difference between the exercise price and the fair market value of a share of our common stock on the date of exercise, multiplied by the number of shares of common stock for which the SAR was exercised. All payments will be made in shares of our common stock. Prior to exercise, the SAR does not entitle the recipient to receive any shares of our common stock and does not provide the recipient with any voting or other stockholders’ rights. We account for these SARs as equity awards and recognize compensation expense ratably over the vesting period of the SAR based on their fair value on the date of issuance, net of estimated and actual forfeitures. We did not recognize any expense associated with these awards during 2015, 2014 and 2013. We did not forfeit any SARs during 2015. As of December 31, 2015, 0.2 million SARs remained unexercised.

NOTE 20.    TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were $12.1 million, $32.5 million and $41.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Receivables outstanding from Anadarko were $0.9 million and $2.9 million as of December 31, 2015 and 2014, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 21.    SUPPLEMENTAL CASH FLOW INFORMATION

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Noncash investing and financing activities:
Asset retirement obligations	$—	$—	$174
Supplemental cash flow information:
Cash paid for interest	$68,048	$51,589	$53,504
Cash paid for taxes	1,077	2,699	35,239
Tax refunds	6,972	13,109	26,361
Cash paid for interest includes cash payments for interest on our long-term debt and capital lease obligations, and commitment and agency fees paid.
NOTE 22.    SEGMENT INFORMATION
We revised our reportable business segments as of the fourth quarter of 2014. The revised reportable segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead costs in support of our reportable segments. Segment disclosures as of and for the year ended December 31, 2013 have been revised to reflect the change in reportable segments. We revised our segments to reflect changes in management’s resource allocation and performance assessment in making decisions regarding our business. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico, Colombia, Ecuador, Russia, Bahrain and Oman. Our Canadian subsidiary is also reflected in our International reportable segment. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions. These changes reflect our current operating focus in compliance with ASC 280. We aggregate services that create our reportable segments in accordance with ASC 280, and the accounting policies for our segments are the same as those described in “Note 1. Organization and Summary of Significant Accounting Policies” above.
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
International
Our International segment includes operations in Mexico and Russia. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. We provide rig-based services such as the maintenance, workover, and recompletion of existing oil wells, completion of newly-drilled wells, and plugging and abandonment of wells at the end of their useful lives in each of those international markets. In addition, in Mexico we provide drilling, coiled tubing, wireline and project management and consulting services. Our work in Mexico also requires us to provide third-party services, which vary in scope by project. We also have a technology development and control systems business based in Canada which is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. In the Middle East, we operated in the Kingdom of Bahrain and Oman. On August 5, 2013, we agreed to the dissolution of AlMansoori Key Energy Services, LLC, a joint venture formed under the laws of Abu Dhabi, UAE, and the acquisition of the underlying business for $5.1 million. See “Note 2. Acquisitions” for further discussion. As of December 31, 2015, we sold our subsidiary in Bahrain and certain assets in

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oman, Ecuador and Colombia and are no longer operating in these markets. We are currently in discussions to sell our subsidiary in Russia.
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
Financial Summary
The following table presents our segment information as of and for the years ended December 31, 2015, 2014 and 2013 (in thousands):
As of and for the year ended December 31, 2015

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$377,131	$153,153	$89,823	$121,883	$50,336	$—	$—	$792,326
Intersegment revenues	813	1,393	4	5,988	4,256	1,264	(13,718)	—
Depreciation and amortization	59,515	28,138	21,593	34,662	23,872	12,491	—	180,271
Impairment expense	297,719	24,479	133,795	180,974	85,129	—	—	722,096
Other operating expenses	327,836	144,020	89,603	103,659	123,871	128,279	—	917,268
Operating loss	(307,939)	(43,484)	(155,168)	(197,412)	(182,536)	(140,770)	—	(1,027,309)
Interest expense, net of amounts capitalized	—	—	—	—	57	73,790	—	73,847
Loss before taxes	(307,899)	(43,402)	(155,154)	(197,325)	(185,306)	(221,464)	—	(1,110,550)
Long-lived assets(1)	492,906	133,553	54,156	129,204	48,538	186,211	(137,196)	907,372
Total assets	1,325,591	267,466	138,177	468,214	185,342	(643,226)	(413,766)	1,327,798
Capital expenditures, excluding acquisitions	14,356	6,509	4,621	8,581	2,881	3,860	—	40,808

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2014

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$679,045	$249,589	$173,364	$212,598	$112,740	$—	$—	$1,427,336
Intersegment revenues	706	1,258	—	6,078	9,142	1,988	(19,172)	—
Depreciation and amortization	59,190	31,870	23,375	44,004	30,311	11,988	—	200,738
Impairment expense	—	—	19,100	73,389	28,687	—	—	121,176
Other operating expenses	523,468	214,392	141,708	154,149	119,174	156,406	—	1,309,297
Operating income (loss)	96,387	3,327	(10,819)	(58,944)	(65,432)	(168,394)	—	(203,875)
Interest expense, net of amounts capitalized	—	—	—	—	32	54,195	—	54,227
Income (loss) before taxes	96,922	3,581	(10,442)	(58,794)	(68,924)	(221,454)	—	(259,111)
Long-lived assets(1)	796,654	181,041	196,265	326,218	270,893	268,169	(150,272)	1,888,968
Total assets	1,608,122	295,670	260,375	669,823	397,295	(520,964)	(387,558)	2,322,763
Capital expenditures, excluding acquisitions	90,982	3,920	10,815	30,389	7,560	17,973	—	161,639

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the year ended December 31, 2013

	U.S. Rig Service	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$673,465	$271,709	$193,184	$238,611	$214,707	$—	$—	$1,591,676
Intersegment revenues	4,283	700	10	5,637	8,715	509	(19,854)	—
Depreciation and amortization	64,804	37,510	25,877	53,785	30,227	13,094	—	225,297
Other operating expenses	475,103	230,161	143,880	153,517	211,137	122,417	—	1,336,215
Operating income (loss)	133,558	4,038	23,427	31,309	(26,657)	(135,511)	—	30,164
Interest expense, net of amounts capitalized	1	—	—	—	62	55,141	—	55,204
Income (loss) before taxes	133,642	4,110	23,436	31,351	(26,795)	(189,981)	—	(24,237)
Long-lived assets(1)	746,021	222,075	246,889	420,486	333,273	287,135	(188,459)	2,067,420
Total assets	1,511,419	279,950	246,180	637,163	497,938	(195,837)	(403,240)	2,573,573
Capital expenditures, excluding acquisitions	79,761	7,307	12,682	25,378	19,541	19,468	—	164,137

(1)	Long-lived assets include: fixed assets, goodwill, intangibles and other assets.

(2)	Functional Support is geographically located in the United States.
NOTE 23.    UNAUDITED QUARTERLY RESULTS OF OPERATIONS
The following table presents our summarized, unaudited quarterly information for the two most recent years covered by these consolidated financial statements (in thousands, except for per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015:
Revenues	$267,799	$197,496	$176,857	$150,174
Direct operating expenses	204,530	158,841	174,505	176,761
Net loss	(59,676)	(65,379)	(640,161)	(152,485)
Loss per share(1):
Basic and diluted	(0.39)	(0.42)	(4.06)	(0.97)

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014:
Revenues	$356,141	$350,595	$365,798	$354,802
Direct operating expenses	258,302	262,883	272,112	266,354
Net loss	(11,899)	(52,196)	(62,229)	(52,304)
Loss per share(1):
Basic and Diluted	(0.08)	(0.34)	(0.41)	(0.34)

(1)	Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.
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
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$202,688	$192,083	$25,655	$—	$420,426
Property and equipment, net	—	869,150	10,882	—	880,032
Intercompany notes and accounts receivable and investment in subsidiaries	2,107,092	1,226,433	87,435	(3,420,960)	—
Other assets	—	16,885	10,455	—	27,340
TOTAL ASSETS	$2,309,780	$2,304,551	$134,427	$(3,420,960)	$1,327,798
Liabilities and equity:
Current liabilities	$35,233	$101,594	$17,656	$—	$154,483
Long-term debt and capital leases, less current portion	961,700	—	—	—	961,700
Intercompany notes and accounts payable	1,162,648	2,731,926	125,565	(4,020,139)	—
Deferred tax liabilities	3,658	15,159	(4,565)	—	14,252
Other long-term liabilities	6,267	50,229	577	—	57,073
Equity	140,274	(594,357)	(4,806)	599,179	140,290
TOTAL LIABILITIES AND EQUITY	$2,309,780	$2,304,551	$134,427	$(3,420,960)	$1,327,798

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$39,020	$341,188	$53,587	$—	$433,795
Property and equipment, net	—	1,128,776	106,482	—	1,235,258
Goodwill	—	578,358	4,381	—	582,739
Intercompany notes and accounts receivable and investment in subsidiaries	3,170,874	1,426,160	42,352	(4,639,386)	—
Other assets	—	56,664	14,307	—	70,971
TOTAL ASSETS	$3,209,894	$3,531,146	$221,109	$(4,639,386)	$2,322,763
Liabilities and equity:
Current liabilities	$22,046	$192,079	$27,733	$—	$241,858
Long-term debt and capital leases, less current portion	737,691	—	—	—	737,691
Intercompany notes and accounts payable	1,162,648	2,696,051	123,810	(3,982,509)	—
Deferred tax liabilities	228,199	398	(134)	(69)	228,394
Other long-term liabilities	1,264	55,182	311	—	56,757
Equity	1,058,046	587,436	69,389	(656,808)	1,058,063
TOTAL LIABILITIES AND EQUITY	$3,209,894	$3,531,146	$221,109	$(4,639,386)	$2,322,763

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$751,923	$52,567	$(12,164)	792,326
Direct operating expense	—	667,551	52,616	(5,530)	714,637
Depreciation and amortization expense	—	170,574	9,697	—	180,271
General and administrative expense	803	193,241	15,197	(6,610)	202,631
Impairment expense	—	643,250	78,846	—	722,096
Operating loss	(803)	(922,693)	(103,789)	(24)	(1,027,309)
Interest expense, net of amounts capitalized	73,791	—	56	—	73,847
Other (income) expense, net	(2,318)	10,278	1,325	109	9,394
Loss before income taxes	(72,276)	(932,971)	(105,170)	(133)	(1,110,550)
Income tax (expense) benefit	234,142	(44,629)	3,336	—	192,849
Net income (loss)	161,866	(977,600)	(101,834)	(133)	(917,701)
Income attributable to noncontrolling interest	—	—	—	—	—
INCOME (LOSS) ATTRIBUTABLE TO KEY	$161,866	$(977,600)	$(101,834)	$(133)	$(917,701)

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2014
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,325,670	$125,262	$(23,596)	$1,427,336
Direct operating expense	—	979,018	90,584	(9,951)	1,059,651
Depreciation and amortization expense	—	187,676	13,062	—	200,738
General and administrative expense	941	239,276	23,054	(13,625)	249,646
Impairment expense	—	92,489	28,687	—	121,176
Operating loss	(941)	(172,789)	(30,125)	(20)	(203,875)
Interest expense, net of amounts capitalized	54,195	—	32	—	54,227
Other (income) expense, net	(1,976)	666	2,276	43	1,009
Loss before income taxes	(53,160)	(173,455)	(32,433)	(63)	(259,111)
Income tax benefit	68,883	10,551	1,179	(130)	80,483
Net income (loss)	15,723	(162,904)	(31,254)	(193)	(178,628)
Income attributable to noncontrolling interest	—	—	—	—	—
INCOME (LOSS) ATTRIBUTABLE TO KEY	$15,723	$(162,904)	$(31,254)	$(193)	$(178,628)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$1,494,683	$161,536	$(64,543)	$1,591,676
Direct operating expense	—	1,046,376	118,028	(49,942)	1,114,462
Depreciation and amortization expense	—	214,334	10,963	—	225,297
General and administrative expense	1,077	202,599	33,336	(15,259)	221,753
Operating income (loss)	(1,077)	31,374	(791)	658	30,164
Interest expense, net of amounts capitalized	55,747	(606)	63	—	55,204
Other (income) expense, net	(3,616)	(1,126)	316	3,623	(803)
Income (loss) before income taxes	(53,208)	33,106	(1,170)	(2,965)	(24,237)
Income tax (expense) benefit	(13,385)	15,456	993	—	3,064
Net income (loss)	(66,593)	48,562	(177)	(2,965)	(21,173)
Income attributable to noncontrolling interest	—	—	595	—	595
INCOME (LOSS) ATTRIBUTABLE TO KEY	$(66,593)	$48,562	$(772)	$(2,965)	$(21,768)

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash used in operating activities	$—	$(19,878)	$(2,508)	$—	$(22,386)
Cash flows from investing activities:
Capital expenditures	—	(39,566)	(1,242)	—	(40,808)
Intercompany notes and accounts	—	47,613	—	(47,613)	—
Other investing activities, net	—	21,405	—	—	21,405
Net cash provided by (used in) investing activities	—	29,452	(1,242)	(47,613)	(19,403)
Cash flows from financing activities:
Repayment of long-term debt	(1,575)	—	—	—	(1,575)
Proceeds from long-term debt	305,550	—	—	—	305,550
Proceeds from borrowings on revolving credit facility	130,000	—	—	—	130,000
Repayments on revolving credit facility	(200,000)	—	—	—	(200,000)
Payment of deferred financing costs	(11,461)	—	—	—	(11,461)
Repurchases of common stock	(362)	—	—	—	(362)
Intercompany notes and accounts	(47,613)	—	—	47,613	—
Other financing activities, net	(3,423)	—	—	—	(3,423)
Net cash used in financing activities	171,116	—	—	47,613	218,729
Effect of changes in exchange rates on cash	—	—	110	—	110
Net increase (decrease) in cash and cash equivalents	171,116	9,574	(3,640)	—	177,050
Cash and cash equivalents at beginning of period	19,949	450	6,905	—	27,304
Cash and cash equivalents at end of period	$191,065	$10,024	$3,265	$—	$204,354

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
Management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria described in 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Our internal control over financial reporting has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during our last fiscal quarter of 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
Not applicable.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Item 10 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2015.
ITEM 11.     EXECUTIVE COMPENSATION
Item 11 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2015.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 12 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2015.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Item 13 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Item 14 is incorporated herein by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act or will be filed by amendment, in either case, within 120 days after the close of the year ended December 31, 2015.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following financial statements and exhibits are filed as part of this report:
1.  Financial Statements — See “Index to Consolidated Financial Statements” at Page 50.
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
J. Marshall Dodson,
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)
Date: March 4, 2016
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in their capacities and on March 4, 2016.

Signature	Title

/s/ RICHARD J. ALARIO	Chief Executive Officer
Richard J. Alario	(Principal Executive Officer)

/s/ J. MARSHALL DODSON	Senior Vice President and Chief Financial Officer
J. Marshall Dodson	(Principal Financial Officer)

/s/ MARK A. COX	Vice President and Controller
Mark A. Cox	(Principal Accounting Officer)

/s/ LYNN R. COLEMAN	Director
Lynn R. Coleman

/s/ KEVIN P. COLLINS	Director
Kevin P. Collins

/s/ WILLIAM D. FERTIG	Director
William D. Fertig

/s/ W. PHILLIP MARCUM	Director
W. Phillip Marcum

/s/ RALPH S. MICHAEL, III	Director
Ralph S. Michael, III

/s/ WILLIAM F. OWENS	Director
William F. Owens

/s/ ROBERT K. REEVES	Director
Robert K. Reeves

/s/ MARK H. ROSENBERG	Director
Mark H. Rosenberg

/s/ ARLENE M. YOCUM	Director
Arlene M. Yocum

EXHIBIT INDEX

Exhibit No.	Description

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

3.3
Ninth Amended and Restated By-laws of Key Energy Services, Inc. as amended through August 21, 2015 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on August 24, 2015, File No. 001-08038.)

4.1.1
Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.1.2
First Supplemental Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.1.3
Amended First Supplemental Indenture, dated as of March 8, 2012, by and among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

4.1.4
Second Supplemental Indenture, dated as of January 17, 2013, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

4.1.5	Form of global note for 6.750% Senior Notes due 2021 (Incorporated by reference from Exhibit A to Exhibit 4.8.)

4.1.6
Form of global note for 6.750% Senior Notes due 2021. (Incorporated by reference from Exhibit A to Rule 144A/Regulation S Appendix to Exhibit 4.1 of the Company's Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

4.1.7
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

10.7†
Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan Performance Unit Award Agreement dated January 30th by and between Richard J. Alario and Key Energy Services, Inc. as revised June 13, 2015. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q file on August 3, 2015, File No. 001-08038.)

10.8†
Employment Agreement dated June 22, 2015 by and between Robert Drummond, Key Energy Services, Inc. and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 22, 2015, File No. 001-08038.)

10.9
Loan and Security Agreement, dated as of June 1, 2015, among Key Energy Services, Inc. and Key Energy Services, LLC as the borrowers, certain subsidiaries of the borrowers named as guarantors therein, the financial institutions party thereto from time to time as lenders, Bank of America, N.A., as administrative agent for the lenders, and Bank of America, N.A. and Wells Fargo Bank, national Association, as co-collateral agents for the lenders. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 2, 2015, File No. 001-08038.)

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

10.13	Key Energy Services, Inc. Clawback Policy. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-0838.)

Exhibit No.	Description

10.14
Term Loan and Security Agreement, dated as of June 1, 2015, among Key Energy Services, Inc., as borrower, certain subsidiaries of the borrower named as guarantors therein, the financial institutions party thereto from time to time as lenders, Cortland Capital Market Services LLC, as agent for the lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 2, 2015, File No. 001-08038.)

10.15
Twenty-First Amendment to Office Lease, dated May 15, 2014, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2014 File No. 001-08038.)

10.16.1†	Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Schedule 14A filed on May 7, 2014, File No. 001-08038.)

10.16.2†
Form of Restricted Stock Award Agreement under 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.16.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-08038.)

10.16.3†
Form of Performance Unit Award Agreement under 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.16.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-08038.)

10.16.4†
Form of Director Restricted Stock Unit Agreement under 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.16.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-08038.)

10.17*	First Amendment to Loan Agreement dated November 20, 2015 among Key Energy Services, Inc., each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent.

10.18*	Twenty-Second Amendment to Office Lease, dated May 12, 2015, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc.

10.19*	Twenty-Third Amendment to Office Lease, dated November 20, 2015, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc.

10.20†	Form of Cash Retention Award Agreement (Incorporated by reference to Exhibit 99.1 of our current report on Form 8-K file February 3, 2016, File No. 001-08038.)

10.21
Letter Agreement Regarding Continued Employment Terms, effective as of August 21, 2015, between Key Energy Services, Inc., Key Energy Services, LLC and Richard J. Alario (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2015, File No. 001-08038.)

10.22†
Transition Agreement between Key Energy Services, Inc. and Kim B. Clarke dated September 30, 2015. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 3, 2015, File No. 001-08038.)

21*	Significant Subsidiaries of the Company.

23*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.

31.2*	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32*	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith.