Form 10-K/A
period 2015-12-31
KEY ENERGY SERVICES INC
filed 2016-04-20
CIK 318996

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

KEY ENERGY SERVICES, INC.

2015 ANNUAL REPORT ON FORM 10-K/A

EXPLANATORY NOTE

Key Energy Services, Inc. (the “Company” or “Key” or “We”) filed its Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) with the Securities and Exchange Commission (the “Commission”) on March 4, 2016. Pursuant to General Instruction G(3) to Form 10-K, the Company intended to incorporate by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) or to file by amendment. Because the 2016 Proxy Statement will not be filed with the Commission prior to 120 days after the end of the fiscal year covered by the 2015 Form 10-K, the Company is filing this Amendment No. 1 to the 2015 Form 10-K (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. This Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than to add new Exhibits 31.1 and 31.2 under Item 15(a)(3). Some of the information provided in this Form 10-K/A may be superseded by the information provided in the definitive 2016 Proxy Statement to be filed with the Commission. This report on Form 10-K/A is filed solely to provide the information required by Part III of Form 10-K, and it does not reflect events occurring or matters arising after the filing date of the 2015 Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

Board of Directors

Our Board is divided into three classes. One class is elected each year and members of each class hold office for three-year terms. Our bylaws provide that the number of directors constituting the Board will be determined by resolution of the Board. The Board has set the number of directors at ten. There are presently four Class I directors, three Class II directors and three Class III directors. Below are the name, age and certain other information of each member of our Board, including information each director has given us about all positions he or she holds, his or her principal occupation and business experience for the past five years and the names of other publicly held companies of which he or she currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our Board to the conclusion that he or she should serve as a director, we also believe that all of our directors exhibit high standards of integrity, honesty and ethical values.

Class I Directors (term expiring in 2016)

Kevin P. Collins, age 65, has been a member of the Board since March 1996 and currently serves as a member of the Board’s Audit Committee, Finance Committee and Special Committee. He has been Managing Member of The Old Hill Company LLC since 1997, a company he founded that provides corporate finance and management consulting services. From 1979 until 1991, he worked for various financial institutions. From 1992 to 1997, he served as a principal of JHP Enterprises, Ltd.; and from 1985 to 1992, he served as Senior Vice President of DG Investment Bank, Ltd., both of which were engaged in providing corporate finance and advisory services. Mr. Collins was a director of WellTech, Inc. from January 1994 until March 1996, when WellTech was merged into Key. From 2000 until 2010, Mr. Collins served as a director of the Penn Traffic Company. Mr. Collins was also a director of Applied Natural Gas Fuels, Inc. from November 2008 until October 2012 and Antioch Company LLC from February 2009 until November 2013. Mr. Collins is also a director of PowerSecure International, Inc. He holds BS and MBA degrees from the University of Minnesota. Mr. Collins is a CFA Charterholder. We believe Mr. Collins’ qualifications to serve on our Board include his extensive knowledge of Key and our industry, his analytical business background, his experience working on strategic transactions, as well as his lending and advisory experience with large financial institutions and his extensive experience serving on boards of directors, including his service on our and other companies’ audit committees.

W. Phillip Marcum, age 72, has been a member of the Board since March 1996 and currently serves as a member of the Board’s Compensation Committee and Corporate Governance and Nominating Committee. He was a director of WellTech, Inc. from January 1994 until March 1996, when WellTech was merged into Key. From October 1995 until March 1996, Mr. Marcum was the non-executive Chairman of the Board of WellTech. Previously, from January 1991 until April 2007, when he retired, he was Chairman of the Board, President and Chief Executive Officer of PowerSecure International, Inc. (formerly known as Metretek Technologies, Inc., and prior to that, known as Marcum Natural Gas Services, Inc.). Mr. Marcum also serves as Chairman of the Board of Advanced Emissions Solutions, Inc. (formerly known as ADA-ES), a Colorado based company. From 2012 to 2014, Mr. Marcum served as a director of Lilis Energy (formerly known as Recovery Energy, Inc.). He is presently a principal in Marcum Group. He holds a BBA from Texas Tech University. We believe Mr. Marcum’s qualifications to serve on our Board include his experience serving on other public companies’ boards of directors and his extensive business knowledge working with other public companies in the energy industry, including his founding and running of Marcum Natural Gas Services, Inc., which has since grown into a public company known as PowerSecure International, Inc.

William F. Owens, age 65, has been a member of the Board since January 2007 and currently serves as a member of the Board’s Audit Committee, Corporate Governance and Nominating Committee and Special Committee. He served as Governor of Colorado from 1999 to 2007 and as Colorado State Treasurer from 1995 to 1999. Before his public service, Mr. Owens was on the consulting staff at Touche Ross & Co. (now Deloitte & Touche, LLP) and served as Executive Director of the Colorado Petroleum Association, which represented more than 400 energy firms doing business in the Rocky Mountains region. Mr. Owens is a Senior Director at Greenberg Traurig, LLP, an international law firm. Currently, he is a Managing Director of Renew Strategies LLC, a Denver-based land and water development firm. Mr. Owens serves on the boards of Cloud Peak Energy Inc., Federal Signal Corporation and Bill Barrett Corporation and the Credit Bank of Moscow. From 2007 through 2012, he served on the board of FESCO, a Russian company listed on the Moscow exchange. He holds a BS from Stephen F. Austin State University. He is also a Senior Fellow at the University of Denver’s Institute for Public Policy Studies. We believe Mr. Owens’ qualifications to serve on our Board include his wide-ranging background and experience in business, public policy, management and energy.

Lynn R. Coleman, age 76, has been a member of the Board since October 2007 and currently serves as a member of the Board’s Compensation Committee, Corporate Governance and Nominating Committee, Finance Committee and Special Committee. As a partner in the law firm of Skadden, Arps, Slate, Meagher and Flom LLP (“Skadden”), Mr. Coleman founded and led the firm’s energy practice for 20 years. He retired from the Skadden partnership in 2007. Prior to joining Skadden, Mr. Coleman served as the General Counsel of the U.S. Department of Energy and later as Deputy Secretary. From March 2008 through April 2010, Mr. Coleman served on the Supervisory Board of Lyondell Basell Industries, a large chemical company with operations in the U.S. and abroad. In May 2008, he also was appointed to the board of directors (non-executive Chair) of Total Holdings USA, Inc., a U.S. subsidiary of a large international oil company. In June 2010, Mr. Coleman was appointed to the board of directors of Defense Group Inc., a privately-owned corporation involved in defense and national security contracts, headquartered in Vienna, Virginia. In December 2012, Mr. Coleman was appointed to the board of directors of Standard Solar, Inc., a privately held corporation involved in development and installation of solar systems at the residential, commercial and municipal level. In 2007 and 2008, he was a lecturer at the University of Virginia School of Law, offering a seminar on energy and environmental law. He has also been appointed adjunct professor at the University of Texas School of Law offering a similar seminar. He holds an LLB degree from the University of Texas and a BA from Abilene Christian College. We believe Mr. Coleman’s qualifications to serve on our Board include his extensive experience practicing law in the energy industry, including his 20 years as a senior partner and leader of the energy practice at a prominent global law firm. He has wide ranging experience with energy transactions, litigation, government policy and regulation, in the U.S. and other countries. He has also served as managing partner and in similar management positions over other large groups of attorneys. His responsibilities in this capacity included decisions concerning strategic planning, hiring, partnership advancement, attorney evaluations, direction of work of other attorneys and management of client relationships.

Class II Directors (term expiring in 2017)

William D. Fertig, age 59, has been a member of the Board since April 2000 and currently serves as Chair of the Finance Committee and is a member of the Board’s Compensation Committee, Corporate Governance and Nominating Committee and Executive Committee. He has been Co-Chairman and Chief Investment Officer of Context Capital Management, an investment advisory firm, since 2002. He serves as trustee for ProFunds and ProShares. From 1990 through April 2002, Mr. Fertig was a Principal and a Senior Managing Director of McMahan Securities, a broker dealer firm specializing in convertible, high-yield and derivative securities. Mr. Fertig previously served in various senior capacities at Drexel Burnham Lambert and Credit Suisse First Boston from 1980 through 1990. He holds a BS from Allegheny College and an MBA from the Stern Business School of New York University. We believe Mr. Fertig’s qualifications to serve on our Board include his investment and market expertise.

Robert K. Reeves, age 58, has been a member of the Board since October 2007 and currently serves as Chair of the Compensation Committee and is a member of the Board’s Corporate Governance and Nominating Committee, Special Committee and Executive Committee. He is Executive Vice President, Law and Chief Administrative Officer of Anadarko Petroleum Corporation, an independent oil and gas exploration and production company. From 2007 to November 2015, Mr. Reeves served as Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko. From 2004 to February 2007, Mr. Reeves served as Senior Vice President, Corporate Affairs & Law and Chief Governance Officer of Anadarko. Prior to joining Anadarko, he served as Executive Vice President, Administration and General Counsel of North Sea New Ventures from 2003 to 2004, and as Executive Vice President, General Counsel and Secretary of Ocean Energy, Inc. and its predecessor companies from 1997 to 2003, both energy exploration and production companies. Since 2008, Mr. Reeves also serves as a director of Western Gas Holdings, LLC, a subsidiary of Anadarko and general partner of Western Gas Partners, LP. Since 2012, Mr. Reeves has also served as a director of Western Gas Equity Holdings, LLC, a subsidiary of Anadarko and general partner of Western Gas Equity Partners, LP. He holds a BA and JD from Louisiana State University. We believe Mr. Reeves’ qualifications to serve on our Board include his experience in both legal and business matters as well as his upstream exploration and production experience.

Mark H. Rosenberg, age 54, has been a member of the Board since May 2013 and currently serves as the Chairman of the Board and Chair of the Executive Committee and is a member of the Board’s Compensation Committee, Corporate Governance and Nominating Committee and Finance Committee. Since 2002, he has been a Principal and since 2012 he has been a Principal and Chief Operating Officer with MHR Fund Management LLC, an owner of greater than 10% of the Company’s common stock. From 2000 to 2001, Mr. Rosenberg was Vice President with CRT Capital Group LLC in Greenwich, CT. From 1991 to 2000, Mr. Rosenberg was President of Rosemark Management, Inc., manager of a portfolio of investments and operating businesses. From 2012 to 2015, Mr. Rosenberg served as a director and a member of the Audit Committee and Compensation Committee of Northern Offshore Ltd. Previously, Mr. Rosenberg served on the boards of Ben Arnold Beverage Company of South Carolina until 2012 and Medical Nutrition USA, Inc. until its sale in 2010. Mr. Rosenberg graduated from the Wharton School, University of Pennsylvania and holds a BS in Economics. We believe Mr. Rosenberg’s qualifications to serve on our Board include his investment and market expertise.

Class III Directors (term expiring in 2018)

Robert W. Drummond, age 55, is President and Chief Executive Officer. Mr. Drummond joined Key in June 2015 as President and Chief Operating Officer and has been a member of the Board of Directors since November 2015 and is a member of the Executive Committee and currently serves as Chair of the Equity Award Committee. Prior to joining Key, Mr. Drummond provided executive leadership as President North America for Schlumberger Limited, where, he had a distinguished, thirty-one year career where he held positions of Vice President of General Manager US Land, Vice President of Global Sales, Vice President General Manager US Gulf of Mexico, and President North American Offshore and Alaska. Mr. Drummond also serves on the Board of Directors of the National Ocean Industries Association and serves on the Board of Directors for the Petroleum Equipment Suppliers Association. In the past, he has served on the Board of Directors as Houston Offshore Energy Center, Greater Houston Partnership, and as Advisory Board Member of the University of Houston Global Energy Management Institute. Mr. Drummond received a Bachelor of Science, Mineral/Petroleum Engineering from the University of Alabama in 1982 and currently sits on their College of Engineering Leadership Board.

Ralph S. Michael, III, age 61, our former Lead Director, has been a member of the Board since March 2003 and currently serves as Chair of the Corporate Governance and Nominating Committee and is a member of the Board’s Audit Committee, Executive Committee, Finance Committee and Special Committee. He has served as Executive Vice President and Group Regional President of Fifth Third Bank since July 2015, and has served as President and Chief Executive Officer of Fifth Third Bank, Cincinnati Region, since December 2010. Mr. Michael was President and Chief Operating Officer of the Ohio Casualty Insurance Company from July 2005 until its sale in August 2007. From 2004 through July 2005, Mr. Michael served as Executive Vice President and Manager of West Commercial Banking for U.S. Bank, National Association (“U.S. Bank”) and then as Executive Vice President and Manager of Private Asset Management for U.S. Bank. He also served as President of U.S. Bank Oregon from 2003 to 2005. From 2001 to 2002, he served as Executive Vice President and Group Executive of PNC Financial Services Group, with responsibility for PNC Advisors, PNC Capital Markets and PNC Leasing. He is a director of AK Steel Corporation, Arlington Asset Investment Corporation, Cincinnati Bengals, Inc., CSAA Insurance Group and Xavier University. Previously, he served as a director for Integrated Alarm Services Group, Inc. from 2003 to 2007, for Ohio Casualty Corporation from 2002 to 2005 and FBR & Co. from 2010 until 2013. He holds a BA from Stanford University and an MBA from the Graduate School of Management of the University of California Los Angeles. We believe Mr. Michael’s qualifications to serve on our Board include the broad business and finance background obtained through his more than 30 years experience working in financial services, much of which has been in executive management positions, as well as his extensive experience as a corporate board member, including his service on our and other companies’ audit committees, all of which have designated him as an “audit committee financial expert.”

Arlene M. Yocum, age 58, has been a member of the Board since October 2007. She is the Chair of our Audit Committee and is currently serving as Chair of the Special Committee and is a member of the Board’s Finance Committee and Executive Committee. Ms. Yocum has been Executive Vice President, Managing Executive of Client Sales and Service for PNC’s Asset Management Group since 2003. Prior to that, she served as an Executive Vice President of PNC’s Institutional Investment Group from 2000 to 2003. Ms. Yocum was a director of Protection One, Inc until 2010. She holds a BA from Dickinson College and a JD from Villanova School of Law. We believe Ms. Yocum’s qualifications to serve on our Board include her extensive business experience, including her investment and finance expertise and her designation as an “audit committee financial expert,” as well as her knowledge of legal matters by virtue of her training as an attorney.

General

This section describes our principal corporate governance guidelines and practices. Complete copies of our Corporate Governance Guidelines, committee charters and codes of business conduct described below are available on our website at www.keyenergy.com. You can also request a copy of any of these documents by writing to: Investor Relations, Key Energy Services, Inc., 1301 McKinney Street, Suite 1800, Houston, Texas 77010. Our Board strongly believes that good corporate governance is important to ensure that Key is managed for the long-term benefit of our stockholders.

Corporate Governance Guidelines

Our Board has adopted Corporate Governance Guidelines that address significant issues of corporate governance and set forth the procedures by which the Board carries out its responsibilities. Among the areas addressed by the Corporate Governance Guidelines are director qualifications and responsibilities, Board committee responsibilities, holdover directors, director compensation and tenure, director orientation and continuing education, access to management and independent advisors, succession planning and management development, and Board and committee performance evaluations. The

Corporate Governance and Nominating Committee (the “CGN Committee”) is responsible for assessing and periodically reviewing the adequacy of these guidelines and recommending proposed changes to the Board, as appropriate. The Corporate Governance Guidelines are posted on our website at www.keyenergy.com. We will provide these guidelines in print, free of charge, to stockholders who request them.

Director Independence

Under applicable rules of the NYSE, a director will only qualify as “independent” if our Board affirmatively determines that he or she has no direct or indirect material relationship with Key. In addition, all members of the Audit Committee, Compensation Committee and CGN Committee are required to meet the applicable independence requirements set forth in the rules of the NYSE and the SEC.

The Board has determined that, except for Mr. Drummond, who serves as our President and Chief Executive Officer (“CEO”), each of our current directors are independent within the meaning of the foregoing rules. The Board considered Mr. Reeves’ position as an executive officer of one of our customers, Anadarko Petroleum Corporation (“Anadarko”), and determined that the relationship between Anadarko and Key does not affect Mr. Reeves’ independence. The Board considered the employment by Key of Mr. Reeves’ son-in-law, West P. Gotcher, and determined that the relationship between Mr. Reeves’ son-in-law and Key does not affect Mr. Reeves’ independence. For additional information regarding the relationships of Mr. Reeves, see the discussion below under the heading “Certain Relationships and Related Party Transactions.”

Board Leadership Structure

We separated the Chairman and CEO roles in August of 2015 and the Board appointed Mark H. Rosenberg as its independent, non-executive Chairman. Our Board consists of Mr. Rosenberg, the Chairman, and nine other directors. Our Corporate Governance Guidelines provide that non-employee directors will meet in executive session on a regular basis without management present. The Chairman presides at all meetings of the Board, as well as executive sessions of non-employee directors and, in consultation with the CEO, non-employee directors and management, establishes the agenda for each Board meeting. The Board has also delegated certain matters to its certain committees, each of which is chaired by an independent director with the exception of the Equity Award Committee. Mr. Drummond, as the Company’s President, CEO and Director, works in concert with the rest of our majority-independent Board to oversee the execution of the Company’s strategy.

Director Nomination Process

In considering whether to recommend a particular candidate for inclusion in the Board’s slate of recommended director nominees, our CGN Committee applies the criteria set forth in the guidelines contained in the Selection Process for New Director Candidates, which are available in the “Corporate Governance” section of our website, www.keyenergy.com. These criteria include the candidate’s integrity, business acumen, a commitment to understand our business and industry, experience, conflicts of interest and ability to act in the interests of all stockholders. The CGN Committee does not assign specific weights to particular criteria, and no particular criterion is a prerequisite for each prospective nominee. Any director nominee made by the CGN Committee must be highly qualified with respect to some or all of these criteria.

Our Board believes that the backgrounds and qualifications of its directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow it to fulfill its responsibilities. Although there is no formal diversity policy, the Selection Process for New Director Candidates tasks the CGN Committee with recommending director candidates who will assist in achieving this mix of Board members having diverse professional backgrounds and a broad spectrum of knowledge, experience and capability. At least once a year, the CGN Committee reviews the size and structure of the Board and its committees, including recommendations on Board committee structure and responsibilities.

In accordance with NYSE requirements, the CGN Committee also oversees an annual performance evaluation process for the Board, the Audit Committee, the Compensation Committee, the CGN Committee and the Finance Committee. In this process, anonymous responses from directors on a number of topics, including matters related to experience of Board and committee members, are discussed in executive sessions at Board and committee meetings. Although the effectiveness of the policy to consider diversity of director nominees has not been separately assessed, it is within the general subject matter covered in the CGN Committee’s annual assessment and review of Board and committee structure and responsibilities, as well as within the Board and committee annual performance evaluation process.

Any stockholder entitled to vote for the election of directors may propose candidates for consideration for nomination for election to the Board. The CGN Committee will evaluate candidates proposed by stockholders in compliance with the guidelines contained in the Selection Process for New Director Candidates in the same manner as other candidates. If the Board determines to nominate a stockholder-recommended candidate and recommends his or her election, then the candidate’s name will be included on our proxy card for the next annual meeting. Stockholders also have the right under our bylaws to directly nominate director candidates, without any action or recommendation on the part of the CGN Committee or the Board. Candidates nominated by stockholders in accordance with procedures set forth in our bylaws will not be included on our proxy card for the next annual meeting.

Board Role in Risk Oversight

The Board’s role in the risk oversight process includes receiving regular reports from members of senior management on areas of material risk to Key, including operational, financial, legal and regulatory, and strategic and reputational risks. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable it to understand our risk identification, risk management and risk mitigation strategies. When a committee receives the report, the chair of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships. In addition, as part of its charter, the Audit Committee regularly reviews and discusses with management, our internal auditors and our independent registered public accounting firm, Key’s policies relating to risk assessment and risk management. The Compensation Committee also specifically reviews and discusses risks that relate to compensation policies and practices. During 2015, we continued to engage in a comprehensive enterprise risk management process by evaluating our existing and emerging risk exposures and then implementing appropriate design plans to manage such risks. The Board reviews this process with management on a quarterly basis.

Board Meetings and Attendance

The Board held 13 meetings either in person or by telephone conference during 2015. Non-employee directors meet regularly in executive session. Additionally, management frequently discusses matters with the directors on an informal basis. Each director attended, either in person or by telephone conference, at least 96% of the Board and committee meetings held while serving as a director or committee member in 2015. The Company expects the directors to attend annual meetings of stockholders. All of the Company’s directors attending the 2015 annual meeting of stockholders, and we expect substantially all of our directors to attend the 2016 annual meeting.

Board Committees

The Board has established six standing committees—Audit Committee, Compensation Committee, Equity Award Committee, CGN Committee, Executive Committee and Finance Committee. Current copies of the charters of each of the Audit, Compensation, CGN and Finance Committees are posted in the “Corporate Governance” section of our website, www.keyenergy.com.

The Board has determined that all of the members of each of the Board’s standing committees, other than the Executive Committee and Equity Award Committee, are independent under the NYSE rules, including, in the case of all members of the Audit Committee, the independence requirements contemplated by Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Audit Committee

The responsibilities of the Audit Committee include the following:

•	appointing, evaluating, approving the services provided by and the compensation of, and assessing the independence of, our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from such firm;

•	reviewing with the internal auditors and our independent registered public accounting firm the overall scope and plans for audits, and reviewing with the independent registered public accounting firm any audit problems or difficulties and management’s response;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	reviewing and discussing with management and the independent registered public accounting firm our system of internal controls, financial and critical accounting practices and policies relating to risk assessment and risk management;

•	reviewing the effectiveness of our system for monitoring compliance with laws and regulations; and

•	preparing the Audit Committee report required by SEC rules (which is included under the heading “Report of the Audit Committee” below).

The current members of our Audit Committee are Ms. Yocum and Messrs. Collins, Michael and Owens. Ms. Yocum is the chair of the Audit Committee. All members of the Audit Committee meet the financial literacy standard required by the NYSE rules and at least one member qualifies as having accounting or related financial management expertise under the NYSE rules. In addition, as required by the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring that each public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, satisfies all of the following attributes:

•	an understanding of generally accepted accounting principles and financial statements;

•	an ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves;

•	experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and level of complexity of issues that can reasonably be expected to be raised by Key’s financial statements, or experience actively supervising one or more persons engaged in such activities;

•	an understanding of internal control over financial reporting; and

•	an understanding of audit committee functions.

The Board has determined that Ms. Yocum and Mr. Michael satisfy the definition of “audit committee financial expert,” and has designated each of Ms. Yocum and Mr. Michael as an “audit committee financial expert.” In addition, the Board has determined that all members of the Audit Committee are independent under the listing standards of the NYSE and the rules of the SEC.

The Audit Committee held eight meetings in 2015. In addition, members of the Audit Committee speak regularly with our independent registered public accounting firm and separately with the members of management to discuss any matters that the Audit Committee or these individuals believe should be discussed, including any significant issues or disagreements concerning our accounting practices or financial statements. For further information, see “Report of the Audit Committee” below.

The Audit Committee has the authority to retain legal, accounting or other experts that it determines to be necessary or appropriate to carry out its duties. We will provide the appropriate funding, as determined by the Audit Committee, for the payment of compensation to our independent registered public accounting firm and to any legal, accounting or other experts retained by the Audit Committee and for the payment of the Audit Committee’s ordinary administrative expenses necessary and appropriate for carrying out the duties of the Audit Committee.

The Audit Committee charter provides that no member of the Audit Committee may simultaneously serve on the audit committees of more than three public companies (including our Audit Committee) unless the Board has determined that such simultaneous service would not impair his or her ability to effectively serve on our Audit Committee. Currently, no member of the Audit Committee serves on the audit committees of more than three public companies.

The charter of our Audit Committee can be accessed on the “Corporate Governance” section of our website, www.keyenergy.com.

Compensation Committee

The Compensation Committee has responsibility for establishing, implementing and continually monitoring adherence with our compensation philosophy. The responsibilities of the Compensation Committee include the following:

•	reviewing and approving corporate goals and objectives relevant to the compensation of the CEO;

•	evaluating the CEO’s performance in light of corporate goals and objectives and, together with the other independent directors (as directed by the Board), determining and approving the CEO’s compensation level based on this evaluation;

•	reviewing and approving the compensation of senior executive officers other than the CEO;

•	reviewing and approving any incentive-compensation plans or equity-based plans;

•	overseeing the activities of the individuals and committees responsible for administering incentive-compensation plans or equity-based plans, including the 401(k) plan, and discharging any responsibilities imposed on the Compensation Committee by any of these plans;

•	approving any new equity compensation plan or any material change to an existing plan where stockholder approval has not been obtained;

•	in consultation with management, overseeing regulatory compliance with respect to compensation matters, including overseeing Key’s policies on structuring compensation programs to preserve tax deductibility;

•	making recommendations to the Board with respect to any severance or similar termination payments proposed to be made to any current or former senior executive officer or member of senior management of Key;

•	reviewing and recommending director compensation to the Board;

•	reviewing any potential conflicts of interest of our compensation consultant;

•	preparing an annual report of the Compensation Committee on executive compensation for inclusion in Key’s annual proxy statement or annual report in accordance with applicable SEC rules and regulations; and

•	reviewing and approving the Compensation Disclosure and Analysis for inclusion in Key’s annual proxy statement or annual report in accordance with applicable SEC rules and regulations.

The current members of the Compensation Committee are Messrs. Reeves, Fertig, Marcum, Coleman and Rosenberg, all of whom are independent, non-employee members of the Board. Mr. Coleman is not eligible for re-election and therefore will retire as a member of the Board of Directors and a member of the Compensation Committee upon the end of his term in 2016. The Compensation Committee does not intend to replace him at this time. Mr. Reeves is the chair of the Compensation Committee. No Compensation Committee member participates in any of our employee compensation programs other than the Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan. The Compensation Committee held ten meetings in 2015.

The Compensation Committee has the sole authority to select, retain, terminate and approve the fees and other retention terms of special counsel or other experts or consultants, as it deems appropriate in order to carry out its responsibilities, without seeking approval of the Board or management. With respect to compensation consultants retained to assist in the evaluation of director, CEO or executive officer compensation, this authority is vested solely in the Compensation Committee.

The charter of our Compensation Committee can be accessed in the “Corporate Governance” section of our website, www.keyenergy.com.

Equity Award Committee

Mr. Alario served as the chair and sole member of the Equity Award Committee through March 4, 2016. Mr. Drummond is currently the chair and sole member of the Equity Award Committee. Subject to certain exceptions and limitations, the Compensation Committee has delegated to the Equity Award Committee the ability to grant equity awards under our equity incentive plans to those employees who are not executive officers, usually in connection with new hires and promotions. During 2015, the Compensation Committee authorized the Equity Award Committee to make grants up to an aggregate of 150,000 stock options or shares of restricted stock and restricted stock units to eligible employees under the annual approval authority for twelve months starting on January 29, 2015, but no more than 20,000 shares per grant or in the aggregate to any single employee during a twelve-month period. In addition, on that same date, the Compensation Committee approved restricted stock, restricted stock units and performance unit grants to non-executive officer employees up to an aggregate amount, and authorized the Equity Award Committee to determine the individual grant amounts to each employee in its reasonable discretion in consultation with management. For 2016, the Compensation Committee reset this Equity Award Committee’s authority to make grants up to an aggregate of 150,000 shares of restricted stock and restricted stock units to eligible employees under the annual approval authority for twelve months starting on January 28, 2016. Reports of equity grants made by the Equity Award Committee are included in the materials presented at the Compensation Committee’s regularly scheduled meetings.

Corporate Governance and Nominating Committee

The responsibilities of the CGN Committee include the following:

•	identifying and recommending individuals to the Board for nomination as members of the Board and its committees, consistent with criteria approved by the Board;

•	developing and recommending to the Board corporate governance guidelines applicable to Key; and

•	overseeing the evaluation of the Board and management of Key.

The CGN Committee consists entirely of independent directors, as that term is defined by applicable NYSE rules. The current members of the CGN Committee are Messrs. Michael, Fertig, Coleman, Marcum, Owens, Reeves and Rosenberg. Mr. Coleman is not eligible for re-election and therefore will retire as a member of the Board of Directors and a member of the Corporate Governance and Nominating Committee upon the end of his term in 2016. The Corporate Governance and Nominating Committee does not intend to replace him at this time. Mr. Michael is the chair of the CGN Committee. The CGN Committee held six meetings in 2015.

The CGN Committee has the authority and funding to retain counsel and other experts or consultants, including the sole authority to select, retain and terminate any search firm to be used to identify director candidates and to approve the search firm’s fees and other retention terms.

The charter of our CGN Committee can be accessed in the “Corporate Governance” section of our website, www.keyenergy.com.

Finance Committee

The Finance Committee was established August 21, 2015. The responsibilities of the Finance Committee include the following:

•	Review and monitor the financial structure of the Company to determine that it is consistent with the Company’s requirements for growth and fiscally sound operation;

•	Review and approve for recommendation to the Board equity and debt offerings and other financings or refinancings to be undertaken by the Company and its subsidiaries and affiliates;

•	Review the actual and projected financial situation and capital needs of the Company as needed, on: (a) the capital structure of the Company, including among other matters, the respective level of debt and equity, the sources of financing and equity, and the Company’s financial ratios and credit rating policy; (b) any dividend policy; and (c) the issues and repurchase of Company stock;

•	Review the Company’s activities with credit rating agencies;

•	Review the insurance principles and coverage of the Company and its subsidiaries, as well as financing risks, including those associated with currency and interest rates;.

•	Review, evaluate and approve for recommendation to the Board, the proposed terms of any credit facilities with lending or other institutions for corporate financings, general working capital purposes, or the establishment of any bank lines of credit and commercial paper programs;

•	Monitor on a periodic basis the Company’s key financial ratios, including any significant ratios or other financial covenants under the Company’s credit facilities; and

•	Review on a periodic basis the Company’s policy governing approval levels for capital expenditures and the Company’s financial plan to fund approved capital expenditures.

The Finance Committee consists entirely of independent directors, as that term is defined by applicable NYSE rules. The current members of the Finance Committee are Messrs. Fertig (chair), Coleman, Collins, Michael, Rosenberg and Ms. Yocum. Mr. Coleman is not eligible for re-election and therefore will retire as a member of the Board of Directors and a member of the Finance Committee upon the end of his term in 2016. The Finance Committee does not intend to replace him at this time. The Finance Committee has the authority and funding to retain counsel and other experts or consultants, including the sole authority to select, retain, terminate and approve the fees and other retention terms of a financial consultant, independent legal counsel, and other financial advisors as it deems appropriate in order to carry out its responsibilities, without seeking approval of the Board or management. The Finance Committee held four meetings in 2015.

Executive Committee

The Executive Committee’s membership consists of the CEO and Chairman of the Board, the chair of each of the Audit Committee, Compensation Committee, CGN and Finance Committee. The Executive Committee only acts in place of the Board in situations where it may be impracticable to assemble the full Board to consider a matter on a timely basis. Any action by the Executive Committee will be promptly reported to the full Board. Currently, Messrs. Rosenberg, Drummond, Fertig, Michael and Reeves and Ms. Yocum serve on the Executive Committee. The Executive Committee held no meetings in 2015.

Other Committees

From time to time, the Board has established ad hoc or special committees to oversee certain Company projects or issues. During 2014, a Special Committee of directors consisting of Ms. Yocum (chair of the Special Committee) and Messrs. Michael, Collins, Owens, Coleman and Reeves was formed to investigate (i) possible violations of the FCPA involving business activities of our operations in Russia, (ii) an allegation involving our Mexico operations that, if true, could potentially constitute a violation of certain of our policies, including our Code of Business Conduct, the FCPA and other applicable laws, and (iii) a review of certain aspects of the Company’s Colombia operations, as well as our other international locations. Mr. Coleman is not eligible for re-election and therefore will retire as a member of the Board of Directors and a member of the Special Committee upon the end of his term in 2016. The Special Committee does not intend to replace him at this time. The Special Committee held twenty-six meetings in 2015.

Code of Business Conduct and Code of Business Conduct for Members of the Board of Directors

Our Code of Business Conduct applies to all of our employees, including our directors, CEO, Chief Financial Officer (“CFO”) and senior financial and accounting officers. Among other matters, the Code of Business Conduct establishes policies to deter wrongdoing and to promote both honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest, compliance with applicable laws, rules and regulations, full, fair, accurate, timely and understandable disclosure in public communications and prompt internal reporting of violations of the Code of Business Conduct. We also have an Ethics Committee, composed of members of management, which administers our ethics and compliance program with respect to our employees. In addition, we provide an ethics line for reporting any violations on a confidential basis. Copies of our Code of Business Conduct are available in the “Corporate Governance” section of our website at www.keyenergy.com. We will post on our website all waivers to or amendments of our Code of Business Conduct and the Code of Business Conduct for Members of the Board of Directors that are required to be disclosed by applicable law and the NYSE listing standards.

Executive Officers

Below are the names, ages and certain other information on each of our current executive officers, other than Mr. Drummond, whose information is provided above.

J. Marshall Dodson, age 45, Senior Vice President, Chief Financial Officer and Treasurer. Mr. Dodson was appointed Senior Vice President and Chief Financial Officer on March 25, 2013. Mr. Dodson joined Key as Vice President and Chief Accounting Officer on August 22, 2005 and served in that capacity until being appointed Vice President and Treasurer on June 8, 2009. From February 6, 2009, until Mr. Whichard’s election as Key’s new Chief Financial Officer on March 26, 2009, Mr. Dodson served in the additional capacity as interim principal financial officer. Prior to joining Key, Mr. Dodson served in various capacities at Dynegy, Inc., an electric energy production and services company, from 2002 to August 2005, most recently serving as Managing Director and Controller, Dynegy Generation since 2003. Mr. Dodson started his career with Arthur Andersen LLP in Houston, Texas in 1993, serving most recently as a senior manager prior to joining Dynegy, Inc. Mr. Dodson received a BBA from the University of Texas at Austin in 1993.

Jeffrey S. Skelly, age 58, Senior Vice President, Operations. Mr. Skelly joined Key as its Senior Vice President, Rig Services effective on June 21, 2010. He has served in various roles for Key, including Senior Vice President of Rig Services, Fluid Management Services and Operations Support. Mr. Skelly’s previous role was that of Chief Operating Officer at GEODynamics, a technology company focused on perforating systems and solutions, from November 2007 to January 2010. Previously, he was President for Expro Group’s Western Hemisphere Operations from January 2005 to June 2007. Mr. Skelly has also served in several roles at Halliburton including Global Manufacturing Operations Manager, Global Product Manager for Logging and Perforating, and Regional Manager of Wireline and Testing for the Middle East. Mr. Skelly began his career in the oil and gas services business after earning a B.S. Degrees in Civil Engineering and Ocean Engineering from Florida Institute of Technology. After college, he joined Schlumberger Limited (Schlumberger N.V.) (“Schlumberger”) and held various domestic and international positions at Schlumberger over the next 15 years including Field Engineer, Technical Manager, Field Service Manager, District Manager, Area Operations Manager, and Sales Manager.

Scott P. Miller, age 37, Senior Vice President of Operational Services and Chief Administrative Officer. Mr. Miller joined the Company in May, 2006 serving in various leadership roles in Supply Chain Management, Enterprise Projects, Fluid Management Services and Strategy before accepting the role of Vice President and Chief Information Officer in March of 2013. Mr. Miller was promoted to his current position effective January 1, 2016. Prior to joining Key, Mr. Miller served in various financial and supply chain roles at Dynegy, Inc. and Capital One. Mr. Miller received a Bachelors of Science in Management of Information Systems from Louisiana State University and a Master of Business Administration from the University of Houston.

Katherine I. Hargis, age 45, Vice President, Chief Legal Officer and Secretary. Ms. Hargis joined Key in July 2013 as Associate General Counsel, Corporate and Transactional & Assistant Secretary and was promoted to Vice President, Associate General Counsel & Assistant Secretary in November 2015 and was promoted to her current position as Vice President, Chief Legal Officer and Secretary on January 1, 2016. Prior to joining Key she served as the Vice President, General Counsel and Corporate Secretary for U.S. Concrete, Inc., a publicly held Company providing ready-mixed concrete and aggregates, from June 2012 through July 2013, and as its Deputy General Counsel & Corporate Secretary from December 2011 through June 2012, and as its Assistant General Counsel from December 2006 through December 2011. From February 2006 through December 2006, Ms. Hargis served as an attorney with King & Spalding LLP. From August 2002 through February 2006, Ms. Hargis served as an attorney for Andrews Kurth LLP. Ms. Hargis received her B.S. in Administration of Justice from Arizona State University in 1999 and her J.D. from Tulane University in 2002.

Mark A. Cox, age 56, Vice President and Controller. Mr. Cox was appointed as Vice President and Controller on March 20, 2012, and serves as principal accounting officer. Mr. Cox joined Key as Vice President, Tax in October 2009. Prior to joining Key, he served from December 2008 to September 2009 as Chief Financial Officer for Recon International, a privately-held company providing construction services to military and private organizations in Afghanistan. From August 1990 through November 2008, Mr. Cox held a variety of positions with BJ Services Company, including Director of Tax, Middle East Region Controller and Assistant Corporate Controller. He also worked in the tax practice of Arthur Andersen LLP from 1986 to 1990. Mr. Cox is a CPA and received a Bachelor of Accountancy degree from Houston Baptist University in 1986.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities, to file initial reports of ownership on Form 3 and changes in ownership on Forms 4 or 5 with the SEC. Such officers, directors and 10% stockholders also are required by SEC rules to furnish Key with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such forms furnished or available to us, we believe that our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements for the fiscal year ended December 31, 2015. In making these statements, we have relied upon an examination of the copies of Forms 3, 4 and 5, and amendments thereto, and the written representations of our directors, executive officers and 10% stockholders.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This section of the Form 10-KA describes and analyzes our executive compensation philosophy and program in the context of the compensation paid to our Named Executive Officers for 2015. Throughout this Form 10-KA, the individuals who served as our Principal Executive Officer and Principal Financial Officer during fiscal year 2015, and each of our other most highly compensated executive officers that are required to be in our executive compensation disclosures in fiscal year 2015 are referred to as the “Named Executive Officers” or “NEOs.” Our 2015 NEOs and their titles during the 2015 calendar year are listed below, which may not reflect their current status with our company:

•	Richard J. Alario, Chief Executive Officer;

•	Robert Drummond, President and Chief Operating Officer from June 22, 2015 through March 4, 2016 (currently our President and Chief Executive Officer);

•	J. Marshall Dodson, our Senior Vice President, Chief Financial Officer and Treasurer;

•	Jeffrey S. Skelly, our Senior Vice President of Operations;

•	Kim B. Clarke, our Senior Vice President, Administration and Chief People Officer; and

•	Kimberly R. Frye, our Senior Vice President, General Counsel and Secretary.

Effective March 5, 2016, Mr. Alario retired from the Company and no longer served as our Chief Executive Officer and Mr. Drummond was promoted to Chief Executive Officer. Effective March 31, 2016, Ms. Clarke terminated her employment with the Company and no longer served as the Company’s Senior Vice President, Administration and Chief People Officer. Ms. Frye, who served as our Senior Vice President, General Counsel and Secretary for a portion of 2015 was no longer with the Company at the end of the 2015 fiscal year, but was still considered an NEO for the 2015 year under the SEC’s disclosure rules.

In this Compensation Discussion and Analysis, we first provide an executive summary of our actions and results from 2015 related to executive compensation. We next explain the factors affecting our compensation decisions, results from 2015 and changes for the 2016 executive compensation program. We will also explain our principles that guide our Compensation Committee’s executive compensation decisions, including the compensation philosophy. We encourage you to read the entirety of the executive compensation discussion.

Executive Summary

Pay for Performance Philosophy

We are committed to providing value to our shareholders. We believe that our executive compensation program fairly and appropriately compensates our executive officers. The core principle of our executive compensation philosophy is to pay for performance in ways that we believe will motivate our executives to develop and execute strategies that deliver performance improvements over the short and long term. Accordingly, our executive compensation program is heavily weighted toward “at-risk” performance-based compensation. We have three principal elements of total direct compensation: base salary, annual incentive compensation and long-term incentive compensation. These elements provide our compensation committee with a platform to reinforce our pay-for-performance philosophy while addressing our business needs and goals with appropriate flexibility.

To illustrate our pay for performance philosophy, the following charts set forth each element as a proportion of the total direct compensation (“TDC”) that the CEO and the other NEOs were targeted to receive for 2015. For the CEO, 84% of his TDC was at-risk, performance based and not guaranteed.

For the other NEOs, on average, 78% of their TDC was at-risk, performance based and not guaranteed.

CEO Reported Pay vs. Realized Pay

Realized Compensation Reflects Alignment with Stockholders

At the Company, a substantial portion of the compensation granted by the Compensation Committee to the CEO and reported in the “Summary Compensation Table” represents an incentive for future performance, not current cash compensation. This demonstrates the linkage between compensation and performance results. The table below sets forth the difference between pay shown in the “Summary Compensation Table” (“Reported Compensation”) and the actual pay realized by the CEO for fiscal years 2015, 2014, and 2013:

Year of Compensation	Total Reported Compensation	Total Realized Compensation	Realized Compensation vs. Reported Compensation	Realized Compensation as a Percentage of Reported Compensation
2015	$3,784,584	$1,387,497	–$2,397,087	37%
2014	$5,651,334	$3,771,010	–$1,880,325	67%
2013	$4,539,063	$3,480,585	–$1,058,478	77%

Realized compensation is different than reported compensation as disclosed in the “Summary Compensation Table” below.

Reported Compensation—the total compensation based on the current reporting rules for the “Summary Compensation Table” to be disclosed by a Company. Reported compensation includes the “grant date fair value” of equity awards (i.e. restricted stock and performance shares), rather than the annual expense value for accounting purposes. The “grant date fair value” is also calculated without any consideration to the risk of forfeitures with the award.

Realized Compensation—the total compensation actually received by the executive during the fiscal year, including base salary, the current bonus cash payout, market value of previously granted restricted stock that vested in the current year, market value of previously awarded performance shares vesting in the current year (assuming performance was achieved), and all other compensation amounts realized in the current year. This excludes the value of newly awarded/unvested restricted stock and performance share grants, change in pension value, and other amounts that will not actually be received until a future date. Realized compensation as a percentage of reported compensation has decreased 40% since 2013.

A realized compensation analysis measures the value of long-term compensation as it is earned rather than the value at the time of the grant. Because Key is ultimately focused on the interests of the shareholder, the realized compensation of the executive team, particularly the CEO, is linked to the performance of the Company’s total shareholder return and other performance metrics as described in the summary of compensation components below. The chart below details the performance of total shareholder return (“TSR”) over the past three years in comparison to reported compensation and to the compensation that was actually realized by the CEO in order to show that, based on our compensation philosophy, the compensation plans align realized pay with shareholder return:

Note: The total shareholder return (“TSR”) is the value of the stock performance between January 1st and year end. The realized long-term incentive values included the Realized TDC for the chart above include the restricted stock shares and the performance shares vested in each of the years at the year end stock price.

Executive Compensation Principles

As discussed in greater detail in this Compensation Discussion & Analysis, we believe that our compensation practices align the interests of our CEO and other executives to that of our stockholders, to drive performance. An overview of the practices we have implemented to drive this behavior and improve performance is highlighted below.

We Pay for Performance.

•	84% of our CEO’s (and 78% on average for our other NEOs) total direct compensation is “at-risk, performance based, and not guaranteed.”

•	CEO long-term incentive awards revised to target at 85% performance based, up from 50% in 2014.

•	CEO and NEO long-term incentive award levels were reduced by 30% in 2015 versus 2014 to account for the drop in stock price at the time of the 2015 grant.

•	NEO’s long-term incentive awards revised to target at 50% performance based, up from 20% in 2014.

•	We reduced our CEO’s base salary by 10% and our NEO’s base salaries by 7%, effective February 22, 2015.

•	We set clear financial goals to determine bonus payments.

•	We use negative discretion in determining the awards made under our bonus plan.

•	We use negative discretion in determining the awards under our long-term incentive plan.

•	We provide minimal perquisites to our executive officers.

We Follow Compensation Best Practices.

•	Performance based long term compensation is subject to a three year performance period, up from one year performance period in prior grants.

•	All incentive-based compensation is subject to a clawback policy.

•	All equity grants, including performance- based grants are subject to “clawback” and “detrimental activities” provisions under certain circumstances.

•	We pay our cash incentive plan on an annual basis with pre-established criteria.

•	We prohibit hedging transactions and short sales by our executive officers and directors.

•	We do not permit the repricing of underwater stock options.

•	Our equity incentive plans do not allow for share recycling, other than forfeitures or cancellations.

•	We have minimum vesting requirements of three years for all equity-based awards to our executive officers.

•	We have equity ownership guidelines for our executive officers and directors: 6x base salary for CEO, 3x for NEO, 3x annual cash retainer for outside directors.

•	We evaluate share utilization to ensure burn rate and shareholder value dilution is within peer and industry norms.

•	We eliminated excise tax gross-ups for any employment agreements negotiated in the future.

•	We do not provide automatic change of control cash payments; after a change of control, there must be an involuntary termination of the executive (a “double-trigger”) in order for severance to be paid.

•	We limit our severance multiples to not greater than 3.0 times.

•	All new restricted stock grants provide for double trigger equity vesting after a change of control.

We Follow Corporate Governance Best Practices.

•	Our Compensation Committee is comprised of only independent directors.

•	We seek to mitigate undue risk associated with compensation, including caps, retention provisions, multiple performance targets and robust checks and balances to ensure employees do not take on unnecessary financial, safety or environmental risks.

•	Our Compensation Committee engages an independent compensation consultant, and meets with the consultant in executive session.

•	We regularly review the executive’s compensation with the peer group, which is also analyzed to ensure it is appropriate.

•	We revised the 2015 peer group to more closely represent the Company’s size.

2015 Market and Industry Context

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

In a drastic turn of events, oil prices dropped roughly 35% during year over year and dropped approximately 58% from September 31, 2014 to December 31, 2015; declining to a low of $38.17 a barrel by December 31, 2015. This has been one of the fastest and longest oil price declines in history. As a result, customer demand as measured by the Baker Hughes land drilling rig count declined sharply as exploration and production companies cut capital expenditures.

Layered on top of the market dynamics, in addition to the substantial time spent by management during the course of the year, the Company incurred costs of approximately $31.0 million for 2015 and $74.7 million to date, in connection with the Special Committee investigations described above, which in turn created uncertainty for investors as to the ongoing costs and ultimate resolution of the investigation.

How Key has Responded to Market Dynamics

As a result of the change in market conditions, management made several changes in the U.S. business to position Key for success in a market of declining demand and intense competition. These changes included:

•	Reduction in corporate overhead;

•	Elimination of job positions;

•	Reduction in corporate salaries and wages;

•	Reduction in costs in field locations and field management;

•	Reduction in field salaries and wages;

•	Removing fixed assets and related costs; and

•	Requiring price reductions from our suppliers.

In addition, we are proactively using our Key Value Added or KVA as our guidepost in pricing to ensure we are retaining cash flow positive work and maximizing the marginal dollars available to us in this market. KVA is not only a financial metric on which we measure ourselves, but, more important, it is a strategic analysis framework for decision making that we believe has meaningfully enhanced the institutional and commercial intelligence at Key. Please see below for a detailed discussion on KVA.

2015 Executive Compensation Highlights

2015 Investor Outreach

Following the results of our 2014 say-on-pay vote, our management team significantly increased our efforts to obtain feedback from our stockholders. Our goal in soliciting feedback was to provide information to our Compensation Committee to help the Committee (i) better understand our stockholders’ views on executive compensation, (2) be responsive to our stockholders’ views expressed in the 2014 say-on-pay vote, and (3) understand whether potential changes to our compensation programs would address concerns expressed by our stockholders. We contacted a significant majority of our largest investors after the 2014 annual meeting to get their further opinion on our compensation policies and practices. Our aggressive investor outreach efforts included the following:

•	Outreach efforts to stockholders holding in the aggregate more than 50% of our outstanding stock;

•	In-depth meaningful discussions with holders representing approximately 35% of our outstanding stock (some stockholders declined our request to engage and some stockholders targeted in our comprehensive outreach effort have not yet responded); and

•	Examination of reports and analyses issued by and discussions with the principal proxy advisory services.

Our CFO, Director of Investor Relations and Associate General Counsel- Corporate and Transactional led the outreach to interested investors. We believe the stockholders appreciated the outreach and the dialogue that resulted, and generally expressed a high level of satisfaction with our pay-for-performance approach and overall disclosure, but also provided some meaningful recommendations for the Compensation Committee to consider. We intend to continue this dialogue with our major stockholders.

As a result of the Compensation Committee’s ongoing efforts to ensure strong alignment between executive pay and Company performance, and in response to the feedback that we received from our major stockholders, as well as feedback from our compensation consultants, the Compensation Committee made the following key changes and decisions with respect to our executive compensation program:

Negative Discretion Used in Determining 2015 Bonus Payout. We met the threshold goal for our 2015 financial performance goal. Nonetheless, the Compensation Committee exercised negative discretion in determining the bonus payout for the NEOs’ service in the 2015 calendar year except for with regard to Messrs. Drummond and Dodson. The Compensation Committee used positive discretion with regard to the individual portion of the cash bonus payments for both Messrs. Drummond and Dodson to recognize Mr. Drummond’s reorganizational and cost-cutting efforts and Mr. Dodson’s increased responsibilities in light of the Company’s current financial condition. The bonuses actually paid were well below the target bonus amount set for each NEO.

Participant	Bonus Paid	Target Bonus Amount
Richard J. Alario	$150,000	$1,081,250
Robert Drummond	$200,000	$562,500
J. Marshall Dodson	$125,000	$300,000
Jeffrey S. Skelly	$125,000	$280,000
Kim B. Clarke	$70,000	$288,120

•	No bonus was paid to Ms. Frye as she was no longer employed at the end of the 2015 calendar year.

•	No Payments Made with Respect to Performance Units. The second tranche of performance units granted in 2014 did not meet the performance expectation. As a result, no payments were made with respect to any outstanding performance units in 2015.

•	NEO Salary Reductions. Effective February 22, 2015, the Compensation Committee reduced the CEO’s base salary by 10%, and the NEOs’ base salaries by 7%, resulting in base salaries at the 28th market percentile of the prior peer group. Mr. Drummond’s base salary was reduced by 10% upon his start date to the effect that he was offered an annual base salary of $625,000 subject to a temporary 10% base salary reduction resulting in an annual base salary of $562,500 commencing June 22, 2015.

•	Negative Discretion Used in Determining Long Term Incentive Awards to NEOs in 2015. In 2015, the Compensation Committee used negative discretion in awarding long-term incentives to its NEOs by reducing the value of shares awarded from $8,659,824 in 2014 to $6,401,696 in 2015 resulting in a 26% drop in total long-term incentive award value from 2014.

•	Negative Discretion Used in Determining Long Term Incentive Awards to NEOs in 2016. In 2016, the Compensation Committee again used negative discretion in awarding long-term incentives to its NEOs by reducing the value of shares awarded from $6,401,696 in 2015 to $2,386,757 in 2016 resulting in a 63% drop in total long-term incentive award value from 2015.

•	Director Fee Reductions. Effective January 1, 2015, the Compensation Committee reduced the director’s base cash retainers by 10%.

•	Performance Awards. The Compensation Committee adopted new performance unit award terms, including lengthening the performance period from two independent one year periods to one three year period, and eliminating opportunities for payout when total shareholder return (“TSR”) performance is below a sixth placement amongst the peer group. In addition, the Committee revised the CEO’s long-term incentive awards to target 85% performance based, up from 50% performance based in 2014 and revised the NEOs’ long-term incentive awards to target 50% performance based, up from 20% in 2014.

•	Restricted Stock Awards. The Compensation Committee approved a form of restricted stock award agreement that provides for double trigger equity vesting after a change of control. Shares granted using this form of award agreement will supersede any single trigger change of control provisions in any existing employment agreement, including for our CEO.

•	Clawback Policy. In 2014, the Compensation Committee approved a clawback policy that requires the Board to review incentive compensation paid or awarded to the Company’s current and former executive officers in the event of a material misstatement of the Company’s financial results and to seek recoupment or forfeiture of any incentive-based compensation from executive officers who engaged in fraud or other misconduct that resulted in the restatement to the extent in excess of the amount that would have been paid or awarded to the officer under the Company’s restated financial statements.

More details regarding our 2015 performance and executive compensation can be found below. We encourage you to read this section in conjunction with the advisory (nonbinding) vote with respect to the compensation of our NEOs described below. See “Compensation of Executive Officers— Summary Compensation Table” and other related compensation tables and narrative disclosure in the “Compensation of Executive Officers” section below.

Compensation Philosophy

Our compensation strategy is to support the successful attainment of our vision, values and business objectives. The primary goals of our compensation program are to attract and retain the talent we need to successfully manage the company, reward exceptional organizational and individual performance improvements, and accomplish these objectives at a reasonable total cost in relation to performance and market conditions.

The following compensation objectives are considered in setting the compensation components for our senior executives:

•	Attracting and retaining key executives responsible not only for our continued growth and profitability, but also for ensuring proper corporate governance and carrying out the goals and plans of Key;

•	Motivating management to enhance long-term stockholder value and to align our executives’ interests with those of our stockholders;

•	Paying for performance by aligning a substantial portion of management’s compensation to measurable performance, including specific financial and operating goals;

•	Evaluating and rating performance relative to the existing market conditions during the measurement period; and

•	Setting compensation and incentive levels that reflect competitive market practices.

We want our executives to be motivated to achieve our short- and long-term goals, without sacrificing our financial and corporate integrity in trying to achieve those goals. While an executive’s overall compensation should be strongly influenced by the achievement of specific financial targets, we believe that an executive must be provided a degree of financial certainty and stability in his or her compensation. The design and operation of the compensation arrangements provide the executives with incentives to engage in business or other activities that would support the value of Key or its stockholders. One mechanism to achieve this arrangement is our stock ownership guidelines. See “Stock Ownership of Certain Beneficial Owners and Management—Stock Ownership Guidelines” above.

The principal components of our executive compensation program are base salary, cash incentive bonuses and long-term incentive awards in the form of equity, including performance-based equity. We blend these elements in order to formulate compensation packages that provide competitive pay, reward the achievement of financial, operational and strategic objectives on a short- and long-term basis, and align the interests of our executive officers and other senior personnel with those of our stockholders. We strive to hire and retain talented people who are compatible with our corporate culture, committed to our core values, and who want to make a contribution to our mission.

Elements of Compensation

The annual compensation program for our senior executives consists principally of the following components:

•	base salaries;

•	cash bonus incentive plan; and

•	long-term equity-based incentive compensation.

Base Salaries

We provide base salaries to compensate our senior executives and other employees for services performed during the fiscal year. This provides a level of financial certainty and stability in an industry with historical volatility and cyclicality. The base salaries are designed to reflect the experience, education, responsibilities and contribution of the individual executive officers. This form of compensation is eligible for annual merit increases, is initially established for each executive through individual negotiation, and is reflected in his or her employment agreement. Thereafter, salaries are reviewed annually, based on a number of factors, both quantitative, including detailed organizational and competitive analyses performed by an independent consultant engaged by the Compensation Committee, and qualitative, including the Compensation Committee’s perception of the executive’s experience, performance and contribution to our business objectives and corporate values. The base salaries are generally targeted to the 50th percentile for salaries as compared to our peers (all of whom are listed below).

No NEOs received a salary increase with respect to the 2015 year, as the Compensation Committee felt that current salaries were appropriately in line with our target salary levels. In fact, as a part of our cost reduction efforts in response to the industry downturn, in January 2015, our Compensation Committee approved a temporary pay reduction program. In accordance with this program, effective February 22, 2015, Mr. Alario’s salary was reduced by 10% and Mr. Dodson’s, Mr. Skelly’s, Ms. Clarke’s and Ms. Frye’s salaries were reduced by 7% each. Mr. Drummond’s salary was reduced by 10% effective on his date of hire, June 22, 2015. All other corporate office employees’ salaries or hours were also reduced by 5%. We intend for this pay reduction to be temporary and remain in effect until such time as economic conditions improve. In addition to these salary decreases, our non-employee directors’ cash retainer has been temporarily reduced by 10% effective January 1, 2015. See “Director Compensation” below for additional information regarding directors’ fees.

No increases were made to any NEO salary for 2016, except for Mr. Drummond upon his promotion to CEO. Effective March 5, 2016, Mr. Drummond’s base salary was increased from $625,000 (subject to the 10% decrease ($562,500)) to $750,000 (subject to the 10% decrease) resulting in a base annual salary of $675,000.

Name	2014 Base Salaries	2015 Original Base Salaries	2015 Reduced Base Salaries	% Decrease from Original	2016 Base Salaries
Richard J. Alario	$865,000	$865,000	$778,500	(10%)	$778,500
Robert Drummond	N/A	$625,000	$562,500	(10%)	$675,000
J. Marshall Dodson	$375,000	$375,000	$348,750	(7%)	$348,750
Jeffrey S. Skelly	$350.000	$350,000	$325,500	(7%)	$325,500
Kim B. Clarke	$360,150	$360,150	$334,939	(7%)	$334,939
Kimberly R. Frye	$345,000	$345,000	$320,850	(7%)	N/A

Cash Bonus Incentive Plan

The cash bonus incentive plan is designed to pay for performance and align the interests of our executives with stockholder interests. The cash bonus incentive plan provides variable cash compensation earned only when established performance goals are achieved. It is designed to reward the plan participants, including the NEOs, who have achieved certain corporate and executive performance objectives and have contributed to the achievement of certain objectives of Key. The cash bonus incentive plan is measured on an annual basis.

Under the cash compensation program, each executive has the opportunity to earn a cash incentive compensation bonus based on the achievement of pre-determined operating and financial performance measures and other performance objectives established by the Compensation Committee. Each performance measure and related performance objective is independent of the results of the other performance measures. The cash bonus incentive plan goals for 2015 were as follows:

Cash Bonus Incentive Plan Measurements

KVA	The financial target is based on Key Value Added or KVA. KVA is a performance measure designed to measure the cash returns in excess of the Company’s required return. KVA is equal to Gross Cash Earnings less a charge for capital employed. For the purposes of calculating KVA, we employ the following concepts:

•  Gross Cash Earnings is total revenue, less total operating expense (excluding depreciation and amortization) less taxes, adjusted for non-recurring charges as disclosed in public reporting documents.

•  Gross Operating Assets is a measure of capital employed into the business to generate the Gross Cash Earnings. Gross Operating Assets include net working capital (excluding cash), gross property, plant and equipment and other non-current tangible and intangible assets.

•  The annual required return is fixed at 12% (3% per quarter). The capital charge is defined as Gross Operating Assets times the required return and is calculated quarterly based on the ending balance. The full year’s capital charge is the sum of the four quarters.

The corporate KVA improvement goals (which is the change in KVA) for the cash bonus incentive plan for the NEOs in 2015 was as follows:

Threshold	Target	Maximum
KVA -$84.9 million	KVA Flat	KVA +$84.9million

Management is required to increase Gross Cash Earnings by enough to cover the incremental capital charge on all investments that grow the Gross Operating Assets of the Company to earn a target bonus and relates to a KVA improvement of zero, or KVA Flat. Threshold and maximum are based on the bonus sensitivity calculated from the Company’s historic KVA volatility, which is 5% of our prior year’s gross operating assets.

Safety	This goal represents the improvement required, or desired result, in the Occupational Safety and Health Administration, or OSHA, total recordable incident rate. OSHA total recordable incident rates are determined by measuring the number of injury incidents involving our employees against the number of exposure hours worked. Incidents that are considered recordable include injuries resulting in a fatality, an employee missing work, an employee having to switch to “light” duty or restricted work or an employee requiring medical treatment. The target safety goal for 2015 was a corporate-wide total recordable incident rate of 1.60. There was not threshold or maximum for the safety goal. It should be noted that Mr. Skelly is the only NEO with a Safety goal.

Additional Individual Objectives	Individual performance goals are based on individual objectives for each NEO specific to his or her area of expertise and oversight that are consistent with strategic plan objectives, such as the implementation of a new corporate-wide initiative, system or policy. The Compensation Committee sets, to the extent it deems appropriate, the individual objectives for the CEO. The individual objectives for all other NEOs are set by the CEO.

The Compensation Committee reviews all performance goals at the beginning of the period and authorizes payment following the end of the period. Under our incentive compensation program, the Compensation Committee has discretion to adjust targets, as well as individual awards, either positively or negatively.

Long-Term Equity-Based Incentive Compensation

The purpose of our long-term incentive compensation is to align the interests of our executives with those of our stockholders and to retain our executives and employees over the long term. We want our executives to be focused on increasing stockholder value. In order to encourage and establish this focus on stockholder value, during the first half of 2014, we used the Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan (the “2007 Plan”), the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan (the “2009 Plan”) and the Key Energy Services, Inc. 2012 Equity and

Cash Incentive Plan (the “2012 Plan”, and together with the 2007 Plan and the 2009 Plan, the “Prior Plans”) as long-term vehicles to accomplish this goal. At the annual meeting on May 14, 2014, our stockholders approved the Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan, which we refer to as the “2014 Plan.”

The 2014 Plan was established as a successor to the Company’s Prior Plans. The Prior Plans were merged with and into the 2014 Plan effective as of May 14, 2014 (the “Effective Date”), and no additional grants were made under the Prior Plans. Outstanding awards under the Prior Plans shall continue in effect according to their terms as in effect before the merger of the Prior Plans into the 2014 Plan (subject to such amendments as the Compensation Committee deems appropriate, consistent with the Prior Plans, as applicable), and the shares with respect to outstanding grants under the Prior Plans shall be issued or transferred under the 2014 Plan. Shares that remained available under the Prior Plans were cancelled as of the Effective Date and were not rolled over into the 2014 Plan’s share reserve.

To promote our long-term objectives, equity awards have been made under the Prior Plans and continue to be made under the 2014 Plan to directors, executive officers and other employees who are in a position to make a significant contribution to our long-term success. The terms of the Prior Plans and the 2014 Plan are similar, and each provides that the Compensation Committee has the authority to grant participants different types of equity awards, including non-qualified and incentive stock options, common stock, restricted stock, restricted stock units, performance compensation awards and stock appreciation rights (or “SARs”). Because equity awards may vest and grow in value over time, this component of our compensation plan is designed to provide incentives to reward performance over a sustained period. Since adoption of the respective Equity Plans, only stock options and restricted stock have been granted under the 2007 Plan, and only restricted stock, restricted stock units and performance units have been granted under the 2009 Plan, the 2012 Plan and the 2014 Plans. Certain NEOs have outstanding SARs from the 1997 Incentive Plan which is no longer in effect.

Our practice is to grant to our NEOs restricted stock and performance units on an annual basis at regularly scheduled Compensation Committee meetings. This meeting typically occurs at the end of January, a few weeks before we release our annual earnings results. We schedule the dates of these meetings approximately two years in advance. We grant restricted stock and performance units to employees, including our NEOs at each January Compensation Committee meeting. We may also grant restricted stock to NEOs at other Compensation Committee meetings in connection with an employee’s initial hire, promotion and other events.

The following types of awards were available for grant under the Prior Plans and the 2014 Plan, and were granted to the NEOs in 2015:

Restricted Stock. Restricted stock awards represent awards of actual shares of our common stock that include vesting provisions which are contingent upon continued employment. Under the terms of the 2014 Plan, all restricted stock grants are subject to a minimum 3-year vesting period.

We believe that awards of restricted stock provide a significant incentive for executives to achieve and maintain high levels of performance over multi-year periods, and strengthen the connection between executive and stockholder interests. We believe that restricted shares are a powerful tool for helping us retain executive talent. The higher value of a share of restricted stock in comparison to a stock option allows us to issue fewer total shares in order to arrive at a competitive total long-term incentive award value. Furthermore, we believe that the use of restricted stock reflects competitive practice among other oilfield service companies with whom we compete for executive talent.

Performance Units. Performance units provide a cash incentive award, the unit value of which is determined with reference to the value of our common stock. Performance units granted prior to January 1, 2015, were measured based on two performance periods. One half of the performance units are measured based on a performance period consisting of the first year after the grant date, and the other half are measured based on a performance period consisting of the second year after the grant date. At the end of each performance period, subject to review and certification of results by our Compensation Committee, performance units subject to that performance period vest based on the relative placement of Key’s total stockholder return within a peer group of companies. No payouts were made in connection with performance units granted in 2014.

Performance units granted after January 1, 2015 are measured based on one three-year performance period. At the end of the performance period, subject to review and certification of results by our Compensation Committee, performance units subject to that performance period vest based on the relative placement. Performance units that are reflected in the 2015 compensation tables following this Compensation Discussion and Analysis will have this three-year vesting schedule.

Total stockholder return is calculated with respect to each performance period, for Key and each other company in the peer group, based on the change in (i) the average closing price of common stock for the 30 trading days immediately preceding the grant date and (ii) the average closing price of common stock for the last 30 trading days before the end of the applicable performance period (adding to such amount, if any, dividends paid per share by any of the companies during the applicable performance period).

The 2015 peer group for the performance units consists of the group of eleven companies used for comparative market data analyses in connection with setting compensation levels, which is listed and discussed below under the heading “The Role of Compensation Consultants.” The peer group was adjusted for the 2015 performance unit grants to more closely represent the size of the Company. For both the 2014 grant of performance units and the 2015 grant of performance units, on the date of grant, the Compensation Committee determined that if an existing member of the peer group ceases to exist during a performance period, then Bristow Group Inc. will be used as a replacement company.

For performance units granted after January 1, 2015, the number of performance units that may be earned by a participant is determined at the end of the performance period based on the relative placement of Key’s total stockholder return for that period within the peer group, as follows:

Company Placement In Proxy Peer Group for the Performance Period	Performance Units Earned as a Percentage of Target
First	200%
Second	180%
Third	160%
Fourth	140%
Fifth	120%
Sixth	100%
Seventh	0%
Eighth	0%
Ninth	0%
Tenth	0%
Eleventh	0%
Twelfth	0%

If any performance units are earned based on the above criteria for a performance period, then the participant will be paid, within 60 days following the end of the applicable performance period, a cash amount equal to the number of units earned multiplied by the closing price of our common stock on the last trading day of that performance period (subject to the participant’s continuing employment through the payment date, except that payment will still be made in the case of the participant’s death or disability following the end of the performance period but prior to the payment date).

We believe that awards of performance units provide a significant incentive for senior executives to remain employed and to achieve and maintain high levels of performance over multi-year periods, and strengthen the connection between executive and stockholder interests.

2015 Compensation Results and Decisions

Cash Bonus Plan Results for the Year Ended December 31, 2015

For 2015, the Compensation Committee gave greater weight to the financial performance metric to further align management with the shareholders. For 2015, each NEO had a bonus opportunity as a percentage of base salary for each performance measure. The bonus opportunity for each of the NEOs as a percentage of salary was as follows:

Participant	Minimum Payout	Target Payout	Maximum Payout
Richard J. Alario	0%	125%	250%
Robert Drummond	0%	90%	180%
J. Marshall Dodson	0%	80%	160%
Jeffrey S. Skelly	0%	80%	160%
Kim B. Clarke	0%	80%	160%
Kimberly R. Frye	0%	80%	160%

Specifically, if the NEO met his or her performance target, then the calculation was as follows:

Base Salary	X	Target Bonus Opportunity	X	Performance Metric Weighting	+/-	Committee Discretion for Performance Adjustments	=	Actual Bonus Earned

The performance metrics for the NEOs for 2015 were KVA (75%), and Individual Performance Targets (25%), with the exception of Mr. Skelly whose targets were KVA (50%), Safety (25%) and Individual Performance (25%), the results of which were as follows:

Key Value Added. For 2015, the Company met the threshold with its goal of Key Value Added, or KVA. The bonus earned above or below KVA target is determined by the bonus sensitivity as a percentage of the prior year ending balance of gross operating assets. KVA target is determined for a bonus year to be equal to the Company’s prior year KVA performance. If the Company maintains the prior year KVA performance, it will result in a one times target payout. Year-over-year improvements in KVA will result in increases to the payout up to a maximum of two times the target payout and year-over-year declines in KVA performance will result in decreases to the down to a minimum of zero. For 2015, the Compensation Committee kept the same bonus maximum payout but adjusted the threshold amount. The effect was to increase the threshold to qualify for a bonus payment by increasing the threshold bonus opportunity by half of the maximum bonus opportunity. For 2015, the maximum bonus opportunity was determined by taking 5% of 2014 year end Gross Operating Assets and the threshold bonus opportunity was determined by taking 2.5% of 2014 year-end Gross Operating Assets. The corporate KVA improvement (which is the change in KVA) for 2015 was ($73.1) million, which met the threshold, but only reached 14% of target payment. Other than for Mr. Skelly, the KVA portion of the bonus payment for the NEOs was determined for the Company as a whole.

Safety. The Company achieved its 2015 Safety Target of a TRIR of 1.6 with an actual TRIR of 1.47 which qualified for payment under the cash bonus incentive plan.

Individual Performance Targets. The NEOs had the opportunity to achieve payment for his or her respective individual performance targets, which would be determined after the end of the 2015 calendar year by the CEO for the NEOs and by the Compensation Committee for the CEO. The cash bonus payments for the individual component of the cash bonus is discretionary.

Based on these results, the bonus opportunities with respect to each performance metric and the payments earned by each NEO in 2015 under the cash bonus incentive plan were as follows:

2015 Bonus Paid

Richard J. Alario

Performance Measure	Base Salary	Weighting	Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid
KVA	$865,000	75%	$810,938	$1,621,875	$113,531
Safety	$865,000	0%	$0	$0	$0
Individual	$865,000	25%	$270,313	$540,625	$36,469

Total Bonus			$1,081,250	$2,162,500	$150,000

Robert Drummond

Performance Measure	Base Salary	Weighting	Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid
KVA	$625,000	75%	$421,875	$843,750	$59,063
Safety	$625,000	0%	$0	$0	$0
Individual	$625,000	25%	$140,625	$281,250	$140,937

Total Bonus			$562,500	$1,125,000	$200,000

J. Marshall Dodson

Performance Measure	Base Salary	Weighting	Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid
KVA	$375,000	75%	$225,000	$450,000	$31,500
Safety	$375,000	0%	$0	$0	$0
Individual	$375,000	25%	$75,000	$150,000	$93,500

Total Bonus			$300,000	$600,000	$125,000

Jeffrey S. Skelly

Performance Measure	Base Salary	Weighting	Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid
KVA	$350,000	50%	$140,000	$280,000	$0
Safety	$350,000	25%	$70,000	$140,000	$70,000
Individual	$350,000	25%	$70,000	$140,000	$55,000

Total Bonus			$280,000	$560,000	$125,000

Kim B. Clarke

Performance Measure	Base Salary	Weighting	Target Bonus Opportunity	Maximum Bonus Opportunity	Actual Bonus Paid
KVA	$360,150	75%	$216,090	$432,180	$30,253
Safety	$360,150	0%	$0	$0	$0
Individual	$360,150	25%	$72,030	$144,060	$39,747

Total Bonus			$288,120	$576,240	$70,000

Mr. Skelly did not receive any bonus payment in connection with the KVA portion of his cash bonus payment as Mr. Skelly’s KVA portion was measured based on KVA for the Company’s Rigs Line of Business instead of the Company as a whole and Rigs did not meet the threshold for KVA payment. Ms. Frye was not paid a bonus for 2015 as she was no longer employed at the end of the 2015 calendar year.

Annual Long-Term Equity-Based Incentive Grant

For 2015, the Compensation Committee originally approved grants using the following long-term incentive plan multipliers targeting long-term incentives at the market 50th percentile recommended by its compensation consultant and provided for an allocation of long-term incentive compensation consisting of restricted stock and performance units as follows:

	LTI Multiplier (to base salary)	LTI Multiplier Actually Received	2015
Participant			% of Performance Units	% of Restricted Stock
Richard J. Alario	450%	265%	85%	15%
J. Marshall Dodson	325%	162.5%	50%	50%
Jeffrey S. Skelly	325%	162.5%	50%	50%
Kim B. Clarke	275%	137.5%	50%	50%
Kimberly R. Frye	250%	125%	50%	50%

The program ties executive compensation to the Company’s long-term financial performance, with a significant portion that is deferred and at-risk, and is designed to create appropriate incentives for employees to maximize long-term stockholder value, discourage excessive risk taking and promote retention. As noted in the table above, for 2015 due to the Company’s low stock price, the Compensation Committee used negative discretion and significantly reduced the equity-based incentive grant value for each of the NEOs.

2015Annual Grant

Restricted Shares

The following table sets forth the number of restricted shares granted on January 30, 2015 to our NEOs determined using the long-term incentive plan multipliers. The number of restricted shares granted was based on the then existing stock price at or about the time of grant and the multiple of base salary recommended by the compensation consultant.

	2015
Participant	Restricted Shares Granted	Grant Value (based on $1.68 stock price)
Dick Alario	250,000	$420,000
J. Marshall Dodson	217,634	$365,625
Jeffrey S. Skelly	93,750	$157,500
Kim B. Clarke	176,859	$297,123
Kimberly R. Frye	154,018	$258,750

Performance Units

The following table sets forth the number of restricted shares granted on January 30, 2015 to our NEOs determined using the long-term incentive plan multipliers and the performance unit allocations. The number of performance units granted was based on the then existing stock price at or about the time of grant and the multiple of base salary recommended by the compensation consultant. The performance units granted in 2015 were measured based on a performance period of January 1, 2015 to December 31, 2017.

	2015
Participant	Performance Units Granted	Grant Value (based on $1.68 stock price)
Richard J. Alario	1,390,178	$2,335,499
J. Marshall Dodson	217,634	$365,625
Jeffrey S. Skelly	93,750	$157,500
Kim B. Clarke	176,859	$297,123
Kimberly R. Frye	154,018	$258,750

Mr. Drummond was not employed with the Company at the time of the 2015 Annual Grant and so did not receive an annual grant. However, Mr. Drummond received a grant of 1,162,791 restricted shares on June 22, 2015 in connection with his hire as the Company’s President and Chief Operating Officer. Mr. Skelly was awarded an additional 10,000 restricted shares on September 15, 2015 in connection with his taking on of additional operational responsibilities. For additional information about equity grants awarded in 2015, see “Compensation of Executive Officers— Summary Compensation Table” and “—2014 Grants of Plan-Based Awards.”

2016 Annual Grant

In 2016, at its January meeting, the Compensation Committee, after discussion with its compensation consultant, determined (i) not to award performance units in 2016, (ii) award cash retention bonuses to a small group of critical employees, with such award to be payable in the first regularly scheduled pay period after July 1, 2017 and may be settled in cash or shares of the Company’s common stock, at the Company’s discretion, and (iii) only award shares of restricted stock to the same group of critical employees. These determinations were made in light of the following concerns:

•	industry downturn with low visibility into 2016;

•	significant decrease in share price due to macro-economic factors affecting the entire energy industry;

•	corresponding low availability of shares authorized for issuance under the 2014 Plan;

•	inability to request additional shares under the 2014 Plan until the 2016 annual meeting of shareholders;

•	need to retain key employees critical to running the functional and operational aspects of the business going forward.

Both the grant of restricted stock and the cash retention awards were made to the same small group of employees. The retention awards were made in connection with the restricted stock awards because of the low stock price at the time of grant and the corresponding reduced number of shares available under the 2014 Plan necessary to achieve the LTI multipliers. On January, 28, 2016, the Compensation Committee approved the following restricted stock awards and cash retention awards for Messrs Drummond, Dodson and Skelly (the only NEOs that are currently considered to be executive officers in 2016):

2016 Long-term Incentive Awards

In 2016, the Compensation Committee worked with it’s compensation consultant to assess a number of competing factors to determine the most effective long-term incentive award for the NEOs, including: market conditions, the Company’s share price, the number of shares available to award, retention concerns, and share ownership levels. As a result, the Compensation Committee decided to significantly lower the long-term incentive award level from 2015 with an aggregrate decrease of 63% from 2015 award levels for the NEOs. Additionally, the Compensation Committee utilized a combination of restricted shares and cash. The total long-term incentive value for the 2016 known NEOs is as follows:

Participant	Total Long-term Incentive Award Value ($)	Shares of Restricted Stock included within the Total Long-term Incentive Award (#)
Robert Drummond	$1,145,167	1,458,333
J. Marshall Dodson	$626,110	773,500
Jeffrey S. Skelly	$240,480	348,000

2016 Cash Bonus Incentive Plan

Our executive compensation program is designed to support and reinforce our mission and each of our strategic objectives while at the same time aligning the interests of our management with those of our stockholders. The Committee approved a performance based cash bonus plan for 2016, the 2016 Management Incentive Plan (the “MIP”), pursuant to which all eligible Company employees, including NEOs, will be eligible to receive a cash bonus. Under the MIP, eligible employees, including each of the NEOs, may receive cash bonuses upon the achievement of certain performance criteria in the event that they are still employed by the Company at the time of any payout to be made in 2017.

The amount of bonuses paid under the MIP will be determined by the Committee after evaluating (i) Company financial performance metrics, (ii) relative peer performance metrics, (iii) safety metrics and (iv) overall performance metrics, including corporate and individual goals. Performance criteria and individual goals and the weighting of both may differ for each participant depending on whether they are considered to be an operational or non-operational participant. In light of severely reduced industry visibility the Compensation Committee determined to measure the MIP in two six month periods: (a) January 1, 2016 through June 30, 2016 and (b) July 1, 2016 through December 31, 2016. Each period will have a 50% weighting and any resulting payout will occur after the 2016 calendar year-end. The Committee will focus on cash management in 2016 and will use discretion in considering the resulting bonus payout.

For 2016, each performance measure for each NEO under the cash bonus incentive plan is weighted as follows:

Participant	KVA	Individual Performance	Relative Peer Performance	Safety
Robert Drummond	40%	25%	35%	0%
J. Marshall Dodson	40%	25%	35%	0%
Jeffrey S. Skelly	40%	10%	30%	20%

While safety remains a core value, the Compensation Committee believes that it is engrained in the Company culture and that individual goals should reflect the continued safety focus by those NEOs who can directly affect safety performance.

For 2016, the Compensation Committee kept the bonus opportunity as a percentage of base salary for each performance measure for the NEOs as follows:

Participant	Minimum Payout	Target Payout	Maximum Payout
Robert Drummond	0%	90%	180%
J. Marshall Dodson	0%	80%	160%
Jeffrey S. Skelly	0%	80%	160%

Specifically, if the NEO meets his or her performance target, then the calculation will be as follows:

Base Salary	X	Target Bonus Opportunity	X	Performance Metric Weighting	+/-	Committee Discretion for Performance Adjustments	=	Actual Bonus Earned

The 2016 performance metrics for the NEOs are KVA (40%), Relative Peer Performance (35%) and Individual Performance Targets (25%), with the exception of Mr. Skelly whose targets are KVA (40%), Relative Peer Performance (30%), Safety (20%) and Individual Performance (10%), the specific targets of which are as follows:

Key Value Added. For The KVA portion of the bonus payment for the NEOs will be determined for the Company as a whole. For 2016, the corporate KVA improvement goals (which is the change in KVA) for the cash bonus incentive plan for the NEOs is as follows:

Threshold	Target	Maximum
KVA -$122.1 million	KVA Flat	KVA +$122.1 million

Relative Peer Performance. At a Company level, we will compare our change in normalized operating income against that of Basic Energy Services, Inc. and C&J Energy Services, Inc. to determine whether or not we rank first, second or third in this category. In the event the Company ranks first, the payout for this category will be 100%. In the event the Company ranks second, the payout for this category will be 50%. In the event the Company ranks third, there will be no payout for this category.

Safety. The Company’s 2016 Safety Target of a TRIR of 1.4.

Individual Performance Targets. The NEOs have the opportunity to achieve payment for his or her respective individual performance targets, which will be determined after the end of the 2016 calendar year by the CEO for the NEOs and by the Compensation Committee for the CEO. The cash bonus payments for the individual component of the cash bonus are discretionary.

Oversight of Executive Compensation Program

As described above under “Corporate Governance—Board Committees—Compensation Committee,” the Compensation Committee of our Board is responsible for establishing, implementing and continually monitoring adherence with our compensation philosophy. The Compensation Committee has the sole authority to engage independent compensation consultants, who report directly to the committee, to advise and consult on compensation issues.

Role of Executives in Establishing Compensation

The Compensation Committee makes the final determination of all compensation paid to our NEOs and is involved in all compensation decisions affecting our CEO. When making compensation decisions for individual executive officers, the committee considers many factors, including:

•	the individual’s role and responsibilities, performance, tenure, and experience;

•	our overall performance;

•	individual compensation as compared to our peers;

•	the individual’s historical compensation, equity holdings, realized gains on past equity grants; and

•	comparisons to other executive officers of our Company.

The Compensation Committee evaluates the performance of the chief executive officer and considers the evaluations of the other NEOs on an annual basis following the close of each fiscal year. Although these performance evaluations are most closely connected to the qualitative portion of the officer’s annual incentive award, the committee considers individual performance in evaluating the appropriateness of the officer’s base salary specifically and the compensation package as a whole. However, management also plays a role in the determination of executive compensation levels. The key members of management involved in the compensation process are the chief executive officer and the chief administrative officer. Management proposes certain corporate safety and individual executive performance objectives based on the following year’s business plan, which is approved by the Board each year. Management also participates in the discussion of peer companies to be used to benchmark NEO compensation, and recommends the overall funding level for cash bonuses and equity incentive awards. All management recommendations are reviewed by its compensation consultant, modified as necessary by the Compensation Committee, and approved by the Compensation Committee. The Compensation Committee meets regularly in executive session without management present.

The Role of our Compensation Consultant

The Compensation Committee has sole authority over the selection, use, and retention of any compensation consultant or any other experts engaged to assist the committee in discharging its responsibilities. In November 2014, the Compensation Committee engaged Longnecker & Associates to assist with its overall compensation review and decision- making. Longnecker conducted an independent, comprehensive, broad-based analysis of our executive compensation program, and the Compensation Committee used this analysis as one of several reference points in making decisions regarding 2015 compensation. Longnecker’s objectives were to:

•	Review the total direct compensation (base salary, annual incentives, and long-term incentives) for the NEOs;

•	Assess the competitiveness of executive compensation, based on revenue size, asset size, enterprise value and market capitalization, as compared to the peer group and published survey companies in the energy services industry; and

•	Provide conclusions and recommended considerations for total direct compensation.

Longnecker performed services solely on behalf of the Compensation Committee. In accordance with the rules and regulations of the SEC and the NYSE, the Compensation Committee assessed the independence of Longnecker and concluded that no conflicts of interest exist that would prevent Longnecker from providing independent and objective advice.

Longnecker also provides guidance on industry best practices. This information assists us in developing and implementing compensation programs generally competitive with those of other companies in our industry and other companies with which we generally compete for executive talent. The Compensation Committee reviews salary ranges for all senior executive positions annually.

Longnecker also tailored its recommendations to (i) balance external market data, (ii) reflect our internal environment to ensure fiscal responsibility, and (iii) address potential retention concerns. Specifically, Longnecker evaluated the total direct compensation of the senior executives, assessed the competitiveness of our executive compensation and analyzed other factors such as cost of management, pay versus total stockholder return performance, mix of pay, peer annual incentive targets and mix of peer long-term incentive awards.

The companies used for the executive compensation comparisons in 2015 included the following:

Basic Energy Services, Inc.	Patterson-UTI Energy, Inc.
C & J Energy Services, Inc.*	Pioneer Energy Services Corp.*
Exterran Holdings, Inc.	RPC, Inc.
Helix Energy Solutions Group, Inc.	Seventy-Seven Energy Inc.*
Oceaneering International, Inc.	Superior Energy Services, Inc.

On November 3rd, 2015, Exterran Holdings, Inc. ceased to exist. As noted above, if an existing member of the peer group ceases to exist during a performance period for the specified performance units, then Bristow Group Inc. will be used as a replacement company. Solely for purposes of evaluating payout relating to the performance units granted in 2014 and 2015, the Compensation Committee substituted Bristow Group, Inc. The Compensation Committee has not otherwise replaced Exterran Holdings, Inc. for 2016.

In 2014, the Compensation Committee again engaged Longnecker & Associates to assist with its overall compensation review and decision-making for the 2015 calendar year. Longnecker conducted an independent, comprehensive, broad-based analysis of our executive compensation program, and the Compensation Committee used this analysis as one of several reference points in making decisions regarding 2015 compensation. Longnecker performed services solely on behalf of the Compensation Committee. In accordance with the rules and regulations of the SEC and the NYSE, the Compensation Committee assessed the independence of Longnecker and concluded that no conflicts of interest exist that would prevent Longnecker from providing independent and objective advice.

Longnecker also reviewed survey data as a reference point to compare the compensation of our executives to those of a broad range of companies. The following published surveys utilized by Longnecker were:

•	Economic Research Institute, 2014 ERI Executive Compensation Assessor;

•	Mercer, Inc., 2014US General Benchmark Survey;

•	Towers Watson 2013/2014 Top Management Compensation;

•	Kenexa, 2014 Compensation Survey;

•	Longnecker & Associates, 2013 Long-Term Incentive Survey; and

•	WorldatWork, 2014/2015 Total Salary Increase Budget Survey.

Based on its review of the compensation program in 2014, Longnecker recommended to the Compensation Committee that we consider the following compensation practices for 2015:

•	maintain the practice of aligning targeted total cash opportunity between market median and the 75th percentile but paying above market only when performance warrants;

•	maintain the use of restricted stock and performance units for the senior executive team to continue alignment of executive and stockholder interests with 85% of the CEO’s long-term incentive award vesting only when relative stock price performance is above predetermined peer performance and 50% of Mr. Dodson and Mses. Clarke and Frye’s long-term equity incentive award vesting only when relative stock price performance is above predetermined peer performance;

•	continue aligning base salaries of the executive team at or just above the market midpoint;

•	consider no base salary increases;

•	consider targeting long-term incentives at the market 50th percentile;

•	consider revising the two year ratable vesting criteria for performance-based equity awards to a three year cliff;

•	maintain a ratable vesting schedule for the restricted stock awards; and

•	consider targeting the CEO and other key executives between the market 50th and 75th percentile for total direct compensation in light of hyper-competitive market for talent in the energy industry.

In 2015, the Compensation Committee again engaged Longnecker & Associates to assist with its overall compensation review and decision-making for the 2016 calendar year. Longnecker conducted an independent, comprehensive, broad-based analysis of our executive compensation program, and the Compensation Committee used this analysis as one of several reference points in making decisions regarding 2016 compensation. Longnecker performed services solely on behalf of the Compensation Committee. In accordance with the rules and regulations of the SEC and the NYSE, the Compensation Committee assessed the independence of Longnecker and concluded that no conflicts of interest exist that would prevent Longnecker from providing independent and objective advice.

Longnecker also reviewed survey data as a reference point to compare the compensation of our executives to those of a broad range of companies. The following published surveys utilized by Longnecker were:

•	Economic Research Institute, 2015 ERI Executive Compensation Assessor;

•	Mercer, Inc., 2015 US General Benchmark Survey;

•	Towers Watson 2014/2015 Top Management Compensation;

•	Kenexa, 2015 Compensation Survey;

•	Longnecker & Associates, 2015 Long-Term Incentive Survey; and

•	WorldatWork, 2015/2016 Total Salary Increase Budget Survey.

Based on its review of the compensation program in 2015, Longnecker recommended to the Compensation Committee that we consider the following compensation practices for 2016:

•	maintain the practice of aligning targeted total cash opportunity at the median, but paying above market only when performance warrants;

•	maintain the use of restricted stock and performance units for the senior executive team to continue alignment of executive and stockholder interests with 85% of the CEO’s long-term incentive award vesting only when relative stock price performance is above predetermined peer performance and 50% of Mr. Dodson and Mses. Clarke and Frye’s long-term equity incentive award vesting only when relative stock price performance is above predetermined peer performance;

•	consider no base salary increases;

•	assess the market 50th percentile for long-term incentive awards, but give consideration to the total shareholder return, share usage and retention concerns.

As a result of discussions with its compensation consultant, and in light of the macro-economic conditions affecting the industry and the need to retain employees critical to the operations of the Company, the Compensation Committee deviated from its prior practice and elected not to grant performance units in 2016 and elected to utilize a combination of restricted shares and cash for its 2016 long-term incentive award.

Third parties other than Longnecker provide advice and consulting services related to all other non-executive compensation.

Executive Compensation Risk Assessment

We do not believe that our compensation policies and practices encourage excessive or unnecessary risk-taking. In fact, we believe that our program is designed with an appropriate balance of annual and long-term incentives. Factors considered in this analysis include the following:

•	performance incentives with both financial and operational metrics that are not completely based on arithmetic formulas, but also incorporate the exercise of negative and positive discretion and judgment;

•	long-term incentives that are principally based on the retention and motivation of employees through a combination of long-term incentive vehicles;

•	use of different equity performance measures, including performance-based units, mitigating risk that our executive officers will take actions that are detrimental to or not in the best interest of our stockholders;

•	regularly benchmarking our current compensation practices, policies and pay levels with our peer group;

•	aligning with the market mid-point for targeted total direct compensation, such that management interests are aligned with stockholder interests while rewarding for exceptional performance in comparison with its peer group;

•	capping the maximum amounts that may be earned under our incentive compensation plans;

•	granting equity awards annually, with appropriate vesting periods, that encourage consistent behavior and reward long-term, sustained performance; and

•	ensuring that our executive compensation programs are overseen by a committee of independent directors, who are advised by an external compensation consultant.

Other Components of Total Compensation

The total compensation program for our senior executives also consists of the following components:

•	retirement, health and welfare benefits;

•	perquisites;

•	discretionary bonuses; and

•	certain post-termination payments.

Retirement, Health and Welfare Benefits

We offer a 401(k) savings plan and health and welfare programs to all eligible employees. Under the terms of their employment agreements, the NEOs are eligible for the same broad-based benefit programs on the same basis as the rest of our employees. Our health and welfare programs include medical, pharmacy, dental, vision, life insurance and accidental death and short-term and long-term disability. For additional information about employment agreements, see “Compensation of Executive Officers—Employment Agreements” below.

Under the 401(k) plan, eligible employees may elect to contribute up to 100% of their eligible compensation on a pre-tax basis in accordance with the limitations imposed under the Internal Revenue Code of 1986, as amended, and the regulations promulgated there under (collectively, the “Code”). For a portion of 2015, we also matched 100% of each employee’s deferrals up to 4% of the individual’s eligible salary, subject to a cap of $265,000. Therefore, even if an employee earned more than $265,000 in eligible salary, our matching contribution could not exceed $10,600. Effective as of September 1, 2015, we suspended the matching contribution under our 401(k) plan.

The cash amounts contributed under the 401(k) plan are held in a trust and invested among various investment funds in accordance with the directions of each participant. For the year ended December 31, 2015, we made employer matching contributions to the 401(k) plan in the amount of $5,503,577 for all eligible employees. The amounts we contributed for the NEOs may be found in the “Summary Compensation Table” below.

Perquisites

We provide our NEOs with the opportunity to participate in our other employee benefit programs and to receive certain perquisites that we believe are reasonable and consistent with the practices of our peer group. In addition to the compensation described above, under the terms of his employment agreement, the CEO may also be reimbursed for personal financial advisory counseling, accounting and related services, legal advisory or attorneys’ fees and income tax preparation and tax audit services. Additional perquisites paid for the CEO include automobile allowances, plus reimbursement for reasonable insurance and maintenance expenses, and club memberships. With respect to certain NEOs, we pay all covered out-of-pocket medical and dental expenses not otherwise covered by insurance. The NEOs receive these reimbursements under the terms of, and subject to the limitations set forth in, our Executive Health Reimbursement Plan. These programs are intended to promote the health and financial security of our employees. The programs are provided at competitive market levels to attract, retain and reward superior employees for key positions. Perquisites did not constitute a material portion of the compensation to the NEOs for 2015. Our costs associated with providing these benefits for NEOs in 2015 are reflected under “Compensation of Executive Officers—Perquisites” and “—Employment Agreements” below.

Severance Payments/Change of Control

We have determined that it is appropriate to formally document the employment relationships that we have with certain executive officers of the Company, and we have entered into employment agreements with each of our NEOs that offer severance payments and other benefits following termination of the applicable executive officer’s employment under various scenarios, as described below. The Company believes that offering severance benefits is beneficial in attracting and retaining key executive officers, encourages the retention of such executive officers during the pendency of a potential change of control transaction or other organizational changes within the Company and protects the Company’s interest. Each such agreement contains a confidentiality covenant, requiring the applicable officer to not disclose confidential information at any time, as well as noncompetition and nonsolicitation covenants, which prevent the executive from competing during employment and for a prescribed period after the officer’s employment terminates. We believe the terms and benefits offered pursuant to these employment agreements are provided at competitive market levels and allow us to attract, retain and reward superior employees for key positions.

We have employment agreements in place with each of the NEOs providing for severance compensation for a period of up to three years if the executive’s employment is terminated for a variety of reasons, including a change of control of Key. We have provided more information about these benefits, along with estimates of the value under various circumstances, under the heading “Compensation of Executive Officers—Payments upon Termination or Change of Control” below.

Our practice has been to structure change of control benefits as “double trigger” benefits. In other words, the change of control does not itself trigger benefits. Rather, benefits are paid only if the employment of the executive is terminated during a specified period after a change of control. We believe a “double trigger” benefit maximizes stockholder value because it prevents an unintended windfall to executives in the event of a friendly change of control, while still providing appropriate incentives to cooperate in negotiating any change of control. In addition, these agreements avoid distractions involving executive management that arise when the Board is considering possible strategic transactions involving a change of control, and assure continuity of executive management and objective input to the Board when it is considering any strategic transaction. For additional information concerning our change of control agreements, see “Compensation of Executive Officers—Payments upon Termination or Change of Control” below.

Each of the executive officers is subject to noncompete and non-solicitation provisions pursuant to the terms of their employment agreements. See below under “Compensation of Executive Officers—Employment Agreements” for additional information about the NEOs’ employment agreements.

In 2015, both Mr. Alario and Ms. Clarke entered into transition-related agreements that supplemented and in some instances superceded their respective employment agreements. See below under “Compensation of Executive Officers—Employment Agreements” and “Compensation of Executive Officers—Payments upon Termination or Change of Control” for additional information about the NEOs’ employment agreements.

Regulatory Considerations

The tax and accounting consequences of utilizing various forms of compensation are considered by the Compensation Committee when adopting new or modifying existing compensation.

Under Section 162(m) of the Code, publicly held corporations may not take a tax deduction for compensation in excess of $1 million paid to our chief executive officer, and our three most highly compensated executive officers other than our chief financial officer during any fiscal year. There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. To maintain flexibility in compensating executives in a manner designed to promote varying corporate goals, the Compensation Committee has not adopted a policy requiring all compensation to be deductible under Section 162(m). However, the Compensation Committee considers deductibility under Section 162(m) with respect to compensation arrangements for executives. The Compensation Committee cannot guarantee that future executive compensation will be fully deductible under Section 162(m). All compensation paid during calendar year 2015 was qualified under Section 162(m).

Accounting for Equity-Based Compensation

We account for equity-based compensation in accordance with the requirements of FASB ASC Topic 718, “Stock Compensation.”

Stock Ownership Guidelines

We believe that the ownership of our stock by our executive officers and directors aligns their interests with those of our stockholders. Accordingly, the Board adopted stock ownership guidelines in August 2011, as amended in August 2012 and August 2015, that require our Chief Executive Officer, Board members, and executive officers who are direct reports to our Chief Executive Officer or Chief Operating Officer to own shares of common stock at least equal in value to the following multiples of base salary or annual retainer (as applicable) by the later of December 31, 2016, or at the end of five years of continuous service with the Company as an executive officer:

Title	Stock Ownership Guideline
Chief Executive Officer	Six times annual base salary

Direct Reports of Chief Executive Officer or Chief Operating Officer	Three times annual base salary

Non-executive Director	Three times annual cash retainer

For purposes of calculating share ownership levels required by these guidelines, we include both vested and unvested restricted stock and restricted stock units, but we do not include unexercised stock options, cash-based performance unit, SARs, or jointly-held stock. Stock ownership levels are calculated at year-end using the 12-month volume weighted average price of the Company’s common stock.

Clawback Policy

In 2014, in response to shareholder feedback and to further strengthen our governance practices, our Board of Directors adopted a “clawback” policy to recoup incentive based compensation upon the occurrence of a financial restatement, misconduct, or other specified events. Furthermore, all equity award agreements, including those related to performance-based grants, are subject to “clawback” and “detrimental activities” provisions that allow us to reclaim previously granted equity under certain circumstances.

Hedging Transactions Policy

In 2014, our Board of Directors adopted an anti-hedging policy that prohibits directors and executive officers from engaging in any kind of hedging transaction that seeks to reduce or limit that person’s economic risk associated with his or her ownership in the shares of the Company’s common stock.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

By the Compensation Committee of the Board of Directors of Key Energy Services, Inc.

Robert K. Reeves, Chair

William D. Fertig

W. Phillip Marcum

Mark H. Rosenberg

Lynn R. Coleman

Compensation of Executive Officers

Summary Compensation Table

The following table contains information about the compensation that our NEOs earned for fiscal years 2015, 2014 and 2013 as applicable to their status as NEOs for each given year:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total
Richard J. Alario	2015	$791,808	$36,469	$2,755,499	—	$113,531	$87,277	$3,784,584
Former Chief Executive Officer	2014	$865,000	—	$3,892,494	—	—	$51,643	$4,809,137
	2013	$865,000	—	$3,996,300	—	$729,844	$60,190	$5,651,334

Robert Drummond	2015	$293,269	$59,063	$2,000,001	—	$140,937	$208	$2,493,478
Chief Executive Officer					—
					—

J. Marshall Dodson	2015	$352,788	$31,500	$731,250	—	$93,500	$10,238	$1,219,276
Chief Financial Officer	2014	$373,077	—	$1,137,499	—	$125,000	$15,890	$1,651,466
	2013	$332,981	—	$1,006,750	—	$189,000	$3,801	$1,532,532

Jeffrey S. Skelly SVP Operations	2015	$329,269	$55,000	$320,700	—	$70,000	$11,374	$786,343

Kim B. Clarke	2015	$338,818	$30,253	$594,246	—	$39,747	$18,050	$1,021,114
Administration and	2014	$360,150	—	$1,065,416	—	$125,000	$20,257	$1,570,823
Chief People Officer	2013	$359,490	—	$968,398	—	$182,326	$17,378	$1,527,592

Kimberly R. Frye	2015	$275,337	—	$517,500	—	—	$136,640	$929,477
General Counsel and Secretary	2014	$343,902	—	$826,802	—	$89,700	$21,135	$1,281,539
	2013	$330,231	—	$816,200	—	$167,427	$13,075	$1,326,933

(1)	Other than the impact of an estimated forfeiture rate relating to service-based vesting conditions (which is not reflected in these amounts), each year includes the aggregate grant date fair value dollar amounts with respect to restricted stock awards granted under the 2014 Plan, the 2012 Plan, the 2009 Plan and the 2007 Plan, calculated on the respective grant date of each such award in accordance with FASB ASC Topic 718. The assumptions made in the valuation of the expense amounts included in this column are discussed in Note 19 in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015.
(2)	The amounts shown for 2015 include the aggregate grant date fair market value as of the grant date of performance units awarded to each of the NEOs that year, as noted in footnote (1) above, but adjusted for the probability at the time of grant that the performance units may not fully vest with respect to the relevant performance periods. In estimating the value for purposes of this table, we assume target payout of 100%. The values shown in this column are not representative of the amounts that may eventually be realized by the executive, which are subject to achievement of the time-and performance-based vesting conditions applicable to the awards. Payout values can range between 0% and 200%. The maximum payout that could be received are as follows: (i) Mr. Alario ($4,670,998); (ii) Mr. Dodson ($731,250); (iii) Mr. Skelly ($315,000); (iv) Ms. Clarke ($594,246); and (v) Ms. Frye ($517,500). The value of performance units was determined based on a three-year performance period from January 1, 2015 to December 31, 2017. The number and estimated fair value of performance units outstanding for each NEO is presented in the “Market Value of Shares or Units of Stock That Have Not Vested” column of the “2015 Outstanding Equity Awards at Fiscal Year-End” table below. For a description of performance units, see “Elements of Compensation—Long-Term Equity-Based Incentive Compensation—Performance Units” under “Compensation Discussion and Analysis” above.

(3)	The amounts shown in this column consist of annual bonus payments made to the NEOs under each of the 2013 cash bonus incentive plan, the 2014 cash bonus incentive plan and the 2015 cash bonus incentive plan.
(4)	A breakdown of the amounts shown in this column for 2015 for each of the NEOs is set forth in under “Perquisites” below.

Perquisites

The following table contains information about the perquisites that our NEOs received for fiscal year 2015:

Name	Savings Plan Contributions(1)	Insurance		Auto Allowance(2)	Medical Expenses(3)	Other		Total
Richard J. Alario	$10,600	$28,285	(4)	$14,388	$21,318	$12,686	(5)	$87,277
Robert Drummond	—	—		—	—	$208	(6)	$208
J. Marshall Dodson	$3,571	—		—	$6,487	$180	(6)	$10,238
Jeffrey S. Skelly	$10,600	—		—	—	$774	(6)	$11,374
Kim B. Clarke	$10,600	—		—	$6,262	$1,188	(6)	$18,050
Kimberly R. Frye	$7,212				$16,411	$113,017	(7)	$136,640

(1)	Represents contributions by Key on behalf of the NEO to the Key Energy Services, Inc. 401(k) Savings and Retirement Plan.
(2)	Represents $13,200 per year for an automobile allowance and $1,188 for the related automobile insurance and maintenance paid to Mr. Alario during 2015 pursuant to the terms of his employment agreement.
(3)	Represents out-of-pocket medical expenses reimbursed to the NEO.
(4)	Represents a premium that was paid by Key on behalf of Mr. Alario for a life insurance policy and $7,736 for the related tax gross-up payment pursuant to his employment agreement.
(5)	Represents (i) $11,498 reimbursed to Mr. Alario for personal services provided by certified public accountants or tax attorneys and (ii) $1,188 for imputed income with respect to life insurance, both of which were paid pursuant to Mr. Alario’s employment agreement.
(6)	Includes amounts for imputed income with respect to life insurance paid pursuant to each NEO’s respective employment agreement.
(7)	Represents (i) $86,250 payable to Ms. Frye in connection with her departure (ii) $26,539 of unused vacation and (iii) $228 of imputed income with respect to life insurance, all of which were paid pursuant to the terms of Ms. Frye’s employment agreement.

2015 Grants of Plan-Based Awards

The following table presents information on plan-based awards made to the NEOs in fiscal 2015:

	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)
Name		Threshold ($)	Target ($)	Maximum Awards ($)	Target (#)		Maximum (#)

Richard J. Alario (7)	—	$0	$810,938	$1,621,875	—		—	—		—
	1/30/2015	—	—	—	—		—	250,000	(4)	$420,000	(2)
	1/30/2015	—	—	—	1,390,178	(5)	2,780,356	—		$2,335,499	(6)

Robert Drummond	—	$0	$421,875	$843,750	—		—	—		—
	6/22/2015				—		—	1,162,791	(4)	$2,000,001	(2)

J. Marshall Dodson	—	$0	$225,000	$450,000	—		—	—		—
	1/30/2015	—	—	—	—		—	217,634	(4)	$365,625	(2)
	1/30/2015	—	—	—	217,634	(5)	435,268			$365,625	(6)

Jeffrey S. Skelly	1/30/2015		$210,000	$420,000				93,750	(4)	$157,500	(2)
	1/30/2015		—	—	93,750	(5)	187,500			$157,500	(6)
	9/15/2015		—	—				10,000	(4)	$5,700	(2)

Kim B. Clarke	—	$0	$216,090	$432,180	—		—	—		—
	1/30/2015	—	—	—	—		—	176,859	(4)	$297,123	(2)
	1/30/2015	—	—	—	176,859	(5)	353,718			$297,123	(6)

Kimberly R. Frye	—		$207,000	$414,000	—		—	—		—
	1/30/2015		—	—	—		—	154,018	(4)	$258,750	(2)
	1/30/2015		—	—	154,018	(5)	308,036	—		$258,750	(6)

(1)	The columns represent the potential annual value of the payout for each NEO under the cash bonus incentive compensation component if the threshold, target or maximum goals were satisfied. For a detailed description of the cash bonus incentive plan, see the “Cash Bonus Incentive Plan” section under “Compensation Discussion and Analysis” above. Amounts actually paid, if any, for the 2015 year are reflected in the “Non-equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. Ms. Frye did not receive a bonus for 2015 as she was not an employee of the Company at the end of the 2015 calendar year.
(2)	Other than the impact of the forfeiture rate relating to service-based vesting conditions (which is not reflected in these amounts), these amounts represent the grant date fair value calculated in accordance with FASB ASC Topic 718, except as further described in footnote 5 below.
(3)	The columns represent the target and maximum number of awards that could be awarded to each NEO assuming that the applicable performance criteria are satisfied for those levels. At the end of the performance period between 0% and 200% of these performance units could be earned, with a target of 100% (which is also the threshold level) and a maximum of 200%, based on the relative placement of our total stockholder return within a peer group consisting of eleven other companies. For a more detailed explanation of the various performance levels that could be achieved either between threshold and target, or between target and maximum, see “Elements of Compensation—Performance Units” under “Compensation Discussion and Analysis” above. If any performance units are earned for the performance period, the NEO will be paid a cash amount equal to the earned percentage of his or her performance units multiplied by the closing price of our common stock on the last trading day of the performance period.

(4)	Represents the number of restricted shares granted in 2015 to the NEOs under the 2014 Plan. The restricted shares vest ratably over the three-year period following the date of grant.
(5)	Represents the number of performance units granted in 2015 to the NEOs under the 2014 Plan. For a detailed description of performance units, see “Elements of Compensation—Performance Units” under “Compensation Discussion and Analysis” above.
(6)	The amounts shown for 2015 include the aggregate grant date fair market value as of the grant date of performance units awarded to each of the NEOs that year, as noted in footnote (1) above, but adjusted for the probability at the time of grant that the performance units may not fully vest with respect to the relevant performance periods. In estimating the value for purposes of this table, we assume target payout of 100%. The values shown in this column are not representative of the amounts that may eventually be realized by the executive, which are subject to achievement of the time-and performance-based vesting conditions applicable to the awards. Payout values can range between 0% and 200%. The value of performance units was determined based on a three-year performance period from January 1, 2015 to December 31, 2017. The number and estimated fair value of performance units outstanding for each NEO is presented in the “Market Value of Shares or Units of Stock That Have Not Vested” column of the “2015 Outstanding Equity Awards at Fiscal Year-End” table below. For a description of performance units, see “Elements of Compensation—Long-Term Equity-Based Incentive Compensation—Performance Units” under “Compensation Discussion and Analysis” above. Ms. Frye forfeited each of the performance unit awards reported in this table in connection with her termination of employment.
(7)	Mr. Alario retired effective March 5, 2016. In connection with his retirement, the Compensation Committee determined no payout with respect to his performance units granted January 1, 2015 because we placed tenth in total stockholder return among the eleven other peer group companies for the “performance period” and, consequently, 0% of those performance units were earned as of his retirement date.

Employment Agreements

Each NEO’s employment agreement provides for an initial term of two years and automatically renews for successive one-year extension terms unless terminated by the executive or Key at least 90 days prior to the commencement of an extension term. Each of the NEOs receives an annual salary, which can be increased (but not decreased) at the discretion of the Compensation Committee and, in the case of Messrs. Dodson and Skelly, at the discretion of the CEO. Each NEO is also eligible for an annual incentive bonus, of a certain percentage of his or her base salary, 125% for Mr. Alario, 90% for Mr. Drummond, 80% for Mr. Dodson, Mr. Skelly and Ms. Clarke. Each NEO is entitled to participate in awards of equity-based incentives at the discretion of the Board or the Compensation Committee. Pursuant to the Executive Health Reimbursement Plan, in addition to medical, vision and dental insurance coverage, Key reimburses certain of the NEOs directly for all medical and dental expenses incurred by them and their respective spouses and children, so that the executives have no out-of-pocket cost with respect to such expenses.

The employment agreements also provide for certain severance benefits for each of the NEOs. Please see “Payments Upon Termination or Change of Control” and “Elements of Severance Payments” below for further discussion.

As of July 28, 2015, Ms. Frye no longer served as our Senior Vice President, General Counsel and Secretary and no longer was an employee of the Company effective October 28, 2015. In connection with her departure, (i) Ms. Frye will receive $690,000 payable over the 24 months beginning October 29, 2015, (ii) health and welfare benefits for up to 24 months beginning November 27, 2015, and (iii) full vesting of Ms. Frye’s 242,442 shares of restricted stock on October 28, 2015.

For a detailed description of accelerated vesting or potential forfeiture events please see the section “Potential Payments Upon Termination or Change of Control” below.

2015 Outstanding Equity Awards at Fiscal Year-End

The following table provides information with respect to outstanding stock options, SARs, restricted stock and performance units held by the NEOs as of December 31, 2015:

	OPTION AWARDS				STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Units That Have Not Vested (#)(5)	Equity Incentive Plan Awards: Market Value of Unearned Units That Have Not Vested ($)(6)
Richard J. Alario	224,719	(4)	$14.32	08/22/17	513,512	(3)	$246,846	1,390,178	$667,285
	231,000		$15.07	04/10/18

Robert Drummond	—		—	—	1,162,791	(3)	$558,140	—	—

J. Marshall Dodson	25,000		$15.05	03/15/16	341,064	(3)	$163,711	217,634	$104,464
	14,888	(4)	$14.32	08/22/17	—		—
	7,000		$15.07	04/10/18	—		—

Jeffrey S. Skelly	—		—	—	165,948	(3)	79,655	93,750	$45,000

Kim B. Clarke	—		—	—	311,528	(3)	$149,533	176,859	$84,892

Kimberly R. Frye	7,500		$15.05	1/26/2016	—		—	—	—
	12,000		$14.32	1/26/2016	—		—	—	—
	8,500		$15.07	1/26/2016	—		—	—	—
	25,000		$16.06	1/26/2016	—		—	—	—
	8,825		$16.50	1/26/2016	—		—	—	—

(1)	All of the stock options and SARs held by the NEOs were “underwater” as of December 31, 2015, meaning the exercise prices of the awards were above the market price of our common stock.
(2)	The market price of stock awards is determined by multiplying the number of shares by the closing price of the stock on the last trading day of the year. The closing price quoted on the NYSE on December 31, 2015 was $0.48.
(3)	Represents shares of restricted stock which vest in annual increments beginning on the one-year anniversary of the date of grant. With respect to each NEO, the vesting applicable to each outstanding award as of December 31, 2015 is as follows:

Name	Number of Shares	Vesting Date
Richard J. Alario*	86,500	January 21, 2016
	171,840	January 30, 2016
	171,839	January 30, 2017
	83,333	January 30, 2018
Robert Drummond	193,799	June 22, 2016
	775,194	June 22, 2017
	193,798	June 22, 2018
J. Marshall Dodson	7,333	January 21, 2016
	113,927	January 30, 2016
	33,333	March 25, 2016
	113,927	January 31, 2017
	72,544	January 30, 2018
Jeffrey S. Skelly	17,333	January 21, 2016

Name	Number of Shares	Vesting Date
	53,683	January 30, 2016
	3,334	September 15, 2016
Jeffrey S. Skelly (cont.)	53,682	January 30, 2017
	3,333	September 15, 2017
	31,250	January 30, 2018
	3,333	September 15, 2018
Kim B. Clarke*	33,537	January 21, 2016
	94,984	January 30, 2016
	14,535	December 23, 2016
	94,984	January 30, 2017
	14,535	December 23, 2017
	58,953	January 30, 2018

*	All of Mr. Alario’s unrestricted stock vested March 5th, 2016 in connection with his retirement. All of Ms. Clarke’s unrestricted stock vested March 31, 2016 in connection with her resignation.
(4)	Represents SARs.
(5)	Represents the number of performance units outstanding at the end of 2015, which consists of the performance units that were granted to NEOs in 2015 under the 2014 Plan which are subject to a three-year performance period beginning January 1, 2015 and ending December 31, 2017. These amounts do not include the second half of the performance units that were granted to the NEOs in 2014 under the 2012 Plan, which were subject to the now “second performance period” consisting of calendar year 2015, because we placed tenth in total stockholder return among the eleven other peer group companies for the “second performance period” and, consequently, 0% of those performance units were earned as of December 31, 2015. Pursuant to the terms of Mr. Alario’s employment agreement, Letter Agreement (as defined below) and performance unit award agreement, his 2015 performance units were cancelled as the Compensation Committee determined the applicable performance criteria were not met. Pursuant to the terms of Ms. Clarke’s employment agreement, Transition Agreement (as defined below) and 2015 performance unit award agreement, her 2015 performance units were cancelled as the Compensation Committee determined the applicable performance criteria were not met.
(6)	The columns represent the potential annual value of the payout for each NEO of the outstanding performance units held by each NEO as of December 31, 2015, which are subject to that which are subject to a three-year performance period beginning January 1, 2015 and ending December 31, 2017. At the end of the performance period, between 0% and 200% of these performance units could be earned, based on the relative placement of our total stockholder return within a peer group consisting of eleven other companies. If any performance units are earned for the performance period, the NEO will be paid a cash amount equal to the earned percentage of his or her performance units multiplied by the closing price of our common stock on the last trading day of the performance period. The amounts shown above represent an estimated value of these performance units as of December 31, 2015, assuming that the threshold of 100% will be earned (which is one-sixth of the maximum 200% possible), which amounts are not necessarily indicative of what the payout percent earned will actually be at the end of the “second performance period”. For a more detailed description of these performance units, see “Elements of Compensation—Performance Units” under “Compensation Discussion and Analysis” above.

2015 Option Exercises and Stock Vested

The following table sets forth certain information regarding options and stock awards exercised and vested, respectively, during 2015 for the NEOs:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Richard J. Alario	—	—	239,543	$358,412
Robert Drummond	—	—	0	$0
J. Marshall Dodson	—	—	84,203	$145,658
Jeffrey S. Skelly	—	—	46,604	$69,773
Kim B. Clarke	—	—	99,748	$135,693
Kimberly R. Frye	—	—	313,717	$236,136

(1)	Represents the number of shares of restricted stock that vested during 2015. No performance units vested in 2015.
(2)	The value realized on vesting of restricted stock was calculated as the number of shares acquired on vesting (including shares withheld for tax withholding purposes) multiplied by the market value of our common stock on each respective vesting date. Market value is determined in accordance with the terms of the applicable incentive plan under which the restricted stock was granted, and, in the table above, was either (i) the closing price of our common stock on the NYSE for vesting dates that were trading days or (ii) the average of Friday and Monday closing prices on the NYSE for vesting dates that were on a weekend.

Potential Payments Upon Termination or Change of Control

Key has entered into employment agreements with each NEO that provide for certain payments upon a termination of employment, depending upon the circumstances of the NEO’s separation from Key, as summarized below. Our rationale for maintaining certain severance and change in control benefits has been described above within the Compensation Discussion and Analysis.

In order to begin Mr. Alario’s transition into retirement, we entered into a letter agreement with Mr. Alario during the 2015 year that modified certain aspects of his employment agreement. We also entered into a Transition Agreement (as defined below) with Ms. Clarke during 2015 that altered certain employment agreement provisions. Each of the agreements with our NEOs that were effective for the 2015 year are summarized below.

Description of 2015 Employment Agreements

Key entered into the employment agreements with (i) Mr. Alario, effective December 31, 2007; (ii) Ms. Clarke, effective December 31, 2007; (iii) Mr. Alario and Ms. Clarke, effective March 29, 2010, as an amendment to their prior employment agreements; (iv) Mr. Dodson, effective March 25, 2013; (v) Mr. Drummond, effective June 22, 2015; and (vi) Mr. Skelly, effective June 21, 2010 (collectively, the “NEO Employment Agreements”).

Under the terms of the NEO Employment Agreements, if the NEO terminates his or her employment for “Good Reason or if the Company terminates the NEO’s employment for any reason other than death, “Disability,” or for “Cause,” but not following a “Change of Control” the NEO will be entitled to (i) payment equal to 2 times (3 times for Mr. Alario, except in case of a Company non-renewal, then 2 times) the NEO’s base salary in effect at the time of termination, paid in equal installments over a 24-month period (36-month period for Mr. Alario, except in the case of a Company non-renewal, then 24-month period); (ii) except for Mr. Skelly, continued group health, dental, vision and executive health coverage for 24 months (36 months for Mr. Alario), or upon such time the NEO commences full-time employment with another employer that provides equivalent benefits, with the employer portion of the continued coverage paid by the Company; (iii) with respect to Mr. Alario only, term-life insurance for 36 months; and (iv) pursuant to the NEO’s equity award agreements which supersede the employment agreements, accelerated vesting of unvested equity-based incentives granted prior to January 30, 2014 and held by the NEO at the time of termination, which shall remain exercisable for one year (three years for Mr. Alario) or the expiration date of the equity-based incentive, if earlier.

Under the terms of the NEO Employment Agreements, if the NEO is terminated by reason of “Disability,” the NEO, or his representative, will be entitled to (i) payment equal to 1 times (2 times for Mr. Skelly and 3 times for Mr. Alario) NEO’s base salary in effect at the time of termination payable in equal installments over a 12-month period (24-month period for Mr. Skelly and 36-month period for Mr. Alario); (ii) except for Mr. Skelly, continued group health, dental, vision and executive health coverage for 24 months (36 months for Mr. Alario) with the employer portion of the continued coverage paid by the Company; (iii) with respect to Mr. Alario only, term-life insurance for 36 months; and (iv) pursuant to the NEO’s equity award agreements which supersede the employment agreements,, accelerated vesting of unvested equity-based incentives granted prior to January 30, 2014 and held by the NEO at the time of Disability, which shall remain exercisable for one year (three years for Mr. Alario) or the expiration date of the equity-based incentive, if earlier.

Under the terms of the NEO Employment Agreements, if the NEO, except for Mr. Skelly, is terminated by reason of death, the NEO’s estate will be entitled to (i) continued group health, dental, vision and executive health coverage for the Neo’s spouses and dependents for 24 months (36 months for Mr. Alario) with the employer portion of the continued coverage paid by the Company and (ii) pursuant to the NEO’s equity award agreements which supersede the employment agreements, accelerated vesting of unvested equity-based incentives held by the NEO, which shall remain exercisable for one year (three years for Mr. Alario) or the expiration date of the equity-based incentive, if earlier.

Under the terms of his NEO Employment Agreement, if Mr. Skelly is terminated by reason of death, his estate will be entitled to (i) payment equal to two times his base salary in effect at the time of termination. Pursuant to Mr. Skelly’s equity award agreements, he would also be entitled to accelerated vesting of unvested equity-based incentives granted prior to January 30, 2014 and held at the time his death.

Under the terms of the NEO Employment Agreements, if the NEO, except for Mr. Skelly, is terminated within one year following a “Change of Control,” he will be entitled to (i) payment of a lump sum cash payment equal to 3 times the sum of the NEO’s base salary in effect at the time of termination and the NEO’s respective annual target cash bonus; (ii) payment of an amount equal to the aggregate reasonable expenses the Company would incur to pay for the employer’s portion of continued group health, dental, vision and executive health coverage for 24 months (36 months for Mr. Alario);

(iii) with respect to Mr. Alario only, term-life insurance for 36 months; and (iv) accelerated vesting of unvested equity-based incentives held by the NEO, which shall remain exercisable for one year (three years for Mr. Alario) or the expiration date of the equity-based incentive, if earlier.

Under the terms of his NEO Employment Agreement, if Mr. Skelly is terminated within one year following a “Change of Control,” he will be entitled to (i) payment of a lump sum cash payment equal to two times the sum of his base salary in effect at the time of termination; and (ii) continued coverage for Mr. Skelly and his dependents under the company’s medical and dental benefit plans for 12 months at a cost to Mr. Skelly equal to the cost of such coverage for similarly situated employees of the Company. Pursuant to Mr. Skelly’s equity award agreements, he would also be entitled to accelerated vesting of unvested equity-based incentives held at the time of the “Change of Control.”

Upon death, Disability, termination without Cause, or resignation for Good Reason (or without a “Change of Control”) occurring prior to June 22, 2016, additional cash severance payable to Mr. Drummond would include a retention bonus equal to $1,000,000 that he would otherwise receive upon the one year anniversary of his employment.

Upon death, Disability, termination without Cause, or resignation for Good Reason (or without a “Change of Control”) occurring prior to March 31, 2016, additional cash severance payable to Ms. Clarke would include a retention bonus equal to $175,000 that she would otherwise receive upon March 31, 2016, and base salary through the end of her employment term (March 31, 2016) pursuant to her Transition Agreement (described below).

Under the terms of his NEO Employment Agreement, if Mr. Drummond is terminated in connection with a “Change of Control,” he would be subject to an excise tax. However, his NEO Employment Agreemnt provides that to the extent his termination payments in connection with a “Change of Control” exceed the value of his Section 280G of the Code safe harbor limit, his payments will be either (i) provided in full to him or (ii) reduced such that no portion of the payment is subject to the excise tax, whichever of these methods, when taking into account applicable taxes including excise taxes, results in the greater payment to him. Had Mr. Drummond been terminated on December 31, 2015 and assuming a marginal U.S. federal income tax rate of 39.6%, a Medicare tax rate of 2.35%, and phasing out of itemized deductions of 1.188%, Mr. Drummond would have received $2,297,576 for the full value amount or $1,740,886 if scaled back to the safe harbor. Thus, it would be of a greater benefit to Mr. Drummond to have the payments remain in full and for him to pay the excise tax of $643,364.

If Mr. Alario or Ms. Clarke is subject to the tax imposed due to unfavorable tax treatment under Section 4999 of the Code because of any termination-related payments, the Company has agreed to reimburse the NEO for such tax on an after-tax basis. However, if it is determined that Ms. Clarke is otherwise entitled to a gross-up payment, the total parachute payments may be reduced if the reduction in the total parachute payments would not give rise to any excise tax and the reduced parachute payments would not be less than 90% of the total parachute payments before such reduction. In addition, if Mr. Alario or Ms. Clarke is subject to unfavorable tax treatment under Section 409A of the Code because of any nonqualified deferred compensation payments, the Company has agreed to reimburse the NEO for such tax on an after-tax basis. As part of a comprehensive review of executive compensation conducted in 2011, the Compensation Committee confirmed that it was appropriate to honor and preserve the existing provisions related to the excise tax reimbursement for the Company’s current executive officers, including the NEOs. However, the Compensation Committee determined that the Company will not include any reimbursement provisions for taxes under either Section 409A or Section 4999 of the Code in newly negotiated employment agreements for executives on a prospective basis.

“Cause” is defined in the NEO Employment Agreements as (i) the failure by the NEO to substantially perform the major functions of his or her position in a satisfactory manner; (ii) the engaging by the executive in misconduct that is, or is reasonably likely to be, materially injurious to the Company, monetarily or otherwise; (iii) the NEO’s conviction or plea of guilty or no contest to a felony (or to a felony charge reduced to a misdemeanor), or with respect to his or her employment, to any misdemeanor (other than a traffic violation); (iv) with respect to his or her employment, any knowing violation of any federal or state securities or tax laws; or (v) the executive’s willful violation of the Key Energy Services, Inc. Amended and Restated Policy Regarding Acquisition, Ownership and Disposition of Company Securities.

“Change of Control” is defined in the NEO Employment Agreements as the occurrence of any of the following:

(i)	any person becomes the direct or indirect beneficial owner of more than 50% of the outstanding common stock of the Company or becomes entitled to vote more than 50% of the voting power at elections for directors;

(ii)	any person purchase shares pursuant to a tender offer or exchange offer to acquire common stock of the Company for cash, securities or any other consideration, and, as a result, is the direct or indirect beneficial owner of more than 50% of the outstanding common stock of the Company;

(iii)	the stockholders or the Board approves any sale, lease, exchange or other transfer of all or substantially all of the assets of the Company; or

(iv)	upon the election of one or more new directors of the Company, a majority of the directors holding office, including the newly elected directors, were not nominated as candidates by a majority of the directors in office immediately before such election.

“Disability” is defined in the NEO Employment Agreements as the inability of the NEO to perform his obligations under the NEO Employment Agrement by reasons involving physical or mental illness or physical injury for an aggregate of 90 days, whether or not consecutive, during any 12-month period.

“Good Reason” is defined in the NEO Employment Agreements as (i) a material diminution in the NEO’s base compensation, authority, duties or responsibilities; (ii) a material diminution in the authority, duties or responsibilities of a supervisor to whom the NEO reports; (iii) a material diminution in the budget over which the NEO retains authority; (iv) a material change in the geographic location at which the executive must perform the services required by the employment agreement, unless the NEO receives reimbursement in connection with such relocation; or (v) any other action or inaction by the Company that constitutes a material breach of the applicable NEO Employment Agreement. The existence of any of the above conditions or circumstances shall not constitute Good Reason unless (a) the NEO provides notice to the Company of the existence of the circumstance or conditions within 90 days of the existence of the initial circumstance or condition, and (b) the Company does not cure the circumstance or condition within 30 days upon receipt of notice from the executive.

Additional 2015 Agreement with Mr. Alario

Effective August 21, 2015, the Company, Key Energy Services, LLC and Mr. Alario entered into a Letter Agreement Regarding Continued Employment Terms (the “Letter Agreement”). The Letter Agreement sets forth the circumstances of Mr. Alario’s continued employment and future retirement from employment with the Company its due upon such retirement. The Letter Agreement supersedes Mr. Alario’s NEO Employment Agreement, only to the extent such agreements conflict. The Letter Agreement provides for a retirement date of December 31, 2016, or such earlier date the Board requests his resignation.

Under the Letter Agreement, if the Board requests his resignation or he terminates his employment for “Good Reason” prior to the retirement date, Mr. Alario will be entitled to (i) payment equal to three times his base salary then in effect, payable in equal installments over a 36-month period; (ii) continued group health, dental, vision and executive health coverage for 36 months, or upon such time he commences full-time employment with another employer that provides equivalent benefits, with the employer portion of the continued coverage paid by the Company; (iii) term-life insurance for 36 months; (iv) accelerated vesting of unvested equity-based incentives held by the NEO, which shall remain exercisable for three years or the expiration date of the equity-based incentive, if earlier; and (v) payment of base salary that would have been paid from the date of termination through December 31, 2016, provided that the payment in clause (i) will not be increased by more than six months of base salary.

Under the Letter Agreement, upon the retirement date, Mr. Alario will be entitled to (i) payment equal to three times his base salary then in effect, payable in equal installments over a 36-month period; (ii) continued group health, dental, vision and executive health coverage for 36 months, or upon such time he commences full-time employment with another employer that provides equivalent benefits, with the employer portion of the continued coverage paid by the Company; (iii) term-life insurance for 36 months; and (iv) accelerated vesting of unvested equity-based incentives held by the NEO, which shall remain exercisable for three years or the expiration date of the equity-based incentive, if earlier.

Under the Letter Agreement, if Mr. Alario is terminated within one year of a “Change of Control” or the retirement date occurs within one year of a “Change of Control,” Mr. Alario is entitled to (i) payment equal to three times his base salary then in effect, payable in equal installments over a 36-month period; (ii) continued group health, dental, vision and executive health coverage for 36 months, or upon such time he commences full-time employment with another employer that provides equivalent benefits, with the employer portion of the continued coverage paid by the Company; (iii) term-life insurance for 36 months; iv) accelerated vesting of unvested equity-based incentives held by the NEO, which shall remain exercisable for three years or the expiration date of the equity-based incentive, if earlier; (v) lump sum payment equal to the base salary then in effect; (vi) lump sum payment equal to three times the sum of (a) car allowance along with reasonable expenses for insurance and maintenance and (b) financial, legal and tax consulting expenses not to exceed an aggregate total of $15,000 per year.

Additional 2015 Agreement with Ms. Clarke

Effective September 30, 2015, the Company and Ms. Clarke entered into a Transition Agreement and General Release (the “Transition Agreement”). The Transition Agreement provides for a termination date of March 31, 2016, upon which date Ms. Clarke will resign for “Good Reason” (as defined above) and receive the severance compensation provided pursuant to Ms. Clarke’s NEO Employment Agreement, as discussed above. In addition to such severance compensation, Ms. Clarke is also entitled to (i) a onetime cash retention payment of $175,000 on March 31, 2016 and (ii) an additional cash retention payment of $30,000 for each month the Company and Ms. Clarke agree to extend her employment.

Termination of Ms. Frye in 2015

As of July 28, 2015, Ms. Frye, our former Senior Vice President, General Counsel and Secretary, no longer served as our Senior Vice President, General Counsel and Secretary and no longer was an employee of the Company effective October 28, 2015. In connection with her departure, Ms. Frye will receive (i) $690,000 payable over the 24 months beginning October 29, 2015, (ii) health and welfare benefits for up to 24 months beginning October 29, 2015, and (iii) full vesting of her 242,442 shares of restricted stock on October 28, 2015.

Equity Compensation Awards

Accelerated vesting of equity-incentive awards is controlled by the NEO Employment Agreements, as discussed above. Certain of Mr. Alario’s equity-incentive awards automatically and immediately vest upon a “Change of Control” (as defined above) without a requisite termination.

The following tables reflect the potential payments to which the NEOs would be entitled upon termination of employment and/or a change in control event that occurred on December 31, 2015. The closing price of a share of our common stock on December 31, 2015, the last trading day of the year, was $0.48. The actual amounts to be paid out to executives upon termination can only be determined at the time of each NEO’s separation from Key. No value is associated with stock options and SARs because such awards held by the NEOs were 100% vested on December 31, 2015, so such stock options and SARs are not included on the table below.

Name	Non- Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (No Termination)(6)	Change of Control and Termination(7)
Richard J. Alario
Cash Severance(8)	—	—	—	$2,679,600	$3,069,800	—	$3,544,600
Restricted Stock(9)	—	—	$246,486	$246,486	$246,486	$126,486	$246,486
Performance Units(10)	—	—	—	—	—	—	—
Health & Welfare(11)	—	—	$95,187	$184,038	$92,019	—	$184,038
Excise Tax Gross-Ups(12)	—	—	—	—	—	—	—
Total Benefit	—	—	$341,673	$3,110,124	$3,408,305	$126,486	$3,975,124

Name	Non- Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (no Termination)(6)	Change of Control and Termination(7)
Robert Drummond
Cash Severance	—	—	$1,000,000	$1,625,000	$2,250,000	—	$4,562,500
Restricted Stock(9)	—	—	$558,140	$558,140	$558,140	—	$558,140
Performance Units(10)	—	—	—	—	—	—	—
Health & Welfare(11)	—	—	$28,317	$29,034	$29,034	—	$29,034
Excise Tax Gross-Ups(12)	—	—	—	—	—	—	—
Total Benefit	—	—	$1,586,457	$2,212,174	$2,837,174	—	$5,149,674

Name	Non- Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (No Termination)(6)	Change of Control and Termination(7)
J. Marshall Dodson
Cash Severance	$750,000	—	—	$375,000	$750,000	—	$2,025,000
Restricted Stock(9)	$163,711	—	$163,711	$163,711	$163,711	$59,246	$163,711
Performance Units(10)	—	—	—	—	—	—	—
Health & Welfare(11)	$27,345	—	$33,796	$36,459	$27,345	—	$36,459
Excise Tax Gross-Ups(12)	—	—	—	—	—	—	—
Total Benefit	$941,056	—	$197,507	$575,170	$941,056	$59,246	$2,225,170

Name	Non- Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control (No Termination)(6)	Change of Control and Termination(7)
Jeffrey S. Skelly
Cash Severance	$700,000	—	$700,000	$700,000	$700,000	—	$700,000
Restricted Stock(9)	—	—	$79,655	$79,655	—	$29,855	$79,655
Performance Units(10)	—	—	—	—	—	—	—
Health & Welfare(11)	—	—	—	—	—	—	$23,070
Excise Tax Gross-Ups(12)	—	—	—	—	—	—	—
Total Benefit	$700,000	—	$779,655	$779,655	$700,000	$29,855	$802,725

Name	Non- Renewal(1)	For Cause or Voluntary Resignation(2)	Death(3)	Disability(4)	Without Cause or For Good Reason(5)	Change of Control(No Termination(6)	Change of Control and Termination(7)
Kim B. Clarke
Cash Severance(16)	$979,035	—	$258,735	$618,885	$979,035	—	$2,203,545
Restricted Stock(9)	$149,533	—	$149,533	$149,533	$149,533	$50,688	$149,533
Performance Units(10)	—	—	—	—	—	—	—
Health & Welfare(11)	$27,008	—	$33,347	$36,010	$27,008	—	$36,010
Excise Tax Gross-Ups(12)	—	—	—	—	—	—	—
Total Benefit	$1,155,576	—	$441,615	$804,428	$1,155,576	$50,688	$2,389,088

(1)	Represents compensation payable if Key does not renew the NEO’s employment agreement after the initial term or any extension of the agreement.
(2)	Represents compensation payable if Key terminates the NEO’s employment for “Cause” or the NEO otherwise resigns without “Good Reason” as defined in the respective employment agreements.
(3)	Represents compensation due to the NEO’s estate upon his or her death.
(4)	Represents compensation payable to the NEO upon termination following determination of NEO’s permanent disability.
(5)	Represents compensation due to the NEO if terminated by Key without “Cause” or if the NEO resigns for “Good Reason,” as each such term is defined in the respective employment agreements.
(6)	Represents payments due to the NEO in connection with a “Change of Control” (as defined in the respective employment and equity agreements) in which the NEO is not terminated. The equity compensation reflects the automatic vesting of certain unvested restricted stock (see footnote 9 below).

(7)	Represents payments due to the NEO if terminated in connection with a “Change of Control” (as defined in the respective employment agreements).
(8)	Cash severance payable to Mr. Alario includes a cash payment described under “NEO Employment Agreements” above, plus an automobile allowance of $13,200 per year and advisory fees of $15,000 per year for such number of years for which Mr. Alario would be entitled to severance under each listed scenario. See also footnotes 2 and 5 to the table under “Perquisites” above.
(9)	Represents the value of restricted stock determined by multiplying the number of awards vesting upon a Change of Control by $0.48, the closing price of our common stock on December 31, 2015.
(10)	No value is associated with performance units because as of December 31, 2015, the performance targets were not achieved. Ms. Frye did not receive any value for performance units upon termination.
(11)	Includes health insurance premiums and medical reimbursement claims for all NEOs. Some NEOs are also entitled to life insurance, AD&D, long-term disability, and short-term disability premiums under certain scenarios as discussed above.
(12)	Mr. Alario and Ms. Clarke are entitled to a Section 280G excise tax gross-up payment under their employment agreements. Mr. Alario is entitled to a full gross-up benefit. However, if it is determined that Ms. Clarke is otherwise entitled to a gross-up payment, her total parachute payments may be reduced if the reduction in the total parachute payments would not give rise to any excise tax and the reduced parachute payments would not be less than 90% of the total parachute payments before such reduction. Mr. Drummond is either provided payments in full or reduced such that no portion of the payment is subject to excise tax, whichever of these methods when taking into account applicable taxes results in the greater after-tax amount. Messrs. Dodson and Skelly are not entitled to any excise tax protection.

Actions following the 2015 Year

As of March 5, 2016, Mr. Alario, our former Chief Executive Officer, no longer worked for the Company. In connection with his departure and pursuant to his Letter Agreement and employment agreement, Mr. Alario will receive (i) $3,067,100 payable over the 36 months beginning March 31, 2016, (ii) health and welfare benefits for up to 36 months beginning March 5, 2016, (iii) four weeks of unused vacation, (iv) financial advisory benefits not to exceed $15,000 per year payable annually for up to 36 months, and (v) full vesting of his 255,172 shares of unvested restricted stock effective March 5, 2016.

As of March 5, 2016, Mr. Drummond was promoted from President and Chief Operating Officer to Presdient and Chief Executive Officer of the Company. In connection with this promotion, effective March 5, 2016, the Compensation Committee (i) increased Mr. Drummond’s base salary from $625,000 (subject to the 10% decrease ($562,500)) to $750,000 (subject to the 10% decrease) resulting in a base annual salary of $675,000, and (ii) granted Mr. Drummond a promotion bonus in the amount of $750,000 that could become payable to him on March 5, 2018 if he remains continually employed with the Company. The promotion bonus may be settled in cash or shares of the Company’s stock, at the Company’s discretion. On April 6, 2016, the Compensation Committee revised Mr. Drummond’s promotion award to provide that in the event of a termination in connection with a “Change of Control” (as defined in the promotion bonus award agreement), the promotion bonus will receive accelerated vesting in full rather than on a pro-rata basis. In addition, pursuant to Mr. Drummond’s employment agreement, Mr. Drummond will receive a bonus in the amount of $1,000,000 on the anniversary of his date of hire, June 22, 2016. Mr. Drummond’s existing employment agreement was revised on April 19, 2016 to reflect his new salary and his new reporting positions, but was otherwise not newly negotiated nor amended in any material manner. Consistent with the rationale determined in 2011 to continue to honor tax reimbursement provisions in existing agreements, when Mr. Drummond’s employment agreement was amended to reflect his promotion, his employment agreement retained a provision that could provide him with a tax reimbursement payment from us in the event that he is subject to certain taxes under 409A of the Code.

As of March 31, 2016, Ms. Clarke, our former Senior Vice President, Administration and Chief People Officer, resigned from the Company effective March 31, 2016. In connection with her departure and pursuant to her Transition Agreement and her employment agreement, Ms. Clarke will receive (i) $720,300 payable over the 24 months beginning April 1, 2016, (ii) $175,000 retention bonus paid April 1, 2016, (iii) 4 weeks of unused vacation, (iv) health and welfare benefits for up to 24 months beginning April 1, 2016, and (v) full vesting of her 183,007 shares of unvested restricted stock effective March 31, 2016.

Director Compensation

For 2015, the non-employee directors received a fee equal to $75,000, or a pro-rated amount for partial years of service. The non-employee directors also received an annual award of restricted stock units having a fair market value of $175,000, and are reimbursed for travel and other expenses directly associated with Key business. Additionally, the chair of the CGN Committee received an additional $10,000 per year for his service, the chair of the Compensation Committee received an additional $12,500 per year for his service, the chair of the Audit Committee received an additional $20,000 per year for her service and the chair of the Special Committee received an additional $20,000 per year for her service. The chair of the Finance Committee received an additional $15,000 per year pro-rated for his service. The Lead Director received an additional $25,000 per year, with such fees pro-rated to reflect the termination of his service as Lead Director effective August 21, 2015. It was established that the non-employee Chairman of the Board was entitled to receive an additional $50,000 per year for his service pro-rated for his service; however, Mr. Rosenberg elected not to receive this fee for the calendar year 2015 and has elected to temporarily suspended receipt of this fee in 2016. All members of the Audit Committee, excluding the chair received an additional $10,000 per year for their service. All members of the Special Committee, excluding the chair, received an additional $10,000 for their service. All annual director fees are paid in quarterly installments.

Effective January 1, 2015, as part of the Company’s cost cutting measures, the Compensation Committee temporarily reduced the director’s base cash retainer by 10% or $7,500 annually.

Third parties other than Longnecker provided advice and consulting services related to all other non-executive compensation.

The following table discloses the cash and equity awards earned, paid or awarded, as the case may be, to each of our non-employee directors during the fiscal year ended December 31, 2015. As directors who were also employees, Messrs. Alario and Drummond received no additional compensation for their services as a director and thus are not included in the following table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Lynn R. Coleman	$77,500	$175,000	$252,500
Kevin P. Collins	$87,500	$175,000	$262,500
William D. Fertig	$75,598	$175,000	$250,598
W. Phillip Marcum	$67,500	$175,000	$242,500
Ralph S. Michael III	$107,079	$175,000	$282,079
William F. Owens	$87,500	$175,000	$262,500
Robert K. Reeves	$90,000	$175,000	$265,000
Mark H. Rosenberg.	$67,500	$175,000	$242,500
Arlene M. Yocum	$107,500	$175,000	$282,500

(1)	Represents the grant date fair value calculated in accordance with FASB ASC Topic 718 with respect to the 2015 annual equity awards granted to the non-employee directors under the 2014 Plan, which consisted of 66,540 shares of restricted stock units granted to each non-employee director which are vested in full on the date of grant. Although the annual equity awards are based on a number of shares having a fair market value of $175,000, because fractional shares are not granted, the amount recognized is slightly different. The assumptions made in the valuation of the expense amounts included in this column are discussed in Note 20 in the notes to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015. None of the non-employee directors held any outstanding equity awards as of December 31, 2015. However, Mr. Collins chose to defer settlement of the RSUs upon the earlier to occur of: a) December 31, 2017; b) the thirty (30) day period immediately following the termination of service with the Company; or c) the thirty (30) day period immediately following the consummation of the “change in control” of the Company, and Messrs. Fertig and Owens chose to defer settlement of their RSUs until the thirty (30) day period immediately following their termination of service with the Company.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Messrs. Reeves (chair), Fertig, Marcum, Rosenberg and Coleman, all of whom are independent non-employee directors. None of the Compensation Committee members has served as an officer or employee of Key and none of Key’s executive officers has served as a member of a Compensation Committee or board of directors of any other entity that has an executive officer serving as a member of the Board. As discussed above, Mr. Reeves has certain relationships that require disclosure under SEC regulations but which the Board determined do not affect his independence. See “Certain Relationships and Related Party Transactions” under “Corporate Governance.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders

Stock Ownership of Certain Beneficial Owners and Management

Stock Ownership of Certain Beneficial Owners and Management

This section provides information about the beneficial ownership of our common stock by our directors and executive officers. The number of shares of our common stock beneficially owned by each person is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of any stock options or other rights. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with his or her spouse, with respect to the shares set forth in the following table. The inclusion in this table of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The address for each person identified below is care of Key Energy Services, Inc., 1301 McKinney Street, Suite 1800, Houston, Texas 77010.

Set forth below is certain information with respect to beneficial ownership of our common stock as of April 1, 2016 by each of our NEOs, each of our directors, as well as the directors and all executive officers as a group:

Name of Beneficial Owner	Total Beneficial Ownership (1)	Percent of Outstanding Shares (2)
Non-Management Directors:
Lynn R. Coleman	180,491	*
Kevin P. Collins (3)	198,915	*
William D. Fertig (4)	272,329	*
W. Phillip Marcum	279,415	*
Ralph S. Michael, III (5)	233,212	*
William F. Owens (6)	179,714	*
Robert K. Reeves	181,195	*
Mark H. Rosenberg	117,403	*
Arlene M. Yocum	180,491	*
Executive Officers:
Richard J. Alario (7)	2,062,904	1.28%
Robert W. Drummond (8)	2,621,124	1.63%
J. Marshall Dodson (9)	1,220,375	*
Kimberly Clarke (10)	541,436	*
Scott P. Miller (11)	336,304	*
Kimberly Frye (12)	288,688	*
Katherine I. Hargis (13)	164,227	*
Jeffrey S. Skelly (14)	633,463	*
Mark A. Cox (15)	72,685	*
Current Directors and Officers as a group (18 Persons)(16):	9,764,371	6.06%

*	Less than 1%

(1)	Includes all shares with respect to which each director or executive officer directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise, has or shares the power to vote or to direct voting of such shares and/or the power to dispose or to direct the disposition of such shares. Includes shares that may be purchased under stock options that are exercisable currently or within 60 days after April 1, 2016.
(2)	An individual’s percentage ownership of common stock outstanding is based on 161,173,801 shares of our common stock outstanding as of April 1, 2016. Shares of common stock subject to stock options currently exercisable or exercisable within 60 days, are deemed outstanding for purposes of the percentage ownership of the person holding such securities but are not deemed outstanding for computing the percentage ownership of any other person.
(3)	Includes 66,540 Restricted Stock Units that are fully vested; however, Mr. Collins chose to defer settlement of the RSUs upon the earlier to occur of: a) December 31, 2017; b) the thirty (30) day period immediately following the termination of service with the Company; or c) the thirty (30) day period immediately following the consummation of the “change in control” of the Company.
(4)	Includes 66,540 Restricted Stock Units that are fully vested; however, Mr. Fertig chose to defer settlement of the RSUs until the thirty (30) day period immediately following the termination of service with the Company.
(5)	Includes 2,000 shares held jointly with Mr. Michael’s spouse.
(6)	Includes 66,540 Restricted Stock Units that are fully vested; however, Mr. Owens chose to defer settlement of the RSUs until the thirty (30) day period immediately following the termination of service with the Company.
(7)	Includes 455,719 shares issuable upon the exercise of vested options. Pursuant Mr. Alario’s employment agreement, all unvested stock accelerated vesting upon his retirement on March 5, 2016.
(8)	Includes 2,621,124 shares of restricted stock that have not vested.
(9)	Includes 21,888 shares of common stock issuable upon the exercise of vested options. Also includes 959,971 shares of restricted stock that have not vested.
(10)	Pursuant Ms. Clarke’s employment agreement, all unvested stock accelerated vesting upon her retirement on March 31, 2016.
(11)	Includes 306,966 shares of restricted stock that have not vested.
(12)	Pursuant Ms. Frye’s employment agreement, all unvested stock accelerated vesting upon her retirement on October 28, 2015.
(13)	Includes 157,426 shares of restricted stock that have not vested.
(14)	Includes 442,943 shares of restricted stock that have not vested.
(15)	Includes 24,721 shares of restricted stock that have not vested.
(16)	Includes 477,607 shares of common stock issuable upon the exercise of vested options. Also includes 4,513,151 shares of restricted stock that have not vested.

The following table sets forth, certain information regarding the beneficial ownership of common stock by each person, other than our directors or executive officers, who is known by us to beneficially own more than 5% of the outstanding shares of our common stock.

	Shares Beneficially Owned
Name and Address of Beneficial Owner	Number	Percent (1)
MHR Fund Management LLC(1) 40 West 57th Street, 24th Floor New York, NY 10019	17,484,343	11.10%

(1)	Number of shares beneficially owned is based solely on a Schedule 13D filed with the SEC on August 21, 2015 on behalf of MHR Institutional Partners III LP, MHR Institutional Advisors III LLC, MHR Fund Management LLC, MHR Holdings LLC and Mark H. Rachesky, M.D. relating to an aggregate amount of 17,484,343 shares held for the accounts of MHR Institutional Partners II LP, MHR Institutional Partners IIA LP and MHR Institutional Partners III LP.

We have not made any independent determination as to the beneficial ownership of each stockholder, and are not restricted in any determination we may make by reason of inclusion of such stockholder or its shares in this table.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Party Transactions

Our Affiliate Transaction Policy requires advance review and approval of any proposed transactions (other than employee or director compensation) between Key and an affiliate of Key. For this purpose, affiliates include major stockholders, directors and executive officers and members of their immediate family (including in-laws), nominees for director, and affiliates of the foregoing persons, as determined in accordance with SEC rules. In determining whether to approve an affiliate transaction, the Board will use such processes as it deems reasonable in light of the circumstances, such as the nature of the transaction and the affiliate involved, which may include an analysis of any auction process involved, an analysis of market comparables, use of an appraisal, obtaining an investment banking opinion or a review by independent counsel. The policy requires the Board to determine that, under all of the circumstances, the covered transaction is in, or not inconsistent with, the best interests of Key, and requires approval of covered transactions by a majority of the Board (excluding any interested directors). The Board, in its discretion, may delegate this authority to the CGN Committee or another committee comprised solely of independent directors, as appropriate.

In addition, we require each of our directors and executive officers to complete an annual Directors and Officers Questionnaire to describe certain information and relationships (including those involving their immediate family members) that may be required to be disclosed in our Form 10-K, annual proxy statement and other filings with the SEC. Director nominees and newly appointed executive officers must complete the questionnaire at or before the time they are nominated or appointed. Directors and executive officers must immediately report to Key any changes to the information reported in their questionnaires arising throughout the year, including changes in relationships between immediate family members and Key, compensation paid from third parties for services rendered to Key not otherwise disclosed, interests in certain transactions and other facts that could affect director independence. Directors are required to disclose in the questionnaire, among other things, any transaction that the director or any immediate family member has entered into with Key or relationships that a director or an immediate family member has with Key, whether direct or indirect. This information is provided to our legal department for review and, if required, submitted to the Board for the process of determining independence.

Mr. Reeves joined our Board in October 2007 and is currently an executive officer with Anadarko, one of our customers. During the fiscal year ended December 31, 2015, Anadarko purchased services from us for approximately $12.1 million, which is less than 1% of Anadarko’s revenue for 2015. In addition, Mr. Reeves’ son-in-law, West P. Gotcher, who had been an employee of Edge Oilfield Services, LLC, joined the Company as a non-officer employee upon our acquisition of Edge in August 2011. Mr. Gotcher’s total compensation received from the Company in 2015 was approximately $162,068. Both relationships were reviewed and approved under the Affiliate Transaction Policy. The Board has determined that our relationships with such related parties do not affect the independence of Mr. Reeves and that Mr. Reeves qualifies as “independent” in accordance with NYSE listing standards. In addition, during the fiscal year ended December 31, 2015, the son-in-law of Mr. Alario, our Chief Executive Officer in 2015, was part owner of Cypress Operating Inc., a company which purchased services from us for approximately $166,000. This relationship was reviewed and approved under the Affiliate Transaction Policy.

Item 14. Principal Accounting Fees and Services

Fees of Independent Registered Public Accounting Firm

Audit Fees

Effective December 1, 2006, Grant Thornton LLP was engaged as our independent registered public accounting firm. The following table sets forth the fees for the fiscal period to which the fees relate. The Audit Committee approved all such fees in accordance with the Audit and Non-Audit Services Pre-Approval Policy described below.

	2015 (1)	2014 (2)
Audit fees	$1,783,767	$2,202,718
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1,783,767	$2,202,718

(1)	Includes fees of $84,610 for the 2015 statutory audit of our Mexican subsidiaries, fees of $11,433 for the 2015 statutory audit of our Colombian branch, fees of $4,813 for the 2015 statutory audit of our United Arab Emirates subsidiary, fess of $10,689 for the 2015 statutory audit of our Bahraini subsidiaries, and fees of $7,800 for the 2015 statutory audit of our Omani subsidiaires.
(2)	Includes fees of $68,140 for the 2014 statutory audit of our Mexican subsidiaries, fees of $14,441 for the 2014 statutory audit of our Colombian branch, fees of $15,476 for the 2014 statutory audit of our Bahraini subsidiaries, and fees of $7,770 for the 2014 statutory audit of our Oman operations.

Audit fees consist of professional services rendered for the audit of our annual financial statements, the audit of the effectiveness of our internal control over financial reporting and the reviews of the quarterly financial statements. This category also includes fees for issuance of comfort letters, consents, assistance with and review of documents filed with the SEC, statutory audit fees, work done by tax professionals in connection with the audit and quarterly reviews and accounting consultations and research work necessary to comply with the standards of the Public Company Accounting Oversight Board. Fees are generally presented in the period to which they relate as opposed to the period in which they were billed. Other services performed include certain advisory services and do not include any fees for financial information systems design and implementation.

Policy for Pre-Approval of Audit and Non-Audit Fees

The Audit Committee has an Audit and Non-Audit Services Pre-Approval Policy. The policy requires the Audit Committee to pre-approve the audit and non-audit services performed by our independent registered public accounting firm. Under the policy, the Audit Committee establishes the audit, audit-related, tax and all other services that have the approval of the Audit Committee. The term of any such pre-approval is twelve months from the date of pre-approval, unless the Audit Committee adopts a shorter period and so states. The Audit Committee will periodically review the list of pre-approved services and will add to or subtract from the list of pre-approved services from time to time. The Audit Committee will also establish annually pre-approval fee levels or budgeted amounts for all services to be provided by the independent registered public accounting firm. Any proposed services exceeding these levels or amounts will require specific pre-approval by the Audit Committee.

The Audit Committee has delegated to its chair the authority to pre-approve services, not previously pre-approved by the Audit Committee, that involve aggregate payments (with respect to each such service or group of related services) of $50,000 or less. The chair will report any such pre-approval to the Audit Committee at its next scheduled meeting.

The policy contains procedures for a determination by the CFO that proposed services are included within the list of services that have received pre-approval of the Audit Committee. Proposed services that require specific approval by the Audit Committee must be submitted jointly by the independent registered public accounting firm and the CFO and must include backup statements and documentation regarding the proposed services and whether the proposed services are consistent with SEC and NYSE rules on auditor independence.

Report of the Audit Committee

The Audit Committee has reviewed the Company’s audited financial statements for the fiscal year ended December 31, 2015 and has discussed these financial statements with the Company’s management and independent registered public accounting firm.

The Audit Committee has also received from, and discussed with, Grant Thornton LLP, the Company’s independent registered public accounting firm, various communications that the Company’s independent registered public accounting firm is required to provide to the Audit Committee, including the matters required to be discussed by Statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1. AU section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T.

The Company’s independent registered public accounting firm also provided the Audit Committee with the written disclosures required by Public Company Accounting Oversight Board Rule 3526 (Communication with Audit Committees Concerning Independence). The Audit Committee has discussed with the independent registered public accounting firm their independence from Key.

Based on its discussions with management and the independent registered public accounting firm, and its review of the representations and information provided by management and the independent registered public accounting firm, the Audit Committee recommended to the Board of Directors of the Company that the audited financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

By the Audit Committee of the Board of Directors

Arlene M. Yocum, Chair Kevin P. Collins Ralph S. Michael, III William F. Owens

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

KEY ENERGY SERVICES, INC.

By:	/s/ J. Marshall Dodson
Name:	J. Marshall Dodson
Title:	Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

Date: April 20, 2016

EXHIBIT INDEX

ExhibitNo.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038.)

3.2	Unanimous consent of the Board of Directors of Key Energy Services, Inc., dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038.)

3.3	Ninth Amended and Restated By-laws of Key Energy Services, Inc. as amended through August 21, 2015 (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 24, 2015, File No. 001-08038.)

4.1.1	Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.1.2	First Supplemental Indenture, dated as of March 4, 2011, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 4, 2011, File No. 001-08038.)

4.1.3	Amended First Supplemental Indenture, dated as of March 8, 2012, by and among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

4.1.4	Second Supplemental Indenture, dated as of January 17, 2013, among Key Energy Services, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

4.1.5	Form of global note for 6.750% Senior Notes due 2021 (Incorporated by reference from Exhibit A to Exhibit 4.8.)

4.1.6	Form of global note for 6.750% Senior Notes due 2021. (Incorporated by reference from Exhibit A to Rule 144A/Regulation S Appendix to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed March 9, 2012, File No. 001-08038.)

4.1.7	Registration Rights Agreement with MHR Group dated July 26, 2012. (Incorporated by reference to Exhibit 4.2.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, File No. 001-0838.)

10.1.1†	Key Energy Services, Inc. 2007 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on November 1, 2007, File No. 001-08038.)

10.1.2†	Form of Nonstatutory Stock Option Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-08038.)

ExhibitNo.	Description

10.1.3†	Form of Restricted Stock Award Agreement under 2007 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 16, 2008, File No. 001-08038.)

10.2.1†	Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan. (Incorporated by Reference to Appendix A of the Company’s Schedule 14A Proxy Statement filed on April 16, 2009, File No. 001-08038.)

10.2.2†	Form of Restricted Stock Award Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.2.3†	Form of Nonqualified Stock Option Agreement under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, File No. 001-08038.)

10.2.4†	Form of Restricted Stock Unit Award Agreement (Canadian) under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

10.2.5†	Form of Restricted Stock Unit Award Agreement (Non-Canadian) under 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

10.2.6†	Form of Performance Unit Award Agreement under the Key Energy Services, Inc. 2009 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 20, 2012, File No. 001-08038.)

10.3†	Key Energy Services, Inc. 2012 Performance Unit Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 20, 2012, File No. 001-08038.)

10.4.1†	Key Energy Services, Inc. 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on April 11, 2012, File No. 001-08038.)

10.4.2†	Form of Restricted Stock Award Agreement under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 25, 2013, File No. 001-08038.)

10.4.3†	Form of Performance Unit Award Agreement under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed January 25, 2013, File No. 001-08038.)

10.4.4†	Form of Nonstatutory Stock Option Agreement under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

10.4.5†	Form of Restricted Stock Unit Award Agreement (Canadian) under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

ExhibitNo.	Description

10.4.6†	Form of Restricted Stock Unit Award Agreement (Non-Canadian) under 2012 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.4.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

10.5†	Key Energy Services, Inc. 2013 Performance Unit Plan. (Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-0838.)

10.6†	Restated Employment Agreement, dated effective as of December 31, 2007, among Richard J. Alario, Key Energy Services, Inc. and Key Energy Shared Services, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)

10.7†	Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan Performance Unit Award Agreement dated January 30th by and between Richard J. Alario and Key Energy Services, Inc. as revised June 13, 2015. (Incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q file on August 3, 2015, File No. 001-08038.)

10.8†	Employment Agreement dated June 22, 2015 by and between Robert Drummond, Key Energy Services, Inc. and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 22, 2015, File No. 001-08038.)

10.9	Loan and Security Agreement, dated as of June 1, 2015, among Key Energy Services, Inc. and Key Energy Services, LLC as the borrowers, certain subsidiaries of the borrowers named as guarantors therein, the financial institutions party thereto from time to time as lenders, Bank of America, N.A., as administrative agent for the lenders, and Bank of America, N.A. and Wells Fargo Bank, national Association, as co-collateral agents for the lenders. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 2, 2015, File No. 001-08038.)

10.10†	Restated Employment Agreement dated effective as of December 31, 2007, among Kim B. Clarke, Key Energy Services, Inc. and Key Energy Shared Services, LLC (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 7, 2008, File No. 001-08038.)

10.11†	Employment Agreement, dated effective as of March 25, 2013, among J. Marshall Dodson and Key Energy Services, LLC (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated March 28, 2013, File No. 001-08038.)

10.12†	Form of Amendment to Employment Agreement, in the form executed on March 29, 2010, by and between Key Energy Services, Inc., Key Energy Shared Services, LLC, and each of Richard J. Alario, T.M. Whichard III, Newton W. Wilson III, Kim B. Clarke and Kim R. Frye. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated April 1, 2010, File No. 001-08038.)

10.13	Key Energy Services, Inc. Clawback Policy. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, File No. 001-0838.)

ExhibitNo.	Description

10.14	Term Loan and Security Agreement, dated as of June 1, 2015, among Key Energy Services, Inc., as borrower, certain subsidiaries of the borrower named as guarantors therein, the financial institutions party thereto from time to time as lenders, Cortland Capital Market Services LLC, as agent for the lenders, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as sole lead arranger and sole bookrunner. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 2, 2015, File No. 001-08038.)

10.15	Twenty-First Amendment to Office Lease, dated May 15, 2014, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 16, 2014 File No. 001-08038.)

10.16.1†	Key Energy Services, Inc. 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Appendix A of the Company’s Proxy Statement on Schedule 14A filed on May 7, 2014, File No. 001-08038.)

10.16.2†	Form of Restricted Stock Award Agreement under 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.16.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-08038.)

10.16.3†	Form of Performance Unit Award Agreement under 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.16.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-08038.)

10.16.4†	Form of Director Restricted Stock Unit Agreement under 2014 Equity and Cash Incentive Plan. (Incorporated by reference to Exhibit 10.16.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, File No. 001-08038.)

10.17**	First Amendment to Loan Agreement dated November 20, 2015 among Key Energy Services, Inc., each of the lenders from time to time party thereto, Bank of America, N.A., as administrative agent.

10.18**	Twenty-Second Amendment to Office Lease, dated May 12, 2015, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc.

10.19**	Twenty-Third Amendment to Office Lease, dated November 20, 2015, between Crescent 1301 McKinney, L.P. and Key Energy Services, Inc.

10.20†	Form of Cash Retention Award Agreement (Incorporated by reference to Exhibit 99.1 of our current report on Form 8-K file February 3, 2016, File No. 001-08038.)

10.21	Letter Agreement Regarding Continued Employment Terms, effective as of August 21, 2015, between Key Energy Services, Inc., Key Energy Services, LLC and Richard J. Alario (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 24, 2015, File No. 001-08038.)

10.22†	Transition Agreement between Key Energy Services, Inc. and Kim B. Clarke dated September 30, 2015. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on October 3, 2015, File No. 001-08038.)

21**	Significant Subsidiaries of the Company.

23**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.

ExhibitNo.	Description

31.2**	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of CEO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act. of 2002.

31.4*	Certification of CFO pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32***	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Interactive Data File.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.
*	Filed herewith.
**	Previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 4, 2016.
***	Previously furnished with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on March 4, 2016.