Form 10-Q
period 2016-03-31
KEY ENERGY SERVICES INC
filed 2016-05-13
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of May 3, 2016, the number of outstanding shares of common stock of the registrant was 160,995,578.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date of this report except as required by law. All of our written and oral forward-looking statements are expressly qualified by these cautionary statements and any other cautionary statements that may accompany such forward-looking statements.
Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

•	conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies;

•	volatility in oil and natural gas prices;

•	our ability to implement price increases or maintain pricing on our core services;

•	industry capacity;

•	increased labor costs or unavailability of skilled workers;

•	asset impairments or other charges;

•	the periodic low demand for our services and resulting operating losses and negative cash flows;

•	our highly competitive industry as well as operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	the economic, political and social instability risks of doing business in certain foreign countries;

•	significant costs and potential liabilities resulting from compliance with investigations relating to the possible violations the U.S. Foreign Corruption Practices Act and other applicable laws;

•	our historically high employee turnover rate and our ability to replace or add workers;

•	our ability to incur debt or long-term lease obligations;

•	our ability to implement technological developments and enhancements;

•	significant costs and liabilities resulting from environmental, health and safety laws and regulations, including those relating to hydraulic fracturing;

•	severe weather impacts on our business;

•	our ability to successfully identify, make and integrate acquisitions and our ability to finance future growth of our operations or future acquisitions;

•	the loss of one or more of our larger customers;

•	the impact of compliance with climate change legislation or initiatives;

•	our ability to generate sufficient cash flow to meet debt service obligations;

•	the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt, including our ability to comply with covenants under our current debt agreements;

•	an increase in our debt service obligations due to variable rate indebtedness;

•	our ability to receive shareholder approval at the 2016 annual meeting with respect to the reverse stock split proposal;

•	the delisting of our common stock from trading on the NYSE;

•
our inability to achieve our financial, capital expenditure and operational projections, including quarterly and annual projections of revenue and/or operating income and our inaccurate assessment of future activity levels, customer demand, and pricing stability which may not materialize (whether for Key as a whole or for geographic regions and/or     business segments individually);

•	our ability to execute our plans to withdraw from international markets outside North America;

•	our ability to achieve the benefits expected from acquisition and disposition transactions;

•	our ability to respond to changing or declining market conditions, including our ability to reduce the costs of labor, fuel, equipment and supplies employed and used in our businesses;

•	our ability to maintain sufficient liquidity;

•	the terms and conditions of any strategic transaction or alternative undertaken to restructure or refinance our indebtedness; and

•	other factors affecting our business described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,704	$204,354
Restricted cash	18,605	—
Accounts receivable, net of allowance for doubtful accounts of $21,526 and $20,951, respectively	84,929	115,992
Inventories	27,056	29,395
Other current assets	67,960	70,685
Total current assets	354,254	420,426
Property and equipment	2,345,961	2,376,388
Accumulated depreciation	(1,491,385)	(1,496,356)
Property and equipment, net	854,576	880,032
Intangible assets, net	4,443	5,883
Other non-current assets	12,773	21,457
TOTAL ASSETS	$1,226,046	$1,327,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,022	$30,740
Current portion of long-term debt	10,650	3,150
Other current liabilities	106,830	120,593
Total current liabilities	140,502	154,483
Long-term debt	954,719	961,700
Workers’ compensation, vehicular and health insurance liabilities	24,229	26,327
Deferred tax liabilities	14,031	14,252
Other non-current liabilities	33,695	30,746
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 161,020,295 and 157,543,259 shares issued and outstanding	16,102	15,754
Additional paid-in capital	965,951	966,637
Accumulated other comprehensive loss	(43,208)	(43,740)
Retained deficit	(879,975)	(798,361)
Total equity	58,870	140,290
TOTAL LIABILITIES AND EQUITY	$1,226,046	$1,327,798
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
REVENUES	$111,088	$267,799
COSTS AND EXPENSES:
Direct operating expenses	90,598	204,530
Depreciation and amortization expense	35,752	47,211
General and administrative expenses	46,245	67,644
Impairment expense	—	21,700
Operating loss	(61,507)	(73,286)
Interest expense, net of amounts capitalized	21,584	13,342
Other (income) loss, net	(1,231)	4,432
Loss before income taxes	(81,860)	(91,060)
Income tax benefit	246	31,384
NET LOSS	$(81,614)	$(59,676)
Loss per share:
Basic and diluted	$(0.51)	$(0.39)
Weighted average shares outstanding:
Basic and diluted	160,047	154,816
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
NET LOSS	$(81,614)	$(59,676)
Other comprehensive income (loss):
Foreign currency translation income (loss)	532	(697)
COMPREHENSIVE LOSS	$(81,082)	$(60,373)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(81,614)	$(59,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	35,752	47,211
Impairment expense	—	21,700
Bad debt expense	665	1,001
Accretion of asset retirement obligations	142	152
Loss (income) from equity method investments	83	(10)
Amortization and write-off of deferred financing costs and premium	1,306	490
Deferred income tax benefit	(252)	(11,692)
Loss on disposal of assets, net	1,934	2,246
Share-based compensation	2,313	3,523
Excess tax expense from share-based compensation	2,508	2,840
Changes in working capital:
Accounts receivable	30,653	60,214
Other current assets	5,038	4,711
Accounts payable, accrued interest and accrued expenses	(20,895)	(57,899)
Share-based compensation liability awards	(189)	599
Other assets and liabilities	(7,508)	(18,074)
Net cash used in operating activities	(30,064)	(2,664)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,701)	(18,995)
Proceeds from sale of fixed assets	7,435	2,890
Proceeds from notes receivable	—	400
Net cash provided by (used in) investing activities	4,734	(15,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(787)	—
Restricted cash	(18,605)	—
Proceeds from borrowings on revolving credit facility	—	91,000
Repayments on revolving credit facility	—	(61,000)
Payment of deferred financing costs	—	(125)
Repurchases of common stock	(143)	(210)
Excess tax expense from share-based compensation	(2,508)	(2,840)
Net cash provided by (used in) financing activities	(22,043)	26,825
Effect of changes in exchange rates on cash	(1,277)	159
Net increase (decrease) in cash and cash equivalents	(48,650)	8,615
Cash and cash equivalents, beginning of period	204,354	27,304
Cash and cash equivalents, end of period	$155,704	$35,919

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations in Mexico and Russia. In addition, we have a technology development and control systems business based in Canada.
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2015 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2015 Form 10-K.
Recent Accounting Developments
ASU 2016-09. In March 2016, the FASB Issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
ASU 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will replace the existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Additional disclosure requirements include qualitative disclosures along with specific quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
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
NOTE 3. ASSETS HELD FOR SALE
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. During the fourth quarter of 2015, the assets and related liabilities of our Russian business unit which is included in our International reporting segment met the criteria for assets held for sale. We expect this sale to occur by the end of 2016.
During the third quarter of 2015, certain assets of our Enhanced Oilfield Technology business unit, which is included in our Fishing and Rental reporting segment, met the criteria for assets held for sale. This sale was completed in the first quarter of 2016.
The following assets and related liabilities of our Russian business unit are classified as held for sale on our March 31, 2016 condensed consolidated balance sheet (in thousands):

Current assets:
Cash and cash equivalents	$250
Accounts receivable	3,105
Total current assets	3,355
Current liabilities:
Accounts payable	354
Other current liabilities	630
Total current liabilities	984
Net Assets	$2,371

NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2016 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2015	157,543	$15,754	$966,637	$(43,740)	$(798,361)	$140,290
Foreign currency translation	—	—	—	532	—	532
Common stock purchases	(449)	(45)	(98)	—	—	(143)
Share-based compensation	3,926	393	1,920	—	—	2,313
Tax expense from share-based compensation	—	—	(2,508)	—	—	(2,508)
Net loss	—	—	—	—	(81,614)	(81,614)
Balance at March 31, 2016	161,020	$16,102	$965,951	$(43,208)	$(879,975)	$58,870
A reconciliation of the total carrying amount of our equity accounts for three months ended March 31, 2015 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2014	153,557	$15,356	$960,647	$(37,280)	$119,340	$1,058,063
Foreign currency translation	—	—	—	(697)	—	(697)
Common stock purchases	(106)	(11)	(199)	—	—	(210)
Share-based compensation	2,517	252	2,753	—	—	3,005
Tax expense from share-based compensation	—	—	(2,840)	—	—	(2,840)
Net loss	—	—	—	—	(59,676)	(59,676)
Balance at March 31, 2015	155,968	$15,597	$960,361	$(37,977)	$59,664	$997,645
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Other current assets:
Deferred tax assets	$10,131	$10,131
Prepaid current assets	21,352	23,287
Reinsurance receivable	8,165	8,409
VAT asset	12,437	12,784
Current assets held for sale	3,355	4,691
Other	12,520	11,383
Total	$67,960	$70,685

The table below presents comparative detailed information about other non-current assets at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Other non-current assets:
Deferred tax assets	$—	$6,260
Reinsurance receivable	8,728	8,877
Deposits	2,578	3,463
Equity method investments	943	1,026
Non-current assets held for sale	—	1,209
Other	524	622
Total	$12,773	$21,457
The table below presents comparative detailed information about other current liabilities at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$16,657	$19,578
Accrued operating expenditures	9,372	12,514
Income, sales, use and other taxes	20,083	24,833
Self-insurance reserve	27,909	30,029
Accrued interest	12,162	23,685
Accrued insurance premiums	2,344	3,588
Current liabilities held for sale	984	529
Other	17,319	5,837
Total	$106,830	$120,593
The table below presents comparative detailed information about other non-current liabilities at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$11,902	$12,218
Environmental liabilities	4,925	5,520
Accrued rent	738	192
Accrued sales, use and other taxes	10,967	11,137
Other	5,163	1,679
Total	$33,695	$30,746

NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Noncompete agreements:
Gross carrying value	$1,535	$1,535
Accumulated amortization	(1,338)	(1,289)
Net carrying value	197	246
Patents, trademarks and tradenames:
Gross carrying value	400	1,329
Accumulated amortization	(313)	(302)
Net carrying value	87	1,027
Customer relationships and contracts:
Gross carrying value	40,650	41,996
Accumulated amortization	(37,730)	(38,705)
Net carrying value	2,920	3,291
Developed technology:
Gross carrying value	4,778	4,778
Accumulated amortization	(3,539)	(3,459)
Net carrying value	1,239	1,319
Total:
Gross carrying value	48,139	50,417
Accumulated amortization	(43,696)	(44,534)
Net carrying value	$4,443	$5,883
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2016	2017	2018	2019	2020	2021
		(in thousands)
Noncompete agreements	1.5	$117	$80	$—	$—	$—	$—
Trademarks	2.2	30	40	17	—	—	—
Customer relationships and contracts	3.4	929	989	431	341	230	—
Developed technology	4.0	237	316	316	243	127	—
Total expected intangible asset amortization expense		$1,313	$1,425	$764	$584	$357	$—
Amortization expense for our intangible assets was $0.5 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7. LONG-TERM DEBT
As of March 31, 2016 and December 31, 2015, the components of our long-term debt were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
Term Loan Facility due 2020	312,638	313,425
Senior Secured Credit Facility revolving loans due 2016	—	—
Debt issuance costs and unamortized premium (discount) on debt, net	(22,269)	(23,575)
Total	965,369	964,850
Less current portion	(10,650)	(3,150)
Long-term debt	$954,719	$961,700
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
The 2021 Notes are subject to redemption at any time and from time to time at our option, in whole or in part, at the redemption prices below (expressed as percentages of the principal amount redeemed), plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on March 1 of the years indicated below:

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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2016, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of March 31, 2016.

ABL Facility
On June 1, 2015, the Company entered into a Loan and Security Agreement (the “ABL Facility”), among the Company and Key Energy Services, LLC, as the Borrowers (collectively, the “ABL Borrowers”), certain subsidiaries of the ABL Borrowers named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “ABL Lenders”), Bank of America, N.A., as Administrative Agent for the Lenders (the “ABL Administrative Agent”), and Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Collateral Agents for the Lenders. The ABL Facility provides for aggregate initial commitments from the ABL Lenders of $100 million (the “Commitments”) and matures on February 28, 2020.
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
The ABL Facility contains customary events of default, the occurrence of which entitle the ABL Lenders to accelerate the maturity of amounts outstanding under the ABL Facility and exercise other customary remedies including an event of default that is triggered if, immediately after any cash payment of a settlement of the FCPA Matter (and after any cash or borrowings under the ABL Facility are used to fund such payment), (i) the Company shall fail to be in compliance with the Minimum Liquidity Covenant or (ii) if any loans under the ABL Facility are outstanding on the date of such cash payment, availability under the ABL Facility is less than 33% of the borrowing base in effect on such date.
As of March 31, 2016, we have no borrowings outstanding under the ABL Facility and $45.8 million of letters of credit outstanding with borrowing capacity of $25.9 million available subject to covenant constraints under our ABL Facility.
Term Loan Facility
On June 1, 2015, the Company entered into a Term Loan and Security Agreement (the “Term Loan Facility”), among the Company, as Borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”), Cortland Capital Market Services LLC, as Agent for the Lenders(the “Term Loan Administrative Agent”), and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.
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
Covenant Compliance
As of March 31, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes and under the ABL Facility and the Term Loan Facility (collectively, the “Facilities”), subject to the matter described below.
In calculating the Asset Coverage Ratio under the Term Loan Facility and the ABL Facility, the value of certain of the Term Priority Collateral used in calculating the Asset Coverage Ratio is determined pursuant to an appraisal required to be obtained by the Company and provided to the Term Loan Administrative Agent and the ABL Administrative Agent (collectively, the “Administrative Agents”) in connection with the delivery to the Administrative Agents of the Company’s year-end and June 30 financial statements. In addition, the Term Loan Lenders are permitted to request an additional appraisal once each fiscal year.
Based on the appraisal obtained by the Company and delivered to the Administrative Agents with our financial statements for the year ended December 31, 2015, we were in compliance with the Asset Coverage Ratio as of March 31, 2016. However, during the first quarter of 2016, certain of the Term Loan Lenders requested a new appraisal from a different appraiser, and, based on that appraisal, certain of the Term Loan Lenders have alleged that we were not in compliance with the Asset Coverage Ratio as of March 31, 2016. Although the Company disagrees with the validity of the appraisal commissioned by the Term Loan Lenders, and has reserved certain of its rights to contest such appraisal, we entered into a Forbearance Agreement dated as of May 11, 2016 (the “Forbearance Agreement”) with certain of the Term Loan Lenders pursuant to which such lenders agreed that, subject to the terms and conditions of the Forbearance Agreement, they would forbear through June 6, 2016 from exercising remedies available to them under the Term Loan Facility as a result of our alleged non-compliance with the Asset Coverage Ratio under the Term Loan Facility. As consideration for the Term Loan Lenders’ forbearance, we prepaid $7.5 million in principal and accrued interest under the Term Loan Facility. We also entered into a Limited Consent and Forbearance Agreement dated May 11, 2016 (the “Limited Consent”) with certain of the ABL Lenders pursuant to which such lenders consented to the prepayment we made under the Term Loan Facility and agreed to a substantially similar forbearance.The forbearance provided by the Term Loan Lenders and the ABL Lenders is subject to termination under certain circumstances, including if a default or event of default occurs under the Term Loan Facility or, in the case of the Term Loan Agreement, if we terminate discussions with the Term Loan Lenders related to the negotiation and implementation of an amendment and/or restatement of the Term Loan Facility.
In addition to entering into the Forbearance Agreement and the Limited Consent, we included additional collateral that was omitted from the Term Loan Lenders’ appraisal, and we believe that the inclusion of this additional collateral, together with the $7.5 million prepayment made to the Term Loan Lenders, results in the cure of the alleged default, as contemplated in each facility, and our being in compliance with the Asset Coverage Ratio under both Facilities as of March 31, 2016.
Liquidity and Capital Resources
Our ability to fund our operations, pay the principal and interest on our long-term debt and satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations. Cash used in operations was $22.4 million during 2015 and $30.1 million during the quarter ended March 31, 2016, and, if industry conditions do not improve, we are likely to continue to have significant negative cash flows from operations during the remainder of 2016.
We believe that our current reserves of cash and availability under our ABL facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months. However, in light of the current conditions in our industry, our significant negative cash flow, our high level of indebtedness and diminishing liquidity and the risk that we may be unable to remain in compliance with the financial ratios in our Facilities, we continue to analyze a variety of transactions and alternatives designed to reduce our debt and improve our liquidity, and we are in active discussions with our lenders and noteholders regarding such transactions and alternatives. No assurance can be given, however, that we will be able to implement any such transaction or alternative, if necessary, on commercially reasonable terms or at all, and, even if we are successful in implementing a strategic transaction or alternative, such transaction or alternative may not be successful in allowing us to meet our debt obligations and improving our liquidity.
If we breach the covenants under our debt agreements or otherwise default under those agreements or if we lack sufficient liquidity to satisfy our debt or other obligations, then, in the absence of a strategic transaction or alternative, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. As a result, implementation of a strategic transaction or alternative or a bankruptcy proceeding could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in the Company.
Additionally, if we default under one or more of our debt agreements, the ABL Lenders will no longer be obligated to extend credit to us. Finally, access to the liquidity provided by our ABL Facility is predicated upon the absence of a default under the ABL Facility and our other debt agreements and on our ability to satisfy the conditions to borrowing, which among other things require that the representations and warranties under the ABL Facility, including representations and warranties related to our solvency and the absence of a material adverse effect, remain true and correct and that we not be in violation of any of the covenants in the ABL Facility.
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the three months ended March 31, 2016 were as follows:

Three Months Ended
March 31, 2016
(in thousands)
ABL Facility	—%
Term Loan Facility	10.25%
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of March 31, 2016, $2.0 million of letters of credit were outstanding under the facility.
NOTE 8. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other (income) loss, net” for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest income	$(132)	$(15)
Foreign exchange (gain) loss	(252)	1,260
Allowance for collectibility of notes receivable	—	3,950
Other, net	(847)	(763)
Total	$(1,231)	$4,432

NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended March 31, 2016 and 2015 were 0.3% and 34.5%, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. In 2015, due to the history of losses in recent years and the current downturn in the oil and gas industry, management has determined it is more likely than not that we will not be able to realize a substantial portion of our net deferred tax assets.
As of March 31, 2016 and December 31, 2015, we had $0.4 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax expense of less than $0.1 million for the three months ended March 31, 2016 and 2015, related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2012.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of less than $0.1 million for the payment of interest and penalties as of March 31, 2016 and December 31, 2015. We believe that it is reasonably possible that $0.1 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits. No release of our deferred tax asset valuation allowance was made during the three months ended March 31, 2016 and 2015.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $1.7 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of March 31, 2016. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Since January 2014, the Company has been cooperating with investigations by the Department of Justice and the Securities and Exchange Commission into possible violations by the Company of the Foreign Corrupt Practices Act (“FCPA”). On April 28, 2016, the Company announced that the Department of Justice had closed its investigation and that the Department had decided to decline prosecution of the Company. In addition, the Company has been engaged in negotiations with the staff of the Division of Enforcement of the SEC in an effort to reach a resolution of the staff’s investigation related to these same matters. the Company has reached an agreement in principle with the staff on the terms of a proposed offer of settlement, which must be presented to the Commission for approval. While there is no assurance that the offer of settlement will be accepted by the Commission, the Company is optimistic that the proposed resolution will become final in the second quarter of 2016. In connection with the offer of settlement, the Company has accrued a liability in the amount of $5 million.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California’s wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. On December 22, 2015, that court issued an order granting in part and denying in part a class certification motion. The court certified a class of hourly paid, non-exempt oilfield employees who allege they did not receive reimbursement for all business expenses and allege they did not receive all rest breaks required by California law. The court did not determine whether Key is liable to any of the class members. Plaintiffs have moved to reconsider the class certification ruling, and the Court has taken that motion under submission. In addition, the parties are working on scheduling a mediation. The court in one of the remaining cases that had been stayed pending the outcome of the class certification motion recently issued an order lifting the stay, and the parties have agreed to an amended complaint. No date has been set for class certification. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. Because these cases are at an early stage, we cannot estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) thereunder, and Rule 10(b)-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint added Taylor M. Whichard III and Newton W. Wilson III as defendants, and sought to represent a class of purchasers of the Company’s stock between September 4, 2012 and July 17, 2014. Defendants Key Energy Services, Inc., Richard J. Alario, J. Marshall Dodson and Newton W. Wilson III filed a Motion to Dismiss on April 14, 2015. Defendant Taylor M. Whichard III filed a Joinder in Motion and Motion to Dismiss on the same date. Lead plaintiff filed an opposition to that motion, and all defendants filed reply briefs in support of the motion. On April 1, 2016, the Court issued its Opinion and Order granting the defendants’ Motion to Dismiss. The Court allowed the lead plaintiff 20 days to file another amended complaint or to inform the Court that it no longer wishes to proceed with the suit. On April 20, 2016, the lead plaintiff notified the Court that it did not intend to amend its complaint. On April 26, 2016, the Court entered a final judgment dismissing the case. The deadline for the lead plaintiff to appeal the dismissal of its suit has not yet expired. Accordingly, we cannot estimate any possible loss or range of loss.
In addition, in a letter dated September 4, 2014, a purported shareholder of the Company demanded that the Board commence an independent internal investigation into and legal proceedings against each member of the Board, a former member of the Board and certain officers of the Company for alleged violations of Maryland and/or federal law. The letter alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) improperly accounting for goodwill, (ii) causing the Company to potentially violate the FCPA, resulting in an investigation by the SEC, (iii) causing the Company to engage in improper conduct related to the Company’s Russia operations; and (iv) making false statements regarding, and failing to properly account for, certain contracts with Pemex. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The Board of Directors referred the demand letter to a special committee of the Board. We cannot predict the outcome of this matter.
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). We agreed to conditional certification in the first lawsuit and notice of the case issued to 56 putative class members.  Roughly 20% of the eligible putative class members timely filed a notice of consent to join the lawsuit. We will soon begin merit-based discovery in the first lawsuit, which we expect to last at least six months. We also agreed to conditional certification in the second lawsuit and notice of the case recently issued to 14 putative class members. Nine putative class members, including the named plaintiff, have filed a notice of consent to join the lawsuit and the deadline to join expired on April 4, 2016. The parties will begin merit-based discovery in the second case soon. Because merit based discovery has not commenced, we cannot predict the outcome of these cases at this time. Accordingly, we cannot estimate any possible loss or range of loss for either case.
In May 2015, a class and collective action lawsuit was filed in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act. We agreed to conditional certification of a putative class and notice issued to 174 putative class members. The notice period closed in early February and roughly 15% of eligible putative class members timely filed consents to join the lawsuit. The parties will soon begin merit-based discovery in this case, which will likely last six to nine months. Because merit based discovery has not begun, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss for this case.

In November 2015, the Santa Barbara County District Attorney filed a criminal complaint against two former employees and Key, specifically alleging three counts of violations of California Labor Code section 6425(a) against Key. The complaint seeks unspecified penalties against Key related to an October 12, 2013 accident which resulted in the death of one Key employee at a drilling site near Santa Maria, California. An arraignment was held on February 10, 2016, where Key and its former employees pleaded not guilty to all charges. Because the matter is in early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
On or about November 23, 2015, the North Dakota Industrial Commission (“NDIC”) filed a notice in the county of Burleigh County, ND alleging statutory violations by Key Energy Services, LLC, as operator of two salt water disposal wells in the state of North Dakota. The NDIC has pled for approximately $888,000 in fines and costs. The Company is currently in discussions with the NDIC and is not able to estimate any possible loss or range of loss at this time.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2016 and December 31, 2015, we have recorded $54.0 million and $56.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $16.9 million and $17.3 million of insurance receivables as of March 31, 2016 and December 31, 2015, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of March 31, 2016 and December 31, 2015, we have recorded $4.9 million and $5.5 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(81,614)	$(59,676)
Denominator
Weighted average shares outstanding	160,047	154,816
Basic and diluted loss per share	$(0.51)	$(0.39)
Stock options and stock appreciation rights (“SARs”) are included in the computation of diluted loss per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding.

The company has issued potentially dilutive instruments such as stock options and SARs. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following shows potentially dilutive instruments:

	Three Months Ended
	March 31,
	2016	2015
	(in thousands)
Stock options	812	1,319
SARs	240	315
No events occurred after March 31, 2016 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.4 million and $4.1 million during the three months ended March 31, 2016 and 2015, respectively. We did not capitalize any share-based compensation during the three months ended March 31, 2016 and 2015.
The unrecognized compensation cost related to our unvested restricted stock as of March 31, 2016 is estimated to be $4.4 million and is expected to be recognized over a weighted-average period of 1.6 years. All outstanding stock options are vested and there are no unrecognized cost related to our stock options as of March 31, 2016.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of March 31, 2016, the fair value of outstanding performance units was $0.2 million, and is being accreted to compensation expense over the vesting terms of the awards. As of March 31, 2016, the unrecognized compensation cost related to our unvested performance units is estimated to be $0.1 million and is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $1.8 million and $5.1 million for the three months ended March 31, 2016 and 2015, respectively. Receivables outstanding from Anadarko were approximately $0.6 million and $0.9 million as of March 31, 2016 and December 31, 2015, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2016 and December 31, 2015.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial liabilities:
6.75% Senior Notes due 2021	$675,000	$136,755	$675,000	$175,568
Term Loan Facility due 2020	312,638	312,638	313,425	313,425
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of March 31, 2016 was $675.0 million, and the fair value was $136.8 million (20.3% of carrying value).
Term Loan Facility due 2020. Because the variable interest rates of these loans approximate current market rates, the fair values of the loans borrowed under this facility approximate their carrying values.
NOTE 15. SEGMENT INFORMATION
Our reportable business segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico and Russia and our Canadian subsidiary. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.
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

Financial Summary
The following tables set forth our unaudited segment information as of and for the three months ended March 31, 2016 and 2015 (in thousands):

As of and for the three months ended March 31, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$58,988	$22,670	$9,531	$16,283	$3,616	$—	$—	$111,088
Intersegment revenues	245	309	40	987	140	—	(1,721)	—
Depreciation and amortization	14,905	5,880	2,986	7,182	2,237	2,562	—	35,752
Other operating expenses	50,449	23,062	12,694	13,113	6,439	31,086	—	136,843
Operating loss	(6,366)	(6,272)	(6,149)	(4,012)	(5,060)	(33,648)	—	(61,507)
Interest expense, net of amounts capitalized	—	—	—	—	—	21,584	—	21,584
Loss before income taxes	(6,362)	(6,268)	(6,076)	(4,014)	(4,497)	(54,643)	—	(81,860)
Long-lived assets(1)	482,588	123,400	52,113	120,984	53,894	174,785	(135,972)	871,792
Total assets	1,323,797	262,688	131,421	482,133	175,044	(737,293)	(411,744)	1,226,046
Capital expenditures	140	820	101	1,084	364	192	—	2,701

As of and for the three months ended March 31, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$120,822	$50,755	$31,017	$42,690	$22,515	$—	$—	$267,799
Intersegment revenues	263	308	—	1,802	1,367	542	(4,282)	—
Depreciation and amortization	14,710	7,722	5,767	8,964	6,829	3,219	—	47,211
Impairment expense	—	—	21,700	—	—	—	—	21,700
Other operating expenses	98,112	41,557	27,372	33,782	25,297	46,054	—	272,174
Operating income (loss)	8,000	1,476	(23,822)	(56)	(9,611)	(49,273)	—	(73,286)
Interest expense, net of amounts capitalized	—	—	—	—	—	13,342	—	13,342
Income (loss) before income taxes	8,032	1,524	(23,820)	(226)	(10,631)	(65,939)	—	(91,060)
Long-lived assets(1)	796,710	177,308	170,972	324,197	256,741	269,613	(153,366)	1,842,175
Total assets	1,609,337	297,450	257,599	664,370	390,886	(606,273)	(390,969)	2,222,400
Capital expenditures	9,661	1,294	2,114	3,495	1,366	1,065	—	18,995

(1)	Long-lived assets include fixed assets, goodwill, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.

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

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$159,025	$132,720	$62,509	$—	$354,254
Property and equipment, net	—	829,364	25,212	—	854,576
Intercompany notes and accounts receivable and investment in subsidiaries	2,061,038	1,426,173	23,085	(3,510,296)	—
Other assets	—	14,261	2,955	—	17,216
TOTAL ASSETS	$2,220,063	$2,402,518	$113,761	$(3,510,296)	$1,226,046
Liabilities and equity:
Current liabilities	$31,403	$70,193	$38,906	$—	$140,502
Long-term debt	954,719	—	—	—	954,719
Intercompany notes and accounts payable	1,162,648	2,671,057	272,137	(4,105,842)	—
Deferred tax liabilities	6,166	—	7,865	—	14,031
Other long-term liabilities	6,273	51,087	564	—	57,924
Equity	58,854	(389,819)	(205,711)	595,546	58,870
TOTAL LIABILITIES AND EQUITY	$2,220,063	$2,402,518	$113,761	$(3,510,296)	$1,226,046

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$202,688	$192,083	$25,655	$—	$420,426
Property and equipment, net	—	869,150	10,882	—	880,032
Intercompany notes and accounts receivable and investment in subsidiaries	2,107,092	1,226,433	87,435	(3,420,960)	—
Other assets	—	16,885	10,455	—	27,340
TOTAL ASSETS	$2,309,780	$2,304,551	$134,427	$(3,420,960)	$1,327,798
Liabilities and equity:
Current liabilities	$35,233	$101,594	$17,656	$—	$154,483
Long-term debt	961,700	—	—	—	961,700
Intercompany notes and accounts payable	1,162,648	2,731,926	125,565	(4,020,139)	—
Deferred tax liabilities	3,658	15,159	(4,565)	—	14,252
Other long-term liabilities	6,267	50,229	577	—	57,073
Equity	140,274	(594,357)	(4,806)	599,179	140,290
TOTAL LIABILITIES AND EQUITY	$2,309,780	$2,304,551	$134,427	$(3,420,960)	$1,327,798

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$107,472	$3,756	$(140)	$111,088
Direct operating expense	—	86,807	3,923	(132)	90,598
Depreciation and amortization expense	—	34,534	1,218	—	35,752
General and administrative expense	193	43,598	2,454	—	46,245
Operating loss	(193)	(57,467)	(3,839)	(8)	(61,507)
Interest expense, net of amounts capitalized	21,584	—	—	—	21,584
Other income, net	(645)	(143)	(558)	115	(1,231)
Loss before income taxes	(21,132)	(57,324)	(3,281)	(123)	(81,860)
Income tax (expense) benefit	(6)	—	252	—	246
Net loss	$(21,138)	$(57,324)	$(3,029)	$(123)	$(81,614)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$249,407	$22,951	$(4,559)	$267,799
Direct operating expense	—	189,626	17,295	(2,391)	204,530
Depreciation and amortization expense	—	44,439	2,772	—	47,211
General and administrative expense	221	65,635	3,951	(2,163)	67,644
Impairment expense	—	21,700	—	—	21,700
Operating loss	(221)	(71,993)	(1,067)	(5)	(73,286)
Interest expense, net of amounts capitalized	13,342	—	—	—	13,342
Other (income) loss, net	(318)	4,041	709	—	4,432
Loss before income taxes	(13,245)	(76,034)	(1,776)	(5)	(91,060)
Income tax benefit	30,862	77	445	—	31,384
Net income (loss)	$17,617	$(75,957)	$(1,331)	$(5)	$(59,676)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(31,902)	$1,838	$—	$(30,064)
Cash flows from investing activities:
Capital expenditures	—	(2,701)	—	—	(2,701)
Intercompany notes and accounts	—	21,596	—	(21,596)	—
Other investing activities, net	—	7,435	—	—	7,435
Net cash provided by investing activities	—	26,330	—	(21,596)	4,734
Cash flows from financing activities:
Repayments of long-term debt	(787)	—	—	—	(787)
Restricted stock	(18,605)	—	—	—	(18,605)
Repurchases of common stock	(143)	—	—	—	(143)
Intercompany notes and accounts	(21,596)	—	—	21,596	—
Other financing activities, net	(2,508)	—	—	—	(2,508)
Net cash used in financing activities	(43,639)	—	—	21,596	(22,043)
Effect of changes in exchange rates on cash	—	—	(1,277)	—	(1,277)
Net increase (decrease) in cash and cash equivalents	(43,639)	(5,572)	561	—	(48,650)
Cash and cash equivalents at beginning of period	191,065	10,024	3,265	—	204,354
Cash and cash equivalents at end of period	$147,426	$4,452	$3,826	$—	$155,704

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash used in operating activities	$—	$(1,409)	$(1,255)	$—	$(2,664)
Cash flows from investing activities:
Capital expenditures	—	(18,327)	(668)	—	(18,995)
Intercompany notes and accounts	—	16,132	—	(16,132)	—
Other investing activities, net	—	3,290	—	—	3,290
Net cash provided by (used in) investing activities	—	1,095	(668)	(16,132)	(15,705)
Cash flows from financing activities:
Proceeds from borrowings on revolving credit facility	91,000	—	—	—	91,000
Repayments on revolving credit facility	(61,000)	—	—	—	(61,000)
Payment of deferred financing costs	(125)	—	—	—	(125)
Repurchases of common stock	(210)	—	—	—	(210)
Intercompany notes and accounts	(16,132)	—	—	16,132	—
Other financing activities, net	(2,840)	—	—	—	(2,840)
Net cash provided by financing activities	10,693	—	—	16,132	26,825
Effect of changes in exchange rates on cash	—	—	159	—	159
Net increase (decrease) in cash and cash equivalents	10,693	(314)	(1,764)	—	8,615
Cash and cash equivalents at beginning of period	19,949	450	6,905	—	27,304
Cash and cash equivalents at end of period	$30,642	$136	$5,141	$—	$35,919

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and have operations in Mexico and Russia. In addition, we have a technology development and control systems business based in Canada.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2016 and 2015, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K and Part 1A. Risk Factors of our 2015 Form 10-K.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2016:
First Quarter	$33.35	$1.99	524

2015:
First Quarter	$48.49	$2.90	1,353
Second Quarter	$57.85	$2.75	876
Third Quarter	$46.49	$2.76	833
Fourth Quarter	$41.94	$2.12	744

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key’s U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2015 through the first quarter of 2016:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2016:	U.S.	International	Total
First Quarter	153,417	5,715	159,132	217,429	63
Total 2016	153,417	5,715	159,132	217,429	63

2015:
First Quarter	271,005	36,950	307,955	418,032	62
Second Quarter	232,169	25,555	257,724	342,271	63
Third Quarter	226,953	13,330	240,283	309,601	64
Fourth Quarter	203,252	8,279	211,531	247,979	62
Total 2015	933,379	84,114	1,017,493	1,317,883	251

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET CONDITIONS AND OUTLOOK
Market and Business Conditions — Quarter Ended March 31, 2016
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries.
Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and that trend has continued into 2016. As a result, the rig count and demand for our products and services has declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially.
Further deterioration in oil prices early in the first quarter drove another sequential decline in oilfield services activity. While we have sought to anticipate incremental activity declines and have undertaken to reshape our organizational and cost structure to mitigate the negative impact of these declines, we have continued to experience negative operating results and cash flows from operations. During the first quarter of 2016, we recorded a net loss of $81.6 million and had negative cash flows from operating activities of $30.1 million. If industry conditions do not improve, we are likely to continue to suffer net losses and negative cash flows from operations.
Additionally, our liquidity declined by approximately $50 million during the first quarter of 2016 as we made two interest payments on our outstanding debt instruments totaling approximately $32 million and placed approximately $19 million of cash into restricted cash in order to maintain the borrowing base under our asset-based credit facility.
Market and Business Outlook
Although oil prices have improved more recently, we have not experienced an uptick in activity levels commensurate with that of oil prices. We believe that our customers need some level of confidence that oil will stay in a reasonably economic range in order to materially resume activity. We believe that as activity picks up in the oilfield, our production services businesses will benefit from the backlog of deferred maintenance on existing wells. However, each of our customers will act independently, with different economics thresholds and spending cycles, so the timing associated with a material activity improvement is difficult to predict.
As a result, in light of the current conditions in our industry, our significant negative cash flow, our levels of indebtedness and liquidity and the risk that we may be unable to remain in compliance with the financial ratios in our Facilities, we continue to analyze a variety of transactions and alternatives designed to reduce our debt and improve our liquidity, and we are in active discussions with our lenders and noteholders regarding transactions and alternatives to address our level of indebtedness and liquidity. These matters are discussed more fully below under “Liquidity and Capital Resources.”

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended
	March 31,
	2016	2015
REVENUES	$111,088	$267,799
COSTS AND EXPENSES:
Direct operating expenses	90,598	204,530
Depreciation and amortization expense	35,752	47,211
General and administrative expenses	46,245	67,644
Impairment expense	—	21,700
Operating loss	(61,507)	(73,286)
Interest expense, net of amounts capitalized	21,584	13,342
Other (income) loss, net	(1,231)	4,432
Loss before income taxes	(81,860)	(91,060)
Income tax benefit	246	31,384
NET LOSS	$(81,614)	$(59,676)
Consolidated Results of Operations — Three Months Ended March 31, 2016 and 2015
Revenues
Our revenues for the three months ended March 31, 2016 decreased $156.7 million, or 58.5%, to $111.1 million from $267.8 million for the three months ended March 31, 2015, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of reduced customer activity in Russia and the exit of operations in the Middle East and South America. See “Segment Operating Results — Three Months Ended March 31, 2016 and 2015” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $113.9 million, to $90.6 million (81.6% of revenues), for the three months ended March 31, 2016, compared to $204.5 million (76.4% of revenues) for the three months ended March 31, 2015. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $11.5 million, or 24.3%, to $35.8 million during the three months ended March 31, 2016, compared to $47.2 million for the three months ended March 31, 2015. The decrease is primarily attributable to the impairment of certain fixed assets and decreases in capital expenditures.
General and Administrative Expenses
General and administrative expenses decreased $21.4 million, to $46.2 million (41.6% of revenues), for the three months ended March 31, 2016, compared to $67.6 million (25.3% of revenues) for the three months ended March 31, 2015. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages and a decrease in expenses related to FCPA investigations.
Impairment Expense
No impairment was recorded during the three months ended March 31, 2016. During the three months ended March 31, 2015, we recorded a $21.7 million impairment of goodwill in our Coiled Tubing Services segment related to the finalization of our 2014 goodwill impairment testing.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $8.2 million, or 61.8%, to $21.6 million for the three months ended March 31, 2016, compared to $13.3 million for the same period in 2015. The increase is primarily related to increased borrowings and interest rate under the new Term Loan Facility for the three months ended March 31, 2016 compared to the same period in 2015.

Other (Income) Loss, Net
During the three months ended March 31, 2016, we recognized other income, net, of $1.2 million, compared to other loss, net, of $4.4 million for the three months ended March 31, 2015. A $4.0 million allowance for the collectibility of our notes receivable related to the sale of our operations in Argentina was recorded in the first quarter of 2015. Our foreign exchange (gain) loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest income	$(132)	$(15)
Foreign exchange (gain) loss	(252)	1,260
Allowance for collectibility of notes receivable	—	3,950
Other, net	(847)	(763)
Total	$(1,231)	$4,432
Income Tax Benefit
We recorded an income tax benefit of $0.2 million on a pre-tax loss of $81.9 million for the three months ended March 31, 2016, compared to an income tax benefit of $31.4 million on a pre-tax loss of $91.1 million for the same period in 2015. Our effective tax rate was 0.3% for the three months ended March 31, 2016, compared to 34.5% for the three months ended March 31, 2015. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended March 31, 2016 and 2015
The following table shows operating results for each of our segments for the three months ended March 31, 2016 and 2015 (in thousands):

For the three months ended March 31, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$58,988	$22,670	$9,531	$16,283	$3,616	$—	$111,088
Operating expenses	65,354	28,942	15,680	20,295	8,676	33,648	172,595
Operating loss	(6,366)	(6,272)	(6,149)	(4,012)	(5,060)	(33,648)	(61,507)

For the three months ended March 31, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$120,822	$50,755	$31,017	$42,690	$22,515	$—	$267,799
Operating expenses	112,822	49,279	54,839	42,746	32,126	49,273	341,085
Operating income (loss)	8,000	1,476	(23,822)	(56)	(9,611)	(49,273)	(73,286)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $61.8 million, or 51.2%, to $59.0 million for the three months ended March 31, 2016, compared to $120.8 million for the three months ended March 31, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our U.S. Rig Services segment were $65.4 million for the three months ended March 31, 2016, which represented a decrease of $47.5 million, or 42.1%, compared to $112.8 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $28.1 million, or 55.3%, to $22.7 million for the three months ended March 31, 2016, compared to $50.8 million for the three months ended March 31, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $28.9 million for the three months ended March 31, 2016, which represented a decrease of $20.3 million, or 41.3%, compared to $49.3 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $21.5 million, or 69.3%, to $9.5 million for the three months ended March 31, 2016, compared to $31.0 million for the three months ended March 31, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $15.7 million for the three months ended March 31, 2016, which represented a decrease of $39.2 million, or 71.4%, compared to $54.8 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels and no impairment expense compared to a $21.7 million impairment in 2015.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $26.4 million, or 61.9%, to $16.3 million for the three months ended March 31, 2016, compared to $42.7 million for the three months ended March 31, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $20.3 million for the three months ended March 31, 2016, which represented a decrease of $22.5 million, or 52.5%, compared to $42.7 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $18.9 million, or 83.9%, to $3.6 million for the three months ended March 31, 2016, compared to $22.5 million for the three months ended March 31, 2015. The decrease was primarily attributable to lower customer activity in Russia and the exit of operations in the Middle East and South America.
Operating expenses for our International segment decreased $23.5 million, or 73.0%, to $8.7 million for the three months ended March 31, 2016, compared to $32.1 million for the three months ended March 31, 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due to lower activity.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $15.6 million, or 31.7%, to $33.6 million (30.3% of consolidated revenues) for the three months ended March 31, 2016 compared to $49.3 million (18.4% of consolidated revenues) for the same period in 2015. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in legal expenses related to the FCPA investigations.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of March 31, 2016, we had cash and cash equivalents of $155.7 million compared to $204.4 million as of December 31, 2015. Our working capital was $213.8 million as of March 31, 2016, compared to $265.9 million as of December 31, 2015. Our working capital decreased from the prior year end primarily as a result of a decrease in cash and cash equivalents and accounts receivable partially offset by a decrease in accounts payable and increase in restricted cash. Our cash balance declined by $48.7 million during the first quarter of 2016 primarily as a result of our making two interest payments on our outstanding debt instruments totaling $31.7 million and moving approximately $18.6 million to restricted cash in order to maintain the borrowing base under our ABL Facility. As of March 31, 2016, we had no borrowings outstanding and $45.8 million in committed letters of credit outstanding under our ABL Facility with borrowing capacity of $25.9 million available subject to covenant constraints under that facility.
The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(30,064)	$(2,664)
Cash paid for capital expenditures	(2,701)	(18,995)
Proceeds received from sale of fixed assets	7,435	2,890
Proceeds from notes receivable	—	400
Repayments of long-term debt	(787)	—
Restricted cash	(18,605)	—
Proceeds from borrowings on revolving credit facility	—	91,000
Repayments on revolving credit facility	—	(61,000)
Payment of deferred financing costs	—	(125)
Other financing activities, net	(2,651)	(3,050)
Effect of exchange rates on cash	(1,277)	159
Net increase (decrease) in cash and cash equivalents	$(48,650)	$8,615
Cash used in operating activities was $30.1 million for the three months ended March 31, 2016 compared to cash used in operating activities of $2.7 million for the three months ended March 31, 2015. Cash used by operating activities for the three months ended March 31, 2016 was primarily related to net loss adjusted for noncash items. Cash used by operating activities for the three months ended March 31, 2015 was primarily related to decrease in deferred tax liabilities partially offset by net loss adjusted for noncash items.
Cash provided by investing activities was $4.7 million for three months ended March 31, 2016 compared to cash used in investing activities of $15.7 million for three months ended March 31, 2015. Cash inflows during these periods consisted primarily of proceeds from sales of fixed assets. Cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures through March 31, 2016 primarily relate to maintenance of our equipment.
Cash used in financing activities was $22.0 million for the three months ended March 31, 2016 compared to cash provided by financing activities of $26.8 million for the three months ended March 31, 2015. Overall financing cash outflows for 2016 primarily relate to the increase in restricted cash. Overall financing cash inflows for 2015 primarily relate to net proceeds from the borrowings under our prior revolving credit facility.
Sources of Liquidity and Capital Resources
Our sources of liquidity include our current cash and cash equivalents, availability under our ABL Facility, and internally generated cash flows from operations. However, as discussed above, we had negative cash from operating activities of $22.4 million during 2015 and $30.1 million during the first quarter of 2016, and, if industry conditions do not improve or worsen, we expect to continue to experience negative cash from operations for the foreseeable future.
As of March 31, 2016, our total outstanding debt of was $965.4 million. We have no significant maturities of debt until 2020. Interest to be paid for the remainder of 2016 related to our 2021 Notes is approximately $23 million and is due on September 1, 2016. Mandatory principal payments for the remainder of 2016 related to our Term Loan Facility, assuming we make no optional principal payments and without giving effect to the prepayment described below under “-Covenant Compliance,”, is approximately $2.4 million. Interest on our Term Loan Facility is due each quarter and, assuming we make no optional principal payments on the Term Loan Facility, quarterly interest payments are expected to be approximately $8 million.
At March 31, 2016, our annual debt maturities for our 2021 Notes and Term Loan Facility were as follows:

Year	Principal Payments
(in thousands)
2016	$2,363
2017	3,150
2018	3,150
2019	3,150
2020 and thereafter	975,825
Total principal payments	$987,638
Covenant Compliance
As of March 31, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes and under the ABL Facility and the Term Loan Facility (collectively, the “Facilities”), subject to the matter described below.
In calculating the Asset Coverage Ratio under the Term Loan Facility and the ABL Facility, the value of certain of the Term Priority Collateral used in calculating the Asset Coverage Ratio is determined pursuant to an appraisal required to be obtained by the Company and provided to the Term Loan Administrative Agent and the ABL Administrative Agent (collectively, the “Administrative Agents”) in connection with the delivery to the Administrative Agents of the Company’s year-end and June 30 financial statements. In addition, the Term Loan Lenders are permitted to request an additional appraisal once each fiscal year.
Based on the appraisal obtained by the Company and delivered to the Administrative Agents with our financial statements for the year ended December 31, 2015, we were in compliance with the Asset Coverage Ratio as of March 31, 2016. However, during the first quarter of 2016, certain of the Term Loan Lenders requested a new appraisal from a different appraiser, and, based on that appraisal, certain of the Term Loan Lenders have alleged that we were not in compliance with the Asset Coverage Ratio as of March 31, 2016. Although the Company disagrees with the validity of the appraisal commissioned by the Term Loan Lenders, and has reserved certain of its rights to contest such appraisal, we entered into a Forbearance Agreement dated as of May 11, 2016 (the “Forbearance Agreement”) with certain of the Term Loan Lenders pursuant to which such lenders agreed that, subject to the terms and conditions of the Forbearance Agreement, they would forbear through June 6, 2016 from exercising remedies available to them under the Term Loan Facility as a result of our alleged non-compliance with the Asset Coverage Ratio under the Term Loan Facility. As consideration for the Term Loan Lenders’ forbearance, we prepaid $7.5 million in principal and accrued interest under the Term Loan Facility. We also entered into a Limited Consent and Forbearance Agreement dated May 11, 2016 (the “Limited Consent”) with certain of the ABL Lenders pursuant to which such lenders consented to the prepayment we made under the Term Loan Facility and agreed to a substantially similar forbearance.
In addition to entering into the Forbearance Agreement and the Limited Consent, we included additional collateral that was omitted from the Term Loan Lenders’ appraisal, and we believe that the inclusion of this additional collateral, together with the $7.5 million prepayment made to the Term Loan Lenders, results in the cure of the alleged default, as contemplated in each facility, and our being in compliance with the Asset Coverage Ratio under both Facilities as of March 31, 2016.
The forbearance provided by the Term Loan Lenders and the ABL Lenders is subject to termination under certain circumstances, including if a default or event of default occurs under the Term Loan Facility or, in the case of the Term Loan Agreement, if we terminate discussions with the Term Loan Lenders related to the negotiation and implementation of an amendment and/or restatement of the Term Loan Facility. The Forbearance Agreement and Limited Consent are filed as exhibits 10.3 and 10.4, respectively, to this Current Report on Form 10-Q and reference is hereby made to such exhibits for their complete terms.
For more information, please read “-Liquidity Outlook” below.
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

The 2021 Notes are subject to redemption at any time and from time to time at our option, in whole or in part, at the redemption prices below (expressed as percentages of the principal amount redeemed), plus accrued and unpaid interest to the applicable redemption date, if redeemed during the twelve-month period beginning on March 1 of the years indicated below:

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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of March 31, 2016, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of March 31, 2016.
ABL Facility
On June 1, 2015, the Company entered into a Loan and Security Agreement (the “ABL Facility”), among the Company and Key Energy Services, LLC, as the Borrowers (collectively, the “ABL Borrowers”), certain subsidiaries of the ABL Borrowers named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “ABL Lenders”), Bank of America, N.A., as Administrative Agent for the Lenders (the “ABL Administrative Agent”), and Bank of America, N.A. and Wells Fargo Bank, National Association, as Co-Collateral Agents for the Lenders. The ABL Facility provides for aggregate initial commitments from the ABL Lenders of $100 million (the “Commitments”) and matures on February 28, 2020.
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
The ABL Facility contains customary events of default, the occurrence of which entitle the ABL Lenders to accelerate the maturity of amounts outstanding under the ABL Facility and exercise other customary remedies including an event of default that is triggered if, immediately after any cash payment of a settlement of the FCPA Matter (and after any cash or borrowings under the ABL Facility are used to fund such payment), (i) the Company shall fail to be in compliance with the Minimum Liquidity Covenant or (ii) if any loans under the ABL Facility are outstanding on the date of such cash payment, availability under the ABL Facility is less than 33% of the borrowing base in effect on such date.
Term Loan Facility
On June 1, 2015, the Company entered into a Term Loan and Security Agreement (the “Term Loan Facility”), among the Company, as Borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”), Cortland Capital Market Services LLC, as Agent for the Lenders (the “Term Loan Administrative Agent”), and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.
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
We were in compliance with covenants of the Facilities as of March 31, 2016. As of March 31, 2016, we have no borrowings outstanding and $45.8 million of letters of credit outstanding with borrowing capacity of $25.9 million available subject to covenant constraints under our ABL Facility.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of March 31, 2016, $2.0 million of letters of credit were outstanding under the facility.
Liquidity Outlook
As of March 31, 2016, we had cash and cash equivalents of $155.7 million and borrowing capacity of $25.9 million, subject to covenant constraints under the ABL Facility. During the first quarter, we utilized existing cash balances to fund the Company’s operations as our cash flow from operations was negative $30.1 million. Our ability to fund our operations, pay the principal and interest on our long-term debt and satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations. If industry conditions do not improve, we are likely to continue to have significant negative cash flows from operations during the remainder of 2016.
We believe that our current reserves of cash and availability under our ABL facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months. However, we have had negative cash flows from operations in recent fiscal periods, conditions in our industry remain depressed and our ability to generate cash from operations and maintain availability of cash and other sources of liquidity can be affected by events beyond our control, including commodity prices, demand for our services, the valuation of our assets, costs incurred in connection with resolving our FCPA investigation and other obligations as well as prevailing economic, financial and industry conditions. Additionally, and as more fully described below, each of our

Facilities and our Indenture contain affirmative and negative covenants, including financial ratios and tests, and if we fail to remain in compliance with those covenants, our lenders and note holders may declare us to be in default and exercise a variety of remedies against us. These covenants include, among others, covenants that restrict our ability to take certain actions without the permission of the holders of our indebtedness, including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets, and the financial ratios and tests include, among others, a requirement that we comply with a Minimum Liquidity Covenant, an Asset Coverage Ratio and, during certain periods, a fixed charge coverage ratio.
Our ability to satisfy required financial covenants, ratios and tests in our debt agreements can be affected by events beyond our control, including commodity prices, demand for our services, the valuation of our assets, costs incurred in connection with resolving our FCPA investigation and other obligations as well as prevailing economic, financial and industry conditions, and we can offer no assurance that we will be able to comply with such covenants or that the holders of our indebtedness will not seek to assert that we are not in compliance with our covenants. For example, as described above under “-Covenant Compliance,” certain of the Term Loan Lenders have asserted that we were not in compliance with the Asset Coverage Ratio under the Term Loan Facility as of March 31, 2016. In addition to contesting the appraisal used by certain of the Term Loan Lenders as the basis for such assertion, we believe that we have cured the alleged defaults and achieved compliance with such covenant, as contemplated by the applicable agreements, through prepaying $7.5 million under the Term Loan Facility and including collateral that was omitted from the appraisal used by such lenders to make such assertion. Additionally, such lenders and certain of the lenders under the ABL Facility have agreed to forbear exercising remedies against us related to this alleged non-compliance through June 6, 2016.
Even though we believe we were in compliance with the Asset Coverage Ratio as of March 31, 2016, we may have difficulty complying with this and other financial ratios and tests in future periods. For example, the Term Priority Collateral includes substantially all of our operating assets, and the value of these assets is susceptible to decline during periods of low activity. If the appraised value of these assets further declines and we are unable to repay amounts outstanding under the Term Loan Facility and/or provide additional Term Priority Collateral, we may be unable to comply with the Asset Coverage Ratio in the Facilities. Likewise, we are required to maintain Liquidity (as defined in the Facilities) of not less than $100 million as of the last day of any fiscal quarter or immediately after any cash payment of a settlement of, or fine in connection with, the FCPA matter. If we continue to experience negative cash from operations or are required to expend cash to repay additional amounts under the Term Loan Facility or to discharge other obligations, we may be unable to maintain compliance with the Minimum Liquidity Covenant under the Facilities.
Finally, under our ABL Facility, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 during the period commencing on the day that availability under the ABL Facility is less than the greater of $20 million and 20% of the Commitments under the ABL Facility. The fixed charge coverage ratio is generally defined as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions. We have generated negative EBITDA in recent fiscal periods and therefore believe that, in the absence of a significant improvement in the conditions in our industry, we would not be in compliance with the fixed charge coverage ratio if our availability were to decrease to a level that resulted in such covenant becoming applicable. Availability under the ABL Facility is influenced primarily by our use of the facility and by the level of our accounts receivable. As of March 31, 2016, we had no borrowings outstanding but had $45.8 million of committed letters of credit outstanding, resulting in availability under the ABL Facility of $25.9 million subject to covenant constraints under that facility. Our accounts receivable have been decreasing as a result of the conditions in our industry, and, although we have been taking steps to seek to maintain the availability under our ABL Facility, such as by depositing cash with the ABL Lenders and seeking to cash collateralize certain letters of credit, we may not be able to maintain sufficient availability to avoid the application, and a potential breach, of the fixed charge coverage ratio. A breach of any of these covenants, ratios or tests would result in a default under our indebtedness. If we default, lenders under our ABL Facility will no longer be obligated to extend credit to us and they, as well as the trustee for the 2021 Notes and the Term Loan Administrative Agent, could declare all amounts of outstanding debt together with accrued interest, to be immediately due and payable. The results of such actions would have a significant negative impact on our financial position and liquidity, and absent strategic alternatives such as refinancing or restructuring our indebtedness or capital structure, we would not have sufficient liquidity to repay all of our outstanding indebtedness.
As a result, in light of the current conditions in our industry, our significant negative cash flow, our high level of indebtedness and diminishing liquidity and the risk that we may be unable to remain in compliance with the financial ratios in our Facilities, we continue to analyze a variety of transactions and alternatives designed to reduce our debt and improve our liquidity, and we are in active discussions with our lenders and noteholders regarding such transactions and alternatives.
No assurance can be given, however, that we will be able to implement any such transaction or alternative, if necessary, on commercially reasonable terms or at all, and, even if we are successful in implementing a strategic transaction or alternative, such transaction or alternative may not be successful in allowing us to meet our debt obligations and improving our liquidity. If we breach the covenants under our debt agreements or if we are lack sufficient liquidity to satisfy our debt or other obligations, then, in the absence of, a strategic transaction or alternative, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that implementation of a strategic transaction or alternative or a bankruptcy proceeding could result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in our company.
In addition, access to the liquidity provided by our ABL Facility is predicated upon the absence of a default under the ABL Facility and our other debt agreements and on our ability to satisfy the conditions to borrowing, which, among other things, require that the representations and warranties under the facility, including representations and warranties related to our solvency and the absence of a material adverse effect, remain true and correct and that we not be in violation of any of the covenants in the ABL Facility.
Future Capital Requirements
During the three months ended March 31, 2016, our capital expenditures totaled $2.7 million, primarily related to the ongoing replacement to our rig service fleet, coiled tubing units, fluid transportation equipment and rental equipment. Our capital expenditure plan for 2016 contemplates spending up to approximately $20.0 million, subject to market conditions. This is primarily related to equipment maintenance needs. Our capital expenditure program for 2016 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2016 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2016 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions. We currently anticipate funding our 2016 capital expenditures through a combination of cash on hand, operating cash flow, and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At March 31, 2016 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2015 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2015 Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Since January 2014, the Company has been cooperating with investigations by the Department of Justice and the Securities and Exchange Commission into possible violations by the Company of the Foreign Corrupt Practices Act (“FCPA”). On April 28, 2016, the Company announced that the Department of Justice had closed its investigation and that the Department had decided to decline prosecution of the Company. In addition, the Company has been engaged in negotiations with the staff of the Division of Enforcement of the SEC in an effort to reach a resolution of the staff’s investigation related to these same matters. the Company has reached an agreement in principle with the staff on the terms of a proposed offer of settlement, which must be presented to the Commission for approval. While there is no assurance that the offer of settlement will be accepted by the Commission, the Company is optimistic that the proposed resolution will become final in the second quarter of 2016. In connection with the offer of settlement, the Company has accrued a liability in the amount of $5 million.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California’s wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. On December 22, 2015, that court issued an order granting in part and denying in part a class certification motion. The court certified a class of hourly paid, non-exempt oilfield employees who allege they did not receive reimbursement for all business expenses and allege they did not receive all rest breaks required by California law. The court did not determine whether Key is liable to any of the class members. Plaintiffs have moved to reconsider the class certification ruling, and the Court has taken that motion under submission. In addition, the parties are working on scheduling a mediation. The court in one of the remaining cases that had been stayed pending the outcome of the class certification motion recently issued an order lifting the stay, and the parties have agreed to an amended complaint. No date has been set for class certification. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case is an enforcement action for civil penalties based on California’s Private Attorneys General Act, which is pending in California state court. We have investigated the claims in all five lawsuits, and intend to vigorously defend them. Because these cases are at an early stage, we cannot estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) thereunder, and Rule 10(b)-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint added Taylor M. Whichard III and Newton W. Wilson III as defendants, and sought to represent a class of purchasers of the Company’s stock between September 4, 2012 and July 17, 2014. Defendants Key Energy Services, Inc., Richard J. Alario, J. Marshall Dodson and Newton W. Wilson III filed a Motion to Dismiss on April 14, 2015. Defendant Taylor M. Whichard III filed a Joinder in Motion and Motion to Dismiss on the same date. Lead plaintiff filed an opposition to that motion, and all defendants filed reply briefs in support of the motion. On April 1, 2016, the Court issued its Opinion and Order granting the defendants’ Motion to Dismiss. The Court allowed the lead plaintiff 20 days to file another amended complaint or to inform the Court that it no longer wishes to proceed with the suit. On April 20, 2016, the lead plaintiff notified the Court that it did not intend to amend its complaint. On April 26, 2016, the Court entered a final judgment dismissing the case. The deadline for the lead plaintiff to appeal the dismissal of its suit has not yet expired. Accordingly, we cannot estimate any possible loss or range of loss.

In addition, in a letter dated September 4, 2014, a purported shareholder of the Company demanded that the Board commence an independent internal investigation into and legal proceedings against each member of the Board, a former member of the Board and certain officers of the Company for alleged violations of Maryland and/or federal law. The letter alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) improperly accounting for goodwill, (ii) causing the Company to potentially violate the FCPA, resulting in an investigation by the SEC, (iii) causing the Company to engage in improper conduct related to the Company’s Russia operations; and (iv) making false statements regarding, and failing to properly account for, certain contracts with Pemex. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The Board of Directors referred the demand letter to a special committee of the Board. We cannot predict the outcome of this matter.
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). We agreed to conditional certification in the first lawsuit and notice of the case issued to 56 putative class members.  Roughly 20% of the eligible putative class members timely filed a notice of consent to join the lawsuit. We will soon begin merit-based discovery in the first lawsuit, which we expect to last at least six months. We also agreed to conditional certification in the second lawsuit and notice of the case recently issued to 14 putative class members. Nine putative class members, including the named plaintiff, have filed a notice of consent to join the lawsuit and the deadline to join expired on April 4, 2016. The parties will begin merit-based discovery in the second case soon. Because merit based discovery has not commenced, we cannot predict the outcome of these cases at this time. Accordingly, we cannot estimate any possible loss or range of loss for either case.
In May 2015, a class and collective action lawsuit was filed in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act. We agreed to conditional certification of a putative class and notice issued to 174 putative class members. The notice period closed in early February and roughly 15% of eligible putative class members timely filed consents to join the lawsuit. The parties will soon begin merit-based discovery in this case, which will likely last six to nine months. Because merit based discovery has not begun, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss for this case.
In November 2015, the Santa Barbara County District Attorney filed a criminal complaint against two former employees and Key, specifically alleging three counts of violations of California Labor Code section 6425(a) against Key. The complaint seeks unspecified penalties against Key related to an October 12, 2013 accident which resulted in the death of one Key employee at a drilling site near Santa Maria, California. An arraignment was held on February 10, 2016, where Key and its former employees pleaded not guilty to all charges. Because the matter is in early stages, we cannot predict the outcome at this time. Accordingly, we cannot estimate any possible loss or range of loss.
On or about November 23, 2015, the North Dakota Industrial Commission (“NDIC”) filed a notice in the county of Burleigh County, ND alleging statutory violations by Key Energy Services, LLC, as operator of two salt water disposal wells in the state of North Dakota. The NDIC has pled for approximately $888,000 in fines and costs. The Company is currently in discussions with the NDIC and is not able to estimate any possible loss or range of loss at this time.

ITEM 1A.	RISK FACTORS
Reference is made to Part I, Item 1A. Risk Factors of the 2015 Form 10-K for information concerning risk factors.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended March 31, 2016, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
January 1, 2016 to January 31, 2016	150,128	$0.32
February 1 2016 to February 29, 2016	168,576	0.26
March 1, 2016 to March 31, 2016	130,335	0.39
Total	449,039	$0.32

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 13, 2016	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038).

3.2
Unanimous consent of the Board of Directors of Key Energy Services, Inc. dated January 11, 2000, limiting the designation of the additional authorized shares to common stock. (Incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 001-08038).

3.3
Ninth Amended and Restated By-laws of Key Energy Services, Inc. as amended through August 21, 2015. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 24, 2015, File No. 001-08038).

10.1†	Promotion Bonus Agreement (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 18, 2016, File No. 001-08038).

10.2†*	Robert Drummond Amended and Restated Employment Agreement.

10.3*
Forbearance Agreement dated as of May 11, 2016, among Key Energy Services, Inc., each of the guarantors party thereto, each of the Lenders party thereto and Cortland Capital Market Services LLC, as administrative agent for the Lenders.

10.4*
Limited Consent to Loan Agreement and Forbearance Agreement, Dated May 11, 2016, among Key Energy Services, Inc., Key Energy Services, LLC, certain subsidiaries of the Borrowers as Guarantors, Lenders and Co-Collateral Agents party thereto and Bank of America, N.A., as administrative agent for the Lenders.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

†	Indicates a management contract or compensatory plan, contract or arrangement in which any Director or any Executive Officer participates.

*	Filed herewith

**	Furnished herewith