Form 10-Q
period 2016-06-30
KEY ENERGY SERVICES INC
filed 2016-08-15
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of August 2, 2016, the number of outstanding shares of common stock of the registrant was 160,851,304.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2016

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

•	our ability to execute our plans to withdraw from international markets outside North America;

•	our ability to achieve the benefits expected from acquisition and disposition transactions;

•	our ability to respond to changing or declining market conditions, including our ability to reduce the costs of labor, fuel, equipment and supplies employed and used in our businesses;

•	our ability to maintain sufficient liquidity;

•	the terms and conditions of any strategic transaction or alternative undertaken to restructure or refinance our indebtedness; and

•	other factors affecting our business described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,522	$204,354
Restricted cash	18,605	—
Accounts receivable, net of allowance for doubtful accounts of $21,020 and $20,951, respectively	76,448	115,992
Inventories	26,959	29,395
Other current assets	63,268	70,685
Total current assets	288,802	420,426
Property and equipment	2,340,038	2,376,388
Accumulated depreciation	(1,522,312)	(1,496,356)
Property and equipment, net	817,726	880,032
Intangible assets, net	3,994	5,883
Other non-current assets	19,255	21,457
TOTAL ASSETS	$1,129,777	$1,327,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$23,667	$30,740
Current portion of long-term debt	3,150	3,150
Other current liabilities	114,334	120,593
Total current liabilities	141,151	154,483
Long-term debt	950,401	961,700
Workers’ compensation, vehicular and health insurance liabilities	24,430	26,327
Deferred tax liabilities	14,159	14,252
Other non-current liabilities	32,023	30,746
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 160,879,094 and 157,543,259 shares issued and outstanding	16,088	15,754
Additional paid-in capital	966,576	966,637
Accumulated other comprehensive loss	(42,274)	(43,740)
Retained deficit	(972,777)	(798,361)
Total equity	(32,387)	140,290
TOTAL LIABILITIES AND EQUITY	$1,129,777	$1,327,798
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES	$95,012	$197,496	$206,100	$465,295
COSTS AND EXPENSES:
Direct operating expenses	89,419	158,841	180,017	363,371
Depreciation and amortization expense	35,856	45,896	71,608	93,107
General and administrative expenses	40,903	50,710	87,148	118,354
Impairment expense	—	21,352	—	43,052
Operating loss	(71,166)	(79,303)	(132,673)	(152,589)
Interest expense, net of amounts capitalized	21,357	17,058	42,941	30,400
Other (income) loss, net	412	(248)	(819)	4,184
Loss before income taxes	(92,935)	(96,113)	(174,795)	(187,173)
Income tax benefit	133	30,734	379	62,118
NET LOSS	$(92,802)	$(65,379)	$(174,416)	$(125,055)
Loss per share:
Basic and diluted	$(0.58)	$(0.42)	$(1.09)	$(0.80)
Weighted average shares outstanding:
Basic and diluted	160,982	156,347	160,514	155,586
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
NET LOSS	$(92,802)	$(65,379)	$(174,416)	$(125,055)
Other comprehensive income:
Foreign currency translation income	934	1,213	1,466	516
COMPREHENSIVE LOSS	$(91,868)	$(64,166)	$(172,950)	$(124,539)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(174,416)	$(125,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	71,608	93,107
Impairment expense	—	43,052
Bad debt expense	1,146	1,362
Accretion of asset retirement obligations	283	309
Loss (income) from equity method investments	66	(13)
Amortization and write-off of deferred financing costs and premium	2,603	2,061
Deferred income tax benefit	(391)	(12,546)
Loss on disposal of assets, net	2,848	4,374
Share-based compensation	3,055	6,636
Excess tax expense from share-based compensation	2,618	2,950
Changes in working capital:
Accounts receivable	38,848	106,829
Other current assets	8,688	6,602
Accounts payable, accrued interest and accrued expenses	(12,458)	(88,277)
Share-based compensation liability awards	(231)	1,119
Other assets and liabilities	(11,657)	(43,708)
Net cash used in operating activities	(67,390)	(1,198)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,067)	(32,675)
Proceeds from sale of fixed assets	8,506	9,950
Proceeds from notes receivable	—	595
Net cash provided by (used in) investing activities	3,439	(22,130)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(13,901)	—
Proceeds from long-term debt	—	305,550
Restricted cash	(18,605)	—
Proceeds from borrowings on revolving credit facility	—	130,000
Repayments on revolving credit facility	—	(200,000)
Payment of deferred financing costs	—	(11,072)
Repurchases of common stock	(164)	(312)
Excess tax expense from share-based compensation	(2,618)	(2,950)
Net cash provided by (used in) financing activities	(35,288)	221,216
Effect of changes in exchange rates on cash	(1,593)	289
Net increase (decrease) in cash and cash equivalents	(100,832)	198,177
Cash and cash equivalents, beginning of period	204,354	27,304
Cash and cash equivalents, end of period	$103,522	$225,481

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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q and through the date on which the unaudited condensed consolidated financial statements were issued, for possible disclosure of a subsequent event. In July and August of 2016, we identified subsequent events that required disclosure. See “Note 17. Subsequent Events” for further discussion.
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
The following assets and related liabilities of our Russian business unit are classified as held for sale on our June 30, 2016 condensed consolidated balance sheet (in thousands):

Current assets:
Cash and cash equivalents	$243
Accounts receivable	3,916
Total current assets	4,159
Current liabilities:
Accounts payable	196
Other current liabilities	572
Total current liabilities	768
Net Assets	$3,391

NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2016 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2015	157,543	$15,754	$966,637	$(43,740)	$(798,361)	$140,290
Foreign currency translation	—	—	—	1,466	—	1,466
Common stock purchases	(533)	(53)	(111)	—	—	(164)
Share-based compensation	3,869	387	2,668	—	—	3,055
Tax expense from share-based compensation	—	—	(2,618)	—	—	(2,618)
Net loss	—	—	—	—	(174,416)	(174,416)
Balance at June 30, 2016	160,879	$16,088	$966,576	$(42,274)	$(972,777)	$(32,387)
A reconciliation of the total carrying amount of our equity accounts for six months ended June 30, 2015 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2014	153,557	$15,356	$960,647	$(37,280)	$119,340	$1,058,063
Foreign currency translation	—	—	—	516	—	516
Common stock purchases	(145)	(15)	(297)	—	—	(312)
Share-based compensation	4,242	424	6,212	—	—	6,636
Tax expense from share-based compensation	—	—	(2,950)	—	—	(2,950)
Net loss	—	—	—	—	(125,055)	(125,055)
Balance at June 30, 2015	157,654	$15,765	$963,612	$(36,764)	$(5,715)	$936,898
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Other current assets:
Deferred tax assets	$10,131	$10,131
Prepaid current assets	19,433	23,287
Reinsurance receivable	8,060	8,409
VAT asset	11,361	12,784
Current assets held for sale	4,159	4,691
Other	10,124	11,383
Total	$63,268	$70,685

The table below presents comparative detailed information about other non-current assets at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Other non-current assets:
Deferred tax assets	$—	$6,260
Reinsurance receivable	8,525	8,877
Deposits	9,594	3,463
Equity method investments	960	1,026
Non-current assets held for sale	—	1,209
Other	176	622
Total	$19,255	$21,457
The table below presents comparative detailed information about other current liabilities at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$16,507	$19,578
Accrued operating expenditures	9,091	12,514
Income, sales, use and other taxes	21,679	24,833
Self-insurance reserve	27,656	30,029
Accrued interest	23,183	23,685
Accrued insurance premiums	570	3,588
Current liabilities held for sale	768	529
Other	14,880	5,837
Total	$114,334	$120,593
The table below presents comparative detailed information about other non-current liabilities at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$12,014	$12,218
Environmental liabilities	4,315	5,520
Accrued rent	1,220	192
Accrued sales, use and other taxes	10,973	11,137
Other	3,501	1,679
Total	$32,023	$30,746

NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Noncompete agreements:
Gross carrying value	$1,535	$1,535
Accumulated amortization	(1,387)	(1,289)
Net carrying value	148	246
Patents, trademarks and tradenames:
Gross carrying value	400	1,329
Accumulated amortization	(323)	(302)
Net carrying value	77	1,027
Customer relationships and contracts:
Gross carrying value	40,650	41,996
Accumulated amortization	(38,039)	(38,705)
Net carrying value	2,611	3,291
Developed technology:
Gross carrying value	4,778	4,778
Accumulated amortization	(3,620)	(3,459)
Net carrying value	1,158	1,319
Total:
Gross carrying value	48,139	50,417
Accumulated amortization	(44,145)	(44,534)
Net carrying value	$3,994	$5,883
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2016	2017	2018	2019	2020	2021
		(in thousands)
Noncompete agreements	1.3	$70	$78	$—	$—	$—	$—
Trademarks	1.9	20	40	17	—	—	—
Customer relationships and contracts	3.2	619	990	431	341	230	—
Developed technology	3.8	159	315	315	242	127	—
Total expected intangible asset amortization expense		$868	$1,423	$763	$583	$357	$—
Amortization expense for our intangible assets was $0.4 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $1.6 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 7. LONG-TERM DEBT
As of June 30, 2016 and December 31, 2015, the components of our long-term debt were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
Term Loan Facility due 2020	299,523	313,425
Debt issuance costs and unamortized premium (discount) on debt, net	(20,972)	(23,575)
Total	953,551	964,850
Less current portion	(3,150)	(3,150)
Long-term debt	$950,401	$961,700
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2016, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of June 30, 2016.

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
As of June 30, 2016, we have no borrowings outstanding under the ABL Facility and $38.8 million of letters of credit outstanding with borrowing capacity of $27.3 million available subject to covenant constraints under our ABL Facility.
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
Covenant Compliance
As of June 30, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes and under the ABL Facility and the Term Loan Facility (collectively, the “Facilities”), subject to the matter described below.
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
Based on the appraisal obtained by the Company and delivered to the Administrative Agents with our financial statements for the year ended December 31, 2015, we were in compliance with the Asset Coverage Ratio as of March 31, 2016. However, during the first quarter of 2016, certain of the Term Loan Lenders requested a new appraisal from a different appraiser, and, based on that appraisal, certain of the Term Loan Lenders have alleged that we were not in compliance with the Asset Coverage Ratio as of March 31, 2016. Although the Company disagrees with the validity of the appraisal commissioned by the Term Loan Lenders, and has reserved certain of its rights to contest such appraisal, we entered into a Forbearance Agreement on May 11, 2016 (the “Forbearance Agreement”) with certain of the Term Loan Lenders pursuant to which such lenders agreed that, subject to the terms and conditions of the Forbearance Agreement, they would forbear from exercising remedies available to them under the Term Loan Facility as a result of our alleged non-compliance with the Asset Coverage Ratio under the Term Loan Facility. We also entered into a Limited Consent and Forbearance Agreement on May 11, 2016 (the “Limited Consent”) with certain of the ABL Lenders pursuant to which such lenders consented to the prepayment we made under the Term Loan Facility and agreed to a substantially similar forbearance. Those forbearance agreements have been extended since they were originally entered into and currently continue indefinitely until terminated by the lenders or noteholders party thereto on not less than five business days’ notice to us. As consideration for the Term Loan Lenders’ forbearance, we have prepaid $12.5 million in principal and accrued interest under the Term Loan Facility.
The Forbearance Agreement and amendments and the Limited Consent and amendments are filed as exhibits 10.4, 10.5, 10.6, 10.7, 10.8 and 10.9, respectively, to this Current Report on Form 10-Q and reference is hereby made to such exhibits for their complete terms.
Liquidity and Capital Resources
Our ability to fund our operations, pay the principal and interest on our long-term debt and satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations. Cash used in operations was $22.4 million during the twelve months ended December 31, 2015 and $67.4 million during the six months ended June 30, 2016, and, if industry conditions do not improve, we are likely to continue to have significant negative cash flows from operations during the remainder of 2016.
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
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the three and six month periods ended June 30, 2016 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
(in thousands)
ABL Facility	—%	—%
Term Loan Facility	10.25%	10.25%
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of June 30, 2016, $2.0 million of letters of credit were outstanding under the facility.
NOTE 8. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other (income) loss, net” for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$(134)	$(25)	$(266)	$(40)
Foreign exchange loss	1,013	333	761	1,593
Allowance for collectibility of notes receivable	—	—	—	3,950
Other, net	(467)	(556)	(1,314)	(1,319)
Total	$412	$(248)	$(819)	$4,184
NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended June 30, 2016 and 2015 were 0.1% and 32.0%, respectively, and 0.2% and 33.2% for the six months ended June 30, 2016 and 2015, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. In 2015, due to the history of losses in recent years and the current downturn in the oil and gas industry, management determined it is more likely than not that we will not be able to realize a substantial portion of our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the three or six months ended June 30, 2016 and 2015.
As of June 30, 2016 and December 31, 2015, we had $0.4 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We recognized a tax expense of less than $0.1 million for the three months ended June 30, 2016 and 2015, related to these items. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2012.

We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of less than $0.1 million for the payment of interest and penalties as of June 30, 2016 and December 31, 2015. We believe that it is reasonably possible that $0.6 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $1.5 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of June 30, 2016. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Since January 2014, the Company has been cooperating with investigations by the Department of Justice and the SEC into possible violations by the Company of the Foreign Corrupt Practices Act (“FCPA”). On April 28, 2016, the Company announced that the Department of Justice had closed its investigation and that the Department had decided to decline prosecution of the Company. Effective August 11, 2016, the Company entered into a settlement agreement with the SEC resolving the SEC’s investigation into possible violations of the FCPA by the Company or its subsidiaries. Pursuant to the settlement, Key has agreed to pay disgorgement of $5.0 million and to cease and desist from committing or causing any violations of the books and records and internal controls provisions of the FCPA. The Company neither admitted nor denied any of the SEC’s allegations, except as to jurisdiction. The Company accrued a liability for the SEC settlement in the first quarter in the amount of $5.0 million.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California’s wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. On December 22, 2015, that court issued an order granting in part and denying in part a class certification motion. The court initially certified a class of hourly paid, non-exempt oilfield employees who allege they did not receive reimbursement for all business expenses and allege they did not receive all rest breaks required by California law. On July 6, 2016, the court granted plaintiffs’ motion for reconsideration, and certified additional claims alleging that the wage statements were inaccurate and the overtime was improperly calculated. The court did not determine whether Key is liable to any of the class members. The plaintiff in the third case must file the motion for class certification by September 30, 2016, and that motion is scheduled to be heard on February 6, 2017. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case was dismissed on July 19, 2016. We have investigated the claims in the four remaining lawsuits, and intend to vigorously defend them.  Because these cases are at an early stage, we cannot estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) thereunder, and Rule 10(b)-5, thereunder, and Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint added Taylor M. Whichard III and Newton W. Wilson III as defendants, and sought to represent a class of purchasers of the Company’s stock between September 4, 2012 and July 17, 2014. Defendants Key Energy Services, Inc., Richard J. Alario, J. Marshall Dodson and Newton W. Wilson III filed a Motion to Dismiss on April 14, 2015. Defendant Taylor M. Whichard III filed a Joinder in Motion and Motion to Dismiss on the same date. Lead plaintiff filed an opposition to that motion, and all defendants filed reply briefs in support of the motion. On April 1, 2016, the Court issued its Opinion and Order granting the defendants’ Motion to Dismiss. The Court allowed the lead plaintiff 20 days to file another amended complaint or to inform the Court that it no longer wishes to proceed with the suit. On April 20, 2016, the lead plaintiff notified the Court that it did not intend to amend its complaint. On April 26, 2016, the Court entered a final judgment dismissing the case. The deadline for the lead plaintiff to appeal the dismissal expired on May 26, 2016. Accordingly, there has not been any loss associated with this case.
In addition, in a letter dated September 4, 2014, a purported shareholder of the Company demanded that the Company’s board of directors (the “Board”) commence an independent internal investigation into and legal proceedings against each member of the Board, a former member of the Board and certain officers of the Company for alleged violations of Maryland and/or federal law. The letter alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) improperly accounting for goodwill, (ii) causing the Company to potentially violate the FCPA, resulting in an investigation by the SEC, (iii) causing the Company to engage in improper conduct related to the Company’s Russia operations; and (iv) making false statements regarding, and failing to properly account for, certain contracts with Pemex. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The Board referred the demand letter to a special committee of the Board (the “Special Committee”).
In April 2016, the Special Committee decided to recommend to the Board that the actions stated in the demand letter, including the commencement of litigation asserting the claims stated in the demand letter, would not serve the best interests of the Company and its shareholders, and that the demand should be refused. On May 12, 2016, the Special Committee reported its recommendations to the independent members of the board, who voted unanimously to ratify, adopt and approve the recommendations of the Special Committee and directed counsel to prepare a response. On August 10, 2016, the Board approved the response and the purported shareholder was notified of this determination on August 12, 2016. We cannot predict the outcome of this matter.
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). We agreed to conditional certification in the first lawsuit and notice of the case issued to 56 putative class members.  Only 11 of the eligible class members filed a notice of consent to join the lawsuit by the opt-in deadline. This is an opt-in rate of just below 20%. The first lawsuit is currently set for trial on December 12, 2016. We also agreed to conditional certification in the second lawsuit and notice of the case issued to 14 putative class members. Nine putative class members, including the named plaintiff, have filed a notice of consent to join the lawsuit and the deadline to join expired on April 4, 2016. There is no trial date set for the second lawsuit. At this time, we cannot estimate any possible loss or range of loss for either case.
In May 2015, a class and collective action lawsuit was filed in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act. We agreed to conditional certification of a putative class and notice issued to 174 putative class members. Only 27 of the eligible class members filed a notice of consent to join the lawsuit by the opt-in deadline. This is an opt-in rate of just above 15%. There is no trial date set for this lawsuit. At this time, we cannot estimate any possible loss or range of loss for this case.
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

Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2016 and December 31, 2015, we have recorded $52.1 million and $56.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $16.9 million and $17.3 million of insurance receivables as of June 30, 2016 and December 31, 2015, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of June 30, 2016 and December 31, 2015, we have recorded $4.3 million and $5.5 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(92,802)	$(65,379)	$(174,416)	$(125,055)
Denominator
Weighted average shares outstanding	$160,982	$156,347	$160,514	155,586
Basic and diluted loss per share	$(0.58)	$(0.42)	$(1.09)	$(0.80)
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
The company has issued potentially dilutive instruments such as stock options and SARs. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following shows potentially dilutive instruments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	587	1,310	812	1,319
SARs	240	315	240	315
No events occurred after June 30, 2016 that would materially affect the number of weighted average shares outstanding.

NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $0.5 million and $2.1 million during the three months ended June 30, 2016 and 2015, respectively. We recognized employee share-based compensation expense of $2.9 million and $6.2 million during the six months ended June 30, 2016 and 2015, respectively. We did not capitalize any share-based compensation during the three and six months ended June 30, 2016 and 2015.
The unrecognized compensation cost related to our unvested restricted stock as of June 30, 2016 is estimated to be $3.5 million and is expected to be recognized over a weighted-average period of 1.4 years. All outstanding stock options are vested and there are no unrecognized cost related to our stock options as of June 30, 2016.
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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of June 30, 2016, the fair value of outstanding performance units was $0.1 million, and is being accreted to compensation expense over the vesting terms of the awards. As of June 30, 2016, the unrecognized compensation cost related to our unvested performance units is estimated to be less than $0.1 million and is expected to be recognized over a weighted-average period of 1.5 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $1.3 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively, and $3.1 million and $7.8 million for the six months ended June 30, 2016 and 2015, respectively. Receivables outstanding from Anadarko were approximately $0.4 million and $0.9 million as of June 30, 2016 and December 31, 2015, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.

NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2016 and December 31, 2015.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial liabilities:
6.75% Senior Notes due 2021	$675,000	$249,818	$675,000	$175,568
Term Loan Facility due 2020	299,523	299,523	313,425	313,425
6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of June 30, 2016 was $675.0 million, and the fair value was $249.8 million (37.0% of carrying value).
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

Financial Summary
The following tables set forth our unaudited segment information as of and for the three and six months ended June 30, 2016 and 2015 (in thousands):

As of and for the three months ended June 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$51,502	$19,591	$7,617	$13,412	$2,890	$—	$—	$95,012
Intersegment revenues	199	221	3	1,267	110	—	(1,800)	—
Depreciation and amortization	14,771	5,978	2,905	7,580	2,111	2,511	—	35,856
Other operating expenses	50,405	21,168	10,769	14,608	5,680	27,692	—	130,322
Operating loss	(13,674)	(7,555)	(6,057)	(8,776)	(4,901)	(30,203)	—	(71,166)
Interest expense, net of amounts capitalized	—	—	—	—	—	21,357	—	21,357
Loss before income taxes	(13,663)	(7,519)	(6,007)	(8,767)	(5,778)	(51,201)	—	(92,935)
Long-lived assets(1)	468,321	118,898	49,598	113,276	48,588	185,907	(143,613)	840,975
Total assets	1,310,869	255,124	121,677	474,396	164,783	(787,211)	(409,861)	1,129,777
Capital expenditures	364	1,200	—	432	347	23	—	2,366

As of and for the three months ended June 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$93,253	$39,178	$21,609	$28,142	$15,314	$—	$—	$197,496
Intersegment revenues	196	421	—	1,447	798	542	(3,404)	—
Depreciation and amortization	14,975	6,525	5,841	8,982	6,507	3,066	—	45,896
Impairment expense	—	—	—	—	21,352	—	—	21,352
Other operating expenses	82,410	32,712	19,851	25,734	16,326	32,518	—	209,551
Operating loss	(4,132)	(59)	(4,083)	(6,574)	(28,871)	(35,584)	—	(79,303)
Interest expense, net of amounts capitalized	—	—	—	—	—	17,058	—	17,058
Loss before income taxes	(4,067)	(41)	(4,074)	(6,574)	(28,919)	(52,438)	—	(96,113)
Long-lived assets(1)	796,551	171,058	166,931	319,480	221,832	245,188	(152,640)	1,768,400
Total assets	1,609,569	299,670	251,201	658,464	371,152	(481,597)	(418,681)	2,289,778
Capital expenditures	3,201	2,506	2,007	2,124	1,509	2,333	—	13,680

As of and for the six months ended June 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$110,490	$42,261	$17,148	$29,695	$6,506	$—	$—	$206,100
Intersegment revenues	444	530	43	2,254	250	—	(3,521)	—
Depreciation and amortization	29,676	11,858	5,891	14,762	4,348	5,073	—	71,608
Other operating expenses	100,854	44,230	23,463	27,721	12,119	58,778	—	267,165
Operating loss	(20,040)	(13,827)	(12,206)	(12,788)	(9,961)	(63,851)	—	(132,673)
Interest expense, net of amounts capitalized	—	—	—	—	—	42,941	—	42,941
Loss before income taxes	(20,025)	(13,787)	(12,083)	(12,781)	(10,275)	(105,844)	—	(174,795)
Long-lived assets(1)	468,321	118,898	49,598	113,276	48,588	185,907	(143,613)	840,975
Total assets	1,310,869	255,124	121,677	474,396	164,783	(787,211)	(409,861)	1,129,777
Capital expenditures	504	2,020	101	1,516	711	215	—	5,067

As of and for the six months ended June 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$214,075	$89,933	$52,626	$70,832	$37,829	$—	$—	$465,295
Intersegment revenues	459	729	—	3,249	2,165	1,084	(7,686)	—
Depreciation and amortization	29,685	14,247	11,608	17,946	13,336	6,285	—	93,107
Impairment expense	—	—	21,700	—	21,352	—	—	43,052
Other operating expenses	180,522	74,269	47,223	59,516	41,623	78,572	—	481,725
Operating income (loss)	3,868	1,417	(27,905)	(6,630)	(38,482)	(84,857)	—	(152,589)
Interest expense, net of amounts capitalized	—	—	—	—	—	30,400	—	30,400
Income (loss) before income taxes	3,965	1,483	(27,894)	(6,800)	(39,550)	(118,377)	—	(187,173)
Long-lived assets(1)	796,551	171,058	166,931	319,480	221,832	245,188	(152,640)	1,768,400
Total assets	1,609,569	299,670	251,201	658,464	371,152	(481,597)	(418,681)	2,289,778
Capital expenditures	12,862	3,800	4,121	5,619	2,875	3,398	—	32,675

(1)	Long-lived assets include fixed assets, goodwill, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.

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

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$106,199	$125,704	$56,899	$—	$288,802
Property and equipment, net	—	794,677	23,049	—	817,726
Intercompany notes and accounts receivable and investment in subsidiaries	2,022,100	1,444,132	23,241	(3,489,473)	—
Other assets	—	21,272	1,977	—	23,249
TOTAL ASSETS	$2,128,299	$2,385,785	$105,166	$(3,489,473)	$1,129,777
Liabilities and equity:
Current liabilities	$35,100	$70,816	$35,235	$—	$141,151
Long-term debt	950,401	—	—	—	950,401
Intercompany notes and accounts payable	1,162,648	2,673,643	272,391	(4,108,682)	—
Deferred tax liabilities	6,275	—	7,884	—	14,159
Other long-term liabilities	6,279	50,154	20	—	56,453
Equity	(32,404)	(408,828)	(210,364)	619,209	(32,387)
TOTAL LIABILITIES AND EQUITY	$2,128,299	$2,385,785	$105,166	$(3,489,473)	$1,129,777

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$202,688	$192,083	$25,655	$—	$420,426
Property and equipment, net	—	869,150	10,882	—	880,032
Intercompany notes and accounts receivable and investment in subsidiaries	2,107,092	1,226,433	87,435	(3,420,960)	—
Other assets	—	16,885	10,455	—	27,340
TOTAL ASSETS	$2,309,780	$2,304,551	$134,427	$(3,420,960)	$1,327,798
Liabilities and equity:
Current liabilities	$35,233	$101,594	$17,656	$—	$154,483
Long-term debt	961,700	—	—	—	961,700
Intercompany notes and accounts payable	1,162,648	2,731,926	125,565	(4,020,139)	—
Deferred tax liabilities	3,658	15,159	(4,565)	—	14,252
Other long-term liabilities	6,267	50,229	577	—	57,073
Equity	140,274	(594,357)	(4,806)	599,179	140,290
TOTAL LIABILITIES AND EQUITY	$2,309,780	$2,304,551	$134,427	$(3,420,960)	$1,327,798

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$92,122	$3,000	$(110)	$95,012
Direct operating expense	—	86,419	3,102	(102)	89,419
Depreciation and amortization expense	—	34,676	1,180	—	35,856
General and administrative expense	205	38,091	2,607	—	40,903
Operating loss	(205)	(67,064)	(3,889)	(8)	(71,166)
Interest expense, net of amounts capitalized	21,357	—	—	—	21,357
Other (income) loss, net	(645)	49	890	118	412
Loss before income taxes	(20,917)	(67,113)	(4,779)	(126)	(92,935)
Income tax (expense) benefit	(6)	—	139	—	133
Net loss	$(20,923)	$(67,113)	$(4,640)	$(126)	$(92,802)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$185,061	$15,118	$(2,683)	$197,496
Direct operating expense	—	148,714	11,325	(1,198)	158,841
Depreciation and amortization expense	—	43,085	2,811	—	45,896
General and administrative expense	186	48,159	3,842	(1,477)	50,710
Impairment expense	—	—	21,352	—	21,352
Operating loss	(186)	(54,897)	(24,212)	(8)	(79,303)
Interest expense, net of amounts capitalized	17,058	—	—	—	17,058
Other (income) loss, net	(582)	445	(126)	15	(248)
Loss before income taxes	(16,662)	(55,342)	(24,086)	(23)	(96,113)
Income tax (expense) benefit	30,756	(74)	52	—	30,734
Net income (loss)	$14,094	$(55,416)	$(24,034)	$(23)	$(65,379)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$199,594	$6,756	$(250)	$206,100
Direct operating expense	—	173,226	7,025	(234)	180,017
Depreciation and amortization expense	—	69,210	2,398	—	71,608
General and administrative expense	398	81,689	5,061	—	87,148
Operating loss	(398)	(124,531)	(7,728)	(16)	(132,673)
Interest expense, net of amounts capitalized	42,941	—	—	—	42,941
Other (income) loss, net	(1,290)	(94)	332	233	(819)
Loss before income taxes	(42,049)	(124,437)	(8,060)	(249)	(174,795)
Income tax (expense) benefit	(12)	—	391	—	379
Net loss	$(42,061)	$(124,437)	$(7,669)	$(249)	$(174,416)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$434,468	$38,069	$(7,242)	$465,295
Direct operating expense	—	338,340	28,620	(3,589)	363,371
Depreciation and amortization expense	—	87,524	5,583	—	93,107
General and administrative expense	407	113,794	7,793	(3,640)	118,354
Impairment expense	—	21,700	21,352	—	43,052
Operating loss	(407)	(126,890)	(25,279)	(13)	(152,589)
Interest expense, net of amounts capitalized	30,400	—	—	—	30,400
Other (income) loss, net	(900)	4,486	583	15	4,184
Loss before income taxes	(29,907)	(131,376)	(25,862)	(28)	(187,173)
Income tax benefit	61,618	3	497	—	62,118
Net income (loss)	$31,711	$(131,373)	$(25,365)	$(28)	$(125,055)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(71,274)	$3,884	$—	$(67,390)
Cash flows from investing activities:
Capital expenditures	—	(4,720)	(347)	—	(5,067)
Intercompany notes and accounts	—	59,815	—	(59,815)	—
Other investing activities, net	—	8,506	—	—	8,506
Net cash provided by (used in) investing activities	—	63,601	(347)	(59,815)	3,439
Cash flows from financing activities:
Repayments of long-term debt	(13,901)	—	—	—	(13,901)
Restricted cash	(18,605)	—	—	—	(18,605)
Repurchases of common stock	(164)	—	—	—	(164)
Intercompany notes and accounts	(59,815)	—	—	59,815	—
Other financing activities, net	(2,618)	—	—	—	(2,618)
Net cash used in financing activities	(95,103)	—	—	59,815	(35,288)
Effect of changes in exchange rates on cash	—	—	(1,593)	—	(1,593)
Net increase (decrease) in cash and cash equivalents	(95,103)	(7,673)	1,944	—	(100,832)
Cash and cash equivalents at beginning of period	191,065	10,024	3,265	—	204,354
Cash and cash equivalents at end of period	$95,962	$2,351	$5,209	$—	$103,522

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(6,317)	$5,119	$—	$(1,198)
Cash flows from investing activities:
Capital expenditures	—	(31,435)	(1,240)	—	(32,675)
Intercompany notes and accounts	—	41,993	—	(41,993)	—
Other investing activities, net	—	10,545	—	—	10,545
Net cash provided by (used in) investing activities	—	21,103	(1,240)	(41,993)	(22,130)
Cash flows from financing activities:
Proceeds from long-term debt	305,550	—	—	—	305,550
Proceeds from borrowings on revolving credit facility	130,000	—	—	—	130,000
Repayments on revolving credit facility	(200,000)	—	—	—	(200,000)
Payment of deferred financing costs	(11,072)	—	—	—	(11,072)
Repurchases of common stock	(312)	—	—	—	(312)
Intercompany notes and accounts	(41,993)	—	—	41,993	—
Other financing activities, net	(2,950)	—	—	—	(2,950)
Net cash provided by financing activities	179,223	—	—	41,993	221,216
Effect of changes in exchange rates on cash	—	—	289	—	289
Net increase in cash and cash equivalents	179,223	14,786	4,168	—	198,177
Cash and cash equivalents at beginning of period	19,949	450	6,905	—	27,304
Cash and cash equivalents at end of period	$199,172	$15,236	$11,073	$—	$225,481

NOTE 17. SUBSEQUENT EVENTS
Our common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “KEG” throughout the first and second quarter of this year. On July 27, 2016, the trading of our common stock on the NYSE was suspended due to abnormally low price levels. The NYSE stated that it will apply to the SEC to delist our common stock upon completion of all applicable procedures. Our common stock is now being traded on the OTC Pink under the symbol “KEGX.”
Effective August 11, 2016, the Company entered into a settlement agreement with the SEC resolving the SEC’s investigation into possible violations of the FCPA by the Company or its subsidiaries. Pursuant to the settlement, Key has agreed to pay disgorgement of $5.0 million and to cease and desist from committing or causing any violations of the books and records and internal controls provisions of the FCPA. The Company neither admitted nor denied any of the SEC’s allegations, except as to jurisdiction. See “Note 10. Commitments and Contingencies” for further discussion.

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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the six months ended June 30, 2016 and 2015, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K and Part 1A. Risk Factors of our 2015 Form 10-K.
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
KEY COMMON STOCK
Our common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “KEG” throughout the first and second quarter of this year. On July 27, 2016, the trading of our common stock on the NYSE was suspended due to abnormally low price levels. The NYSE stated that it will apply to the Securities and Exchange Commission (the “SEC”) to delist our common stock upon completion of all applicable procedures. Our common stock is now being traded on the OTC Pink under the symbol “KEGX.”
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2016:
First Quarter	$33.35	$1.99	524
Second Quarter	$45.46	$2.15	398

2015:
First Quarter	$48.49	$2.90	1,353
Second Quarter	$57.85	$2.75	876
Third Quarter	$46.49	$2.76	833
Fourth Quarter	$41.94	$2.12	744

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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
In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key’s U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2015 through the second quarter of 2016:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2016:	U.S.	International	Total
First Quarter	153,417	5,715	159,132	217,429	63
Second Quarter	144,587	6,913	151,500	199,527	64
Total 2016	298,004	12,628	310,632	416,956	127

2015:
First Quarter	271,005	36,950	307,955	418,032	62
Second Quarter	232,169	25,555	257,724	342,271	63
Third Quarter	226,953	13,330	240,283	309,601	64
Fourth Quarter	203,252	8,279	211,531	247,979	62
Total 2015	933,379	84,114	1,017,493	1,317,883	251

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries. Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and that trend has continued into 2016. As a result, the rig count and demand for our products and services has declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially. While we have sought to anticipate activity declines and have undertaken to reshape our organizational and cost structure to mitigate the negative impact of these declines, we have continued to experience negative operating results and cash flows from operations. Although oil prices have improved more recently, we have not experienced an uptick in activity levels commensurate with that of oil prices, and the timing associated with a material activity improvement is difficult to predict.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
REVENUES	$95,012	$197,496	$206,100	$465,295
COSTS AND EXPENSES:
Direct operating expenses	89,419	158,841	180,017	363,371
Depreciation and amortization expense	35,856	45,896	71,608	93,107
General and administrative expenses	40,903	50,710	87,148	118,354
Impairment expense	—	21,352	—	43,052
Operating loss	(71,166)	(79,303)	(132,673)	(152,589)
Interest expense, net of amounts capitalized	21,357	17,058	42,941	30,400
Other (income) loss, net	412	(248)	(819)	4,184
Loss before income taxes	(92,935)	(96,113)	(174,795)	(187,173)
Income tax benefit	133	30,734	379	62,118
NET LOSS	$(92,802)	$(65,379)	$(174,416)	$(125,055)
Consolidated Results of Operations — Three Months Ended June 30, 2016 and 2015
Revenues
Our revenues for the three months ended June 30, 2016 decreased $102.5 million, or 51.9%, to $95.0 million from $197.5 million for the three months ended June 30, 2015, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of reduced customer activity in Mexico and the exit of operations in the Middle East and South America. See “Segment Operating Results — Three Months Ended June 30, 2016 and 2015” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $69.4 million, to $89.4 million (94.1% of revenues), for the three months ended June 30, 2016, compared to $158.8 million (80.4% of revenues) for the three months ended June 30, 2015. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $10.0 million, or 21.9%, to $35.9 million during the three months ended June 30, 2016, compared to $45.9 million for the three months ended June 30, 2015. The decrease is primarily attributable to the impairment of certain fixed assets and decreases in capital expenditures, plus lower amortization expense due to the impairment of certain intangible assets.
General and Administrative Expenses
General and administrative expenses decreased $9.8 million, to $40.9 million (43.1% of revenues), for the three months ended June 30, 2016, compared to $50.7 million (25.7% of revenues) for the three months ended June 30, 2015. The decrease is primarily due to lower employee compensation costs as a result of reduced staffing levels.
Impairment Expense
No impairments were recorded during the three months ended June 30, 2016. During the three months ended June 30, 2015, we recorded a $21.4 million impairment of fixed assets in our Oman business unit which is included in our International reporting segment.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $4.3 million, or 25.2%, to $21.4 million for the three months ended June 30, 2016, compared to $17.1 million for the same period in 2015. The increase is primarily related to increased borrowings and higher interest rate under the new Term Loan Facility for the three months ended June 30, 2016 compared to the same period in 2015.

Other (Income) Loss, Net
During the quarter ended June 30, 2016, we recognized other loss, net, of $0.4 million, compared to other income, net, of $0.2 million for the quarter ended June 30, 2015. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Three Months Ended June 30,
	2016	2015
	(in thousands)
Interest income	$(134)	$(25)
Foreign exchange loss	1,013	333
Other, net	(467)	(556)
Total	$412	$(248)
Income Tax Benefit
We recorded an income tax benefit of $0.1 million on a pre-tax loss of $92.9 million in the three months ended June 30, 2016, compared to an income tax benefit of $30.7 million on a pre-tax loss of $96.1 million in the three months ended June 30, 2015. Our effective tax rate was 0.1% for the three months ended June 30, 2016, compared to 32.0% for the three months ended June 30, 2015. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended June 30, 2016 and 2015
The following table shows operating results for each of our segments for the three months ended June 30, 2016 and 2015 (in thousands):

For the three months ended June 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$51,502	$19,591	$7,617	$13,412	$2,890	$—	$95,012
Operating expenses	65,176	27,146	13,674	22,188	7,791	30,203	166,178
Operating loss	(13,674)	(7,555)	(6,057)	(8,776)	(4,901)	(30,203)	(71,166)

For the three months ended June 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$93,253	$39,178	$21,609	$28,142	$15,314	$—	$197,496
Operating expenses	97,385	39,237	25,692	34,716	44,185	35,584	276,799
Operating income (loss)	(4,132)	(59)	(4,083)	(6,574)	(28,871)	(35,584)	(79,303)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $41.8 million, or 44.8%, to $51.5 million for the three months ended June 30, 2016, compared to $93.3 million for the three months ended June 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our U.S. Rig Services segment were $65.2 million during the three months ended June 30, 2016, which represented a decrease of $32.2 million, or 33.1%, compared to $97.4 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.

Fluid Management Services
Revenues for our Fluid Management Services segment decreased $19.6 million, or 50.0%, to $19.6 million for the three months ended June 30, 2016, compared to $39.2 million for the three months ended June 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $27.1 million during the three months ended June 30, 2016, which represented a decrease of $12.1 million, or 30.8%, compared to $39.2 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $14.0 million, or 64.8%, to $7.6 million for the three months ended June 30, 2016, compared to $21.6 million for the three months ended June 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $13.7 million during the three months ended June 30, 2016, which represented a decrease of $12.0 million, or 46.8%, compared to $25.7 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $14.7 million, or 52.3%, to $13.4 million for the three months ended June 30, 2016, compared to $28.1 million for the three months ended June 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $22.2 million during the three months ended June 30, 2016, which represented a decrease of $12.5 million, or 36.1%, compared to $34.7 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $12.4 million, or 81.1%, to $2.9 million for the three months ended June 30, 2016, compared to $15.3 million for the three months ended June 30, 2015. The decrease was primarily attributable to lower customer activity in Mexico and the exit of operations in the Middle East and South America.
Operating expenses for our International segment decreased $36.4 million, or 82.4%, to $7.8 million for the three months ended June 30, 2016, compared to $44.2 million for the three months ended June 30, 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due to lower activity and no impairment expense compared to $21.3 million in 2015.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $5.4 million, or 15.1%, to $30.2 million (31.8% of consolidated revenues) for the three months ended June 30, 2016 compared to $35.6 million (18.0% of consolidated revenues) for the same period in 2015. These expenses decreased primarily as a result of lower employee compensation costs due to reduced staffing levels.
Consolidated Results of Operations — Six Months Ended June 30, 2016 and 2015
Revenues
Our revenues for the six months ended June 30, 2016 decreased $259.2 million, or 55.7%, to $206.1 million from $465.3 million for the six months ended June 30, 2015, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of reduced customer activity in Mexico and the exit of operations in the Middle East and South America. See “Segment Operating Results — Six Months Ended June 30, 2016 and 2015” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses
Our direct operating expenses decreased $183.4 million, to $180.0 million (87.3% of revenues), for the six months ended June 30, 2016, compared to $363.4 million (78.1% of revenues) for the six months ended June 30, 2015. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $21.5 million, or 23.1%, to $71.6 million during the six months ended June 30, 2016, compared to $93.1 million for the six months ended June 30, 2015. The decrease is primarily attributable to the impairment of certain fixed assets and decreases in capital expenditures, plus lower amortization expense due to the impairment of certain intangible assets.
General and Administrative Expenses
General and administrative expenses decreased $31.2 million, to $87.1 million (42.3% of revenues), for the six months ended June 30, 2016, compared to $118.4 million (25.4% of revenues) for the six months ended June 30, 2015. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages and a decrease in expenses related to the FCPA investigation.
Impairment Expense
No impairments were recorded during the six months ended June 30, 2016. During the six months ended June 30, 2015, we recorded a $21.4 million impairment of fixed assets in our Oman business unit which is included in our International reporting segment and a $21.7 million impairment of goodwill in our Coiled Tubing Services segment related to the finalization of our 2014 goodwill impairment testing.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $12.5 million, or 41.3%, to $42.9 million for the six months ended June 30, 2016, compared to $30.4 million for the same period in 2015. The increase is primarily related to increased borrowings and higher interest rate under the new Term Loan Facility for the six months ended June 30, 2016 compared to the same period in 2015.
Other (Income) Loss, Net
During the six months ended June 30, 2016, we recognized other income, net, of $0.8 million, compared to other loss, net, of $4.2 million for the six months ended June 30, 2015. A $4.0 million allowance for the collectibility of our notes receivable related to the sale of our operations in Argentina was recorded in the first quarter of 2015. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Interest income	$(266)	$(40)
Foreign exchange loss	761	1,593
Allowance for collectibility of notes receivable	—	3,950
Other, net	(1,314)	(1,319)
Total	$(819)	$4,184

Income Tax Benefit
We recorded an income tax benefit of $0.4 million on a pre-tax loss of $174.8 million for the six months ended June 30, 2016, compared to an income tax benefit of $62.1 million on a pre-tax loss of $187.2 million for the same period in 2015. Our effective tax rate was 0.2% for the six months ended June 30, 2016, compared to 33.2% for the six months ended June 30, 2015. Due to the history of losses in recent years and the current downturn in the oil and gas industry, the company did not provide a tax benefit of year to date losses for the six months ended June 30, 2016. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including goodwill impairment expense and expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Six Months Ended June 30, 2016 and 2015
The following table shows operating results for each of our segments for the six months ended June 30, 2016 and 2015 (in thousands):

For the six months ended June 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$110,490	$42,261	$17,148	$29,695	$6,506	$—	$206,100
Operating expenses	130,530	56,088	29,354	42,483	16,467	63,851	338,773
Operating income (loss)	(20,040)	(13,827)	(12,206)	(12,788)	(9,961)	(63,851)	(132,673)

For the six months ended June 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$214,075	$89,933	$52,626	$70,832	$37,829	$—	$465,295
Operating expenses	210,207	88,516	80,531	77,462	76,311	84,857	617,884
Operating loss	3,868	1,417	(27,905)	(6,630)	(38,482)	(84,857)	(152,589)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $103.6 million, or 48.4%, to $110.5 million for the six months ended June 30, 2016, compared to $214.1 million for the six months ended June 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our U.S. Rig Services segment were $130.5 million for the six months ended June 30, 2016, which represented a decrease of $79.7 million, or 37.9%, compared to $210.2 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $47.7 million, or 53.0%, to $42.3 million for the six months ended June 30, 2016, compared to $89.9 million for the six months ended June 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $56.1 million for the six months ended June 30, 2016, which represented a decrease of $32.4 million, or 36.6%, compared to $88.5 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels.

Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $35.5 million, or 67.4%, to $17.1 million for the six months ended June 30, 2016, compared to $52.6 million for the six months ended June 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $29.4 million for the six months ended June 30, 2016, which represented a decrease of $51.2 million, or 63.5%, compared to $80.5 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels and no impairment expense compared to $21.7 million in 2015.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $41.1 million, or 58.1%, to $29.7 million for the six months ended June 30, 2016, compared to $70.8 million for the six months ended June 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $42.5 million for the six months ended June 30, 2016, which represented a decrease of $35.0 million, or 45.2%, compared to $77.5 million for the same period in 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $31.3 million, or 82.8%, to $6.5 million for the six months ended June 30, 2016, compared to $37.8 million for the six months ended June 30, 2015. The decrease was primarily attributable to lower customer activity in Mexico and the exit of operations in the Middle East and South America.
Operating expenses for our International segment decreased $59.8 million, or 78.4%, to $16.5 million for the six months ended June 30, 2016, compared to $76.3 million for the six months ended June 30, 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due to lower activity and no impairment expense compared to $21.4 million in 2015.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $21.0 million, or 24.8%, to $63.9 million (31.0% of consolidated revenues) for the six months ended June 30, 2016 compared to $84.9 million (18.2% of consolidated revenues) for the same period in 2015. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in legal expense related to the FCPA investigation.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of June 30, 2016, we had cash and cash equivalents of $103.5 million compared to $204.4 million as of December 31, 2015. Our working capital was $147.7 million as of June 30, 2016, compared to $265.9 million as of December 31, 2015. Our working capital decreased from the prior year end primarily as a result of a decrease in cash and cash equivalents, accounts receivable and other current assets partially offset by an increase in restricted cash and a decrease in accounts payable and other current liabilities. Our cash balance declined by $100.8 million during the first half of 2016 primarily as a result of our making interest payments on our outstanding debt instruments totaling $40.4 million, moving approximately $18.6 million to restricted cash in order to maintain the borrowing base under our ABL Facility and repaying $13.9 million of long-term debt. As of June 30, 2016, we had no borrowings outstanding and $38.8 million in committed letters of credit outstanding under our ABL Facility with borrowing capacity of $27.3 million available subject to covenant constraints under that facility.

The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(67,390)	$(1,198)
Cash paid for capital expenditures	(5,067)	(32,675)
Proceeds received from sale of fixed assets	8,506	9,950
Proceeds from notes receivable	—	595
Repayments of long-term debt	(13,901)	—
Proceeds from long-term debt	—	305,550
Restricted cash	(18,605)	—
Proceeds from borrowings on revolving credit facility	—	130,000
Repayments on revolving credit facility	—	(200,000)
Payment of deferred financing costs	—	(11,072)
Other financing activities, net	(2,782)	(3,262)
Effect of exchange rates on cash	(1,593)	289
Net increase (decrease) in cash and cash equivalents	$(100,832)	$198,177
Cash used in operating activities was $67.4 million for the six months ended June 30, 2016 compared to cash used in operating activities of $1.2 million for the six months ended June 30, 2015. Cash used by operating activities for the six months ended June 30, 2016 was primarily related to net loss adjusted for noncash items. Cash used by operating activities for the six months ended June 30, 2015 was primarily related to decrease in deferred tax liabilities partially offset by net loss adjusted for noncash items.
Cash provided by investing activities was $3.4 million for the six months ended June 30, 2016 compared to cash used in investing activities of $22.1 million for the six months ended June 30, 2015. Cash inflows during these periods consisted primarily of proceeds from sales of fixed assets. Cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures primarily relate to maintenance of our equipment.
Cash used in financing activities was $35.3 million for the six months ended June 30, 2016 compared to cash provided by financing activities of $221.2 million for the six months ended June 30, 2015. Overall financing cash outflows for 2016 primarily relate to the increase in restricted cash and repayment of long-term debt. Overall financing cash inflows for 2015 primarily relate to proceeds from long-term debt partially offset by net repayment of our prior revolving credit facility.
Sources of Liquidity and Capital Resources
We expect that our primary sources of liquidity will be from cash on hand, internally generated cash flows from operations and availability under our ABL Facility. We had negative cash from operating activities of $22.4 million during the twelve months ended December 31, 2015 and $67.4 million during the six months ended June 30, 2016, and, if industry conditions do not improve, we expect to continue to experience negative cash from operations for the foreseeable future.

As of June 30, 2016, our total outstanding debt was $953.6 million. We have no significant maturities of debt until 2020. Interest to be paid for the remainder of 2016 related to our 2021 Notes is approximately $11 million and is due on September 1, 2016. Mandatory principal payments for the remainder of 2016 related to our Term Loan Facility, assuming we make no optional principal payments and without giving effect to the prepayments described below under “-Covenant Compliance,”, is approximately $1.6 thousand. Interest on our Term Loan Facility is due each quarter and, assuming we make no optional principal payments on the Term Loan Facility, quarterly interest payments are expected to be approximately $8 million.
At June 30, 2016, our annual debt maturities for our 2021 Notes and Term Loan Facility were as follows:

Year	Principal Payments
(in thousands)
2016	$1,575
2017	3,150
2018	3,150
2019	3,150
2020 and thereafter	965,071
Total principal payments	$974,523
Covenant Compliance
As of June 30, 2016, we were in compliance with the covenants under the indenture governing the 2021 Notes and under the ABL Facility and the Term Loan Facility (collectively, the “Facilities”), subject to the matter described below.
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
Based on the appraisal obtained by the Company and delivered to the Administrative Agents with our financial statements for the year ended December 31, 2015, we were in compliance with the Asset Coverage Ratio as of March 31, 2016. However, during the first quarter of 2016, certain of the Term Loan Lenders requested a new appraisal from a different appraiser, and, based on that appraisal, certain of the Term Loan Lenders have alleged that we were not in compliance with the Asset Coverage Ratio as of March 31, 2016. Although the Company disagrees with the validity of the appraisal commissioned by the Term Loan Lenders, and has reserved certain of its rights to contest such appraisal, we entered into a Forbearance Agreement on May 11, 2016 (the “Forbearance Agreement”) with certain of the Term Loan Lenders pursuant to which such lenders agreed that, subject to the terms and conditions of the Forbearance Agreement, they would forbear from exercising remedies available to them under the Term Loan Facility as a result of our alleged non-compliance with the Asset Coverage Ratio under the Term Loan Facility. We also entered into a Limited Consent and Forbearance Agreement on May 11, 2016 (the “Limited Consent”) with certain of the ABL Lenders pursuant to which such lenders consented to the prepayment we made under the Term Loan Facility and agreed to a substantially similar forbearance. Those forbearance agreements have been extended since they were originally entered into and currently continue indefinitely until terminated by the lenders or noteholders party thereto on not less than five business days’ notice to us. As consideration for the Term Loan Lenders’ forbearance, we have prepaid $12.5 million in principal and accrued interest under the Term Loan Facility.
The Forbearance Agreement and amendments and the Limited Consent and amendments are filed as exhibits 10.4, 10.5, 10.6, 10.7, 10.8 and 10.9, respectively, to this Current Report on Form 10-Q and reference is hereby made to such exhibits for their complete terms.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of June 30, 2016, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade. We were in compliance with these covenants as of June 30, 2016.
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
We were in compliance with covenants of the Facilities as of June 30, 2016. As of June 30, 2016, we have no borrowings outstanding and $38.8 million of letters of credit outstanding with borrowing capacity of $27.3 million available subject to covenant constraints under our ABL Facility.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of June 30, 2016, $2.0 million of letters of credit were outstanding under the facility.
Liquidity Outlook
As of June 30, 2016, we had cash and cash equivalents of $103.5 million and borrowing capacity of $27.3 million, subject to covenant constraints under the ABL Facility. During the six months ended June 30, 2016, we utilized existing cash balances to fund the Company’s operations as our cash flow from operations was negative $67.4 million. Our ability to fund our operations, pay the principal and interest on our long-term debt and satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations. If industry conditions do not improve, we are likely to continue to have significant negative cash flows from operations during the remainder of 2016.

We have had negative cash flows from operations in recent fiscal periods and conditions in our industry remain depressed. Additionally, and as more fully described above, each of our Facilities and our Indenture contain affirmative and negative covenants, including financial ratios and tests, and if we fail to remain in compliance with those covenants, our lenders and note holders may declare us to be in default and exercise a variety of remedies against us. These covenants include, among others, covenants that restrict our ability to take certain actions without the permission of the holders of our indebtedness, including the incurrence of debt, the granting of liens, the making of investments, the payment of dividends and the sale of assets, and the financial ratios and tests include, among others, a requirement that we comply with a Minimum Liquidity Covenant, an Asset Coverage Ratio and, during certain periods, a fixed charge coverage ratio.
Our ability to satisfy required financial covenants, ratios and tests in our debt agreements and to generate cash from operations and maintain availability of cash and other sources of liquidity can be affected by events beyond our control, including commodity prices, demand for our services, the valuation of our assets and other obligations as well as prevailing economic, financial and industry conditions, and we can offer no assurance that we will be able to generate sufficient cash from operations, maintain sufficient liquidity or comply with such covenants or that the holders of our indebtedness will not seek to assert that we are not in compliance with our covenants.
Even though we believe we were in compliance with the Asset Coverage Ratio as of June 30, 2016, we may have difficulty complying with this and other financial ratios and tests in future periods. For example, the Term Priority Collateral includes substantially all of our operating assets, and the value of these assets is susceptible to decline during periods of low activity. If the appraised value of these assets further declines and we are unable to repay amounts outstanding under the Term Loan Facility and/or provide additional Term Priority Collateral, we may be unable to comply with the Asset Coverage Ratio in the Facilities.
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
Finally, under our ABL Facility, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 during the period commencing on the day that availability under the ABL Facility is less than the greater of $20 million and 20% of the Commitments under the ABL Facility. The fixed charge coverage ratio is generally defined as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions. We have generated negative EBITDA in recent fiscal periods and therefore believe that, in the absence of a significant improvement in the conditions in our industry, we would not be in compliance with the fixed charge coverage ratio if our availability were to decrease to a level that resulted in such covenant becoming applicable. Availability under the ABL Facility is influenced primarily by our use of the facility and by the level of our accounts receivable. As of June 30, 2016, we had no borrowings outstanding but had $38.8 million of committed letters of credit outstanding, resulting in availability under the ABL Facility of $27.3 million subject to covenant constraints under that facility. Our accounts receivable have been decreasing as a result of the conditions in our industry, and, although we have been taking steps to seek to maintain the availability under our ABL Facility, such as by depositing cash with the ABL Lenders and seeking to cash collateralize certain letters of credit, we may not be able to maintain sufficient availability to avoid the application, and a potential breach, of the fixed charge coverage ratio.
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
No assurance can be given, however, that we will be able to implement any such transaction or alternative, if necessary, on commercially reasonable terms or at all, and, even if we are successful in implementing a strategic transaction or alternative, such transaction or alternative may not be successful in allowing us to meet our debt obligations and improving our liquidity. If we breach the covenants under our debt agreements or if we are lack sufficient liquidity to satisfy our debt or other obligations, then, in the absence of a strategic transaction or alternative, our creditors could potentially force us into bankruptcy or we could be forced to seek bankruptcy protection to restructure our business and capital structure, in which case we could be forced to liquidate our assets and may receive less than the value at which those assets are carried on our financial statements. Even if we are able to implement a strategic transaction or alternative, such transaction or alternative may impose onerous terms on us. Additionally, we have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that implementation of a strategic transaction or alternative or a bankruptcy proceeding is likely to result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing all of their interests in our company.
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
Future Capital Requirements
During the six months ended June 30, 2016, our capital expenditures totaled $5.1 million, primarily related to the ongoing maintenance of our equipment. Our capital expenditure plan for 2016 contemplates spending up to approximately $20.0 million, subject to market conditions. This is primarily related to equipment maintenance needs. Our capital expenditure program for 2016 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2016 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2016 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At June 30, 2016 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Since January 2014, the Company has been cooperating with investigations by the Department of Justice and the SEC into possible violations by the Company of the Foreign Corrupt Practices Act (“FCPA”). On April 28, 2016, the Company announced that the Department of Justice had closed its investigation and that the Department had decided to decline prosecution of the Company. Effective August 11, 2016, the Company entered into a settlement agreement with the SEC resolving the SEC’s investigation into possible violations of the FCPA by the Company or its subsidiaries. Pursuant to the settlement, Key has agreed to pay disgorgement of $5.0 million and to cease and desist from committing or causing any violations of the books and records and internal controls provisions of the FCPA. The Company neither admitted nor denied any of the SEC’s allegations, except as to jurisdiction. The Company accrued a liability for the SEC settlement in the first quarter in the amount of $5.0 million.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California’s wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. On December 22, 2015, that court issued an order granting in part and denying in part a class certification motion. The court initially certified a class of hourly paid, non-exempt oilfield employees who allege they did not receive reimbursement for all business expenses and allege they did not receive all rest breaks required by California law. On July 6, 2016, the court granted plaintiffs’ motion for reconsideration, and certified additional claims alleging that the wage statements were inaccurate and the overtime was improperly calculated. The court did not determine whether Key is liable to any of the class members. The plaintiff in the third case must file the motion for class certification by September 30, 2016, and that motion is scheduled to be heard on February 6, 2017. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case was dismissed on July 19, 2016. We have investigated the claims in the four remaining lawsuits, and intend to vigorously defend them.  Because these cases are at an early stage, we cannot estimate any possible loss or range of loss.
In August 2014, two class action lawsuits were filed in the U.S. District Court, Southern District of Texas, Houston Division, individually and on behalf of all other persons similarly situated against the Company and certain officers of the Company, alleging violations of federal securities laws, specifically, violations of Section 10(b) thereunder and Rule 10(b)-5 thereunder, and Section 20(a) of the Securities Exchange Act of 1934. Those lawsuits were styled as follows: Sean Cady, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4:14-cv-2368, filed on August 15, 2014; and Ian W. Davidson, Individually and on Behalf of All Other Persons Similarly Situated v. Key Energy Services, Inc., Richard J. Alario, and J. Marshall Dodson, No. 4.14-cv-2403, filed on August 21, 2014. On December 11, 2014, the Court entered an order that consolidated the two lawsuits into one action, along with any future filed tag-along actions brought on behalf of purchasers of Key Energy Services, Inc. common stock. The order also appointed Inter-Local Pension Fund as the lead plaintiff in the class action and approved the law firm of Spector Roseman Kodroff & Willis, P.C. as lead counsel for the consolidated class and Kendall Law Group, LLP, as local counsel for the consolidated class. The lead plaintiff filed the consolidated amended complaint on February 13, 2015. Among other changes, the consolidated amended complaint added Taylor M. Whichard III and Newton W. Wilson III as defendants, and sought to represent a class of purchasers of the Company’s stock between September 4, 2012 and July 17, 2014. Defendants Key Energy Services, Inc., Richard J. Alario, J. Marshall Dodson and Newton W. Wilson III filed a Motion to Dismiss on April 14, 2015. Defendant Taylor M. Whichard III filed a Joinder in Motion and Motion to Dismiss on the same date. Lead plaintiff filed an opposition to that motion, and all defendants filed reply briefs in support of the motion. On April 1, 2016, the Court issued its Opinion and Order granting the defendants’ Motion to Dismiss. The Court allowed the lead plaintiff 20 days to file another amended complaint or to inform the Court that it no longer wishes to proceed with the suit. On April 20, 2016, the lead plaintiff notified the Court that it did not intend to amend its complaint. On April 26, 2016, the Court entered a final judgment dismissing the case. The deadline for the lead plaintiff to appeal the dismissal expired on May 26, 2016. Accordingly, there has not been any loss associated with this case.
In addition, in a letter dated September 4, 2014, a purported shareholder of the Company demanded that the Company’s board of directors (the “Board”) commence an independent internal investigation into and legal proceedings against each member of the Board, a former member of the Board and certain officers of the Company for alleged violations of

Maryland and/or federal law. The letter alleges that the Board and senior officers breached their fiduciary duties to the Company, including the duty of loyalty and due care, by (i) improperly accounting for goodwill, (ii) causing the Company to potentially violate the FCPA, resulting in an investigation by the SEC, (iii) causing the Company to engage in improper conduct related to the Company’s Russia operations; and (iv) making false statements regarding, and failing to properly account for, certain contracts with Pemex. As described in the letter, the purported shareholder believes that the legal proceedings should seek recovery of damages in an unspecified amount allegedly sustained by the Company. The Board referred the demand letter to a special committee of the Board (the “Special Committee”).
In April 2016, the Special Committee decided to recommend to the Board that the actions stated in the demand letter, including the commencement of litigation asserting the claims stated in the demand letter, would not serve the best interests of the Company and its shareholders, and that the demand should be refused. On May 12, 2016, the Special Committee reported its recommendations to the independent members of the board, who voted unanimously to ratify, adopt and approve the recommendations of the Special Committee and directed counsel to prepare a response. On August 10, 2016, the Board approved the response and the purported shareholder was notified of this determination on August 12, 2016. We cannot predict the outcome of this matter.
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). We agreed to conditional certification in the first lawsuit and notice of the case issued to 56 putative class members.  Only 11 of the eligible class members filed a notice of consent to join the lawsuit by the opt-in deadline. This is an opt-in rate of just below 20%. The first lawsuit is currently set for trial on December 12, 2016. We also agreed to conditional certification in the second lawsuit and notice of the case issued to 14 putative class members. Nine putative class members, including the named plaintiff, have filed a notice of consent to join the lawsuit and the deadline to join expired on April 4, 2016. There is no trial date set for the second lawsuit.  At this time, we cannot estimate any possible loss or range of loss for either case.
In May 2015, a class and collective action lawsuit was filed in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act. We agreed to conditional certification of a putative class and notice issued to 174 putative class members. Only 27 of the eligible class members filed a notice of consent to join the lawsuit by the opt-in deadline. This is an opt-in rate of just above 15%. There is no trial date set for this lawsuit. At this time, we cannot estimate any possible loss or range of loss for this case.
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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2016, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
April 1, 2016 to April 30, 2016	221	$0.37
May 1, 2016 to May 31, 2016	1,854	0.38
June 1, 2016 to June 30, 2016	81,828	0.25
Total	83,903	$0.25

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date, as quoted on the NYSE.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 15, 2016	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038).

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

3.4
Amendment to Ninth Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to to Exhibit 3.1 of our Current Report on Form 8-K filed on August 8, 2016, File No. 001-08038).

10.1†*	Key Energy Services, Inc. Amended and Restated 2014 Equity and Cash Incentive Plan.

10.2†*	First Global Amendment to the Amended and Restated 2014 Equity and Cash Incentive Plan Restricted Stock Award Agreements.

10.3
Revised Promotion Bonus Agreement by and between Key Energy Services, Inc. and Robert Drummond, dated April 6, 2016. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on April 12, 2016, File No. 001-08038.)

10.4
Forbearance Agreement dated as of May 11, 2016, among Key Energy Services, Inc., each of the guarantors party thereto, each of the Lenders party thereto and Cortland Capital Market Services LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, File No. 001-08038.)

10.5
Limited Consent to Loan Agreement and Forbearance Agreement, Dated May 11, 2016, among Key Energy Services, Inc., Key Energy Services, LLC, certain subsidiaries of the Borrowers as Guarantors, Lenders and Co-Collateral Agents party thereto and Bank of America, N.A., as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2016, File No. 001-08038.)

10.6
Amendment No. 1 dated June 6, 2016 to that certain Limited Consent to Loan Agreement and Forbearance Agreement, dated May 11, 2016, among Key Energy Services, Inc., Key Energy Services, LLC, certain subsidiaries of the Borrowers as Guarantors, Lenders and Co-Collateral Agents party thereto and Bank of America, N.A., as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 6, 2016, File No. 001-08038.)

10.7
Amendment No. 1 dated June 6, 2016 to that certain Forbearance Agreement dated as of May 11, 2016, among Key Energy Services, Inc., each of the guarantors party thereto, each of the Lenders party thereto and Cortland Capital Market Services LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 6, 2016, File No. 001-08038.)

10.8
Amendment No. 2 dated June 17, 2016 to that certain Forbearance Agreement dated as of May 11, 2016, as amended by Amendment No. 1 dated June 6, 2016 among Key Energy Services, Inc., each of the guarantors party thereto, each of the Lenders party thereto and Cortland Capital Market Services LLC, as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on June 20, 2016, File No. 001-08038.)

10.9
Amendment No. 2 dated June 17, 2016 to that certain Limited Consent to Limited Agreement and Forbearance Agreement, dated May 11, 2016, as amended by Amendment No. 1 dated June 6, 2016, among Key Energy Services, Inc., Key Energy Services, LLC, certain subsidiaries of the Borrowers as Guarantors, Lenders and Co-Collateral Agents party thereto and Bank of America, N.A., as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 20, 2016, File No. 001-08038.)

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