Form 10-Q
period 2016-09-30
KEY ENERGY SERVICES INC
filed 2016-11-14
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
As of November 8, 2016, the number of outstanding shares of common stock of the registrant was 160,563,386.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2016
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, in Part II, Item 1A. Risk Factors in this Current Report on Form 10-Q and in the other reports we file with the Securities and Exchange Commission.
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
Important factors that may affect our expectations, estimates or projections include, but are not limited to, the following:

•
risks and uncertainties associated with the Chapter 11 process, including our inability to obtain confirmation of a plan under Chapter 11 of the Bankruptcy Code (as defined below) or an alternative restructuring transaction;

•	our inability to maintain relationships with suppliers, customers, employees and other third parties as a result of our Chapter 11 filing;

•
our ability to obtain the approval of the Bankruptcy Court (as defined below) with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases (as defined below), including maintaining strategic control as debtor-in-possession;

•	the effects of the Bankruptcy Petitions on the Company and on the interests of various constituents, including holders of our common stock;

•	the length of time that the Company will operate under Chapter 11 protection and the continued availability of capital during the pendency of the proceedings;

•	the potential adverse effects of the Chapter 11 proceedings on our liquidity and results of operations;

•	increased advisory costs to execute a reorganization;

•	conditions in the oil and natural gas industry, especially oil and natural gas prices and capital expenditures by oil and natural gas companies;

•	volatility in oil and natural gas prices;

•	our ability to implement price increases or maintain pricing on our core services;

•	industry capacity;

•	increased labor costs or unavailability of skilled workers;

•	asset impairments or other charges;

•	the periodic low demand for our services and resulting operating losses and negative cash flows;

•	our highly competitive industry as well as operating risks, which are primarily self-insured, and the possibility that our insurance may not be adequate to cover all of our losses or liabilities;

•	the economic, political and social instability risks of doing business in certain foreign countries;

•	our historically high employee turnover rate and our ability to replace or add workers;

•	our ability to incur debt or long-term lease obligations;

•	our ability to implement technological developments and enhancements;

•	significant costs and liabilities resulting from environmental, health and safety laws and regulations, including those relating to hydraulic fracturing;

•	severe weather impacts on our business;

•	our ability to successfully identify, make and integrate acquisitions and our ability to finance future growth of our operations or future acquisitions;

•	the loss of one or more of our larger customers;

•	the impact of compliance with climate change legislation or initiatives;

•	our ability to generate sufficient cash flow to meet debt service obligations;

•	the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt, including our ability to comply with covenants under our current debt agreements;

•	an increase in our debt service obligations due to variable rate indebtedness;

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

•
other factors affecting our business described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, in Part II, Item 1A. Risk Factors in this Current Report on Form 10-Q and in the other reports we file with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,111	$204,354
Restricted cash	18,605	—
Accounts receivable, net of allowance for doubtful accounts of $21,285 and $20,951, respectively	64,542	115,992
Inventories	25,813	29,395
Other current assets	59,866	70,685
Total current assets	225,937	420,426
Property and equipment	2,241,504	2,376,388
Accumulated depreciation	(1,505,042)	(1,496,356)
Property and equipment, net	736,462	880,032
Intangible assets, net	3,547	5,883
Other non-current assets	29,675	21,457
TOTAL ASSETS	$995,621	$1,327,798
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,608	$30,740
Current portion of long-term debt	944,202	3,150
Other current liabilities	138,805	120,593
Total current liabilities	1,090,615	154,483
Long-term debt	—	961,700
Workers’ compensation, vehicular and health insurance liabilities	25,962	26,327
Deferred tax liabilities	—	14,252
Other non-current liabilities	42,141	30,746
Commitments and contingencies
Equity:
Common stock, $0.10 par value; 200,000,000 shares authorized, 160,782,673 and 157,543,259 shares issued and outstanding	16,078	15,754
Additional paid-in capital	966,636	966,637
Accumulated other comprehensive loss	(42,282)	(43,740)
Retained deficit	(1,103,529)	(798,361)
Total equity	(163,097)	140,290
TOTAL LIABILITIES AND EQUITY	$995,621	$1,327,798
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES	$102,406	$176,857	$308,506	$642,152
COSTS AND EXPENSES:
Direct operating expenses	96,071	174,505	276,088	537,876
Depreciation and amortization expense	33,467	45,270	105,075	138,377
General and administrative expenses	42,456	45,314	129,604	163,668
Impairment expense	40,000	649,944	40,000	692,996
Operating loss	(109,588)	(738,176)	(242,261)	(890,765)
Interest expense, net of amounts capitalized	21,120	21,704	64,061	52,104
Other (income) loss, net	154	5,915	(665)	10,099
Loss before income taxes	(130,862)	(765,795)	(305,657)	(952,968)
Income tax benefit	110	125,634	489	187,752
NET LOSS	$(130,752)	$(640,161)	$(305,168)	$(765,216)
Loss per share:
Basic and diluted	$(0.81)	$(4.06)	$(1.90)	$(4.90)
Weighted average shares outstanding:
Basic and diluted	160,846	157,605	160,626	156,266
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
NET LOSS	$(130,752)	$(640,161)	$(305,168)	$(765,216)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(156)	(5,266)	1,458	(4,750)
COMPREHENSIVE LOSS	$(130,908)	$(645,427)	$(303,710)	$(769,966)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(305,168)	$(765,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	105,075	138,377
Impairment expense	40,000	692,996
Bad debt expense	1,674	1,832
Accretion of asset retirement obligations	431	468
Loss (income) from equity method investments	105	(6)
Amortization and write-off of deferred financing costs and premium	3,901	3,335
Deferred income tax benefit	(501)	(126,752)
Loss on disposal of assets, net	5,011	5,713
Share-based compensation	3,652	8,198
Excess tax expense from share-based compensation	3,164	3,301
Changes in working capital:
Accounts receivable	50,240	157,815
Other current assets	3,589	5,643
Accounts payable, accrued interest and accrued expenses	(3,983)	(107,576)
Share-based compensation liability awards	(227)	(55)
Other assets and liabilities	(11,772)	(38,911)
Net cash used in operating activities	(104,809)	(20,838)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,420)	(38,907)
Proceeds from sale of fixed assets	13,376	11,500
Proceeds from notes receivable	—	595
Net cash provided by (used in) investing activities	5,956	(26,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(24,548)	(788)
Proceeds from long-term debt	—	305,550
Restricted cash	(18,605)	—
Proceeds from borrowings on revolving credit facility	—	130,000
Repayments on revolving credit facility	—	(200,000)
Payment of deferred financing costs	—	(11,072)
Repurchases of common stock	(165)	(313)
Excess tax expense from share-based compensation	(3,164)	(3,301)
Net cash provided by (used in) financing activities	(46,482)	220,076
Effect of changes in exchange rates on cash	(1,908)	(613)
Net increase (decrease) in cash and cash equivalents	(147,243)	171,813
Cash and cash equivalents, beginning of period	204,354	27,304
Cash and cash equivalents, end of period	$57,111	$199,117

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and we previously operated in Mexico. On October 16, 2016, we completed the sale of our business in Mexico and we are pursuing the sale of our business in Russia. In addition, we have a technology development and control systems business based in Canada.
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
On October 24, 2016 (the “Petition Date”), the Company and certain of its domestic subsidiaries (collectively, and together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), pursuant to the terms of the Plan Support Agreement described below. The Debtors have obtained joint administration of their Chapter 11 cases under the caption In re: Key Energy Services, Inc, et al., Case No. 16-12306 (the “Chapter 11 Cases”). The subsidiary Debtors in the Chapter 11 Cases are Misr Key Energy Investments, LLC, Key Energy Services, LLC, and Misr Key Energy Services, LLC.
On August 24, 2016, the Debtors entered into a Plan Support Agreement (the “Plan Support Agreement”) with certain of its lenders and noteholders with respect to the terms of a Chapter 11 plan of reorganization pursuant to which, among other things and subject to the terms and conditions in the Plan Support Agreement, the Company agreed to (a) commence a solicitation (the “Solicitation”) for acceptance of a prepackaged plan of reorganization (the “Plan”) based on the restructuring transactions contemplated by the Plan Support Agreement, (b) offer subscription rights (the “Rights Offering”) to certain qualifying holders of Key’s senior notes and certain qualifying Key equity holders to purchase an aggregate of up to 7,022,859 shares of reorganized Key common stock at a price per share of $12.10 for aggregate gross proceeds of up to $85 million, which proceeds may be increased by up to $25 million through the sale of additional shares of reorganized Key common stock at a price per share ranging between $6.86 and $8.94, based on the expected pro forma liquidity of the reorganized Company as of the effective date of the Plan, (c) if the Plan is accepted by the requisite number of voting holders representing the requisite amounts of the Company’s senior notes and term loans in the Solicitation, file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, and (d) seek approval of the Plan by the Bankruptcy Court.
On September 21, 2016, pursuant to the Plan Support Agreement, the Company commenced the Solicitation from holders of the 2021 Notes (“Note Claims”) and holders of loan claims under the Company’s Term Loan Credit Agreement dated June 1, 2015 (“Term Loan Claims”). The Plan was accepted by 93.88% in number, and 99.89% in principal amount of the Company’s Noteholders and holders of 100% in number, and 100% in principal amount of Term Loan Claims, which satisfies the Bankruptcy Code’s applicable thresholds of accepting creditors in each of those classes of claims. In addition, on September 21, 2016, Key commenced the Rights Offering.
The Plan contemplates that Key will remain a public company and that the 2021 Notes (as defined below) and all existing Key equity interests will be cancelled and each holder of 2021 Notes shall receive such holder’s pro rata share of 7,500,000 shares of common stock of reorganized Key. In addition, Key equity holders will receive a ratable portion of (a) 815,891 shares of common stock of reorganized Key and (b) warrants to purchase a number of shares of common stock of reorganized Key that will be determined at a later date, but prior to Key’s emergence from bankruptcy. Holders of Key’s common stock will also be eligible to elect to participate in a cash-out option under the Plan, which will be funded by certain Key equity holders that committed to doing so in the Rights Offering. Upon confirmation of the Plan, holders of the 2021 Notes are expected to own approximately 95% of the common stock of reorganized Key and holders of Key’s equity interests are expected to own approximately 5% of the common stock of reorganized Key, in each case subject to (a) the results of the Rights Offering, (b) the exercise of the warrants referred to above, (c) shares issued to certain parties to the Plan Support Agreement that also have committed to backstop the full amount of the Rights Offering and (d) potential further dilution as a result of a new proposed management incentive plan.
The Plan also contemplates that each holder of the Term Loan Facility (defined below) will receive its pro rata share of (i) payment upon consummation of the plan to reduce the outstanding balance of Term Loan Facility to $250 million and (ii) $250 million in principal amount of new term loans under an amended term loan credit agreement.

On October 25, 2016, the Bankruptcy Court granted certain motions allowing the Debtors to pay their employees, vendors and trade creditors in full in the ordinary course of business and to maintain their customer-related programs and policies. The Debtors anticipate that, during the Chapter 11 Cases, subject to continuing Bankruptcy Court approval, the Company’s trade creditors and vendors will continue to be paid in full in the ordinary course of business. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while the Chapter 11 Cases are pending.
The filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its ABL Facility and Term Loan Facility (each as defined below, the “Facilities”) and its 2021 Notes. The Facilities and the indenture governing the 2021 Notes provide that as a result of the Bankruptcy Petitions the principal and interest due thereunder shall be immediately due and payable. Any effort to enforce such payment obligations, however, are automatically stayed as a result of the Bankruptcy Petitions, and the creditor’s rights of enforcement thereunder are subject to the applicable provisions of the Bankruptcy Code.
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors. The accompanying consolidated financial statements do not reflect the application of ASC 852, “Reorganizations”.
We have evaluated events occurring after the balance sheet date included in this Quarterly Report on Form 10-Q and through the date on which the unaudited condensed consolidated financial statements were issued, for possible disclosure of a subsequent event. In October of 2016, we identified subsequent events that required disclosure. See “Note 17. Subsequent Events” for further discussion.
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
During the third quarter of 2016, the assets and related liabilities of our Mexican business unit which is included in our International reporting segment met the criteria for assets held for sale. We recorded a $40.0 million impairment of our Mexican assets to reduce the carrying value of the assets to fair market value. The sale was completed in October of 2016.

The following assets and related liabilities of our Russian and Mexican business unit are classified as held for sale on our September 30, 2016 condensed consolidated balance sheet:

	Russia	Mexico	Total
	(in thousands)
Current assets:
Cash and cash equivalents	$1,087	$318	$1,405
Accounts receivable	3,568	8,927	12,495
Inventories	—	976	976
Other current assets	—	23,057	23,057
Total current assets	4,655	33,278	37,933
Property and equipment, net	—	9,500	9,500
Other non-current assets	—	37	37
Total assets	$4,655	$42,815	$47,470
Current liabilities:
Accounts payable	$257	$11,314	$11,571
Other current liabilities	303	9,989	10,292
Total current liabilities	560	21,303	21,863
Deferred tax liabilities	—	12,138	12,138
Total liabilities	560	33,441	34,001
Net Assets	$4,095	$9,374	$13,469
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2016 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2015	157,543	$15,754	$966,637	$(43,740)	$(798,361)	$140,290
Foreign currency translation	—	—	—	1,458	—	1,458
Common stock purchases	(552)	(55)	(110)	—	—	(165)
Share-based compensation	3,792	379	3,273	—	—	3,652
Tax expense from share-based compensation	—	—	(3,164)	—	—	(3,164)
Net loss	—	—	—	—	(305,168)	(305,168)
Balance at September 30, 2016	160,783	$16,078	$966,636	$(42,282)	$(1,103,529)	$(163,097)

A reconciliation of the total carrying amount of our equity accounts for nine months ended September 30, 2015 is as follows:

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
	Number of Shares	Amount at Par
	(in thousands)
Balance at December 31, 2014	153,557	$15,356	$960,647	$(37,280)	$119,340	$1,058,063
Foreign currency translation	—	—	—	(4,750)	—	(4,750)
Common stock purchases	(147)	(15)	(298)	—	—	(313)
Share-based compensation	4,288	429	7,769	—	—	8,198
Tax expense from share-based compensation	—	—	(3,301)	—	—	(3,301)
Net loss	—	—	—	—	(765,216)	(765,216)
Balance at September 30, 2015	157,698	$15,770	$964,817	$(42,030)	$(645,876)	$292,681
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Other current assets:
Deferred tax assets	$2,439	$10,131
Prepaid current assets	8,512	23,287
Reinsurance receivable	7,861	8,409
VAT asset	—	12,784
Current assets held for sale	37,934	4,691
Other	3,120	11,383
Total	$59,866	$70,685
The table below presents comparative detailed information about other non-current assets at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Other non-current assets:
Deferred tax assets	$870	$6,260
Reinsurance receivable	8,324	8,877
Deposits	9,887	3,463
Equity method investments	921	1,026
Non-current assets held for sale	9,537	1,209
Other	136	622
Total	$29,675	$21,457

The table below presents comparative detailed information about other current liabilities at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Other current liabilities:
Accrued payroll, taxes and employee benefits	$16,667	$19,578
Accrued operating expenditures	10,217	12,514
Income, sales, use and other taxes	13,679	24,833
Self-insurance reserve	29,355	30,029
Accrued interest	34,386	23,685
Accrued insurance premiums	93	3,588
Current liabilities held for sale	21,862	529
Other	12,546	5,837
Total	$138,805	$120,593
The table below presents comparative detailed information about other non-current liabilities at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(in thousands)
Other non-current liabilities:
Asset retirement obligations	$11,954	$12,218
Environmental liabilities	3,641	5,520
Accrued rent	3,429	192
Accrued sales, use and other taxes	10,822	11,137
Non-current liabilities held for sale	12,138	—
Other	157	1,679
Total	$42,141	$30,746

NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Noncompete agreements:
Gross carrying value	$1,535	$1,535
Accumulated amortization	(1,433)	(1,289)
Net carrying value	102	246
Patents, trademarks and tradenames:
Gross carrying value	400	1,329
Accumulated amortization	(333)	(302)
Net carrying value	67	1,027
Customer relationships and contracts:
Gross carrying value	40,650	41,996
Accumulated amortization	(38,349)	(38,705)
Net carrying value	2,301	3,291
Developed technology:
Gross carrying value	4,778	4,778
Accumulated amortization	(3,701)	(3,459)
Net carrying value	1,077	1,319
Total:
Gross carrying value	48,139	50,417
Accumulated amortization	(44,592)	(44,534)
Net carrying value	$3,547	$5,883
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected Amortization Expense
		Remainder of 2016	2017	2018	2019	2020	2021
		(in thousands)
Noncompete agreements	1.2	$28	$74	$—	$—	$—	$—
Trademarks	1.7	10	40	17	—	—	—
Customer relationships and contracts	3.1	309	990	431	341	230	—
Developed technology	3.5	78	315	315	242	127	—
Total expected intangible asset amortization expense		$425	$1,419	$763	$583	$357	$—
Amortization expense for our intangible assets was $0.4 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively.
NOTE 7. DEBT
Set forth below are descriptions of the Company’s Facilities and the 2021 Notes as of September 30, 2016. As discussed in Note 1 above, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the Facilities and the 2021 Notes. As a result the principal and interest due thereunder is due and payable. Because of this, we have classified our debt as current as of September 30, 2016. Any effort to enforce such payment obligations under the Facilities and the 2021 Notes is automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the Facilities are subject to the applicable provisions of the Bankruptcy Code. Additionally, pursuant to the terms of the Second Amendment (as defined below), we are no longer permitted to draw under our ABL Facility.
As of September 30, 2016 and December 31, 2015, the components of our debt were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
6.75% Senior Notes due 2021	$675,000	$675,000
Term Loan Facility due 2020	288,876	313,425
Debt issuance costs and unamortized premium (discount) on debt, net	(19,674)	(23,575)
Total	$944,202	$964,850
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2016, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade.

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
On August 24, 2016, in connection with entering into the Plan Support Agreement, the Company entered into the Limited Consent and Second Amendment to Loan and Amendment No. 3 to Limited Consent to Loan Agreement and Forbearance Agreement (the “Second Amendment”) in connection with its revolving credit facility pursuant to the ABL Facility. Among other provisions, the Second Amendment terminated the lenders’ commitments under the ABL Facility to make any further extensions of credit, although letters of credit outstanding under the ABL Facility as of such date will remain outstanding and may be extended pursuant to the terms of the Second Amendment. As a result, the Company will no longer have access to the liquidity provided by the ABL Facility.
As of September 30, 2016, we have no borrowings outstanding and $38.5 million in letters of credit outstanding under the ABL Facility.
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
The Term Loan Facility contains events of default, the occurrence of which entitle the Term Loan Lenders to accelerate the maturity of amounts outstanding under the Term Loan Facility and exercise other customary remedies. The Term Loan Lenders agreed to forbear as to certain events of default in connection with entering into the Plan support Agreement.
Liquidity and Capital Resources
Our ability to fund our operations, pay the principal and interest on our debt and satisfy our other obligations will depend upon our available liquidity and the amount of cash flows we are able to generate from our operations. Cash used in operations was $22.4 million during the twelve months ended December 31, 2015 and $104.8 million during the nine months ended September 30, 2016, and, if industry conditions do not improve, we are likely to continue to have significant negative cash flows from operations during the remainder of 2016.
The weighted average interest rates on the outstanding borrowings under the ABL Facility and Term Loan Facility for the three and nine month periods ended September 30, 2016 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
(in thousands)
ABL Facility	—%	—%
Term Loan Facility	10.25%	10.25%
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of September 30, 2016, $2.0 million of letters of credit were outstanding under the facility.
NOTE 8. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other (income) loss, net” for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$(104)	$(61)	$(371)	$(99)
Foreign exchange loss	351	2,472	1,112	4,065
Allowance for collectability of notes receivable	—	3,755	—	7,705
Other, net	(93)	(251)	(1,406)	(1,572)
Total	$154	$5,915	$(665)	$10,099

NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended September 30, 2016 and 2015 were 0.1% and 16.4%, respectively, and 0.2% and 19.7% for the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate varies due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions. The variance between our effective rate and the U.S. statutory rate reflects international profits and losses subject to varying statutory rates, the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, plus the impact of state income taxes and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. In 2015, due to the history of losses in recent years and the current downturn in the oil and gas industry, management determined it is more likely than not that we will not be able to realize a substantial portion of our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the three or nine months ended September 30, 2016 and 2015.
As of September 30, 2016 and December 31, 2015, we had $0.4 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We have substantially concluded all U.S. federal and state tax matters through the year ended December 31, 2012.
We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of less than $0.1 million for the payment of interest and penalties as of September 30, 2016 and December 31, 2015. We believe that it is reasonably possible that $0.2 million of our currently remaining unrecognized tax positions, each of which is individually insignificant, may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $0.6 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of September 30, 2016. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
Beginning in January 2014, the Company has cooperated with investigations by the Department of Justice and the SEC into possible violations by the Company of the Foreign Corrupt Practices Act (“FCPA”). On April 28, 2016, the Company announced that the Department of Justice had closed its investigation and that the Department had decided to decline prosecution of the Company. Effective August 11, 2016, the Company entered into a settlement agreement with the SEC resolving the SEC’s investigation into possible violations of the FCPA by the Company or its subsidiaries. Pursuant to the settlement, Key has agreed to pay disgorgement of $5.0 million and to cease and desist from committing or causing any violations of the books and records and internal controls provisions of the FCPA. The Company neither admitted nor denied any of the SEC’s allegations, except as to jurisdiction. The Company accrued a liability for the SEC settlement in the first quarter in the amount of $5.0 million,which we paid on August 25, 2016.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California’s wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. On December 22, 2015, that court issued an order granting in part and denying in part a class certification motion. The court initially certified a class of hourly paid, non-exempt oilfield employees who allege they did not receive reimbursement for all business expenses and allege they did not receive all rest breaks required by California law. On July 6, 2016, the court granted plaintiffs’ motion for reconsideration, and certified additional claims alleging that the wage statements were inaccurate and the overtime was improperly calculated. The court did not determine whether Key is liable to any of the class members. The plaintiff in the third case was required to file the motion for class certification by September 30, 2016, but that motion was not filed. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case was dismissed on July 19, 2016. On September 29, 2016, a new class action was filed in California involving the same allegations as the previously filed California class actions plus a claim for overtime wages under federal law. The Company was served with the complaint, but no response will be required during the pendency of the automatic stay. We have investigated the claims in the four remaining lawsuits, and intend to vigorously defend them. Because these cases are at an early stage, we cannot estimate any possible loss or range of loss.
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
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). The first was filed on March 9, 2015 by Juan Aguilar as lead plaintiff (the “Aguilar Suit”), and the second was filed on March 13, 2015 by Cristobal Lazo (the “Lazo Suit”). We agreed to conditional certification in the Aguilar Suit and notice of the case issued to 56 putative class members. Only 11 of the eligible class members filed a notice of consent to join the lawsuit by the opt-in deadline. This is an opt-in rate of just below 20%. The Aguilar Suit was set for trial on December 12, 2016, but all deadlines and settings have been stayed with the filing of bankruptcy. We also agreed to conditional certification in the Lazo Suit and notice of the case issued to 14 putative class members. Nine putative class members, including the named plaintiff, have filed a notice of consent to join the lawsuit and the deadline to join expired on April 4, 2016. There is no trial date set for the Lazo Suit. At this time, we cannot estimate any possible loss or range of loss in either case.

On May 7, 2015, a class and collective action lawsuit was filed by Christopher Marion in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act (the “Marion Suit”). We agreed to conditional certification of a putative class and notice issued to 174 putative class members. Only 27 of the eligible class members filed a notice of consent to join the lawsuit by the opt-in deadline. This is an opt-in rate of just above 15%. There is no trial date set for the Marion Suit. At this time, we cannot estimate any possible loss or range of loss for this case.
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
On or about November 23, 2015, the North Dakota Industrial Commission (“NDIC”) filed a notice in the county of Burleigh County, ND alleging statutory violations by Key Energy Services, LLC, as operator of two salt water disposal wells in the state of North Dakota. The NDIC pled for approximately $888,000 in fines and costs. In October 2016, the Company settled with the NDIC for $88,750.
On October 24, 2016, the Debtors commenced the Chapter 11 Cases. For a description of the Chapter 11 Cases, see Note 1.
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of September 30, 2016 and December 31, 2015, we have recorded $55.3 million and $56.4 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $16.2 million and $17.3 million of insurance receivables as of September 30, 2016 and December 31, 2015, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of September 30, 2016 and December 31, 2015, we have recorded $3.6 million and $5.5 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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

The components of our loss per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(130,752)	$(640,161)	$(305,168)	$(765,216)
Denominator
Weighted average shares outstanding	160,846	157,605	160,626	156,266
Basic and diluted loss per share	$(0.81)	$(4.06)	$(1.90)	$(4.90)
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
The company has issued potentially dilutive instruments such as stock options and SARs. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following shows potentially dilutive instruments:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	301	977	812	1,319
SARs	240	315	240	315
No events occurred after September 30, 2016 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $0.5 million and $0.8 million during the three months ended September 30, 2016 and 2015, respectively. We recognized employee share-based compensation expense of $3.4 million and $6.9 million during the nine months ended September 30, 2016 and 2015, respectively. We did not capitalize any share-based compensation during the three and nine months ended September 30, 2016 and 2015.
The unrecognized compensation cost related to our unvested restricted stock as of September 30, 2016 is estimated to be $2.6 million and is expected to be recognized over a weighted-average period of 1.2 years. All outstanding stock options are vested and there are no unrecognized cost related to our stock options as of September 30, 2016.

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
If any performance units vest for a given performance period, the award holder will be paid a cash amount equal to the vested percentage of the performance units multiplied by the closing stock price of our common stock on the last trading day of the performance period. We account for the performance units as a liability-type award as they are settled in cash. As of September 30, 2016, the fair value of outstanding performance units was $0.1 million, and is being accreted to compensation expense over the vesting terms of the awards. As of September 30, 2016, the unrecognized compensation cost related to our unvested performance units is estimated to be less than $0.1 million and is expected to be recognized over a weighted-average period of 1.3 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
Board of Director Relationships
A member of our board of directors is the Executive Vice President, General Counsel and Chief Administrative Officer of Anadarko Petroleum Corporation (“Anadarko”), which is one of our customers. Sales to Anadarko were approximately $1.3 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $4.4 million and $10.1 million for the nine months ended September 30, 2016 and 2015, respectively. Receivables outstanding from Anadarko were approximately $0.4 million and $0.9 million as of September 30, 2016 and December 31, 2015, respectively. Transactions with Anadarko for our services are made on terms consistent with other customers.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2016 and December 31, 2015.
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial liabilities:
6.75% Senior Notes due 2021	$675,000	$188,595	$675,000	$175,568
Term Loan Facility due 2020	288,876	288,876	313,425	313,425

6.75% Senior Notes due 2021. The fair value of these notes are based upon the quoted market prices for those securities as of the dates indicated. The carrying value of these notes as of September 30, 2016 was $675.0 million, and the fair value was $188.6 million (27.9% of carrying value).
Term Loan Facility due 2020. Because the variable interest rates of these loans approximate current market rates, the fair values of the loans borrowed under this facility approximate their carrying values.
NOTE 15. SEGMENT INFORMATION
Our reportable business segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our operations in Mexico and Russia and our Canadian subsidiary. During the second half of 2015, we ceased operations in Colombia, Ecuador and the Middle East. During the fourth quarter of 2016, we completed the sale of our business in Mexico and we are currently in discussions to sell our business in Russia. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.
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
International
In April 2015, we announced our decision to exit markets in which we participate outside of North America. As of December 31, 2015, we sold our subsidiary in Bahrain and certain assets in Oman, Ecuador and Colombia and are no longer operating in these markets. During the fourth quarter of 2016, we completed the sale of our business in Mexico and we are currently in discussions to sell our business in Russia. We provided rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-drilled wells and plugging and abandonment of wells at the end of their useful lives in each of our international markets. In addition, in Mexico we provided drilling, coiled tubing, wireline and project management and consulting services. We also have a technology development and control systems business based in Canada which is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.

Financial Summary
The following tables set forth our unaudited segment information as of and for the three and nine months ended September 30, 2016 and 2015 (in thousands):

As of and for the three months ended September 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$59,137	$18,969	$7,146	$14,078	$3,076	$—	$—	$102,406
Intersegment revenues	293	203	—	1,194	34	—	(1,724)	—
Depreciation and amortization	14,602	5,867	2,683	6,623	1,719	1,973	—	33,467
Impairment expense	—	—	—	—	40,000	—	—	40,000
Other operating expenses	53,539	26,327	8,835	14,406	5,746	29,674	—	138,527
Operating loss	(9,004)	(13,225)	(4,372)	(6,951)	(44,389)	(31,647)	—	(109,588)
Interest expense, net of amounts capitalized	—	—	—	—	—	21,120	—	21,120
Loss before income taxes	(8,986)	(13,216)	(4,372)	(6,938)	(44,711)	(52,639)	—	(130,862)
Long-lived assets(1)	450,384	111,697	45,705	106,055	10,334	160,835	(115,326)	769,684
Total assets	1,304,552	241,422	114,259	467,392	33,145	(840,066)	(325,083)	995,621
Capital expenditures	521	865	—	954	—	13	—	2,353

As of and for the three months ended September 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$85,200	$35,519	$20,820	$27,629	$7,689	$—	$—	$176,857
Intersegment revenues	84	417	2	1,552	763	542	(3,360)	—
Depreciation and amortization	14,876	6,618	5,671	8,561	6,236	3,308	—	45,270
Impairment expense	297,719	24,479	105,995	180,974	40,777	—	—	649,944
Other operating expenses	77,939	32,758	25,726	24,172	32,844	26,380	—	219,819
Operating loss	(305,334)	(28,336)	(116,572)	(186,078)	(72,168)	(29,688)	—	(738,176)
Interest expense, net of amounts capitalized	—	—	—	—	16	21,688	—	21,704
Loss before income taxes	(305,373)	(28,321)	(116,570)	(185,784)	(74,408)	(55,339)	—	(765,795)
Long-lived assets(1)	495,278	152,610	60,871	141,349	150,897	198,340	(145,984)	1,053,361
Total assets	1,333,275	279,377	143,892	474,416	250,438	(579,969)	(407,405)	1,494,024
Capital expenditures	779	2,200	434	2,586	4	229	—	6,232

As of and for the nine months ended September 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$169,627	$61,230	$24,294	$43,773	$9,582	$—	$—	$308,506
Intersegment revenues	737	733	43	3,448	284	—	(5,245)	—
Depreciation and amortization	44,278	17,725	8,574	21,385	6,067	7,046	—	105,075
Impairment expense	—	—	—	—	40,000	—	—	40,000
Other operating expenses	154,393	70,557	32,298	42,127	17,865	88,452	—	405,692
Operating loss	(29,044)	(27,052)	(16,578)	(19,739)	(54,350)	(95,498)	—	(242,261)
Interest expense, net of amounts capitalized	—	—	—	—	—	64,061	—	64,061
Loss before income taxes	(29,011)	(27,003)	(16,455)	(19,719)	(54,986)	(158,483)	—	(305,657)
Long-lived assets(1)	450,384	111,697	45,705	106,055	10,334	160,835	(115,326)	769,684
Total assets	1,304,552	241,422	114,259	467,392	33,145	(840,066)	(325,083)	995,621
Capital expenditures	1,025	2,885	101	2,470	711	228	—	7,420

As of and for the nine months ended September 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$299,275	$125,452	$73,446	$98,461	$45,518	$—	$—	$642,152
Intersegment revenues	543	1,146	2	4,801	2,928	1,626	(11,046)	—
Depreciation and amortization	44,561	20,865	17,279	26,507	19,572	9,593	—	138,377
Impairment expense	297,719	24,479	127,695	180,974	62,129	—	—	692,996
Other operating expenses	258,461	107,027	72,949	83,688	74,467	104,952	—	701,544
Operating loss	(301,466)	(26,919)	(144,477)	(192,708)	(110,650)	(114,545)	—	(890,765)
Interest expense, net of amounts capitalized	—	—	—	—	16	52,088	—	52,104
Loss before income taxes	(301,408)	(26,838)	(144,464)	(192,584)	(113,958)	(173,716)	—	(952,968)
Long-lived assets(1)	495,278	152,610	60,871	141,349	150,897	198,340	(145,984)	1,053,361
Total assets	1,333,275	279,377	143,892	474,416	250,438	(579,969)	(407,405)	1,494,024
Capital expenditures	13,641	6,000	4,555	8,205	2,879	3,627	—	38,907

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
Our 2021 Notes, ABL Facility and Term Loan Facility are guaranteed by several of our domestic subsidiaries, all of which are wholly owned. The guarantees are joint and several, full, complete and unconditional. There are no restrictions on the ability of subsidiary guarantors to transfer funds to the parent company.
As a result of these guarantee arrangements, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

CONDENSED CONSOLIDATING UNAUDITED BALANCE SHEETS
	September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$66,750	$121,388	$37,799	$—	$225,937
Property and equipment, net	—	730,300	6,162	—	736,462
Intercompany notes and accounts receivable and investment in subsidiaries	1,925,670	1,419,901	(2,592)	(3,342,979)	—
Other assets	870	30,541	1,811	—	33,222
TOTAL ASSETS	$1,993,290	$2,302,130	$43,180	$(3,342,979)	$995,621
Liabilities and equity:
Current liabilities	$987,478	$69,290	$33,847	$—	$1,090,615
Intercompany notes and accounts payable	1,162,645	2,651,259	218,833	(4,032,737)	—
Other long-term liabilities	6,279	61,824	—	—	68,103
Equity	(163,112)	(480,243)	(209,500)	689,758	(163,097)
TOTAL LIABILITIES AND EQUITY	$1,993,290	$2,302,130	$43,180	$(3,342,979)	$995,621

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Assets:
Current assets	$202,688	$192,083	$25,655	$—	$420,426
Property and equipment, net	—	869,150	10,882	—	880,032
Intercompany notes and accounts receivable and investment in subsidiaries	2,107,092	1,226,433	87,435	(3,420,960)	—
Other assets	—	16,885	10,455	—	27,340
TOTAL ASSETS	$2,309,780	$2,304,551	$134,427	$(3,420,960)	$1,327,798
Liabilities and equity:
Current liabilities	$35,233	$101,594	$17,656	$—	$154,483
Long-term debt	961,700	—	—	—	961,700
Intercompany notes and accounts payable	1,162,648	2,731,926	125,565	(4,020,139)	—
Deferred tax liabilities	3,658	15,159	(4,565)	—	14,252
Other long-term liabilities	6,267	50,229	577	—	57,073
Equity	140,274	(594,357)	(4,806)	599,179	140,290
TOTAL LIABILITIES AND EQUITY	$2,309,780	$2,304,551	$134,427	$(3,420,960)	$1,327,798

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$99,332	$3,110	$(36)	$102,406
Direct operating expense	—	92,643	3,456	(28)	96,071
Depreciation and amortization expense	—	32,347	1,120	—	33,467
General and administrative expense	417	39,738	2,301	—	42,456
Impairment expense	—	19,597	20,403	—	40,000
Operating loss	(417)	(84,993)	(24,170)	(8)	(109,588)
Interest expense, net of amounts capitalized	21,120	—	—	—	21,120
Other (income) loss, net	(636)	375	325	90	154
Loss before income taxes	(20,901)	(85,368)	(24,495)	(98)	(130,862)
Income tax benefit	—	—	110	—	110
Net loss	$(20,901)	$(85,368)	$(24,385)	$(98)	$(130,752)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Three Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$170,913	$8,876	$(2,932)	$176,857
Direct operating expense	—	166,503	9,487	(1,485)	174,505
Depreciation and amortization expense	—	43,001	2,269	—	45,270
General and administrative expense	200	42,664	3,891	(1,441)	45,314
Impairment expense	—	610,384	39,560	—	649,944
Operating loss	(200)	(691,639)	(46,331)	(6)	(738,176)
Interest expense, net of amounts capitalized	21,689	—	15	—	21,704
Other (income) loss, net	(756)	5,164	1,462	45	5,915
Loss before income taxes	(21,133)	(696,803)	(47,808)	(51)	(765,795)
Income tax (expense) benefit	146,571	(21,259)	322	—	125,634
Net income (loss)	$125,438	$(718,062)	$(47,486)	$(51)	$(640,161)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$298,926	$9,866	$(286)	$308,506
Direct operating expense	—	265,869	10,481	(262)	276,088
Depreciation and amortization expense	—	101,557	3,518	—	105,075
General and administrative expense	815	121,427	7,362	—	129,604
Impairment expense	—	19,597	20,403	—	40,000
Operating loss	(815)	(209,524)	(31,898)	(24)	(242,261)
Interest expense, net of amounts capitalized	64,061	—	—	—	64,061
Other (income) loss, net	(1,926)	281	657	323	(665)
Loss before income taxes	(62,950)	(209,805)	(32,555)	(347)	(305,657)
Income tax (expense) benefit	(12)	—	501	—	489
Net loss	$(62,962)	$(209,805)	$(32,054)	$(347)	$(305,168)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$605,381	$46,945	$(10,174)	$642,152
Direct operating expense	—	504,843	38,107	(5,074)	537,876
Depreciation and amortization expense	—	130,525	7,852	—	138,377
General and administrative expense	607	156,458	11,684	(5,081)	163,668
Impairment expense	—	632,084	60,912	—	692,996
Operating loss	(607)	(818,529)	(71,610)	(19)	(890,765)
Interest expense, net of amounts capitalized	52,089	—	15	—	52,104
Other (income) loss, net	(1,656)	9,650	2,045	60	10,099
Loss before income taxes	(51,040)	(828,179)	(73,670)	(79)	(952,968)
Income tax (expense) benefit	208,189	(21,256)	819	—	187,752
Net income (loss)	$157,149	$(849,435)	$(72,851)	$(79)	$(765,216)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(108,229)	$3,420	$—	$(104,809)
Cash flows from investing activities:
Capital expenditures	—	(7,073)	(347)	—	(7,420)
Intercompany notes and accounts	—	92,033	—	(92,033)	—
Other investing activities, net	—	13,376	—	—	13,376
Net cash provided by (used in) investing activities	—	98,336	(347)	(92,033)	5,956
Cash flows from financing activities:
Repayments of long-term debt	(24,548)	—	—	—	(24,548)
Restricted cash	(18,605)	—	—	—	(18,605)
Repurchases of common stock	(165)	—	—	—	(165)
Intercompany notes and accounts	(92,033)	—	—	92,033	—
Other financing activities, net	(3,164)	—	—	—	(3,164)
Net cash provided by (used in) financing activities	(138,515)	—	—	92,033	(46,482)
Effect of changes in exchange rates on cash	—	—	(1,908)	—	(1,908)
Net increase (decrease) in cash and cash equivalents	(138,515)	(9,893)	1,165	—	(147,243)
Cash and cash equivalents at beginning of period	191,065	10,024	3,265	—	204,354
Cash and cash equivalents at end of period	$52,550	$131	$4,430	$—	$57,111

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2015
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(25,358)	$4,520	$—	$(20,838)
Cash flows from investing activities:
Capital expenditures	—	(37,667)	(1,240)	—	(38,907)
Intercompany notes and accounts	—	57,401	—	(57,401)	—
Other investing activities, net	—	12,095	—	—	12,095
Net cash provided by (used in) investing activities	—	31,829	(1,240)	(57,401)	(26,812)
Cash flows from financing activities:
Repayments of long-term debt	(788)	—	—	—	(788)
Proceeds from long-term debt	305,550	—	—	—	305,550
Proceeds from borrowings on revolving credit facility	130,000	—	—	—	130,000
Repayments on revolving credit facility	(200,000)	—	—	—	(200,000)
Payment of deferred financing costs	(11,072)	—	—	—	(11,072)
Repurchases of common stock	(313)	—	—	—	(313)
Intercompany notes and accounts	(57,401)	—	—	57,401	—
Other financing activities, net	(3,301)	—	—	—	(3,301)
Net cash provided by financing activities	162,675	—	—	57,401	220,076
Effect of changes in exchange rates on cash	—	—	(613)	—	(613)
Net increase in cash and cash equivalents	162,675	6,471	2,667	—	171,813
Cash and cash equivalents at beginning of period	19,949	450	6,905	—	27,304
Cash and cash equivalents at end of period	$182,624	$6,921	$9,572	$—	$199,117

NOTE 17. SUBSEQUENT EVENTS
Sale of Mexican businesses
On October 18, 2016, the Company closed the sale of its Mexican businesses and related assets. At the closing, the Company received total cash consideration equal to $10 million.
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
On the Petition Date the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court pursuant to the terms of the Plan Support Agreement. The Debtors have obtained joint administration of their Chapter 11 Cases. The subsidiary Debtors in the Chapter 11 Cases are Misr Key Energy Investments, LLC, Key Energy Services, LLC, and Misr Key Energy Services, LLC. See “Note 1. General” for further discussion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and we previously operated in Mexico. On October 16, 2016, we completed the sale of our business in Mexico and we are pursuing the sale of our business in Russia. In addition, we have a technology development and control systems business based in Canada.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the nine months ended September 30, 2016 and 2015, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2015 Form 10-K and Part 1A. Risk Factors of our 2015 Form 10-K.
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
Voluntary Reorganization under Chapter 11 of the Bankruptcy Code
On October 24, 2016 (the “Petition Date”), the Company and certain of its domestic subsidiaries (collectively, and together with the Company, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), pursuant to the terms of the Plan Support Agreement. The Debtors have obtained joint administration of their Chapter 11 Cases under the caption In re: Key Energy Services, Inc, et al., Case No. 16-12306 (the “Chapter 11 Cases”). The subsidiary Debtors in the Chapter 11 Cases are Misr Key Energy Investments, LLC, Key Energy Services, LLC, and Misr Key Energy Services, LLC.
On August 24, 2016, the Debtors entered into a Plan Support Agreement (the “Plan Support Agreement”) with certain of its lenders and noteholders with respect to the terms of a Chapter 11 plan of reorganization pursuant to which, among other things and subject to the terms and conditions in the Plan Support Agreement, the Company agreed to (a) commence a solicitation (the “Solicitation”) for acceptance of a prepackaged plan of reorganization (the “Plan”) based on the restructuring transactions contemplated by the Plan Support Agreement, (b) offer subscription rights (the “Rights Offering”) to certain qualifying holders of Key’s senior notes and certain qualifying Key equity holders to purchase an aggregate of up to 7,022,859 shares of reorganized Key common stock at a price per share of $12.10 for aggregate gross proceeds of up to $85 million, which proceeds may be increased by up to $25 million through the sale of additional shares of reorganized Key common stock at a price per share ranging between $6.86 and $8.94, based on the expected pro forma liquidity of the reorganized Company as of the effective date of the Plan, (c) if the Plan is accepted by the requisite number of voting holders representing the requisite amounts of the Company’s senior notes and term loans in the Solicitation, file voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court, and (d) seek approval of the Plan by the Bankruptcy Court.
On September 21, 2016, pursuant to the Plan Support Agreement, the Company commenced the Solicitation from holders of the 2021 Notes (“Note Claims”) and holders of loan claims under the Company’s Term Loan Credit Agreement dated June 1, 2015 (“Term Loan Claims”). The Plan was accepted by 93.88% in number, and 99.89% in principal amount of the Company’s Noteholders and holders of 100% in number, and 100% in principal amount of Term Loan Claims, which satisfies the Bankruptcy Code’s applicable thresholds of accepting creditors in each of those classes of claims. In addition, on September 21, 2016, Key commenced the Rights Offering.
The Plan contemplates that Key will remain a public company and that the 2021 Notes (as defined below) and all existing Key equity interests will be cancelled and each holder of 2021 Notes shall receive such holder’s pro rata share of 7,500,000 shares of common stock of reorganized Key. In addition, Key equity holders will receive a ratable portion of (a) 815,891 shares of common stock of reorganized Key and (b) warrants to purchase a number of shares of common stock of reorganized Key that will be determined at a later date, but prior to Key’s emergence from bankruptcy. Holders of Key’s common stock will also be eligible to elect to participate in a cash-out option under the Plan, which will be funded by certain

Key equity holders that committed to doing so in the Rights Offering. Upon confirmation of the Plan, holders of the 2021 Notes are expected to own approximately 95% of the common stock of reorganized Key and holders of Key’s equity interests are expected to own approximately 5% of the common stock of reorganized Key, in each case subject to (a) the results of the Rights Offering, (b) the exercise of the warrants referred to above, (c) shares issued to certain parties to the Plan Support Agreement that also have committed to backstop the full amount of the Rights Offering and (d) potential further dilution as a result of a new proposed management incentive plan.
The Plan also contemplates that each holder of the Term Loan Facility (defined below) will receive its pro rata share of (i) payment upon consummation of the plan to reduce the outstanding balance of Term Loan Facility to $250 million and (ii) $250 million in principal amount of new term loans under an amended term loan credit agreement.
On October 25, 2016, the Bankruptcy Court granted certain motions approving the Debtors to pay their employees, vendors and trade creditors in full in the ordinary course of business and to maintain their customer-related programs and policies. The Debtors anticipate that, during the Chapter 11 Cases, subject to continuing Bankruptcy Court approval, the Company’s trade creditors and vendors will continue to be paid in full in the ordinary course of business. The Debtors will continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court while the Chapter 11 Cases are pending.
The filing of the Bankruptcy Petitions described above constitutes an event of default that accelerated the Company’s obligations under its ABL Facility and Term Loan Facility (each as defined below, the “Facilities”) and its 2021 Notes. The Facilities and the indenture governing the 2021 Notes provide that as a result of the Bankruptcy Petitions the principal and interest due thereunder shall be immediately due and payable. Any effort to enforce such payment obligations, however, are automatically stayed as a result of the Bankruptcy Petitions, and the creditor’s rights of enforcement thereunder are subject to the applicable provisions of the Bankruptcy Code.
KEY COMMON STOCK
Our common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “KEG” throughout the first and second quarter of this year. On July 27, 2016, the trading of our common stock on the NYSE was suspended due to abnormally low price levels. Our common stock is now being traded on the OTC Pink under the symbol “KEGXQ.”
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2016:
First Quarter	$33.35	$1.99	524
Second Quarter	$45.46	$2.15	398
Third Quarter	$44.85	$2.88	461

2015:
First Quarter	$48.49	$2.90	1,353
Second Quarter	$57.85	$2.75	876
Third Quarter	$46.49	$2.76	833
Fourth Quarter	$41.94	$2.12	744

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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
In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key’s U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2015 through the third quarter of 2016:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2016:	U.S.	International	Total
First Quarter	153,417	5,715	159,132	217,429	63
Second Quarter	144,587	6,913	151,500	199,527	64
Third Quarter	163,206	6,170	169,376	198,362	64
Total 2016	461,210	18,798	480,008	615,318	191

2015:
First Quarter	271,005	36,950	307,955	418,032	62
Second Quarter	232,169	25,555	257,724	342,271	63
Third Quarter	226,953	13,330	240,283	309,601	64
Fourth Quarter	203,252	8,279	211,531	247,979	62
Total 2015	933,379	84,114	1,017,493	1,317,883	251

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries. Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and that trend continued into 2016. As a result, the rig count and demand for our products and services declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially. While we have sought to anticipate activity declines and have undertaken to reshape our organizational and cost structure to mitigate the negative impact of these declines, we have continued to experience negative operating results and cash flows from operations. Although oil prices have improved off the low point of 2016, and our revenues improved in the third quarter of 2016 over the second quarter of 2016, we have not experienced an uptick in activity levels commensurate with that of oil prices. The timing associated with a material activity improvement is dependent on further commodity price improvement and an outlook which would encourage our customers to increase their spending as a result. Given the dependency on the oil and natural gas prices, the timing of such a recovery is difficult to predict.

RESULTS OF OPERATIONS
The following table shows our consolidated results of operations for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
REVENUES	$102,406	$176,857	$308,506	$642,152
COSTS AND EXPENSES:
Direct operating expenses	96,071	174,505	276,088	537,876
Depreciation and amortization expense	33,467	45,270	105,075	138,377
General and administrative expenses	42,456	45,314	129,604	163,668
Impairment expense	40,000	649,944	40,000	692,996
Operating loss	(109,588)	(738,176)	(242,261)	(890,765)
Interest expense, net of amounts capitalized	21,120	21,704	64,061	52,104
Other (income) loss, net	154	5,915	(665)	10,099
Loss before income taxes	(130,862)	(765,795)	(305,657)	(952,968)
Income tax benefit	110	125,634	489	187,752
NET LOSS	$(130,752)	$(640,161)	$(305,168)	$(765,216)
Consolidated Results of Operations — Three Months Ended September 30, 2016 and 2015
Revenues
Our revenues for the three months ended September 30, 2016 decreased $74.5 million, or 42.1%, to $102.4 million from $176.9 million for the three months ended September 30, 2015, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of reduced customer activity in Mexico and the exit of operations in the Middle East and South America. See “Segment Operating Results — Three Months Ended September 30, 2016 and 2015” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $78.4 million, to $96.1 million (93.8% of revenues), for the three months ended September 30, 2016, compared to $174.5 million (98.7% of revenues) for the three months ended September 30, 2015. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $11.8 million, or 26.1%, to $33.5 million during the three months ended September 30, 2016, compared to $45.3 million for the three months ended September 30, 2015. The decrease is primarily attributable to the impairment of certain fixed assets and decreases in capital expenditures, plus lower amortization expense due to the impairment of certain intangible assets.
General and Administrative Expenses
General and administrative expenses decreased $2.9 million, to $42.5 million (41.5% of revenues), for the three months ended September 30, 2016, compared to $45.3 million (25.6% of revenues) for the three months ended September 30, 2015. The decrease is primarily due to lower employee compensation costs as a result of reduced staffing levels partially offset by an increase in professional fees related to corporate restructuring.
Impairment Expense
During the three months ended September 30, 2016, we recorded a $40.0 million impairment to reduce the carrying value of assets held for sale to fair market value. During the three months ended September 30, 2015, we recorded a $561.0 million impairment of goodwill, a $45.0 million impairment of fixed assets, a $1.5 million impairment of other intangible assets that are no longer being used, and a $42.4 million impairment to reduce the carrying value of assets held for sale to fair market value.

Interest Expense, Net of Amounts Capitalized
Interest expense decreased $0.6 million, or 2.7%, to $21.1 million for the three months ended September 30, 2016, compared to $21.7 million for the same period in 2015.
Other Loss, Net
During the quarter ended September 30, 2016, we recognized other loss, net, of $0.2 million, compared to other loss, net, of $5.9 million for the quarter ended September 30, 2015. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar. A $3.8 million allowance for the collectability of our notes receivable related to the sale of our operations in Argentina was recorded during the three months ended September 30, 2015.
The following table summarizes the components of other loss, net for the periods indicated:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Interest income	$(104)	$(61)
Foreign exchange loss	351	2,472
Allowance for collectability of notes receivable	—	3,755
Other, net	(93)	(251)
Total	$154	$5,915
Income Tax Benefit
We recorded an income tax benefit of $0.1 million on a pre-tax loss of $130.9 million in the three months ended September 30, 2016, compared to an income tax benefit of $125.6 million on a pre-tax loss of $765.8 million in the three months ended September 30, 2015. Our effective tax rate was 0.1% for the three months ended September 30, 2016, compared to 16.4% for the three months ended September 30, 2015. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended September 30, 2016 and 2015
The following table shows operating results for each of our segments for the three months ended September 30, 2016 and 2015 (in thousands):

For the three months ended September 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$59,137	$18,969	$7,146	$14,078	$3,076	$—	$102,406
Operating expenses	68,141	32,194	11,518	21,029	47,465	31,647	211,994
Operating loss	(9,004)	(13,225)	(4,372)	(6,951)	(44,389)	(31,647)	(109,588)

For the three months ended September 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$85,200	$35,519	$20,820	$27,629	$7,689	$—	$176,857
Operating expenses	390,534	63,855	137,392	213,707	79,857	29,688	915,033
Operating loss	(305,334)	(28,336)	(116,572)	(186,078)	(72,168)	(29,688)	(738,176)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $26.1 million, or 30.6%, to $59.1 million for the three months ended September 30, 2016, compared to $85.2 million for the three months ended September 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.

Operating expenses for our U.S. Rig Services segment were $68.1 million during the three months ended September 30, 2016, which represented a decrease of $322.4 million, or 82.6%, compared to $390.5 million for the same period in 2015. These expenses decreased primarily due to no impairment expense in 2016 compared to $297.7 million impairment expense in the three months ended September 30, 2015 and as a result of a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $16.6 million, or 46.6%, to $19.0 million for the three months ended September 30, 2016, compared to $35.5 million for the three months ended September 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $32.2 million during the three months ended September 30, 2016, which represented a decrease of $31.7 million, or 49.6%, compared to $63.9 million for the same period in 2015. These expenses decreased primarily due to no impairment expense in 2016 compared to $24.5 million impairment expense in the three months ended September 30, 2015 and as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $13.7 million, or 65.7%, to $7.1 million for the three months ended September 30, 2016, compared to $20.8 million for the three months ended September 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $11.5 million during the three months ended September 30, 2016, which represented a decrease of $125.9 million, or 91.6%, compared to $137.4 million for the same period in 2015. These expenses decreased primarily due to no impairment expense in 2016 compared to $106.0 million impairment expense in the three months ended September 30, 2015 and as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $13.6 million, or 49.0%, to $14.1 million for the three months ended September 30, 2016, compared to $27.6 million for the three months ended September 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $21.0 million during the three months ended September 30, 2016, which represented a decrease of $192.7 million, or 90.2%, compared to $213.7 million for the same period in 2015. These expenses decreased primarily due to no impairment expense in 2016 compared to $181.0 million impairment expense in the three months ended September 30, 2015 and as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $4.6 million, or 60.0%, to $3.1 million for the three months ended September 30, 2016, compared to $7.7 million for the three months ended September 30, 2015. The decrease was primarily attributable to lower customer activity in Mexico and the exit of operations in the Middle East and South America.
Operating expenses for our International segment decreased $32.4 million, or 40.6%, to $47.5 million for the three months ended September 30, 2016, compared to $79.9 million for the three months ended September 30, 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense primarily as a result of the exit of certain International markets.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, increased $2.0 million, or 6.6%, to $31.6 million (30.9% of consolidated revenues) for the three months ended September 30, 2016 compared to $29.7 million (16.8% of consolidated revenues) for the same period in 2015. These expenses increased primarily due an increase in professional fees related to corporate restructuring during the three months ended September 30, 2016 partially offset by lower employee compensation costs due to reduced staffing levels.

Consolidated Results of Operations — Nine Months Ended September 30, 2016 and 2015
Revenues
Our revenues for the nine months ended September 30, 2016 decreased $333.6 million, or 52.0%, to $308.5 million from $642.2 million for the nine months ended September 30, 2015, due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of reduced customer activity in Mexico and the exit of operations in the Middle East and South America. See “Segment Operating Results — Nine Months Ended September 30, 2016 and 2015” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $261.8 million, to $276.1 million (89.5% of revenues), for the nine months ended September 30, 2016, compared to $537.9 million (83.8% of revenues) for the nine months ended September 30, 2015. The decrease is primarily related to a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $33.3 million, or 24.1%, to $105.1 million during the nine months ended September 30, 2016, compared to $138.4 million for the nine months ended September 30, 2015. The decrease is primarily attributable to the impairment of certain fixed assets and decreases in capital expenditures, plus lower amortization expense due to the impairment of certain intangible assets.
General and Administrative Expenses
General and administrative expenses decreased $34.1 million, to $129.6 million (42.0% of revenues), for the nine months ended September 30, 2016, compared to $163.7 million (25.5% of revenues) for the nine months ended September 30, 2015. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages and decrease in legal expense related to the FCPA investigation in 2015 partially offset by an increase in professional fees in 2016 related to corporate reorganization.
Impairment Expense
During the nine months ended September 30, 2016, we recorded a $40.0 million impairment to reduce the carrying value of assets held for sale to fair market value. During the nine months ended September 30, 2015, we recorded a $582.7 million impairment of goodwill, a $45.0 million impairment of fixed assets, a $1.5 million impairment of other intangible assets that are no longer being used, and a $63.8 million impairment to reduce the carrying value of assets held for sale to fair market value.
Interest Expense, Net of Amounts Capitalized
Interest expense increased $12.0 million, or 22.9%, to $64.1 million for the nine months ended September 30, 2016, compared to $52.1 million for the same period in 2015. The increase is primarily related to increased borrowings and higher interest rate under the new Term Loan Facility for the nine months ended September 30, 2016 compared to the same period in 2015.

Other (Income) Loss, Net
During the nine months ended September 30, 2016, we recognized other income, net, of $0.7 million, compared to other loss, net, of $10.1 million for the nine months ended September 30, 2015. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar. A $7.7 million allowance for the collectability of our notes receivable related to the sale of our operations in Argentina was recorded during the nine months ended September 30, 2015.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Interest income	$(371)	$(99)
Foreign exchange loss	1,112	4,065
Allowance for collectability of notes receivable	—	7,705
Other, net	(1,406)	(1,572)
Total	$(665)	$10,099
Income Tax Benefit
We recorded an income tax benefit of $0.5 million on a pre-tax loss of $305.7 million for the nine months ended September 30, 2016, compared to an income tax benefit of $187.8 million on a pre-tax loss of $953.0 million for the same period in 2015. Our effective tax rate was 0.2% for the nine months ended September 30, 2016, compared to 19.7% for the nine months ended September 30, 2015. Due to the history of losses in recent years and the current downturn in the oil and gas industry, the company did not provide a tax benefit of year to date losses for the nine months ended September 30, 2016. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Nine Months Ended September 30, 2016 and 2015
The following table shows operating results for each of our segments for the nine months ended September 30, 2016 and 2015 (in thousands):

For the nine months ended September 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$169,627	$61,230	$24,294	$43,773	$9,582	$—	$308,506
Operating expenses	198,671	88,282	40,872	63,512	63,932	95,498	550,767
Operating loss	(29,044)	(27,052)	(16,578)	(19,739)	(54,350)	(95,498)	(242,261)

For the nine months ended September 30, 2015
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$299,275	$125,452	$73,446	$98,461	$45,518	$—	$642,152
Operating expenses	600,741	152,371	217,923	291,169	156,168	114,545	1,532,917
Operating loss	(301,466)	(26,919)	(144,477)	(192,708)	(110,650)	(114,545)	(890,765)
U.S. Rig Services
Revenues for our U.S. Rig Services segment decreased $129.6 million, or 43.3%, to $169.6 million for the nine months ended September 30, 2016, compared to $299.3 million for the nine months ended September 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.

Operating expenses for our U.S. Rig Services segment were $198.7 million for the nine months ended September 30, 2016, which represented a decrease of $402.1 million, or 66.9%, compared to $600.7 million for the same period in 2015. These expenses decreased primarily due to no impairment expense in 2016 compared to $297.7 million impairment expense in the nine months ended September 30, 2015 and as a result of a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $64.2 million, or 51.2%, to $61.2 million for the nine months ended September 30, 2016, compared to $125.5 million for the nine months ended September 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $88.3 million for the nine months ended September 30, 2016, which represented a decrease of $64.1 million, or 42.1%, compared to $152.4 million for the same period in 2015. These expenses decreased primarily due to no impairment expense in 2016 compared to $24.5 million impairment expense in the nine months ended September 30, 2015 and as a result of a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $49.2 million, or 66.9%, to $24.3 million for the nine months ended September 30, 2016, compared to $73.4 million for the nine months ended September 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $40.9 million for the nine months ended September 30, 2016, which represented a decrease of $177.1 million, or 81.2%, compared to $217.9 million for the same period in 2015. These expenses decreased primarily due to no impairment expense in 2016 compared to $127.7 million impairment expense in the nine months ended September 30, 2015 and as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $54.7 million, or 55.5%, to $43.8 million for the nine months ended September 30, 2016, compared to $98.5 million for the nine months ended September 30, 2015. The decrease for this segment is primarily due to lower spending from our customers as a result of lower oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $63.5 million for the nine months ended September 30, 2016, which represented a decrease of $227.7 million, or 78.2%, compared to $291.2 million for the same period in 2015. These expenses decreased primarily due to no impairment expense in 2016 compared to $181.0 million impairment expense in the nine months ended September 30, 2015 and as a result of a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $35.9 million, or 78.9%, to $9.6 million for the nine months ended September 30, 2016, compared to $45.5 million for the nine months ended September 30, 2015. The decrease was primarily attributable to lower customer activity in Mexico and the exit of operations in the Middle East and South America.
Operating expenses for our International segment decreased $92.2 million, or 59.1%, to $63.9 million for the nine months ended September 30, 2016, compared to $156.2 million for the nine months ended September 30, 2015. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due to lower activity and the exit of certain International markets, and impairment expense of $62.1 million for the nine months ended September 30, 2015 compared to $40.0 for the nine months ended September 30, 2016.

Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $19.0 million, or 16.6%, to $95.5 million (31.0% of consolidated revenues) for the nine months ended September 30, 2016 compared to $114.5 million (17.8% of consolidated revenues) for the same period in 2015. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and a decrease in legal expense related to the FCPA investigation in 2015 partially offset by an increase in professional fees in 2016 related to corporate reorganization.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of September 30, 2016, we had cash and cash equivalents of $57.1 million compared to $204.4 million as of December 31, 2015. Our adjusted working capital (working capital excluding the current portion of long-term debt) was $79.5 million as of September 30, 2016, compared to $269.1 million as of December 31, 2015. Our working capital decreased from the prior year end primarily as a result of a decrease in cash and cash equivalents, accounts receivable and other current assets partially offset by an increase in restricted cash and a decrease in accounts payable. Our cash balance declined by $147.2 million during nine months ended September 30, 2016 primarily as a result of our making interest payments on our outstanding debt instruments totaling $49.5 million, moving approximately $18.6 million to restricted cash in order to maintain the borrowing base under our ABL Facility and repaying $24.5 million of long-term debt. As of September 30, 2016, we had no borrowings outstanding and $38.5 million in committed letters of credit outstanding under our ABL Facility.
The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(104,809)	$(20,838)
Cash paid for capital expenditures	(7,420)	(38,907)
Proceeds received from sale of fixed assets	13,376	11,500
Proceeds from notes receivable	—	595
Repayments of long-term debt	(24,548)	(788)
Proceeds from long-term debt	—	305,550
Restricted cash	(18,605)	—
Proceeds from borrowings on revolving credit facility	—	130,000
Repayments on revolving credit facility	—	(200,000)
Payment of deferred financing costs	—	(11,072)
Other financing activities, net	(3,329)	(3,614)
Effect of exchange rates on cash	(1,908)	(613)
Net increase (decrease) in cash and cash equivalents	$(147,243)	$171,813
Cash used in operating activities was $104.8 million for the nine months ended September 30, 2016 compared to cash used in operating activities of $20.8 million for the nine months ended September 30, 2015. Cash used by operating activities for the nine months ended September 30, 2016 was primarily related to net loss adjusted for noncash items partially offset by a cash inflow related to a decrease in accounts receivable and other current assets. Cash used by operating activities for the nine months ended September 30, 2015 was primarily related to decrease in deferred tax liabilities, accounts payable, other accrued liabilities and net loss adjusted for noncash items partially offset by a cash inflow related to a decrease in accounts receivable.
Cash provided by investing activities was $6.0 million for the nine months ended September 30, 2016 compared to cash used in investing activities of $26.8 million for the nine months ended September 30, 2015. Cash inflows during these periods consisted primarily of proceeds from sales of fixed assets. Cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures primarily relate to maintenance of our equipment.
Cash used in financing activities was $46.5 million for the nine months ended September 30, 2016 compared to cash provided by financing activities of $220.1 million for the nine months ended September 30, 2015. Overall financing cash outflows for 2016 primarily relate to the increase in restricted cash and repayment of long-term debt. Overall financing cash inflows for 2015 primarily relate to proceeds from long-term debt partially offset by net repayment of our prior revolving credit facility.

Sources of Liquidity and Capital Resources
We expect that our primary sources of liquidity will be from cash on hand and internally generated cash flows from operations. We had negative cash from operating activities of $22.4 million during the twelve months ended December 31, 2015 and $104.8 million during the nine months ended September 30, 2016, and, if industry conditions do not improve, we expect to continue to experience negative cash from operations for the foreseeable future.
At September 30, 2016, our annual debt maturities for our 2021 Notes and Term Loan Facility were as follows:

Year	Principal Payments
(in thousands)
2016	$788
2017	3,150
2018	3,150
2019	3,150
2020 and thereafter	953,638
Total principal payments	$963,876
Facilities and 2021 Notes
Set forth below are descriptions of the 2021 Notes and Facilities as of September 30, 2016. We are in default under the indenture governing the 2021 Notes and the Facilities due to our filing of the Bankruptcy Petitions. Additionally, the Plan and Plan Support Agreement contemplate that the 2021 Notes will be cancelled and that we will expect to enter into new and/or amended agreements with respect to the Facilities in connection with emerging from bankruptcy, however, no assurance can be given regarding the approval of the Plan or its ultimate terms or our ability to regain access to revolving credit following emergence from bankruptcy. Additionally, pursuant to the terms of the second Amendment, we are no longer permitted to draw under our ABL Facility.
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
These covenants are subject to certain exceptions and qualifications, and contain cross-default provisions relating to the covenants of our Facilities discussed below. Substantially all of the covenants will terminate before the 2021 Notes mature if one of two specified ratings agencies assigns the 2021 Notes an investment grade rating in the future and no events of default exist under the Indenture. As of September 30, 2016, the 2021 Notes were rated below investment grade. Any covenants that cease to apply to us as a result of achieving an investment grade rating will not be restored, even if the investment rating assigned to the 2021 Notes later falls below investment grade.
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
On August 24, 2016, in connection with entering into the Plan Support Agreement, the Company entered into the Limited Consent and Second Amendment to Loan and Amendment No. 3 to Limited Consent to Loan Agreement and Forbearance Agreement (the “Second Amendment”) in connection with its revolving credit facility pursuant to the ABL Facility. Among other provisions, the Second Amendment terminated the lenders’ commitments under the ABL Facility to make any further extensions of credit, although letters of credit outstanding under the ABL Facility as of such date will remain outstanding and may be extended pursuant to the terms of the Second Amendment. As a result, the Company will no longer have access to the liquidity provided by the ABL Facility.
As of September 30, 2016, we have no borrowings outstanding and $38.5 million of letters of credit outstanding under our ABL Facility.
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
The Term Loan Facility contains events of default, the occurrence of which entitle the Term Loan Lenders to accelerate the maturity of amounts outstanding under the Term Loan Facility and exercise other customary remedies. The Term Loan Lenders agreed to forbear as to certain events of default in connection with entering into the Plan support Agreement.
Letter of Credit Facility
On November 7, 2013, we entered into an uncommitted, unsecured $15.0 million letter of credit facility to be used solely for the issuances of performance letters of credit. As of September 30, 2016, $2.0 million of letters of credit were outstanding under the facility.
Liquidity Outlook
As of September 30, 2016, we had cash and cash equivalents of $57.1 million and no borrowing capacity under the ABL Facility. During the nine months ended September 30, 2016, we utilized existing cash balances to fund the Company’s operations as our cash flow from operations was negative $104.8 million. Our ability to fund our operations, pay the principal and interest on our long-term debt and satisfy our other obligations will depend upon the amount of cash we have on hand and the amount of cash flows we are able to generate from our operations. If industry conditions do not improve, we are likely to continue to have significant negative cash flows from operations during the remainder of 2016.
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
Our ability to satisfy required financial covenants, ratios and tests in our debt agreements and to generate cash from operations and maintain availability of cash and other sources of liquidity can be affected by events beyond our control, including commodity prices, demand for our services, the valuation of our assets and other obligations as well as prevailing economic, financial and industry conditions, and we can offer no assurance that we will be able to generate sufficient cash from operations, maintain sufficient liquidity or comply with such covenants or that the holders of our indebtedness will not seek to assert that we are not in compliance with our covenants. For example, the Term Priority Collateral used in calculating Asset Coverage Ratio compliance includes substantially all of our operating assets, and the value of these assets is susceptible to decline during periods of low activity. If the appraised value of these assets further declines and we are unable to repay amounts outstanding under the Term Loan Facility and/or provide additional Term Priority Collateral, we may be unable to comply with the Asset Coverage Ratio in the Facilities.
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
Finally, under our ABL Facility, we must maintain a fixed charge coverage ratio of at least 1.0 to 1.0 during the period commencing on the day that availability under the ABL Facility is less than the greater of $20 million and 20% of the Commitments under the ABL Facility. The fixed charge coverage ratio is generally defined as the ratio of (i) EBITDA minus certain capital expenditures and cash taxes paid to (ii) the sum of cash interest expenses, scheduled principal payments on borrowed money and certain distributions. We have generated negative EBITDA in recent fiscal periods and therefore believe that, in the absence of a significant improvement in the conditions in our industry, we would not be in compliance with the fixed charge coverage ratio if our availability were to decrease to a level that resulted in such covenant becoming applicable. Availability under the ABL Facility is influenced primarily by our use of the facility and by the level of our accounts receivable. As of September 30, 2016, we had no borrowings outstanding but had $38.5 million of committed letters of credit outstanding under the ABL Facility. Our accounts receivable have been decreasing as a result of the conditions in our industry, and, although we have been taking steps to seek to maintain the availability under our ABL Facility, such as by depositing cash with the ABL Lenders and seeking to cash collateralize certain letters of credit, we may not be able to maintain sufficient availability to avoid the application, and a potential breach, of the fixed charge coverage ratio.
As a result, in light of the current conditions in our industry, our significant negative cash flow, our high level of indebtedness and diminishing liquidity and the risk that we may be unable to remain in compliance with the financial ratios in our Facilities, we entered into the Plan Support Agreement and commenced the Chapter 11 Cases. Please read Part II, Item 1A. Risk Factors in this Current Report on Form 10-Q for a discussion of certain risks associated with our restructuring.
Future Capital Requirements
During the nine months ended September 30, 2016, our capital expenditures totaled $7.4 million, primarily related to the ongoing maintenance of our equipment. Our capital expenditure plan for 2016 contemplates spending up to approximately $20.0 million, subject to market conditions. This is primarily related to equipment maintenance needs. Our capital expenditure program for 2016 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs. Our focus for 2016 has been and continues to be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2016 to increase market share or expand our presence into a new market. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At September 30, 2016 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2016 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Beginning in January 2014, the Company has cooperated with investigations by the Department of Justice and the SEC into possible violations by the Company of the Foreign Corrupt Practices Act (“FCPA”). On April 28, 2016, the Company announced that the Department of Justice had closed its investigation and that the Department had decided to decline prosecution of the Company. Effective August 11, 2016, the Company entered into a settlement agreement with the SEC resolving the SEC’s investigation into possible violations of the FCPA by the Company or its subsidiaries. Pursuant to the settlement, Key has agreed to pay disgorgement of $5.0 million and to cease and desist from committing or causing any violations of the books and records and internal controls provisions of the FCPA. The Company neither admitted nor denied any of the SEC’s allegations, except as to jurisdiction. The Company accrued a liability for the SEC settlement in the first quarter in the amount of $5.0 million,which we paid on August 25, 2016.
Between May of 2013 and June of 2014, five lawsuits (four class actions and one enforcement action) were filed in California involving alleged violations of California’s wage and hour laws. In general, the lawsuits allege failure to pay wages, including overtime and minimum wages, failure to pay final wages upon employment terminations in a timely manner, failure to reimburse reasonable and necessary business expenses, failure to provide wage statements consistent with California law, and violations of the California meal and break period laws, among other claims. Two of the five cases have been consolidated in United States District Court for the Central District of California. On December 22, 2015, that court issued an order granting in part and denying in part a class certification motion. The court initially certified a class of hourly paid, non-exempt oilfield employees who allege they did not receive reimbursement for all business expenses and allege they did not receive all rest breaks required by California law. On July 6, 2016, the court granted plaintiffs’ motion for reconsideration, and certified additional claims alleging that the wage statements were inaccurate and the overtime was improperly calculated. The court did not determine whether Key is liable to any of the class members. The plaintiff in the third case was required to file the motion for class certification by September 30, 2016, but that motion was not filed. The fourth case is waiting for a decision regarding whether it will move forward in California state court or in federal court. The fifth case was dismissed on July 19, 2016. On September 29, 2016, a new class action was filed in California involving the same allegations as the previously filed California class actions plus a claim for overtime wages under federal law. The Company was served with the complaint, but no response will be required during the pendency of the automatic stay. We have investigated the claims in the four remaining lawsuits, and intend to vigorously defend them. Because these cases are at an early stage, we cannot estimate any possible loss or range of loss.
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
In March 2015, two collective action lawsuits were filed in the Southern District of Texas, Corpus Christi Division, individually and on behalf of all others similarly situated, alleging violations of the Fair Labor Standards Act of 1938 (“FLSA”). The first was filed on March 9, 2015 by Juan Aguilar as lead plaintiff (the “Aguilar Suit”), and the second was filed on March 13, 2015 by Cristobal Lazo (the “Lazo Suit”). We agreed to conditional certification in the Aguilar Suit and notice of the case issued to 56 putative class members. Only 11 of the eligible class members filed a notice of consent to join the lawsuit by the opt-in deadline. This is an opt-in rate of just below 20%. The Aguilar Suit was set for trial on December 12, 2016, but all deadlines and settings have been stayed with the filing of bankruptcy. We also agreed to conditional certification in the Lazo Suit and notice of the case issued to 14 putative class members. Nine putative class members, including the named plaintiff, have filed a notice of consent to join the lawsuit and the deadline to join expired on April 4, 2016. There is no trial date set for the Lazo Suit. At this time, we cannot estimate any possible loss or range of loss in either case.
On May 7, 2015, a class and collective action lawsuit was filed by Christopher Marion in the Southern District of Texas, Houston Division, individually and on behalf of all others similarly situated, alleging violations of the FLSA and the New Mexico Minimum Wage Act (the “Marion Suit”). We agreed to conditional certification of a putative class and notice issued to 174 putative class members. Only 27 of the eligible class members filed a notice of consent to join the lawsuit by the opt-in deadline. This is an opt-in rate of just above 15%. There is no trial date set for the Marion Suit. At this time, we cannot estimate any possible loss or range of loss for this case.
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
On or about November 23, 2015, the North Dakota Industrial Commission (“NDIC”) filed a notice in the county of Burleigh County, ND alleging statutory violations by Key Energy Services, LLC, as operator of two salt water disposal wells in the state of North Dakota. The NDIC pled for approximately $888,000 in fines and costs. In October 2016, the Company settled with the NDIC for $88,750.
On October 24, 2016, the Debtors commenced the Chapter 11 Cases. For a description of the Chapter 11 Cases, see Note 1.

ITEM 1A.	RISK FACTORS
In addition to the risk factors below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors of the 2015 Form 10-K for information concerning risk factors.
We are subject to the risks and uncertainties associated with our Chapter 11 proceedings.
For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•	our ability to prosecute, confirm and consummate the Plan or another plan of reorganization with respect to the Chapter 11 proceedings;

•	the high costs of bankruptcy proceedings and related fees;

•	our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;

•	our ability to maintain our relationships with our suppliers, service providers, customers, employees, and other third parties;

•	our ability to maintain contracts that are critical to our operations;

•	our ability to execute our business plan in the current depressed commodity price environment;

•	our ability to attract, motivate and retain key employees;

•	the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;

•	the ability of third parties to seek and obtain court approval to convert the Chapter 11 proceedings to a Chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.
Delays in our Chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 proceedings that may be inconsistent with our plans.
The Plan Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.
There are certain material conditions we must satisfy under the Plan Support Agreement, including the timely satisfaction of milestones in the Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties many of which are beyond our control.
If the Plan Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.
The Plan Support Agreement contains a number of termination events, the occurrence of which gives certain parties to the Plan Support Agreement the right to terminate the agreement. If the Plan Support Agreement is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Plan Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Plan Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan.
We may not be able to obtain confirmation of the Plan.
There can be no assurance that the Plan as outlined in the Plan Support Agreement (or any other plan of reorganization) will be approved by the Bankruptcy Court. As a result, investors should exercise caution with respect to existing and future investments in our securities.
The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the Plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. For instance, we might receive official objections to confirmation of the Plan from various stakeholders in the Chapter 11 Cases. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court’s decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.
If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims. We have a significant amount of secured indebtedness that is senior to our unsecured indebtedness and a significant amount of total indebtedness that is senior to our existing common stock in our capital structure. As a result, we believe that implementation of any plan is likely to result in a limited recovery for unsecured noteholders, if any, and place equity holders at significant risk of losing most or all of their interests in our company.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases.
Trading in our securities is highly speculative and poses substantial risks. We expect that the existing common stock of the Company will be extinguished and the warrants proposed to be issued to existing equity holders under the Plan may not have any value.
The Plan, as outlined in the Plan Support Agreement, provides that our outstanding notes will be converted into equity of the reorganized Company and that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11. The Plan provides that all equity interests of existing equity holders will be extinguished. Existing equity holders will receive equity in the reorganized Company and certain equity holders also had the right to participate in a rights offering warrants representing the right to purchase new common stock in the reorganized Company. Even if the Plan is confirmed as currently outlined, the value of any securities or warrants that are issued is highly speculative and the exercise prices of such warrants are based upon assumed equity values that may never be attained.
We may not have adequate liquidity to operate our business.
We have historically relied on cash on hand, cash provided by operating activities and borrowing availability under our ABL Facility for our liquidity needs. In connection with entering into the Plan Support Agreement, the lenders’ commitments under the ABL Facility were terminated and we therefore no longer have access to the liquidity provided by that facility. Instead, we will be required to rely on our cash balances and cash provided by operating activities. As of September 30, 2016, we had cash and cash equivalents of $57.1 million compared to $204.4 million as of December 31, 2015. Our cash balance declined by $147.2 million during the first nine months of 2016 primarily as a result of our making interest payments on our outstanding debt instruments totaling $49.5 million, moving approximately $18.6 million to restricted cash and repaying $24.5 million of long-term debt. In addition, we had negative cash from operating activities of $22.4 million during the twelve months ended December 31, 2015 and $105.4 million during the nine months ended September 30, 2016, and, if industry conditions do not improve, we expect to continue to experience negative cash from operations for the foreseeable future. Accordingly, there can be no assurance that we will be able to maintain sufficient liquidity or access other sources of liquidity.
Our historical financial information may not be indicative of our future financial performance.
Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.
The pursuit of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.
While the Chapter 11 Cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.
During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers who may be concerned about our ongoing long-term viability.
In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code.
Upon a showing of cause, the Bankruptcy Court may convert our Chapter 11 case to a case under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in our Plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a distressed fashion over a short period of time rather than a controlled manner and as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.
We may be subject to claims that will not be discharged in our Chapter 11 proceedings, which could have a material adverse effect on our financial condition and results of operations.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. Any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.
Transfers of our equity, or issuances of equity before or in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.
Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We have net operating loss carryforwards of approximately $822 million as of December 31, 2015. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards and amortizable tax basis in our properties may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more stockholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Certain trading that might trigger an ownership change is currently (i) prohibited by a bylaw amendment adopted by the Company on August 24, 2016, and/or (ii) subject to certain procedures adopted by the Bankruptcy Court on October 25, 2016 requiring (among other things) prior notification to the company. Following the implementation a plan of reorganization, it is possible that an “ownership change” may be deemed to occur. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation. Further, future deductions for depreciation, depletion and amortization could be limited if the fair value of our assets is determined to be less than the tax basis.
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2016, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
July 1, 2016 to July 31, 2016	353	$0.07
August 1, 2016 to August 31, 2016	1,935	0.09
September 1, 2016 to September 30, 2016	16,287	0.06
Total	18,575	$0.06

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2016	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Restatement of Key Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, File No. 001-08038).

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

3.5
Amendment to Ninth Amended and Restated By-laws of Key Energy Services, Inc. (Incorporated by reference to to Exhibit 3.1 of our Current Report on Form 8-K filed on August 25, 2016, File No. 001-08038).

10.1
Plan Support Agreement, dated August 24, 2016, by and among Key Energy Services, Inc., certain Key Energy Services, Inc. subsidiaries, Platinum Equity and certain other Holders and Lenders party thereto. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on August 25, 2016, File No. 001-08038).

10.2
Limited Consent and Second Amendment to Loan Agreement Consent and Amendment No. 3 to Limited Consent to Loan Agreement and Forbearance Agreement, dated August 24, 2016, among Key Energy Services, Inc., Key Energy Services, LLC, certain subsidiaries of the Borrowers as Guarantors, Lenders and Co-Collateral Agents party thereto and Bank of America, N.A., as administrative agent for the Lenders. (Incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on August 25, 2016, File No. 001-08038.)

10.3
Backstop Commitment Agreement, dated September 21, 2016, among Key Energy Services, Inc. and the Backstop Participants party thereto. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 22, 2016, File No. 001-08038).

10.4
Change of Control Agreement, dated October 20, 2016, between Key Energy Services, Inc. and Eddie Picard. (Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on October 21, 2016, File No. 001-08038).

10.5	Form of Cash Retention Award Agreement granted January 28, 2016 (Incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed on February 3, 2016, File No. 001-08038)

10.6*	Form of Amended and Restated Cash Retention Award amended as of October 17, 2016.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive Data File.

*	Filed herewith

**	Furnished herewith