Form 10-Q
period 2017-03-31
KEY ENERGY SERVICES INC
filed 2017-05-11
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of May 5, 2017, the number of outstanding shares of common stock of the registrant was 20,096,462.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2017
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature or that relate to future events and conditions are, or may be deemed to be, forward-looking statements. These forward-looking statements are based on our current expectations, estimates and projections and management’s beliefs and assumptions concerning future events and financial trends affecting our financial condition and results of operations. In some cases, you can identify these statements by terminology such as “may,” “will,” “should,” “predicts,” “expects,” “believes,” “anticipates,” “projects,” “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions and are subject to substantial risks and uncertainties and are not guarantees of performance. Future actions, events and conditions and future results of operations may differ materially from those expressed in these statements. In evaluating those statements, you should carefully consider the information above as well as the risks outlined in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in the other reports we file with the Securities and Exchange Commission.
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

•
other factors affecting our business described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in the other reports we file with the Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,710	$90,505
Restricted cash	15,628	24,707
Accounts receivable, net of allowance for doubtful accounts of $902 and $168, respectively	62,939	71,327
Inventories	22,282	22,269
Other current assets	25,040	25,762
Total current assets	208,599	234,570
Property and equipment	408,405	408,716
Accumulated depreciation	(24,339)	(3,565)
Property and equipment, net	384,066	405,151
Intangible assets, net	506	520
Other non-current assets	11,075	17,740
TOTAL ASSETS	$604,246	$657,981
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,037	$10,357
Current portion of long-term debt	2,500	2,500
Other current liabilities	89,740	103,938
Total current liabilities	105,277	116,795
Long-term debt	244,623	245,477
Workers’ compensation, vehicular and health insurance liabilities	23,686	23,313
Deferred tax liabilities	—	35
Other non-current liabilities	29,645	29,744
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,096,462 shares issued and outstanding	201	201
Additional paid-in capital	256,445	252,421
Accumulated other comprehensive loss	1,472	239
Retained deficit	(57,103)	(10,244)
Total equity	201,015	242,617
TOTAL LIABILITIES AND EQUITY	$604,246	$657,981
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
REVENUES	$101,452	$111,088
COSTS AND EXPENSES:
Direct operating expenses	87,306	90,598
Depreciation and amortization expense	21,301	35,752
General and administrative expenses	30,996	46,245
Impairment expense	187	—
Operating loss	(38,338)	(61,507)
Interest expense, net of amounts capitalized	7,710	21,584
Other income, net	(240)	(1,231)
Reorganization items, net	1,340	—
Loss before income taxes	(47,148)	(81,860)
Income tax benefit	289	246
NET LOSS	$(46,859)	$(81,614)
Loss per share:
Basic and diluted	$(2.33)	$(0.51)
Weighted average shares outstanding:
Basic and diluted	20,096	160,047
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
NET LOSS	$(46,859)	$(81,614)
Other comprehensive income:
Foreign currency translation income	1,233	532
COMPREHENSIVE LOSS	$(45,626)	$(81,082)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,859)	$(81,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	21,301	35,752
Impairment expense	187	—
Bad debt expense	622	665
Accretion of asset retirement obligations	59	142
Loss (income) from equity method investments	(19)	83
Amortization and write-off of deferred financing costs and premium	121	1,306
Deferred income tax benefit	(32)	(252)
Loss (gain) on disposal of assets, net	(194)	1,934
Share-based compensation	4,024	2,313
Excess tax expense from share-based compensation	—	2,508
Changes in working capital:
Accounts receivable	7,964	30,653
Other current assets	164	5,038
Accounts payable, accrued interest and accrued expenses	(11,004)	(20,895)
Share-based compensation liability awards	—	(189)
Other assets and liabilities	11,019	(7,508)
Net cash used in operating activities	(12,647)	(30,064)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,440)	(2,701)
Proceeds from sale of fixed assets	—	7,435
Net cash provided by (used in) investing activities	(2,440)	4,734
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(625)	(787)
Restricted cash	9,079	(18,605)
Payment of deferred financing costs	(350)	—
Repurchases of common stock	—	(143)
Excess tax expense from share-based compensation	—	(2,508)
Net cash provided by (used in) financing activities	8,104	(22,043)
Effect of changes in exchange rates on cash	(812)	(1,277)
Net decrease in cash and cash equivalents	(7,795)	(48,650)
Cash and cash equivalents, beginning of period	90,505	204,354
Cash and cash equivalents, end of period	$82,710	$155,704

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States and we have operations in Russia, which we are attempting to sell. In addition, we have a technology development and control systems business based in Canada.
The accompanying unaudited condensed consolidated financial statements were prepared using generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed December 31, 2016 balance sheet was prepared from audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”). Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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

There have been no material changes or developments in our evaluation of accounting estimates and underlying assumptions or methodologies that we believe to be a “Critical Accounting Policy or Estimate” as disclosed in our 2016 Form 10-K.
Recent Accounting Developments
ASU 2016-18. In November 2016, the FASB issued ASU No. 2016-18 Statement of Cash Flows (Topic 230), Restricted Cash. This standard provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation of restricted cash, the adoption of this standard is not expected to have an impact on our consolidated financial statements.
ASU 2016-15. In August 2016 the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (a consensus of the FASB Emerging Issues Task Force) (ASU 2016-15), that clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows. The guidance will be effective for annual periods beginning after December 15, 2017 and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the effect of this standard on its consolidated financial statements.
ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, that will change how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update will be effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is evaluating the effect of this standard on our consolidated financial statements.
ASU 2016-09. In March 2016, the FASB Issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the accounting guidance as of January 1, 2017 on a prospective basis. In accordance with the standard, the Company has made an election to account for forfeitures of equity awards as they occur. With the exception of excess tax benefits and deficiencies related to the vesting of share-based compensation now being recognized as an income tax expense or benefit on the income statement rather than additional paid in capital on the balance sheet, the adoption of this guidance did not have a material impact our consolidated financial statements.
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
NOTE 3. ASSETS HELD FOR SALE
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. During the fourth quarter of 2015, the assets and related liabilities of our Russian business unit which is included in our International reporting segment met the criteria for assets held for sale. We recorded a $0.2 million impairment during the three months ended March 31, 2017 to reduce the carrying value of these assets to fair market value. We expect this sale to occur in the first half of 2017.
The following assets and related liabilities are classified as held for sale on our March 31, 2017 condensed consolidated balance sheet (in thousands):

Current assets:
Cash and cash equivalents	$1,844
Accounts receivable	1,068
Inventories	216
Other current assets	198
Total current assets	3,326
Property and equipment, net	493
Total assets	$3,819
Current liabilities:
Accounts payable	$232
Total current liabilities	232
Net Assets	$3,587
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the three months ended March 31, 2017 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2016	20,096	$201	$252,421	$239	$(10,244)	$242,617
Foreign currency translation	—	—	—	1,233	—	1,233
Share-based compensation	—	—	4,024	—	—	4,024
Net loss	—	—	—	—	(46,859)	(46,859)
Balance at March 31, 2017	20,096	$201	$256,445	$1,472	$(57,103)	$201,015
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Other current assets:
Prepaid current assets	$10,694	$10,291
Reinsurance receivable	8,078	7,922
Current assets held for sale	3,326	3,667
Other	2,942	3,882
Total	$25,040	$25,762

The table below presents comparative detailed information about other non-current assets at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Other non-current assets:
Reinsurance receivable	$8,547	$8,393
Deposits	1,323	8,292
Equity method investments	579	560
Non-current assets held for sale	493	360
Other	133	135
Total	$11,075	$17,740
The table below presents comparative detailed information about other current liabilities at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Other current liabilities:
Accrued payroll, taxes and employee benefits	$15,975	$23,224
Accrued operating expenditures	12,888	16,669
Income, sales, use and other taxes	8,716	10,748
Self-insurance reserve	33,917	35,484
Accrued interest	6,294	1,419
Accrued insurance premiums	1,469	2,347
Unsettled legal claims	5,195	5,398
Accrued severance	167	2,219
Current liabilities held for sale	232	371
Other	4,887	6,059
Total	$89,740	$103,938
The table below presents comparative detailed information about other non-current liabilities at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Other non-current liabilities:
Asset retirement obligations	$8,900	$9,035
Environmental liabilities	3,275	3,446
Accrued sales, use and other taxes	16,892	16,735
Other	578	528
Total	$29,645	$29,744
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31, 2017	December 31, 2016
Trademark:
Gross carrying value	520	520
Accumulated amortization	(14)	—
Net carrying value	506	520

The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2017	2018	2019	2020	2021	2022
Trademark	8.8	43	58	58	58	58	58
Amortization expense for our intangible assets was less than $0.1 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively.
NOTE 7. DEBT
As of March 31, 2017 and December 31, 2016, the components of our debt were as follows (in thousands):

	March 31, 2017	December 31, 2016
Term Loan Facility due 2021	$249,375	$250,000
Unamortized debt issuance costs	(2,252)	(2,023)
Total	247,123	247,977
Less current portion	(2,500)	(2,500)
Long-term debt	$244,623	$245,477
ABL Facility
On December 15, 2016, the Company and Key Energy Services, LLC, as borrowers (the “ABL Borrowers”), entered into the ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-collateral agents for the lenders. The ABL Facility provides for aggregate initial commitments from the ABL Lenders of $100 million, and matures on June 15, 2021.
The ABL Facility provides the ABL Borrowers with the ability to borrow up to an aggregate principal amount equal to the lesser of (i) the aggregate revolving commitments then in effect and (ii) the sum of 85% of the value of eligible accounts receivable plus (b) 80% of the value of eligible unbilled accounts receivable, subject to a limit equal to the greater of (x) $35 million and (y) 25% of the Commitments. The amount that may be borrowed under the ABL Facility is subject to increase or reduction based on certain segregated cash or reserves provided for by the ABL Facility. In addition, the percentages of accounts receivable and unbilled accounts receivable included in the calculation described above is subject to reduction to the extent of certain bad debt write-downs and other dilutive items provided in the ABL Facility.
Borrowings under the ABL Facility will bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.5% to 4.5% depending on the Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR, plus 1.0% plus (b) an applicable margin that varies from 1.50% to 3.50% depending on the Borrowers’ fixed charge coverage ratio at such time. In addition, the ABL Facility provides for unused line fees of 1.00% to 1.25% per year, depending on utilization, letter of credit fees and certain other factors.
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
As of March 31, 2017, we have no borrowings outstanding and $35.4 million in letters of credit outstanding with borrowing capacity of $26.1 million available subject to covenant constraints under our ABL Facility.
Term Loan Facility
On December 15, 2016, the Company entered into the Term Loan Facility among the Company, as borrower, certain subsidiaries of the Company named as guarantors therein, the financial institutions party thereto from time to time as Lenders (collectively, the “Term Loan Lenders”) and Cortland Capital Market Services LLC and Cortland Products Corp., as agent for the Lenders. The Term Loan Facility had an initial outstanding principal amount of $250 million.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the three months ended March 31, 2017 was as follows:

Three Months Ended
March 31, 2017
Term Loan Facility	11.27%

NOTE 8. OTHER INCOME
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other income, net” for the periods indicated (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest income	$(198)	$(132)
Foreign exchange gain	(9)	(252)
Other, net	(33)	(847)
Total	$(240)	$(1,231)
NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates were 0.6% and 0.3% for the three months ended March 31, 2017 and 2016, respectively. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and other tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
We have historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to year-to-date ordinary income or loss. Management believes the use of the annual effective tax rate method to be appropriate for prior interim reporting periods. However, we adopted a year-to-date effective tax rate method for recording income taxes for the three-month period ended March 31, 2017. The adoption of this method was based on our expectations at March 31, 2017 that a small change in our estimated annual ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. There has been no change in our position, and no release of our net deferred tax asset valuation allowance was made during the three months ended March 31, 2017.
As of March 31, 2017, we had $0.3 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of less than $0.1 million for the payment of interest and penalties as of March 31, 2017. We believe that it is reasonably possible that $0.2 million of our currently remaining unrecognized tax positions may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $5.2 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of March 31, 2017. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
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
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of March 31, 2017 and December 31, 2016, we have recorded $57.6 million and $58.7 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $16.6 million and $16.3 million of insurance receivables as of March 31, 2017 and December 31, 2016, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of March 31, 2017 and December 31, 2016, we have recorded $3.3 million and $3.4 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows (in thousands, except per share amounts):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(46,859)	$(81,614)
Denominator
Weighted average shares outstanding	20,096	160,047
Basic and diluted loss per share	$(2.33)	$(0.51)
Stock options, stock appreciation rights (“SARs”) and warrants are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding.

The company has issued potentially dilutive instruments such as restricted stock units (“RSUs”), stock options, SARs and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
RSUs	677	62
Stock options	677	812
SARs	—	240
Warrants	1,838	—
Total	3,192	1,114
No events occurred after March 31, 2017 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.8 million and $2.4 million during the three months ended March 31, 2017 and 2016, respectively. Additionally, we recognized share-based compensation expense related to our outside directors of $0.3 million and zero during the three months ended March 31, 2017 and 2016, respectively. Our employee share-based awards vest in equal installments over a four-year period. The unrecognized compensation cost related to our unvested share-based awards as of March 31, 2017 is estimated to be $19.2 million and is expected to be recognized over a weighted-average period of 2.2 years.
We recognized compensation expense related to our stock options of $0.9 million and zero during the three months ended March 31, 2017 and 2016, respectively. Our employee stock options vest in equal installments over a four-year period. The unrecognized compensation cost related to our unvested stock options as of March 31, 2017 is estimated to be $6.4 million and is expected to be recognized over a weighted-average period of 2.2 years.
NOTE 13. TRANSACTIONS WITH RELATED PARTIES
The Company has purchased equipment and services from a few affiliates of certain directors. The dollar amounts related to these related party activities are not material to the Company’s condensed consolidated financial statements.
NOTE 14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities. These carrying amounts approximate fair value because of the short maturity of the instruments or because the carrying value is equal to the fair value of those instruments on the balance sheet date.
Term Loan Facility due 2021. Because the variable interest rates of these loans approximate current market rates, the fair values of the loans borrowed under this facility approximate their carrying values.
NOTE 15. SEGMENT INFORMATION
Our reportable business segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our current and former operations in Mexico and Russia. Our Canadian subsidiary is also reflected in our International reportable segment. During the fourth quarter of 2016, we completed the sale of our business in Mexico and we are currently in discussions to sell our business in Russia. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.

U.S. Rig Services
Our U.S. Rig Services include the completion of newly drilled wells, workover and recompletion of existing oil and natural gas wells, well maintenance, and the plugging and abandonment of wells at the end of their useful lives. We also provide specialty drilling services to oil and natural gas producers with certain of our larger rigs that are capable of providing conventional and horizontal drilling services. Our rigs encompass various sizes and capabilities, allowing us to service all types of wells. Many of our rigs are outfitted with our proprietary KeyView® technology, which captures and reports well site operating data and provides safety control systems. We believe that this technology allows our customers and our crews to better monitor well site operations, improves efficiency and safety, and adds value to the services that we offer.
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
Fishing and Rental Services
We offer a full line of fishing services and rental equipment designed for use in providing drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units, foam air units, frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids, proppants, oil and natural gas. We also provide well testing services.
Demand for our fishing and rental services is closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices.
International
In April 2015, we announced our decision to exit markets in which we participate outside of North America. During the fourth quarter of 2016, we completed the sale of our business in Mexico and we are currently in discussions to sell our business in Russia. We provided rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-

drilled wells and plugging and abandonment of wells at the end of their useful lives in each of our international markets. In addition, in Mexico we provided drilling, coiled tubing, wireline and project management and consulting services. We also have a technology development and control systems business based in Canada which is focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.
Financial Summary
The following tables set forth our unaudited segment information as of and for the three months ended March 31, 2017 and 2016 (in thousands):

Successor Company as of and for the three months ended March 31, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$60,291	$17,895	$5,341	$15,855	$2,070	$—	$—	$101,452
Intersegment revenues	46	284	22	920	—	—	(1,272)	—
Depreciation and amortization	7,324	5,808	1,413	5,950	525	281	—	21,301
Impairment expense	—	—	—	—	187	—	—	187
Other operating expenses	55,054	19,024	6,213	13,782	3,658	20,571	—	118,302
Operating loss	(2,087)	(6,937)	(2,285)	(3,877)	(2,300)	(20,852)	—	(38,338)
Reorganization items, net	—	—	—	—	—	1,340	—	1,340
Interest expense, net of amounts capitalized	—	—	—	—	—	7,710	—	7,710
Loss before income taxes	(2,091)	(7,165)	(2,278)	(3,674)	(2,242)	(29,698)	—	(47,148)
Long-lived assets(1)	172,549	92,019	23,766	85,764	1,344	130,686	(110,481)	395,647
Total assets	295,921	11,638	35,129	348,879	142,599	6,683	(236,603)	604,246
Capital expenditures	2,026	118	—	27	116	153	—	2,440

Predecessor Company as of and for the three months ended March 31, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$58,988	$22,670	$9,531	$16,283	$3,616	$—	$—	$111,088
Intersegment revenues	245	309	40	987	140	—	(1,721)	—
Depreciation and amortization	14,905	5,880	2,986	7,182	2,237	2,562	—	35,752
Other operating expenses	50,449	23,062	12,694	13,113	6,439	31,086	—	136,843
Operating loss	(6,366)	(6,272)	(6,149)	(4,012)	(5,060)	(33,648)	—	(61,507)
Interest expense, net of amounts capitalized	—	—	—	—	—	21,584	—	21,584
Loss before income taxes	(6,362)	(6,268)	(6,076)	(4,014)	(4,497)	(54,643)	—	(81,860)
Long-lived assets(1)	482,588	123,400	52,113	120,984	53,894	174,785	(135,972)	871,792
Total assets	1,323,797	262,688	131,421	482,133	175,044	(737,293)	(411,744)	1,226,046
Capital expenditures	140	820	101	1,084	364	192	—	2,701

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.
NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The senior notes of the Predecessor company were registered securities. As a result of these registered securities, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Our ABL Facility and Term Loan Facility of the Successor Company are not registered securities, so the presentation of condensed consolidating financial information is not required for the Successor period.

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Predecessor
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

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Predecessor
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
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the three months ended March 31, 2017 and 2016, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2016 Form 10-K and “Part 1A. Risk Factors” of our 2016 Form 10-K.
We operate in five business segments: U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with managing our U.S. and International business segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2017:
First Quarter	$51.60	$3.02	729

2016:
First Quarter	$33.35	$1.99	524
Second Quarter	$45.46	$2.15	398
Third Quarter	$44.85	$2.88	461
Fourth Quarter	$49.14	$3.04	567

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key’s U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2016 through the first quarter of 2017:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2017:	U.S.	International	Total
First Quarter	165,968	2,462	168,430	179,215	64

2016:
First Quarter	153,417	5,715	159,132	217,429	63
Second Quarter	144,587	6,913	151,500	199,527	64
Third Quarter	163,206	6,170	169,376	198,362	64
Fourth Quarter	169,087	4,341	173,428	192,049	61
Total 2016	630,297	23,139	653,436	807,367	252

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries and available supply of and demand for the services we provide. Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and that trend continued into 2016. As a result, the rig count and demand for our products and services declined substantially, and the prices we are able to charge our customers for our products and services have also declined substantially. While we have sought to anticipate activity declines and have reshaped our organizational and cost structure to mitigate the negative impact of these declines, we have continued to experience negative operating results and cash flows from operations. Although oil prices have improved off the low point of 2016 with the November 2016 decision by OPEC to curtail the cartel’s oil production, and our revenues improved through the first quarter of 2017, we have not experienced an increase in activity levels commensurate with in the increase in oil prices or the Baker Hughes U.S. land drilling rig count. We believe that stability in oil prices at an attractive price to our customers coupled with continued aging of horizontal wells and customers choosing to increase production though regular well maintenance will allow for demand for our services to continue to improve from the first quarter of 2017. We believe that an improvement in demand for our services will allow for increases in both activity and the price of our services over 2017. With increased demand for oilfield services broadly, however, the demand for qualified employees will also increase, which may impact our ability to meet the needs of our customers or to offset inflation in labor costs with price increases from our customers.
RESULTS OF OPERATIONS
The following tables set forth consolidated results of operations and financial information by operating segment and other selected information of the Successor Company and the Predecessor Company for the periods ending March 31, 2017 and 2016, respectively. Upon emergence on the Effective Date, the Company adopted fresh start accounting which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after December 16, 2016 are not comparable with the Consolidated Financial Statements prior to that date. While the comparison of these periods is not presented according to generally accepted accounting principles in the United States (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons between the periods.

The following table shows our consolidated results of operations for three months ended March 31, 2017 and 2016, respectively (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
REVENUES	$101,452	$111,088
COSTS AND EXPENSES:
Direct operating expenses	87,306	90,598
Depreciation and amortization expense	21,301	35,752
General and administrative expenses	30,996	46,245
Impairment expense	187	—
Operating loss	(38,338)	(61,507)
Interest expense, net of amounts capitalized	7,710	21,584
Other income, net	(240)	(1,231)
Reorganization items, net	1,340	—
Loss before income taxes	(47,148)	(81,860)
Income tax benefit	289	246
NET LOSS	$(46,859)	$(81,614)
Consolidated Results of Operations — Three Months Ended March 31, 2017 and 2016
Revenues
Our revenues for the three months ended March 31, 2017 decreased $9.6 million, or 8.7%, to $101.5 million from $111.1 million for the three months ended March 31, 2016. While the price of oil has improved since the first quarter of 2016, oil prices have remained low resulting in overall lower spending from our customers. These market conditions resulted in overall reduced customer activity and a reduction in the price received for our services. Internationally, we had lower revenue as a result of the sale our operations in Mexico. See “Segment Operating Results — Three Months Ended March 31, 2017 and 2016” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $3.3 million, to $87.3 million (86.1% of revenues), for the three months ended March 31, 2017, compared to $90.6 million (81.6% of revenues) for the three months ended March 31, 2016. The decrease is primarily related to a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $14.5 million, or 40.4%, to $21.3 million during the three months ended March 31, 2017, compared to $35.8 million for the three months ended March 31, 2016. The decrease is primarily attributable to the reduction of property, plant and equipment due to the implementation of fresh start accounting in the fourth quarter of 2016.
General and Administrative Expenses
General and administrative expenses decreased $15.2 million, to $31.0 million (30.6% of revenues), for the three months ended March 31, 2017, compared to $46.2 million (41.6% of revenues) for the three months ended March 31, 2016. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages and the $5.0 million FCPA settlement accrual and $2.4 million decrease in expenses related to the FCPA investigation, which was completed in 2016, partially offset by $1.8 million in professional fees related to restructuring in 2017.

Impairment Expense
We recorded a $0.2 million impairment during the three months ended March 31, 2017 to reduce the carrying value of the assets and related liabilities of our Russian business unit, which is being held for sale, to fair market value. We recorded no impairment expense during the three months ended March 31, 2016.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $13.9 million, or 64.3%, to $7.7 million for the three months ended March 31, 2017, compared to $21.6 million for the same period in 2016. The decrease is primarily related to the elimination of the Predecessor Company’s senior secured notes in connection with our emergence from voluntary reorganization.
Other Income, Net
During the three months ended March 31, 2017, we recognized other income, net, of $0.2 million, compared to other income, net, of $1.2 million for the three months ended March 31, 2016. Our foreign exchange gain relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Interest income	$(198)	$(132)
Foreign exchange gain	(9)	(252)
Other, net	(33)	(847)
Total	$(240)	$(1,231)
Reorganization Items, Net
Reorganization item expenses were $1.3 million for the three months ended March 31, 2017, and there were no reorganization item expenses for the same period in 2016. Reorganization items consist of professional fees incurred in connection with our emergence from voluntary reorganization.
Income Tax Benefit
We recorded an income tax benefit of $0.3 million on a pre-tax loss of $47.1 million for the three months ended March 31, 2017, compared to an income tax benefit of $0.2 million on a pre-tax loss of $81.9 million for the same period in 2016. Our effective tax rate was 0.6% for the three months ended March 31, 2017, compared to 0.3% for the three months ended March 31, 2016. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended March 31, 2017 and 2016
The following table shows operating results for each of our segments for the three months ended March 31, 2017 and 2016 (in thousands):

Successor Company for the three months ended March 31, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$60,291	$17,895	$5,341	$15,855	$2,070	$—	$101,452
Operating expenses	62,378	24,832	7,626	19,732	4,370	20,852	139,790
Operating loss	(2,087)	(6,937)	(2,285)	(3,877)	(2,300)	(20,852)	(38,338)

Predecessor Company for the three months ended March 31, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$58,988	$22,670	$9,531	$16,283	$3,616	$—	$111,088
Operating expenses	65,354	28,942	15,680	20,295	8,676	33,648	172,595
Operating loss	(6,366)	(6,272)	(6,149)	(4,012)	(5,060)	(33,648)	(61,507)
U.S. Rig Services
Revenues for our U.S. Rig Services segment increased $1.3 million, or 2.2%, to $60.3 million for the three months ended March 31, 2017, compared to $59.0 million for the three months ended March 31, 2016. The increase for this segment is primarily due to limited spending from our customers as a result of slightly improved, but still low oil prices. These market conditions resulted in a limited increase in customer activity and the price received for our services.
Operating expenses for our U.S. Rig Services segment were $62.4 million for the three months ended March 31, 2017, which represented a decrease of $3.0 million, or 4.6%, compared to $65.4 million for the same period in 2016. These expenses decreased primarily due to a decrease in depreciation expense partially offset by an increase in employee compensation costs and equipment expense as a result of the recent increase activity levels.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $4.8 million, or 21.1%, to $17.9 million for the three months ended March 31, 2017, compared to $22.7 million for the three months ended March 31, 2016. The decrease for this segment is primarily due to lower spending from our customers as a result of continued low oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fluid Management Services segment were $24.8 million for the three months ended March 31, 2017, which represented a decrease of $4.1 million, or 14.2%, compared to $28.9 million for the same period in 2016. These expenses decreased primarily due to a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $4.2 million, or 44.0%, to $5.3 million for the three months ended March 31, 2017, compared to $9.5 million for the three months ended March 31, 2016. The decrease for this segment is primarily due to lower spending from our customers as a result of continued low oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Coiled Tubing Services segment were $7.6 million for the three months ended March 31, 2017, which represented a decrease of $8.1 million, or 51.4%, compared to $15.7 million for the same period in 2016. These expenses decreased primarily due to a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure and as a result of lower activity levels and a decrease in depreciation expense.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment decreased $0.4 million, or 2.6%, to $15.9 million for the three months ended March 31, 2017, compared to $16.3 million for the three months ended March 31, 2016. The decrease for this segment is primarily due to lower spending from our customers as a result of continued low oil prices. These market conditions resulted in reduced customer activity and a reduction in the price received for our services.
Operating expenses for our Fishing and Rental Services segment were $19.7 million for the three months ended March 31, 2017, which represented a decrease of $0.6 million, or 2.8%, compared to $20.3 million for the same period in 2016. These expenses decreased primarily as a result of a decrease in depreciation expense and decrease in employee compensation cost as we sought to reduce our cost structure and as a result of lower activity levels.
International
Revenues for our International segment decreased $1.5 million, or 42.8%, to $2.1 million for the three months ended March 31, 2017, compared to $3.6 million for the three months ended March 31, 2016. The decrease was primarily attributable to selling our operations in Mexico.
Operating expenses for our International segment decreased $4.3 million, or 49.6%, to $4.4 million for the three months ended March 31, 2017, compared to $8.7 million for the three months ended March 31, 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due to selling our operations in Mexico.

Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $12.8 million, or 38.0%, to $20.9 million (20.6% of consolidated revenues) for the three months ended March 31, 2017 compared to $33.6 million (30.3% of consolidated revenues) for the same period in 2016. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages and the $5.0 million FCPA settlement accrual and $2.4 million decrease in expenses related to the FCPA investigation, which was completed in 2016, partially offset by $1.8 million in professional fees related to restructuring in 2017.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of March 31, 2017, we had cash and cash equivalents of $82.7 million compared to $90.5 million as of December 31, 2016. Our working capital was $103.3 million as of March 31, 2017, compared to $117.8 million as of December 31, 2016. Our working capital decreased from the prior year end primarily as a result of a decrease in cash and cash equivalents, restricted cash, and accounts receivable partially offset by decrease in accrued liabilities. As of March 31, 2017, we had no borrowings outstanding and $35.4 million in committed letters of credit outstanding under our ABL Facility.
The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net cash used in operating activities	$(12,647)	$(30,064)
Cash paid for capital expenditures	(2,440)	(2,701)
Proceeds received from sale of fixed assets	—	7,435
Repayments of long-term debt	(625)	(787)
Restricted cash	9,079	(18,605)
Payment of deferred financing costs	(350)	—
Other financing activities, net	—	(2,651)
Effect of exchange rates on cash	(812)	(1,277)
Net decrease in cash and cash equivalents	$(7,795)	$(48,650)
Cash used in operating activities was $12.6 million for the three months ended March 31, 2017 compared to cash used in operating activities of $30.1 million for the three months ended March 31, 2016. Cash used by operating activities for the three months ended March 31, 2017 was primarily related to net loss adjusted for noncash items and decrease in accrued liabilities partially offset by a cash inflow related to a decrease in accounts receivable. Cash used by operating activities for the three months ended March 31, 2016 was primarily related to net loss adjusted for noncash items and a decrease in accounts payable partially offset by a cash inflow related to a decrease in accounts receivable.
Cash used in investing activities was $2.4 million for the three months ended March 31, 2017 compared to cash provided by investing activities of $4.7 million for the three months ended March 31, 2016. Cash inflows during these periods consisted primarily of proceeds from sales of fixed assets. Cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures primarily relate to maintenance of our equipment.
Cash provided by financing activities was $8.1 million for the three months ended March 31, 2017 compared to cash used in financing activities of $22.0 million for the three months ended March 31, 2016. Overall financing cash inflows for the three months ended March 31, 2017 primarily relate to the decrease in restricted cash. Overall financing cash outflows for the three months ended March 31, 2016 primarily relate to the increase in restricted cash.
Sources of Liquidity and Capital Resources
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months.

At March 31, 2017, our annual debt maturities for our 2021 Term Loan Facility were as follows (in thousands):

Year	Principal Payments
2017	$1,875
2018	2,500
2019	2,500
2020	2,500
2021 and thereafter	240,000
Total principal payments	$249,375
ABL Facility
On December 15, 2016, the Company and Key Energy Services, LLC, as borrowers (the “ABL Borrowers”), entered into the ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders, and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-collateral agents for the lenders. The ABL Facility provides for aggregate initial commitments from the ABL Lenders of $100 million and matures on June 15, 2021.
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
Borrowings under the ABL Facility bear interest, at the ABL Borrowers’ option, at a per annum rate equal to (i) LIBOR for 30, 60, 90, 180, or, with the consent of the ABL Lenders, 360 days, plus an applicable margin that varies from 2.50% to  4.50% depending on the Borrowers’ fixed charge coverage ratio at such time or (ii) a base rate equal to the sum of (a) the greatest of (x) the prime rate, (y) the federal funds rate, plus 0.50% or (z) 30-day LIBOR, plus 1.0% plus (b) an applicable margin that varies from 1.50% to 3.50% depending of the Borrowers’ fixed charge coverage ratio at such time. In addition, the ABL Facility provides for unused line fees of 1.00% to 1.25% per year, depending on utilization, letter of credit fees and certain other factors.
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
The ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The ABL Facility also contains a requirement that the ABL Borrowers comply, during certain periodic with a fixed charge coverage ratio of 1.00 to 1.00.
As of March 31, 2017, we have no borrowings outstanding under the ABL Facility and $35.4 million of letters of credit outstanding with borrowing capacity of $26.1 million available subject to covenant constraints under our ABL Facility.
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
The loans under the Term Loan Facility may be prepaid at the Company’s option, subject to the payment of a prepayment premium in certain circumstances as provided in the Term Loan Facility. If a prepayment is made prior to the first anniversary of the loan, such prepayment must be made with make-whole amount with the calculation of the make-whole amount as specified in the Term Loan Facility. If a prepayment is made after the first anniversary of the loan but prior to the second anniversary, such prepayment must be made at 106% of the principle amount, if a prepayment is made after the second anniversary but prior to the third anniversary, such prepayment must be made at 103% of the principle amount. After the third anniversary, if a prepayment is made, no prepayment premium is due. The Company is required to make principal payments in the amount of $625,000 per quarter commencing with the quarter ended March 31, 2017. In addition, pursuant to the Term Loan Facility, the Company must prepay or offer to prepay, as applicable, term loans with the net cash proceeds of certain debt incurrences and asset sales, excess cash flow, and upon certain change of control transactions, subject in each case to certain exceptions.
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
Debt Compliance
At March 31, 2017, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
Capital Expenditures
During the three months ended March 31, 2017, our capital expenditures totaled $2.4 million, primarily related to the ongoing maintenance of our equipment. Our capital expenditure plan for 2017 contemplates spending between $10 million and $20 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacements to our rig services fleet. Our capital expenditure program for 2017 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows. Our focus for 2017 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2017 to expand our presence in a market. We currently anticipate funding our 2017 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At March 31, 2017 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative and qualitative disclosures about market risk from those disclosed in our 2016 Form 10-K. More detailed information concerning market risk can be found in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our 2016 Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
Reference is made to Part I, Item 1A. Risk Factors of the 2016 Form 10-K for information concerning risk factors.
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

Date:	May 11, 2017	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Key Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-A filed with the SEC on December 15, 2016, File No. 001-08038).

3.2
Amended and Restated By-laws of Key Energy Services, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on March 2, 2017, File No. 001-08038).

10.1
Joinder and Increase in Revolver Commitments Agreement, dated as of February 6, 2017, among Key Energy Services, Inc. and Key Energy Services, LLC, as borrowers, Siemens Financial Services, Inc. and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 6, 2017, File No. 001-08038)

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