Form 10-Q
period 2017-06-30
KEY ENERGY SERVICES INC
filed 2017-08-10
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of August 4, 2017, the number of outstanding shares of common stock of the registrant was 20,103,431.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2017
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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$94,684	$90,505
Restricted cash	8,700	24,707
Accounts receivable, net of allowance for doubtful accounts of $1,159 and $168, respectively	66,153	71,327
Inventories	19,827	22,269
Other current assets	21,119	25,762
Total current assets	210,483	234,570
Property and equipment	406,091	408,716
Accumulated depreciation	(44,248)	(3,565)
Property and equipment, net	361,843	405,151
Intangible assets, net	491	520
Other non-current assets	15,536	17,740
TOTAL ASSETS	$588,353	$657,981
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,058	$10,357
Current portion of long-term debt	2,500	2,500
Other current liabilities	86,050	103,938
Total current liabilities	98,608	116,795
Long-term debt	244,116	245,477
Workers’ compensation, vehicular and health insurance liabilities	25,970	23,313
Other non-current liabilities	27,961	29,779
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,103,429 and 20,096,462 shares issued and outstanding	201	201
Additional paid-in capital	260,526	252,421
Accumulated other comprehensive loss	1,257	239
Retained deficit	(70,286)	(10,244)
Total equity	191,698	242,617
TOTAL LIABILITIES AND EQUITY	$588,353	$657,981
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
REVENUES	$107,780	$95,012	$209,232	$206,100
COSTS AND EXPENSES:
Direct operating expenses	63,560	89,419	150,866	180,017
Depreciation and amortization expense	20,910	35,856	42,211	71,608
General and administrative expenses	30,334	40,903	61,330	87,148
Impairment expense	—	—	187	—
Operating loss	(7,024)	(71,166)	(45,362)	(132,673)
Interest expense, net of amounts capitalized	7,872	21,357	15,582	42,941
Other (income) loss, net	(961)	412	(1,201)	(819)
Reorganization items, net	101	—	1,441	—
Loss before income taxes	(14,036)	(92,935)	(61,184)	(174,795)
Income tax benefit	853	133	1,142	379
NET LOSS	$(13,183)	$(92,802)	$(60,042)	$(174,416)
Loss per share:
Basic and diluted	$(0.66)	$(0.58)	$(2.99)	$(1.09)
Weighted average shares outstanding:
Basic and diluted	20,099	160,982	20,098	160,514
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
NET LOSS	$(13,183)	$(92,802)	$(60,042)	$(174,416)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(215)	934	1,018	1,466
COMPREHENSIVE LOSS	$(13,398)	$(91,868)	$(59,024)	$(172,950)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,042)	$(174,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	42,211	71,608
Impairment expense	187	—
Bad debt expense	854	1,146
Accretion of asset retirement obligations	99	283
Loss from equity method investments	560	66
Amortization and write-off of deferred financing costs and premium	239	2,603
Deferred income tax benefit	(30)	(391)
Loss (gain) on disposal of assets, net	(21,599)	2,848
Share-based compensation	8,159	3,055
Excess tax expense from share-based compensation	—	2,618
Changes in working capital:
Accounts receivable	4,448	38,848
Other current assets	7,297	8,688
Accounts payable, accrued interest and accrued expenses	(17,966)	(12,458)
Share-based compensation liability awards	—	(231)
Other assets and liabilities	8,395	(11,657)
Net cash used in operating activities	(27,188)	(67,390)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,236)	(5,067)
Proceeds from sale of fixed assets	24,106	8,506
Net cash provided by investing activities	16,870	3,439
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,250)	(13,901)
Restricted cash	16,007	(18,605)
Payment of deferred financing costs	(350)	—
Repurchases of common stock	(54)	(164)
Excess tax expense from share-based compensation	—	(2,618)
Net cash provided by (used in) financing activities	14,353	(35,288)
Effect of changes in exchange rates on cash	144	(1,593)
Net increase (decrease) in cash and cash equivalents	4,179	(100,832)
Cash and cash equivalents, beginning of period	90,505	204,354
Cash and cash equivalents, end of period	$94,684	$103,522

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Russia, which we are attempting to sell. An important component of the Company’s growth strategy is to make acquisitions that will strengthen its core services or presence in selected markets, and the Company also makes strategic divestitures from time to time. The Company expects that the industry in which it operates will experience consolidation, and the Company expects to explore opportunities and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
ASU 2016-13. In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments that will change how companies measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. The standard will replace today’s “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount. The amendments in this update will be effective for annual periods beginning after December 15, 2019 and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018. The Company is evaluating the effect of this standard on our consolidated financial statements.
ASU 2016-09. In March 2016, the FASB Issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This standard changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The Company adopted the accounting guidance as of January 1, 2017 on a prospective basis. We have elected to account for forfeitures of equity awards as they occur. The adoption of this guidance did not have a material impact our consolidated financial statements, with the exception of excess tax benefits and tax deficiencies now being recognized as income tax expense or benefit on the income statement rather than as additional paid in capital on the balance sheet and their classification on the statement of cash flow as operating activity rather than financing activity,
ASU 2016-02. In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which will replace the existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. Additional disclosure requirements include qualitative disclosures along with specific quantitative disclosures with the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for the Company for annual reporting periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The new standard is required to be applied with a modified retrospective approach to each prior reporting period presented. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements.
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

NOTE 3. ASSETS HELD FOR SALE
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy is to sell or relocate the assets of the businesses operating in these markets. During the fourth quarter of 2015, the assets and related liabilities of our Russian business unit, which is included in our International reporting segment, met the criteria for assets held for sale. We expect this sale to occur in the third quarter of 2017.
The following assets and related liabilities are classified as held for sale on our June 30, 2017 condensed consolidated balance sheet (in thousands):

Current assets:
Cash and cash equivalents	$616
Accounts receivable	1,401
Inventories	113
Other current assets	35
Total current assets	2,165
Property and equipment, net	535
Total assets	$2,700
Current liabilities:
Accounts payable	$322
Total current liabilities	322
Net Assets	$2,378
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the six months ended June 30, 2017 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2016 (Successor)	20,096	$201	$252,421	$239	$(10,244)	$242,617
Foreign currency translation	—	—	—	1,018	—	1,018
Common stock purchases	—	—	(54)	—	—	(54)
Share-based compensation	7	—	8,159	—	—	8,159
Net loss	—	—	—	—	(60,042)	(60,042)
Balance at June 30, 2017 (Successor)	20,103	$201	$260,526	$1,257	$(70,286)	$191,698
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Other current assets:
Prepaid current assets	$7,175	$10,291
Reinsurance receivable	8,014	7,922
Current assets held for sale	2,165	3,667
Other	3,765	3,882
Total	$21,119	$25,762

The table below presents comparative detailed information about other non-current assets at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Other non-current assets:
Reinsurance receivable	$8,507	$8,393
Deposits	1,326	8,292
Equity method investments	—	560
Non-current assets held for sale	535	360
Other	5,168	135
Total	$15,536	$17,740
The table below presents comparative detailed information about other current liabilities at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Other current liabilities:
Accrued payroll, taxes and employee benefits	$21,001	$23,224
Accrued operating expenditures	10,314	16,669
Income, sales, use and other taxes	9,856	10,748
Self-insurance reserve	27,809	35,484
Accrued interest	6,382	1,419
Accrued insurance premiums	1,053	2,347
Unsettled legal claims	5,045	5,398
Accrued severance	250	2,219
Current liabilities held for sale	322	371
Other	4,018	6,059
Total	$86,050	$103,938
The table below presents comparative detailed information about other non-current liabilities at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Other non-current liabilities:
Asset retirement obligations	$8,915	$9,035
Environmental liabilities	2,226	3,446
Accrued sales, use and other taxes	16,820	16,735
Deferred tax liabilities	—	35
Other	—	528
Total	$27,961	$29,779
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30, 2017	December 31, 2016
Trademark:
Gross carrying value	520	520
Accumulated amortization	(29)	—
Net carrying value	491	520

The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2017	2018	2019	2020	2021	2022
Trademarks	8.5	29	58	58	58	58	58
Amortization expense for our intangible assets was less than $0.1 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively, and less than $0.1 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively.
NOTE 7. DEBT
As of June 30, 2017 and December 31, 2016, the components of our debt were as follows (in thousands):

	June 30, 2017	December 31, 2016
Term Loan Facility due 2021	$248,750	$250,000
Unamortized debt issuance costs	(2,134)	(2,023)
Total	246,616	247,977
Less current portion	(2,500)	(2,500)
Long-term debt	$244,116	$245,477
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
As of June 30, 2017, we have no borrowings outstanding and $33.7 million of letters of credit outstanding with borrowing capacity of $25.7 million available subject to covenant constraints under our ABL Facility.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the three and six month periods ended June 30, 2017 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Term Loan Facility	11.39%	11.33%

NOTE 8. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other (income) loss, net” for the periods indicated (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest income	$(155)	$(134)	$(352)	$(266)
Foreign exchange (gain) loss	(5)	1,013	(14)	761
Other, net	(801)	(467)	(835)	(1,314)
Total	$(961)	$412	$(1,201)	$(819)
NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended June 30, 2017 and 2016 were 6.1% and 0.1%, respectively, and 1.9% and 0.2% for the six months ended June 30, 2017 and 2016, respectively. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, including goodwill impairment expense, and other tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
We continued recording income taxes using a year-to-date effective tax rate method for the three- and six-month periods ended June 30, 2017. The use of this method was based on our expectations at June 30, 2017 that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets. No release of our deferred tax asset valuation allowance was made during the three or six months ended June 30, 2017.
As of June 30, 2017, we had $0.3 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of less than $0.1 million for the payment of interest and penalties as of June 30, 2017. We believe that it is reasonably possible that $0.2 million of our currently remaining unrecognized tax positions may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $5.0 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of June 30, 2017. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
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
Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of June 30, 2017 and December 31, 2016, we have recorded $53.8 million and $58.7 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $16.5 million and $16.3 million of insurance receivables as of June 30, 2017 and December 31, 2016, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of June 30, 2017 and December 31, 2016, we have recorded $2.2 million and $3.4 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows (in thousands, except per share amounts):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(13,183)	$(92,802)	$(60,042)	$(174,416)
Denominator
Weighted average shares outstanding	20,099	160,982	20,098	160,514
Basic and diluted loss per share	$(0.66)	$(0.58)	$(2.99)	$(1.09)
Restricted stock units (“RSUs”), stock options, stock appreciation rights (“SARs”) and warrants are included in the computation of diluted earnings per share using the treasury stock method. Restricted stock awards are legally considered issued and outstanding when granted and are included in basic weighted average shares outstanding.

The company has issued potentially dilutive instruments such as RSUs, stock options, SARs and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
RSUs	667	62	667	62
Stock options	667	587	667	812
SARs	—	240	—	240
Warrants	1,838	—	1,838	—
Total	3,172	889	3,172	1,114
No events occurred after June 30, 2017 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $3.0 million and $0.5 million during the three months ended June 30, 2017 and 2016, respectively. We recognized employee share-based compensation expense of $7.6 million and $2.9 million during the six months ended June 30, 2017 and 2016, respectively. Our employee share-based awards vest in equal installments over a four-year period. Additionally, we recognized share-based compensation expense related to our outside directors of $0.2 million and zero during the three months ended June 30, 2017 and 2016, respectively. We recognized share-based compensation expense related to our outside directors of $0.5 million and zero during the six months ended June 30, 2017 and 2016, respectively. The unrecognized compensation cost related to our unvested share-based awards as of June 30, 2017 is estimated to be $15.8 million and is expected to be recognized over a weighted-average period of 2.0 years.
We recognized compensation expense related to our stock options of $1.0 million and zero during the three months ended June 30, 2017 and 2016, respectively. We recognized compensation expense related to our stock options of $1.8 million and zero during the six months ended June 30, 2017 and 2016, respectively. Our employee stock options vest in equal installments over a four-year period. The unrecognized compensation cost related to our unvested stock options as of June 30, 2017 is estimated to be $5.3 million and is expected to be recognized over a weighted-average period of 2.0 years.
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
NOTE 15. SEGMENT INFORMATION
Our reportable business segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our current and former operations in Canada, Mexico and Russia. During the second quarter of 2017 and the fourth quarter of 2016, we completed the sale of our businesses in Canada and Mexico, respectively, and we are currently in discussions to sell our business in Russia. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.

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
Fishing and Rental Services
We offer a full line of fishing services and rental equipment designed for use in providing drilling and workover services. Fishing services involve recovering lost or stuck equipment in the wellbore utilizing a broad array of “fishing tools.” Our rental tool inventory consists of drill pipe, tubulars, handling tools (including our patented Hydra-Walk® pipe-handling units and services), pressure-control equipment, pumps, power swivels, reversing units, foam air units, proppants, oil and natural gas. We sold our well testing assets and our frac stack equipment used to support hydraulic fracturing operations and the associated flowback of frac fluids in the second quarter of 2017.
Demand for our fishing and rental services is closely related to capital spending by oil and natural gas producers, which is generally a function of oil and natural gas prices.
International
In April 2015, we announced our decision to exit markets in which we participate outside of North America. During the second quarter of 2017 and the fourth quarter of 2016, we completed the sale of our businesses in Canada and Mexico, respectively, and we are currently in discussions to sell our business in Russia. We provided rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-drilled wells and plugging and abandonment of wells at the end of their useful lives in each of our international markets. In addition, in Mexico we provided drilling, coiled tubing, wireline and project management and consulting services. Our Canadian business was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.
Financial Summary
The following tables set forth our unaudited segment information as of and for the three and six months ended June 30, 2017 and 2016 (in thousands):

Successor company as of and for the three months ended June 30, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$61,802	$18,867	$9,165	$15,776	$2,170	$—	$—	$107,780
Intersegment revenues	54	354	—	706	—	—	(1,114)	—
Depreciation and amortization	7,895	5,469	1,284	5,850	32	380	—	20,910
Other operating expenses	54,084	16,625	7,556	(7,568)	3,490	19,707	—	93,894
Operating income (loss)	(177)	(3,227)	325	17,494	(1,352)	(20,087)	—	(7,024)
Reorganization items, net	—	—	—	—	—	101	—	101
Interest expense, net of amounts capitalized	—	—	—	—	—	7,872	—	7,872
Income (loss) before income taxes	(19)	(3,071)	330	17,514	(1,044)	(27,746)	—	(14,036)
Long-lived assets(1)	173,679	82,994	21,422	74,285	544	124,711	(99,765)	377,870
Total assets	297,716	7,617	35,750	367,224	129,176	(46,368)	(202,762)	588,353
Capital expenditures	2,642	975	179	503	240	257	—	4,796

Predecessor company as of and for the three months ended June 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$51,502	$19,591	$7,617	$13,412	$2,890	$—	$—	$95,012
Intersegment revenues	199	221	3	1,267	110	—	(1,800)	—
Depreciation and amortization	14,771	5,978	2,905	7,580	2,111	2,511	—	35,856
Impairment expense	—	—	—	—	—	—	—	—
Other operating expenses	50,405	21,168	10,769	14,608	5,680	27,692	—	130,322
Operating loss	(13,674)	(7,555)	(6,057)	(8,776)	(4,901)	(30,203)	—	(71,166)
Interest expense, net of amounts capitalized	—	—	—	—	—	21,357	—	21,357
Loss before income taxes	(13,663)	(7,519)	(6,007)	(8,767)	(5,778)	(51,201)	—	(92,935)
Long-lived assets(1)	468,321	118,898	49,598	113,276	48,588	185,907	(143,613)	840,975
Total assets	1,310,869	255,124	121,677	474,396	164,783	(787,211)	(409,861)	1,129,777
Capital expenditures	364	1,200	—	432	347	23	—	2,366

Successor company as of and for the six months ended June 30, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$122,093	$36,762	$14,506	$31,631	$4,240	$—	$—	$209,232
Intersegment revenues	100	638	22	1,626	—	—	(2,386)	—
Depreciation and amortization	15,219	11,277	2,697	11,800	557	661	—	42,211
Impairment expense	—	—	—	—	187	—	—	187
Other operating expenses	109,138	35,649	13,769	6,214	7,148	40,278	—	212,196
Operating income (loss)	(2,264)	(10,164)	(1,960)	13,617	(3,652)	(40,939)	—	(45,362)
Reorganization items, net	—	—	—	—	—	1,441	—	1,441
Interest expense, net of amounts capitalized	—	—	—	—	—	15,582	—	15,582
Income (loss) before income taxes	(2,110)	(10,236)	(1,948)	13,840	(3,286)	(57,444)	—	(61,184)
Long-lived assets(1)	173,679	82,994	21,422	74,285	544	124,711	(99,765)	377,870
Total assets	297,716	7,617	35,750	367,224	129,176	(46,368)	(202,762)	588,353
Capital expenditures	4,668	1,093	179	530	356	410	—	7,236

Predecessor company as of and for the six months ended June 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$110,490	$42,261	$17,148	$29,695	$6,506	$—	$—	$206,100
Intersegment revenues	444	530	43	2,254	250	—	(3,521)	—
Depreciation and amortization	29,676	11,858	5,891	14,762	4,348	5,073	—	71,608
Other operating expenses	100,854	44,230	23,463	27,721	12,119	58,778	—	267,165
Operating loss	(20,040)	(13,827)	(12,206)	(12,788)	(9,961)	(63,851)	—	(132,673)
Interest expense, net of amounts capitalized	—	—	—	—	—	42,941	—	42,941
Loss before income taxes	(20,025)	(13,787)	(12,083)	(12,781)	(10,275)	(105,844)	—	(174,795)
Long-lived assets(1)	468,321	118,898	49,598	113,276	48,588	185,907	(143,613)	840,975
Total assets	1,310,869	255,124	121,677	474,396	164,783	(787,211)	(409,861)	1,129,777
Capital expenditures	504	2,020	101	1,516	711	215	—	5,067

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.
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

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Predecessor
	Three Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$92,122	$3,000	$(110)	$95,012
Direct operating expense	—	86,419	3,102	(102)	89,419
Depreciation and amortization expense	—	34,676	1,180	—	35,856
General and administrative expense	205	38,091	2,607	—	40,903
Operating loss	(205)	(67,064)	(3,889)	(8)	(71,166)
Interest expense, net of amounts capitalized	21,357	—	—	—	21,357
Other (income) loss, net	(645)	49	890	118	412
Loss before income taxes	(20,917)	(67,113)	(4,779)	(126)	(92,935)
Income tax (expense) benefit	(6)	—	139	—	133
Net loss	$(20,923)	$(67,113)	$(4,640)	$(126)	$(92,802)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Predecessor
	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues	$—	$199,594	$6,756	$(250)	$206,100
Direct operating expense	—	173,226	7,025	(234)	180,017
Depreciation and amortization expense	—	69,210	2,398	—	71,608
General and administrative expense	398	81,689	5,061	—	87,148
Operating loss	(398)	(124,531)	(7,728)	(16)	(132,673)
Interest expense, net of amounts capitalized	42,941	—	—	—	42,941
Other (income) loss, net	(1,290)	(94)	332	233	(819)
Loss before income taxes	(42,049)	(124,437)	(8,060)	(249)	(174,795)
Income tax (expense) benefit	(12)	—	391	—	379
Net loss	$(42,061)	$(124,437)	$(7,669)	$(249)	$(174,416)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Predecessor
	Six Months Ended June 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Net cash provided by (used in) operating activities	$—	$(71,274)	$3,884	$—	$(67,390)
Cash flows from investing activities:
Capital expenditures	—	(4,720)	(347)	—	(5,067)
Intercompany notes and accounts	—	59,815	—	(59,815)	—
Other investing activities, net	—	8,506	—	—	8,506
Net cash provided by (used in) investing activities	—	63,601	(347)	(59,815)	3,439
Cash flows from financing activities:
Repayments of long-term debt	(13,901)	—	—	—	(13,901)
Restricted stock	(18,605)	—	—	—	(18,605)
Repurchases of common stock	(164)	—	—	—	(164)
Intercompany notes and accounts	(59,815)	—	—	59,815	—
Other financing activities, net	(2,618)	—	—	—	(2,618)
Net cash used in financing activities	(95,103)	—	—	59,815	(35,288)
Effect of changes in exchange rates on cash	—	—	(1,593)	—	(1,593)
Net increase (decrease) in cash and cash equivalents	(95,103)	(7,673)	1,944	—	(100,832)
Cash and cash equivalents at beginning of period	191,065	10,024	3,265	—	204,354
Cash and cash equivalents at end of period	$95,962	$2,351	$5,209	$—	$103,522

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies, foreign national oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States, and we have operations in Russia, which we are attempting to sell. An important component of the Company’s growth strategy is to make acquisitions that will strengthen its core services or presence in selected markets, and the Company also makes strategic divestitures from time to time. The Company expects that the industry in which it operates will experience consolidation, and the Company expects to explore opportunities and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the six months ended June 30, 2017 and 2016, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2016 Form 10-K and Part 1A. Risk Factors of our 2016 Form 10-K.
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

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2017:
First Quarter	$51.60	$3.02	729
Second Quarter	$48.07	$3.07	878

2016:
First Quarter	$33.35	$1.99	524
Second Quarter	$45.46	$2.15	398
Third Quarter	$44.85	$2.88	461
Fourth Quarter	$49.14	$3.04	567

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
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

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key’s U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our international rig activity and domestic trucking activity tend to occur on a 24/7 basis. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2016 through the second quarter of 2017:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2017:	U.S.	International	Total
First Quarter	165,968	2,462	168,430	179,215	64
Second Quarter	163,966	1,701	165,667	185,398	63
Total 2017	329,934	4,163	334,097	364,613	127

2016:
First Quarter	153,417	5,715	159,132	217,429	63
Second Quarter	144,587	6,913	151,500	199,527	64
Third Quarter	163,206	6,170	169,376	198,362	64
Fourth Quarter	169,087	4,341	173,428	192,049	61
Total 2016	630,297	23,139	653,436	807,367	252

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries and available supply of and demand for the services we provide. Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and that trend continued into 2016. As a result, the Baker Hughes U.S. rig count and the AESC well service rig count along with demand for our products and services declined substantially, and the prices we are able to charge our customers for our products and services also declined substantially. While we sought to anticipate activity declines and reshaped our organizational and cost structure to mitigate the negative impact of these declines, we have continued to experience negative operating results and cash flows from operations. Although oil prices have improved off the low point of 2016 with the November 2016 decision by OPEC to curtail the cartel’s oil production, and our revenues in the United States improved through the second quarter of 2017, we have not experienced an increase in activity levels commensurate with the increase in oil prices or the Baker Hughes U.S. land drilling rig count.
While we saw continued improvement in demand and pricing for our services during the first and second quarters of 2017, heightened uncertainty around the price of oil during the second quarter of 2017 dampened the pace of improvement. We believe that a recovery in oil prices to a price attractive to our customers will be necessary for the demand and associated pricing of our services related to conventional well maintenance work to improve significantly. Additionally, we believe that continued aging of horizontal wells and customers choosing to increase production though return accretive regular well maintenance will provide for additional demand for and pricing of our services over the next several years. With increased demand for oilfield services broadly, however, the demand for qualified employees will also increase, which may impact our ability to meet the needs of our customers or offset price increases realized due to inflation in labor costs.
RESULTS OF OPERATIONS
The following tables set forth consolidated results of operations and financial information by operating segment and other selected information of the Successor Company and the Predecessor Company for the periods ending June 30, 2017 and 2016, respectively. Upon emergence on the Effective Date, the Company adopted fresh start accounting which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after December 16, 2016 are not comparable with the Consolidated Financial Statements prior to that date. While the comparison of these periods is not presented according to generally accepted accounting principles in the United States (“GAAP”) and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons between the periods.

The following table shows our consolidated results of operations for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
REVENUES	$107,780	$95,012	$209,232	$206,100
COSTS AND EXPENSES:
Direct operating expenses	63,560	89,419	150,866	180,017
Depreciation and amortization expense	20,910	35,856	42,211	71,608
General and administrative expenses	30,334	40,903	61,330	87,148
Impairment expense	—	—	187	—
Operating loss	(7,024)	(71,166)	(45,362)	(132,673)
Interest expense, net of amounts capitalized	7,872	21,357	15,582	42,941
Other (income) loss, net	(961)	412	(1,201)	(819)
Reorganization items, net	101	—	1,441	—
Loss before income taxes	(14,036)	(92,935)	(61,184)	(174,795)
Income tax benefit	853	133	1,142	379
NET LOSS	$(13,183)	$(92,802)	$(60,042)	$(174,416)
Consolidated Results of Operations — Three Months Ended June 30, 2017 and 2016
Revenues
Our revenues for the three months ended June 30, 2017 increased $12.8 million, or 13.4%, to $107.8 million from $95.0 million for the three months ended June 30, 2016, due to an increase in spending from our customers as they plan for continuing recovery of commodity prices. Internationally, we had lower revenue primarily due to a decrease in customer activity in Russia. See “Segment Operating Results — Three Months Ended June 30, 2017 and 2016” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $25.9 million, to $63.6 million (59.0% of revenues), for the three months ended June 30, 2017, compared to $89.4 million (94.1% of revenues) for the three months ended June 30, 2016. The decrease is primarily related to a $21.0 million gain on the sale of certain assets and a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $14.9 million, or 41.7%, to $20.9 million during the three months ended June 30, 2017, compared to $35.9 million for the three months ended June 30, 2016. The decrease is primarily attributable to the reduction of property, plant and equipment due to the implementation of fresh start accounting in the fourth quarter of 2016.
General and Administrative Expenses
General and administrative expenses decreased $10.6 million, to $30.3 million (28.1% of revenues), for the three months ended June 30, 2017, compared to $40.9 million (43.1% of revenues) for the three months ended June 30, 2016. The decrease is primarily due to the decrease in professional fees related to our 2016 corporate restructuring.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $13.5 million, or 63.1%, to $7.9 million for the three months ended June 30, 2017, compared to $21.4 million for the same period in 2016. The decrease is primarily related to the elimination of the Predecessor Company’s senior secured notes in connection with our emergence from voluntary reorganization.

Other (Income) Loss, Net
During the quarter ended June 30, 2017, we recognized other income, net, of $1.0 million, compared to other loss, net, of $0.4 million for the quarter ended June 30, 2016. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Successor	Predecessor
	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Interest income	$(155)	$(134)
Foreign exchange (gain) loss	(5)	1,013
Other, net	(801)	(467)
Total	$(961)	$412
Reorganization Items, Net
Reorganization item expenses were $0.1 million for the three months ended June 30, 2017, and there were no reorganization item expenses for the same period in 2016. Reorganization items consist of professional fees incurred in connection with our emergence from voluntary reorganization.
Income Tax Benefit
We recorded an income tax benefit of $0.9 million on a pre-tax loss of $14.0 million in the three months ended June 30, 2017, compared to an income tax benefit of $0.1 million on a pre-tax loss of $92.9 million in the three months ended June 30, 2016. Our effective tax rate was 6.1% for the three months ended June 30, 2017, compared to 0.1% for the three months ended June 30, 2016. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Three Months Ended June 30, 2017 and 2016
The following table shows operating results for each of our segments for the three months ended June 30, 2017 and 2016 (in thousands):

Successor company as of and for the three months ended June 30, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$61,802	$18,867	$9,165	$15,776	$2,170	$—	$107,780
Operating expenses	61,979	22,094	8,840	(1,718)	3,522	20,087	114,804
Operating loss	(177)	(3,227)	325	17,494	(1,352)	(20,087)	(7,024)

Predecessor company as of and for the three months ended June 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$51,502	$19,591	$7,617	$13,412	$2,890	$—	$95,012
Operating expenses	65,176	27,146	13,674	22,188	7,791	30,203	166,178
Operating loss	(13,674)	(7,555)	(6,057)	(8,776)	(4,901)	(30,203)	(71,166)
U.S. Rig Services
Revenues for our U.S. Rig Services segment increased $10.3 million, or 20.0%, to $61.8 million for the three months ended June 30, 2017, compared to $51.5 million for the three months ended June 30, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they plan for continuing recovery of commodity prices.
Operating expenses for our U.S. Rig Services segment were $62.0 million during the three months ended June 30, 2017,

which represented a decrease of $3.2 million, or 4.9%, compared to $65.2 million for the same period in 2016. These expenses decreased primarily as a result of reduced depreciation expense and a decrease in employee compensation on a per hour basis as we sought to reduce our cost structure.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $0.7 million, or 3.7%, to $18.9 million for the three months ended June 30, 2017, compared to $19.6 million for the three months ended June 30, 2016. The decrease for this segment is primarily due to our exit from unprofitable locations.
Operating expenses for our Fluid Management Services segment were $22.1 million during the three months ended June 30, 2017, which represented a decrease of $5.1 million, or 18.6%, compared to $27.1 million for the same period in 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment increased $1.5 million, or 20.3%, to $9.2 million for the three months ended June 30, 2017, compared to $7.6 million for the three months ended June 30, 2016. The increase for this segment is primarily due to an increase in drilling and completion spending from our customers as they plan for continuing recovery of commodity prices.
Operating expenses for our Coiled Tubing Services segment were $8.8 million during the three months ended June 30, 2017, which represented a decrease of $4.8 million, or 35.4%, compared to $13.7 million for the same period in 2016. These expenses decreased primarily as a result of reduced depreciation expense and a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment increased $2.4 million, or 17.6%, to $15.8 million for the three months ended June 30, 2017, compared to $13.4 million for the three months ended June 30, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they plan for continuing recovery of commodity prices.
Operating expenses for our Fishing and Rental Services segment were a gain of $1.7 million during the three months ended June 30, 2017, which represented a decrease of $23.9 million, or 107.7%, compared to $22.2 million for the same period in 2016. These expenses decreased primarily due to a $21.0 million gain on the sale of certain assets, as a result of reduced depreciation expense and a decrease in and a decrease in employee compensation on a per hour basis as we sought to reduce our cost structure.
International
Revenues for our International segment decreased $0.7 million, or 24.9%, to $2.2 million for the three months ended June 30, 2017, compared to $2.9 million for the three months ended June 30, 2016. The decrease was primarily attributable to lower customer activity in Russia and exit from operations in Mexico.
Operating expenses for our International segment decreased $4.3 million, or 54.8%, to $3.5 million for the three months ended June 30, 2017, compared to $7.8 million for the three months ended June 30, 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense primarily as a result of the exit of our operations in Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $10.1 million, or 33.5%, to $20.1 million (18.6% of consolidated revenues) for the three months ended June 30, 2017 compared to $30.2 million (31.8% of consolidated revenues) for the same period in 2016. The decrease is primarily due to decrease of $9.5 million in professional fees related to the 2016 corporate restructuring.
Consolidated Results of Operations — Six Months Ended June 30, 2017 and 2016
Revenues
Our revenues for the six months ended June 30, 2017 increased $3.1 million, or 1.5%, to $209.2 million from $206.1 million for the six months ended June 30, 2016, due to an increase in spending from our customers as they plan for continuing recovery of commodity prices. Internationally, we had lower revenue as a result of the sale our operations in Mexico and a decrease in activity in Russia. See “Segment Operating Results — Six Months Ended June 30, 2017 and 2016” below for a more detailed discussion of the change in our revenues.

Direct Operating Expenses
Our direct operating expenses decreased $29.2 million, to $150.9 million (72.1% of revenues), for the six months ended June 30, 2017, compared to $180.0 million (87.3% of revenues) for the six months ended June 30, 2016. The decrease is primarily related to a $21.0 million gain on the sale of certain assets and a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we sought to reduce our cost structure.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $29.4 million, or 41.1%, to $42.2 million during the six months ended June 30, 2017, compared to $71.6 million for the six months ended June 30, 2016. The decrease is primarily attributable to the reduction of property, plant and equipment due to the implementation of fresh start accounting in the fourth quarter of 2016.
General and Administrative Expenses
General and administrative expenses decreased $25.8 million, to $61.3 million (29.3% of revenues), for the six months ended June 30, 2017, compared to $87.1 million (42.3% of revenues) for the six months ended June 30, 2016. The decrease is primarily due to the decrease in professional fees related to our 2016 corporate restructuring, lower employee compensation costs due to reduced staffing levels and reduction in wages and decrease in the accruals of legal settlements.
Impairment Expense
During the six months ended June 30, 2017, we recorded a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit, which is being held for sale, to fair market value. We recorded no impairment expense during the six months ended June 30, 2016.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $27.4 million, or 63.7%, to $15.6 million for the six months ended June 30, 2017, compared to $42.9 million for the same period in 2016. The decrease is primarily related to the elimination of the Predecessor Company’s senior secured notes in connection with our emergence from voluntary reorganization.
Other Income, Net
During the six months ended June 30, 2017, we recognized other income, net, of $1.2 million, compared to other income, net, of $0.8 million for the six months ended June 30, 2016. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Interest income	$(352)	$(266)
Foreign exchange (gain) loss	(14)	761
Other, net	(835)	(1,314)
Total	$(1,201)	$(819)
Reorganization Items, Net
Reorganization item expenses were $1.4 million for the three months ended June 30, 2017, and there were no reorganization item expenses for the same period in 2016. Reorganization items consist of professional fees incurred in connection with our emergence from voluntary reorganization.
Income Tax Benefit
We recorded an income tax benefit of $1.1 million on a pre-tax loss of $61.2 million for the six months ended June 30, 2017, compared to an income tax benefit of $0.4 million on a pre-tax loss of $174.8 million for the same period in 2016. Our effective tax rate was 1.9% for the six months ended June 30, 2017, compared to 0.2% for the six months ended June 30, 2016. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.

Segment Operating Results — Six Months Ended June 30, 2017 and 2016
The following table shows operating results for each of our segments for the six months ended June 30, 2017 and 2016 (in thousands):

Successor company as of and for the six months ended June 30, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$122,093	$36,762	$14,506	$31,631	$4,240	$—	$209,232
Operating expenses	124,357	46,926	16,466	18,014	7,892	40,939	254,594
Operating loss	(2,264)	(10,164)	(1,960)	13,617	(3,652)	(40,939)	(45,362)

Predecessor company as of and for the six months ended June 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$110,490	$42,261	$17,148	$29,695	$6,506	$—	$206,100
Operating expenses	130,530	56,088	29,354	42,483	16,467	63,851	338,773
Operating loss	(20,040)	(13,827)	(12,206)	(12,788)	(9,961)	(63,851)	(132,673)
U.S. Rig Services
Revenues for our U.S. Rig Services segment increased $11.6 million, or 10.5%, to $122.1 million for the six months ended June 30, 2017, compared to $110.5 million for the six months ended June 30, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they plan for continuing recovery of commodity prices.
Operating expenses for our U.S. Rig Services segment were $124.4 million for the six months ended June 30, 2017, which represented a decrease of $6.2 million, or 4.7%, compared to $130.5 million for the same period in 2016. These expenses decreased primarily as a result of a decrease in depreciation expense and a decrease in employee compensation costs and equipment expense as we sought to reduce our cost structure.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $5.5 million, or 13.0%, to $36.8 million for the six months ended June 30, 2017, compared to $42.3 million for the six months ended June 30, 2016. The decrease for this segment is primarily due to our exit from unprofitable locations.
Operating expenses for our Fluid Management Services segment were $46.9 million for the six months ended June 30, 2017, which represented a decrease of $9.2 million, or 16.3%, compared to $56.1 million for the same period in 2016. These expenses decreased primarily due to a decrease in equipment expense and employee compensation costs as we sought to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment decreased $2.6 million, or 15.4%, to $14.5 million for the six months ended June 30, 2017, compared to $17.1 million for the six months ended June 30, 2016. The decrease for this segment is primarily due to our exit from unprofitable locations partially offset by an increase in drilling and completion spending from our customers as they plan for continuing recovery of commodity prices.
Operating expenses for our Coiled Tubing Services segment were $16.5 million for the six months ended June 30, 2017, which represented a decrease of $12.9 million, or 43.9%, compared to $29.4 million for the same period in 2016. These expenses decreased primarily due to reduced depreciation expense and a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we sought to reduce our cost structure and as a result of lower activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment increased $1.9 million, or 6.5%, to $31.6 million for the six months ended June 30, 2017, compared to $29.7 million for the six months ended June 30, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they plan for continuing recovery of commodity prices.

Operating expenses for our Fishing and Rental Services segment were $18.0 million for the six months ended June 30, 2017, which represented a decrease of $24.5 million, or 57.6%, compared to $42.5 million for the same period in 2016. These expenses decreased primarily due to a $21.0 million gain on the sale of certain assets, as a result of reduced depreciation expense and a decrease in employee compensation on a per hour basis as we sought to reduce our cost structure.
International
Revenues for our International segment decreased $2.3 million, or 34.8%, to $4.2 million for the six months ended June 30, 2017, compared to $6.5 million for the six months ended June 30, 2016. The decrease was primarily attributable the exit of operations in Mexico.
Operating expenses for our International segment decreased $8.6 million, or 52.1%, to $7.9 million for the six months ended June 30, 2017, compared to $16.5 million for the six months ended June 30, 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, primarily due the exit of operations in Mexico.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $22.9 million, or 35.9%, to $40.9 million (19.6% of consolidated revenues) for the six months ended June 30, 2017 compared to $63.9 million (31.0% of consolidated revenues) for the same period in 2016. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages and the $5.0 million FCPA settlement accrual and $3.0 million decrease in expenses related to the FCPA investigation, which was completed in 2016, and decrease of $7.7 million in professional fees related to the 2016 corporate restructuring.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of June 30, 2017, we had total liquidity of $120.4 million which consists of $94.7 million cash and cash equivalents and $25.7 million borrowing capacity available under our ABL Facility. This compares to total liquidity of $118.2 million which consists of $90.5 million cash and cash equivalents and $27.7 million borrowing capacity available under our ABL Facility as of December 31, 2016. Our working capital was $114.4 million as of June 30, 2017, compared to $120.3 million as of December 31, 2016. Our working capital decreased from the prior year end primarily as a result of a decrease in restricted cash, accounts receivable and other current assets partially offset by a decrease in other current liabilities. As of June 30, 2017, we had no borrowings outstanding and $33.7 million in committed letters of credit outstanding under our ABL Facility.
The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net cash used in operating activities	$(27,188)	$(67,390)
Cash paid for capital expenditures	(7,236)	(5,067)
Proceeds received from sale of fixed assets	24,106	8,506
Repayments of long-term debt	(1,250)	(13,901)
Restricted cash	16,007	(18,605)
Payment of deferred financing costs	(350)	—
Other financing activities, net	(54)	(2,782)
Effect of exchange rates on cash	144	(1,593)
Net increase (decrease) in cash and cash equivalents	$4,179	$(100,832)
Cash used in operating activities was $27.2 million for the six months ended June 30, 2017 compared to cash used in operating activities of $67.4 million for the six months ended June 30, 2016. Cash used in operating activities for the six months ended June 30, 2017 was primarily related to net loss adjusted for noncash items and decrease in accounts payable partially offset by a cash inflow related to a decrease in accounts receivable and other current assets. Cash used in operating activities for the six months ended June 30, 2016 was primarily related to net loss adjusted for noncash items.
Cash used in investing activities was $16.9 million for the six months ended June 30, 2017 compared to cash provided by investing activities of $3.4 million for the six months ended June 30, 2016. Cash inflows during these periods consisted primarily of proceeds from sales of fixed assets. Cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures primarily relate to maintenance of our equipment.

Cash provided by financing activities was $14.4 million for the six months ended June 30, 2017 compared to cash used in financing activities of $35.3 million for the six months ended June 30, 2016. Overall financing cash inflows for the six months ended June 30, 2017 primarily relate to the decrease in restricted cash. Overall financing cash outflows for the six months ended June 30, 2016 primarily relate to the increase in restricted cash and repayment of long-term debt.
Sources of Liquidity and Capital Resources
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months.
At June 30, 2017, our annual debt maturities for our 2021 Term Loan Facility were as follows (in thousands):

Year	Principal Payments
2017	$1,250
2018	2,500
2019	2,500
2020	2,500
2021 and thereafter	240,000
Total principal payments	$248,750
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
The ABL Facility contains certain affirmative and negative covenants, including covenants that restrict the ability of the ABL Loan Parties to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The ABL Facility also contains a requirement that the ABL Borrowers comply, during certain periods with a fixed charge coverage ratio of 1.00 to 1.00.
As of June 30, 2017, we have no borrowings outstanding under the ABL Facility and $33.7 million of letters of credit outstanding with borrowing capacity of $25.7 million available subject to covenant constraints under our ABL Facility.

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
The loans under the Term Loan Facility may be prepaid at the Company’s option, subject to the payment of a prepayment premium in certain circumstances as provided in the Term Loan Facility. If a prepayment is made prior to the first anniversary of the loan, such prepayment must be made with make-whole amount with the calculation of the make-whole amount as specified in the Term Loan Facility. If a prepayment is made after the first anniversary of the loan but prior to the second anniversary, such prepayment must be made at 106% of the principle amount, if a prepayment is made after the second anniversary but prior to the third anniversary, such prepayment must be made at 103% of the principle amount. After the third anniversary, if a prepayment is made, no prepayment premium is due. The Company is required to make principal payments in the amount of $625,000 per quarter, which principal payments commenced with the quarter ended March 31, 2017. In addition, pursuant to the Term Loan Facility, the Company must prepay or offer to prepay, as applicable, term loans with the net cash proceeds of certain debt incurrences and asset sales, excess cash flow, and upon certain change of control transactions, subject in each case to certain exceptions.
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
Debt Compliance
At June 30, 2017, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
Capital Expenditures
During the six months ended June 30, 2017, our capital expenditures totaled $7.2 million, primarily related to the ongoing maintenance of our equipment. Our capital expenditure plan for 2017 contemplates spending between $10 million and $20 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacements to our rig services fleet. Our capital expenditure program for 2017 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows. Our focus for 2017 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2017 to expand our presence in a market. We currently anticipate funding our 2017 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At June 30, 2017 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended June 30, 2017, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
April 1, 2017 to April 30, 2017	—	$—
May 1, 2017 to May 31, 2017	2,624	20.75
June 1, 2017 to June 30, 2017	—	—
Total	2,624	$20.75

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The Exhibit Index, which follows the signature pages to this report and is incorporated by reference herein, sets forth a list of exhibits to this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 10, 2017	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Key Energy Services, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-A filed with the SEC on December 15, 2016, File No. 001-08038).

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