Form 10-Q
period 2017-09-30
KEY ENERGY SERVICES INC
filed 2017-11-09
CIK 318996

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________
Form 10-Q
 _____________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐
As of November 3, 2017, the number of outstanding shares of common stock of the registrant was 20,109,885.

KEY ENERGY SERVICES, INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2017
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

•	our historically high employee turnover rate and our ability to replace or add workers, including executive officers and skilled workers;

•	our ability to incur debt or long-term lease obligations;

•	our ability to implement technological developments and enhancements;

•	severe weather impacts on our business, including from hurricane activity;

•	our ability to successfully identify, make and integrate acquisitions and our ability to finance future growth of our operations or future acquisitions;

•	our ability to achieve the benefits expected from disposition transactions;

•	the loss of one or more of our larger customers;

•	our ability to generate sufficient cash flow to meet debt service obligations;

•	the amount of our debt and the limitations imposed by the covenants in the agreements governing our debt, including our ability to comply with covenants under our debt agreements;

•	an increase in our debt service obligations due to variable rate indebtedness;

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,657	$90,505
Restricted cash	8,700	24,707
Accounts receivable, net of allowance for doubtful accounts of $1,251 and $168, respectively	69,693	71,327
Inventories	19,846	22,269
Other current assets	17,418	25,762
Total current assets	193,314	234,570
Property and equipment	407,536	408,716
Accumulated depreciation	(64,829)	(3,565)
Property and equipment, net	342,707	405,151
Intangible assets, net	477	520
Other non-current assets	14,607	17,740
TOTAL ASSETS	$551,105	$657,981
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,967	$10,357
Current portion of long-term debt	2,500	2,500
Other current liabilities	82,383	103,938
Total current liabilities	96,850	116,795
Long-term debt	243,610	245,477
Workers’ compensation, vehicular and health insurance liabilities	26,545	23,313
Other non-current liabilities	28,488	29,779
Commitments and contingencies
Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 20,109,885 and 20,096,462 shares issued and outstanding	201	201
Additional paid-in capital	263,917	252,421
Accumulated other comprehensive loss	—	239
Retained deficit	(108,506)	(10,244)
Total equity	155,612	242,617
TOTAL LIABILITIES AND EQUITY	$551,105	$657,981
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
REVENUES	$110,653	$102,406	$319,885	$308,506
COSTS AND EXPENSES:
Direct operating expenses	87,115	96,071	237,981	276,088
Depreciation and amortization expense	21,114	33,467	63,325	105,075
General and administrative expenses	37,168	42,456	98,498	129,604
Impairment expense	—	40,000	187	40,000
Operating loss	(34,744)	(109,588)	(80,106)	(242,261)
Interest expense, net of amounts capitalized	8,090	21,120	23,672	64,061
Other (income) loss, net	(4,578)	154	(5,779)	(665)
Reorganization items, net	60	—	1,501	—
Loss before income taxes	(38,316)	(130,862)	(99,500)	(305,657)
Income tax benefit	96	110	1,238	489
NET LOSS	$(38,220)	$(130,752)	$(98,262)	$(305,168)
Loss per share:
Basic and diluted	$(1.90)	$(0.81)	$(4.89)	$(1.90)
Weighted average shares outstanding:
Basic and diluted	20,106	160,846	20,101	160,626
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(in thousands)
(unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
NET LOSS	$(38,220)	$(130,752)	$(98,262)	$(305,168)
Other comprehensive income (loss):
Foreign currency translation income (loss)	(1,257)	(156)	(239)	1,458
COMPREHENSIVE LOSS	$(39,477)	$(130,908)	$(98,501)	$(303,710)
See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,262)	$(305,168)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	63,325	105,075
Impairment expense	187	40,000
Bad debt expense	631	1,674
Accretion of asset retirement obligations	146	431
Loss from equity method investments	560	105
Amortization and write-off of deferred financing costs and premium	358	3,901
Deferred income tax benefit	(27)	(501)
Loss (gain) on disposal of assets, net	(26,987)	5,011
Share-based compensation	11,581	3,652
Excess tax expense from share-based compensation	—	3,164
Changes in working capital:
Accounts receivable	1,084	50,240
Other current assets	10,920	3,589
Accounts payable, accrued interest and accrued expenses	(19,943)	(3,983)
Share-based compensation liability awards	—	(227)
Other assets and liabilities	7,794	(11,772)
Net cash used in operating activities	(48,633)	(104,809)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,610)	(7,420)
Proceeds from sale of assets	31,844	13,376
Net cash provided by investing activities	22,234	5,956
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(1,875)	(24,548)
Restricted cash	16,007	(18,605)
Payment of deferred financing costs	(350)	—
Repurchases of common stock	(85)	(165)
Excess tax expense from share-based compensation	—	(3,164)
Net cash provided by (used in) financing activities	13,697	(46,482)
Effect of changes in exchange rates on cash	(146)	(1,908)
Net decrease in cash and cash equivalents	(12,848)	(147,243)
Cash and cash equivalents, beginning of period	90,505	204,354
Cash and cash equivalents, end of period	$77,657	$57,111

See the accompanying notes which are an integral part of these condensed consolidated financial statements.

Key Energy Services, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
NOTE 1. GENERAL
Key Energy Services, Inc., and its wholly owned subsidiaries (collectively, “Key,” the “Company,” “we,” “us,” “its,” and “our”) provide a full range of well services to major oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. An important component of the Company’s growth strategy is to make acquisitions that will strengthen its core services or presence in selected markets, and the Company also makes strategic divestitures from time to time. The Company expects that the industry in which it operates will experience consolidation, and the Company expects to explore opportunities and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
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
The unaudited condensed consolidated financial statements contained in this report include all normal and recurring material adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position, results of operations and cash flows for the interim periods presented herein. The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year or any other interim period, due to fluctuations in demand for our services, timing of maintenance and other expenditures, and other factors.
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
ASU 2014-09. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The objective of this ASU is to establish the principles to report useful information to users of financial statements about the nature, amount, timing, and uncertainty of revenue from contracts with customers. The core principle is to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 must be adopted using either a full retrospective method or a modified retrospective method. We plan to adopt the standard January 1, 2018 applying the full retrospective method. We have assembled a team to scope the project, identify relevant revenue streams and understand the revenue recognition implications of the new guidance. We are currently evaluating the standard to determine the impact of its adoption on the consolidated financial statements, however, management’s preliminary assessment is that the impact to the financial statements will not be material.

NOTE 3. ASSETS HELD FOR SALE
In April 2015, we announced our decision to exit markets in which we participate outside of North America. Our strategy was to sell or relocate the assets of the businesses operating in these markets. During the fourth quarter of 2015, the assets and related liabilities of our Russian business unit, which were included in our International reporting segment, met the criteria for assets held for sale. The sale of our Russian business unit was completed in the third quarter of 2017.
NOTE 4. EQUITY
A reconciliation of the total carrying amount of our equity accounts for the nine months ended September 30, 2017 is as follows (in thousands):

	COMMON STOCKHOLDERS
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Deficit	Total
	Number of Shares	Amount at Par
Balance at December 31, 2016 (Successor)	20,096	$201	$252,421	$239	$(10,244)	$242,617
Foreign currency translation	—	—	—	(239)	—	(239)
Common stock purchases	—	—	(85)	—	—	(85)
Share-based compensation	13	—	11,581	—	—	11,581
Net loss	—	—	—	—	(98,262)	(98,262)
Balance at September 30, 2017 (Successor)	20,109	$201	$263,917	$—	$(108,506)	$155,612
NOTE 5. OTHER BALANCE SHEET INFORMATION
The table below presents comparative detailed information about other current assets at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Other current assets:
Prepaid current assets	$5,069	$10,291
Reinsurance receivable	9,451	7,922
Current assets held for sale	—	3,667
Other	2,898	3,882
Total	$17,418	$25,762
The table below presents comparative detailed information about other non-current assets at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Other non-current assets:
Reinsurance receivable	$8,110	$8,393
Deposits	1,331	8,292
Equity method investments	—	560
Non-current assets held for sale	—	360
Other	5,166	135
Total	$14,607	$17,740

The table below presents comparative detailed information about other current liabilities at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Other current liabilities:
Accrued payroll, taxes and employee benefits	$16,219	$23,224
Accrued operating expenditures	10,313	16,669
Income, sales, use and other taxes	11,105	10,748
Self-insurance reserve	26,994	35,484
Accrued interest	6,586	1,419
Accrued insurance premiums	127	2,347
Unsettled legal claims	10,686	5,398
Accrued severance	250	2,219
Current liabilities held for sale	—	371
Other	103	6,059
Total	$82,383	$103,938
The table below presents comparative detailed information about other non-current liabilities at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Other non-current liabilities:
Asset retirement obligations	$8,891	$9,035
Environmental liabilities	2,075	3,446
Accrued sales, use and other taxes	17,321	16,735
Deferred tax liabilities	—	35
Other	201	528
Total	$28,488	$29,779
NOTE 6. INTANGIBLE ASSETS
The components of our other intangible assets as of September 30, 2017 and December 31, 2016 are as follows (in thousands):

	September 30, 2017	December 31, 2016
Trademark:
Gross carrying value	520	520
Accumulated amortization	(43)	—
Net carrying value	477	520
The weighted average remaining amortization periods and expected amortization expense for the next five years for our definite lived intangible assets are as follows:

	Weighted average remaining amortization period (years)	Expected amortization expense (in thousands)
		Remainder of 2017	2018	2019	2020	2021	2022
Trademarks	8.3	15	58	58	58	58	58
Amortization expense for our intangible assets was less than $0.1 million and $0.4 million for the three months ended September 30, 2017 and 2016, respectively, and less than $0.1 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 7. DEBT
As of September 30, 2017 and December 31, 2016, the components of our debt were as follows (in thousands):

	September 30, 2017	December 31, 2016
Term Loan Facility due 2021	$248,125	$250,000
Unamortized debt issuance costs	(2,015)	(2,023)
Total	246,110	247,977
Less current portion	(2,500)	(2,500)
Long-term debt	$243,610	$245,477
ABL Facility
On December 15, 2016, the Company and Key Energy Services, LLC, as borrowers (the “ABL Borrowers”), entered into the ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-collateral agents for the lenders. The ABL Facility provides for aggregate initial commitments from the ABL Lenders of $80 million, which, on February 3, 2017 was increased to $100 million, and matures on June 15, 2021.
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
As of September 30, 2017, we have no borrowings outstanding and $33.7 million of letters of credit outstanding with borrowing capacity of $26.5 million available subject to covenant constraints under our ABL Facility.
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
The weighted average interest rates on the outstanding borrowings under the Term Loan Facility for the three and nine month periods ended September 30, 2017 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
Term Loan Facility	11.53%	11.40%
NOTE 8. OTHER (INCOME) LOSS
The table below presents comparative detailed information about our other income and expense, shown on the condensed consolidated statements of operations as “other (income) loss, net” for the periods indicated (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest income	$(182)	$(104)	$(534)	$(371)
Foreign exchange (gain) loss	(15)	351	(29)	1,112
Other, net	(4,381)	(93)	(5,216)	(1,406)
Total	$(4,578)	$154	$(5,779)	$(665)

NOTE 9. INCOME TAXES
We are subject to U.S. federal income tax as well as income taxes in multiple state and foreign jurisdictions. Our effective tax rates for the three months ended September 30, 2017 and 2016 were 0.3% and 0.1%, respectively, and 1.2% and 0.2% for the nine months ended September 30, 2017 and 2016, respectively. The variance between our effective rate and the U.S. statutory rate is due to the mix of pre-tax profit between the U.S. and international taxing jurisdictions with varying statutory rates, the impact of permanent differences, and other tax adjustments, such as valuation allowances against deferred tax assets, and tax expense or benefit recognized for uncertain tax positions.
We continued recording income taxes using a year-to-date effective tax rate method for the three- and nine-month periods ended September 30, 2017. The use of this method was based on our expectations at September 30, 2017 that a small change in our estimated ordinary income could result in a large change in the estimated annual effective tax rate. We will re-evaluate our use of this method each quarter until such time as a return to the annualized effective tax rate method is deemed appropriate.
The Company assesses the realizability of its deferred tax assets each period by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. Due to the history of losses in recent years and the continued challenges affecting the oil and gas industry, management continues to believe it is more likely than not that we will not be able to realize our net deferred tax assets.  No release of our deferred tax asset valuation allowance was made during the three or nine months ended September 30, 2017.
As of September 30, 2017, we had $0.3 million of unrecognized tax benefits, net of federal tax benefit, which, if recognized, would impact our effective tax rate. We record interest and penalties related to unrecognized tax benefits as income tax expense. We have accrued a liability of less than $0.1 million for the payment of interest and penalties as of September 30, 2017. We believe that it is reasonably possible that $0.2 million of our currently remaining unrecognized tax positions may be recognized in the next twelve months as a result of a lapse of statute of limitations and settlement of ongoing audits.
NOTE 10. COMMITMENTS AND CONTINGENCIES
Litigation
Various suits and claims arising in the ordinary course of business are pending against us. We conduct business throughout the continental United States and may be subject to jury verdicts or arbitrations that result in outcomes in favor of the plaintiffs. We are also exposed to various claims abroad. We continually assess our contingent liabilities, including potential litigation liabilities, as well as the adequacy of our accruals and our need for the disclosure of these items, if any. We establish a provision for a contingent liability when it is probable that a liability has been incurred and the amount is reasonably estimable. We have $10.7 million of other liabilities related to litigation that is deemed probable and reasonably estimable as of September 30, 2017. We do not believe that the disposition of any of these matters will result in an additional loss materially in excess of amounts that have been recorded.
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

Self-Insurance Reserves
We maintain reserves for workers’ compensation and vehicle liability on our balance sheet based on our judgment and estimates using an actuarial method based on claims incurred. We estimate general liability claims on a case-by-case basis. We maintain insurance policies for workers’ compensation, vehicle liability and general liability claims. These insurance policies carry self-insured retention limits or deductibles on a per occurrence basis. The retention limits or deductibles are accounted for in our accrual process for all workers’ compensation, vehicular liability and general liability claims. As of September 30, 2017 and December 31, 2016, we have recorded $53.5 million and $58.7 million, respectively, of self-insurance reserves related to workers’ compensation, vehicular liabilities and general liability claims. Partially offsetting these liabilities, we had $17.6 million and $16.3 million of insurance receivables as of September 30, 2017 and December 31, 2016, respectively. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued for existing claims.
Environmental Remediation Liabilities
For environmental reserve matters, including remediation efforts for current locations and those relating to previously disposed properties, we record liabilities when our remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated. As of September 30, 2017 and December 31, 2016, we have recorded $2.1 million and $3.4 million, respectively, for our environmental remediation liabilities. We believe that the liabilities we have recorded are appropriate based on the known facts and circumstances and do not expect further losses materially in excess of the amounts already accrued.
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
The components of our loss per share are as follows (in thousands, except per share amounts):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Basic and Diluted EPS Calculation:
Numerator
Net loss	$(38,220)	$(130,752)	$(98,262)	$(305,168)
Denominator
Weighted average shares outstanding	20,106	160,846	20,101	160,626
Basic and diluted loss per share	$(1.90)	$(0.81)	$(4.89)	$(1.90)
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
The company has issued potentially dilutive instruments such as RSUs, stock options, SARs and warrants. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following table shows potentially dilutive instruments (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
RSUs	641	60	641	60
Stock options	645	301	645	812
SARs	—	240	—	240
Warrants	1,838	—	1,838	—
Total	3,124	601	3,124	1,112

No events occurred after September 30, 2017 that would materially affect the number of weighted average shares outstanding.
NOTE 12. SHARE-BASED COMPENSATION
We recognized employee share-based compensation expense of $2.5 million and $0.5 million during the three months ended September 30, 2017 and 2016, respectively. We recognized employee share-based compensation expense of $10.9 million and $3.4 million during the nine months ended September 30, 2017 and 2016, respectively. Our employee share-based awards vest in equal installments over a four-year period. Additionally, we recognized share-based compensation expense related to our outside directors of $0.1 million and zero during the three months ended September 30, 2017 and 2016, respectively. We recognized share-based compensation expense related to our outside directors of $0.6 million and zero during the nine months ended September 30, 2017 and 2016, respectively. The unrecognized compensation cost related to our unvested share-based awards as of September 30, 2017 is estimated to be $12.3 million and is expected to be recognized over a weighted-average period of 1.7 years.
We recognized compensation expense related to our stock options of $0.8 million and zero during the three months ended September 30, 2017 and 2016, respectively. We recognized compensation expense related to our stock options of $2.7 million and zero during the nine months ended September 30, 2017 and 2016, respectively. Our employee stock options vest in equal installments over a four-year period. The unrecognized compensation cost related to our unvested stock options as of September 30, 2017 is estimated to be $4.2 million and is expected to be recognized over a weighted-average period of 1.7 years.
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
NOTE 15. SEGMENT INFORMATION
Our reportable business segments are U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with overhead and other costs in support of our reportable segments. Our U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services operate geographically within the United States. The International reportable segment includes our former operations in Canada, Mexico and Russia. During the third quarter of 2017, second quarter of 2017 and the fourth quarter of 2016, we completed the sale of our businesses in Russia, Canada and Mexico, respectively. We evaluate the performance of our segments based on gross margin measures. All inter-segment sales pricing is based on current market conditions.
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
International
In April 2015, we announced our decision to exit markets in which we participate outside of North America. During the third quarter of 2017, second quarter of 2017 and the fourth quarter of 2016, we completed the sale of our businesses in Russia, Canada and Mexico, respectively. We provided rig-based services such as the maintenance, workover, recompletion of existing oil wells, completion of newly-drilled wells and plugging and abandonment of wells at the end of their useful lives in each of our international markets. In addition, in Mexico we provided drilling, coiled tubing, wireline and project management and consulting services. Our Canadian business was focused on the development of hardware and software related to oilfield service equipment controls, data acquisition and digital information flow.
Functional Support
Our Functional Support segment includes unallocated overhead costs associated with administrative support for our U.S. and International reporting segments.

Financial Summary
The following tables set forth our unaudited segment information as of and for the three and nine months ended September 30, 2017 and 2016 (in thousands):

Successor company as of and for the three months ended September 30, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$61,933	$20,713	$12,499	$14,177	$1,331	$—	$—	$110,653
Intersegment revenues	135	249	27	846	—	—	(1,257)	—
Depreciation and amortization	8,009	5,350	1,259	5,855	234	407	—	21,114
Other operating expenses	54,426	22,625	9,386	10,688	2,225	24,933	—	124,283
Operating income (loss)	(502)	(7,262)	1,854	(2,366)	(1,128)	(25,340)	—	(34,744)
Reorganization items, net	—	—	—	—	—	60	—	60
Interest expense, net of amounts capitalized	—	—	—	—	—	8,090	—	8,090
Income (loss) before income taxes	(495)	(7,249)	1,854	(2,355)	3,212	(33,283)	—	(38,316)
Long-lived assets(1)	166,993	78,718	19,856	68,200	7	56,462	(32,445)	357,791
Total assets	287,305	41	38,450	363,879	10,117	(77,212)	(71,475)	551,105
Capital expenditures	1,288	735	37	124	119	71	—	2,374

Predecessor company as of and for the three months ended September 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$59,137	$18,969	$7,146	$14,078	$3,076	$—	$—	$102,406
Intersegment revenues	293	203	—	1,194	34	—	(1,724)	—
Depreciation and amortization	14,602	5,867	2,683	6,623	1,719	1,973	—	33,467
Impairment expense	—	—	—	—	40,000	—	—	40,000
Other operating expenses	53,539	26,327	8,835	14,406	5,746	29,674	—	138,527
Operating loss	(9,004)	(13,225)	(4,372)	(6,951)	(44,389)	(31,647)	—	(109,588)
Interest expense, net of amounts capitalized	—	—	—	—	—	21,120	—	21,120
Loss before income taxes	(8,986)	(13,216)	(4,372)	(6,938)	(44,711)	(52,639)	—	(130,862)
Long-lived assets(1)	450,384	111,697	45,705	106,055	10,334	160,835	(115,326)	769,684
Total assets	1,304,552	241,422	114,259	467,392	33,145	(840,066)	(325,083)	995,621
Capital expenditures	521	865	—	954	—	13	—	2,353

Successor company as of and for the nine months ended September 30, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$184,026	$57,475	$27,005	$45,808	$5,571	$—	$—	$319,885
Intersegment revenues	235	887	49	2,472	—	—	(3,643)	—
Depreciation and amortization	23,228	16,627	3,956	17,655	791	1,068	—	63,325
Impairment expense	—	—	—	—	187	—	—	187
Other operating expenses	163,564	58,274	23,155	16,902	9,373	65,211	—	336,479
Operating income (loss)	(2,766)	(17,426)	(106)	11,251	(4,780)	(66,279)	—	(80,106)
Reorganization items, net	—	—	—	—	—	1,501	—	1,501
Interest expense, net of amounts capitalized	—	—	—	—	—	23,672	—	23,672
Income (loss) before income taxes	(2,605)	(17,485)	(94)	11,485	(74)	(90,727)	—	(99,500)
Long-lived assets(1)	166,993	78,718	19,856	68,200	7	56,462	(32,445)	357,791
Total assets	287,305	41	38,450	363,879	10,117	(77,212)	(71,475)	551,105
Capital expenditures	5,956	1,828	216	654	475	481	—	9,610

Predecessor company as of and for the nine months ended September 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support(2)	Reconciling Eliminations	Total
Revenues from external customers	$169,627	$61,230	$24,294	$43,773	$9,582	$—	$—	$308,506
Intersegment revenues	737	733	43	3,448	284	—	(5,245)	—
Depreciation and amortization	44,278	17,725	8,574	21,385	6,067	7,046	—	105,075
Impairment expense	—	—	—	—	40,000	—	—	40,000
Other operating expenses	154,393	70,557	32,298	42,127	17,865	88,452	—	405,692
Operating loss	(29,044)	(27,052)	(16,578)	(19,739)	(54,350)	(95,498)	—	(242,261)
Interest expense, net of amounts capitalized	—	—	—	—	—	64,061	—	64,061
Loss before income taxes	(29,011)	(27,003)	(16,455)	(19,719)	(54,986)	(158,483)	—	(305,657)
Long-lived assets(1)	450,384	111,697	45,705	106,055	10,334	160,835	(115,326)	769,684
Total assets	1,304,552	241,422	114,259	467,392	33,145	(840,066)	(325,083)	995,621
Capital expenditures	1,025	2,885	101	2,470	711	228	—	7,420

(1)	Long-lived assets include fixed assets, intangibles and other non-current assets.

(2)	Functional Support is geographically located in the United States.

NOTE 16. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
The senior notes of the Predecessor Company were registered securities. As a result of these registered securities, we are required to present the following condensed consolidating financial information pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Our ABL Facility and Term Loan Facility of the Successor Company are not registered securities, so the presentation of condensed consolidating financial information is not required for the Successor period. The following is our condensed consolidated statement of operations and statement of cash flows for the Predecessor periods (in thousands):

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Predecessor
	Three Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$99,332	$3,110	$(36)	$102,406
Direct operating expense	—	92,643	3,456	(28)	96,071
Depreciation and amortization expense	—	32,347	1,120	—	33,467
General and administrative expense	417	39,738	2,301	—	42,456
Impairment expense	—	19,597	20,403	—	40,000
Operating loss	(417)	(84,993)	(24,170)	(8)	(109,588)
Interest expense, net of amounts capitalized	21,120	—	—	—	21,120
Other (income) loss, net	(636)	375	325	90	154
Loss before income taxes	(20,901)	(85,368)	(24,495)	(98)	(130,862)
Income tax benefit	—	—	110	—	110
Net loss	$(20,901)	$(85,368)	$(24,385)	$(98)	$(130,752)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF OPERATIONS
	Predecessor
	Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$298,926	$9,866	$(286)	$308,506
Direct operating expense	—	265,869	10,481	(262)	276,088
Depreciation and amortization expense	—	101,557	3,518	—	105,075
General and administrative expense	815	121,427	7,362	—	129,604
Impairment expense	—	19,597	20,403	—	40,000
Operating loss	(815)	(209,524)	(31,898)	(24)	(242,261)
Interest expense, net of amounts capitalized	64,061	—	—	—	64,061
Other (income) loss, net	(1,926)	281	657	323	(665)
Loss before income taxes	(62,950)	(209,805)	(32,555)	(347)	(305,657)
Income tax (expense) benefit	(12)	—	501	—	489
Net loss	$(62,962)	$(209,805)	$(32,054)	$(347)	$(305,168)

CONDENSED CONSOLIDATING UNAUDITED STATEMENTS OF CASH FLOWS
	Predecessor
	Nine Months Ended September 30, 2016
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$—	$(108,229)	$3,420	$—	$(104,809)
Cash flows from investing activities:
Capital expenditures	—	(7,073)	(347)	—	(7,420)
Intercompany notes and accounts	—	92,033	—	(92,033)	—
Other investing activities, net	—	13,376	—	—	13,376
Net cash provided by (used in) investing activities	—	98,336	(347)	(92,033)	5,956
Cash flows from financing activities:
Repayments of long-term debt	(24,548)	—	—	—	(24,548)
Restricted stock	(18,605)	—	—	—	(18,605)
Repurchases of common stock	(165)	—	—	—	(165)
Intercompany notes and accounts	(92,033)	—	—	92,033	—
Other financing activities, net	(3,164)	—	—	—	(3,164)
Net cash used in financing activities	(138,515)	—	—	92,033	(46,482)
Effect of changes in exchange rates on cash	—	—	(1,908)	—	(1,908)
Net increase (decrease) in cash and cash equivalents	(138,515)	(9,893)	1,165	—	(147,243)
Cash and cash equivalents at beginning of period	191,065	10,024	3,265	—	204,354
Cash and cash equivalents at end of period	$52,550	$131	$4,430	$—	$57,111

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
Key Energy Services, Inc., and its wholly owned subsidiaries provide a full range of well services to major oil companies and independent oil and natural gas production companies. Our services include rig-based and coiled tubing-based well maintenance and workover services, well completion and recompletion services, fluid management services, fishing and rental services, and other ancillary oilfield services. Additionally, certain of our rigs are capable of specialty drilling applications. We operate in most major oil and natural gas producing regions of the continental United States. We formerly had operations in Russia, which were sold in the third quarter of 2017. An important component of the Company’s growth strategy is to make acquisitions that will strengthen its core services or presence in selected markets, and the Company also makes strategic divestitures from time to time. The Company expects that the industry in which it operates will experience consolidation, and the Company expects to explore opportunities and engage in discussions regarding these opportunities, which could include mergers, consolidations or acquisitions or further dispositions or other transactions, although there can be no assurance that any such activities will be consummated.
The following discussion and analysis should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes as of and for the nine months ended September 30, 2017 and 2016, included elsewhere herein, and the audited consolidated financial statements and notes thereto included in our 2016 Form 10-K and Part 1A. Risk Factors of our 2016 Form 10-K.
We provide information regarding five business segments: U.S. Rig Services, Fluid Management Services, Coiled Tubing Services, Fishing and Rental Services and International. We also have a “Functional Support” segment associated with managing our U.S. and International business segments. See “Note 15. Segment Information” in “Item 1. Financial Statements” of Part I of this report for a summary of our business segments.
PERFORMANCE MEASURES
The Baker Hughes U.S. rig count data, which is publicly available on a weekly basis, is often used as an indicator of overall Exploration and Production (“E&P”) company spending and broader oilfield activity. In assessing overall activity in the U.S. onshore oilfield service industry in which we operate, we believe that the Baker Hughes U.S. land drilling rig count is the best available barometer of E&P companies’ capital spending and resulting activity levels. Historically, our activity levels have been highly correlated with U.S. onshore capital spending by our E&P company customers as a group.

	WTI Cushing Oil(1)	NYMEX Henry Hub Natural Gas(1)	Average Baker Hughes U.S. Land Drilling Rigs(2)
2017:
First Quarter	$51.60	$3.02	729
Second Quarter	$48.07	$3.07	878
Third Quarter	$48.18	$2.95	927

2016:
First Quarter	$33.35	$1.99	524
Second Quarter	$45.46	$2.15	398
Third Quarter	$44.85	$2.88	461
Fourth Quarter	$49.14	$3.04	567

(1)	Represents the average of the monthly average prices for each of the periods presented. Source: EIA and Bloomberg

(2)	Source: www.bakerhughes.com
Internally, we measure activity levels for our well servicing operations primarily through our rig and trucking hours. Generally, as capital spending by E&P companies increases, demand for our services also rises, resulting in increased rig and trucking services and more hours worked. Conversely, when activity levels decline due to lower spending by E&P companies, we generally provide fewer rig and trucking services, which results in fewer hours worked.

In the U.S., our rig activity occurs primarily on weekdays during daylight hours. Accordingly, we track U.S. rig activity on a “per U.S. working day” basis. Key’s U.S. working days per quarter, which exclude national holidays, are indicated in the table below. Our domestic trucking activity tends to occur on a 24/7 basis, as did our international rig activity prior to the sale of our international operations. Accordingly, we track our international rig activity and our domestic trucking activity on a “per calendar day” basis. The following table presents our quarterly rig and trucking hours from 2016 through the third quarter of 2017:

	Rig Hours			Trucking Hours	Key’s U.S. Working Days(1)
2017:	U.S.	International	Total
First Quarter	165,968	2,462	168,430	179,215	64
Second Quarter	163,966	1,701	165,667	185,398	63
Third Quarter	161,725	2,937	164,662	197,319	63
Total 2017	491,659	7,100	498,759	561,932	190

2016:
First Quarter	153,417	5,715	159,132	217,429	63
Second Quarter	144,587	6,913	151,500	199,527	64
Third Quarter	163,206	6,170	169,376	198,362	64
Fourth Quarter	169,087	4,341	173,428	192,049	61
Total 2016	630,297	23,139	653,436	807,367	252

(1)	Key’s U.S. working days are the number of weekdays during the quarter minus national holidays.
MARKET AND BUSINESS CONDITIONS AND OUTLOOK
Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas. Industry conditions are influenced by numerous factors, such as oil and natural gas prices, the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, and political instability in oil producing countries and available supply of and demand for the services we provide. Oil and natural gas prices began a rapid and substantial decline in the fourth quarter of 2014. Depressed commodity price conditions persisted and worsened during 2015 and into 2016. As a result, the Baker Hughes U.S. rig count and the AESC well service rig count, along with demand for our products and services declined substantially, and the prices we are able to charge our customers for our products and services also declined substantially. While we sought to anticipate activity declines and reshaped our organizational and cost structure to mitigate the negative impact of these declines, we have continued to experience negative operating results and cash flows from operations. In 2017, oil prices recovered off the lows of 2016 and spurred an increase in the Baker Hughes U.S. rig count and related well completion activity, however, the same magnitude of activity increase did not occur in our principal Rig Services business, as measured by the AESC well service rig count, as oil and gas producer’s production maintenance spending has not recovered to the same extent as new well drilling and completion spending.
While we saw continued improvement in demand and pricing for our services, particularly those driven by the completion of oil and natural gas wells, through the first nine months of 2017, continued uncertainty around the stability of oil prices dampened the pace of improvement in well services activity particularly as it relates to our customers spending for the maintenance of existing oil and gas wells. We believe that a stabilization of oil prices at a price attractive to our customers will be necessary for the demand and associated pricing of our services related to conventional well maintenance work to improve significantly. Additionally, we believe that continued aging of horizontal wells and customers choosing to increase production through return accretive regular well maintenance in these horizontal wells will strengthen demand for and increase the price of our services over the next several years. With increased demand for oilfield services broadly, however, the demand for qualified employees will also increase, which may impact our ability to meet the needs of our customers or offset price increases realized due to inflation in labor costs.
RESULTS OF OPERATIONS
The following tables set forth consolidated results of operations and financial information by operating segment and other selected information of the Successor Company and the Predecessor Company for the periods ending September 30, 2017 and 2016, respectively. Upon emergence on the Effective Date, the Company adopted fresh start accounting which resulted in the creation of a new entity for financial reporting purposes. As a result of the application of fresh start accounting, as well as the effects of the implementation of the Plan, the Consolidated Financial Statements on or after December 16, 2016 are not comparable with the Consolidated Financial Statements prior to that date. While the comparison of these periods is not presented according to GAAP and no comparable GAAP measures are presented, management believes that providing this financial information is the most relevant and useful method for making comparisons between the periods.
The following table shows our consolidated results of operations for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
REVENUES	$110,653	$102,406	$319,885	$308,506
COSTS AND EXPENSES:
Direct operating expenses	87,115	96,071	237,981	276,088
Depreciation and amortization expense	21,114	33,467	63,325	105,075
General and administrative expenses	37,168	42,456	98,498	129,604
Impairment expense	—	40,000	187	40,000
Operating loss	(34,744)	(109,588)	(80,106)	(242,261)
Interest expense, net of amounts capitalized	8,090	21,120	23,672	64,061
Other (income) loss, net	(4,578)	154	(5,779)	(665)
Reorganization items, net	60	—	1,501	—
Loss before income taxes	(38,316)	(130,862)	(99,500)	(305,657)
Income tax benefit	96	110	1,238	489
NET LOSS	$(38,220)	$(130,752)	$(98,262)	$(305,168)
Consolidated Results of Operations — Three Months Ended September 30, 2017 and 2016
Revenues
Our revenues for the three months ended September 30, 2017 increased $8.2 million, or 8.1%, to $110.7 million from $102.4 million for the three months ended September 30, 2016, due to an increase in spending from our customers as they react to improving commodity prices, particularly in our Coiled Tubing segment. Internationally, we had lower revenue primarily due to a decrease in customer activity in Russia and due to the sale during the third quarter of 2017 of these operations. See “Segment Operating Results — Three Months Ended September 30, 2017 and 2016” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $9.0 million, to $87.1 million (78.7% of revenues), for the three months ended September 30, 2017, compared to $96.1 million (93.8% of revenues) for the three months ended September 30, 2016. The decrease is primarily related to a decrease in insurance costs and repair and maintenance expense as we took steps to reduce our cost structure.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $12.4 million, or 36.9%, to $21.1 million during the three months ended September 30, 2017, compared to $33.5 million for the three months ended September 30, 2016. The decrease is primarily attributable to the reduction of property, plant and equipment due to the implementation of fresh start accounting in the fourth quarter of 2016.
General and Administrative Expenses
General and administrative expenses decreased $5.3 million, to $37.2 million (33.6% of revenues), for the three months ended September 30, 2017, compared to $42.5 million (41.5% of revenues) for the three months ended September 30, 2016. The decrease is primarily due to a $13.1 million decrease in professional fees related to our 2016 corporate restructuring partially offset by a $11.6 million increase in legal settlement accruals.

Impairment Expense
There were no impairments recorded in the three months ended September 30, 2017. During the three months ended September 30, 2016, we recorded a $40.0 million impairment to reduce the carrying value of the assets and related liabilities of our Mexican business unit, which was at the time being held for sale, to fair market value.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $13.0 million, or 61.7%, to $8.1 million for the three months ended September 30, 2017, compared to $21.1 million for the same period in 2016. The decrease is primarily related to the elimination of the Predecessor Company’s senior secured notes in connection with our emergence from voluntary reorganization.
Other (Income) Loss, Net
During the quarter ended September 30, 2017, we recognized other income, net, of $4.6 million, compared to other loss, net, of $0.2 million for the quarter ended September 30, 2016. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign businesses and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other (income) loss, net for the periods indicated:

	Successor	Predecessor
	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016
Interest income	$(182)	$(104)
Foreign exchange (gain) loss	(15)	351
Other, net	(4,381)	(93)
Total	$(4,578)	$154
Reorganization Items, Net
Reorganization item expenses were $0.1 million for the three months ended September 30, 2017, and there were no reorganization item expenses for the same period in 2016. Reorganization items consist of professional fees incurred in connection with our emergence from voluntary reorganization.
Income Tax Benefit
We recorded an income tax benefit of $0.1 million on a pre-tax loss of $38.3 million in the three months ended September 30, 2017, compared to an income tax benefit of $0.1 million on a pre-tax loss of $130.9 million in the three months ended September 30, 2016. Our effective tax rate was 0.3% for the three months ended September 30, 2017, compared to 0.1% for the three months ended September 30, 2016. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.

Segment Operating Results — Three Months Ended September 30, 2017 and 2016
The following table shows operating results for each of our segments for the three months ended September 30, 2017 and 2016 (in thousands):

Successor company as of and for the three months ended September 30, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$61,933	$20,713	$12,499	$14,177	$1,331	$—	$110,653
Operating expenses	62,435	27,975	10,645	16,543	2,459	25,340	145,397
Operating loss	(502)	(7,262)	1,854	(2,366)	(1,128)	(25,340)	(34,744)

Predecessor company as of and for the three months ended September 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$59,137	$18,969	$7,146	$14,078	$3,076	$—	$102,406
Operating expenses	68,141	32,194	11,518	21,029	47,465	31,647	211,994
Operating loss	(9,004)	(13,225)	(4,372)	(6,951)	(44,389)	(31,647)	(109,588)
U.S. Rig Services
Revenues for our U.S. Rig Services segment increased $2.8 million, or 4.7%, to $61.9 million for the three months ended September 30, 2017, compared to $59.1 million for the three months ended September 30, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they react to improving commodity prices.
Operating expenses for our U.S. Rig Services segment were $62.4 million during the three months ended September 30, 2017, which represented a decrease of $5.7 million, or 8.4%, compared to $68.1 million for the same period in 2016. These expenses decreased primarily as a result of reduced depreciation expense and a decrease in employee compensation on a per hour basis as we took steps to reduce our cost structure.
Fluid Management Services
Revenues for our Fluid Management Services segment increased $1.7 million, or 9.2%, to $20.7 million for the three months ended September 30, 2017, compared to $19.0 million for the three months ended September 30, 2016. The increase for this segment is primarily due to an increase in spending from our customers as they react to improving commodity prices.
Operating expenses for our Fluid Management Services segment were $28.0 million during the three months ended September 30, 2017, which represented a decrease of $4.2 million, or 13.1%, compared to $32.2 million for the same period in 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense as we took steps to reduce our cost structure.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment increased $5.4 million, or 74.9%, to $12.5 million for the three months ended September 30, 2017, compared to $7.1 million for the three months ended September 30, 2016. The increase for this segment is primarily due to an increase in drilling and completion spending from our customers as they react to improving commodity prices.
Operating expenses for our Coiled Tubing Services segment were $10.6 million during the three months ended September 30, 2017, which represented a decrease of $0.9 million, or 7.6%, compared to $11.5 million for the same period in 2016. These expenses decreased primarily as a result of reduced depreciation expense and a decrease in employee compensation costs and equipment expense as we took steps to reduce our cost structure.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment increased $0.1 million, or 0.7%, to $14.2 million for the three months ended September 30, 2017, compared to $14.1 million for the three months ended September 30, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they react to improving commodity prices.

Operating expenses for our Fishing and Rental Services segment were $16.5 million during the three months ended September 30, 2017, which represented a decrease of $4.5 million, or 21.3%, compared to $21.0 million for the same period in 2016. These expenses decreased primarily as a result of reduced depreciation expense and a decrease in and a decrease in employee compensation on a per hour basis as we took steps to reduce our cost structure.
International
Revenues for our International segment decreased $1.7 million, or 56.7%, to $1.3 million for the three months ended September 30, 2017, compared to $3.1 million for the three months ended September 30, 2016. The decrease was primarily attributable to lower customer activity in Russia and due to the sale during the third quarter of 2017 of these operations and our exit from operations in Mexico which was sold in 2016.
Operating expenses for our International segment decreased $45.0 million, or 94.8%, to $2.5 million for the three months ended September 30, 2017, compared to $47.5 million for the three months ended September 30, 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense primarily related to the exit from operations in Mexico and Russia and a $40.0 million impairment to reduce the carrying value of the assets and related liabilities of our Mexican business unit, which was sold in 2016, to fair market value.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $6.3 million, or 19.9%, to $25.3 million (22.9% of consolidated revenues) for the three months ended September 30, 2017 compared to $31.6 million (30.9% of consolidated revenues) for the same period in 2016. The decrease is primarily due to decrease of $13.1 million in professional fees related to the 2016 corporate restructuring.
Consolidated Results of Operations — Nine Months Ended September 30, 2017 and 2016
Revenues
Our revenues for the nine months ended September 30, 2017 increased $11.4 million, or 3.7%, to $319.9 million from $308.5 million for the nine months ended September 30, 2016, due to an increase in spending from our customers as they react to improving commodity prices. Internationally, we had lower revenue as a result of the sale our operations in Mexico, a decrease in activity in Russia and the sale during the third quarter of 2017 of our Russian operations. See “Segment Operating Results — Nine Months Ended September 30, 2017 and 2016” below for a more detailed discussion of the change in our revenues.
Direct Operating Expenses
Our direct operating expenses decreased $38.1 million, to $238.0 million (74.4% of revenues), for the nine months ended September 30, 2017, compared to $276.1 million (89.5% of revenues) for the nine months ended September 30, 2016. The decrease is primarily related to a $21.0 million gain on the sale of certain assets and a decrease in employee compensation costs, fuel expense and repair and maintenance expense as we took steps to reduce our cost structure.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased $41.8 million, or 39.7%, to $63.3 million during the nine months ended September 30, 2017, compared to $105.1 million for the nine months ended September 30, 2016. The decrease is primarily attributable to the reduction of property, plant and equipment due to the implementation of fresh start accounting in the fourth quarter of 2016.
General and Administrative Expenses
General and administrative expenses decreased $31.1 million, to $98.5 million (30.8% of revenues), for the nine months ended September 30, 2017, compared to $129.6 million (42.0% of revenues) for the nine months ended September 30, 2016. The decrease is primarily due to a $20.9 million decrease in professional fees related to our 2016 corporate restructuring and lower employee compensation costs due to reduced staffing levels and a reduction in wages partially offset by a $11.6 million increase in legal settlement accruals.

Impairment Expense
During the nine months ended September 30, 2017, we recorded a $0.2 million impairment to reduce the carrying value of the assets and related liabilities of our Russian business unit, which was sold in the third quarter of 2017, to fair market value. During the nine months ended September 30, 2016, we recorded a $40.0 million impairment to reduce the carrying value of the assets and related liabilities of our Mexican business unit, which was sold in 2016, to fair market value.
Interest Expense, Net of Amounts Capitalized
Interest expense decreased $40.4 million, or 63.0%, to $23.7 million for the nine months ended September 30, 2017, compared to $64.1 million for the same period in 2016. The decrease is primarily related to the elimination of the Predecessor Company’s senior secured notes in connection with our emergence from voluntary reorganization.
Other Income, Net
During the nine months ended September 30, 2017, we recognized other income, net, of $5.8 million, compared to other income, net, of $0.7 million for the nine months ended September 30, 2016. Our foreign exchange loss relates to U.S. dollar-denominated transactions in our foreign locations and fluctuations in exchange rates between local currencies and the U.S. dollar.
The following table summarizes the components of other income, net for the periods indicated (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Interest income	$(534)	$(371)
Foreign exchange (gain) loss	(29)	1,112
Other, net	(5,216)	(1,406)
Total	$(5,779)	$(665)
Reorganization Items, Net
Reorganization item expenses were $1.5 million for the nine months ended September 30, 2017, and there were no reorganization item expenses for the same period in 2016. Reorganization items consist of professional fees incurred in connection with our emergence from voluntary reorganization.
Income Tax Benefit
We recorded an income tax benefit of $1.2 million on a pre-tax loss of $99.5 million for the nine months ended September 30, 2017, compared to an income tax benefit of $0.5 million on a pre-tax loss of $305.7 million for the same period in 2016. Our effective tax rate was 1.2% for the nine months ended September 30, 2017, compared to 0.2% for the nine months ended September 30, 2016. Our effective tax rates for such periods differ from the U.S. statutory rate of 35% due to a number of factors, including the mix of profit and loss between domestic and international taxing jurisdictions and the impact of permanent items, including expenses subject to statutorily imposed limitations such as meals and entertainment expenses, that affect book income but do not affect taxable income and discrete tax adjustments, such as valuation allowances against deferred tax assets and tax expense or benefit recognized for uncertain tax positions.
Segment Operating Results — Nine Months Ended September 30, 2017 and 2016
The following table shows operating results for each of our segments for the nine months ended September 30, 2017 and 2016 (in thousands):

Successor company as of and for the nine months ended September 30, 2017
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$184,026	$57,475	$27,005	$45,808	$5,571	$—	$319,885
Operating expenses	186,792	74,901	27,111	34,557	10,351	66,279	399,991
Operating loss	(2,766)	(17,426)	(106)	11,251	(4,780)	(66,279)	(80,106)

Predecessor company as of and for the nine months ended September 30, 2016
	U.S. Rig Services	Fluid Management Services	Coiled Tubing Services	Fishing and Rental Services	International	Functional Support	Total
Revenues from external customers	$169,627	$61,230	$24,294	$43,773	$9,582	$—	$308,506
Operating expenses	198,671	88,282	40,872	63,512	63,932	95,498	550,767
Operating loss	(29,044)	(27,052)	(16,578)	(19,739)	(54,350)	(95,498)	(242,261)
U.S. Rig Services
Revenues for our U.S. Rig Services segment increased $14.4 million, or 8.5%, to $184.0 million for the nine months ended September 30, 2017, compared to $169.6 million for the nine months ended September 30, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they react to improving commodity prices.
Operating expenses for our U.S. Rig Services segment were $186.8 million for the nine months ended September 30, 2017, which represented a decrease of $11.9 million, or 6.0%, compared to $198.7 million for the same period in 2016. These expenses decreased primarily as a result of a decrease in depreciation expense and a decrease in employee compensation costs and equipment expense as we took steps to reduce our cost structure.
Fluid Management Services
Revenues for our Fluid Management Services segment decreased $3.8 million, or 6.1%, to $57.5 million for the nine months ended September 30, 2017, compared to $61.2 million for the nine months ended September 30, 2016. The decrease for this segment is primarily due to our exit from unprofitable locations.
Operating expenses for our Fluid Management Services segment were $74.9 million for the nine months ended September 30, 2017, which represented a decrease of $13.4 million, or 15.2%, compared to $88.3 million for the same period in 2016. These expenses decreased primarily due to a decrease in equipment expense and employee compensation costs as we took steps to reduce our cost structure and as a result of lower activity levels.
Coiled Tubing Services
Revenues for our Coiled Tubing Services segment increased $2.7 million, or 11.2%, to $27.0 million for the nine months ended September 30, 2017, compared to $24.3 million for the nine months ended September 30, 2016. The increase for this segment is primarily due an increase in drilling and completion spending from our customers as they react to improving commodity prices.
Operating expenses for our Coiled Tubing Services segment were $27.1 million for the nine months ended September 30, 2017, which represented a decrease of $13.8 million, or 33.7%, compared to $40.9 million for the same period in 2016. These expenses decreased primarily due to reduced depreciation expense and a decrease in employee compensation costs, repair and maintenance expense and fuel costs as we took steps to reduce our cost structure and as a result of lower activity levels.
Fishing and Rental Services
Revenues for our Fishing and Rental Services segment increased $2.0 million, or 4.6%, to $45.8 million for the nine months ended September 30, 2017, compared to $43.8 million for the nine months ended September 30, 2016. The increase for this segment is primarily due to an increase in completion and production spending from our customers as they react to improving commodity prices.
Operating expenses for our Fishing and Rental Services segment were $34.6 million for the nine months ended September 30, 2017, which represented a decrease of $29.0 million, or 45.6%, compared to $63.5 million for the same period in 2016. These expenses decreased primarily due to a $21.0 million gain on the sale of certain assets, as a result of reduced depreciation expense and a decrease in employee compensation on a per hour basis as we took steps to reduce our cost structure.
International
Revenues for our International segment decreased $4.0 million, or 41.9%, to $5.6 million for the nine months ended September 30, 2017, compared to $9.6 million for the nine months ended September 30, 2016. The decrease was primarily attributable the exit of operations in Mexico and a decrease in activity in Russia and the sale during the third quarter of 2017 of our Russian operations.
Operating expenses for our International segment decreased $53.6 million, or 83.8%, to $10.4 million for the nine months ended September 30, 2017, compared to $63.9 million for the nine months ended September 30, 2016. These expenses decreased primarily as a result of a decrease in employee compensation costs and equipment expense, related to our exit from operations in

Mexico and Russia and a $40.0 million impairment to reduce the carrying value of the assets and related liabilities of our Mexican business unit, which was sold in 2016, to fair market value.
Functional Support
Operating expenses for Functional Support, which represent expenses associated with managing our U.S. and International reporting segments, decreased $29.2 million, or 30.6%, to $66.3 million (20.7% of consolidated revenues) for the nine months ended September 30, 2017 compared to $95.5 million (31.0% of consolidated revenues) for the same period in 2016. The decrease is primarily due to lower employee compensation costs due to reduced staffing levels and reduction in wages, a $5.0 million FCPA settlement accrual and a decrease of $20.9 million in professional fees related to the 2016 corporate restructuring.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition and Liquidity
As of September 30, 2017, we had total liquidity of $104.2 million which consists of $77.7 million cash and cash equivalents and $26.5 million of borrowing capacity available under our ABL Facility. This compares to total liquidity of $118.2 million which consists of $90.5 million cash and cash equivalents and $27.7 million of borrowing capacity available under our ABL Facility as of December 31, 2016. Our working capital was $99.0 million as of September 30, 2017, compared to $120.3 million as of December 31, 2016. Our working capital decreased from the prior year end primarily as a result of a decrease in restricted cash, accounts receivable and other current assets partially offset by a decrease in other current liabilities. As of September 30, 2017, we had no borrowings outstanding and $33.7 million in committed letters of credit outstanding under our ABL Facility.
The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016 (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net cash used in operating activities	$(48,633)	$(104,809)
Cash paid for capital expenditures	(9,610)	(7,420)
Proceeds received from sale of fixed assets	31,844	13,376
Repayments of long-term debt	(1,875)	(24,548)
Restricted cash	16,007	(18,605)
Payment of deferred financing costs	(350)	—
Other financing activities, net	(85)	(3,329)
Effect of exchange rates on cash	(146)	(1,908)
Net decrease in cash and cash equivalents	$(12,848)	$(147,243)
Cash used in operating activities was $48.6 million for the nine months ended September 30, 2017 compared to cash used in operating activities of $104.8 million for the nine months ended September 30, 2016. Cash used in operating activities for the nine months ended September 30, 2017 was primarily related to net loss adjusted for noncash items and decrease in accrued liabilities. Cash used in operating activities for the nine months ended September 30, 2016 was primarily related to net loss adjusted for noncash items partially offset by a decrease in accounts receivable.
Cash provided by investing activities was $22.2 million for the nine months ended September 30, 2017 compared to cash provided by investing activities of $6.0 million for the nine months ended September 30, 2016. Cash inflows during these periods consisted primarily of proceeds from sales of fixed assets. Cash outflows during these periods consisted primarily of capital expenditures. Our capital expenditures primarily relate to maintenance of our equipment.
Cash provided by financing activities was $13.7 million for the nine months ended September 30, 2017 compared to cash used in financing activities of $46.5 million for the nine months ended September 30, 2016. Overall financing cash inflows for the nine months ended September 30, 2017 primarily relate to the decrease in restricted cash. Overall financing cash outflows for the nine months ended September 30, 2016 primarily relate to the increase in restricted cash and repayment of long-term debt.
Sources of Liquidity and Capital Resources
We believe that our internally generated cash flows from operations, current reserves of cash and availability under our ABL Facility are sufficient to finance our cash requirements for current and future operations, budgeted capital expenditures, debt service and other obligations for the next twelve months.

At September 30, 2017, our annual debt maturities for our 2021 Term Loan Facility were as follows (in thousands):

Year	Principal Payments
2017	$625
2018	2,500
2019	2,500
2020	2,500
2021 and thereafter	240,000
Total principal payments	$248,125
ABL Facility
On December 15, 2016, the Company and Key Energy Services, LLC, as borrowers (the “ABL Borrowers”), entered into the ABL Facility with the financial institutions party thereto from time to time as lenders (the “ABL Lenders”), Bank of America, N.A., as administrative agent for the lenders (the “Administrative Agent”) and Bank of America, N.A. and Wells Fargo Bank, National Association, as co-collateral agents for the lenders. The ABL Facility provides for aggregate initial commitments from the ABL Lenders of $80 million, which, on February 3, 2017 was increased to $100 million, and matures on June 15, 2021.
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
As of September 30, 2017, we have no borrowings outstanding under the ABL Facility and $33.7 million of letters of credit outstanding with borrowing capacity of $26.5 million available subject to covenant constraints under our ABL Facility.
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
Debt Compliance
At September 30, 2017, we were in compliance with all the financial covenants under our ABL Facility and the Term Loan Facility. Based on management’s current projections, we expect to be in compliance with all the covenants under our ABL Facility and Term Loan Facility for the next twelve months. A breach of any of these covenants, ratios or tests could result in a default under our indebtedness.
Capital Expenditures
During the nine months ended September 30, 2017, our capital expenditures totaled $9.6 million, primarily related to the ongoing maintenance of our equipment. Our capital expenditure plan for 2017 contemplates spending between $10 million and $15 million, subject to market conditions. This is primarily related to equipment replacement needs, including ongoing replacements to our rig services fleet. Our capital expenditure program for 2017 is subject to market conditions, including activity levels, commodity prices, industry capacity and specific customer needs as well as cash flows. Our focus for 2017 will be the maximization of our current equipment fleet, but we may choose to increase our capital expenditures in 2017 to expand our presence in a market. We currently anticipate funding our 2017 capital expenditures through a combination of cash on hand, operating cash flow, proceeds from sales of assets and borrowings under our ABL Facility. Should our operating cash flows or activity levels prove to be insufficient to fund our currently planned capital spending levels, management expects that it will adjust our capital spending plans accordingly. We may also incur capital expenditures for strategic investments and acquisitions.
Off-Balance Sheet Arrangements
At September 30, 2017 we did not, and we currently do not, have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2017 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
During the three months ended September 30, 2017, we repurchased the shares shown in the table below to satisfy tax withholding obligations upon the vesting of restricted stock awarded to certain of our employees:

Period	Number of Shares Purchased	Average Price Paid per Share(1)
July 1, Period to July 31, Period	—	$—
August 1, Period to August 31, Period	2,432	12.83
September 1, Period to September 30, Period	—	—
Total	2,432	$12.83

(1)	The price paid per share with respect to the tax withholding repurchases was determined using the closing prices on the applicable vesting date.
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
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

Date:	November 9, 2017	By:	/s/ J. MARSHALL DODSON
J. Marshall Dodson
Senior Vice President and Chief Financial Officer (As duly authorized officer and Principal Financial Officer)